Form 10-Q
period 2005-02-28
Green Plains Renewable Energy, Inc.
filed 2005-04-13
CIK 1309402

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended February 28, 2005

                        Commission File Number 333-121321

                       GREEN PLAINS RENEWABLE ENERGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Iowa                                   84-1652107
     --------------------------------        ---------------------------------
     (State or other jurisdiction of         (IRS Employer Identification No.)
      incorporation or organization)


                 9635 Irvine Bay Court, Las Vegas, Nevada 89147
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (702) 524-8928
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [X] No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X]No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                     Outstanding as of April 12, 2005
         -----------------------------         --------------------------------
         Common Stock, $.001 par value                  765,000 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Condensed Balance Sheet as of February 28, 2005 (Unaudited)         3

         Condensed Statement of Operations
              For the three months ended February 28, 2005 (Unaudited)       4

         Condensed Statement of Cash Flows
              For the three months ended February 28, 2004 (Unaudited)       5

         Notes to Condensed Financial Statements                             6

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         7

Item 3:  Quantitative and Qualitative Disclosures About Market Risk         11

Item 4:  Controls and Procedures                                            13


                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                  14

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds        14

Item 3:  Defaults upon Senior Securities                                    14

Item 4:  Submission of Matters to a Vote of Security Holders                14

Item 5:  Other Information                                                  14

Item 6:  Exhibits                                                           14

Signatures                                                                  15

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               GREEN PLAINS RENEWABLE ENERGY, INC.
                                     CONDENSED BALANCE SHEET
                                           (Unaudited)


                                             ASSETS
Current assets
   Cash                                                                     $       528,324
   Deposits related to option agreements                                              3,000
                                                                            ---------------
     Total current assets                                                           531,324
                                                                            ---------------

Fixed assets, net                                                                     7,446
                                                                            ---------------

   Total assets                                                             $       538,770
                                                                            ===============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                         $        12,540
   Accrued liabilities                                                               12,428
                                                                            ---------------
     Total current liabilities                                                       24,968
                                                                            ---------------

Total liabilities                                                                    24,968

Commitments and contingencies                                                             -

Stockholders' equity
   Common stock; $.001 par value, 25,000,000 shares authorized,
     765,000 shares issued and shares outstanding                                       765
   Additional paid-in capital                                                       672,523
   Accumulated deficit                                                             (159,486)
                                                                            ---------------
     Total stockholders' equity                                                     513,802
                                                                            ---------------

Total liabilities and stockholders' equity                                  $       538,770
                                                                            ===============



        See accompanying notes to condensed consolidated financial statements.

                                            3

                                       GREEN PLAINS RENEWABLE ENERGY, INC.
                                       CONDENSED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                      Three months           June 29, 2004
                                                                          ended            (Inception) through
                                                                    February 28, 2005       February 28, 2005
                                                                 --------------------    --------------------
Revenues                                                               $           -           $           -

Operating expenses
     Consulting and professional fees                                         91,112                  96,912
     Other general and administrative expenses                                19,602                  64,107
                                                                       -------------           -------------

        Total operating expenses                                             110,714                 161,019
                                                                       -------------           -------------


Loss from operations                                                        (110,714)               (161,019)

Other income
     Interest income                                                           1,223                   1,533
                                                                       -------------           -------------

Loss before provision for income taxes                                      (109,491)               (159,486)

Provision for income taxes                                                         -                       -
                                                                       -------------           -------------

Net loss                                                               $    (109,491)          $    (159,486)
                                                                       =============           =============

Loss per common share - basic and diluted                              $       (0.14)          $       (0.24)
                                                                       =============           =============

Weighted average common shares outstanding -
     Basic and diluted                                                       765,000                 674,869
                                                                       =============           =============



                   See accompanying notes to condensed consolidated financial statements.

                                                     4

                                       GREEN PLAINS RENEWABLE ENERGY, INC.
                                        CONDENSED STATEMENT OF CASH FLOWS
                                                   (Unaudited)


                                                                    Three months            June 29, 2004
                                                                        Ended            (Inception) through
                                                                  February 28, 2005       February 28, 2005
                                                                  -----------------       -----------------
Cash flows from operating activities:
     Net loss                                                       $    (109,491)           $    (159,486)
     Adjustments to reconcile net loss to
      net cash used by operating activities:
        Depreciation                                                           72                       72
        Stock based compensation                                                -                   37,500
     Changes in operating assets and liabilities:
        Accounts payable                                                   12,540                   12,540
        Accrued liabilities                                                 6,628                   12,428
                                                                    -------------            -------------
           Net cash used by operating activities                          (90,251)                 (96,946)

Cash flows from investing activities:
     Purchase of fixed assets                                              (7,518)                  (7,518)
     Deposits related to option agreements                                      -                   (3,000)
                                                                    -------------            -------------
           Net cash used by investing activities                           (7,518)                 (10,518)

Cash flows from financing activities:
     Proceeds from issuance of stock                                            -                  635,788
                                                                    -------------            -------------

           Net cash provided by financing activities                            -                  635,788
                                                                    -------------            -------------

Net increase in cash                                                      (97,769)                 528,324


Cash, at beginning of period                                              626,093                        -
                                                                    -------------            -------------

Cash, at end of period                                              $     528,324            $     528,324
                                                                    =============            =============

Supplemental disclosures of cash flow:
     Cash paid for income taxes                                     $           -            $           -
                                                                    =============            =============
     Cash paid for interest                                         $           -            $           -
                                                                    =============            =============



                  See accompanying notes to condensed consolidated financial statements.

                                                     5

                       GREEN PLAINS RENEWABLE ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   DESCRIPTION OF BUSINESS

     Green Plains Renewable Energy, Inc. (hereinafter referred to as the "Company") is a development stage company incorporated on June 29, 2004 under the laws of the state of Iowa. Green Plains Renewable Energy, Inc. was organized to construct and operate a 50 million gallon, dry mill, fuel grade ethanol plant ("Plant").

     The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form S-1 for the year ended November 30, 2004 of Green Plains Renewable Energy, Inc. (the "Company").

     The interim financial statements present the condensed balance sheet, statements of operations, stockholders' equity and cash flows of Green Plains Renewable Energy, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of February 28, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company applies SFAS No. 123 Accounting for Stock-Based Compensation for all compensation related to stock, options or warrants. SFAS 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

     The Company granted no warrants or options for compensation for the period ended February 28, 2005.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed results of operations and financial condition. The discussion contains forward-looking statements that involve risks and uncertainties. Actual events or results may differ materially from those indicated in such forward-looking statements. The discussion should be read in conjunction with the consolidated financial statements included in our Form S-1 Registration Statement (SEC Registration No. 333-121321) as amended, with the Securities and Exchange Commission, on December 16, 2004, which became effective on March 9, 2005 (the "Registration Statement") and notes thereto and the risk factors contained therein.

Overview

         We are a start-up company in development stage, which was formed for the purpose of building a plant to produce ethanol and animal feed products in southwestern Iowa. We do not expect to operate at a profit before the ethanol plant is completely constructed and operational.

         For the three month period ended February 28, 2005, we incurred an accumulated net loss of $109,491 and we have incurred an accumulated loss of $159,486 from inception (June 29, 2004) through February 28, 2005. We believe we will incur significant losses from this time forward until we are able to secure financing and successfully complete construction and commence operations of the plant. There is no assurance that we will be successful in securing necessary financing and/or in our efforts to build and operate an ethanol plant. Even if we successfully meet all of these objectives and begin operations at the ethanol plant, there is no assurance that we will be able to operate profitably.

         We filed the Registration Statement for an initial public offering of our securities. We expect that the project will cost approximately $75.9 million. We have raised approximately $637,500 in seed capital, and plan to raise a minimum of $29,667,000 and a maximum of $35,340,000 in the offering and secure the balance through federal, state and local grants and debt financing. We will require a significant amount of debt financing to complete our project. The amount of debt financing that we need depends on the amount of equity we raise in the offering and whether we receive any grant proceeds. We have contacted and have had limited discussions with prospective lenders, but have no agreement with any lender for the debt financing that we need. If we are successful with our offering, but do not secure the debt financing that we need, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

         Representatives from Fagen Inc., our contractor, have informed the Company that a 50 million gallon per year plant will consume on an annual basis approximately 18.5 million bushels of locally grown corn and annually produce approximately 50 million gallons of fuel-grade ethanol, and 160,000 tons of DDGS on a dry basis. We plan to hire independent brokers to sell our ethanol and DDGS. We anticipate locating the plant in Shenandoah, Iowa, an area where we believe there are over 200 hundred thousand feed cattle on feeder lots within a 50 mile radius of the plant. We believe we can sell a portion of our distillers grains in a wet form because of this, which will save us a significant amount of money because we will not have to dry the grain before selling it.

         Additionally, in discussions with representatives from Fagen, Inc. we have been informed that our plant will produce approximately 148 thousand tons of carbon dioxide that may be recovered on an annual basis. While we intend to have discussions with several companies regarding construction of a facility to capture raw carbon dioxide, we presently have no agreement with any third party to capture or market the raw carbon dioxide, and the market may be too saturated in Iowa to recover the carbon dioxide profitably. We therefore may choose to vent off the C0(2) and may have no market for it of any kind.

         We anticipate that we will have an agreement with an experienced ethanol marketer to sell our ethanol production. We also anticipate that we will have an agreement with an experienced marketer to sell our animal feed products.

We have no agreements with any party to sell any of our expected products. We will be hiring staff to handle the direct operation of the plant, and currently expect to employ approximately 32 people. We do not intend to hire a sales staff to market our products. Third-party marketing agents will coordinate all shipping.

         The following table describes our proposed use of proceeds, based upon a minimum offering of $29,667,000, net of selling commissions, and a maximum offering of $38,000,000. The total use of proceeds is estimated to be $75,909,000. The actual use of funds is based upon contingencies, such as the estimated cost of plant construction, the suitability and cost of the proposed site, the regulatory permits required and the cost of debt financing and inventory costs, which are driven by the market. Therefore, the following figures are intended to be estimates only based on between 36% and 46% investor equity, and the actual use of funds may vary significantly from the descriptions given below depending on the contingencies described above. However, we anticipate that any variation in our use of proceeds will occur in the level of proceeds attributable to a particular use (as set forth below) rather than a change from one of the uses set forth below to a use not identified in this report.

                                   Projected Sources and Uses Of Funds

                                                                    Maximum Offering     Minimum Offering
                                                                  -------------------  -------------------
Estimated Sources:
     Share Proceeds                                               $        35,340,000  $        29,667,000
     TIF Financing                                                          3,925,000            3,925,000
     Seed Capital                                                             637,500              637,500
     Term Debt Financing                                                   36,006,500           41,679,500
                                                                  -------------------  -------------------
Total Estimated Sources of Funds                                  $        75,909,000  $        75,909,000
                                                                  ===================  ===================

Estimated Uses of Funds:
     Plant Construction and Misc. Costs                           $        59,398,000  $        59,398,000
     Estimated Site Costs                                         $         3,290,000  $         3,290,000
     Estimated Railroad Costs                                     $         4,641,000  $         4,641,000
     Estimated Fire Protection/Water Supply Costs                 $           825,000  $           825,000
     Estimated Rolling Stock Costs                                $           175,000  $           175,000
     Estimated Financing Costs                                    $           340,000  $           340,000
     Estimated Pre-Production Period Costs                        $           710,000  $           710,000
     Estimated Inventory & Working Capital Costs                  $         6,530,000  $          6,530,00
                                                                  -------------------  -------------------
Total Estimated Use of Funds                                      $        75,909,000  $        75,909,000
                                                                  ===================  ===================

Plan for the Next 24 Months of Operations

         We expect to spend the next 24 months in financing, design-development and construction of the plant. Assuming the successful completion of our offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including but not limited to, site acquisition, utilities, construction, equipment acquisition and site development. In addition, we expect to have enough cash to cover our costs through this period, including staffing, office costs, audit, legal, compliance and staff training. We estimate that we will need approximately $75,909,000 to complete the project.

         The tables above describing the estimated sources of funds and various costs associated with the project also describe operations for the next 24 months. These tables are only estimates and actual expenses could be much higher due to a variety of factors described in the section entitled "Risk Factors". All sources of funding are only estimates. The Company has no commitments or agreements with any third party to provide the necessary funds.

         The tables above also contemplate costs to the Company of approximately $1.5 million that were anticipated in connection with the completion of a natural gas pipeline to the plant. At the suggestion of U.S. Energy, it now appears that an existing natural gas pipeline may be able to be upgraded to supply the plant with the necessary natural gas which is expected to result in a savings to the Company of most if not all of the projected $1.5 million expense.

Condition of Records

         We currently have no experienced general manager, and we do not expect to retain one until some time in 2005. We are dependent entirely on our board of directors for maintenance of books and records. We intend to hire and train staff well before the start of the plant operations, and we have included an expense allocation for this in our budget. However, there can be no assurance that we will be able to retain qualified individuals. It is possible that accounting or other financing functions may not be performed on time, if at all.

Operating Expenses

         We expect to have certain operating expenses, such as salaries, when the plant manager and other office staff are hired. Along with operating expenses, we anticipate that we will have significant expenses related to financing and interest. We have allocated funds in our capital structure for these expenses. However, there can be no assurance that the funds allocated are sufficient to cover the expenses. We may need additional funding to cover these costs if sufficient funds are not retained up-front or if costs are higher than expected.

Liquidity and Capital Resources

         We are seeking to raise a minimum of $29,667,000 and a maximum of $38,000,000 in the offering. The offering proceeds will be placed in an escrow account with The Security National Bank. We will not close on the escrow until at least $29,667,000 in subscriptions, after deduction of selling commissions, are accepted by us from the sale of securities in this offering and The Security National Bank has received written confirmation from us that we have obtained a written letter of commitment from one or more lending institutions to provide us with sufficient construction and start-up financing to carry out our business plan. Assuming that the maximum offering is raised, approximately $36,006,500 in debt and other funding will be needed to complete the project. If less than the maximum offering is raised, additional debt must be sought. We do not have financing commitments for any amount. Completion of the project relies entirely on our ability to attract these loans and close on this offering. We may engage a financing company to attempt to obtain the loans. If we do not receive both the letter of commitment and the minimum proceeds on or before November 29, 2005, your investment will be promptly returned to you without interest and without any deductions.

         We hope to attract the senior bank loan from a major bank, with participating loans from other banks, to construct the plant. We expect that the combined minimum loan amount of $36,256,500 will be secured by all of our real property, including receivables and inventories. We have been informed by lending institutions that we have been in discussions with that we can expect to pay approximately libor plus 380 basis points, which would equate to roughly one point over prime on our debt while the plant is being built. Once the plant is operational we will be able to receive incentive discounts on interest paid based on the financial performance of the Company. These incentives could go to as low as prime, if we manage the Company in a profitable manner. In all likelihood, we will also be required to pay annual fees for maintenance and observation of the loan by the lender. If we were to issue warrants in connection with any subordinated financing, it could reduce the value of our common stock.

Critical Accounting Policies

         The Company applies SFAS No. 123 Accounting for Stock-Based Compensation for all compensation related to stock, options or warrants. SFAS 123 requires the recognition of compensation cost using a fair value based method whereby compensation costs is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

         The Company granted no warrants or options for compensation for the period ended February 28, 2005.

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Recent Accounting Pronouncements

         The Company has not adopted any new accounting policies that would have a material impact on the Company's financial condition, changes in financial conditions or results of operations.

Grant and Government Programs

         We believe that we are eligible for and anticipate applying for various state and federal grant, loan and forgivable loan programs. Most grants that may be awarded to us are considered paid-in capital for tax purposes and are not taxable income. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans. We are also not depending on the award of any such grants as part of our funding of the Project. However, we may be eligible to receive such grants. If we do, the amount of money we will have to borrow will be reduced by that amount.

         We approached the Fremont County Board of Supervisors for (TIF) financing and were told that County would consider issuing an industrial revenue bond for a period of 15-20 years, but that County would not be inclined to issue a general obligation bond to fund the TIF. A general obligation bond would be the responsibility of the County, backed by the general taxing authority of the County, whereas an industrial revenues bond would be our obligation. The Company is not inclined to seek an industrial revenue bond at this time because we anticipate having significant debt in connection with our proposed construction loan. The City of Shenandoah indicates that it is willing to provide TIF financing for the project, but that its TIF financing limits would be in $2-2.5 million dollar range. However, the Shenandoah City Council offered a 15 year tax abatement, which we believe may ultimately be more beneficial than the TIF financing.

         If the TIF is not received in the projected amounts then our Term Debt Financing would be increased by $3,925,000 in both the minimum and maximum offering scenarios. We anticipate that our lender(s) will require us to contribute approximately 45% of the capital needed to fund the construction and operation of the plant. However, the lending institutions we have been in discussions with have indicated that they will consider lesser amounts of equity. In the case of the minimum offering, we would not meet the 45% capital contribution threshold if the TIF is not received. In the case of the maximum offering, we would meet the 45% capital contribution threshold whether or not TIF is received. In the case of the minimum offering, our failure to obtain TIF may leave us with insufficient funding to construct the plant, execute our plan of operation or close on funds raised in this offering.

         We will be applying for a grant from the USDA's Commodity Credit Corporation, if the program is extended to continue past 2006 when it is it scheduled to expire. It has been extended in the past and we hope that it will be extended once again. Under the grant program, the Commodity Credit Corporation will reimburse eligible ethanol producers of less than 65 million gallons of bioenergy one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol. No eligible producer may receive more than $7.5 million under the program. Because we expect to be an eligible producer and to annually utilize 18.5 million bushels of corn in the increased production of ethanol, we expect to potentially receive the maximum award of $7.5 million. However, the Commodity Credit Corporation may award only $150 million annually fiscal years 2003 through 2006 and any award we received may be reduced based upon the volume of applications from other eligible producers. We expect to be eligible to receive an award under the program only once during the life of our project, if the program is extended. If it is not extended by the U.S. Congress, we do not believe we would be in production early enough to receive any benefits from the program. There can be no assurance that any amounts will be received under this program.

         There may be additional tax credits in the State of Iowa that we may be eligible for as a producer of ethanol. There may also be benefits that the Company will receive from the State of Iowa for developing a business in an enterprise zone. These programs may benefit the Company financially. There may be other state and federal programs that we are not aware of at this time. Programs and incentives offered by state and federal agencies are subject to change and new programs and incentives may become available. As changes in current programs and incentives are made and new programs and incentives become available, we will endeavor to stay informed and to take advantage of the programs and incentives for which we are eligible. However, there can be no assurance that we will receive any funding under any federal or state funding initiative.

Forward-Looking Statements

         Throughout this report, we make "forward-looking statements." Forward-looking statements include the words "may," "will," "estimate," "continue," "believe," "expect" or "anticipate" and other similar words. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, we may not achieve such plans or objectives. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

         o The availability and adequacy of our cash flow to meet its requirements, including payment of loans;

         o Economic, competitive, demographic, business and other conditions in our local and regional markets;

         o Changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

         o Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

         o        Competition in the ethanol industry;

         o        The loss of any license or permit;

         o The loss of our plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

         o Changes in our business strategy, capital improvements or development plans;

         o The availability of additional capital to support capital improvements and development; and,

         o Other factors discussed under "Risk Factors" in our Registration Statement and prospectus.

         You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements specified in this report have been compiled as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this report. We will not update forward-looking statements even though our situation may change in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company is a start-up company in development stage, which was formed for the purpose of building a plant to produce ethanol and animal feed products in southwestern Iowa. The Company is not presently conducting operations and is not presently subject to market risks. If and when the Company obtains the funding necessary to execute its business plan and begins operations, it anticipates that it will be exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below. The Company does not expect to have exposure to foreign currency risk as all of its business is expected to be conducted in U.S. dollars.

Commodity Price Risk

         We expect to produce ethanol and its co-product, distiller's dried grains with solubles (DDGS), from corn, and our business will be sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. We also expect to use natural gas in the ethanol and DDGS production process, and our business will be sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the U.S. domestic onshore and offshore rig count, and the amount of U.S. natural gas in underground storage during both the injection and withdrawal seasons.

         We anticipate that we will attempt to reduce the market risk associated with fluctuations in the price of corn and natural gas by employing a variety of risk management strategies. Strategies include the use of derivative financial instruments such as futures and options initiated on the Chicago Board of Trade and/or the New York Mercantile Exchange, as well as the daily cash management of our total corn and natural gas ownership relative to monthly demand for each commodity, which may incorporate the use of forward cash contracts or basis contracts.

         We may hedge corn with derivative instruments including futures and options contracts offered through the Chicago Board of Trade. Forward cash corn and basis contracts may also be utilized to minimize future price risk. Similarly, natural gas is hedged with futures and options contracts offered through the New York Mercantile Exchange. Basis contracts may also be utilized to minimize future price risk.

         Gains and losses on futures and options contracts used as economic hedges of corn inventory, as well as on forward cash corn and basis contracts, are recognized as a component of cost of revenues for financial reporting on a monthly basis using month-end settlement prices for corn futures on the Chicago Board of Trade. Corn inventories are marked to fair value using market based prices so that gains or losses on the derivative contracts, as well as forward cash corn and basis contracts, are offset by gains or losses on inventories during the same accounting period.

         Gains and losses on futures and options contracts used as economic hedges of natural gas, as well as basis contracts, are recognized as a component of cost of revenues for financial reporting on a monthly basis using month-end settlement prices for natural gas futures on the New York Mercantile Exchange. The natural gas inventories hedged with these derivatives or basis contracts are valued at the spot price of natural gas, plus or minus the gain or loss on the futures or options positions relative to the month-end settlement price on the New York Mercantile Exchange.

         While our hedging activities may have a material effect on future operating results or liquidity in a specific quarter of its fiscal year, particularly prior to harvest, management does not believe that such activities will have a material, long-term effect on future operating results or liquidity.

Interest Rate Risk

         We anticipate borrowing substantial amounts of money to build our plant. We may have interest rate risk exposure relating to variable rate long-term debt. We may attempt to manage interest rate risk by attempting to obtain fixed rate debt rather than variable debt. We presently have no outstanding debt.

Item 4. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of February 28, 2005, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

         Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         We filed a Registration Statement with the Securities and Exchange Commission for an initial public offering of our common stock and warrants. The Registration Statement was declared effective on March 9, 2005. We have not held an initial closing. As a result, have neither received nor used any proceeds to date in connection with this offering.

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the security holders during the quarterly period covered by this report.

Item 5. Other Information

         Not applicable

Item 6. Exhibits


                                  EXHIBIT INDEX

EXHIBIT
  NO.                                 DESCRIPTION OF EXHIBIT
-------                               ----------------------

3(i).1 Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(i).1 of the Company's Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)

3(ii).1 Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company's Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)

10.1 Option Agreement on Hilger West Property, by and between the Company and Alberta A. Bryon, dated November 12, 2004 (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)

10.2 Option Agreement on Hilger East Property, by and between the Company and Alberta A. Bryon, dated October 20, 2004 (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)

10.3 Letter of Intent relating to the purchase of real property from Shenandoah Chamber & Industry Association, dated November 12, 2004 (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)

EXHIBIT
  NO.                                 DESCRIPTION OF EXHIBIT
-------                               ----------------------

10.4 Letter of Intent by and between Fagen, Inc. and Green Plains Renewable Energy, Inc. dated November 4, 2004 (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)

10.5 Letter Agreement by and between the Company and U.S. Energy, Inc., dated October 5, 2004 (Incorporated by reference to
                  Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)

10.6 Agreement to Extend Expiration Date by and between the Company and Alberta A. Bryon, dated October 20, 2005 (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1/A filed February 4, 2005, File No. 333-121321)

10.7 Letter of Intent by and between the Company and the City of Shenandoah, dated December 16, 2004 (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1/A filed February 4, 2005, File No. 333-121321)

10.8 Martin D. Ruikka, dba PRX Geographic(TM) Quotation, dated May 3, 2004 (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1/A filed February 4, 2005, File No. 333-121321)

10.9 Martin D. Ruikka, dba PRX Geographic(TM) Invoice, dated January 1, 2005 (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1/A filed February 4, 2005, File No. 333-121321)

31.1 Certification by Barry A. Ellsworth under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Dan Christensen under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1              Certification of Barry A. Ellsworth pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Dan Christensen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           GREEN PLAINS RENEWABLE ENERGY, INC.



Date: April 12, 2005                       By     /s/ Barry A. Ellsworth
                                              ----------------------------------
                                              Barry A. Ellsworth
                                              President
                                              (Principal Executive Officer)



Date: April 12, 2005                       By     /s/ Dan Christensen
                                              ----------------------------------
                                              Dan Christensen
                                              Treasurer
                                              (Principal Financial Officer)