Form 10-Q
period 2005-05-31
Green Plains Renewable Energy, Inc.
filed 2005-07-12
CIK 1309402

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Quarterly Period Ended May 31, 2005

                        Commission File Number 333-121321

                       GREEN PLAINS RENEWABLE ENERGY, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Iowa                                        84-1652107
 -------------------------------              ---------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)


                 9635 Irvine Bay Court, Las Vegas, Nevada 89147
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (702) 524-8928
                ------------------------------------------------
                (Issuer's telephone number, including area code)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding as of July 7, 2005
               -----                           ------------------------------
   Common Stock, $.001 par value                       765,000 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Condensed Balance Sheet as of May 31, 2005 (Unaudited)              3

         Condensed Statements of Operations
           For the three and six months ended May 31, 2005 (Unaudited)       4

         Condensed Statements of Cash Flows
           For the six months ended May 31, 2004 (Unaudited)                 5

         Notes to Condensed Financial Statements                             6

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         8

Item 3:  Quantitative and Qualitative Disclosures About Market Risk         12

Item 4:  Controls and Procedures                                            13


                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                  14

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds        14

Item 3:  Defaults upon Senior Securities                                    14

Item 4:  Submission of Matters to a Vote of Security Holders                14

Item 5:  Other Information                                                  14

Item 6:  Exhibits                                                           14

Signatures                                                                  15

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               GREEN PLAINS RENEWABLE ENERGY, INC.
                                     CONDENSED BALANCE SHEET
                                           (Unaudited)


                                              ASSETS

Current assets
   Cash                                                                  $          289,262
   Deposits related to option agreements                                              3,000
                                                                        --------------------
         Total current assets                                                       292,262

Fixed assets, net                                                                     8,323
                                                                        --------------------

   Total assets                                                          $          300,585
                                                                        ====================

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                     $             1,500
   Accrued liabilities                                                               16,806
                                                                        --------------------
     Total current liabilities                                                       18,306
                                                                        --------------------

Total liabilities                                                                    18,306

Commitments and contingencies                                                             -

Stockholders' equity
   Common stock; $.001 par value, 25,000,000 shares authorized,
     765,000 shares issued and shares outstanding                                       765
   Additional paid-in capital                                                       672,523
   Accumulated deficit                                                             (391,009)
                                                                        --------------------
     Total stockholders' equity                                                     282,279
                                                                        --------------------

Total liabilities and stockholders' equity                              $           300,585
                                                                        ====================


            See accompanying notes to condensed consolidated financial statements.

                                            3

                                       GREEN PLAINS RENEWABLE ENERGY, INC.
                                       CONDENSED STATEMENTS OF OPERATIONS
                                                   (Unaudited)



                                                                                                    June 29, 2004
                                                         Three months                                (Inception)
                                                            ended           Six months ended           through
                                                         May 31, 2005         May 31, 2005          May 31, 2005
                                                       -----------------    ------------------    ------------------
Revenues                                               $              -     $               -     $               -

Operating expenses
     Consulting and professional fees                            91,204               182,316               188,116
     Other general and administrative expenses                  140,562               160,164               204,669
                                                       -----------------    ------------------    ------------------

        Total operating expenses                                231,766               342,480               392,785
                                                       -----------------    ------------------    ------------------


Loss from operations                                           (231,766)             (342,480)             (392,785)

Other income
     Interest income                                                242                 1,466                 1,776
                                                       -----------------    ------------------    ------------------


Loss before provision for income taxes                         (231,524)             (341,014)             (391,009)


Provision for income taxes                                            -                     -                     -
                                                       -----------------    ------------------    ------------------

Net loss                                               $       (231,524)    $        (341,014)    $        (391,009)
                                                       =================    ==================    ==================

Loss per common share - basic and diluted              $          (0.30)    $           (0.45)    $           (0.56)
                                                       =================    ==================    ==================

Weighted average common shares outstanding -
  Basic and diluted                                             765,000               765,000               699,475
                                                       =================    ==================    ==================


                     See accompanying notes to condensed consolidated financial statements.

                                                         4

                                       GREEN PLAINS RENEWABLE ENERGY, INC.
                                       CONDENSED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                                         June 29, 2004
                                                               Six months ended       (Inception) through
                                                                 May 31, 2005             May 31, 2005
                                                              --------------------    ---------------------
Cash flows from operating activities:
     Net loss                                                 $          (341,014)    $           (391,009)
     Adjustments to reconcile net loss to
      net cash used by operating activities:

        Depreciation                                                          546                      546

        Stock based compensation                                                -                   37,500
     Changes in operating assets and liabilities:

        Accounts payable                                                    1,500                    1,500

        Accrued liabilities                                                11,006                   16,806
                                                              --------------------    ---------------------


           Net cash used by operating activities                         (327,962)                (334,657)

Cash flows from investing activities:

     Purchase of fixed assets                                              (8,869)                  (8,869)

     Deposits related to option agreements                                      -                  (3,000)
                                                              --------------------    ---------------------


           Net cash used by investing activities                           (8,869)                 (11,869)

Cash flows from financing activities:

     Proceeds from issuance of stock                                            -                  635,788
                                                              --------------------    ---------------------


           Net cash provided by financing activities                            -                  635,788
                                                              --------------------    ---------------------


Net increase (decrease) in cash                                          (336,831)                 289,262


Cash, at beginning of period                                              626,093                        -
                                                              --------------------    ---------------------

Cash, at end of period                                        $           289,262     $            289,262
                                                              ====================    =====================

Supplemental disclosures of cash flow:
     Cash paid for income taxes                               $                 -     $                  -
                                                              ====================    =====================

     Cash paid for interest                                   $                 -     $                  -
                                                              ====================    =====================


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

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of May 31, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets which is primarily 3 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operating income or loss.

     The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

     Stock based compensation - The Company applies SFAS No. 123 Accounting for Stock-Based Compensation for all compensation related to stock, options or warrants. SFAS 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

     The Company granted no warrants or options for compensation for the period ended May 31, 2005.

3.   FIXED ASSETS

     Fixed assets consist of the following as of May 31, 2005:

             Furniture and equipment                      $          8,869
             Less: accumulated depreciation                            546
                                                          ----------------
                                                          $          8,323
                                                          ================

4.   ACCRUED LIABILITIES

     The Company has a line of credit through a credit card company with a credit line up to $10,700 with an annual variable rate (15.99% at May 31, 2005). As of May 31, 2005, the balance on the line of credit totaled $8,106.

     As of May 31, 2005, other accrued liabilities consist of consulting fees totaling $8,700.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed results of operations and financial condition. The discussion contains forward-looking statements that involve risks and uncertainties. Actual events or results may differ materially from those indicated in such forward-looking statements. The discussion should be read in conjunction with the consolidated financial statements included in our Form S-1 Registration Statement (SEC Registration No. 333-121321) as amended, with the Securities and Exchange Commission which became effective on March 9, 2005 (the "Registration Statement") and notes thereto and the risk factors contained therein.

Overview

         We are a start-up company in development stage, which was formed for the purpose of building a plant to produce ethanol and animal feed products in southwestern Iowa. We do not expect to operate at a profit before the ethanol plant is completely constructed and operational.

         For the six month period ended May 31, 2005, we incurred an accumulated net loss of $231,524 and we have incurred an accumulated loss of $391,009 from inception (June 29, 2004) through May 31, 2005. We believe we will incur significant losses from this time forward until we are able to secure financing and successfully complete construction and commence operations of the plant. There is no assurance that we will be successful in securing necessary financing and/or in our efforts to build and operate an ethanol plant. Even if we successfully meet all of these objectives and begin operations at the ethanol plant, there is no assurance that we will be able to operate profitably.

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

         The following table describes our proposed use of proceeds, based upon a minimum offering of $29,667,000, net of selling commissions, and a maximum offering of $35,340,000. The total use of proceeds is estimated to be $75,909,000. The actual use of funds is based upon contingencies, such as the estimated cost of plant construction, the suitability and cost of the proposed site, the regulatory permits required and the cost of debt financing and inventory costs, which are driven by the market. Therefore, the following figures are intended to be estimates only based on between 36% and 46% investor equity, and the actual use of funds may vary significantly from the descriptions given below depending on the contingencies described above. However, we anticipate that any variation in our use of proceeds will occur in the level of proceeds attributable to a particular use (as set forth below) rather than a change from one of the uses set forth below to a use not identified in this report.

                               Projected Sources and Uses Of Funds

                                                                      Maximum Offering           Minimum Offering
Estimated Sources:
     Share Proceeds                                               $             35,340,000   $              29,667,000
     TIF Financing                                                               3,925,000                   3,925,000
     Seed Capital                                                                  637,500                     637,500
     Term Debt Financing                                                        36,006,500                  41,679,500
                                                                  ------------------------   -------------------------
Total Estimated Sources of Funds                                  $              75,909,000  $              75,909,000
                                                                  =========================  =========================

Estimated Uses of Funds:
     Plant Construction and Misc. Costs                           $              59,398,000  $              59,398,000
     Estimated Site Costs                                                         3,290,000                  3,290,000
     Estimated Railroad Costs                                                     4,641,000                  4,641,000
     Estimated Fire Protection/Water Supply Costs                                   825,000                    825,000
     Estimated Rolling Stock Costs                                                  175,000                    175,000
     Estimated Financing Costs                                                      340,000                    340,000
     Estimated Pre-Production Period Costs                                          710,000                    710,000
     Estimated Inventory & Working Capital Costs                                  6,530,000                   6,530,00
                                                                  ------------------------   -------------------------
Total Estimated Use of Funds                                      $              75,909,000  $              75,909,000
                                                                  =========================  =========================

         The City of Shenandoah has awarded us a 15 year property tax abatement that we would be able to receive if the city annexed the plant site into the City of Shenandoah boundaries. If this is ultimately approved by the board of directors, it is anticipated that it will result in significant long-term savings. In addition, the tables above contemplate costs to the Company of approximately $1.5 million that were anticipated in connection with the completion of a natural gas pipeline to the plant. It now appears that an existing natural gas pipeline may be able to be upgraded to supply the plant with the necessary natural gas which is expected to result in a savings to the Company of most if not all of the projected $1.5 million expense. As a result, we may not need or seek to obtain TIF financing.

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

Condition of Records

         We currently have no experienced general manager, and we do not expect to retain one until some time in 2006. We currently have an office staff comprised of our president, one independent contractor that is working full-time on the project and one or more part-time staff that serve, when and if, needed. We are dependent entirely on our president and board of directors for maintenance of books and records. We intend to hire and train staff well before the start of the plant operations, and we have included an expense allocation for this in our budget. However, there can be no assurance that we will be able to retain qualified individuals. It is possible that accounting or other financing functions may not be performed on time, if at all.

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

Liquidity and Capital Resources

         We are seeking to raise a minimum of $29,667,000 and a maximum of $35,340,000 in the offering. The offering proceeds will be placed in an escrow account with The Security National Bank. We will not close on the escrow until at least $29,667,000 in subscriptions, after deduction of selling commissions, are accepted by us from the sale of securities in this offering and The Security National Bank has received written confirmation from us that we have obtained a written letter of commitment from one or more lending institutions to provide us with sufficient construction and start-up financing to carry out our business plan. Assuming that the maximum offering is raised, approximately $36,006,500 in debt and other funding will be needed to complete the project. If less than the maximum offering is raised, additional debt must be sought. We do not have financing commitments for any amount. Completion of the project relies entirely on our ability to attract these loans and close on this offering. We may engage a financing company to attempt to obtain the loans. If we do not receive both the letter of commitment and the minimum proceeds on or before November 29, 2005, your investment will be promptly returned to you without interest and without any deductions.

         We hope to attract the senior bank loan from a major bank, with participating loans from other banks, to construct the plant. We expect that the combined minimum loan amount of $36,006,500 will be secured by all of our real property, including receivables and inventories. We have been informed by lending institutions that we have been in discussions with that we can expect to pay approximately libor plus 380 basis points, which would equate to roughly one point over prime on our debt while the plant is being built. Once the plant is operational we will be able to receive incentive discounts on interest paid based on the financial performance of the Company. These incentives could go to as low as prime, if we manage the Company in a profitable manner. In all likelihood, we will also be required to pay annual fees for maintenance and observation of the loan by the lender. If we were to issue warrants in connection with any subordinated financing, it could reduce the value of our common stock.

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

         The Company granted no warrants or options for compensation for the period ended May 31, 2005.

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

Grant and Government Programs

         We believe that we are eligible for and anticipate applying for various state and federal grant, loan and forgivable loan programs. Most grants that may be awarded to us are considered paid-in capital for tax purposes and are not taxable income. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans. With the exception of the TIF, which we have determined may not be necessary, we are not depending on the award of any such grants as part of our funding of the Project. However, we may be eligible to receive such grants. If we do, the amount of money we will have to borrow will be reduced by that amount. There can be no assurance that we will receive any funding under any federal or state funding initiative.

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

Item 4. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of May 31, 2005, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.



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

                                             GREEN PLAINS RENEWABLE ENERGY, INC.



Date: July 11, 2005                          By  /s/ Barry A. Ellsworth
                                               -------------------------------
                                               Barry A. Ellsworth
                                               President
                                               (Principal Executive Officer)


Date: July 11, 2005                          By  /s/ Dan Christensen
                                               -------------------------------
                                               Dan Christensen
                                               Treasurer
                                               (Principal Financial Officer)