Form 10-Q
period 2005-08-31
Green Plains Renewable Energy, Inc.
filed 2005-10-11
CIK 1309402

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the Quarterly Period Ended August 31, 2005

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding as of October 6, 2005
                 -----                     ---------------------------------
     Common Stock, $.001 par value                   765,000 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Condensed Balance Sheet as of August 31, 2005 (Unaudited)             3

         Condensed Statements of Operations
           For the three and nine months ended August 31, 2005, for the period from June 29, 2004 (inception) through August 31, 2004 and for the period from June 29, 2004 (inception) through
           August 31, 2005 (Unaudited)                                         4

         Condensed Statements of Cash Flows
           For the nine months ended August 31, 2005, for the period from
           June 29, 2004 (inception) through August 31, 2004 and for the period from June 29, 2004 (inception) through August 31, 2005
           (Unaudited)                                                         5

         Notes to Condensed Financial Statements                               6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             8

Item 3:  Quantitative and Qualitative Disclosures About Market Risk           12

Item 4:  Controls and Procedures                                              13


                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                    14

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds          14

Item 3:  Defaults upon Senior Securities                                      14

Item 4:  Submission of Matters to a Vote of Security Holders                  14

Item 5:  Other Information                                                    14

Item 6:  Exhibits                                                             14

Signatures                                                                    15

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                        GREEN PLAINS RENEWABLE ENERGY, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED BALANCE SHEET
                                  AUGUST 31, 2005
                                    (UNAUDITED)

                              ASSETS

Current assets
    Cash                                                           $         93,498
    Deposits related to option agreements                                     3,000
                                                                   ----------------
      Total current assets                                                   96,498

Fixed assets, net                                                             9,286
                                                                   ----------------

    Total assets                                                   $        105,784
                                                                   ================


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                               $       $ 29,701
    Accrued liabilities                                                      15,817
                                                                   ----------------
      Total current liabilities                                              45,518
                                                                   ----------------

Total liabilities                                                            45,518

Commitments and contingencies                                                     -

Stockholders' equity
    Common stock; $.001 par value, 25,000,000 shares authorized,
      765,000 shares issued and shares outstanding                              765
    Additional paid-in capital                                              672,523
    Accumulated deficit                                                    (613,022)
                                                                   ----------------
      Total stockholders' equity                                             60,266
                                                                   ----------------

Total liabilities and stockholders' equity                         $        105,784
                                                                   ================


       See accompanying notes to condensed consolidated financial statements.

                                          3

                                       GREEN PLAINS RENEWABLE ENERGY, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                       CONDENSED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)




                                                Three months         Nine months        June 29, 2004       June 29, 2004
                                                    ended               ended       (Inception) through  (Inception) through
                                               August 31, 2005     August 31, 2005     August 31, 2004     August 31, 2005
                                               --------------      --------------      --------------      --------------
Revenues                                       $            -      $            -      $            -      $            -

Operating expenses
   Consulting and professional fees                    62,509             244,825              37,500             250,625
   Other general and administrative expenses          159,924             320,088                 383             364,593
                                               --------------      --------------      --------------      --------------

     Total operating expenses                         222,433             564,913              37,883             615,218
                                               --------------      --------------      --------------      --------------

Loss from operations                                 (222,433)           (564,913)            (37,883)           (615,218)

Other income
   Interest income                                        420               1,886                   -               2,196
                                               --------------      --------------      --------------      --------------

Loss before provision for income taxes               (222,013)           (563,027)            (37,883)           (613,022)

Provision for income taxes                                  -                   -                   -                   -
                                               --------------      --------------      --------------      --------------

Net loss                                       $     (222,013)     $     (563,027)     $      (37,883)     $     (613,022)
                                               ==============      ==============      ==============      ==============

Loss per common share - basic and diluted      $        (0.29)     $        (0.74)     $        (0.07)     $        (0.86)
                                               ==============      ==============      ==============      ==============

Weighted average common shares outstanding -
   Basic and diluted                                  765,000             765,000             532,813             713,527
                                               ==============      ==============      ==============      ==============



                     See accompanying notes to condensed consolidated financial statements.

                                                       4

                                       GREEN PLAINS RENEWABLE ENERGY, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)




                                                          Nine months        June 29, 2004        June 29, 2004
                                                            ended         (Inception) through  (Inception) through
                                                       August 31, 2005      August 31, 2004       August 31, 2005
                                                      -------------------  ------------------  -------------------
Cash flows from operating activities:
    Net loss                                              $     (563,027)     $      (37,883)      $     (613,022)
    Adjustments to reconcile net loss to
     net cash used by operating activities:
      Depreciation                                                 1,631                   -                1,631
      Stock based compensation                                         -              37,500               37,500
    Changes in operating assets and liabilities:
      Accounts payable                                            29,701                   -               29,701
      Accrued liabilities                                         10,017                   -               15,817
                                                          --------------      --------------       --------------

        Net cash used by operating activities                   (521,678)               (383)            (528,373)

Cash flows from investing activities:
    Purchase of fixed assets                                     (10,917)                  -              (10,917)
    Deposits related to option agreements                              -                   -               (3,000)
                                                          --------------      --------------       --------------

        Net cash used by investing activities                    (10,917)                  -              (13,917)

Cash flows from financing activities:
    Proceeds from issuance of stock                                    -             100,000              635,788
                                                          --------------      --------------       --------------

        Net cash provided by financing activities                      -             100,000              635,788
                                                          --------------      --------------       --------------

Net increase (decrease) in cash                                 (532,595)             99,617               93,498

Cash, at beginning of period                                     626,093                   -                    -
                                                          --------------      --------------       --------------

Cash, at end of period                                    $       93,498      $       99,617       $       93,498
                                                          ==============      ==============       ==============

Supplemental disclosures of cash flow:
    Cash paid for income taxes                            $            -      $            -       $            -
                                                          ==============      ==============       ==============
    Cash paid for interest                                $            -      $            -       $            -
                                                          ==============      ==============       ==============


                      See accompanying notes to condensed consolidated financial statements.

                                                       5

                       GREEN PLAINS RENEWABLE ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   DESCRIPTION OF BUSINESS

     Green Plains Renewable Energy, Inc. (hereinafter referred to as the "Company") is a development stage company incorporated on June 29, 2004 under the laws of the state of Iowa. Green Plains Renewable Energy, Inc. was organized to construct and operate a 50 million gallon, dry mill, fuel grade ethanol plant ("Plant").

     The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements included in our Form S-1 Registration Statement (SEC Registration No. 333-121321) as amended, with the Securities and Exchange Commission which became effective on March 9, 2005 (the "Registration Statement") and notes thereto and the risk factors contained therein.

     The interim financial statements present the condensed balance sheet, statements of operations, stockholders' equity and cash flows of Green Plains Renewable Energy, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of August 31, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

     The Company granted no warrants or options for compensation for the period ended August 31, 2005.

3.   FIXED ASSETS

     Fixed assets consist of the following as of August 31, 2005:

                Furniture and equipment                         $   10,917
                Less: accumulated depreciation                       1,631
                                                                ----------
                                                                $    9,286
                                                                ==========


4.   ACCRUED LIABILITIES

     The Company has a line of credit through a credit card company with a credit line up to $10,700 with an annual variable rate (16.49% at August 31, 2005). As of August 31, 2005, the balance on the line of credit totaled $7,038.

     The Company has a second line of credit through a credit card company with a credit line up to $15,000 with an annual variable rate (9.99% at August 31, 2005). As of August 31, 2005, the balance on the line of credit totaled $79.

     As of August 31, 2005, other accrued liabilities consist of consulting fees totaling $8,700.

5.   COMMITMENTS AND CONTINGENCIES

     During July 2005, the Company entered into an agreement with an engineer for design services for a spur track to serve the ethanol plant the Company plans to construct in Iowa. The Company agreed to pay the engineer $2,000 for the study and report phase of the project and a lump sum fee of $50,000 for the preliminary and final design phases. The engineer has the option of receiving the $50,000 in cash or 5,000 shares of the Company's common stock. All payments are due upon receipt of engineer's invoices. Any additional payments and services must be approved by the Company in writing. As of August 31, 2005 the Company accrued approximately $2,800 for services performed under this contract, recorded as part of accounts payable.

     During March 2005, the Company entered into an agreement with a consultant to provide environmental services as authorized and at the request of the Company. During August 2005, the Company authorized services to be performed by the consultant with an estimated cost of $11,000. As of August 31, 2005, the consultant had not begun these services.



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

Overview

         We are a start-up company in development stage which was formed for the purpose of building a plant to produce ethanol and animal feed products in southwestern Iowa, else where in Iowa, or in Nebraska. We do not expect to operate at a profit before the ethanol plant is completely constructed and operational.

         For the nine month period ended August 31, 2005, we incurred a net loss of $563,027. We have incurred an accumulated loss of $613,022 from inception (June 29, 2004) through August 31, 2005. We believe we will incur significant losses from this time forward until we are able to secure financing and successfully complete construction and commence operations of the plant. There is no assurance that we will be successful in securing necessary financing and/or in our efforts to build and operate an ethanol plant. Even if we successfully meet all of these objectives and begin operations at the ethanol plant, there is no assurance that we will be able to operate profitably.

         We filed the Registration Statement for an initial public offering of our securities. We expect that the project will cost approximately $75.9 million. We raised approximately $637,500 in seed capital prior to commencing our public offering. We need to raise a minimum of $29,667,000 and a maximum of $35,340,000 in the public offering and secure the balance of the $75.9 million through federal, state and local grants and debt financing. At the writing of this document, we believe we have raised escrowed deposits of approximately $33,855,000 in the public offering, including verbal commitments for subscriptions that we believe will be sent to the Company within the next few weeks. Therefore, we believe we will have sufficient funds raised to break escrow and proceed with the construction of the plant if we are successful in acquiring the needed debt financing for the project. We will require a significant amount of debt financing to complete our project. The amount of debt financing that we need depends on the amount of equity we raise in the offering and whether we receive any grant proceeds. We have contacted and are currently in the final stages of negotiations with two different prospective lenders. Although we believe we will be able to secure the needed debt financing to complete the plant, we currently have no agreement with any lender for the debt financing that we need. If we are successful with our offering, but do not secure the debt financing that we need, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

         Representatives from Fagen Inc., our contractor, have informed the Company that a 50 million gallon per year plant will consume on an annual basis approximately 18.5 million bushels of locally grown corn and annually produce approximately 50 million gallons of fuel-grade ethanol, and 160,000 tons of DDGS on a dry basis. We plan to hire independent brokers to sell our ethanol and DDGS. We anticipate locating the plant in Shenandoah, Iowa, an area where we believe there are over 200 hundred thousand cattle on feeder lots within a 50 mile radius of the plant. We believe we can sell a portion of our distillers grains in a wet form because of this, which will save us a significant amount of money because we will not have to dry the grain before selling it.

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

                            Projected Sources and Uses Of Funds

                                                     Maximum Offering    Minimum Offering
                                                     ----------------   -----------------
Estimated Sources:
     Share Proceeds                                  $     35,340,000   $      29,667,000
     TIF Financing                                          3,925,000           3,925,000
     Seed Capital                                             637,500             637,500
     Term Debt Financing                                   36,006,500          41,679,500
                                                     ----------------   -----------------
Total Estimated Sources of Funds                     $     75,909,000   $      75,909,000
                                                     ================   =================

Estimated Uses of Funds:
     Plant Construction and Misc. Costs              $     59,398,000   $      59,398,000
     Estimated Site Costs                                   3,290,000           3,290,000
     Estimated Railroad Costs                               4,641,000           4,641,000
     Estimated Fire Protection/Water Supply Costs             825,000             825,000
     Estimated Rolling Stock Costs                            175,000             175,000
     Estimated Financing Costs                                340,000             340,000
     Estimated Pre-Production Period Costs                    710,000             710,000
     Estimated Inventory & Working Capital Costs            6,530,000            6,530,00
                                                     ----------------   -----------------
Total Estimated Use of Funds                         $     75,909,000   $      75,909,000
                                                     ================   =================

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

Plan for the Next 24 Months of Operations

         We expect to spend the next 24 months in financing, design-development and construction of the plant, and thereafter commence production of ethanol and distillers grains at the plant. Assuming the successful completion of our offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including but not limited to, site acquisition, utilities, construction, equipment acquisition and site development. In addition, we expect to have enough cash to cover our costs through this period, including staffing, office costs, audit, legal, compliance and staff training. We estimate that we will need approximately $75,909,000 to complete the project.

         The tables above describing the estimated sources of funds and various costs associated with the project also describe operations for the next 24 months. These tables are only estimates and actual expenses could be much higher due to a variety of factors described in the section of our Registration

Statement entitled "Risk Factors". All sources of funding are only estimates. The Company has no commitments or agreements with any third party to provide the necessary funds.

Condition of Records

         We currently have no experienced general manager. However, we have begun the interviewing process for a general manager that could also serve as a project manager for the Company during the construction phase. If we cannot find a suitable general manager, we will attempt to locate a project manager that could oversee the construction and serve as an owner's representative and liaison between the Company and Fagen, Inc. We currently have office staff comprised of our president, and one independent contractor that is working full-time on the project which acts as our office manager in Shenandoah, Iowa. We are dependent entirely on our president and board of directors for maintenance of books and records. We intend to hire and train staff well before the start of the plant operations, and we have included an expense allocation for this in our budget. However, there can be no assurance that we will be able to retain qualified individuals. It is possible that accounting or other financing functions may not be performed on time, if at all.

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

Liquidity and Capital Resources

         We are seeking to raise a minimum of $29,667,000 and a maximum of $35,340,000 in the offering. The offering proceeds have been and will be placed in an escrow account with The Security National Bank. We will not close on the escrow until at least $29,667,000 in subscriptions, after deduction of selling commissions, are accepted by us from the sale of securities in this offering and The Security National Bank has received written confirmation from us that we have obtained a written letter of commitment from one or more lending institutions to provide us with sufficient construction and start-up financing to carry out our business plan. Assuming that the maximum offering is raised, approximately $36,006,500 in debt and other funding will be needed to complete the project. If less than the maximum offering is raised, additional debt must be sought. We do not have financing commitments for any amount. Completion of the project relies entirely on our ability to attract these loans and close on this offering. We may engage a financing company to attempt to obtain the loans. If we do not receive the letter of commitment and the minimum proceeds on or before November 29, 2005, subscription proceeds will be promptly returned to investors without interest and without any deductions.

         We hope to attract the senior bank loan from a major bank, with participating loans from other banks, to construct the plant. We expect that the combined minimum loan amount of $36,006,500 will be secured by all of our real property, including receivables and inventories. We have been informed by lending institutions that we have been in discussions with that we can expect to pay approximately libor plus 335 to 340 basis points, which would equate to roughly one point over prime on our debt while the plant is being built. Once the plant is operational we will be able to receive incentive discounts on interest paid based on the financial performance of the Company. These incentives could go to as low as prime, if we manage the Company in a profitable manner. In all likelihood, we will also be required to pay annual fees for maintenance and observation of the loan by the lender. If we were to issue warrants in connection with any subordinated financing, it could reduce the value of our common stock.

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

         The Company granted no warrants or options for compensation for the period ended August 31, 2005.

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

Grant and Government Programs

         We have been awarded a $300,000 zero interest loan and a $100,000 forgivable loan (grant) from the state of Iowa. However, these funds will not be made available to us until we close on our financing. We believe that we are eligible for and anticipate applying for other state and federal grant, loan and forgivable loan programs. Most grants that may be awarded to us are considered paid-in capital for tax purposes and are not taxable income. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans. With the exception of the TIF, which we have determined may not be necessary; we are not depending on the award of any such grants as part of our funding of the Project. However, we may be eligible to receive such grants. If we do, the amount of money we will have to borrow will be reduced by that amount. There can be no assurance that we will receive any funding under any federal or state funding initiative.

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

Commodity Price Risk

         We expect to produce ethanol and its co-product, distiller's dried grains with solubles (DDGS), from corn, and our business will be sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. We also expect to use natural gas in the ethanol and DDGS production process, and our business will be sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the U.S. domestic onshore and offshore rig count and the amount of U.S. natural gas in underground storage during both the injection and withdrawal seasons.

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

         Gains and losses on futures and options contracts used as economic hedges of corn inventory, as well as on forward cash corn and basis contracts, are recognized as a component of cost of revenues for financial reporting on a monthly basis using month-end settlement prices for corn futures on the Chicago Board of Trade. Corn inventories are marked to fair value using market based prices so that gains or losses on the derivative contracts, as well as forward cash corn and basis contracts are offset by gains or losses on inventories during the same accounting period.

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

Item 4. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of August 31, 2005, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.


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

Item 5. Other Information

         Not applicable

Item 6. Exhibits


                                  EXHIBIT INDEX

 EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
 -----------                         ----------------------

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

                                             GREEN PLAINS RENEWABLE ENERGY, INC.



Date: October 6, 2005                        By     /s/ Barry A. Ellsworth
                                               ---------------------------------
                                               Barry A. Ellsworth
                                               President
                                               (Principal Executive Officer)




Date: October 6, 2005                        By     /s/ Dan Christensen
                                               ---------------------------------
                                               Dan Christensen
                                               Treasurer
                                               (Principal Financial Officer)