Form 10-K
period 2005-11-30
Green Plains Renewable Energy, Inc.
filed 2006-02-27
CIK 1309402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                            For the fiscal year ended
                            -------------------------
                                November 30, 2005

                             Commission file number
                             ----------------------
                                   333-121321

                       GREEN PLAINS RENEWABLE ENERGY, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Iowa                                     84-1652107
      ----------------------------                    -------------------
      (State or other jurisdiction                       (IRS Employer
           of incorporation)                          Identification No.)

9635 Irvine Bay Court, Las Vegas, Nevada 89147           (702) 524-8928
----------------------------------------------   -------------------------------
  (Address of principal executive offices)       (Registrant's telephone number,
                                                       including area code)



         Securities registered pursuant to Section 12(g) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
    Common Stock, $.001 par value                         None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ][No [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 12 hereof) of the issuer as of February 15, 2006 was: There is no trading market for the issuer's securities.

         As of January 31, 2006, the registrant had 4,220,990 shares of common stock outstanding.

                       GREEN PLAINS RENEWABLE ENERGY, INC.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED NOVEMBER 30, 2005

                                     PART I

Item 1.     Business..........................................................3
Item 1A.    Risk Factors.....................................................26
Item 1B.    Unresolved Staff Comments........................................39
Item 2.     Properties.......................................................39
Item 3.     Legal Proceedings................................................39
Item 4.     Submission of Matters to a Vote of Security Holders..............39


                                     PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities..............40
Item 6.     Selected Financial Data..........................................42
Item 7.     Management's Discussion and Analysis or Plan of Operation........42
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.......48
Item 8.     Financial Statements and Supplementary Data......................49
Item 9.     Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosures......................................49
Item 9A.    Controls and Procedures..........................................49
Item 9B.    Other Information................................................49

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant...............50
Item 11.    Executive Compensation...........................................54
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters..................................55
Item 13.    Certain Relationships and Related Transactions...................56
Item 14.    Principal Accountant Fees and Services...........................57

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules..........................58

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

         o Actions taken or omitted to be taken by third parties including our Design Builder, our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

         o        Competition in the ethanol industry;

         o        The loss of any license or permit;

         o The loss of our plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

         o Changes in our business strategy, capital improvements or development plans;

         o The availability of additional capital to support capital improvements and development; and

         o        Other factors discussed under "Risk Factors" in this report.

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

                                     PART I

Item 1. Business

         In November 2005, we raised gross proceeds of $34,459,900 to develop, construct, own, and operate a 50 million gallon dry mill ethanol plant in Shenandoah, Iowa (the "Plant"). We plan to build the Plant such that it will, according to representatives of our design-builder, Fagen, Inc. ("Fagen"), have an annual capacity to process approximately 18 million bushels of corn into approximately 50 million gallons of ethanol and will produce approximately 160,000 tons annually of animal feed known as Distillers Dried Grains with

Solubles ("DDGS") on a dry matter basis. These are the principal by-products of the ethanol production process. Fagen, Inc. representatives have indicated to us that the Plant will also produce approximately 148 thousand tons of raw carbon dioxide annually as another by-product of the ethanol production process. We are still exploring the options available to us to recover and market the raw carbon dioxide. However, because there is significant ethanol production in the areas where we intend to locate the Plant, we might not be able to find a market for our CO(2) and may end up venting it off as many other producers do.

         The following diagram describes the plant we intend to build.


                               [DIAGRAM OMITTED]



         1. Ethanol storage tanks: Two ethanol storage tanks. Three tanks used for 190 proof ethanol and 200 proof undenatured ethanol and denaturant. All of the described tanks will be within a retention berm.

         2. Administration Building: This building will have brick and/or siding on the exterior and will be approximately 2,700 square feet.

         3. DDGS Building: This will be a steel sided building and will be 21,875 square feet. All dry distillers grain will be stored in this building.

         4. Grain Receiving Building: The building will be a steel sided building 165 feet long by 65 feet wide and approximately 40 feet tall. There will be two truck bays and one rail bay.

         5. Cement Corn Silos: Two 200,000 bushel silos and two 15,000 bushel per hour legs.

         6. Fermentation Tanks: Three fermentation tanks and one beer well.

         7. Main Process Building: Structural steel frame building housing tanks, pumps and heat exchangers as well as a control room and laboratory. Total square footage is approximately 25,000 feet.

         8.       Two Methanator Tanks.

         9. Thermal Oxidizer Stack: Approximately 125 feet tall. The exact height will depend on air modeling and input from the IDNR.

         10.      Distillation and Evaporation Center.

         11.      Stillage and Syrup Tanks.

         12. Energy Center: Structural steel building totaling approximately 13,750 square feet housing both of the DDGS dryers and the Thermal Oxidizer.

         13.      Cooling Tower: Four cell induced draft cooling tower.

Primary Product--Ethanol

         Ethanol is a chemical produced by the fermentation of sugars found in grains and other biomass. Ethanol can be produced from a number of different types of grains, such as wheat and sorghum, as well as from agricultural waste products such as sugar, rice hulls, cheese whey, potato waste, brewery and beverage wastes and forestry and paper wastes. However, according to publicly available information from the Renewable Fuels Association, approximately 90% of ethanol in the United States today is produced from corn, because corn contains large quantities of carbohydrates that convert into glucose more easily than most other kinds of biomass.

Description of Dry Mill Process

         Our Plant will produce ethanol by processing corn. The corn will be received by rail and by truck, then weighed and unloaded in a receiving building. It will then be transported to a scalper to remove rocks and debris before it is conveyed to storage bins. Thereafter, the corn will be transported to a hammer mill or grinder where it is ground into a mash and conveyed into a slurry tank for enzymatic processing. We will add water, heat and enzymes to break the ground grain into a fine slurry. The slurry will be heated for sterilization and pumped to a liquefaction tank where additional enzymes are added. Next, the grain slurry is pumped into fermenters, where yeast is added, to begin a batch fermentation process. A vacuum distillation system will divide the alcohol from the grain mash. Alcohol is then transported through a rectifier column, a side stripper and a molecular sieve system where it is dehydrated. The 200 proof alcohol is then pumped to farm shift tanks and blended with five percent denaturant (usually gasoline) as it is pumped into storage tanks.

         Corn mash from the distillation stripper is pumped into one of several decanter type centrifuges for dewatering. The water ("thin stillage") is then pumped from the centrifuges and then to an evaporator where it is dried into a thick syrup. The solids that exit the centrifuge or evaporators ("the wet cake") are conveyed to the DDGS dryer system. Syrup is added to the "the wet cake" as it enters the dryer, where moisture is removed. The process will produce distillers grains, which are processed corn mash that can be used as animal feed.

         Construction is anticipated to begin in April of 2006. The Company anticipates that the plant will begin producing ethanol and by-products in May of 2007.

The following flow chart illustrates the dry mill process:

                              [FLOW CHART OMITTED]


Thermal Oxidizer


         Ethanol plants such as ours may produce odors in the production of ethanol and its primary by-product, DDGS that some people find to be unpleasant. We intend to employ a thermal oxidizer emissions system to help reduce the risk of this problem.

         We expect a thermal oxidizer emissions system to reduce any unpleasant odors caused by the ethanol and distillers grains manufacturing process. We expect this addition to the Plant to reduce the risk of possible nuisance claims and any related negative public reaction against us.

By-Products

         The principal by-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Dry mill ethanol processing creates three forms of distillers grains:
Distillers Wet Grains with Solubles ("DWGS"), Distillers Modified Wet Grains with Solubles ("DMWG") and Distillers Dried Grains with Solubles ("DDGS"). DWGS is processed corn mash that contains approximately 70% moisture. DWGS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. DMWG is DWGS that has been dried to approximately 50% moisture. DMWG have a slightly longer shelf life of approximately three weeks and are often sold to nearby markets. DDGS is DWGS that has been dried to 10% moisture. DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant. We intend to market DDGS and are exploring possibilities of local demand for DMWG to market at least a portion of our distillers grains in this form.

Corn Feedstock Supply

         We anticipate that our Plant will process approximately 18 million bushels of grain per year or 49,300 bushels per day as the feedstock for its dry milling process. The corn supply for our plant will be obtained primarily from local markets. In the year 2003, in the area surrounding the proposed site at Shenandoah, corn production was approximately 167.4 million bushels. In 2004, which was a record year for corn production in the US, the same area surrounding the proposed site in Shenandoah, produced approximately 263.5 million bushels - an increase of approximately 96 million bushels. We believe such increases were due in part to better genetics in the corn seed itself as well as very favorable climatic conditions. There is no assurance that such high levels of production can be achieved in the future. The following table provides a summary of the approximate number of bushels of corn produced by suppliers, in the counties surrounding the proposed site in Shenandoah, Iowa, during the year 2004. These figures were obtained from information published by the US Department of Agriculture and the National Agricultural Statistics Service (NASS).

                                                                     Corn
         County                           District                 (bushels)
-----------------------------------    -------------    ----------------------
         Adair, Iowa                         SW                    19,300,000
         Fremont, Iowa                       SW                    21,670,000
         Cass, Iowa                          SW                    23,850,000
         Page, Iowa                          WC                    18,620,000
         Mills, Iowa                         SW                    18,300,000
         Montgomery, Iowa                    SW                    16,860,000
         Pottawattamie, Iowa                 SW                    42,300,000
         Taylor, Iowa                        SW                    11,050,000
         Atchison, Missouri                  SW                    22,182,000
         Nodaway, Missouri                   NW                    17,125,000
         Nemaha, Nebraska                    SW                    12,732,400
         Cass, Nebraska                      SE                    20,585,600
         Otoe, Nebraska                      SE                    18,921,600
                                                        ----------------------
         Total                                                    263,496,600

Source: USDA and NASS Websites

         The price and availability of grain are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. Because the market price of ethanol is not related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn feedstock through adjustments in prices charged for their ethanol. We therefore anticipate that our Plant's profitability will be negatively impacted during periods of high corn prices. The straight, average price for corn in Iowa over the past ten years has been approximately $2.185 per bushel. In the area surrounding the proposed site in Shenandoah, Iowa over the last ten years has been slightly less. The average price of $2.185 per bushel was calculated by the Company gathered from information provided on the website of the National Agricultural Statistics Service, a division of the USDA.

         Grain Elevators

         We anticipate establishing ongoing business relationships with local corn farmers and elevators to acquire the corn needed for the project. Much of our corn is expected to be acquired directly from farmers. Most of the farmers in the area have their own dry storage facilities. This will allow us to purchase much of the corn needed to operate the Plant directly from farmers. We expect to become licensed as an Iowa Grain Dealer, which will allow us to contract to purchase Iowa grains. We have identified a number of farms and elevators as potential sources of corn for our plant and have had discussions with various different people and groups about future corn delivery. We have no contracts, agreements or understandings with any grain producers in the area, although we anticipate procuring corn from these sources.

         Commodities Manager

         We intend to hire a commodities manager to ensure the consistent scheduling of corn deliveries and to establish and fill forward contracts through the grain elevators and local farmers. The commodities manager will coordinate corn deliveries between the trucks, railroad and the participating farmers and elevators. Additionally, the commodities manager will help develop price protection through the use of hedging strategies, with input from our general manager, Doug Shultz of John Stewart and Associates, who we anticipate engaging to help us create such strategies, and certain members of our Board of Directors.

Ethanol Markets

         Ethanol has important applications. Ethanol is a primary fuel that can be used in blended gasoline in quantities as high as 85% (E-85) per gallon in certain flex-fuel vehicles. However, ethanol can also be used as a high quality octane enhancer and as an oxygenate capable of reducing air pollution and improving automobile performance. This is how ethanol has been predominately used in the United States in the past. Further, the ethanol industry has historically been heavily dependent on several economic incentives to produce ethanol. However, the need for such incentives is becoming less and less as the acceptance of ethanol as a primary fuel and as a fuel additive continues to increase.

         Local Ethanol Markets

         Local markets are, of course, the easiest to service because of their close proximity. We are building our plant in an area where there is no other ethanol plants within approximately a 100 mile radius. Therefore, we may be able to market a significant portion of our ethanol in the surrounding area. However, the local markets where we intend to build our Plant may be oversold with other regional marketers, and if we were to focus solely on local markets, it could depress the local ethanol price. Therefore, we anticipate that we will market the majority of our ethanol to regional and national markets.

         Regional Ethanol Markets

         Typically a regional market is one that is outside of the local market, yet within the neighboring states. This market will likely be serviced by rail, and is within a 450-mile radius of the Plant. A spur of the rail lines of Burlington Northern railroad run adjacent to our site in Iowa. However, we will have to expend a substantial amount of capital to have the spur upgraded to service our plant - approximately $3.5 million dollars. We will also have to spend significant capital to put in rail sidings, switches, etc. on our property to allow us to move and store rail cars at the site - approximately $1.6 million. When completed, these rail lines will allow us to sell our products to both the Western and Eastern markets. The rail lines and the nearness of Interstate Highways will allow us to transport our products to regional markets. Regional markets typically include large cities that are either carbon monoxide or ozone non-attainment areas.

         Generally, the regional market is good business to develop. The freight is reasonable, but the competition is often aggressive. However, due to the proximity of regional markets, it is often easier to obtain letters of intent to sell product to regional buyers than from national buyers. These letters, while not binding, do tend to raise the comfort level of the financial lending institutions. Not surprising in a regional market, letters of intent to purchase are taken quite seriously by the buyer. Regional pricing tends to follow national pricing less the freight difference. As with national markets, the use of a group-marketing program or a broker is advantageous, especially in the first one to three years of operation. At this time, we have no letters of intent with any third party concerning the possible sale of ethanol.

         Occasionally there are opportunities to obtain backhaul rates from local trucking companies. These are rates that are reduced since the truck is loaded both ways. Normally the trucks drive to the refined fuels terminals empty and load gasoline product for delivery. A backhaul is the opportunity to load the truck with ethanol to drive to the terminal.

         National Ethanol Markets

         In the past few years, California has been the focus of a major ethanol campaign as MTBE has now been phased out. California banned the use of MTBE beginning January 1, 2004. California represents a market of about 950 million gallons annually due to the oxygenate requirements. With further steps recently taken by the State, the consumption of ethanol is expected to increase substantially within California.

         While there is a great deal of focus on California, another emerging ethanol market is in the Northeast. Both New York and Connecticut banned the use of MTBE as of December 31, 2004. As in California, the primary drivers are the health and water concerns surrounding the use of MTBE. According to representatives of our anticipated ethanol marketing group, RPMG, the markets in the Northeast currently consume approximately 300 to 400 million gallons of ethanol on an annual basis. In 2005, New Jersey banned the use of MTBE. That phase out becomes effective on May 1, 2006. New Jersey alone represents 400 million gallons annually of incremental ethanol blending. If, other States, such as Pennsylvania, Maryland, Massachusetts, Rhode Island and Maine, (and it is anticipated that they will do so) begin to phase out the use of MTBE, the usage in the Northeast could increase by an additional 1 billion gallons annually, bringing the total consumption in the Northeast corridor to over 1.8 billion gallons per year.

         The location of Burlington Northern rail lines running adjacent to our proposed Plant site will allow us to transport our ethanol to markets throughout the country. Being an ethanol producer west of the Mississippi, we believe the Western markets will become our largest and best markets, because it will be less expensive to transport our products to the western markets than to the eastern. However, we intend to market our ethanol to the best available market at any given time.

         California, Illinois, Ohio and Minnesota are by far the largest ethanol markets. In addition to California there are also other significant national ethanol market opportunities such as Arizona, Colorado, Texas, Oregon, Washington, New Mexico and Nevada, and more are developing, especially, with the passage of the US Energy Bill in 2005. The bill mandated that at least 7.5 billion gallons of ethanol were to be used annually within the United States by the year 2012.

         General Demand

         Ethanol demand is expected to continue at a very aggressive pace. If the use of MTBE is phased out on a national level in the next few years, and the use of E-85 as a primary fuel increases dramatically, as it is anticipated to do, more than a doubling of ethanol demand could occur. This outlook was affected significantly with the passage of the Energy Bill by the US Congress in 2005.

Ethanol Pricing

         Historically, ethanol prices tend to track the wholesale gasoline price plus the federal tax incentive of 52(cent) per gallon. In 1996 the ethanol price increased dramatically because high corn prices caused many ethanol plants to curtail operations or shutdown. During the past two years, ethanol has traded between a high of approximately $3.05 and a low of approximately $1.05 per gallon. Prices can vary from state to state at any given time.

         The average price of corn in Iowa has historically been less than in many other parts of the country, which is why we are focusing so intently on Iowa for site location. However, unlike some neighboring states, such as Minnesota, South Dakota, Nebraska, and Wisconsin, in which some of our competitors are doing business, the State of Iowa does not have a state ethanol producer incentive payment program. The lack of such an incentive may place us at a competitive disadvantage for capital and other resources when compared to competing ethanol producers in other states.

Federal Ethanol Supports

         Ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.

         The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy. The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the country's dependence on foreign oil. As amended, the federal tax exemption currently allows the market price of ethanol to compete with the price of domestic gasoline. The exemption for a 10% ethanol blend is the equivalent of providing a per gallon "equalization" payment that allows blenders to pay more for ethanol than the wholesale price of gasoline and still retain profit margins equal to those received upon the sale of gasoline that is not blended with ethanol. Under current legislation, the federal gasoline tax is $0.184 per gallon and the tax on a 10% ethanol blend is $0.13 per gallon, providing a $0.054 difference. The exemption gradually dropped to 5.1 cents in 2005. This federal tax exemption is scheduled to expire in 2007.

         We believe the most significant boost to ethanol demand was the passage of the Energy Bill last year (2005) by the US Congress. The bill mandates that at least 7.5 billion gallons of ethanol be used on an annual basis within the US by the year 2012. It also gives "small ethanol producers" producing less than 60 million gallons of ethanol per year a 10 cent per gallon federal tax credit on the first 15 million gallons produced on an annual basis. We believe we will be eligible for this credit and intend to apply for it once our Plant is operational.

Project Location--Proximity to Markets

         We intend to build our Plant in southwestern Iowa in Fremont County near the City of Shenandoah. Site selection was based upon location to existing grain production and price, animal feed lots, roads, rail transportation, natural gas lines, and major population centers. In November, 2005, we purchased two different parcels of land totaling approximately 95.91 acres from a private individual. The Shenandoah Chamber and Industry Association ("SCIA") is donating to us an additional parcel of land of approximately 12 acres that lies to the southeast of these two parcels. The rail lines of Burlington Northern run along the Southern border of SCIA's property. These lines will connect us to the regional and national ethanol markets of the U.S. Final site selection was contingent on analysis of such issues as cost of water, utilities and transportation, and upon raising sufficient funds to allow for construction, the securing of additional financing needed, and obtaining necessary permits and approvals to build at the selected location. There are no affiliations with the Company, or any of our directors, and the owners of the land from whom we acquired the land to build our Plant.

Transportation and Delivery

         The Plant will have the facilities to receive grain by truck and rail and to load ethanol and distiller's grains onto trucks and rail cars. The site of the Plant lies adjacent to the lines of the Burlington Northern Railroad
(BNSF). However, the spur on which the plant will be located needs to be upgraded to meet HAZMAT (Hazardous Materials) standards. Approximately 20 miles of the spur will need to be upgraded and some additional track will need to be constructed (the "GPRE Track"). On January 26, 2006, we entered into an Allowance Contract (the "Allowance Agreement") with BNSF Railway Company ("BNSF") to renovate and add the additional track.

         Under the Allowance Agreement, we will undertake to fund an estimated $3.5 million for track renovation and construction. The renovation and construction work will be done by BNSF. We are entitled to receive refund payments from BNSF to reimburse us for this expense. We will receive rebates for each car that is place on the track, but only to the extent that our usage of the line exceeds the annual volume thresholds. There can be no assurance that our usage will surpass the annual volume thresholds or that we will be reimbursed for all or any part of the renovation or construction costs.

         The Allowance Agreement is for a term expiring on September 14, 2015. We are responsible for complying with all laws, regulations, ordinances, orders, covenants, restrictions, and decisions of any court of competent jurisdiction in connection with our use of the GRPE Track ("Laws") and the related renovation and construction work. Our use of the GPRE Track is at our sole risk and expense, and we are required to maintain, or cause to be maintained, the GRPE Track and all facilities and equipment, if any, in a safe and satisfactory condition, in compliance with all applicable Laws and in a condition satisfactory to BNSF. BNSF may require for safety purposes that we, at our sole cost and expense, provide flagmen, lights, traffic control devices, automatic warning devices, or any such safety measures that BNSF deems appropriate in connection with our use of this property and we are required to reimburse BNSF for the costs of such items.

         We also agreed to release, indemnify, defend, and hold BNSF harmless from and against all claims, liabilities, fines, penalties, costs, damages, and other expenses arising out of or related to our renovation, construction and use of the GPRE Track.

Utilities

         The production of ethanol is a very energy intensive process that uses significant amounts of electricity and natural gas. Water supply and quality is also an important consideration.

         Natural Gas

         The Plant will produce process steam from its own boiler system and dry the DDGS by-product via a direct gas-fired dryer. We anticipate the Plant will use approximately 5,500 deca-therms per day. The price of natural gas is volatile, therefore we expect to use hedging strategies to protect us from the volatility of gas prices. We have hired U.S. Energy Services, Inc., who is experienced in doing this to assist us.

         Although, as described in the following paragraph, Mid American Energy has agreed to construct a gas pipeline to the Plant, we will not be committed to purchase natural gas from Mid American. We expect to purchase natural gas from the best possible source at any given time and simply pay a tariff fee to Mid American for transporting the gas through the pipeline. We could choose to purchase natural gas from Mid American and/or Northern Natural Gas, or any other third party, but we have not yet entered into any agreement with a utility regarding the specific type and nature of service to be provided.

         To access sufficient supplies of natural gas to operate the Plant, a connection to a distribution pipeline located underground, which lies about 9 miles away from the site will be required. Mid American Energy has agreed that they would pay for the initial costs to run the additional pipe needed to make our Plant operational. However, we would be expected to pay for a portion of the costs if we were to expand the plant in the future. We have entered into an agreement with U.S. Energy Services, Inc. to act as our natural gas purchaser and we anticipate entering into agreements, with the assistance of U.S. Energy Services, with a natural gas supplier(s) at whatever site we choose before we begin construction of the Plant. U.S. Energy Services, Inc. will also act as our risk manager where natural gas is concerned.

         Electricity

         The Plant will require approximately 30,000,000 kilowatts hours per year. We have been in discussions with Mid American Energy concerning the purchase of electricity. We believe that we will be able to purchase electricity from Mid American and that Mid American will supply electricity to the plant at rates that will be favorable for the Company for a period of 5 years. If we were to build other plants in Iowa in the future, electricity at other sites in Iowa may or may not be supplied by Mid American, but we would expect to be able to negotiate favorable rates at other sites with Mid American or other electricity providers. However, no assurance can be given that we would be able to negotiate favorable rates. We would anticipate negotiating an agreement with a power supplier at any site before we began construction of any other Plant.

         Water

         We will require a significant supply of water. The water requirements for a 50 million-gallon per-year plant are approximately 400 to 600 gallons per minute. That is approximately 864,000 gallons per day if we were to use the maximum amount. Much of the water used in an ethanol plant is recycled back into the process. We will need boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler. Recycled water cannot be used for this process. Cooling tower water is deemed non-contact water (it does not come in contact with the mash) and, therefore, can be regenerated back into the cooling tower process. We anticipate using "grey water" that the City has agreed to give us for the cost of pumping the water from their treatment plant to our site, for this part of the Plant at the Shenandoah site. This water will makeup about two thirds of the water that we will use at the Plant. The makeup water requirements for the cooling tower are primarily a result of evaporation. Depending on the type of technology utilized in the plant design, much of the water can be recycled back into the process, which will minimize the discharge water. This will have the long-term effect of lowering wastewater treatment costs. Many new plants today are zero or near zero effluent facilities. At most, there should be no more than 300 gallons per minute of non-contact cooling water effluent.

         The City Engineer for Shenandoah, the Manager of the Waste Water Treatment Facility in Shenandoah and engineers from Fagen and ICM, working together have almost completely designed the water system we will be using at the Plant We anticipate purchasing the potable water that we will need for the distillation process itself (water that will come into contact with the mash) from the City of Shenandoah also. We have discussed our water needs with the City's water plant superintendent, Kirk Kemper and Greg Scott, the Waste Water Treatment Plant superintendent, on various occasions to make sure that there is sufficient water for the Plant's operations. Mr. Kemper and Mr. Scott have also had conversations with engineers at Fagen. and ICM to understand more fully the exact amounts and types of water that will be necessary at our facility. Each time we have had conversations with Mr. Kemper and Mr. Scott, including conversations after they had been in contact with the engineers at Fagen and ICM, we have been assured that the community has sufficient water to meet our needs and that our water usage will not have any adverse effects on the needs of other water users in the community.

Our Primary Competition

         We will be in direct competition with numerous other ethanol producers, many of whom have much greater resources. Currently, there are approximately 124 producing ethanol plants within the United States. Several of these are either presently expanding their production capabilities or have plans to do so. There are also numerous other plants under construction, and many more on the drawing boards. Therefore, our proposed Plant will compete with many other ethanol producers on the basis of price and, to a lesser extent, delivery service. We anticipate that such competition will be extensive.

         We also face competition from foreign producers of ethanol and such competition may increase significantly in the future. According to information obtained from the website of the Iowa Farm Bureau, at this time, there are large international companies that have much greater resources than we have, including Cargill, developing foreign ethanol production capacity. Cargill is currently developing ethanol production capacity in El Salvador to process Brazilian ethanol for export to the U.S. Long-standing U.S. trade preferences for Caribbean and Central American countries allow them to ship ethanol to the U.S. duty-free, avoiding a 54 cent per gallon import tariff that would otherwise apply. 61 million gallons of ethanol were brought into the U.S. through the Caribbean in 2003, to avoid said tariff, most of it reprocessed Brazilian ethanol. It is believed that more than this amount was brought into the U.S. in 2004 and 2005, but we do not have data at this time to substantiate what those numbers actually were.

         Brazil is the world's largest ethanol producer. They make ethanol primarily from sugarcane for about half of what it costs to make ethanol from corn in Iowa. Brazil exported another 10 million gallons of ethanol directly to the U.S. in 2003, even with the full import tariff. They could export even more this year. If significant additional foreign capacity is created, such facilities could produce a glut of ethanol on the world markets. Such a glut could lower the price of ethanol throughout the world, including the U.S. If this were to happen, it could have an adverse effect our operations and potential profitability. We do not believe that this is likely to happen, because we believe ethanol usage is going to increase significantly in the future rather than decrease, due in part to higher prices for oil, which we expect to increase even further from their current levels. However, such foreign competition is a risk to our business.

         Further, if the import duty on foreign ethanol were to ever be lifted for any reason, our ability to compete with such foreign companies would be drastically reduced. Although, at this time, such risks cannot be precisely quantified, we believe that such risks exist, and could increase in the future.

         Another risk we face is that because we do not presently have any contracts to acquire corn from any producers, we may have to pay more for corn than other plants that do have existing contracts. We believe we can compete favorably with other ethanol producers due to our proximity to ample grain supplies at favorable prices, because, historically, the price of corn in the Southwest region of the State has been, more often than not, lower than in other regions of Iowa. However, no guarantee can be given that the prices will remain lower or that we will be able to purchase corn at lower prices than our competition.

         During the last twenty years, ethanol production capacity in the United States has grown from almost nothing to an estimated 4.3 billion gallons per year. New plants currently under construction and plants currently being expanded should increase capacity by approximately 1.8 billion gallons by the end of 2006 and the beginning of 2007. We believe this increase in capacity will continue in the future as more plants are built and/or expanded. We cannot determine the effect of this type of an increase upon the demand or price of ethanol.

         As stated above, the ethanol industry has grown to approximately 124 production facilities in the United States. Industry authorities estimate that these facilities are capable of producing approximately 4.3 billion gallons of ethanol per year. The largest ethanol producers include Archer Daniels Midland, Cargill, Minnesota Corn Processors, Broin, Vera Sun, Midwest Grain, Williams Energy Service, New Energy Corporation and High Plains Corporation, all of which are capable of producing more ethanol than we expect to produce. In addition, there are several regional entities recently formed, or in the process of formation, of a similar size and with similar resources to ours.

         The following table identifies all of the producers in the United States that we are aware of along with their production capacities.


                      U.S. FUEL ETHANOL PRODUCTION CAPACITY
                         million gallons per year (mmgy)

                                                                        Under
                                                           Current Construction/
                                                           Capacity  Expansions
Company                    Location            Feedstock    (mmgy)      (mmgy)
-------                    --------            ---------   -------- ------------

Abengoa Bioenergy Corp.    York, NE             Corn/milo      55
                           Colwich, KS                         25
                           Portales, NM                        30
                           Ravenna, NE                                   88

ACE Ethanol, LLC           Stanley, WI          Corn           39

Adkins Energy, LLC*        Lena, IL             Corn           40

Advanced Bioenergy         Fairmont, NE         Corn                    100

AGP*                       Hastings, NE         Corn           52


Agra Resources Coop.       Albert Lea, MN       Corn           40         8
d.b.a. EXOL*

Agri-Energy, LLC*          Luverne, MN          Corn           21

Alchem Ltd. LLLP           Grafton, ND          Corn           10.5

Al-Corn Clean Fuel*        Claremont, MN        Corn           35

Amaizing Energy, LLC*      Denison, IA          Corn           40

Archer Daniels Midland     Decatur, IL          Corn        1,070
                           Cedar Rapids, IA     Corn
                           Clinton, IA          Corn
                           Columbus, NE         Corn
                           Marshall, MN         Corn
                           Peoria, IL           Corn
                           Wallhalla, ND        Corn/barley

Aventine Renewable         Pekin, IL            Corn          100        57
Energy, LLC                Aurora, NE           Corn           50

Badger State Ethanol,      Monroe, WI           Corn           48
LLC*

Big River Resources, LLC*  West Burlington, IA  Corn           40

Broin Enterprises, Inc.    Scotland, SD         Corn            9

Bushmills Ethanol, Inc.*   Atwater, MN          Corn                     40

Cargill, Inc.              Blair, NE            Corn           85
                           Eddyville, IA        Corn           35

Central Indiana Ethanol,   Marion, IN           Corn                     40
LLC

Central MN Ethanol Coop*   Little Falls, MN     Corn           21.5

Central Wisconsin Alcohol  Plover, WI           Seed corn       4

Chief Ethanol              Hastings, NE         Corn           62

Chippewa Valley Ethanol    Benson, MN           Corn           45
Co.*

Commonwealth Agri-Energy,  Hopkinsville, KY     Corn           24         9
LLC*

Corn, LP*                  Goldfield, IA        Corn           50

Cornhusker Energy          Lexington, NE        Corn                     40
Lexington, LLC

Corn Plus, LLP*            Winnebago, MN        Corn           44

Dakota Ethanol, LLC*       Wentworth, SD        Corn           50

DENCO, LLC*                Morris, MN           Corn           21.5

E3 Biofuels                Mead, NE             Corn                     24

East Kansas Agri-Energy,   Garnett, KS          Corn           35
LLC*

ESE Alcohol Inc.           Leoti, KS            Seed corn      1.5

Ethanol2000, LLP*          Bingham Lake, MN     Corn           32

Frontier Ethanol, LLC      Gowrie, IA           Corn                     60

Front Range Energy, LLC    Windsor, CO          Corn                     40

Glacial Lakes Energy,      Watertown, SD        Corn           50
LLC*

Golden Cheese Company of   Corona, CA           Cheese whey     5
California*

Golden Grain Energy, LLC*  Mason City, IA       Corn           40

Golden Triangle Energy,    Craig, MO            Corn           20
LLC*

Grain Processing Corp.     Muscatine, IA        Corn           20

Granite Falls Energy, LLC  Granite Falls, MN    Corn           45

Great Plains Ethanol, LLC* Chancellor, SD       Corn           50

Green Plains Renewable     Shenandoah, IA       Corn                     50
Energy

Hawkeye Renewables, LLC    Iowa Falls, IA       Corn           50        50
                           Fairbank, IA         Corn                    100

Heartland Corn Products*   Winthrop, MN         Corn           36

Heartland Grain Fuels,     Aberdeen, SD         Corn            9
LP*                        Huron, SD            Corn           12        18

Heron Lake BioEnergy, LLC  Heron Lake, MN       Corn                     50

Horizon Ethanol, LLC       Jewell, IA           Corn                     60

Husker Ag, LLC*            Plainview, NE        Corn           26.5

Illinois River Energy,     Rochelle, IL         Corn                     50
LLC

Iowa Ethanol, LLC*         Hanlontown, IA       Corn           50

Iroquois Bio-Energy        Rensselaer, IN       Corn                     40
Company, LLC

James Valley Ethanol, LLC  Groton, SD           Corn           50

KAAPA Ethanol, LLC*        Minden, NE           Corn           40

Land O' Lakes*             Melrose, MN          Cheese whey     2.6

Lincolnland Agri-Energy,   Palestine, IL        Corn           48
LLC*

Lincolnway Energy, LLC*    Nevada, IA           Corn                     50

Liquid Resources of Ohio   Medina, OH           Waste Beverage  3

Little Sioux Corn          Marcus, IA           Corn           52
Processors, LP*

Merrick/Coors              Golden, CO           Waste beer      1.5       1.5

MGP Ingredients, Inc.      Pekin, IL            Corn/wheat     78
                                                starch
                           Atchison, KS

Michigan Ethanol, LLC      Caro, MI             Corn           50

Mid America Agri           Madrid, NE           Corn                     44
Products/Wheatland

Mid-Missouri Energy, Inc.* Malta Bend, MO       Corn           45

Midwest Grain Processors*  Lakota, IA           Corn           50        45
                           Riga, MI             Corn                     57

Midwest Renewable Energy,  Sutherland, NE       Corn           17.5       4.5
LLC

Minnesota Energy*          Buffalo Lake, MN     Corn           18

Missouri Ethanol           Laddonia, MO         Corn                     45

New Energy Corp.           South Bend, IN       Corn          102

North Country Ethanol,     Rosholt, SD          Corn           20
LLC*

Northeast Missouri Grain,  Macon, MO            Corn           45
LLC*

Northern Lights Ethanol,   Big Stone City, SD   Corn           50
LLC*

Northstar Ethanol, LLC     Lake Crystal, MN     Corn           52

Otter Creek Ethanol, LLC*  Ashton, IA           Corn           55

Panhandle Energies of      Dumas, TX            Corn/Grain               30
Dumas, LP                                       Sorghum

Parallel Products          Louisville, KY       Beverage waste  5.4
                           R. Cucamonga, CA

Permeate Refining          Hopkinton, IA        Sugars &        1.5
                                                starches

Phoenix Biofuels           Goshen, CA           Corn           25

Pine Lake Corn             Steamboat Rock, IA   Corn           20
Processors, LLC*

Platte Valley Fuel         Central City, NE     Corn           40
Ethanol, LLC

Prairie Ethanol, LLC       Loomis, SD           Corn                     60

Prairie Horizon            Phillipsburg, KS     Corn                     40
Agri-Energy, LLC

Pro-Corn, LLC*             Preston, MN          Corn           42

Quad-County Corn           Galva, IA            Corn           27
Processors*

Red Trail Energy, LLC      Richardton, ND       Corn                     50

Redfield Energy, LLC       Redfield, SD         Corn                     50

Reeve Agri-Energy          Garden City, KS      Corn/milo      12

Siouxland Energy &         Sioux Center, IA     Corn           25
Livestock Coop*

Siouxland Ethanol, LLC     Jackson, NE          Corn                     50

Sioux River Ethanol, LLC*  Hudson, SD           Corn           55

Sterling Ethanol, LLC      Sterling, CO         Corn           42

Tall Corn Ethanol, LLC*    Coon Rapids, IA      Corn           49

Tate & Lyle                Loudon, TN           Corn           67

The Andersons Albion       Albion, MI           Corn                     55
Ethanol LLC

Trenton Agri Products,     Trenton, NE          Corn           35        10
LLC

United WI Grain Producers, Friesland, WI        Corn           49
LLC*

US BioEnergy Corp.         Albert City, IA      Corn                    100
                           Lake Odessa, MI      Corn                     45

U.S. Energy Partners, LLC  Russell, KS          Milo/wheat     48
                                                starch

Utica Energy, LLC          Oshkosh, WI          Corn           48

Val-E Ethanol, LLC         Ord, NE              Corn                     45

VeraSun Energy Corporation Aurora, SD           Corn          230
                           Ft. Dodge, IA        Corn

Voyager Ethanol, LLC*      Emmetsburg, IA       Corn           52

Western Plains Energy,     Campus, KS           Corn           45
LLC*

Western Wisconsin          Boyceville, WI       Corn                     40
Renewable Energy, LLC*

Wind Gap Farms             Baconton, GA         Brewery waste   0.4

Wyoming Ethanol            Torrington, WY       Corn            5

Xethanol BioFuels, LLC     Blairstown, IA       Corn            5
--------------------------------------------------------------------------------
Total Current Capacity                                       4336.4
--------------------------------------------------------------------------------
Total Under
Construction/Expansions                                                1746
--------------------------------------------------------------------------------
Total Capacity                                               6082.4
================================================================================

     *   farmer-owned
         Updated: January 2006

Source: Renewable Fuels
Association

Operating Ethanol Plants in the State of Iowa

         There are currently 21 operating ethanol plants in Iowa. Eight other plants are currently under construction in Iowa or are expected to begin construction in the near future. The plants are scattered throughout the State, but are concentrated, for the most part, in the northern and central regions where a majority of the corn is produced. We plan to build our Plant in the southwestern part of Iowa, where corn has historically been less expensive than in many other parts of the State.

Competition from Alternative Fuel Additives

         Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies with far great resources. New products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.

         The development of ethers to be used as oxygenates may provide a growth segment for ethanol. Ethers are composed of isobutylene (a product of the refining industry) and ethanol or methanol. The products are ethyl tertiary butyl ether ("ETBE") or methyl tertiary butyl ether ("MTBE"). We expect to compete with producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol. MTBE is a commonly used oxygenate used in fuels for compliance with Federal Clean Air Act mandates, and is a major competitor of ethanol. Many major oil companies produce MTBE, and strongly favor its use because it is petroleum based. These companies have significant resources to market MTBE and to influence legislation and public perception of MTBE. These companies also have sufficient resources to begin production of ethanol should they choose to do so.

         However, MTBE has been linked to groundwater contamination at various locations in the east and west. As a result, California passed legislation which completely phased out MTBE from its gasoline pool as of January 1, 2004. Similarly, New York and Connecticut passed legislation to phase out the use of MTBE by December 31, 2004. According to the Energy Information Administration, more than sixteen states have banned the use of MTBE, due to concerns over groundwater contamination, and other states are proposing to do so. Ethanol is the most readily available substitute for MTBE in these markets. Assuming that more states, and/or the US Environmental Protection Agency, force elimination of MTBE, we would expect the demand for ethanol to increase.

         With the recent passage of the Federal Energy Bill in 2005, the protection from lawsuits that had been granted to producers and blenders of MTBE were removed. This means that anyone that used MTBE in the past cannot be sued for doing so, since it was the Federal Government that required blenders to oxygenate with such things as MTBE in the first place. However, producers and/or blenders that continue to produce and/or use MTBE as an oxygenate, may be used in the future. Therefore, many producers and blenders are choosing not to use MTBE as an oxygenate, such as Valero, who stated that they were not going to produce or blend MTBE any more, two days after the legislation was passed and became law. Others are expected to follow.

         Advances and changes in the technology of ethanol production are expected to occur. Such advances and changes may make the ethanol production technology less desirable or obsolete. The Plant is a single-purpose entity and has no use other than the production of ethanol and associated products. Any such event may have a material adverse effect on our operations, cash flows and financial performance.

Employees

         We presently have three permanent employees, our CEO, our general manager and an assistant that works in our Shenandoah office with our general manager. Our success will depend in part on our ability to attract and retain qualified personnel at a competitive wage and benefit level. We must hire qualified managers, accounting, human resources and other personnel. We will operate in a rural area with low unemployment. There is no assurance that we will be successful in attracting and retaining qualified personnel at a wage and benefit structure at or below those we have assumed in our project. If we are unsuccessful in this regard, such event may have a material adverse effect on our operations, cash flows and financial performance.

         Prior to completion of the Plant construction and commencement of operations, we intend to hire a total of approximately 34 employees. Approximately ten of our employees will work in management and administration and the remainder will work in Plant operations.

         The following table represents some of the anticipated positions within the plant and the minimum number of individuals we intend to employ for each position:


         Position                                           Number Employed
---------------------------------------------------- ---------------------------
         President/CEO                                             1
         General Manager                                           1
         Plant Manager                                             1
         Production Manager                                        1
         Commodities Manager                                       1
         Controller                                                1
         Lab Manager                                               1
         Lab Technician                                            2
         Environmental/Safety Specialist                           1
         Secretary/Clerical                                        4
         Shift Supervisors                                         4
         Maintenance Supervisor                                    1
         Maintenance Craftsmen                                     4
         Plant Operators                                          12
                                                     ---------------------------
         TOTAL                                                    35

         The position titles, job responsibilities and numbers allocated to each position may differ when we begin to employ individuals for each position.

         We intend to enter into written confidentiality and assignment agreements with our officers and employees. Among other things, these agreements are expected to require such officers and employees to keep strictly confidential all proprietary information developed or used by us in the course of our business.

Sales and Marketing

         We intend to sell and market the ethanol and distiller's grains produced at the Plant through normal and established markets. We hope to market all of the ethanol produced with the assistance of an ethanol distributor, but have not entered into any agreements regarding the sale of our ethanol. Similarly, we hope to sell all of our DDGS through the use of an ethanol-byproducts marketing firm, but have not entered into any agreements regarding the sale of our DDGS.

         We do not plan to hire or establish a sales organization to market any of the products or by-products we produce. Consequently, we will be extremely dependent upon the entities we plan to engage to purchase or market each of our products.

Construction of the Plant--Proposed Design-Build Contract

         We have entered into a Design-Build Contract with Fagen, Inc. in connection with the design, construction and operation of the Plant.

         Fagen, Inc.

         Fagen, Inc. has been involved in the construction of more ethanol plants than any other company in this industry. Fagen, Inc. is providing two services for the project. First, Fagen is acting as co-developer for the project along with ICM. Second, Fagen will act as the general contractor on the project. Fagen, Inc. has extensive experience in the area of heavy industrial projects, particularly agricultural based facilities. The expertise of Fagen in integrating process and facility design into a construction and operationally efficient facility is very important. In many instances, Fagen, Inc. has been asked to return to the plant as the maintenance contractor or follow up construction for major expansions. Fagen, Inc. has done repeat work for Chief Ethanol Fuels and Minnesota Corn Processors, both of whom rank in the top ten in terms of the largest ethanol producers.

         Fagen's understanding of operational efficiencies and integration of various processes are essential to our success. Fagen, Inc. also has knowledge and support to assist our management team in executing a successful start-up. Fagen, Inc. is a meaningful project participant because of its investment and desire to facilitate the project's successful transition from start-up to day-to-day profitable operation.

         General Terms and Conditions

         We entered into a Lump-Sum Design Build Contract with Fagen, Inc. (the "Construction Agreement"). The Construction Agreement is dated January 13, 2006, but it was not mutually executed by the parties until January 23, 2006. Under the Construction Agreement, Fagen will provide all work and services in connection with the engineering, design, procurement, construction startup, performances tests, training for the operation and maintenance of the Plant and provide all material, equipment, tools and labor necessary to complete the Plant in accordance with the terms of the Construction Agreement. As consideration for the services to be performed, Fagen will be paid $55,881,454, subject to adjustments contained in the Construction Agreement.

         We are required to pay an initial payment of $5,000,000, less retainage, at the time of the notice to proceed. We are required to make payments to Fagen based upon monthly applications for payment submitted to us by Fagen, Inc. for all work performed as of the date of the application. We expect to retain 10% of the amount submitted in each application for payment up to a maximum of $2,794,073. Retainage will be released upon substantial completion of the Plant or that related to completed portions of the work. All undisputed amounts not paid within five days after the due date will incur interest.

         If Fagen encounters "differing site conditions," it will expect to be entitled to an adjustment in the contract price and time of performance, if such conditions adversely affect its costs and performance time. By "differing site conditions," we mean any concealed physical conditions at the site that:

         o Materially differ from the conditions contemplated in the Construction Agreement; or

         o Any unusual conditions which differ materially from the conditions ordinarily encountered in similar work.

         In addition, Fagen is expected to be responsible for the following:

         o Providing all necessary design services, such as architectural, engineering and other professional design services, consistent with applicable law and provided by licensed design professionals either employed by Fagen or qualified independent licensed design consultants;

         o Performing all work in accordance with all legal requirements;

         o Obtaining all underground utility locating service permits, building permits, mechanical permits, electrical permits, structure permits and above ground storage tank permits;

         o Performing its responsibilities in a safe manner so as to prevent damage, injury or loss;

         o Providing to us a warranty that the work performed for us is of good quality, conforms to all contract and construction documents, and is free of defect in materials and workmanship;

         o For a period of one year after substantial completion, correcting, at their cost, any defects in materials and workmanship and commencing correction of defects within seven days of receipt of notice from us that the work performed was defective;

         o Obtaining and providing us with a certificate of insurance covering claims arising from worker's compensation or disability; claims for bodily injury, sickness, death or disease, regardless of whether the person injured was an employee of Fagen; coverage for usual personal injury liability claims for damages sustained by a person as a direct or indirect result of Fagen's employment of the person, or sustained by any other person; claims for damage or destruction of tangible personal property; claims for damages (other than relating to Fagen's work) because of injury to or destruction of tangible property; claims arising from personal injury, death or property damage resulting from ownership, use and maintenance of any motor vehicles; or claims pursuant to any duty to indemnify. Such insurance must be maintained throughout the development and construction of the Plant; and

         o Indemnifying, defending and holding us, our officers, directors, agents and employees harmless against any claims, losses, damages, liabilities, including attorney's fees and expenses, for any bodily injury, sickness, death or damage or destruction of property if such arises from the negligent acts or omissions of Fagen, its consultants, agents or employees.

         We expect to be responsible for the following:

         o Obtaining and maintaining liability insurance to protect us from any claim that may arise from performance of our responsibilities;

         o Obtaining and maintaining property insurance for the full insurable value of the Plant, including professional fees, overtime premiums and all other expenses incurred to replace or repair the Plant;

         o Indemnifying, defending and holding Fagen, its officers, directors, agents and employees harmless against any claims, losses, damages, liabilities, including attorney's fees and expenses, for any bodily injury, sickness, death or damage or destruction of property due to the negligent act or omission of our officers, directors, agents and employees;

         o Rough grading and preparing the construction site to the specifications of Fagen;

         o Obtaining septic tank and drain field permits, railroad permits and approvals, archeological survey, highway access permit, construction air permit, construction permit, operations permit, wastewater permit, water appropriation permit, fire protection permit and TTB permit;

         o Procuring potable water supply and distribution, process water supply and distribution, fire loop and fire protection system, a continuous supply of electricity and natural gas to the site, utility water discharge line, wells and well pump, and fencing;

         o Arranging for rail service, tracks, ties and ballast to the Plant.

         Fagen will have the right to stop or postpone work and to reasonably adjust the time for completion of the Plant if any of the following occurs:

         o There is a force majeure event, such as, without limitation, floods, earthquakes, hurricanes, tornadoes, adverse weather conditions not reasonably anticipated or acts of God; sabotage; vandalism beyond that which could reasonably be prevented; terrorism; war; riots; fire; explosion; blockades; insurrection; strike; slow down or labor disruptions; economic hardship or delay in the delivery of materials or equipment that is beyond the control of Fagen, and action or failure to take action by any governmental authority, but only if such requirements, actions, or failures to act prevent or delay performance; and inability, despite due diligence, to obtain any licenses, permits, or approvals required by any governmental authority

         o The presence of any hazardous conditions at the construction site. Upon receiving notice of a hazardous condition, we must immediately proceed to correct the condition. After the condition is corrected and our experts provides written certification that the hazardous condition has been corrected and all necessary governmental approvals have been obtained, Fagen should resume work in the effected area. Fagen may be entitled to an adjustment in price and time for completion of the Plant if its price and time for performance has been adversely affected by the hazardous condition;

         o Work on the Plant has stopped for 60 consecutive days, or more than 90 days total, because of any order from us or a court or governmental authority, if such stoppage is not because of any act or omission of Fagen or because we failed to provide Fagen with information, permits or approvals for which we will be responsible. Fagen may terminate the Construction Agreement if we do not begin to correct the above within seven days after receipt of Fagen's termination notice.

         All drawings, specifications, calculations, data, notes and other materials and documents furnished by Fagen will be owned by Fagen. We will be granted an irrevocable limited license to use such drawings, specifications and related documents in connection with our occupancy and repair of the Plant.

         Timetable for Completion of the Plant, Early Completion Bonus and Liquidated Damages

         It is estimated that the Plant will be substantially completed within 485 days after the notice to proceed, which may not be given prior to March 1, 2006. Fagen is entitled to an early completion bonus if the project is finished ahead of schedule and is required to pay liquidated damages in the event the project is not timely completed. This schedule also assumes that weather, strikes, and other factors beyond our control do not upset our timetable. There can be no assurance that the timetable that we have set will be followed, and factors or events beyond our control could hamper our efforts to complete the project in a timely fashion.

         It is anticipated that Fagen, Inc. will deliver the plant on time. However, it is unknown at this time exactly how many plants Fagen, Inc. has contracted to build, but it is believed that the number of plants Fagen, Inc. has contracted to build in the coming year and a half is substantial. Further, Fagen, Inc. owns controlling interest in more than one of the plants that are presently being constructed. Therefore, because Fagen, Inc. has much larger interests in plants currently under construction than ours, (which could cause Fagen, Inc. to commit more of its time and resources into the construction of such plants) and because Fagen, Inc. has taken on so much work, there is a risk that Fagen, Inc. could fail to perform in a timely manner and not be able to build our plant within the time frame outlined by our contract with Fagen, Inc.

         Termination

         Both parties have the right to terminate the Construction Agreement for cause. If we terminate the Construction Agreement without cause or if Fagen terminates the Construction Agreement for cause, then we will be required to pay Fagen for (i) all work executed prior to termination, (ii) Fagen's reasonable costs and expenses attributable to such termination, (iii) amounts due in settlement of terminated contracts with subcontractors and design consultants,
(iv) overhead and profit margin of fifteen percent on the sum of (i) and (ii),
(v) all retainage withheld by us on account of work that was completed in accordance with the Construction Agreement, and (iv) $1,250,000 for the use of Fagen's work product if we resume construction of the plant without utilizing Fagen's services.

         Dispute Resolution

         The Construction Contract provides that disputes would first be resolved through discussions between Fagen and us. If the dispute is still not resolved, then the parties would submit the matter to non-binding mediation. In the event that the dispute is still not settled, the matter must be resolved by arbitration in accordance with the Construction Industry Arbitration Rules and Mediation Provisions of the American Arbitration Association, unless the parties agree otherwise. The determination of the arbitrator is expected to be final and may not be appealed to any court. The prevailing party in any arbitration proceeding is entitled to recover reasonable attorney's fees and expenses incurred.

Regulatory Permits

         We engaged two different environmental consulting firms to coordinate, advise and assist us with obtaining certain environmental, occupational health, and safety permits, plans, submissions, and programs. Many of those permits are discussed below. In addition to these permits, we have applied and will apply for other local, state, and federal permits related to environmental, occupational health, and safety requirements as needed. The information below is based in part on information generally relied upon by consultants and may include certain assumptions regarding the accuracy of specifications provided by manufacturers of the equipment and other components used in the construction of the Plant.

         Phase I Environmental Permit

         Before construction could begin, we had to obtain a Phase I Environmental Permit, which stated that the proposed site was not contaminated in anyway that would pose an environmental hazard to anyone working at the site. We entered into an agreement with PSI, Inc. of Omaha, NE to perform this work. They completed their study and found that there were no such hazards present at the proposed site, and that we would be able to proceed with construction.

         Air Permit

         We engaged NRG (Natural Resource Group) to do the modeling and obtain our air permit for the plant in Shenandoah. As of this writing, that process is almost completed and we anticipate that our air permit will be obtained from the IDNR by the time we are ready to commence construction. However, no concrete can be laid until this permitting is completed.

         Waste Water Discharge Permit

         This Plant will be a zero-discharge facility. We expect that we will use water to cool our closed circuit systems in the Plant. In order to maintain a high quality of water for the cooling system, the water will be continuously replaced with make-up water. As a result, this plant will discharge clean, non-contact cooling water from boilers and the cooling towers. Several discharge options, including publicly owned treatment works, use of a holding pond, discharge to a receiving stream, subsurface infiltration, irrigation and other options are under consideration by our consulting engineers and us. All of our waste water will be returned to the City of Shenandoah, therefore, it is our understanding that we will not need to apply for this permit because we will not be releasing waste water. The disposal of waste water will be the city's responsibility.

         Storm Water Discharge Permit and Storm Water Pollution Prevention Plan (SWPPP Permits)

         Before we can begin construction of our Plant, we must obtain an Industrial Storm Water Discharge Permit from the Iowa Department of Natural Resources ("IDNR"). This permit is required for any construction project. We were informed by the IDNR that we simply have to file a Notice of Intent in a local newspaper as well as a Notice of Intent to them. This permit will be classified as either general or specific by the IDNR and the application for it must be filed before construction begins. In connection with this permit and notice, we must also have a Storm Water Pollution Prevention Plan in place that outlines various measures we plan to implement to prevent storm water pollution.

         If the IDNR does not object to the notice of intent, according to representatives of NRG, we could begin construction and allow storm water discharge 3 business days after the filing. As part of the application for the Construction Site Storm Water Discharge Permit, we will need to prepare a construction site erosion control plan. We would also be subject to certain reporting and monitoring requirements. This is also something we intend to hire out to a third party experienced with plans and filings.

         We entered into an agreement with NRG in the fall of 2005, to obtain these permits.

         Bureau of Alcohol, Tobacco and Firearms Requirements

         Before we can begin operations, we will have to comply with applicable Bureau of Alcohol, Tobacco and Firearms ("ATF") regulations. These regulations require that we first make application for and obtain an alcohol fuel producer's permit. 27 CFR ss.19.915. The application must include information identifying the principal persons involved in our venture and a statement as to whether any such person has ever been convicted of a felony or misdemeanor under federal or state law. The term of the permit is indefinite until terminated, revoked, or suspended. The permit also requires that we maintain certain security measures. We must also secure an operations bond pursuant to 27 CFR ss. 19.957. There are other taxation requirements related to special occupational tax and a special tax stamp.

         FAA

         The proposed site in Shenandoah, Iowa is situated within a few thousand feet of the Shenandoah airport. Our highest structure, the grain leg between our two main storage silos, was anticipated to be 165'. Therefore, we needed to receive approval from the FAA to build the Plant at the Shenandoah site.

         The City Engineer in Shenandoah, who has had significant dealings with the FAA indicated to us that he didn't believe there would be a problem if we kept the structure below 150'. Engineers at Fagen, Inc., Inc. indicated that that had faced that problem before and stated that they could redesign the Plant to keep the grain leg under 150'. Therefore, we applied to the FAA for the approval to build the Plant with the highest structure not to exceed 165'. We were granted that approval to build on January 6, 2005. However, we were also told that we could only build as long as the highest structure did not exceed 150'. Engineers at Fagen, Inc. have since redesigned the plant not to exceed 150' by lowering the grain leg and installing a series of conveyor belts that will effectively move the grain into the hammer mill.

         EPA

         Even if we receive all environmental permits for construction and operation of the Plant, we will also be subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than an individual state's environmental administrators. Environmental rules are subject to change, and any such changes could result in greater regulatory burdens.

         Expected Timing of Permitting and Consequences of Delay or Failure

         Without the air pollution construction permits, we will be unable to begin construction. As stated above, these permits have been applied for and it is anticipated that the air pollution construction permit applications will be obtained prior to the beginning of construction. Once granted, the permit is valid indefinitely until the plant is modified or there is a process change that changes air emissions.

         We must complete our spill prevention control and countermeasure ("SPCC") plan at or near the time of commencement of operations. That is in the process of being completed and near completion.

         If we decided to expand the plant and perhaps drill a well at the site, we would also need to obtain a high capacity water withdrawal permit before commencing operations, However, there is no assurance that this permit would be granted.

         We must obtain an Alcohol Fuel Producer's Permit, post an operations bond, and file certain information with the Bureau of Alcohol, Tobacco, and Firearms before we begin operations. We anticipate applying for this permit in a timely fashion and believe that the permit will be granted. However, no assurance can be given that it will be granted.

         Without the air pollution construction permit, the waste water discharge permit, the various storm water discharge permits, water withdrawal permit, spill prevention control and countermeasures plan, and alcohol fuel producer's permit, we will be unable to begin or continue operations.

         Small Ethanol Producer Tax Credit

         "Small Ethanol Producers" are allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The Energy Policy Act of 2005 (H.R. 6) changed the definition of a "small ethanol producer" from 30 million gallons per year to 60 million gallons per year to reflect the changing nature of the industry. Therefore, we believe we will qualify to receive the credit under current law, and will apply for said tax-credit once we are in production. Said legislation was introduced by U.S Congressman Steve King (R-IA) (H.R. 36). Congressman King represents the district in which Shenandoah is located. Specifically, producers producing up to 60 million gallons of ethanol per year became eligible to receive the credit. With the tax legislation enacted, we expect to receive the credit for our first 15 million gallons of annual production. We believe this credit will be beneficial to our profits and loss statements.

         Environmental Compliance Costs

         After construction of the Plant and after we obtain the initial regulatory approvals to operate the Plant, we do not expect that compliance with current applicable federal, state and local environmental regulations will have a material impact on our capital expenditures, earnings or competitive position. After the construction of the Plant is completed, we do not expect to make significant capital expenditures for environmental control facilities during the two fiscal years to follow, or thereafter for the foreseeable future. According to Fagen, Inc. representatives, approximately 6% to 8% of the projected costs to construct the plant will be spent on environmental control facilities. This would equate to expenditures of approximately $3.4 to $4.5 million dollars. The estimates provided in this paragraph are subject to change based on amendments to existing rules or regulations or the adoption of new environmental rules or regulations that may affect the Plant or our operations.

Nuisance

         Even if we receive all EPA and Iowa environmental permits for construction and operation of the Plant, we may be subject to the regulations on emissions by the Environmental Protection Agency. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from odors or other air or water discharges from the Plant, although we do not expect any such claims. To minimize the risk of such claims, we intend to employ a thermal oxidizer.

Acquisition of Superior Ethanol, LLC

         On February 22, 2006, we acquired all of the outstanding ownership interest in Superior Ethanol, LLC. Superior has options to acquire at least 135 acres of property in Dickinson County, Iowa, has completed a feasibility study relating to the construction of an ethanol plant on this site, the site is zoned as "heavy industrial," the site has been awarded a property tax abatement from Dickinson County, Iowa, and Superior had more than $200,000 in cash at closing. In consideration for the acquisition of Superior as a wholly owned subsidiary of the Company, we issued of 100,000 shares of our restricted common stock to Brian Peterson, a director of the Company. Prior to the acquisition, substantially all of Superior was owned by Mr. Peterson.

Item 1A. Risk Factors

         An investment in our securities involves substantial risks and the investment is suitable only for persons with the financial capability to make and hold long-term investments not readily converted into cash. Investors must, therefore, have adequate means of providing for their current and future needs and personal contingencies. Prospective purchasers of our securities should carefully consider the Risk Factors set forth below, as well as the other information appearing in this report, before making any investment in our securities. Investors should understand that there is a possibility that they could loose their entire investment in the Company.

Risks Related to the Common Stock

         We plan to construct the Plant by means of substantial leverage of equity, resulting in substantial debt service requirements that could reduce the value of your investment.

         We raised gross proceeds of $34,459,900 in our recent public offering. Upon completion of the Plant, we anticipate that our total term debt obligations will be approximately $47 million. As a result, our capital structure will be highly leveraged. Our debt load and service requirements could have important consequences which could reduce the value of your investment, including:

         o Limiting our ability to borrow additional amounts for operating capital and other purposes or creating a situation in which such ability to borrow may be available on terms that are not favorable to us;

         o Reducing funds available for operations and distributions because a substantial portion of our cash flow will be used to pay interest and principal on our debt;

         o Making us vulnerable to increases in prevailing interest rates;

         o Placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors;

         o Subjecting all, or substantially all of our assets to liens, which means that there will be virtually no assets left for stockholders in the event of a liquidation; and,

         o Limiting our ability to adjust to changing market conditions, which could increase our vulnerability to a downturn in our business or general economic conditions.

         In the event that we are unable to pay our debt service obligations, we could be forced to: (a) reduce or eliminate dividends to stockholders, if they were to commence or (b) reduce or eliminated needed capital expenditures. It is possible that we could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of its debt. In the event that we are unable to refinance our indebtedness or raise funds through asset sales, sales of equity or otherwise, our business would be adversely affected and we may be forced to liquidate, and investors could lose their entire investment.

There is currently no established public trading market for our common stock and your investment may be illiquid for an indefinite amount of time.

         We have applied for listing on the NASDAQ Small Cap market. Our application is under review. Although we have no reason to believe our application to NASDAQ will not be accepted, no assurance can be given that our stock will be accepted for listing or trading on the NASDAQ Small Cap market, on any exchange or in any other market. Therefore, no assurance can be given that an active, public trading market will ever develop.

Our lenders require us to abide by certain restrictive loan covenants that may hinder our ability to operate and reduce our profitability.

         The loan agreements governing our secured debt financing contain a number of restrictive affirmative and negative covenants. These covenants limit our ability to, among other things:

         o        Incur additional indebtedness;

         o        Make capital expenditures in excess of prescribed thresholds;

         o        Pay dividends to stockholders;

         o        Make various investments;

         o        Create liens on our assets;

         o        Utilize the proceeds of asset sales; or,

         o Merge or consolidate or dispose of all or substantially all of our assets.

         We are also required to maintain specified financial ratios, including minimum cash flow coverage, minimum working capital and minimum net worth. Our lenders may utilize a portion of any excess cash flow generated by operations to prepay our term debt. A breach of any of these covenants or requirements could result in a default under our debt agreements. If we default, and if such default is not cured or waived, our lenders could, among other remedies, accelerate our debt and declare that such debt is immediately due and payable. If this occurs, we may not be able to repay such debt or borrow sufficient funds to refinance. Even if new financing is available, it may not be on terms that are acceptable. Such an occurrence could cause us to cease building the Plant, or if the Plant is constructed, such an occurrence could cause us to cease operations. No assurance can be given that our future operating results will be sufficient to achieve compliance with such covenants and requirements, or in the event of a default, to remedy such default.

The common stock may be diluted in value and will be subject to further dilution in value.

         We issued a total of 765,000 shares of common stock to our founders and to seed capital investors in a private offering. Initially, 550,000 shares of common stock were sold to our two founding stockholders at $0.25 per share. We then issued an additional 215,000 shares were sold to seed capital investors at a price of $2.50 per share. We then issued 3,445,990 shares of common stock at $10 per share, which included warrants exercisable for approximately 861,498 shares of common stock for aggregate consideration of approximately $25,844,940 in our public offering that closed in November 2005. Soon thereafter we issued an additional 5,000 shares to a director of our Company for services rendered, and an additional 5,000 shares were issued in January 2006, to the engineering firm that designed the rail layout for our plant for services rendered. If for any reason we are required in the future to raise additional equity capital, if options of any kind or additional shares were issued to our officers and directors, or to other members of our management or employees, our current shareholders may suffer further dilution to their investment. There is no assurance that further dilution will not occur in the future.

Risks Related to the Company

We have no operating history and our management has no material experience in the ethanol industry.

         We were recently formed and have no history of operations. Our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise. Other than our general manager, no one else in the Company's management has any material experience in the ethanol industry. There is no assurance that we will be successful in our efforts to build and operate the Plant. Even if we successfully meet all of these objectives and begin operations at the Plant, there is no assurance that we will be able to market the ethanol produced or operate the Plant profitably.

We may not be able to manage our start-up period effectively.

         We anticipate a period of significant growth, involving the construction and start-up of operations of the Plant and the hiring of our employees. This period of growth and the start-up of the Plant are likely to be a substantial challenge to us. We have limited financial and human resources. We will need to implement operational, financial and management systems and to recruit, train, motivate and manage our employees. We operate in an area of low unemployment. Though we believe that we can manage start-up effectively and properly staff our operations, there is no assurance that this will occur, and any failure by us to manage our start-up effectively could have a material adverse effect on us, our financial condition, cash flows, results of operations and our ability to execute our business plan.

If our cash flow from operations is not sufficient to service our anticipated debts, then the business may fail and investors in our stock could lose their entire investment.

         Our ability to repay our anticipated debt will depend on our financial and operating performance and on our ability to successfully implement our business strategy. We cannot assure anyone that we will be successful in implementing our strategy or in realizing our anticipated financial results. Our financial and operational performance depends on numerous factors including prevailing economic conditions and certain financial, business and other factors beyond our control. Our cash flows and capital resources may be insufficient to repay our anticipated debt obligations. If we cannot pay our debt service, we may be forced to reduce or delay capital expenditures, sell assets, restructure our indebtedness or seek additional capital. If we are unable to restructure our indebtedness or raise funds through sales of assets, equity or otherwise, our ability to operate could be harmed and the value of our common stock could decline significantly.

         The institutions lending funds to us are taking a security interest in our assets, including the property and the Plant. If we fail to make our debt financing payments, the lenders will have the right to repossess the secured assets, including the property and the Plant, in addition to other remedies. Such action would end our ability to continue operations. If we fail to make our financing payments and we cease operations, your rights as a holder of common stock are inferior to the rights of our creditors. We may not have sufficient assets to make any payments to you after we pay our creditors.

         It is also our intention to attempt to build other plants at other locations, to expand at the sites on which we do build, and to aggressively pursue the acquisition of existing plants. If we are successful in accomplishing our goals, we may have to borrow even greater amounts of capital to fund said growth and/or issue additional shares of our stock. This could leverage us even further and cause greater dilution to our existing shareholders. If our cash flows were to diminish for any reason and we were not able to service our debt or raise additional equity through further sales of our shares, our lenders could call our debt and the value of our shares could decline substantially and purchasers of the shares of our Company could lose their entire investment.

A necessary part of our plan of operations is the receipt of significant debt funding, of which there can be no assurance.

         We entered into loan arrangements whereby Farm Credit Services of America, FLCA and other participating lenders have agreed to loan us up to $47,000,000. The loan agreements contain representations, warranties, conditions precedent, affirmative covenants (including financial covenants) and negative covenants. There can be no assurance that we will be or continue to be in compliance with these representations, warranties, conditions precedent, affirmative covenants (including financial covenants) and negative covenants. In the event that we are in non-compliance, then the lenders may refuse or terminate the funding of the project in which case we would not have the funding to complete construction of the Plant or commence operations. Without such funding the value of our common stock would probably decrease substantially.

Our business success is dependent on unproven management.

         Prior to hiring Allen Sievertsen, our general manager, no one in the management of our Company had any prior experience in the ethanol business. Allen oversaw the construction of the Husker Ag plant in Plainview, NE and acted as its general manager for approximately 4.5 years, prior to joining our Company. Although Mr. Sievertsen has overseen the construction of an ethanol plant before, and has successfully managed an extremely profitable Fagen built plant, we are still presently, and likely will continue to be, heavily dependent upon our current management, who, with the exception of Mr. Sievertsen, were also the founding stockholders. We presently have only 3 employees, and our founders and initial directors will therefore be instrumental to our success.

         We currently have nine directors. Our two founding stockholders and initial directors live in Nevada and Utah. Since inception, seven other directors have been added to our board. Five of those directors live in Iowa, an eighth lives in Nevada, and the ninth in Utah. These individuals are experienced in business generally, and some have experience in raising capital, others in construction, as well as in governing and operating companies, but none of them have any experience in organizing, building and operating an ethanol plant. It is also possible that one or more of our founding stockholders and/or initial directors may later become unable to serve, and we may be unable to recruit and retain suitable replacements. Our dependence on our founding stockholders and initial directors may have a material adverse impact upon our operations, our cash flows and overall financial performance.

         Our board of directors will have the exclusive right to make all decisions with respect to the management and operation of our business and our affairs. Investors will have no right to participate in the decisions of our board of directors or in the management of the Plant. Investors will only be permitted to vote in a limited number of circumstances. Accordingly, no person should purchase securities unless such person is willing to entrust all aspects of our management to the board of directors. We are presently managed by our board of directors. However, none of the directors have expertise in the ethanol industry. In addition, all members of our board of directors are presently engaged in business and other activities outside of and in addition to our business. These other activities all impose substantial demand on the time and attention of such directors.

         We anticipate hiring a plant manager for the Plant with experience in the ethanol industry and a production plant similar to our proposed Plant. We also intend to hire a controller that has both experience as a controller of a public company and experience with an ethanol production plant. However, there is no assurance that we will be successful in attracting or retaining such individuals because of a limited number of individuals with expertise in the area and a competitive market with many new plants being constructed. Furthermore, we may have difficulty in attracting other competent personnel to relocate to Shenandoah, Iowa, in the event that such personnel are not available locally. Our failure to attract and retain such individuals would likely have a material adverse effect on our operations, cash flows and financial performance.

We have a history of losses and may never become profitable.

         For the period from our formation on June 29, 2004 through November 30, 2005, we incurred an accumulated net loss of $447,749. We believe we will continue to incur significant losses from this time forward until we are able to successfully complete construction and commence operations of the Plant. There is no assurance that we will be successful in our efforts to build and operate an ethanol plant. Even if we successfully meet all of these objectives and begin operations at the ethanol plant, there is no assurance that we will be able to operate profitably.

We will be dependent on Fagen, Inc. for expertise in the commencement of operation in the ethanol industry and any loss of this relationship could result in diminished returns or the entire loss of any investment.

         We are dependent on our relationship with Fagen, Inc., and its employees. Specifically, we are dependent upon the Fagen, Inc. employees Mr. Roland "Ron" Fagen, Inc. and Mr. Wayne Mitchell. Mr. Fagen, Inc. and Mr. Mitchell have considerable experience in the construction, start-up and operation of ethanol plants. Any loss of our relationship with Fagen, Inc., Mr. Fagen, or Mr. Mitchell, particularly during the construction and start-up period for the Plant, may have a material adverse impact on our operations, cash flows and financial performance.

Risks Related to Construction of the Plant

We will depend on key suppliers, whose failure to perform could hinder our ability to operate profitably and decrease the value of your investment.

         We are highly dependent upon Fagen, Inc. to design and build the Plant under our Design-Build Agreement. There are general risks and potential delays associated with such a project, including, but not limited to, fire, weather, permitting issues, and delays in the provision of materials or labor to the construction site. Any significant delay in the planned completion date may have a material adverse effect on our operations, cash flows and financial performance.

         It is believed that Fagen, Inc. has entered into agreements to build numerous other ethanol plants such as our proposed plant and to expand several other existing plants. There is a risk that Fagen has taken on so much work that

Fagen might not be able to perform in a timely manner. If this were to be the case, Fagen, Inc. may be forced to terminate some of its relationships with entities for whom Fagen, Inc. has contracted to build plants, or perhaps not be able to construct said plants within the timeframes promised. If Fagen were to terminate its relationship with us after construction was initiated, there is no assurance that we would be able to obtain a replacement general contractor. Fagen is one of the most respected builders of ethanol plants in the country and we anticipate that the Plant will be delivered as promised by Fagen. However, if Fagen were not able to deliver the Plant within the timetable promised, we could come into a situation of default with our lenders. Any such event would likely have a material adverse affect on our operations, cash flows and financial performance.

         The Design-Build Agreement contains a liquidated damages or consequential damages provision. This would benefit us, but it could result in an early completion bonus clause for Fagen, Inc. Our payment of an early completion bonus could substantially reduce our net cash flows and financial performance during the periods of the payment of such bonus.

We will depend on Fagen, Inc. for timely completion of our plant and training of personnel, but Fagen, Inc.'s involvement in other projects could delay the commencement of our operations and further delay our ability to commence operations.

         We believe Fagen, Inc. is negotiating and has undertaken with other parties to begin the construction of numerous other ethanol plants in 2006. If Fagen, Inc. has entered into other Design-Build contracts with liquidated damage or consequential damage clauses with other plants, there could be substantial risk to our project. For example, if Fagen, Inc. is under pressure to complete another project in order to avoid the operation of such a clause or is already operating under such a clause, Fagen, Inc. may prioritize the completion of these other plants ahead of our Plant. As a result, our ability to sell ethanol products would be delayed having a material adverse effect upon our operations, cash flows, and financial performance.

         It is also believed that Fagen, Inc. has investments in other projects currently under construction, as well as others that are scheduled to be built, that are substantially greater than the investment Fagen has in our project. No assurance can be given that Fagen will not commit more of its time and resources to complete such projects more quickly than ours. As a result, our ability to sell ethanol and distillers grains would be delayed having a material adverse effect upon our operations, cash flows, and financial performance.

         We are also highly dependent upon Fagen's experience and ability to train our personnel in operating the Plant. If the Plant is built and does not operate to the level anticipated by us in our business plan, we will rely on Fagen, Inc. to adequately address such deficiency. There is no assurance that Fagen, Inc. will be able to address such deficiency in an acceptable manner. Failure to do so could have a material adverse affect on our operations, cash flows and financial performance.

Construction delays could result in a delay in our commencement of operations and generation of revenue, if any.

         We expect that, at the earliest, it will be April or May of 2007, before we begin operation of the Plant. However, it could be at late as August under the contract we have with Fagen. Construction projects often involve delays in obtaining permits, construction delays due to weather conditions, or other events that delay the construction schedule. In addition, changes in interest rates or the credit environment or changes in political administrations at the federal, state or local level that result in policy change towards ethanol or this project, could cause construction and operation delays. If it takes longer to obtain necessary permits or construct the Plant than we anticipate, it would delay our ability to generate revenues and make it difficult for us to meet our debt service obligations. This could reduce the value of our common stock and could negatively affect our ability to execute our plan of operation.

If there are defects in Plant construction it may negatively affect our ability to operate the Plant.

         There is no assurance that defects in materials and/or workmanship in the Plant will not occur. Under the terms of the Design-Build Contract, Fagen, Inc. has warranted that the material and equipment furnished to build the Plant would be new, of good quality, and free from material defects in material or workmanship at the time of delivery. Though the Design-Build Contract requires Fagen, Inc. to correct all defects in material or workmanship for a period of one year after substantial completion of the Plant, material defects in material or workmanship may still occur. Such defects could cause us to delay the commencement of operations of the Plant, or, if such defects are discovered after operations have commenced, to halt or discontinue the Plant's operation. Any such event may have a material adverse effect on our operations, cash flows and financial performance.

Any delay or unanticipated cost in providing rail service infrastructure to the Plant could significantly impede our ability to successfully operate the Plant at a profit.

         Rail service is not currently available in Shenandoah, Iowa. The site lies adjacent to the lines of the Burlington Northern Railroad (BNSF). However, as mentioned above, the spur on which the plant will be located has been closed by BNSF and needs to be upgraded to meet HAZMAT (Hazardous Materials) standards. Approximately 20 miles of the spur will need to be upgraded. The cost to upgrade the rail will be approximately $3.5 million. We have entered into an agreement with BNSF regarding these improvements, but there is not assurance that this work will be completed in a timely fashion. If the track is not upgraded and built in a timely fashion it could delay our ability to begin operations in the most profitable manner.

         We will need to construct additional track from the main line and lay more track for railcar storage at the Plant and along a portion of the spur that we are going to purchase from BNSF that will be deemed "Industrial Track" that we will be responsible to upgrade at additional cost to the Company. In order to have rail service for the Plant, a rail siding to accommodate at least 35 rail cars of approximately 5,800 feet will need to be added to the site. The estimated cost of adding such rail is approximately $1,900,000. We intend to negotiate with a third party contractor that is experienced in rail construction to provide this rail at the Plant and to upgrade the portion of the spur that we will be purchasing from BNSF. There is no assurance that an acceptable agreement will be reached with such a third party to do this, or on acceptable terms. We believe we will be able to locate such a third party and reach an acceptable agreement. However, no assurance can be given that we will be successful in doing so and failure to locate and contract with such a third party would have a material adverse effect on us, our cash flows and financial performance.

Any material variations to the actual cost verses our cost estimates relating to the construction and operation of the Plant could materially and adversely affect our ability to operate the Plant profitably.

         It is anticipated that Fagen, Inc. will construct the Plant for a fixed contract price, based on the plans and specifications in the anticipated Design-Build Contract. We have based our capital needs on a design for the Plant that will cost $55.81 million and additional start-up and development costs of $25.26 million for a total of $81.4 million. This price includes construction period interest, construction contingencies and approximately $7 million in working capital to purchase such things as corn, enzymes, denaturant, and natural gas at start up.

         There is no assurance that the final cost of the Plant will not be higher. There is no assurance that there will not be design changes or cost overruns associated with the construction of the Plant. Any significant increase in the estimated construction cost of the Plant may have a material adverse effect on our operations, cash flows and financial performance.

         We will acquire insurance that we believe to be adequate to prevent loss from foreseeable risks. However, events occur for which no insurance is available or for which insurance is not available on terms that are acceptable to us. Loss from such an event, such as, but not limited to, earthquake, tornados, war, riot, terrorism or other risks, may not be insured and such a loss may have a material adverse effect on our operations, cash flows and financial performance.

Risks Related to Ethanol Production

         Our ability to operate at a profit is largely dependent on grain prices and ethanol and distillers dried grains prices. Our results of operations and financial condition will be significantly affected by the cost and supply of grain and by the selling price for ethanol and DDGS. Price and supply are subject to and determined by market forces over which we have no control. We will be dependent on the availability and price of corn. Although the areas surrounding the Plant produce a significant amount of corn and we do not anticipate problems sourcing corn, there is no assurance that a shortage will not develop, particularly if there were an extended drought or other production problem. In addition, our financial projections assume that we can purchase grain for approximately $2.25 per bushel. The current straight, average price for corn in the Shenandoah area is much less, approximately $1.76 per bushel. Over the past ten years, the average price for corn has been approximately $2.185 per bushel in Iowa. However, there is no assurance that we will be able to purchase corn for any of these prices. Corn prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production. These factors can be volatile because of weather, stocks prices, export prices and the government's agricultural policy. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future.

         We anticipate purchasing our corn from farmers in the area surrounding the Plant and in the cash market and hedging corn through futures contracts to reduce short-term exposure to price fluctuations. We intend to contract with third parties to manage our hedging activities and corn purchasing. However, we have no definitive agreements with any third party to do so at this time, nor do we have any contracts with any corn producers to provide corn to the Plant. We may also enter into supply agreements with local elevators for the origination, supply and delivery of corn to the Plant. There is no assurance that such agreements will be available or be on acceptable terms. Our purchasing and hedging activities may or may not lower our price of corn, and in a period of declining corn prices, these advance purchase and hedging strategies may result in our paying a higher price for corn than our competitors. Further, hedging for protection against the adverse changes in the price of corn may be unsuccessful, and could result in substantial losses to us. Generally, higher corn prices will produce lower profit margins. This is especially true if market conditions do not allow us to pass through increased corn costs to our customers. There is no assurance that we will be able to pass through higher corn prices. If a period of high corn prices were to be sustained for some time, such pricing may have a material adverse effect on our operations, cash flows and financial performance.

         Our revenues will be dependent on the market prices for ethanol and DDGS. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results

Increased ethanol productions may negatively affect ethanol prices and materially reduce our ability to operation successfully.

         We believe that ethanol production is expanding rapidly at this time. There are a number of new plants under construction or planned for construction, both inside and outside the States of Iowa and Nebraska. We further expect existing ethanol plants to expand by increasing production.

         We cannot provide any assurance or guarantee that there will be any material or significant increases in the demand for ethanol. Increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects as well. For example, the increased production could lead to increased supplies of co-products from the production of ethanol, such as DDGS. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and corn production creating lower profits. There can be no assurance as to the price of ethanol or DDGS in the future. Any material adverse change affecting the price of ethanol and/or DDGS may have a material adverse effect on our operations, cash flows and financial performance.

We expect to compete with existing and future ethanol plants and oil companies, which may result in diminished returns on your investment.

         We will operate in a very competitive environment. We will compete with large, multi-product companies that have much greater resources than we anticipate having, and plants with a capacity greater than, equal to or less than our Plant. We will face competition for capital, labor, management, corn and other resources. Many of our competitors have greater resources than we currently have or will have in the future.

         We anticipate that as additional ethanol plants are constructed and brought on line, the supply of ethanol will increase. The absence of increased demand may result in prices for ethanol to decrease. There is no assurance that we will be able to compete successfully or that such competition will not have a material adverse effect on our operations, cash flows and financial performance.

         We will also compete with producers of other gasoline additives having similar octane and oxygenate values as ethanol. An example of such other additives is MTBE, a petrochemical derived from methanol. MTBE costs less to produce than ethanol. Many major oil companies produce MTBE and because it is petroleum-based, its use is strongly supported by major oil companies. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol. Despite this fact, the use of MTBE may become legally restricted as a pollutant in several, and possibly, most, if not all states. California has already banned the use of MTBE as have New York and Connecticut. However, California has asked for a waiver of federal standards requiring oxygenates in reformulated gasoline in the past. This means that rather than using ethanol as an alternative oxygenate to MTBE, California sought to be released from federal requirements to use any oxygenates at all. If such requests were ever granted, whether limited to or expanded beyond California, the demand for ethanol would not increase and could diminish. Furthermore, the United States petroleum industry is pursuing a repeal of all federal oxygenated fuel requirements. These companies also have sufficient resources to begin production of ethanol should they choose to do so. Competition from these companies may have a material adverse effect on our operations, cash flows and financial performance.

We are dependent on others third-party brokers or other to sell our product which may result in diminished returns.

         We currently have no sales force of our own to market ethanol and DDGS and do not intend to establish such a sales force. We intend to sell all of our ethanol to a third-party broker pursuant to an output contract and intend to contract with a third-party broker to market and sell our DDGS feed products. As a result, we will be dependent on the ethanol broker and the feed broker. There is no assurance that we will be able to enter into contracts with any ethanol broker or feed product broker on acceptable terms. If the ethanol broker breaches the contract or does not have the ability (for financial or other reasons) to purchase all of the ethanol we produce, we will not have any readily available means to sell our ethanol. Our lack of a sales force and reliance on third parties to sell and market our products may place us at a competitive disadvantage. Our failure to sell all of our ethanol and DDGS feed products may have a material adverse effect on our operations, cash flows and financial performance.

Engaging in hedging activities to minimize the potential volatility of corn prices could result in substantial costs and expenses.

         In an attempt to minimize the effects of the volatility of corn costs on operating profits, we will likely take hedging positions in corn futures markets and in the natural gas markets. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of such hedging activities is dependent upon, among other things, the cost of corn and natural gas and our ability to sell sufficient amounts of ethanol and DDGS. Although we will attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in corn contracts and natural gas are highly volatile and are influenced by many factors that are beyond our control.

Our ability to successfully operate is dependent on the availability of energy and water at anticipated prices.

         The Plant will require a significant and uninterrupted supply of electricity, natural gas and water to operate. We plan to enter into agreements with local gas, electric, and water utilities to provide our needed energy and water. There can be no assurance that those utilities will be able to reliably supply the gas, electricity, and water that we need.

         If there is an interruption in the supply of energy or water for any reason, such as supply, delivery or mechanical problems, we may be required to halt production. If production is halted for an extended period of time, it may have a material adverse effect on our operations, cash flows and financial performance.

         Originally, a new gas pipeline of approximately 9 miles was going to be built to run to the Plant site. Mid American Energy was going to build this line for us at an estimated cost of approximately $3,510,000. We would be required to put up approximately $1.5 million of that cost. Since that time, US Energy Services, who has been hired as our energy consultant, and Mid American Energy have discussed this issue and have decided that sufficient gas can be supplied to the Plant simply by upgrading an existing line running from Red Oak to Shenandoah. The cost to do this will be significantly less. Therefore, we will not have to pay any of the $1.5 million dollars we had originally thought we were going to have to pay. However, no assurance can be given at this time that the pipeline can be upgraded in a timely manner. If it were not completed by the time the Plant was ready to commence operations, we could come into a state of default with our lenders, and we would not be able to commence operations in a timely manner, which would have an extremely negative effect on our cash flows and financial performance. Further, even if the pipeline were to be completed on time, at the present time we have no contracts, commitments or understandings with any natural gas supplier to supply gas to the plant. We have entered into an agreement with U.S. Energy Services, Inc. of Wayzata, Minnesota to negotiate and purchase natural gas for the plant from third party providers of natural gas for up to six months after the Plant becomes operational. However, there can be no assurance given at this time that we or U.S. Energy Services will be able to obtain a sufficient supply of natural gas or that we will be able to procure alternative sources of natural gas on acceptable terms, even with the assistance of U.S. Energy Services. In addition, natural gas prices have historically fluctuated. Presently, prices are significantly higher than the historical average price - approximately $9.16 mcf. Higher natural gas prices may have a material adverse effect on our operations, cash flows and financial performance. Therefore, we urge investors to carefully consider the significant risks involved concerning the potential of higher natural gas prices in the future in making a decision about investing in our securities.

         We will also need to purchase significant amounts of electricity to operate the proposed Plant. We have negotiated an agreement with Mid American Energy to supply electricity to the Plant in Shenandoah for a period of five years.. We believe that our agreement with Mid American will be beneficial to the Company. However, no assurance can be given that we will be able to negotiate such favorable rates after the five year period is over. Electricity prices have historically fluctuated significantly. Sustained increases in the price of electricity would increase our cost of production. As a result, these issues may have a material adverse effect on our operations, cash flows and financial performance.

         Sufficient availability and quality of water are important requirements to produce ethanol. We anticipate that our water requirements to be approximately 400 to 600 gallons per minute, depending on the quality of the water. The town of Shenandoah has sufficient capacities of water to meet our needs and we have negotiated a contract with the city to supply water to the Plant at a price that we believe will be favorable to our operations. However, no assurance can be given that a prolonged drought could not diminish the water supplies in the areas of the proposed Plant, especially if we were to build the Plant in Shenandoah, or that we would continue to have sufficient water supplies in the future. Shenandoah is in the southwestern part of the State of Iowa and has a history of water shortages. Historically, this area of the State has experienced periods of drought. We are exploring the possibility of drilling wells in the area of the proposed site in Shenandoah to use as back up for the Plant. However, no assurance can be given at this time that we will be able to drill wells at the site or in another location near the site. The inability to drill such wells, and the possibility of drought, may have a material adverse effect on our operations, cash flows and financial performance and could even cause us to cease production for periods of time.

Risk of foreign competition from producers who can produce ethanol at less expensive prices than it can be produced from corn in the United States.

         According to information obtained from the website of the Iowa Farm Bureau, at this time, there are large international companies that have much greater resources than we have, including Cargill, developing foreign ethanol production capacity. Cargill is currently developing ethanol production capacity in El Salvador to process Brazilian ethanol for export to the U.S. Long-standing U.S. trade preferences for Caribbean and Central American countries allow them to ship ethanol to the U.S. duty-free, avoiding a 54 cent per gallon import tariff that would otherwise apply. 61 million gallons of ethanol were brought into the U.S. through the Caribbean in 2003 to avoid said tariff, most of it reprocessed Brazilian ethanol. Brazil is the world's largest ethanol producer. They make ethanol primarily from sugarcane for about half of what it costs to make ethanol from corn in Iowa. Brazil exported another 10 million gallons of ethanol directly to the U.S. in 2003, even with the full import tariff and could export even more this year. If significant additional foreign capacity is created, such facilities could produce a glut of ethanol on the world markets. Such a glut could lower the price of ethanol throughout the world, including the U.S. If this were to happen, it could have an adverse effect our operations and potential profitability.

         Further, if the import duty on foreign ethanol were to ever be lifted for any reason, our ability to compete with such foreign companies would be drastically reduced. Although, at this time, such risks cannot be precisely quantified, we believe that such risks exist, and could increase in the future, and anyone contemplating a purchase of the securities being offered herewith should be aware of them and consider them in making their investment decision.

Risks Related to Regulation and Governmental Action

The loss of favorable tax benefits for ethanol production could hinder our ability to successfully operate.

         Congress currently provides federal tax incentives for oxygenated fuel producers and marketers. Ethanol blended with gasoline is one of the oxygenated fuels that qualify for federal tax incentives. These tax incentives allow a lower federal excise tax rate for gasoline blended with at least 10%, 7.7%, or 5.7% ethanol. Additionally, income tax credits are available for blenders of ethanol mixtures and small ethanol producers. Gasoline marketers pay a reduced tax on gasoline sold that contains ethanol. The current credit for gasoline blended with 10% ethanol is 5.4(cent) per gallon. The subsidy dropped to 5.1(cent) per gallon in 2005. Currently, a gasoline marketer that sells gas without ethanol must pay a federal tax of 18.4(cent) per gallon compared to 13(cent) per gallon for gas with 10% ethanol. The tax on gasoline blended with 10% ethanol gradually increased to 13.3(cent) per gallon in 2005. Smaller credits are available for gasoline blended with 7.7 percent and 5.7 percent ethanol. The ethanol industry and our business are dependent upon the continuation of the federal ethanol credit. This credit has supported a market for ethanol that may disappear without the credit.

         The federal tax incentives were scheduled to expire on September 30, 2007, but have recently been replaced by legislation which has extended those incentives to the year 2010. These tax incentives to the ethanol industry may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level. The revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the future use of ethanol in a material way. We cannot assure you that any of those laws, regulations or programs will continue. The elimination or reduction of federal tax incentives to the ethanol industry would have a material adverse impact on our business by making it more costly or difficult for us to produce and sell ethanol. If the federal ethanol tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result.

A change in environmental regulations or violations thereof could impede our ability to successfully operate the Plant.

         We will be subject to extensive air, water and other environmental regulation and we will need to obtain a number of environmental permits to construct and operate the Plant. In addition, it is likely that our senior debt financing will be contingent on our ability to obtain the various environmental permits that we will require. Assuming we build the Plant in Iowa, the Iowa Department of Natural Resources ("IDNR") may also require us to conduct an environmental assessment prior to considering any permits.

         Ethanol production involves the emission of various airborne pollutants, including particulate (PM10), carbon monoxide (CO), oxides of nitrogen (N0x) and volatile organic compounds. As a result, we will need to obtain an air quality permit from the IDNR. We have applied for this permit and expect that we will be granted the permit prior to the time that construction is anticipated to commence . We have also applied to the IDNR for a storm-water discharge permit, a water withdrawal permit, public water supply permit, and a water discharge permit. We anticipate obtaining these permits before the times that they will be needed during the construction process. We do not anticipate a problem receiving all required environmental permits. However, if for any reason any of these permits are not granted, construction costs for the Plant may increase, or the Plant may not be constructed at all. In addition, the IDNR could impose conditions or other restrictions in the permits that are detrimental to us or which increase costs to us above those assumed in this project. Any such event would likely have a material adverse impact on our operations, cash flows and financial performance.

         Even if we receive all required permits from the IDNR, we may also be subject to regulations on emissions from the Environmental Protection Agency ("EPA"). Currently the EPA's statutes and rules do not require us to obtain separate EPA approval in connection with construction and operation of the proposed Plant. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations. If any of these events were to occur, they may have a material adverse impact on our operations, cash flows and financial performance.

Our inability to obtain required regulatory permits and/or approvals will impede our ability and may prohibit completely our ability to successfully operate the Plant.

         We also intend to apply for and receive from the IDNR a storm-water discharge permit, a water withdrawal permit, public water supply permit, and possibly a waste water discharge permit, but at this time we do not believe we will be required to apply for the later permit if we build the Plant in Shenandoah. The majority of these permits have now been applied for, and we anticipate that we will be able to successfully obtain all of the necessary permits prior to the commencement of construction. We do not anticipate a problem receiving all required environmental permits. However, if for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. In addition, the IDNR could impose conditions or other restrictions in the permits that are detrimental to us or which increase costs to us above those assumed in this project. The IDNR and the EPA could also change their interpretation of applicable permit requirements or the testing protocols and methods necessary to obtain a permit either before, during or after the permitting process. The IDNR and the EPA could also modify the requirements for obtaining a permit. Any such event would likely have a material adverse impact on our operations, cash flows and financial performance.

         Even if we receive all required permits from the IDNR, we may also be subject to regulations on emissions from the United States Environmental Protection Agency, "EPA". Currently the EPA's statutes and rules do not require us to obtain separate EPA approval in connection with construction and operation of the proposed Plant. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations, to the detriment of our financial performance.

         Federal government laws that require the use of oxygenated gasoline encourage ethanol production and use. Ethanol contains 35% oxygen by weight. When combined with gasoline, ethanol acts as an oxygenate. As a result, the gasoline burns cleaner, and releases less carbon monoxide and other exhaust emissions into the atmosphere. The federal government encourages the use of oxygenated gasoline as a measure to protect the environment. Oxygenated gasoline is commonly referred to as reformulated gasoline or "RFG."

         The government's regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, Plant operations likely will be governed by the Occupational Safety and Health Administration (OSHA). OSHA regulations may change such that the costs of the operation of the Plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Risks Related to Conflicts of Interest

We have conflicts of interest with Fagen, Inc. which could result in loss of capital and reduced financial performance.

         As discussed above, we expect that our directors will be advised by one or more employees or associates of Fagen, Inc. Fagen, Inc. is expected to continue to be involved in substantially all material aspects of our formation and operations. Consequently, the terms and conditions of our agreements and understandings with Fagen have not been negotiated at arm's length. Therefore, there is no assurance that our arrangements with such parties are as favorable to us as could have been if obtained from unaffiliated third parties. In addition, because of the extensive role that Fagen, Inc. is expected to have in the construction and operation of the Plant, it may be difficult or impossible for us to enforce claims that we may have against Fagen, Inc. If this were to occur, it may have a material adverse impact on our operations, cash flows and financial performance.

         Fagen, Inc. and its affiliates may also have conflicts of interest because employees or agents of Fagen, Inc. are involved as owners, creditors and in other capacities with other ethanol plants in the United States. We cannot require Fagen, Inc. to devote its full time or attention to our activities. As a result, Fagen, Inc. may have or come to have a conflict of interest in allocating personnel, materials and other resources to our Plant.

         Though we will attempt to address actual or potential material conflicts of interest as they arise or become known, we have not established any formal procedures to address or resolve conflicts of interest. There is no assurance that any conflict of interest will not have adverse consequences to our operations, cash flows and financial performance.

Unidentified Risks

         The foregoing discussion is not a complete list or explanation of the risks involved with an investment in this business. Additional risks will likely be experienced that are not presently foreseen by us. Investors are not to construe this report as constituting legal or tax advice. Before making any decision to invest in us, investors should read this entire report, including all of its exhibits, and consult with their own investment, legal, tax and other professional advisors.

         An investor should be aware that we will assert that the investor consented to the risks and the conflicts of interest described or inherent in this report if the investor brings a claim against us or any of our directors, officers, managers, employee, advisors, agents or representatives.

Item 1B. Unresolved Staff Comments

         None

Item 2. Properties

         We currently own approximately 95.91 acres of land in Shenandoah, Iowa and approximately 12.2 additional acres is being deeded over to us by SCIA (Shenandoah Chamber and Industry Association). We also own an option on another property in Atlantic, Iowa and our wholly owned subsidiary, Superior Ethanol, LLC, owns options on property in Dickinson County, Iowa. We currently own no ethanol plants. We believe that the property we own or have an option to acquire in Shenandoah will be adequate to meet the needs of current and expected growth in Shenandoah. We may, however, to acquire additional sites for additional ethanol plants.

Item 3. Legal Proceedings

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

         Currently, there is no public trading market for our securities and there can be no assurance that any market will develop. We have applied for listing on the NASDAQ Small Cap Market and our application is currently under review. However, no assurance can be given that our stock will be accepted for listing or trading on the NASDAQ Small Cap Market, on any exchange or in any other market. There can be no assurance that an active, public trading market will ever develop. If a market does develop for our securities, it may be limited, sporadic and highly volatile.

Shares Available for Future Sale

         As of the date of this report, there are 4,220,990 shares of our common stock issued and outstanding. Affiliates of the Company own 623,000 shares. See
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The shares held by non-affiliates of the Company are freely tradable if a market for the securities exists, and the shares held by affiliates could be sold subject to the volume limitations of Rule 144, described below. Sales of shares of stock in the public markets may have an adverse effect on prevailing market prices for the common stock.

         We also have outstanding warrants that are exercisable for 461,498 shares of common stock at an exercise price of $30 per share. The warrants were sold in our public offering and the common stock issuable upon exercise of the warrants may also be sold by non-affiliates without restriction if a market develops.

         Rule 144 governs resale of "restricted securities" for the account of any person, other than an issuer, and restricted and unrestricted securities for the account of an "affiliate" of the issuer. Restricted securities generally include any securities acquired directly or indirectly from an issuer or its affiliates which were not issued or sold in connection with a public offering registered under the Securities Act. An affiliate of the issuer is any person who directly or indirectly controls, is controlled by, or is under common control with the issuer. Affiliates of a company may include its directors, executive officers, and person directly or indirectly owning 10% or more of the outstanding common stock. Under Rule 144 unregistered re-sales of restricted common stock cannot be made until it has been held for one year from the later of its acquisition from the issuer or an affiliate of the issuer. Thereafter, shares of common stock may be resold without registration subject to Rule 144's volume limitation, aggregation, broker transaction, notice filing requirements, and requirements concerning publicly available information about the company ("Applicable Requirements"). Re-sales by the issuer's affiliates of restricted and unrestricted securities are subject to the Applicable Requirements. The volume limitations provide that a person (or persons who must aggregate their sales) cannot, within any three-month period, sell more than the greater of one percent of the then outstanding shares, or the average weekly reported trading volume during the four calendar weeks preceding each such sale. A non-affiliate may resell restricted common stock which has been held for two years free of the Applicable Requirements.

Dividend Policy

         To date, we have not paid dividends on our common stock. The payment of dividends on the common stock in the future, if any, is within the discretion of the board of directors and will depend upon our earnings, capital requirements, financial condition and other factors the board views are relevant. The board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our operations.

         We have also entered into a Master Loan Agreement and related agreements with lenders who will loan us up to $47,000,000 to build the Plant and to provide funding for working capital purposes. The loan agreements contain representations, warranties, conditions precedent, affirmative covenants (including financial covenants) and negative covenants. One of these covenants requires that dividends or other distributions to stockholders be limited to 40% of the profit net of income taxes for such each fiscal year and may be paid only where we are expected to remain in compliance with all loan covenants, terms and conditions. Furthermore, with respect to the fiscal years ending in 2008 and thereafter, an additional distribution may be made to stockholders in excess of the 40% limit for such fiscal year if we have made certain additional payments to the lender, and we will thereafter remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said potential additional payment.

Holders of Record

         As of the date of this report, there were 783 holders of record of our common stock.

Issuance of Securities

         On December 9, 2006, we issued 5,000 shares of restricted common stock to Gary Thien for services rendered to the Company. Mr. Thien is currently a Director of the Company and its vice president. He is, therefore, deemed a sophisticated, accredited investor. Mr. Thien located the site in Shenandoah and has spent a significant amount of his time working on the Company's behalf from the later part of 2004 to the present. The shares were issued to Mr. Thien by the Board for work Mr. Thien has done for and on behalf of the Company. The sale of these shares of common stock was exempt from registration pursuant to Rules 504, 505 and 506 of Regulation D and Sections 4(2) and 4(6) of the Securities Act of 1933, as amended. We did not use an underwriter or pay any commissions in connection with this transaction.

         In January 2006, we issued 5,000 shares of restricted common stock to Antioch International, Inc., an accredited and sophisticated investor, in lieu of $50,000 (fifty thousand dollars) in fees that were owed to Antioch for designing the rail layout that we will need to build at the Plant in Shenandoah, which will allow us to effectively transport our ethanol and distillers grains. The sale of these shares of common stock was exempt from registration pursuant to Rules 504, 505 and 506 of Regulation D and Sections 4(2) and 4(6) of the Securities Act of 1933, as amended. We did not use an underwriter or pay any commissions in connection with this transaction.

         On February 22, 2006, we issued 100,000 shares of common stock to Brian Peterson in consideration for the acquisition of Superior Ethanol, LLC. Mr. Peterson is a director of the Company. The sale of these shares of common stock was exempt from registration pursuant to Rules 504, 505 and 506 of Regulation D and Sections 4(2) and 4(6) of the Securities Act of 1933, as amended. We did not use an underwriter or pay any commissions in connection with this transaction.

Use of Proceeds

         The Securities and Exchange Commission declared our registration statement on Form S-1 (SEC Registration No. 333-121321) effective on March 9, 2005. We commenced our initial public offering shortly thereafter. Our initial public offering was for the sale of up to 3,800,000 shares of our common stock at $10.00 per share. Each share purchased included a warrant to purchase 1/4 of an additional share of common stock from the Company at a purchase price of $30.00 per share. The offering ranged from a minimum aggregate offering amount of $29,667,000 to a maximum aggregate offering amount of $38,000,000. Our registered offering and escrow agreement required that we raise the $29,667,000 in proceeds by November 29, 2005 and secure a letter of commitment for debt financing by November 29, 2005, both of which we accomplished in a timely manner.

         On November 15, 2005, we closed the offering prior to the sale of the maximum number of registered shares. The net proceeds to the Company from our offering were approximately $34,532,408. This is the amount of money raised in the offering, ($34,459,900), less $11,619 that was paid to the escrow agent for their services, less $17,476 in federal and state filing fees, less $227,563 in commissions (7%) paid to Smith Hayes Financial Services for the money raised by them in the offering, plus $329,166 that was earned as interest while the money was held in escrow. The majority of the shares were sold by the directors of the Company without the assistance of an underwriter. The following is a breakdown of shares registered and shares sold in the offering:

 Number of Shares      Aggregate Price of                    Aggregate Price of
Registered for Sale      Shares Offered      Shares Sold         Shares Sold
-------------------    ------------------    -----------     ------------------
       3,800               $38,000,000        3,445,990          $34,459,900

         On November 15, 2005 the funds from our offering were released to us from escrow. The following table describes our use of net offering proceeds through February 15, 2005:

---------------------------------------------------------------------------
Railroad                                                    $    3,500,000
Real Property Acquisition                                   $      681,461
Debt Financing Fees                                         $      354,650
Miscellaneous Costs                                         $      225,889
---------------------------------------------------------------------------
     Total                                                  $    4,762,000
===========================================================================

         All of the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% or more of our shares.

Item 6. Selected Financial Data

         The following selected historical financial data of is only a summary and you should read it in conjunction with our consolidated financial statements and the notes to those financial statements.

                                                                      June 29, 2004 (Date
                                                                       of Inception) to
                                                 November 30, 2005     November 30, 2004
                                                     (Audited)              (Audited)
                                                 -----------------    -------------------
Statement of Operations Data:

    Revenues.................................    $            0        $            0
    Operating Expenses.......................           729,546                50,305
    Loss from Operations.....................          (792,546)              (50,305)
    Interest Income..........................           331,792                   310
    Net Loss.................................          (397,754)              (49,995)
    Loss Per Common Share....................              (.42)                 (.08)

Balance Sheet Data:

    Current assets...........................    $   33,862,636        $      629,093
    Total assets.............................        34,649,482               629,093
    Current liabilities......................           170,701                 5,800
    Total liabilities........................           170,701                 5,800
    Stockholder's equity ....................        34,478,781               623,293

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed results of operations and financial condition. The discussion contains forward-looking statements that involve risks and uncertainties. Actual events or results may differ materially from those indicated in such forward-looking statements. The discussion should be read in conjunction with the financial statements included herewith and notes thereto and the risk factors contained therein.

Overview

         We are a start-up company in development stage which was formed for the purpose of building a plant to produce ethanol and animal feed products in southwestern Iowa. We do not expect to operate at a profit before the ethanol plant is completely constructed and operational.

         For the fiscal year ended November 30, 2005, we incurred a net loss of $397,754. We have incurred an accumulated loss of $447,749 from inception (June 29, 2004) through November 30, 2005. Our operating expenses were $729,546 for the year ended November 30, 2005. These expenses related primarily to our fund raising activities, general and administrative costs, consulting costs, costs associated with various permits needed to build the Plant, and payments made to Fagen Engineering for the Phase I and II Pre-engineering work.

         We believe we will incur significant losses from this time forward until we are able complete construction of our proposed Plant in Shenandoah and commence operations. We also have options to acquire property in Atlantic, Iowa and Dickinson County, Iowa, where we considering constructing two additional ethanol plants. There is no assurance that we will be successful in our efforts to build and operate an ethanol plant in Shenandoah or elsewhere. Even if we successfully meet all of these objectives and begin operations of an ethanol plant, there is no assurance that we will be able to operate profitably.

         We raised gross proceeds of $34,459,900 in our initial public offering that closed in November 2005. We expect that the Shenandoah project will cost approximately $81.4 million. We raised approximately $637,500 in seed capital prior to commencing our public offering. We entered into loan arrangements whereby Farm Credit Services of America, FLCA and other participating lenders have agreed to loan us up to $47,000,000 to use for construction costs and working capital. Therefore, we have the necessary funding to commence construction of the Shenandoah plant.

         Representatives from Fagen Inc., our contractor, have informed the Company that a 50 million gallon per year plant will consume on an annual basis approximately 18 million bushels of locally grown corn and annually produce approximately 50 million gallons of fuel-grade, denatured ethanol, and approximately 160,000 tons of DDGS on a dry basis. We plan to hire independent brokers to sell our ethanol and DDGS. This Plant will be located in Shenandoah, Iowa, an area where we believe there are over 200 hundred thousand cattle on feeder lots within a 50 mile radius of the Plant. We believe we can sell a portion of our distillers grains in a wet form because of this, which will save us a significant amount of money because we will not have to dry the grain before selling it.

         Additionally, in discussions with representatives from Fagen, Inc. we have been informed that our plant will produce approximately 148 thousand tons of carbon dioxide that may be recovered on an annual basis. While we intend to have discussions with several companies regarding construction of a facility to capture raw carbon dioxide prior to completion of the Plant, we presently have no agreement with any third party to capture or market the raw carbon dioxide, and the market may be too saturated in Iowa to recover the carbon dioxide profitably. We therefore may choose to vent off the C0(2) and may have no market for it of any kind.

         The Plant lies adjacent to the lines of the BNSF Railway Company
(BNSF). However, the spur (the "SPUR") on which the plant will be located is currently closed and needs to be upgraded to meet HAZMAT (Hazardous Materials) standards. Approximately 20 miles of the spur will need to be upgraded. On January 26, 2006, we entered into an Allowance Contract (the "Allowance Agreement") with BNSF to renovate and maintain approximately 20 miles of track on the SPUR.

         In the Allowance Agreement, we have undertaken to fund an estimated $3.5 million for the SPUR renovation. Said amount was paid by GPRE to BNSF on the day the Allowance Agreement was entered into. The renovation work is to be done by BNSF, and BNSF will own, operate and maintain the SPUR, as long as GPRE meets certain annual volume thresholds (cars placed on the rail) as outlined in the Allowance Agreement. We are entitled to receive refund payments from BNSF to reimburse us for this expense, but only to the extent that our usage of the line meets the annual volume thresholds. There can be no assurance that our usage will meet the annual volume thresholds or that we will be reimbursed for all or any part of the renovation costs. In the future, if there is any additional, major, renovation needed to be done to the SPUR, it shall be GPRE's responsibility to pay for any such additional, major, renovation. The Allowance Agreement is for a term expiring on September 14, 2015.

         We intend to enter into an agreement with RPMG of Belle Plaine, MN to sell our ethanol production. We also anticipate that we will have an agreement with an experienced marketer to sell our animal feed products. We will be hiring staff to handle the direct operation of the plant, and currently expect to employ approximately 34 people. We do not intend to hire a sales staff to market our products. Third-party marketing agents will coordinate all shipping.

         The following table describes our proposed use of proceeds, based upon our current cash reserves and loan arrangements. The total use of proceeds is estimated to be $81,389,800. The actual use of funds is based upon contingencies, such as the estimated cost of plant construction, the regulatory permits required and the cost of debt financing and inventory costs, which are driven by the market. Therefore, the following figures are intended to be estimates only and the actual use of funds may vary significantly from the descriptions given below depending on the contingencies described above. However, we anticipate that any variation in our use of proceeds will occur in the level of proceeds attributable to a particular use (as set forth below) rather than a change from one of the uses set forth below to a use not identified in this report.

                       Projected Uses and Sources of Funds

                                                      Estimated Use of Proceeds
Estimated Sources:
     Share Proceeds                                       $     34,549,884
     Zero Interest Loan and Grant from State of Iowa               400,000
     Seed Capital                                                  637,500
     Term Debt Financing                                        47,000,000
                                                          ----------------
Total Estimated Sources of Funds                          $     82,587,384
                                                          ================

Estimated Uses of Funds:
     Plant Construction and Misc. Costs                   $     59,926,300
     Estimated Site Costs                                        4,295,000
     Estimated Railroad Costs                                    5,600,000
     Estimated Fire Protection/Water Supply Costs                2,216,000
     Estimated Rolling Stock Costs                                 240,000
     Estimated Financing Costs and Capitalized Interest          1,402,500
     Estimated Pre-Production Period Costs                         710,000
     Estimated Inventory & Working Capital Costs                 8,827,584
                                                          ----------------
Total Estimated Use of Funds                              $     82,587,384
                                                          ================

         The City of Shenandoah awarded us a 15 year property tax abatement that we would be able to receive if the city annexed the plant site into the City of Shenandoah boundaries. We asked for voluntary annexation into the City limits and were annexed into the City on February 15, 2006. It is anticipated that this will result in significant long-term savings.

Plan for the Next 24 Months of Operations

         We expect to spend the next 24 months in the design-development and construction of the plant, and thereafter commence production of ethanol and distillers grains at the plant. We expect to have sufficient cash on hand to cover all costs associated with construction of the project, including but not limited to, utilities, construction, equipment acquisition and site development. In addition, we expect to have enough cash to cover our costs through this period, including staffing, office costs, audit, legal, compliance and staff training. We estimate that we will need approximately $81,389,800 to complete the project.

         The tables above describing the estimated sources of funds and various costs associated with the project also describe operations for the next 24 months. These tables are only estimates and actual expenses could be higher or lower due to a variety of factors described in the section of our Annual Report entitled "Risk Factors".

Condition of Records

         We recently hired an experienced general manager who will oversee Plant construction. In addition to our general manager, we currently have office staff comprised of our president, and an office worker that assists our general manager in our Shenandoah office. We have also engaged an accountant that has a great deal of experience working with public companies, on a part time basis, to help us keep our books and records, with the assistance of our general manager and our president. We intend to hire and train additional staff well before the start of the plant operations, and we have included an expense allocation for this in our budget. However, there can be no assurance that we will be able to retain qualified individuals. It is possible that accounting or other financing functions may not be performed on time, if at all.

Operating Expenses

         We will have operating expenses, such as salaries, for our president/CEO, general manager and other office staff as they are hired. We commenced paying a salary to our CEO on January 1, 2006 for his full time work on the project. Along with operating expenses, we anticipate that we will have significant expenses related to financing and interest. We have allocated funds in our capital structure for these expenses. However, there can be no assurance that the funds allocated are sufficient to cover the expenses. We may need additional funding to cover these costs if sufficient funds are not retained up-front or if costs are higher than expected.

Results of Operations

         We are a development stage company. We had no revenues in 2004 or 2005. Our expenses in both years are the result of our efforts to identify a viable site for an ethanol plant, to organize our company and to obtain the financing to build the plant. We have engaged various consultants to assist us in these efforts. These consultants included accountants, attorneys and experts in finance and bio fuels. We incurred $626,751 in such fees in 2005 compared to $46,511 in 2004. We also expended $105,110 in advertising fees in these efforts. We also spent $102,455 in printing and mailing costs in 2005 compared to $-0- in 2004. After raising our initial capital we were able to invest the funds in various interest bearing instruments. We offset our expenses with $331,792 and $310 of interest income in 2005 and 2004, respectively.

Liquidity and Capital Resources

         At November 30, 2005 we had $5,794,936 in cash and equivalents and $28,064,700 in securities in the form of short-term US Government backed securities. We anticipate that our working capital requirements for the next twenty-four months will be as described above.

         In furtherance of our business plan, on February 6, 2006, we entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA (individually and collectively, the "Loan Agreements"). A participating interest under the Loan Documents was transferred to CoBank, ACB. Under the Loan Agreements, the lenders will loan up to $47,000,000. The loan proceeds are to partially finance construction of the Plant and to provide funding for working capital purposes. The Plant is to be in production by no later than May 1, 2007 and construction costs are not to exceed an aggregate of $71,000,000, net of refundable sales taxes.

         Loan Commitments and Repayment Terms

         The loan is comprised of a $30,000,000 amortizing term loan and a $17,000,000 revolving term facility.

         o Term Loan - This loan is available for advances until July 1, 2007. Principal payments are to commence with $1,200,000 due November 20, 2007, and each quarter thereafter with a final maturity on November 20, 2013 at the latest. In addition, for fiscal years ending in 2007 and thereafter, we are also required to make a special payment equal to 65% of the available (if any) free cash flow from operations, not to exceed $2,000,000 per year, and provided, however, that if such payments would result in a covenant default under the Loan Agreements, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $8,000,000.

         o Revolving Term - This loan is available for advances throughout the life of the commitment. This loan requires semi-annual $2,400,000 payments on/step-downs of the commitment to commence on the first day of the month beginning approximately six months after repayment of the term loan, by May 1, 2014 at the latest with a final maturity no later than November 1, 2017.

         Availability of Advances, Interest Rates and Fees

         Advances are subject to satisfaction of specified lending conditions. Advances correlate to budget and construction timeline projections, with verification of progress by a third-party engineer. The loans will bear interest at the rate of LIBOR plus 3.35%. We paid a loan origination fee in the amount of $352,500, there is an annual administration fee in the amount of $25,000, beginning November 1, 2007, and there is an unused commitment fee equal to 1/2% of the unused revolving term. Appraisal, inspecting engineer, and title company insurance and disbursing fees are also at the Company's expense.

         Security

         As security for the loan, the lenders received a first-position lien on all personal property and real estate owned by us, including an assignment of all contracts and rights pertinent to construction and on-going operation of the Plant.

         Representations, Warranties and Covenants

         The Loan Agreements contain representations, warranties, conditions precedent, affirmative covenants (including financial covenants) and negative covenants. One of these covenants requires that dividends or other distributions to stockholders be limited to 40% of the profit net of income taxes for each fiscal year and may be paid only where we are expected to remain in compliance with all loan covenants, terms and conditions. Furthermore, with respect to the fiscal years ending in 2008 and thereafter, an additional distribution may be made to stockholders in excess of the 40% limit for such fiscal year if we have made the required free cash flow payment for/based on such fiscal year, and will thereafter remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said potential additional payment. There can be no assurance that we can remain in compliance with all loan covenants.

Contractual Obligations

         Our contractual obligations as of November 30, 2005 were as follows:

                                                                     Payments Due by Period
                                                     --------------------------------------------------------
                                                      Less Than 1
Contractual Obligations                   Total          Year        1-3 Years     3-5 Years     Thereafter
                                       ------------- -------------- ------------- ------------- -------------
Long-Term Debt Obligations                  0
Capital Lease Obligations                   0
Operating Lease Obligations                 0
Purchase Obligations                        0
Other Long-Term Liabilities                 0
                                       ------------- -------------- ------------- ------------- -------------
     Total                                  0

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

         The Company granted no warrants or options for compensation for the period ended November 30, 2005.

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

Grant and Government Programs

         We have been awarded a $300,000 zero interest loan and a $100,000 forgivable loan (grant) from the state of Iowa. These funds became available to us once we closed on our financing. We have asked for the release of these funds after closing on our financing and anticipate their receipt in the near future.

We believe that we are eligible for and anticipate applying for other state and federal grant, loan and forgivable loan programs. Most grants that may be awarded to us are considered paid-in capital for tax purposes and are not taxable income. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans. With the exception of the $300,000 zero interest loan and the $100,000 forgivable loan (grant) described above,, we are not depending on the award of any such grants as part of our funding of the Project. However, we may be eligible to receive such grants. If we do, the amount of money we will have to borrow may be reduced by that amount. There can be no assurance that we will receive any funding under any federal or state funding initiative.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         We are a start-up company in development stage, which was formed for the purpose of building a plant to produce ethanol and animal feed products in southwestern Iowa, and anticipate locating other sites and building other plants in other parts of Iowa or other states within the corn-belt. However, we are not presently conducting operations and are not presently subject to market risks. If and when we begin Plant operations, we will be exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below. We do not expect to have exposure to foreign currency risk as all of its business is expected to be conducted in U.S. dollars.

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

Item 8. Financial Statements and Supplementary Data

         See index to consolidated financial statements beginning on page F-1 of this report, and financial statements for the year ended November 30, 2005 referenced therein, which are hereby incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of November 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.

Item 9B. Other Information

         On February 22, 2006, we acquired all of the outstanding ownership interest in Superior Ethanol, LLC. Superior has options to acquire at least 135 acres of property in Dickinson County, Iowa, has completed a feasibility study relating to the construction of an ethanol plant on this site, the site is zoned as "heavy industrial," the site has been awarded a property tax abatement from Dickinson County, Iowa, and Superior had more than $200,000 in cash at closing. In consideration for the acquisition of Superior as a wholly owned subsidiary of the Company, we issued 100,000 shares of our restricted common stock to Brian Peterson, a director of the Company. Prior to the acquisition, substantially all of Superior was owned by Mr. Peterson.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Set forth below is certain information concerning each of our directors and executive officers as of February 15, 2006.

                                                                     With the
      Name                   Age           Position                Company Since
      ----                   ---           --------                -------------
Barry Ellsworth               52     President/CEO/Chairman            2004
Dan Christensen               59     Treasurer/Secretary/Director      2004
Gary Thien                    53     Vice President/Director           2004
David A. Hart (1)(2)(3)       52     Director                          2004
Steven Nicholson (1)(2)(3)    79     Director                          2004
Robert D. Vavra (1)           55     Director                          2004
Brent Lorimor (1)             39     Director                          2004
Hersch Patton (2)(3)          60     Director                          2004
Brian Peterson (2)(3)         42     Director                          2005
Allen H. Sievertsen           57     General Manager                   2006
---------------
(1) Member of Audit Committee.
(2) Member of Compensation Committee.
(3) Member of Nominating Committee.

         Our board is divided into three classes. One class of directors is elected at each annual meeting of stockholders for a three-year term. Each year a different class of directors is elected on a rotating basis. The terms of Gary Thien, David Hart, and Brent Lorimor were set to expire at the 2005 annual meeting of stockholders. The terms of Dan Christensen, Steve Nicholson, and Robert Vavra expire at the 2006 annual meeting of stockholders. The terms of Barry Ellsworth, Hersch Patton and Brian Peterson expire at the 2007 annual meeting of stockholders. Because we did not hold a shareholders meeting in 2005, due to the shortness of the fiscal year, the terms of both groups one and two are set to expire at our next shareholders meeting. At that meeting, board members for both classes of directors will be voted on by the shareholders of the Company. The number of directors currently comprising the board of directors is nine. The bylaws authorize from one to nine directors, the exact number of which may be determined by resolution of the board. The Company has chosen to reduce the number of board members to eight effective at the Company's next annual meeting. However, it may change that number at any time at its discretion.

Business Experience of Management

         The following is a brief description of the business experience and background of the above-named officers and directors of our Company.

         BARRY A. ELLSWORTH, resides in Las Vegas, Nevada. He assumed his present positions with the Company as CEO/president and as a director on June 29, 2004, upon the formation of the Company and is responsible for the day to day operations of the Company. Mr. Ellsworth graduated from Brigham Young University in 1977, with a BA in Communications. He later attended Cal Western School of Law in San Diego, CA. For more than a five year period immediately prior to join the Company, Mr. Ellsworth has acted as the Managing Director of Red Rock Investment Partners, a financial consulting firm. Earlier, he owned the financial consulting firm of Ellsworth and Associates. Prior to that, he gained experience in finance working as a stockbroker at the firms of Prudential-Bache Securities, Wilson-Davis Securities, and Dean Witter Reynolds. He has been instrumental in taking companies public and has raised capital for various concerns.

         DAN E. CHRISTENSEN, resides in Salt Lake City, Utah. He assumed his present positions with the Company as Treasurer, Secretary and as a director on June 29, 2004, upon the formation of the Company. Mr. Christensen graduated from Brigham Young University with a Bachelor's Degree in Business in 1969 and received a Management Administration Degree from the California Savings and Loan Institute in 1973. He has acted as the CEO of Commercial Mortgage and Investment, LLC, (CMI), with offices in South Jordan, Utah and San Francisco, California, since 1981. CMI provides mortgage banking services for selected real estate projects, nationwide, including real estate development projects for his own account. Mr. Christensen has procured over 3 billion dollars in financing for numerous real estate development projects over the years, including many of his own projects.

         GARY THIEN, resides in Council Bluffs, Iowa. Mr. Thien has acted as the Company's Vice president and has been a director of the Company from 2004 to the present. Gary graduated from Iowa State University in Ames, Iowa in 1974, with a Bachelor of Science Degree in Agricultural Business. For the past 10 years, Mr. Thien has owned and operated Thien Farm Management, located in Council Bluffs, Iowa, which manages approximately 20 thousand acres of farm land in Southwest Iowa. He is also a real estate broker and has expertise in commodity marketing, insurance and risk management, budgeting, cash flow analysis, etc. Mr. Thien is also president of the American Society of Farm Managers and Rural Appraisers.

         DAVID A. HART, resides in rural Stanton, Iowa. Dave attended Iowa Western Community College in Council Bluffs, Iowa, where he studied Farm Operations and Management. He began farming in 1973. For more than the past five years, Mr. Hart and his wife Cathy have operated Hart Farms in a 20 mile area around Stanton. This diversified operation includes: Grain Production, Cattle Feeding and Backgrounding, Cow/Calf Production, Custom Farming, Grain Hauling, Custom Spraying, and Seed Sales. Hart Farms plants and harvests approximately 3,000 acres of corn and soybeans. This operation also includes approximately 1,500 acres of hay and pasture. Mr. Hart has served on numerous church and community boards. He is a member of Stanton Fire and Rescue, having served 8 years as Fire Chief. As a Certified Emergency Medical Technician, Dave also serves on the Montgomery County 911 board. Other memberships include the National Cattlemen's Association, Corn and Soybean Associations, and the Farm Bureau.

         R. STEVEN NICHOLSON, resides in Las Vegas, Nevada. Mr. Nicholson served in the US Navy during WWII from 1942-1946. He graduated with an AB in History and Philosophy in 1950 from Wesleyan University. He received an MA in Cultural Anthropology from Syracuse University in 1956 and received a PhD. in the Sociology of Large Scale Organizations/Japanese and Chinese Cultures from Michigan State University in 1971. From 1956-1962 Mr. Nicholson was Director of World Vision Japan. From 1963-1971 he served as the Academic Dean, Lansing Community College-Michigan; 1971-1973 president, Daily College-Chicago; 1973-1976 president, Southern Nevada Community College, Las Vegas; 1976-1985 president, Mount Hood Community College-Oregon; 1985-1990 president, Oakland Community College-Michigan; 1990-1992 Chancellor, Higher Colleges of Technology Abu Dhabi, United Arab Emirates;1992-1994 Christian College Coalition - Oregon; 1994-1999 Senior Fellow for Higher Education-Murdock Charitable Trust Vancouver, Washington. Mr. Nicholson has served on various other boards throughout the years, including Mercy Corps International (International Relief and Development); Pontiac, Michigan Manpower Development Authority; American Association of Community Colleges, Washington, DC; and the World Affairs Council
- Japan/America Society. From January 1999 to the present, Mr. Nicholson has not been employed, but has managed his own investments. Mr. Nicholson has also held the following positions since January 1999: January 1999 to August 2000--Chairman of Mercy Corps International; July 2003 to 2004--member of the Mercy Corps audit committee; March 1998 to March 2003--member of the board of directors of Northwest Autism Foundation; and January 1999 to August 2001--Chairman and CEO of Northwest Autism Foundation.

         ROBERT D. VAVRA, resides in Shenandoah, Iowa. Mr. Vavra is the Chairman of our Audit Committee. Robert graduated from Black Hills State University in Spearfish, South Dakota in 1972 with Bachelor of Science Degrees in Math and History and graduated from the Graduate School of Banking in Boulder, Colorado in 1991. Robert has been president and Director of Bank Iowa, since 1996. He has worked for the same bank since 1986 in the role of a loan officer and Executive vice president. Mr. Vavra has served on a number of community boards, over the years, which include the Shenandoah Optimist Club, Shenandoah Memorial Hospital and the Essex Commercial Club. Currently he serves on the Forest Park Manor Board of directors and serves as a member of the Banking Committee for the Shenandoah Chamber and Industry Association, Board of Directors.

         BRENT LORIMOR, of rural Farragut, Iowa, was elected to serve as a director of Green Plains Renewable Energy in November of 2004. Brent graduated from Northwest Missouri State University in 1988 and taught vocational agriculture in southeast Iowa for three years before returning home to farm. Since 1992, Mr. Lorimor has been involved in the family farm operation with his brother and mother. Lorimor Farming Corporation consists of 2500 acres of corn and soybeans in Fremont, Page, and Montgomery counties. In addition to the crops, Lorimor Farming Corporation feeds out over 2000 head of cattle annually. Brent is the 5th generation to farm land in the area dating back to 1856. Mr. Lorimor is a member of the Iowa and National Cattlemen's Association, Corn & Soybean Grower's Association, as well as St. Mary's church in Shenandoah, Iowa.

         HERSCHEL C. PATTON II, resides in Salt Lake City, Utah and was elected to the Board of Directors of Green Pains Renewable Energy, Inc. in November of 2004. Hersch attended the University of Nevada/Reno and graduated from flight school in 1970. Hersch was a senior captain and pilot for both Western and Delta Airlines beginning in 1975 until retirement in June 2004. During his tenure as a captain for Delta, Mr. Patton was involved in the ownership and development of various successful commercial and residential real estate ventures including the acquisition and sale of the Jeremy Ranch Golf and Country Club and the Cottonwood Creek Retail Center. Hersch remains active in real estate and various other investments.

         BRIAN D. PETERSON, resides in Lawton, Iowa. Mr. Peterson is the Chairman of our Nominating and Compensation Committees. He graduated from Dordt College in Sioux Center, Iowa in 1986 with a Bachelor of Science Degree in Agricultural Business. He started farming in 1978 at the age of fourteen. For more that the past five years he has been principally employed by his grain farm. His grain farm now consists of seven thousand eight hundred row crop acres of corn and soybeans in Woodbury, Monona, and Sac counties in northwest Iowa. Mr. Peterson owns and operates a beef feedlot with a capacity of twelve thousand head in Woodbury County, Iowa. He owns a local grain elevator, a trucking business, and a construction business. He has worked as a bank inspector and internal bank auditor. He has been married for eighteen years. He is involved in various other renewable energy investments.

         ALLEN H. SIEVERTSEN, now resides in Shenandoah, Iowa and became our general manager in February 2006. Mr. Sievertsen has substantial experience in the ethanol industry. From August 2001 through December 2005, Mr. Sievertsen was employed as the general manager/construction manager over an ethanol plant owned by Husker AG, LLC in Plainview, Nebraska. From June 2000 to August 2001, Mr. Sievertsen was a supervisor at Eaton Corp. where he directed the integration of a new line of pumps into the Eaton Hydraulics Plant in Spencer, Iowa. He has a B.S. in general science (chemistry emphasis) from the University of Iowa.

         Our executive officers are elected by the board on an annual basis and serve at the discretion of the board.

         The Company has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and other senior financial officers. Our Code of Ethics is posted on the Company's Web site, which is located at www.gpreethanol.com.

Board Committees

         We have a standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act, a Compensation Committee and a Nominating Committee.

         The Audit Committee

         The Company's Audit Committee held two meetings during the fiscal year ending on November 30, 2005. The function of the Audit Committee as detailed in the Audit Committee Charter is to provide assistance to the Board in fulfilling their responsibility to the stockholders, potential stockholders, and investment community relating to corporate accounting, reporting practices of the Company and the quality and integrity of the financial reports of the Company. In so doing, it is the responsibility of the Audit Committee to maintain free and open means of communication between the directors, the independent auditors and Company management. The Company believes that the members of the Audit Committee are independent as defined by Rule 4200(a) of NASD's listing standards. The members of the Audit Committee are Messrs. David A. Hart, Steven Nicholson, Robert D. Vavra, and Brent Lorimor. Mr. Vavra serves as our Chairman and financial expert on that committee.

         The Compensation Committee

         The Compensation Committee was organized in November, 2005, near the end of our November 30, 2005 fiscal year end. As a result, the committee held no meetings during our last fiscal year. The Compensation Committee establishes a general compensation policy for the Company and, except as prohibited by applicable law, may take any and all actions that the Board could take relating to the compensation of employees, directors and other parties. The members of the Compensation Committee are Messrs. David A. Hart, Steven Nicholson, Hersch Patton, and Brian Peterson. Mr. Peterson is Chairman of our Compensation Committee.

         The Nominating Committee

         The Nominating Committee was organized in November, 2005, near the end of our November 30, 2005 fiscal year end. As a result, the committee held no meetings during our last fiscal year. The Nominating Committee's Charter and Policies are available on the Company's website, which is located at www.gpreethanol.com. The Company believes that the members of the Nominating Committee are independent as defined by Rule 4200(a) of NASD's listing standards. The members of the Nominating Committee are Messrs. David A. Hart, Steven Nicholson, Hersch Patton, and Brian Peterson. Mr. Peterson is Chairman of our Nominating Committee.

         The function of the Nominating Committee, as detailed in the Nominating Committee's Charter, is to recommend to the Board the slate of director nominees for election to the Board and to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings. It is the policy of the Nominating Committee to consider candidates recommended by security holders, directors, officers and other sources, including, but not limited to, third-party search firms. Security holders of the Company may submit recommendations for candidates for the Board. All recommendations shall be submitted to Brian Peterson at: Address: 1739 Charles Avenue, Lawton, Iowa, 51030; Phone: 712.944.4937; Email: branpete@netins.net. Such submissions should include the name, contact information, a brief description of the candidate's business experience and such other information as the person submitting the recommendation believes is relevant to the evaluation of the candidate. Mr. Peterson will then pass all such recommendations on to the Nominating Committee for consideration. For candidates to be considered for election at the next annual meeting stockholders, the recommendation must be received by the Company no later than 120 calendar days prior to the date that the Company's proxy statement is released to security holders in connection with such meeting.

         The Nominating Committee has held meetings since our fiscal year end and has established certain broad qualifications in order to consider a proposed candidate for election to the Board. The Nominating Committee has a strong preference for candidates with prior board of director experience with public companies. The Nominating Committee will also consider such other factors as it deems appropriate to assist in developing a board and committees that are diverse in nature and comprised of experienced and seasoned advisors. These factors include judgment, skill, diversity (including factors such as race, gender or experience), integrity, experience with businesses and other organizations of comparable size, the interplay of the candidate's experience with the experience of other Board members, and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board.

         The Nominating Committee will evaluate whether an incumbent director should be nominated for re-election to the Board or any committee of the Board upon expiration of such director's term using the same factors as described above for other Board candidates and the committee will also take into account the incumbent director's performance as a Board member. Failure of any incumbent director to attend at least seventy-five percent (75%) of the Board meetings held in any calendar year will be viewed negatively by the Nominating Committee in evaluating the performance of such director.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

         We did not become subject to these Section 16(a) requirements until December 2005. As a result, our executive officers, directors and more than 10% stockholders were not required to comply with these provisions during our fiscal year ending November 30, 2005.

Item 11. Executive Compensation

         During the fiscal year ended November 30, 2005, none of the Company's officers worked for the Company on a full time basis, although Mr. Ellsworth, the Company's president, has spent the majority of his time on the project from March 2004 through the end of the 2005 fiscal year. None of the officers have received any salary, wage or other compensation for services through November 30, 2005, with the exception of Mr. Ellsworth who received stock for services. When the Company was originally incorporated, Mr. Ellsworth paid a total of $87,500 for the 350,000 shares that were issued to him. In consideration for these shares, Mr. Ellsworth paid the Company $50,000 in cash, and the remaining $37,500 was paid to the Company in consideration for services rendered by Mr. Ellsworth for and on behalf of the Company. No arrangements had been made with respect to future compensation and no employment agreements existed with any officer of the Company as of November 30, 2005. However, since that time, a compensation agreement has been reached with Mr. Ellsworth, our CEO and President. The Company commenced paying Mr. Ellsworth a salary on January 1, 2006, as described below. There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the future to any of the officers and directors of the Company. We do reimburse our officers and directors for out of pocket expenses incurred in connection with their service to the Company. It is expected that that additional employment agreements and compensation packages will be negotiated in the future.

         On December 9, 2005, the Company issued 5,000 shares of our common stock to Mr. Gary Thien for compensation for his services to the Company over the past two years. Mr. Thien is vice president and a Director of the Company.

         In February 2006, we hired Allen H. Sievertsen as our general manager for the Plant. Mr. Sievertsen is working for us on an "at will" basis. His annual salary is $150,000. He is also entitled to (i) a $50,000 bonus when the Plant first begins producing ethanol, (ii) such other bonuses and compensation as the our board of directors may award, (iii) reimbursement of moving expenses,

(iv) severance if Mr. Sievertsen's employment is terminated for any reason, other than for cause, for a period of two months if Mr. Sievertsen was employed by us for less than two years and for six months if he was employed by us for more than two years, and (iv) other insurance, vacation, and retirement plan benefits

         In January 2006, we entered into an employment agreement with Mr. Barry Ellsworth, our CEO/president, who is now working for us on a full time basis. Mr. Ellsworth is being paid a salary of $120,000 per year. Additionally, the Company has agreed to reimburse Mr. Ellsworth for his health insurance premiums, which are approximately $350.00 per month. .The Board at its discretion may increase or decrease said compensation in the future.

         We intend to recruit and hire permanent employees who will be compensated on a regular basis pursuant to agreed upon salaries once the Plant is completed. We expect to offer typical health and other employee benefits.

Director Compensation

         No cash fees or other consideration were paid to our directors for service on the board from inception through November 30, 2005. The Company, upon the recommendation of the Compensation Committee, recently agreed to compensate its directors in nominal amounts for attendance at board meetings and for time spent working for and on behalf of the Company. Each director is to be paid $150 for attendance at a board meeting held via telephonic conference and $300 per meeting where travel is involved and a board meeting is held in one location at which all board members (or a majority of our board members) are present. If a board member spends an entire day working for and on behalf of the Company, said board member will be eligible to receive $300 for that day's work. Our board members are to be compensated in a like manner for meetings and work performed by them in relation to the various committees of the Company. The Company also reimburses our board members for any out of pocket expenses. After the Plant in Shenandoah is operational, and/or after the Company is creating revenues of some kind, it is anticipated that the Company will adopt a reasonable compensation package for the board members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 12, 2006, for: (i) each person who is known by us to beneficially own more than five percent of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all directors and executive officers as a group. On February 12, 2006 the Company had 4,220,990 shares of common stock outstanding. Each share is entitled to one vote.

                            Shares
   Name and Address     Beneficially   Percentage
of Beneficial Owner(1)     Owned(2)     of Total        Position
----------------------  ------------   ----------       --------
                                                   President/CEO/Chairman
Barry Ellsworth            334,400        7.9%
                                                   Treasurer/Secretary/Director
Dan Christensen            200,000        4.7%
                                                   Vice President/Director
Gary Thien (3)              19,250           *
                                                   Director
David A. Hart (4)           19,250           *
                                                   Director
Steven Nicholson (5)        87,500        2.3%
                                                   Director
Robert D. Vavra (6)         22,000           *
                                                   Director
Brent Lorimor                5,000           *

                            Shares
   Name and Address     Beneficially   Percentage
of Beneficial Owner(1)     Owned(2)     of Total        Position
----------------------  ------------   ----------       --------
                                                   Director
Hersch Patton (7)           51,250        1.2%
                                                   Director
Brian Peterson (8)         100,000        2.4%
                                                   General Manager
Allen H. Sievertsen              0           *

Executive Officers and     838,650       18.5%
   Directors as a Group
   (10 persons)

Wayne Hoovestol (9)        394,500        9.2%
2883 Paradise Rd. #1801
Las Vegas, Nevada

* Less than 1%.
--------------
(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the company.
(2) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(3) Includes 17,000 shares and warrants exercisable for 2,250 shares.
(4) Includes 17,000 shares and warrants exercisable for 2,250 shares.
(5) Includes 76,000 shares and warrants exercisable for 11,500 shares.
(6) Includes 16,800 shares and warrants exercisable for 2,700 shares. Also includes 2,000 shares and warrants exercisable for 500 shares that Mr. Vavra owns jointly with daughters.
(7) Includes 45,000 shares and warrants exercisable for 6,250 shares.
(8) Includes 65,000 shares and warrants exercisable for 16,250 shares. Also includes 15,000 shares and warrants exercisable for 3,750 shares that Mr. Peterson owns jointly with a child.
(9) Includes 285,600 shares and warrants exercisable for 71,400 shares owned directly by Mr. Hoovestol. Also includes 30,000 shares and warrants exercisable for 7,500 shares owned by Mr. Hoovestol's wife and therefore deemed to be beneficially owned by Mr. Hoovestol.

         We have no securities authorized for issuance under equity compensation plans.

Compensation Committee Interlocks and Insider Participation

         None of our executive officers serve on our Compensation Committee or in a like capacity in any other entity.

Changes in Control

         Management is not aware of any arrangement the operation of which may at a subsequent date result in a change in control of Green Plains.

Item 13. Certain Relationships and Related Transactions

         Since our inception, we have engaged in transactions with related parties.

         Sale and Issuance of Common Stock; Promoters

         On July 1, 2004, 550,000 shares of common stock were issued to our two initial directors and founders for cash payments to the Company. Barry A. Ellsworth contributed $87,500 to the Company at that time and was issued 350,000 shares of common stock. Mr. Ellsworth paid the purchase price with $50,000 in cash and $37,500 was paid in consideration for services rendered by Mr. Ellsworth, for and on behalf of the Company. Dan E. Christensen contributed $50,000 to the Company and was issued 200,000 shares of common stock. The average purchase price for these shares was $0.25 per share.

         Messrs. Ellsworth and Christensen were the founders of the Company and may be considered to be promoters. Other than the stock purchases described in the prior paragraph, the salary now being paid to Mr. Ellsworth, and possible future compensatory arrangements as described in "Management," these gentlemen have not received and are not entitled to receive any assets, services or other consideration from Green Plains. These gentlemen may receive, however, dividends on their common stock at the same rate and on the same terms as every other stockholder of Green Plains.

         On August 26, 2004, Steve Nicholson, a director of the Company, and his wife purchased 28,000 shares of common stock for $70,000.

         Fagen, Inc.

         Ron Fagen of Fagen, Inc. purchased 100,000 shares in our public offering through Hawkeye Companies, LLC. We entered into a Lump-Sum Design Build Contract with Fagen, Inc. The Construction Agreement is dated January 13, 2006, but it was not executed by the parties until January 22, 2006. Under the Construction Agreement, Fagen, Inc. will provide all work and services in connection with the engineering, design, procurement, construction startup, performances tests, training for the operation and maintenance of the Plant and provide all material, equipment, tools and labor necessary to complete the Plant in accordance with the terms of the Construction Agreement. As consideration for the services to be performed, Fagen, Inc. will be paid $55,881,454, subject to adjustments contained in the Construction Agreement.

         Superior Ethanol, LLC

         On February 22, 2006, we acquired all of the outstanding ownership interest in Superior Ethanol, LLC. Superior has options to acquire approximately 135 acres of property in Dickinson County, Iowa, has completed a feasibility study relating to the construction of an ethanol plant on this site, the site is zoned as "heavy industrial," the site has been awarded a property tax abatement from Dickinson County, Iowa, and Superior had more than $200,000 in cash at closing. In consideration for the acquisition of Superior as a wholly owned subsidiary of the Company, we issued 100,000 shares of our restricted common stock to Brian Peterson, a director of the Company. Prior to the acquisition, substantially all of Superior was owned by Mr. Peterson.

Item 14. Principal Accountant Fees and Services

Audit Fees

         The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended November 30, 2005 and 2004 were $11,500 and $3,500, respectively. With respect to the 2004 figure, we were organized in June 2004 and we were not required to file reports under the Securities Exchange Act of 1934 until 2005.

Audit Related Fees

         The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended November 30, 2005 and 2004 were $0.00 and $0.00, respectively.

Tax Fees

         The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended November 30, 2005 and 2004 were $0.00 and $1,000, respectively.

All Other Fees

         The aggregate fees billed for products and services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended November 30, 2005 and 2004 were $2,950 and $0.00, respectively.

Audit Committee

         Our audit committee is comprised of four independent directors. It is the Company's policy that the Audit Committee pre-approves all audit, tax and related services. All of the services described above in this Item 14 were approved in advance by our Audit Committee. No items were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

         (a) The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

                  (1) Financial Statements - Reference is made to the "Index to Financial Statements" located at page F-1 of this report for a list of the financial statements and schedules for the year ended November 30, 2005 included herein.

                  (2) Financial Statement Schedules - All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

                  (3) Exhibits - The exhibits we have filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.

         (b) See Item 15(a)(3) above.

         (c) See Item 15(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GREEN PLAINS RENEWABLE ENERGY, INC.
                                           (Registrant)



Date: February 22, 2006                    By  /s/ Barry Ellsworth
                                             -----------------------------------
                                             Barry Ellsworth
                                             President, Chief Executive Officer
                                             and Chairman


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                      Title                            Date
     ---------                      -----                            ----

 /s/ Barry A. Ellsworth    President and Chairman (acts as     February 22, 2006
------------------------   Principal Executive Officer and
Barry A. Ellsworth         Principal Financial Officer)


 /s/ Dan Christensen       Secretary, Treasurer and            February 22, 2006
------------------------   Director (acts as Principal
Dan Christensen            Financial Officer)
                           Director and Vice President

 /s/ Gary Thien                                                February 22, 2006
------------------------
Gary Thien

 /s/ David A. Hart         Director                            February 22, 2006
------------------------
David A. Hart

 /s/ Steve Nicholson       Director                            February 22, 2006
------------------------
Steve Nicholson

/s/ Robert D. Vavra        Director                            February 22, 2006
------------------------
Robert D. Vavra

 /s/ Brent Lorimor         Director                            February 22, 2006
------------------------
Brent Lorimor

 /s/ Hersch Patton         Director                            February 22, 2006
------------------------
Hersch Patton

 /s/ Brian Peterson        Director                            February 22, 2006
------------------------
Brian Peterson

                                  EXHIBIT INDEX

EXHIBIT
  NO.                                  DESCRIPTION OF EXHIBIT
-------                                ----------------------

3(i).1 Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(i).1 of the Company's Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)

3(ii).1 Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company's Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)

10.1 Option Agreement on Hilger West Property, by and between the Company and Alberta A. Bryon, dated November 12, 2004 (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)

10.2 Option Agreement on Hilger East Property, by and between the Company and Alberta A. Bryon, dated October 20, 2004 (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)

10.3 Letter of Intent relating to the purchase of real property from Shenandoah Chamber & Industry Association, dated November 12, 2004 (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)

10.4 Letter Agreement by and between the Company and U.S. Energy, Inc. dated October 5, 2004 (Incorporated by reference to
                  Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)

10.5 Agreement by and between the Company and Alberta A. Bryon, dated October 5, 2004 (Incorporated by reference to Exhibit
                  10.6 of the Company's Registration Statement on Form S-1 filed February 4, 2005, File No. 333-121321)

10.6              Letter of Intent by and between the Company and Alberta A.
                  Bryon, dated October 20, 2005 (Incorporated by reference to
                  Exhibit 10.7 of the Company's Registration Statement on Form S-1/A filed February 4, 2005, File No. 333-121321)

10.7 Martin D. Ruikka, dba PRX Geographic(TM) Quotation, dated May 3, 2004 (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1/A filed February 4, 2005, File No. 333-121321)

10.8 Martin D. Ruikka, dba PRX Geographic(TM) Invoice, dated May 3, 2004 (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1/A filed February 4, 2005, File No. 333-121321)

10.9 Master Loan Agreement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated February 6, 2006)

10.10 Construction and Term Loan Supplement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated February 6,
                  2006)

10.11 Construction and Revolving Term Loan Supplement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, dated February 6,
                  2006)

10.12 Security Agreement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, dated February 6, 2006)

10.13 Administrative Agency Agreement, dated January 30, 2006, by and between the Company, Farm Credit Services of America, FLCA and CoBank, ACB (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K, dated February 6,
                  2006)

EXHIBIT
  NO.                                  DESCRIPTION OF EXHIBIT
-------                                ----------------------
10.14 Real Estate Mortgage and Financing Statement, dated January 30, 2006 by and between the Company and Farm Credit Services of America, FLCA

10.15 Lump Sum Design Build Agreement, dated January 13, 2006, by and between the Company and Fagen, Inc. (certain portions of the exhibit were omitted pursuant to a confidential treatment request)

10.16 Allowance Contract, by and between the Company and BNSF Railway Company, dated January 26, 2006

10.17 Share Exchange Agreement, dated February 22, 2006, by and between the Company and the parties identified therein.

21.1              Schedule of Subsidiaries

31.1 Certification by Barry A. Ellsworth under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Dan Christensen under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1              Certification of Barry A. Ellsworth pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Dan Christensen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                      GREEN PLAINS RENEWABLE ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                NOVEMBER 30, 2005








                          L.L. Bradford & Company, LLC
                   Certified Public Accountants & Consultants

                       GREEN PLAINS RENEWABLE ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS



                                TABLE OF CONTENTS


                                                                   PAGE NO.

Report of Independent Registered Public Accountants                    1

Financial statements

     Balance sheet                                                     2

     Statement of operations                                           3

     Statement of stockholders' equity                                 4

     Statement of cash flows                                           5

     Notes to financial statements                                     6

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Green Plains Renewable Energy, Inc.
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheets of Green Plains Renewable Energy, Inc. (A Development Stage Company) as of November 30, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for the year ended November 30, 2005 and for the period from June 29, 2004 (Inception) through November 30, 2004 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Plains Renewable Energy, Inc. as of November 30, 2005 and 2004, and the results of its activities and cash flows for the periods from June 29, 2004 (Inception) through November 30, 2004 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC
January 16, 2006 (except for Note 7 as to which the date is February 6, 2006) Las Vegas, Nevada

                                        GREEN PLAINS RENEWABLE ENERGY, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                                   BALANCE SHEETS

                            ASSETS

                                                                      November 30,           November 30,
                                                                          2005                   2004
CURRENT ASSETS
    Cash and equivalents                                            $     5,794,936       $        626,093
    Securities                                                           28,064,700                      -
    Deposits related to option agreements                                     3,000                  3,000
                                                                   ----------------------------------------
      Total current assets                                               33,862,636                629,093

PROPERTY AND EQUIPMENT, net                                                 786,846                      -
                                                                   ----------------------------------------

    Total assets                                                    $    34,649,482       $        629,093
                                                                   ========================================

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                           $       170,701       $          5,800
                                                                   ----------------------------------------
      Total current liabilities                                             170,701                  5,800
                                                                   ----------------------------------------

       Total Liabilities                                                    170,701                  5,800
                                                                   ----------------------------------------

Commitments and contingencies                                                     -                      -

STOCKHOLDERS' EQUITY
    Common stock; $.001 par value, 25,000,000 shares
      authorized, 4,215,990 and 765,000 shares issued
      and outstanding respectively                                            4,216                    765
    Additional paid-in capital                                           34,922,314                672,523
    Accumulated deficit                                                    (447,749)               (49,995)
                                                                   ----------------------------------------
      Total stockholders' equity                                         34,478,781                623,293
                                                                   ----------------------------------------

Total liabilities and stockholders' equity                          $    34,649,482       $        629,093
                                                                   ========================================

                                                      F-2

                               GREEN PLAINS RENEWABLE ENERGY, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS


                                                                                        For the Period
                                                                                        From Inception
                                                          For the Year Ended           On June 29, 2004
                                                     --------------------------------       Through
                                                     November 30,        November 30,    November 30,
                                                        2005                2004             2005
                                                     --------------------------------------------------
Revenues                                             $        -         $        -        $        -

Operating expenses                                      729,546             50,305           779,851
                                                     -----------------------------------------------

Loss from operations                                   (729,546)           (50,305)         (779,851)

Other income
    Interest income                                     331,792                310           332,102
                                                     -----------------------------------------------

Loss before provision for income taxes                 (397,754)           (49,995)         (447,749)

Provision for income taxes                                    -                  -                 -
                                                     -----------------------------------------------

Net loss                                             $ (397,754)        $  (49,995)       $ (447,749)
                                                     ===============================================

Loss per common share - basic and diluted            $    (0.42)        $    (0.08)
                                                     =============================

Weighted average common shares outstanding -
    Basic and diluted                                   945,517            622,535
                                                     =============================


                                                      F-3

                                       GREEN PLAINS RENEWABLE ENERGY, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD FROM JUNE 29, 2004 (INCEPTION) THROUGH NOVEMBER 30, 2005



                                                            Common Stock            Additional                         Total
                                                        ----------------------       Paid-in        Accumulated     Stockholders'
                                                          Shares        Amount       Capital          Deficit          Equity
                                                        ----------     -------     -----------      ----------      ------------
Balance at June 29, 2004 (Inception)                             -     $     -     $         -      $        -      $          -

Issuance of common stock to the founders of the
  Company for cash at $0.25 per share                      400,000         400          99,600               -           100,000

Issuance of common stock for services at $0.25
  per share                                                150,000         150          37,350               -            37,500

Issuance of common stock to directors of the
  Company for cash                                          73,000          73         182,427               -           182,500

Issuance of common stock for cash, net of
  offering costs of $1,712                                 142,000         142         353,146               -           353,288

Net loss for the period ended
  November 30, 2004                                              -           -               -         (49,995)          (49,995)
                                                        ----------     -------     -----------      ----------      ------------

Balance at November 30, 2004                               765,000         765         672,523         (49,995)          623,293

Issuance of common stock for services at
  $10.00 per share                                           5,000           5          49,995               -            50,000

Issuance of common stock for cash, net of offering
  costs of $256,658 at $10.00 per share                  3,445,990       3,446      34,199,796               -        34,203,242

Net loss for the year ended November 30, 2005                    -           -               -        (397,754)         (397,754)
                                                        ----------     -------     -----------      ----------      ------------

Balance at November 30, 2005                             4,215,990     $ 4,216     $ 34,922,314     $ (447,749)     $ 34,478,781
                                                        ==========     =======     ============     ==========      ============


                                                                   F-4

                                       GREEN PLAINS RENEWABLE ENERGY, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF CASH FLOWS


                                                                                          For the Period
                                                                                         From Inception
                                                          For the Year Ended            On June 29, 2004
                                                     ---------------------------------        Through
                                                      November 30,       November 30,       November 30,
                                                           2005               2004               2005
                                                     --------------------------------------------------
Cash flows from operating activities:
    Net loss                                          $   (397,754)     $    (49,995)       $   (447,749)
    Adjustments to reconcile net loss to
     net cash used by operating activities:
    Stock based compensation                                50,000            37,500              87,500
    Depreciation                                             1,693                 -               1,693
    Changes in operating assets and liabilities:
      Accounts payable and accrued expenses                164,901             5,800             170,701
                                                      ------------      ------------        ------------

        Net cash used by operating activities             (181,160)           (6,695)           (187,855)

Cash flows from investing activities:
    Purchase of securities                             (28,064,700)                -         (28,064,700)
    Purchase of property and equipment                    (788,539)                -            (788,539)
    Deposits related to option agreements                        -            (3,000)             (3,000)
                                                      ------------      ------------        ------------

        Net cash used by investing activities          (28,853,239)           (3,000)        (28,856,239)

Cash flows from financing activities:
    Proceeds from issuance of stock                     34,203,242           635,788          34,839,030
                                                      ------------      ------------        ------------

        Net cash provided by financing activities       34,203,242           635,788          34,839,030
                                                      ------------      ------------        ------------

Net increase in cash and equivalents                     5,168,843           626,093           5,794,936

Cash and equivalents, at beginning of period               626,093                 -                   -
                                                      ------------      ------------        ------------

Cash and equivalents, at end of period                $  5,794,936      $    626,093        $  5,794,936
                                                      ============      ============        ============

Supplemental disclosures of cash flow:
    Cash paid for income taxes                        $          -      $          -        $          -
                                                      ============      ============        ============
    Cash paid for interest                            $          -      $          -        $          -
                                                      ============      ============        ============

                                                    F-5

                       GREEN PLAINS RENEWABLE ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



1. DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES

         Description of business - Green Plains Renewable Energy, Inc. (hereinafter referred to as the "Company") is a development stage company incorporated on June 29, 2004 under the laws of the state of Iowa. Green Plains Renewable Energy, Inc. was organized to construct and operate a 50 million gallon, dry mill, fuel grade ethanol plant ("Plant").

         Definition of fiscal year - The Company's fiscal year end is November
         30.

         Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and cash equivalents - The Company considers all unrestricted highly liquid investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash balances with several regional financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. As of November 30, 2005, the Company's uninsured cash balances totaled $17,745.

         Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109. Deferred tax assets and liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of November 30, 2005 the Company had net operating loss carryovers of approximately $397,749, with an approximate value of $155,000. which expire in 2025. As of November 30, 2005, the Company established a valuation allowance for the entire deferred tax asset of the net operating loss carryover of approximately $155,000.

         Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For year ended November 30, 2005 and for the period from June 29, 2004 (Inception) through November 30, 2004, no shares were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

         Stock-based compensation - The Company applies SFAS No. 123 Accounting for Stock-Based Compensation for all compensation related to stock, options or warrants. SFAS 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

         The Company granted no warrants or options for compensation for the year ended November 30, 2005 or for the period from inception on June 29, 2004 through November 30, 2004.

                       GREEN PLAINS RENEWABLE ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



1. DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES (continued)

         During the year ended November 30, 2005, the Company adopted the following accounting pronouncements:

                  SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

                  SFAS No. 151 -- In November 2004, the FASB issued SFAS No. 151 (SFAS 151), "Inventory Costs". SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company as it does not have inventory.

                  SFAS No. 153 -- In December 2004, the FASB issued SFAS No. 153 (SFAS 153) "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

         The following accounting pronouncement has not yet been adopted by the
         Company:

                  SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

                       GREEN PLAINS RENEWABLE ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

         Research and Development - The Company follows the policy of expensing its research and development costs in the period in which they are incurred.

         Revenue Recognition - The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

         Advertising - The Company expenses advertising costs in the period in which they are incurred. Advertising expense was $105,110 and $-0- for the 2005 and 2004, respectively.

         Securities - The Company's marketable securities are classified as held to maturity and reported at amortized cost. The Company's securities are primarily investments in short term interest bearing financial instruments.


2. DEPOSITS RELATED TO OPTION AGREEMENTS

         As of November 30, 2005 deposits related to option agreements totaling $3,000 consists of the following:

         Deposit related to the option agreement to purchase
           farm real estate located in Fremont county, Iowa      $        3,000
                                                                 ==============

3. STOCKHOLDERS' EQUITY

         During July 2004, the Company issued 400,000 and 150,000 shares of common stock to the founders of the Company for cash and services, respectively. The shares were issued in consideration of cash and services totaling $100,000 and $37,500, respectively.

         During August, October and November 2004, the Company issued 73,000 shares of common stock to directors for cash totaling $182,500.

         During August, September, October and November 2004, the Company issued 142,000 shares of common stock to various non-related individuals and entities for cash totaling $355,000.

         During November 2005, the Company issued 3,445,990 shares of common stock to various non-related individuals and entities for cash totaling $34,459,900.

         During November 2005, the Company issued 5,000 shares of common stock to a director for services valued at $50,000 or $10.00 per share.

                       GREEN PLAINS RENEWABLE ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



4. COMMITMENTS AND CONTINGENCIES

         During October 2005, the Company entered into an agreement with Fagen Engineering for design services for the Pre Engineering Phase I and II work to be done at the plant site by the Company, prior to turning the site over to Fagen, Inc. for the construction of the plant itself. The Company agreed to pay Fagen Engineering a lump sum fee for said engineering. However, said amount is included as part of the total cost of the plant itself, as outlined in the Design Build Contract we have entered into with Fagen, Inc., which is anticipated to be $55,881,454. Therefore, the cost of the pre-engineering will be deducted from the total cost of plant once we pay for the pre-engineering work. All payments are due upon receipt, and the Company is to be billed as work is completed. As of November 30, 2005, the Company had paid $27,750 of the total amount to be billed.

         During October 2005, the Company entered into an agreement with a company for air permitting and a storm water runoff plan for $11,000. All payments are due upon receipt, and the Company is to be billed as work is completed. As of November 30, 2005, the Company had paid $2,116 of the total amount to be billed.

         During October 2005, the Company entered into an agreement with a company that was to perform soil borings and soils testing at the plant site for a total of $18,514. All payments are due upon receipt, and the Company is to be billed as work is completed. As of November 30, 2005, the majority of the work had been completed.

         During July 2005, the Company entered into an agreement with an engineer for design services for a spur track to serve the ethanol plant the Company plans to construct in Iowa. The Company agreed to pay the engineer $2,000 for the study and report phase of the project and a lump sum fee of $50,000 for the preliminary and final design phases. The engineer has the option of receiving the $50,000 in cash or 5,000 shares of the Company's common stock. All payments are due upon receipt of engineer's invoices. Any additional payments and services must be approved by the Company in writing. As of November 30, 2005 the Company accrued approximately $2,800 for services performed under this contract, recorded as part of accounts payable.


5. PROPERTY AND EQUIPMENT

         Fixed assets consist of the following as of November 30, 2005:

             Furniture and equipment                        $   11,578
             Land and improvements                             684,461
             Construction in progress                           92,500
             Less: accumulated depreciation                     (1,693)
                                                            ----------
                                                            $  786,846
                                                            ==========

                       GREEN PLAINS RENEWABLE ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         In addition to trade creditors the following are included in Accounts Payable and Accrued Liabilities:

         The Company has a line of credit through a credit card company with a credit line up to $10,700 with an annual variable rate (16.49% at November 30, 2005). As of November 30, 2005, the balance on the line of credit totaled $4,279.

         The Company has a second line of credit through a credit card company with a credit line up to $15,000 with an annual variable rate (9.99% at November 30, 2005). As of November 30, 2005, the balance on the line of credit totaled $7,697.

         As of November 30, 2005 other accrued liabilities consisted of consulting fees totaling $11,600.


7. SUBSEQUENT EVENTS

         The engineering firm described in Note 4, engaged to design the rail layout at the Plant exercised its option to be paid in shares of the Company's common shares in lieu of cash of $50,000 for its services. On January 4, 2006, the Board of Directors of the Company approved the issuance of 5,000 of the Company's restricted stock at $10.00 per share.

         The Company entered into a construction agreement dated January 13, 2006, with Fagen, Inc., under which Fagen, Inc. will provide all work and services in connection with the engineering, design, procurement, construction startup, performances tests, training for the operation and maintenance of its plant and provide all material, equipment, tools and labor necessary to complete the plant. As consideration for the services to be performed, the Fagen, Inc. will be paid $55,881,454, subject to adjustments. The Company is required to pay an initial payment of $5,000,000, less retainage, at the time of the notice to proceed. The Company is required to make payments to Fagen, Inc. based upon monthly applications for payment.

         On February 6, 2006, we entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA whereby the lenders will loan up to $47,000,000. The loan proceeds are to partially finance construction of the Plant and to provide funding for working capital purposes. The Plant is to be in production by no later than May 1, 2007 and construction costs are not to exceed an aggregate of $71,000,000, net of refundable sales taxes. The loan is comprised of a $30,000,000 amortizing term loan and a $17,000,000 revolving term facility.

         The amortizing term loan is available for advances until July 1, 2007. Principal payments are to commence with $1,200,000 due November 20, 2007, and each quarter thereafter with a final maturity on November 20, 2013 at the latest. In addition, for fiscal years ending in 2007 and thereafter, we are also required to make a special payment equal to 65% of the available (if any) free cash flow from operations, not to exceed $2,000,000 per year, and provided, however, that if such payments would result in a covenant default under the Loan Agreements, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $8,000,000.

         The revolving term loan is available for advances throughout the life of the commitment. This loan requires semi-annual $2,400,000 payments or step-downs of the commitment to commence on the first day of the month beginning approximately six months after repayment of the term loan, by May 1, 2014 at the latest with a final maturity no later than November 1, 2017.


8. QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2005 are as follow:

                                                              Year ended November 30, 2005
                                                              ----------------------------
                                          1st                    2nd                    3rd                   4th
                                       Quarter                 Quarter                Quarter               Quarter
                                       -------                 -------                -------               -------
    Selected quarterly
       financial data:
    Revenues                        $         -0-          $         -0-           $        -0-          $        -0-
    Total operating expenses              110,714                231,766                222,433               164,633
    Net income (loss)                    (109,491)              (231,524)              (222,013)              165,274
    Net income (loss)                    (109,491)              (231,524)              (222,013)              165,274
       applicable to common
       stockholders
    Basic and diluted net                   (0.14)                 (0.30)                 (0.29)                 0.12
       income (loss) per
       common share(1)
---------------

    (1)Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net losses per share will not necessarily equal the total for the year.