Form 10-Q
period 2006-02-28
GREEN PLAINS RENEWABLE ENERGY, INC.
filed 2006-04-06
CIK 1309402

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended February 28, 2006

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


             7945 W. Sahara Ave., Suite 107, Las Vegas, Nevada 89117
             -------------------------------------------------------
                    (Address of principal executive offices)


                                 (702) 363.9307
                ------------------------------------------------
                (Issuer's telephone number, including area code)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition or "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

   Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding as of March 3, 2006
                  -----                      -------------------------------
      Common Stock, $.001 par value                  4,320,990 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Consolidated, Condensed Financial Statements

         Consolidated, Condensed  Balance Sheet as of November 30, 2005 and
           February 28, 2006 (Unaudited)                                      3

         Consolidated, Condensed Statements of Operations
           For the three months ended February 28, 2006 (Unaudited),
           February 28, 2005 (Unaudited) and the period from Inception
           on June 29, 2004 through February 28, 2006                         4

         Consolidated, Condensed Statements of Cash Flows
           For the three months ended February 28, 2006 (Unaudited)           5

         Notes to Consolidated, Condensed Financial Statements (Unaudited)    6

Item 2:  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              9

Item 3:  Quantitative and Qualitative Disclosures About Market Risk          15

Item 4:  Controls and Procedures                                             16


                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                   17

Item 1A: Risk Factors                                                        17

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds         18

Item 3:  Defaults upon Senior Securities                                     18

Item 4:  Submission of Matters to a Vote of Security Holders                 18

Item 5:  Other Information                                                   18

Item 6:  Exhibits                                                            18

Signatures                                                                   20

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                      GREEN PLAINS RENEWABLE ENERGY, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED, CONDENSED BALANCE SHEETS

                                                    ASSETS
                                                                               November 30,      February 28,
                                                                                   2005              2006
                                                                             ----------------- -----------------
                                                                                                 (Unaudited)
CURRENT ASSETS
     Cash and equivalents                                                       $   5,794,936     $   5,424,561
     Securities                                                                    28,064,700        24,599,884

     Prepaid expenses                                                                       -            88,767
     Deposits related to option agreements                                              3,000            14,000
                                                                             ----------------- -----------------
        Total current assets                                                       33,862,636        30,127,212

PROPERTY AND EQUIPMENT, net                                                           786,846           848,670

OTHER ASSETS

     Recoverable rail line costs                                                            -         3,500,000

     Site development costs                                                                 -           778,709

     Loan fees                                                                              -           355,150
                                                                             ----------------- -----------------
        Total other assets                                                                            4,633,859
                                                                                            -
                                                                             ----------------- -----------------

     Total assets                                                               $  34,649,482     $  35,609,741
                                                                             ================= =================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                      $     170,701     $      69,132
                                                                             ----------------- -----------------
        Total current liabilities
                                                                                      170,701            69,132
                                                                             ----------------- -----------------


         Total Liabilities                                                            170,701            69,132
                                                                             ----------------- -----------------


Commitments and contingencies                                                               -                 -

STOCKHOLDERS' EQUITY
     Common stock; $.001 par value, 25,000,000 shares authorized,
        4,215,990 and 4,320,990 shares issued and outstanding, respectively             4,216             4,321
     Additional paid-in capital                                                    34,922,314        35,972,209
     Accumulated deficit                                                             (447,749)         (435,921)
                                                                             ----------------- -----------------
        Total stockholders' equity                                                 34,478,781        35,540,609
                                                                             ----------------- -----------------

Total liabilities and stockholders' equity                                      $  34,649,482     $  35,609,741
                                                                             ================= =================

                     See accompanying notes to consolidated, condensed financial statements.

                                                          3

                                       GREEN PLAINS RENEWABLE ENERGY, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED, CONDENSED STATEMENTS OF OPERATIONS
                                                   (Unaudited)



                                                                                            For the Period
                                                                                             From Inception
                                                  For the Three Months Ended                On June 29, 2004
                                                          February 28,                          Through
                                             --------------------------------------           February 28,
                                                   2006                   2005                    2006
                                             ---------------        ---------------         ---------------
Revenues                                      $           -          $           -             $         -

Operating expenses                                  123,811                110,714                 903,662
                                             ---------------        ---------------         ---------------

Loss from operations                               (123,811)              (110,714)               (903,662)

Other income
  Interest income                                   135,639                  1,223                 467,741
                                             ---------------        ---------------         ---------------

Income (loss) before provision
  for income taxes                                   11,828              (109,491)                (435,921)

Provision for income taxes                                -                      -                       -
                                             ---------------        ---------------         ---------------

Net income (loss)                             $      11,828          $    (109,491)          $    (435,921)
                                             ===============        ===============         ===============

Net income (loss) per common
share - basic and diluted                     $        0.00          $       (0.14)
                                             ===============        ===============

Weighted average common
  shares outstanding -
  Basic and diluted                               4,225,712                765,000
                                             ===============        ===============


                     See accompanying notes to consolidated, condensed financial statements.

                                                         4

                                         GREEN PLAINS RENEWABLE ENERGY, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED, CONDENSED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                                                                        For the Period
                                                                                                        From Inception
                                                                                                       On June 29,2004
                                                                 For the Three Months Ended                Through
                                                                         February 28,                    February 28,
                                                                  2006                 2005                  2006
                                                             ---------------       ---------------     ---------------
Cash flows from operating activities:
    Net income (loss)                                         $      11,828         $    (109,491)      $    (435,921)
    Adjustments to reconcile net income (loss) to
      net cash used by operating activities:
    Stock based compensation                                         50,000                     -             137,500
    Depreciation                                                      2,614                    72               4,307
    Changes in operating assets and liabilities:
      Prepaid expenses                                              (88,767)                    -             (88,767)
      Accounts payable and accrued expenses                        (101,569)               19,168              69,132
                                                             ---------------       ---------------     ---------------
         Net cash used by operating activities                     (125,894)              (90,251)           (313,749)

Cash flows from investing activities:
    Cash acquired in acquisition of subsidiary                      210,291                     -              210,291
    Purchase of securities                                                -                     -         (28,064,700)
    Payment of recoverable rail line costs                       (3,500,000)                               (3,500,000)
    Purchase of property and equipment                              (64,438)               (7,518)           (852,977)
    Deposits related to option agreements                                 -                     -              (3,000)
    Sale of securities                                            3,464,816                     -           3,464,816
                                                             ---------------       ---------------     ---------------

         Net cash used by investing activities                     (110,669)               (7,518)        (28,745,570)

Cash flows from financing activities:
    Payment of loan fees                                           (355,150)                    -            (355,150)
    Proceeds from issuance of stock                                       -                     -          34,839,030
                                                             ---------------       ---------------     ---------------

         Net cash provided by (used by) financing
           activities                                              (355,150)                    -          34,483,880
                                                             ---------------       ---------------     ---------------

Net change in cash and equivalents                                 (370,375)              (97,769)          5,424,561
Cash and equivalents, at beginning of period                      5,794,936               626,093                   -
                                                             ---------------       ---------------     ---------------

Cash and equivalents, at end of period                        $   5,424,561         $     528,324       $   5,424,561
                                                             ===============       ===============     ===============

Supplemental disclosures of cash flow:
    Cash paid for income taxes                                $           -         $           -       $           -
                                                             ===============       ===============     ===============
    Cash paid for interest                                    $           -         $           -       $           -
                                                             ===============       ===============     ===============

Non Cash Investing and Financing Activities:
    Common stock issued for subsidiary:
      Deposits related to option agreement                    $      11,000         $           -       $      11,000
      Site development costs                                        778,709                     -             778,709
                                                             ---------------       ---------------     ---------------
         Total non-cash consideration                         $     789,709         $           -       $     789,709
                                                             ===============       ===============     ===============



                     See accompanying notes to consolidated, condensed financial statements.

                                                     5

                      GREEN PLAINS RENEWABLE ENRERGY, INC.
                          (A DEVELOMENT STAGE COMPANY)
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDTED)

1.       DESCRIPTION OF BUSINESS

         Green Plains Renewable Energy, Inc. (hereinafter referred to as the "Company") is a development stage company incorporated on June 29, 2004 under the laws of the state of Iowa. Green Plains Renewable Energy, Inc. was organized to construct and operate a 50 million gallon, dry mill, fuel grade ethanol plant in Shenandoah, Iowa (the "Plant").

         The accompanying unaudited conslidated, condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the consolidated, condensed financial statements included in our Form 10-K (the "Annual Report") as filed with the Securities and Exchange Commission and notes thereto and the risk factors contained therein for the fiscal year ended November 30, 2005.

         The interim financial statements present the conslidated, condensed balance sheet, statements of operations, stockholders' equity and cash flows of Green Plains Renewable Energy, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

         The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of February 28, 2006, and the results of operations and cash flows presented herein, have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2.       SUMMARY OF SIGNIFICANT POLICIES

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

         Recoverable rail line costs - The Company was required by the railroad to pay the cost to renovate the spur rail line running from Red Oak, Iowa to Shenandoah, Iowa and then to its plant. The Company's shipping contract with the railroad provides that the railroad will rebate to the Company the cost of renovating the spur line on a per rail car load basis. If the Company places sufficient cars on the rail line it will be reimbursed $50 to $150 per rail car up to a maximum of $3,500,000. This rebate will be recorded as a reduction of the cost of the rail line until the full amount has been recovered. The agreement also provides that if the rail line is sold by the railroad, the Company will be repaid the unrecovered portion of the rail line costs.

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

         Principles of consolidation - The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Superior Ethanol, LLC from its acquisition on February 22, 2006.

         The Company granted no warrants or options for compensation for the period ended February 28, 2006.

3.       STOCKHOLDERS' EQUITY

         In July 2004, the Company issued 400,000 and 150,000 shares of common stock to the founders of the Company for cash and services, respectively. The shares were issued in consideration of cash and services totaling $100,000 and $37,500, respectively.

         In August, October and November 2004, the Company issued 73,000 shares of common stock to directors for cash totaling $182,500.

         In August, September, October and November 2004, the Company issued 142,000 shares of common stock to various non-related individuals and entities for cash totaling $355,000.

         In November 2005, the Company issued 3,445,990 shares of common stock to various non-related individuals and entities for cash totaling $34,459,900.

         In November 2005, the Company issued 5,000 shares of common stock to a director for services valued at $50,000 or $10 per share.

         In January 2006, the Company issued 5,000 shares of common stock to an engineering firm for services valued at $50,000 or $10 per share.

         In February 2006, the Company issued 100,000 shares to a director in exchange for 100% ownership in Superior Ethanol, LLC. Superior Ethanol, LLC has cash of approximately $210,000 in its accounts, holds options on real estate, property tax abatements and other assets in an area where the Company intends to build an additional ethanol plant in Iowa.

4.       COMMITMENTS AND CONTINGENCIES

         In October 2005, the Company entered into an agreement with Fagen Engineering for design services for the Phase I and II Pre Engineering work to be done at the Plant site by the Company, prior to turning the site over to Fagen, Inc. for the construction of the Plant itself. The Company agreed to pay Fagen Engineering a lump sum fee for said engineering. However, said amount is included as part of the total cost of the Plant itself, as outlined in the Design Build Contract we have entered into with Fagen, Inc., which is anticipated to be $55,881,454. Therefore, the cost of the pre-engineering will be deducted from the total cost of Plant once we pay for the pre-engineering work. All payments are due upon receipt, and the Company is to be billed as work is completed. As of February 28, 2006, the Company had paid $27,750 of the total amount to be billed.

         In October 2005, the Company entered into an agreement with a company for air permitting and a storm water runoff plan for $11,000. The Company later hired the same consulting company to perform additional work in connection with other permits and notices needed for construction for additional nominal amounts. All payments are due upon receipt, and the Company is to be billed as work is completed. As of February 28, 2006, the Company had paid $15,645 of the total amount to be billed.

         The Company entered into a construction agreement dated January 13, 2006, with Fagen Inc., under which Fagen, Inc. will provide all work and services in connection with the engineering, design, procurement, construction startup, performances tests, training for the operation and maintenance of its Plant and provide all material, equipment, tools and labor necessary to complete the Plant. As consideration for the services to be performed, Fagen, Inc. will be paid $55,881,454, subject to adjustments. The Company is required to pay an initial payment of $5,000,000, less retainage, at the time of the notice to proceed. The Company is required to make payments to Fagen, Inc. based upon monthly applications for payment.

         On February 6, 2006, we entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA whereby the lenders will loan up to $47,000,000. The loan proceeds are to partially finance construction of the Plant and to provide funding for working capital purposes. The Plant is to be in production by no later than May 1, 2007 and construction costs are not to exceed an aggregate of $71,000,000, net of refundable sales taxes. The loan is comprised of a $30,000,000 amortizing term loan and a $17,000,000 revolving term facility. The interest rate on the loan will be LIBOR plus 335 Basis Points. The rate of interest can then be adjusted downward if certain performance provisions are achieved under the terms of the loan agreement.

         The amortizing term loan is available for advances until July 1, 2007. Principal payments are to commence with $1,200,000 due November 20, 2007, and each quarter thereafter with a final maturity on November 20, 2013 at the latest. In addition, for fiscal years ending in 2007 and thereafter, we are also required to make a special payment equal to 65% of the available (if any) free cash flow from operations, not to exceed $2,000,000 per year, and provided, however, that if such payments would result in a covenant default under the Loan Agreements, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $8,000,000. The interest rate on the loan will be LIBOR plus 335 Basis Points. The rate of interest can then be adjusted downward if certain performance provisions are achieved under the terms of the loan agreement. . The revolving term loan is available for advances throughout the life of the commitment. This loan requires semi-annual $2,400,000 payments or step-downs of the commitment to commence on the first day of the month beginning approximately six months after repayment of the term loan, by May 1, 2014 at the latest with a final maturity no later than November 1, 2017.

         In April of 2005, we were awarded a $300,000 zero interest loan, and a $100,000 forgivable loan (grant) by the State of Iowa. We signed that agreement in August of 2005. However, we could not receive the funds until the other funding for the Plant had been secured (equity and debt financing). On March 8, 2006, the $400,000 was receipted into the accounts of the Company. We have agreed to pay the $300,000 loan back in installments of $5,000 per month over a 60 month period. The first payment on the $300,000 loan is due on October 1, 2006.

         In February of 2006, we entered into an agreement with Mathiowitz Construction to do the grading and dirt work at the site in Shenandoah, Iowa to prepare the site for Fagen so construction on the Plant could commence. That contract was for approximately $1.75 million. We will be billed as the work progresses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed results of operations and financial condition. The discussion contains forward-looking statements that involve risks and uncertainties. Actual events or results may differ materially from those indicated in such forward-looking statements. The discussion should be read in conjunction with the financial statements and accompanying notes included herewith, our Annual Report for the year ended September 30, 2005, that was previously filed with the SEC, the financial statements included therewith and notes thereto and the risk factors contained therein.

Overview

         We are a start-up company in development stage which was formed for the purpose of building a plant to produce ethanol and animal feed products in Shenandoah, Iowa (the "Plant"). We do not expect to operate at a profit before the ethanol Plant is completely constructed and operational.

         For the 3 month period ended February 28, 2006, we realized a net income of $11,828.Our net income for the three months ended February 28, 2006 resulted from $135,639 in interest income earned from funds raised in our public offering less $123,811 in operating expenses. Our operating expenses related primarily to general and administrative costs, consulting costs, costs associated with various permits needed to build the Plant, and payments made to Fagen Engineering for the Phase I and II Pre-engineering work. We have incurred an accumulated loss of $435,921 from inception (June 29, 2004) through February 28, 2006.

         We believe we will incur significant losses from this time forward until we are able complete construction of our proposed Plant in Shenandoah and commence operations. We also have options to acquire property in Atlantic, Iowa and Dickinson County, Iowa, where we considering constructing two additional ethanol plants. We anticipate that these will both be 50 to 100 million gallon plants. However, there is no assurance that we will be successful in our efforts to build and operate an ethanol Plant in Shenandoah or elsewhere. Even if we successfully meet all of these objectives and begin operations of an ethanol Plant(s), there is no assurance that we will be able to operate profitably.

         We raised gross proceeds of $34,459,900 in our initial public offering that closed in November 2005. We expect that the Shenandoah project will cost approximately $82.6 million. We raised approximately $637,500 in seed capital prior to commencing our public offering. We entered into loan arrangements whereby Farm Credit Services of America, FLCA and other participating lenders have agreed to loan us up to $47,000,000 to use for construction costs and working capital. Therefore, we have the necessary funding to commence construction of the Shenandoah Plant. However, to build at the other sites, we will need to raise additional capital. We intend to raise the needed equity through public or private offerings of our securities and/or by borrowing additional funds. There can be no assurance given that we will be able to acquire the funding necessary for these additional projects at reasonable terms or at all.

         Representatives from Fagen Inc., our contractor, have informed the Company that the 50 million gallon per year Plant that we intend to build in Shenandoah will consume on an annual basis approximately 18 million bushels of locally grown corn and annually produce approximately 50 million gallons of fuel-grade, denatured ethanol, and approximately 160,000 tons of DDGS on a dry basis. We have hired RPMG of Belle Plaine, MN, an independent broker to sell our ethanol and plan to do the same to sell our DDGS. This Plant will be located in Shenandoah, Iowa, an area where we believe there are over 200 hundred thousand cattle on feeder lots within a 50 mile radius of the Plant. We believe we can sell a portion of our distillers grains in a wet form because of this, which we anticipate will save us a significant amount of money because we will not have to dry the grain before selling it.

         Additionally, in discussions with representatives from Fagen, Inc. we have been informed that the Plant in Shenandoah will produce approximately 148 thousand tons of carbon dioxide that may be recovered on an annual basis. While we intend to have discussions with several companies regarding construction of a facility to capture raw carbon dioxide prior to completion of the Plant, we presently have no agreement with any third party to capture or market the raw carbon dioxide, and the market may be too saturated in Iowa to recover the carbon dioxide profitably. We therefore may choose to vent off the C0(2) and may have no market for it of any kind.

         The Plant lies adjacent to a spur line of the BNSF Railway Company
(BNSF). However, the spur (the "SPUR") on which the Plant will be located is currently closed and needs to be upgraded to meet HAZMAT (Hazardous Materials) standards. Approximately 20 miles of the spur will need to be upgraded. On January 26, 2006, we entered into an Allowance Contract (the "Allowance Agreement") with BNSF which included our agreement with BNSF to renovate and maintain approximately 20 miles of track on the SPUR.

         Upon signing the Allowance Agreement, we paid $3.5 million to BNSF for the SPUR renovation. The renovation work is to be done by BNSF, and BNSF will own, operate and maintain the SPUR, as long as GPRE meets certain annual volume thresholds (cars placed on the rail) as outlined in the Allowance Agreement. We are entitled to receive refund payments from BNSF to reimburse us for this expense, but only to the extent that our usage of the line meets the annual volume thresholds. There can be no assurance that our usage will meet the annual volume thresholds or that we will be reimbursed for all or any part of the renovation costs. If BNSF were to ever sell the line to a third party (short-line), we would be entitled to repayment by BNSF. However, in the future, if there is any additional, major, renovation needed to be done to the SPUR, it is GPRE's responsibility to pay for any such additional, major, renovation. The Allowance Agreement is for a term expiring on September 14, 2015.

         We entered into an agreement with RPMG of Belle Plaine, MN to sell our ethanol production in February of 2006. We also anticipate that we will have an agreement with an experienced marketer to sell our animal feed products. We will be hiring staff to handle the direct operation of the Plant, and currently expect to employ approximately 35 people. We do not intend to hire a sales staff to market our products. Third-party marketing agents will coordinate all shipping.

         The following table describes our proposed use of proceeds, based upon our current cash reserves and loan arrangements. The total use of proceeds is estimated to be $82,587,384. The actual use of funds is based upon contingencies, such as the estimated cost of Plant construction, the regulatory permits required and inventory costs, which are driven by the market. Therefore, the following figures are intended to be estimates only and the actual use of funds may vary significantly from the descriptions given below depending on the contingencies described above. However, we anticipate that any variation in our use of proceeds will occur in the level of proceeds attributable to a particular use (as set forth below) rather than a change from one of the uses set forth below to a use not identified in this report.

                       Projected Uses and Sources of Funds

                                                       Estimated Use of Proceeds
                                                       -------------------------
Estimated Sources:

     Share Proceeds                                        $  34,549,884
     Zero Interest Loan and Grant from State of Iowa             400,000
     Seed Capital                                                637,500
     Term Debt Financing                                      47,000,000
                                                           -------------
Total Estimated Sources of Funds                           $  82,587,384
                                                           =============

Estimated Uses of Funds:
     Plant Construction and Misc. Costs                    $  59,926,300
     Estimated Site Costs                                      4,295,000
     Estimated Railroad Costs                                  5,600,000
     Estimated Fire Protection/Water Supply Costs              2,216,000
     Estimated Rolling Stock Costs                               240,000
     Estimated Financing Costs and Capitalized Interest        1,402,500
     Estimated Pre-Production Period Costs                       710,000
     Estimated Inventory & Working Capital Costs               8,827,584
                                                           -------------
Total Estimated Use of Funds                               $  82,587,384
                                                           =============

         The City of Shenandoah awarded us a 15 year property tax abatement that we would be able to receive if the City annexed the Plant site into its boundaries. We asked for voluntary annexation into the City limits and were annexed into the City on February 15, 2006. It is anticipated that it will result in significant long-term savings.

Plan for the Next 24 Months of Operations

         We expect to spend the next 24 months in the design-development and construction of the Plant at Shenandoah, and thereafter commence production of ethanol and distillers grains at the Plant. We expect to have sufficient cash on hand to cover all costs associated with construction of the project, including but not limited to, utilities, construction, equipment acquisition and site development. In addition, we expect to have enough cash to cover our costs through this period, including staffing, office costs, audit, legal, compliance and staff training. We estimate that we will need approximately $82,587,384 to complete the project. We also anticipate spending considerable time in our efforts to build two additional ethanol plants, one near Superior, Iowa and the other near Atlantic, Iowa. When we acquired Superior Ethanol, it had approximately $210,000 in cash that we intend to use to fund the work we will need to do to build at the sites in Superior and Atlantic.

         The tables above describing the estimated sources of funds and various costs associated with the project in Shenandoah and also describe operations at that site for the next 24 months. These tables are only estimates and actual expenses could be higher or lower due to a variety of factors described in the section of our Annual Report entitled "Risk Factors".

Proposed Superior, Iowa and Atlantic, Iowa Ethanol Plants

         On February 22, 2006, we acquired all of the outstanding ownership interest in Superior Ethanol, LLC. Superior has options to acquire at least 135 acres of property in Dickinson County, Iowa, has completed a feasibility study relating to the construction of an ethanol plant on this site, the site is zoned as "heavy industrial," the site has been awarded a property tax abatement from Dickinson County, Iowa, and Superior had approximately $210,000 in cash at closing. In consideration for the acquisition of Superior as a wholly owned subsidiary of the Company, we issued 100,000 shares of our restricted common stock to Brian Peterson, a director of the Company. Prior to the acquisition, substantially all of Superior was owned by Mr. Peterson.

         Operational plans continue to progress on the Superior ethanol plant project with the builder, the rail engineers, and the utility consultants. We intend to build a 50 to 100 million gallon ethanol plant at this site. The location of the plant at the site has been determined, and it is anticipated that an application for an air permit will be filed with the Iowa Department of Natural Resources (IDNR) shortly. In Iowa, such approvals usually take 60 to 90 days once filed.

         It is anticipated that Agra Construction, a division of Agra Industries of Merrill, Wisconsin will be the design builder of the plant, although we have not entered into any binding arrangements with Agra Construction. It is also anticipated that Delta T will be the technology provider. If we were able to secure necessary approvals, enter into binding arrangements with our builder and obtain necessary funding by June 2006, of which there can be no assurance, it is anticipated that construction could commence by mid to late summer of 2006 with a completion date in the fall of 2007. It is anticipated that this project will require approximately $94 million to fund a 50 million gallon plant, and we have not secured any bank or other funding for this project and there can be no assurance that we will obtain the necessary funding or approvals. The projected cost for this plant is higher than the plant being built in Shenandoah because we anticipate adding a bio-mass burner at the plant in Superior that will be capable of burning distillers grains to run the plant. However, it will also be able to operate on natural gas if need be. We believe that burning distillers grains to operate the plant could result in significant savings to the Company.

Condition of Records

         We recently hired an experienced general manager who will oversee Plant construction and manage the Plant in Shenandoah once construction at the site has been completed. In addition to our general manager, we currently have office staff comprised of our president, an office worker that assists our president in our Las Vegas office and an office worker that assists our general manager in our Shenandoah office. We have also engaged an accountant on a part time basis that has experience working with public companies, to help us keep our books and records, with the assistance of our general manager, our president and our CFO. We intend to hire and train additional staff well before the start of Plant operations, and we have included an expense allocation for this in our budget. However, there can be no assurance that we will be able to retain qualified individuals. It is possible that accounting or other financing functions may not be performed on time, if at all.

Operating Expenses

         We will have operating expenses, such as salaries, for our president, general manager and other office staff as they are hired. We commenced paying a salary to our CEO on January 1, 2006 for his full time work on the project and to our general manager in February, 2006. Along with operating expenses, we anticipate that we will have significant expenses related to financing and interest. We have allocated funds in our capital structure for these expenses. However, there can be no assurance that the funds allocated are sufficient to cover the expenses. We may need additional funding to cover these costs if sufficient funds are not retained up-front or if costs are higher than expected.

Results of Operations

         For the 3 month period ended February 28, 2006, we realized a net income of $11,828 compared to a loss of $109,491 in the same quarter of 2005. Our operating expenses were $123,811 for the 3 month period ended February 28, 2006 compared to $110,714 for the comparable period from the prior year. These expenses related primarily to general and administrative costs, consulting costs, costs associated with various permits needed to build the Plant and costs associated with the Phase I and II Pre engineering work. The increase was primarily due to increased general and administrative costs, costs associated with obtaining the needed permits and the work required to prepare the site for Fagen to commence construction. We expect to hire additional employees as construction begins on the Plant as we will need a fully trained staff to operate it once it goes on line. In 2006 our operating expenses were offset by interest earned on the funds we have invested until they are used in the construction of our Plant. We earned $135,639 of interest income in 2006 compared to $1,223 in 2005. This interest income will decrease as we pay for the construction of the Plant. We have not had any revenues through February 28, 2006 and do not expect to have any revenues through the remainder of 2006.

Liquidity and Capital Resources

         At February 28, 2006 we had $5,424,561 in cash and equivalents and $24,599,884 in securities in the form of short-term US Government backed securities. We anticipate that our working capital requirements for the next twenty-four months will be as described above. We believe that we have secured sufficient funding to complete construction and begin operating our Shenandoah ethanol plant. We believe that we will need to secure approximately $84 million in new funding to build the proposed ethanol plant in Superior, Iowa, and that we would need to secure substantial additional funding in an undetermined amount to build the proposed ethanol plant in Atlantic, Iowa. We have no funding arrangements in place for the Superior or Atlantic projects and there can be no assurance that we will obtain funding for these projects or that funding will be available on advantageous terms.

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

Contractual Obligations

         Our contractual obligations as of February 28, 2006 were as follows:

Contractual Obligations                                                  Payments Due by Period
                                                     -------------------------------------------------------------
                                                       Less Than 1
                                           Total           Year          1-3 Years      3-5 Years     Thereafter
                                           -----       -----------       ---------      ---------     ----------
Long-Term Debt Obligations              $   300,000                                     $300,000
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Long-Term Liabilities             $57,631,454   $1,750,000(1)   $55,881,454(2)
     Total                              $57,931,454   $1,750,000      $55,881,454
-------------------

(1) Agreement with Mathiowitz Construction to do the grading and dirt work at the site in Shenandoah, Iowa.
(2) Design Build Contract with Fagen, Inc. for the site in Shenandoah, Iowa. This amount is anticipated to be paid over a twelve to sixteen month period beginning in April 2006.

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

         The Company granted no warrants or options for compensation for the period ended February 28, 2006.

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

Grant and Government Programs

         In April of 2005 we were awarded a $300,000 zero interest loan and a $100,000 forgivable loan (grant) from the State of Iowa. These funds became available to us once we closed on our financing, and were receipted into the accounts of the Company in March of 2006. We believe that we are eligible for and anticipate applying for other state and federal grant, loan and forgivable loan programs. Most grants that may be awarded to us are considered paid-in capital for tax purposes and are not taxable income. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans. With the exception of the $300,000 zero interest loan and the $100,000 forgivable loan (grant) described above, we are not depending on the award of any such grants as part of our funding of the Project. However, we may be eligible to receive such grants. If we do, the amount of money we will have to borrow may be reduced by that amount. There can be no assurance that we will receive any funding under any federal or state funding initiative.

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

         You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements specified in this report have been compiled as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are a start-up company in development stage, which was formed for the purpose of building a Plant to produce ethanol and animal feed products in southwestern Iowa, and anticipate locating other sites and building other plants in other parts of Iowa or other states within the corn-belt. We also intend to aggressively pursue that acquisition of existing ethanol plants that are already in operation. However, we are not presently conducting operations and are not presently subject to market risks. If and when we begin Plant operations, we will be exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below. We do not expect to have exposure to foreign currency risk as all of its business is expected to be conducted in U.S. dollars.

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

Item 4.  Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of February 28, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 1A. Rick Factors

         There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended November 30, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Securities

         In November 2005, we issued 5,000 shares of restricted common stock to Gary Thien for services rendered to the Company. Mr. Thien at that time was a Director of the Company and its Vice President. He was, therefore, deemed a sophisticated, accredited investor. Mr. Thien located the site in Shenandoah and had spent a significant amount of his time working on the Company's behalf from the later part of 2004 to the present. The shares were issued to Mr. Thien by the Board for work Mr. Thien had done for and on behalf of the Company. The sale of these shares of common stock was exempt from registration pursuant to Rules 504, 505 and 506 of Regulation D and Sections 4(2) and 4(6) of the Securities Act of 1933, as amended. We did not use an underwriter or pay any commissions in connection with this transaction. Mr. Thien's term as a director of the Company expired at the 2006 annual shareholders meeting and he no longer is affiliated with the Company except as a shareholder.

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

Use of Proceeds

         The Securities and Exchange Commission declared our registration statement on Form S-1 (SEC Registration No. 333-121321) effective on March 9, 2005. We commenced our initial public offering shortly thereafter. Our initial public offering was for the sale of up to 3,800,000 shares of our common stock at $10.00 per share. Each share purchased included a warrant to purchase 1/4 of an additional share of common stock from the Company at a purchase price of $30.00 per share. The offering ranged from a minimum aggregate offering amount of $29,667,000 to a maximum aggregate offering amount of $38,000,000. Our registered offering and escrow agreement required that we raise the $29,667,000 in proceeds by November 29, 2005 and secure a letter of commitment for debt financing by November 29, 2005, both of which we timely accomplished.

         On November 15, 2005, we closed the offering prior to the sale of the maximum number of registered shares. The net proceeds to the Company from our offering were approximately $34,532,408. This is the amount of money raised in the offering, ($34,459,900), less $11,619 that was paid to the escrow agent for their services, less $17,476 in federal and state filing fees, less $227,563 in commissions (7%) paid to Smith Hayes Financial Services for the money raised by them in the offering, plus $329,166 that was earned as interest while the money was held in escrow. We sold the shares without the assistance of an underwriter. The following is a breakdown of shares registered and shares sold in the offering:

 Number of Shares      Aggregate Price of                      Aggregate Price
Registered for Sale      Shares Offered       Shares Sold      of Shares Sold
-------------------      --------------       -----------      --------------
       3,800               $38,000,000         3,445,990         $34,459,900

         On November 2005 we began releasing funds from escrow. The following table describes our use of net offering proceeds through February 28, 2006:

Railroad                                           $   3,500,000
Real Property Acquisition                          $     681,461
Debt Financing Fees                                $     354,650
Miscellaneous Costs                                $     225,889
                                                   -------------
     Total                                         $   4,762,000
                                                   =============

         All of the foregoing payments were direct or indirect payments persons or entities other than our directors, officers, or unit holders owning 10% or more of our shares.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the security holders during the quarterly period covered by this report.

Item 5.  Other Information

         We held our annual meeting of stockholders on March 27, 2006, at which meeting five director nominees were submitted for approval by the shareholders. At the annual meeting, Dave Hart and Wayne Hoovestol were nominated for election to the class of directors whose term expires at the 2008 annual meeting of shareholders and Dan Christensen, Steven Nicholson, and Robert Vavra were nominated for election to the class of directors whose term expires at the 2009 annual meeting of shareholders. The shareholders elected Mr. Hart by a vote of 2,734,990 for and 26,000 withheld authority, Mr. Hoovestol by a vote of 2,731,990 for and 29,000 withheld authority, and Mr. Christensen by a vote of 2,743,490 for and 17,500 withheld authority, Mr. Nicholson by a vote of 2,734,990 for and 26,000 withheld authority, and Mr. Vavra by a vote of 2,739,490 for and 21,000 withheld authority. The terms of Barry Ellsworth, Brian Peterson, and Hersch Patton, who were not up for election at the 2006 annual meeting of shareholders, expire at the 2007 annual meeting of shareholders.

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

10.5 Agreement to Extend Expiration Date by and between the Company and Alberta A. Bryon, dated October 20, 2005 (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1/A filed February 4, 2005, File No. 333-121321)

10.6 Letter of Intent by and between the Company and the City of Shenandoah, dated December 16, 2004 (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1/A filed February 4, 2005, File No. 333-121321)

10.7 Martin D. Ruikka, dba PRX Geographic(TM) Quotation, dated May 3, 2004 (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1/A filed February 4, 2005, File No. 333-121321)

10.8 Martin D. Ruikka, dba PRX Geographic(TM) Invoice, dated January 1, 2005 (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1/A filed February 4, 2005, File No. 333-121321)

10.9 Master Loan Agreement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated February 6, 2006)

10.10 Construction and Term Loan Supplement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated February 6,
                  2006)

10.11 Construction and Revolving Term Loan Supplement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, dated February 6,
                  2006)

10.12 Security Agreement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, dated February 6, 2006)

10.13 Administrative Agency Agreement, dated January 30, 2006, by and between the Company, Farm Credit Services of America, FLCA and CoBank, ACB (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K, dated February 6,
                  2006)

10.14 Real Estate Mortgage and Financing Statement, dated January 30, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K, dated November 30,
                  2005)

EXHIBIT
  NO.                                   DESCRIPTION OF EXHIBIT
-------                                 ----------------------

10.15 Lump Sum Design Build Agreement, dated January 13, 2006, by and between the Company and Fagen, Inc. (Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K, dated November 30, 2005)

10.16 Allowance Contract, by and between the Company and BNSF Railway Company, dated January 26, 2006 (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K, dated November 30, 2005)

10.17 Share Exchange Agreement, dated February 22, 2006, by and between the Company and the parties identified therein (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K, dated November 30, 2005)

31.1 Certification by Barry A. Ellsworth under Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                            GREEN PLAINS RENEWABLE ENERGY, INC.



Date: April 4, 2006                         By  /s/ Barry A. Ellsworth
                                               ---------------------------------
                                               Barry A. Ellsworth
                                               President
                                               (Principal Executive Officer)




Date: April 4, 2006                         By   /s/ Dan Christensen
                                               ---------------------------------
                                               Dan Christensen
                                               Treasurer
                                              (Principal Financial Officer)