Form 10-K/A
period 2005-11-30
GREEN PLAINS RENEWABLE ENERGY, INC.
filed 2006-06-09
CIK 1309402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-K/A
                                (Amendment No. 1)

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                            For the fiscal year ended
                                November 30, 2005

                             Commission file number
                                   333-121321

                       GREEN PLAINS RENEWABLE ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                    Iowa                                   84-1652107
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

7945 W. Sahara Ave., #107, Las Vegas, Nevada 89117        (702) 363.9307
     (Address of principal executive offices)         (Registrant's telephone
                                                    number, including area code)

         Securities registered pursuant to Section 12(n) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

Large accelerated filer[ ]     Accelerated filer[ ]     Non-accelerated filer[X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 12 hereof) of the issuer as of May
23, 2006 was: $111,947,555.

         As of May 23, 2006, the registrant had 4,382,167 shares of common stock outstanding.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

         (a) The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

                  (1) Financial Statements - Reference is made to the "Index to
         Financial Statements" located at page F-1 of our annual report on Form
         10-K, filed on February 27, 2006, for a list of the financial statements and schedules for the year ended November 30, 2005.

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

                                         GREEN PLAINS RENEWABLE ENERGY, INC.
                                         (Registrant)

Date: June 6, 2006                       By  /s/ Barry Ellsworth
                                         Barry Ellsworth
                                         President, Chief Executive Officer and Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                         Title                             Date

 /s/ Barry A. Ellsworth       President and Chairman (acts as           June 6, 2006
Barry A. Ellsworth            Principal Executive Officer)

 /s/ Dan Christensen          Secretary, Treasurer and                  June 6, 2006
Dan Christensen               Director  (acts as Principal
                              Financial Officer,  Principal
                              Accounting Officer and
                              Controller)

 /s/ Wayne Hoovestol          Director                                  June 6, 2006
Wayne Hoovestol

 /s/ David A. Hart            Director                                  June 6, 2006
David A. Hart

 /s/ Steve Nicholson          Director                                  June 6, 2006
Steve Nicholson

 /s/ Hersch Patton            Director                                  June 6, 2006
Hersch Patton

 /s/ Brian Peterson           Director                                  June 6, 2006
Brian Peterson

                                  EXHIBIT INDEX

  EXHIBIT NO.                           DESCRIPTION OF EXHIBIT

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

   10.16            Allowance Contract, by and between the Company and BNSF
                    Railway Company, dated January 26, 2006 (Incorporated by
                    reference to Exhibit 10.16 of the Company's Annual Report on
                    Form 10-K, dated November 30, 2005)

   10.17            Share Exchange Agreement, dated February 22, 2006, by and
                    between the Company and the parties identified therein
                    (Incorporated by reference to Exhibit 10.17 of the Company's
                    Annual Report on Form 10-K, dated November 30, 2005)

   21.1             Schedule of Subsidiaries (Incorporated by reference to
                    Exhibit 21.1 of the Company's Annual Report on Form 10-K,
                    dated November 30, 2005)

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

                                       5