Form 10-Q
period 2006-05-31
GREEN PLAINS RENEWABLE ENERGY, INC.
filed 2006-06-29
CIK 1309402

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Quarterly Period Ended May 31, 2006

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
                    (Address of principal executive offices)

                                 (702) 363.9307
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

                Class                        Outstanding as of June 27, 2006
    Common Stock, $.001 par value                    4,401,492 Shares

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

         Consolidated, Condensed Balance Sheets as of May 31,
           2006 (Unaudited) and November 30, 2005                             3

         Consolidated, Condensed Statements of Operations for the
           three months ended May 31, 2006 (Unaudited) and May
           31, 2005 (Unaudited), six months ended May 31, 2006
           (Unaudited) and May 31, 2005 (Unaudited) and the
           period from Inception on June 29, 2004 through May 31,
           2006 (Unaudited)                                                   4

         Consolidated, Condensed Statements of Cash Flows for the
           six months ended May 31, 2006 (Unaudited) and May 31,
           20006 (Unaudited) and the period from Inception on
           June 29, 2004 through May 31, 2006 (Unaudited)                     5

         Notes to Consolidated, Condensed Financial Statements
           (Unaudited)                                                        6

Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               12

Item 3:  Quantitative and Qualitative Disclosures About Market Risk          20

Item 4:  Controls and Procedures                                             21

                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                   21

Item 1A: Risk Factors                                                        21

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3:  Defaults Upon Senior Securities                                     22

Item 4:  Submission of Matters to a Vote of Security Holders                 22

Item 5:  Other Information                                                   23

Item 6:  Exhibits                                                            23

Signatures                                                                   24

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                       GREEN PLAINS RENEWABLE ENERGY, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED, CONDENSED BALANCE SHEETS

                                                      ASSETS
                                                                                  May 31,        November 30,
                                                                                   2006              2005
                                                                             ----------------  ----------------
                                                                               (Unaudited)
Current Assets
     Cash and cash equivalents                                               $     25,596,781  $      5,794,936
     Securities                                                                             -        28,064,700
     Interest receivable                                                               73,957                 -
     Prepaid expenses                                                                 143,426                 -
                                                                             ----------------  ----------------
        Total current assets                                                       25,814,164        33,859,636

Property and Equipment - net                                                       11,449,889           786,846

Other Assets                                                                        4,322,369             3,000
                                                                             ----------------  ----------------

     Total assets                                                            $     41,586,422  $     34,649,482
                                                                             ================  ================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                                   $      3,107,885  $        170,701
     Current maturities of long term debt                                              40,000                 -
                                                                             ----------------  ----------------
        Total current liabilities                                                   3,147,885           170,701

Long-term debt less current maturities                                                360,000                 -

Commitments and Contingencies

Stockholders' Equity
     Common stock; $.001 par value, 25,000,000 shares authorized,
       4,396,242 and 4,215,990 shares issued and outstanding, respectively              4,396             4,216
     Additional paid-in capital                                                    38,400,024        34,922,314
     Accumulated deficit                                                             (325,883)         (447,749)
                                                                             ----------------  ----------------
        Total stockholders' equity                                                 38,078,537        34,478,781
                                                                             ----------------  ----------------
Total liabilities and stockholders' equity                                   $     41,586,422  $     34,649,482                                                                                                                  $   34,649,482
                                                                             ================  ================

                      See accompanying notes to consolidated, condensed financial statements.

                                                       3

                                       GREEN PLAINS RENEWABLE ENERGY, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED, CONDENSED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                                                                 For the Period
                                                                                                 From Inception
                                                                                                   On June 29,
                                     For the Three Months Ended      For the Six Months Ended          2004
                                               May 31,                        May 31,                Through
                                     ---------------------------- -----------------------------       May 31,
                                         2006            2005            2006         2005             2006
                                     -------------- ------------- --------------- ------------- ---------------

Revenues                                $        -   $         -      $        -    $        -    $         -

Operating expenses                         455,089       231,766         578,900       342,480      1,358,867
                                        ----------   -----------      ----------    ---------      ----------

Loss from operations                      (455,089)     (231,766)       (578,900)     (342,480)    (1,358,867)

Other income
      Interest income                      565,126           242         700,765         1,466      1,032,984
                                        ----------   -----------      ----------    ---------      ----------

Income (loss) before provision
  for income taxes                         110,037      (231,524)        121,866     (341,014)       (325,883)

Provision for income taxes                       -             -               -             -              -
                                        ----------   -----------      ----------    ---------      ----------

Net income (loss)                       $  110,037   $  (231,524)     $  121,866    $ (341,014)    $ (325,883)
                                        ==========   ===========      ==========    ==========     ==========

Net income (loss) per common share
       Basic                            $     0.03   $    (0.30)      $     0.03    $    (0.45)
                                        ==========   ===========      ==========    ==========

      Diluted                           $     0.02   $    (0.30)      $     0.03    $    (0.45)
                                        ==========   ===========      ==========    ==========

Weighted average common
 shares outstanding -
       Basic                             4,340,528       765,000       4,284,126       765,000
                                        ==========   ===========      ==========    ==========

       Diluted                           4,517,629       765,000       4,374,143       765,000
                                        ==========   ===========      ==========    ==========

                      See accompanying notes to consolidated, condensed financial statements.

                                                       4

                                       GREEN PLAINS RENEWABLE ENERGY, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED, CONDENSED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                                                                     For the Period
                                                                                                     From Inception
                                                                                                    On June 29,2004
                                                               For the Six Months Ended                 Through
                                                                        May 31,                         May 31,
                                                               2006                 2005                  2006
                                                       --------------------- -------------------- --------------------
Cash flows from operating activities:
    Net income (loss)                                         $     121,865        $    (341,014)      $    (325,884)
    Adjustments to reconcile net income (loss) to
      net cash used by operating activities:
    Stock based compensation                                        143,250                    -             230,750
    Depreciation                                                      4,606                  546               6,299
    Changes in operating assets and liabilities:
      Interest receivable                                           (73,956)                   -              73,956
      Prepaid expenses                                             (143,426)               1,500            (143,426)
      Accounts payable and accrued expenses                         (90,149)              11,006              52,802
                                                       --------------------- -------------------- --------------------

       Net cash used by operating activities                        (37,810)            (327,962)           (253,415)
                                                       --------------------- -------------------- --------------------

Cash flows from investing activities:
    Purchase of property and equipment                           (6,818,816)              (8,869)         (7,579,605)
    Purchase of securities                                                -                    -         (28,064,700)
    Payment of recoverable rail line costs                       (3,500,000)                              (3,500,000)
    Payments related to land option agreements                      (17,500)                   -             (20,500)
    Cash acquired in acquisition of subsidiary                      210,291                    -             210,291
    Sale of securities                                           28,064,700                    -          28,064,700
                                                       --------------------- -------------------- --------------------

       Net cash provided (used) by investing
          activities                                             17,938,675               (8,869)        (10,889,814)
                                                       --------------------- -------------------- --------------------

Cash flows from financing activities:
    Proceeds from the issuance of long-term debt                    400,000                    -             400,000
    Proceeds from issuance of stock                               1,856,130                    -          36,695,160
    Payment of loan fees and equity in creditors                   (355,150)                   -            (355,150)
                                                       --------------------- -------------------- --------------------

       Net cash provided by financing activities                  1,900,980                    -          36,740,010
                                                       --------------------- -------------------- --------------------

Net change in cash and equivalents                               19,801,845             (336,831)         25,596,781
Cash and equivalents at beginning of period                       5,794,936              626,093                   -
Cash and equivalents at end of period                         $  25,596,781        $     289,262       $  25,596,781
                                                       ===================== ==================== ====================

Supplemental disclosures of cash flow:

    Cash paid for income taxes                                $           -        $           -       $           -
                                                       ===================== ==================== ====================
    Cash paid for interest                                    $           -        $           -       $           -
                                                       ===================== ==================== ====================

Non-Cash Investing and Financing Activities:
    Common stock issued for acquisition of subsidiary:

      Deposits related to option agreement                    $      11,100        $           -       $      11,100
      Site development costs                                        778,609                    -             778,609
                                                       ===================== ==================== ====================
       Total non-cash consideration for acquisition           $     789,709        $           -       $     789,709
                                                       ===================== ==================== ====================
    Common stock issued for purchase of Superior
      plant land                                              $     478,510        $           -       $     478,510
                                                       ===================== ==================== ====================

                             See accompanying notes to consolidated, condensed financial statements.

                                                               5

                      GREEN PLAINS RENEWABLE ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       DESCRIPTION OF BUSINESS

         Green Plains Renewable Energy, Inc. (hereinafter referred to as the
"Company") is a development stage company incorporated on June 29, 2004 under the laws of the state of Iowa. Green Plains Renewable Energy, Inc. was organized to construct and operate a 50 million gallon, dry mill, fuel grade ethanol plant in Shenandoah, Iowa (the "Plant"). The Company also intends to build other dry mill, fuel grade ethanol plants within the State of Iowa and/or other States within the U.S., and may also expand to other regions outside of the U.S. in the future.

         The accompanying unaudited consolidated, condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements included in our Form 10-K (the "Annual Report") as filed with the
Securities and Exchange Commission and notes thereto and the risk factors contained therein for the fiscal year ended November 30, 2005.

         The interim financial statements present the consolidated, condensed balance sheet, statements of operations and cash flows of Green Plains Renewable
Energy, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

         The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of May 31, 2006, and the results of operations and cash flows presented herein, have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2.       SUMMARY OF SIGNIFICANT POLICIES

         Principles of consolidation - The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Superior
Ethanol, LLC, which was acquired by the Company on February 22, 2006.

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

         Cash and cash equivalents - For the purposes of reporting cash and cash flows, we consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents. Cash and cash equivalents as of May 31, 2006 included amounts in short term government funds which are not federally insured and balances in operating accounts in excess of federally insured limits. The Company has not experienced any losses in such accounts.

         Property and equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets which is currently 3-7 years. Land improvements and construction in progress will be depreciated upon the commencement of operations at the property, which is expected to occur in the late Spring of 2007. The money withheld on work performed for land improvements and construction in progress is included in these accounts and offset by a current liability for accrued retainage.

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

         Site development costs - Site development costs incurred by the Company for professional fees for planning, zoning, permits, designs and other services are expensed prior to the project reaching economic feasibility consistent with past practice. Economic feasibility is determined by the progress of funding the project. When the project is funded these costs are then capitalized as the cost of the project.

         Recoverable rail line costs - The Company was required by the railroad to pay the cost to renovate the spur rail line running from Red Oak, Iowa to
Shenandoah, Iowa and then to its plant. The Company's shipping contract with the railroad provides that the railroad will rebate to the Company the cost of renovating the spur line on a per rail car load basis. Should the Company place sufficient cars on the rail line it will be reimbursed $50 to $150 per rail car up to a maximum of $3,500,000. This rebate will be recorded as a reduction of the cost of the rail line until the full amount has been recovered. The agreement also provides that if the rail line is sold by the railroad, the
Company will be repaid the unrecovered portion of the rail line costs.

         Debt issuance costs - Loan fees are debt issuance costs stated at cost.
Debt issuance costs will be amortized as interest expense over the life of the term loan.

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

         The Company granted no warrants or options for compensation for the period ended May 31, 2006.

         Earnings per common share ("EPS") - Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur, using the treasury stock method, if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the Company's earnings.

         For the three months and six month periods ending May 31, 2006 the warrants issued to shareholders in the IPO were the only security having a dilutive effect. There were 3,445,992 warrants issued in the IPO for one quarter of one share representing 861,498 shares exercisable at $30. The shares began trading on March 15, 2006 and there were 3,198,584 warrants representing 799,646 shares available for exercise at May 31, 2006. For the three months and six months periods ending May 31, 2006 the dilutive effect of the warrants using the treasury stock method was 177,101 and 90,017, respectively.

         Fair value of financial instruments - The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

         Cash and cash equivalents - The carrying value of cash and cash equivalents was their fair values due to the relatively short maturity of these instruments.

         Long-term debt - The carrying value of fixed rate long-term debt was
$400,000 at May 31, 2006. It is not practicable to estimate the fair value of fixed rate long-term debt at December 31, 2004 since these agreements contain unique terms, conditions and restrictions, and there is no readily determinable similar instrument on which to base an estimate of fair value.

3.       PROPERTY AND EQUIPMENT - NET

A summary of property and equipment is as follows.

                                                       May 31,               November 30,
                                                        2006                     2005
                                                --------------------    --------------------

Land and improvements                                  $  3,671,806               $ 684,461
Construction in progress                                  8,151,736                  92,500
Computer equipment and software                              17,117                   7,408
Office furniture and equipment                               26,485                   2,477
Vehicles                                                     28,464                       -
                                                --------------------    --------------------
                                                       $ 11,895,608               $ 786,846
                                                ====================    ====================

Accruals for construction-in-progress (CIP) and retainage related to CIP are considered non-cash investing activities, therefore they are not included as purchases of property and equipment in the Statements of Cash Flows.

4.       OTHER ASSETS

A summary of other assets are as follows.

                                                                      May 31,              November 30,
                                                                       2006                    2005
                                                                --------------------    --------------------

Recoverable rail line costs                                             $ 3,500,000                 $     -
Site development costs from acquisition                                     445,619                       -
Debt issuance costs                                                         353,150                       -
Land option agreements                                                       21,600                   3,000
Equity in creditors                                                           2,000                       -
                                                                --------------------    --------------------
                                                                        $ 4,322,369                 $ 3,000
                                                                ====================    ====================

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses are as follows

                                                                      May 31,              November 30,
                                                                       2006                    2005
                                                                --------------------    --------------------

Construction-in-progress                                                $ 2,237,826               $  50,875
Retainage                                                                   817,257                       -
Other                                                                        52,802                 119,826
                                                                --------------------    --------------------
                                                                        $ 3,107,885               $ 170,701
                                                                ====================    ====================

Accruals for construction-in-progress (CIP) and retainage related to CIP are considered non-cash investing activities, therefore they are not included as purchases of property and equipment in the Statements of Cash Flows.

6.       STOCKHOLDERS' EQUITY

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

         In February 2006, the Company issued 100,000 shares to a director in exchange for 100% ownership in Superior Ethanol, LLC. Superior Ethanol, LLC had
cash of approximately $210,000 in its accounts, holds options on real estate, property tax abatements and other assets in an area where the Company intends to build an additional ethanol plant in Iowa.

         In May 2006, the company issued 10,900 shares to a director in exchange for land. The shares were valued at market of $43.90 per share. The land purchase was 68 acres of land near Superior Iowa in Dickinson County where the
Company intends to build a 50 Million Gallon, Fuel Grade Ethanol Plant.

         In May 2006, the company issued 2,500 shares valued at $93,250 to the
Shenandoah Chamber and Industry Association as a gift to enhance the Community of Shenandoah, Iowa.

         Purchasers of the Company's IPO that closed in November of 2005 bought
3,445,990 shares of the Company's common stock at $10 per share. Each share purchased in that offering was accompanied by a warrant. Four warrants are needed to purchase one share of common stock at $30. Said warrants expire on
December 31, 2007. Because the Company's common stock has been trading above the
$30 strike price in the recent past, some of the Company's shareholders have exercised their warrants. As of May 31, 2006, shareholders had exercised 247,408 warrants for which 61,852 shares of the Company's common shares were issued at
$30 per share, plus transfer fees, for total proceeds of $1,856,130. As of May
31, 2006 there were 3,198,582 warrants still outstanding that could be exercised for a total of 799,646 shares of common stock. If all warrants still outstanding were to be exercised, the Company would realize an additional $23,989,365 of paid-in capital, plus transfer fees.

7.       COMMITMENTS AND CONTINGENCIES

         In October 2005, the Company entered into an agreement with Fagen
Engineering for design services for the Phase I and II Pre Engineering work to be done at the Plant site by the Company, prior to turning the site over to
Fagen, Inc. for the construction of the Plant itself. The Company agreed to pay
Fagen Engineering a lump sum fee for said engineering. However, said amount is included as part of the total cost of the Plant itself, as outlined in the
Design Build Contract we have entered into with Fagen, Inc. ("Fagen"), which is anticipated to be $55,881,454. Therefore, the cost of the pre-engineering will be deducted from the total cost of Plant once we pay for the pre-engineering work. All payments are due upon receipt, and the Company is to be billed as work is completed.

         In October 2005, the Company entered into an agreement with a company for air permitting and a storm water runoff plan for $11,000. The Company later hired the same consulting company to perform additional work in connection with other permits and notices needed for construction at the Shenandoah site, as well as for additional work at the Superior site for additional nominal amounts.
All payments are due upon receipt, and the Company is to be billed as work is completed. As of May 31, 2006, the Company had paid $24,438 of the total amount to be billed. We continue to use this firm to do work related to our plant development activities.

         The Company entered into a construction agreement dated January 13,
2006, with Fagen Inc., under which Fagen, Inc. will provide all work and services in connection with the engineering, design, procurement, construction startup, performances tests, training for the operation and maintenance of its
Plant and provide all material, equipment, tools and labor necessary to complete the Plant. As consideration for the services to be performed, Fagen, Inc. will be paid $55,881,454, subject to adjustments. The Company is required to pay an initial payment of $5,000,000, less retainage, at the time of the notice to proceed. The Company paid $4.5 million to Fagen, Inc. during the quarter ended
May 31, 2006, when Fagen mobilized and commenced construction of the Plant in
Shenandoah. At May 31, 2006, the Company owed Fagen $1,610,518 (retainage had been deducted in this amount) for progress billings. The Company is required to make payments to Fagen, Inc. based upon monthly applications for payment. At May
31, 2006, accrued retainage for Fagen, Inc. is $678,946.

         On February 6, 2006, we entered into a Master Loan Agreement,
Construction and Term Loan Supplement, Construction and Revolving Term Loan
Supplement, Security Agreement and Real Estate Mortgage with Farm Credit
Services of America, FLCA whereby the lenders will loan up to $47,000,000. The loan proceeds are to partially finance construction of the Plant and to provide funding for working capital purposes. The Plant is to be in production by no later than May 1, 2007 and construction costs are not to exceed an aggregate of
$71,000,000, net of refundable sales taxes. The loan is comprised of a
$30,000,000 amortizing term loan and a $17,000,000 revolving term facility. The interest rate on the both loans will be LIBOR plus 335 Basis Points. Once operations at the Plant commence, the rate of interest can then be adjusted downward if certain performance provisions are achieved under the terms of the loan agreement.

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

         In April of 2005, we were awarded a $300,000 zero interest loan, and a
$100,000 forgivable loan (grant) by the State of Iowa. We signed that agreement in August of 2005. However, we could not receive the funds until the other funding for the Plant had been secured (equity and debt financing). On March 8,
2006, the $400,000 was received into the accounts of the Company. We have agreed to pay the $300,000 loan back in installments of $5,000 per month over a 60 month period. The first payment on the $300,000 loan is due on October 1, 2006.

         In February of 2006, we entered into an agreement with Mathiowetz
Construction to do the grading and dirt work at the site in Shenandoah, Iowa to prepare the site for Fagen so construction on the Plant could commence. The original contract was for approximately $1.75 million. There was a change order for an additional sum of $164,447. We have been billed and paid $1,619,031
(retainage has been deducted in this amount) through May 31, 2006. The accrued retainage associated with this contract at this date is $85,211.

         In April of 2006, we entered into an agreement with Peterson
Contractors, Inc. to install the geopiers to support certain buildings to be constructed at the Plant. The contract is for $1,062,000 and as of May 31, 2006 the company had paid $409,342 (retainage has been deducted in this amount). At
May 31, 2006, the company owed $599, 558 (plus retainage) for work performed in accordance with the contract. The total accrued retainage at May 31, 2006 was
$53,100.

8.       BUSINESS COMBINATION

         On February 22, 2006, the Company acquired Superior Ethanol, LLC
(Superior) pursuant to a Share Exchange Agreement. The Company issued 100,000 shares of common stock based on a per share price of $10 in exchange for the shares of Superior. Superior had cash, options for 159 acres of land in
Dickinson County, Iowa and the management of Superior had spent considerable time and resources to acquire the options and develop the project of building an ethanol plant on the land held by the options as well as other properties.
Therefore, the following summary is the purchase price allocation of the
Superior Ethanol, LLC exchange transaction.

Assets                                                                 Value
------------------------------------------------------------------------------------
Cash                                                                    $   210,291
Options on land                                                              11,100
Site development costs                                                      778,609
                                                                --------------------
                                                                        $ 1,000,000
                                                                ====================

The company has allocated the site development cost to the land based on acres.
The company has purchased 68 acres of land and allocated $332,990 of the site development costs to this land as a cost to acquire this property. The remaining
$445,619 is recorded as an Other Asset and the Company does not believe it is impaired at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed results of operations and financial condition. The discussion contains forward-looking statements that involve risks and uncertainties. Actual events or results may differ materially from those indicated in such forward-looking statements. The discussion should be read in conjunction with the financial statements and accompanying notes included herewith, our Amended Annual Report for the year ended November 30, 2005, that was previously filed with the SEC, the financial statements included therewith and notes thereto and the risk factors contained therein.

Overview

         We are a start-up company in the development stage (FASB #7 -
Accounting and Reporting by Development Stage Enterprises) which was formed for the purpose of building a plant to produce ethanol and animal feed products in
Shenandoah, Iowa (the "Plant"). We do not expect to operate at a profit before our first ethanol Plant is completely constructed and operational.

         We have incurred an accumulated loss of $325,883 from inception (June
29, 2004) through May 31, 2006. We believe we will incur significant losses from this time forward until we complete the construction of our Plant in Shenandoah and commence operations at that location. We have acquired land in Dickinson
County, Iowa and have options to acquire more property in that area where we intend to build our second plant near Superior. We also have options to purchase land in Atlantic, Iowa, as well as another area in Iowa, where we are considering constructing two additional ethanol plants. We anticipate that our second and third plants will both be 50 million gallon plants. However, we may decided to build a 100 million gallon plant in Superior if our efforts to build at one of the other spots we have options on in Iowa do not come to fruition or if the sites do not prove to be feasible for various reasons after our due diligence is completed. We also recently acquired an option to purchase land in
Wadena, MN, where we are investigating the feasibility of building an ethanol plant. However, there is no assurance that we will be successful in our efforts to complete the building or commence operations of the ethanol Plant in
Shenandoah or at any of these other sites. Even if we successfully meet all of these objectives and begin operations of an ethanol Plant(s), there is no assurance that we will be able to operate profitably.

         We raised gross proceeds of $34,459,900 in our initial public offering that closed in November 2005. We expect that the Shenandoah project will cost approximately $82.6 million. We raised approximately $637,500 in seed capital prior to commencing our public offering. We entered into loan arrangements whereby Farm Credit Services of America, FLCA and other participating lenders have agreed to loan us up to $47,000,000 to use for construction costs and working capital. We also have secured $400,000 of funding from the Iowa

Department of Economic Development including $300,000 as a zero interest loan and $100,000 as a grant based on certain requirements and covenants. Therefore, we have the necessary funding to commence construction of the Shenandoah Plant.
However, to build at the other sites, we will need to raise additional capital.
We intend to raise the needed equity through public or private offerings of our securities and/or by borrowing additional funds. There can be no assurance given that we will be able to acquire the funding necessary for these additional projects at reasonable terms or at all.

         Representatives from Fagen Inc., our contractor in Shenandoah, have informed the Company that the 50 million gallon per year Plant that we intend to build in Shenandoah will consume on an annual basis approximately 18 million bushels of locally grown corn and annually produce approximately 50 million gallons of fuel-grade, denatured ethanol, and approximately 160,000 tons of DDGS on a dry basis. We have hired RPMG of Belle Plaine, MN, an independent broker, to sell the ethanol produced at the Shenandoah plant and have contracted with
Commodity Specialists of Minneapolis, MN to sell the DDGS produced at the
Shenandoah plant. We believe there are over 200 hundred thousand cattle in feed lots within a 50 mile radius of the Plant in Shenandoah. We believe we can sell a portion of our distillers grains in a wet form because of this, which we anticipate will save us a significant amount of money because we will not need to dry the grain before selling it.

         Additionally, in discussions with representatives from Fagen, Inc. we have been informed that the Plant in Shenandoah will produce approximately 148 thousand tons of carbon dioxide that may be recovered on an annual basis. While we intend to have discussions with companies regarding construction of a facility to capture raw carbon dioxide prior to completion of the Plant, we presently have no agreement with any third party to capture or market the raw carbon dioxide, and the market may be too saturated in Iowa to recover the carbon dioxide profitably. We therefore may choose to vent off the C0(2) and may have no market for it of any kind.

         The Plant in Shenandoah lies adjacent to a spur line of the BNSF
Railway Company (BNSF). However, the spur (the "SPUR") on which the Plant will be located was closed last year and is currently being upgraded by BNSF to meet
HAZMAT (Hazardous Materials) standards. On January 26, 2006, we entered into an
Allowance Contract (the "Allowance Agreement") with BNSF which included our agreement with BNSF to renovate and maintain approximately 20 miles of track on the SPUR.

         Upon signing the Allowance Agreement, we paid $3.5 million to BNSF for the SPUR renovation. The renovation work is currently being done by BNSF. BNSF has informed the Company that they expect to have the renovation completed by approximately the middle of September of this year, in time for the fall harvest. Once the renovation is completed, BNSF will own, operate and maintain the SPUR, as long as GPRE meets certain annual volume thresholds (cars placed on the rail) as outlined in the Allowance Agreement. We are entitled to receive refund payments from BNSF to reimburse us for this expense, but only to the extent that our usage of the line meets the annual volume thresholds. There can be no assurance that our usage will meet the annual volume thresholds or that we will be reimbursed for all or any part of the renovation costs. If BNSF were to ever sell the line to a third party (short-line), we would be entitled to repayment by BNSF. In the future, if there is any additional, major, renovation needed to be done to the SPUR, it is GPRE's responsibility to pay for any such additional, major, renovation. The Allowance Agreement is for a term expiring on
September 14, 2015.

         We entered into an agreement with RPMG of Belle Plaine, MN in February
2006 to sell our ethanol production from the Shenandoah plant. We have also entered into an agreement with Commodity Specialists of Minneapolis, MN to sell our animal feed products from the Shenandoah plant. Although we may decide to use the same marketers at our other proposed plants, we have not yet entered into any such agreements with anyone concerning the Superior and Atlantic sites.
We will be hiring staff for the direct operation of the Plants, and currently expect to employ approximately 35 people at each plant. We do not intend to hire a sales staff to market our products. It is anticipated that the third-party marketing agents we have hired will coordinate the sales of our products as well as coordinate all shipping at the Shenandoah plant and that the same type of arrangement will exist at our other proposed plants when and if they are built.

         The following table describes our proposed use of proceeds, based upon our current cash reserves and loan arrangements. The total proceeds is estimated to be $82,587,384. We anticipate that the cost of the Shenandoah project will be approximately $82.6, which includes $7.5 million in working capital. However,

the actual use of funds is based upon contingencies, such as the estimated cost of the Plant's construction, the regulatory permits required and inventory costs, which are driven by the market, and an early completion bonus that we may have to pay to Fagen if they complete the construction of the Plant ahead of schedule. Therefore, the following figures are intended to be estimates only and the actual use of funds may vary significantly from the descriptions given below depending on the contingencies described above. However, we anticipate that any variation in our use of proceeds will occur in the level of proceeds attributable to a particular use (as set forth below) rather than a change from one of the uses set forth below to a use not identified in this report.

                       Projected Sources and Uses of Funds

Estimated Sources of Funds:
     Share Proceeds (less fees plus interest)                             $       34,549,884
     Zero Interest Loan and Grant from State of Iowa                                 400,000
     Seed Capital                                                                    637,500
     Term and Revolving Debt Financing                                            47,000,000
                                                                          ------------------
Total Estimated Sources of Funds                                          $       82,587,384
                                                                          ==================

Estimated Uses of Funds:
     Plant Construction and Estimated Misc. Costs                         $       59,926,300
     Estimated Site Costs                                                          4,295,000
     Estimated Railroad Costs                                                      5,600,000
     Estimated Fire Protection/Water Supply Costs                                  2,216,000
     Estimated Rolling Stock Costs                                                   240,000
     Estimated Financing Costs and Capitalized Interest                            1,402,500
     Estimated Pre-Production Period Costs                                           710,000
     Estimated Inventory & Working Capital Costs                                   8,197,584
                                                                          ------------------
Total Estimated Use of Funds                                              $       82,587,384
                                                                          ==================

         The City of Shenandoah awarded us a 15 year property tax abatement that we would be able to receive if the City annexed the Plant site into its boundaries. We asked for voluntary annexation into the City limits and were annexed into the City on February 15, 2006. It is anticipated that it will result in significant long-term savings.

Plan for the Next 24 Months of Operations

         We expect to spend the next 24 months in the design-development and construction of the Plant at Shenandoah, and thereafter commence production of ethanol and distillers grains at the Plant. We expect to have sufficient cash on hand to cover all costs associated with construction of the project, including but not limited to, utilities, construction, equipment acquisition and site development. In addition, we expect to have enough cash to cover our costs through this period, including staffing, office costs, audit, legal, compliance and staff training. We estimate that we will need approximately $82,587,384 to complete the project, which includes $7.5 million in working capital. At present, we believe we have sufficient funds to complete the Shenandoah project and hope to be complete the project under budget. However, if Fagen completes that Plant early, we will have to pay Fagen an early completion bonus. If this were to happen, we could expend the extra cash by paying the early completion bonus. We also anticipate spending considerable time in our efforts to build additional ethanol plants, near Superior, Iowa and another near Atlantic, Iowa or at another location where we have acquired options to purchase land.

         The tables in the Overview section above describing the estimated sources of funds and various costs associated with the project in Shenandoah also describe operations at that site for the next 24 months. These tables are only estimates and actual expenses could be higher or lower due to a variety of factors described in the section of our Annual Report entitled "Risk Factors".

Other Proposed Ethanol Plants

         On February 22, 2006, we acquired all of the outstanding ownership interest in Superior Ethanol, LLC. Superior has options to acquire at least 159 acres of property in Dickinson County, Iowa, has completed a feasibility study relating to the construction of an ethanol plant on this site, the site is zoned as "heavy industrial," the site has been awarded a property tax abatement from
Dickinson County, Iowa, and Superior Ethanol had approximately $210,000 in cash at closing. We are using those funds to pay for the development work being done in preparation for building plants in Superior and Atlantic. As of May 31, 2006, we had spent approximately $76,000 of those funds leaving the accounts of
Superior Ethanol with an approximate balance of $134,000. In consideration for the acquisition of Superior as a wholly owned subsidiary of the Company, we issued 100,000 shares of our restricted common stock to Brian Peterson, a director of the Company. Prior to the acquisition, substantially all of Superior was owned by Mr. Peterson. The stock was issued prior to the commencement of trading on the NASDAQ Capital Market.

         Operational plans continue to progress on the Superior ethanol plant project with the builder, the rail engineers, and the utility consultants. We intend to build a 50 million gallon ethanol plant at this site. The location of the plant at the site has been determined, an application for an air permit was filed with the Iowa Department of Natural Resources (IDNR) on April 19, 2006 and
the application was approved on June 13, 2006.

         It is anticipated that Agra Industries ("Agra") of Merrill, Wisconsin will be the design builder of the plant. We are presently negotiating a final
Design-Build contract with Agra, but we have not yet entered into any binding arrangements with Agra, with the exception of a letter of intent that states that Agra is bound to build for us before Agra can build for anyone else in the coming months, provided that we have sites ready to build. It is anticipated that Delta T will be the technology provider in Superior. We are not using Fagen at these other sites because Fagen is presently booked until the end of 2007. If we are able to secure the necessary approvals, enter into binding arrangements with our builder and obtain the necessary funding, of which there can be no assurance, it is anticipated that construction could commence within the next few months, with a completion date in the fall of 2007. It is anticipated that this project will require approximately $90 to $94 million to fund a 50 million gallon plant. To date, we have not secured any bank or other funding for this project and there can be no assurance that we will obtain the necessary funding or approvals. The projected cost for this plant is higher than the plant being built in Shenandoah due to sharp increases in the costs of raw materials such as steel and cement. We are also considering adding a bio-mass burner at the plant in Superior that will be capable of burning distillers grains to run the plant.
However, if we decide to do so, the plant will also be able to operate on natural gas if need be. We believe that burning distillers grains to operate the plant could result in significant savings to the Company.

         We are also seeking funding to build a third 50 million gallon dry mill, fuel grade ethanol plant. We have options to purchase land in Atlantic,
Iowa, Sloan, Iowa, Anita, Iowa and Wadena, Minnesota for the additional plant.
Our objective is to build our third plant in Atlantic, Iowa if we can obtain the necessary county approvals. The Cass County Board of Supervisors has asked us to perform a traffic study, a rail study, and a water study to determine the impact an ethanol plant located at our proposed site will have in these areas and how a plant would impact the local residents. We have conducted these studies and anticipate presenting the findings to the Cass County Board in the near future.
If we are not able to obtain the necessary approvals in the immediate future, then we plan to build our third plant in Sloan, Iowa, Anita, Iowa, Wadena,
Minnesota or such other location as we may select.

         It is anticipated that Agra will be the design builder of our third plant. Agra has signed a letter of intent that states that Agra is bound to build for us before Agra can build for anyone else in the coming months, provided that we have sites ready to build. It is anticipated that Delta T will be the technology provider in for our third plant.

         It is anticipated that, like the Superior plant, this project will require approximately $90 to 94 million to fund a 50 million gallon plant. To date, we have not secured any bank or other funding for this project and there can be no assurance that we will obtain the necessary funding or approvals.

Operating Expenses

         We currently have operating expenses, such as salaries for our
President, General Manager, our accountant, and other office staff. We will have additional operating expenses for other staff as they are hired. Along with such operating expenses, we anticipate that we will have significant expenses related to financing and interest. We have allocated funds in our capital structure for these expenses. However, there can be no assurance that the funds allocated are sufficient to cover the expenses. We may need additional funding to cover these costs if sufficient funds are not retained up-front or if costs are higher than expected.

Results of Operations

         For the three and six months ended May 31, 2006, we realized net income of $110,037 and $121,866, respectively, compared to a losses of $231,524 and
$341,014 during the comparable periods from the prior year. Our net income for the three and six months ended May 31, 2006 resulted from $565,126 and $700,765, respectively, in interest income earned on the funds raised in our public offering and money received from warrants that have been exercised by our shareholders, less $455,089 and $578,900, respectively, in operating expenses.
During the three and six months ended May 31, 2005, our interest income was $242 and $1,466, respectively, and our operating expenses were $231,766 and $342,280, respectively. Our increased operating expenses for the three and six month periods ended May 31, 2006, related primarily to an increase in our general and administrative costs, increased consulting costs, costs associated with various permits needed to build the our new plants, and various costs associated with the commencement of construction at the Shenandoah site.

         We expect to hire additional employees as construction proceeds on the
Plant as we will need a fully trained staff to operate the Plant. We anticipate having to do the same with our other plants. In 2006, our operating expenses were offset by interest earned on the funds we have invested until they are used in the construction of our Plant. We earned $700,765 of interest income in the six month period ended May 31, 2006, compared to $1,466 for the comparable period in 2005. This interest income will decrease as we pay for the construction of the Plant. We have not had any operating revenues through May
31, 2006 and do not expect to have any revenues through the remainder of 2006.

         We have also begun to expend capital on the Superior site as well as the Atlantic site. The engineering work has begun on the Superior site and the soil borings have been completed as of the writing of this document. We also recently drilled a test well at the Atlantic site and anticipate drilling another test well at an additional site in Iowa where we have obtained an option to purchase land. We have also incurred and paid consulting costs with and to
PlanScape Partners of Minnesota who the Company has engaged to help us develop the other sites at which we intend to build additional Plants. We are using the funds from Superior Ethanol and additional funds receipted into the accounts of the Company from the exercise of warrants to pay for these additional costs.

Liquidity and Capital Resources

         At May 31, 2006 we had $25,596,781 in cash and equivalents. We anticipate that our working capital requirements for the next twenty-four months will be as described above. We believe that we have secured sufficient funding to complete construction and begin operating our Shenandoah ethanol plant. We believe that we will need to secure approximately $90 to $94 million in new funding to build the proposed ethanol plant in Superior, Iowa, and that we would need to secure approximately the same amount in additional funding to build the proposed ethanol plant in Atlantic, Iowa, or at one of the other locations where we have obtained options to purchase land and where we intend to build additional plants. We recently filed a registration statement on Form S-3 with the Securities and Exchange Commission and it is our intention to raise additional capital to build these other two Plants with the proceeds from that offering(s). However, at the writing of this document, we have no funding arrangements in place for the additional two ethanol projects and there can be no assurance that we will obtain funding for these projects or that funding will be available on advantageous terms.

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
Advances correlate to budget and construction timeline projections, with verification of progress by a third-party engineer. The loans will bear interest at the rate of LIBOR plus 3.35%. We paid a loan origination fee in the amount of
$352,500, $650 of expenses, $2,000 for equity in creditors Farm Credit and
CoBank). There is an annual administration fee in the amount of $25,000, beginning November 1, 2007, and an unused commitment fee equal to 1/2% of the unused revolving term. Appraisal, inspecting engineer, and title company insurance and disbursing fees are also at the Company's expense.

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

Contractual Obligations

         Our contractual obligations as of May 31, 2006 were as follows:

Contractual Obligations                                            Payments Due by Period

                                                       Less Than 1
                                           Total           Year          1-3 Years        3-5 Years     Thereafter

Long-Term Debt Obligations (1)          $   300,000   $    40,000     $     120,000      $   120,000   $    20,000
Capital Lease Obligations
Operating Lease Obligations             $    84,082   $    29,676     $      54,406
Purchase Obligations (2)                $52,329,548   $52,329,548
Other Long-Term Liabilities
     Total                              $52,713,630   $52,399,224     $     174,406      $   120,000   $    20,000
------------------
(1) The $100,000 from Iowa Department of Economic development is recorded as a non-refundable grant.
(2) Includes the agreements with Mathiowetz Construction ($295,436) to do the grading and dirt work, Peterson Contracting, Inc. ($652,658) for geopiers, and Fagen, Inc. ($51,381,454) for construction at the site in Shenandoah,
   Iowa.

Critical Accounting Policies

         Property and equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets which is currently 3-7 years. Land improvements and construction in progress will be depreciated upon the commencement of operations at the property, which is expected to occur in the late Spring of 2007. The money withheld on work performed for land improvements and construction in progress is included in these accounts and offset by a current liability for accrued retainage.

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

         Recoverable rail line costs - The Company was required by the railroad to pay the cost to renovate the spur rail line running from Red Oak, Iowa to
Shenandoah, Iowa and then to its plant. The Company's shipping contract with the railroad provides that the railroad will rebate to the Company the cost of renovating the spur line on a per rail car load basis. Should the Company place sufficient cars on the rail line it will be reimbursed $50 to $150 per rail car up to a maximum of $3,500,000. This rebate will be recorded as a reduction of the cost of the rail line until the full amount has been recovered. The agreement also provides that if the rail line is sold by the railroad, the
Company will be repaid the unrecovered portion of the rail line costs.

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

         The Company granted no warrants or options for compensation for the period ended May 31, 2006.

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

Grant and Government Programs

         In April of 2005 we were awarded a $300,000 zero interest loan and a
$100,000 forgivable loan (grant) from the State of Iowa's Department of Economic
Development. These funds became available to us once we closed on our financing, and were receipted into the accounts of the Company in March of 2006. This loan and grant have covenants based on creating jobs that we believe we will fulfill over the term of the agreements.

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

         o  The availability and adequacy of our cash flow to meet our requirements, including payment of loans;

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

         o  Other factors discussed under "Risk Factors" in our annual report on
            Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         We are a start-up company in development stage, which was formed for the purpose of building a Plant to produce ethanol and animal feed products in southwestern Iowa, and anticipate locating other sites and building other plants in other parts of Iowa or other states within the corn-belt. We also intend to aggressively pursue that acquisition of existing ethanol plants that are already in operation. However, we are not presently conducting operations as an ethanol producer and are not presently subject to market risks. If and when we begin
Plant operations, we will be exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below. We do not expect to have exposure to foreign currency risk as all of its business is expected to be conducted in U.S. dollars.

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

Item 4. Controls and Procedures

         The Company has evaluated, with the participation of the Company's
Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of
May 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

         Not applicable

Item 1A. Risk Factors

         There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended November 30,
2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

         The Securities and Exchange Commission declared our registration statement on Form S-1 (SEC Registration No. 333-121321) effective on March 9,
2005. We commenced our initial public offering shortly thereafter. Our initial public offering was for the sale of up to 3,800,000 shares of our common stock at $10 per share. Each share purchased included a warrant to purchase 1/4 of an additional share of common stock from the Company at a purchase price of $30 per share. The offering ranged from a minimum aggregate offering amount of
$29,667,000 to a maximum aggregate offering amount of $38,000,000. Our registered offering and escrow agreement required that we raise the $29,667,000 in proceeds by November 29, 2005 and secure a letter of commitment for debt financing by November 29, 2005, both of which were accomplished in a timely manner.

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

     Number of Shares           Aggregate Price of
    Registered for Sale           Shares Offered               Shares Sold           Aggregate Price of Shares Sold
    -------------------           --------------               -----------           ------------------------------
         3,800,000                  $38,000,000                 3,445,990                     $34,459,900

         In late November 2005 we began releasing funds from escrow. The following table describes our use of net offering proceeds through May 31, 2006:

Recoverable rail line costs                                   $    3,500,000
Real property                                                 $      684,461
Land improvements                                             $    1,634.485
Construction- in-progress                                     $    5,181,862
Debt financing fees and equity in creditors                   $      355,150
Other costs                                                   $      572,846
                                                              --------------
     Total                                                    $   11,928,804
                                                              ==============

         All of the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning
10% or more of our shares. This total does not include operating expenses incurred in prior periods.

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

Item 5. Other Information

         None

Item 6. Exhibits

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

   10.1             Letter Agreement by and between the Company and U.S. Energy,
                    Inc., dated October 5, 2004 (Incorporated by reference to
                    Exhibit 10.5 of the Company's Registration Statement on Form
                    S-1 filed December 16, 2004, File No. 333-121321)

   10.2             Letter of Intent by and between the Company and the City of
                    Shenandoah, dated December 16, 2004 (Incorporated by
                    reference to Exhibit 10.7 of the Company's Registration
                    Statement on Form S-1/A filed February 4, 2005, File No.
                    333-121321)

   10.3             Master Loan Agreement, dated January 30, 2006, by and
                    between the Company and Farm Credit Services of America,
                    FLCA (Incorporated by reference to Exhibit 10.1 of the
                    Company's Current Report on Form 8-K, dated February 6,
                    2006)

   10.4             Construction and Term Loan Supplement, dated January 30,
                    2006, by and between the Company and Farm Credit Services of
                    America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated February 6,
                    2006)

   10.5             Construction and Revolving Term Loan Supplement, dated
                    January 30, 2006, by and between the Company and Farm Credit
                    Services of America, FLCA (Incorporated by reference to
                    Exhibit 10.3 of the Company's Current Report on Form 8-K,
                    dated February 6, 2006)

   10.6             Security Agreement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA
                    (Incorporated by reference to Exhibit 10.4 of the Company's
                    Current Report on Form 8-K, dated February 6, 2006)

   10.7             Administrative Agency Agreement, dated January 30, 2006, by and between the Company, Farm Credit Services of America,
                    FLCA and CoBank, ACB (Incorporated by reference to Exhibit
                    10.5 of the Company's Current Report on Form 8-K, dated
                    February 6, 2006)

   10.8             Real Estate Mortgage and Financing Statement, dated January
                    30, by and between the Company and Farm Credit Services of
                    America, FLCA (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K, dated November 30,
                    2005)

   10.9             Lump Sum Design Build Agreement, dated January 13, 2006, by and between the Company and Fagen, Inc. (Incorporated by
                    reference to Exhibit 10.15 of the Company's Annual Report on
                    Form 10-K/A, dated November 30, 2005)

   10.10            Allowance Contract, by and between the Company and BNSF
                    Railway Company, dated January 26, 2006 (Incorporated by
                    reference to Exhibit 10.14 of the Company's Annual Report on
                    Form 10-K, dated November 30, 2005)

  EXHIBIT NO.                        DESCRIPTION OF EXHIBIT

   10.11            Share Exchange Agreement, dated February 22, 2006, by and
                    between the Company and the parties identified therein
                    (Incorporated by reference to Exhibit 10.14 of the Company's
                    Annual Report on Form 10-K, dated November 30, 2005)

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

                                              GREEN PLAINS RENEWABLE ENERGY, INC.

Date: June 27, 2006                           By  /s/ Barry A. Ellsworth
                                                 Barry A. Ellsworth
                                                 President
                                                 (Principal Executive Officer)

Date: June 27, 2006                           By  /s/ Dan Christensen
                                                 Dan Christensen
                                                 Treasurer
                                                 (Principal Financial Officer)

