Form 10-Q
period 2006-08-31
GREEN PLAINS RENEWABLE ENERGY, INC.
filed 2006-10-16
CIK 1309402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the Quarterly Period Ended August 31, 2006

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


                    4124 Airport Road, Shenandoah, Iowa 51601
                    -----------------------------------------
                    (Address of principal executive offices)


                                 (712) 246-2932
                 -----------------------------------------------
                (Issuer's telephone number, including area code)

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding as of October 9, 2006
                 -----                     ---------------------------------
     Common Stock, $.001 par value                  6,002,736 Shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

           Condensed Consolidated Balance Sheets as of August 31,
              2006 (Unaudited) and November 30, 2005                         3

           Condensed Consolidated Statements of Operations for
              the three months ended August 31, 2006 (Unaudited)
              and August 31, 2005 (Unaudited), nine months ended
              August 31, 2006 (Unaudited) and August 31, 2005
              (Unaudited) and the period from Inception on June
              29, 2004 through August 31, 2006 (Unaudited)                   4

           Condensed Consolidated Statements of Cash Flows for
              the nine months ended August 31, 2006 (Unaudited)
              and August 31, 2005 (Unaudited) and the period from
              Inception on June 29, 2004 through August 31, 2006
              (Unaudited)                                                    5

           Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                    7

Item 2:   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       14

Item 3:   Quantitative and Qualitative Disclosures About Market Risk        24

Item 4:   Controls and Procedures                                           25


                   PART II - OTHER INFORMATION

Item 1:   Legal Proceedings                                                 25

Item 1A:  Risk Factors                                                      25

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds       25

Item 3:   Defaults Upon Senior Securities                                   26

Item 4:   Submission of Matters to a Vote of Security Holders               26

Item 5:   Other Information                                                 26

Item 6:   Exhibits                                                          26

Signatures                                                                  28

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                      GREEN PLAINS RENEWABLE ENERGY, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    ASSETS
                                                                                August 31,       November 30,
                                                                                   2006              2005
                                                                             ----------------- -----------------
                                                                               (Unaudited)
Current Assets
     Cash and cash equivalents                                                   $ 54,442,948      $  5,794,936
     Securities                                                                             -        28,064,700
     Interest receivable                                                              190,863                 -
     Prepaid expenses and deposits                                                    587,827                 -
     Derivative financial instruments                                                 144,888                 -
                                                                                 ------------      ------------

        Total current assets                                                       55,366,526        33,859,636


Property and Equipment - net                                                       31,437,243           786,846

Other Assets                                                                        4,345,869             3,000
                                                                                 ------------      ------------
     Total assets                                                                $ 91,149,638    $   34,649,482
                                                                                 ============    ==============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                                        $ 5,688,202      $    170,701
     Current maturities of long term debt                                              55,000                 -
                                                                                 ------------      ------------
        Total current liabilities                                                   5,743,202           170,701

Long -term debt less current maturities                                               345,000                 -

Commitments and Contingencies

Stockholders' Equity
     Common stock; $.001 par value, 25,000,000 shares authorized,
        6,002,736 and 4,215,990 shares issued and outstanding, respectively             6,003             4,216
     Additional paid-in capital                                                    85,424,806        34,922,314
     Accumulated deficit                                                             (369,373)         (447,749)
                                                                                 ------------      ------------
        Total stockholders' equity                                                 85,061,436        34,478,781
                                                                                 ------------      ------------

Total liabilities and stockholders' equity                                       $ 91,149,638      $ 34,649,482
                                                                                 ============      ============


                    See accompanying notes to condensed consolidated financial statements.

                                                         3

                                               GREEN PLAINS RENEWABLE ENERGY, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)


                                                                                                 For the Period
                                                                                                 From Inception
                                                                                                   On June 29,
                                     For the Three Months Ended    For the Nine Months Ended          2004
                                              August 31,                   August 31,                Through
                                     ---------------------------- -----------------------------     August 31,
                                         2006            2005          2006           2005            2006
                                     -------------- ------------- --------------- ------------- ------------------
Revenues                               $         -  $          -    $          -  $          -       $          -

Operating expenses                         598,622       222,433       1,177,522       564,913          1,957,489
                                       -----------  ------------    ------------  ------------       ------------
Loss from operations                      (598,622)     (222,433)     (1,177,522)     (564,913)        (1,957,489)

Other income
      Unrealized gain on
      financial derivative
      instruments                           77,388             -          77,388             -             77,388
      Interest income                      477,744           420       1,178,510         1,886          1,510,728
                                       -----------  ------------    ------------  ------------       ------------

Income (loss) before provision
 for income taxes                          (43,490)     (222,013)         78,376      (563,027)          (369,373)

Provision for income taxes                       -             -               -             -                  -
                                       -----------  ------------    ------------  ------------       ------------
Net income (loss)                      $   (43,490) $   (222,013)   $     78,376  $   (563,027)      $   (369,373)
                                       ===========  ============    ============  ============       ============

Net income (loss) per common
share
       Basic                           $     (0.01) $      (0.29)   $       0.02  $      (0.74)
                                       ===========  ============    ============  ============
      Diluted                          $     (0.01) $      (0.29)   $       0.02  $      (0.74)
                                       ===========  ============    ============  ============

Weighted average common
  shares outstanding -
       Basic                             4,940,821       765,000       4,504,373       765,000
                                       ===========  ============    ============  ============
       Diluted                           4,940,821       765,000       4,576,887       765,000
                                       ===========  ============    ============  ============



                                See accompanying notes to condensed consolidated financial statements.

                                                                4

                                               GREEN PLAINS RENEWABLE ENERGY, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)

                                                                                                     For the Period
                                                                                                     From Inception
                                                                                                    On June 29,2004
                                                               For the Nine Months Ended                Through
                                                                      August 31,                       August 31,
                                                               2006                 2005                  2006
                                                       --------------------- -------------------- --------------------
Cash flows from operating activities:
    Net income (loss)                                         $      78,376        $    (563,027)       $    (369,373)
    Adjustments to reconcile net income (loss) to
      net cash used by operating activities:
    Stock based compensation                                        143,250                    -              230,750
    Depreciation                                                      8,713                1,631               10,406
    Unrealized gains on derivative financial
      instruments                                                   (77,388)                   -              (77,388)
    Changes in operating assets and liabilities:
      Interest receivable                                          (190,862)                   -             (190,862)
      Prepaid expenses and deposits                                (587,826)                   -             (587,826)
      Accounts payable and accrued expenses                         152,075               39,718              322,821
                                                       --------------------- -------------------- --------------------

       Net cash used by operating activities                       (473,662)            (521,678)            (661,472)
                                                       --------------------- -------------------- --------------------

Cash flows from investing activities:
    Purchase of property and equipment                          (24,472,186)             (10,917)         (25,260,770)
    Purchase of securities                                                -                    -          (28,064,700)
    Payment of recoverable rail line costs                       (3,500,000)                               (3,500,000)
    Payments  related to land option agreements                     (23,500)                   -              (26,500)
    Purchase of derivative financial instruments                    (67,500)                   -              (67,500)
    Cash acquired in acquisition of subsidiary                      210,291                    -              210,291
    Sale of securities                                           28,064,700                    -           28,064,700
                                                       --------------------- -------------------- --------------------

       Net cash provided (used) by investing
          activities                                                211,805              (10,917)         (28,644,479)
                                                       --------------------- -------------------- --------------------

Cash flows from financing activities:
    Proceeds from the issuance of long-term debt                    400,000                    -              400,000
    Proceeds from issuance of stock                              48,882,519                    -           83,721,549
    Payment of loan fees and equity in creditors                   (372,650)                   -             (372,650)
                                                       --------------------- -------------------- --------------------

       Net cash provided by financing activities                 48,909,869                    -           83,748,899
                                                       --------------------- -------------------- --------------------

Net change in cash and equivalents                               48,648,012             (532,595)          54,442,948
Cash and equivalents at beginning of period                       5,794,936              626,093                    -
Cash and equivalents at end of period                         $  54,442,948        $      93,498        $  54,442,948
                                                       ===================== ==================== ====================

Supplemental disclosures of cash flow:

    Cash paid for income taxes                                $           -        $           -        $           -
                                                       ===================== ==================== ====================
    Cash paid for interest                                    $           -        $           -        $           -
                                                       ===================== ==================== ====================

Non-Cash Investing and Financing Activities:
    Common stock issued for acquisition of subsidiary:

      Deposits related to option agreement                    $      11,100        $           -        $      11,100
      Site development costs                                        778,609                    -              778,609
                                                       --------------------- -------------------- --------------------
       Total non-cash consideration for acquisition           $     789,709        $           -        $     789,709
                                                       ===================== ==================== ====================

    Continued on the following page


    Continued from the previous page

    Land for Superior Ethanol plant:

      Common stock issued for purchase of Superior
      plant land                                              $     478,510        $           -        $     478,510
      Purchase accounting cost allocated to site
      development cost allocated to Superior plant
      land                                                          332,990                    -              332,990
      Purchase accounting cost allocated to land
      options allocated to Superior plant land                       10,000                    -               10,000
                                                       --------------------- -------------------- --------------------
       Total purchase of Superior plant land                  $     821,500        $           -        $     821,500
                                                       ===================== ==================== ====================

    Accrued Construction-in-Progress:
      Construction-in-Progress                                $   3,405,428        $           -        $   3,405,428
      Accrued Retainage                                           1,959,998                    -            1,959,998
                                                       --------------------- -------------------- --------------------
      Total Accrued Construction-in-Progress                  $   5,365,426        $           -        $   5,365,426
                                                       ===================== ==================== ====================



                             See accompanying notes to condensed consolidated financial statements.

                                                               7

                       GREEN PLAINS RENEWABLE ENERGY, INC.
                          (A DEVELOMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         Green Plains Renewable Energy, Inc. (hereinafter referred to as the "Company") is a development stage company incorporated on June 29, 2004 under the laws of the state of Iowa. Green Plains Renewable Energy, Inc. was organized to construct and operate a 50 million gallon, dry mill, fuel grade ethanol plant in Shenandoah, Iowa (the "Plant"). Construction began in April, 2006. In August 2006, construction began on a second plant, similar to the Shenandoah facility, in Superior, Iowa. The Company also intends to build other dry mill, fuel grade ethanol plants within the State of Iowa and/or other States within the U.S., and may also expand to other regions outside of the U.S. in the future. However, in the immediate future, due to significant changes in the construction and stock markets, the Company intends to focus primarily on the completion and start-up of the two plants that we presently have under construction. We still intend to build other plants at other locations in the future, but believe that at this time it would be wiser to focus our energy on the two plants we have currently under construction.

         The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements included in our Form 10-K (the "Annual Report") as filed with the Securities and Exchange Commission and notes thereto and the risk factors contained therein for the fiscal year ended November 30, 2005.

         The interim financial statements present the condensed consolidated balance sheets, statements of operations and cash flows of Green Plains Renewable Energy, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

         The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of August 31, 2006, and the results of operations and cash flows presented herein, have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

         Cash and cash equivalents - For the purposes of reporting cash and cash flows, we consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents. Cash and cash equivalents as of August 31, 2006 included amounts in short term government funds which are not federally insured and balances in operating accounts in excess of federally insured limits. The Company has not experienced any losses in such accounts.

         Property and equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets which is currently 3-7 years. Land improvements and construction in progress will be depreciated upon the commencement of operations at the property. The money withheld on work performed for land improvements and construction in progress is included in these accounts and offset by a current liability for accrued retainage.

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

         Site development costs - Site development costs are business development expenditures incurred for professional fees for planning, zoning, permits, designs and other services and are expensed prior to the project reaching economic feasibility consistent with past practice. Economic feasibility is determined by the progress of funding the project. When the project is funded, these costs going forward are capitalized as the cost of the project.

         Recoverable rail line costs - The Company has entered into a contract with Burlington Northern Santa Fe (BNSF) that requires the Company to pay rail line renovation costs for the spur track running from Red Oak, Iowa to the Shenandoah plant. Included in the contract is a provision for reimbursement to the Company for the renovation costs up to $3,500,000 through rebates ($50 to $150) issued per rail car load - provided sufficient rail cars are placed on the rail line. The rebates will be recorded as a reduction to the track renovation costs until the full amount has been recovered. If the track is sold by BNSF, the agreement provides for repayment to the Company for any portion of the unrecovered renovation costs.

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

         The Company has granted no warrants or options for compensation from inception through the period ended August 31, 2006.

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

         For the three months and nine month periods ending August 31, 2006, the warrants issued to shareholders in the IPO and secondary offering were the only securities having a dilutive effect. There were 3,445,992 warrants issued in the IPO for one quarter of one share representing 861,498 shares exercisable at $30 per share. The shares began trading on March 15, 2006 and there were 3,172,884 warrants representing 793,221 shares available for exercise at August 31, 2006. There were 1,600,069 warrants issued in the secondary for one fifth of one share representing 320,014 shares exercisable at $60 per share. All of these warrants were outstanding on August 31, 2006. For the three months and nine months periods ending August 31, 2006, the dilutive effect of the warrants using the treasury stock method was 40,427 and 72,513, respectively. The Company incurred a loss for the three months ending August 31, 2006, and therefore the warrants are not included because they have an anti-dilutive effect.

         Fair value of financial instruments - The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

         Cash and cash equivalents - The carrying value of cash and cash equivalents was their fair values due to the relatively short maturity of these instruments.

         Long-term debt - The carrying value of fixed rate long-term debt was $400,000 at August 31, 2006. It is not practicable to estimate the fair value of fixed rate long-term debt at August 31, 2006 since these agreements contain unique terms, conditions and restrictions, and there is no readily determinable similar instrument on which to base an estimate of fair value.

         Derivative financial instruments - Derivatives such as exchange-traded futures are currently recognized on the balance sheet at fair value. At the present time and until operations commence and the company is generating a revenue stream from the production of ethanol, any and all fair value adjustments for derivative financial instruments will be recorded in the statement of operations as gains/(losses) in Other Income. Upon the commencement of operations for the production of ethanol, derivative financial instruments found to be highly effective hedges with their underlying commodity will be designated as cash flow hedges and recorded in "Other Comprehensive Income" net of tax.

3.       PROPERTY AND EQUIPMENT - NET

A summary of property and equipment is as follows.

                                                                    August 31,             November 30,
                                                                       2006                    2005
                                                                --------------------    --------------------
Land and improvements                                                   $ 3,477,437               $ 684,461
Construction in progress                                                 27,886,081                  92,500
Computer equipment and software, net                                         19,939                   7,408
Office furniture and equipment, net                                          26,822                   2,477
Vehicles, net                                                                26,964                       -
                                                                --------------------    --------------------
                                                                       $ 31,437,243               $ 786,846
                                                                ====================    ====================


Accruals for construction-in-progress (CIP) and retainage related to CIP are considered non-cash investing activities, therefore they are not included as purchases of property and equipment in the Statements of Cash Flows. These accruals were $5,365,426 as detailed footnote 5 below and in the Statements of Cash Flows.


4.       OTHER ASSETS

A summary of other assets are as follows.


                                                                    August 31,             November 30,
                                                                       2006                    2005
                                                                --------------------    --------------------
Recoverable rail line costs                                             $ 3,500,000               $       -
Site development costs from acquisition                                     445,619                       -
Debt issuance costs                                                         370,650                       -
Land option agreements                                                       27,600                   3,000
Equity in creditors                                                           2,000                       -
                                                                --------------------    --------------------
                                                                        $ 4,345,869               $   3,000
                                                                ====================    ====================


5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses are as follows


                                                                    August 31,             November 30,
                                                                       2006                    2005
                                                                --------------------    --------------------
Construction-in-progress                                                $ 3,405,428               $  50,875
Retainage                                                                 1,959,998                       -
Other                                                                       322,776                 119,826
                                                                --------------------    --------------------
                                                                        $ 5,688,202               $ 170,701
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

         In November 2005, the Company issued 3,445,990 shares of common stock to various non-related individuals and entities for cash totaling $34,459,900. The Company incurred $256,658 of costs related to this offering.

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

         On July 31, 2006, the Company closed on a secondary offering and issued 1,600,069 shares of common stock to various non-related individuals and entities for cash totaling $48,002,069. The Company incurred $1,168,536 of fees and costs related to this offering.

         Purchasers of the Company's IPO that closed in November of 2005 bought 3,445,990 shares of the Company's common stock at $10 per share. Each share purchased in the offering was accompanied by a warrant. Four warrants are needed to purchase one share of common stock at $30 per share. Said warrants expire on December 31, 2007. The Company's common stock was trading above the $30 strike price in the past. During these times, some of the Company's shareholders exercised their warrants. As of August 31, 2006, shareholders had exercised 273,108 warrants for which 68,277 shares of the Company's common shares were issued at $30 per share, plus transfer fees, for total proceeds of $2,048,985. As of August 31, 2006 there were 3,172,884 warrants outstanding that could be exercised for a total of 793,221 shares of common stock. If all warrants still outstanding were to be exercised, the Company would realize an additional $23,796,630 of capital.

         Purchasers of the Company's secondary offering, which closed on July 31, 2006, bought 1,600,069 shares of common stock at $30.00 per share. Each share purchased in the offering was accompanied by a warrant. Five warrants are needed to purchase one share of common stock at $60.00 per share. The total warrants in the offering were 1,600,069 for equivalent shares of 320,014. The warrants have a call option that can be exercised on twenty days' notice, subject to the price being above $72 for twenty consecutive trading days; otherwise the warrants can be exercised at any time through December 31, 2008. To date, no warrants issued in the secondary offering have been exercised.

         As of the date hereof, all of the warrants issued in the IPO and secondary offering are out of the money and there can be no assurance that any outstanding warrants will ever be exercised.

7.       COMMITMENTS AND CONTINGENCIES

         In October 2005, we entered into an agreement with Fagen Engineering for design services for the Phase I and II Pre Engineering work to be done at the Plant site by the Company, prior to turning the site over to Fagen, Inc. for the construction of the Plant itself. The Company agreed to pay Fagen Engineering a lump sum fee for said engineering. However, said amount is included as part of the total cost of the Plant itself, as outlined in the Design Build Contract we have entered into with Fagen, Inc. ("Fagen"), which is anticipated to be $55,881,454. Therefore, the cost of the pre-engineering will be deducted from the total cost of Plant once we pay for the pre-engineering work. All payments are due upon receipt, and the Company is to be billed as work is completed. This contract was completed during the current quarter ending August 31, 2006.

         On January 13, 2006, we entered into a construction agreement with Fagen Inc., under which Fagen, Inc. will provide all work and services in connection with the engineering, design, procurement, construction startup, performances tests, training for the operation and maintenance of its Plant and provide all material, equipment, tools and labor necessary to complete the Plant. As consideration for the services to be performed, Fagen, Inc. will be paid $55,881,454, subject to adjustments. The Company was required to pay an initial payment of $5,000,000, less retainage, at the time of the notice to proceed. The Company has made this payment and is required to make payments to Fagen, Inc. based upon monthly applications for payment. The Company paid $8,9 million in the current quarter ending August 31, 2006 and has paid a total of $14.4 million. At August 31, 2006, the Company owed Fagen $3,346,247 (net of retainage) for progress billings. At August 31, 2006, accrued retainage for Fagen, Inc. is $1,863,283.

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

         The amortizing term loan is available for advances until July 1, 2007. Principal payments are to commence with $1,200,000 due November 20, 2007, and each quarter thereafter with a final maturity on November 20, 2013 at the latest. In addition, for fiscal years ending in 2007 and thereafter, we are also required to make a special payment equal to 65% of the available (if any) free cash flow from operations, not to exceed $2,000,000 per year, and provided, however, that if such payments would result in a covenant default under the Loan Agreements, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $8,000,000.
..
         The revolving term loan is available for advances throughout the life of the commitment. This loan requires semi-annual $2,400,000 payments or step-downs of the commitment to commence on the first day of the month beginning approximately six months after repayment of the term loan, by May 1, 2014 at the latest with a final maturity no later than November 1, 2017.

         In April of 2005, we were awarded a $300,000 zero interest loan, and a $100,000 forgivable loan (grant) by the State of Iowa. We signed that agreement in August of 2005. However, we could not receive the funds until the other funding for the Plant had been secured (equity and debt financing). On March 8, 2006, the $400,000 was received into the accounts of the Company. We have agreed to pay the $300,000 loan back in installments of $5,000 per month over a 60 month period commencing on October 1, 2006.

         In February of 2006, we entered into an agreement with Mathiowetz Construction to do the grading and dirt work at the site in Shenandoah, Iowa to prepare the site for Fagen so construction on the Plant could commence. The original contract was for approximately $1.75 million. There was a change order for an additional sum of $164,447. We have been billed and paid $1,814,956 (net of retainage) through August 31, 2006. At August 31, 2006, the accrued retainage with this contract is $95,029.

         In April of 2006, we entered into an agreement with Peterson Contractors, Inc. to install the geopiers to support certain buildings to be constructed at the Plant. The contract was for $1,062,000 and as of August 31, 2006 the Company had paid $1,062,000 completing the contract.

         In June of 2006, we entered into an agreement with Kelly-Hill Company to rehabilitate a small portion of the existing rail spur running directly south of the plant in Shenandoah that is deemed industrial track. We are currently leasing this track from BNSF, but will eventually purchase it from them for a nominal amount. As part of said agreement, Kelly-Hill will also construct additional track at the plant in Shenandoah, Iowa. The contract is for $341,549 and as of August 31, 2006 the Company had paid $4,950 as an initial mobilization fee net of $550 for retainage.

         In July of 2006, we entered into an agreement with Sunderman, Inc. to build the administrative building to support our operations at the Plant. The contract is for approximately $280,000. At August 31, 2006 the Company has paid $27,600 as an initial payment on the contract.

         In July of 2006, we entered into and agreement with McCormick Construction Company, Inc for auger cast pilings for the grain silo area at the site in Shenandoah, Iowa. The contract is for $337,100. At August 31, 2006 the Company has paid $32,024 as a 10% initial payment net of retainage of $1,686.

         In August of 2006, our wholly owned subsidiary, Superior Ethanol, LLC entered into a construction agreement with Agra Industries, Inc. under which Agra Industries, Inc. will provide all work and services in connection with the engineering, design, procurement, construction startup, performances tests, training for the operation and maintenance of its Plant and provide all material, equipment, tools and labor necessary to complete the Superior Plant in Superior, Iowa. As consideration for the services to be performed, Agra Industries, Inc. will be paid $75,953,276, subject to adjustments. The Company was required to pay an initial payment of $7,595,328 and has also paid $95,762 for engineering related to the contract.


8.       BUSINESS COMBINATION

         On February 22, 2006, the Company acquired Superior Ethanol, LLC (Superior) pursuant to a Share Exchange Agreement. The Company issued 100,000 shares of common stock based on a per share price of $10.00 in exchange for the shares of Superior. Superior had cash, options for over 159 acres of land in Dickinson County, Iowa and the management of Superior had spent considerable time and resources to acquire the options and develop the project of building an ethanol plant on the land held by the options as well as other properties. Therefore, the following summary is the purchase price allocation of the Superior Ethanol, LLC exchange transaction.


Assets                                                      Value
                                                      -------------------
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
                                                     --------------------
                                                             $ 1,000,000
                                                     ====================

         The Company has allocated the site development cost to the land based on acres. The Company exercised its option to purchase 68 acres of land and allocated $332,990 of the site development costs to this land as a cost to acquire this property. The remaining $445,619 is recorded as an Other Asset and the Company does not believe it is impaired at this time. In addition, the $10,000 of cost associated with the exercised land option was allocated to the cost of the land.


9.       Subsequent Events

         On September 29, 2006, the Company retained Mr. Brian L. Larson as its Chief Financial Officer. Mr. Larson was previously working with the Company as a consultant. Mr. Dan Christensen, who was previously acting as the Company's Chief Financial Officer (principal financial officer), will continue serving in his role as a director, secretary, treasurer and Chief Operating Officer of the Company, but will no longer be acting as the Company's Chief Financial Officer.

         Before joining the Company, Mr. Larson was Chief Financial Officer, Secretary and Treasurer of Solutionary, Inc., a start-up/early stage IT Security Company, from November 2003 to February 2006. From September 1994 through October 2003 he served as Senior Vice President and Chief Financial Officer for Data Transmission Network Corporation (DTN), an information and communications services company. DTN was a public company until April of 2000, when it was taken private in a transaction valued at over $470 million dollars. Prior to DTN, Mr. Larson was the Division Controller for Twin City Testing, an engineering and environmental testing company with over 20 branch offices in eight regions throughout the Midwest, from 1992 to 1993. After graduating in 1984, he spent the first eight years of his career with Peter Kiewit Sons', Inc. working in mining, construction and five years in manufacturing with Continental Can Company, a division of the company. He is a graduate of the University of South Dakota where he received a degree in accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed financial condition and results of operations. The discussion contains forward-looking statements that involve risks and uncertainties. Actual events or results may differ materially from those indicated in such forward-looking statements. The discussion should be read in conjunction with the financial statements and accompanying notes included herewith, our Amended Annual Report for the year ended November 30, 2005, that was previously filed with the SEC, the financial statements included therewith and notes thereto and the risk factors contained therein.

Overview

         We are a start-up company in the development stage (FASB #7 - Accounting and Reporting by Development Stage Enterprises) which was formed for the purpose of building a plant to produce ethanol and animal feed products in Shenandoah, Iowa (the "Plant"). Construction of the Plant began in April, 2006. In August 2006, construction began on a second plant, similar to the Shenandoah facility, in Superior, Iowa. We do not expect to operate at a profit before our first ethanol Plant is completely constructed and operational.

         We have incurred an accumulated loss of $369,373 on a consolidated basis from inception at June 29, 2004 through August 31, 2006. We believe we will incur significant losses from this time forward until we complete the construction of our Plants in Shenandoah and Superior and commence operations at these locations. We have options to purchase land in other areas in Iowa, where we are considering constructing additional ethanol plants in the future. We anticipate that these plants will be 50 million gallon plants similar to the two under construction. However, we may decide to expand production on at least one of our two plants under construction if our efforts to build at the other locations where we have options do not come to fruition or if the sites do not prove to be feasible for various reasons after our due diligence is completed. We also recently acquired an option to purchase land in Wadena, MN, where we are investigating the feasibility of building an ethanol plant. However, at this time no assurance can be given that we will be able to build at any of the sites where we have options, or that we will be successful in our efforts to complete construction or commence operations at the ethanol Plants we are building in Shenandoah and Superior or at any of these other sites. Even if we successfully meet all of these objectives and begin operations of an ethanol Plant(s), there is no assurance that we will be able to operate profitably.

         We raised gross proceeds of $34,459,900, in our initial public offering that closed in November 2005. The net proceeds after fees and costs were $34,203,242. We expect that the Shenandoah project will cost approximately $84.7 million. We raised approximately $673,300 in seed capital prior to commencing our public offering. We entered into loan arrangements whereby Farm Credit Services of America, FLCA and other participating lenders have agreed to loan us up to $47,000,000 to use for construction costs and working capital. In addition, we were awarded grants and zero-interest loans of $400,000 from the Iowa Department of Economic Development, and took in approximately $2,050,000 from the issuance of our common shares to certain shareholders that exercised their warrants. We have also made approximately $1,289,000 of interest on the IPO offering funds and warrant proceeds. Therefore, we believe we have the necessary funding to complete construction of the Shenandoah Plant.

         We raised gross proceeds of approximately $48.0 million in a secondary offering, which closed on July 31, 2006 for the construction of the Superior plant. We are currently working on securing the debt financing to fund the completion of the Superior plant. We expect to have this financing completed in the near future. To build at the other sites, we will need to raise additional capital. However, due to a number of factors; including the current high costs of construction, a significant drop in oil and ethanol prices, a drop in our share price, as well as the significant number of new ethanol plants being built throughout the country, in the immediate future we intend to focus the majority of our time and efforts on the completion and start-up of the two plants we presently have under construction. When, and if, market conditions improve, we intend to raise the needed equity to build additional plants and/or expand the ones we are presently constructing through public or private offerings of our securities and/or by borrowing additional funds. There can be no assurance given that we will be able to acquire the funding necessary for these additional projects at reasonable terms or at all.

         Shenandoah Plant

         Representatives from Fagen Inc., our contractor in Shenandoah, have informed the Company that the 50 million gallon per year Plant we are building in Shenandoah will consume on an annual basis approximately 18 million bushels of locally grown corn and annually produce approximately 50 million gallons of fuel-grade, denatured ethanol, and approximately 160,000 tons of DDGS on a dry basis. We have hired RPMG of Belle Plaine, MN, an independent broker, to sell the ethanol produced at the Shenandoah plant and have contracted with Commodity Specialists of Minneapolis, MN to sell the DDGS produced at the Shenandoah plant. We believe there are over 200 hundred thousand cattle in feed lots within a 50 mile radius of the Plant in Shenandoah. We believe we can sell a portion of our distillers' grains in a wet form because of this, which we anticipate will save us a significant amount of money because we will not need to dry the grain before selling it.

         Additionally, in discussions with representatives from Fagen, Inc., we have been informed that the Plant in Shenandoah will produce approximately 148 thousand tons of carbon dioxide (CO(2)) that may be recovered on an annual basis. While we have considered having discussions with companies regarding construction of a facility to capture raw carbon dioxide prior to completion of the Plant, we presently have no agreement with any third party to capture or market the raw carbon dioxide, and the market may be too saturated in Iowa to recover the carbon dioxide profitably. We therefore may choose to vent off the C02 and may have no market for it of any kind.

         The Plant in Shenandoah lies adjacent to a spur line of the BNSF Railway Company (BNSF). The spur (the "SPUR") was closed last year by BNSF, On January 26, 2006, we entered into an Allowance Contract (the "Allowance Agreement") with BNSF which included our agreement with BNSF to renovate and maintain approximately 20 miles of track on the SPUR. Upon signing the Allowance Agreement, we paid $3.5 million to BNSF for the SPUR renovation and BNSF commenced the renovation work soon thereafter. On September 27, 2006, we were informed by BNSF that the renovation work had been completed. Now that the renovation is completed, BNSF will own, operate and maintain the SPUR, as long as GPRE meets certain annual volume thresholds (cars placed on the rail) as outlined in the Allowance Agreement. We are entitled to receive refund payments from BNSF to reimburse us for this expense, but only to the extent that our usage of the line meets the annual volume thresholds. There can be no assurance that our usage will meet the annual volume thresholds or that we will be reimbursed for all or any part of the renovation costs. If BNSF were to ever sell the line to a third party (short-line), we would be entitled to repayment by BNSF. In the future, if there is any additional, major, renovation needed to be done to the SPUR, it is GPRE's responsibility to pay for any such additional, major, renovation. The Allowance Agreement is for a term expiring on September 14, 2015.

         We entered into an agreement with RPMG of Belle Plaine, MN in February 2006 to sell our ethanol production from the Shenandoah plant. We have also entered into an agreement with Commodity Specialists of Minneapolis, MN to sell our animal feed products from the Shenandoah plant. Although we may decide to use the same marketers at our other proposed plants, we have not yet entered into any such agreements with anyone concerning the Superior site. We will be hiring staff for the direct operation of the Plant(s), and currently expect to employ approximately 35 people at each plant. We do not intend to hire a sales staff to market our products. It is anticipated that the third-party marketing agents we have hired will coordinate the sales of our products as well as coordinate all shipping at the Shenandoah plant, and that the same type of arrangement will exist at our Superior plant as well as our other proposed plants, when and if they are built.

         The following table describes our proposed use of proceeds, based upon our current cash reserves and loan arrangements. The total projected sources are estimated to be approximately $84.7 million. We estimate the cost of the Shenandoah project to be approximately $84.7, which includes $7.5 million in working capital. The estimated costs to build the plant have risen from our original estimates by approximately $2.1 million due to the number of geo-piers we had to install for soil stabilization and the higher costs associated with the water treatment facilities we are going to have to build to treat and process the grey water we plan on using for the cooling tower. We believe we have sufficient funds to complete the project in Shenandoah even if we cannot realize any further savings, due to the interest earned on the money from our IPO and the money we have receipted in from the exercise of warrants. Further, the actual use of funds is based upon contingencies, such as the estimated cost of the Plant's construction; the regulatory permits required and inventory costs, which are driven by the market, and an early completion bonus that we may have to pay to Fagen, Inc. if they complete the construction of the Plant ahead of schedule. Therefore, the following figures are intended to be estimates only and the actual use of funds may vary significantly from the descriptions given below depending on the contingencies described above. However, we anticipate that any variation in our use of proceeds will occur in the level of proceeds attributable to a particular use (as set forth below) rather than a change from one of the uses set forth below to a use not identified in this report.


                       Projected Sources and Uses of Funds


Estimated Sources of Funds:
     Share/Warrant Proceeds  (less fees plus interest)        $   36,627,000
     Zero Interest Loan and Grant from State of Iowa                 400,000
     Seed Capital                                                    673,000
     Term and Revolving Debt Financing                            47,000,000
                                                             ----------------
Total Estimated Sources of Funds                              $   84,700,000
                                                             ================

Estimated Uses of Funds:
     Plant Construction and Estimated Misc. Costs             $   59,875,000
     Estimated Site Costs                                          5,968,000
     Estimated Railroad Costs                                      5,295,000
     Estimated Fire Protection/Water Supply Costs                  3,546,000
     Estimated Rolling Stock Costs                                   240,000
     Estimated Financing Costs and Capitalized Interest            1,476,000
     Estimated Pre-Production Period Costs                           800,000
     Estimated Inventory & Working Capital Costs                   7,500,000
                                                             ----------------
Total Estimated Use of Funds                                  $   84,700,000
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

         Superior Plant

         On February 22, 2006, we acquired all of the outstanding ownership interest in Superior Ethanol, LLC. Superior had options to acquire at least 159 acres of property in Dickinson County, Iowa, had completed a feasibility study relating to the construction of an ethanol plant on this site, the site is zoned as "heavy industrial," the site has been awarded a property tax abatement from Dickinson County, Iowa, and Superior Ethanol had approximately $210,000 in cash at closing. In consideration for the acquisition of Superior as a wholly owned subsidiary of the Company, we issued 100,000 shares of our restricted common stock to Brian Peterson, a director of the Company. Prior to the acquisition, substantially all of Superior was owned by Mr. Peterson. The stock was issued prior to the commencement of trading on the NASDAQ Capital Market. We have since used the $210,000 that was in the accounts of Superior, LLC to pay for developmental work done in preparation for building the plant in Superior and for feasibility work at other sites where we have options to purchase land and where we may build other plants in the future. As of August 31, 2006, we had spent approximately $209,000 of those funds leaving the accounts of Superior Ethanol with an approximate balance of $1,000. As part of these expenditures, Superior Ethanol, LLC acquired on 4/13/2006 a land option for 125 acres for a rail loop for the site.

         After the acquisition, operational plans have continued to progress on the Superior ethanol plant project with the builder, the rail engineers, and the utility consultants. The location of the plant at the site was determined, an application for an air permit was filed with the Iowa Department of Natural Resources (IDNR) on April 19, 2006. The application was approved on June 13, 2006.

         In August 2006 we entered into a Design-Build contract with Agra Industries ("Agra") of Merrill, Wisconsin to build the plant. Delta T will be the technology provider in Superior. The completion date is projected to be 15 months from the start of the plant which was in August 2006. It is anticipated that this project will require approximately $97.6 million including $7.2 million for inventory and working capital. The projected cost for this plant is higher than the plant being built in Shenandoah due to sharp increases in the costs of raw materials such as steel and cement.

         The Superior plant will consume on an annual basis approximately 18 million bushels of locally grown corn and annually produce approximately 50 million gallons of ethanol (52.5 million gallons of fuel-grade denatured ethanol) and approximately 160,000 tons of DDGS on a dry basis. Additionally, the Plant in Superior will produce approximately 148 thousand tons of carbon dioxide CO(2).

         We will be hiring staff for the direct operation of the Superior plant, and currently expect to employ approximately 35 people at this plant. We do not intend to hire a sales staff to market our products. It is anticipated that the third-party marketing agents we have hired at the Shenandoah Plant will coordinate the sales of our products as well as coordinate all shipping at the Shenandoah plant, and that the same type of arrangement will exist at our other proposed plants, when and if they are built, including the Superior plant.

         The following table describes our proposed use of proceeds, based upon our current cash reserves and proposed loan arrangements. The total sources are estimated to be $97.6 million. We anticipate that the cost of the Superior project will be approximately $97.6 million, which includes $7.2 million in working capital. However, the actual use of funds is based upon contingencies, such as the estimated cost of the Plant's construction, the regulatory permits required and inventory costs, which are driven by the market. Therefore, the following figures are intended to be estimates only and the actual use of funds may vary significantly from the descriptions given below depending on the contingencies described above. However, we anticipate that any variation in our use of proceeds will occur in the level of proceeds attributable to a particular use (as set forth below) rather than a change from one of the uses set forth below to a use not identified in this report.

                       Projected Sources and Uses of Funds


Estimated Sources of Funds:
     Share Proceeds  (less fees plus interest)               $     46,000,000
     Term and Revolving Debt Financing                             51,600,000
                                                             -----------------
Total Estimated Sources of Funds                             $     97,600,000
                                                             =================

Estimated Uses of Funds:
     Plant Construction                                      $     71,671,186
     Estimated Site Costs                                           4,940,000
     Estimated Railroad Costs                                       3,890,000
     Estimated Fire Protection/Water Supply Costs                   1,963,000
     Estimated Rolling Stock Costs                                    350,000
     Estimated Financing Costs and Capitalized Interest             1,650,500
     Estimated Pre-Production Period Costs                            800,000
     Estimated Inventory, Working Capital, Other Costs             12,335,314
                                                             -----------------
Total Estimated Use of Funds                                 $     97,600,000
                                                             =================

         Dickinson County awarded us a 15 year property tax abatement; 100% for the first 12 years and 50% for the remaining three years. It is anticipated that this award will result in significant long-term savings to the Company.

Plan for the Next 24 Months of Operations

         We expect to spend the next 24 months in the design-development and construction of the plants at Shenandoah and Superior, and thereafter commence production of ethanol and distillers grains at these plants upon completion. We expect to have sufficient cash on hand and debt financing to cover all costs associated with the construction of these projects, including but not limited to, utilities, construction, equipment acquisition and site development. We are currently in the process of securing debt financing for the Superior project. On September 21, 2006, we received a term sheet from Co Bank concerning the needed debt for the Superior plant. The terms were acceptable to us and we signed the letter, paid the required processing fees, and are currently awaiting a letter of commitment and the final loan documents to be forwarded to us for signature, which we will believe we will receive from our proposed lender in the near future. However, because we still have not entered into the final loan agreements, no assurance can be given that we will be able to obtain the needed debt financing at this time.

         In addition, we expect to have enough cash to cover our costs through this period, including staffing, office costs, audit, legal, compliance and staff training. We estimate that we will need approximately $84.7 million to complete the Shenandoah project, which includes $7.5 million in working capital. At present, we believe we have sufficient funds to complete the Shenandoah project and hope to be complete the project as per our current projected budget. However, if Fagen completes that Plant early, we will have to pay Fagen an early completion bonus. If this were to happen, we could expend any extra cash we may have on hand by paying the early completion bonus. We also anticipate spending time and effort in an attempt to secure additional funding to build additional ethanol plants where we have acquired options to purchase land, if market conditions were to improve.

         The tables in the Overview section above including the estimated sources of funds and various costs associated with the project in Shenandoah and Superior also describes the operations at these sites for the next 24 months. These tables are only estimates and actual expenses could be higher or lower due to a variety of factors described in the section of our Annual Report entitled "Risk Factors" and the Risk Factors contained herein.

Proposed Ethanol Plants

         If current market conditions were to improve, we intend to build a third and fourth dry mill, fuel grade ethanol plants. We have options to purchase land in three other areas in Iowa and have an option in Wadena, Minnesota where we would like to build additional plants in the future if the sites prove to be suitable locations for ethanol plants, we can obtain the needed funding and another group or entity does not begin building in the surrounding areas before we are able to obtain financing and begin construction.

         Agra may be the design builder of our third and fourth plants. Agra signed a letter of intent with Superior Ethanol, LLC, our wholly owned subsidiary, which stated that Agra was bound to build for us before Agra could build for anyone else in the coming months, provided that we had sites ready to build. On September 11, 2006, Agra gave us the required 45 day notice, and we have chosen not to exercise the option granted to us by the letter of intent, because we do not presently have the funding to build a third plant, nor do we want to issue additional shares at prices lower than our recently closed secondary offering at this time. However, we may choose to do so in the future. We have since been presented with another letter of intent with Agra that we are considering. Delta T may be the technology provider for our third and fourth plants. However, we reserve the right to use any builder and any technology provider we may choose.

         It is anticipated that, like the Superior plant, these other projects will require approximately $95 to 98 million to fund a 50 million gallon plant. To date, we have not secured any bank or other funding for our proposed third and fourth projects and there can be no assurance that we will obtain the necessary funding or approvals.

Operating Expenses

         We currently have operating expenses, such as salaries for our CEO/President, CFO, General Manager, Controller, and other administrative staff. We will have additional operating expenses for other staff as they are hired. Along with such operating expenses, we anticipate that we will have significant expenses related to financing and interest. We have allocated funds in our capital structure for these expenses. However, there can be no assurance that the funds allocated are sufficient to cover the expenses. We may need additional funding to cover these costs if sufficient funds are not retained up-front or if costs are higher than expected.

Results of Operations

         For the three and nine months ended August 31, 2006, we realized a net loss of $43,490 and net income of $78,376, respectively, compared to a net losses of $222,013 and $563,027 during the comparable periods from the prior year. Our net income/(loss) for the three and nine months ended August 31, 2006 resulted from $555,132 and $1,255,898, respectively, in other income, primarily interest, earned on the funds raised in our public offering, secondary offering and money received from warrants that have been exercised by our shareholders, less $598,622 and $1,177,522, respectively, in operating expenses. During the three and nine months ended August 31, 2005, our other income, primarily interest, was $420 and $1,886, respectively, and our operating expenses were $222,433 and $564,913, respectively. Our increased operating expenses for the three and nine month periods ended August 31, 2006, related primarily to an increase in our general and administrative costs, increased consulting costs, costs associated with various permits needed to build the our new plants, various costs associated with feasibility work done at other potential plant sites, and various costs associated with the commencement of construction at the Shenandoah and the Superior sites.

         We expect to hire additional employees as construction proceeds on the Shenandoah and Superior plants as we will need a fully trained staff to operate these facilities. We anticipate having to do the same with our other plants if and when they are built. In 2006, our operating expenses were offset by interest earned on the funds we have invested until they are used in the construction of our Plants. We earned $1,178,510 of interest income in the nine month period ended August 31, 2006, compared to $1,886 for the comparable period in 2005. This interest income will decrease as we pay for the construction of the plants under construction. We have not had any operating revenues through August 31, 2006 and do not expect to have any revenues until the Shenandoah plant is constructed and operational, which we anticipate will be sometime in mid-2007.

         We have also expended nominal amounts of capital on other potential sites. We incurred feasibility costs, such as drilling test wells for water availability, plant layout, track design etc. We have also incurred and paid consulting costs with and to PlanScape Partners of Minnesota who the Company has engaged to help us develop the other sites at which we would like to build additional Plants. We have used the funds from the Superior Ethanol, LLL acquisition and a nominal amount of additional funds that we have received from the exercise of warrants to pay for these costs.

Liquidity and Capital Resources

         At August 31, 2006 we had $54,442,948 in cash and equivalents. We anticipate that our working capital requirements for the next twenty-four months will be as described above. We believe that we have secured sufficient funding to complete construction and begin operating our Shenandoah ethanol plant. We recently raised gross proceeds of $48 million for the purpose of building an ethanol plant in Superior, Iowa. Construction has commenced on the Superior plant. We are currently working on securing the debt financing to fund the completion of the Superior plant. We expect to have this financing completed in the near future. To build at the other sites, we will need to raise additional capital. However, at present, due to a number of factors, including the high costs of construction, a significant drop in oil and ethanol prices, and a drop in our share price, as well as the significant number of new ethanol plants being built throughout the country, for the next several months, we intend to focus the majority of our time and efforts on getting the two plants we have under construction completed and operational. If the high costs of construction were to come down from current levels, and if our share price were to appreciate from current levels, we intend to move forward with our expansion plans. When, and if, market conditions improve, we intend to raise the needed equity to build additional plants or expand the ones we are presently constructing through public or private offerings of our securities and/or by borrowing additional funds. There can be no assurance given that we will be able to acquire the funding necessary for these additional projects at reasonable terms or at all.

         Shenandoah Plant Debt Financing

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


Contractual Obligations

         Our contractual obligations as of August 31, 2006 were as follows:

-------------------------------------- ------------------------------------------------------------------------------
Contractual Obligations                                                   Payments Due by Period
-------------------------------------- ------------------------------------------------------------------------------
                                                        Less Than 1
                                           Total            Year          1-3 Years       3-5 Years     Thereafter
-------------------------------------- --------------- --------------- ----------------- ------------- --------------
Long-Term Debt Obligations (1)          $    300,000    $     55,000     $    120,000      $   120,000   $    5,000
-------------------------------------- --------------- --------------- ----------------- ------------- --------------
Capital Lease Obligations
-------------------------------------- --------------- --------------- ----------------- ------------- --------------
Operating Lease Obligations (2)         $    136,247    $     55,212     $     81,035
-------------------------------------- --------------- --------------- ----------------- ------------- --------------
Purchase Obligations (3)                $110,793,500    $ 97,493,500     $ 13,300,000
-------------------------------------- --------------- --------------- ----------------- ------------- --------------
Other Long-Term Liabilities
-------------------------------------- --------------- --------------- ----------------- ------------- --------------
     Total                              $111,229,747    $ 97,603,712     $ 13,501,035      $   120,000   $     5,000
-------------------------------------- --------------- --------------- ----------------- ------------- --------------

(1) The $100,000 from Iowa Department of Economic development is recorded as a non-refundable grant.
(2) These lease costs are for our office lease in Las Vegas. Our Shenandoah office rent is on a month to month basis.
(3) Includes the agreements with Mathiowetz Construction of approximately $99,500 to do the grading and dirt work, Kelly-Hill Company of approximately $336,600 for industrial track rehabilitation, Sunderman, Inc. of approximately $252,400 for the administrative building in Shenandoah, McCormick Construction Company, of approximately $305,000, Fagen, Inc. of approximately $41,500,000 for construction at the site in Shenandoah, Iowa and Agra Industries, Inc. of approximately $68,300,000 for the Superior plant.

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

         The Company has granted no warrants or options for compensation from inception through the period ended August 31,

         Derivative financial instruments - Derivatives such as exchange-traded futures are currently recognized on the balance sheet at fair value. At the present time and until operations commence and the company is generating a revenue stream from the production of ethanol, any and all fair value adjustments for derivative financial instruments will be recorded in the statement of operations as gains/(losses) in Other Income. Upon the commencement of operations for the production of ethanol, derivative financial instruments found to be highly effective hedges with their underlying commodity will be designated as cash flow hedges and recorded in "Other Comprehensive Income" net of tax.

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

Grant and Government Programs

         In April 2005, the Iowa Department of Economic Development (IDED) awarded the Company a High-Quality Job Creation (HQJC) financing incentive comprised of a $300,000 zero interest loan and a $100,000 forgivable loan (grant) for the Shenandoah project. The IDED funds became available for use by the Company in March, 2006 - upon closing of the senior debt financing commitment. Associated with this award are job creation covenants. The Company believes those covenants will be fulfilled.

         We had earlier reported that the Superior project had been awarded the same incentive package, but have since discovered that was not the case. The Superior project has been awarded a tax incentive package from the Iowa Department of Economic Development under their High Quality Job Creation (HQJC) program with, according to the IDED, an estimated value of approximately $4,684,000.

         The Iowa Department of Transportation (IDOT), Modal Division has offered us an award to assist with the project funding specifically for the construction of new spur track and the installation of four turnouts to serve the ethanol facility in Shenandoah, IA. The funding source is a combined Loan/Grant award consisting of a Railroad Revolving Loan of $154,000 or 7.9% of the project costs (whichever is less) and $126,000 Grant or 5.9% of the project costs (whichever is less).

         We believe that we may be eligible for and anticipate applying for other state and federal grant, loan and forgivable loan programs. Most grants that may be awarded to us are considered paid-in capital for tax purposes and are not taxable income. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans. With the exception of the $300,000 zero interest loans and the $100,000 forgivable loans (grants) described above, we are not depending on the award of any such grants as part of our funding of the Project. However, we may be eligible to receive such grants. If we do, the amount of money we will have to borrow may be reduced by that amount. There can be no assurance that we will receive any funding under any federal or state funding initiative.

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

         o The availability of additional capital to support capital improvements and development; and,

         o Other factors discussed under "Risk Factors" in our annual report on Form 10-K and as contained herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         We are a start-up company in development stage, which was formed for the purpose of building fuel-grade ethanol Plants to produce ethanol and animal feed products. Our first plant is currently being constructed in Shenandoah, Iowa, along with a second plant in Superior, Iowa. We also anticipate building other plants in other parts of Iowa or other states within the corn-belt. We also intend to pursue the acquisition of existing ethanol plants that are already in operation. However, we are not presently conducting operations as an ethanol producer and are not presently subject to market risks, other than the risks we are facing on the relatively small amount of corn we have purchased as a hedge on a portion of the corn we anticipate we will need once the Shenandoah facility begins production, sometime in mid-2007. This is explained more fully below. If and when we begin Plant operations, we will be exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below. We do not expect to have exposure to foreign currency risk as all of its business is expected to be conducted in U.S. dollars.

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

         We anticipate that we will attempt to reduce the market risk associated with fluctuations in the price of corn and natural gas by employing a variety of risk management and hedging strategies. Strategies include the use of derivative financial instruments such as futures and options initiated on the Chicago Board of Trade (CBOT) and/or the New York Mercantile Exchange (NYMEX), as well as the daily cash management of our total corn and natural gas ownership relative to monthly demand for each commodity, which may incorporate the use of forward cash contracts or basis contracts.

         As of August 31, 2006, the Company had purchased 150 July 2007 CBOT Corn Futures contracts ("the Position") to assure corn supply at the initiation of plant operations in 2007. At August 31, 2006 the Company posted a $77,387 mark-to-market gain on the Position. In addition, the Company was required to submit $67,500 in Futures Initial Margin for a Derivatives Asset balance of $144,887. A 10% adverse move in the Position would result in an approximate pre-tax loss of $210,000.

Item 4. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of August 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

         Not applicable

Item 1A. Rick Factors

         Except for the risk factors set forth in the Company's Registration Statement on Form S-3/A, filed with the Securities and Exchange Commission on June 9, 2006, File No. 333-134016, and related risk factors set forth in the Company's Prospectus Supplement, filed with the Securities and Exchange Commission on July 7, 2006, which risk factors are hereby incorporated by reference, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended November 30, 2005.

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

         On November 15, 2005, we closed the offering prior to the sale of the maximum number of registered shares. The net proceeds to the Company from our offering were approximately $34,532,408. This is the amount of money raised in the offering, $34,459,900) less $11,619 that was paid to the escrow agent for their services, less $17,476 in federal and state filing fees, less $227,563 in commissions (7%) paid to Smith Hayes Financial Services for the money raised by them in the offering, plus $329,166 that was earned as interest while the money was held in escrow. The following is a breakdown of shares registered and shares sold in the offering:


 Number of Shares      Aggregate Price of                       Aggregate Price
Registered for Sale      Shares Offered       Shares Sold       of Shares Sold
-------------------      --------------       -----------     ------------------
     3,800,000             $38,000,000         3,445,990          $34,459,900

         In late November 2005 we began releasing funds from escrow. The following table describes our use of net offering proceeds through August 31, 2006:

Recoverable rail line costs                                  $    3,500,000
Real property                                                       684,461
Land improvements                                                 1,842,177
Construction- in-progress                                        14,925,848
Debt financing fees and equity in creditors                         372,650
Other costs                                                       1,162,979
                                                              -------------
     Total                                                    $  22,488,115
                                                              =============

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

         None

Item 5. Other Information

         None


Item 6. Exhibits

                                  EXHIBIT INDEX

  EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
  -----------                         ----------------------

   3(i).1 Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(i).1 of the Company's Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321).

   3(ii).1 Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company's Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321).

   10.1 Letter Agreement by and between the Company and U.S. Energy, Inc., dated October 5, 2004 (Incorporated by reference to
                  Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321).

  EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
  -----------                         ----------------------

   10.2 Letter of Intent by and between the Company and the City of Shenandoah, dated December 16, 2004 (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1/A filed February 4, 2005, File No. 333-121321).

   10.3 Master Loan Agreement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated February 6, 2006).

   10.4 Construction and Term Loan Supplement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated February 6,
                  2006).

   10.5 Construction and Revolving Term Loan Supplement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, dated February 6,
                  2006).

   10.6 Security Agreement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, dated February 6, 2006).

   10.7 Administrative Agency Agreement, dated January 30, 2006, by and between the Company, Farm Credit Services of America, FLCA and CoBank, ACB (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K, dated February 6,
                  2006)

   10.8 Real Estate Mortgage and Financing Statement, dated January 30, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K, dated November 30,
                  2005).

   10.9 Lump Sum Design Build Agreement, dated January 13, 2006, by and between the Company and Fagen, Inc. (Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K/A, dated November 30, 2005).

   10.10 Allowance Contract, by and between the Company and BNSF Railway Company, dated January 26, 2006 (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K, dated November 30, 2005).

   10.11 Share Exchange Agreement, dated February 22, 2006, by and between the Company and the parties identified therein (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K, dated November 30, 2005).

   10.12 Design Build Agreement, dated August 1, 2006, by and between the Company and Agra Industries, Inc.

   10.13 Employment Agreement, dated September 29, 2006, by and between the Company and Brian L. Larson.

   20.1 Risk factors as set forth in the Company's Registration Statement on Form S-3/A, filed with the Securities and Exchange Commission on June 9, 2006, File No. 333-134016, which risk factors are hereby incorporated by reference.

   20.2 Risk factors set forth in the Company's Prospectus Supplement filed, with the Securities and Exchange Commission on July 7, 2006, File No. 333-134016, which risk factors are hereby incorporated by reference.

   31.1 Certification by Barry A. Ellsworth under Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification by Brian L. Larson under Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1           Certification of Barry A. Ellsworth pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
  -----------                         ----------------------

   32.2 Certification of Brian L. Larson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           GREEN PLAINS RENEWABLE ENERGY, INC.



Date: October 9, 2006                      By  /s/ Barry A. Ellsworth
                                              ---------------------------------
                                              Barry A. Ellsworth
                                              President
                                              (Principal Executive Officer)




Date: October 9, 2006                      By  /s/ Brian L. Larson
                                              ---------------------------------
                                              Brian L. Larson
                                              Chief Financial Officer
                                              (Principal Financial Officer)