Form 10-K
period 2006-11-30
GREEN PLAINS RENEWABLE ENERGY, INC.
filed 2007-02-13
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended
November 30, 2006

Commission file number

333-121321

GREEN PLAINS RENEWABLE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Iowa	84-1652107
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

4124 Airport Road, Shenandoah, Iowa 51601	(712) 246.2932
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	NASDAQ, American Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Larger Accelerated Filer ☐                    Accelerated Filer ☒                     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 12 hereof) of the issuer as of May 31, 2006 was approximately $111.5 million.

As of February 9, 2007, the registrant had 6,002,736 shares of common stock outstanding.

GREEN PLAINS RENEWABLE ENERGY, INC.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K
YEAR ENDED NOVEMBER 30, 2006

PART I

Item 1.

Business

4

Item 1A.

Risk Factors

30

Item 1B.

Unresolved Staff Comments

45

Item 2.

Properties

45

Item 3.

Legal Proceedings

45

Item 4.

Submission of Matters to a Vote of Security Holders

45

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and

   Issuer Purchases of Equity Securities

46

Item 6.

Selected Financial Data

50

Item 7.

Management’s Discussion and Analysis or Plan of Operation

51

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

66

Item 8.

Financial Statements and Supplementary Data

68

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial

   Disclosures

68

Item 9A.

Controls and Procedures

68

Item 9B.

Other Information

68

PART III

Item 10.

Directors and Executive Officers of the Registrant

69

Item 11.

Executive Compensation

74

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stock-

    holder Matters

76

Item 13.

Certain Relationships and Related Transactions

79

Item 14.

Principal Accountant Fees and Services

80

PART IV

Item 15.

Exhibits, Financial Statement Schedules

82

Forward-Looking Statements

Throughout this report, we make “forward-looking statements.” Forward-looking statements include the words “may,” “will,” “estimate,” “continue,” “believe,” “expect” or “anticipate” and other similar words. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, we may not achieve such plans or objectives. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

•

The availability and adequacy of our cash flow to meet its requirements, including payment of loans;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

•

Actions taken or omitted to be taken by third parties including our Design Builders, our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in the ethanol industry;

•

The loss of any license or permit;

•

The loss of our Plants due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other factors discussed under “Risk Factors” in this report.

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

PART I

Item 1. Business

We are a start-up Company in the late stage of development, formed in June 2004, for the purpose of building ethanol production facilities to produce ethanol and animal feed products (the “Plants”). To execute our business plan in the late summer of 2004, we raised approximately $673,300 in seed capital prior to commencing our initial public offering.  We then raised gross proceeds of $34,459,900 in our initial public offering, which closed in November 2005. The net proceeds after fees and costs were $34,203,242. Those funds were raised with the intention of building our first ethanol production facility, which is currently being built in Shenandoah, Iowa. We expect the Shenandoah project will cost approximately $84.7 million. In early 2006, we entered into loan arrangements whereby Farm Credit Services of America, FLCA and other participating lenders agreed to lend us up to $47,000,000 for construction costs and working capital to build and operate the Shenandoah Plant.  In addition, we were awarded a $100,000 grant, $300,000 zero-interest loan and additional tax incentives from the Iowa Department of Economic Development. We later took in approximately $2,049,000 from the issuance of our common shares to certain shareholders that exercised warrants at $30 per share that were received by them in our initial public offering. With the funds from our IPO, the interest we have made on the IPO offering funds and warrant proceeds, and our loans from CoBank and Farm Credit Services, we believe we have the necessary funding to complete construction of the Shenandoah Plant.  We anticipate the Shenandoah facility to become operational during the third quarter of 2007.

We then raised gross proceeds of approximately $48.0 million ($46.8 million net of offering costs) in a second public offering, which closed on July 31, 2006 for the construction of our second ethanol Plant which is being built near Superior, Iowa. On October 16, 2006, we received a Commitment Letter from CoBank and Farm Credit Services to lend us up to $51.6 million to complete the Superior Plant project. We expect to sign the final loan documents in the near future.  Construction on the Superior Plant began in the fall of 2006, and we anticipate that the Plant will be completed and become operational sometime near the end of 2007.  However, due to the rapid expansion of the ethanol industry within the U.S. many of the parts needed for the construction of ethanol plants are backordered and difficult to get. If our design builders were unable to get all of the needed parts to complete the construction of our Plants, our projected timelines for completion of the Plants could be extended.

It is also our intention to expand the production capacity at both of these Plants in the future and to build other ethanol production facilities at other locations. We have options on land in other locations in Iowa and one in Minnesota. However, after performing further due diligence on the site we have optioned in Minnesota, we have decided that there is not enough corn in that area to support the construction of an ethanol plant. Therefore, we do not intend to proceed further with the Minnesota site for which we hold an option. We also do not intend to build plants in close proximity to other plants. Therefore, we may have to look in other areas when we decide that it is time to construct additional plants. Further, to build other plants we would need to raise additional equity through public or private offerings of our securities and/or by borrowing additional funds. There can be no assurance given that we will be able to acquire the funding necessary for these additional projects at reasonable terms or at all.

Both of the ethanol production facilities we are building are name-plate 50 million gallon per year plants. Name-plate means the plants are guaranteed by the Design Builders and the process technology providers to produce at least 50 million gallons of ethanol per year once the Plants become operational. The Shenandoah Plant is being built by Fagen, Inc. (“Fagen”). ICM is the process technology provider for this Plant. Agra Industries is building the Superior, Iowa Plant and we are using Delta T as the technology provider for this Plant. We plan to build the Plants such that they will each have an annual capacity to process approximately 18 million bushels of corn into approximately 50 million gallons of ethanol and will produce approximately 160,000 tons annually of animal feed known as Distillers Dried Grains with Solubles (“DDGS”) on a dry matter basis. Distillers grains are the principal by-products of the ethanol production process. The Plants will also produce approximately 148 tons of CO². However, because the Iowa market is saturated with CO² due to the number of ethanol plants in Iowa, we intend to scrub the CO² produced at the Plants and vent it off.

Primary Product—Ethanol

Ethanol is a chemical produced by the fermentation of sugars found in grains and other biomass. Ethanol can be produced from a number of different types of grains, such as corn, wheat and sorghum, as well as from agricultural waste products such as rice hulls, cheese whey, potato waste, brewery and beverage wastes and forestry and paper wastes. However, according to publicly available information from the Renewable Fuels Association, approximately 90% of ethanol in the United States today is produced from corn, because corn contains larger quantities of carbohydrates than other grains. Such carbohydrates convert into glucose more easily than most other kinds of biomass.

Description of Dry Mill Ethanol Production Process

The Plants we are building in Iowa will produce ethanol by processing corn. The corn will be received by truck, (we could receive corn by rail if the need arose, which could occur in the event of a severe localized drought in the areas of our Plants), which is then weighed and unloaded in a receiving building. It will then be transported to a scalper to remove rocks and debris before it is conveyed to storage bins. Thereafter, the corn will be transported to a hammer mill where it will be ground into a mash and conveyed into a slurry tank for enzymatic processing. We will add water, heat and enzymes to break the ground grain into a fine slurry. The slurry will be heated for sterilization and pumped to a liquefaction tank where additional enzymes will be added. Next, the grain slurry will be pumped into fermenters, where yeast will be added, to begin a batch fermentation process. A distillation system will divide the alcohol from the grain mash. Alcohol will then be transported through a rectifier column, a side stripper and a molecular sieve system where it will be dehydrated. The 200 proof alcohol will then be pumped to farm shift tanks and blended with two to five percent denaturant (usually gasoline) as it is pumped into storage tanks.

Corn mash from the distillation stripper will be pumped into one of several decanter type centrifuges for dewatering. The water (“thin stillage”) will then be pumped from the centrifuges and then to an evaporator where it will be dried into a thick syrup. The solids that exit the centrifuge or evaporators (“the wet cake”) will be conveyed to the DDGS dryer system. Syrup will then be added to the “the wet cake” as it enters the dryer, where moisture is removed. The process will produce distillers grains, which are processed corn mash that can be used as animal feed.

The following flow chart illustrates the dry mill ethanol production process:

CORN
CORN STORAGE
MILLING
First, corn kernels are ground into meal.
MASHING
At the mashing stage, a combination of heat and enzymes converts the starch in the corn into fermentable sugars.
FERMENTING
CO_2
The mash is cooled and mixed with yeast in giant fermenters, creating fermented mash.
DISTILLATION DEHYDRATION
The fermented mash is separated into alcohol and stillage. The alcohol is distilled and dehydrated to 200-proof, fuel-grade ethanol.
CENTRIFUGES
The remaining stillage is sent through a centrifuge.
EVAPORATORS
DRYERS
Then through the evaporater and dryer.
DRIED DISTILLERS GRAINS (DOGS)
Forming Dried Distillers Grains (DDGS) – a nutrient-rich addition to livestock feed.
MOLECULAR SIEVE
ETHANOL

Thermal Oxidizer

Ethanol plants such as ours may produce odors in the production of ethanol and its primary by-product, DDGS that some people find to be unpleasant. We intend to employ a thermal oxidizer emissions system to help reduce the risk of this problem.

We expect a thermal oxidizer emissions system to reduce any unpleasant odors caused by the ethanol and distillers grains manufacturing process. We expect this addition to the Plants to reduce the risk of possible nuisance claims and any related negative public reaction against us.

By-Products

The principal by-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Distillers grains contain by-pass protein that is comparable to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Dry mill ethanol processing creates three forms of distillers grains: Distillers Wet Grains with Solubles (“DWGS”), Distillers Modified Wet Grains with Solubles (“DMWG”) and Distillers Dried Grains with Solubles (“DDGS”). DWGS is processed corn mash that contains approximately 65% to 70% moisture. DWGS has a shelf life of approximately three days and can be sold only to feeders within the immediate vicinity of an ethanol plant. DMWG is DWGS that has been dried to approximately 50% to 55% moisture. DMWG have a slightly longer shelf life of approximately three weeks and are often sold to nearby markets. DDGS is DWGS that has been dried to approximately 10% to 12% moisture. DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant. We intend to market DDGS and are exploring possibilities of local demand for DMWG to market at least a portion of our distillers grains in this form.

Corn Feedstock Supply

We anticipate that each of our Plants will process approximately 18 million bushels of grain per year or 49,300 bushels per day as the feedstock for its dry milling process. We anticipate that the corn supply for our Plants will be obtained primarily from local markets. Each of our facilities is located near abundant and historically low-cost corn supplies. We believe this will enable us to purchase the majority, if not all, of our corn directly from local farmers, who will deliver the corn directly to our Plants by truck. However, each of our Plants is also situated on rail lines that we could use to receive corn if there were to be a localized drought and corn would need to be brought in from outside of the immediate areas or if the local corn supplies had already been sold and we would need to bring corn in by rail from other sources. Said rail lines would allow us to access favorably-priced corn from other regions of the country.

The price and availability of grain are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. Because the market price of ethanol is not related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn feedstock through adjustments in prices charged for their ethanol. We therefore anticipate that our Plants’ profitability will be negatively impacted during periods of high corn prices. Prior to 2006, the straight, average price for corn in Iowa during the preceding ten years had been approximately $2.185 per bushel. In the areas surrounding our sites in Shenandoah and Superior, Iowa, the average during the last ten years has been slightly less. The average price of $2.185 per bushel was calculated by the Company gathered from information provided on the website of the National Agricultural Statistics Service, a division of the USDA.

In 2006, the price of corn increased dramatically in the last quarter of the year and has continued to increase during the first two months of 2007, which we believe is due primarily to the massive expansion of the ethanol industry and the higher demand for corn that the ethanol industry is going to require. At the time of this writing, March 07 Corn on the Chicago Board of Trade (“CBOT”) was approximately, $4.15 per bushel. Due to the basis difference, which is the cost of transportation to one of the delivery points designated by the CBOT contract, we anticipate that we could purchase corn in the areas surrounding our Plants for approximately $0.30 to $0.35 less per bushel than the CBOT price on any given day. Higher corn prices will negatively affect our costs of production. However, we also believe that the significantly higher prices of corn will encourage farmers to plant more acres of corn in the coming years. We further believe that higher corn prices will cause farmers that have land in the Conservation Reserve Program (CRP) to bring much of that land out of the program to plant additional acres of corn. We believe the additional acres that we anticipate will be planted could increase the harvested acres of corn significantly in the years to come and could hopefully reduce the price of corn to some extent in the future.

However, if corn prices were to continue to increase from their present levels and the price of ethanol were to decrease significantly from its present level, we may be unable to operate our Plants profitably. At the very least, such occurrences would hinder our cash flows and diminish our anticipated financial performance.

Grain Elevators

We anticipate establishing ongoing business relationships with local corn farmers as described above. However, we also anticipate developing relationships with local grain elevators and/or cooperatives to acquire the corn needed for the project. Most of the farmers in the areas where plants are being built have their own dry storage facilities, which we anticipate will allow us to purchase much of the corn needed to supply the Plants directly from farmers. We became licensed as an Iowa Grain Dealer in the fall of 2006. This will allow us to contract to purchase Iowa grains. We have identified a number of farms and elevators as potential sources of corn for our Plants and have had discussions with various different people and groups about future corn delivery. We have purchased and currently own futures contracts on the Chicago Board of Trade as a hedge against rising corn prices. However, at present we have no contracts, agreements or understandings with any grain producers in the areas of our Plants for the actual delivery of corn to our Plants, although we anticipate procuring corn from these sources, and intend to begin entering into cash corn contracts with farmers and grains elevators in the near future.

Commodities Managers

We intend to hire commodities managers at our Plants to ensure the consistent scheduling of corn deliveries and to establish and fill forward contracts through the grain elevators and local farmers. The commodities managers will coordinate corn deliveries between the trucks, railroad and the participating farmers and elevators. Additionally, the commodities managers will help develop price protection through the use of hedging strategies, with input from our Risk Management Committee, John Stewart and Associates, and Commodity Resource Group, who we have engaged to help us create such strategies, and to place trades on our behalf concerning our hedging activities.

Ethanol Markets

Ethanol has important applications. Ethanol is a primary fuel that can be used in blended gasoline in quantities as high as 85% (E-85) per gallon in flex-fuel vehicles. However, ethanol can also be used as a high quality octane enhancer and as an oxygenate capable of reducing air pollution and improving automobile performance. This is how ethanol has been predominately used in the United States in the past. Historically, the ethanol industry has been heavily dependent on economic incentives to produce ethanol. However, the need for such incentives is becoming less and less as the acceptance of ethanol as a primary fuel and as a fuel additive continues to increase.

Local Ethanol Markets

Local markets are, of course, the easiest to service because of their close proximity. We may be able to market a significant portion of our ethanol in the surrounding areas of our Plants. The close proximity of Interstate Highways will allow us to transport our products to local markets. However, the local markets where we intend to build our Plants may be oversold with other local or regional marketers, and if we were to focus solely on local markets, it could depress the local ethanol price. Therefore, we anticipate that we will market the majority of our ethanol to regional and national markets.

Regional Ethanol Markets

Typically a regional market is one that is outside of the local market, yet within the neighboring states. This market will likely be serviced by rail, and is within a 450-mile radius of a plant. A spur of the rail lines of Burlington Northern Railroad (“BNSF”) runs adjacent to our site in Shenandoah, Iowa. We paid approximately $3.5 million dollars to BNSF to have this spur rehabilitated to meet HAZMAT (hazardous materials) standards, so the Plant could be serviced by BNSF, which will allow us to market our ethanol and distillers grains via rail. We are also spending significant capital to put in rail sidings, switches, etc. on our property to allow us to move and store rail cars at the site – approximately $1.8 million. When completed, these rail lines will allow us to sell our products to various markets throughout the United States. The rail lines will allow us to transport our products to regional markets. Regional markets typically include large cities that are either carbon monoxide or ozone non-attainment areas.

The Superior Plant lies adjacent to the rail lines of the Union Pacific Railroad. At the Superior site, we are building a large set of loop tracks, which will enable us to load unit trains of both ethanol and DDGS. It is anticipated that this additional track will cost approximately $6.3 million to install. In Shenandoah, we are currently leasing approximately 3.5 miles of track from BNSF that is deemed “Industrial Track” that we will use in Shenandoah for the same purposes. Once certain issues have been dealt with by BNSF, BNSF has agreed to sell us this track for a nominal fee.

Generally, the regional market is good business to develop. The freight is reasonable, but the competition is often aggressive. However, due to the proximity of regional markets, it is often easier to obtain letters of intent to sell product to regional buyers than from national buyers. These letters, while not binding, do tend to raise the comfort level of the financial lending institutions. Not surprising in a regional market, letters of intent to purchase are taken quite seriously by the buyer. Regional pricing tends to follow national pricing less the freight difference. As with national markets, the use of a group-marketing program or a broker is advantageous, especially in the first one to three years of operation. We have entered into agreements with Renewable Products Marketing Group (“RPMG”) of Belle Plaine, Minnesota to market all of the ethanol produced at both the Shenandoah and Superior Plants for a period of one year after the completion of each Plant. We anticipate that RPMG will enter into agreements to sell our ethanol in the most advantageous manner they can to local, regional and national markets. However, no assurance can be given that they will be able to do so.

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

With the passage of the Energy Policy Act of 2005 (H.R. 6) by the U.S. Congress, the use of MTBE as an oxygenate in the U.S. was essentially eliminated, creating a significantly greater demand for ethanol. ,

The location of Burlington Northern rail lines running adjacent to our Plant site in Shenandoah will allow us to transport our ethanol to markets throughout the country. Being an ethanol producer west of the Mississippi, we believe the Western markets will become our largest and best markets, because it will be less expensive to transport our products to the western markets than to the eastern. However, we intend to market our ethanol to the best available market at any given time.

The west and east coasts are the largest ethanol markets. However, there are also other significant national ethanol market opportunities such as Ohio, Illinois, Minnesota, Arizona, Colorado, Texas, Oregon, Washington, New Mexico and Nevada, and more are developing, especially since the passage of the Energy Policy Act of 2005 (H.R. 6). The bill mandated that at least 7.5 billion gallons of ethanol were to be used annually within the United States by the year 2012.

General Demand

Ethanol demand is expected to continue at a very aggressive pace, due to the elimination of MTBE on a national level with the passage of the Energy Policy Act of 2005 (H.R. 6), and as the use of E-85 as a primary fuel increases, as it is anticipated to do.

Ethanol Pricing

Historically, ethanol prices tend to track the wholesale gasoline price plus approximately $0.25 to $0.30 due to the federal tax incentive of 51¢ per gallon. In 1996 the ethanol price increased dramatically because high corn prices caused many ethanol plants to curtail operations or shutdown. During the past two years, ethanol has traded between a high of approximately $5.00 and a low of approximately $1.05 per gallon. Prices can vary from state to state at any given time.

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

The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy. The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the country’s dependence on foreign oil. As amended, the federal tax exemption currently allows the market price of ethanol to compete with the price of domestic gasoline. The exemption for a 10% ethanol blend is the equivalent of providing a per gallon “equalization” payment that allows blenders to pay more for ethanol than the wholesale price of gasoline and still retain profit margins equal to those received upon the sale of gasoline that is not blended with ethanol. Under current legislation, the federal gasoline tax is $0.184 per gallon and the tax on a 10% ethanol blend is $0.133 per gallon, providing a $0.051 difference. This federal tax exemption is scheduled to expire in 2010.

We believe the most significant boost to ethanol demand was the passage of the Energy Policy Act of 2005 (H.R. 6) by the US Congress. The bill mandates that at least 7.5 billion gallons of ethanol be used on an annual basis within the US by the year 2012.  It also gives “small ethanol producers” producing less than 60 million gallons of ethanol per year a 10 cent per gallon federal tax credit on the first 15 million gallons produced on an annual basis. We believe we will be eligible for this credit until our second Plant comes on line. We intend to apply for these once our first Plant becomes operational, and anticipate that we will receive some credits during the last part of 2007.  However, once we begin producing more than 60 million gallons per year as a Company, we do not believe we will be eligible for the credits thereafter.

Project Location—Proximity to Markets

We are building our first Plant in southwestern Iowa in Fremont County near the City of Shenandoah. Site selection was based upon location to existing grain production and price, animal feed lots, roads, rail transportation, natural gas lines, and major population centers. In November, 2005, we purchased two different parcels of land totaling approximately 95.91 acres from a private individual. The Shenandoah Chamber and Industry Association (“SCIA”) then donated to us an additional parcel of land of approximately 12 acres that lies to the southeast of these two parcels. The rail lines of Burlington Northern run along the Southern border of SCIA’S property. These lines will connect us to the regional and national ethanol markets of the U.S. Final site selection was contingent on analysis of such issues as cost of water, utilities and transportation, and upon raising sufficient funds to allow for construction, the securing of additional financing needed, and obtaining necessary permits and approvals to build at the selected location. There are no affiliations with the Company, or any of our directors, and the owners of the land from whom we acquired the land to build this Plant.

We are building our second Plant in northwestern Iowa in near the town of Superior. Site selection was based upon location to existing grain production and price, animal feed lots, roads, rail transportation, and natural gas lines. In 2006, we purchased parcels of land from private individuals, and are in the process of closing on other parcels of land that we own options on that will be needed to construct the Plant and the additional rail needed to store, load out and transport our products. The rail lines of the Union Pacific Railroad run adjacent to our property in Superior. These lines will connect us to the regional and national ethanol markets of the U.S. Final site selection was contingent on analysis of such issues as cost of water, utilities and transportation, and upon raising sufficient funds to allow for construction, the securing of additional financing needed, and obtaining necessary permits and approvals to build at the selected location. There are no affiliations with the Company, or any of our directors, and the owners of the land from whom we acquired the land to build this Plant. However, a director of the Company, Mr. Brian Peterson made an initial purchase of land for the Superior Plant and the Company then purchased the land from Mr. Peterson for stock.

Transportation and Delivery

Our Plants will have the facilities to receive grain by truck and rail and to load ethanol and distiller’s grains onto trucks and rail cars. The site of the Plant in Shenandoah lies adjacent to the lines of the Burlington Northern Railroad (BNSF). On January 26, 2006, we entered into an Allowance Contract (the “Allowance Agreement”) with BNSF Railway Company (“BNSF”) to renovate and add the additional track. Under the Allowance Agreement, we funded $3.5 million for track renovation and construction. The renovation and construction work was done by BNSF on approximately 20 miles of track on a Spur line owned by BNSF, running from Red Oak, Iowa to Shenandoah, Iowa. We are entitled to receive refund payments from BNSF to reimburse us for this expense. We will receive rebates for each car that is placed on the track, but only to the extent that our usage of the line exceeds the annual volume thresholds. There can be no assurance that our usage will surpass the annual volume thresholds or that we will be reimbursed for all or any part of the renovation or construction costs.

The Allowance Agreement is for a term expiring on September 14, 2015. We are responsible for complying with all laws, regulations, ordinances, orders, covenants, restrictions, and decisions of any court of competent jurisdiction in connection with our use of the GRPE Track (“Laws”) and the related renovation and construction work. Our use of the GPRE Track is at our sole risk and expense, and we are required to maintain, or cause to be maintained, the GRPE Track and all facilities and equipment, if any, in a safe and satisfactory condition, in compliance with all applicable Laws and in a condition satisfactory to BNSF. BNSF may require for safety purposes that we, at our sole cost and expense, provide flagmen, lights, traffic control devices, automatic warning devices, or any such safety measures that BNSF deems appropriate in connection with our use of this property and we are required to reimburse BNSF for the costs of such items.

We also agreed to release, indemnify, defend, and hold BNSF harmless from and against all claims, liabilities, fines, penalties, costs, damages, and other expenses arising out of or related to our renovation, construction and use of the GPRE Track.

The Plant being built in Superior, Iowa lies adjacent to the rail lines of the Union Pacific Railroad. We will have to build an extensive loop track at the site to store and transport our products throughout the country.  The estimated cost of the loop will be approximately $6.3 million.

Utilities

The production of ethanol is a very energy intensive process that uses significant amounts of electricity and natural gas. Water supply and quality is also an important consideration.

Natural Gas

The Plants will produce process steam from their own boiler systems and dry the DDGS by-product via a direct gas-fired dryer. We anticipate the Plants will each use approximately 5,500 deca-therms of natural gas per day. The price of natural gas is volatile, therefore we expect to use hedging strategies to protect us from the volatility of gas prices. We have hired U.S. Energy Services, Inc., who is experienced in hedging strategies to assist us.

Mid American Energy has agreed to construct a gas pipeline to the Plant in Shenandoah. However, we will not be committed to purchase natural gas from Mid American. We expect to purchase natural gas from the best possible source at any given time and simply pay a tariff fee to Mid American for transporting the gas through their pipeline. We could choose to purchase natural gas from Mid American and/or Northern Natural Gas, or any other third party, but we have not yet entered into any agreement with a utility regarding the specific type and nature of service to be provided.

To access sufficient supplies of natural gas to operate the Shenandoah Plant, a connection to a distribution pipeline located underground, which lies about 9 miles away from the site will be required. Mid American Energy has agreed that they would pay for the initial costs to run the additional pipe needed to make our Plant operational. However, we would be expected to pay for a portion of the costs if we were to expand the Plant in the future. We have entered into an agreement with U.S. Energy Services, Inc. to act as our natural gas purchaser and we anticipate entering into agreements, with the assistance of U.S. Energy Services, with a natural gas supplier(s) at whatever site we choose before we begin construction of the Plant.  U.S. Energy Services, Inc. will also act as our risk manager where natural gas is concerned.

At the Superior Plant, we have entered into the same type of agreement with U.S. Energy Services, as we have for the Shenandoah Plant. U.S. Energy Services will assist us in purchasing our natural gas for the Superior Plant as well as assist us in our hedging activities. At Superior, we have entered into an agreement with Northern Natural Gas Company (“NNG”) who is building a lateral pipeline for us that is approximately 1.9 miles in length, which will connect to a large interstate natural gas pipeline owned by NNG. We have committed to a firm capacity of space to be used by us in the pipeline. We will then be able to purchase natural gas from the best source possible at any given time, and then transport the gas from the point of origin to the Plant. We will pay a tariff to NNG for the use of their pipes as we are doing with Mid Am in Shenandoah.

Electricity

The Plants will each require approximately 30,000,000 kilowatts hours of electricity per year. We have entered into agreements with Mid American Energy concerning the purchase of electricity for the Shenandoah Plant.  We believe that the rates will be favorable for the Company for a period of 5 years. Thereafter, it is anticipated that the Company will pay market rates, unless a more favorable rate can be negotiated. In Superior we have entered into agreements with Iowa Lakes Electrical Cooperative (“ILEC”) and Cornbelt Cooperative (“CBC”) to supply electricity to that Plant. ILEC and CBC will build a substation at the Plant and a switch to provide electricity to the facility. We believe the rates for electricity that we have negotiated with ILEC will be favorable to the Company.

Water

We will require a significant supply of water. The water requirements for a 50 million-gallon per-year plant are approximately 400 to 600 gallons per minute. That is approximately 864,000 gallons per day if we were to use the maximum amount. Much of the water used in an ethanol plant is recycled back into the process. We will need boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler. Recycled water cannot be used for this process. Cooling tower water is deemed non-contact water (it does not come in contact with the mash) and, therefore, can be regenerated back into the cooling tower process. We anticipate using “grey water” at the Shenandoah Plant for the cooling tower that the City has agreed to give us for the cost of pumping the water from their treatment plant to our site. It is anticipated that this water will makeup about two thirds of the water that we will use at the Plant. The makeup water requirements for the cooling tower are primarily a result of evaporation. Depending on the type of technology utilized in the plant design, much of the water can be recycled back into the process, which will minimize the discharge water. This will have the long-term effect of lowering wastewater treatment costs. Many new plants today are zero or near zero effluent facilities. At most, there should be no more than 300 gallons per minute of non-contact cooling water effluent.

The City Engineer for Shenandoah, the Manager of the Waste Water Treatment Facility in Shenandoah and engineers from Fagen and ICM, working together have designed the water system we will be using at the Plant. We anticipate purchasing the potable water that we will need for the distillation process itself (water that will come into contact with the mash) from the City of Shenandoah also. We have discussed our water needs with the City’s water plant superintendent and the Waste Water Treatment Plant superintendent, on various occasions to make sure that there is sufficient water for the Plant’s operations. Mr. Kemper and Mr. Scott have also had conversations with engineers at Fagen and ICM to understand more fully the exact amounts and types of water that will be necessary at our facility. Each time we have had conversations with the city, including conversations after they had been in contact with the engineers at Fagen and ICM, we have been assured that the community has sufficient water to meet our needs and that our water usage will not have any adverse effects on the needs of other water users in the community.

At the Superior site, we will drill our own wells and use our own well water to operate the Plant. We believe we will have to drill two wells and will have to install a filtration system in Superior, but the system will not be as extensive as the one we have to put in at the Shenandoah Plant, due to the grey water we will be using there for the cooling tower. From the test wells that have been drilled at Superior, we anticipate that we will have plenty of water coming from our own wells to operate the Plant.

Our Primary Competition

We will be in direct competition with numerous other ethanol producers, many of whom have much greater resources. According to information obtained from the Renewable Fuel Association’s website, as of February 8, 2007 there were 113 producing ethanol plants/companies within the United States, capable of producing 5.58 billion gallons of ethanol annually.  As of this writing, it is believed that 77 new plants were under construction and seven of the currently operating plants were expanding their capacity. Once completed, the new plants under construction and in various stages of expansion will be able to produce an additional 6.19 billion gallons. It is anticipated that by the end of 2008, U.S. ethanol production capacity will be approximately 11.78 billion gallons on an annual basis.  U.S. There are also numerous other plants more on the drawing boards. Therefore, our Plants, when completed, will compete with many other ethanol producers and we anticipate that such competition will be intense.

We also face competition from foreign producers of ethanol and such competition may increase significantly in the future. According to information obtained from the website of the Iowa Farm Bureau, at this time, there are large international companies that have much greater resources than we have, including Cargill, have developed, and are developing more foreign ethanol production capacity. Cargill currently has ethanol production capacity in El Salvador that processes Brazilian ethanol for export to the U.S. Long-standing U.S. trade preferences for Caribbean and Central American countries allow them to ship ethanol to the U.S. duty-free, avoiding a 54 cent per gallon import tariff that would otherwise apply, up to 90 million gallons per year.

In 2006, the U.S. surpassed Brazil in the production of ethanol and became the world’s largest ethanol producer. Brazil is now the world’s second largest ethanol producer. However, Brazil makes ethanol primarily from sugarcane for significantly less than what it costs to make ethanol from corn in Iowa. This is due primarily to the fact that sugarcane does not need to go through the extensive cooking process to convert the feedstock to sugar, as corn does.  By not having to go through such an extensive cooking process, production costs are significantly lower for sugarcane producers. For this reason the U.S. has placed a tariff on imported ethanol in an attempt to level the playing field. However, Brazil still exported significant amounts of ethanol into the U.S. in 2006, with the full import tariff, as did China. If significant additional foreign capacity is created, such facilities could produce a glut of ethanol on the world markets. Such a glut could lower the price of ethanol throughout the world, including the U.S. If this were to happen, it could have an adverse effect on our operations and potential profitability.  We do not believe that this is likely to happen, because we believe ethanol usage is going to increase significantly in the future rather than decrease, due in part to higher prices for oil.  However, such foreign competition is a risk to our business.

Further, if the import duty on foreign ethanol were to ever be lifted for any reason, our ability to compete with such foreign companies would be drastically reduced. Although, at this time, such risks cannot be precisely quantified, we believe that such risks exist, and could increase in the future.

Another risk we face is that because we do not presently have any contracts to acquire corn from any producers, we may have to pay more for corn than other plants that do have existing contracts. We believe we can compete favorably with other ethanol producers due to our proximity to ample grain supplies at favorable prices, because, historically, the price of corn in the regions of the State where we are building our Plants has been, more often than not, lower than in other regions of Iowa. However, no guarantee can be given that the prices will remain lower or that we will be able to purchase corn at lower prices than our competition.

During the last twenty years, ethanol production capacity in the United States has grown from almost nothing to an estimated 5.58 billion gallons per year. New plants currently under construction and plants currently being expanded should increase capacity by approximately 6.19 billion gallons by the end of 2008, which would total 11.78 billion gallons. We believe this increase in capacity will continue in the future as more plants are built and/or expanded. We cannot determine the effect of this type of an increase upon the demand or price of ethanol.

As stated above, the ethanol industry has grown to approximately 113 ethanol production facilities in the United States. Industry authorities estimate that these facilities are capable of producing approximately 5.58 billion gallons of ethanol per year. The largest ethanol producers include Archer Daniels Midland, U.S. Bioenergy, Broin Companies, Verasun, Aventine, and Hawkeye Renewables, all of which are capable of producing more ethanol than we expect to produce by the end of 2007. In addition, there are several regional entities recently formed, or in the process of formation, of a similar size and with similar resources to ours.

The following table identifies the producers in the United States that we are aware of along with their production capacities as well as the known plants currently under construction as of the date of this writing.

U.S. FUEL ETHANOL INDUSTRY BIOREFINERIES

AND PRODUCTION CAPACITY

			Current	Under Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE			88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC*	St. Ansgar, IA	Corn		100
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a. EXOL*	Albert Lea, MN	Corn	40	8
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, LLC*	Denison, IA	Corn	40
Archer Daniels Midland	Decatur, IA	Corn	1,070	275
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Arkalon Energy, LLC	Liberal, KS	Corn		110
ASAlliances Biofuels, LLC	Albion, NE	Corn		100
	Linden, IN	Corn		100
	Bloomingburg, OH	Corn		100
Aventine Renewable Energy, LLC	Pekin, IL	Corn	207
	Aurora, NE	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	52
Blue Flint Ethanol	Underwood, ND	Corn		50
Bonanza Energy, LLC	Garden City, KS	Corn/milo		55
Broin Enterprises, Inc.*	Scotland, SD	Corn	11
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, ME	Corn	85
	Eddyville, IA	Corn	35
Cascade Grain	Clatskanie, OR	Corn		108
CassCo Amaizing Energy, LLC	Atlantic, IA	Corn		110

Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn		50
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn		40
Central Illinois Energy, LLC	Canton, IL	Corn		37
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago. MN	Corn	44
Coshoctan Ethanol, OH	Coshoctan, OH	Corn		60
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC	Morris, MN	Corn	21.5
Dexter Ethanol, LLC	Dexter, IA	Corn		100
E Energy Adams, LLC	Adams, NE	Corn		50
E3 Biofuels	Mead, NE	Corn		24
E Caruso (Goodland Energy Center)	Goodland, KS	Corn		20
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn		40
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	32
Ethanol Grain Processors, LLC	Obion, TN	Corn		100
First United Ethanol, LLC (FUEL)	Mitchell Co., GA	Corn		100
Frontier Ethanol, LLC	Gowrie, IA	Corn	60
Front Range Energy, LLC	Windsor, CO	Corn	40
Gateway Ethanol	Pratt, KS	Corn		55
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50	50
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95
	Riga, MI	Corn		57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	60	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grand River Distribution	Cambria, WI	Corn		40
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Greater Ohio Ethanol, LLC	Lima, OH	Corn		54
Green Plains Renewable Energy	Shenandoah, IA	Corn		50
	Superior, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105
	Fairbank, IA	Corn	115
	Menio, IA	Corn		100

Heartland Corn Products*	Winthrop, MN	Corn	35
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O'Neill, NE	Corn		100
Horizon Ethanol, LLC	Jewell, IA	Corn	60
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Illinois River Energy, LLC	Rochelle, IL	Corn	50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	50
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn	40
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Kansas Ethanol, LLC	Lyons, KS	Corn		55
Land O' Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Liquid Resources of Ohio	Medina, OH	Waste Beverage	3
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Marquis Energy, LLC	Hennepin, IL	Corn		100
Marysville Ethanol, LLC	Marysville, MI	Corn		50
Merrick & Company	Golden, CO	Waste Beer	3
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS	Corn
Michigan Ethanol, LLC	Caro, MI	Corn	50
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Millennium Ethanol	Marion, SD	Corn		100
Minnesota Energy*	Buffalo Lake, MN	Corn	18
Missouri Ethanol	Laddonia, MO	Corn	45
Missouri Valley Renewable Energy, LLC*	Meckling, SD	Corn		60
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North County Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Volney, NY	Corn		114
Northeast Missouri Grain, LLC*	Macon, MO	Corn	45
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50

Northstar Ethanol, LLC	Lake Crystal, MN	Corn	52
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5
Pacific Ethanol	Madera, CA	Corn	35
	Boardman, OR	Corn		35
Panda Energy	Hereford, TX	Corn/milo		100
Panhandle Energies of Dumas, LP	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Penford Products	Cedar Rapids, IA	Corn		45
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn		55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Pinnacle Ethanol, LLC	Corning, IA	Corn		60
Plainview BioEnergy, LLC	Plainview, TX	Corn		100
Platinum Ethanol, LLC*	Athur, IA	Corn		110
Plymouth Ethanol, LLC*	Merrill, IA	Corn		50
Prairie Ethanol, LLC	Loomis, SD	Corn	60
Prairies Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Premier Ethanol	Portland, IN	Corn		60
Pro-Corn, LLC*	Preston, MN	Corn	42
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn	50
Redfield Energy, LLC*	Redfield, SD	Corn		50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn		130
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25	40
Siouxland Ethanol, LLC	Jackson, NE	Corn		50
Sioux River Ethanol, LLC*	Hudson, SD	Corn	50
Southwest Iowa Renewable Energy, LLC*	Council Bluffs, IA	Corn		110
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Summit Ethanol	Leipsic, OH	Corn		60
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tama Ethanol, LLC	Tama, IA	Corn		100
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105

The Andersons Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn		110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United Ethanol	Milton, WI	Corn		52
United WI Grain Products, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn	250	250
	Woodbury, MI	Corn
	Hankinson, ND	Corn
	Ord, NE	Corn
	Central City, NE	Corn
	Dyersville, IA	Corn
U.S. Energy Partners, LLC (White Energy)	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	230	330
	Ft. Dodge, IA	Corn
	Charles City, IA	Corn
	Welcome, MN	Corn
	Hartley, Ia	Corn
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	52
Western New York Energy, LLC*	Shelby, NY	Corn		50
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boycewille, WI	Corn	40
White Energy	Hereford, TX	Corn/milo		100
Wind Gap Farms	Baconton, GA	Brewery waste	0.4

Renova Energy	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5	35
Yuma Ethanol	Yuma, CO	Corn		40

Total Current Capacity at
113 ethanol biorefineries			5,583.4

Total Under Construction
(77)/Expansions (7)				6,193.5

Total Capacity			11,776.9

* locally-owned
Updated: February 8, 2007

Operating Ethanol Plants in the State of Iowa

According to the Iowa Renewable Fuels Association’s website, there are currently 26 operating ethanol plants in Iowa, 16 other plants presently under construction, (including ours) and 5 more that are expected to begin construction in the near future. The plants are scattered throughout the State, but are concentrated, for the most part, in the northern and central regions where a majority of the corn is produced.  We will face significant competition from these other plants, especially the ones closest to ours.

Competition from Alternative Fuel Additives

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies with far greater resources. New products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.

The development of other products that could be used as oxygenates could hinder the growth of the ethanol market. The impact of such alternatives can not be determined at this time, but if another alternative to ethanol were developed, the negative ramifications to the ethanol industry could be significant.

Historically, MTBE was used as an oxygenate in gasoline. However, it has been linked to groundwater contamination at various locations in the east and west. As a result, California passed legislation which completely phased out MTBE from its gasoline pool as of January 1, 2004. Similarly, New York and Connecticut passed legislation to phase out the use of MTBE by December 31, 2004. According to the Energy Information Administration, more than sixteen states have banned the use of MTBE, due to concerns over groundwater contamination, and other states were proposing to do so prior to the passage of the Energy Policy Act of 2005 (H.R. 6). Ethanol was, and is, the most readily available substitute for MTBE. With the passage of the Federal Energy Policy Act of 2005 (H.R. 6), the protection from lawsuits that had been granted to producers and blenders of MTBE was removed. This means that anyone that used MTBE in the past cannot be sued for doing so, since it was the Federal Government that required blenders to oxygenate with such things as MTBE in the first place. However, producers and/or blenders that continue to use MTBE as an oxygenate, may be sued in the future. Therefore, blenders in the U.S. are no longer using MTBE as an oxygenate.

Advances and changes in the technology of ethanol production are expected to occur primarily in the area of ethanol made from cellulose obtained from other sources of biomass such as switch grass or fast growing poplar trees. If significant advances were made in the area of cellulostic ethanol production, such advances could make the current ethanol production technology that we intend to use at our Plants less desirable or even obsolete. We do not believe there will be discoveries in the area of cellulostic ethanol that will make it more economical than ethanol made from corn. However, the possibility does exist. Our Plants are being built as single-purpose entities and will have no use other than the production of ethanol and associated products. Any such event may have a material adverse effect on our operations, cash flows and financial performance.

Employees

We presently have eight full time employees and three part-time employees. We have also hired Engineering and Construction Services of Sioux City, Iowa that is helping us oversee the construction of the Superior Plant. We are currently in the process of interviewing other potential employees that we would like to have in place in the immediate future. Our success will depend in part on our ability to attract and retain qualified personnel at a competitive wage and benefit level. We must hire additional qualified managers, accounting, human resources and other personnel. We will operate in rural areas with low unemployment. There is no assurance that we will be successful in attracting and retaining qualified personnel at a wage and benefit structure at or below those we have assumed in our projections. We believe we will be able to hire the needed personnel. However, if we were not able to do so, it could have a material adverse effect on our operations, cash flows and financial performance.

At the corporate level we have a CEO, COO, CFO, Executive Vice President in Charge of Construction, Executive Vice President in Charge of Site Development, and a Controller. At present, we believe we have the needed expertise in place to complete the construction of our two Plants, as well as the development and construction of additional plants or expansions of the Plants we are building.

We also recently hired an experienced plant manager for the Shenandoah project and are in the process of interviewing candidates for the position of plant manager for our Plant being built in Superior, Iowa. We are also presently interviewing people for the positions of commodities manager, maintenance manager, and plant accountant for the Shenandoah project.

Prior to the completion of the construction of our Plants and the commencement of operations, we intend to hire a total of approximately 34 employees at each Plant. Approximately ten of those employees will work in management and administration at each Plant and the remainder will work in Plant operations.

The following table represents some of the anticipated positions within the Plant and the minimum number of individuals we intend to employ for each position:

Position	Number of Employees
General Manager/Site Manager	1
Plant Manager	1
Production Manager	1
Commodities Manager	1
Controller /Plant Accountant	1
Lab Manager	1
Lab Technician	2
Environmental/Safety Specialist	1
Secretary/Clerical	4
Shift Supervisors	4
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	12
Total Employees	34

The position titles, job responsibilities and numbers allocated to each position may differ when we begin to employ individuals for each position.

We have and intend to continue to enter into written confidentiality and assignment agreements with our officers and employees. Among other things, these agreements require such officers and employees to keep strictly confidential all proprietary information developed or used by us in the course of our business.

Sales and Marketing

We intend to sell and market the ethanol and distiller’s grains produced at the Plants through normal and established markets. We intend to market all of the ethanol produced with the assistance of an ethanol distributor, and have entered into agreements with RPMG of Belle Plaine, MN regarding the sale of our ethanol at both Plants. Similarly, we intend to sell all of our DDGS through the use of an ethanol-byproducts marketing firm, and have entered into agreements regarding the sale of our DDGS at both Plants with Commodity Specialists Company (“CCS”) of Minneapolis, MN to sell our distillers grains products.

We do not plan to hire or establish a sales organization to market any of the products or by-products we produce at present, although we may choose to do so in the future. Consequently, we will be extremely dependent upon the entities we plan to engage to purchase or market each of our products.

Construction of the Plants—Proposed Design-Build Contracts

We have entered into a Design-Build Contract with Fagen, Inc. in connection with the design, construction and operation of the Shenandoah Plant.

Fagen, Inc.

Fagen, Inc. has been involved in the construction of more ethanol plants than any other Company in this industry. Fagen, Inc. is providing two services for the project. First, Fagen is acting as co-developer for the project along with ICM. Second, Fagen will act as the general contractor on the project. Fagen, Inc. has extensive experience in the area of heavy industrial projects, particularly agricultural based facilities. The expertise of Fagen in integrating process and facility design into a construction and operationally efficient facility is very important. Fagen’s understanding of operational efficiencies and integration of various processes is essential to our success. Fagen, Inc. also has knowledge and support to assist our management team in executing a successful start-up. Fagen, Inc. is a meaningful project participant because of its investment and desire to facilitate the project's successful transition from start-up to day-to-day profitable operation.

General Terms and Conditions

We entered into a Lump-Sum Design Build Contract with Fagen, Inc. (the “Construction Agreement”). The Construction Agreement is dated January 13, 2006, but it was not mutually executed by the parties until January 23, 2006. Under the Construction Agreement, Fagen will provide all work and services in connection with the engineering, design, procurement, construction startup, performances tests, training for the operation and maintenance of the Plant and provide all material, equipment, tools and labor necessary to complete the Plant in accordance with the terms of the Construction Agreement. As consideration for the services to be performed, Fagen will be paid $55,881,454, subject to adjustments contained in the Construction Agreement.

We were required to pay an initial payment of $5,000,000, less retainage, at the time of the notice to proceed. We have since been required to make payments to Fagen based upon monthly applications for payment submitted to us by Fagen, Inc. for all work performed as of the date of the application. We have retained 10% of the amount submitted in each application for payment up to a maximum of $2,794,073. Retainage will be released upon substantial completion of the Plant or that related to completed portions of the work.  All undisputed amounts not paid within five days after the due date will incur interest.

If Fagen encounters “differing site conditions,” it will expect to be entitled to an adjustment in the contract price and time of performance, if such conditions adversely affect its costs and performance time. By “differing site conditions,” we mean any concealed physical conditions at the site that:

• Materially differ from the conditions contemplated in the Construction Agreement; or

• Any unusual conditions which differ materially from the conditions ordinarily encountered in similar work.

In addition, Fagen is expected to be responsible for the following:

• Providing all necessary design services, such as architectural, engineering and other professional design services, consistent with applicable law and provided by licensed design professionals either employed by Fagen or qualified independent licensed design consultants;

• Performing all work in accordance with all legal requirements;

• Obtaining all underground utility locating service permits, building permits, mechanical permits, electrical permits, structure permits and above ground storage tank permits;

• Performing its responsibilities in a safe manner so as to prevent damage, injury or loss;

• Providing to us a warranty that the work performed for us is of good quality, conforms to all contract and construction documents, and is free of defect in materials and workmanship;

• For a period of one year after substantial completion, correcting, at their cost, any defects in materials and workmanship and commencing correction of defects within seven days of receipt of notice from us that the work performed was defective;

• Obtaining and providing us with a certificate of insurance covering claims arising from worker's compensation or disability; claims for bodily injury, sickness, death or disease, regardless of whether the person injured was an employee of Fagen; coverage for usual personal injury liability claims for damages sustained by a person as a direct or indirect result of Fagen’s employment of the person, or sustained by any other person; claims for damage or destruction of tangible personal property; claims for damages (other than relating to Fagen’s work) because of injury to or destruction of tangible property; claims arising from personal injury, death or property damage resulting from ownership, use and maintenance of any motor vehicles; or claims pursuant to any duty to indemnify. Such insurance must be maintained throughout the development and construction of the Plant; and

• Indemnifying, defending and holding us, our officers, directors, agents and employees harmless against any claims, losses, damages, liabilities, including attorney's fees and expenses, for any bodily injury, sickness, death or damage or destruction of property if such arises from the negligent acts or omissions of Fagen, its consultants, agents or employees.

We expect to be responsible for the following:

• Obtaining and maintaining liability insurance to protect us from any claim that may arise from performance of our responsibilities;

• Obtaining and maintaining property insurance for the full insurable value of the Plant, including professional fees, overtime premiums and all other expenses incurred to replace or repair the Plant;

• Indemnifying, defending and holding Fagen, its officers, directors, agents and employees harmless against any claims, losses, damages, liabilities, including attorney's fees and expenses, for any bodily injury, sickness, death or damage or destruction of property due to the negligent act or omission of our officers, directors, agents and employees;

• Rough grading and preparing the construction site to the specifications of Fagen;

• Obtaining septic tank and drain field permits, railroad permits and approvals, archeological survey, highway access permit, construction air permit, construction permit, operations permit, wastewater permit, water appropriation permit, fire protection permit and TTB permit;

• Procuring potable water supply and distribution, process water supply and distribution, fire loop and fire protection system, a continuous supply of electricity and natural gas to the site, utility water discharge line, wells and well pump, and fencing;

• Arranging for rail service, tracks, ties and ballast to the Plant.

Fagen will have the right to stop or postpone work and to reasonably adjust the time for completion of the Plant if any of the following occurs:

• There is a force majeure event, such as, without limitation, floods, earthquakes, hurricanes, tornadoes, adverse weather conditions not reasonably anticipated or acts of God; sabotage; vandalism beyond that which could reasonably be prevented; terrorism; war; riots; fire; explosion; blockades; insurrection; strike; slow down or labor disruptions; economic hardship or delay in the delivery of materials or equipment that is beyond the control of Fagen, and action or failure to take action by any governmental authority, but only if such requirements, actions, or failures to act prevent or delay performance; and inability, despite due diligence, to obtain any licenses, permits, or approvals required by any governmental authority

• The presence of any hazardous conditions at the construction site. Upon receiving notice of a hazardous condition, we must immediately proceed to correct the condition. After the condition is corrected and our experts provide written certification that the hazardous condition has been corrected and all necessary governmental approvals have been obtained, Fagen should resume work in the effected area. Fagen may be entitled to an adjustment in price and time for completion of the Plant if its price and time for performance have been adversely affected by the hazardous condition;

• Work on the Plant has stopped for 60 consecutive days, or more than 90 days total, because of any order from us or a court or governmental authority, if such stoppage is not because of any act or omission of Fagen or because we failed to provide Fagen with information, permits or approvals for which we will be responsible. Fagen may terminate the Construction Agreement if we do not begin to correct the above within seven days after receipt of Fagen’s termination notice.

All drawings, specifications, calculations, data, notes and other materials and documents furnished by Fagen will be owned by Fagen. We will be granted an irrevocable limited license to use such drawings, specifications and related documents in connection with our occupancy and repair of the Plant.

Timetable for Completion of the Plant, Early Completion Bonus and Liquidated Damages

It is estimated that the Plant will be substantially completed within 485 days after the notice to proceed, which was given and accepted by Fagen on June 5, 2006. Fagen is entitled to an early completion bonus if the project is finished ahead of schedule and is required to pay liquidated damages in the event the project is not completed in a timely manner. This schedule also assumes that weather, strikes, and other factors beyond our control do not upset our timetable. There can be no assurance that the timetable that we have set will be followed, and factors or events beyond our control could hamper our efforts to complete the project in a timely fashion.

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

Termination

Both parties have the right to terminate the Construction Agreement for cause. If we terminate the Construction Agreement without cause or if Fagen terminates the Construction Agreement for cause, then we will be required to pay Fagen for (i) all work executed prior to termination, (ii) Fagen’s reasonable costs and expenses attributable to such termination, (iii) amounts due in settlement of terminated contracts with subcontractors and design consultants, (iv) overhead and profit margin of fifteen percent on the sum of (i) and (ii), (v) all retainage withheld by us on account of work that was completed in accordance with the Construction Agreement, and (iv) $1,250,000 for the use of Fagen’s work product if we resume construction of the Plant without utilizing Fagen’s services.

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

Agra Industries

We, through our wholly owned subsidiary, Superior Ethanol, LLC, entered into a Design Build Contract (the "Construction Agreement") with Agra Industries, Inc. (“Agra”) for the design and construction of our Plant near Superior, Iowa. The Construction Agreement is dated August 1, 2006, but it was not mutually executed by the parties until August 7, 2006. Under the Construction Agreement, Agra will furnish all labor, materials, equipment and all services necessary to engineer, design and construct a 50 million gallon per year natural gas dry mill ethanol plant. The Plant will be located near Superior, Iowa. As consideration for the services to be performed, Agra will be paid the cost to perform the work plus a design builder's fee based on eight percent (8%) of the cost of the work. The sum of the cost of the work and the design-builder's fee is guaranteed by Agra not to exceed $75,953,276, subject to adjustments contained in the Construction Agreement. In addition to the guaranteed maximum price, we are required to make available a contingency fund of $4,000,000 that can be accessed by Agra for certain line item cost increases. We will be charged cost plus 8% for any authorized change orders in the work.

We are required to pay an initial mobilization payment of $7,595,328, less retainage, upon the later of (i) the date the Construction Agreement is executed by the parties and the payment is invoiced by Agra or (ii) confirmation from us of a loan commitment and equity funding in an amount equal to the cost of constructing and developing the Plant. We have secured the necessary equity funding, received a letter of commitment for the needed debt financing on October 16, 2006, and expect to enter into a final loan agreement with our lenders for approximately $51.6 million in the near future.

We are required to make progress payments to Agra based upon applications for payment submitted to us by Agra. Applications will be submitted twice per month and payment of undisputed amounts is due within fifteen days thereafter. We expect to retain 7% of the amount submitted in each application for payment, up to a maximum of $4,000,000. Retainage will be released upon substantial completion of the Plant. All undisputed amounts not paid when due will incur interest at the rate of 10%.

Agra is to achieve substantial completion of the work no later than fifteen months from the date of commencement, subject to adjustments as described in the Construction Agreement. Substantial completion occurs when (i) the project has been constructed according to the plans and specification, (ii) a certificate of occupancy has been issued, (iii) a punch list has been agreed to by Agra and Superior, and (iv) each of the performance guarantees, when separately tested, achieves results of 90% or better.

Agra is required to pay liquidated damages in the amount of $7,500 per day for each day after the required substantial completion date that the work is not substantially complete through no fault of Superior. The aggregate amount of liquidated damages is capped at $2,000,000. Agra is entitled to an early completion bonus of $2,500 for each day that substantial completion occurs in advance of the required substantial completion date, provided that the Plant meets certain performance guarantees within 90 days following the substantial completion date.

If Agra encounters conditions at the site that are (i) subsurface or otherwise concealed physical conditions which differ materially from those indicated in the Construction Agreement or (ii) unknown physical conditions of an unusual nature which differ materially from those ordinarily found to exist and generally recognized as inherent in construction activities of this type, then an equitable adjustment to the consideration to be paid to Agra and the required substantial completion date under the Construction Agreement is required.

Agra will have the right to stop or postpone work and to reasonably adjust the time for completion of the work if any of the following occurs:

•

Delays caused by any governmental or regulatory authority that are not the result of any fault, negligence or breach of the Construction Agreement by Agra;

•

Delay in acting or failing to act in accordance with the terms of the Construction Agreement, provided we have been given notice by Agra of the same and failed to cure our non-compliance;

•

Restraints or injunctions issued by a judicial body requiring the work to be halted;

•

Changes in laws affecting the Construction Agreement are enacted;

•

Force majeure events, such as, fires, floods, earthquakes, civil disturbances, wars, insurrections, riots, or sabotage;

•

Strikes, involuntary work stoppages, labor disputes, or lockouts not resulting from any fault of Agra which could not be reasonably expected;

•

Receipt of materials or equipment is delayed, but only up to a maximum of 75 days, through no fault of Agra;

•

Adverse weather conditions that are abnormal for period that could not have been reasonably anticipated; and

•

Any other delay not caused by Agra or otherwise set forth herein.

Both parties have the right to terminate the Construction Agreement for cause. Agra may terminate the Construction Agreement if (i) work is stopped for a period of 30 consecutive days through no fault of Agra, (ii) a governmental act requires the work to be stopped, (iii) we do not pay Agra the amounts owed, or (iv) upon other specified events. Upon such termination by Agra, we are required to pay Agra for the work performed and for proven losses with respect to materials, equipment, tools, and construction equipment and machinery, including reasonable overhead, profit and damages. We may terminate the Construction Agreement without cause. Upon such termination, Agra is entitled to payment for design services performed, costs incurred by reason of such termination and reasonable overhead and profit on design services not completed.

Dispute Resolution

We will attempt to resolve any disputes under the Construction Contract through discussions between the parties. If the dispute is still not resolved, then the parties would submit the matter to arbitration, but only on written agreement of both parties. If the parties do not agree to arbitration, then the matter will be resolved through other legal remedies.

Regulatory Permits

We engaged two different environmental consulting firms to coordinate, advise and assist us with obtaining certain environmental, occupational health, and safety permits, plans, submissions, and programs. Many of those permits are discussed below. In addition to these permits, we have applied and will apply for other local, state, and federal permits related to environmental, occupational health, and safety requirements as needed. The information below is based in part on information generally relied upon by consultants and may include certain assumptions regarding the accuracy of specifications provided by manufacturers of the equipment and other components used in the construction of the Plants.

Phase I Environmental Permit

Before construction could begin, we had to obtain a Phase I Environmental Permit, at both sites which stated that the proposed site was not contaminated in anyway that would pose an environmental hazard to anyone working at the site. We entered into an agreement with PSI, Inc. of Omaha, NE to perform this work. They completed their studies and found that there were no such hazards present at the proposed sites, and that we would be able to proceed with construction.

Air Permit

We engaged NRG (Natural Resource Group) to do the modeling and obtain our air permits for the Plants. Air permits for both projects were obtained in a timely manner.

Waste Water Discharge Permit

The Plants will be zero-discharge facilities. We expect that we will use water to cool our closed circuit systems in the Plants. In order to maintain a high quality of water for the cooling systems, the water will be continuously replaced with make-up water. As a result, the Plants are expected to discharge clean, non-contact cooling water from boilers and the cooling towers. Several discharge options, including publicly owned treatment works, use of a holding pond, discharge to a receiving stream, subsurface infiltration, irrigation and other options are under consideration by our consulting engineers and us. All of our waste water at the Shenandoah Plant will be returned to the City of Shenandoah, therefore, it is our understanding that we will not need to apply for this permit because we will not be releasing waste water. The disposal of waste water will be the city’s responsibility.  At Superior, we anticipate that we will discharge such water to a nearby stream.

Storm Water Discharge Permit and Storm Water Pollution Prevention Plan (SWPPP Permits)

Before we could begin construction of our Plants, we had to obtain an Industrial Storm Water Discharge Permits from the Iowa Department of Natural Resources (“IDNR”). These permits are required for any construction project. We were informed by the IDNR that we simply had to file a Notice of Intent in a local newspaper as well as a Notice of Intent to them. These permits were classified as either general or specific by the IDNR and the applications were filed before construction began. In connection with these permits and notices, we also had to have a Storm Water Pollution Prevention Plan in place that outlined various measures we planned to implement to prevent storm water pollution.

As part of the application for the Construction Site Storm Water Discharge Permits, we were required to prepare a construction site erosion control plan for each project. We are also subject to certain reporting and monitoring requirements. We entered into agreements with NRG to obtain these permits.

Bureau of Alcohol, Tobacco and Firearms Requirements

Before we can begin operations, we will have to comply with applicable Bureau of Alcohol, Tobacco and Firearms (“ATF”) regulations. These regulations require that we first make application for and obtain an alcohol fuel producer’s permit. 27 CFR §19.915. The application must include information identifying the principal persons involved in our venture and a statement as to whether any such person has ever been convicted of a felony or misdemeanor under federal or state law. The term of the permit is indefinite until terminated, revoked, or suspended. The permit also requires that we maintain certain security measures. We must also secure an operations bond pursuant to 27 CFR § 19.957. There are other taxation requirements related to special occupational tax and a special tax stamp. We intend to apply for this permit in the near future.

FAA

The proposed site in Shenandoah, Iowa is situated within a few thousand feet of the Shenandoah airport. Our highest structure, the grain leg between our two main storage silos, was anticipated to be 165’. Therefore, we needed to receive approval from the FAA to build the Plant at the Shenandoah site.

The City Engineer in Shenandoah, who has had significant dealings with the FAA indicated to us that he didn’t believe there would be a problem if we kept the structure below 150’. Engineers at Fagen, Inc., indicated that they had faced that problem before and stated that they could redesign the Plant to keep the grain leg under 150’. Therefore, we applied to the FAA for the approval to build the Plant with the highest structure not to exceed 165’. We were granted that approval to build on January 6, 2005.  However, we were also told that we could only build as long as the highest structure did not exceed 150’.  Engineers at Fagen, Inc. have since redesigned the Plant not to exceed 150’ by lowering the grain leg and installing a series of conveyor belts that will effectively move the grain into the hammer mill. We did not face any such difficulties at the Superior site and were not required to obtain any such permit for that Plant.

EPA

Even if we receive all environmental permits for construction and operation of the Plants, we will also be subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than an individual state’s environmental administrators. Environmental rules are subject to change, and any such changes could result in greater regulatory burdens.

Expected Timing of Permitting and Consequences of Delay or Failure

Without the air pollution construction permits, we would have been unable to begin construction. As stated above, these permits were applied for and granted.  The permits are valid indefinitely until the Plants are modified or there is a process change that changes air emissions.

We must complete our spill prevention control and countermeasure (“SPCC”) plan at or near the time of commencement of operations.  That is in the process of being completed and near completion.

If we decided to expand the Plants and perhaps drill a well at the Shenandoah site, we would also need to obtain a high capacity water withdrawal permit before commencing operations. We have applied for such permits at the Superior site, however, there is no assurance that this permit will be granted.

We must obtain an Alcohol Fuel Producer's Permit, post an operations bond, and file certain information with the Bureau of Alcohol, Tobacco, and Firearms before we begin operations. We anticipate applying for this permit in a timely fashion and believe that the permit will be granted. However, no assurance can be given that it will be granted.

Without all of the needed permits, we will be unable to begin or continue operations.

Small Ethanol Producer Tax Credit

“Small Ethanol Producers” are allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The Energy Policy Act of 2005 (H.R. 6) changed the definition of a "small ethanol producer" from 30 million gallons per year to 60 million gallons per year to reflect the changing nature of the industry. Therefore, we believe we will qualify to receive the credit under current law, and believe we will continue to be eligible for the credits until we commence operations at our second Plant, and will apply for said tax-credit once we are in production in Shenandoah. Said legislation was introduced by U.S Congressman Steve King (R-IA) (H.R. 36). Congressman King represents the district in which Shenandoah is located. Specifically, producers producing up to 60 million gallons of ethanol per year became eligible to receive the credit. With the tax legislation enacted, we expect to receive the credit for our first 15 million gallons of annual production in Shenandoah, Iowa. We believe this credit will be beneficial to our profits and loss statements.

Environmental Compliance Costs

After construction of the Plants and after we obtain the initial regulatory approvals to operate the Plants, we do not expect that compliance with current applicable federal, state and local environmental regulations will have a material impact on our capital expenditures, earnings or competitive position. After the construction of the Plants is completed, we do not expect to make significant capital expenditures for environmental control facilities during the two fiscal years to follow, or thereafter for the foreseeable future.  According to representatives from our design builders, approximately 6% to 8% of the projected costs to construct the Plants will be spent on environmental control facilities. The estimates provided in this paragraph are subject to change based on amendments to existing rules or regulations or the adoption of new environmental rules or regulations that may affect the Plants or our operations.

Nuisance

Even if we receive all EPA and Iowa environmental permits for construction and operation of the Plant, we may be subject to the regulations on emissions by the Environmental Protection Agency. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from odors or other air or water discharges from the Plants, although we do not expect any such claims. To minimize the risk of such claims, we intend to employ a thermal oxidizer at each site.

Acquisition of Superior Ethanol, LLC

On February 22, 2006, we acquired all of the outstanding ownership interest in Superior Ethanol, LLC (“Superior”).  Superior had options to acquire at least 159 acres of property in Dickinson County, Iowa. Superior had completed a feasibility study relating to the construction of an ethanol plant on this site and the site was zoned as “heavy industrial”.  The Superior site had been awarded a property tax abatement from Dickinson County, Iowa.  In addition, Superior had $210,291 in cash at closing. As consideration for the acquisition of Superior, a wholly owned subsidiary of the Company, we issued 100,000 shares of our restricted common stock to Brian Peterson, a director of the Company. Prior to the acquisition, substantially all of Superior was owned by Mr. Peterson.

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

Risks Related to the Common Stock

We plan to construct our Plants by means of substantial leverage of equity, resulting in substantial debt service requirements that could reduce the value of the stock of the Company.

We raised gross proceeds of $34,459,900 in our public offering. Those funds have been used to build our first Plant in Shenandoah, Iowa, and as of November 30, 2006, we have spent all of our equity committed to the construction of the Shenandoah Plant and have commenced to draw down on our credit facilities. Upon completion of the Plant in Shenandoah, we anticipate that our total term debt obligations will be approximately $47 million.

In July 2006, we raised approximately $48 million in gross offering proceeds ($46.8 million net of offering costs) in a second public offering of our common stock. These funds are being used to build our second Plant in Superior, Iowa. We have received a Commitment Letter from our proposed lenders and anticipate that we will close on the final loan documents in the near future for approximately $51.6 million. We believe with the equity raised in our second public offering and the loans from our lenders that we will have sufficient funds to complete the Superior Plant. As a result, our capital structure will be highly leveraged. Our debt load and service requirements could have important consequences which could reduce the value our common stock, including:

• Limiting our ability to borrow additional amounts for operating capital and other purposes or creating a situation in which such ability to borrow may be available on terms that are not favorable to us;

• Reducing funds available for operations and distributions because a substantial portion of our cash flow will be used to pay interest and principal on our debt;

• Making us vulnerable to increases in prevailing interest rates;

• Placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors;

• Subjecting all, or substantially all of our assets to liens, which means that there will be virtually no assets left for stockholders in the event of a liquidation; and,

• Limiting our ability to adjust to changing market conditions, which could increase our vulnerability to a downturn in our business or general economic conditions.

In the event that we are unable to pay our debt service obligations, we could be forced to: (a) reduce or eliminate dividends to stockholders, if they were to commence or (b) reduce or eliminate needed capital expenditures. It is possible that we could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of its debt. In the event that we are unable to refinance our indebtedness or raise funds through asset sales, sales of equity or otherwise, our business would be adversely affected and we may be forced to liquidate, and investors could lose their entire investment.

Our common stock is thinly traded.

There is currently a publicly traded market for our common stock. Our common shares trade on both the NASDAQ Capital Market and the American Stock Exchange. However, our shares are thinly traded and any investment made in our Company may be illiquid for an indefinite amount of time. Further, no assurance can be given that our shares will continue to be traded on these or any other exchange or market in the future.

Our lenders require us to abide by certain restrictive loan covenants that may hinder our ability to operate and reduce our profitability.

The loan agreements governing our secured debt financing contain a number of restrictive affirmative and negative covenants. These covenants limit our ability to, among other things:

• Incur additional indebtedness;

• Make capital expenditures in excess of prescribed thresholds;

• Pay dividends to stockholders;

• Make various investments;

• Create liens on our assets;

• Utilize the proceeds of asset sales; or,

• Merge or consolidate or dispose of all or substantially all of our assets.

We are also required to maintain specified financial ratios, including minimum cash flow coverage, minimum working capital and minimum net worth. Our lenders may utilize a portion of any excess cash flow generated by operations to prepay our term debt. A breach of any of these covenants or requirements could result in a default under our debt agreements. If we default, and if such default is not cured or waived, our lenders could, among other remedies, accelerate our debt and declare that such debt is immediately due and payable. If this occurs, we may not be able to repay such debt or borrow sufficient funds to refinance. Even if new financing is available, it may not be on terms that are acceptable. Such an occurrence could cause us to cease building the Plants, or if the Plants are constructed, such an occurrence could cause us to cease operations. No assurance can be given that our future operating results will be sufficient to achieve compliance with such covenants and requirements, or in the event of a default, to remedy such default.

The common stock may be diluted in value and will be subject to further dilution in value.

We issued a total of 765,000 shares of common stock to our founders and to seed capital investors in a private offering. Initially, 550,000 shares of common stock were sold to our two founding stockholders at $0.25 per share. We then issued an additional 215,000 shares to seed capital investors at a price of $2.50 per share. We then issued 3,445,990 shares of common stock at $10 per share in our IPO that closed in November 2005.  This offering included warrants exercisable for approximately 861,498 shares of common stock, which if exercised, equates to an additional consideration of approximately $25,844,940 from our IPO. Soon thereafter we issued an additional 5,000 shares to a director of our Company for services rendered, and an additional 5,000 shares were issued in January 2006, to the engineering firm that designed the rail layout for our Plant in Shenandoah for services rendered. We then issued an additional 100,000 shares to a director of the Company for our acquisition of Superior Ethanol, LLC. In connection with the Superior project, we issued 10,900 shares to purchase land for $478,510 related to the land for the Superior project. An additional 2,500 shares of our common stock were issued to the Shenandoah Chamber and Industry Association. During a time when our common shares were trading above the price of $30 per share, 273,108 warrants were exercised by certain of our shareholders to whom we issued an additional 68,277 shares in exchange for cash of $30 per share. We next issued 1,600,069 shares of our common stock to purchasers of our second public offering that closed on July 31, 2006. These shares were issued at a purchase price of $30.00 per share. These shares each had a warrant that can be exercised by the holders in the future. Five warrants are needed to purchase one share of our common stock at a purchase price of $60 per share. If for any reason we are required in the future to raise additional equity capital, if more warrants are exercised in the future, if options of any kind or additional shares were issued to our officers and directors, or to other members of our management or employees, our current shareholders may suffer further dilution to their investment. There is no assurance that further dilution will not occur in the future.

Risks Related to the Company

We have no operating history and our management has no material experience in the ethanol industry.

We are a late stage development Company that was formed in June of 2004, to construct and operate ethanol plants. However, we have no history of operations as an ethanol producer. Our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise. Other than our plant manager in Shenandoah, Iowa, no one else in the Company’s management has any material operational experience in the ethanol industry. There is no assurance that we will be successful in our efforts to build and operate the Plants. Even if we successfully meet all of these objectives and begin operations at the two Plants we are presently constructing, there is no assurance that we will be able to market the ethanol and distillers grains produced or operate the Plants profitably.

We may not be able to manage our start-up period effectively.

We anticipate a period of significant growth, involving the construction and start-up of operations of our first two Plants and the hiring of our employees for the operation of these Plants. This period of growth and the start-up of the Plants are likely to be a substantial challenge to us. We have limited financial and human resources. We will need to implement operational, financial and management systems and to recruit, train, motivate and manage our employees. We will be operating in areas of low unemployment. Though we believe that we can manage start-up effectively and properly staff our operations, there is no assurance that this will occur, and any failure by us to manage our start-up effectively could have a material adverse effect on us, our financial condition, cash flows, results of operations and our ability to execute our business plan.

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

The institutions lending funds to us are taking a security interest in our assets, including the property and the Plants. If we fail to make our debt financing payments, the lenders will have the right to repossess the secured assets, including the property and the Plants, in addition to other remedies. Such action would end our ability to continue operations. If we fail to make our financing payments and we cease operations, your rights as a holder of common stock are inferior to the rights of our creditors. We may not have sufficient assets to make any payments to you after we pay our creditors.

It is also our intention to attempt to build other plants at other locations, to expand at the sites on which we do build, and to aggressively pursue the acquisition of existing plants. If we are successful in accomplishing our goals, we may have to borrow even greater amounts of capital to fund said growth and/or issue additional shares of our stock. This could leverage us even further and cause greater dilution to our existing shareholders. If our cash flows were to diminish for any reason and we were not able to service our debt or raise additional equity through further sales of our shares, our lenders could call our debt and the value of our shares could decline substantially and purchasers of the shares of our Company could lose all or part of their investment.

A necessary part of our plan of operations is the receipt of significant debt funding, of which there can be no assurance.

We entered into loan arrangements whereby Farm Credit Services of America, FLCA and other participating lenders have agreed to lend us up to $47,000,000. We have also received a Commitment Letter from the same lenders who have agreed to lend us up to $51.6 million for the construction of our Superior Plant. We anticipate closing on this loan in the near future. The loan agreements contain representations, warranties, conditions precedent, affirmative covenants (including financial covenants) and negative covenants. There can be no assurance that we will be or continue to be in compliance with these representations, warranties, conditions precedent, affirmative covenants (including financial covenants) and negative covenants. Further, our lenders may require us to obtain performance bonds on our builders and their subcontractors, as well as on our technology providers. If we were unable to obtain such performance bonds, our lenders may refuse to release the needed funding to us. If that were to happen, or in the event that we were in non-compliance in any other way, then the lenders may refuse or terminate the funding of one or both of the projects in which case we would not have the funding to complete construction of the Plants or commence operations. Without such funding the value of our common stock would probably decrease substantially.

Our business success is dependent on unproven management.

Prior to the formation of our Company, none of our officers and directors had any experience in the ethanol industry, with the exception of Wayne Hoovestol, our COO who is also a director of the Company. However, his experience has been limited to that of a board member and an investor in other ethanol plants.  During the past two and a half years, a great deal of knowledge concerning the ethanol industry has been acquired by our officers and directors. We have hired an experienced plant manager for our Plant in Shenandoah, who has significant experience in the operations of ethanol plants. Therefore, even though none of our founders or directors has prior operational experience in the ethanol business, we believe we have the necessary managerial expertise in place to carry out our business plans and to commence operations at our Plants.  Our plant manager has worked at similar plants for approximately six years, prior to joining our Company. Although our Plant manager has been a manager at profitable Fagen built plants, we are still presently, and likely will continue to be, heavily dependent upon our current management, who, with the exception of our Plant manager, has no experience in the operations of ethanol plants. We presently have only eight full-time employees and three part-time employees.  Our founders and directors will therefore be instrumental to our success.

We currently have nine directors. Our two founding stockholders and initial directors live in Nevada and Utah. Seven other directors make up our board. Three of those directors live in Iowa, two others live in Nevada, another lives in Utah and the ninth resides in New Jersey. These individuals are experienced in business generally. Some have experience in raising capital, others in construction, one in operating truck lines, and in governing and operating other types of companies, but none of them have significant experience in organizing, building and operating an ethanol plant. It is also possible that one or more of our founding stockholders and/or initial directors may later become unable to serve, and we may be unable to recruit and retain suitable replacements. Our dependence on our founding stockholders and current directors may have a material adverse impact upon our operations, our cash flows and overall financial performance.

Our board of directors will have the exclusive right to make all decisions with respect to the management and operation of our business and our affairs. Investors will have no right to participate in the decisions of our board of directors or in the management of the Plants. Investors will only be permitted to vote in a limited number of circumstances. Accordingly, no person should purchase securities unless such person is willing to entrust all aspects of our management to the board of directors. We are presently managed by our board of directors. However, none of the directors have significant expertise in the ethanol industry. In addition, all members of our board of directors are presently engaged in business and other activities outside of and in addition to our business, with the exception of our CEO and cofounder, Barry Ellsworth, who devotes all of his time to the daily activities of the Company. These other activities all impose substantial demand on the time and attention of such directors.

We anticipate hiring a plant manager for the Plant in Superior in the near future with experience in the ethanol industry and a production plant similar to our proposed Plant, as we have hired a plant manager for our Plant being built in Shenandoah. We have hired a controller for the Shenandoah Plant and we intend to hire a controller/accountant for the Superior Plant that hopefully has both experience as a controller of a public Company and experience with an ethanol production plant. However, there is no assurance that we will be successful in attracting or retaining such individuals because of a limited number of individuals with expertise in the area and a competitive market with many new plants being constructed. Furthermore, we may have difficulty in attracting other competent personnel to relocate to Shenandoah, Iowa, or Superior, Iowa, in the event that such personnel are not available locally. Our failure to attract and retain such individuals would likely have a material adverse effect on our operations, cash flows and financial performance.

We have a history of operating losses and may never achieve profitable operations.

For the period from our formation on June 29, 2004 through November 30, 2006, we incurred an accumulated net income of $470,371 related to our income from derivative financial instruments and interest income offset by operating expenses. We believe we will incur significant losses from this time forward until we are able to successfully complete construction and commence operations of our Plants. There is no assurance that we will be successful in our efforts to build and operate an ethanol plant. Even if we successfully meet all of these objectives and begin operations at the ethanol Plants, there is no assurance that we will be able to operate profitably.

We will be dependent on our Design Builders and Technology Providers for expertise in the commencement of operation in the ethanol industry and any loss of this relationship could result in diminished returns or the entire loss of any investment.

We are dependent on our relationship with Fagen, Inc., and its employees. Specifically, we are dependent upon Mr. Roland “Ron” Fagen. Mr. Fagen and the employees of his company have considerable experience in the construction, start-up and operation of ethanol plants. Any loss of our relationship with Fagen, Inc. and/or Mr. Fagen, particularly during the construction and start-up period for the Shenandoah Plant, may have a material adverse impact on our operations, cash flows and financial performance.

In the same manner, concerning the Superior project, we are dependant on Agra Industries and Delta T, and their employees, who have experience in the construction, start-up and operation of ethanol plants. Any loss of our relationship with Agra and/or Delta T, particularly during the construction and start-up period for the Superior Plant, may have a material adverse impact on our operations, cash flows and financial performance.

Risks Related to Construction of the Plant

We will depend on key suppliers, whose failure to perform could hinder our ability to operate profitably and decrease the value of your investment.

We are highly dependent upon Fagen, Inc. to design and build the Shenandoah Plant under our Design-Build Agreement, as we are with Agra and Delta T at the Superior Plant. There are general risks and potential delays associated with such a project, including, but not limited to, fire, weather, permitting issues, and delays in the provision of materials or labor to the construction site. Certain parts for ethanol plants are currently back ordered and we may not be able to get delivery of those parts in a timely manner. Any significant delay in the planned completion date may have a material adverse effect on our operations, cash flows and financial performance.

It is believed that Fagen, Inc. has entered into agreements to build numerous other ethanol plants such as our proposed Plant and to expand several other existing plants. There is a risk that Fagen has taken on so much work that Fagen might not be able to perform in a timely manner. If this were to be the case, Fagen, Inc. may be forced to terminate some of its relationships with entities for whom Fagen, Inc. has contracted to build plants, or perhaps not be able to construct said plants within the timeframes promised. If Fagen were to terminate its relationship with us after construction was initiated, there is no assurance that we would be able to obtain a replacement general contractor. Fagen is the most respected builder of ethanol plants in the country and we anticipate that the Shenandoah Plant will be delivered as promised by Fagen. However, if Fagen were not able to deliver the Plant within the timetable promised, we could come into a situation of default with our lenders. Any such event would likely have a material adverse affect on our operations, cash flows and financial performance.

The Design-Build Agreement contains a liquidated damages or consequential damages provision. This would benefit us, but it could result in an early completion bonus clause for Fagen, Inc. Our payment of an early completion bonus could substantially reduce our net cash flows and financial performance during the periods of the payment of such bonus.

The same type of situation exists at the Superior site. Agra has experience building ethanol plants, as does Delta T. However, we believe that both Agra and Delta T have entered into other contracts to build ethanol plants for other owners, due to the rapid expansion taking place in the U.S. ethanol industry. There is a risk that Agra and Delta T have taken on so much work that they might not be able to perform in a timely manner. The risk of parts not being delivered in time exists at the Superior Plant also. Any significant delay in the planned completion date may have a material adverse effect on our operations, cash flows and financial performance. Further, we do not believe that Agra or Delta T have the assets that Fagen and ICM have, and any problems at our Plant or other plants they are building could have a material effect on their cash flows, which could negatively affect the construction of the Plant in Superior.

We will depend on our Design Builders and Technology providers for the timely completion of our Plants and training of personnel, but their involvement in other projects could delay the commencement of our operations and further delay our ability to commence operations.

We believe our design builders and technology providers are negotiating and have undertaken with other parties to begin the construction of numerous other ethanol plants in 2007. If they have entered into other Design-Build contracts with liquidated damage or consequential damage clauses with other plants, as we believe they have, there could be substantial risk to our projects. For example, if they were under pressure to complete another project in order to avoid the operation of such a clause or are already operating under such a clause, they might prioritize the completion of these other plants ahead of our Plants. As a result, our ability to sell ethanol and distillers grains would be delayed having a material adverse effect upon our operations, cash flows, and financial performance.

It is also believed that our design builders and technology providers have investments in other projects currently under construction, as well as others that are scheduled to be built, that are substantially greater than the investment they have in our projects. No assurance can be given that they will not commit more of their time and resources to complete such projects more quickly than ours. As a result, our ability to sell ethanol and distillers grains would be delayed having a material adverse effect upon our operations, cash flows, and financial performance.

We are also highly dependent upon our design builders and technology providers experience and ability to train our personnel in operating the Plants. If the Plants are built and do not operate to the level anticipated by us in our business plan, we will rely on our design builders and technology providers to adequately address such deficiencies. There is no assurance that they will be able to address such deficiencies in an acceptable manner. Failure to do so could have a material adverse affect on our operations, cash flows and financial performance.

Construction delays could result in a delay in our commencement of operations and generation of revenue, if any.

We expect that, at the earliest, it will be towards the end of July of 2007, before we begin operations at the Shenandoah Plant. However, it could be later under the contract we have with Fagen. Construction projects often involve delays in obtaining permits, construction delays due to weather conditions, or other events that delay the construction schedule. In addition, changes in interest rates or the credit environment or changes in political administrations at the federal, state or local level that result in policy change towards ethanol or this project, could cause construction and operation delays. If it takes longer to obtain necessary permits or construct the Plant in Shenandoah than we anticipate, it would delay our ability to generate revenues and make it difficult for us to meet our debt service obligations. This could reduce the value of our common stock and could negatively affect our ability to execute our plan of operation.

If there are defects in the Plants construction it may negatively affect our ability to operate the Plants.

There is no assurance that defects in materials and/or workmanship in the Plants will not occur. Under the terms of the Design-Build Contracts, our builders have warranted that the material and equipment furnished to build the Plants would be new, of good quality, and free from material defects in material or workmanship at the time of delivery. Though the Design-Build Contract requires our builders to correct all defects in material or workmanship for a period of one year after substantial completion of the Plants, material defects in material or workmanship may still occur. Such defects could cause us to delay the commencement of operations of the Plants, or, if such defects are discovered after operations have commenced, to halt or discontinue the Plants’ operations. Any such event may have a material adverse effect on our operations, cash flows and financial performance.

Any delay or unanticipated cost in providing rail service infrastructure to the Plants could significantly impede our ability to successfully operate the Plants at a profit.

The site in Shenandoah lies adjacent to the lines of the Burlington Northern Railroad (BNSF). As mentioned above, the spur on which the Plant will be located has been upgraded to meet HAZMAT (Hazardous Materials) standards. Approximately 20 miles of the spur has been rehabilitated. The cost to rehabilitate the rail was approximately $3.5 million. However, if there are any other major renovations that might need to be done to the track in the future, it is our responsibility to pay for such renovations. We have entered into an agreement with BNSF regarding the maintenance of the track, but there is no assurance that further defects in the rehabilitated track could not occur that would require further work on the track at our cost. If this were to occur, it could delay our ability to begin operations in the most profitable manner.

We will need to construct additional track from the main line and lay more track for railcar storage at the Plant and along a portion of the spur that we are going to purchase from BNSF that will be deemed “Industrial Track” that we will be responsible to upgrade at additional cost to the Company. In order to have rail service for the Plant, a rail siding to accommodate at least 35 rail cars of approximately 5,800 feet will need to be added to the site. The estimated cost of adding such rail is approximately $2,000,000. We have negotiated with a third party contractor that is experienced in rail construction to provide this rail at the Plant and to upgrade the portion of the spur that we will be purchasing from BNSF. There is no assurance that the third party we have contracted with to complete this work will be able to complete it in a timely fashion.  We believe they will be able to do so. However, no assurance can be given that they will be successful in doing so and failure to do so would have a material adverse effect on us, our cash flows and financial performance.

The same type of situation exists at the Superior location. Although we do not need to rehabilitate a spur in Superior, we will be required to build an extensive loop track at the site that will allow us to load out unit trains of our ethanol and distillers grains. We must enter into an agreement with a third party to complete this work. We believe that we will be able to do so and that such third party will be able to complete the track in a timely manner in accordance with the requirements indicated by the Union Pacific Railroad. However, no assurance can be given that we can find such a third party to complete this work or that the work can be completed for the amount we have budgeted to do this in a timely manner.  If we were not able to complete the track prior to the completion of the Plant, this would have a material adverse effect on us, our cash flows and financial performance.

Any material variations to the actual cost verses our cost estimates relating to the construction and operation of the Plant could materially and adversely affect our ability to operate the Plant profitably.

It is anticipated that Fagen, Inc. will construct the Plant in Shenandoah for the agreed upon contract price, based on the plans and specifications in the Design-Build Contract. We have based our capital needs on a design for the Plant that will cost $55.8 million and additional start-up and development costs of $28.9 million for a total of $84.7 million. This price includes construction period interest, construction contingencies and approximately $7.5 million in working capital to purchase such things as corn, enzymes, denaturant, and natural gas at start up.

It is anticipated that Agra will construct the Plant in Superior and the total cost of the Plant will be $97.6 million, based on the plans and specifications in the Design-Build Contract with Agra of $75.6 and $22.0 million of other costs. These costs include construction period interest $1.3 million, construction contingencies of approximately $4 million and approximately $7.2 million in working capital to purchase such things as corn, enzymes, denaturant, and natural gas at start up.

There is no assurance that the final cost of the Plants will not be higher. There is no assurance that there will not be design changes or cost overruns associated with the construction of the Plants. Any significant increase in the estimated construction cost of the Plants may have a material adverse effect on our operations, cash flows and financial performance.

We have acquired insurance that we believe to be adequate to prevent loss from foreseeable risks. However, events occur for which no insurance is available or for which insurance is not available on terms that are acceptable to us. Loss from such an event, such as, but not limited to, earthquake, tornados, war, riot, terrorism or other risks, may not be insured and such a loss may have a material adverse effect on our operations, cash flows and financial performance.

Risks Related to Ethanol Production

Our ability to operate at a profit is largely dependent on grain prices, the price of natural gas, and ethanol and distillers dried grains prices.

Our results of operations and financial condition will be significantly affected by the cost and supply of grain and natural gas and by the selling price for ethanol and DDGS. Price and supply are subject to and determined by market forces over which we have no control. We will be dependent on the availability and price of corn. Although the areas surrounding the Plants produce a significant amount of corn and we do not anticipate problems sourcing corn, there is no assurance that a shortage will not develop, particularly if other ethanol plants were to be built in close proximity to our Plants, there were an extended drought or other production problem. In addition, our original financial projections assumed that we could purchase grain for approximately $2.25 per bushel, which was the average price of corn in the State of Iowa over the preceding 10 years when our original feasibility studies were done.  However, the price of corn has risen dramatically in the past year due to the anticipated demand for corn being caused by the rapid expansion of the ethanol industry in the United States.  At the time of this writing, the average price of corn in and around our plants was approximately $3.72 per bushel; the price of ethanol for the January 2007 contract on the Chicago Board of Trade was approximately $2.18; the price of natural gas for the January 2007 contract on the NYMEX was approximately $6.26, and the price for dried distillers grains in Iowa was approximately $145 per ton. At said prices, we anticipate that we could operate our Plants at a profit, creating enough free cash flow to pay off our debt in a timely fashion. However, if corn prices were to continue to escalate and the price of ethanol were to drop, we may not be able to operate at a profit and could lose money.  No assurance can be given that we will be able to purchase corn at prices anywhere near the historic averages of corn in Iowa; that we will be able to purchase natural gas at, or near, its current price; that we will be able to sell ethanol at, or near, current prices; or that we will be able to sell our distillers grains at, or near, current prices.  Commodities prices have been extremely volatile in the past and are expected to be extremely volatile in the future, due to factors beyond our control, such as weather, domestic and global demand, shortages, export prices and various governmental policies in the U.S. and around the world.

We anticipate purchasing our corn from farmers in the areas surrounding the Plants and in the cash market, and hedging corn through futures contracts or with options to reduce short-term exposure to price fluctuations. We may contract with third parties to manage our hedging activities and corn purchasing. However, we have no definitive agreements with any third party to do so at this time, nor do we have any contracts with any corn producers to provide corn to the Plants. We anticipate that we will begin entering into cash corn contracts with local farmers and/or local grain elevators in the near future as we draw nearer to production at the Shenandoah Plant. We have also purchased futures contracts on corn as part of our hedging strategy.  But we do not at this time have any agreements for contracted corn to be delivered to our Plants, and no assurance can be given that we will be able to enter into such agreements on acceptable terms.

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

Our revenues will be dependent on the market prices for ethanol and DDGS. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results

Increased ethanol production may negatively affect ethanol prices and materially reduce our ability to operate successfully.

We believe that ethanol production is expanding rapidly at this time. There are a number of new plants under construction throughout the United States and many other projects planned for construction. We further expect that many existing ethanol plants are planning to expand to increase their production just as we intend to do at our Plants in the future. With the current rapid expansion taking place within the ethanol industry, demand for ethanol must also increase dramatically. However, we cannot provide any assurance or guarantee that there will be any material or significant increase in the demand for ethanol. Further, the ever increasing production of ethanol may lead to lower ethanol prices, and the increased production of ethanol could have other adverse effects as well. For example, the increased production could lead to increased supplies of co-products from the production of ethanol, such as DDGS. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol could result in a further increase in the demand for corn. This could result in higher prices for corn and corn production creating lower profits. There can be no assurance as to the price of ethanol or DDGS in the future. Any material adverse change affecting the price of ethanol and/or DDGS may have a material adverse effect on our operations, cash flows and financial performance.

We expect to compete with existing and future ethanol plants and oil companies, which may result in diminished returns on your investment.

We will operate in a very competitive environment. We will compete with large, multi-product, multi-national companies that have much greater resources than we anticipate having, and plants with a capacity greater than, equal to or less than our Plants. We will face competition for capital, labor, management, corn and other resources. Many of our competitors have greater resources than we currently have or will have in the future.

We anticipate that as additional ethanol plants are constructed and brought on line, the supply of ethanol will increase. The absence of increased demand may result in lower ethanol prices. No assurance can be given that we will be able to compete successfully or that such competition will not have a material adverse effect on our operations, cash flows and financial performance.

The risk also exists that other gasoline additives could be developed in the future that could be used as oxygenates (as was MTBE) that could be produced for less than we will be able to produce ethanol. If that were to occur, the demand for ethanol could diminish. Any such occurrence could have an adverse effect on our ability to operate our business profitably.

We are dependent on others third-party brokers or other to sell our product which may result in diminished returns.

We currently have no sales force of our own to market ethanol and DDGS and do not intend to establish such a sales force. We intend to sell all of our ethanol to a third-party broker, RPMG, pursuant to our contracts with RPMG, and intend to do the same with a third-party broker, Commodity Specialists, to market and sell our DDGS feed products. As a result, we will be dependent on our ethanol broker and our feed broker. If the ethanol broker breaches the contract or does not have the ability (for financial or other reasons) to purchase all of the ethanol we produce, we will not have any readily available means to sell our ethanol. Our lack of a sales force and reliance on third parties to sell and market our products may place us at a competitive disadvantage. Our failure to sell all of our ethanol and DDGS feed products may have a material adverse effect on our operations, cash flows and financial performance.

Engaging in hedging activities to minimize the potential volatility of corn prices could result in substantial costs and expenses.

In an attempt to minimize the effects of the volatility of corn costs on operating profits, we have taken hedging positions in the corn futures markets and will likely take additional hedging positions in corn futures markets as well as in the natural gas markets. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of such hedging activities is dependent upon, among other things, the cost of corn and natural gas and our ability to sell sufficient amounts of ethanol and DDGS. Although we will attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in corn contracts and natural gas are highly volatile and are influenced by many factors that are beyond our control.

Our ability to successfully operate is dependent on the availability of energy and water at anticipated prices.

The Plants will require a significant and uninterrupted supply of electricity, natural gas and water to operate. We have entered into agreements with local gas, electric, and water utilities to provide our needed energy and water. However, no assurance can be given that those utilities will be able to reliably supply the gas, electricity, and water that we need.

If there is an interruption in the supply of energy or water for any reason, such as supply, delivery or mechanical problems, we may be required to halt production. If production is halted for an extended period of time, it may have a material adverse effect on our operations, cash flows and financial performance.

Originally, a new gas pipeline of approximately 9 miles was going to be built to run to the Shenandoah Plant site. Mid American Energy was going to build this line for us at an estimated cost of approximately $3,510,000. We would be required to put up approximately $1.5 million of that cost. Since that time, US Energy Services, who has been hired as our energy consultant, and Mid American Energy discussed this issue and decided that sufficient gas could be supplied to the Plant simply by upgrading an existing line running from Red Oak to Shenandoah. The cost to do this will be significantly less. Therefore, we will not have to pay any of the $1.5 million dollars we had originally thought we were going to have to pay. However, no assurance can be given at this time that the pipeline can be upgraded in a timely manner. If it were not completed by the time the Plant is ready to commence operations, we could come into a state of default with our lenders, and we would not be able to commence operations in a timely manner, which would have an extremely negative effect on our cash flows and financial performance.  Further, even if the pipeline were to be completed on time, at the present time we have no contracts, commitments or understandings with any natural gas supplier to supply gas to the Plant. We have entered into an agreement with U.S. Energy Services, Inc. of Wayzata, Minnesota to negotiate and purchase natural gas for the Plant from third party providers of natural gas for up to six months after the Plant becomes operational. However, there can be no assurance given at this time that we or U.S. Energy Services will be able to obtain a sufficient supply of natural gas or that we will be able to procure alternative sources of natural gas on acceptable terms, even with the assistance of U.S. Energy Services. In addition, natural gas prices have historically fluctuated. Presently, prices are around the $5.84 mcf, but in the recent past they have been as high as $15.00 mcf. Higher natural gas prices may have a material adverse effect on our operations, cash flows and financial performance. Therefore, we urge investors to carefully consider the significant risks involved concerning the potential of higher natural gas prices.

We will also need to purchase significant amounts of electricity to operate the Plants. We have negotiated an agreement with Mid American Energy to supply electricity to the Plant in Shenandoah for a period of five years. We believe that our agreement with Mid American will be beneficial to the Company. However, no assurance can be given that we will be able to negotiate such favorable rates after the five year period is over. We have entered into an agreement with the Iowa Lakes Electric Cooperative and the Corn Belt Cooperative to supply electricity to the Superior Plant that we believe is reasonable. However, electricity prices have historically fluctuated significantly. Sustained increases in the price of electricity in the future would increase our cost of production. As a result, these issues may have a material adverse effect on our operations, cash flows and financial performance.

Sufficient availability and quality of water are important requirements to produce ethanol. We anticipate that our water requirements to be approximately 400 to 600 gallons per minute, depending on the quality of the water at our Plants. The town of Shenandoah has sufficient capacities of water to meet our needs and we have negotiated a contract with the city to supply water to the Plant at a price that we believe will be favorable to our operations. However, no assurance can be given that a prolonged drought could not diminish the water supplies in the areas of the Shenandoah Plant, or that we would continue to have sufficient water supplies in the future. Shenandoah is in the southwestern part of the State of Iowa. Historically, this area of the State has experienced periods of drought. The City of Shenandoah recently drilled a well to augment the grey water that will be going to the Plant, which will help lower the temperature of the water during the summer months.  We believe this will benefit our operations. However, the possibility of drought still exists. If such a drought were to occur, we may have to purchase water from other sources, such as the local rural water Company, which would cost more. If we ever had to do this, it may have a material adverse effect on our operations, cash flows and financial performance and could even cause us to cease production for periods of time.

Risk of foreign competition from producers who can produce ethanol at less expensive prices than it can be produced from corn in the United States.

We believe there are large international companies that have much greater resources than we have, developing foreign ethanol production capacity. For example, Cargill has developed ethanol production capacity in El Salvador to process Brazilian ethanol for export to the U.S. Long-standing U.S. trade preferences for Caribbean and Central American countries allow them to ship ethanol to the U.S. duty-free, avoiding a 54 cent per gallon import tariff that would otherwise apply.  Under the current guidelines, we believe as much as 321 million gallons of ethanol could be imported into the U.S. in this manner with no duty being paid in 2007.

Brazil makes ethanol primarily from sugarcane for significantly less that what it costs to make ethanol from corn in Iowa. Brazil also exports ethanol directly to the U.S. paying the tariff when ethanol prices are high enough to do so, as they were earlier this year (2006). If significant additional foreign capacity is created, such facilities could produce a glut of ethanol on the world markets. Such a glut could lower the price of ethanol throughout the world, including the U.S. If this were to happen, it could have an adverse effect our operations and potential profitability.

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

Volumetric Ethanol Excise Tax Credit (VEETC) – The “Blenders’ Credit”

The American Jobs Creation Act of 2004 created the volumetric ethanol excise tax credit (VEETC).  VEETC was established to replace the partial tax exemption ethanol-blended fuel received from the federal excise tax on gasoline.  Prior to VEETC, gasoline was taxed at 18.4 cents per gallon.  As an incentive for oil companies to blend ethanol with gasoline, ethanol-enriched fuel (E10) received 5.2 cents per gallon partial exemption from the gas tax, effectively reducing the tax rate on E10 to 13.2 cents per gallon.  States that used significant volumes of ethanol-blended fuel argued the imbalance in the taxation of the fuels shortchanged what they received for highway improvements under the Highway Trust Fund.  Under VEETC, the federal excise tax on gasoline and ethanol-blended fuel was made consistent at 18.4 cents per gallon ensuring ethanol-blended fuel remits the same contribution to the Highway Trust Fund as all gasoline.  Additionally, the tax incentive was shifted from a partial exemption to a tax credit that oil companies could qualify for based on the volume of ethanol they blend with gasoline.  Referred to as the blender’s credit, VEETC provides oil companied with an economic incentive – a tax credit – to blend ethanol with gasoline, totaling 51 cents per gallon on pure ethanol, 5.1 cents per gallon for E10, and 43 cents per gallon on E85.  VEETC provides the tax incentive through December 31, 2010.  Often the tax credit is passed on to motorists in the form of more cost-effective fuel at the pump.

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

A change in environmental regulations or violations thereof could impede our ability to successfully operate the Plants.

We will be subject to extensive air, water and other environmental regulation. We have had to obtain a number of environmental permits to construct and operate the Plants. Ethanol production involves the emission of various airborne pollutants, including particulate (PM10), carbon dioxide (CO²), oxides of nitrogen (N0x) and volatile organic compounds. As a result, we will need to obtain an air quality permit from the IDNR. We have obtained the permits necessary to commence construction at both sites, including our air permits.  However, we still need to apply for and obtain certain other permits before we can commence operations. We anticipate that we will be able to obtain these permits before the times that they will be needed. However, if for any reason any of these permits are not granted, construction costs for the Plants may increase, or the Plants may not be constructed at all. In addition, the IDNR could impose conditions or other restrictions in the permits that are detrimental to us or which increase costs to us above those assumed in this project. Any such event would likely have a material adverse impact on our operations, cash flows and financial performance.

Even after receiving all required permits from the IDNR, we may also be subject to regulations on emissions from the Environmental Protection Agency (“EPA”). Currently the EPA’s statutes and rules do not require us to obtain separate EPA approval in connection with construction and operation of the proposed Plants. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations. If any of these events were to occur, they may have a material adverse impact on our operations, cash flows and financial performance.

Our inability to obtain required regulatory permits and/or approvals will impede our ability and may prohibit completely our ability to successfully operate the Plants.

We applied for and received from the IDNR a storm-water discharge permit at the Superior site. However, we still need to obtain a water withdrawal permit, public water supply permit, and a waste water discharge permit. We do not believe we will be required to apply for the later permit for the Plant in Shenandoah, because the waste water is being sent back to the City, where they will use much of it to water their golf course. Any water that would need to be discharged in Shenandoah would be discharged under the City’s permits.

The majority of the needed permits have been applied for and obtained, and we anticipate that we will be able to successfully obtain all other necessary permits prior to the commencement of operations at both Plants. However, if for any reason any of these permits are not granted, construction costs for the Plants may increase, or the Plants may not be completed in a timely fashion or at all. In addition, in the future the IDNR and/or the EPA could impose conditions or other restrictions in the permits that are detrimental to us or which increase costs to us above those assumed in our projects. The IDNR and the EPA could also change their interpretation of applicable permit requirements or the testing protocols and methods necessary to obtain a permit either before, during or after the permitting process. The IDNR and the EPA could also modify the requirements for obtaining a permit. Any such event would likely have a material adverse impact on our operations, cash flows and financial performance.

Even if we receive all required permits from the IDNR, we may also be subject to regulations on emissions from the United States Environmental Protection Agency, “EPA”. Currently the EPA’s statutes and rules do not require us to obtain separate EPA approval in connection with construction and operation of the proposed Plants. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations, to the detriment of our financial performance.

Federal laws that required the use of oxygenated gasoline and encouraged ethanol production and use were changed substantially in the Energy Policy Act of 2005.  The 2005 Energy Policy Act (EPACT) eliminated the mandated use of oxygenates and established minimum nationwide levels of renewable fuels -- Renewable Fuels Standard (RFS) -- to be used in gasoline.  Biodiesel and ethanol (and other renewable fuels) are counted toward the minimum usage requirements of the RFS.  Another key policy aspect of the 2005 EPACT was the elimination of MTBE liability protection sought by refiners; MTBE -- a chemical element known to cause groundwater contamination -- was previously used as an oxygenate in gasoline. Ethanol replaced MTBE as an oxygenate in cities that used to require reformulated gasoline (RFG). Oxygenated gasoline is commonly referred to as RFG.

Consequently, demand for ethanol has soared since the passage of 2005 EPACT in July 2005. Ethanol contains 35% oxygen by weight; and when combined with gasoline, ethanol acts as a superior oxygenate. As a result, the gasoline burns cleaner and releases less green house gases (GHG). The federal government encourages the use of oxygenated gasoline as a measure to protect the environment since the 1990s.

While the federally mandated RFS has set a floor for ethanol use, 40 states have passed some sort of renewable fuels legislation (either production or use incentives) that should raise the actual use of ethanol in transportation fuel above the 2005 EPACT RFS mandate. However, the Act also mandated the use of increasing amounts of renewable fuels to be used in the U.S., and the EPA still requires states to meet certain air quality standards, which many states attempt to meet by blending ethanol with the gasoline consumed in those States.

The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, Plant operations likely will be governed by the Occupational Safety and Health Administration (OSHA). OSHA regulations may change such that the costs of operations at the Plants may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Risks Related to Conflicts of Interest

We have conflicts of interest with our Design Builders and Technology Providers which could result in loss of capital and reduced financial performance.

Our Company is and will continue to be advised by one or more employees or associates of our Design Builders and Technology Providers.  Our Design Builders and Technology Providers are expected to continue to be involved in substantially all material aspects of our formation and operations for sometime. Consequently, the terms and conditions of our agreements and understandings with them have not been negotiated at arm’s length. Therefore, there is no assurance that our arrangements with such parties are as favorable to us as could have been if obtained from unaffiliated third parties. In addition, because of the extensive role that they are expected to have in the construction and operation of the Plants, it may be difficult or impossible for us to enforce claims that we may have against them, if such things were to arise. If this were to occur, it may have a material adverse impact on our operations, cash flows and financial performance.

Our Design Builders and Technology Providers and their affiliates may also have conflicts of interest because employees or agents of our Design Builders and Technology Providers are involved as owners, creditors and in other capacities with other ethanol plants in the United States. Recently, U.S. BioEnergy completed an IPO. Ron Fagen is one of the largest shareholders of that Company and may decide to commit much more of Fagen’s resources to such projects than Fagen is willing to commit to the project Fagen is building for us. We cannot require Fagen, Inc. to devote its full time or attention to our activities, nor can we do so were Agra is concerned As a result, both Fagen and Agra may have or come to have a conflict of interest in allocating personnel, materials and other resources to our Plants.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We currently own approximately 95.9 acres of land in Shenandoah, Iowa and approximately 12.2 additional acres have been deeded over to us by SCIA (Shenandoah Chamber and Industry Association). We also own other options on other properties in Iowa and Minnesota and our wholly owned subsidiary. Superior Ethanol, LLC, owns approximately 296 acres of land and options on other property in Dickinson County, Iowa. We currently own no operating ethanol plants. We believe that the property we own or have an option to acquire at the Shenandoah and Superior sites will be adequate to meet the needs of current and expected growth at those sites. We may choose to allow certain options we currently own to expire; or we may exercise certain options; or acquire additional options on sites for additional ethanol plants in the future; or acquire additional sites from third parties to build additional ethanol plants.

We currently lease approximately 2,000 square foot of office space in a brick building at 617 West Sheridan Avenue, Shenandoah, IA 51601 for $600 per month. The term of this lease is August 31, 2006 through February 28, 2007.  The Company anticipates moving to the administrative building under construction upon its completion at the Shenandoah Plant site at 4124 Airport Road, Shenandoah, Iowa 51601.

We currently pay the lease for approximately 2,500 square feet of office space in a brick building at 7945 West Sahara Avenue, Las Vegas, NV 89117.  The total cost per month is $4,601.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

[Remainder of Page Intentionally Left Blank]

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Currently, our common shares are traded on the NASDAQ Capital Market and the American Stock Exchange. However, our shares are very thinly traded and illiquid. No assurance can be given that our stock will continue to be traded on any market or exchange in the future, or that our shares will become more liquid. Our shares may continue to trade on a limited, sporadic and highly volatile basis.

Our common stock is traded on the NASDAQ Capital Market and the American Stock Exchange under the trading symbol “GPRE.” Our common stock began trading on NASDAQ Capital Market, our principal trading market, on March 15, 2006 and was subsequently listed for trading on the American Stock Exchange. The following table sets forth the high and low bid information of our common stock for the periods indicated. The price information contained in the table was obtained from NASDAQ.  Note that the over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and that the quotations may not necessarily represent actual transactions in the common stock.

Fiscal year ended 2006	High	Low
Quarter ended:
May 31…………………………………...	$ 63.50	$ 21.60
August 31………………………………...	$ 39.84	$ 25.60
November 30…………………………….	$ 28.25	$ 16.63

Shares Available for Future Sale

As of the date of this report, there are 6,002,736 shares of our common stock issued and outstanding. Affiliates of the Company own 1,488,798 shares and derivative securities to purchase 176,873 shares. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The shares held by non-affiliates of the Company are freely tradable if a market for the securities exists, and the shares held by affiliates could be sold subject to the volume limitations of Rule 144, described below. Sales of shares of stock in the public markets may have an adverse effect on prevailing market prices for the common stock.

We also have outstanding warrants that are exercisable for 793,221 shares of common stock at an exercise price of $30 per share. We also have outstanding warrants that are exercisable for 320,014 shares of common stock at an exercise price of $60 per share. The warrants were sold in our initial public offering and in our second public offering and the common stock issuable upon exercise of the warrants may be sold by non-affiliates without restriction.

Rule 144 governs resale of “restricted securities” for the account of any person, other than an issuer, and restricted and unrestricted securities for the account of an “affiliate” of the issuer. Restricted securities generally include any securities acquired directly or indirectly from an issuer or its affiliates which were not issued or sold in connection with a public offering registered under the Securities Act. An affiliate of the issuer is any person who directly or indirectly controls, is controlled by, or is under common control with the issuer. Affiliates of a Company may include its directors, executive officers, and person directly or indirectly owning 10% or more of the outstanding common stock. Under Rule 144 unregistered re-sales of restricted common stock cannot be made until it has been held for one year from the later of its acquisition from the issuer or an affiliate of the issuer. Thereafter, shares of common stock may be resold without registration subject to Rule 144's volume limitation, aggregation, broker transaction, notice filing requirements, and requirements concerning publicly available information about the Company ("Applicable Requirements"). Re-sales by the issuer’s affiliates of restricted and unrestricted securities are subject to the Applicable Requirements. The volume limitations provide that a person (or persons who must aggregate their sales) cannot, within any three-month period, sell more than the greater of one percent of the then outstanding shares, or the average weekly reported trading volume during the four calendar weeks preceding each such sale. A non-affiliate may resell restricted common stock which has been held for two years free of the Applicable Requirements.

Performance Graph

The following performance graph compares the performance of the Company’s Common Stock (GPRE) to the NASDAQ Composite Index (IXIC) and to the NASDAQ Clean Edge U. S. Index (CLEN). The graph assumes that the value of the investment in the Company’s Common Stock and each index was $100 at November 30, 2005, the approximate date upon which the Company closed its first public offering, and that all dividends were reinvested.

Cumulative Total Stockholder Return

November 30, 2005 through November 30, 2006

* Assumes $100 invested in Green Plains Renewable Energy, Inc. (GPRE) at the IPO price of $10 per share (GPRE began trading on March 15, 2006), Nasdaq Composite Index (IXIC) and NASDAQ Clean Edge U.S. Index (CLEN), which began trading on May 18, 2006. Prior to March 15, 2006, there was no trading market for the Company’s securities.

The information contained in the Performance Graph will not be deemed to be “soliciting material” or to be “filed” with the SEC, nor will such information be incorporated by reference into any future filing of the Securities Act of 1933, as amended (the “Securities Act”), or the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that the Company specifically incorporates it by reference into any such filing.

Dividend Policy

To date, we have not paid dividends on our common stock. The payment of dividends on the common stock in the future, if any, is at the discretion of the board of directors and will depend upon our earnings, capital requirements, financial condition and other factors the board views as relevant. The board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our operations.

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

Holders of Record

As of January 31, 2007, as reported to us by our transfer agent, there were 574 holders of record of our common stock not including beneficial holders whose shares are held in names other than their own. This figure does not include 2,246,078 shares held in depository trusts.  The total active certificates, including the depository trusts shares, were 804.

Issuance of Securities

No securities were sold during the period covered by this report that were not previously reported in a current report on Form 8-K or quarterly report on Form 10-Q.

Use of Proceeds

The Securities and Exchange Commission declared our registration statement on Form S-1 (SEC Registration No. 333-121321) effective on March 9, 2005. We commenced our initial public offering shortly thereafter. Our initial public offering was for the sale of up to 3,800,000 shares of our common stock at $10.00 per share. Each share purchased included a warrant to purchase ¼ of an additional share of common stock from the Company at a purchase price of $30.00 per share. The offering ranged from a minimum aggregate offering amount of $29,667,000 to a maximum aggregate offering amount of $38,000,000. Our registered offering and escrow agreement required that we raise the $29,667,000 in proceeds by November 29, 2005 and secure a letter of commitment for debt financing by November 29, 2005, both of which we accomplished in a timely manner.

On November 15, 2005, we closed the offering prior to the sale of the maximum number of registered shares. The net proceeds to the Company from our offering were approximately $34,532,408. This is the amount of money raised in the offering, $34,459,900, less $11,619 that was paid to the escrow agent for their services, less $17,476 in federal and state filing fees, less $227,563 in commissions (7%) paid to Smith Hayes Financial Services for the money raised by them in the offering, plus $329,166 that was earned as interest while the money was held in escrow. The majority of the shares were sold by the directors of the Company without the assistance of an underwriter. The following is a breakdown of shares registered and shares sold in the offering:

Number of Shares Registered for Sale	Aggregate Price of Shares Offered	Shares Sold	Aggregate Price of Shares Sold
3,800,000	$38,000,000	3,445,990	$34,459,900

On November 15, 2005 the funds raised in our offering were released from escrow. The following table describes our use of net offering proceeds through November 30, 2007:

Recoverable rail line costs	$3,500,000
Real property	684,461
Land improvements	1,899,970
Construction-in-progress	28,002,634
Debt issuance fees	445,343
Total	$34,532,408

All of the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% or more of our shares.

On July 31, 2006, the Company concluded a final closing on a second public offering of its common stock and related warrants. The securities were offered pursuant to an effective shelf registration statement. The Company sold 1,600,069 shares of common stock at a purchase price of $30.00 per share. Each share purchased included a warrant to purchase 1/5th of an additional share of common stock from the Company at a purchase price of $60.00 per share. The Company received gross proceeds of $48,002,070 ($46,828,399 net of offering costs) from the offering. The offering proceeds are being utilized by the Company to construct an ethanol Plant near Superior, Iowa.

[Remainder of Page Intentionally Left Blank]

Item 6. Selected Financial Data

The following selected historical financial data is only a summary and you should read it in conjunction with, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations, our consolidated financial statements and the notes to those financial statements.

	November 30, 2006	November 30, 2005	June 29, 2004 (Inception) to November 30, 2004
	(Audited)	(Audited)	(Audited)
Statement of Operations Data:
Revenues……………………….	$0	$0	$0
Operating expenses…………….	2,150,986	729,546	50,305
Loss from operations…………..	(2,150,986)	(792,546)	(50,305)
Other income…………………...	3,395,106	331,792	310
Income (loss) before income taxes…………………………	1,244,120	(397,754)	(49,995)
Income taxes…………………...	326,000	-	-
Net income (loss)………………	$918,120	$(397,754)	$(49,995)

Earnings (loss) per common share:
Basic……………………...	$0.19	$(.42)	$(0.08)
Diluted……………………	$0.19	$(.42)	$(0.08)
Balance Sheet Data:
Cash and cash equivalents……..	$43,088,464	$5,794,936	$626,093
Securities………………………	-	28,064,700	-
Current assets………………….	44,196,474	33,859,636	629,093
Total assets…………………….	96,006,932	34,649,482	629,093
Current liabilities………………	9,780,752	170,701	5,800
Total liabilities…………………	10,110,752	170,701	5,800
Stockholders’ equity…………...	85,896,180	34,478,781	623,293

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.

The discussion contains forward-looking statements that involve risks and uncertainties. Actual events or results may differ materially from those indicated in such forward-looking statements. The discussion should be read in conjunction with the financial statements included herewith and notes thereto and the risk factors contained therein.

Overview

We are a start-up Company in the later stages of development formed for the purpose of building  plants to produce ethanol and animal feed products.. Construction of our first Plant began in April, 2006.  In August 2006, construction began on a second Plant, similar to the Shenandoah facility, in Superior, Iowa. We do not expect to operate at a profit before the first ethanol Plant is completely constructed and operational.

For the fiscal year ended November 30, 2006, we incurred net income of $918,120. We have incurred accumulated earnings of $470,371 from inception (June 29, 2004) through November 30, 2006. We had other income of $3,395,106 in the fiscal year ended November 30, 2006.  This was primarily generated from interest on our cash and securities and derivative financial instruments related to corn futures. Our operating expenses were $2,150,986 for the year ended November 30, 2006. These expenses related primarily to our general and administrative costs, consulting costs, costs associated with various permits needed to build our Plants, and various costs associated with feasibility work done at other potential sites and various costs associated with the commencement of construction at the Shenandoah, Iowa and Superior, Iowa sites.

We believe we will incur significant losses from this time forward until we are able complete construction of our Plants currently under construction in Shenandoah and Superior, Iowa and commence operations. We have options to acquire property in other parts of Iowa where we are considering constructing two additional ethanol plants. We also own an option on land in Minnesota, but we have decided that the area around the Minnesota site does not produce enough corn for us to proceed any further on the development of the site. There is no assurance that we will be successful in our efforts to build and operate an ethanol Plant in Shenandoah, Iowa, Superior, Iowa or elsewhere. Even if we successfully meet all of these objectives and begin operations of the two ethanol Plants that are currently under construction, no assurance can be given that we will be able to operate the Plants profitably.

Shenandoah Plant

We raised gross proceeds of $34,459,900 in our initial public offering that closed in November 2005. The net proceeds after fees and costs were $34,203,242. We expect that the Shenandoah project will cost approximately $84.7 million. We raised approximately $673,300 in seed capital prior to commencing our public offering. We entered into loan arrangements whereby Farm Credit Services of America, FLCA and other participating lenders have agreed to lend us up to $47,000,000 to use for construction costs and working capital. We were awarded grants and zero-interest loans of $400,000 from the Iowa Department of Economic Development. In addition, we received approximately $2,049,000 from the issuance of our common shares to certain shareholders that exercised their warrants received in the IPO.  We have also generated approximately $1,400,000 of interest on the IPO offering funds and warrant proceeds. Therefore, we believe we have the necessary funding to complete construction of the Shenandoah Plant.

Representatives from Fagen Inc., (Fagen) our contractor at the Shenandoah Plant, have informed the Company that the 50 million gallon per year Plant we are building in Shenandoah will consume on an annual basis approximately 18 million bushels of locally grown corn and annually produce approximately 50 million gallons of fuel-grade, denatured ethanol, and approximately 160,000 tons of DDGS on a dry basis. We have hired RPMG of Belle Plaine, MN, an independent broker, to sell our ethanol produced at the Shenandoah Plant and have contracted with Commodity Specialists of Minneapolis, MN to sell the DDGS produced at the Shenandoah Plant. We believe there are over 200 hundred thousand cattle in feed lost within a 50 mile radius of the Shenandoah facility.  We believe we can sell a portion of our distillers’ grains in a wet form because of this, which we anticipate will save us a significant amount of money because we will not have to dry the grain before selling it.

Additionally, in discussions with representatives from Fagen we have been informed that the Shenandoah Plant will produce approximately 148 thousand tons of carbon dioxide that may be recovered on an annual basis. At this time, we intend to first scrub the CO² and then vent it off because we believe the CO² market in Iowa is overly saturated and at this time we do not believe it would be profitable or prudent to install capturing facilities at our Plants, which are extremely costly.

The Shenandoah Plant lies adjacent to a spur line of the BNSF Railway Company (BNSF). The spur (the “SPUR”) was closed last year by BNSF.  On January 26, 2006, we entered into an Allowance Contract (the “Allowance Agreement”) with BNSF which included our agreement with BNSF to renovate and maintain approximately 20 miles of track on the SPUR.  Upon signing the Allowance Agreement, we paid $3.5 million to BNSF for the SPUR renovation and BNSF commenced the renovation work soon thereafter.  On September 27, 2006 we were informed by BNSF that the renovation work had been completed.  BNSF will own, operate and maintain the SPUR, as long as GPRE meets certain annual volume thresholds (cars placed on the rail) as outlined in the Allowance Agreement. We are entitled to receive refund payments from BNSF to reimburse us for this expense, but only to the extent that our usage of the line meets the annual volume thresholds. There can be no assurance that our usage will meet the annual volume thresholds or that we will be reimbursed for all or any part of the renovation costs. If BNSF were to sell the line to a third party (short-line), we would be entitled to repayment by BNSF.  In the future, if there is any additional, major, renovation needed to be done to the SPUR, it shall be GPRE’s responsibility to pay for any such additional, major, renovation. The Allowance Agreement is for a term expiring on September 14, 2015. We intend to purchase approximately 3.5 miles of the spur from BNSF that we are currently leasing, that is deemed “Industrial Track” that we anticipate will allow us to load out unit trains of ethanol and distillers grains in the future.

A great deal of the construction at the Shenandoah Plant has been completed and the project is proceeding in a timely manner. The cement grain elevators at the Plant were recently raised, dryers have been mounted on their foundations, molecular sieves and evaporators have been put n place, the distillers’ grain building has been erected, the fermentation tanks and the beer well are nearing completion, and the administration building is being constructed. Pictures of the site and the progress being made can be viewed on our website.

We have entered into agreements with RPMG of Belle Plaine, MN in February 2006 to sell our ethanol production from the Shenandoah Plant for a period of one year following the commencement of operations. We have also entered into agreements with Commodity Specialists Company of Minneapolis, MN, an experienced marketer, to sell our animal feed products from the Shenandoah Plant. We have hired and will be hiring additional staff in the future to handle the direct operation of the Plants, and currently expect to employ approximately 34 to 35 people at each Plant. We do not intend to hire a sales staff to market our products. Our third-party marketing agents will coordinate all sales, marketing, and shipping of our anticipated products.

The following table describes our proposed use of proceeds, based upon our current cash reserves and loan arrangements. The total projected sources are estimated to be approximately $84.7 million.  We estimate the cost of the Shenandoah Plant to be approximately $84.7 million, which includes $7.5 million in working capital. We believe we have sufficient funds to complete the project in Shenandoah. The projected use of funds is based the estimated cost of Plant construction, the regulatory permits required and the cost of debt financing and inventory costs, which are driven by the market. Therefore, the following figures are intended to be estimates only and the actual use of funds may vary significantly from the descriptions given below. However, we anticipate that any variation in our use of proceeds will occur in the level of proceeds attributable to a particular use (as set forth below) rather than a change from one of the uses set forth below to a use not identified in this report.

Projected Sources and Uses of Funds

Estimated Sources of Funds:
Share/Warrant Proceeds (less fees plus interest)	$36,627,000
Zero Interest Loan and Grant from State of Iowa	400,000
Seed Capital	673,000
Term Debt Financing	47,000,000
Total Estimated Sources of Funds	$84,700,000

Estimated Uses of Funds:
Estimated Plant Construction	$59,875,000
Estimated Site Costs	5,968,000
Estimated Railroad Costs	5,295,000
Estimated Fire Protection/Water Supply Costs	3,546,000
Estimated Rolling Stock Costs	240,000
Estimated Financing Costs and Capitalized Interest	1,476,000
Estimated Pre-Production Period Costs	800,000
Estimated Inventory & Working Capital Costs	7,500,000
Total Estimated Uses of Funds	$84,700,000

The City of Shenandoah awarded us a 15 year property tax abatement that we would be able to receive if the City annexed the Plant site into the City of Shenandoah’s boundaries. We asked for voluntary annexation into the City limits and were annexed into the City on February 15, 2006. It is anticipated that it will result in significant long-term savings.

Superior Plant

         On February 22, 2006, we acquired all of the outstanding ownership interest in Superior Ethanol, LLC. Superior had options to acquire at least 159 acres of property in Dickinson County, Iowa, had completed a feasibility study relating to the construction of an ethanol plant on this site, the site is zoned "heavy industrial," the site has been awarded a property tax abatement from Dickinson County, Iowa, and Superior Ethanol had approximately $210,000 in cash at closing. In consideration for the acquisition of Superior as a wholly owned subsidiary of the Company, we issued 100,000 shares of our restricted common stock to Brian Peterson, a director of the Company. Prior to the acquisition, substantially all of Superior was owned by Mr. Peterson. The stock was issued prior to the commencement of trading on the NASDAQ Capital Market. We have since used the $210,000 that was in the accounts of Superior, LLC to pay for developmental work done in preparation for building the Plant in Superior and for feasibility work at other sites where we have options to purchase land and where we may build other plants in the future. As part of these expenditures, Superior Ethanol, LLC acquired on 4/13/2006 a land option for 125 acres for a rail loop for the site.

         After the acquisition, operational plans continued to progress on the Superior ethanol Plant project with the builder, the rail engineers, and the utility consultants. The location of the Plant at the site was determined, and an application for an air permit was filed with the Iowa Department of Natural Resources (IDNR) on April 19, 2006. The application was approved on June 13, 2006.

        We raised gross proceeds of approximately $48.0 million ($46.8 million net offering costs) in a second public offering, which closed on July 31, 2006 for the construction of the Superior Plant. We sign a Commitment Letter with are currently working on securing the debt financing to fund the completion of the Superior Plant. On October 16, 2006, we received a Commitment Letter from CoBank and Farm Credit Services to lend us up to $51.6 million to complete the Superior Plant project. We expect to sign the final loan documents in the near future.

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

         The Superior Plant is anticipated to consume on an annual basis approximately 18 million bushels of locally grown corn and annually produce approximately 50 million gallons of ethanol (52.5 million gallons of fuel-grade denatured ethanol) and approximately 160,000 tons of DDGS on a dry basis. Additionally, the Plant in Superior will produce approximately 148 thousand tons of carbon dioxide CO².

         The majority of the dirt work and grading has been completed at the Superior site, the foundations have been laid for the fermentor tanks and the beer well and construction on those vessels has begun. Pictures of the site and the progress being made can be viewed on our website.

         We will be hiring staff for the direct operation of the Superior Plant, and currently expect to employ approximately 35 people at this Plant. We do not intend to hire a sales staff to market our products. We have entered into agreements with the same third-party marketing agents we have hired at the Shenandoah Plant who will coordinate the sales of our products as well as coordinate all shipping of those products from the Plants.

         The following table describes our proposed use of proceeds, based upon our current cash reserves and proposed loan arrangements. The total sources are estimated to be $97.6 million. We anticipate that the cost of the Superior project will be approximately $97.6 million, which includes $7.2 million in working capital. However, the actual use of funds is based upon contingencies, such as the estimated cost of the construction, the regulatory permits required and inventory costs, which are driven by the market. Therefore, the following figures are intended to be estimates only and the actual use of funds may vary significantly from the descriptions given below depending on the contingencies described above. However, we anticipate that any variation in our use of proceeds will occur in the level of proceeds attributable to a particular use (as set forth below) rather than a change from one of the uses set forth below to a use not identified in this report.

Projected Sources and Uses of Funds

Estimated Sources of Funds:
Common Share Proceeds	$46,000,000
Term and Revolving Debt Financing	51,600,000
Total Estimated Sources of Funds	$97,600,000

Estimated Uses of Funds:
Estimated Plant Construction	$71,671,186
Estimated Site Costs	4,940,000
Estimated Railroad Costs	3,890,000
Estimated Fire Protection/Water Supply Costs	1,963,000
Estimated Rolling Stock Costs	350,000
Estimated Financing Costs and Capitalized Interest	1,650,500
Estimated Pre-Production Period Costs	800,000
Estimated Inventory, Working Capital, Other Costs	12,335,314
Total Estimated Uses of Funds	$97,600,000

Dickinson County awarded us a 15 year property tax abatement; 100% for the first 12 years and 50% for the remaining three years. It is anticipated that this award will result in significant long-term savings to the Company.

Plan for the Next 24 Months of Operations

We expect to spend the next 24 months in the design-development and construction of the two Plants we presently have under construction, and thereafter anticipate that we will commence operations at the Plants as we begin producing ethanol and distillers grains at both sites. We expect to have sufficient cash on hand and debt financing to cover all costs associated with construction of these projects, including but not limited to, utilities, construction, equipment acquisition and the working capital needed to commence operations at these Plants.  We are currently in the process of securing debt financing for the Superior project. On October 16, 2006 we executed a Commitment Letter with our lenders. We expect to close in the near future, however, because we still have not entered into the final loan agreements, no assurance can be given that we will be able to obtain the needed debt financing at this time.

In addition, we expect to have enough cash to cover our costs through this period, including staffing, office costs, audit, legal, compliance and staff training. We estimate that we will need approximately $84.7 million to complete the Shenandoah project, which includes $7.5 million in working capital. At present, we believe we have sufficient funds to complete the Shenandoah project and hope to complete the project as per our current projected budget.  However, if Fagen completes that Plant early, we will have to pay Fagen an early completion bonus. If this were to happen, we could expend any extra cash we may have on hand by paying the early completion bonus.

The tables in the Overview section above including the estimated sources of funds and various costs associated with the projects in Shenandoah and Superior also describe operations for the next 24 months. These tables are only estimates and actual expenses could be higher or lower due to a variety of factors described in “Item 1 A - Risk Factors” of this report.

We are also exploring other possible opportunities that have presented themselves to us, including opportunities of mergers and acquisitions, and anticipate that other opportunities will occur within the renewable fuels industry, due to the significant number of projects that are in various stages of development. We do not anticipate that all of the development stage projects will come to fruition. Opportunities could arise because of this that we may be able to take advantage of. We are also looking at opportunities having to do with other technologies, as well as opportunities that may exist in other regions of the Americas. We believe ethanol and other renewable fuels are not only going to have a significant place within the United States’ energy consumption in the coming years, but also within the world’s consumption of energy.

Condition of Records

In October 2006, we hired, Brian Larson, an experienced accounting and finance professional, as our CFO. Brian had worked for us as an independent contractor for a few months before we hired him as our CFO. Mr. Larson has over twenty years of accounting and financial experience and was the CFO for approximately ten year for DTN, which was also a public Company, prior to joining us. We have also hired a Controller for the Shenandoah project.  Our CFO and our Controller are responsible for keeping our books and records, with the assistance of our President and certain other employees and directors. We also intend to hire a controller/accountant for the Superior Plant who will work with our CFO and Controller, and may hire additional accounting staff as needed in the future. At present, we believe our books and records are being kept in an appropriate manner and that they will continue to be kept in the same manner. However, if our CFO and our Controller were to terminate their employment with us, and we were unable to find competent replacements for them, it is possible that accounting or other financing functions may not be performed on time, if at all.

Operating Expenses

We currently have operating expenses, such as salaries, for our current employees and will have additional expenses for other office and operational staff as they are hired. Along with operating expenses, we anticipate that we will have significant expenses related to financing and interest. We have allocated funds in our capital structure for these expenses. However, there can be no assurance that the funds allocated are sufficient to cover the expenses. We may need additional funding to cover these costs if sufficient funds are not retained up-front or if costs are higher than expected.

Results of Operations

We are a later stage development Company. Our fiscal year ends on November 30th of each year and our fiscal year ending 2004 is for the period of June 29, 2004, our inception, through November 30, 2004.

 We have had no revenues from operations since inception in 2004, however, we have had other income primarily from interest earned on the funds raised in our various offerings and the profits we have made from our derivative financial instruments purchased as part of our hedging activities during the later part of 2006. We recorded interest income of $1,791,989, $331,792 and $310 for the fiscal years ending 2006, 2005 and 2004, respectively.  Our gains on derivative financial instruments were $1,600,396 for the fiscal year ending 2006. The remaining other income in fiscal year 2006 is from farm operations on our Shenandoah property.

We expect interest income to decline as we use the proceeds from our offerings to fund the building of the plants.  Further, there can be no assurance given that the Company will have future profits on our hedging activities. The price of corn rose dramatically in the September, 2006 to November, 2006 period resulting in the profits on the futures.  The Company is using futures and options to assure we will have an adequate supply of corn to commence operations at the Shenandoah Plant prior to the new harvest. However, we do not expect the price of corn to continue to rise at the same rate that occurred during the period discussed. Inversely, the price of corn could also decrease and we could incur losses on our positions.

Our operating expenses were $2,150,986, $729,546 and $50,305 for the fiscal years ending 2006, 2005 and 2004, respectively.  Our operating expenses are primarily general and administrative expenses for employee salaries and benefits, professional fess including accounting, legal, consulting, investor relations, board fees and site development fees for consultants for obtaining regulatory permits, plant design, rail design, feasibility studies and other services prior to starting construction.

The increase in operating expenses for fiscal year 2006 compared to 2005 was primarily due to: (1) a $456,296 increase in employee salaries and benefits related to increasing from no employees in 2005 to eight at the end of 2006, (2) a $885,759 increase in professional fees as the Company utilized more consultants for accounting, legal, investor relations, began paying board fees and increased site development activities to locate possible sites for other ethanol plants

Since inception we have engaged consultants for professional services work.  Prior to the commencement of the construction of our two Plants, our expenses were primarily the result of our efforts to identify viable sites for ethanol plants.  We expended amounts of capital on other potential sites.  We incurred feasibility costs, such as drilling test wells for water availability, plant layout, track design etc. We have also incurred and paid consulting costs with and to PlanScape Partners of Minnesota who the Company has engaged to help us develop the other sites at which we would like to build additional plants.  We have used the funds from the Superior Ethanol, LLL acquisition and a nominal amount of additional funds that we have received from the exercise of warrants to pay for these costs.

We expect our operating expenses to increase as we add personnel and other administrative costs to support our plant operations and administrative needs. We expect this increase in expenses and declines in other income will lead to losses in future periods.

The increase in operating expenses for fiscal year 2005 compared to 2004 was primarily due to an increase in professional fees for accounting, legal, consulting and increased site development activities for the Shenandoah Plant prior to commencement of construction.

As a result of the operating expenses and other income discussed above our income (loss) before income taxes was $1,244,120, $(397,754) and $(49,995) for fiscal years ended 2006, 2005 and 2004, respectively.  Our provision for income tax expense was $326,000 for fiscal year ended 2006.  We did not record an income tax benefit for the losses for fiscal years ending 2005 and 2004 due to the uncertainty of realizing the benefit in future years.  Net income (loss) was $918,120, $(397,754) and $(49,995) for the fiscal years ended 2006, 2005 and 2004.

Liquidity and Capital Resources

At November 30, 2006 we had $43,088,464 in cash and equivalents. All of the funds we have raised have been invested in short-term US Government backed money market securities. We anticipate that our working capital requirements for the next twenty-four months will be as described above. We believe that we have secured sufficient funding to complete construction and begin operating our Shenandoah ethanol Plant. We recently raised gross proceeds of $48 million ($46.8 net of offering costs) for the purpose of building an ethanol Plant in Superior, Iowa. Construction has commenced on the Superior Plant. We have executed a Commitment Letter for $51,600,000 of debt with our current lenders for the Superior Plant. We expect to have this finalized in the near future.

In furtherance of our business plan, on February 6, 2006, we entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA (individually and collectively, the “Loan Agreements”). A participating interest under the Loan Documents was transferred to CoBank, ACB. Under the Loan Agreements, the lenders will loan up to $47,000,000. The loan proceeds are to partially finance construction of the Shenandoah Plant and to provide funding for working capital purposes. The Plant is to be in production by no later than May 1, 2007 (our lenders have agreed to work with us on this date as well as other requirements if needed, and at this time, we anticipate that production will not commence in May, but rather approximately 70 to 90 days later) and construction costs are not to exceed an aggregate of $71,000,000, net of refundable sales taxes.  In December of 2006, we complied with all conditions precedent and began drawing on the credit line for construction of the Plant in Shenandoah after first spending the equity we had raised to build the Shenandoah Plant in our IPO, which was a requirement before we could begin drawing on the credit facilities. The Company believes that it has secured sufficient funding to complete construction of both its Superior and Shenandoah ethanol Plants.

Loan Commitments and Repayment Terms

Shenandoah - The Shenandoah loan is comprised of a $30,000,000 amortizing term loan and a $17,000,000 revolving term facility.

•

Term Loan – This loan is available for advances until July 1, 2007. Principal payments are to commence with $1,200,000 due November 20, 2007, and each quarter thereafter with a final maturity on November 20, 2013 at the latest. In addition, for fiscal years ending in 2007 and thereafter, we are also required to make a special payment equal to 65% of the available (if any) free cash flow from operations, not to exceed $2,000,000 per year, and provided, however, that if such payments would result in a covenant default under the Loan Agreements, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $8,000,000.

•

Revolving Term – This loan is available for advances throughout the life of the commitment. This loan requires semi-annual $2,400,000 payments on/step-downs of the commitment to commence on the first day of the month beginning approximately six months after repayment of the term loan, by May 1, 2014 at the latest with a final maturity no later than November 1, 2017.

Superior - The Superior Commitment Letter is comprised of a $41,600,000 amortizing term loan and a $10,000,000 revolving term facility.

•

The term loan is for $41,600,000. The term loan will be available for advances until December 31, 2007. Principal payments will commence with $1,375,000 due July 20, 2008, and then each   quarter thereafter. In addition, any refund of sales tax paid in conjunction with construction of the Plant will be applied as an additional payment to the loan. Subject to adjustment in certain cases, final maturity of the term loan is October 20, 2015 at the latest.  In addition, for fiscal years ending in 2007 and ending with fiscal year 2010, we are also required to make a special payment equal to 75% of the available (if any) free cash flow from operations and provided, however, that if such payments would result in a covenant default under the Loan Agreements, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $10,000,000.

•

The revolving loan is for $10,000,000. The revolving loan will be available for advances and readvances throughout the life of the commitment. Semi-annual $2,500,000 payments on/step-downs of the commitment will commence on the first day of the month beginning approximately six months after repayment of the term loan, and by April 1, 2016 at the latest. The final maturity date is no later than October 1, 2017.

Pricing and fees

Shenandoah –

•

The Shenandoah loans will bear interest at either Agent Base Rate (prime) plus 0%-1/2% (based on a ratio of total equity to total assets)  or short-term fixed rates at LIBOR (1, 3 or 6 month) +285 to 335 basis points (based on a ratio of total equity to total assets).

•

The Lenders may, however, allow the Company to elect to pay interest at a fixed interest rate to be determined.

•

Origination fees of $352,500, $2,000 for equity in lenders and other fees in the amount of $90,843 have been incurred by the company through November 30, 2006.  Appraisal, inspecting engineer, and title Company insurance and disbursing fees are also at the Company’s expense.

•

Annual administrative fees of $25,000 beginning November 20, 2006.

•

An unused commitment fee of ½% on the $17,000,000 Revolving Term Loan.

Superior –

•

The Superior loans are anticipated to bear interest at either Agent Base Rate (prime) less 10 basis points to plus 25 basis points or short-term fixed rates at LIBOR (1, 3 or 6 month) +280-315 basis points based on fulfilling free cash flow payments and profitable operations.

•

The Lenders may, however, allow the Company to elect to pay interest at a fixed interest rate to be determined

•

The Commitment Letter provides for a loan origination fee of ¾% ($387,000) and a $35,000 supplemental underwriting fee  Origination fees of $185,000 and other fees of $69,910 have been incurred by the company through November 30, 2006. Appraisal, inspecting engineer, and title Company insurance and disbursing fees are also at the Company’s expense.

•

Annual administrative fees of $35,000 beginning November 1, 2007.

•

An unused commitment fee of ¾% on the $17,000,000 Revolving Term Loan.

Availability of Advances, Interest Rates and Fees

Advances are subject to satisfaction of specified lending conditions. Advances correlate to budget and construction timeline projections, with verification of progress by a third-party engineer.

Security

As security for the loans, the lenders received a first-position lien on all personal property and real estate owned by us and Superior Ethanol, our wholly owned subsidiary, including an assignment of all contracts and rights pertinent to construction and on-going operations of the Plants. The Company will be required to maintain certain financial and non-financial covenants during the term of the loans.

Representations, Warranties and Covenants

The Loan Agreements contain representations, warranties, conditions precedent, affirmative covenants (including financial covenants) and negative covenants.

Shenandoah –

•

The Shenandoah facility requires working capital (current assets over current liabilities in accordance with GAAP consistently applied) of not less than $5,000,000 at the earlier of commencement of operations or by May 31, 2007 and increasing to $6,000,000 at fiscal year ending 2007, and there after, except that in determining current assets, any amounts available (less the amount that would be considered a current liability under GAAP if fully advanced) may be included.

•

The credit facility requires net worth (total assets over total liabilities in accordance with GAAP consistently applied) of $31,000,000 million, increasing to $32,000,000 at fiscal year ending 2007, and increasing to $34,000,000 at fiscal year ending 2008 and thereafter.

•

The credit facility also requires Debt Service Coverage Ratio of 1.5 to 1.0 for fiscal year end 2007 and thereafter.  Debt Service Coverage Ratio is defined as (all as calculated for the most current year-end in accordance with GAAP consistently applied): 1) net income (after taxes), plus depreciation and amortization,; divided by 2) all current portions of regularly scheduled long term debt for the prior period (previous year end).

•

In addition, dividends or other distributions to stockholders will be limited to 40% of the profit net of income taxes for each fiscal year and may be paid only where we are expected to remain in compliance with all loan covenants, terms and conditions. Furthermore, with respect to the fiscal years ending in 2008 and thereafter, an additional distribution may be made to stockholders in excess of the 40% limit for such fiscal year if we have made the required free cash flow payment for/based on such fiscal year, and will thereafter remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said potential additional payment. There can be no assurance that we can remain in compliance with all loan covenants.

Superior –

•

The Superior facility is anticipated to require working capital (current assets over current liabilities in accordance with GAAP consistently applied) of not less than $4,500,000 at the earlier of commencement of operations or by December 31, 2007 and increasing to $5,000,000 at fiscal year ending 2008, and there after, except that in determining current assets, any amounts available (less the amount that would be considered a current liability under GAAP if fully advanced) may be included.

•

The credit facility is anticipated to require net worth (total assets over total liabilities in accordance with GAAP consistently applied) of $43,500,000 million, increasing to $47,000,000 at fiscal year ending 2008 and thereafter.

•

The credit facility will also require Debt Service Coverage Ratio of 1.25 to 1.0 for fiscal year end 2008 and thereafter.  Debt Service Coverage Ratio is defined as (all as calculated for the most current year-end in accordance with GAAP consistently applied): 1) net income (after taxes), plus depreciation and amortization,; divided by 2) all current portion of regularly scheduled long term debt for the prior period (previous year end).

•

In addition, dividends or other distributions to stockholders will be limited to 40% of the profit net of income taxes for each fiscal year and may be paid only where we are expected to remain in compliance with all loan covenants, terms and conditions. Furthermore, with respect to the fiscal years ending in 2008 and thereafter, an additional distribution may be made to stockholders in excess of the 40% limit for such fiscal year if we have made the required free cash flow payment for/based on such fiscal year, and will thereafter remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said potential additional payment. There can be no assurance that we can remain in compliance with all loan covenants

At November 30, 2006 the Company had not drawn on the credit line with Farm Credit Services and CoBank.  In December 2006, the Company began drawing on the credit line for the construction of the Plant in Shenandoah after fulfilling the equity requirement as well as all necessary conditions precedent to funding.  The Company currently has drawn a total of $10,462,197 and accrued interest of $59,358 through February 9, 2007.

The company intends to repay theses commitments with profits generated from the Shenandoah and Superior plants that are being constructed with the funds.  The Company or management can make no assurances that future profits will be sufficient to repay these credit facilities.

Contractual Obligations

Our contractual obligations as of November 30, 2006 were as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Long-Term Debt Obligations(1)	$ 290,000	$ 60,000	$ 120,000	$ 110,000	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations (2)	122,116	57,012	65,104	-	-
Purchase Obligations (3)	100,286,000	90,286,000	10,000,000	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total	$100,698,116	$90,403,012	$10,185,104	$ 110,000	-

(1)

The $100,000 from Iowa Department of Economic development is recorded as a non-refundable grant.

(2)

These lease costs are for our office space in Shenandoah and Las Vegas.

(3)

Includes the agreements with Mathiowetz Construction of approximately $143,300 for the grading and dirt work, Kelly-Hill Company of approximately $326,100 for industrial track rehabilitation, Sunderman, Inc. of approximately $206,100 for the administrative building in Shenandoah, McCormick Construction Company, of approximately $24,300, Fagen, Inc. of approximately $32,173,900 for construction at the site in Shenandoah, Iowa, Agra Industries, Inc. of approximately $67,236,400 for the Superior Plant and ECS of $175,900 for construction management at Superior.

Grant and Government Programs

In April 2005, the Iowa Department of Economic Development (IDED) awarded the Company a High-Quality Job Creation (HQJC) financing incentive comprised of a $300,000 zero interest loan and a $100,000 forgivable loan (grant) for the Shenandoah project.  The IDED funds became available for use by the Company in March, 2006 - upon closing of the senior debt financing commitment.  Associated with this award are job creation covenants.  The Company believes those covenants will be fulfilled.  The Shenandoah project has been awarded a tax incentive package from the Iowa Department of Economic Development under their High Quality Job Creation (HQJC) program with, according to the IDED, an estimated value of approximately $3.5 million.

The Superior project has been awarded a tax incentive package from the Iowa Department of Economic Development under their High Quality Job Creation (HQJC) program with, according to the IDED, an estimated value of approximately $4.7 million.

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

Critical Accounting Policies and Estimates

Property and equipment

 Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets which are currently 3-7 years.

Land and permanent land improvements are capitalized at cost.  Non-permanent land improvements, construction in progress and capitalized interest are capitalized and depreciated upon the commencement of operations of the property.  The money withheld on work performed for land improvements and construction in progress are included in these accounts and offset by a current liability for accrued retainage.

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

The determination for permanent land improvements and non-permanent land improvements is based upon a review of the work performed by management and if the preparation activities would be destroyed by putting the property to a different use, the costs are not considered inextricably associated with the land and are depreciable.  This determination will have an impact on future results because permanent land improvements are not depreciated where non-permanent will be depreciated.

Recoverable rail line costs

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

Currently, management believes the Company will fully recover the $3,500,000 and therefore has not made any valuation allowances for this asset.  A future determination that a portion or all of these costs are not recoverable may have a material impact on our future operating results.

Impairment of long-lived assets

 Our long-lived assets consisted of property and equipment and acquired intangible assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds it estimated future cash flows, impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

Derivative financial instruments

 Derivatives such as exchange-traded futures are currently recognized on the balance sheet at fair value.  At the present time and until operations commence and the Company is generating a revenue stream from the production of ethanol, any and all fair value adjustments for derivative financial instruments will be recorded in the statement of operations as gains/(losses) in Other Income.  Upon the commencement of operations for the production of ethanol, derivative financial instruments found to be highly effective hedges with their underlying commodity will be designated as cash flow hedges and recorded in “Other Comprehensive Income” net of tax.

The company intends to implement FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities” which will have an impact on the timing of gains and losses for effective hedges. For ineffective hedges, gains and losses will continue to be recorded in Other Income until the Company begins operations. After operations commence, hedging gains and losses will be considered a component of cost of goods sold.  Until operations commence, gains and losses on hedges may have a material impact on operating results due to market volatility.

Use of estimates

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

The Company uses a days approach (estimated billing dollars divided by the number of days), unless other information is available, to estimate the liability for construction work from the billing cut-off to the end of the accounting period.  These amounts can represent material estimates by the company.  These accruals do not currently affect our operating results but may have a material impact on our reported assets and liabilities.

Stock based compensation

The Company applies SFAS No. 123 Accounting for Stock-Based Compensation for all compensation related to stock, options or warrants. SFAS 123 requires the recognition of compensation cost using a fair value based method whereby compensation costs is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company will use the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

The Company has granted no warrants or options for compensation from inception through the period ended November 30, 2006. However, we anticipate that we will do so in the future as part of our anticipated Equity Incentive Plan.  The implementation of any Equity Incentive Plan may have a material impact on our future operating results.

The Company granted the president 150,000 shares valued at the original issuance price of $.25 per share for a total of $37,500 for services and this issuance is recorded in fiscal year ending November 30, 2004.  The Company issued 5,000 shares in November, 2005 valued at the IPO price of $10.00 per share to a director for services and this is issuance is recorded in fiscal year ending November 2005.  The Company issued 5,000 shares in January, 2006 valued at the IPO price of $10.00 per share to an engineering firm for services and issued 2,500 shares valued at the fair market price of $37.30 to an organization for services and theses issuances were recorded in fiscal year ending November 30, 2006.

Realizability of Deferred Tax Assets

The assessment of the realizability of deferred tax assets involves a high degree of judgment and complexity.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider positive and negative evidence, and the weight given to potential effects positive and negative evidence is based on the extent to which it can be objectively verified. Prior to this fiscal year we had incurred losses, therefore, we recorded no tax asset for these losses as there was no evidence the Company would produce a gain in future years.  During the current fiscal year the Company generated gains to offset prior losses and management believes based on the industry there is a high degree of evidence the Company will produce income in the future sufficient to realize the current deferred tax assets as of November 30, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Recent Accounting Pronouncements

During the year ended November 30, 2006, the Company adopted the following accounting pronouncements:

SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after June 15, 2005.

The Company has granted no stock options or warrants for compensation from inception on June 29, 2004 through the period ended November 30, 2006. The Company granted the president 150,000 shares valued at the original issuance price of $.25 per share for a total of $37,500 for services and this issuance is recorded in fiscal year ending November 30, 2004.  The Company issued 5,000 shares in November, 2005 valued at the IPO price of $10.00 per share to a director for services and this is issuance is recorded in fiscal year ending November 2005.  The Company issued 5,000 shares in January, 2006 valued at the IPO price of $10.00 per share to an engineering firm for services and issued 2,500 shares valued at the fair market price of $37.30 to an organization for services and theses issuances were recorded in fiscal year ending November 30, 2006.

In February 2006, the Financial Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 has not had a material impact on our consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 has not had a material impact on our consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

New Accounting Pronouncements:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact, if any; FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. SFAS No. 158 is effective for our year ending December 31, 2006. The Company does not believe the adoption of SFAS 158 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a start-up Company in the later stage of development, which was formed for the purpose of building plants to produce ethanol and animal feed products. Our first Plant is currently being constructed in Shenandoah, Iowa, along with a second Plant in Superior, Iowa. We also anticipate building other plants in other parts of Iowa or states within the corn belt or in other regions of the Americas.  We also intend to pursue the possible acquisition of existing ethanol plants that are already in operation.  However, we are not presently conducting operations as an ethanol producer and are not presently subject to market risks, except for the risks associated with our current hedging activities. If and when we begin Plant operations, we will be exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below. We do not expect to have exposure to foreign currency risk at this time as all of our business is expected to be conducted in U.S. dollars in the coming months. However, this could change in the future.

Commodity Price Risk

We expect to produce ethanol and its co-product, distiller's dried grains with solubles (DDGS), from corn, and our business will be sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. The demand for corn is expected to increase substantially in the coming years due to the rapid expansion of the ethanol industry within the U.S. and other parts of the world. This anticipated demand has caused the price of corn to rise significantly. As of this writing, the price of corn is currently approximately $3.70 per bushel in the areas around the Plants we are building. The price of corn in the areas surrounding our Plants compared to last year is higher by approximately $2.25 per bushel. We have attempted to mitigate our risk to the price of corn by purchasing futures contracts on the Chicago Board of Trade, and the contracts we have purchased have appreciated in value. However, if the markets were to reverse themselves, we could lose the profits we have made, or if the price of corn were to continue to go higher, we do not own sufficient contracts to cover our anticipated needs for the calendar year ending December 31, 2007. It is also possible that the price of corn could continue to rise to a level where we may be unable to operate our Plants profitably.  We also expect to use natural gas in the ethanol and DDGS production process, and our business will be sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the U.S. domestic onshore and offshore rig count and the amount of U.S. natural gas in underground storage during both the injection and withdrawal seasons.

We anticipate that we will attempt to reduce the market risk associated with fluctuations in the price of corn and natural gas by employing a variety of risk management strategies. Strategies include the use of derivative financial instruments such as futures and options traded on the Chicago Board of Trade (CBOT) and/or the New York Mercantile Exchange (NYMEX), as well as the daily cash management of our total corn and natural gas ownership relative to monthly demand for each commodity, which may incorporate the use of forward cash contracts or basis contracts.

We may hedge corn with derivative instruments including futures and options contracts offered through the CBOT. Forward cash corn and basis contracts may also be utilized to minimize future price risk. Similarly, natural gas is hedged with futures and options contracts offered through the NYMEX. Basis contracts may also be utilized to minimize future price risk.

Gains and losses on futures and options contracts, used as economic hedges of corn inventory, as well as on forward cash corn and basis contracts, are recognized as a component of cost of goods sold for financial reporting on a monthly basis using month-end settlement prices for corn futures on the CBOT. Corn inventories are marked to fair value using market based cash prices so that gains or losses on the derivative contracts, as well as forward cash corn and basis contracts are offset by gains or losses on inventories during the same accounting period.

Gains and losses on futures and options contracts used as economic hedges of natural gas, as well as basis contracts, are recognized as a component of cost of goods sold for financial reporting on a monthly basis using month-end settlement prices for natural gas futures on the New York Mercantile Exchange. The natural gas inventories hedged with these derivatives or basis contracts are valued at the spot price of natural gas, plus or minus the gain or loss on the futures or options positions relative to the month-end settlement price on the New York Mercantile Exchange.

While our hedging activities may have a material effect on future operating results or liquidity in a specific quarter of its fiscal year, particularly prior to harvest, management will employ its best efforts to manage these risks effectively. However, the demand for corn is expected to increase substantially in the coming years due to the rapid expansion of the ethanol industry within the U.S. and other parts of the world. This anticipated demand has caused the price of corn to rise significantly in the past year. As of this writing, the price of corn was approximately $3.70 per bushel in the areas around the Plants we are building. The price of corn in the areas surrounding our Plants compared to last year is higher by approximately $2.25 per bushel. We have attempted to mitigate our risk to the price of corn by purchasing futures contracts on the Chicago Board of Trade, and the contracts we have purchased have appreciated in value. However, if the markets were to reverse themselves, we could lose the profits we have made. Inversely, if the price of corn were to continue to go higher, we do not own sufficient contracts to cover our anticipated needs for the entire year ending December 31, 2007. As of this writing, we believe we have purchased sufficient corn futures contracts and options to cover the majority of our needs at the Shenandoah Plant prior to the new harvest in 2007. However, we still need to convert those contracts to the actual commodity itself. It is also possible that if the price of corn continues to rise, and the price of ethanol was to come down significantly, we may be unable to operate our Plants profitably.  In such a scenario, we may be unable to service our debt, we may be forced to reduce or delay capital expenditures, sell assets, restructure our indebtedness or seek additional capital. If we are unable to restructure our indebtedness or raise funds through sales of assets, equity or otherwise, our ability to operate could be harmed and the value of our common stock could decline significantly.

As November 30, 2006, the Company held 430 Dec 2007 CBOT Corn Futures contracts representing 2,150,000 bushels (“the Position”) to help assure corn supply at the initiation of Plant operations in 2007. At November 30, 2006 the Company recorded a $32,375 mark-to-market gain on the Position.  In addition, the Company was required to submit $365,500 in Futures Initial Margin for a Derivative Asset Balance of $397,875.  A 10% adverse move in the Position would result in an approximate pre-tax loss of $778,000.  Since November 30, 2006, we have purchased additional Corn Futures Contracts.

Item 8. Financial Statements and Supplementary Data

See index to consolidated financial statements beginning on page F-1 of this report, and financial statements for the year ended November 30, 2006 referenced therein, which are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2006, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.

The management of Green Plains Renewable Energy, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.  Green Plains Renewable Energy, Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Green Plains Renewable Energy, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2006.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.  Based on our assessment we believe that, as of November 30, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Green Plains Renewable Energy, Inc.’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting.  This report appears on page F-2

Item 9B. Other Information

None

[Remainder of Page Intentionally Left Blank]

PART III

Item 10. Directors and Executive Officers of the Registrant

Set forth below is certain information concerning each of our directors and executive officers as of February 9, 2007.

Name	Age	Position	With the Company Since
Barry A. Ellsworth	52	President/CEO	2004
Dan E. Christensen	60	Exec. VP/Treasurer/Secretary/Director	2004
Brian L. Larson	46	CFO	2006
Brian D. Peterson	42	Exec. VP/Director	2004
David A. Hart (1)(2)(3)	52	Director	2004
R. Stephen Nicholson (1)(2)(3)	80	Director	2004
Robert D. Vavra (1)	56	Chairman	2004
Wayne B. Hoovestol	48	COO/Director	2005
Herschel C. Patton (2)(3)	60	Director	2004
Michael A. Warren	45	Director	2006

_______________

(1)

Member of Audit Committee.

(2)

Member of Compensation Committee.

(3)

Member of Nominating Committee.

Our board is divided into three classes. One class of directors is elected at each annual meeting of stockholders for a three-year term. Each year a different class of directors is elected on a rotating basis. The terms of Barry Ellsworth, Hersch Patton and Brian Peterson expire at the 2007 annual meeting of stockholders. The terms of Dave Hart, Wayne Hoovestol, and Michael Warren are set to expire at the 2008 annual meeting of stockholders. The terms of Dan Christensen, Stephen Nicholson, and Robert Vavra are set to expire at the 2009 annual meeting of stockholders. The number of directors currently comprising the board of directors is nine. The bylaws authorize from one to nine directors, the exact number of which may be determined by resolution of the board. Therefore, the board may change that number at any time at its discretion.

Business Experience of Management

The following is a brief description of the business experience and background of the above-named officers and directors of our Company.

BARRY A. ELLSWORTH assumed his present positions with the Company as CEO/President and as a director on June 29, 2004, upon the formation of the Company and is responsible for the day to day operations of the Company. Mr. Ellsworth graduated from Brigham Young University with a BA in Communications. For more than a five year period immediately prior to joining the Company, Mr. Ellsworth has acted as the Managing Director of Red Rock Investment Partners, a financial consulting firm. Earlier, he owned the financial consulting firm of Ellsworth and Associates. Prior to that, he gained experience in finance working at the firms of Prudential-Bache Securities, Wilson-Davis Securities, and Dean Witter Reynolds. He has been instrumental in taking companies public and has raised capital for various concerns.

DAN E. CHRISTENSEN is a founder of the Company and has held various positions since its inception, including his current positions of Executive Vice President in Charge of Construction, Treasurer, Secretary and as a director. Mr. Christensen graduated from Brigham Young University with a Bachelor’s Degree in Business in 1969 and received a Management Administration Degree from the California Savings and Loan Institute in 1973. He has acted as the CEO of Commercial Mortgage and Investment, LLC, (CMI), with offices in South Jordan, Utah and San Francisco, California, since 1981. CMI provides mortgage banking services for selected real estate projects, nationwide, including real estate development projects for his own account. Mr. Christensen has procured over 3 billion dollars in financing for numerous real estate development projects over the years, including many of his own projects.

BRIAN L. LARSON resides in Omaha, NE and works at the Company’s headquarters in Shenandoah, Iowa. He assumed his present position of Chief Financial Officer of the Company in September of 2006. Before joining the Company, Mr. Larson was Chief Financial Officer, Secretary and Treasurer of Solutionary, Inc., a start-up/early stage IT Security Company, from November 2003 to February 2006. From September 1994 through October 2003 he served as Senior Vice President and Chief Financial Officer for Data Transmission Network Corporation (DTN), an information and communications services Company. DTN was a public Company until April of 2000, when it was taken private in a transaction valued at over $470 million dollars. Prior to DTN, Mr. Larson was the Division Controller for Twin City Testing, an engineering and environmental testing Company with over 20 branch offices in eight regions throughout the Midwest, from 1992 to 1993. After graduating in 1984, he spent the first eight years of his career with Peter Kiewit Sons’, Inc. working in mining, construction and five years in manufacturing with Continental Can Company, a division of the Company. He is a graduate of the University of South Dakota where is received a degree in accounting.

BRIAN D. PETERSON is our Executive Vice President in Charge of Site Development and a director of the Company since 2005. He graduated from Dordt College in Sioux Center, Iowa in 1986 with a Bachelor of Science Degree in Agricultural Business. He started farming in 1978 at the age of fourteen. For more than the past five years he has been principally employed by his grain farm. His grain farm now consists of seven thousand eight hundred row crop acres of corn and soybeans in Woodbury, Monona, and Sac counties in northwest Iowa. Mr. Peterson owns and operates a beef feedlot with a capacity of twelve thousand head in Woodbury County, Iowa. He owns a local grain elevator, a trucking business, and a construction business. He has worked as a bank inspector and internal bank auditor. He has been married for eighteen years. He is involved in various other renewable energy investments.

DAVID A. HART was elected to the Board of Directors in 2004. Dave attended Iowa Western Community College in Council Bluffs, Iowa, where he studied Farm Operations and Management. He began farming in 1973. For more than the past five years, Mr. Hart and his wife Cathy have operated Hart Farms in a 20 mile area around Stanton. This diversified operation includes: Grain Production, Cattle Feeding and Backgrounding, Cow/Calf Production, Custom Farming, Grain Hauling, Custom Spraying, and Seed Sales. Hart Farms plants and harvests approximately 3,000 acres of corn and soybeans. This operation also includes approximately 1,500 acres of hay and pasture. Mr. Hart has served on numerous church and community boards. He is a member of Stanton Fire and Rescue, having served 8 years as Fire Chief. As a Certified Emergency Medical Technician, Dave also serves on the Montgomery County 911 board. Other memberships include the National Cattlemen’s Association, Corn and Soybean Associations, and the Farm Bureau.

R. STEPHEN NICHOLSON was elected to the Board of Directors in 2004. Mr. Nicholson served in the US Navy during WWII from 1942-1946. He graduated with an AB in History and Philosophy in 1950 from Wesleyan University. He received an MA in Cultural Anthropology from Syracuse University in 1956 and received a PhD. in the Sociology of Large Scale Organizations/Japanese and Chinese Cultures from Michigan State University in 1971. From 1956-1962 Mr. Nicholson was Director of World Vision Japan. From 1963-1971 he served as the Academic Dean, Lansing Community College–Michigan; 1971-1973 president, Daily College-Chicago; 1973-1976 president, Southern Nevada Community College, Las Vegas; 1976-1985 president, Mount Hood Community College-Oregon; 1985-1990 president, Oakland Community College-Michigan; 1990-1992 Chancellor, Higher Colleges of Technology Abu Dhabi, United Arab Emirates;1992-1994 Christian College Coalition – Oregon; 1994-1999 Senior Fellow for Higher Education-Murdock Charitable Trust Vancouver, Washington. Mr. Nicholson has served on various other boards throughout the years, including Mercy Corps International (International Relief and Development); Pontiac, Michigan Manpower Development Authority; American Association of Community Colleges, Washington, DC; and the World Affairs Council – Japan/America Society. From January 1999 to the present, Mr. Nicholson has not been employed, but has managed his own investments. Mr. Nicholson has also held the following positions since January 1999: January 1999 to August 2000—Chairman of Mercy Corps International; July 2003 to 2004—member of the Mercy Corps audit committee; March 1998 to March 2003—member of the board of directors of Northwest Autism Foundation; and January 1999 to August 2001—Chairman and CEO of Northwest Autism Foundation.

ROBERT D. VAVRA was recently appointed to the position of Chairman of the Board of the Company. He is also Chairman of our Audit Committee. Robert graduated from Black Hills State University in Spearfish, South Dakota in 1972 with Bachelor of Science Degrees in Math and History and graduated from the Graduate School of Banking in Boulder, Colorado in 1991. Robert has been president and Director of Bank Iowa, since 1996. He has worked for the same bank since 1986 in the role of a loan officer and Executive Vice President. Mr. Vavra has served on a number of community boards, over the years, which include the Shenandoah Optimist Club, Shenandoah Memorial Hospital and the Essex Commercial Club. Currently he serves on the Forest Park Manor Board of directors and serves as a member of the Banking Committee for the Shenandoah Chamber and Industry Association, Board of Directors.

HERSCHEL C. PATTON II resides in Salt Lake City, Utah and was elected to the Board of Directors of Green Pains Renewable Energy, Inc. in November of 2004. Hersch attended the University of Nevada/Reno and graduated from flight school in 1970. Hersch was a senior captain and pilot for both Western and Delta Airlines beginning in 1975 until retirement in June 2004. During his tenure as a captain for Delta, Mr. Patton was involved in the ownership and development of various successful commercial and residential real estate ventures including the acquisition and sale of the Jeremy Ranch Golf and Country Club and the Cottonwood Creek Retail Center. Hersch remains active in real estate and various other investments.

WAYNE B. HOOVESTOL was recently appointed to the position of COO of Green Plains and was elected to the Board of Green Plains in March, 2006.  After attending North Dakota State University in Fargo, ND, and later the University of Minnesota, Wayne began operating Hoovestol Inc., a trucking company, in 1978. He later formed an additional trucking company known as Major Transport. Both of Wayne’s trucking companies have been very successful, employing approximately 700 people, operating nationwide, from several different locations. Mr. Hoovestol has been principally employed as an officer and owner of these companies since 1978. Mr. Hoovestol became involved with ethanol in 1995, as an investor, and has served on the boards of two other ethanol plants, one in Preston, MN and he currently serves on the board of Tall Corn Ethanol in Coon Rapids, Iowa. Mr. Hoovestol recently sold Major Transport so he could devote more of his time to the operations of Green Plains. Mr. Hoovestol now spends a good deal of his time in Iowa, overseeing the Company’s operations there.

MICHAEL A. WARREN was elected to the Board of Directors in December 2006. He currently serves as the National Manager of the Latin American Research Group in Toyota Motor North America (TMA). He has been with the company since 1998, and has led the Latin American Research Group at TMA since 2001, managing a team that conducts economic, political, automotive market & competitor intelligence research for Toyota in Latin American markets. Michael has been deeply involved in hemisphere renewable fuels research over the last three years, and manages a renewable fuels research group in the Americas that assists Toyota with power-train-related developments in the hemisphere. Mr. Warren made a key presentation and lobbied engineers of Toyota Technical Center in Japan to produce a flex fuel version of the Corolla (December 2005), which will be launched in Spring 2007, and also teamed up with US Toyota affiliates to convince Toyota Technical Center to authorize the production of the first US flex fuel engine (July 2006). He is a participating member of the Demand Task Group of the National Petroleum Council’s (the “NPC”) Oil & Natural Gas Study. The NPC will make recommendations on US Energy Policy to Congress in May 2007. He served 22 years in the US Army (Active and Reserve), mostly as an intelligence analyst. After the September 11th attacks in the United States, Mr. Warren was called upon to serve with the US National Ground Intelligence Agency and helped plan and execute the War against Terrorism (November 2001-December 2002).

We had previously employed Mr. Allen Sievertsen as the Company’s General Manager for the Shenandoah Plant. He recently resigned his position. The Company has hired an experienced plant manager for the Shenandoah site who is presently assuming Mr. Sievertsen’s duties with the assistance of our Executive VP of Construction and our COO. Therefore, the Company does not believe that Mr. Sievertsen’s resignation will negatively impact the Company’s operations in any way.

Our executive officers are elected by the board on an annual basis and serve at the discretion of the board.  Mr. Barry A. Ellsworth was the Company’s principal executive officer for the entire fiscal year ending November 30, 2006. Mr. Dan E. Christensen was the Company’s principal financial officer from December 2005 through September 2006.  Mr. Brian L. Larson was the Company’s principal financial officer for the period October through November 2006.

The Company has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and other senior financial officers. Our Code of Ethics is posted on the Company’s Web site, which is located at www.gpreethanol.com.

Board Committees

We have a standing Audit Committee established in accordance with section 3(a) (58) (A) of the Exchange Act, a Compensation Committee and a Nominating Committee.

The Audit Committee

The Company’s Audit Committee held eight meetings during the fiscal year ending on November 30, 2006. The function of the Audit Committee as detailed in the Audit Committee Charter is to provide assistance to the Board in fulfilling their responsibility to the stockholders, potential stockholders, and investment community relating to corporate accounting, reporting practices of the Company and the quality and integrity of the financial reports of the Company.  In so doing, it is the responsibility of the Audit Committee to maintain free and open means of communication between the directors, the independent auditors and Company management. The Company believes that the members of the Audit Committee are independent as defined by Rule 4200(a) of NASD’S listing standards.  The members of the Audit Committee are Messrs. David A. Hart, Stephen Nicholson, and Robert D. Vavra. Mr. Vavra serves as our Chairman and financial expert on that committee.

The Compensation Committee

The Compensation Committee was organized in November, 2005, near the end of our November 30, 2005 fiscal year end. The committee held nine meetings during our last fiscal year. The Compensation Committee establishes a general compensation policy for the Company and, except as prohibited by applicable law, may take any and all actions that the Board could take relating to the compensation of employees, directors and other parties. The members of the Compensation Committee are Messrs. David A. Hart, Stephen Nicholson, and Hersch Patton.  Mr. Hart is Chairman of our Compensation Committee.

The Nominating Committee

The Nominating Committee was organized in November, 2005, near the end of our November 30, 2005 fiscal year end. The committee held six meetings during our last fiscal year. The Nominating Committee’s Charter and Policies are available on the Company’s website, which is located at www.gpreethanol.com.  The Company believes that the members of the Nominating Committee are independent as defined by Rule 4200(a) of NASD’S listing standards.  The members of the Nominating Committee are Messrs. David A. Hart, Stephen Nicholson, and Hersch Patton. Mr. Hart is Chairman of our Nominating Committee.

The function of the Nominating Committee, as detailed in the Nominating Committee’s Charter, is to recommend to the Board the slate of director nominees for election to the Board and to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings. It is the policy of the Nominating Committee to consider candidates recommended by security holders, directors, officers and other sources, including, but not limited to, third-party search firms. Security holders of the Company may submit recommendations for candidates for the Board. All recommendations shall be submitted to Dave Hart at: Address: 4124 Airport Road, Shenandoah, Iowa, 51601; Phone: 712.246.2932; Email: d.hart@gpreethanol.com.  Such submissions should include the name, contact information, a brief description of the candidate’s business experience and such other information as the person submitting the recommendation believes is relevant to the evaluation of the candidate. Mr. Hart will then pass all such recommendations on to the Nominating Committee for consideration. For candidates to be considered for election at the next annual meeting stockholders, the recommendation must be received by the Company no later than 120 calendar days prior to the date that the Company’s proxy statement is released to security holders in connection with such meeting.

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

Based solely on our review of forms furnished to us and representations from reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during our fiscal year ending November 30, 2006.

Item 11. Executive Compensation

Summary Compensation Table. The following table provides certain information regarding compensation paid by the Company to the named executive officers.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation($) (2)	Restricted Stock Awards ($)	Stock Options/ SAR(#)	LTIP Payouts($)	All Other Compensation ($) (1)

Barry A. Ellsworth	2004	--	--	--	--	--	--	$37,500
President, CEO & Director	2005	--	--	--	--	--	--	--
	2006	$123,333	--	$28,614	--	--	--	--

(1)

Represents the value of restricted stock that was issued in consideration for services rendered.

The shares for services were issued at $.25 per share based upon the issuance of the stock to the founders.

(2)

This is comprised of $24,000 in fees paid as compensation for service as a director, $3,947 as reimbursement for insurance benefits prior to the Company establishing a benefits program and matching contributions of $667 from participation in the Company’s retirement program.

Employment Arrangements

During the fiscal year ended November 30, 2006, Mr. Ellsworth, the Company’s CEO and president, worked for the Company on a full-time basis, and received $123,333 in salary and $24,000 for board fees. He received $3,947 for reimbursement of insurance benefits prior to the Company establishing a benefits program on October 1, 2006.  He received matching contributions of $667 from participation in the Company’s retirement program.

The Company commenced on January 1, 2006 paying Mr. Ellsworth a salary of $120,000 on an annual basis. Additionally, the Company had agreed to reimburse Mr. Ellsworth for his health insurance premiums, prior to a health insurance package being purchased by the Company. His salary was increased to $200,000 per year on October 1, 2006. The Board at its discretion may increase or decrease said compensation in the future. The Company has established a Simple IRA for its employees, and the Company presently matches up to 2% of an employee’s contributions to the program.  We also reimburse our officers and directors for out of pocket expenses incurred in connection with their service to the Company.

On September 29, 2006, we entered into an employment agreement with Brian L. Larson, the Company CFO. He received $22,500 in salary and $450 in matching contributions for participation in the Company’s retirement plan during the fiscal year ended November 30, 2006.  Prior to becoming an officer of the Company, Mr. Larson provided services on a consulting basis where he received $62,447 for consulting services including reimbursed travel and other expenses. The Company’s employment agreement with Mr. Larson provides (i) that Mr. Larson receive a beginning base salary of $135,000 per year, which shall be raised to $150,000 per year when the Company first begins producing ethanol for commercial sale in addition to performance based bonuses; (ii) that the Company anticipates adopting some type of equity incentive plan and Mr. Larson will be eligible to participate in that plan; (iii) for a signing bonus of 1,250 shares of the Company’s common stock which shares vest when the Company first begins producing ethanol for commercial sale; (iv) for vacation pay, and if and to the extent eligible, to participate in any group life, hospitalization or disability insurance plan, health or dental program, pension plan, similar benefit plan or other so-called “fringe benefits”; (v) for employment for a three year term, subject to earlier termination upon the happening of certain events, and possible renewal for additional one year terms; (vi) that if Mr. Larson is terminated for reasons other than for cause, he is entitled for severance for a period of up to six months; and (vii) for a $100,000 bonus in the event that there is a change-in-control of the Company.

On December 9, 2005, the Company issued 5,000 shares of our common stock to Mr. Gary Thien for compensation for his services to the Company over the past two years. Mr. Thien was a vice president and a Director of the Company until March 27, 2006.

Commencing January 19, 2007, Wayne Hoovestol was appointed COO of the Company. In this position, Mr. Hoovestol is overseeing the Company’s operations in Iowa. The Company has agreed to pay Mr. Hoovestol an annual salary of $125,000 per year for said services. Half of his salary will be paid in cash and half in stock.  However, no stock will be issued to Mr. Hoovestol for compensatory purposes unless and until the Company’s shareholders approve a stock plan providing for the payment of compensation to officers and directors in the form of Company securities. The Company has not entered into a written employment agreement with Mr. Hoovestol.

Commencing January 19, 2007, Dan Christensen resigned as COO of the Company and was appointed to the position of Executive Vice President in Charge of Construction. In this position, Mr. Christensen is overseeing the Company’s construction activities in Iowa. The Company has agreed to pay Mr. Christensen an annual salary of $125,000 per year for said services. Half of his salary will be paid in cash and half in stock. That amount will be paid in stock to Mr. Christensen.  However, no stock will be issued to Mr. Christensen for compensatory purposes unless and until the Company’s shareholders approve a stock plan providing for the payment of compensation to officers and directors in the form of Company securities. The Company has not entered into a written employment agreement with Mr. Hoovestol.

We intend to recruit and hire additional permanent employees who will be compensated on a regular basis pursuant to agreed upon salaries once our Plants are completed and operational. We expect to offer competitive health and other employee benefits.

Director Compensation

Compensation totaling $255,495 was paid to our directors for service on the board from inception through November 30, 2006. The Company, upon the recommendation of the Compensation Committee, agreed on November 16, 2006 to compensate its current directors in nominal amounts for attendance at board meetings and committee meetings, committee chairman and secretary duties and for time spent working for and on behalf of the Company. Each director is to be paid $2,000 per month for serving on the board of directors including committees. Board committee chairman receive $2,500 annually, with the exception of the audit chairman receiving $5,000, and the committee secretary receives $1,250 annually for these positions.  If a board member spends an entire day working for and on behalf of the Company, said board member will be eligible to receive $600 for that day’s work, and $300 for a half a day’s work.  The following table is a summary of payments to directors recorded in fiscal year ending November 30, 2006:

Director	Board/Committee Meeting Fees	Committee Chairman/ Secretary Fees	Additional Services	Total
Barry A. Ellsworth	$ 24,000	$ -	$ -	$ 24,000
Brian D. Peterson	24,000	-	600	24,600
Robert D. Vavra	24,000	6,250	600	30,850
Dan E. Christensen	24,000	-	34,950	58,950
David A. Hart	24,000	2,500	3,300	29,800
Herschel C. Patton	24,000	2,500	2,545	29,045
R. Stephen Nicholson	24,000	5,000	-	29,000
Wayne B. Hoovestol	24,000	-	600	24,600
Michael A. Warren	-	-	-	-
Prior directors	4,650	-	-	4,650
Total	$ 196,650	$ 16,250	$ 42,595	$ 255,495

Indemnification for Securities Act Liabilities

Iowa law authorizes, and our Bylaws and Indemnity Agreements provide for, indemnification of our directors and officers against claims, liabilities, amounts paid in settlement and expenses in a variety of circumstances. Indemnification for liabilities arising under the Act may be permitted for our directors, officers and controlling persons pursuant to the foregoing or otherwise. However, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Exchange Act of 1934 and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 9, 2007, for: (i) each person who is known by us to beneficially own more than five percent of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all directors and executive officers as a group. On February 9, 2007 the Company had 6,002,736 shares of common stock outstanding. Each share is entitled to one vote.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)	Percentage of Total	Position
Barry A. Ellsworth (3)	414,641	6.9%	President/CEO
Dan E. Christensen	200,000	3.3%	VP/Treasurer/Secretary/ Director
Brian L. Larson (4)	4,280	*	CFO
David A. Hart (5)	20,210	*	Director
R. Stephen Nicholson (6)	87,500	1.5%	Director
Robert D. Vavra (7)	19,500	*	Director/Chairman
Herschel C. Patton (8)	53,340	*	Director
Brian D. Peterson (9)	211,100	3.5%	Director
Wayne B. Hoovestol (10)	654,800	10.7%	COO/Director
Michael A. Warren	0	*	Director
Executive Officers and Directors as a Group (10 persons)	1,665,371	26.9%

* Less than 1%.

______________

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

(3)   Includes 401,301 shares and warrants exercisable for 13,340 equivalent shares.

(4)  Includes 3,840 shares and warrants exercisable for 240 equivalent shares.  Also includes 200 shares held by spouse in IRA and therefore deemed beneficially owned by Mr. Larson.

(5)  Includes 17,800 shares and warrants exercisable for 2,410 equivalent shares.

(6)  Includes 76,000 shares and warrants exercisable for 11,500 equivalent shares.

(7)  Includes 16,800 shares and warrants exercisable for 2,700 equivalent shares.

(8)  Includes 47,090 shares and warrants exercisable for 6,250 equivalent shares.

(9) Includes 176,100 shares and warrants exercisable for 16,250 equivalent shares. Also includes 15,000 shares and warrants exercisable for 3,750 equivalent shares that Mr. Peterson owns jointly with a child.

(10) Includes 504,367 shares and warrants exercisable for 112,933 equivalent shares owned directly by Mr. Hoovestol. Also includes 30,000 shares and warrants exercisable for 7,500 equivalent shares owned by Mr. Hoovestol’s wife and therefore deemed to be beneficially owned by Mr. Hoovestol.

We intend to establish a long-term incentive compensation program in the form of an equity incentive plan with a goal of making 10% to 15% of our shares available that the Company may issue as incentives for our employees and future employees subject to shareholder approval.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve on our Compensation Committee or in a like capacity in any other entity.

Compensation Committee Report

Committee’s Responsibilities

The Compensation Committee (the “Committee”) is presently comprised of three independent members of the Company’s Board. The Committee’s responsibilities include administering and establishing the Company’s general compensation policy and, except as prohibited by applicable law, taking any and all action that the Board could take relating to the compensation of employees, directors and other parties. The Committee sets the overall compensation principles for the Company, subject to annual review.  In consultation with the Chief Executive Officer, it evaluates the performance of and makes compensation recommendations for senior management and key employees.

Executive Compensation Philosophy

Green Plains Renewable Energy, Inc. attempts to design executive and employee compensation to achieve two principal objectives. First, the program is intended to be fully competitive so the Company may attract, motivate and retain talented executives and certain key employees experienced in the ethanol business. Second, the program is intended to create an alignment of interests between the Company’s executives, key employees, and shareholders such that a significant portion of each executive’s or key employee’s compensation varies with business performance, and has designed goals for executive officers and key employees as follows:

•

To attract and retain quality talent

•

To use incentive compensation to reinforce strategic performance objectives

•

To align the interest of the executives with the interests of the shareholders, such that risks and rewards of strategic decisions are shared

•

All compensation is tax deductible for the Company, except for the compensation that qualifies for incentive stock option tax treatment.

Executive and key employee compensation consists of three components:  base compensation, performance/bonus award, and long-term incentive compensation, each explained more fully below.

Base Compensation

Salary ranges and increases for executives, including the CEO and other key employees, are established annually based on competitive data. Within those ranges, individual salaries vary based upon the individual’s work experience, performance, level of responsibility, impact on the business, tenure and potential for advancement within the organization. Annual salaries for newly-hired executives or certain key employees are determined at the time of hire taking into account the above factors other than tenure.

The Committee makes salary decisions in coordination with the Chief Executive Officer.  The executive officers did not receive salary increases for fiscal 2006 from fiscal 2005 base pay rates, because none of our executives received any salaries during the fiscal year 2005. In 2006, Mr. Ellsworth, our CEO, commenced receiving a salary of $120,000 and on October 1, 2006, that salary was increased from $120,000 per year, to $200,000, after considering recommendations made by our compensation consulting firm and industry standard. It is anticipated that once, and if, a incentive plan (described below) is approved by the shareholders of the Company, that some combination of bonuses, stock and stock options will be awarded to our CEO, as well as our other executives and key employees.

Performance/Bonus Award

We anticipate presenting an Equity Incentive Plan (the “Plan”) for the Company at our upcoming shareholders meeting to be held in April of 2007.  At that time, the Company will present to its shareholders an equity incentive plan developed to reward executives and our other employees, based on meeting or exceeding certain internal objectives that are currently being created by the executive team, the Committee and the Board. The Committee is also receiving input from a compensation consulting firm in connection with structuring these arrangements. The objectives during this period of construction in which we are presently in are being based on meeting certain milestones during this phase of development. Once our plants become operational, we anticipate that objectives will be based on the Company’s revenues, gross margin, profitability, and certain discretionary amounts that will be based on the overall performance of certain individuals.  Objectives may also be established for each fiscal quarter, together with an annual objective.  If quarterly objectives are established and met, bonuses may be paid for that quarter.  If quarterly objectives are established and not met, it is anticipated that no related bonuses will be paid.  However, due to the volatility of the underlying prices of the various commodities that are components in the ethanol business, including the prices of corn, natural gas, and ethanol, over which we have no control, such quarterly and annual bonuses may also be based on such things as overall plant performance and/or other forms of milestones met or individual performances. We do not anticipate that executives and/or other key employees will be allowed to make up a missed quarterly bonus based on subsequent performance.

Long-Term Incentive Compensation

Due to the intense competition that currently exists in the ethanol business, and which is anticipated to continue to exist in the foreseeable future, it is difficult to hire and maintain competent, experienced personnel. To help attract and retain qualified personnel, the Company anticipates using the Plan to grant restricted shares, and/or options to purchase, up to 1,000,000 shares of the Company’s common stock over a number of years.

The grant of shares and/or options to executives and certain key employees encourages equity ownership and closely aligns management’s interests with the interests of shareholders. Additionally, because shares and/or options will be subject to forfeiture in certain cases if the employee leaves the Company, such shares and/or options are anticipated to provide an incentive to remain with the Company long term.

At least annually, the Committee will review the advisability of granting shares and/or options to members of management having strategic impact on product, staffing, technology, pricing, and investment or policy matters. The aggregate number of shares and/or options granted to management will be based on the value of each individual’s actual and potential contributions to the Company as well as competitive norms.

Restricted shares and/or options to purchase shares are anticipated to be granted under the proposed Plan. The Committee, in consultation with the Chief Executive Officer and compensation consulting firm will determine the number of shares and/or options granted to each executive and key employee.  Factors affecting the number of shares/options granted to an executive include his or her position, individual performance, and contribution to the Company’s overall performance.

No options were granted to executive officers during fiscal 2006.

Based on assessments by the Board and the Committee, the Committee believes that the Company’s compensation program for our CEO, COO, CFO, Executive Vice Presidents, and other key employees will need to include the following characteristics to assist in aligning executive interests with long-term shareholder interests:

•

Emphasizes “at risk” pay such as bonuses, options and long-term incentives.

•

Emphasizes long-term compensation such as options and/or restricted stock.

•

Rewards financial results and promotion of Company objectives rather than individual performance against individual objectives.

Employment and Severance Agreements

The Company has not entered into Employment Agreements with any of its executives.  All officers of the Company are employed at will and can be terminated without cause. All employees of the Company have signed Confidentiality Agreements to keep certain information confidential.

The preceding Compensation Committee Report will be incorporated in the Company’s Fiscal Year 2006 Annual Report and incorporated thereafter by reference in the Company’s subsequent filings that may be made pursuant to the U.S. Securities laws.

Respectfully submitted by the Members of the Committee,

David Hart

R. Stephen Nicholson

Hersch Patton

Changes in Control

Management is not aware of any arrangement the operation of which may at a subsequent date result in a change in control of Green Plains.

Item 13. Certain Relationships and Related Transactions

Fagen, Inc.

Ron Fagen of Fagen, Inc. purchased 100,000 shares in our public offering through Hawkeye Companies, LLC. We entered into a Lump-Sum Design Build Contract with Fagen, Inc. The Construction Agreement is dated January 13, 2006, but it was not executed by the parties until January 22, 2006. Under the Construction Agreement, Fagen, Inc. will provide all work and services in connection with the engineering, design, procurement, construction startup, performances tests, and training for the operation and maintenance of the Plant and provide all material, equipment, tools and labor necessary to complete the Plant in accordance with the terms of the Construction Agreement. As consideration for the services to be performed, Fagen, Inc. will be paid $55,881,454, subject to adjustments contained in the Construction Agreement.

Agra Industries, Inc.

Agra Industries, Inc. purchased 33,334 shares in our second public offering. In August 2006, our wholly owned subsidiary, Superior Ethanol, LLC entered into a construction agreement with Agra Industries, Inc. under which Agra Industries, Inc. will provide all work and services in connection with the engineering, design, procurement, construction startup, performances tests, training for the operation and maintenance of its Plant and provide all material, equipment, tools and labor necessary to complete the Superior Plant in Superior, Iowa. As consideration for the services to be performed, Agra Industries, Inc. will be paid $75,953,276, subject to adjustments

Superior Ethanol, LLC

On February 22, 2006, we acquired all of the outstanding ownership interest in Superior Ethanol, LLC. Superior has options to acquire approximately 135 acres of property in Dickinson County, Iowa, has completed a feasibility study relating to the construction of an ethanol plant on this site, the site is zoned as “heavy industrial,” the site has been awarded a property tax abatement from Dickinson County, Iowa, and Superior had $210,291 in cash at closing. In consideration for the acquisition of Superior as a wholly owned subsidiary of the Company, we issued 100,000 shares of our restricted common stock to Brian Peterson, a director of the Company. Prior to the acquisition, substantially all of Superior was owned by Mr. Peterson.

On May 5th, 2006, we acquired approximately 68 acres in Dickinson County Iowa from Brian Peterson, a director.  Mr. Peterson purchased this land (held by option by Superior Ethanol, LLC) for the benefit of Superior Ethanol, LLC and then transferred the land to Green Plains Renewable Energy, Inc. for stock.  We issued 10,900 shares at the current market value based on the market price of $43.90 for a total consideration of $478,510.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended November 30, 2006 and 2005 were $43,000 and $10,500, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended November 30, 2006 and 2005 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended November 30, 2006 and 2005 were $2,000 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended November 30, 2006 and 2005 were $0 and $2,950, respectively.

Audit Committee

Our audit committee is comprised of three independent directors.  It is the Company’s policy that the Audit Committee pre-approves all audit, tax and related services.  All of the services described above in this Item 14 were approved in advance by our Audit Committee. No items were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

[Remainder of Page Intentionally Left Blank]

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)                                  Financial Statements – Reference is made to the “Index to Financial Statements” located at page F-1 of this report for a list of the financial statements and schedules for the fiscal years ended November 30, 2006, 2005 and 2004 included herein.

(2)                                 Financial Statement Schedules – All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

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

Date: February 13, 2007	GREEN PLAINS RENEWABLE ENERGY, INC. (Registrant) By /s/ Barry A. Ellsworth Barry A. Ellsworth President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Barry A. Ellsworth Barry A. Ellsworth	President and CEO (acts as Principal Executive Officer)	February 13, 2007

/s/ Brian L. Larson Brian L. Larson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2007

/s/ Dan E. Christensen Dan E. Christensen	VP, Treasurer, Secretary, and Director	February 13, 2007

/s/ Brian D. Peterson Brian D. Peterson	Executive Vice President and Director	February 13, 2007

/s/ David A. Hart David A. Hart	Director	February 13, 2007

/s/ R. Stephen Nicholson R. Stephen Nicholson	Director	February 13, 2007

/s/ Robert D. Vavra Robert D. Vavra	Chairman of Board of Directors	February 13, 2007

/s/ Herschel C. Patton Herschel C. Patton	Director	February 13, 2007

/s/ Wayne B. Hoovestol Wayne Hoovestol	Chief Operating Officer and Director	February 13, 2007

/s/ Michael A. Warren Michael A. Warren	Director	February 13, 2007

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3(i).1

Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(i).1 of the Company’s Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)

3(ii).1	Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)
10.1

Letter Agreement by and between the Company and U.S. Energy, Inc., dated October 5, 2004 (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)

10.2

Letter of Intent by and between the Company and the City of Shenandoah, dated December 16, 2004 (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A filed February 4, 2005, File No. 333-121321)

10.3

Master Loan Agreement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 6, 2006)

10.4

Construction and Term Loan Supplement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 6, 2006)

10.5

Construction and Revolving Term Loan Supplement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated February 6, 2006)

10.6

Security Agreement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated February 6, 2006)

10.7

Administrative Agency Agreement, dated January 30, 2006, by and between the Company, Farm Credit Services of America, FLCA and CoBank, ACB (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated February 6, 2006)

10.8

Real Estate Mortgage and Financing Statement, dated January 30, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, dated November 30, 2005)

10.9

Lump Sum Design Build Agreement, dated January 13, 2006, by and between the Company and Fagen, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K/A, dated November 30, 2005)

10.10

Allowance Contract, by and between the Company and BNSF Railway Company, dated January 26, 2006 (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, dated November 30, 2005)

10.11

Share Exchange Agreement, dated February 22, 2006, by and between the Company and the parties identified therein (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, dated November 30, 2005)

10.12

Design Build Agreement, dated August 1, 2006, by and between the Company and Agra Industries, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, dated August 31, 2006)

10.13

Employment Agreement, dated September 29, 2006, by and between the Company and Brian L. Larson (Incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q, dated August 31, 2006).

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
21.1	Schedule of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, dated November 30, 2005)
31.1	Certification by Barry A. Ellsworth under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brian L. Larson under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Barry A. Ellsworth pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brian L. Larson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

GREEN PLAINS RENEWABLE ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

 CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006

L.L. Bradford & Company, LLC

Certified Public Accountants & Consultants

GREEN PLAINS RENEWABLE ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

 CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE NO.

Report of Independent Registered Public Accountants

F-1

Independent Registered Public Accountants Report on Internal Controls

F-2

Financial statements

Balance sheets

F-3

Statements of operations

F-4

Statements of stockholders’ equity

F-5

Statements of cash flows

F-6

Notes to financial statements

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and

Stockholders of Green Plains Renewable Energy, Inc.

We have audited the accompanying balance sheets of Green Plains Renewable Energy, Inc. as of November 30, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 30, 2006 and for the period from June 29, 2004 (Inception) through November 30, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Plains Renewable Energy, Inc. as of November 30, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2006 and for the period from June 29, 2004 (Inception) through November 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Green Plains Renewable Energy, Inc.’s internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

Las Vegas, Nevada

February 12, 2007

To the Board of Directors and

Stockholders of Green Plains Renewable Energy, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Green Plains Renewable Energy, Inc. maintained effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Green Plains Renewable Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Green Plains Renewable Energy, Inc. maintained effective internal control over financial reporting as of November 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Green Plains Renewable Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of Green Plains Renewable Energy, Inc., and our report dated February 12, 2007 expressed an unqualified opinion.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

Las Vegas, Nevada

February 12, 2007

GREEN PLAINS RENEWABLE ENERGY, INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS

ASSETS	November 30,	November 30,
	2006	2005
Current Assets
Cash and cash equivalents	$ 43,088,464	$ 5,794,936
Securities	-	28,064,700
Interest receivable	183,611	-
Prepaid expenses and deposits	526,524	-
Derivative financial instruments	397,875	-
Total current assets	44,196,474	33,859,636

Property and equipment, net	47,081,787	786,846

Other assets	4,728,671	3,000

Total assets	$ 96,006,932	$ 34,649,482

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$ 9,720,752	$ 170,701
Current maturities of long term debt	60,000	-
Total current liabilities	9,780,752	170,701

Long-term debt less current maturities	330,000	-

Commitments and contingencies

Stockholders’ Equity
Common stock; $.001 par value, 25,000,000 shares authorized,
6,002,736 and 4,215,990 shares issued and outstanding respectively	6,003	4,216
Additional paid-in capital	85,419,806	34,922,314
Accumulated earnings (deficit)	470,371	(447,749)
Total stockholders' equity	85,896,180	34,478,781

Total liabilities and stockholders' equity	$ 96,006,932	$ 34,649,482

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended November 30,	For the Period From Inception on June 29, 2004 Through November 30,		For the Period From Inception on June 29, 2004 Through November 30,
	2006	2005	2004	2006

Revenues	$ -	$ -	$ -	$ -

Operating expenses	2,150,986	729,546	50,305	2,930,837

Loss from operations	(2,150,986)	(729,546)	(50,305)	(2,930,837)

Other income
Gain on derivative financial instruments	1,600,396	-	-	1,600,396
Interest income	1,791,989	331,792	310	2,124,091
Other income	2,721	-	-	2,721

Income (loss) before income taxes	1,244,120	(397,754)	(49,995)	(796,371)

Income tax expense (benefit)	326,000	-	-	326,000

Net income (loss)	$ 918,120	$ (397,754)	$ (49,995)	$ 470,371

Earnings (loss) per common share:
Basic	$ 0.19	$ (0.42)	$ (0.08)
Diluted	$ 0.19	$ (0.42)	$ (0.08)

Weighted average common shares outstanding -
Basic	4,877,938	945,517	622,535
Diluted	4,904,545	945,517	622,535

See accompanying notes to consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JUNE 29, 2004 (INCEPTION) THROUGH NOVEMBER 30, 2006

	Common Stock		Additional Paid-in	Accumulated Earnings/	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance at June 29, 2004 (Inception)	-	$ -	$ -	$ -	$ -
Issuance of common stock to the founders
of the Company for cash at $0.25 per share	400,000	400	99,600	-	100,000
Issuance of common stock for services at
$0.25 per share	150,000	150	37,350	-	37,500
Issuance of common stock to directors of the
Company for cash at $2.50 per share	73,000	73	182,427	-	182,500
Issuance of common stock for cash at $2.50
per share, net of offering costs of $1,712	142,000	142	353,146	-	353,288
Net loss for the fiscal year ended
November 30, 2004	-	-	-	(49,995)	(49,995)
Balance at November 30, 2004	765,000	$ 765	$ 672,523	$ (49,995)	$ 623,293
Issuance of common stock for services at
$10.00 per share	5,000	5	49,995	-	50,000
Issuance of common stock for cash at $10.00
per share, net of offering costs of $256,658	3,445,990	3,446	34,199,796	-	34,203,242
Net loss for the fiscal year ended
November 30, 2005	-	-	-	(397,754)	(397,754)
Balance at November 30, 2005	4,215,990	$ 4,216	$ 34,922,314	$ (447,749)	$ 34,478,781
Issuance of common stock for services at
$10.00 per share	5,000	$ 5	$ 49,995	$ -	$ 50,000
Issuance of common stock for acquisition at
$10.00 per share	100,000	100	999,900	-	1,000,000
Issuance of common stock for land at $43.90
per share	10,900	11	478,499	-	478,510
Issuance of common stock for services at
$37.30 per share	2,500	3	93,247	-	93,250
Issuance of common stock for exercise of
warrants for cash at $30 per share,
plus fees of $810	68,277	68	2,049,052	-	2,049,120
Issuance of common stock for cash at
$30.00 per share , net of offering
costs of $1,173,671	1,600,069	1,600	46,826,799	-	46,828,399
Net income for the fiscal year ended
November 30,2006	-	-	-	918,120	918,120
Balance at November 30, 2006	6,002,736	$ 6,003	$ 85,419,806	$ 470,371	$ 85,896,180

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Fiscal Years Ended November 30,		For the Period From Inception on June 29, 2004 Through November 30,	For the Period From Inception on June 29, 2004 Through November 30,
	2006	2005	2004	2006
Cash flows from operating activities:
Net income (loss)	$ 918,120	$ (397,754)	$ (49,995)	$ 470,371
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Stock based compensation	143,250	50,000	37,500	230,70
Depreciation	13,201	1,693	-	14,84
Unrealized gains on derivative financial instruments	(32,375)	-	-	(32,375)
Deferred income taxes	(38,800)	-		(38,800)
Changes in operating assets and liabilities:
Interest receivable	(183,610)	-	-	(183,610)
Prepaid expenses and deposits	(526,522)	-	-	(526,522)
Derivative financial instruments	(365,500)	-	-	(365,500)
Accounts payable and accrued expenses	630,677	100,151	5,800	736,628
Net cash provided (used) by operating activities	558,441	(245,910)	(6,695)	305,836

Cash flows from investing activities:
Purchase of property and equipment	(36,583,670)	(723,789)	-	(37,307,459)
Purchase of securities	-	(28,064,700)	-	(28,064,700)
Purchase of land options	(23,500)	-	(3,000)	(26,500)
Payment for recoverable rail line costs	(3,500,000)		-	(3,500,000)
Cash acquired in acquisition of subsidiary	210,291	-	-	210,291
Sale of securities	28,064,700	-	-	28,064,700
Net cash used by investing activities	(11,832,179)	(28,788,489)	(3,000)	(40,623,668)

Cash flows from financing activities:
Proceeds from issuance of common stock	48,877,519	34,203,242	635,788	83,716,549
Proceeds from the issuance of long-term debt	400,000	-	-	400,000
Payment of principal on long-term debt	(10,000)	-	-	(10,000)
Payment of loan fees and equity in lenders	(700,253)	-	-	(700,253)
Net cash provided by financing activities	48,567,266	34,203,242	635,788	83,406,296

Net change in cash and equivalents	37,293,528	(5,168,843)	626,093	43,088,464
Cash and equivalents at beginning of period	5,794,936	626,093	-	-
Cash and equivalents at end of period	$ 43,088,464	$5,794,936	$ 626,093	$ 43,088,464

Continued on following page

Continued from the previous page

Supplemental disclosures of cash flow:
Cash paid for income taxes	$ -	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -	$ -

Non-Cash investing and financing Activities:
Common stock issued for acquisition of subsidiary:
Cash	$ 210,291	$ -	$ -	$ 210,291
Land options	11,100	-	-	11,100
Site development costs	778,609	-	-	778,609
Total common stock issued for acquisition of subsidiary	$ 1,000,000	$ -	$ -	$ 1,000,000

Land for Superior Ethanol Plant:
Common stock issued for purchase of land	$ 478,510	$ -	$ -	$ 478,510
Purchase accounting costs allocated to site development costs above allocated to land purchase	332,990	-	-	332,990
Purchase accounting cost allocated to purchase of land options above allocated to purchase of land	10,000	-	-	10,000
Total land for Superior Ethanol Plant	$ 821,500	$ -	$ -	$ 821,500

Accrued land improvements and construction-in-progress:
Land improvements-accruals	$ 36,854	$ -	$ -	$ 36,854
Land improvements-retainage	123,809	-	-	123,809
Construction-in-progress-accruals	5,302,522	64,750	-	5,302,522
Construction-in-progress-retainage	3,504,537	-	-	3,504,537
Total accrued land improvements and construction-in-progress	$ 8,967,722	$ 64,750	$ -	$ 8,967,722

See accompanying notes to the consolidated financial statements.

1.

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business – Green Plains Renewable Energy, Inc. (hereinafter referred to as the “Company”) is a Company in the later stages of development that was incorporated on June 29, 2004 under the laws of the state of Iowa.  Green Plains Renewable Energy, Inc. was organized to construct and operate a 50 million gallon, dry mill, fuel grade ethanol plant (“Plant”).  Construction began in April, 2006.  In August 2006, construction began on a second Plant, similar to the Shenandoah facility, in Superior, Iowa.

Both of the ethanol production facilities we are building are name-plate 50 million gallon per year plants. Name-plate means the plants are guaranteed by the Design Builders and the process technology providers to produce at least 50 million gallons of ethanol per year once the Plants become operational. The Shenandoah Plant is being built by Fagen, Inc. (“Fagen”). ICM is the process technology provider for this Plant. Agra Industries is building the Superior, Iowa Plant and we are using Delta T as the technology provider for this Plant. We plan to build the Plants such that they will each have an annual capacity to process approximately 18 million bushels of corn into approximately 50 million gallons of ethanol and will produce approximately 160,000 tons annually of animal feed known as Distillers Dried Grains with Solubles (“DDGS”) on a dry matter basis. Distillers’ grains are the principal by-products of the ethanol production process. The Plants will also produce approximately 148 tons of CO². However, because the Iowa market is saturated with CO² due to the number of ethanol plants in Iowa, we intend to scrub the CO² produced at the Plants and vent it off.

Definition of fiscal year – The Company’s fiscal year end is November 30.

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

The Company uses a days approach (estimated billing dollars divided by the number of day), unless other information is available, to estimate the liability for construction work from the billing cut-off to the end of the accounting period.  These amounts can represent material estimates by the company.

Cash and cash equivalents – For the purposes of reporting cash and cash flows, we consider short-term investments with original maturities of three months or less at acquisition to be cash equivalents.  Cash and cash equivalents as of November 30, 2006 and 2005 included amounts in short term government funds which are not federally insured and balances in operating accounts in excess of federally insured limits. The Company has not experienced any losses in such accounts.

Securities – For the purposes of reporting cash and cash flows, we consider short-term investments with original maturities of three months or greater at acquisition to be securities.  The Company’s marketable securities are classified as held to maturity and reported at amortized cost. The Company’s securities are primarily investments in short term interest bearing financial instruments.

Fair value measurement of financial instruments - The Company accounts for estimating the fair value of financial instruments according to SFAS No. 157, “Fair Value Measurements.” SFAS No. 157.  The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Level 1- Market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs):

Cash and cash equivalents - The carrying value of cash and cash equivalents was their fair values due to the relatively short maturity of these instruments. These funds are invested in low risk interest bearing government instruments and the carrying value is determined by the financial institution where the funds are held.

Securities – The carrying value of securities was their fair value due to the relatively short maturity of these instruments. These funds are invested in low risk interest bearing government instruments and the carrying value is determined by the financial institution where the funds are held.

Derivative financial instruments - These instruments are valued at fair market value based upon information supplied by the broker at which these instruments are held.  The fair value is determined by the broker based on closing quotes supplied by the Chicago Board of Trade. The Chicago Board of Trade is an exchange with published pricing.  See the “Derivative Financial Instrument” policy below for additional information.

Level 2 – The reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):

 Long-term debt - The carrying value of the non-transferable, zero interest note was $290,000, including the $60,000 recorded as current portion of long-term debt at November 30, 2006. It is not practicable to estimate the fair value of non-transferable zero interest fixed rate long-term debt at November 30, 2006 since this agreements contain unique terms, conditions and restrictions, and there is no readily determinable similar instrument on which to base an estimate of fair value.  In addition, long-term debt includes a $100,000 grant and based on certain covenants, when reached; we intend to record this grant as income.

All financial instruments discussed are separate line items in the Consolidated Balance Sheets.

Derivative financial instruments - Derivatives such as exchange-traded futures are currently recognized on the balance sheet at fair value.  At the present time and until operations commence and the Company is generating a revenue stream from the production of ethanol, any and all fair value adjustments for derivative financial instruments will be recorded in the statement of operations as gains/(losses) in Other Income.  Upon the commencement of operations for the production of ethanol, derivative financial instruments found to be highly effective hedges with their underlying commodity will be designated as cash flow hedges and recorded in “Other Comprehensive Income” net of tax.

At November 30, 2006, the derivative financial instruments were margin requirements of $365,500 in broker accounts and $32,375 of unrealized gains on futures positions held by the Company.  During fiscal year ended November 30, 2006, the Company had realized gains, net of commissions, on derivative financial instruments of $1,568,021. The realized and unrealized gains totaling $1,600,396 on derivative financial instruments have been recorded in Other Income in the Consolidated Statement of Operations.  In addition, the Company considered the actual futures position as an operating activity to secure future corn inventory for production, therefore the unrealized gain of $32,375 is an adjustment to operating income and the realized gains of $1,568,021 were considered operating gains in the Statement of Cash Flows.  The margin requirement was considered a deposit on futures and a change in operating assets in the Statement of Cash Flows

Property and equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets which are currently 3-7 years.

Land and permanent land improvements are capitalized at cost.  Non-permanent land improvements, construction in progress and capitalized interest are capitalized and depreciated upon the commencement of operations of the property.  The money withheld on work performed for land improvements and construction in progress are included in these accounts and offset by a current liability for accrued retainage.

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

Site development costs – Site development costs are business development expenditures incurred for professional fees for planning, zoning, permits, designs and other services and are expensed prior to the construction project reaching economic feasibility consistent with past practice.  Economic feasibility is determined by the progress of funding the project.  When the project is funded, these costs going forward are capitalized as the cost of the project. The Company incurred site development costs of $458,543, $155,558 and $5,800 for fiscal years ending November 30, 2006, 2005 and 2004, respectively.

Research and development costs - The Company will follow the policy of expensing any research and development costs in the period in which they are incurred.

Debt issuance costs – Fees and costs related to securing debt financing are recorded as debt issuance costs. Debt issuance costs are stated at cost.  Debt issuance costs will be amortized as interest expense over the life of the loans.

Deferred offering costs – Costs incurred to raise equity financing are deferred until that financing occurs. At the time that the issuance of new equity occurs, these costs are netted against the proceeds received. These costs are expensed if the offering does not occur.

Grants – These funds will be recognized as grant income as other income for expenses incurred or expenses paid on behalf of the Company upon complying with the conditions of the grant. For reimbursement of capital expenditures, the grants will be recognized as a reduction in the basis of the asset upon complying with the conditions of the grant. Prior to complying with the conditions of the grant, the Company will record the grant as a liability.

Impairment of long-lived assets – Our long-lived assets consisted of property and equipment and acquired intangible assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds it estimated future cash flows, impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

Revenue Recognition - The Company currently has no source of revenues.  Revenue recognition policies will be determined when principal operations begin.

Stock based compensation - The Company applies SFAS No. 123 (R) “Accounting for Stock-Based Compensation” for all compensation related to stock, options or warrants. SFAS 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

The Company has granted no stock options or warrants for compensation from inception on June 29, 2004 through the period ended November 30, 2006. The Company granted the president 150,000 shares valued at the original issuance price of $.25 per share for a total of $37,500 for services and this issuance is recorded in fiscal year ending November 30, 2004.  The Company issued 5,000 shares in November, 2005 valued at the IPO price of $10.00 per share to a director for services and this issuance is recorded in fiscal year ending November 2005.  The Company issued 5,000 shares in January, 2006 valued at the IPO price of $10.00 per share to an engineering firm for services and issued 2,500 shares valued at the fair market price of $37.30 to the Shenandoah Industry Commerce Association for services and theses issuances were recorded in fiscal year ending November 30, 2006.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards, SFAS No. 109.  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowances is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings per share (“EPS”)  – The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic earnings per share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted earnings per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.  There were no shares excluded for the fiscal years presented.

The following table sets forth the computation of earnings per share for the years ended November 30:

	2006	2005	2004
Numerator:
Net income (loss)	$ 918,120	$ (397,754)	$ (49,995)

Denominator:
Denominator for basic earnings per share- weighted-average shares outstanding	4,877,938	945,517	622,535
Effect of dilutive securities:
Warrants from IPO	26,607	-	-
Warrants from second public offering	-	-	-

Denominator for diluted earnings per share – weighted-average share outstanding and assumed conversions	4,904,545	945,517	622,535

Earnings (loss) per common share:
Basic	$ 0.19	$ (0.42)	$ (0.08)
Diluted	$ 0.19	$ (0.42)	$ (0.08)

Reclassifications – Certain fiscal 2005 amounts in the consolidated financial statements have been reclassified to conform to the 2006 presentation.  These adjustments had no impact on the loss for 2005.

Accounting Pronouncements -

During the year ended November 30, 2006, the Company adopted the following accounting pronouncements:

SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after June 15, 2005.

The Company has granted no stock options or warrants for compensation from inception on June 29, 2004 through the period ended November 30, 2006. The Company granted the president 150,000 shares valued at the original issuance price of $.25 per share for a total of $37,500 for services and this issuance is recorded in fiscal year ending November 30, 2004.  The Company issued 5,000 shares in November, 2005 valued at the IPO price of $10.00 per share to a director for services and this is issuance is recorded in fiscal year ending November 2005.  The Company issued 5,000 shares in January, 2006 valued at the IPO price of $10.00 per share to an engineering firm for services and issued 2,500 shares valued at the fair market price of $37.30 to an organization for services and theses issuances were recorded in fiscal year ending November 30, 2006.

In February 2006, the Financial Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 has not had a material impact on our consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 has not had a material impact on our consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

New Accounting Pronouncements:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact, if any, FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. SFAS No. 158 is effective for our year ending December 31, 2006. The Company does not believe the adoption of SFAS 158 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on the Company’s consolidated financial statements.

2.

 PROPERTY AND EQUIPMENT

The components of property and equipment as of November 30, 2006 and 2005 are as follows:

	2006	2005
Land and improvements	$ 3,521,013	$ 684,461
Construction-in-progress	43,480,379	92,500
Computer equipment and software	33,454	8,276
Office furniture and equipment	30,251	3,302
Leasehold improvements	1,310	-
Vehicles	30,274	-
	47,096,681	788,539
Less: accumulated depreciation and amortization	(14,894)	(1,693)
	$ 47,081,787	$ 786,846

Accruals and retainage for land improvements and construction-in-progress are considered non-cash investing activities, therefore they are not included as purchases of property and equipment in the Statements of Cash Flows.  These accruals and retainage were $8,967,722 and $64,750 for the fiscal years ended November 30, 2006 and 2005, respectively, as detailed in the Statements of Cash Flows and Footnote 4 – Accounts Payable and Accrued Expenses.

3.

OTHER ASSETS

The components of other assets as of November 30, 2006 and 2005 are as follows:

	2006	2005
Recoverable rail line costs	$ 3,500,000	$ -
Site development costs from acquisition	445,619	-
Debt issuance costs	698,252	-
Land option agreements	27,600	3,000
Equity in lenders related to debt issuance	2,000	-
Deferred income taxes	55,200	-
	$ 4,728,671	$ 3,000

4.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of the Company’s accounts payable and accrued expenses as of November 30, 2006 and 2005 are as follows:

	2006	2005
Accrued land improvements	$ 36,854	$ 0
Accrued land improvements retainage	123,809	0
Accrued construction-in-progress	5,302,522	64,750
Accrued construction- in-progress retainage	3,504,537	-
Accrued income taxes	364,800	-
Accrued operating costs	371,830	105,951
Deferred income tax	16,400	-
	$ 9,720,752	$ 170,701

Accrued construction-in-progress and retainage includes $672,813 of accruals for the period of invoicing cut-off from November 26 to November 30, 2006.  The accruals above for land improvements, land improvements retainage, construction-in- progress and construction-in-progress retainage are considered non-cash investing activities, therefore they are not included as purchases of property and equipment in the Statements of Cash Flows.

5.

LONG-TERM DEBT AND LINES OF CREDIT

At November 30, 2006, the Company classified $330,000 as long-term debt and $60,000 as current portion of long-term debt based on a $290,000 note and $100,000 grant with the Iowa Department of Economic Development (IDED).

In April 2005, the IDED awarded the Company a High-Quality Job Creation (HQJC) financing incentive comprised of a $300,000 zero interest loan and a $100,000 forgivable loan (grant) for the Shenandoah project.  The IDED funds became available for use by the Company in March, 2006 - upon closing of the senior debt financing commitment.  Associated with this award are job creation covenants.  The Company believes those covenants will be fulfilled.  The Shenandoah project has been awarded a tax incentive package from the Iowa Department of Economic Development under their High Quality Job Creation (HQJC) program with, according to the IDED, an estimated value of approximately $3.5 million.

The $300,000 zero loan interest loan terms are $5,000 per month for sixty months beginning October 1, 2006.

The $100,000 grant was recorded as long-term debt as the covenants related to jobs creation have not been fulfilled.  The intention is that when the initial requirements have been fulfilled, the creation of the 33 full time jobs with 21 qualifying as High Quality Jobs, the Company will record the $100,000 grant as other income.

On February 6, 2006, the Company entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA (individually and collectively, the “Loan Agreements”). A participating interest under the Loan Documents was transferred to CoBank, ACB. This agreement required a $1,000 equity investment in both Farm Credit Services of America and CoBank. Under the Loan Agreements, the lenders will lend up to $47,000,000. The loan proceeds are to partially finance construction of the Shenandoah Plant and to provide funding for working capital purposes. This credit line is available after the required equity has been used for the construction of the Shenandoah Plant.  The loan is comprised of a $30,000,000 amortizing term loan and a $17,000,000 revolving term facility.

Loan Commitments and Repayment Terms –

•

Term Loan – This loan is available for advances until July 1, 2007. Principal payments are to commence with $1,200,000 due November 20, 2007, and each quarter thereafter with a final maturity on November 20, 2013 at the latest. In addition, for fiscal years ending in 2007 and thereafter, we are also required to make a special payment equal to 65% of the available (if any) free cash flow from operations, not to exceed $2,000,000 per year, and provided, however, that if such payments would result in a covenant default under the Loan Agreements, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $8,000,000.

•

Revolving Term – This loan is available for advances throughout the life of the commitment. This loan requires semi-annual $2,400,000 payments on/step-downs of the commitment to commence on the first day of the month beginning approximately six months after repayment of the term loan, by May 1, 2014 at the latest with a final maturity no later than November 1, 2017.

Pricing and fees –

•

The loans will bear interest at either Agent Base Rate (prime) plus 0%-1/2% (based on a ratio of total equity to total assets)  or short-term fixed rates at LIBOR (1, 3 or 6 month) +285 to 335 basis points (based on a ratio of total equity to total assets).

•

The Lenders may, however, allow the Company to elect to pay interest at a fixed interest rate to be determined.

•

Origination fees of $352,500, $2,000 for equity in lenders and other fees in the amount of $90,843 have been incurred by the company through November 30, 2006.  Appraisal, inspecting engineer, and title Company insurance and disbursing fees are at the Company’s expense.

•

Annual administrative fees of $25,000 beginning November 20, 2006.

•

An unused commitment fee of ½% on the $17,000,000 Revolving Term Loan beginning upon the first draw of funds.

Availability of Advances, Interest Rates and Fees –

Advances are subject to satisfaction of specified lending conditions. Advances correlate to budget and construction timeline projections, with verification of progress by a third-party engineer.

Security –

 As security for the loans, the lenders received a first-position lien on all personal property and real estate owned by us, including an assignment of all contracts and rights pertinent to construction and on-going operations of the Plants.  The Company will be required to maintain certain financial and non-financial covenants during the term of the loans.

Representations, Warranties and Covenants –

 The Loan Agreements contain representations, warranties, conditions precedent, affirmative covenants (including financial covenants) and negative covenants.

•

The Shenandoah facility requires working capital (current assets over current liabilities in accordance with GAAP consistently applied) of not less than $5,000,000 at the earlier of commencement of operations or by May 31, 2007 and increasing to $6,000,000 at fiscal year ending 2007, and there after, except that in determining current assets, any amounts available (less the amount that would be considered a current liability under GAAP if fully advanced) may be included.

•

The credit facility requires net worth (total assets over total liabilities in accordance with GAAP consistently applied) of $31,000,000 million, increasing to $32,000,000 at fiscal year ending 2007, and increasing to $34,000,000 at fiscal year ending 2008 and thereafter.

•

The credit facility also requires Debt Service Coverage Ratio of 1.5 to 1.0 for fiscal year end 2007 and thereafter.  Debt Service Coverage Ratio is defined as (all as calculated for the most current year-end in accordance with GAAP consistently applied): 1) net income (after taxes), plus depreciation and amortization,; divided by 2) all current portion of regularly scheduled long term debt for the prior period (previous year end).

•

In addition, dividends or other distributions to stockholders will be limited to 40% of the profit net of income taxes for each fiscal year and may be paid only where we are expected to remain in compliance with all loan covenants, terms and conditions. Furthermore, with respect to the fiscal years ending in 2008 and thereafter, an additional distribution may be made to stockholders in excess of the 40% limit for such fiscal year if we have made the required free cash flow payment for/based on such fiscal year, and will thereafter remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said potential additional payment. There can be no assurance that we can remain in compliance with all loan covenants.

At November 30, 2006 the Company had not drawn on the credit line with Farm Credit Services and CoBank.  In December 2006 and January 2007, the Company began drawing on the credit line for the construction of the Pant in Shenandoah after fulfilling the equity requirement as well as all necessary conditions precedent to funding.  The Company currently has drawn a total of $10,462,197 and accrued interest of $59,358 through February 9, 2007.

On October 16, 2006 the Company entered into a Commitment Letter for $51,600,000 with Farm Credit Services, FLCA.  This agreement is with Superior Ethanol, LLC, a wholly owned subsidiary of Green Plains Renewable Energy, Inc. to provide partial funding for the construction of the Superior Plant and is expected to be finalized in early fiscal 2007. The Company has incurred debt issuance costs of $254,910 as of November 30, 2006 related to securing this credit line.

6.

INCOME TAXES

The pre- tax income (loss) for the years ended November 30, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Income (loss) before income taxes	$ 1,244,120	$ (397,754)	$ (49,995)

The current and deferred components of income tax expense (benefit) for the years ended November 30, 2006, 2005 and 2004 are as follow:

	2006	2005	2004
Current:
Federal	$ 426,300	$ (133,300)	$ (17,000)
State	77,200	(24,100)	(3,100)
Total current	503,500	(157,400)	(20,100)

Deferred:
Federal	(150,300)	133,300	17,000
State	(27,200)	24,100	3,100
Total deferred	(177,500)	157,400	20,100

Income tax expense (benefit)	$ 326,000	$ -	$ -

Total income tax expense (benefit) differed from the amount computed by applying the U.S. Federal statutory rates of 34% for the years ended November 30, 2006, 2005 and 2004.

	2006	2005	2004
Tax expense (benefit) at U.S. Federal statutory rate	$ 423,000	$ (135,200)	$ (17,000)
State tax expense (benefit), net of Federal tax effect	76,600	(24,500)	(3,100)
Impact of permanent items	3,900	2,300	-
Valuation adjustment	(177,500)	157,400	20,100
Income tax expense (benefit)	$ 326,000	$ -	$ -

Deferred tax assets and liabilities as of November 30, 2006, 2005 and 2004 are summarized as follows:

	2006	2005	2004
Deferred tax assets:
Non-Current:
Equity for services	$ 55,200	$ 35,200	$ 15,100
Net operating loss carry-forwards	-	142,600	5,000
Total non-current deferred tax assets	55,200	177,800	20,100
Less: valuation allowance	-	(177,800)	(20,100)
Net deferred tax assets	55,200	-	-

Deferred tax liabilities:
Current:
Unrealized gain on derivative financial instruments	13,000	-	-
Other temporary differences	3,400	300	-
Total current deferred tax liabilities	16,400	300	-
Less: valuation allowance	-	(300)	-
Net deferred tax liabilities	16,400	-	-
Deferred income taxes	$ 38,800	$ -	$ -

During 2006, the deferred tax asset and liability valuation allowances were reversed to offset taxable income.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

During 2005 and 2004, the Company established a valuation allowance for all deferred tax assets and tax liabilities as the Company was in the early start-up phase and any future income or tax benefits was uncertain. The Company has not provided for valuation allowances for 2006 due to the determination based on industry trends that it is more likely than not that the benefit of the deferred taxable assets will be realized.

7.

STOCKHOLDER’ EQUITY

In July 2004, the Company issued 400,000 and 150,000 shares of common stock to the founders of the Company for cash and services, respectively.  The shares were issued in consideration of cash and services totaling $100,000 and $37,500, respectively.  The shares for services were issued at $.25 per share based upon the issuance of the stock to the founders.

In August, October and November 2004, the Company issued 73,000 shares of common stock to directors for cash totaling $182,500.

In August, September, October and November 2004, the Company issued 142,000 shares of common stock to various non-related individuals and entities for cash totaling $355,000 less $1,712 of offering costs.

In November 2005, the Company issued 3,445,990 shares of common stock to various non-related individuals and entities for cash totaling $34,459,900.  The Company incurred $256,658 of costs related to this offering.

In November 2005, the Company issued 5,000 shares of common stock to a director for services valued at $50,000 or $10 per share. The value assigned was at the recent IPO issuance price of $10 per share.

In January 2006, the Company issued 5,000 shares of common stock to an engineering firm for services valued at $50,000 or $10 per share.  The value assigned was at the recent IPO issuance price of $10 per share.

In February 2006, the Company issued 100,000 shares to a director in exchange for 100% ownership in Superior Ethanol, LLC. Superior Ethanol, LLC had cash of $210,291 in its accounts, holds options on real estate, property tax abatements and other assets in an area where the Company intends to build an additional ethanol Plant in Iowa. The value assigned was at the recent IPO issuance price of $10 per share.

In May 2006, the Company issued 10,900 shares to a director in exchange for land.  The shares were valued at fair market value at the current market price of $43.90 per share.  The land purchase was approximately 68 acres of land near Superior Iowa in Dickinson County where the Company is building a 50 Million Gallon, Fuel Grade Ethanol Plant.

In May 2006, the Company issued 2,500 shares valued at $93,250 based upon fair market value at the current market price of $37.30 per share to the Shenandoah Chamber and Industry Association as a gift to enhance the Community of Shenandoah, Iowa.

On July 31, 2006, the Company closed on a second public offering and issued 1,600,069 shares of common stock to various non-related individuals and entities for cash totaling $48,002,069.  The Company incurred $1,173,671 of fees and costs related to this offering.

Purchasers of the Company’s IPO that closed in November of 2005 bought 3,445,990 shares of the Company’s common stock at $10 per share. Each share purchased in the offering was accompanied by a warrant. Four warrants are needed to purchase one share of common stock at $30 per share. Said warrants expire on December 31, 2007. The Company’s common stock was trading above the $30 strike price in the past. During these times, some of the Company’s shareholders exercised their warrants. As of August 31, 2006, shareholders had exercised 273,108 warrants for which 68,277 shares of the Company’s common shares were issued at $30 per share, plus transfer fees, for total proceeds of $2,049,120. As of August 31, 2006 there were 3,172,884 warrants outstanding that could be exercised for a total of 793,221 shares of common stock.  If all warrants still outstanding were to be exercised, the Company would realize an additional $23,796,630 of capital.

Purchasers of the Company’s second public offering, which closed on July 31, 2006, bought 1,600,069 shares of common stock at $30.00 per share.  Each share purchased in the offering was accompanied by a warrant.  Five warrants are needed to purchase one share of common stock at $60.00 per share.  The total warrants in the offering were 1,600,069 for equivalent shares of 320,014. The warrants have a call option that can be exercised on twenty days’ notice, subject to the price being above $72 for twenty consecutive trading days; otherwise the warrants can be exercised at any time through December 31, 2008.  To date, no warrants issued in the second public offering have been exercised.  As of the date hereof, all of the warrants issued in the IPO and second public offering are out of the money and there can be no assurance that any outstanding warrants will ever be exercised.

The Company has accumulated earnings of $470,371 since inception on June 29, 2004 through November 30, 2006.  The Company incurred net income (loss) of $918,120, $(397,754), and $(49,995) for the fiscal years ended November 30, 2006, 2005 and 2004, respectively.

The Company has not paid any dividends since inception. Dividends to shareholders are restricted by the Company’s credit line as discussed in Representations, Warranties and Covenants in Footnote 5 – Long-term Debt and Lines of Credit.

8.

COMMITMENTS AND CONTINGENCIES

Plant Construction

In October 2005, we entered into an agreement with Fagen Engineering for design services for the Phase I and II Pre Engineering work to be done at the Plant site by the Company, prior to turning the site over to Fagen, Inc. for the construction of the Plant itself. The Company agreed to pay Fagen Engineering a lump sum fee for said engineering. However, said amount is included as part of the total cost of the Plant itself, as outlined in the Design Build Contract we have entered into with Fagen, Inc. (“Fagen”), which is anticipated to be $55,881,454. Therefore, the cost of the pre-engineering will be deducted from the total cost of Plant once we pay for the pre-engineering work. All payments are due upon receipt, and the Company is to be billed as work is completed.  This contract was completed during the current quarter ending August 31, 2006.

On January 13, 2006, we entered into a construction agreement with Fagen Inc., under which Fagen, Inc. will provide all work and services in connection with the engineering, design, procurement, construction startup, performances tests, training for the operation and maintenance of its Plant and provide all material, equipment, tools and labor necessary to complete the Plant. As consideration for the services to be performed, Fagen, Inc. will be paid $55,881,454, subject to adjustments. The Company was required to pay an initial payment of $5,000,000, less retainage, at the time of the notice to proceed. The Company has made this payment and is required to make payments to Fagen, Inc. based upon monthly applications for payment.  The Company paid $23.7 million during the fiscal year ending November 30, 2006. At November 30, 2006, the Company owed Fagen $3,562,969 (net of retainage) for progress billings through November 25th, 2006 and used a days approach to accrue an additional $659,965 for the November 26 through November 30, 2006 stub period for services rendered for that period. At November 30, 2006, accrued retainage for Fagen, Inc. was $2,794,073.

If Fagen completes that Plant early, we will have to pay Fagen an early completion bonus. If this were to happen, we could expend any extra cash we may have on hand by paying the early completion bonus.

In February 2006, we entered into an agreement with Mathiowetz Construction to do the grading and dirt work at the site in Shenandoah, Iowa to prepare the site for Fagen so construction on the Plant could commence. The original contract was for approximately $1.75 million. There were a change orders for an additional sums of $317,073. We have been billed and paid $1,923,727 (net of retainage) through November 30, 2006.  At November 30, 2006, we had accrued $36,854 for completed work and recorded accrued retainage of $99,504.

In April 2006, we entered into an agreement with Peterson Contractors, Inc. to install the geopiers to support certain buildings to be constructed at the Plant. The contract was for $1,062,000 and as of November 30, 2006 the Company had paid $1,062,000 completing the contract.

In June 2006, we entered into an agreement with Kelly-Hill Company to rehabilitate a small portion of the existing rail spur running directly south of the Plant in Shenandoah that is deemed industrial track. We are currently leasing this track from BNSF, but will eventually purchase it from them for a nominal amount. As part of said agreement, Kelly-Hill will also construct additional track at the Plant in Shenandoah, Iowa.  The contract is for $341,549 and as of November 30, 2006 the Company had paid $15,487 and accrued retainage of $950.

In July 2006, we entered into an agreement with Sunderman, Inc. to build the administrative building to support our operations at the Plant.  The contract is for approximately $280,000.  At November 30, 2006 the Company has paid $73,850 for completed construction.

In July 2006, we entered into and agreement with McCormick Construction Company, Inc for auger cast pilings for the grain silo area at the site in Shenandoah, Iowa.  The original contract was for $337,100 and change orders for $149,000 have been added. At November 30, 2006 the Company has paid $461,795 for completed work and has recorded accrued retainage of $24,305.

In August 2006, our wholly owned subsidiary, Superior Ethanol, LLC entered into a construction agreement with Agra Industries, Inc. under which Agra Industries, Inc. will provide all work and services in connection with the engineering, design, procurement, construction startup, performances tests, training for the operation and maintenance of its Plant and provide all material, equipment, tools and labor necessary to complete the Superior Plant in Superior, Iowa. As consideration for the services to be performed, Agra Industries, Inc. will be paid $75,953,276, subject to adjustments. The Company was required to pay an initial payment of $7,595,328 and has paid $1,121,580 for completed work and has recorded accrued retainage of $708,614. At November 30, 2006, the Company owed Agra Industries, Inc. $697,749 (net of retainage) for progress billings through November 25th, 2006 and used an estimate from Agra to accrue an additional $12,848 for the November 26 through November 30, 2006 stub period for services rendered for that period.

The Agra Industries, Inc. contract includes an early completion bonus for $2,500 per day if substantial completion occurs in advance of the required substantial completion date of November 30, 2007, provided that the facility meets 100% of the performance guarantees within ninety days following the actual date of substantial completion.  Substantial completion is achieved when (i) the project has been constructed according to the proved plans and specifications therefore and so certified by Agra Industries, Inc. (ii) a certificate of occupancy has been issued for the project by the applicable governmental authority (if required) (iii) the punch list provided for in the agreement has been agreed by the Company and Agra Industries, Inc., and (iv)  each of the applicable performance guarantees achieve a ninety percent (90%) or better result.

In September 2006, our wholly owned subsidiary, entered into a construction management agreement with Engineering & Construction Services to manage the Superior Plant project. The agreement is for $10,000 per month plus a percentage of cost savings. To date, we have paid $30,000 and have accrued an additional $65,870 for monthly services and cost savings.

Credit Lines and Grants

Farm Credit Services of America (FLCA) -

On February 6, 2006, the Company entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA (individually and collectively, the “Loan Agreements”). A participating interest under the Loan Documents was transferred to CoBank, ACB. This agreement required a $1,000 equity investment in both Farm Credit Services of America and CoBank. Under the Loan Agreements, the lenders will lend up to $47,000,000. The loan proceeds are to partially finance construction of the Shenandoah Plant and to provide funding for working capital purposes. This credit line is available after the required equity has been used for the construction of the Shenandoah Plant.  The loan is comprised of a $30,000,000 amortizing term loan and a $17,000,000 revolving term facility.

Loan Commitments and Repayment Terms –

•

Term Loan – This loan is available for advances until July 1, 2007. Principal payments are to commence with $1,200,000 due November 20, 2007, and each quarter thereafter with a final maturity on November 20, 2013 at the latest. In addition, for fiscal years ending in 2007 and thereafter, we are also required to make a special payment equal to 65% of the available (if any) free cash flow from operations, not to exceed $2,000,000 per year, and provided, however, that if such payments would result in a covenant default under the Loan Agreements, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $8,000,000

•

Revolving Term – This loan is available for advances throughout the life of the commitment. This loan requires semi-annual $2,400,000 payments on/step-downs of the commitment to commence on the first day of the month beginning approximately six months after repayment of the term loan, by May 1, 2014 at the latest with a final maturity no later than November 1, 2017.

Pricing and fees –

•

The loans will bear interest at either Agent Base Rate (prime) plus 0%-1/2% (based on a ratio of total equity to total assets)  or short-term fixed rates at LIBOR (1, 3 or 6 month) +285 to 335 basis points (based on a ratio of total equity to total assets).

•

The Lenders may, however, allow the Company to elect to pay interest at a fixed interest rate to be determined.

•

Origination fees of $352,500, $2,000 for equity in lenders and other fees in the amount of $90,843 have been incurred by the company through November 30, 2006.  Appraisal, inspecting engineer, and title Company insurance and disbursing fees are at the Company’s expense.

•

Annual administrative fees of $25,000 beginning November 20, 2006.

•

An unused commitment fee of ½% on the $17,000,000 Revolving Term Loan beginning upon the first draw of funds.

Availability of Advances, Interest Rates and Fees –

Advances are subject to satisfaction of specified lending conditions. Advances correlate to budget and construction timeline projections, with verification of progress by a third-party engineer.

Security –

 As security for the loans, the lenders received a first-position lien on all personal property and real estate owned by us, including an assignment of all contracts and rights pertinent to construction and on-going operations of the Plants.  The Company will be required to maintain certain financial and non-financial covenants during the term of the loans.

Representations, Warranties and Covenants –

 The Loan Agreements contain representations, warranties, conditions precedent, affirmative covenants (including financial covenants) and negative covenants.

•

The Shenandoah facility requires working capital (current assets over current liabilities in accordance with GAAP consistently applied) of not less than $5,000,000 at the earlier of commencement of operations or by May 31, 2007 and increasing to $6,000,000 at fiscal year ending 2007, and there after, except that in determining current assets, any amounts available (less the amount that would be considered a current liability under GAAP if fully advanced) may be included.

•

The credit facility requires net worth (total assets over total liabilities in accordance with GAAP consistently applied) of $31,000,000 million, increasing to $32,000,000 at fiscal year ending 2007, and increasing to $34,000,000 at fiscal year ending 2008 and thereafter.

•

The credit facility also requires Debt Service Coverage Ratio of 1.5 to 1.0 for fiscal year end 2007 and thereafter.  Debt Service Coverage Ratio is defined as (all as calculated for the most current year-end in accordance with GAAP consistently applied): 1) net income (after taxes), plus depreciation and amortization,; divided by 2) all current portion of regularly scheduled long term debt for the prior period (previous year end).

•

In addition, dividends or other distributions to stockholders will be limited to 40% of the profit net of income taxes for each fiscal year and may be paid only where we are expected to remain in compliance with all loan covenants, terms and conditions. Furthermore, with respect to the fiscal years ending in 2008 and thereafter, an additional distribution may be made to stockholders in excess of the 40% limit for such fiscal year if we have made the required free cash flow payment for/based on such fiscal year, and will thereafter remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said potential additional payment. There can be no assurance that we can remain in compliance with all loan covenants.

At November 30, 2006 the Company had not drawn on the credit line with Farm Credit Services and CoBank.  In December 2006, the Company began drawing on the credit line for the construction of the Plant in Shenandoah after fulfilling the equity requirement as well as all necessary conditions precedent to funding.  The Company currently has drawn a total of $10,462,197 and accrued interest of $58,358 through February 9, 2007.

On October 16, 2006 the Company entered into a Commitment Letter for $51,600,000 with Farm Credit Services of America, FLCA.  This agreement is with Superior Ethanol, LLC, a wholly owned subsidiary of Green Plains Renewable Energy, Inc. to provide partial funding for the construction of the Superior Plant and is expected to be finalized in early fiscal 2007. The Company has incurred debt issuance costs of $254,910 as of November 30, 2006 related to securing this credit line.

Iowa Department of Economic Development -

In April 2005, we were awarded a $300,000 zero interest loan, and a $100,000 forgivable loan (grant) by the State of Iowa. We signed that agreement in August of 2005. However, we could not receive the funds until the other funding for the Plant had been secured (equity and debt financing). On March 8, 2006, the $400,000 was received into the accounts of the Company.  We have agreed to pay the $300,000 loan back in installments of $5,000 per month over a 60 month period commencing on October 1, 2006.

Utilities

On October 27, 2006, the Company entered into a capacity agreement with Kinder Morgan, Natural Gas Pipeline Company of America, to provide natural gas capacity on their pipeline to the Company.  The Company deposited $90,000 with Kinder Morgan for credit purposes and plans to replace this deposit with a Letter of Credit in the near future.

On October 27, 2006, the Company entered into an agreement with MidAmerican Energy to install a primary electric distribution system for the Shenandoah facility.  The Company will pay an “Excess Facilities” tariff of 1.75% of the installed cost on a monthly basis.  The cost is estimated to be approximately $500,000.  The Company may purchase this equipment from MidAmerican Energy in the future.

The Company’s wholly owned subsidiary, Superior Ethanol, LLC is currently working on a Service Extension Agreement with Iowa Lakes Electric Cooperative to supply electrical distribution facilities to the Superior Plant. Superior Ethanol, LLC deposited $350,000 with Iowa Lakes Electric Cooperative for purchase commitments related to the project.

Sales and Marketing

The Company and its wholly owned subsidiary, Superior Ethanol, LLC have entered into exclusive agreements with Renewable Products Marketing Group, LLC (RPMG) for the sale of the total ethanol produced at the Shenandoah and Superior Plants. The agreements are for one year commencing on the first day ethanol is shipped from the respective Plants.  After the one year contract commitment, if the agreements are not renewed, then the rail car leases entered into by RPMG will be assigned to the Company and Superior Ethanol, LLC.  The Company would assume the lease for 150 rail cars for approximately $650 per month for the remainder of an original seven year lease term. Superior Ethanol, LLC would assume the lease for 150 rail cars for approximately $700 per month for the remainder of an original ten year lease term.

The Company and its wholly owned subsidiary, Superior Ethanol, LLC have entered into exclusive agreements with Commodity Specialists Company (CSC) for the sale of the total Distillers Dried Grains with Solubles (DDGS), Wet Distillers Grains (WDG) and Solubles (Solubles) produced at the Shenandoah and Superior Plants. These agreements are for one year commencing on the first day of production at each of the Plants.

The Company is in the final stages of consummating a lease contract for 100 rail cars for a ten year period for approximately $637 per month for the Shenandoah facility. It is anticipated that the Company will negotiate a similar lease agreement for rail cars for the Superior plant at some time in the future.  These rail cars will be utilized by the Company to ship Distillers Grains to customers.

9.

EMPLOYEE BENEFIT PLANS

On October 1, 2006, the Company established a comprehensive Employee Benefits Plan that includes Health, Dental, Prescription Drugs, Flexible Spending Account, Vision, Life and Accidental Death, Short-term Disability and Long-term Disability.  Additionally, the Company offers a Simple IRA plan that enables eligible employees to save on a tax-deferred basis up to the limits allowable under the Internal Revenue Service Code and that requires the Company to offer matching contributions up to 3% of participating employee salaries for two calendar years of a five year period.  Employees with at least 31 days of service are eligible to participate in the Employee Benefits Plan.  The Company provided matching contributions up to 2% of participating employee salaries, totaling $2,108 for fiscal year ending November 30, 2006 and $0 for all other periods.

10.

LEASE OBLIGATIONS

The Company currently leases or is committed to paying operating leases extending to 2009 that have been executed by the Company or in the name of officers and directors. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $33,713, $9,062 and $0 for the fiscal years ending November 30, 2006, 2005, and 2004, respectively.

The Company aggregate future minimum lease obligations are $122,116 as of November 30, 2006 as follows.

Fiscal Year Ended November 30:	Amount
2007	$ 57,012
2008	55,212
2009	9,892
2010	-
2011	-
Thereafter	-

11.

BUSINESS COMBINATION

On February 22, 2006, the Company acquired 100% of the equity of Superior Ethanol, LLC (Superior) pursuant to a Share Exchange Agreement for the purpose of building the Superior plant and gain land options on other potential sites. The sole shareholder was Brian Peterson, a director of the Company. The Company issued 100,000 shares of common stock based on a per share price of $10.00 in exchange for the shares of Superior. This price per share of $10.00 was based on the recent IPO price of $10.00 per share. Superior had cash, options for over 159 acres of land in Dickinson County, Iowa and the management of Superior had spent considerable time and resources to acquire the options and develop the project of building an ethanol plant on the land held by the options as well as other properties.  Therefore, the following summary is the purchase price allocation of the Superior Ethanol, LLC exchange transaction.

Assets	Value
Cash	$ 210,291
Land Options	11,100
Site development costs	778,609
$ 1,000,000

The Company has allocated the site development cost to the land based on acres.  The Company exercised its option to purchase approximately 68 acres of land and allocated $332,990 of the site development costs to this land as a cost to acquire this property.  The remaining $445,619 is recorded as an Other Asset and the Company does not believe it is impaired at this time. In addition, the $10,000 of cost associated with the exercised land option was allocated to the cost of the land.

12.

SUBSEQUENT EVENTS

Credit Lines -

At November 30, 2006 the Company had not drawn on the credit line with Farm Credit Services and CoBank.  In December 2006, the Company began drawing on the credit line for the construction of the Plant in Shenandoah after fulfilling the equity requirement as well as all necessary conditions precedent to funding.  The Company currently has drawn a total of $10,462,197 and accrued interest of $58,358 through February 9, 2007.

Management –

Commencing January 19, 2007, Wayne Hoovestol was appointed COO of the Company. In this position, Mr. Hoovestol is overseeing the Company’s operations in Iowa. The Company has agreed to pay Mr. Hoovestol an annual salary of $125,000 per year for said services. Half of his salary will be paid in cash and half in stock.  However, no stock will be issued to Mr. Hoovestol for compensatory purposes unless and until the Company’s shareholders approve a stock plan providing for the payment of compensation to officers and directors in the form of Company securities. The Company has not entered into a written employment agreement with Mr. Hoovestol.

Commencing January 19, 2007, Dan Christensen resigned as COO of the Company and was appointed to the position of Executive Vice President in Charge of Construction. In this position, Mr. Christensen is overseeing the Company’s construction activities in Iowa. The Company has agreed to pay Mr. Christensen an annual salary of $125,000 per year for said services. Half of his salary will be paid in cash and half in stock.  However, no stock will be issued to Mr. Christensen for compensatory purposes unless and until the Company’s shareholders approve a stock plan providing for the payment of compensation to officers and directors in the form of Company securities. The Company has not entered into a written employment agreement with Mr. Christensen.

Other -

On December 14, 2006 the Iowa Department of Economic Development executed the High Quality Job Creation Program (HQJCP) with Superior Ethanol, the Company’s wholly owned subsidiary.  This program gives the company Investment Tax Credits for up to 6% of the project with a maximum of $4,359,000. This program also includes additional research activities credits, refund of sales, service and use tax paid to contractors and sub-contractors and property tax exemptions.  There were no loans or grants associated with this program.

On January 17, 2007 the Company’s wholly owned subsidiary, Superior Ethanol, LLC, exercised a land purchase option for approximately 74 acres in Dickinson, County, Iowa for a total cash consideration of $228,836.  This land will be used for the Superior Plant project.

On February 8, 2007 the Company’s wholly owned subsidiary, Superior Ethanol, LLC, exercised a land purchase option for approximately 148 acres in Dickinson, County, Iowa for a total cash consideration of $1,026,928.  This land will be used for the Superior Plant project.

Accounting Pronouncements –

In December 2006, FASB issued FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. The guidance in this FSP amends FASB Statement No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees , Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements. The Company does not believe the adoption of EITF 00-19-2 will have a material impact on the Company’s consolidated financial statements.

13.

QUARTERLY FINANCIAL DATA (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal years ended 2006 and 2005 are as follow:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
For the fiscal year ended 2006,
Revenue	$ -	$ -	$ -	$ -
Operating income (loss)	(123,811)	(455,089)	(598,622)	(973,464)
Other income	135,639	565,126	555,132	2,139,209
Income taxes	-	-	-	326,000
Net income (loss)	11,828	110,037	(43,490)	839,745
Basic earnings per share	0.00	0.03	(0.01)	0.14
Diluted earnings per share	0.00	0.02	(0.01)	0.14

For the fiscal year ended 2005,
Revenue	$ -	$ -	$ -	$ -
Operating income (loss)	(110,714)	(231,766)	(222,433)	(164,633)
Other income	1,223	242	420	329,907
Income taxes	-	-	-	-
Net Income (loss)	(109,491)	(231,524)	(222,013)	165,274
Basic earnings per share	(0.14)	(0.30)	(0.29)	0.12
Diluted earnings per share	(0.14)	(0.30)	(0.29)	0.12

Earnings per share are computed independently for each of the quarters presented based on weighted average shares outstanding for the quarter. Therefore, the sum of the quarterly net income (losses) per share will not necessarily equal the total for the year.