Form 10-Q
period 2007-02-28
GREEN PLAINS RENEWABLE ENERGY, INC.
filed 2007-04-09
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended February 28, 2007

Commission File Number 333-121321

GREEN PLAINS RENEWABLE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Iowa	84-1652107
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4124 Airport Road, Shenandoah, Iowa  51601

(Address of principal executive offices and zip code)

(712) 246-2932

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition or “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer

☐

Accelerated filer

☒

Non-accelerated filer

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 9, 2007
Common Stock, $.001 par value	6,002,811 Shares

PART I. — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GREEN PLAINS RENEWABLE ENERGY, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	November 30,
	2007	2006
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$32,381,047	$43,088,464
Interest receivable	129,945	183,611
Prepaid expenses and other	630,076	526,524
Derivative financial instruments	2,596,213	397,875
Total current assets	35,737,281	44,196,474

Property and Equipment – net	67,657,488	47,081,787

Other Assets	4,288,770	4,728,671

Total assets	$107,683,539	$96,006,932

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$9,336,329	$9,704,352
Derivative financial instruments	311,737	-
Deferred income taxes	482,700	16,400
Current maturities of long term debt	2,460,000	60,000
Total current liabilities	12,590,766	9,780,752

Long-term Liabilities
Long-term deferred income taxes	40,500	-
Long –term debt less current maturities	8,377,196	330,000
Total long-term liabilities	8,417,696	330,000

Stockholders’ Equity
Common stock; $.001 par value, 25,000,000 shares authorized,
6,002,811 and 6,002,736 shares issued and outstanding, respectively	6,003	6,003
Additional paid-in capital	85,421,460	85,419,806
Retained earnings	1,247,614	470,371
Total stockholders' equity	86,675,077	85,896,180

Total liabilities and stockholders' equity	$107,683,539	$96,006,932

See Notes to Condensed Consolidated Financial Statements.

GREEN PLAINS RENEWABLE ENERGY, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended February 28,		For the Period From Inception On June 29, 2004 Through February 28,
	2007	2006	2007

Revenues	$-	$-	$-

Operating expenses	853,501	123,811	3,784,337

Loss from operations	(853,501)	(123,811)	(3,784,337)

Other income
Gain on derivative financial instruments	1,688,526	-	3,288,922
Interest income	456,918	135,639	2,581,009
Other income	-	-	2,721

Income before income taxes	1,291,943	11,828	2,088,315

Income taxes	514,700	-	840,700

Net income	$777,243	$11,828	$1,247,615

Net income per common share
Basic	$0.13	$0.00
Diluted	$0.13	$0.00

Weighted average common shares outstanding -
Basic	6,002,741	4,225,712
Diluted	6,002,741	4,225,741

See Notes to Condensed Consolidated Financial Statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

 (A DEVELOPMENT STAGE COMPANY)

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended February 28,		For the Period From Inception On June 29,2004 Through February 28,
	2007	2006	2007
Cash flows from operating activities:
Net income	$777,243	$11,828	$1,247,614
Adjustments to reconcile net income to
net cash used by operating activities:
Stock based compensation	1,653	50,000	232,403
Depreciation	7,560	2,614	22,464
Unrealized gains on derivative financial instruments	(1,799,988)	-	(1,832,363)
Deferred income taxes	562,000	-	523,200
Changes in operating assets and liabilities:
Interest receivable	53,666	-	(129,944)
Prepaid expenses and deposits	(103,553)	(88,767)	(630,075)
Derivative financial instruments	(86,613)	-	(452,113)
Accounts payable and accrued expenses	(157,131)	(87,694)	579,497
Net cash used by operating activities	(745,163)	(112,019)	(439,327)

Cash flows from investing activities:
Purchase of property and equipment	(20,394,033)	(78,313)	(57,701,492)
Purchase of securities	-	-	(28,064,700)
Payment of recoverable rail line costs	-	(3,500,000)	(3,500,000)
Payments related to land option agreements	-	-	(26,500)
Cash acquired in acquisition of subsidiary	-	210,291	210,291
Sale of securities	-	3,464,816	28,064,700
Net cash provided (used) by investing activities	(20,394,033)	96,794	(61,017,701)

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	-	83,716,549
Proceeds from issuance of long-term debt	10,462,197	-	10,862,197
Payment of principal on long-term debt	(15,000)	-	(25,000)
Payment of loan fees and equity in creditors	(15,418)	(355,150)	(715,671)
Net cash provided (used) by financing activities	10,431,779	(355,150)	93,838,075

Net change in cash and equivalents	(10,707,417)	(370,375)	32,381,047
Cash and equivalents at beginning of period	43,088,464	5,794,936	-
Cash and equivalents at end of period	$32,381,047	$5,424,561	$32,381,047

Supplemental disclosures of cash flow:
Cash paid for income taxes	$365,504	$-	$365,504
Cash paid for interest	$48,891	$-	$48,891
Continued on the following page

Continued from the previous page

Non-Cash Investing and Financing Activities:
Common stock issued for acquisition of subsidiary:
Cash	$-	$210,291	$210,291
Deposits related to option agreement	-	11,100	11,100
Site development costs	-	778,609	778,609
Total non-cash consideration for acquisition	$-	$1,000,000	$1,000,000

Property - Land for Superior Ethanol plant:
Common stock issued for purchase of Superior plant land	$-	$-	$478,510
Purchase accounting cost allocated to site development cost allocated to Superior plant land	386,856	-	719,846
Purchase accounting cost allocated to land options allocated to Superior plant land	100	-	10,100
Land option allocated to land purchases	10,000		10,000
Total purchase of Superior plant land	$396,956	$-	$1,218,456

Equipment - Construction-in-progress:
Construction-in-progress-capitalized interest from amortization of debt issuance costs	$3,163	$-	$3,163
Construction-in-progress-accrual	4,687,228	50,875	4,687,228
Construction-in-progress-accrued retainage	4,069,603	-	4,069,603
Total Accrued Construction-in-Progress	$8,759,994	$50,875	$8,759,994

See Notes to Condensed Consolidated Financial Statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

(A DEVELOMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

BASIS OF PRESENTATION

Green Plains Renewable Energy, Inc. (hereinafter referred to as the "Company") is a later stage development company incorporated on June 29, 2004 under the laws of the state of Iowa. Green Plains Renewable Energy, Inc. was organized to construct and operate dry mill, fuel grade ethanol plants (the "Plants"). Construction on the Company’s first Plant, located in Shenandoah, Iowa,  began in April of 2006.  In August 2006, construction began on a second plant in Superior, Iowa. Our ethanol production facilities under construction are name-plate 50 million gallon per year plants. Name-plate means the plants are guaranteed by the Design Builders and the process technology providers to produce at least 50 million gallons of ethanol per year once the Plants become operational. The Shenandoah Plant is being built by Fagen, Inc. (“Fagen”). ICM is the process technology provider for that Plant. Agra Industries is building the Superior, Iowa Plant and we are using Delta T as the technology provider for this Plant. We are building the Plants to each have an annual capacity to process approximately 18 million bushels of corn into approximately 50 million gallons of ethanol and produce approximately 160,000 tons annually of animal feed known as Distillers Dried Grains with Solubles (“DDGS”) on a dry matter basis. Distillers’ grains are the principal by-products of the ethanol production process. The Plants will also produce approximately 148 tons of CO². However, because the Iowa market is saturated with CO² due to the number of ethanol plants in Iowa, we intend to scrub the CO² produced at the Plants and vent it off.

The accompanying condensed consolidated balance sheet as of November 30, 2006, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Green Plains Renewable Energy, Inc. (GPRE) and its wholly owned subsidiary Superior Ethanol, LLC.  GPRE and its subsidiary are collectively referred to as the “Company”. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Form 10-K (the “Annual Report”) as filed with the Securities and Exchange Commission and notes thereto and risk factors contained therein for the fiscal year ended November 30, 2006

In the opinion of Management, the accompanying unaudited interim financial statements as of February 28, 2007 contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented.

Management is required to make certain estimates and assumptions which affect the amount of assets, liabilities, revenues and expenses the Company has reported and its disclosure of contingent assets and liabilities as of the date of the consolidated financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.

Recently issued accounting standards - In February, 2007 the Financial Accounting Standards Board (“FASB”) issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is expected to expand the use of fair market value measurement, which is consistent with long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management does not expect the adoption of this statement to be significant to the Company’s consolidated financial statements.

2.

PROPERTY AND EQUIPMENT – NET

The components of property and equipment are as follows:

	February 28, 2007	November 30, 2006
Land and improvements	$5,186,181	$3,521,013
Construction-in-progress	62,301,778	43,480,379
Computer equipment and software	127,719	33,454
Office furniture and equipment	32,679	30,251
Leasehold improvements	1,311	1,310
Vehicles	30,274	30,274
	67,679,942	47,096,681
Less: accumulated depreciation	(22,454)	(14,894)
	$67,657,488	$47,081,787

During the three months ended February 28, 2007 the Company purchased approximately 215 acres of land in Dickinson County for the Superior, Iowa plant.  The Company paid $1,259,829 cash for the land including certain fees and $396,956 was reallocated to land. The reallocation to land included Site Development Costs of $386,856 related to the acquisition of Superior Ethanol, LLC and $10,100 of land option costs. The remaining $8,383 of land improvements were related to the Shenandoah plant.

The Company capitalized interest of $123,270 in construction-in-progress for the three months ended February 28, 2007. The capitalized interest included interest of $120,107 on our long-term debt and $3,163 from the amortization of debt issuance costs. All interest was capitalized to construction-in-progress for the three month period ended February 28, 2007 because the Company invested $12,564,335 for construction-in-progress on the Shenandoah project which was in excess of the loan draws, therefore, all the draws were deemed for construction-in-progress.

Accruals and retainage for land improvements and construction-in-progress and capitalized interest from the amortization of debt issuance costs are considered non-cash investing activities, therefore they are not included as purchases of property and equipment in the Statements of Cash Flows.  The construction-in-progress accruals and retainage of $8,756,831 and $8,967,722 at February 28, 2007 and November 30, 2006, respectively, are detailed in the Footnote 4 – Accounts Payable and Accrued Expenses.

3.

OTHER ASSETS

The components of other assets are as follows:

	February 28, 2007	November 30, 2006
Recoverable rail line costs	$3,500,000	$3,500,000
Debt issuance costs	710,507	698,252
Site development costs from acquisition	58,763	445,619
Land option agreements	17,500	27,600
Equity in lenders related to debt issuance	2,000	2,000
Long-term deferred tax assets	-	55,200
	$4,288,770	$4,728,671

During the quarter ended February 28, 2007 the Company incurred $12,255 of debt issuance costs related to drawing funds on the Shenandoah plant loans.  The Company transferred $386,856 of site development and land option costs from the acquisition of Superior Ethanol, LLC to land upon the exercise of approximately 70 acres in Dickinson County, Iowa.  In addition, the Company exercised an option to purchase approximately 145 acres in Dickinson County, Iowa and the option cost of $10,000 was transferred to land as a cost to acquire the land.  Both parcels will be used for the plant in Superior, Iowa. Long-term deferred tax assets were adjusted to reflect changes and netted against long-term tax liabilities.

4.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of the Company’s accounts payable and accrued expenses are as follows:

	February 28, 2007	November 30, 2006
Accrued land improvements	$-	$36,854
Accrued land improvements retainage	-	123,809
Accrued construction-in-progress	4,687,228	5,302,522
Accrued construction- in-progress-retainage	4,069,603	3,504,537
Accrued income taxes	-	364,800
Accrued operating costs	579,498	371,830
	$9,336,329	$9,704,352

Accrued construction-in-progress and retainage includes $451,200 of accruals for the period of invoicing cut-off from February 25 to February 28, 2007.  The accruals above for land improvements, land improvements-retainage, construction-in- progress and construction-in-progress-retainage are considered non-operating and non-cash investing activities, therefore they are not included as purchases of property and equipment in the Statements of Cash Flows.

5.

LONG-TERM DEBT

The components of the Company’s long-term debt are as follows:

	February 28, 2007	November 30, 2006
Loan Agreements	$10,462,197	$-
Economic Development Loan	275,000	290,000
Grants	100,000	100,000
	10,837,197	390,000
Less: current portion	2,460,000	60,000
	$8,377,197	$330,000

Loan Agreements

On February 6, 2006, the Company entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA (individually and collectively, the “Loan Agreements”) for the construction of the Shenandoah plant. A participating interest under the Loan Documents was transferred to CoBank, ACB. This agreement required a $1,000 equity investment in both Farm Credit Services of America and CoBank. Under the Loan Agreements, the lenders will lend up to $47,000,000. The loan proceeds are to partially finance construction of the Shenandoah Plant and to provide funding for working capital purposes. This credit line is available after the required equity has been used for the construction of the Shenandoah Plant.  The loan is comprised of a $30,000,000 amortizing term loan and a $17,000,000 revolving term facility.

Loan Commitments and Repayment Terms –

•

Term Loan – This loan is available for advances until July 1, 2007. Principal payments are to commence with $1,200,000 due November 20, 2007, and each quarter thereafter with a final maturity on November 20, 2013 at the latest. In addition, for fiscal years ending in 2007 and thereafter, we are also required to make a special payment equal to 65% of the available (if any) free cash flow from operations, not to exceed $2,000,000 per year, provided, however, that if such payments would result in a covenant default under the Loan Agreements, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $8,000,000.

•

Revolving Term – This loan is available for advances throughout the life of the commitment. This loan requires semi-annual $2,400,000 payments on/step-downs of the commitment to commence on the first day of the month beginning approximately six months after repayment of the term loan, by May 1, 2014 at the latest with a final maturity no later than November 1, 2017.

Pricing and fees –

•

The loans will bear interest at either Agent Base Rate (prime) plus 0%-1/2% (based on a ratio of total equity to total assets)  or short-term fixed rates at LIBOR (1, 3 or 6 month) +285 to +335 basis points (based on a ratio of total equity to total assets).

•

The Lenders may, however, allow the Company to elect to pay interest at a fixed interest rate to be determined.

•

Origination fees of $352,500, $2,000 for equity in lenders and other fees in the amount of $106,260 have been incurred by the Company through February 28, 2007.  Appraisal, inspecting engineer, and title Company insurance and disbursing fees are at the Company’s expense.

•

There are annual administrative fees of $25,000 beginning November 20, 2006.

•

An unused commitment fee of ½% on the $17,000,000 Revolving Term Loan began on February 1, 2007.

Availability of Advances, Interest Rates and Fees –

Advances are subject to satisfaction of specified lending conditions. Advances correlate to budget and construction timeline projections, with verification of progress by a third-party engineer.

Security –

As security for the loans, the lenders received a first-position lien on all personal property and real estate owned by us, including an assignment of all contracts and rights pertinent to construction and on-going operations of the Plant.  The Company will be required to maintain certain financial and non-financial covenants during the term of the loans.

Representations, Warranties and Covenants –

 The Loan Agreements contain representations, warranties, conditions precedent, affirmative covenants (including financial covenants) and negative covenants.

•

The Loan Agreements require working capital (current assets over current liabilities in accordance with GAAP consistently applied) of not less than $5,000,000 at the earlier of commencement of operations or by May 31, 2007 and increasing to $6,000,000 at fiscal year ending 2007, and there after, except that in determining current assets, any amounts available (less the amount that would be considered a current liability under GAAP if fully advanced) may be included.

•

The Loan Agreements require net worth (total assets over total liabilities in accordance with GAAP consistently applied) of $31,000,000 million, increasing to $32,000,000 at fiscal year ending 2007, and increasing to $34,000,000 at fiscal year ending 2008 and thereafter.

•

The Loan Agreements require Debt Service Coverage Ratio of 1.5 to 1.0 for fiscal year end 2007 and thereafter.  Debt Service Coverage Ratio is defined as (all as calculated for the most current year-end in accordance with GAAP consistently applied): 1) net income (after taxes), plus depreciation and amortization,; divided by 2) all current portions of regularly scheduled long term debt for the prior period (previous year end).

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

During the three months ended February 28, 2007, the Company began drawing on the credit line for the construction of the Shenandoah Plant after fulfilling the equity requirement as well as all necessary conditions precedent to funding.  At February 28, 2007, the Company had drawn $10,462,197 on the term loan and was paying interest based on the Agent Base Rate of 8.25% plus .5% or 8.75% percent and incurred interest of $113,496 on the drawn funds. In addition, on February 1, 2007, the Company began paying the unused commitment fee of ½% on the available $17,000,000 revolving term loan for $6,611.  All interest was capitalized to construction-in-progress for the three month period ended February 28, 2007 because the Company invested $12,564,335 for construction-in-progress which was in excess of the loan draws, therefore, all the draws were deemed for construction-in-progress.

On October 16, 2006 the Company entered into a Commitment Letter for $51,600,000 with Farm Credit Services, FLCA.  This agreement is with Superior Ethanol, LLC, a wholly owned subsidiary of the Company to provide partial funding for the construction of the Superior Plant and was expected to be finalized during the second quarter of fiscal 2007. The Company has incurred debt issuance costs of $254,910 as of February 28, 2007 related to securing this loan agreement.

Economic Development Loans and Grants

At November 30, 2006, the Company classified $330,000 as long-term debt and $60,000 as current portion of long-term debt based on a $290,000 note and $100,000 grant with the Iowa Department of Economic Development (IDED).  The Company paid $15,000 ($5,000/month) during the three months ended February 28, 2007 on this obligation.

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

The $300,000 zero interest loan terms are $5,000 per month for sixty months beginning October 1, 2006. The $100,000 grant was recorded as long-term debt as the covenants related to jobs creation have not been fulfilled.  The intention is that when the initial requirements have been fulfilled, the creation of the 33 full time jobs with 21 qualifying as High Quality Jobs, the Company will record the $100,000 grant as other income.

6.

STOCKHOLDERS’ EQUITY

The following was the activity during the three months ending February 28, 2007:

In February 2007, the Company issued 75 shares of the Company’s common stock to three different employees (25 shares each) as gifts.  The shares were valued at fair market value based on upon the current market price of $22.04 per share.

The Company had net income of $777,243 and $11,828 for the three months ended February 28, 2007 and 2006, respectively. The Company has accumulated earnings of $1,247,615 since inception on June 29, 2004 through February 28, 2007.

The Company has not paid any dividends since inception. Dividends to shareholders are restricted by the Company’s credit agreements as described in Footnote 5 – Long-term Debt and Credit Lines.

The following is a review of prior period activities:

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

In February 2006, the Company issued 100,000 shares to a director in exchange for 100% ownership in Superior Ethanol, LLC. Superior Ethanol, LLC had cash of $210,291 in its accounts, holds options on real estate, property tax abatements and other assets in an area where the Company is building its second ethanol Plant in Superior, Iowa. The value assigned was at the recent IPO issuance price of $10 per share.

In May 2006, the Company issued 10,900 shares to a director in exchange for land.  The shares were valued at fair market value at the then current market price of $43.90 per share.  The land purchase was approximately 68 acres of land near Superior Iowa in Dickinson County where the Company is building a 50 Million Gallon, Fuel Grade Ethanol Plant.

In May 2006, the Company issued 2,500 shares valued at $93,250 based upon fair market value at the then current market price of $37.30 per share to the Shenandoah Chamber and Industry Association as a gift to enhance the Community of Shenandoah, Iowa.

On July 31, 2006, the Company closed on a second public offering and issued 1,600,069 shares of common stock to various non-related individuals and entities for cash totaling $48,002,069.  The Company incurred $1,173,671 of fees and costs related to this offering.

Purchasers of the Company’s IPO that closed in November of 2005 bought 3,445,990 shares of the Company’s common stock at $10 per share. Each share purchased in the offering was accompanied by a warrant. Four warrants are needed to purchase one share of common stock at $30 per share. Said warrants expire on December 31, 2007. The Company’s common stock was trading above the $30 strike price in the past. During these times, some of the Company’s shareholders exercised their warrants. As of November 30, 2006, shareholders had exercised 273,108 warrants for which 68,277 shares of the Company’s common shares were issued at $30 per share, plus transfer fees, for total proceeds of $2,049,120. As of February 28, 2007 there were 3,172,884 warrants outstanding that could be exercised for a total of 793,221 shares of common stock.  If all warrants still outstanding were to be exercised, the Company would realize an additional $23,796,630 of capital.

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

7.

EARNINGS PER SHARE

The following table sets forth the computation of earnings per share for the three months ended February 28, 2007 and 2006:

	February 28, 2007	February 28, 2006
Numerator:
Net income	$777,243	$11,828

Denominator:
Denominator for basic earnings per share- Weighted-average shares outstanding	6,002,741	4,225,712
Effect of dilutive securities:
Warrants from IPO	-	-
Warrants from second public offering	-	-

Denominator for diluted earnings per share – weighted-average share outstanding and assumed conversions	6,002,741	4,225,712

Earnings (loss) per common share:
Basic	$0.13	$0.00
Diluted	$0.13	$0.00

8.

INCOME TAXES

The pre- tax income for the three months ended February 28, 2007 and 2006 are as follows:

	February 28, 2007	February 28, 2006
Income before income taxes	$1,291,943	$11,828

The current and deferred components of income tax expense (benefit) for the three months ended February 28, 2007 and 2006 are as follow:

	February 28, 2007	February 28, 2006
Current:
Federal	$(267,500)	$4,900
State	(49,200)	1,500
Total current	(316,700)	6,400

Deferred:
Federal	642,500	(4,900)
State	188,900	(1,500)
Total deferred	831,400	(6,400)

Income tax expense (benefit)	$514,700	$-

Total income tax expense (benefit) differed from the amount computed by applying the U.S. Federal statutory rates of 34% for the three months ended February 28, 2007 and 2006.

	February 28, 2007	February 28, 2006
Tax expense (benefit) at U.S. Federal statutory rate	$439,300	$4,000
State tax expense (benefit), net of Federal tax effect	67,700	1,300
Impact of permanent items	600	1,100
Change in effective tax rate	(100)	-
Other	7,200	-
Valuation adjustment	-	(6,400)
Income tax expense (benefit)	$514,700	$-

Deferred tax assets and liabilities as of February 28, 2007 and November 30, 2006 are summarized as follows:

	February 28, 2007	November 30, 2006
Deferred tax assets:
Current:
Net operating loss carry-forwards	$323,500	$-

Non-Current:
Equity for services	22,000	55,200
Other	6,800	0
Total non-current deferred tax assets	28,800	55,200
Gross deferred tax assets	352,300	55,200
Less: valuation allowance	-	-
Net deferred tax assets	352,300	55,200

Deferred tax liabilities:
Current:
Unrealized gain on derivative financial instruments	806,200	13,000
Other temporary differences	-	3,400
Total current deferred tax liabilities	806,200	16,400
Non-Current:
Depreciation for tax in excess of book	69,300	-
Gross deferred tax liabilities	875,500	16,400
Less: valuation allowance	-	-
Net deferred tax liabilities	875,500	16,400
Deferred income taxes	$523,200	$38,800

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

During 2005 and 2004, the Company established a valuation allowance for all deferred tax assets and tax liabilities as the Company was in the early start-up phase and any future income or tax benefits was uncertain. The Company did not provide for valuation allowances for 2006 due to the determination based on industry trends that it is more likely than not that the benefit of the deferred taxable assets will be realized

For the three months ended February 28, 2007 the Company incurred an unrealized gain of $1,799,988 on derivative financial instruments increasing the resulting deferred tax liability to $806,200. The resulting tax loss excluding this gain produced a deferred tax asset of $323,500.  The Company believes that all deferred income taxes will be realized based on the past results of the company and profitability of other similar companies.  For financial statement presentation, the Company has offset all current deferred tax liabilities and assets and offset all non-current liabilities and assets as single amounts.

9.

EMPLOYEE BENEFIT PLANS

On October 1, 2006, the Company established a comprehensive Employee Benefits Plan that includes Health, Dental, Prescription Drugs, Flexible Spending Account, Vision, Life and Accidental Death, Short-term Disability and Long-term Disability.  Additionally, the Company offers a Simple IRA plan that enables eligible employees to save on a tax-deferred basis up to the limits allowable under the Internal Revenue Service Code and that requires the Company to offer matching contributions not less than 3% of participating employee salaries for two calendar years of a five year period.  Employees with at least 31 days of service are eligible to participate in the Employee Benefits Plan.  The Company provided matching contributions up to 2% of participating employee salaries totaling $4,403 and $0 for three months ended February 28, 2007, respectively. The Company provided matching contributions $6,511 for the period of June 29, 2004 (Inception) through February 28, 2007. The Company expects to pay significantly more in this fiscal year than prior years due to the ramp up of employees to manage and operate the Company.

10.

COMMITMENTS AND CONTINGENCIES

Plant Construction

Shenandoah –

In October 2005, we entered into an agreement with Fagen Engineering for design services for the Phase I and II Pre Engineering work to be done at the Plant site by the Company, prior to turning the site over to Fagen, Inc. for the construction of the Plant itself. The Company agreed to pay Fagen Engineering a lump sum fee for said engineering. However, said amount is included as part of the total cost of the Plant itself, as outlined in the Design Build Contract we have entered into with Fagen, Inc. (“Fagen”), which is anticipated to be $55,881,454. Therefore, the cost of the pre-engineering design services will be deducted from the total cost of Plant, once the plant is completed. The pre-engineering contract was completed during the quarter ended August 31, 2006 and all payments were made to Fagen as we were invoiced.

On January 13, 2006, we entered into a construction agreement with Fagen Inc., under which Fagen, Inc. will provide all work and services in connection with the engineering, design, procurement, construction startup, performances tests, training for the operation and maintenance of its Plant and provide all material, equipment, tools and labor necessary to complete the Plant. As consideration for the services to be performed, Fagen, Inc. will be paid $55,881,454, subject to adjustments. The Company has made all required payments to Fagen, Inc. based upon monthly application for payment.

The Company was required to pay an initial payment of $5,000,000, less retainage, at the time of the notice to proceed. The Company made this payment and is required to make payments to Fagen, Inc. based upon monthly applications for payment.  The Company paid $11.4 million for the three months ended February 28, 2007 and $37.8 since work began on the contract. At February 28, 2007, the Company owed Fagen $2,928,559 (net of retainage) for progress billings through February 25, 2007 and used a days approach to accrue an additional $258,400 for the February 26 through February 28, 2006 stub period for services rendered for that period. At February 28, 2007, accrued retainage for Fagen, Inc. was $2,794,073.

If Fagen completes that Plant early, we will have to pay Fagen an early completion bonus. If this were to happen, we could expend any extra cash we may have on hand by paying the early completion bonus. However, our contract with Fagen stipulates that under certain conditions, payment of any early completion bonus can be converted to a note and paid in installments.

In February 2006, we entered into an agreement with Mathiowetz Construction to do the grading and dirt work at the site in Shenandoah, Iowa to prepare the site for Fagen so construction on the Plant could commence. The original contract was for approximately $1.75 million. There were a change orders for an additional sums of $318,447. We have been billed and paid $2,068,266 through February 28, 2007 completing the contract.

In April 2006, we entered into an agreement with Peterson Contractors, Inc. to install the geopiers to support certain buildings to be constructed at the Plant. The contract was for $1,062,000 and the Company paid $1,062,000 for the work completing the contract in the fourth quarter of fiscal year 2006.

In June 2006, we entered into an agreement with Kelly-Hill Company to rehabilitate a small portion of the existing rail spur running directly south of the Plant in Shenandoah that is deemed industrial track. We are currently leasing this track from BNSF, but will eventually purchase it from them for a nominal amount. As part of said agreement, Kelly-Hill will also construct additional track at the Plant in Shenandoah, Iowa.  The contract is for $341,549 and as of February 28, 2007 the Company had paid $21,787 and accrued retainage of $7,050 for completed construction. The Company owed Kelly-Hill Company $72,491 at February 28, 2007.

In July 2006, we entered into an agreement with Sunderman, Inc. to build the administrative building to support our operations at the Shenandoah Plant.  The contract is for approximately $289,000 with change orders.  At February 28, 2007 the Company had paid $215,673 for completed construction.

In July 2006, we entered into and agreement with McCormick Construction Company, Inc for auger cast pilings for the grain silo area at the site in Shenandoah, Iowa.  The original contract was for $337,100 and change orders for $149,000 have been added. At February 28, 2007 the Company has paid $461,795 for completed work and has recorded accrued retainage of $24,305.

In January, 2006 work began on the Wastewater Treatment Plant Improvements Project at the City of Shenandoah.  The Company has agreed to fund this Project with the City of Shenandoah.  This Project is contracted at $989,700 and the Company has accrued $89,775 and accrued retainage of $4,725 for completed work on this project.

In February 2007 the Company entered into a construction management agreement with Engineering & Construction Services to manage the Shenandoah Plant project. The agreement is $15,000 per month for six months plus a percentage of cost savings. We have paid $15,000 through February 28, 2007.

Superior –

In August 2006, our wholly owned subsidiary, Superior Ethanol, LLC entered into a construction agreement with Agra Industries, Inc. under which Agra Industries, Inc. will provide all work and services in connection with the engineering, design, procurement, construction startup, performance tests, training for the operation and maintenance of the Plant and provide all materials, equipment, tools and labor necessary to complete the Plant in Superior, Iowa. As consideration for the services to be performed, Agra Industries, Inc. will be paid $75,953,276, subject to adjustments. The Company was required to pay an initial payment of $7,595,328, less retainage, and has paid $14,891,952 for completed work and has recorded accrued retainage of $1,239,450. At February 28, 2007, the Company owed Agra Industries, Inc. $1,594,965 (net of retainage) for progress billings through February 24th, 2007 and used an estimate from Agra to accrue an additional $192,800 for the February 25 through February 28, 2007 stub period for completed construction.

The Agra Industries, Inc. contract includes an early completion bonus for $2,500 per day if substantial completion occurs in advance of the required substantial completion date of November 30, 2007, provided that the facility meets 100% of the performance guarantees within ninety days following the actual date of substantial completion.  Substantial completion is achieved when (i) the project has been constructed according to the approved plans and specifications therefore and so certified by Agra Industries, Inc. (ii) a certificate of occupancy has been issued for the project by the applicable governmental authority (if required) (iii) the punch list provided for in the agreement has been agreed by the Company and Agra Industries, Inc., and (iv)  each of the applicable performance guarantees achieve a ninety percent (90%) or better result.

In September 2006, Superior Ethanol, LLC, entered into a construction management agreement with Engineering & Construction Services to manage the Superior Plant project. The agreement is for $10,000 per month plus a percentage of cost savings. To date, we have paid $60,000 and $23,780 for cost savings and other costs.

Loan Agreements and Grants

Shenandoah –

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

Loan Commitments and Repayment Terms – The Loan Agreements are comprised of a $30,000,000 amortizing term loan and a $17,000,000 revolving term facility.

•

Term Loan – This loan is available for advances until July 1, 2007. Principal payments are to commence with $1,200,000 due November 20, 2007, and each quarter thereafter with a final maturity on November 20, 2013 at the latest. In addition, for fiscal years ending in 2007 and thereafter, we are also required to make a special payment equal to 65% of the available (if any) free cash flow from operations, not to exceed $2,000,000 per year, provided, however, that if such payments would result in a covenant default under the Loan Agreements, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $8,000,000

•

Revolving Term – This loan is available for advances throughout the life of the commitment. This loan requires semi-annual $2,400,000 payments on/step-downs of the commitment to commence on the first day of the month beginning approximately six months after repayment of the term loan, by May 1, 2014 at the latest with a final maturity no later than November 1, 2017.

Pricing and fees –

•

The loans will bear interest at either Agent Base Rate (prime) plus 0%-1/2% (based on a ratio of total equity to total assets)  or short-term fixed rates at LIBOR (1, 3 or 6 month) +285 to 335 basis points (based on a ratio of total equity to total assets).

•

The lenders may, however, allow the Company to elect to pay interest at a fixed interest rate to be determined.

•

Origination fees of $352,500, $2,000 for equity in lenders and other fees in the amount of $106,260 have been incurred by the Company through February 28, 2007.  Appraisal, inspecting engineer, and title Company insurance and disbursing fees are at the Company’s expense.

•

There are annual administrative fees of $25,000 beginning November 20, 2006.

•

An unused commitment fee of ½% on the $17,000,000 Revolving Term Loan began on February 1, 2007.

Availability of Advances, Interest Rates and Fees –

Advances are subject to satisfaction of specified lending conditions. Advances correlate to budget and construction timeline projections, with verification of progress by a third-party engineer.

Security –

As security for the loans, the lenders received a first-position lien on all personal property and real estate owned by us, including an assignment of all contracts and rights pertinent to construction and on-going operations of the Plant.  The Company will be required to maintain certain financial and non-financial covenants during the term of the loans.

Representations, Warranties and Covenants –

 The Loan Agreements contain representations, warranties, conditions precedent, affirmative covenants (including financial covenants) and negative covenants.

•

The Loan Agreements require working capital (current assets over current liabilities in accordance with GAAP consistently applied) of not less than $5,000,000 at the earlier of commencement of operations or by May 31, 2007 and increasing to $6,000,000 at fiscal year ending 2007, and there after, except that in determining current assets, any amounts available (less the amount that would be considered a current liability under GAAP if fully advanced) may be included.

•

The Loan Agreements require net worth (total assets over total liabilities in accordance with GAAP consistently applied) of $31,000,000 million, increasing to $32,000,000 at fiscal year ending 2007, and increasing to $34,000,000 at fiscal year ending 2008 and thereafter.

•

The Loan Agreements require Debt Service Coverage Ratio of 1.5 to 1.0 for fiscal year end 2007 and thereafter.  Debt Service Coverage Ratio is defined as (all as calculated for the most current year-end in accordance with GAAP consistently applied): 1) net income (after taxes), plus depreciation and amortization,; divided by 2) all current portion of regularly scheduled long term debt for the prior period (previous year end).

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

At November 30, 2006 the Company had not drawn on the credit line with Farm Credit Services of America and CoBank.  During the three months ended February 28, 2007, the Company began drawing on the credit line for the construction of the Plant in Shenandoah after fulfilling the equity requirement as well as all necessary conditions precedent to funding.  At February 28, 2007, the Company had drawn $10,462,197.

Iowa Department of Economic Development –

In April 2005, we were awarded a $300,000 zero interest loan, and a $100,000 forgivable loan (grant) by the State of Iowa. We signed that agreement in August 2005. However, we could not receive the funds until the other funding for the Plant had been secured (equity and debt financing). On March 8, 2006, the $400,000 was received into the accounts of the Company. We have agreed to pay the $300,000 loan in installments of $5,000 per month over a 60 month period commencing on October 1, 2006.

Superior –

On October 16, 2006 the Company entered into a Commitment Letter for $51,600,000 with Farm Credit Services of America, FLCA.  This agreement is with Superior Ethanol, LLC, a wholly owned subsidiary of Green Plains Renewable Energy, Inc. to provide partial funding for the construction of the Superior Plant and is expected to be finalized in early fiscal 2007. The Company has incurred debt issuance costs of $254,910 as of February 28, 2006 related to securing this loan agreement.

Subsequently, on March 21, 2007, Superior Ethanol, LLC entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA (individually and collectively, the “Loan Agreements”). A participating interest under the Loan Documents was transferred to CoBank, ACB. This agreement required a $1,000 equity investment in both Farm Credit Services of America and CoBank. Under the Loan Agreements, the lenders will lend up to $50,000,000. The amount was lowered from the Commitment Letter based upon negotiations with the lenders. The loan proceeds are to partially finance construction of the Superior Plant and to provide funding for working capital purposes. This credit line is available after the required equity has been used for the construction of the Superior Plant.  The loan is comprised of a $40,000,000 amortizing term loan and a $10,000,000 revolving term facility. Superior Ethanol, LLC paid loan origination fees of $422,000, $2,000 for equity in lenders and $73,410 for other debt issuance fees through the close the agreement. Superior Ethanol, LLC has not commenced drawing on this credit facility.

Utilities

Shenandoah –

On October 27, 2006, the Company entered into a capacity agreement with Kinder Morgan, Natural Gas Pipeline Company of America, to provide natural gas capacity on their pipeline to the Company for the Shenandoah facility.  The Company deposited $90,000 with Kinder Morgan for credit purposes and plans to replace this deposit with a Letter of Credit in the near future.

On October 27, 2006, the Company entered into an agreement with MidAmerican Energy to install a primary electric distribution system for the Shenandoah facility.  The Company will pay an “Excess Facilities” tariff of 1.75% of the installed cost on a monthly basis.  The cost is estimated to be approximately $500,000.  The Company may purchase this equipment from MidAmerican Energy in the future.

Superior –

The Company’s wholly owned subsidiary, Superior Ethanol, LLC is currently working on a Service Extension Agreement with Iowa Lakes Electric Cooperative to supply electrical distribution facilities to the Superior Plant. Superior Ethanol, LLC deposited $350,000 with Iowa Lakes Electric Cooperative for purchase commitments related to the project. Superior is also working out a final agreement with Northern Natural Gas Company to supply natural gas to the Superior facility.

Sales and Marketing

The Company and its wholly owned subsidiary, Superior Ethanol, LLC have entered into exclusive agreements with Renewable Products Marketing Group, LLC (RPMG) for the sale of the total ethanol produced at both the Shenandoah and Superior Plants. The agreements are for one year commencing on the first day ethanol is shipped from the respective Plants.  After the one year contract commitment, if the agreements are not renewed, then the rail car leases entered into by RPMG will be assigned to the Company and Superior Ethanol, LLC.  The Company would assume the lease for 150 rail cars for approximately $650 per car per month for the remainder of an original seven year lease term. Superior Ethanol, LLC would assume the lease for 150 rail cars for approximately $700 per car per month for the remainder of an original ten year lease term.

The Company and its wholly owned subsidiary, Superior Ethanol, LLC have entered into exclusive agreements with Commodity Specialists Company (CSC) for the sale of the total Distillers Dried Grains with Solubles (DDGS), Wet Distillers Grains (WDG) and Solubles (Solubles) produced at both the Shenandoah and Superior Plants. These agreements are for one year commencing on the first day of production at each of the Plants.

In March, 2007, the Company executed a lease contract for 100 rail cars for a ten year period for $637 per car per month for the Shenandoah facility. It is anticipated that the Company will negotiate a similar lease agreement for rail cars for the Superior plant at some time in the future.  These rail cars will be utilized by the Company to ship Distillers Grains to customers.

Commodities - Corn

At February 28, 2007 the Company had entered into fixed price contracts for corn for a total of approximately 2.1 million bushels. The Company also has taken positions in corn futures and options to secure supply for operations.

11.

BUSINESS COMBINATIONS

On February 22, 2006, the Company acquired 100% of the equity of Superior Ethanol, LLC (Superior) pursuant to a Share Exchange Agreement for the purpose of building the Superior plant and also obtained land options on other potential sites. The sole shareholder was Brian Peterson, a director of the Company. The Company issued 100,000 shares of common stock based on a per share price of $10.00 in exchange for the shares of Superior. This price per share of $10.00 was based on the recent IPO price of $10.00 per share. Superior had cash, options for over 159 acres of land in Dickinson County, Iowa and the management of Superior had spent considerable time and resources to acquire the options and develop the project of building an ethanol plant on the land held by the options as well as other properties.  Therefore, the following summary is the purchase price allocation of the Superior Ethanol, LLC exchange transaction.

Assets	Value
Cash	$210,291
Land Options	11,100
Site development costs	778,609
$1,000,000

The Company has allocated the site development cost to the land based on acres.  The Company has exercised two of the three land options related to the Superior plant received in the acquisition for approximately 140 acres of land and allocated $719,846 of the site development costs to this land as a cost to acquire the property.  The remaining $58,763 is recorded as an Other Assets and the Company does not believe it is impaired at this time. In addition, $10,100 of the cost associated with the exercised land option was allocated to the cost of the land.

12.

SUBSEQUENT EVENTS

Rail Car Lease

On March 12, 2007, the Company executed a lease contract for 100 rail cars for a ten year period for $637 per month for the Shenandoah facility. It is anticipated that the Company will negotiate a similar lease agreement for rail cars for the Superior plant at some time in the future.  These rail cars will be utilized by the Company to ship Distillers Grains to customers.

Construction Agreements

On March 20, 2007, in connection with the execution of the Loan Agreements, and at the request of the lenders, Superior Ethanol, LLC entered into an amendment to the design-build agreement (the “Amendment”) between the Company and Agra Industries, Inc., the design-builder for the Superior Plant. The Amendment provides for various contract revisions, including, but not limited to, the following:

•

Delta T Corporation (the “Contractor”) will provide a performance warranty rather than the design-builder;

•

The construction agreement between design-builder and contractor was assigned from Agra Industries, Inc. to the Company (the “Assignment”);

•

Various contract amounts were revised in the Amendment as a result of the Assignment and to satisfy requirements of the lenders;

•

The Company entered into a Construction Management Agreement with Agra so that Agra will manage the Contractor’s services on the project;

•

The amount of the errors and omissions insurance policies were increased;

•

The work to be performed by various subcontractors was required to be bonded; and

•

The schedule of values was updated.

Superior Ethanol, LLC Loan Agreement

On October 16, 2006 the Company entered into a Commitment Letter for $51,600,000 with Farm Credit Services, FLCA.  The Commitment Letter was with Superior Ethanol, LLC, a wholly owned subsidiary of Green Plains Renewable Energy, Inc. to provide partial funding for the construction of our second ethanol plant which is being built near Superior, Iowa (“Superior Plant”).

On March 21, 2007, Superior Ethanol, LLC entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA (individually and collectively, the “Loan Agreements”). A participating interest under the Loan Documents was transferred to CoBank, ACB. This agreement required a $1,000 equity investment in both Farm Credit Services of America and CoBank. Under the Loan Agreements, the lenders will lend up to $50,000,000. The amount was lowered from the Commitment Letter based upon negotiations with the lenders. The loan proceeds are to partially finance construction of the Superior Plant and to provide funding for working capital purposes. This credit line is available after the required equity has been used for the construction of the Superior Plant.  The loan is comprised of a $40,000,000 amortizing term loan and a $10,000,000 revolving term facility. Superior Ethanol, LLC paid loan origination fees of $422,000, $2,000 for equity in lenders and $73,410 for other debt issuance fees through the close the agreement. Superior Ethanol, LLC has not commenced drawing on this credit facility.

Loan Commitments and Repayment Terms

The Loan Agreements are comprised of a $40,000,000 amortizing term loan and a $10,000,000 revolving term facility.

•

Term Loan -The term loan is for $40,000,000. The term loan will be available for advances until December 31, 2007. Principal payments will commence with $1,375,000 due July 20, 2008, and then each quarter thereafter. In addition, any refund of sales tax paid in conjunction with construction of the Plant will be applied as an additional payment to the loan. Subject to adjustment in certain cases, final maturity of the term loan is July 20, 2015 at the latest.  In addition, for fiscal years ending in 2007 and ending with fiscal year 2010, we are also required to make a special payment equal to 75% of the available (if any) free cash flow from operations provided, however, that if such payments would result in a covenant default under the Loan Agreements, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $10,000,000.

•

Revolving loan - The revolving loan is for $10,000,000. The revolving loan will be available for advances and readvances throughout the life of the commitment. Semi-annual $2,500,000 payments on/step-downs of the commitment will commence on the first day of the month beginning approximately six months after repayment of the term loan, and by January 1, 2016 at the latest. The final maturity date is no later than July 1, 2017.

Pricing and fees

•

The loans will bear interest at either Agent Base Rate (prime) less 10 basis points to plus 25 basis points or short-term fixed rates at LIBOR (1, 3 or 6 month) +280 to +315 basis points based on fulfilling free cash flow payments and profitable operations.

•

The lenders may, however, allow the Company to elect to pay interest at a fixed interest rate to be determined

•

The Loan Agreements provides for a loan origination fee of $422,000. Origination fees of $185,000 and other fees of $69,910 have been incurred by the Company through February 28, 2007. Superior Ethanol, LLC paid loan origination fees of $237,000, $2,000 for equity in lenders and $3,500 for other debt issuance fees upon closing the Loan Agreements. Superior Ethanol, LLC has not commenced drawing on this credit facility. Additional appraisal, inspecting engineer, title Company insurance and disbursing fees are also at the Company’s expense.

•

There are annual administrative fees of $35,000 beginning November 1, 2007.

•

An unused commitment fee of ¾% on the $10,000,000 Revolving Term Loan will commence upon drawing on the loans.

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

•

The Loan Agreements require working capital (current assets over current liabilities in accordance with GAAP consistently applied) of not less than $4,500,000 at the earlier of commencement of operations or by December 31, 2007 and increasing to $5,000,000 at fiscal year ending 2008, and there after, except that in determining current assets, any amounts available (less the amount that would be considered a current liability under GAAP if fully advanced) may be included.

•

The Loan Agreements require net worth (total assets over total liabilities in accordance with GAAP consistently applied) of $43,500,000 million, increasing to $47,000,000 at fiscal year ending 2008 and thereafter.

•

The Loan Agreements require Debt Service Coverage Ratio of 1.25 to 1.0 for fiscal year end 2008 and thereafter.  Debt Service Coverage Ratio is defined as (all as calculated for the most current year-end in accordance with GAAP consistently applied): 1) net income (after taxes), plus depreciation and amortization,; divided by 2) all current portions of regularly scheduled long term debt for the prior period (previous year end).

•

In addition, dividends or other distributions to stockholders will be limited to 40% of the profit net of income taxes for each fiscal year and may be paid only where we are expected to remain in compliance with all loan covenants, terms and conditions. Furthermore, with respect to the fiscal years ending in 2008 and thereafter, an additional distribution may be made to stockholders in excess of the 40% limit for such fiscal year if we have made the required free cash flow payment for/based on such fiscal year, and will thereafter remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said potential additional payment. There can be no assurance that we can remain in compliance with all loan covenants

Iowa Department of Transportation-

In March 2007, the Iowa Department of Transportation (IDOT), Modal Division issued the Company an award specifically for the construction of new spur track and the installation of four turnouts to serve the ethanol facility in Shenandoah, IA.  The funding source is a combined Loan/Grant award consisting of a Railroad Revolving Loan of $154,000 or 7.9% of the project costs (whichever is less) and $126,000 Grant or 5.9% of the project costs (whichever is less). Total project costs are estimated to be $2.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed financial condition and results of operations. The discussion contains forward-looking statements that involve risks and uncertainties. Actual events or results may differ materially from those indicated in such forward-looking statements. The discussion should be read in conjunction with the financial statements and accompanying notes included herewith, our Annual Report filed on Form 10-K for the year ended November 30, 2006, the consolidated financial statements included therewith and notes to the consolidated financial statements thereto and the risk factors contained therein.

Overview

We are a start-up company in the later stages of development which was formed for the purpose of building plants to produce ethanol and animal feed products (the “Plants”). Construction of the Company’s first Plant began in April, 2006 in Shenandoah, Iowa.  In August 2006, construction began on a second plant, similar to the Shenandoah facility, in Superior, Iowa. We do not expect to operate at a profit before our first ethanol Plant is completely constructed and operational.

The Company’s Plants have been designed and planned for ease of future expansion. Such expansion may be a growth consideration as we go forward. We also plan to continue to seek out and explore other growth opportunities and strategies that could add income potential and shareholder value to GPRE.  In the short term, we intend to focus the majority of our efforts on the completion and start-up of the two Plants that we presently have under construction.

For the three months ended February 28, 2007 and 2006, we had net income of $777,243 and $11,828 respectively.  We have accumulated earnings of $1,247,615 from inception at June 29, 2004 (Inception) through February 28, 2007.

We had other income of $2,145,444 and $135,639 for the three months ended February 28, 2007 and 2006, respectively.  This income was primarily from interest on our cash and derivative financial instruments related to corn futures and options.  Our operating expenses were $853,501 and $123,811 for the three months ended February 28, 2007 and 2006, respectively. These expenses are primarily general and administrative costs related to our employees, facilities, travel and professional fees for consulting, board fees, accounting, legal, IT systems, website and exchange fees.

We believe we will incur significant losses from this time forward until we complete the construction of our Plants in Shenandoah and Superior and commence operations at these locations. We have options to purchase land in other areas in Iowa, where we may construct additional ethanol plants in the future. However, we may decide to expand production at one of our two Plants under construction, prior to building at other sites.  Further, at this time no assurance can be given that we will be able to build at any of the sites where we have options, or that we will be successful in our efforts to complete construction or commence operations at the two ethanol Plants we are currently building in Shenandoah and Superior, Iowa. Even if we successfully meet all of these objectives and begin operations of the two ethanol Plants under construction, no assurance can be given we will be able to operate the Plants profitably.

Shenandoah Plant

We raised gross proceeds of $34,459,900, in our initial public offering that closed in November 2005. The net proceeds after fees and costs were $34,203,242. We expect that the Shenandoah project will cost approximately $84.7 million. We raised approximately $673,300 in seed capital prior to commencing our public offering. We entered into loan arrangements whereby Farm Credit Services of America, FLCA and other participating lenders have agreed to loan us up to $47,000,000 to use for construction costs and working capital. In addition, we were awarded grants and zero-interest loans of $400,000 from the Iowa Department of Economic Development, and took in approximately $2,049,000 from the issuance of our common shares to certain shareholders that exercised their warrants received in the IPO. We have also generated approximately $1,400,000 of interest on the IPO offering funds and warrant proceeds, and have realized gains from our derivative financial instruments of approximately $1,456,000. Therefore, we believe we have the necessary funding to complete construction of the Shenandoah Plant and have adequate working capital to operate the plant.

Representatives from Fagen Inc., our contractor in Shenandoah, have informed the Company that the 50 million gallon per year Plant we are building in Shenandoah will consume on an annual basis approximately 18 million bushels of locally grown corn and annually produce approximately 50 million gallons of fuel-grade, denatured ethanol, and approximately 160,000 tons of DDGS on a dry basis. We have hired RPMG of Belle Plaine, MN, an independent broker, to sell the ethanol produced at the Shenandoah plant and have contracted with Commodity Specialists of Minneapolis, MN to sell the DDGS produced at the Shenandoah plant. We believe there are over 200 hundred thousand cattle in feed lots within a 50 mile radius of the Plant in Shenandoah. We believe we can sell a portion of our distillers’ grains in a wet form because of this, which may save us money because we will not need to dry the grain before selling it.

Additionally, in discussions with representatives from Fagen we have been informed that the Shenandoah Plant will produce approximately 148 thousand tons of carbon dioxide that may be recovered on an annual basis. At this time, we intend to first scrub the CO² and then vent it off because we believe the CO² market in Iowa is overly saturated and do not believe it would be profitable or prudent to install capturing facilities at our Plants.

The Shenandoah Plant lies adjacent to a spur line of the BNSF Railway Company (BNSF). The spur (the “SPUR”) was closed in 2005 by BNSF.  On January 26, 2006, we entered into an Allowance Contract (the “Allowance Agreement”) with BNSF which included our agreement with BNSF to renovate and maintain approximately 20 miles of track on the SPUR.  Upon signing the Allowance Agreement, we paid $3.5 million to BNSF for the SPUR renovation and BNSF commenced the renovation work soon thereafter.  On September 27, 2006 we were informed by BNSF that the renovation work had been completed.  BNSF will own, operate and maintain the SPUR, as long as GPRE meets certain annual volume thresholds (cars placed on the rail) as outlined in the Allowance Agreement. We are entitled to receive refund payments from BNSF to reimburse us for this expense, but only to the extent that our usage of the line meets the annual volume thresholds. There can be no assurance that our usage will meet the annual volume thresholds or that we will be reimbursed for all or any part of the renovation costs. If BNSF were to sell the line to a third party (short-line), we would be entitled to repayment by BNSF.  In the future, if there is any additional, major, renovation needed to be done to the SPUR, it shall be GPRE’s responsibility to pay for any such additional, major, renovation. The Allowance Agreement is for a term expiring on September 14, 2015. We intend to purchase approximately 3.5 miles of the spur from BNSF that we are currently leasing, that is deemed “Industrial Track” that we anticipate will allow us to load out unit trains of ethanol and distillers grains in the future.

A great deal of the construction at the Shenandoah Plant has been completed and the project is proceeding in a timely manner. The cement grain elevators at the Plant have been constructed. Dryers have been mounted on their foundations, molecular sieves and evaporators have been put n place, the distillers’ grain building has been erected, the fermentation tanks and the beer well have been completed. The administration building is also being constructed and nearing completion. Pictures of the site and the progress being made can be viewed on our website.

We entered into an agreement with RPMG of Belle Plaine, MN in February 2006 to sell our ethanol production from the Shenandoah plant. We have also entered into an agreement with Commodity Specialists of Minneapolis, MN to sell our animal feed products from the Shenandoah plant. We have hired and will be hiring additional staff for the direct operation of the Plant, and currently expect to employ approximately 35 people at the Shenandoah plant. We do not intend to hire a sales staff to market our products. Our third party marketing agents will coordinate all sales, marketing, and shipping of our anticipated products.

The following table describes our proposed use of proceeds, based upon our current cash reserves and loan arrangements for the Shenandoah facility. The total projected sources are estimated to be approximately $84.7 million.  We estimate the cost of the Shenandoah Plant to be approximately $84.7 million, which includes $7.5 million in working capital. We believe we have sufficient funds to complete the project in Shenandoah. The projected use of funds is based on the estimated cost of Plant construction, the regulatory permits required and the cost of debt financing and inventory costs, which are market driven. Therefore, the following figures are intended to be estimates only and the actual use of funds may vary significantly from the descriptions given below. However, we anticipate that any variation in our use of proceeds will occur in the level of proceeds attributable to a particular use (as set forth below) rather than a change from one of the uses set forth below to a use not identified in this report.

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

The City of Shenandoah awarded us a 15 year property tax abatement. It is anticipated that it will result in significant long-term savings.

Superior Plant

On February 22, 2006, we acquired all of the outstanding ownership interest in Superior Ethanol, LLC. Superior had options to acquire at least 159 acres of property in Dickinson County, Iowa, had completed a feasibility study relating to the construction of an ethanol plant on this site, the site is zoned as “heavy industrial,” the site has been awarded a property tax abatement from Dickinson County, Iowa, and Superior Ethanol had approximately $210,000 in cash at closing. In consideration for the acquisition of Superior as a wholly owned subsidiary of the Company, we issued 100,000 shares of our restricted common stock to Brian Peterson, a director of the Company. Prior to the acquisition, substantially all of Superior was owned by Mr. Peterson. The stock was issued prior to the commencement of trading on the NASDAQ Capital Market. We have since used the $210,000 that was in the accounts of Superior, LLC to pay for developmental work done in preparation for building the Plant in Superior and for feasibility work at other sites where we have options to purchase land and where we may build other plants in the future. As part of these expenditures, Superior Ethanol, LLC acquired on April 13, 2006 a land option for 125 acres for a rail loop for the site. During the three months ending February 28, 2007, we exercised options to purchase approximately 215 acres for the Superior plant.

After the acquisition, operational plans continued to progress on the Superior ethanol Plant project with the builder, the rail engineers, and the utility consultants. The location of the Plant at the site was determined, and an application for an air permit was filed with the Iowa Department of Natural Resources (IDNR) on April 19, 2006. The application was approved on June 13, 2006.

We raised gross proceeds of approximately $48.0 million ($46.8 million net offering costs) in a second public offering, which closed on July 31, 2006 for the construction of the Superior Plant. On October 16, 2006, we received a Commitment Letter from CoBank and Farm Credit Services to lend us up to $51.6 million to complete the Superior Plant project. On March 21, 2007, Superior Ethanol, LLC, entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America FLCA (individually and collectively, the “Loan Agreements”). A participating interest under the Loan Documents was transferred to CoBank, ACB. This agreement required a $1,000 investment in both Farm Credit Services of America and CoBank. Under the Loan Agreements, the lenders will lend up to $50,000,000. The amount was lowered from the Commitment Letter based upon negotiations with the lenders. The loan proceeds are to partially finance construction of the Superior Plant and to provide funding for working capital purposes. This credit line is available after the required equity has been used for the construction of the Superior Plant. The loan is comprised of a $40,000,000 amortizing term loan and a $10,000,000 revolving term facility. Superior Ethanol, LLC paid loan origination fees of $422,000, $2,000 for equity in lenders and $73,410 for other debt issuance fees through the close of the agreement. Superior Ethanol, LLC has not commenced drawing on this credit facility.

In August 2006 we entered into a Design-Build contract with Agra Industries (“Agra”) of Merrill, Wisconsin to build the plant and construction on the plant began that same month.  Delta T will be the technology provider in Superior. The completion date is projected to be 15 months from the start of the plant which was in August 2006. However, we have renegotiated various parts of our contract with Agra. Due to this, we have allowed them an extension of approximately 45 days on the completion date. Therefore, we believe the plant will be completed sometime near the end of December of this year, or in the month of January, 2008, rather than November 2007, as the original contract stipulated. It is anticipated that this project will require approximately $97.6 million including $7.2 million for working capital. The projected cost for this plant is higher than the plant being built in Shenandoah due to sharp increases in the costs of raw materials such as steel and cement.

The Superior plant will consume on an annual basis approximately 18 million bushels of locally grown corn and annually produce approximately 50 million gallons of ethanol (52.5 million gallons of fuel-grade denatured ethanol) and approximately 160,000 tons of DDGS on a dry basis.  Additionally, the Plant in Superior will produce approximately 148 thousand tons of carbon dioxide CO2.

We will be hiring staff for the direct operation of the Superior plant, and currently expect to employ approximately 35 people at this Plant. We do not intend to hire a sales staff to market our products. We have entered into agreements with RPMG and Commodity Specialists to sell our ethanol and distillers grains at the Superior plant.  It is anticipated that these third-party marketing agents will coordinate the sales of our products as well as coordinate all shipping at the Superior plant.

The following table describes our proposed use of proceeds, based upon our current cash reserves and proposed loan arrangements for the Superior facility. The total sources are estimated to be $97.6 million. We anticipate that the cost of the Superior project will be approximately $97.6 million, which includes $7.2 million in working capital.  However, the actual use of funds is based upon contingencies, such as the estimated cost of the Plant’s construction, the regulatory permits required and inventory costs, which are market driven.  Therefore, the following figures are intended to be estimates only and the actual use of funds may vary significantly from the descriptions given below depending on the contingencies described above. However, we anticipate that any variation in our use of proceeds will occur in the level of proceeds attributable to a particular use (as set forth below) rather than a change from one of the uses set forth below to a use not identified in this report.

Projected Sources and Uses of Funds

Estimated Sources of Funds:
Common Share Proceeds and Interest on Proceeds	$47,600,000
Term and Revolving Debt Financing	50,000,000
Total Estimated Sources of Funds	$97,600,000

Estimated Uses of Funds:
Estimated Plant Construction	$71,671,186
Estimated Site Costs	4,940,000
Estimated Railroad Costs	6,610,000
Estimated Fire Protection/Water Supply Costs	1,963,000
Estimated Rolling Stock Costs	350,000
Estimated Financing Costs and Capitalized Interest	1,650,500
Estimated Pre-Production Period Costs	800,000
Estimated Inventory, Working Capital, Other Costs	9,615,314
Total Estimated Uses of Funds	$97,600,000

Dickinson County awarded us a 15 year property tax abatement; 100% for the first 12 years and 50% for the remaining three years. It is anticipated that this award will result in significant long-term savings to the Company.

Plan for the Next 24 Months of Operations

We expect to spend the next 24 months in the design-development and construction of the two Plants we presently have under construction, and thereafter anticipate that we will commence production of ethanol and distillers grains at these Plants upon completion. We expect to have sufficient cash on hand and debt financing to cover all costs associated with the construction of these projects, including but not limited to, utilities, construction, equipment acquisition and the working capital needed to commence operations at these Plants. We received a Commitment Letter for debt funding from Farm Credit Services of America and CoBank during the last quarter of 2006, and closed on a credit facility for the Superior project on March 21, 2007

In addition, we expect to have enough cash to cover our costs through this period, including staffing, office costs, audit, legal, compliance and staff training. We estimate that we will need approximately $84.7 million to complete the Shenandoah project, which includes $7.5 million in working capital. At present, we believe we have sufficient funds to complete the Shenandoah project and hope to complete the project as per our current projected budget.  If Fagen completes that Plant early, we will have to pay Fagen an early completion bonus. If this were to happen, we could expend any extra cash we may have on hand by paying the early completion bonus. However, our contract with Fagen stipulates that under certain conditions, payment of any early completion bonus can be converted to a note and paid in installments.

The tables in the Overview section above including the estimated sources of funds and various costs associated with the projects in Shenandoah and Superior also describe operations for the next 24 months. These tables are only estimates and actual expenses could be higher or lower due to a variety of factors described in “Item 1 A - Risk Factors” of our annual report filed on Form 10-K on February 13, 2007.

We are also exploring other possible opportunities that have presented themselves to us, including opportunities of mergers and acquisitions, and anticipate that other opportunities may occur within the renewable fuels industry, due to the significant number of projects that are in various stages of development. We do not anticipate that all of the development stage projects will come to fruition. Opportunities could arise because of this that we may be able to take advantage of. We are also looking at opportunities having to do with other technologies, as well as opportunities that may exist in other regions of the Americas. We believe ethanol and other renewable fuels are not only going to have a significant place within the United States’ energy consumption in the coming years, but also within the world’s consumption of energy.

Operating Expenses

We currently have operating expenses, such as salaries for our Executive Officers and other administrative staff. We are currently in the process of hiring additional staff for the Shenandoah Plant as we are drawing closer to completion. We will have additional operating expenses for other staff as they are hired. Along with such operating expenses, we anticipate that we will have significant expenses related to financing and interest. We have allocated funds in our capital structure for these expenses. However, there can be no assurance that the funds allocated are sufficient to cover the expenses. We may need additional funding to cover these costs if costs are higher than expected.

Results of Operations

We are a later stage development Company. Our fiscal year ends on November 30th of each year.

We have had no revenues from operations since inception in 2004, however, for the three months ended February 28, 2007 and 2006 we have had other income primarily from interest earned on the funds raised in our various offerings and the realized and unrealized profits we have made from our derivative financial instruments purchased as part of our hedging activities during the later part of 2006 and the first quarter of 2007. We recorded interest income of $456,918, and $135,639 for the three months ended February 28, 2007 and 2006, respectively.  Our gains on derivative financial instruments were $1,688,526 for the three months ended February 28, 2007.

We expect interest income to decline as we use the proceeds from our offerings to fund the building of the Plants.  Further, there can be no assurance given that the Company will have future profits on our hedging activities. The price of corn rose dramatically in the September, 2006 to February, 2007 period resulting in the profits on the corn futures and options.  The Company is using futures and options to assure we will have an adequate supply of corn to commence operations at the Shenandoah Plant prior to the new harvest. However, we do not expect the price of corn to continue to rise at the same rate that occurred during the period discussed. Inversely, the price of corn could also decrease and we could incur losses on our positions.

Our operating expenses were $853,501 and $123,811 for the three months ended February 2007 and 2006, respectively.  Our operating expenses are primarily general and administrative expenses for employee salaries, incentives and benefits, professional fess including accounting, legal, consulting, investor relations, board fees and site development fees for consultants for obtaining regulatory permits, plant design, rail design, feasibility studies and other services prior to starting, and during construction.

The increase in operating expenses for the three months ending February 28, 2007 compared to the same period of 2006 was primarily due to: (1) a $451,226 increase in employee salaries, incentives and benefits related to increasing from three employees in Q1 2006 to nine in Q12007, (2) a $136,266 increase in professional fees as the Company utilized consultants for accounting, legal, investor relations, exchange fees and board fees (3) the remaining increase of $142,198 was primarily due to increases in general and administrative for insurance, travel and facilities.

Since inception we have engaged consultants for professional services work.  Prior to the commencement of the construction of our two Plants, our expenses were primarily the result of our efforts to identify viable sites for ethanol plants.  We expended amounts of capital on other potential sites.  We incurred feasibility costs, such as drilling test wells for water availability, plant layout, track design etc. We have also incurred and paid consulting costs with and to PlanScape Partners of Minnesota who the Company engaged to help us develop other sites which we were considering as possible sites to build additional plants.  We used the funds from the Superior Ethanol, LLL acquisition and a nominal amount of additional funds that we received from the exercise of warrants to pay for those costs.

We expect our operating expenses to increase as we add personnel and other administrative costs to support our Plant operations and administrative needs. We expect these increases in expenses and declines in other income will lead to losses in future periods.

As a result of the operating expenses and other income discussed above our income before income taxes was $1,291,943 and $11,828 for the three months ended February 28, 2007 and 2006, respectively.  Our provision for income taxes was $514,700 for first quarter of fiscal 2007. We did not record an income tax expense in the first quarter of fiscal 2006 due to loss carry-forwards. Net income was $777,243 and $11,828 for the first quarter ended February 28, 2007 and 2006, respectively.

Liquidity and Capital Resources

On February 28, 2007 we had $32,381,047 in cash and equivalents. All of the funds we have raised have been invested in short-term US Government backed money market funds and securities. We anticipate that our working capital requirements for the next twenty-four months will be as described above. We believe that we have secured sufficient funding to complete construction and begin operating both of the Plants we currently have under construction. In the immediate future, we intend to focus the majority of our time and efforts on getting the two Plants we have under construction completed and operational. If the high costs of construction were to come down from current levels, and if our share price were to appreciate from current levels, we may decide at that time to move forward with our expansion plans. When, and if, market conditions improve, we may raise additional equity to build additional plants or expand the ones we are presently constructing through public or private offerings of our securities and/or by borrowing additional funds. If we decided to do this, there can be no assurance given that we will be able to acquire the funding necessary for these additional projects at reasonable terms or at all.

In furtherance of our business plan, on February 6, 2006, we entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA (individually and collectively, the “Loan Agreements”). A participating interest under the Loan Documents was transferred to CoBank, ACB. Under the Loan Agreements, the lenders will loan up to $47,000,000. The loan proceeds are to partially finance construction of the Shenandoah Plant and to provide funding for working capital purposes. The Plant is to be in production by no later than May 1, 2007 (our lenders have agreed to work with us on this date as well as other requirements if needed, and at this time, we anticipate that production will not commence in May, but rather approximately 70 to 90 days later) and construction costs are not to exceed an aggregate of $71,000,000, net of refundable sales taxes.  In December of 2006, we complied with all conditions precedent and began drawing on the credit line for construction of the Plant in Shenandoah after first spending the equity we had committed to build the Shenandoah Plant, which was a requirement before we could begin drawing on the credit facilities. The Company believes that it has secured sufficient funding to complete construction of both its Superior and Shenandoah ethanol Plants.

On March 21, 2007, Superior Ethanol, LLC, the wholly subsidiary of the Company, entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA (individually and collectively, the “Loan Agreements”). A participating interest under the Loan Documents was transferred to CoBank, ACB. This agreement required a $1,000 equity investment in both Farm Credit Services of America and CoBank. Under the Loan Agreements, the lenders will lend up to $50,000,000. The amount was lowered from the Commitment Letter based upon negotiations with the bank. The loan proceeds are to partially finance construction of the Superior Plant and to provide funding for working capital purposes. This credit line is available after the required equity has been used for the construction of the Superior Plant.  The loan is comprised of a $40,000,000 amortizing term loan and a $10,000,000 revolving term facility. Superior Ethanol, LLC paid loan origination fees of $422,000, $2,000 for equity in lenders and $73,410 for other debt issuance fees upon the close of the agreement. Superior Ethanol, LLC has not commenced drawing on this credit facility

Loan Commitments and Repayment Terms

Shenandoah - The Shenandoah Loan Agreements are comprised of a $30,000,000 amortizing term loan and a $17,000,000 revolving term facility.

•

Term Loan – This loan is available for advances until July 1, 2007. Principal payments are to commence with $1,200,000 due November 20, 2007, and each quarter thereafter with a final maturity on November 20, 2013 at the latest. In addition, for fiscal years ending in 2007 and thereafter, we are also required to make a special payment equal to 65% of the available (if any) free cash flow from operations, not to exceed $2,000,000 per year, provided, however, that if such payments would result in a covenant default under the Loan Agreements, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $8,000,000.

•

Revolving Term – This loan is available for advances throughout the life of the commitment. This loan requires semi-annual $2,400,000 payments on/step-downs of the commitment to commence on the first day of the month beginning approximately six months after repayment of the term loan, by May 1, 2014 at the latest with a final maturity no later than November 1, 2017.

Superior - The Superior Loan Agreements are comprised of a $40,000,000 amortizing term loan and a $10,000,000 revolving term facility.

•

Term Loan – The term loan is for $40,000,000. The term loan will be available for advances until December 31, 2007. Principal payments will commence with $1,375,000 due July 20, 2008, and then each quarter thereafter. In addition, any refund of sales tax paid in conjunction with construction of the Plant will be applied as an additional payment to the loan. Subject to adjustment in certain cases, final maturity of the term loan is July 20, 2015 at the latest.  In addition, for fiscal years ending in 2007 and ending with fiscal year 2010, we are also required to make a special payment equal to 75% of the available (if any) free cash flow from operations, provided, however, that if such payments would result in a covenant default under the Loan Agreements, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $10,000,000.

•

Revolving Term – The revolving loan is for $10,000,000. The revolving loan will be available for advances and readvances throughout the life of the commitment. Semi-annual $2,500,000 payments on/step-downs of the commitment will commence on the first day of the month beginning approximately six months after repayment of the term loan, and by January 1, 2016 at the latest. The final maturity date is no later than July 1, 2017.

Pricing and fees

Shenandoah –

•

The Loan Agreement will bear interest at either Agent Base Rate (prime) plus 0%-1/2% (based on a ratio of total equity to total assets)  or short-term fixed rates at LIBOR (1, 3 or 6 month) +285 to +335 basis points (based on a ratio of total equity to total assets).

•

The lenders may, however, allow the Company to elect to pay interest at a fixed interest rate to be determined.

•

Origination fees of $352,500, $2,000 for equity in lenders and other fees in the amount of $106,260 have been incurred by the Company through February 28, 2007.  Appraisal, inspecting engineer, and title Company insurance and disbursing fees are also at the Company’s expense.

•

There are annual administrative fees of $25,000 beginning November 20, 2006.

•

An unused commitment fee of ½% on the $17,000,000 Revolving Term Loan began on February 1, 2007.

Superior –

•

The loans will bear interest at either Agent Base Rate (prime) less 10 basis points to plus 25 basis points or short-term fixed rates at LIBOR (1, 3 or 6 month) +280 to +315 basis points based on fulfilling free cash flow payments and profitable operations.

•

The lenders may, however, allow the Company to elect to pay interest at a fixed interest rate to be determined

•

The Loan Agreement provides for a loan origination fee of $422,000. Origination fees of $185,000 and other fees of $69,910 have been incurred by the Company through February 28, 2007. Superior Ethanol, LLC paid loan origination fees of $237,000, $2,000 for equity in lenders and $3,500 for other debt issuance fees upon closing the Loan Agreement. Superior Ethanol, LLC has not commenced drawing on this credit facility. Additional appraisal, inspecting engineer, and title Company insurance and disbursing fees are also at the Company’s expense.

•

There are annual administrative fees of $35,000 beginning November 1, 2007.

•

An unused commitment fee of ¾% on the $17,000,000 Revolving Term Loan An unused commitment fee of ¾% on the $17,000,000 Revolving Term Loan that will commence upon drawing on the loans.

Availability of Advances, Interest Rates and Fees

Advances are subject to satisfaction of specified lending conditions. Advances correlate to budget and construction timeline projections, with verification of progress by a third-party engineer.

Security

As security for the loans, the lenders received a first-position lien on all personal property and real estate owned by us and Superior Ethanol, LLC, the wholly owned subsidiary, including an assignment of all contracts and rights pertinent to construction and on-going operations of the Plants. The Company will be required to maintain certain financial and non-financial covenants during the term of the loans.

Representations, Warranties and Covenants

The Loan Agreements contain representations, warranties, conditions precedent, affirmative covenants (including financial covenants) and negative covenants.

Shenandoah –

•

The Loan Agreements require working capital (current assets over current liabilities in accordance with GAAP consistently applied) of not less than $5,000,000 at the earlier of commencement of operations or by May 31, 2007 and increasing to $6,000,000 at fiscal year ending 2007, and there after, except that in determining current assets, any amounts available (less the amount that would be considered a current liability under GAAP if fully advanced) may be included.

•

The Loan Agreements require net worth (total assets over total liabilities in accordance with GAAP consistently applied) of $31,000,000 million, increasing to $32,000,000 at fiscal year ending 2007, and increasing to $34,000,000 at fiscal year ending 2008 and thereafter.

•

The Loan Agreements require Debt Service Coverage Ratio of 1.5 to 1.0 for fiscal year end 2007 and thereafter.  Debt Service Coverage Ratio is defined as (all as calculated for the most current year-end in accordance with GAAP consistently applied): 1) net income (after taxes), plus depreciation and amortization,; divided by 2) all current portions of regularly scheduled long term debt for the prior period (previous year end). In addition, dividends or other distributions to stockholders will be limited to 40% of the profit net of income taxes for each fiscal year and may be paid only where we are expected to remain in compliance with all loan covenants, terms and conditions. Furthermore, with respect to the fiscal years ending in 2008 and thereafter, an additional distribution may be made to stockholders in excess of the 40% limit for such fiscal year if we have made the required free cash flow payment for/based on such fiscal year, and will thereafter remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said potential additional payment. There can be no assurance that we can remain in compliance with all loan covenants.

Superior –

•

The Loan Agreements require working capital (current assets over current liabilities in accordance with GAAP consistently applied) of not less than $4,500,000 at the earlier of commencement of operations or by December 31, 2007 and increasing to $5,000,000 at fiscal year ending 2008, and there after, except that in determining current assets, any amounts available (less the amount that would be considered a current liability under GAAP if fully advanced) may be included.

•

The Loan Agreements require net worth (total assets over total liabilities in accordance with GAAP consistently applied) of $43,500,000 million, increasing to $47,000,000 at fiscal year ending 2008 and thereafter.

•

The Loan Agreements requires Debt Service Coverage Ratio of 1.25 to 1.0 for fiscal year end 2008 and thereafter.  Debt Service Coverage Ratio is defined as (all as calculated for the most current year-end in accordance with GAAP consistently applied): 1) net income (after taxes), plus depreciation and amortization,; divided by 2) all current portions of regularly scheduled long term debt for the prior period (previous year end).

•

In addition, dividends or other distributions to stockholders will be limited to 40% of the profit net of income taxes for each fiscal year and may be paid only where we are expected to remain in compliance with all loan covenants, terms and conditions. Furthermore, with respect to the fiscal years ending in 2008 and thereafter, an additional distribution may be made to stockholders in excess of the 40% limit for such fiscal year if we have made the required free cash flow payment for/based on such fiscal year, and will thereafter remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said potential additional payment. There can be no assurance that we can remain in compliance with all loan covenants

At February 28, 2007 the Company had drawn $10,462,197 on the Shenandoah Loan Agreement. The Company intends to repay theses commitments with profits generated from the Shenandoah and Superior plants that are being constructed with the funds.  The Company or Management can make no assurances that future profits will be sufficient to repay these credit facilities.

Government Programs and Grants

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

The Iowa Department of Transportation (IDOT), Modal Division has issued an award specifically for the construction of new spur track and the installation of four turnouts to serve the ethanol facility in Shenandoah, IA.  The funding source is a combined Loan/Grant award consisting of a Railroad Revolving Loan of $154,000 or 7.9% of the project costs (whichever is less) and $126,000 Grant or 5.9% of the project costs (whichever is less). Total project costs are estimated to be $2.1 million.

The Company and Superior Ethanol, LLC have each entered into a preliminary agreement with Iowa Western Community College for an Industrial New Jobs Training Agreement through the 260E Program for approximately $175,000.  The 260E Program is designed to assist new businesses in the state of Iowa with costs associated with educating and training new employees.  The 260E program funds are generated through the sale of training certificates, i.e. bonds, underwritten and sold by agents of the Community College Economic Development Group. The costs of the bonds, (i.e. interest payments) are covered by the Iowa Withholding Tax submitted by the Company for the related payroll on the new jobs created.

We believe that we may be eligible for and anticipate applying for other state and federal grant, loan and forgivable loan programs. Most grants that may be awarded to us are considered paid-in capital for tax purposes and are not taxable income. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans. With the exception of the $300,000 zero interest loans and the $100,000 forgivable loans (grants) described above, we are not depending on the award of any such grants as part of our funding of the Projects. However, we may be eligible to receive such grants. If we do, the amount of money we will have to borrow may be reduced by that amount. There can be no assurance that we will receive any funding under any federal or state funding initiative.

Contractual Obligations

Our contractual obligations as of February 28, 2007 were as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	There-after
Long-Term Debt Obligations(1)	$10,737,197	$2,460,000	$8,182,197	$95,000	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations (2)	104,192	55,096	49,096	-	-
Purchase Obligations (3)	80,785,258	80,785,258	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total	$91,626,647	$83,300,354	$8,231,293	$95,000	-

(1)

Includes current portion of long-term debt. Excludes the $100,000 from Iowa Department of Economic development recorded as a non-refundable grant.

(2)

These lease costs are for our office space in Shenandoah and Las Vegas.

(3)

Includes the agreements with Kelly-Hill Company of approximately $319,800 for industrial track rehabilitation, Sunderman, Inc. of approximately $73,000 for the administrative building in Shenandoah, McCormick Construction Company, of approximately $24,300, City of Shenandoah  of approximately $989,700 for wastewater project, ECS of $75,000 for project management and Fagen, Inc. of approximately $18,152,000 for construction at the site in Shenandoah, Iowa, Agra Industries, Inc. of approximately $61,061,300 for the Superior Plant and ECS of $90,000 for construction management at Superior. Included in this amount are approximately $4,687,200 and $4,069,600 of retainage for work that has been completed or estimated to be completed.

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

Recoverable rail line costs

The Company has entered into a contract with Burlington Northern Santa Fe (BNSF) that requires the Company to pay for any major rail line renovation costs for the spur track running from Red Oak, Iowa to the Shenandoah Plant.  Included in the contract is a provision for reimbursement to the Company for the renovation costs up to $3,500,000 through rebates ($50 to $150) issued per rail car load - provided sufficient rail cars are placed on the rail line.   The rebates will be recorded as a reduction to the track renovation costs until the full amount has been recovered.  If the track is sold by BNSF, the agreement provides for repayment to the Company for any portion of the unrecovered renovation costs.

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

The Company has granted no warrants or options for compensation from inception through the period ended February 28, 2007. However, we anticipate that we will do so in the future as part of our anticipated Equity Incentive Plan.  The implementation of any Equity Incentive Plan may have a material impact on our future operating results.

The Company granted the former president and CEO 150,000 shares valued at the original issuance price of $.25 per share for a total of $37,500 for services and this issuance is recorded in fiscal year ending November 30, 2004.  The Company issued 5,000 shares in November, 2005 valued at the IPO price of $10.00 per share to a director for services and this is issuance is recorded in fiscal year ending November 2005.  The Company issued 5,000 shares in January, 2006 valued at the IPO price of $10.00 per share to an engineering firm for services and issued 2,500 shares valued at the fair market price of $37.30 to an organization as a charitable contribution and theses issuances were recorded in fiscal year ending November 30, 2006. In February 2007, the Company granted three clerical employees 25 shares each valued at the then current market value of $22.04.

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider positive and negative evidence, and the weight given to the potential effects of such positive and negative evidence, is based on the extent to which it can be objectively verified. Prior to the 2006 fiscal year, we had incurred losses, therefore, we recorded no tax asset for these losses as there was no evidence the Company would produce a gain in future years.  During the 2006 fiscal year and the current fiscal year, the Company generated realized and unrealized gains to offset operating losses and management believes based on the industry there is a high degree of evidence the Company will produce income in the future sufficient to realize the current deferred tax assets as of February 28, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Recent Accounting Pronouncements

The following accounting pronouncements were adopted (with the exception of SAFS No. 157) in the fiscal year ending November 30, 2006 and became effective in the three months ending February 28, 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans.” SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other Than Pensions,” to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. SFAS No. 158 is effective for our year ending December 31, 2006. The Company does not believe the adoption of SFAS 158 will have a material impact on the Company’s consolidated financial statements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements

In February, 2007 the Financial Accounting Standards Board (“FASB”) issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is expected to expand the use of fair market value measurement, which is consistent with long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of this statement to be significant to the Company’s consolidated financial statements.

Forward-Looking Statements

Throughout this report, we make “forward-looking statements.” Forward-looking statements include the words “may,” “will,” “estimate,” “continue,” “believe,” “expect” or “anticipate” and other similar words. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon Management’s reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, we may not achieve such plans or objectives. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

• The availability and adequacy of our cash flow to meet our requirements, including payment of loans;

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

• The availability of additional capital to support capital improvements and development; and,

• Other factors discussed under “Risk Factors” in our annual report on Form 10-K and as contained herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a start-up company in the later stages of development, which was formed for the purpose of building fuel-grade ethanol Plants to produce ethanol and animal feed products.  Our first Plant is currently being constructed in Shenandoah, Iowa, along with a second Plant in Superior, Iowa. Although we are not presently conducting operations as an ethanol producer, we are presently subject to market risks, concerning our long-term debt, corn futures and options we have purchased as a hedge on a portion of the corn we anticipate we will need once the Shenandoah facility begins production, sometime in mid-2007, as well as 2.1 million bushels of corn that we have contracted for in anticipation of the commencement of operations in Shenandoah. This is explained more fully below.  If and when we begin Plant operations, we will be exposed to the full impact of market fluctuations associated with interest rates and commodity prices as discussed below. At this time, we do not expect to have exposure to foreign currency risk as all of our business is expected to be conducted in U.S. dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term loans and revolving loans which bear variable interest rates. Specifically we have $10,462,197 outstanding in variable rate, long term debt as of February 28, 2007. The specifics of each note are discussed in greater detail in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas requirements and average ethanol price as of February 28, 2007.  The volumes are based on our expected use and sale of these commodities for a one year period from February 28, 2007.  As of February 28, 2007 approximately 10% of our estimated corn usage over the next 12 months was subject to fixed price contracts.   The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 02/28/2007	Approximate Adverse Change to Income
Natural Gas	1,281,855	MMBTU	10%	$935,754
Ethanol	37,701,613	Gallons	10%	$8,520,565
Corn	13,464,862	Bushels	10%	$5,584,383

At February 28, 2007, the Company had 100 July 2007 and 400 December 2007 CBOT Corn Futures contracts (“the Position”) to assure corn supply at the initiation of Plant operations in 2007 with a fair value of $1,593,613. In addition, the Company held a net short corn option position of 200 contracts with an expiration of December 2007 with a net fair value of $267,500. In addition, the Company had a net margin account balance of $423,363 with brokers for Futures Initial Margin.  Our total net derivative financial instruments were $2,284,476 with a Position (net of margin) of $1,861,113. A 10% adverse move in the market value of the Position would result in an approximate pre-tax loss of $1,062,000.  A 10% adverse move in the market value of our net options position would result in an approximate pre-tax loss of $78,000.

At February 28, 2007 the Company had entered into fixed price contracts for corn for a total of approximately 2.1 million bushels. The Company has also taken positions in corn futures and options as a hedge to secure more of the corn we anticipate we will need for operations.

Item 4. Controls and Procedures

The Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2007, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Rick Factors

We believe that the Company is, and will continue to be, susceptible to all of the risk factors set forth in the Company’s Registration Statement on Form S-3/A, filed with the Securities and Exchange Commission on June 9, 2006, File No. 333-134016, and  the related risk factors set forth in the Company’s Prospectus Supplement, filed with the Securities and Exchange Commission on July 7, 2006, as well as all of the risk factors disclosed in our Annual Report on Form 10-K for the year ended November 30, 2006, which risk factors are hereby incorporated by reference. We do not believe there has been any material changes in the risk factors previously disclosed in our most recent Registration Statement and our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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
10.1

Letter Agreement by and between the Company and U.S. Energy, Inc., dated October 5, 2004 (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)

10.2

Letter of Intent by and between the Company and the City of Shenandoah, dated December 16, 2004 (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A filed February 4, 2005, File No. 333-121321)

10.3

Master Loan Agreement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 6, 2006)

10.4

Construction and Term Loan Supplement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 6, 2006)

10.5

Construction and Revolving Term Loan Supplement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA  (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated February 6, 2006)

10.6

Security Agreement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated February 6, 2006)

10.7

Administrative Agency Agreement, dated January 30, 2006, by and between the Company, Farm Credit Services of America, FLCA and CoBank, ACB (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated February 6, 2006)

10.8

Real Estate Mortgage and Financing Statement, dated January 30, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, dated November 30, 2005)

10.9

Lump Sum Design Build Agreement, dated January 13, 2006, by and between the Company and Fagen, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K/A, dated November 30, 2005)

10.10

Allowance Contract, by and between the Company and BNSF Railway Company, dated January 26, 2006 (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, dated November 30, 2005)

10.11

Share Exchange Agreement, dated February 22, 2006, by and between the Company and the parties identified therein (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, dated November 30, 2005)

10.12

Design Build Agreement, dated August 1, 2006, by and between the Company and Agra Industries, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, dated August 31, 2006).

10.13

Employment Agreement, dated September 29, 2006, by and between the Company and Brian L. Larson. (Incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q, dated August 31, 2006).

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
10.14

Master Loan Agreement, dated March 15, 2007, by and between Superior Ethanol, LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.15

Construction and Term Loan Supplement, dated March 15, 2007, by and between Superior Ethanol, LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.16

Construction and Revolving Term Loan Supplement, dated March 15, 2007, by and between Superior Ethanol, LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.17

Administrative Agency Agreement, dated March 15, 2007, by and between Superior Ethanol, LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.18

Security Agreement and Real Estate Mortgage, dated March 15, 2007, by and between Superior Ethanol, LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.19

Amendment No. 1 to the AIA Document A141-2004 Standard Form of Agreement Between Superior Ethanol, LLC and Agra Industries, LLC, dated March 19, 2007, (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

20.1

Risk factors as set forth in the Company’s Registration Statement on Form S-3/A, filed with the Securities and Exchange Commission on June 9, 2006, File No. 333-134016, which risk factors are hereby incorporated by reference.

20.2

Risk factors set forth in the Company’s Prospectus Supplement filed, with the Securities and Exchange Commission on July 7, 2006, File No. 333-134016, which risk factors are hereby incorporated by reference.

31.1	Certification by Wayne B. Hoovestol under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brian L. Larson under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Wayne B. Hoovestol pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brian L. Larson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 9, 2007	GREEN PLAINS RENEWABLE ENERGY, INC. By /s/ Wayne B. Hoovestol_ Wayne B. Hoovestol Chief Executive Officer (Principal Executive Officer)
Date: April 9, 2007	By /s/ Brian L. Larson _ Brian L. Larson Chief Financial Officer (Principal Financial Officer)