Form 10-Q
period 2007-05-31
GREEN PLAINS RENEWABLE ENERGY, INC.
filed 2007-07-05
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2007

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

         ☒   Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer

     ☐

Accelerated filer     ☒

Non-accelerated filer     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 3, 2007
Common Stock, $0.001 par value	6,021,311 Shares

In this Quarterly Report, references to “we,” “us,” “our” or the “Company” refer to Green Plains Renewable Energy, Inc. and its subsidiary, Superior Ethanol, L.L.C.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part II, Item 1A, “Risk Factors,” in this Quarterly Report and under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended November 30, 2006.

PART I. — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GREEN PLAINS RENEWABLE ENERGY, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	November 30,
	2007	2006
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$19,300,481	$43,088,464
Interest receivable	87,827	183,611
Prepaid expenses and other	1,821,978	526,524
Derivative financial instruments	1,414,500	397,875
Deferred income taxes	317,500	-
Total current assets	22,942,286	44,196,474

Property and Equipment – net	98,434,195	47,081,787

Other Assets	4,539,668	4,728,671

Total assets	$125,916,149	$96,006,932

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$16,232,034	$9,704,352
Derivative financial instruments	773,750	-
Deferred income taxes	-	16,400
Current maturities of long term debt	1,260,000	60,000
Total current liabilities	18,265,784	9,780,752

Long –term debt less current maturities	21,823,237	330,000

Stockholders’ Equity
Common stock; $0.001 par value, 25,000,000 shares authorized,
6,021,311 and 6,002,736 shares issued and outstanding, respectively	6,021	6,003
Additional paid-in capital	88,259,425	85,419,806
Retained earnings (accumulated deficit)	(2,438,318)	470,371
Total stockholders' equity	85,827,128	85,896,180

Total liabilities and stockholders' equity	$125,916,149	$96,006,932

See Notes to Condensed Consolidated Financial Statements.

GREEN PLAINS RENEWABLE ENERGY, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	For the Three Months Ended May 31,		For the Six Months Ended May 31,		For the Period From Inception On June 29, 2004 Through May 31,
	2007	2006	2007	2006	2007

Revenues	$-	$-	$-	$-	$-

Operating expenses	3,547,209	455,089	4,400,710	578,900	7,331,547

Loss from operations	(3,547,209)	(455,089)	(4,400,710)	(578,900)	(7,331,547)

Other income (expense)
Gain (loss) on derivative financial instruments	(1,284,472)	-	404,054	-	2,004,450
Interest income	350,442	565,126	807,360	700,765	2,931,451
Interest expense	(45,682)	-	(45,682)	-	(45,682)
Other income	289	-	289	-	3,010

Income (loss) before income taxes	(4,526,632)	110,037	(3,234,689)	121,865	(2,438,318)

Income tax expense (benefit)	(840,700)	-	(326,000)	-	-

Net income (loss)	$(3,685,932)	$110,037	$(2,908,689)	$121,865	$(2,438,318)

Earnings (loss) per common share
Basic	$(0.61)	$0.03	$(0.48)	$0.03
Diluted	$(0.61)	$0.02	$(0.48)	$0.03

Weighted average common shares outstanding -
Basic	6,003,132	4,340,528	6,002,938	4,284,126
Diluted	6,003,132	4,517,629	6,002,938	4,374,143

See Notes to Condensed Consolidated Financial Statements.

GREEN PLAINS RENEWABLE ENERGY, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM NOVEMBER 30, 2006 THROUGH MAY 31, 2007 (Unaudited)
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated)	Total Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance at November 30, 2006	6,002,736	$6,003	$85,419,806	$470,371	$85,896,180

Stock-based compensation to directors and employees	18,075	18	2,829,319	-	2,829,337

Issuance of common stock for land	500	-	10,300	-	10,300

Net loss for the period ended May 31, 2007	-	-	-	(2,908,689)	(2,908,689)
Balance at May 31, 2007	6,021,311	$6,021	$88,259,425	$(2,438,318)	$85,827,128

See Notes to Condensed Consolidated Financial Statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

 (A DEVELOPMENT STAGE COMPANY)

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended May 31,		For the Period From Inception On June 29, 2004 Through May 31,
	2007	2006	2007
Cash flows from operating activities:
Net income (loss)	$(2,908,689)	$121,865	$(2,438,318)
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Stock based compensation	2,829,337	143,250	3,060,087
Depreciation	19,093	4,606	33,987
Unrealized gains (losses) on derivative financial instruments	(73,388)	-	(105,763)
Deferred income tax expense (benefit)	(278,700)	-	(317,500)
Changes in operating assets and liabilities:
Interest receivable	95,783	(73,956)	(87,827)
Prepaid expenses and other	(1,108,290)	(143,426)	(1,634,812)
Derivative financial instruments	(169,487)	-	(534,987)
Accounts payable and accrued liabilities	(129,872)	(90,149)	606,756
Net cash used by operating activities	(1,724,213)	(37,810)	(1,418,377)

Cash flows from investing activities:
Purchase of property and equipment	(44,483,290)	(6,818,816)	(81,795,749)
Purchase of securities	-	-	(28,064,700)
Payment of recoverable rail line costs	-	(3,500,000)	(3,500,000)
Payments related to land option agreements	(5,000)	(17,500)	(31,500)
Cash acquired in acquisition of subsidiary	-	210,291	210,291
Sale of securities	-	28,064,700	28,064,700
Net cash provided (used) by investing activities	(44,488,290)	17,938,675	(85,111,958)

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	1,856,130	83,716,549
Proceeds from issuance of long-term debt	22,723,237	400,000	23,123,237
Payment of principal on long-term debt	(30,000)	-	(40,000)
Payment of loan fees and equity in creditors	(268,717)	(355,150)	(968,970)
Net cash provided by financing activities	22,424,520	1,900,980	105,830,816

Net change in cash and equivalents	(23,787,983)	19,801,845	19,300,481
Cash and equivalents at beginning of period	43,088,464	5,794,936	-
Cash and equivalents at end of period	$19,300,481	$25,596,781	$19,300,481

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC.

 (A DEVELOPMENT STAGE COMPANY)

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Continued from the previous page	For the Six Months Ended May 31,		For the Period From Inception On June 29, 2004 Through May 31,
	2007	2006	2007

Supplemental disclosures of cash flow:
Cash paid for income taxes	$495,037	$-	$495,037
Cash paid for interest	$359,695	$-	$359,695

Non-Cash Investing and Financing Activities:
Common stock issued for acquisition of subsidiary:
Cash	$-	$210,291	$210,291
Deposits related to option agreement	-	11,100	11,100
Site development costs	-	778,609	778,609
Total non-cash consideration for acquisition	$-	$1,000,000	$1,000,000

Property - Land for Superior Plant:
Common stock issued for purchase of land	$10,300	$478,510	$488,810
Transfer of site development costs to land	386,856	-	719,846
Purchase accounting cost allocated to land options transferred to land	100	-	10,100
Land option cost transferred to land	10,000		10,000
Total purchase of land for Superior plant	$407,256	$478,510	$1,228,756

Equipment - Construction-in-progress:
Capitalized interest from amortization of debt issuance costs	$10,565	$-	$10,565
Change in accrued construction liabilities	4,483,747	2,553,066	9,823,123
Change in construction retainage liabilities	1,986,644	817,257	5,614,990
Total non-cash construction costs	$6,480,956	$3,370,323	$15,448,678

See Notes to Condensed Consolidated Financial Statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

(A DEVELOMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

BASIS OF PRESENTATION

We are a later stage development company incorporated on June 29, 2004 under the laws of the state of Iowa. We were organized to construct and operate dry mill, fuel grade ethanol plants. Construction of our first plant, located in Shenandoah, Iowa, began in April 2006.  In August 2006, construction began on a second plant, similar to the Shenandoah facility, in Superior, Iowa. The Shenandoah and Superior ethanol plants under construction are name-plate 50 million gallon per year (“mmgy”) plants. Name-plate means the plant is designed by the design builders and the process technology providers to produce at least the stated quantity of ethanol per year once it becomes operational. At name-plate capacity, each of the plants are expected to, on an annual basis, consume approximately 18 million bushels of corn and produce, in addition to ethanol, approximately 160,000 tons of animal feed known as distillers dried grains with solubles (“DDGS”). In addition, the plants will each produce approximately 148,000 tons of carbon dioxide annually which is expected to be scrubbed and vented.

The accompanying condensed consolidated balance sheet as of November 30, 2006, which has been derived from  our audited consolidated financial statements as filed in our annual report for the period ended November 30, 2006, and the unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Green Plains Renewable Energy, Inc. and its wholly-owned subsidiary Superior Ethanol, L.L.C.  All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Form 10-K as filed with the Securities and Exchange Commission and notes thereto and risk factors contained therein for the fiscal year ended November 30, 2006.

In the opinion of Management, the accompanying unaudited interim financial statements as of May 31, 2007 contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented.

Management is required to make certain estimates and assumptions which affect the amount of assets, liabilities, revenues and expenses we reported and our disclosure of contingent assets and liabilities as of the date of the consolidated financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.

In February, 2007 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is expected to expand the use of fair market value measurement, which is consistent with long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not expect the adoption of this statement to be significant to our consolidated financial statements.

2.

PROPERTY AND EQUIPMENT – NET

The components of property and equipment are as follows:

	May 31, 2007	November 30, 2006
Land and improvements	$5,198,562	$3,521,013
Construction-in-progress	93,081,811	43,480,379
Computer equipment and software	121,173	33,454
Office furniture and equipment	35,052	30,251
Leasehold improvements	1,310	1,310
Vehicles	30,274	30,274
	98,468,182	47,096,681
Less: accumulated depreciation	(33,987)	(14,894)
	$98,434,195	$47,081,787

During the six months ended May 31, 2007 we purchased additional land for the Superior plant.  We paid $1,261,910 cash for the land including certain fees and $10,300 in common stock. In addition, $396,956 of site development and land option costs previously reflected as Other Assets, were transferred to Property and Equipment and are included now in land and improvements above.

We capitalized interest, including amortization of debt issuance costs, of $372,640 and $495,910 in construction-in-progress for the three and six month periods ended May 31, 2007, respectively.

3.

OTHER ASSETS

The components of other assets are as follows:

	May 31, 2007	November 30, 2006
Recoverable rail line costs	$3,500,000	$3,500,000
Debt issuance costs, net	954,405	698,252
Site development costs	58,763	445,619
Land option agreements	22,500	27,600
Equity in lenders related to debt issuance	4,000	2,000
Long-term deferred tax assets	-	55,200
	$4,539,668	$4,728,671

During the six month period ended May 31, 2007, we incurred $240,500 of debt issuance costs related to loan agreements for the Superior plant.  We transferred $396,956 of site development and land option costs to land upon the exercise of an option to purchase land for a portion of the Superior plant site.

4.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are as follows:

	May 31, 2007	November 30, 2006
Accounts payable	$8,722,110	$4,910,387
Accrued liabilities	1,894,933	800,819
Accrued construction retainage	5,614,991	3,628,346
Accrued income taxes	-	364,800
	$16,232,034	$9,704,352

At May 31, 2007, and November 30, 2006, accounts payable and accrued liabilities include $15,438,114 and $8,973,829, respectively for costs related to land and improvements, and construction-in-progress.  Changes in these balances during the periods are considered non-cash investing activities, and are therefore excluded from purchases of property and equipment in the Condensed Consolidated Statements of Cash Flows.

5.

LONG-TERM DEBT

The components of long-term debt are as follows:

	May 31, 2007	November 30, 2006
Shenandoah loan	$22,723,237	$-
Superior loan	-	-
Economic development loan	260,000	290,000
Economic development grant	100,000	100,000
	23,083,237	390,000
Less: current portion	1,260,000	60,000
	$21,823,237	$330,000

Shenandoah Loan Agreement

On February 6, 2006, we entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA (individually and collectively, the “Shenandoah Loan Agreement”). A participating interest under the Shenandoah Loan Agreement was transferred to CoBank, ACB. Under the Shenandoah Loan Agreement, the lenders will loan up to $47,000,000 to partially finance construction of the Shenandoah Plant and to provide funding for working capital purposes.  In December 2006, we complied with all conditions precedent and began drawing on the credit line for construction of the plant in Shenandoah after first, as required under the Shenandoah Loan Agreement, spending the equity we had committed to build the Shenandoah plant. The loan is comprised of a $30,000,000 amortizing term loan and a $17,000,000 revolving term facility.

The Shenandoah Loan Agreement was amended effective May 31, 2007, to reflect the current construction costs and schedule for the Shenandoah plant, to modify certain covenants and repayment requirements, and to reflect changes that had been agreed to as a result of our acquisition of Superior Ethanol.  The following summarizes the significant terms of the Shenandoah Loan Agreement as amended.

Loan Commitments and Repayment Terms –

•

Term Loan – This loan is available for advances until December 1, 2007.  Principal payments are to commence thereafter with $1,200,000 due May 20, 2008, and each quarter thereafter with a final maturity on or before May 20, 2014. In addition, for each fiscal year, we are also required to make special payments equal to 65% of the available (if any) free cash flow from operations, not to exceed $2,000,000 per year, provided, however, that if such payments would result in a covenant default under the Shenandoah Loan Agreement, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $8,000,000.

•

Revolving Term – This loan is available for advances throughout the life of the commitment. Allowable advances under this loan are reduced by $2,400,000 each six month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than November 1, 2014, with the final maturity no later than November 1, 2017.

Pricing and fees –

•

The loans will bear interest at either the Agent Base Rate (prime) plus 0.00% to 0.50% or short-term fixed rates at LIBOR (1, 3 or 6 month) plus 2.85% to 3.35% (each based on a ratio of total equity to total assets).

•

We may, however, elect to pay interest at a fixed interest rate determined by the Lenders.

•

We have incurred origination fees of $352,500, equity in lenders of $2,000 and other fees in the amount of $117,060 through May 31, 2007.  Appraisal, inspecting engineer, title insurance and disbursing fees are at our expense.

•

There are annual administrative fees of $25,000 beginning November 20, 2006.

•

An unused commitment fee of 0.50% on the $17,000,000 Revolving Term Loan began on February 1, 2007.

Availability of Advances, Interest Rates and Fees –

Advances are subject to satisfaction of specified lending conditions. Advances correlate to budget and construction timeline projections, with verification of progress by a third-party engineer.

Security –

As security for the loans, the lenders received a first-position lien on all personal property and real estate we own, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant.

Summary of Loan Covenants –

The Shenandoah Loan Agreement contains affirmative covenants (including financial covenants) and negative covenants including:

•

Maintenance of working capital (current assets over current liabilities in accordance with GAAP consistently applied) of not less than $5,000,000 at the earlier of commencement of operations or by October 31, 2007 and increasing to $6,000,000 effective May 31, 2008, and thereafter, except that in determining current assets, any amounts available under the Revolving Term Loan (less the amount that would be considered a current liability under GAAP if fully advanced) may be included.

•

Maintenance of net worth (total assets over total liabilities in accordance with GAAP consistently applied) of $34,000,000, increasing to $35,500,000 effective May 31, 2008, and increasing to $37,500,000 at fiscal year ending 2008 and thereafter.

•

Maintenance of Debt Service Coverage Ratio of not less than 1.5 to 1.0 for fiscal year end 2008 and thereafter.  Debt Service Coverage Ratio is defined as (all as calculated for the most current year-end in accordance with GAAP consistently applied): 1) net income (after taxes), plus depreciation and amortization,; divided by 2) all current portions of regularly scheduled long term debt for the prior period (previous fiscal year end).

•

Restrictions on dividends or other distributions to stockholders of no more than 40% of the profit, net of income taxes for each fiscal year, allowable only where we are expected to remain in compliance with all loan covenants, terms and conditions. Furthermore, with respect to the fiscal years ending in 2008 and thereafter, an additional distribution may be made to stockholders in excess of the 40% limit for such fiscal year if we have made the required free cash flow payment for such fiscal year, and will thereafter remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of such potential additional payment. We are currently in compliance with all covenants under the Shenandoah Loan Agreement; however, there can be no assurance that we can remain in compliance with all covenants in the future.

All amounts outstanding on the Shenandoah Loan Agreement at May 31, 2007, were drawn on the term loan.  At May 31, 2007, we were paying interest on advances outstanding at 8.75% and incurred total interest (including amortization of debt issuance costs) of $418,472 and $541,758 for the three and six month periods ended May 31, 2007.

Superior Loan Agreement

On March 21, 2007, Superior Ethanol entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA (individually and collectively, the “Superior Loan Agreement”). A participating interest under the Superior Loan Agreement was transferred to CoBank, ACB.  Under the Superior Loan Agreement, the lenders will lend up to $50,000,000 to partially finance construction of the Superior plant and to provide funding for working capital purposes. This credit line is available after the required equity has been used for the construction of the Superior plant.  The loan is comprised of a $40,000,000 amortizing term loan and a $10,000,000 revolving term facility. The following summarizes the significant terms of the Superior Loan Agreement.

Loan Commitments and Repayment Terms –

•

Term Loan – This loan is available for advances until December 31, 2007.  Principal payments are to commence thereafter with $1,375,000 due July 20, 2008, and each quarter thereafter with a final maturity on or before July 20, 2015. In addition, for each fiscal year, we are also required to make special payments equal to 75% of the available (if any) free cash flow from operations, provided, however, that if such payments would result in a covenant default under the Superior Loan Agreement, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $10,000,000.

•

Revolving Term – This loan is available for advances throughout the life of the commitment. Allowable advances under this loan are reduced by $2,500,000 each six month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than July 1, 2015, with the final maturity no later than July 1, 2017.

Pricing and fees –

•

The loans will bear interest at either Agent Base Rate (prime) minus 0.15% to plus 0.25% or short-term fixed rates at LIBOR (1, 3 or 6 month) 2.80% to 3.15% (each depending on whether the operations for the preceding fiscal year were profitable or unprofitable).

•

We may, however, elect to pay interest at a fixed interest rate determined by the Lenders.

•

We have incurred origination fees of $422,000, equity in lenders of $2,000 and other fees in the amount of $73,410 through May 31, 2007.  Appraisal, inspecting engineer, title insurance and disbursing fees are at our expense.

•

There are annual administrative fees of $35,000 beginning November 1, 2007.

•

An unused commitment fee of 0.75% on the $10,000,000 Revolving Term Loan began on March 15, 2007.

Availability of Advances, Interest Rates and Fees –

Advances are subject to satisfaction of specified lending conditions. Advances correlate to budget and construction timeline projections, with verification of progress by a third-party engineer.

Security –

As security for the loans, the lenders received a first-position lien on all personal property and real estate owned by Superior Ethanol, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant.

Summary of Loan Covenants –

 The Superior Loan Agreement contains affirmative covenants (including financial covenants) and negative covenants including:

•

Maintenance of working capital (current assets over current liabilities in accordance with GAAP consistently applied) of not less than $4,500,000 at the earlier of commencement of operations or by December 31, 2007 and increasing to $5,000,000 effective November 30, 2008, and thereafter, except that in determining current assets, any amounts available under the Revolving Term Loan (less the amount that would be considered a current liability under GAAP if fully advanced) may be included.

•

Maintenance of net worth (total assets over total liabilities in accordance with GAAP consistently applied) of $45,100,000, and increasing to $48,600,000 at fiscal year ending 2008 and thereafter.

•

Maintenance of Debt Service Coverage Ratio of not less than 1.25 to 1.0 for fiscal year end 2008 and thereafter.  Debt Service Coverage Ratio is defined as (all as calculated for the most current year-end in accordance with GAAP consistently applied): 1) net income (after taxes), plus depreciation and amortization,; divided by 2) all current portions of regularly scheduled long term debt for the prior period (previous fiscal year end).

•

Restrictions on dividends or other distributions to stockholders of no more than 40% of the profit, net of income taxes for each fiscal year allowable only where we are expected to remain in compliance with all loan covenants, terms and conditions. Furthermore, with respect to the fiscal years ending in 2008 and thereafter, an additional distribution may be made to stockholders in excess of the 40% limit for such fiscal year if we have made the required free cash flow payment for such fiscal year, and will thereafter remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said potential additional payment. We are currently in compliance with all covenants under the Superior Loan Agreement; however, there can be no assurance that we can remain in compliance with all covenants in the future.

Economic Development Loans and Grants

In April 2005, the Iowa Department of Economic Development (“IDED”) awarded us a High-Quality Job Creation (“HQJC”) financing incentive comprised of a $300,000 zero interest loan and a $100,000 forgivable loan (grant) for the Shenandoah project.  The IDED funds became available for our use in March, 2006 - upon closing of the senior debt financing commitment.  Associated with this award are job creation covenants.  We believe those covenants will be fulfilled shortly after the plants commence operations.

Repayments are due on the $300,000 zero interest loan at $5,000 per month for sixty months beginning October 1, 2006. The $100,000 grant was recorded as long-term debt as the covenants related to jobs creation have not been fulfilled as of May 31, 2007.  If the initial requirements for job creation are met we will recognize the grant as income at that time.

6.

STOCK-BASED COMPENSATION

The Green Plains Renewable Energy, Inc. 2007 Equity Incentive Plan (“Equity Incentive Plan”) provides for the granting of stock-based compensation, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock and restricted stock unit awards to eligible employees, non-employee directors and consultants. We have reserved a total of 1.0 million shares of common stock for issuance under the plan. The maximum number of shares of common stock granted to any employee during any year is 50,000.

Grants under the Equity Incentive Plan may include:

Options - Stock options may be granted that are not exercisable until a fixed future date or in installments. Options issued to date are exercisable during their term regardless of termination of employment. The options issued to date may be exercised immediately and must be exercised no later than five years after the grant date.

Stock Awards - Stock awards may be granted to directors and key employees with ownership of the common stock vesting immediately or over a period determined by the Compensation Committee and stated in the award. Those granted to date vested immediately but were restricted as to sales for a specified period. Compensation expense was recognized upon the grant award. The stock awards are measured at fair value on the grant date, adjusted for estimated forfeitures.

Stock Compensation Election for Certain Officers and Directors – We have allowed certain officers and directors the option to receive a portion of their compensation for services in common stock.  The stock is priced at the closing price at the end of each quarter immediately prior to issuance.

We apply SFAS 123(R) “Accounting for Stock-Based Compensation” for all compensation related to stock, options or warrants.  For all awards outstanding, we used a forfeiture rate of zero percent since we have no historical forfeiture experience under our share-based payment plans. We use original issuances of common stock to satisfy our share-based payment obligations.  Compensation cost expensed for our share-based payment plans described below was $2,827,684 and $2,829,337 for the three and six month periods ended May 31, 2007, respectively. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled $1,111,000 and $1,112,000 for the three and six month periods ended May 31, 2007, respectively.  However, due to uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

Effective May 22, 2007, we granted options to purchase 325,000 shares of our common stock to our nine directors for services rendered.  These options are immediately exercisable for up to five years from the grant date at a price of $30.00 per share. The total fair value of the stock option grant was $2,462,615 which was expensed in the second quarter of 2007. The fair value of the grant was determined using the Black-Scholes model and was based on an assumed annual volatility (based on historical volatility experienced) of 48.8%, a dividend yield of 0%, a risk-free interest rate of 4.76% and an expected life of five years.  Since the option price exceeded the closing stock price the aggregate intrinsic value was zero at May 31, 2007.

Also, effective May 22, 2007, we granted 2,000 shares of our common stock to each of our nine directors (for a total of 18,000 shares) for services rendered.  We recorded $365,022 of expense for the value of the shares at the time of issuance, $20.28 per share, which was the closing price of our stock on May 22, 2007.

Certain officers and directors have elected to receive a portion of their compensation for services since January 1, 2007, in unrestricted shares of common stock.  In July 2007, 12,887 shares will be distributed to these individuals valued at $189,787.  Accrued Liabilities at May 31, 2007, included compensation earned to that date of $124,917.

7.

EARNINGS PER SHARE

At May 31, 2007 we had outstanding warrants that are exercisable for 793,221 shares of common stock at an exercise price of $30 per share and warrants that are exercisable for 320,014 shares of common stock at an exercise price of $60 per share. The warrants were sold in our initial and secondary public offerings and the common stock issuable upon exercise of the warrants may be sold by non-affiliates without restriction.  The calculation of diluted earnings per share gives effect to common stock equivalents; however, potential common shares that may be issued upon exercise of all outstanding warrants were excluded for the 2007 periods since their effect would be antidilutive.  For the three and six month periods ended May 31, 2006, the dilutive effect of the warrants using the treasury stock method was 177,101 and 90,017 shares, respectively.

8.

INCOME TAXES

The pre-tax income for the three and six month periods ended May 31, 2007 and 2006 are as follows:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
Income (loss) before income taxes	$(4,526,632)	$110,037	$(3,234,689)	$121,865

The current and deferred components of income tax expense (benefit) for the three months ended May 31, 2007 and 2006 are as follow:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
Current:
Federal	$238,100	$37,400	$(29,400)	$41,400
State	70,100	11,000	20,900	12,200
Total current	308,200	48,400	(8,500)	53,600

Deferred:
Federal	(887,800)	(37,400)	(245,300)	(41,400)
State	(261,100)	(11,000)	(72,200)	(12,200)
Total deferred	(1,148,900)	(48,400)	(317,500)	(53,600)
Income tax expense (benefit)	$(840,700)	$-	$(326,000)	$-

Total income tax expense (benefit) differed from the amount computed by applying the U.S. Federal statutory rates of 34% for the three and six month periods ended May 31, 2007 and 2006 as follows:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
Tax expense (benefit) at U.S. Federal statutory rate	$(1,539,000)	$37,400	$(1,099,700)	$41,400
State tax expense (benefit), net of Federal tax effect	(242,400)	8,600	(174,700)	9,900
Impact of permanent items	500	2,400	1,100	3,500
Change in effective tax rate	-	-	(100)	-
Valuation adjustment	940,200	(48,400)	940,200	(54,800)
Other	-	-	7,200	-
Income tax expense (benefit)	$(840,700)	$-	$(326,000)	$-

Deferred tax assets and liabilities as of May 31, 2007 and November 30, 2006 are summarized as follows:

	May 31, 2007	November 30, 2006
Deferred tax assets:
Current:
Net operating loss carry-forwards	$45,900	$-
Unrealized loss on derivatives	824,300	-
Equity for Services	177,800	-
Total current deferred tax assets	1,048,000	-

Non-Current:
Equity for services	1,089,100	55,200
Other	7,200	-
Total non-current deferred tax assets	1,096,300	55,200
Gross deferred tax assets	2,144,300	55,200
Less: valuation allowance	(1,826,800)	-
Net deferred tax assets	317,500	55,200

Deferred tax liabilities:
Current:
Unrealized gain on derivative financial instruments	-	13,000
Other temporary differences	-	3,400
Total current deferred tax liabilities	-	16,400
Non-Current:
Depreciation for tax in excess of book	67,100	-
Gross deferred tax liabilities	67,100	16,400
Less: valuation allowance	(67,100)	-
Net deferred tax liabilities	-	16,400
Deferred income taxes	$317,500	$38,800

During the three and six month periods ended May 31, 2007, we established a valuation allowance for deferred tax assets and liabilities as we were in the development stage and full realization of future income tax benefits was uncertain. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

9.

COMMITMENTS AND CONTINGENCIES

Plant Construction

Shenandoah –

On January 13, 2006, we entered into a design-build agreement with Fagen Inc.,  under which Fagen will provide all work and services in connection with the engineering, design, procurement, construction startup, performance tests, training for the operation and maintenance of the Shenandoah plant and provide all material, equipment, tools and labor necessary to complete the plant. As consideration for the services to be performed, Fagen will be paid $55,881,454, subject to future adjustments.  We are required to make payments to Fagen based upon monthly progress billings.  We paid $21,898,367 for the six months ended May 31, 2007 and $43,929,791 since work began on the contract. At May 31, 2007, we owed Fagen $6,544,299 for construction completed to-date including retainage and accruals.

If the plant is completed ahead of schedule, we are obligated to pay Fagen an early completion bonus that, under certain conditions, may be paid in installments.

We have entered into agreements with various other contractors related to construction at the Shenandoah site that are currently in progress. The contracts, as amended, total approximately $4,624,601 and as of May 31, 2007, we had paid $1,177,374 and owed the contractors $734,616 for construction completed to-date including retainages and accruals.

Superior –

In August 2006, Superior Ethanol entered into a design-build agreement with Agra Industries, Inc. under which Agra would provide all work and services in connection with the engineering, design, procurement, construction startup, performance tests, training for the operation and maintenance of the plant and provide all materials, equipment, tools and labor necessary to complete the Superior plant.  On March 20, 2007, in connection with the execution of the Superior Loan Agreements, and at the request of the lenders, Superior Ethanol entered into an amendment to the design-build agreement with Agra. As amended, Agra will be paid $75,953,276, subject to future adjustments, for services performed.  We are required to make payments to Agra based upon semi-monthly progress billings.  We paid $18,980,408 for the six months ended May 31, 2007 and $27,697,316 since work began on the contract. At May 31, 2007, we owed Agra $6,234,566 for construction completed to-date including retainage and accruals.

As amended, the Agra contract included an early completion bonus if substantial completion (as defined in the agreement) occurs in advance of January 19, 2008, provided that the facility meets 100% of the performance guarantees within ninety days following the actual date of substantial completion.

We have entered into agreements with various other contractors related to construction at the Superior site. The contracts, as amended, total approximately $329,948 and as of May 31, 2007 we owed the contractors $179,948 for construction completed to-date including retainages and accruals.

Utilities

Shenandoah –

On October 27, 2006, we entered into a capacity agreement with Natural Gas Pipeline Company of America, to provide capacity on their natural gas pipeline for the Shenandoah facility.  We deposited $90,000 with Natural Gas Pipeline Company of America to secure our performance under the agreement.

On October 27, 2006, we entered into an agreement with MidAmerican Energy Company to install a primary electric distribution system for the Shenandoah facility.  We will pay an “excess facilities” tariff of 1.75% of the installed cost on a monthly basis for approximately 5 years.

Superior –

In January 2007, Superior Ethanol entered into a Service Extension Agreement with Iowa Lakes Electric Cooperative for the installation of electrical distribution facilities at the Superior plant. In 2006 Superior Ethanol deposited $350,000 of the expected project cost of $700,000 with Iowa Lakes.   Superior also entered into a ten-year electric service agreement with Iowa Lakes effective November 1, 2007.

On March 2, 2007, we entered into a firm throughput service agreement with Northern Natural Gas Company, to provide capacity on their natural gas pipeline for the Superior facility.  We are obligated to deposit $2,400,000 to secure our performance under the agreement.  Deposits through May 31, 2007, totaled $913,172.

Sales and Marketing

We have entered into exclusive agreements with Renewable Products Marketing Group, LLC (“RPMG”) for the sale of all ethanol produced at both the Shenandoah and Superior plants. The agreements are for one year commencing on the first day ethanol is shipped from the respective plants.  After the one year commitment, if the agreements are not renewed, certain rail car leases entered into by RPMG will be assigned to us and Superior Ethanol.  We would be required to assume the rail car lease related to the Shenandoah plant of approximately $100,000 per month for the remainder of an original seven year lease term. Superior Ethanol would be required to assume the rail car lease of approximately $105,000 per month for the remainder of an original ten year lease term.

We have entered into exclusive agreements with Commodity Specialists Company (“CSC”) for the sale of all the DDGS, wet distillers’ grains and solubles produced at both the Shenandoah and Superior plants. These agreements are for one year commencing on the first day of production at each of the plants.

In March, 2007, we executed a lease contract for 100 rail cars for a ten year period for $68,700 per month for the Shenandoah facility. It is anticipated that we will negotiate a similar lease agreement for rail cars for the Superior plant at some time in the future.  These rail cars will be utilized by us to ship distillers’ grains to customers.

Commodities - Corn

As of May 31, 2007 we had entered into future delivery contracts for approximately 4.2 million bushels valued at approximately $17,146,000.  In addition, we held futures contracts on corn totaling 0.8 million bushels valued at approximately $(11,950).

12.

SUBSEQUENT EVENTS

Essex Elevator Acquisition

On June 1, 2007, we entered into an agreement to purchase Essex Elevator, Inc. in Essex, Iowa for $1.5 million in cash and assumption of liabilities. The agreement is subject to completion of due diligence by the parties and may be terminated at any time prior to closing if a party is dissatisfied with the results of such due diligence.  If due diligence is satisfactory to the parties, we anticipate closing on the agreement in the third quarter of this year. The elevator is located approximately five miles to the northeast of the Shenandoah plant on the same rail line we will use to transport products from our plant.

Stock Issued for Services

Certain officers and directors have elected to receive a portion of their compensation for services since January 1, 2007, in unrestricted shares of common stock.  In July 2007, 12,887 shares will be distributed to these individuals valued at $189,787.  Accrued Liabilities at May 31, 2007, included compensation earned to that date of $124,917.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated financial condition and results of operations. The discussion contains forward-looking statements that involve risks and uncertainties. Actual events or results may differ materially from those indicated in such forward-looking statements. The discussion should be read in conjunction with the condensed financial statements and accompanying notes included herewith, our Annual Report filed on Form 10-K for the year ended November 30, 2006, the consolidated financial statements included therewith and notes to the consolidated financial statements thereto and the risk factors contained therein.

Overview

We are a later stage development company which was formed to construct and operate dry mill, fuel grade ethanol plants. Construction of our first plant, located in Shenandoah, Iowa, began in April, 2006.  In August 2006, construction began on a second plant, similar to the Shenandoah facility, in Superior, Iowa.

To facilitate future growth our plants have been designed for ease of future expansion. We also plan to continue to seek out and explore other growth opportunities and strategies including acquiring existing and developing new ethanol plants and related facilities.  In the near term, however, we intend to continue to focus our efforts on the completion and start-up of the two plants under construction.

For the three and six month periods ended May 31, 2007, we had net losses of $(3,685,932) and $(2,908,689), respectively, compared to net income of $110,037 and $121,865, respectively during the comparable periods for the prior year.  Non-cash compensation costs expensed for our share-based payment plans was $2,827,684 and $2,829,337 for the three and six month periods ended May 31, 2007, respectively. We have an accumulated deficit of $(2,438,318) from inception at June 29, 2004 through May 31, 2007.

We believe we will incur significant losses until we complete the construction of our plants in Shenandoah and Superior and commence operations at these locations. We have options to purchase land in other areas in Iowa, where we may construct additional ethanol plants in the future. However, we may decide to expand production at our two plants under construction, prior to building at other sites.  Further, at this time no assurance can be given that we will be able to build at any of the sites where we have options, or that we will be successful in our efforts to complete construction or commence operations at the two plants we are currently building in Shenandoah and Superior, Iowa. Even if we successfully meet all of these objectives and begin operations of the two plants under construction, no assurance can be given we will be able to operate the plants profitably.

Shenandoah Plant

Our Shenandoah plant under construction is a name-plate 50 million gallon per year (“mmgy”) plant. Name-plate means the plant is designed by the design builders and the process technology providers to produce at least the stated quantity of ethanol per year once it becomes operational. The Shenandoah plant is being built by Fagen, Inc.  ICM, Inc. is the process technology provider for that plant. We expect that the Shenandoah plant, including related working capital, will cost approximately $85.3 million.

At name-plate capacity the Shenandoah plant is expected to, on an annual basis, consume approximately 18 million bushels of corn and produce approximately 50 million gallons of fuel-grade, denatured ethanol, and approximately 160,000 tons of animal feed known as distillers dried grains with solubles (“DDGS”). We have contracted with Renewable Products Marketing Group, LLC, (“RPMG”), an independent broker, to sell the ethanol and with Commodity Specialists Company (“CSC”) to sell the DDGS produced at the Shenandoah plant. Our third party marketing agents will coordinate all sales, marketing, and shipping of our anticipated products.  We believe there are over 200 thousand cattle in feed lots within a 50 mile radius of the plant in Shenandoah. As a result, we believe we may sell a portion of our distillers’ grains in a wet form, which may reduce our processing costs.

Additionally, we believe that at capacity the Shenandoah plant will produce approximately 148,000 tons of carbon dioxide annually. At this time, we intend to scrub and vent the carbon dioxide because we do not believe it would be profitable to install capturing facilities.

We have been advised by Fagan that construction at the Shenandoah plant is progressing with the first grind scheduled to commence in late-August, 2007.  In early June nearly all of the approximately 35 employees needed to operate the plant began working for us.  Employees will complete several weeks of safety and plant operational training prior to commencement of operations at the Shenandoah plant.  The training activities include experience at a fully operational ethanol plant under the direction of ICM’s training staff.  ICM and Fagen have committed to assist us during initial plant operation to assure our employees are properly trained to safely and efficiently operate the Shenandoah plant.

The following table describes our projected sources and uses of funds for the Shenandoah facility. The total projected sources are estimated to be approximately $85.3 million, including $781,000 of interest earned, derivative gains and other, net of surplus funds applied to the Superior plant.  We estimate the cost of the Shenandoah plant to be approximately $85.3 million, which includes $7.5 million in working capital. We believe we have sufficient funds to complete the Shenandoah plant.  However, the actual use of funds is based upon contingencies, such as the estimated cost of construction of the plant and related facilities construction, the cost of debt financing, pre-production period costs and working capital costs.  Working capital costs include inventory costs which may vary significantly based on market prices for corn, ethanol, and DDGS. The following figures are intended to be estimates only and the actual use of funds may vary significantly from the descriptions given below.

 Sources and Uses of Funds

Estimated Sources of Funds:
Net Common Stock and Warrant Proceeds	$37,119,000
Economic Development Loan and Grant	400,000
Interest Earned, Derivative Gains and Other, Net	781,000
Term and Revolving Debt Financing	47,000,000
Total Estimated Sources of Funds	$85,300,000

Estimated Uses of Funds:
Plant Construction	$60,456,000
Site Costs	5,968,000
Railroad Costs	4,900,000
Fire Protection/Water Supply Costs	3,960,000
Rolling Stock Costs	240,000
Financing Costs and Capitalized Interest	1,476,000
Pre-Production Period Costs	800,000
Working Capital and Other Costs	7,500,000
Total Estimated Uses of Funds	$85,300,000

If Fagen completes the Shenandoah plant early, we will have to pay Fagen an early completion bonus that under certain conditions may be paid in installments.

Superior Plant

On February 22, 2006, we acquired all of the outstanding ownership interest in Superior Ethanol, L.L.C.  Superior Ethanol had options to acquire land and had completed a feasibility study relating to the construction of an ethanol plant on this site, zoned as “heavy industrial.”  The site has been awarded a 15-year property tax abatement from Dickinson County, Iowa.  Our Superior plant is a name-plate 50 mmgy plant.  The Superior plant is being built by Agra Industries, Inc. with Delta T Corporation as the technology provider.  We expect that the Superior plant, including related working capital, will cost $105.1 million

At capacity the Superior plant is expected to, on an annual basis, consume approximately 18 million bushels of corn and produce approximately 50 mmgy of fuel-grade denatured ethanol and approximately 160,000 tons of DDGS.  We have contracted with RPMG, an independent broker, to sell the ethanol and with CSC to sell the DDGS produced at the Superior plant. Our third party marketing agents will coordinate all sales, marketing, and shipping of our anticipated products.

Additionally, the plant is expected to produce approximately 148,000 tons of carbon dioxide carbon dioxide. At this time, we intend to scrub and vent the carbon dioxide because we do not believe it would be profitable to install capturing facilities.

We anticipate the Superior plant will be completed sometime early in 2008.

We are currently interviewing individuals to fill management positions at the Superior plant. Once these positions have been filled, we will be hiring staff for the direct operation of the Superior plant. We currently expect to employ approximately 35 people at this plant.

The following table describes our projected sources and uses of proceeds for the Superior facility. The total projected sources are estimated to be $105.1 million, including $6,817,000 of interest earned, derivative gains and other, net.  The interest earned, derivative gains and other, net includes surplus funds from the Shenandoah plant. We anticipate that the cost of the Superior project will be approximately $105.1 million, which includes $8.8 million in working capital.  Our latest estimate was increased primarily to account for increased steel costs, additional water treatment facilities required and credit support related to natural gas service to the plant.  We believe we have sufficient funds available to complete the construction and commence operation of the Superior plant.  However the actual use of funds is based upon contingencies, such as the estimated cost of construction of the plant and related facilities construction, the cost of debt financing, pre-production period costs and working capital costs.  Working capital costs include inventory costs which may vary significantly based on market prices for corn.  Therefore, the following figures are intended to be estimates only and the actual use of funds may vary significantly from the descriptions given below depending on the contingencies described above.

Sources and Uses of Funds

Estimated Sources of Funds:
Net Common Stock Proceeds	$48,317,000
Interest Earned, Derivative Gains and Other, Net	6,817,000
Term and Revolving Debt Financing	50,000,000
Total Estimated Sources of Funds	$105,134,000

Estimated Uses of Funds:
Plant Construction	$80,128,000
Site Costs	4,820,000
Railroad Costs	6,250,000
Fire Protection/Water Supply Costs	2,986,000
Rolling Stock Costs	350,000
Financing Costs and Capitalized Interest	1,800,000
Pre-Production Period Costs	800,000
Working Capital and Other Costs	8,000,000
Total Estimated Uses of Funds	$105,134,000

The tables above are only estimates and actual expenditures could be higher or lower due to a variety of factors described in “Item 1 A - Risk Factors” of our Annual Report filed on Form 10-K for the year ended November 30, 2006.

Near-term Business Plans

In the near-term, we expect to focus on the successful completion of construction of the Shenandoah and Superior plants, and thereafter anticipate that we will commence production of ethanol and distillers grains. We are also developing, along with our third-party marketing agents, the plant builders and technology providers, the commercial and administrative processes necessary for ethanol production including corn procurement, inventory accounting, and ethanol and DDGS marketing.

On June 1, 2007, we entered into an agreement to purchase Essex Elevator, Inc. in Essex, Iowa for $1.5 million in cash and assumption of liabilities. The agreement is subject to completion of due diligence by the parties and may be terminated at any time prior to closing if a party is dissatisfied with the results of such due diligence.  If due diligence is satisfactory to the parties, we anticipate closing on the agreement in the third quarter of this year. The elevator is located approximately five miles to the northeast of the Shenandoah plant on the same rail line we will use to transport products from our plant. We believe that owning additional grain storage located near the Shenandoah plant will allow us greater flexibility in the procurement of corn and will expand our corn purchasing area.

We are also exploring other possible opportunities, including opportunities of mergers and acquisitions involving other ethanol producers and developers, other renewable fuels related technologies and grain and fuel logistics facilities.

Results of Operations

We are a later stage development company. Our fiscal year ends on November 30. For the three and six month periods ended May 31, 2007, we had net losses of $(3,685,932) and $(2,908,689), respectively, compared to net income of $110,037 and $121,865, respectively during the comparable periods for the prior year.  We have had no revenues from operations since inception in June 2004; however, we have had other income primarily from interest earned on the funds raised in our various common stock offerings and the realized and unrealized gains and losses from our derivative financial instruments purchased as part of our risk management activities.

Our operating expenses were $3,547,209 and $4,400,710 for the three and six month periods ended May 31, 2007, respectively.  For the three and six month periods ended May 31, 2006, our operating expenses were $455,089 and $578,900, respectively.  Our operating expenses are primarily general and administrative expenses for employee salaries, incentives and benefits; professional fess for accounting, legal, consulting, and investor relations; and board fees.

The increase in operating expenses for the three and six month periods ending May 31, 2007 compared to the same periods of 2006 was primarily due to an increase in board fees of $2,827,637 as a result of non-cash stock based compensation granted under the 2007 Equity Incentive Plan.  Effective May 22, 2007 we granted all board members shares of stock and stock options.    In addition, employee salaries, incentives and benefits increased $273,132 and $724,358 for the three and six month periods ended May 31, 2007, due primarily to an increase in the number of employees over the prior period.

We recorded interest income of $350,442, and $807,360 for the three and six month periods ended May 31, 2007, respectively.  This compares to $565,126 and $700,765, for comparable periods in 2006.  Interest income has declined in 2007 compared to 2006 as we have used the proceeds from our equity offerings to fund the construction of our plants.

Our gains (losses) on derivative financial instruments were $(1,284,472), and $404,054 for the three and six month periods ended May 31, 2007, respectively.  We utilize derivatives, such as futures and options, to manage price risks for corn expected to be consumed in operations at both the Shenandoah and Superior plants. We have also contracted for fixed-price, future physical delivery of corn with various producers. We intend to continue, and may expand, the use of various derivatives and forward contracts to manage price and supply risks for corn inputs at our plants.

Our ethanol marketer has forward sold quantities of ethanol expected to be produced at our plants during the next 12 months.  We have also contracted for the purchase of denaturant for the Shenandoah plant in anticipation of the commencement of operations. We are also presently in the process of negotiating purchases of natural gas, enzymes, and other needed chemicals to operate the plant, and anticipate that we will have sufficient quantities of these materials in place or under contract prior to the commencement of operations at the Shenandoah plant.

To date, our risk management transactions have not met the specific requirements for hedge accounting treatment under U.S. generally accepted accounting principles (“GAAP”) and as a result changes in market values are recognized in our operations currently. We intend to evaluate the possibility of qualification of future risk management transactions under hedge accounting treatment.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”

As a result of the operating expenses and other income discussed above our loss before income taxes was $(4,526,632) and $(3,234,689) for the three and six month periods ended May 31, 2007, respectively.  Our provision for income tax expense (benefit) was $(840,700) and $(326,000) for the three and six month periods ended May 31, 2007, respectively. We did not record a full income tax benefit for the 2007 periods and the comparable periods in 2006 due to loss carry-forwards.  See Note 8 in “Notes to Condensed Consolidated Financial Statements” included herein.

Liquidity and Capital Resources

On May 31, 2007 we had $19,300,481 in cash and equivalents and $74,276,763 available under committed loan agreements (subject to satisfaction of specified lending conditions). We anticipate utilizing substantially all of these funds for completion of the construction of our plants, and associated working capital requirements.  We believe that we have secured sufficient funding to complete construction and begin operations of both of our ethanol plants.  The acquisition of Essex Elevator and the related working capital that may be associated with acquiring and storing significant quantities of corn is expected to require additional financing.  We may or may not decide to secure these funds prior to closing the acquisition.  In the future we may decide to improve or preserve our liquidity through the issuance of common stock in exchange for materials and services.  In the future we may also sell additional equity or borrow additional amounts to expand the plants we are presently constructing or to build additional plants.  We can provide no assurance that we will be able to acquire the funding necessary for these additional projects at reasonable terms, if at all.

Shenandoah Loan Agreement

On February 6, 2006, we entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA (individually and collectively, the “Shenandoah Loan Agreement”). A participating interest under the Shenandoah Loan Agreement was transferred to CoBank, ACB. Under the Shenandoah Loan Agreement, the lenders will loan up to $47,000,000 to partially finance construction of the Shenandoah Plant and to provide funding for working capital purposes.  In December 2006, we complied with all conditions precedent and began drawing on the credit line for construction of the plant in Shenandoah after first, as required under the Shenandoah Loan Agreement, spending the equity we had committed to build the Shenandoah plant. The loan is comprised of a $30,000,000 amortizing term loan and a $17,000,000 revolving term facility.

The Shenandoah Loan Agreement was amended effective May 31, 2007, to reflect the current construction costs and schedule for the Shenandoah plant, to modify certain covenants and repayment requirements, and to reflect changes that had been agreed to as a result of our acquisition of Superior Ethanol.  The following summarizes the significant terms of the Shenandoah Loan Agreement as amended.

Loan Commitments and Repayment Terms –

•

Term Loan – This loan is available for advances until December 1, 2007.  Principal payments are to commence thereafter with $1,200,000 due May 20, 2008, and each quarter thereafter with a final maturity on or before May 20, 2014. In addition, for each fiscal year, we are also required to make special payments equal to 65% of the available (if any) free cash flow from operations, not to exceed $2,000,000 per year, provided, however, that if such payments would result in a covenant default under the Shenandoah Loan Agreement, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $8,000,000.

•

Revolving Term – This loan is available for advances throughout the life of the commitment. Allowable advances under this loan are reduced by $2,400,000 each six month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than November 1, 2014, with the final maturity no later than November 1, 2017.

Pricing and fees –

•

The loans will bear interest at either the Agent Base Rate (prime) plus 0.00% to 0.50% or short-term fixed rates at LIBOR (1, 3 or 6 month) plus 2.85% to 3.35% (each based on a ratio of total equity to total assets).

•

We may, however, elect to pay interest at a fixed interest rate determined by the Lenders.

•

We have incurred origination fees of $352,500, equity in lenders of $2,000 and other fees in the amount of $117,060 through May 31, 2007.  Appraisal, inspecting engineer, title insurance and disbursing fees are at our expense.

•

There are annual administrative fees of $25,000 beginning November 20, 2006.

•

An unused commitment fee of 0.50% on the $17,000,000 Revolving Term Loan began on February 1, 2007.

Availability of Advances, Interest Rates and Fees –

Advances are subject to satisfaction of specified lending conditions. Advances correlate to budget and construction timeline projections, with verification of progress by a third-party engineer.

Security –

As security for the loans, the lenders received a first-position lien on all personal property and real estate we own, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant.

Summary of Loan Covenants –

 The Shenandoah Loan Agreement contains affirmative covenants (including financial covenants) and negative covenants including:

•

Maintenance of working capital (current assets over current liabilities in accordance with GAAP consistently applied) of not less than $5,000,000 at the earlier of commencement of operations or by October 31, 2007 and increasing to $6,000,000 effective May 31, 2008, and thereafter, except that in determining current assets, any amounts available under the Revolving Term Loan (less the amount that would be considered a current liability under GAAP if fully advanced) may be included.

•

Maintenance of net worth (total assets over total liabilities in accordance with GAAP consistently applied) of $34,000,000, increasing to $35,500,000 effective May 31, 2008, and increasing to $37,500,000 at fiscal year ending 2008 and thereafter.

•

Maintenance of Debt Service Coverage Ratio of not less than 1.5 to 1.0 for fiscal year end 2008 and thereafter.  Debt Service Coverage Ratio is defined as (all as calculated for the most current year-end in accordance with GAAP consistently applied): 1) net income (after taxes), plus depreciation and amortization,; divided by 2) all current portions of regularly scheduled long term debt for the prior period (previous fiscal year end).

•

Restrictions on dividends or other distributions to stockholders of no more than 40% of the profit, net of income taxes for each fiscal year, allowable only where we are expected to remain in compliance with all loan covenants, terms and conditions. Furthermore, with respect to the fiscal years ending in 2008 and thereafter, an additional distribution may be made to stockholders in excess of the 40% limit for such fiscal year if we have made the required free cash flow payment for such fiscal year, and will thereafter remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of such potential additional payment. We are currently in compliance with all covenants under the Shenandoah Loan Agreement; however, there can be no assurance that we can remain in compliance with all covenants in the future.

Superior Loan Agreement

On March 21, 2007, Superior Ethanol entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA (individually and collectively, the “Superior Loan Agreement”). A participating interest under the Superior Loan Agreement was transferred to CoBank, ACB.  Under the Superior Loan Agreement, the lenders will lend up to $50,000,000 to partially finance construction of the Superior plant and to provide funding for working capital purposes. This credit line is available after the required equity has been used for the construction of the Superior plant.  The loan is comprised of a $40,000,000 amortizing term loan and a $10,000,000 revolving term facility. Superior Ethanol paid loan origination fees of $422,000, $2,000 for equity in lenders and $73,410 for other debt issuance fees upon the closing of the agreement. Superior Ethanol has not commenced drawing on this credit facility. The following summarizes the significant terms of the Superior Loan Agreement.

Loan Commitments and Repayment Terms –

•

Term Loan – This loan is available for advances until December 31, 2007.  Principal payments are to commence thereafter with $1,375,000 due July 20, 2008, and each quarter thereafter with a final maturity on or before July 20, 2015. In addition, for each fiscal year, we are also required to make special payments equal to 75% of the available (if any) free cash flow from operations, provided, however, that if such payments would result in a covenant default under the Superior Loan Agreement, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $10,000,000.

•

Revolving Term – This loan is available for advances throughout the life of the commitment. Allowable advances under this loan are reduced by $2,500,000 each six month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than July 1, 2015, with the final maturity no later than July 1, 2017.

Pricing and fees –

•

The loans will bear interest at either Agent Base Rate (prime) minus 0.15% to plus 0.25% or short-term fixed rates at LIBOR (1, 3 or 6 month) 2.80% to 3.15% (each depending on whether the operations for the preceding fiscal year were profitable or unprofitable).

•

We may, however, elect to pay interest at a fixed interest rate determined by the Lenders.

•

We have incurred origination fees of $422,000, equity in lenders of $2,000 and other fees in the amount of $73,410 through May 31, 2007.  Appraisal, inspecting engineer, title insurance and disbursing fees are at our expense.

•

There are annual administrative fees of $35,000 beginning November 1, 2007.

•

An unused commitment fee of 0.75% on the $10,000,000 Revolving Term Loan began on March 15, 2007.

Availability of Advances, Interest Rates and Fees –

Advances are subject to satisfaction of specified lending conditions. Advances correlate to budget and construction timeline projections, with verification of progress by a third-party engineer.

Security –

As security for the loans, the lenders received a first-position lien on all personal property and real estate owned by Superior Ethanol, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant.

Summary of Loan Covenants –

The Superior Loan Agreement contains affirmative covenants (including financial covenants) and negative covenants including:

•

Maintenance of working capital (current assets over current liabilities in accordance with GAAP consistently applied) of not less than $4,500,000 at the earlier of commencement of operations or by December 31, 2007 and increasing to $5,000,000 effective November 30, 2008, and thereafter, except that in determining current assets, any amounts available under the Revolving Term Loan (less the amount that would be considered a current liability under GAAP if fully advanced) may be included.

•

Maintenance of net worth (total assets over total liabilities in accordance with GAAP consistently applied) of $45,100,000, and increasing to $48,600,000 at fiscal year ending 2008 and thereafter.

•

Maintenance of Debt Service Coverage Ratio of not less than 1.25 to 1.0 for fiscal year end 2008 and thereafter.  Debt Service Coverage Ratio is defined as (all as calculated for the most current year-end in accordance with GAAP consistently applied): 1) net income (after taxes), plus depreciation and amortization,; divided by 2) all current portions of regularly scheduled long term debt for the prior period (previous fiscal year end).

•

Restrictions on dividends or other distributions to stockholders of no more than 40% of the profit, net of income taxes for each fiscal year allowable only where we are expected to remain in compliance with all loan covenants, terms and conditions. Furthermore, with respect to the fiscal years ending in 2008 and thereafter, an additional distribution may be made to stockholders in excess of the 40% limit for such fiscal year if we have made the required free cash flow payment for such fiscal year, and will thereafter remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said potential additional payment. We are currently in compliance with all covenants under the Superior Loan Agreement; however, there can be no assurance that we can remain in compliance with all covenants in the future.

Government Programs and Grants

In April 2005, the Iowa Department of Economic Development (“IDED”) awarded us a High-Quality Job Creation (“HQJC”) financing incentive comprised of a $300,000 zero-interest loan and a $100,000 forgivable loan (grant) for the Shenandoah project.  These IDED funds became available for use by us in March, 2006 - upon closing of the senior debt financing commitment.  Associated with this award are job creation and maintenance covenants.  We believe those covenants will be fulfilled.  In addition, the Shenandoah and Superior projects have been awarded tax incentive packages from the Iowa Department of Economic Development under their HQJC program.  The incentive packages include investment income tax credits up to 5% of qualifying expenditures, refunds of certain sales and use taxes paid, and property tax exemptions for all or a portion of the value of certain improvements.  To fully qualify for these benefits, we are required, among other things, to create and maintain for a minimum period of time jobs with set levels of compensation and certain minimum benefits in conjunction with the production of value added agricultural products.  If we meet the requirements of the awards we will recognize the financial benefits of the programs in future periods.

The Iowa Department of Transportation (“IDOT”), Modal Division has issued an award specifically for the construction of new spur track and the installation of four turnouts to serve the Shenandoah plant.  The award consists of a Railroad Revolving Loan of $154,000 or 7.9% of the eligible project costs (whichever is less) and a grant of $126,000 or 5.9% of the eligible project costs (whichever is less). Total eligible project costs are estimated to be $2.1 million.  Advances under the loan/grant are expected to occur after completion of the project.

We and Superior Ethanol have each entered into a Preliminary Industrial New Jobs Training Agreement with two Iowa community colleges for reimbursement of training costs we incur.  Under the agreements the colleges will reimburse us for up to approximately $355,000 in training costs.  The program is designed to assist new businesses in the state of Iowa with costs associated with educating and training new employees.  The program funds are generated through the sale of training certificates, i.e. bonds, underwritten and sold by agents of the Community College Economic Development Group. The bonds are repaid with funds submitted by us for Iowa income tax withholding related to payroll on the new jobs created.  In the event Iowa income tax withholding related to payroll on the new jobs created is insufficient to repay the bonds, we are obligated to pay any shortfall that may exist.

Contractual Obligations

Our contractual obligations as of May 31, 2007 were as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	There-after
Long-Term Debt Obligations(1)	$22,983,237	$1,260,000	$7,380,000	$7,220,000	$7,123,237
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations (2)	8,333,993	881,902	2,505,691	2,473,200	2,473,200
Purchase Obligations (3)	106,073,178	82,482,222	7,909,606	7,776,000	7,776,000
Other Long-Term Liabilities	-	-	-	-	-
Total	$137,390,408	$84,624,124	$17,735,297	$17,529,200	$17,372,437

(1)

Includes current portion of long-term debt. Excludes $100,000 from Iowa Department of Economic Development expected to be recognized as a non-refundable grant.

(2)   Operating lease costs are for rail cars and office space.

(3)   Includes construction agreements and purchase orders with Fagan, Agra and various other contractors for construction of the Shenandoah and Superior plants.  Also includes estimated minimum contractual obligations for RPMG and forward corn purchase contracts.

Critical Accounting Policies and Estimates

Property and equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided primarily on the straight-line method over the estimated useful lives of the assets which are currently 3-7 years.

Land and permanent land improvements are capitalized at cost.  Non-permanent land improvements, construction in progress and interest incurred during construction are capitalized and depreciated upon the commencement of operations of the property.  Amounts withheld from contractors on construction in progress are capitalized as incurred and also reflected as a current liability for accrued retainage.

The cost of repairs and maintenance is charged to expense as incurred.  Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operating income or loss.

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

The determination for permanent land improvements and non-permanent land improvements is based upon a review of the work performed and if the preparation activities would be destroyed by putting the property to a different use, the costs are not considered inextricably associated with the land and are depreciable.  This determination will have an impact on future results because permanent land improvements are not depreciated where non-permanent improvements will be depreciated.

Recoverable rail line costs

Our initial expenditures for renovation costs related to a railroad spur owned by BNSF Railway are included in Other Assets on the Condensed Consolidated Balance Sheets.  Transportation cost reductions allowed by BNSF will be recorded as a reduction to the track renovation costs and included in cost of goods sold until the full amount has been recovered.  If the track is sold by BNSF, the agreement provides for repayment to us for any portion of the unrecovered renovation costs.  We review this asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Currently, we believe we will fully recover the rail line renovation costs and therefore have not recorded a valuation allowance for this asset.

Impairment of long-lived assets

Our long-lived assets consisted of property and equipment and acquired intangible assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future cash flows.

Derivative financial instruments

We follow Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” in accounting for our risk management activities.  Under SFAS No. 133 derivatives such as exchange-traded futures contracts are recognized on the balance sheet at fair value.  At the present time and until operations commence all realized and unrealized gains and losses on derivative financial instruments are recorded in the statement of operations in Other Income.  Upon the commencement of operations, all realized gains and losses on derivative financial instruments will be considered a component of cost of goods sold.  Unrealized gains and losses on derivative financial instruments found to be highly effective hedges for underlying commodity purchases and sales may be designated as cash flow hedges and recorded in “Other Comprehensive Income” net of tax. For ineffective hedges, unrealized gains and losses will be considered a component of cost of goods sold.  Gains and losses on derivatives not recorded in “Other Comprehensive Income” may have a material impact on operating results due to market volatility.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

We use a days approach (estimated billing dollars divided by the number of days), unless other information is available, to estimate the liability for construction work from the billing cut-off to the end of the accounting period.  These amounts can represent material estimates by us.  These accruals do not currently affect our operating results but may have a material impact on our reported assets and liabilities.

Stock based compensation

We apply SFAS No. 123(R) “Accounting for Stock-Based Compensation” for all compensation related to stock, options or warrants. SFAS No. 123(R) requires the recognition of compensation cost using a fair value based method whereby compensation costs is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. We use the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

Accounting for Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109 “Accounting for Income Taxes.”   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowances is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider positive and negative evidence, and the weight given to the potential effects of such positive and negative evidence is based on the extent to which it can be objectively verified.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Recent Accounting Pronouncements

The following accounting pronouncements were adopted (with the exception of SFAS No. 157 and SFAS No. 159) and became effective at the beginning of the fiscal year ending November 30, 2007.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans.” SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other Than Pensions,” to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. SFAS No. 158 is effective for our year ending November 30, 2007. The adoption of SFAS No. 158 did not have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In February, 2007 the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is expected to expand the use of fair market value measurement, which is consistent with long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not expect the adoption of this statement to be significant to our consolidated financial statements.

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

• Changes in commodity prices for corn, ethanol, natural gas, distillers’ grains and electricity;

• Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

• Competition in the ethanol industry;

• The loss of any license or permit;

• Transportation costs for our products and inputs;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Although we are not presently conducting operations as an ethanol producer, we are subject to market risks, concerning our long-term debt, future prices of corn, natural gas, ethanol and DDGS.  From time to time we may purchase corn futures and options to hedge a portion of the corn we anticipate we will need once the Shenandoah facility begins production.  In addition, we have contracted for future physical delivery of corn in anticipation of the commencement of operations. This is explained more fully below.  If and when we begin plant operations, we will be exposed to the full impact of market fluctuations associated with interest rates and commodity prices as discussed below. At this time, we do not expect to have exposure to foreign currency risk as all of our business is expected to be conducted in U.S. dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans which bear variable interest rates. Specifically we have $22,723,237 outstanding in variable rate, long term debt as of May 31, 2007. The specifics of each note are discussed in greater detail in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Commodity Price Risk

We expect to produce ethanol and DDGS from corn and our business will be sensitive to changes in the prices of each of these commodities. The price of corn is subject to fluctuations due to unpredictable factors such as weather, corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. We also expect to use natural gas in the ethanol production process, and our business will be sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include North American exploration and production and the amount of natural gas in underground storage during both the injection and withdrawal seasons.  Ethanol prices are sensitive to world crude-oil supply and demand, crude-oil refining capacity and utilization, government regulation and consumer demand for alternative fuels.  DDGS prices are sensitive to various demand factors, such as cattle on feed and prices for feed alternatives, and supply factors, primarily production by ethanol plants and other sources.

We anticipate that we will attempt to reduce the market risk associated with fluctuations in the price of corn and natural gas by employing a variety of risk management and hedging strategies. Strategies include the use of derivative financial instruments such as futures and options executed on the Chicago Board of Trade (“CBOT”) and/or the New York Mercantile Exchange, as well as the daily management of our physical corn and natural gas procurement relative to plant requirements for each commodity.  The management of our physical corn procurement may incorporate the use of forward fixed-price contracts and basis contracts.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, DDGS and natural gas price risk.  Market risk related to these factors is estimated as the potential change in pre-tax income resulting from hypothetical 10% adverse changes in prices of our expected corn and natural gas requirements and ethanol and DDGS output for a one year period from May 31, 2007.  This analysis excludes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Total Volume Requirements for the next 12 months	Unit of Measure	Approximate Adverse Change to Income
Ethanol	57,026,000	Gallons	$12,489,000
Corn	20,366,000	Bushels	$8,102,000
DDGS	188,000	Tons	$1,694,000
Natural Gas	1,920,000	MMBTU	$1,523,000

At May 31, 2007, approximately 20% of our estimated corn usage for the next 12 months was subject to fixed-price contracts.  This included fixed-price future-delivery contracts for approximately 4.1 million bushels.  In addition, we held CBOT futures contracts on corn totaling 0.8 million bushels.  As a result of these positions, the effect of a 10% adverse move in the price of corn shown above would be reduced by approximately $2,433,000.

At May 31, 2007, approximately 5% of our forecasted ethanol production during the next 12 months has been sold by our ethanol marketer under fixed-price contracts.  As a result of these positions, the effect of a 10% adverse move in the price of ethanol shown above would be reduced by approximately $600,000.  As of May 31, 2007, we had not entered into any fixed-price sales contracts for DDGS or natural gas.

Item 4. Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2007, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation.

We are also developing, along with our third-party marketing agents, the plant builders and technology providers, the commercial and administrative processes necessary for ethanol production including corn procurement, inventory accounting, and ethanol and DDGS marketing.  In conjunction with this activity we are developing internal controls over these processes.  As a result, we expect to have material changes in our internal controls over financial reporting prior to November 30, 2007.  Although we expect to dedicate necessary resources to develop and implement adequate controls, we can provide no assurance that we will be successful and that such controls will be designed and operating effectively at commencement of operations or at November 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our investors should consider the risks set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended November 30, 2006, that could affect us and our business. Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should carefully consider the discussion of risks and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including Forward-Looking Information, which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2007 we issued 500 shares of our common stock to two sophisticated investors as part of an exchange agreement whereby the purchasers conveyed real property to us in exchange for real property and the shares of common stock. The real property we acquired will be used to support the Superior ethanol plant. The Company did not use an underwriter in connection with this transaction. The issuance of the common stock was exempt from registration under Section 4(2) of the Securities Act of 1933 and pursuant to Regulation D as promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on April 19, 2007, at which meeting certain members of our Board of Directors (the “Board”) were elected and the 2007 Equity Incentive Plan was considered for approval. Our Board is comprised of three classes. One class of directors is elected at each annual meeting of shareholders for a three-year term. Each year a different class of directors is elected on a rotating basis. The terms of Barry A. Ellsworth, Brian D. Peterson, and Hershel C. Patton expired at the 2007 annual meeting. The terms of Wayne B. Hoovestol, David A. Hart, and Dr. Michael A. Warren expire at the 2008 annual meeting and the terms of Dan E. Christensen, R. Stephen Nicholson, and Robert D. Vavra expire at the 2009 annual meeting.

Barry A. Ellsworth, Brian D. Peterson, and Hershel C. Patton were nominated by the Board for election to the class whose term expires at the 2010 annual meeting of shareholders. The shareholders then elected Barry A. Ellsworth by a vote of 4,490,622 for and 327,239 withheld authority. The shareholders then elected Brian D. Peterson by a vote of 4,755,355 for and 62,507 withheld authority. The shareholders then elected Hershel C. Patton by a vote of 4,675,953 for and 140,708 withheld authority. The shareholders also voted to approve the 2007 Equity Incentive Plan by a vote of 2,546,202 for, 354,235 against and 71,965 abstained.

Item 5. Other Information

None.

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
10.14

Master Loan Agreement, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.15

Construction and Term Loan Supplement, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.16

Construction and Revolving Term Loan Supplement, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.17

Administrative Agency Agreement, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.18

Security Agreement and Real Estate Mortgage, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.19

Amendment No. 1 to the AIA Document A141-2004 Standard Form of Agreement Between Superior Ethanol, L.L.C. and Agra Industries, LLC, dated March 19, 2007, (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.20	Amendment to the Master Loan Agreement, dated May 31, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated June 13, 2007)
10.21	Revolving Credit Supplement, dated May 31, 2007 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated June 13, 2007)
10.22	Amendment to the Construction and Term Loan Supplement, dated May 31, 2007 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated June 13, 2007)
10.23	Amendment to the Construction and Revolving Term Loan Supplement, dated May 31, 2007 (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated June 13, 2007)
10.24	Employment Agreement dated June 8, 2007, by and between the Company and Jerry L. Peters.
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

31.1	Certification by Wayne B. Hoovestol under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Jerry L. Peters under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Wayne B. Hoovestol pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jerry L. Peters pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: July 3, 2007	GREEN PLAINS RENEWABLE ENERGY, INC. By /s/ Wayne B. Hoovestol Wayne B. Hoovestol Chief Executive Officer (Principal Executive Officer)
Date: July 3, 2007	By /s/ Jerry L. Peters Jerry L. Peters Chief Financial Officer (Principal Financial Officer)