Form 10-Q
period 2007-08-31
GREEN PLAINS RENEWABLE ENERGY, INC.
filed 2007-10-10
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2007

Commission File Number 001-32924

GREEN PLAINS RENEWABLE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Iowa	84-1652107
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

105 North 31st Avenue, Suite 103

Omaha, NE 68131

(Address of principal executive offices and zip code)

(402) 884-8700

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

The number of shares of common stock, par value $0.001 per share, outstanding as of September 28, 2007 was 6,040,565 shares.

_________________________________________________________________________________________

PART I. — FINANCIAL INFORMATION

Item 1.  Financial Statements

GREEN PLAINS RENEWABLE ENERGY, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	November 30,
	2007	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,636,240	$43,088,464
Interest receivable	49,953	183,611
Inventory	3,398,354	-
Prepaid expenses and other	1,415,106	526,524
Derivative financial instruments	385,737	397,875
Deferred income taxes	158,443	-
Total current assets	22,043,833	44,196,474

Property and equipment, net	116,480,791	47,081,787
Deferred income taxes	-	51,800
Other assets	5,919,821	4,673,471

Total assets	$144,444,445	$96,003,532

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$13,085,894	$9,704,352
Derivative financial instruments	212,500	-
Deferred income taxes	-	13,000
Current maturities of long-term debt	2,460,000	60,000
Total current liabilities	15,758,394	9,777,352

Long-term debt	44,524,596	330,000
Deferred income taxes	158,443	-
Total liabilities	60,441,433	10,107,352

Stockholders’ equity
Common stock, $0.001 par value; 25,000,000 shares authorized, 6,033,309 and 6,002,736 shares issued and outstanding, respectively	6,033	6,003
Additional paid-in capital	88,818,889	85,419,806
Retained earnings (accumulated deficit)	(4,821,910)	470,371
Total stockholders' equity	84,003,012	85,896,180

Total liabilities and stockholders' equity	$144,444,445	$96,003,532

See accompanying notes to the condensed consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006

Revenues	$9,303	$-	$9,303	$-
Cost of goods sold	20,641	-	20,641	-
Gross profit (loss)	(11,338)	-	(11,338)	-

Operating expenses	1,750,418	598,622	6,151,128	1,177,522

Operating loss	(1,761,756)	(598,622)	(6,162,466)	(1,177,522)

Other income (expense):
Interest income	194,423	477,744	1,001,783	1,178,510
Interest expense, net of amounts capitalized	(146,446)	-	(192,128)	-
Unrealized loss on inventory	(589,678)	-	(589,678)	-
Gain (loss) on derivative financial instruments	(64,492)	77,388	339,562	77,388
Other, net	15,868	-	16,157	-
Total other income (expense)	(590,325)	555,132	575,696	1,255,898

Income (loss) before income taxes	(2,352,081)	(43,490)	(5,586,770)	78,376

Income tax provision (benefit)	31,511	-	(294,489)	-

Net income (loss)	$(2,383,592)	$(43,490)	$(5,292,281)	$78,376

Earnings (loss) per share:
Basic	$(0.40)	$(0.01)	$(0.88)	$0.02
Diluted	$(0.40)	$(0.01)	$(0.88)	$0.02

Weighted average shares outstanding:
Basic	6,028,862	4,940,821	6,012,232	4,504,373
Diluted	6,028,862	4,940,821	6,012,232	4,576,887

See accompanying notes to the condensed consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated)	Total Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance at November 30, 2006	6,002,736	$6,003	$85,419,806	$470,371	$85,896,180

Stock-based compensation to directors and employees	30,073	30	3,388,783	-	3,388,813

Issuance of common stock for land	500	-	10,300	-	10,300

Net loss for the period ended August 31, 2007	-	-	-	(5,292,281)	(5,292,281)
Balance at August 31, 2007	6,033,309	$6,033	$88,818,889	$(4,821,910)	$84,003,012

See accompanying notes to the condensed consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended August 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(5,292,281)	$78,376
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	39,382	8,713
Unrealized loss on inventory	589,678	-
Unrealized (gains) losses on derivative financial instruments	88,088	(77,388)
Stock-based compensation expense	3,388,813	143,250
Deferred income taxes	38,800	-
Changes in operating assets and liabilities:
Interest receivable	133,658	(190,862)
Inventory	(3,988,032)	-
Prepaid expenses and other	(2,215,162)	(587,826)
Derivative financial instruments	136,549	(67,500)
Accounts payable and accrued liabilities	1,995,878	152,075
Net cash used by operating activities	(5,084,629)	(541,162)

Cash flows from investing activities:
Purchase of property and equipment	(67,616,020)	(24,472,186)
Payment of recoverable rail line costs	-	(3,500,000)
Payments related to land option agreements	(5,000)	(23,500)
Cash acquired in acquisition of subsidiary	-	210,291
Sale of securities	-	28,064,700
Other	(43,679)	-
Net cash provided (used) by investing activities	(67,664,699)	279,305

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	48,882,519
Proceeds from the issuance of long-term debt	46,639,596	400,000
Payment of principal on long-term debt	(45,000)	-
Payment of loan fees and equity in creditors	(297,492)	(372,650)
Net cash provided by financing activities	46,297,104	48,909,869

Net change in cash and equivalents	(26,452,224)	48,648,012
Cash and equivalents, beginning of period	43,088,464	5,794,936
Cash and equivalents, end of period	$16,636,240	$54,442,948

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Continued from the previous page
	For the Nine Months Ended August 31,
	2007	2006
Supplemental disclosures of cash flow:
Cash paid for income taxes	$495,037	$-
Cash paid for interest	$974,646	$-

Noncash investing and financing activities:
Common stock issued for acquisition of subsidiary:
Cash	$-	$210,291
Deposits related to option agreement	-	11,100
Site development costs	-	778,609
Total common stock issued for acquisition of subsidiary	$-	$1,000,000

Property - land for Superior plant:
Common stock issued for purchase of land	$10,300	$478,510
Transfer of site development costs to land	386,856	-
Purchase accounting cost allocated to land options transferred to land	100	332,990
Land option cost transferred to land	10,000	10,000
Total purchase of land for Superior plant	$407,256	$821,500

Equipment - construction-in-progress:
Capitalized interest from amortization of debt issuance costs	$28,647	$-
Change in accrued construction liabilities	4,140,880	3,405,428
Change in construction retainage liabilities	(2,755,216)	1,959,998
Total noncash construction costs	$1,414,311	$5,365,426

See accompanying notes to the condensed consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

References to “we,” “us,” “our” or the “Company”  in this report refer to Green Plains Renewable Energy, Inc. and its subsidiary, Superior Ethanol, L.L.C. We were formed to construct and operate dry mill, fuel grade ethanol plants. Construction of our first plant, located in Shenandoah, Iowa, began in April 2006 and operations commenced in late August 2007. Construction began in August 2006 on a second plant, similar to the Shenandoah facility, in Superior, Iowa, which is currently expected to be completed in early 2008. Both plants are name-plate 50 million gallon per year (“mmgy”) plants. Name-plate means the plant is designed by the design builders and the process technology providers to produce at least the stated quantity of ethanol per year once it becomes operational. At name-plate capacity, on an annual basis, each of the plants is expected to consume approximately 18 million bushels of corn and produce, in addition to ethanol, approximately 160,000 tons of animal feed known as distillers dried grains with solubles (“DDGS”). In addition, each of the plants expects to produce approximately 148,000 tons of carbon dioxide annually which is to be scrubbed and vented.

The accompanying condensed consolidated balance sheet as of November 30, 2006, which has been derived from our audited consolidated financial statements as filed in our annual report for the period ended November 30, 2006, and the unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Green Plains Renewable Energy, Inc. and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. We moved from a development stage company to an operating entity during the quarter ended August 31, 2007. The condensed consolidated financial statements at August 31, 2007, and for the three and nine months ended August 31, 2007 and 2006, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the consolidated financial position, results of operations and cash flows for the interim periods. The results of the interim periods are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Form 10-K as filed with the Securities and Exchange Commission and notes thereto and risk factors contained therein for the fiscal year ended November 30, 2006.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation.

Inventory

During the third quarter of fiscal 2007, we started receiving corn and other inventory items and initiated production of ethanol and distillers grains. Inventory items are stated at the lower of average cost or market.

Recent Accounting Pronouncements

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

2.  INVENTORY

The components of inventory are as follows:

	August 31, 2007	November 30, 2006
Corn	$1,524,792	$-
Chemicals	110,807	-
Work-in-process	958,173	-
Ethanol	518,928	-
Distillers grains	12,000	-
Maintenance supplies and parts	273,654	-
	$3,398,354	$-

Late in the third quarter of fiscal 2007, we made our first corn purchases and initiated production of ethanol and distillers grains.

3.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	August 31, 2007	November 30, 2006
Land and improvements	$6,123,864	$3,521,013
Construction-in-progress	43,450,722	43,480,379
Ethanol plant	66,408,155	-
Plant equipment	40,227	-
Vehicles	280,040	30,274
Computer equipment and software	185,636	33,454
Office furniture and equipment	42,129	30,251
Leasehold improvements and other	3,496	1,310
	116,534,269	47,096,681
Less: accumulated depreciation	(53,478)	(14,894)
	$116,480,791	$47,081,787

During the nine months ended August 31, 2007, we purchased additional land for the Superior plant. We paid $1,261,910 cash for the land including certain fees and $10,300 in common stock. In addition, $396,956 of site development and land option costs previously reflected as other assets were transferred to property and equipment and are included now in land and improvements above. Ethanol plant costs, which will be allocated to their specific asset categories in the fourth quarter of fiscal 2007, relate to our Shenandoah ethanol production facilities, grain storage facilities and other related assets that were put into use at the end of the third quarter of fiscal 2007. We will start depreciating these ethanol plant assets at the beginning of the fourth quarter of fiscal 2007.

We capitalized interest, including amortization of debt issuance costs, of $596,011 and $1,092,087 in construction-in-progress for the three and nine month periods ended August 31, 2007, respectively.

4.  OTHER ASSETS

The components of other assets are as follows:

	August 31, 2007	November 30, 2006
Recoverable rail line costs	$3,500,000	$3,500,000
Utility services deposits	1,326,580	-
Debt issuance costs, net	964,299	698,252
Site development costs	58,763	445,619
Deferred merger and acquisition costs	43,679	-
Land option agreements	22,500	27,600
Equity in lenders related to debt issuance	4,000	2,000
	$5,919,821	$4,673,471

During the nine month period ended August 31, 2007, we incurred $260,500 of debt issuance costs related to loan agreements for the Superior plant. We transferred $396,956 of site development and land option costs to land upon the exercise of an option to purchase land for a portion of the Superior plant site.

5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are as follows:

	August 31, 2007	November 30, 2006
Accounts payable	$1,921,530	$4,910,387
Accrued liabilities	4,780,801	800,819
Accrued construction retainage	6,383,563	3,628,346
Accrued income taxes	-	364,800
	$13,085,894	$9,704,352

At August 31, 2007 and November 30, 2006, accounts payable and accrued liabilities include $10,359,493 and $8,973,829, respectively, for costs related to land and improvements, and construction-in-progress. Changes in these balances during the periods are considered noncash investing activities, and are therefore excluded from purchases of property and equipment in the condensed consolidated statements of cash flows.

6.  LONG-TERM DEBT

The components of long-term debt are as follows:

	August 31, 2007	November 30, 2006
Shenandoah loan	$46,639,596	$-
Superior loan	-	-
Economic development loan	245,000	290,000
Economic development grant	100,000	100,000
Total debt	46,984,596	390,000
Less: current portion	2,460,000	60,000
Long-term debt	$44,524,596	$330,000

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

The Shenandoah Loan Agreement was amended during fiscal 2007 to reflect the current construction costs and schedule for the Shenandoah plant, to modify certain covenants and repayment requirements, and to reflect changes that had been agreed to as a result of our acquisition of Superior Ethanol. The following summarizes the significant terms of the Shenandoah Loan Agreement as amended.

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

•

We have incurred origination fees of $372,650, equity in lenders of $2,000 and other fees in the amount of $110,885 through August 31, 2007. Appraisal, inspecting engineer, title insurance and disbursing fees are at our expense.

•

There is an annual administrative fee of $25,000 that began on November 20, 2006.

•

There is an unused commitment fee of 0.50% on the $17,000,000 revolving term loan that began on February 1, 2007.

Availability of Advances, Interest Rates and Fees

Advances are subject to satisfaction of specified lending conditions. Advances correlate to budget and construction timeline projections, with verification of progress by a third-party engineer.

Security

As security for the loans, the lenders received a first-position lien on personal property and real estate owned by us, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant.

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

•

Maintenance of Debt Service Coverage Ratio of not less than 1.5 to 1.0 for fiscal year end 2008 and thereafter. Debt Service Coverage Ratio is defined as (all as calculated for the most current year-end in accordance with GAAP consistently applied): 1) net income (after taxes), plus depreciation and amortization; divided by 2) all current portions of regularly scheduled long-term debt for the prior period (previous fiscal year end).

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

At August 31, 2007, the entire $30.0 million related to the term loan was outstanding, along with $16.6 million on the revolving term loan. At August 31, 2007, we were paying interest on advances outstanding at 8.75% and incurred total interest (including amortization of debt issuance costs) of $639,369 and $1,011,773 for the three and nine month periods ended August 31, 2007.

Superior Loan Agreement

On March 21, 2007, Superior Ethanol, our wholly-owned subsidiary, entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA (individually and collectively, the “Superior Loan Agreement”). A participating interest under the Superior Loan Agreement was transferred to CoBank, ACB. Under the Superior Loan Agreement, the lenders will lend up to $50,000,000 to partially finance construction of the Superior plant and to provide funding for working capital purposes. This credit line is available after the required equity has been used for construction of the Superior plant. The loan is comprised of a $40,000,000 amortizing term loan and a $10,000,000 revolving term facility. The following summarizes the significant terms of the Superior Loan Agreement.

Loan Commitments and Repayment Terms

•

Term Loan – This loan is available for advances until December 31, 2007. Principal payments are to commence thereafter with $1,375,000 due July 20, 2008, and each quarter thereafter with a final maturity on or before July 20, 2015. In addition, for each fiscal year, we are also required to make special payments equal to 75% of the available (if any) free cash flow from Superior Ethanol’s operations, provided, however, that if such payments would result in a covenant default under the Superior Loan Agreement, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $10,000,000.

•

Revolving Term – This loan is available for advances throughout the life of the commitment. Allowable advances under this loan are reduced by $2,500,000 each six month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than July 1, 2015, with the final maturity no later than July 1, 2017.

Pricing and Fees

•

The loans will bear interest at either Agent Base Rate (prime) minus 0.15% to plus 0.25% or short-term fixed rates at LIBOR (1, 3 or 6 month) plus 2.80% to 3.15% (each depending on whether the operations for the preceding fiscal year were profitable or unprofitable).

•

We may, however, elect to pay interest at a fixed interest rate determined by the Lenders.

•

We have incurred origination fees of $445,500, equity in lenders of $2,000 and other fees in the amount of $69,910 through August 31, 2007. Appraisal, inspecting engineer, title insurance and disbursing fees are at our expense.

•

There is an annual administrative fee of $35,000 that begins on November 1, 2007.

•

There is an unused commitment fee of 0.75% on the $10,000,000 revolving term loan that begins on November 1, 2007.

Availability of Advances, Interest Rates and Fees

Advances are subject to satisfaction of specified lending conditions. Advances correlate to budget and construction timeline projections, with verification of progress by a third-party engineer.

Security

As security for the loans, the lenders received a first-position lien on personal property and real estate owned by Superior Ethanol, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant.

Summary of Loan Covenants

The Superior Loan Agreement contains affirmative covenants (including financial covenants) and negative covenants including:

•

Maintenance of Superior Ethanol’s working capital (current assets over current liabilities in accordance with GAAP consistently applied) of not less than $4,500,000 at the earlier of commencement of operations or by December 31, 2007 and increasing to $5,000,000 effective November 30, 2008, and thereafter, except that in determining current assets, any amounts available under the Revolving Term Loan (less the amount that would be considered a current liability under GAAP if fully advanced) may be included.

•

Maintenance of Superior Ethanol’s net worth (total assets over total liabilities in accordance with GAAP consistently applied) of $45,100,000, and increasing to $48,600,000 for the fiscal year ending 2008 and thereafter.

•

Maintenance of Debt Service Coverage Ratio for Superior Ethanol of not less than 1.25 to 1.0 for fiscal year end 2008 and thereafter. Debt Service Coverage Ratio is defined as (all as calculated for the most current year-end in accordance with GAAP consistently applied): 1) net income (after taxes), plus depreciation and amortization; divided by 2) all current portions of regularly scheduled long-term debt for the prior period (previous fiscal year end).

•

Restrictions on dividends or other distributions to Superior Ethanol’s stockholder of no more than 40% of the profit, net of income taxes for each fiscal year allowable only where we are expected to remain in compliance with all loan covenants, terms and conditions. Furthermore, with respect to the fiscal years ending in 2008 and thereafter, an additional distribution may be made to stockholders in excess of the 40% limit for such fiscal year if we have made the required free cash flow payment for such fiscal year, and will thereafter remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said potential additional payment. We are currently in compliance with all covenants under the Superior Loan Agreement; however, there can be no assurance that we can remain in compliance with all covenants in the future.

Economic Development Loans and Grants

In April 2005, the Iowa Department of Economic Development (“IDED”) awarded us a High-Quality Job Creation (“HQJC”) financing incentive comprised of a $300,000 zero interest loan and a $100,000 forgivable loan (grant) for the Shenandoah project. The IDED funds became available for our use in March 2006 upon closing of the senior debt financing commitment. Associated with this award are job creation covenants.

Repayments are due on the $300,000 zero interest loan at $5,000 per month for sixty months, beginning October 1, 2006. The $100,000 forgivable loan has been recorded as long-term debt. However, if the covenant requirements for job creation are deemed to be properly fulfilled, we will recognize the forgivable loan as grant income at that time.

7.  STOCK-BASED COMPENSATION

We account for all share-based compensation transactions pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires entities to record noncash compensation expense related to payment for employee services by an equity award in their financial statements over the requisite service period.

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

Grants under the Equity Incentive Plan may include:

•

Options – Stock options may be granted that are currently exercisable, that become exercisable in installments, or that are not exercisable until a fixed future date. Certain options that have been issued are exercisable during their term regardless of termination of employment while other options have been issued that terminate at a designated time following the date employment is terminated. Options issued to date may be exercised immediately and/or at future vesting dates, and must be exercised no later than five to eight years after the grant date or they will expire.

•

Stock Awards – Stock awards may be granted to directors and key employees with ownership of the common stock vesting immediately or over a period determined by the Compensation Committee and stated in the award. Stock awards granted to date vested immediately but were restricted as to sales for a specified period. Compensation expense was recognized upon the grant award. The stock awards are measured at fair value on the grant date, adjusted for estimated forfeitures.

•

Stock Compensation Election for Certain Officers and Directors – Certain officers and directors have been allowed the option to receive a portion of their compensation for services in the form of common stock, which is priced at the common stock closing price five days prior to the end of each fiscal quarter.

All of our existing share-based compensation awards have been determined to be equity awards. We currently use a forfeiture rate of zero percent for all existing share-based compensation awards since we have no historical forfeiture experience under our share-based payment plans. We use original issuances of common stock to satisfy our share-based payment obligations.

During the second quarter of fiscal 2007, we granted options to purchase a total of 325,000 shares of our common stock to our nine directors for services rendered. These options are immediately exercisable for up to five years from the grant date at a price of $30.00 per share. The total fair value of the stock option grant was $2,462,615, which was expensed during that quarter. The fair value of the grant was determined using the Black-Scholes model and was based on an assumed annual volatility (based on historical volatility experienced) of 48.8%, a dividend yield of 0%, a risk-free interest rate of 4.8% and an expected life of five years. Since the option price exceeded the closing stock price, the aggregate intrinsic value was zero at August 31, 2007.

During the second quarter of fiscal 2007, we also granted 2,000 shares of our common stock to each of our nine directors (for a total of 18,000 shares) for services rendered. We recorded $365,040 of expense during that quarter for the value of the shares at the time of issuance, $20.28 per share, which was the closing price of our common stock on the date of grant.

During the third quarter of fiscal 2007, we granted 15,500 shares of restricted stock to employees and options to purchase 111,000 shares of our common stock. We are expensing the value of the restricted shares, determined using the closing price of our common stock on the date of grant, over the period of time the restrictions lapse. The fair values of the options are being expensed over the requisite service period. The fair values of the option grants were determined using the Black-Scholes model and were based on assumed annual volatilities (based on historical volatility experienced) ranging from 44.2% to 51.7%, a dividend yield of 0%, risk-free interest rates of 4.6% to 5.1%, and expected lives of 5.5 years. Since the option prices exceeded the closing stock price, the aggregate intrinsic value was zero at August 31, 2007.

Compensation costs expensed for our share-based payment plans described above were $454,358 and $3,388,313 for the three and nine month periods ended August 31, 2007, respectively. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled $184,969 and $1,379,382 for the three and nine month periods ended August 31, 2007, respectively.  However, due to uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

Certain officers and directors have elected to receive a portion of their compensation for services since January 1, 2007 in unrestricted shares of common stock. In September 2007, 3,255 shares will be distributed to these individuals valued at $56,300. Accrued liabilities at August 31, 2007 included compensation earned to that date of $56,300.

 8.  EARNINGS PER SHARE

Basic earnings per common shares (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Excluded from the computations of diluted EPS for the three and nine months ended August 31, 2007 were options to purchase shares of our common stock because their impact would be antidilutive based on current market prices and because we incurred a loss during those fiscal periods.

At August 31, 2007, we had outstanding warrants that are exercisable for 793,221 shares of common stock at an exercise price of $30 per share and warrants that are exercisable for 320,014 shares of common stock at an exercise price of $60 per share. The warrants were sold in our initial and secondary public offerings and the common stock issuable upon exercise of the warrants may be sold by non-affiliates without restriction. The calculation of diluted earnings per share gives effect to common stock equivalents; however, potential common shares that may be issued upon exercise of all outstanding warrants were excluded for the three and nine month periods ended August 31, 2007 periods since their effect would be antidilutive. For the three and nine month periods ended August 31, 2006, the dilutive effect of the warrants using the treasury stock method was 40,427 and 72,514 shares, respectively. We incurred a loss for the three months ending August 31, 2006, and therefore the warrants are not included because they have an anti-dilutive effect.

9.  INCOME TAXES

Pre-tax income for the three and nine months ended August 31, 2007 and 2006 are as follows:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
Income (loss) before income taxes	$(2,352,081)	$(43,490)	$(5,586,770)	$78,376

The current and deferred components of income tax expense (benefit) for the three and nine months ended August 31, 2007 and 2006 are as follow:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
Current:
Federal	$23,443	$-	$(256,657)	$-
State	8,068	-	(76,632)	-
Total current	31,511	-	(333,289)	-

Deferred:
Federal	-	-	29,810	-
State	-	-	8,990	-
Total deferred	-	-	38,800	-

Income tax provision (benefit)	$31,511	$-	$(294,489)	$-

Total income tax expense (benefit) differed from the amount computed by applying the U.S. Federal statutory rates of 34% for the three and nine months ended August 31, 2007 and 2006 as follows:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
Tax expense (benefit) at U.S. federal statutory rate	$(799,802)	$(14,752)	$(1,899,502)	$26,648
State tax expense (benefit), net of federal tax effect	(178,901)	(4,939)	(353,601)	4,961
Valuation adjustment	1,117,834	20,740	2,058,034	(34,060)
Research and experimentation credits	(92,973)	-	(92,973)	-
Other	(14,647)	(1,049)	(6,447)	2,451
Income tax provision (benefit)	$31,511	$-	$(294,489)	$-

Deferred tax assets and liabilities at each balance sheet date are summarized as follows:

	August 31, 2007	November 30, 2006
Deferred tax assets:
Current:
Unrealized loss on derivatives	$22,681	$-
Inventory valuation	240,061	-
Total current deferred tax assets	262,742	-

Non-current:
Net operating loss carryforwards	3,481,480	-
Equity for services	1,290,559	55,200
Tax credits	117,146	-
Other	32,548	-
Total non-current deferred tax assets	4,921,733	55,200

Total deferred tax assets	5,184,475	55,200
Less: valuation allowance	(2,058,034)	-
Net deferred tax assets	3,126,441	55,200

Deferred tax liabilities:
Current:
Unrealized gain on derivative financial instruments	-	13,000

Non-current:
Depreciation for tax in excess of book	3,126,441	3,400
Total deferred tax liabilities	3,126,441	16,400

Deferred income taxes	$-	$38,800

During the nine month periods ended August 31, 2007, we established a valuation allowance for deferred tax assets and liabilities as full realization of future income tax benefits was uncertain. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

10.  COMMITMENTS AND CONTINGENCIES

Shenandoah Plant

Plant Construction

On January 13, 2006, we entered into a design-build agreement for $55,881,454, subject to adjustments, with Fagen Inc. (“Fagen”) under which Fagen provided all work and services in connection with the engineering, design, procurement, construction startup, performance tests, training for the operation and maintenance of the Shenandoah plant; and provided all material, equipment, tools and labor necessary to complete the plant. We paid Fagen $23,950,900 during the nine months ended August 31, 2007 and $51,221,381 since work began on the contract. As of August 31, 2007, we owed Fagen $2,895,373 for construction completed to-date, including retainages and accruals.

We have entered into agreements with various other contractors related to construction at the Shenandoah site. Unpaid amounts on these contracts, as amended, total approximately $5,542,349. As of August 31, 2007, we paid $4,266,202 on these contracts and owed the contractors $224,969 for construction completed to-date, including retainages and accruals.

Utilities

On October 27, 2006, we entered into a capacity agreement with Natural Gas Pipeline Company of America, to provide capacity on their natural gas pipeline for the Shenandoah facility. We deposited $90,000 with Natural Gas Pipeline Company of America to secure our performance under the agreement.

On October 27, 2006, we entered into an agreement with MidAmerican Energy Company to install a primary electric distribution system for the Shenandoah facility. We will pay an excess facilities tariff of 1.75% of the installed cost on a monthly basis for approximately five years.

Superior Plant

Plant Construction

In August 2006, we entered into a design-build agreement with Agra Industries, Inc. under which Agra would provide all work and services in connection with the engineering, design, procurement, construction startup, performance tests, training for the operation and maintenance of the plant; and provide all materials, equipment, tools and labor necessary to complete the Superior plant. On March 20, 2007, in connection with the execution of the Superior Loan Agreements, and at the request of the lenders, we entered into an amendment to the design-build agreement with Agra. As amended, Agra is to be paid $75,953,276, subject to future adjustments, for services performed. We are required to make payments to Agra based upon semi-monthly progress billings. We paid $26,492,654 during the nine months ended August 31, 2007 and $35,209,562 since work began on the contract. As of August 31, 2007, we owed Agra $5,180,343 for construction completed to-date, including retainages and accruals.

As amended, the Agra contract included an early completion bonus if substantial completion (as defined in the agreement) occurs in advance of January 19, 2008, provided that the facility meets 100% of the performance guarantees within ninety days following the actual date of substantial completion.

We have entered into agreements with various other contractors related to construction at the Superior site. The contracts, as amended, total approximately $6,569,934. As of August 31, 2007 we paid $867,741 on these contracts and owed the contractors $919,541 for construction completed to-date, including retainages and accruals.

Utilities

In January 2007, we entered into a service extension agreement with Iowa Lakes Electric Cooperative for the installation of electrical distribution facilities at the Superior plant. In fiscal 2006, we deposited $350,000 of the expected project cost of $700,000 with Iowa Lakes Electric Cooperative. We also entered into a ten-year electric service agreement with Iowa Lakes Electric Cooperative effective November 1, 2007.

On March 2, 2007, we entered into a firm throughput service agreement with Northern Natural Gas Company to provide capacity on their natural gas pipeline for the Superior facility. We are obligated to deposit $2,400,000 to secure our performance under the agreement. Deposits through August 31, 2007, totaled $1,314,469.

Shenandoah and Superior Plants

Sales and Marketing

We have entered into exclusive agreements with Renewable Products Marketing Group, LLC for the sale of all ethanol produced at both the Shenandoah and Superior plants. The agreements are for one year, commencing on the first day ethanol is shipped from the respective plants. After the one-year commitment, if the agreements are not renewed, certain rail car leases entered into by RPMG will be assigned to us. We would be required to assume the rail car lease related to the Shenandoah plant of approximately $100,000 per month for the remainder of an original seven year lease term. We would be required to assume the rail car lease related to the Superior plant of approximately $105,000 per month for the remainder of an original ten year lease term.

We have entered into exclusive agreements with Commodity Specialists Company for the sale of all distillers dried grains with solubles and wet distillers grains with solubles produced at both the Shenandoah and Superior plants. These agreements are for six months for the Shenandoah plant and one year at the Superior plant, commencing on the first day of production at each of the plants.

In March, 2007, we executed a lease contract for 100 rail cars for a ten-year period for $68,700 per month for the Shenandoah facility. We plan to use these rail cars to ship DDGS to customers. We may negotiate a similar lease agreement for rail cars for the Superior plant at some time in the future.

Commodities - Corn

As of August 31, 2007, we had contracted for future corn deliveries valued at approximately $15,614,000.

11.  SUBSEQUENT EVENTS

Essex Elevator Acquisition

On June 1, 2007, we entered into an agreement to purchase Essex Elevator, Inc. for $0.3 million in cash and the assumption of approximately $1.2 million in liabilities. We closed the acquisition on September 24, 2007. The elevator is located approximately five miles to the northeast of the Shenandoah plant on the same rail line we use to transport products from our plant.

Great Lakes Cooperative Plan of Merger

On August 15, 2007, we entered into an agreement and plan of merger with Great Lakes Cooperative. The closing of the transaction is subject to various conditions, including approval by Great Lakes’ shareholders. If the plan of merger is approved by Great Lakes’ shareholders, outstanding Great Lakes common stock A shares, common stock B shares and preferred stock shares will be exchanged for (i) an aggregate of 450,840 shares of our common stock, plus (ii) an aggregate of $12.5 million in cash. The shares of our common stock issued in the exchange will be registered on a Registration Statement on Form S-4. We will not be seeking shareholder approval of the proposed transaction from our shareholders.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

References to “we,” “us,” “our” or the “Company”  in this report refer to Green Plains Renewable Energy, Inc. and its subsidiary, Superior Ethanol, L.L.C. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the condensed financial statements and accompanying notes included herewith, our Annual Report filed on Form 10-K for the year ended November 30, 2006, the consolidated financial statements included therewith and notes to the consolidated financial statements thereto and the risk factors contained therein.

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions. Forward-looking statements may include words or phrases such as management or the Company “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “should,” “will,” “goals,” and other words and terms of similar meaning. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all of the forward-looking statements in this report may turn out to be wrong. Actual events or results may differ materially from those indicated in such forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements after the date of this report. Factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” in this report and in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended November 30, 2006.

Overview

We were formed to construct and operate dry mill, fuel grade ethanol plants. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. The ethanol industry in the U.S. has grown significantly over the last few years as its use reduces harmful auto emissions, enhances octane ratings of the gasoline with which it is blended, offers consumers a cost-effective choice at the pump, and decreases the amount of crude oil the U.S. needs to import from foreign sources. Ethanol is most commonly retailed as E10, the 10 percent blend of ethanol for use in all American automobiles. Increasingly, ethanol is also available as E85, a higher percentage ethanol blend for use in flexible fuel vehicles. We expect that the market for ethanol will continue to expand due to new federal mandates for its increased usage and the desire to reduce imports of foreign crude oil.

Construction of our first ethanol plant, located in Shenandoah, Iowa, began in April 2006. Operations commenced and we produced initial amounts of ethanol and DDGS at the Shenandoah plant in late August 2007, which moved us from a development stage company to an operating entity. Construction began in August 2006 on a second plant, similar to the Shenandoah facility, in Superior, Iowa, which is currently expected to be completed in early 2008. We are currently focusing our efforts on efficient operation of the Shenandoah plant, as well as preparing for the completion of our Superior plant. To facilitate future growth, our plants have been designed for ease of future expansion. We also plan to explore other growth opportunities and strategies, which may include acquiring existing (or building new) ethanol plants and related facilities, including grain storage facilities.

For the three and nine months ended August 31, 2007, we had net losses of $2,383,592 and $5,292,281, respectively, compared to a net loss of $43,490 and net income of $78,376, respectively, during the comparable periods of the prior year. Noncash compensation costs expensed for our share-based payment plans was $559,476 and $3,493,441 for the three and nine months ended August 31, 2007, respectively. Unrealized loss on corn inventory was $589,678 for the three and nine months ended August 31, 2007. We have an accumulated deficit of $4,821,910 as of August 31, 2007.

Operating results within the ethanol industry are highly dependent on commodity prices, especially prices for corn, ethanol and natural gas. As a result of price volatility for these commodities, our operating results may fluctuate substantially. We may experience increasing costs for corn and decreasing prices for ethanol and DDGS which could significantly impact our operating results. Based on recent forward prices of corn and ethanol, we may be operating our plants at low to possibly negative operating margins. Increases in corn prices or decreases in ethanol prices may result in it being unprofitable to operate our plants. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

At this time, no assurance can be given that we will be successful in our efforts to complete construction or commence operations at the plant we are currently building in Superior. We expect to incur significant losses until we complete the construction of our Superior plant and commence operations at this second location. Even if we successfully meet all our objectives and begin operations at the second plant, no assurance can be given we will be able to operate either or both of the plants profitably. If successful, however, we may decide to expand production at our Shenandoah and/or Superior plants or possibly build at other sites.

Shenandoah Plant

Our Shenandoah plant is a name-plate 50 million gallon per year (“mmgy”) facility. Name-plate means the plant is designed by the design builders and the process technology providers to produce at least the stated quantity of ethanol per year once it becomes operational. Fagen, Inc. constructed the plant and ICM, Inc. provided the process technology design.

At name-plate capacity the Shenandoah plant is expected to, on an annual basis, consume approximately 18 million bushels of corn and produce approximately 50 million gallons of fuel-grade, undenatured ethanol, and approximately 160,000 tons of animal feed known as distillers dried grains with solubles (“DDGS”). We have contracted with Renewable Products Marketing Group, LLC, (“RPMG”), an independent broker, to sell the ethanol and with Commodity Specialists Company (“CSC”) to sell the DDGS produced at the Shenandoah plant. In August 2007, CSC assigned to CHS Inc., a Minnesota cooperative corporation, all of its right, title and interest in our marketing agreement, subject to our consent, which we provided in September 2007. Our third party marketing agents will coordinate all sales, marketing, and shipping of our products. We believe there are over 200 thousand cattle in feed lots within a 50 mile radius of the plant in Shenandoah. As a result, we believe we may sell a portion of our distillers’ grains in a wet form, which reduces our processing costs.

The plant is expected to produce approximately 148,000 tons of carbon dioxide carbon dioxide. We are scrubbing and venting the carbon dioxide because we do not believe it would be profitable to install capturing facilities.

Our first grind of corn at the Shenandoah plant occurred in late August 2007.  Nearly all of the 37 employees needed to operate the plant began working for us by early June. Plant employees completed several weeks of safety and plant operational training prior to commencement of operations at the Shenandoah plant. The training activities included experience at a fully operational ethanol plant under the direction of ICM’s training staff. ICM and Fagen assisted us during initial plant operation to ensure that our employees are properly trained to safely and efficiently operate the Shenandoah plant. On September 13, 2007, the Shenandoah plant completed the performance test of the Fagen contract by completing seven days of continuous operation at or exceeding certain identified performance criteria, including production at name-plate capacity levels.

The following table describes our projected sources and uses of funds for the Shenandoah facility. The total projected sources are estimated to be approximately $85.3 million, including $781,000 of interest earned, derivative gains and other, net of surplus funds applied to the Superior plant.  We estimate the cost of the Shenandoah plant to be approximately $85.3 million, which includes $8.3 million in working capital and pre-production period costs. Working capital costs include inventory costs which may vary significantly based on market prices for corn, ethanol, and DDGS. The following figures are intended to be estimates only and the actual use of funds may vary significantly from the descriptions given below.

 Sources and Uses of Funds

Estimated sources of funds:
Net common stock and warrant proceeds	$37,119,000
Economic development loan and grant	400,000
Interest earned, derivative gains and other, net	781,000
Term and revolving debt financing	47,000,000
Total estimated sources of funds	$85,300,000

Estimated uses of funds:
Plant construction	$60,456,000
Site costs	5,968,000
Railroad costs	4,900,000
Fire protection / water supply costs	3,960,000
Rolling stock costs	240,000
Financing costs and capitalized Interest	1,476,000
Pre-production period costs	800,000
Working capital and other costs	7,500,000
Total estimated uses of funds	$85,300,000

Amounts in the above table are only estimates. The final accounting and cost segregation for the Shenandoah plant will be performed in the fourth quarter of fiscal 2007.

Superior Plant

On February 22, 2006, we acquired all of the outstanding ownership interest in Superior Ethanol, which had options to acquire land and had completed a feasibility study relating to the construction of an ethanol plant on this site, zoned as “heavy industrial.” Our Superior plant is a name-plate 50 mmgy plant. The Superior plant is being built by Agra Industries, Inc. with Delta T Corporation as the technology provider. We anticipate the Superior plant will be completed sometime early in 2008.

At capacity, the Superior plant is expected to, on an annual basis, consume approximately 18 million bushels of corn and produce approximately 50 mmgy of fuel-grade undenatured ethanol and approximately 160,000 tons of DDGS. We have contracted with RPMG to sell the ethanol and with CSC to sell the DDGS produced at the Superior plant. In August 2007, CSC assigned to CHS Inc. all of its right, title and interest in Superior Ethanol’s marketing agreement, subject to Superior Ethanol’s consent, which we provided in October 2007. Our third party marketing agents will coordinate all sales, marketing, and shipping of our products.

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

The following table describes our projected sources and uses of proceeds for the Superior facility. The total projected sources are estimated to be $105.1 million, including $6,817,000 of interest earned, derivative gains and other, net. The interest earned, derivative gains and other, net includes surplus funds from the Shenandoah plant. We anticipate that the cost of the Superior plant will be approximately $105.1 million, which includes $8.8 million in working capital and pre-production period costs. Our latest estimate was increased primarily to account for increased steel costs, additional water treatment facilities required and credit support related to natural gas service to the plant. We believe we have sufficient funds available to complete the construction and commence operation of the Superior plant. However, the actual use of funds is based upon contingencies, such as the estimated cost of construction of the plant and related facilities construction, the cost of debt financing, pre-production period costs and working capital costs. Working capital costs include inventory costs which may vary significantly based on market prices for corn. Therefore, the following figures are intended to be estimates only and the actual use of funds may vary significantly from the descriptions given below depending on the contingencies described above.

Sources and Uses of Funds

Estimated sources of funds:
Net common stock and warrant proceeds	$48,317,000
Interest earned, derivative gains and other, net	6,817,000
Term and revolving debt financing	50,000,000
Total estimated sources of funds	$105,134,000

Estimated uses of funds:
Plant construction	$79,605,000
Site costs	4,720,000
Railroad costs	6,342,000
Fire protection / water supply costs	3,517,000
Rolling stock costs	350,000
Financing costs and capitalized Interest	1,800,000
Pre-production period costs	800,000
Working capital and other costs	8,000,000
Total estimated uses of funds	$105,134,000

Amounts in the above table are only estimates. Actual expenditures could be higher or lower due to a variety of factors, including those described in “Item 1A - Risk Factors” of our Annual Report filed on Form 10-K for the year ended November 30, 2006.

Merger and Acquisition Activities

On June 1, 2007, we entered into an agreement to purchase Essex Elevator, Inc. for $0.3 million in cash and the assumption of approximately $1.2 million in liabilities. We closed the acquisition on September 24, 2007. The elevator is located approximately five miles to the northeast of the Shenandoah plant on the same rail line we use to transport products from our plant.  We believe that owning additional grain storage located near the Shenandoah plant will allow us greater flexibility in the procurement of corn and will expand our corn purchasing opportunities.

On August 15, 2007, we entered into an agreement and plan of merger with Great Lakes Cooperative. The closing of the transaction is subject to various conditions, including approval by Great Lakes’ shareholders. If the plan of merger is approved by Great Lakes’ shareholders, outstanding Great Lakes common stock A shares, common stock B shares and preferred stock shares will be exchanged for (i) an aggregate of 450,840 shares of our common stock, plus (ii) an aggregate of $12.5 million in cash. The shares of our common stock issued in the exchange will be registered on a Registration Statement on Form S-4. We will not be seeking shareholder approval of the proposed transaction from our shareholders.

We are also exploring other possible opportunities, including opportunities of mergers and acquisitions involving other ethanol producers and developers, other renewable fuels related technologies and grain and fuel logistics facilities.

Critical Accounting Policies and Estimates

This disclosure is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that the Company make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates. The following key accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation to-date, which has been for computer equipment and software, office furniture and equipment, vehicles, and other fixed assets, has been provided primarily on the straight-line method over the estimated useful lives of the assets, which are currently at 3-7 years. Our ethanol production facilities, grain storage facilities, railroad track and other related assets that were put into use at the end of the third quarter of fiscal 2007 will be depreciated over longer estimated useful lives, which are to be determined during the fourth quarter of fiscal 2007 when the final accounting and cost segregation is completed.

Land and permanent land improvements are capitalized at cost. Non-permanent land improvements, construction in progress, and interest incurred during construction are capitalized and depreciated upon the commencement of operations of the property. The determination for permanent land improvements and non-permanent land improvements is based upon a review of the work performed and if the preparation activities would be destroyed by putting the property to a different use, the costs are not considered inextricably associated with the land and are depreciable. This determination will have an impact on future results because permanent land improvements are not depreciated whereas non-permanent improvements will be depreciated.

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Recoverable rail line costs

Our initial expenditures for renovation costs related to a railroad spur owned by BNSF Railway (“BNSF”) are included in other assets on the condensed consolidated balance sheets. Transportation cost reductions allowed by BNSF will be recorded as a reduction to the track renovation costs and included in cost of goods sold until the full amount has been recovered. If the track is sold by BNSF, the agreement provides for repayment to us for any portion of the unrecovered renovation costs. We review this asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Currently, we believe we will fully recover the rail line renovation costs and therefore have not recorded a valuation allowance for this asset.

Impairment of long-lived assets

Our long-lived assets consist of property and equipment and acquired intangible assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future cash flows.

Share-based compensation

We account for share-based compensation transactions using a fair-value-based method, which requires us to record noncash compensation costs related to payment for employee services by an equity award, such as stock options, in our consolidated financial statements over the requisite service period. Our outstanding stock options are subject only to time-based vesting provisions and include exercise prices that are equal to the fair market value of our common stock at the time of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using assumptions pertaining to expected life, interest rate, volatility and dividend yield. Expected volatilities are based on historical volatility of our common stock. The expected life of options granted represents an estimate of the period of time that options are expected to be outstanding, which is shorter than the term of the option. In addition, we are required to calculate estimated forfeiture rates on an ongoing basis that impact the amount of share-based compensation costs we record. If the estimates we use to calculate the fair value for employee stock options differ from actual results, or actual forfeitures differ from estimated forfeitures, we may be required to record gains or losses that could be material.

Derivative financial instruments

We follow Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” in accounting for our risk management activities. Under SFAS No. 133 derivatives such as exchange-traded futures contracts are recognized on the balance sheet at fair value. Until operations commence, all realized and unrealized gains and losses on derivative financial instruments are recorded in the statement of operations in other income. Upon the commencement of operations, all realized gains and losses on derivative financial instruments will be considered a component of cost of goods sold. Unrealized gains and losses on derivative financial instruments found to be highly effective hedges for underlying commodity purchases and sales may be designated as cash flow hedges and recorded in other comprehensive income, net of tax. For ineffective hedges, unrealized gains and losses will be considered a component of cost of goods sold. Gains and losses on derivatives not recorded in other comprehensive income may have a material impact on operating results due to market volatility.

Accounting for Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowances is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider positive and negative evidence, and the weight given to the potential effects of such positive and negative evidence is based on the extent to which it can be objectively verified.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Recent Accounting Pronouncements

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

Results of Operations

For the three and nine months ended August 31, 2007, we had net losses of $2,383,592 and $5,292,281, respectively, compared to a net loss of $43,490 and net income of $78,376, respectively, during the comparable periods of fiscal 2006. Except for a small amount of revenues from the sale of DDGS at the end of the third quarter of fiscal 2007, we have had no revenues from operations since our inception in June 2004. Due to the fact that the first outputs of DDGS were “test product” that were sold at discounted rates, we reported a small gross loss on third quarter revenues. Based on recent forward prices for corn and ethanol, we may be operating the Shenandoah plant at low to possibly negative operating margins.

Operating expenses were $1,750,418 and $6,151,128 for the three and nine months ended August 31, 2007, respectively, as compared to operating expenses of $598,622 and $1,177,522, respectively, during the comparable periods of fiscal 2006. Our operating expenses are primarily general and administrative expenses for employee salaries, incentives and benefits; stock-based compensation expenses; office expenses; board fees; and professional fees for accounting, legal, consulting, and investor relations activities. The increase in operating expenses for the three and nine months ending August 31, 2007, as compared to the same periods of 2006, was partially due to an increase in employee salaries, incentives and benefits resulting from the increase in employees needed to operate the Shenandoah plant. The Shenandoah plant employs 37 full-time people. Additionally, many of the new employees went through extensive training specifically related to ethanol plant operations during the period of time between their hire date and the commencement of plant operations. Another reason for the large increase in operating expenses during the three and nine months ending August 31, 2007, as compared to same periods of fiscal 2006, relates to stock-based compensation expenses. We recorded $559,476 and $3,493,441 in stock-based compensation expenses during the three and nine months ending August 31, 2007, respectively, with no such costs during fiscal 2006. A significant portion of these stock-based compensation expenses were board-related fees totaling $2,827,655, which were recorded in the second quarter of fiscal 2007, resulting from share and options grants to all board members under the 2007 Equity Incentive Plan.

Interest income, primarily on the funds raised in our various common stock offerings, was $194,423, and $1,001,783 for the three and nine months ended August 31, 2007, respectively, as compared to $477,744 and $1,178,510, respectively, during the comparable periods of fiscal 2006. Interest income has declined in fiscal 2007 compared to fiscal 2006 as we have used cash proceeds from our equity offerings to partially fund the construction of our plants.

Interest expense related to debt incurred to fund working capital was $146,446 and $192,128 for the three and nine months ended August 31, 2007, respectively, with no interest expense incurred during the comparable periods of fiscal 2006.

We recorded an unrealized loss on inventory of $589,678 during the three and nine months ended August 31, 2007 resulting from the difference in costs to purchase corn, which were at higher rates when we began making purchase commitments on future delivery contracts as compared to the current market price for corn.

Gains (losses) on derivative financial instruments were $(64,492) and $339,562 for the three and nine months ended August 31, 2007, respectively, as compared to $77,388 during each of the comparable periods of fiscal 2006. We utilize derivatives, such as futures and options, to manage price risks for corn expected to be consumed in operations at both the Shenandoah and Superior plants. We have also contracted for fixed-price, future physical delivery of corn with various producers. We intend to continue, and may expand, the use of various derivatives and forward contracts to manage price and supply risks for corn inputs at our plants.

Our ethanol marketer has forward sold quantities of ethanol expected to be produced at our plants during the next 12 months. We continually negotiate purchases of natural gas, denaturant, enzymes, and other needed chemicals to operate the plant, and anticipate that we will have sufficient quantities of these materials in place or under contract to meet the operational requirements at each of our plants. To date, our risk management transactions have not met the specific requirements for hedge accounting treatment under U.S. generally accepted accounting principles (“GAAP”) and as a result, changes in market values are recognized in our operations currently. We intend to evaluate the possibility of qualification of future risk management transactions under hedge accounting treatment. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”

As a result of the operating expenses and other income discussed above, our loss before income taxes was $2,352,081 and $5,586,770 for the three and nine months ended August 31, 2007, respectively, as compared to a net loss of $43,490 and net income of $78,376 during the comparable periods of fiscal 2006. Our income tax provision was $31,511 and income tax benefit was $294,489 for the three and nine months ended August 31, 2007, respectively. We did not record a full income tax benefit for the fiscal 2007 periods and the comparable periods in fiscal 2006 due to loss carryforwards. See Note 9 in “Notes to Condensed Consolidated Financial Statements” included herein.

Liquidity and Capital Resources

On August 31, 2007, we had $16,636,240 in cash and equivalents and $50,360,404 available under committed loan agreements (subject to satisfaction of specified lending conditions). We anticipate utilizing substantially all of these funds for completion of the construction of our Superior plant, unpaid amounts owed on construction of our Shenandoah plant, and associated working capital requirements. We believe that we have secured sufficient funding to complete construction of and begin operations at our second ethanol plant. The Shenandoah plant commenced production of ethanol and DDGS at the end of the third quarter of fiscal 2007. The acquisition of Essex Elevator and Great Lakes Cooperative, and the related working capital that may be associated with acquiring and storing significant quantities of corn, is expected to require additional financing of at least $12.5 million. In the future, we may decide to improve or preserve our liquidity through the issuance of common stock in exchange for materials and services. We may also sell additional equity or borrow additional amounts to expand the Shenandoah and/or Superior plants; build additional or acquire existing ethanol plants; and/or build additional or acquire existing corn storage facilities. We can provide no assurance that we will be able to secure the funding necessary for these additional projects at reasonable terms, if at all.

Our business is highly impacted by commodity prices, including prices for corn, ethanol and natural gas. Based on recent forward prices of corn and ethanol, we may be operating our plants at low to possibly negative operating margins. If current price levels are sustained, we believe we will have sufficient working capital over the near-term. However, increases in corn or natural gas prices, or decreases in ethanol prices, may result in unprofitable operations at our plants. A sustained period of unprofitable operations may strain our liquidity and make it difficult to maintain compliance with one or both of our financing arrangements. While we may seek additional sources of working capital in response, we can provide no assurance that we will be able to secure this funding if necessary.

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

The Shenandoah Loan Agreement was amended during fiscal 2007 to reflect the current construction costs and schedule for the Shenandoah plant, to modify certain covenants and repayment requirements, and to reflect changes that had been agreed to as a result of our acquisition of Superior Ethanol. The following summarizes the significant terms of the Shenandoah Loan Agreement as amended.

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

•

We have incurred origination fees of $372,650, equity in lenders of $2,000 and other fees in the amount of $110,885 through August 31, 2007. Appraisal, inspecting engineer, title insurance and disbursing fees are at our expense.

•

There is an annual administrative fee of $25,000 that began on November 20, 2006.

•

There is an unused commitment fee of 0.50% on the $17,000,000 revolving term loan that began on February 1, 2007.

Availability of Advances, Interest Rates and Fees

Advances are subject to satisfaction of specified lending conditions. Advances correlate to budget and construction timeline projections, with verification of progress by a third-party engineer.

Security

As security for the loans, the lenders received a first-position lien on personal property and real estate owned by us, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant.

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

•

Maintenance of Debt Service Coverage Ratio of not less than 1.5 to 1.0 for fiscal year end 2008 and thereafter. Debt Service Coverage Ratio is defined as (all as calculated for the most current year-end in accordance with GAAP consistently applied): 1) net income (after taxes), plus depreciation and amortization; divided by 2) all current portions of regularly scheduled long-term debt for the prior period (previous fiscal year end).

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

At August 31, 2007, the entire $30.0 million related to the term loan was outstanding, along with $16.6 million on the revolving term loan. At August 31, 2007, we were paying interest on advances outstanding at 8.75% and incurred total interest (including amortization of debt issuance costs) of $639,369 and $1,011,773 for the three and nine month periods ended August 31, 2007.

Superior Loan Agreement

On March 21, 2007, Superior Ethanol, our wholly-owned subsidiary, entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA (individually and collectively, the “Superior Loan Agreement”). A participating interest under the Superior Loan Agreement was transferred to CoBank, ACB. Under the Superior Loan Agreement, the lenders will lend up to $50,000,000 to partially finance construction of the Superior plant and to provide funding for working capital purposes. This credit line is available after the required equity has been used for construction of the Superior plant. The loan is comprised of a $40,000,000 amortizing term loan and a $10,000,000 revolving term facility. The following summarizes the significant terms of the Superior Loan Agreement.

Loan Commitments and Repayment Terms

•

Term Loan – This loan is available for advances until December 31, 2007. Principal payments are to commence thereafter with $1,375,000 due July 20, 2008, and each quarter thereafter with a final maturity on or before July 20, 2015. In addition, for each fiscal year, we are also required to make special payments equal to 75% of the available (if any) free cash flow from Superior Ethanol’s operations, provided, however, that if such payments would result in a covenant default under the Superior Loan Agreement, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $10,000,000.

•

Revolving Term – This loan is available for advances throughout the life of the commitment. Allowable advances under this loan are reduced by $2,500,000 each six month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than July 1, 2015, with the final maturity no later than July 1, 2017.

Pricing and Fees

•

The loans will bear interest at either Agent Base Rate (prime) minus 0.15% to plus 0.25% or short-term fixed rates at LIBOR (1, 3 or 6 month) plus 2.80% to 3.15% (each depending on whether the operations for the preceding fiscal year were profitable or unprofitable).

•

We may, however, elect to pay interest at a fixed interest rate determined by the Lenders.

•

We have incurred origination fees of $445,500, equity in lenders of $2,000 and other fees in the amount of $69,910 through August 31, 2007. Appraisal, inspecting engineer, title insurance and disbursing fees are at our expense.

•

There is an annual administrative fee of $35,000 that begins on November 1, 2007.

•

There is an unused commitment fee of 0.75% on the $10,000,000 revolving term loan that begins on November 1, 2007.

Availability of Advances, Interest Rates and Fees

Advances are subject to satisfaction of specified lending conditions. Advances correlate to budget and construction timeline projections, with verification of progress by a third-party engineer.

Security

As security for the loans, the lenders received a first-position lien on personal property and real estate owned by Superior Ethanol, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant.

Summary of Loan Covenants

The Superior Loan Agreement contains affirmative covenants (including financial covenants) and negative covenants including:

•

Maintenance of Superior Ethanol’s working capital (current assets over current liabilities in accordance with GAAP consistently applied) of not less than $4,500,000 at the earlier of commencement of operations or by December 31, 2007 and increasing to $5,000,000 effective November 30, 2008, and thereafter, except that in determining current assets, any amounts available under the Revolving Term Loan (less the amount that would be considered a current liability under GAAP if fully advanced) may be included.

•

Maintenance of Superior Ethanol’s net worth (total assets over total liabilities in accordance with GAAP consistently applied) of $45,100,000, and increasing to $48,600,000 for the fiscal year ending 2008 and thereafter.

•

Maintenance of Debt Service Coverage Ratio for Superior Ethanol of not less than 1.25 to 1.0 for fiscal year end 2008 and thereafter. Debt Service Coverage Ratio is defined as (all as calculated for the most current year-end in accordance with GAAP consistently applied): 1) net income (after taxes), plus depreciation and amortization; divided by 2) all current portions of regularly scheduled long-term debt for the prior period (previous fiscal year end).

•

Restrictions on dividends or other distributions to Superior Ethanol’s stockholder of no more than 40% of the profit, net of income taxes for each fiscal year allowable only where we are expected to remain in compliance with all loan covenants, terms and conditions. Furthermore, with respect to the fiscal years ending in 2008 and thereafter, an additional distribution may be made to stockholders in excess of the 40% limit for such fiscal year if we have made the required free cash flow payment for such fiscal year, and will thereafter remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said potential additional payment. We are currently in compliance with all covenants under the Superior Loan Agreement; however, there can be no assurance that we can remain in compliance with all covenants in the future.

Government Programs and Grants

In April 2005, the Iowa Department of Economic Development (“IDED”) awarded us a High-Quality Job Creation (“HQJC”) financing incentive comprised of a $300,000 zero-interest loan and a $100,000 forgivable loan (grant) for the Shenandoah project. These IDED funds became available for use by us in March 2006 upon closing of the senior debt financing commitment. Associated with this award are job creation and maintenance covenants, which we believe will be fulfilled. Repayments are due on the $300,000 zero interest loan at $5,000 per month for sixty months, beginning October 1, 2006. In addition, the Shenandoah and Superior projects have been awarded tax incentive packages from the Iowa Department of Economic Development under their HQJC program. The incentive packages include investment income tax credits up to 5% of qualifying expenditures, refunds of certain sales and use taxes paid, and property tax exemptions for all or a portion of the value of certain improvements. To fully qualify for these benefits, we are required, among other things, to create and maintain for a minimum period of time jobs with set levels of compensation and certain minimum benefits in conjunction with the production of value added agricultural products. If we meet the requirements of the awards, we will recognize the financial benefits of the programs in future periods.

The Iowa Department of Transportation, Modal Division, has issued an award specifically for the construction of new spur track and the installation of four turnouts to serve the Shenandoah plant. The award consists of a Railroad Revolving Loan of $154,000 or 7.9% of the eligible project costs (whichever is less) and a grant of $126,000 or 5.9% of the eligible project costs (whichever is less). Total eligible project costs are estimated to be $2.1 million. Advances under the loan/grant are expected to occur in the near future.

We have entered into a Preliminary Industrial New Jobs Training Agreement with two Iowa community colleges for reimbursement of training costs we incur. Under the agreements, the community colleges will reimburse us for up to $355,000 in training costs at each of the two initial ethanol plant locations. The program is designed to assist new businesses in the state of Iowa with costs associated with educating and training new employees. The program funds are generated through the sale of training certificates (i.e. bonds) underwritten and sold by agents of the Community College Economic Development Group. The bonds are repaid with funds submitted by us for Iowa income tax withholding related to payroll on the new jobs created. In the event Iowa income tax withholding related to payroll on the new jobs created is insufficient to repay the bonds, we are obligated to pay any shortfall that may exist.

Contractual Obligations

Our contractual obligations as of August 31, 2007 were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$46,884,596	$2,460,000	$7,320,000	$7,265,000	$29,839,596
Operating lease obligations (2)	8,379,648	911,602	2,521,646	2,473,200	2,473,200
Purchase obligations (3)	84,148,173	60,686,567	7,909,606	7,776,000	7,776,000
Total	$139,412,417	$64,058,169	$17,751,252	$17,514,200	$40,088,796

(1)

Includes current portion of long-term debt, and excludes $100,000 from the Iowa Department of Economic Development that is expected to be recognized as a non-refundable grant.

(2)   Operating lease costs are for rail cars and office space.

(3)   Includes construction agreements and purchase orders with Fagan, Agra and various other contractors for construction of the Shenandoah and Superior plants. Also includes estimated minimum contractual obligations for RPMG and forward corn purchase contracts.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks concerning our long-term debt, future prices of corn, natural gas, ethanol and DDGS. From time to time, we may purchase corn futures and options to hedge a portion of the corn we anticipate we will need.  In addition, we have contracted for future physical delivery of corn. We are exposed to the full impact of market fluctuations associated with interest rates and commodity prices as discussed below. At this time, we do not expect to have exposure to foreign currency risk as we expect to conduct all of our business in U.S. dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically we have $46,639,596 outstanding in variable rate, long-term debt as of August 31, 2007. The specifics of each note are discussed in greater detail in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Commodity Price Risk

We produce ethanol and DDGS from corn and our business is sensitive to changes in the prices of each of these commodities. The price of corn is subject to fluctuations due to unpredictable factors such as weather; corn planted and harvested acreage; changes in national and global supply and demand; and government programs and policies. We use natural gas in the ethanol production process and, as a result, our business is also sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, or other natural events like hurricanes in the spring, summer and fall. Other natural gas price factors include North American exploration and production, and the amount of natural gas in underground storage during both the injection and withdrawal seasons. Ethanol prices are sensitive to world crude-oil supply and demand; crude-oil refining capacity and utilization; government regulation; and consumer demand for alternative fuels. DDGS prices are sensitive to various demand factors such as numbers of livestock on feed, prices for feed alternatives, and supply factors, primarily production by ethanol plants and other sources.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, DDGS and natural gas price risk. Market risk related to these factors is estimated as the potential change in pre-tax income resulting from hypothetical 10% adverse changes in prices of our expected corn and natural gas requirements, and ethanol and DDGS output for a one-year period from August 31, 2007. This analysis excludes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows:

Commodity	Estimated Total Volume Requirements for the Next 12 Months	Unit of Measure	Approximate Adverse Change to Income
Ethanol	82,835,000	Gallons	$13,732,000
Corn	29,584,000	Bushels	$9,576,000
DDGS	270,000	Tons	$2,832,000
Natural Gas	2,816,000	MMBTU	$2,041,000

At August 31, 2007, approximately 13% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. This included fixed-price future-delivery contracts for approximately 4.0 million bushels. As a result of these positions, the effect of a 10% adverse move in the price of corn shown above would be reduced by approximately $1,278,000.

At August 31, 2007, approximately 7% of our forecasted ethanol production during the next 12 months has been sold by our ethanol marketer under fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of ethanol shown above would be reduced by approximately $904,000.

At August 31, 2007, we had not entered into any fixed-price sales contracts for DDGS.

At August 31, 2007, approximately 6% of our forecasted natural gas requirements for the next 12 months have been purchased under fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of natural gas shown above would be reduced by approximately $130,000.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in Securities and Exchange Commission rules and forms.

We are developing, along with our third-party marketing agents, the plant builders and the technology providers, the commercial and administrative processes necessary for ethanol production including corn procurement, inventory accounting, and ethanol and DDGS marketing. In conjunction with this activity, we are developing internal controls over these processes. As a result, we expect to have material changes in our internal controls over financial reporting prior to November 30, 2007. Although we expect to dedicate necessary resources to develop and implement adequate controls, we can provide no assurance that we will be successful and that such controls will be designed and operating effectively at November 30, 2007.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2007, in conjunction with the commencement of production at our first ethanol plant, we began developing and implementing the processes necessary to properly account for the production of ethanol and DDGS, including procedures pertaining to inventory measurements and valuations. Additional controls and procedures are being implemented during the fourth quarter of fiscal 2007. There were no other changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Our investors should consider the risks set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended November 30, 2006 that could affect us and our business. Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should carefully consider the discussion of risks and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including Forward-Looking Information, which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the foregoing, investors should also carefully consider the following additional risk factors.

We may not be successful in our efforts to acquire Great Lakes Cooperative.

On August 15, 2007, we entered into an agreement and plan of merger with Great Lakes. The closing of the transaction is subject to various conditions, including approval by Great Lakes’ shareholders. There can be no assurance that the Great Lakes shareholders will approve the plan of merger or that the other closing contingencies will be satisfied. In addition, to close the transaction we will need to raise additional funding in the minimum amount of $12,500,000. We do not have a firm commitment in place to raise the required funding and there can be no assurance that we will successfully raise this or any amount.

Our proposed acquisition of Great Lakes Cooperative may be difficult to integrate, divert the attention of key personnel, disrupt our business, and adversely affect our financial results.

As part of our business strategy, we are seeking to acquire Great Lakes. The Great Lakes acquisition, like other acquisitions, involves numerous risks, any of which could harm our business, including:

•

difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and personnel of Great Lakes and realizing the anticipated synergies of the combined businesses;

•

risks relating to developing the infrastructure needed to integrate the Great Lakes operations;

•

difficulties in supporting and transitioning customers of Great Lakes;

•

diversion of financial and management resources from existing operations;

•

the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•

risks of entering new markets or areas in which we have limited or no experience, or are outside our core competencies;

•

potential loss of key employees, customers and strategic alliances from either our current business or the business of Great Lakes;

•

risks relating to unknown environmental hazards on the Great Lakes properties;

•

assumption of unanticipated problems or latent liabilities associated with Great Lakes; and

•

inability to generate sufficient revenues to offset acquisition costs and development costs.

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments, periodic amortization, or both that could harm our financial results. As a result, if we fail to properly evaluate the Great Lakes acquisition, we may not achieve the anticipated benefits of the acquisition, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute the Great Lakes acquisition, or otherwise adequately address these risks, could materially harm our business and financial results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

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
10.1

Letter Agreement by and between the Company and U.S. Energy, Inc., dated October 5, 2004 (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)

10.2

Letter of Intent by and between the Company and the City of Shenandoah, dated December 16, 2004 (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A filed February 4, 2005, File No. 333-121321)

10.3

Master Loan Agreement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 6, 2006)

10.4

Construction and Term Loan Supplement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 6, 2006)

10.5

Construction and Revolving Term Loan Supplement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA  (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated February 6, 2006)

10.6

Security Agreement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated February 6, 2006)

10.7

Administrative Agency Agreement, dated January 30, 2006, by and between the Company, Farm Credit Services of America, FLCA and CoBank, ACB (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated February 6, 2006)

10.8

Real Estate Mortgage and Financing Statement, dated January 30, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, dated November 30, 2005)

10.9

Lump Sum Design Build Agreement, dated January 13, 2006, by and between the Company and Fagen, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K/A, dated November 30, 2005)

10.10

Allowance Contract, by and between the Company and BNSF Railway Company, dated January 26, 2006 (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, dated November 30, 2005)

10.11

Share Exchange Agreement, dated February 22, 2006, by and between the Company and the parties identified therein (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, dated November 30, 2005)

10.12

Design Build Agreement, dated August 1, 2006, by and between the Company and Agra Industries, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, dated August 31, 2006)

10.13

Employment Agreement, dated September 29, 2006, by and between the Company and Brian L. Larson. (Incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q, dated August 31, 2006)

10.14

Master Loan Agreement, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.15

Construction and Term Loan Supplement, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.16

Construction and Revolving Term Loan Supplement, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.17

Administrative Agency Agreement, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.18

Security Agreement and Real Estate Mortgage, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.19

Amendment No. 1 to the AIA Document A141-2004 Standard Form of Agreement Between Superior Ethanol, L.L.C. and Agra Industries, LLC, dated March 19, 2007, (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.20	Amendment to the Master Loan Agreement, dated May 31, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated June 13, 2007)
10.21	Revolving Credit Supplement, dated May 31, 2007 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated June 13, 2007)

10.22	Amendment to the Construction and Term Loan Supplement, dated May 31, 2007 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated June 13, 2007)
10.23	Amendment to the Construction and Revolving Term Loan Supplement, dated May 31, 2007 (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated June 13, 2007)
10.24	Employment Agreement dated June 8, 2007, by and between the Company and Jerry L. Peters (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q, dated May 31, 2007).
10.25

Agreement and Plan of Merger by and between Green Plains Renewable Energy, Inc., Green Plains Grain Merger Sub, Inc., and Great Lakes Cooperative, dated August 15, 2007 (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated August 15, 2007)

20.1

Risk factors as set forth in the Company’s Registration Statement on Form S-3/A, filed with the Securities and Exchange Commission on June 9, 2006, File No. 333-134016, which risk factors are hereby incorporated by reference

20.2

Risk factors set forth in the Company’s Prospectus Supplement filed, with the Securities and Exchange Commission on July 7, 2006, File No. 333-134016, which risk factors are hereby incorporated by reference

31.1	Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 9, 2007	GREEN PLAINS RENEWABLE ENERGY, INC. (Registrant) By: /s/ Wayne B. Hoovestol Wayne B. Hoovestol Chief Executive Officer (Principal Executive Officer)
Date: October 9, 2007	By: /s/ Jerry L. Peters Jerry L. Peters Chief Financial Officer (Principal Financial Officer)