Form 10-K
period 2007-11-30
GREEN PLAINS RENEWABLE ENERGY, INC.
filed 2008-02-13
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

Commission file number 333-121321

______________________

GREEN PLAINS RENEWABLE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Iowa	84-1652107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 North 31st Ave., Suite 103, Omaha, Nebraska 68131	(402) 884-8700
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  Common Stock, $.001 par value

Name of exchanges on which registered:  NASDAQ / American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

______________________

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

Yes ☐ No ☒

The aggregate market value of the Company’s voting common stock held by non-affiliates of the registrant as of May 31, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the last sale price of the common stock on that date of $19.64, was approximately $88.8 million. For purposes of this calculation, executive officers, directors and holders of 10% or more of the registrant’s common stock are deemed to be affiliates of the registrant.

As of January 31, 2008, there were 7,244,784 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2008 are incorporated by reference in Part III herein. The Company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include words such as “anticipates,”  “believes,” “continue,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “may,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, the Company is not obligated, and does not intend, to update any of its forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Item 1A – Risk Factors of this report. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

•

the availability and adequacy of our cash flow to meet our requirements, including payment of loans;

•

economic, competitive, demographic, business and other conditions in our local and regional markets;

•

changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

•

actions taken or omitted to be taken by third parties including our design builders, our technology providers, our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

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

•

expectations regarding the timing of and ability to efficiently integrate the business operations of Great Lakes Cooperative; and

•

other factors discussed under “Risk Factors” in this report.

You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements specified in this report have been compiled as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this report.

PART I

ITEM 1.  BUSINESS.

References to “we,” “us,” “our” or the “Company” in this report refer to Green Plains Renewable Energy, Inc., an Iowa corporation, and its subsidiaries. We were formed in June 2004 to construct and operate dry mill, fuel grade ethanol production facilities. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. The ethanol industry in the U.S. has grown significantly over the last few years as its use reduces harmful auto emissions, enhances octane ratings of the gasoline with which it is blended, offers consumers a cost-effective choice, and decreases the amount of crude oil the U.S. needs to import from foreign sources. Ethanol is most commonly retailed as E10, the 10 percent blend of ethanol for use in all American automobiles. Increasingly, ethanol is also available as E85, a higher percentage ethanol blend for use in flexible fuel vehicles. We expect that the market for ethanol will continue to expand due to new federal mandates for its increased usage and the desire to reduce imports of foreign crude oil.

To execute our business plan, we have raised approximately $95.0 million in equity capital since our formation in 2004. In addition, we entered into two loan arrangements whereby participating lenders agreed to lend us up to $97.0 million for construction costs and working capital to build and operate two ethanol production facilities, located in Shenandoah, Iowa and Superior, Iowa. Operations commenced and we produced initial amounts of ethanol and distillers grains at the Shenandoah plant in late August 2007, which moved us from a development stage company to an operating entity. The Superior plant is currently in the late stages of construction and is expected to begin operation in the spring of 2008.

Both of the above-mentioned ethanol production facilities are name-plate 50 million gallon per year (“mmgy”) plants. Name-plate means the plant is designed by the design builders and the process technology providers to produce at least the stated quantity of ethanol per year once it becomes operational. The Shenandoah plant was built by Fagen, Inc. (“Fagen”) and ICM was used as the process technology provider. Agra Industries is building the Superior plant using Delta T as the technology provider. At name-plate capacity each plant is expected to, on an annual basis, consume approximately 18 million bushels of corn and produce approximately 50 million gallons of fuel-grade, undenatured ethanol, and approximately 160,000 tons of by-product known as distillers grains. We have contracted with Renewable Products Marketing Group, LLC, (“RPMG”), an independent broker, to sell the ethanol produced at the produced.  We market some distillers grains locally.  However, the majority of the distillers grains produced at the plants is marketed pursuant to a contract with CHS Inc., a Minnesota cooperative corporation. Our third-party marketing agents coordinate all sales, marketing, and shipping of our products. The plants will each produce approximately 148,000 tons of carbon dioxide annually. We intend to scrub and vent the carbon dioxide produced at the plants because we do not believe there is enough of a market for carbon dioxide to make it feasible to install the necessary capturing facilities.

Description of Dry Mill Ethanol Production Process

Primary Product – Ethanol

Ethanol is a chemical produced by the fermentation of sugars found in grains and other biomass. Ethanol can be produced from a number of different types of grains, such as corn, wheat and sorghum, as well as from agricultural waste products such as rice hulls, cheese whey, potato waste, brewery and beverage wastes and forestry and paper wastes. At present, the majority of ethanol in the U.S. is produced from corn because corn contains larger quantities of carbohydrates than other grains. Such carbohydrates convert into glucose more easily than most other kinds of biomass. Outside the U.S., sugarcane is the primary feedstock used in ethanol production.

Our plants in Iowa use a dry mill process to produce ethanol and by-products. The corn is received by truck or rail, which is then weighed and unloaded in a receiving building. It is then transported to a scalper to remove rocks and debris before it is conveyed to storage bins. Thereafter, the corn is transported to a hammer mill where it is ground into a mash and conveyed into a slurry tank for enzymatic processing. We add water, heat and enzymes to break the ground grain into a fine slurry. The slurry is heated for sterilization and pumped to a liquefaction tank where additional enzymes are added. Next, the grain slurry is pumped into fermenters, where yeast is added, to begin a batch fermentation process. A distillation system divides the alcohol from the grain mash. Alcohol is then transported through a rectifier column, a side stripper and a molecular sieve system where it is dehydrated. The 200 proof alcohol is then pumped to a holding tank and then blended with two to five percent denaturant (usually gasoline) as it is pumped into storage tanks.

By-Products

Corn mash from the distillation stripper is pumped into one of several decanter type centrifuges for dewatering. The water (“thin stillage”) is pumped from the centrifuges and then to an evaporator where it is dried into a thick syrup. The solids (corn mash) that exit the centrifuge are conveyed to the dryer system. The corn mash is dried at varying degrees, resulting in the production of distillers grains. Syrup might be reapplied to the corn mash prior to drying, providing nutrients if the distillers grains are to be used as animal feed. Under certain circumstances, the syrup is independently marketed a by-product. Distillers grains, the principal by-product of the ethanol production process, are principally used as high-protein, high-energy animal fodder and feed supplements marketed to the dairy, beef and poultry industries. Distillers grains have alternative uses as burning fuel, fertilizer and weed inhibitors.

Dry mill ethanol processing potentially creates three forms of distillers grains, depending on the number of times the solids are passed through the dryer system: Wet Distillers Grains (“WDG”), Modified Wet Distillers Grains (“MWDG”) and Dried Distillers Grains (“DDG”). WDG is processed corn mash that contains approximately 65% to 70% moisture. WDG have a shelf life of approximately three days and can be sold only to dairies or feedlots within the immediate vicinity of an ethanol plant. MWDG, which have been dried further to approximately 50% to 55% moisture, have a slightly longer shelf life of approximately three weeks and are marketed to regional dairies and feedlots. DDG, which have been dried more extensively to approximately 10% to 12% moisture, have an almost indefinite shelf life and may be stored, sold and shipped to any market regardless of its proximity to an ethanol plant. DDG are primarily marketed to domestic and international beef and poultry industries.

Corn syrup is also a marketable by-product for use as an animal feed supplement. Corn syrup can also be used as a base for further refining and processing. In particular, corn oil can be extracted from the corn syrup for production of biodiesel and other biofuel products.

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
DRIED DISTILLERS GRAINS (DDGS)
Forming Dried Distillers Grains (DDGS) – a nutrient-rich addition to livestock feed.
MOLECULAR SIEVE
ETHANOL

Thermal Oxidizer

Ethanol plants such as ours may produce odors in the production of ethanol and its primary by-product, distillers grains, which some people find to be unpleasant. We employ thermal oxidizer emissions systems to reduce any unpleasant odors caused by the ethanol and distillers grains manufacturing process.

Corn Feedstock Supply

Our plants use corn as feedstock in the dry mill process. We anticipate that each of our plants will process approximately 18 million bushels of corn per year, or 49,300 bushels per day. Each bushel of corn produces approximately 2.7 gallons of ethanol and 16.7 pounds of DDG. The corn supply will be obtained primarily from local markets. Each of our facilities is located near abundant and historically low-cost corn supplies. We believe this will enable us to purchase the majority, if not all, of our corn directly from local farmers, who will deliver the corn directly to our plants by truck. However, each of our plants is also situated on rail lines that we can use to receive corn from other regions of the country if the local corn supplies are insufficient..

The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. Because the market price of ethanol is not related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn feedstock through adjustments in prices charged for their ethanol. We therefore anticipate that our plants’ profitability will be negatively impacted during periods of high corn prices.

We acquired the Essex Elevator in September 2007 to receive and store corn in support of our Shenandoah grain operations. Additionally, our pending merger with the Great Lakes Cooperative augments the feedstock procurement at the Superior ethanol plant. We believe the integration of elevators and grain businesses into our operations helps secure our supply of corn at lower prices.

We anticipate developing relationships with local farmers, grain elevators and/or cooperatives to complement our grain origination programs. Most farmers in the areas where our plants are located have their own dry storage facilities, which we anticipate will allow us to purchase much of the corn needed to supply the plants directly from farmers throughout the year. We became licensed as an Iowa Grain Dealer in the fall of 2006, which allows us to contract to purchase Iowa grains. We purchase and sell futures contracts and options as a hedge against rising corn prices. We also utilize cash and forward fixed-price contracts with grain producers and elevators for the actual delivery of corn to our plants.

Ethanol Markets

Ethanol has important applications as a gasoline additive and alternative. Ethanol is a primary fuel that can be used in blended gasoline in quantities as high as 85% (E85) per gallon in flexible fuel vehicles. However, ethanol can also be used as a high quality octane enhancer and as an oxygenate capable of reducing air pollution and improving automobile performance. Historically, the ethanol industry has been heavily dependent on economic incentives. However, the need for such incentives may diminish as the acceptance of ethanol as a primary fuel and as a fuel additive continues to increase.

Ethanol has replaced methy tert-butyl ether (“MTBE”) as the most popular oxygenate used in domestic gasoline markets. In the U.S., ethanol is typically blended with gasoline at a rate of 10%. Most American automobiles can operate on 10% blends without difficulty. Late model cars can often run on significantly higher percentage blends. As a gasoline oxygenate, the national ethanol market generally tracks the national gasoline market. Ethanol use is concentrated in suburban or metropolitan areas where gasoline use is highest. Ethanol blenders are typically located near large urban markets. Ethanol blenders are generally engaged in the wholesale distribution of gasoline and other refined petroleum products. Flexible-fuel vehicles are becoming more common. We believe that use of high-blend E85 gasoline will continue to grow in the future. At present, E85 pumps are not widely dispersed and flexible-fuel models are limited. However, as consumer acceptance increase, we expect this to have a profound impact on national ethanol markets.

RPMG markets our ethanol on a local, regional and national basis. Local markets are, of course, the easiest to service because of their close proximity. However, the majority of our ethanol is sold to regional and national markets. These markets are serviced by rail. Each of our plants is designed with unit-train load out capabilities and access to railroad mainlines. A spur of Burlington Northern Sante Fe (“BNSF”) railroad rail lines runs adjacent to our plant in Shenandoah, which allows us to move and store rail cars at the site. The Superior plant lies adjacent to the rail lines of the Union Pacific (“UP”) railroad. At the Superior site, we built a large set of loop tracks, which will enable us to load unit trains of both ethanol and DDGS. These rail lines will allow us to sell our products to various regional markets as well as markets throughout the U.S.

The Shenandoah and Superior ethanol plants are strategically located for distribution to the national ethanol market. As an ethanol producer west of the Mississippi, we believe the Western markets will become our largest and best markets, because it will be less expensive to transport our products to these markets than to the Eastern markets. However, we intend to market our ethanol to the best available market at any given time.

Regional pricing for ethanol tends to follow national pricing adjusted for the freight differential. RPMG enters into agreements to sell our ethanol in various local, regional and national markets depending on relative pricing, net of freight, in each market.

Federal Ethanol Programs

Ethanol was favorably affected by the 1990 amendments to the Clean Air Act. In particular, the Federal Oxygen Program, which became effective on November 1, 1992, and the Reformulated Gasoline Program, which became effective January 1, 1995, have had a profound impact on the industry. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. The Reformulated Gasoline Program requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone.

The use of ethanol as an oxygenate has been aided by federal tax policy. The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the country’s dependence on foreign oil. The American Jobs Creation Act of 2004 created the Volumetric Ethanol Excise Tax Credit (“VEETC”). VEETC was established to replace the partial tax exemption ethanol-blended fuel received from the federal excise tax on gasoline. Under VEETC, the tax incentive was shifted from a partial exemption from the federal excise tax to a tax credit based on the volume of ethanol blended with gasoline. Referred to as the “blender’s credit,” VEETC provides companies with a tax credit to blend ethanol with gasoline, totaling $0.51 per gallon of pure ethanol, or approximately 5 cents per gallon for E10 and $0.43 per gallon on E85. VEETC provides the tax incentive through December 31, 2010.

The Energy Policy Act of 2005 (H.R. 6) essentially eliminated the use of MTBE as an oxygenate. The bill mandated that at least 7.5 billion gallons of ethanol were to be used annually within the United States by the year 2012. It also gave “small ethanol producers” producing less than 60 million gallons of ethanol per year a 10 cent per gallon federal tax credit on the first 15 million gallons produced on an annual basis.

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “Energy Act of 2007”) was enacted. The Energy Act of 2007 establishes new levels of renewable fuel mandates, including two different categories of renewable fuels: conventional biofuel and advanced biofuel. Corn-based ethanol is considered conventional biofuel which will be subject to a renewable fuel standard (“RFS”) of at least 9.0 billion gallons per year in 2008, increasing to at least 15.0 billion gallons per year by 2015. Advanced biofuel includes ethanol derived from cellulose, hemicellulose or other non-corn starch sources; biodiesel; and other fuels derived from non-corn starch sources. Advanced biofuel RFS levels are set to reach at least 21.0 billion gallons per year, resulting in a total RFS from conventional and advanced biofuels of at least 36.0 billion gallons per year by 2022.

Beginning with the Energy Policy Act of 2005, energy independence has been a priority for federal lawmakers. Record petroleum prices, coupled with continued trouble in the Middle East, has led to policies, incentives and subsidies intended to reduce oil imports and create domestic capacity for producing alternatives to foreign oil.

To encourage growth in domestic production, federal policy has insulated the domestic ethanol industry from foreign competition, particularly from competition from Brazilian sugarcane ethanol. There is a $0.54 duty on all imported ethanol. Legislative proposals have been introduced to eliminate the duty, citing as justification recent increases in food prices and the importance of Latin American agricultural development. However, as long as the duty remains in place, ethanol imports are not likely to depress domestic market prices.

Changes in Corporate Average Fuel Economy (“CAFE”) standards have also benefited the ethanol industry by encouraging use of E85 fuel products. CAFE provides an effective 54% efficiency bonus to flexible-fuel vehicles running on E85. This variance encourages auto manufacturers to build more flexible-fuel models, particularly in trucks and sport utility vehicles that are otherwise unlikely to meet CAFE standards.

Recent USDA Farm Bill policies also help promote ethanol. The pending Farm, Nutrition and Bioenergy Act of 2007, provides loans, loan guarantees and grants for the development of ethanol and other biofuel industries.

Transportation and Delivery

Our plants will have the facilities to receive grain by truck and rail and to load ethanol and distiller’s grains onto trucks and rail cars. Our Shenandoah plant lies adjacent to BNSF lines. In January 2006, we entered into an Allowance Contract with BNSF to renovate and add additional track. Under the allowance agreement, we paid $3.5 million for track renovation and construction. The renovation and construction work was done by BNSF on approximately 20 miles of track on a BNSF spur line running from Red Oak, Iowa to Shenandoah, Iowa. We are entitled to receive transportation cost reduction payments from BNSF to reimburse us for this expenditure. We will receive rebates for each car that is placed on the track, but only to the extent that our usage of the line exceeds certain annual volume thresholds.

The allowance agreement is for a term expiring in September 2015. We are responsible for complying with all laws, regulations, ordinances, orders, covenants, restrictions, and decisions of any court of competent jurisdiction in connection with our use of the rail lines and the related renovation and construction work. Our use of the lines is at our sole risk and expense, and we are required to maintain, or cause to be maintained, the lines and all facilities and equipment, if any, in a safe and satisfactory condition, in compliance with all applicable laws and in a condition satisfactory to BNSF. For safety purposes, BNSF may require that we, at our sole cost and expense, provide flagmen, lights, traffic control devices, automatic warning devices, or any such safety measures that BNSF deems appropriate in connection with our use of this property and we are required to reimburse BNSF for the costs of such items. We also agreed to release, indemnify, defend, and hold BNSF harmless from and against all claims, liabilities, fines, penalties, costs, damages, and other expenses arising out of or related to our renovation, construction and use of the lines.

The plant being built in Superior, Iowa lies adjacent to UP rail lines. We built an extensive loop track at the site to store railroad cars, providing the ability to receive feedstock and transport ethanol and distillers grains to markets throughout the county.

Utilities

The production of ethanol requires significant amounts of electricity and natural gas. Water supply and water quality are also important considerations.

Natural Gas

Ethanol plants produce process steam from their own boiler systems and dry the distillers grains by-product via a direct gas-fired dryer. Depending on certain production parameters, we believe our plants will each use approximately 5,500 to 6,000 deca-therms of natural gas per day. The price of natural gas is volatile; therefore we use hedging strategies to mitigate increases in gas prices. We have hired U.S. Energy Services, Inc. to assist us in procuring and hedging natural gas.

MidAmerican Energy has constructed a natural gas pipeline to the plant in Shenandoah. However, we are not committed to purchase natural gas from MidAmerican. We expect to purchase natural gas from the best possible source at any given time and simply pay a tariff fee to MidAmerican for transporting the gas through their pipeline.

At our Superior plant, we have entered into a similar agreement with Northern Natural Gas Company (“NNG”), who built a 1.9-mile lateral pipeline connected to its interstate natural gas pipeline. We have committed to a firm amount of capacity in the pipeline. We will then be able to purchase natural gas from the best source possible at any given time, and then transport the gas from the point of origin to the plant. We will pay a tariff to NNG for the use of their pipeline.

Electricity

The plants will each require approximately 30 million kilowatts hours of electricity per year. We have entered into agreements with MidAmerican Energy concerning the purchase of electricity for the Shenandoah plant at rates that are fixed for 5 years. In Superior we have entered into agreements with Iowa Lakes Electrical Cooperative (“ILEC”) and Cornbelt Cooperative (“CBC”) to supply electricity to that plant. ILEC and CBC will build a substation at the plant and a switch to provide electricity to the facility.

Water

Each of our plants will require a significant supply of water. The water requirements for a 50 mmgy plant range from approximately 400 to 800 gallons per minute, or up to approximately 1.2 million gallons per day. Much of the water used in an ethanol plant is recycled back into the process. The plants require boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that would harm the boiler. Recycled water cannot be used for this process. Cooling tower water is deemed non-contact water (it does not come in contact with the mash) and, therefore, can be regenerated back into the cooling tower process. We are using “grey water” at the Shenandoah plant for the cooling tower that the City of Shenandoah has agreed to provide us for its cost of pumping the water from their treatment plant to our site. It is anticipated that this water will comprise about two thirds of the water that we will use at the plant. We also purchase the potable water that is needed for the distillation process itself (water that comes into contact with the mash) from the City of Shenandoah.

At the Superior site, two onsite wells are expected to provide an adequate supply of water to operate the plant. The Superior plant will operate a filtration system to purify the non-contact cooling water and other non-process waste water, which is planned to be discharged approximately six miles northwest of the facility at the Des Moines River. The water use permit, discharge permit and other related environmental permits have been applied for and are pending.

Our Primary Competition

According to Ethanol Producer magazine, there are currently 30 operational ethanol plants in Iowa, including one operational plant that has ceased production. An additional ten ethanol plants are under construction, including the Superior plant. The plants are concentrated, for the most part, in the northern and central regions of the state where a majority of the corn is produced. We will face significant competition for corn supply from other plants.

We will also be in direct competition with numerous other ethanol producers located throughout the United States, many of whom have much greater resources. According to information obtained from the Renewable Fuel Association, as of February 2008, there were 140 producing ethanol plants/companies within the United States, capable of producing 7.9 billion gallons of ethanol annually. As of that date, 61 new plants were under construction and seven of the currently operating plants were expanding their capacity. Once completed, the new plants under construction and in various stages of expansion will be able to produce an additional 5.5 billion gallons per year. As a result, we believe that by the end of 2009, U.S. ethanol production capacity will be approximately 13.4 billion gallons on an annual basis.  In addition, there are numerous other potential plants that may be constructed depending upon industry conditions and availability of capital. Therefore, we expect that our plants will compete with many other ethanol producers and we anticipate that such competition will be intense.

The development of additional ethanol plants will cause increased competition for the supply of corn feedstock. Increased demand for corn, particularly in areas near our plants, may cause higher prices for the corn we consume in our ethanol production.  Although corn prices in areas near our plants have historically been lower than in other regions where ethanol is produced, additional competition in the immediate vicinity of our plants may cause local prices to increase to levels that reduce our ability to compete with other ethanol producers. The largest ethanol producers in the U.S. include Archer Daniels Midland, Aventine Renewable Energy Holdings, Inc., POET, US BioEnergy Corporation, and VeraSun Energy Corporation. In addition, there are several regional entities recently formed, or in the process of formation, of a similar size and with similar resources to ours.

We also face competition from foreign producers of ethanol and such competition may increase significantly in the future. Large international companies with much greater resources than ours have developed, or are developing, increased foreign ethanol production capacities. In 2006, the U.S. surpassed Brazil in the production of ethanol and became the world’s largest ethanol producer. Brazil is the world’s second largest ethanol producer.  Brazil makes ethanol primarily from sugarcane for significantly less than what it costs to make ethanol from corn. This is due primarily to the fact that sugarcane does not need to go through the extensive cooking process to convert the feedstock to sugar. Although the U.S. has placed a tariff on imported ethanol, Brazil still markets significant amounts of ethanol in the U.S.

Competition from Alternative Feedstocks and Fuel Products

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies. New products or methods of ethanol production developed could provide competitors with advantages and harm our business.

Ethanol production technologies continue to change. Advances and changes in the technology of ethanol production are expected to occur primarily in the area of ethanol made from cellulose obtained from other sources of biomass such as switchgrass or fast growing poplar trees. If significant advances were made in the area of cellulosic ethanol production, such advances could make the current ethanol production technology that we use at our plants less desirable or even obsolete. Our plants are designed as single-feedstock facilities. There is limited ability to adapt the plants to a different feedstock or process system without substantial reinvestment and retooling.  Additionally, our plants are strategically located in high-yield, low-cost corn production areas.  At present, there is limited supply of alternative feedstocks near our facilities.

Construction of Superior Plant

In February 2006, we acquired all of the outstanding ownership interest in Superior Ethanol, L.L.C (“Superior Ethanol”). At that time, Superior Ethanol had options to acquire at least 159 acres of property in Dickinson County, Iowa. Superior Ethanol had completed a feasibility study relating to the construction of an ethanol plant on this site and the site was zoned as heavy industrial. The Superior site had been awarded a property tax abatement from Dickinson County, Iowa. Prior to the acquisition, substantially all of Superior Ethanol was owned by Brian D. Peterson, a director of the Company.

We entered into a design-build contract with Agra Industries, Inc. for the design and construction of our plant near Superior, Iowa. Under the agreement, Agra Industries will furnish all labor, materials, equipment and all services necessary to engineer, design and construct a 50 mmgy natural gas dry-mill ethanol plant near Superior, Iowa. As consideration for the services to be performed, Agra Industries will be paid the cost to perform the work plus a design builder's fee based on eight percent (8%) of the cost of the work. The sum of the cost of the work and the design-builder's fee is guaranteed by Agra Industries not to exceed approximately $79.6 million, subject to future adjustment. In addition to the guaranteed maximum price, we are required to make available a contingency fund of $4,000,000 that can be accessed by Agra Industries for certain line item cost increases. We will be charged cost plus 8% for any authorized change orders in the work.

We are required to make progress payments to Agra Industries based upon applications for payment submitted to us. Applications will be submitted twice per month and payment of undisputed amounts is due within fifteen days thereafter. We expect to retain 7% of the amount submitted in each application for payment, up to a maximum of $4,000,000. Retainage will be released upon substantial completion of the plant. All undisputed amounts not paid when due will incur interest at the rate of 10%.

Our Superior plant is expected to begin operations in the spring of 2008. Under the design-build contract, Agra Industries is to achieve substantial completion of the work no later than January 18, 2008. However, this date may be subject to change based on construction change orders. Substantial completion occurs when (i) the project has been constructed according to the plans and specification, (ii) a certificate of occupancy has been issued, (iii) a punch list has been agreed to by Agra Industries and Superior, and (iv) each of the performance guarantees, when separately tested, achieves results of 90% or better.

Agra Industries is required to pay liquidated damages in the amount of $7,500 per day for each day after the required substantial completion date that the work is not substantially complete through no fault of Superior. The aggregate amount of liquidated damages is capped at $2,000,000. Agra Industries is entitled to an early completion bonus of $2,500 for each day that substantial completion occurs in advance of the required substantial completion date, provided that the plant meets certain performance guarantees within 90 days following the substantial completion date.

 If Agra Industries encounters conditions at the site that are (i) subsurface or otherwise concealed physical conditions which differ materially from those indicated in the design-build contractor (ii) unknown physical conditions of an unusual nature which differ materially from those ordinarily found to exist and generally recognized as inherent in construction activities of this type, then an equitable adjustment to the consideration to be paid to Agra Industries and the required substantial completion date under the design-build contract is required.

 Agra Industries will have the right to stop or postpone work and to reasonably adjust the time for completion of the work if any of the following occurs:

•

delays caused by any governmental or regulatory authority that are not the result of any fault, negligence or breach of the design-build contract by Agra Industries;

•

delay in acting or failing to act in accordance with the terms of the design-build contract, provided we have been given notice by Agra Industries of the same and failed to cure our non-compliance;

•

restraints or injunctions issued by a judicial body requiring the work to be halted;

•

changes in laws affecting the design-build contract are enacted;

•

force majeure events, such as, fires, floods, earthquakes, civil disturbances, wars, insurrections, riots, or sabotage;

•

strikes, involuntary work stoppages, labor disputes, or lockouts not resulting from any fault of Agra Industries which could not be reasonably expected;

•

receipt of materials or equipment is delayed, but only up to a maximum of 75 days, through no fault of Agra Industries;

•

adverse weather conditions that are abnormal for period that could not have been reasonably anticipated; and

•

any other delay not caused by Agra Industries or otherwise set forth herein.

Both parties have the right to terminate the design-build contract for cause. Agra Industries may terminate the design-build contract if (i) work is stopped for a period of 30 consecutive days through no fault of Agra Industries, (ii) a governmental act requires the work to be stopped, (iii) we do not pay Agra Industries the amounts owed, or (iv) upon other specified events. Upon such termination by Agra Industries, we are required to pay Agra Industries for the work performed and for proven losses with respect to materials, equipment, tools, and construction equipment and machinery, including reasonable overhead, profit and damages. We may terminate the design-build contract without cause. Upon such termination, Agra Industries is entitled to payment for design services performed, costs incurred by reason of such termination and reasonable overhead and profit on design services not completed.

We will attempt to resolve any disputes under the design-build contract through discussions between the parties. If the dispute is still not resolved, then the parties would submit the matter to arbitration, but only on written agreement of both parties. If the parties do not agree to arbitration, then the matter will be resolved through other legal remedies.

Regulatory Permits – Superior Plant

We have engaged several firms with expertise in law, planning, engineering and environmental consulting to coordinate, advise and assist us with obtaining certain environmental, occupational health and safety permits, plans, submissions, and programs. Many of these permits are discussed below. In addition to these permits, we have applied and will apply for other local, state, and federal permits related to environmental, occupational health and safety requirements as needed. The information below is based in part on information generally relied upon by consultants and may include certain assumptions regarding the accuracy of specifications provided by manufacturers of the equipment and other components used in the construction of the plants, as well as the current design of the Superior plant.

Phase I Environmental Report

Before construction could begin at Superior, we had to obtain a Phase I Environmental Report which stated that the proposed site was not contaminated in anyway that would pose an environmental hazard to anyone working at the site. We entered into an agreement with PSI, Inc. of Omaha, Nebraska to perform this work. They completed their studies and found that there were no such hazards present at the proposed sites, and that we would be able to proceed with construction.

Air Permit

We engaged Natural Resource Group (“NRG”) to do the modeling and obtain our air permits for the plant. Air permits for the Superior plant construction were obtained in a timely manner. Pursuant to the air quality permits, plant emissions will be periodically measured and monitored.

Waste Water Discharge Permit

We expect that we will use water to cool our closed circuit systems in the Superior plant. In order to maintain high quality water for the cooling systems, the water will be continuously replaced with makeup water. As a result, the plant is expected to discharge non-contact cooling water and other non-process waste water from boilers and the cooling towers into the Des Moines River. An application for a discharge permit is pending before the Iowa Department of Natural Resources. Additionally, the discharge structure may or may not necessitate additional permits from the U.S. Army Corps of Engineers, Iowa Department of Natural Resources or local authorities.

Storm Water Discharge Permit and Storm Water Pollution Prevention Plan

Before we could begin construction of our Superior plant, we had to obtain an Industrial Storm Water Discharge Permit from the Iowa Department of Natural Resources. As part of the application for this permit, we were required to prepare a construction site erosion control plan for the project. We also had to have a Storm Water Pollution Prevention Plan in place that identifies various measures we plan to implement to prevent storm water pollution. We are also subject to certain reporting and monitoring requirements.

Alcohol Fuel Producer’s Permit

Before we can begin operations at Superior, we will have to comply with applicable Bureau of Alcohol, Tobacco and Firearms regulations. These regulations require that we first make application for and obtain an alcohol fuel producer’s permit. We have applied for this permit. The term of the permit continues until terminated, revoked or suspended. The permit also requires that we maintain certain security measures and secure an operations bond. There are other taxation requirements related to special occupational tax and a special tax stamp.

Conditional Use Permit

Pursuant to Emmet County, Iowa local land use ordinances, we believe that the Superior plant discharge structure may necessitate the issuance of a Conditional Use Permit. Application is expected to be made in the near future with the Emmet County Board of Zoning Adjustment. A land use consulting firm has been retained to obtain this permit.

Expected Timing of Permitting and Consequences of Delay or Failure

Without necessary permits, we are unable to begin or continue operations. Pending permits might be denied and delayed due to procedural or technical defects. Any denial or delay in permitting may result in a delay, postponement or suspension of plant operations. Additionally, permitting decisions are generally subject to potential administrative, judicial and/or appellate review. Further delays might be unavoidable if permitting decisions are challenged or appealed by outside parties.

Environmental Permits, Compliance Costs and Nuisance

Environmental advocacy and natural resources defense groups across the nation are actively opposing certain ethanol plant projects due to concerns about air quality, water quality, and water or energy use. The permitting, regulatory, rule-making and legislative processes are highly susceptible to pressure from ethanol opponents. Additionally, active opposition often results in prolonged litigation. As the controversy surrounding ethanol plant development grows, the permitting process is anticipated to become more difficult.

Even if we receive all environmental permits for construction and operation of our ethanol plants, we will also be subject to ongoing oversight activities by other local, state and federal agencies, including the Environmental Protection Agency (“EPA”). Environmental, regulatory and land use requirements are subject to change and revision. Existing and pending permits may require alteration or amendment to comply with changes in policy. Changes in policy, precedent, legislation or regulatory environment might result in additional costs and delays.

We do not expect that compliance with current applicable federal, state and local environmental regulations will have a material impact on our capital expenditures, earnings or competitive position. However, changes or amendments to existing rules or regulations, or the adoption of new environmental rules or regulations, may result in additional capital expenditures or materially affect our operations.

Even if we receive all EPA and Iowa environmental permits for construction and operation of the plant, we may be subject to the regulations on emissions by the EPA. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from odors or other air or water discharges from the plants. To minimize the risk of such claims, we intend to employ a thermal oxidizer at each site.

Ethanol Plant Properties

We currently own approximately 108 acres of land and a 50 mmgy ethanol plant near Shenandoah, Iowa. We own approximately 252 acres of land and are constructing a 50 mmgy ethanol plant near Superior, Iowa. We also own options on other potential ethanol plant sites in Iowa and Minnesota; however, we may choose to allow some or all options we currently own to expire.

Employees

As of November 30, 2007, we had 49 full-time, one part-time, and two temporary employees. Subsequent to November 30, 2007, we hired management personnel for the Superior plant and are currently hiring and/or training staff to be involved in the direct operation of the plant. We currently expect to employ approximately 35-40 people at that plant. Our pending merger with Great Lakes Cooperative will result in the addition of approximately 100 employees.  Our ethanol plants and the Great Lakes Cooperative grain facilities are in rural areas with low unemployment. There is no assurance that we will be successful in attracting and retaining qualified personnel at a reasonable cost.

We have and intend to continue to enter into written confidentiality and assignment agreements with our officers and employees. Among other things, these agreements require such officers and employees to keep strictly confidential all proprietary information developed or used by us in the course of our business.

Acquisition of Essex Elevator, Inc.

In September 2007, we purchased Essex Elevator, Inc. for $0.3 million in cash and the assumption of approximately $1.2 million in liabilities. The elevator is located approximately five miles to the northeast of the Shenandoah plant on the same rail line we use to transport products from our plant. We believe that owning additional grain storage located near the Shenandoah plant allows us greater flexibility in the procurement of corn and expands our corn purchasing opportunities.

Merger with Great Lakes Cooperative

In August 2007, we entered into an Agreement and Plan of Merger with Great Lakes Cooperative (“GLC”). GLC is a full-service cooperative with approximately $146 million in fiscal 2007 revenues that specializes in grain, agronomy, feed and petroleum products in northwestern Iowa and southwestern Minnesota. GLC has locations in Everly, Greenville, Gruver, Langdon, Milford, Spencer and Superior, Iowa. The closing of the transaction requires approval by GLC voting members. Under the plan of merger, all outstanding GLC common and preferred stock will be exchanged for (i) an aggregate of 551,065 shares of our common stock, which have been registered by a registration statement that was declared effective on January 4, 2008, plus (ii) an aggregate of $12.5 million in cash. The prospectus/proxy statement and ballots were mailed to GLC voting members on January 11, 2008. Votes were tallied on February 4, 2008, with the merger receiving the required approval by the GLC voting members. The closing of the merger, which we plan to complete in March 2008, is subject to certain additional conditions and contingencies. Upon closing, GLC will become a wholly-owned subsidiary of the Company.

Subject to closing, the GLC merger will provide grain storage capacity of up to 14.7 million bushels to support our Superior ethanol plant operations. We believe that incorporating GLC into our ethanol operations accommodates our vertical-integration strategy by increasing efficiencies and reducing commodity price and supply risks.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act) are available free of charge on our website at www.gpreinc.com as soon as reasonably practicable after we file or furnish such information electronically with the Securities and Exchange Commission (“SEC”). Also available on our website in our corporate governance section are the charters of our audit, compensation, and nominating committees, and a copy of our code of conduct and ethics that applies to our directors, officers and other employees, including our Chief Executive Officer and all senior financial officers. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

ITEM 1A.  RISK FACTORS.

We operate in an evolving industry that presents numerous risks. Many of these risks are beyond our control and are driven by factors that often cannot be predicted. Prospective purchasers of our securities should carefully consider the risk factors set forth below, as well as the other information appearing in this report, before making any investment in our securities. The following discussion highlights some of these risks:

Risks Affecting Our Business

Risks Related to the Company

We have a limited operating history in the ethanol industry.

We were formed in June of 2004 and our first ethanol plant, located in Shenandoah, Iowa, began operations in August 2007. However, we have no other history of operations as an ethanol producer. Our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise. There is no assurance that we will be successful in our efforts to complete the Superior plant and operate both of the plants. Even if we successfully meet these objectives, there is no assurance that we will be able to market the ethanol and distillers grains produced or operate the plants profitably.

Our business success is dependent on unproven management.

Prior to the formation of our Company, none of our officers and directors had any experience in the ethanol industry, with the exception of Wayne Hoovestol, our Chief Executive Officer who is also a director of the Company. However, his experience had been limited to that of board member and investor in other ethanol companies. During the past two and a half years, a great deal of knowledge concerning the ethanol industry has been acquired by our officers and directors. We have an experienced general manager and an experienced plant manager for our Shenandoah plant. We recently hired a plant manager for our Superior plant that also has ethanol industry experience.

Currently we are recruiting additional personnel for our Superior plant. There is no assurance that we will be successful in attracting or retaining such individuals because of a limited number of individuals with expertise in the area and a competitive market with many new plants being constructed. Furthermore, we may have difficulty in attracting other competent personnel to relocate to Shenandoah or Superior in the event that such personnel are not available locally. Our failure to attract and retain such individuals would likely have a material adverse effect on our operations, cash flows and financial performance.

We currently have nine directors. These individuals are experienced in business generally. Some have experience in governing and operating other companies in various industries, others in construction, one in oil and ethanol marketing, and one in operating truck lines, but only three of them have experience in organizing, building and operating an ethanol plant. It is also possible that one or more of our founding stockholders and/or initial directors may later become unable to serve, and we may be unable to recruit and retain suitable replacements.

Our board of directors will have the exclusive right to make all decisions with respect to the management and operation of our business and our affairs. Investors will have no right to participate in the decisions of our board of directors or in the management of our operations. Investors will only be permitted to vote in a limited number of circumstances. Accordingly, any person acquiring securities is entrusting all aspects of our management to the board of directors. In addition, all members of our board of directors, including our Chief Executive Officer, are presently engaged in businesses and other activities outside of and in addition to our business. These other activities impose substantial demand on the time and attention of such directors.

We have a history of operating losses and may never achieve profitable operations.

At November 30, 2007, we had a significant accumulated deficit. We expect to incur significant losses at least until we complete construction and commence operations at our Superior plant. Even if we successfully meet all of these objectives and begin operations at our second ethanol plant, no assurance can be given that we will be able to operate profitably.

If our cash flow from operations is not sufficient to service our anticipated debts, then the business may fail and investors in our stock could lose their entire investment.

Our ability to repay our current and anticipated additional debts will depend on our financial and operating performance and on our ability to successfully implement our business strategy. We can provide no assurance that we will be successful in implementing our strategy or in realizing our anticipated financial results. Our financial and operational performance depends on numerous factors including prevailing economic conditions, volatile commodity prices and certain financial, business and other factors beyond our control. Our cash flows and capital resources may be insufficient to repay our anticipated debt obligations. If we cannot pay our debt service, we may be forced to reduce or delay capital expenditures, sell assets, restructure our indebtedness or seek additional capital. If we are unable to restructure our indebtedness or raise funds through sales of assets, equity or otherwise, our ability to operate could be harmed and the value of our common stock could decline significantly.

The institutions lending funds to us hold a security interest in our assets, including the property and the plants. If we fail to make our debt service payments, the lenders will have the right to repossess the secured assets, including the property and the plants, in addition to other remedies. Such action would end our ability to continue operations. If we fail to make our financing payments and we cease operations, your rights as a holder of common stock are inferior to the rights of our creditors. We may not have sufficient assets to make any payments to you after we pay our creditors.

It is also our intention to attempt to build other plants at other locations, to expand at the sites on which we do build, and/or to aggressively pursue the acquisition of existing plants. If we are successful in accomplishing our goals, we may have to borrow even greater amounts of capital to fund said growth and/or issue additional shares of our stock. This could leverage us even further and cause greater dilution to our existing shareholders. If our cash flows were to diminish for any reason and we were not able to service our debt or raise additional equity through further sales of our shares, our lenders could call our debt and the value of our shares could decline substantially and holders of our shares could lose all or part of their investment.

Casualty losses may occur for which we have not secured adequate insurance.

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

Risks Related to the Common Stock

We have capitalized our company with substantial debt leverage, resulting in substantial debt service requirements that could reduce the value of our stock.

We raised net proceeds of approximately $95.0 million in our equity offerings. Those funds have been used to build our first ethanol plant in Shenandoah, Iowa, and for the construction to date of our second ethanol plant in Superior, Iowa. In addition, we have loans which, when fully drawn, are expected to total approximately $101.0 million for the construction of the plants and to provide working capital for their operation.

We believe with the equity raised in our public offerings and the loans from our lenders that we will have sufficient funds to complete the ethanol plants and meet related working capital requirements.  However, based on our business risks, our capital structure will be highly leveraged. Our debt service requirements could have important consequences which could reduce the value of our common stock, including:

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

•

subjecting all, or substantially all of our assets to liens, which means that there will be virtually no assets left for stockholders in the event of a liquidation; and

•

limiting our ability to adjust to changing market conditions, which could increase our vulnerability to a downturn in our business or general economic conditions.

In the event that we are unable to pay our debt service obligations, we could be forced to: (a) reduce or eliminate dividends to stockholders, if they were to commence or (b) reduce or eliminate needed capital expenditures. It is possible that we could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of our debt. In the event that we are unable to refinance our indebtedness or raise funds through asset sales, sales of equity or otherwise, our business would be adversely affected and we may be forced to liquidate, and investors could lose their entire investment.

Our common stock is thinly traded.

There is currently a publicly-traded market for our common stock. Our common shares trade on both the NASDAQ Capital Market and the American Stock Exchange. However, our shares are thinly traded and any investment made in our Company may be illiquid for an indefinite amount of time. For this reason, there are few institutional stockholders and we do not receive a significant amount of analyst coverage. Further, no assurance can be given that our shares will continue to be traded on these or any other exchange or market in the future.

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

•

pay dividends to stockholders;

•

make various investments;

•

create liens on our assets;

•

acquire other companies or operations;

•

utilize the proceeds of asset sales; or

•

merge or consolidate or dispose of all or substantially all of our assets.

We are also required to maintain specified financial ratios, including minimum cash flow coverage, minimum working capital and minimum net worth. Our loan agreements require we utilize a portion of any excess cash flow generated by operations to prepay our term debt. A breach of any of these covenants or requirements could result in a default under our loan agreements. If we default, and if such default is not cured or waived, our lenders could, among other remedies, accelerate our debt and declare that such debt is immediately due and payable. If this occurs, we may not be able to repay such debt or borrow sufficient funds to refinance. Even if new financing is available, it may not be on terms that are acceptable. Such an occurrence could cause us to cease building the Superior plant, or cease operations at our Shenandoah plant. No assurance can be given that our future operating results will be sufficient to achieve compliance with such covenants and requirements, or in the event of a default, to remedy such default.

The common stock may be diluted in value and will be subject to further dilution in value.

As of November 30, 2007, we had outstanding 7,244,784 shares of common stock, warrants exercisable for 1,113,235 shares of common stock at exercise prices of between $30 and $60 per share and stock options exercisable for 448,000 shares of common stock at exercise prices of between $9.30 and $30 per share. We will also be issuing 551,065 shares of common stock as part of the merger with GLC. If for any reason we are required in the future to raise additional equity capital, if more warrants are exercised in the future, or if options of any kind or additional shares are issued to our officers and directors, or to other members of our management or employees, our current shareholders may suffer further dilution to their investment. There is no assurance that further dilution will not occur in the future.

Risks Related to Construction of the Superior Plant

We are dependent on our design builder and technology provider for expertise in the commencement of operations at the Superior plant and any loss of these relationships, or failure to perform on their part, could hinder our ability to operate profitably and significantly decrease the value of your investment.

We are highly dependent upon Agra Industries and Delta T, and their employees, who have experience in the construction, start-up and operation of ethanol plants, to design and build the Superior plant. Any loss of our relationship with Agra and/or Delta T, particularly during the construction and start-up period for the Superior plant, may have a material adverse impact on our operations, cash flows and financial performance. There are general risks and potential delays associated with such a project, including, but not limited to, fire, weather, permitting issues, and delays in the provision of materials or labor to the construction site. Although we are not aware of any parts needed to construct our Superior that may be backordered, we realize that certain parts for ethanol plants have become backordered from time to time and that we may not be able to get delivery of necessary parts in a timely manner. We believe that both Agra Industries and Delta T have entered into other contracts to build ethanol plants for other owners, due to the rapid expansion taking place in the U.S. ethanol industry. There is a risk that Agra Industries and Delta T have taken on so much work that they might not be able to perform in a timely manner. Any significant delay in the planned completion date may have a material adverse effect on our operations, cash flows and financial performance.

Although ethanol development continues across the country, there has been a significant decline in the number of new projects. Consequently, we could be exposed to risk if market conditions place our design builders and technology providers under substantial economic pressure. If our design builder and technology provider were to face financial difficulties, due to market conditions or any other reason, our ability to perform will be impeded, and such circumstances might have a material adverse effect on our operations, cash flows and financial performance.

We may not be able to manage our start-up period effectively.

We are approaching construction completion and operations start-up at our Superior ethanol plant. Although we have limited financial resources, we will need to implement operational, financial and management systems. We are currently hiring employees needed to operate the plant, and will need to train, motivate and manage our employees. Although we believe that we can effectively manage the start-up and properly staff and train employees for our operations, there is no assurance that this will occur, and any failure by us in either of these areas could have a material adverse effect on us, our financial condition, cash flows, results of operations and our ability to execute our business plan.

We will depend on our technology provider for ongoing support services.

We are highly dependent upon our technology provider for ongoing support services at the Superior plant. Our process technology is licensed.  If the plant is built but does not operate to the level anticipated by us in our business plan, we will rely on our technology provider to adequately address such deficiencies. There is no assurance that they will be able to address such deficiencies in an acceptable manner. Failure to do so could have a material adverse effect on our operations, cash flows and financial performance.

Construction delays could result in a delay in our commencement of operations and generation of revenue, if any, from our Superior plant.

Our Superior plant is expected to begin operations in the spring of 2008. However, it could be later under the contract we have with Agra Industries. Construction projects often involve delays in obtaining permits, construction delays due to weather conditions, or other events that delay the construction schedule. In addition, changes in interest rates or the credit environment or changes in political administrations at the federal, state or local level that result in policy change towards ethanol or this project, could cause construction and operation delays. If it takes longer to obtain necessary permits or construct the plant in Superior than we anticipate, it would delay our ability to generate revenues at that location and make it difficult for us to meet our debt service obligations. This could reduce the value of our common stock and could negatively affect our ability to execute our plan of operation.

If there are defects in the Superior plant’s construction, it may negatively affect our ability to operate the plant.

There is no assurance that defects in materials and/or workmanship in the Superior plant will not occur. Under the terms of the design-build contracts, our builders have warranted that the material and equipment furnished to build the plant would be new, of good quality, and free from material defects in material or workmanship at the time of delivery. Though the design-build contract requires our builder to correct all defects in material or workmanship for a period of one year after substantial completion of the plant, material defects in material or workmanship may still occur. Such defects could cause us to delay the commencement of operations of the Superior plant or, if such defects are discovered after operations have commenced, to halt or discontinue the plant’s operations. Any such event may have a material adverse effect on our operations, cash flows and financial performance.

Any material variations to the actual cost verses our cost estimates relating to the construction and operation of the Superior plant could materially and adversely affect our ability to operate the plant profitably.

Agra Industries is constructing the Superior plant at an estimated total cost of approximately $96.3 million, based on the plans and specifications in the design-build contract with Agra Industries, comprised of $79.6 million in plant construction costs and $16.7 million of other costs. These costs do not include approximately $8.0 million in working capital to purchase such things as corn, enzymes, denaturant, and natural gas at start-up and $0.8 million in pre-production period general and administrative costs.

There is no assurance that there will not be design changes or cost overruns associated with the construction of the plants. Any significant increase in the estimated construction cost of the plants may have a material adverse effect on our operations, cash flows and financial performance.

Risks Related to Ethanol Production

Our ability to operate at a profit is largely dependent on prices of corn, natural gas, ethanol and distillers grains.

Our operations and financial condition are significantly affected by the cost and supply of grain and natural gas and by the selling price for ethanol and distillers grains. Prices and supplies are subject to and determined by market forces over which we have no control. We are heavily dependent on the price and supply of corn. Although our plant sites are strategically located in high-yield, low-cost corn producing regions, there is no assurance of consistent and continued availability of feedstock. There is significant price pressure on local corn markets caused by nearby ethanol plants, livestock industries and other value-added enterprises. Additionally, the local corn supplies could be adversely affected by rising prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets or damaging growing conditions such as plant disease, weather or drought.

As a result of price volatility for these commodities, our operating results may fluctuate substantially.  Based on recent forward prices of corn and ethanol, we may be operating our plants at low to possibly negative operating margins. Increases in corn prices or decreases in prices of ethanol or distillers grains prices may result in it being unprofitable to operate our plants.  No assurance can be given that we will be able to purchase corn at prices anywhere near the historic averages of corn in Iowa; that we will be able to purchase natural gas at, or near, its current price; that we will be able to sell ethanol at, or near, current prices; or that we will be able to sell our distillers grains at, or near, current prices.  Commodities prices have been extremely volatile in the past and are expected to be extremely volatile in the future, due to factors beyond our control, such as weather, domestic and global demand, shortages, export prices and various governmental policies in the U.S. and around the world.

We have been and anticipate continuing to purchase our corn from farmers in the areas surrounding the plants and in the cash market, and hedging corn through futures contracts or with options to reduce short-term exposure to price fluctuations. We may contract with third parties to manage our hedging activities and corn purchasing. Our purchasing and hedging activities may or may not lower our price of corn, and in a period of declining corn prices, these advance purchase and hedging strategies may result in our paying a higher price for corn than our competitors. Further, hedging for protection against the adverse changes in the price of corn may be unsuccessful, and could result in substantial losses to us. Generally, higher corn prices will produce lower profit margins. This is especially true since ethanol market conditions do not allow us to pass through increased corn costs to our customers. If a period of high corn prices were to be sustained for some time, such pricing may have a material adverse effect on our operations, cash flows and financial performance.

Our revenues will also be dependent on the market prices for ethanol and distillers grains. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand of ethanol, the price of gasoline, the level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. However, this relationship is continually changing based on market forces and may result in reduced competiveness of ethanol in the marketplace. Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results

We cannot provide any assurance that there will be sufficient demand for ethanol to support current ethanol prices.

We believe that ethanol production is expanding rapidly at this time. To support this rapid expansion of the industry, domestic ethanol consumption must increase dramatically. Additionally, public opinion must be supportive of continued or increased mandates in order to maintain the preferred status of ethanol in public policy. The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. At present rate of expansion, it is probable that ethanol production will exceed levels set by federal mandate. Additionally, it is possible that ethanol production will exceed domestic blending capacity.

Ethanol production from corn has not been without controversy. There have been questions of overall economic efficiency and sustainability, given the industrialized and energy-intensive nature of modern corn agriculture. Additionally, ethanol critics frequently cite the moral dilemma of redirecting corn supplies from international food markets to domestic fuel markets. The controversy surrounding corn ethanol is dangerous to the industry because ethanol demand is largely dictated by federal mandate. If public opinion were to erode, it is possible that the federal mandates will lose political support and the ethanol industry will be left without a market.

Beyond the federal mandates, there are limited markets for ethanol. Discretionary blending is an important secondary market. However, consumer acceptance of E85 fuels and flexible-fuel technology vehicles is needed before there will be any significant growth in market share. International markets offer possible opportunities.  Ethanol has foreseeable applications as an aviation or locomotive fuel. Limited markets also exist for use of ethanol as an antiseptic, antidote or base compound for further chemical processing. Unfortunately, all these additional markets are undeveloped.

At present, we cannot provide any assurance that there will be any material or significant increase in the demand for ethanol beyond the increases in mandated gasoline blending. Increased production in the coming years is likely to lead to lower ethanol prices. Additionally, the increased production of ethanol could have other adverse effects as well. For example, the increased production could lead to increased supplies of by-products from the production of ethanol, such as distillers grains. Those increased supplies could lead to lower prices for those by-products. Also, the increased production of ethanol could result in a further increase in the demand for corn. This could result in higher prices for corn creating lower profits. There can be no assurance as to the price of ethanol, corn, or distillers grains in the future. Adverse changes affecting these prices may have a material adverse effect on our operations, cash flows and financial performance.

We expect to compete with existing and future ethanol plants and oil companies, which may result in diminished returns on your investment.

We operate in a very competitive environment. We compete with large, multi-product, multi-national companies that have much greater resources than we currently have or will have in the future. We may face competition for capital, labor, management, corn and other resources. There is clearly a consolidation trend in the ethanol industry. As a result, firms are growing in size and scope. Larger firms offer efficiencies and economies of scale, resulting in lower costs of production. Absent significant growth and diversification, we might not be able to operate profitably in a more competitive environment. No assurance can be given that we will be able to compete successfully or that such competition will not have a material adverse effect on our operations, cash flows and financial performance.

At present, the ethanol industry is primarily comprised of firms that engage exclusively in ethanol production. Oil companies, petrochemical refiners and gasoline retailers are not engaged in ethanol production to a large extent. These companies, however, form the primary distribution networks for marketing ethanol through blended gasoline. If these companies seek to engage in direct ethanol production, there will be less of a need to buy ethanol from independent ethanol producers. Such a structural change in the market could result in a material adverse effect on our operations, cash flows and financial performance.

We are dependent on third-party brokers to sell our product which may reduce our ability to compete.

We currently have no sales force or distribution channel to market ethanol. Although we are exploring alternative marketing strategies, we are currently dependent on third-party brokers. We are under contract to sell our ethanol through RPMG, who pools ethanol from independent producers to capture efficiencies and economies of scale. If RPMG breaches the contract or does not have the ability (for financial or other reasons) to purchase all of the ethanol we produce, we will not have any readily available means to market our ethanol. Our lack of an independent marketing program and reliance on third parties to market ethanol may place us at a competitive disadvantage. Our failure to sell all of our ethanol and distillers grains may have a material adverse effect on our operations, cash flows and financial performance

Similarly, we are heavily dependent on third-party brokers to market our by-product distillers grains. In limited circumstances, we market WDGS and MWDG locally. However, the majority of our by-product, distillers grains, are marketed by CHS Inc. If, for any reason, CHS Inc. cannot or does not market our distillers grains, we lack an independent marketing program for selling the by-product. Our inability to independently market distillers gains may have a material adverse effect on our operations, cash flows and financial performance.

Markets for distillers grains depend on its continued use as animal feed

The primary use of distillers grains is animal fodder or feed additive. In recent months, Escherichia coli (E. coli) outbreaks in beef cattle have been attributed to use of distillers grains as a cattle feed. At present, there is no conclusive causal relationship between E. coli and distillers grains. However, despite the current lack of scientific evidence, this continued controversy could have an adverse impact on distillers grains markets. Any connection, whether based on scientific evidence or popular opinion, between distillers grains and E. coli could have a material adverse effect on our operations, cash flows and financial performance.

Engaging in hedging activities to minimize the potential volatility of corn prices could result in substantial costs and expenses.

In an attempt to minimize the effects of the volatility of corn and natural gas costs on operating profits, we have taken hedging positions in the corn and natural gas futures markets and will likely take additional hedging positions in these commodities the future. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of such hedging activities is dependent upon, among other things, the cost of corn and natural gas and our ability to sell sufficient amounts of ethanol and distillers grains. Although we will attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in corn contracts and natural gas are highly volatile and are influenced by many factors that are beyond our control.

Our ability to successfully operate is dependent on the availability of energy and water at anticipated prices.

The plants will require a significant and uninterrupted supply of electricity, natural gas and water to operate. There is no assurance that we can continue to secure an adequate supply of energy or water to support plant operations.  If there is an interruption in the supply of energy or water for any reason, such as supply, delivery or mechanical problems, we may be required to halt production. If production is halted for an extended period of time, it may have a material adverse effect on our operations, cash flows and financial performance.

We have entered into an agreement with U.S. Energy Services, Inc., to negotiate and purchase natural gas and secure related natural gas pipeline capacity for our plants from third-party providers. There can be no assurance given that we or U.S. Energy Services will be able to obtain a sufficient supply of natural gas for our plants or that we will be able to procure alternative sources of natural gas on acceptable terms. Higher natural gas prices may have a material adverse effect on our operations, cash flows and financial performance.

We will also need to purchase significant amounts of electricity to operate the plants. Currently, our plants do not have an onsite electric generation capability to support plant operations. All electricity must be purchased from third-party electric utilities. We have negotiated an agreement with MidAmerican Energy to supply electricity to the plant in Shenandoah for a period of five years. No assurance can be given that we will be able to negotiate contract extensions at favorable rates after the five year period is over. We have entered into an agreement with the Iowa Lakes Electric Cooperative and the Corn Belt Cooperative to supply electricity to the Superior plant. Electricity prices have historically fluctuated significantly. Sustained increases in the price of electricity in the future would increase our cost of production. As a result, these issues may have a material adverse effect on our operations, cash flows and financial performance.

Sufficient availability and quality of water are important requirements to produce ethanol. We anticipate that water requirements at each plant will be approximately 400 to 800 gallons per minute, depending on the quality of the water at our plants. We believe the City of Shenandoah has sufficient capacities of water to meet our needs and we have negotiated a contract with the city to supply water to the plant at a price that we believe is favorable to our operations. However, no assurance can be given that a prolonged drought could not diminish the water supplies in the areas of the Shenandoah plant, or that we would continue to have sufficient water supplies in the future. The City of Shenandoah drilled a well to augment the grey water that is going to the plant. We anticipate obtaining our water supply for the Superior ethanol plant from two wells on the site. If a drought were to occur, we may have to purchase water from other sources, such as the local rural water company, which would cost more. If we ever had to do this, it may have a material adverse effect on our operations, cash flows and financial performance and could even cause us to cease production for periods of time.

Risk of foreign competition from producers who can produce ethanol at less expensive prices than it can be produced from corn in the United States.

There is an increased risk of foreign competition in the ethanol industry. At present, there is a $0.54 per gallon tariff on foreign ethanol. However, this tariff might not be sufficient to deter overseas producers from importing ethanol into the domestic marketing, resulting in depressed ethanol prices. It is also important to note that the tariff on foreign ethanol is the subject of ongoing controversy and disagreement amongst lawmakers. Many lawmakers attribute growth in the ethanol industry to increases in food prices. They see foreign competition in ethanol production as a means of controlling food prices. Additionally, the tariff on ethanol has sparked international criticism because it diverts corn from export and prevents Latin American agricultural development.

Foreign competitors are likely to have lower input, energy and labor costs. International feedstocks might be less costly and more sustainable than corn. Additionally, the bulk of the domestic ethanol market is located on the coasts.  It is possible that it could be cheaper to import foreign ethanol via tanker than transport our ethanol to coastal markets via rail or truck. The primary source of foreign competition is Brazil, which is the world’s second largest producer after the U.S. Brazil produces ethanol from sugarcane, which as a feedstock costs about 30% to 40% less than corn. Additionally, in comparison to the U.S., the Brazilian ethanol industry is more mature and more fully developed. Much of the industrial infrastructure that the U.S. is lacking is already in place in Brazil.

If significant additional foreign ethanol production capacity is created, such facilities could create excess supplies of ethanol on world markets which may result in lower prices of ethanol throughout the world, including the U.S. We believe that an increased supply of ethanol in world markets may be mitigated to some extent by increased ethanol demand, due in part to higher oil prices. Such foreign competition is a risk to our business. Further, if the tariff on foreign ethanol is ever lifted, overturned, expired, repealed or reduced, our ability to profitably compete with low-cost international producers is questionable. Any penetration of ethanol imports into the domestic market may have a material adverse effect on our operations, cash flows and financial performance.

Replacement technologies are under development that might result in product or process system obsolescence

Ethanol is primarily an additive and oxygenate for blended gasoline. Although use is currently mandated, there is always the possibility that a preferred alternative product will emerge and eclipse the current market. Critics of ethanol blends argue that ethanol decreases fuel economy, causes corrosion of ferrous components and damages fuel pumps.  Any alternative oxygenate product would likely be a form of alcohol (like ethanol) or ether (like MTBE). Prior to federal restrictions and ethanol mandates, MTBE was the dominant oxygenate. It is possible that other ether products could enter the market and prove to be environmentally or economically superior to ethanol. More likely, it is possible that alternative biofuel alcohols such as methanol and butanol could evolve into ethanol replacement products. Such development an ethanol replacement product may have a material adverse effect on our operations, cash flows and financial performance.

Even if ethanol remains the dominant additive and oxygenate, technological innovation could have a profound impact on the corn ethanol system. The development of cellulosic ethanol obtained from other sources of biomass such as switchgrass or fast growing poplar trees could ultimately displace corn ethanol production. Federal policies suggest a long-term political preference for cellulosic processes using alternative feedstocks such as switchgrass, silage, wood chips or other forms biomass. Cellulosic ethanol has a smaller carbon footprint because the feedstock does not require energy-intensive fertilizers and industrial production processes. Additionally, cellulosic ethanol is favored because it is unlikely that foodstuff is being diverted from the market. Several cellulosic ethanol plants are under development. At present, it is unlikely that cellulose is an economically-viable alternative to corn. However, if research and development programs persist, there is the risk that cellulosic ethanol could displace corn ethanol at some point in the future. Although there are probably opportunities to incorporate cellulosic processes into our existing corn ethanol plants, it must be acknowledged that innovation in cellulose might have an adverse impact on our enterprises. Our plants are designed as single-feedstock facilities. Additionally, our plants are strategically located in high-yield, low-cost corn production areas. At present, there is limited supply of alternative feedstocks near our facilities. There is limited ability to adapt the plants to a different feedstock or process system without substantial reinvestment and retooling.

Our ethanol plants use ICM and Delta T process technologies in Shenandoah and Superior, respectively. These process technologies are industry standards. However, they use significant amounts of energy. There is the possibility that new process technologies will emerge that require less energy. The development of such process technologies would result in lower production costs. Our process technologies may become outdated and obsolete, placing us a competitive disadvantage against competitors in the industry. The development of replacement technologies may have a material adverse effect on our operations, cash flows and financial performance.

Risks Related to Conflicts of Interest

We have conflicts of interest with our design builders and technology providers which could result in loss of capital and reduced financial performance.

Our Company is and will continue to be advised by one or more employees or associates of our design builders and technology providers. Our design builders and technology providers are expected to continue to be involved in substantially all material aspects of our plant construction and operations for some time. Some of our design builder and technology providers have an ownership interest in us. Consequently, the terms and conditions of our agreements and understandings with them may not have been negotiated at arm’s length. Therefore, there is no assurance that our arrangements with such parties are as favorable to us as could have been if obtained from unaffiliated third parties. In addition, because of the extensive role that they are expected to have in the construction and operation of the plants, it may be difficult or impossible for us to enforce claims that we may have against them, if such things were to arise. If this were to occur, it may have a material adverse impact on our operations, cash flows and financial performance.

Our design builders and technology providers and their affiliates may also have conflicts of interest because employees or agents of our design builders and technology providers are involved as owners, creditors and in other capacities with other ethanol plants in the United States. We cannot require design builders and technology providers to devote their full time or attention to our activities

Though we will attempt to address actual or potential material conflicts of interest as they arise or become known, we have not established any formal procedures to address or resolve conflicts of interest. There is no assurance that any conflict of interest will not have adverse consequences to our operations, cash flows and financial performance.

Risks Related to Regulation and Governmental Action

The loss of favorable tax benefits for ethanol production could adversely affect the market for ethanol.

The American Jobs Creation Act of 2004 created the volumetric ethanol excise tax credit (“VEETC”). Referred to as the blender’s credit, VEETC provides companies with a tax credit to blend ethanol with gasoline totaling 51 cents per gallon of pure ethanol, or approximately 5.1 cents per gallon for E10 and 43 cents per gallon on E85. VEETC expires on December 31, 2010. Continuation of the VEETC was not included in the Energy Act of 2007. It is unlikely that the VEETC will be renewed at its current level, if at all. The elimination or reduction of VEETC or other federal tax incentives to the ethanol industry would have a material adverse impact on our business by making it more costly or difficult for us to produce and sell ethanol.

Our inability to obtain required regulatory permits and/or approvals will impede our ability and may prohibit completely our ability to successfully operate the plants.

We are subject to extensive air, water and other environmental regulation. We have had to obtain a number of environmental permits to construct and operate the plants. Ethanol production involves the emission of various airborne pollutants, including particulate (PM10), carbon dioxide (CO²), oxides of nitrogen (N0x) and volatile organic compounds. As a result, we obtained air quality permits from the Iowa Department of Natural Resources (“IDNR”). We believe we have obtained the permits necessary for operation of the Shenandoah plant and to commence construction at the Superior plant, including our air permits. However, we still need to apply for and obtain certain other permits before we can commence operations at the Superior plant. We anticipate that we will be able to obtain these permits before the times that they will be needed. However, if for any reason any of these permits are not granted, construction costs for the Superior plants may increase. In addition, the IDNR could impose conditions or other restrictions in the permits that are detrimental to us or which increase costs to us above those assumed in this project. Any such event could have a material adverse effect on our operations, cash flows and financial performance.

A change in environmental and safety regulations or violations thereof could impede our ability to successfully operate the plants.

We may also be subject to changes in environmental regulations. Currently the Environmental Protection Agency (“EPA”) rules and regulations do not require us to obtain separate EPA approval in connection with construction and operation of the plants. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses.  Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations. Furthermore, plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of operations at the plants may increase. If any of these events were to occur, they may have a material adverse impact on our operations, cash flows and financial performance.

The loss of favorable government usage mandates affecting ethanol production could adversely affect the market for ethanol.

Federal law, most notably the Energy Act of 2007, requires the use of oxygenated gasoline. If these mandates are repealed, the market for domestic ethanol would be diminished significantly. Federal and state mandates and incentives may be modified in the future. The revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the future use of ethanol in a material way. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. The elimination or reduction of federal and state mandates and incentives would have a material adverse impact on our business by potentially reducing the demand for ethanol. We cannot assure you that any of those laws, regulations or programs will continue. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Additionally, flexible-fuel vehicles receive preferential treatment in meeting CAFE standards. High blend ethanol fuels such as E85 result in lower fuel efficiencies. Absent the CAFE preferences, it is unlikely that flexible-fuel vehicles could meet standards. Any change in these CAFE preferences could reduce growth of E85 markets and result in lower ethanol prices.

Risks Relating to the Business Combination with GLC

The Company and GLC may not be successful in their efforts to complete the merger.

The closing of the merger is subject to various conditions and contingencies. There can be no assurance that all merger closing requirements will be satisfied.

A necessary part of our combined plan of operations is the receipt of significant debt funding, of which there can be no assurance.

We will be required to pay $12.5 million in funds to GLC members at closing. In addition, GLC’s operations require significant working capital for seasonal inventory and receivable levels. Although we have held initial discussions with potential lenders, we presently do not have a committed debt facility in place necessary to make this payment or finance required working capital. We believe we will secure the necessary debt financing under acceptable terms. However, the debt financing may involve significant restrictive covenants and costs. Although we do not anticipate the issuance of additional equity in conjunction with this financing, any additional equity financing required would be dilutive to shareholders. Failure or inability to raise the required capital will result in our proposed merger with GLC failing. There can be no assurance such financing will be available on terms satisfactory to us, if at all.

The merger with GLC may be difficult to integrate, divert the attention of key personnel, disrupt our business, and adversely affect our financial results.

The GLC merger involves numerous risks, any of which could harm our business, including:

•

difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and personnel of GLC and realizing the anticipated synergies of the combined businesses;

•

risks relating to developing the infrastructure needed to integrate GLC’s operations;

•

difficulties in supporting and transitioning customers of GLC;

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

•

potential loss of key employees, customers and strategic alliances from either our current business or the business of GLC;

•

risks relating to unknown environmental hazards on the GLC’s properties;

•

assumption of unanticipated problems or latent liabilities associated with GLC; and

•

inability to generate sufficient revenues to offset acquisition costs and development costs.

Mergers and acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments, periodic amortization, or both that could harm our financial results. As a result, if we fail to properly evaluate the GLC acquisition, we may not achieve the anticipated benefits of the acquisition, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute the GLC acquisition, or otherwise adequately address these risks, could materially harm our business and financial results.

Risks Affecting the Business of GLC

The operation of new ethanol plants in GLC’s trade territory could substantially reduce the volume of corn that it buys and merchandises, which would adversely affect the operating income of its Grain Division.

GLC’s largest single source of operating income is from buying corn and soybeans from producers and share-crop landlords, drying and storing these grain products, and merchandising them to various purchasers. Three ethanol plants are currently operating within or near GLC’s trade territory at Albert City, Ashton, and Emmetsburg. Three additional ethanol plants are under construction within or near GLC’s trade territory at Hartley, and Superior, Iowa (which is our ethanol plant that is currently under construction) and at Welcome, Minnesota. In addition, another ethanol operator has announced its intention to construct an ethanol plant at Fairmont, Minnesota. If all of these ethanol plants are eventually constructed and operated at full capacity, we believe they would buy approximately 206 million bushels of corn each year. This compares to approximately 18 million bushels of corn GLC merchandized during its 2007 fiscal year.

The significant capital costs of an ethanol plant and the high costs of temporarily shutting down an ethanol plant provide strong incentives for these plants to be continuously operated, even during periods of high corn prices relative to the price of ethanol. As a result, the operators of ethanol plants often are willing to buy the corn necessary to maintain production at prices that may exceed the prices being paid by other corn end-users. In contrast, GLC is limited in the price that it can pay for corn by the prices at which it can sell the corn to various buyers. This disparity in corn pricing may result in GLC being unable to profitably buy corn during certain periods, which would reduce the annual volume of corn and its operating profits. GLC may also be forced to pay higher prices for corn in order to fulfill contractual grain delivery obligations, resulting in a loss on the purchase and resale of corn or a reduction in the profit margin on such corn.

It is impossible to predict the impact of the operation of these ethanol plants within or near GLC’s trade territory on GLC’s profitability since there is no comparable historical experience.

The markets for GLC’s products are highly competitive.

Competitive pressures in all of GLC’s businesses could affect the price of and customer demand for its products, thereby negatively impacting its profit margins and resulting in a loss of market share. In addition to the special risks from the ethanol industry discussed above, GLC’s grain business also competes with other grain merchandisers, grain processors and end-users for the purchase of grain, as well as with other grain merchandisers, private elevator operators and cooperatives for the sale of grain. Many of GLC’s competitors are significantly larger and compete in more diverse markets.

GLC’s ability to effectively operate would be impaired if it fails to attract and retain key personnel.

GLC’s ability to operate its business and implement its strategies effectively depends, in part, on the efforts of its executive officers and other key employees. Its management team has significant industry experience and would be difficult to replace. These individuals possess sales, marketing, financial, risk management and administrative skills that are critical to the operation of its business. In addition, the market for employees with the required technical expertise to succeed in GLC’s business is highly competitive and it may be unable to attract and retain qualified personnel to replace key employees should the need arise. The loss of the services of any of GLC’s key employees or the failure to attract or retain other qualified personnel could impair its ability to operate and make it difficult to execute its internal growth strategies, thereby adversely affecting its business.

Disruption or difficulties with GLC’s information technology could impair its ability to operate its business.

GLC’s business depends on its effective and efficient use of information technology. A disruption or failure of these systems could cause system interruptions, delays in production and a loss of critical data that could severely affect its ability to conduct normal business operations.

GLC’s pension plan is subject to changes in laws and assumptions which could have a significant impact on the necessary cash flows needed to fund this plan, and introduce volatility into the annual expense of this plan.

GLC could be impacted by a rise in the cost of pension and other post-retirement benefits. It may be required to make cash contributions to the extent necessary to comply with minimum funding requirements under applicable law, which may change in the future. These cash flows are dependent on various assumptions used to calculate such amounts, including discount rates, long-term return on plan assets, salary increases, health care cost trend rates and other factors. These cash flows are also dependent on the future investment experience of the plan. Changes to any of these assumptions, or variance between assumed and actual investment experience, could have a significant impact on these estimates and the required annual pension contributions.

GLC may not be able to maintain sufficient insurance coverage.

GLC’s business operations entail a number of risks, including property damage, business interruption and liability coverage. It maintains insurance for certain of these risks, including property insurance, worker’s compensation insurance, business interruption, general liability and other insurance. There is no guarantee that such insurance will be available on a cost-effective basis in the future. In addition, although GLC’s insurance is designed to protect it against losses attributable to certain events, coverage may not be adequate to cover all such losses.

GLC’s business may be adversely affected by conditions beyond its control, including weather conditions, political developments, disruptions in transportation, and international petroleum risks.

Many of GLC’s business activities are dependent on weather conditions. Weather risks may result in: (a) a reduction in the sales of fertilizer and pesticides caused by too much rain during application periods, (b) a reduction in grain harvests caused by too little or too much rain during the growing season, (c) a reduction in grain harvests caused by too much rain or an early freeze during the harvest season, and (d) damage to corn stored on an open pile caused by too much rain and warm weather before the corn is dried, shipped, consumed or moved into a storage structure.

National and international political developments subject GLC’s business to a variety of security risks, including bio-terrorism, and other terrorist threats to data security and physical loss to its facilities. In order to protect itself against these risks and stay current with new government legislation and regulatory actions, GLC may need to incur significant costs. No level of regulatory compliance can guarantee that security threats will never occur.

If there were a disruption in available transportation due to natural disaster, strike or other factors, GLC may be unable to get raw materials inventory to its facilities, product to its customers, or ship grain to market. This could disrupt GLC’s operations and cause it to be unable to meet its customers’ needs or fulfill its contractual grain delivery obligations.

The international nature of petroleum production, import restrictions, embargoes and refining capacity limitations could severely impact the availability of petroleum products causing severe economic hardship on the performance of GLC’s Petroleum Division.

Many of GLC’s business lines are affected by the supply and demand of commodities, and are sensitive to factors outside of its control. Adverse price movements could adversely affect its profitability and results of operations.

GLC buys, sells and holds inventories of various commodities, some of which are readily traded on commodity futures exchanges. Weather, economic, political, environmental and technological conditions and developments, both local and worldwide, as well as other factors beyond GLC’s control, can affect the supply and demand of these commodities and expose it to liquidity pressures due to rapidly rising or falling market prices. Changes in the supply and demand of these commodities can also affect the value of inventories held by GLC, as well as the price of raw materials. Increased costs of inventory and prices of raw materials could decrease profit margins and adversely affect profitability.

While GLC hedges the majority of its grain inventory positions with derivative instruments to manage risk associated with commodity price changes, including purchase and sale contracts, it is unable to hedge 100% of the price risk of each transaction due to timing, unavailability of hedge contracts counterparties, and third party credit risk. Furthermore, there is a risk that the derivatives GLC employs will not be effective in offsetting the changes associated with the risks it is trying to manage. This can happen when the derivative and the hedged item are not perfectly matched. GLC’s grain derivatives, for example, do not hedge the basis pricing component of its grain inventory and contracts. (Basis is defined as the difference between the cash price of a commodity in a GLC facility and the nearest in time exchange-traded futures price.) Differences can reflect time periods, locations or product forms. Although the basis component is smaller and generally less volatile than the futures component of grain market price, significant unfavorable basis movement on a grain position as large as GLC’s can significantly impact its profitability. In addition, GLC does not hedge non-grain commodities.

Since GLC buys and sells commodity derivatives on registered and non-registered exchanges, its derivatives are subject to margin calls. If there is a significant movement in the derivatives market, GLC could incur a significant amount of liabilities, which would impact its liquidity and its interest expense. There is no assurance that that the efforts GLC takes to mitigate the impact of the volatility of the prices of commodities will be successful, and any sudden change in the price of these commodities could have an adverse affect on liquidity and profitability.

Many of GLC’s business segments operate in highly regulated industries. Changes in government regulations or trade association policies could adversely affect our results of operations.

Many of GLC’s business segments are subject to government regulation and regulation by certain private sector associations, compliance with which can impose significant costs on its business. Failure to comply with such regulations can result in additional costs, fines or criminal action.

Grain production and trade flows are affected by government actions.

Production levels, markets and prices of the grains GLC merchandises are affected by federal government programs, which include acreage control and price support programs of the United States Department of Agriculture (“USDA”). In addition, grain sold by GLC must conform to official grade standards imposed by the USDA. Other examples of government policies that can have an impact on GLC’s business include tariffs, duties, subsidies, import and export restrictions and outright embargos. Changes in government policies and producer supports may impact the amount and type of grains planted, which in turn, may impact GLC’s ability to buy grain in its market region. Because a portion of GLC’s grain sales are to exporters, the imposition of export restrictions could limit its sales opportunities.

GLC handles potentially hazardous materials in its businesses. If environmental requirements become more stringent or if GLC experiences unanticipated environmental hazards, it could be subject to significant costs and liabilities.

A significant part of GLC’s business is regulated by environmental laws and regulations, including those governing the labeling, use, storage, discharge and disposal of hazardous materials. Because GLC uses and handles hazardous substances in its businesses, changes in environmental requirements or an unanticipated significant adverse environmental event could have a material adverse effect on its business. There is no assurance that GLC has been, or will at all times be, in compliance with all environmental requirements, or that it will not incur material costs or liabilities in connection with these requirements. Private parties, including current and former employees, could bring personal injury or other claims against GLC due to the presence of, or exposure to, hazardous substances used, stored or disposed of by GLC, or contained in its products. GLC is also exposed to residual risk because some of the facilities and land which it has acquired may have environmental liabilities arising from their prior use. In addition, changes to environmental regulations may require GLC to modify its existing plant and processing facilities and could significantly increase the cost of those operations.

GLC relies on a limited number of suppliers for its products, and the loss of one or several of these suppliers could increase its costs and have a material adverse effect on its business.

GLC relies on a limited number of suppliers for its products. If it is unable to obtain these raw materials and products from its current vendors, or if there were significant increases in its suppliers’ prices, it could disrupt operations, thereby significantly increasing its costs and reducing profit margins.

GLC’s substantial indebtedness could adversely affect its financial condition, decrease its liquidity and impair its ability to operate.

GLC is dependent on a significant amount of debt to fund its operations and contractual commitments. This indebtedness could interfere with its ability to operate its business. For example, it could:

•

limit its ability to obtain additional financing, which could impact its ability to fund future working capital, capital expenditures and other general needs, as well as limit its flexibility in planning for or reacting to changes in its business and restrict it from making strategic acquisitions, investing in new products or capital assets and taking advantage of business opportunities;

•

require it  to dedicate a substantial portion of cash flows from operating activities to payments on its indebtedness, which would reduce the cash flows available for other uses; and

•

place it at a competitive disadvantage compared to its competitors with less debt.

If cash on hand is insufficient to pay its obligations or margin calls as they come due at a time when GLC is unable to draw on its credit facility, this could have an effect on its ability to conduct business. GLC’s ability to make payments on and to refinance its indebtedness will depend on its ability to generate cash in the future. Its ability to generate cash is dependent on various factors. These factors include general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Certain of its long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. GLC’s ability to satisfy these provisions can be affected by events beyond its control, such as the demand for and fluctuating price of grain. Noncompliance with these loan covenants could result in default and acceleration of long-term debt payments.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

We currently own approximately 108 acres of land and a 50 mmgy ethanol plant near Shenandoah, Iowa. We own approximately 252 acres of land and are constructing a 50 mmgy ethanol plant near Superior, Iowa. We believe that the property owned at the Shenandoah and Superior sites will be adequate to accommodate our current needs, as well as potential expansion, at those sites. We also own options on other potential ethanol plant sites in Iowa and Minnesota; however, we may choose to allow some or all options we currently own to expire.

We currently lease approximately 3,500 square feet of office space in Omaha, Nebraska for our corporate headquarters. This lease expires in fiscal 2009. We believe that our current facilities are adequate for our present and short-term foreseeable needs and that additional suitable space will be available as required.

We currently lease approximately 2,500 square feet of office space in Las Vegas, Nevada under operating leases that expire in fiscal 2009. This space, which has been sublet, is no longer used by the Company because we moved our corporate headquarters to Omaha during fiscal 2007.

ITEM 3.  LEGAL PROCEEDINGS.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

As of January 31, 2008, our executive officers, their ages and their positions were as follows:

Name	Age	Position
Wayne B. Hoovestol	49	Chief Executive Officer and Director
Jerry L. Peters	50	Chief Financial Officer
Dan E. Christensen	61	Executive Vice President, Treasurer, Secretary and Director
Brian D. Peterson	43	Executive Vice President and Director

WAYNE B. HOOVESTOL was appointed to the position of Chief Executive Officer in February 2007. He has served as a director since March 2006 and was appointed as Chief Operating Officer in January 2007. Mr. Hoovestol began operating Hoovestol Inc., a trucking company, in 1978 and he later formed an additional trucking company known as Major Transport. Mr. Hoovestol recently sold Major Transport so he could devote a substantial majority of his time to the leadership and strategic oversight of our operations. Mr. Hoovestol became involved with ethanol as an investor in 1995, and has served on the boards of two other ethanol companies. He continues to serve on the board of Tall Corn Ethanol in Coon Rapids, Iowa.

JERRY L. PETERS joined the Company as Chief Financial Officer in June 2007. Prior to joining the Company, Mr. Peters served as Senior Vice President - Chief Accounting Officer for ONEOK Partners, L.P. from May 2006 to April 2007, as its Chief Financial Officer from July 1994 to May 2006, and in various senior management roles prior to that. ONEOK Partners (formerly Northern Border Partners L.P.), is a publicly-traded partnership engaged in gathering, processing, storage, and transportation of natural gas and natural gas liquids. Prior to joining ONEOK Partners in 1985, Mr. Peters was employed by KPMG LLP as a certified public accountant.

DAN E. CHRISTENSEN is a founder of the Company and has served as Executive Vice President in charge of construction since January 2007. He has held the positions of Treasurer, Secretary and director since our inception in June 2004, and also served as Chief Operating Officer prior to January 2007. Since 1981, Mr. Christensen has served as Chief Executive Officer of Commercial Mortgage and Investment, LLC, which provides mortgage banking services for real estate projects nationwide, including real estate development projects for his own account. Mr. Christensen spends approximately half of his available business time working for the Company.

BRIAN D. PETERSON has served as Executive Vice President in charge of site development and as a director of the Company since 2005. For more than the past five years, Mr. Peterson has also been employed principally by his farming entities. The grain farming entity includes in excess of thirteen thousand acres in Iowa and Arkansas. Mr. Peterson also owns and operates a cattle feedlot with a capacity of thirteen thousand head in northwest Iowa. Additionally, Mr. Peterson is a board member of Natural Innovative Renewable Energy, LLC, which is a 60 million gallon biodiesel plant in the development stage and is involved in various other renewable fuels investments.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades under the symbol “GPRE” on The NASDAQ Capital Market and the American Stock Exchange. Our shares first began to trade on March 15, 2006. However, our shares are thinly traded and illiquid. No assurance can be given that our stock will continue to be traded on any market or exchange in the future, or that our shares will become more liquid. Our shares may continue to trade on a limited, sporadic and highly volatile basis.

The following table sets forth, for the periods indicated, the high and low bid information of our common stock as reported by NASDAQ. Note that the over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and that the quotations may not necessarily represent actual transactions in the common stock.

	High	Low
Fiscal Year Ended November 30, 2007
Fourth quarter	$ 17.60	$ 8.53
Third quarter	20.07	15.00
Second quarter	23.18	19.64
First quarter	26.12	19.61

Fiscal Year Ended November 30, 2006
Fourth quarter	28.25	16.63
Third quarter	39.84	25.60
Second quarter	63.50	21.60

Holders of Record

As of November 30, 2007, as reported to us by our transfer agent, there were 541 holders of record of our common stock, not including beneficial holders whose shares are held in names other than their own. This figure does not include 3,412,176 shares held in depository trusts. Total active certificates, including depository trust shares, were 815.

Equity Compensation Plans

The following table sets forth, as of November 30, 2007, certain information related to the Company’s compensation plans under which shares of our common stock are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security
holders.….……..………....	481,500	$26.68	518,500 (1)
Equity compensation plans not approved by security
holders ……...………...…..	-	-	-

Total.….…………….………	481,500	$26.68	518,500

______________________

(1) The maximum number of shares that may be issued under the 2007 Equity Incentive Plan as option grants, restricted stock awards, restricted stock units, stock appreciation rights, direct share issuances and other stock-based awards is 1,000,000 shares of our common stock.

Dividend Policy

To date, we have not paid dividends on our common stock. The payment of dividends on our common stock in the future, if any, is at the discretion of the board of directors and will depend upon our earnings, capital requirements, financial condition and other factors the board views as relevant. The payment of dividends is also limited by covenants in our loan agreements. The board does not intend to declare any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

None.

Performance Graph

In accordance with applicable SEC rules, the following table shows a line-graph presentation comparing cumulative stockholder return on an indexed basis with a broad equity market index and either a nationally-recognized industry standard or an index of peer companies selected by the Company. We have selected the NASDAQ Composite Index (IXIC) and the NASDAQ Clean Edge U. S. Index (CLEN) for comparison. The graph assumes that the value of the investment in the Company’s Common Stock and each index was $100 at November 30, 2005, the approximate date upon which the Company closed its first public offering (at an initial public offering price of $10 per share), and that all dividends were reinvested.

The information contained in the Performance Graph will not be deemed to be “soliciting material” or to be “filed” with the SEC, nor will such information be incorporated by reference into any future filing of the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into any such filing.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial date has been derived from our consolidated financial statements. This data should be read together with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, and the consolidated financial statements and related notes thereto included elsewhere herein. The financial information below is not necessarily indicative of results to be expected for any future period. Future results could differ materially from historical results due to many factors, including those discussed in Item 1A – Risk Factors of this report.

	Year Ended November 30,			June 29, 2004 (Inception) to November 30,
	2007	2006	2005	2004
Statement of Operations Data:
Revenues………………..	$24,202,391	$-	$-	$-
Cost of goods sold…..….	23,042,844	-	-	-
Operating expenses……..	8,943,202	2,150,986	729,546	50,305
Operating loss…………..	(7,783,655)	(2,150,986)	(792,546)	(50,305)
Other income (expense)...	350,694	3,395,106	331,792	310
Net income (loss)……….	(7,138,472)	918,120	(397,754)	(49,995)

Earnings (loss) per common share:
Basic………………	(1.18)	0.19	(0.42)	(0.08)
Diluted…………….	(1.18)	0.19	(0.42)	(0.08)

Operating and Other Data:
Ethanol sold (gallons)…..	11,046,000	-	-	-
Average net price of ethanol sold ($ per gallon)….	$1.64	-	-	-
Average corn cost ($ per bushel)………...……..	$3.56	-	-	-
Average net price for distillers grains ($ per equivalent dried ton)....	$122	-	-	-

	As of November 30,
	2007	2006	2005	2004
Balance Sheet Data:
Cash and equivalents…...	$11,913,868	$43,088,464	$5,794,936	$626,093
Current assets…………...	25,178,989	44,196,474	33,859,636	629,093
Total assets……………...	180,272,718	96,003,532	34,649,482	629,093
Current liabilities……….	24,325,006	9,777,352	170,701	5,800
Long-term debt…………	63,855,402	330,000	-	-
Total liabilities………….	88,180,408	10,107,352	170,701	5,800
Stockholders’ equity……	92,092,310	85,896,180	34,478,781	623,293

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained therein.

Overview

We were formed to construct and operate dry mill, fuel grade ethanol plants. Our goal is become the market’s vertically-integrated, low-cost producer of ethanol. To integrate the ethanol value chain and add value to our core ethanol product, we are expanding our business operations to include strategic agribusiness assets. We seek to further consolidate and integrate firms involved in the ethanol business.

Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the U.S., mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. The ethanol industry in the U.S. has grown significantly over the last few years as its use reduces harmful auto emissions, enhances octane ratings of the gasoline with which it is blended, offers consumers a cost-effective choice at the pump, and decreases the amount of crude oil the U.S. needs to import from foreign sources. Ethanol is most commonly retailed as E10, the 10 percent blend of ethanol for use in all American automobiles. Increasingly, ethanol is also available as E85, a higher percentage ethanol blend for use in flexible fuel vehicles. We expect that the market for ethanol will continue to expand due to new federal mandates for its increased usage and the desire to reduce imports of foreign crude oil.

Construction of our first ethanol plant, located in Shenandoah, Iowa, began in April 2006. Operations commenced and we produced initial amounts of ethanol and distillers grains at the Shenandoah plant in late August 2007, which moved us from a development stage company to an operating entity. Construction began in August 2006 on a second plant, similar to the Shenandoah facility, in Superior, Iowa, which is currently expected to be completed in the spring of 2008. We are currently focusing our efforts on efficient operation of the Shenandoah plant, as well as preparing for the completion of our Superior plant. To facilitate future growth, our plants have been designed for ease of future expansion.

We have adopted a vertical-integration strategy and business model. In recent years, many ethanol companies have focused primarily on ethanol refining and production. The overall ethanol value chain, however, consists of multiple steps involving agribusinesses, such as grain elevators, agronomy services, distributors of distillers grains, and downstream operations such as ethanol marketers and fuel blenders. By simultaneously engaging in multiple steps in the ethanol value chain, we believe we can increase efficiency and manage commodity price and supply risk. Vertical integration is an established and proven strategy for minimizing risk and maximizing profits in commodity-driven businesses.

The acquisition of Essex Elevator, Inc. in September 2007 and the pending merger with Great Lakes Cooperative are significant steps toward vertical integration. We believe these additions complement our Shenandoah and Superior ethanol production operations. Also, these additions may allow us to realize economies of scale and benefit from diversification.

Our operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains and natural gas. As a result of price volatility for these commodities, our operating results may fluctuate substantially. We may experience increasing costs for corn and natural gas and decreasing prices for ethanol and distillers grains which could significantly impact our operating results. Because the market price of ethanol is not directly related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn feedstock through adjustments in prices charged for ethanol. Based on recent forward prices of corn and ethanol, we may be operating our plants at low to possibly negative operating margins. Increases in corn prices or decreases in ethanol prices may result in it being unprofitable to operate our plants.

The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. During the past five years, the average price of corn for the upcoming, or “near,” month on the Chicago Board of Trade (“CBOT”) has been approximately $2.73 per bushel. In the areas surrounding our Shenandoah and Superior plants, the average has been slightly less due to the transportation cost differential, or “basis,” to the delivery points designated by the CBOT contract.

The price of corn has been increasing dramatically since the last quarter of 2006. The average CBOT near-month corn price during fiscal 2007 was $3.68 per bushel. Since the end of fiscal 2007, the CBOT near-month corn price has risen to approximately $5.00 per bushel. We believe the increase is primarily due to the expansion of the ethanol industry and the resulting increased demand for corn. Higher corn prices will negatively affect our costs of production. However, we also believe that higher corn prices will, depending on the prices of alternative crops, encourage farmers to plant more acres of corn in the coming years and possibly divert land currently in the Conservation Reserve Program to corn production. We believe an increase in land devoted to corn production could reduce the price of corn to some extent in the future.

Historically, ethanol prices tend to track the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time. For the past two years, the average U.S. ethanol price, based on the Opis Spot Ethanol Assessment, was $2.35 per gallon. For the same time period, the average U.S. gasoline price, based on New York Mercantile Exchange (“NYMEX”) reformulated blendstock for oxygen blending (“RBOB”) contracts, was $2.39 per gallon. During the last two months of fiscal 2007, U.S. ethanol prices have average $1.82 per gallon. For the same time period, U.S. gasoline prices have averaged $2.25 per gallon. During the last two months of fiscal 2007, ethanol prices have averaged $0.42 per gallon below gasoline prices. We believe this is due to constraints in the infrastructure surrounding blending and distribution that has resulted from significant increases in ethanol supply in recent years. We also believe additional expected ethanol supply expected to come on-line in the near future has reduced wholesale ethanol prices compared to gasoline.

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

Shenandoah plant

Our Shenandoah plant is a name-plate 50 mmgy facility. Our first grind of corn at the Shenandoah plant occurred in late August 2007. Nearly all of the employees needed to operate the plant began working for us by early June. Plant employees completed several weeks of safety and plant operational training prior to commencement of operations at the Shenandoah plant. The training activities included experience at a fully operational ethanol plant under the direction of ICM’s training staff. ICM and Fagen assisted us during initial plant operation to ensure that our employees are properly trained to safely and efficiently operate the Shenandoah plant. In September 2007, the Shenandoah plant completed the performance test of the Fagen contract by completing seven days of continuous operation at or exceeding certain identified performance criteria, including production at name-plate capacity levels. Total cost of constructing the Shenandoah plant, including costs of land and improvements and excluding amounts for working capital, approximated $76.8 million.

Superior plant

Our Superior plant is a name-plate 50 mmgy facility expected to be completed in the spring of 2008. Subsequent to November 30, 2007, we hired management personnel for the Superior plant and are currently hiring and/or training staff to be involved in the direct operation of the plant. We currently expect to employ approximately 35-40 people at that plant. Our ethanol plants are in rural areas with low unemployment. There is no assurance that we will be successful in attracting and retaining qualified personnel at a reasonable cost.

The following table describes our projected cost of the Superior facility. We believe we have sufficient funds available to complete the construction and commence operation of the Superior plant. However, the actual cost is subject to various contingencies, such as contractor change orders and the cost of debt financing. Therefore, the following figures are intended to be estimates only and the actual cost of the facilities may vary significantly from the descriptions given below depending on the contingencies described above.

Estimated cost of facilities:
Plant construction	$79,605,000
Site costs	4,720,000
Railroad costs	6,342,000
Fire protection / water supply costs	3,517,000
Rolling stock costs	350,000
Capitalized interest	1,200,000
Total	$95,734,000

Amounts in the above table are only estimates. Actual expenditures could be higher or lower due to a variety of factors, including those described in Item 1A – Risk Factors of this report. In addition, we estimate pre-production period and working capital costs may approximate an additional $8 million to $10 million.

Merger and Acquisition Activities

In September 2007, we purchased Essex Elevator, Inc. for $0.3 million in cash and the assumption of approximately $1.2 million in liabilities. The elevator is located approximately five miles to the northeast of the Shenandoah plant on the same rail line we use to transport products from our plant. We believe that owning additional grain storage located near the Shenandoah plant allows us greater flexibility in the procurement of corn and expands our corn purchasing opportunities.

In August 2007, we entered into an Agreement and Plan of Merger with Great Lakes Cooperative (“GLC”). GLC is a full-service cooperative with approximately $146 million in fiscal 2007 revenues that specializes in grain, agronomy, feed and petroleum products in northwestern Iowa and southwestern Minnesota. GLC has locations in Everly, Greenville, Gruver, Langdon, Milford, Spencer and Superior, Iowa. The closing of the transaction requires approval by GLC voting members. Under the plan of merger, all outstanding GLC common and preferred stock will be exchanged for (i) an aggregate of 551,065 shares of our common stock, which have been registered by a registration statement that was declared effective on January 4, 2008, plus (ii) an aggregate of $12.5 million in cash. The prospectus/proxy statement and ballots were mailed to GLC voting members on January 11, 2008. Votes were tallied on February 4, 2008, with the merger receiving approval by the GLC voting members. The closing of the merger, which we plan to complete by March 2008, is subject to certain additional conditions and contingencies. Upon closing, GLC will become a wholly-owned subsidiary. Subject to closing, the GLC merger will provide grain storage capacity of up to 14.7 million bushels to support our Superior ethanol plant operations. The GLC merger accommodates our vertical-integration strategy. We believe that incorporating GLC into our ethanol operations will help increase efficiencies and reduce commodity price and supply risks.

We are also exploring other possible opportunities, including opportunities of mergers and acquisitions involving other ethanol producers and developers, other renewable fuels related technologies and grain and fuel logistics facilities. We believe that our vertical-integration model offers strategic advantages and we continue to seek opportunities to incorporate ethanol value chain firms into our operations. Given the current trend toward consolidation in the industry, we believe that we can become a consolidator of ethanol value chain assets.

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

Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured. We sell all of our ethanol and the majority of our distillers grains to third-party brokers, who are our customers for purposes of revenue recognition, pursuant to contracts with these brokers. These third-party marketing agents coordinate subsequent sales, marketing, and shipping of the ethanol and distillers grains. A small amount of distillers grains is also sold to local farmers. Accordingly, once the ethanol or distillers grains are loaded into trucks or rail cars and bills of lading are generated, the criteria for revenue recognition are considered to be satisfied and sales are recorded.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on our ethanol production facilities, grain storage facilities, railroad track, computer equipment and software, office furniture and equipment, vehicles, and other fixed assets has been provided on the straight-line method over the estimated useful lives of the assets, which currently range from 3-40 years.

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

Derivative financial instruments

We follow Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” in accounting for our risk management activities. Under SFAS No. 133 derivatives such as exchange-traded futures contracts are recognized on the balance sheet at fair value. Until operations commenced, all realized and unrealized gains and losses on derivative financial instruments were recorded in the statement of operations in other income. Upon the commencement of operations, all realized gains and losses on derivative financial instruments are considered a component of cost of goods sold. Unrealized gains and losses on derivative financial instruments found to be highly effective hedges for underlying commodity purchases and sales may be designated as cash flow hedges and recorded in other comprehensive income, net of tax. For ineffective hedges, unrealized gains and losses will be considered a component of cost of goods sold. Gains and losses on derivatives not recorded in other comprehensive income may have a material impact on operating results due to market volatility.

Accounting for Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider positive and negative evidence, and the weight given to the potential effects of such positive and negative evidence is based on the extent to which it can be objectively verified.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which establishes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. We are currently evaluating the impact that this interpretation will have on our consolidated financial statements. FIN 48 will be effective for us beginning December 1, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing the fair value option would be required to recognize changes in fair value as unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, that SFAS No. 159 will have on our consolidated financial statements. SFAS No. 159 will be effective for us beginning December 1, 2007.

In December 2007, the FASB issued “Summary of Statement No. 141 (revised 2007),” which replaces SFAS No. 141, “Business Combinations,” to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Statement No. 141 retains the fundamental requirements that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. That replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141's guidance resulted in not recognizing some assets and liabilities at the acquisition date, and it also resulted in measuring some assets and liabilities at amounts other than their fair values at the acquisition date. This Summary Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. It may not be applied before that date. We are currently evaluating the impact that this Summary Statement will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest is to be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. It may not be applied before that date. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Results of Operations

Total revenues during fiscal 2007 were $24.2 million. We had no revenues from operations from our inception in June 2004 until August 2007. Cost of goods sold during fiscal 2007 was $23.0 million, resulting in a $1.2 million gross profit. We sold 11.0 million gallons of ethanol during fiscal 2007, primarily in the fourth quarter, at an average net price of $1.64. Our average corn cost was $3.56 per bushel. In addition, we recognized $4.3 million from sales of distillers grains and $1.8 million in revenues from grain merchandising and storage. Based on recent forward prices for corn and ethanol, we may be operating the Shenandoah plant at low to possibly negative operating margins.

Operating expenses were $8.9 million, $2.2 million and $0.7 million during fiscal 2007, 2006 and 2005, respectively. Our operating expenses are primarily general and administrative expenses for employee salaries, incentives and benefits; stock-based compensation expenses; office expenses; board fees; and professional fees for accounting, legal, consulting, and investor relations activities; as well as depreciation and amortization costs. The increase in operating expenses during fiscal 2007 as compared to fiscal 2006 was partially due to an increase in employee salaries, incentives and benefits resulting from the increase in employees hired to operate the Shenandoah plant. At November 30, 2007, we had 49 full-time, one part-time, and two temporary employees, including corporate personnel. Additionally, many of the new employees went through extensive training specifically related to ethanol plant operations during the period of time between their hire date and the commencement of plant operations. Depreciation and amortization costs during fiscal 2007 increased by $1.0 million as compared to fiscal 2006 and 2005. Another reason for the large increase in operating expenses during fiscal 2007 relates to stock-based compensation expenses. We recorded $3.5 million in stock-based compensation expenses during fiscal 2007 with no such costs during fiscal 2006. A significant portion of these stock-based compensation expenses were board-related fees totaling $2.8 million resulting from share and options grants to board members under the 2007 Equity Incentive Plan.

The increase in operating expenses during fiscal year 2006 as compared to fiscal 2005 was primarily due to a $456,000 increase in employee salaries and benefits related to increasing from no employees in 2005 to eight at the end of fiscal 2006, and a $886,000 increase in professional fees as we utilized more consultants for accounting, legal and investor relations. During fiscal 2006, we began paying board fees and increased site development activities to locate possible sites for other ethanol plants. Prior to the commencement of the construction of our two plants, our expenses were primarily the result of our efforts to identify viable sites for ethanol plants. We incurred feasibility costs, such as drilling test wells for water availability, plant layout, track design etc. We have also incurred and paid consulting costs to help us develop other sites at which we considered building additional plants.

Interest income, primarily on the funds raised in our various common stock offerings, was $1.1 million, $1.8 million and $0.3 million during fiscal 2007, 2006 and 2005, respectively. Interest income has declined in fiscal 2007 compared to fiscal 2006 as we have used cash proceeds from our equity offerings to partially fund the construction of our plants. We expect interest income to continue its decline as we have used nearly all of the proceeds from our offerings to build the plants.

Interest expense was $1.2 million during fiscal 2007, with no interest expense incurred during fiscal 2006 or 2005. Because of the availability of funds raised in our various commons stock offerings, we did not need to borrow funds to construct our ethanol plants or fund working capital until fiscal 2007.

Net gains on derivative financial instruments were $1.2 million and $1.6 million during fiscal 2007 and 2006, respectively, including net gains since commencement of plant operations included in cost of goods sold of $0.9 million. We utilize derivatives, such as futures and options, to manage price risks for corn expected to be consumed in operations at both the Shenandoah and Superior plants. We have also contracted for fixed-price, future physical delivery of corn with various producers. We intend to continue, and may expand, the use of various derivatives and forward contracts to manage price and supply risks for corn inputs at our plants. The price of corn rose dramatically in the September 2006 to November 2006 period resulting in the profits on the futures. In September 2007, we began reflecting gains and losses on derivatives associated with our operations in cost of goods sold.

Our ethanol marketer has forward sold quantities of ethanol expected to be produced at our plants during the next 12 months. We continually negotiate purchases of natural gas, denaturant, enzymes, and other needed chemicals to operate the plant, and anticipate that we will have sufficient quantities of these materials in place or under contract to meet the operational requirements at each of our plants. Our risk management transactions to-date have not met the specific requirements for hedge accounting treatment under U.S. generally accepted accounting principles (“GAAP”) and as a result, changes in market values are recognized in our operations currently. We intend to evaluate the possibility of qualification of future risk management transactions under hedge accounting treatment.

As a result of the operating expenses and other income discussed above, our loss before income taxes was $7.4 million during fiscal 2007, as compared to pre-tax income of $1.2 million during fiscal 2006 and pre-tax loss of $0.4 million during fiscal 2005. Our income tax benefit was $0.3 million during fiscal 2007 compared to an income tax provision of $0.3 million in fiscal 2006. We did not record a full income tax benefit during fiscal 2007 due to loss carryforwards and the resulting uncertainty of realizing the benefit in future years.

Liquidity and Capital Resources

On November 30, 2007, we had $11.9 million in cash and equivalents and $31.6 million available under committed loan agreements (subject to satisfaction of specified lending conditions). We anticipate utilizing substantially all of these funds for completion of the construction of our Superior plant, unpaid amounts owed on construction of our Shenandoah plant, and associated working capital requirements. We believe that we have secured sufficient funding to complete construction of and begin operations at our second ethanol plant. The Shenandoah plant commenced production of ethanol and distillers grains at the end of the third quarter of fiscal 2007. The GLC merger and the related working capital that may be associated with acquiring and storing significant quantities of corn is expected to require additional financing of at least $52.0 million, including an operating line of credit. We currently do not have such financing in place and there is no assurance that we will be successful in establishing such financing arrangements, or that if established, they will be on favorable terms. Additional debt financing may involve significant restrictive covenants and costs.  In the future, we may decide to improve or preserve our liquidity through the issuance of common stock in exchange for materials and services. We may also sell additional equity or borrow additional amounts to expand the Shenandoah and/or Superior plants; build additional or acquire existing ethanol plants; and/or build additional or acquire existing corn storage facilities. We can provide no assurance that we will be able to secure the funding necessary for these additional projects at reasonable terms, if at all.

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

On November 14, 2007, we completed a private placement of 1.2 million shares of our common stock to nine accredited investors at a purchase price of $8.10 per share, resulting in net proceeds of approximately $9.7 million. We expect to use proceeds from this offering for working capital and other general corporate purposes.

Shenandoah Loan Agreement

On February 6, 2006, we entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA (individually and collectively, the “Shenandoah Loan Agreement”). CoBank, ACB, a participant in the agreement, acts as administrative agent. Under the Shenandoah Loan Agreement, the lenders will loan up to $47.0 million to partially finance construction of the Shenandoah plant and to provide funding for working capital purposes. In December 2006, we complied with all conditions precedent and began drawing on the credit line for construction of the plant in Shenandoah after first, as required under the Shenandoah Loan Agreement, spending the equity we had committed to build the Shenandoah plant. The loan is comprised of a $30.0 million amortizing term loan and a $17.0 million revolving term facility.

The Shenandoah Loan Agreement was amended during fiscal 2007 to reflect the current construction costs and schedule for the Shenandoah plant, to modify certain covenants and repayment requirements, to add seasonal borrowing capability of up to $6.3 million, and to reflect changes that had been agreed to as a result of our acquisition of Superior Ethanol. The following summarizes the significant terms of the Shenandoah Loan Agreement as amended.

Loan Commitments and Repayment Terms

•

Term Loan – This loan is available for advances until December 1, 2007. Principal payments are to commence thereafter with $1.2 million due May 20, 2008, and each quarter thereafter with a final maturity on or before May 20, 2014. In addition, for each fiscal year, we are also required to make special payments equal to 65% of the available (if any) free cash flow from operations, not to exceed $2.0 million per year, provided, however, that if such payments would result in a covenant default under the Shenandoah Loan Agreement, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $8.0 million.

•

Revolving Term – This loan is available for advances throughout the life of the commitment. Allowable advances under this loan are reduced by $2.4 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than November 1, 2014, with the final maturity no later than November 1, 2017.

•

Statused Revolving Credit Supplement – Effective October 31, 2007, we executed an Amended Master Loan Agreement and Statused Revolving Credit Supplement with the lenders to reflect changes in circumstances as a result of the acquisition of Essex Elevator, Inc. and the anticipated completion of the Superior plant in the spring of 2008. The statused revolving credit supplement has a borrowing capacity, based on levels of inventory and accounts receivable, up to $6.3 million during the period commencing on the effective date and ending on January 31, 2008, and in the amount of $4.3 million during the period commencing on February 1, 2008 and ending on July 1, 2008.

Pricing and Fees

•

The loans will bear interest at either the Agent Base Rate (prime) plus 0.00% to 0.50% or short-term fixed rates at LIBOR (1, 3 or 6 month) plus 2.85% to 3.35% (each based on a ratio of total equity to total assets).

•

We have incurred origination and other fees in the amount of $0.5 million through November 30, 2007. Appraisal, inspecting engineer, title insurance and disbursing fees are at our expense.

•

There is an annual administrative fee of $25,000 that began on November 20, 2006.

•

There is an unused commitment fee of 0.50% on the $17.0 million revolving term loan and an unused commitment fee of 3/8 of 1% on the statused revolving credit supplement.

Security

As security for the loans, the lenders received a first-position lien on personal property and real estate owned by us, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant.

Summary of Loan Covenants

The Shenandoah Loan Agreement, as amended, contains affirmative covenants (including financial covenants) and negative covenants including:

•

Maintenance of working capital (current assets over current liabilities in accordance with GAAP consistently applied) of not less than $3.0 million through May 31, 2008 and increasing to $6.0 million thereafter, except that in determining current assets, any amounts available under the Revolving Term Loan (less the amount that would be considered a current liability under GAAP if fully advanced) may be included.

•

Maintenance of net worth (total assets over total liabilities in accordance with GAAP consistently applied) of $34.0 million, increasing to $35.5 million effective May 31, 2008, and increasing to $37.5 million at fiscal year ending 2008 and thereafter.

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

•

Restrictions on dividends or other distributions to stockholders of no more than 40% of the profit, net of income taxes for each fiscal year, allowable only where we are expected to remain in compliance with all loan covenants, terms and conditions. Furthermore, with respect to the fiscal years ending in 2008 and thereafter, an additional distribution may be made to stockholders in excess of the 40% limit for such fiscal year if we have made the required free cash flow payment for such fiscal year, and will thereafter remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of such potential additional payment. We are currently in compliance with all covenants under the Shenandoah Loan Agreement

At November 30, 2007, the entire $30.0 million related to the term loan was outstanding, along with the entire $17.0 million on the revolving term loan, and $2.8 million on the seasonal borrowing agreement.

Superior Loan Agreement

On March 21, 2007, Superior Ethanol, our wholly-owned subsidiary, entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA (individually and collectively, the “Superior Loan Agreement”). CoBank, ACB, a participant in the agreement, acts as administrative agent. Under the Superior Loan Agreement, the lenders will lend up to $50.0 million to partially finance construction of the Superior plant and to provide funding for working capital purposes. This credit line is available after the required equity has been used for construction of the Superior plant. The loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term facility. The following summarizes the significant terms of the Superior Loan Agreement.

Loan Commitments and Repayment Terms

•

Term Loan – Before giving effect to the pending amendment described below, this loan is available for advances until December 31, 2007. Principal payments are to commence thereafter with $1.375 million due July 20, 2008, and each quarter thereafter with a final maturity on or before July 20, 2015. In addition, for each fiscal year, we are also required to make special payments equal to 75% of the available (if any) free cash flow from Superior Ethanol’s operations, provided, however, that if such payments would result in a covenant default under the Superior Loan Agreement, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $10.0 million.

•

Revolving Term – This loan is available for advances throughout the life of the commitment. Allowable advances under this loan are reduced by $2.5 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than July 1, 2015, with the final maturity no later than July 1, 2017.

Pricing and Fees

•

The loans will bear interest at either Agent Base Rate (prime) minus 0.15% to plus 0.25% or short-term fixed rates at LIBOR (1, 3 or 6 month) plus 2.80% to 3.15% (each depending on whether the operations for the preceding fiscal year were profitable or unprofitable).

•

We have incurred origination and other fees in the amount of $0.5 million through November 30, 2007. Appraisal, inspecting engineer, title insurance and disbursing fees are at our expense.

•

There is an annual administrative fee of $35,000 that begins on November 1, 2007.

•

There is an unused commitment fee of 0.75% on the $10.0 million revolving term loan that begins on November 1, 2007.

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

Summary of Loan Covenants

The Superior Loan Agreement contains affirmative covenants (including financial covenants) and negative covenants including:

•

Maintenance of Superior Ethanol’s working capital (current assets over current liabilities in accordance with GAAP consistently applied) of not less than $4.5 million at the earlier of commencement of operations or by December 31, 2007 and increasing to $5.0 million effective November 30, 2008, and thereafter, except that in determining current assets, any amounts available under the Revolving Term Loan (less the amount that would be considered a current liability under GAAP if fully advanced) may be included.

•

Maintenance of Superior Ethanol’s net worth (total assets over total liabilities in accordance with GAAP consistently applied) of $45.1 million, and increasing to $48.6 million for the fiscal year ending 2008 and thereafter.

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

•

Restrictions on dividends or other distributions to Superior Ethanol’s stockholder of no more than 40% of the profit, net of income taxes for each fiscal year allowable only where we are expected to remain in compliance with all loan covenants, terms and conditions. Furthermore, with respect to the fiscal years ending in 2008 and thereafter, an additional distribution may be made to stockholders in excess of the 40% limit for such fiscal year if we have made the required free cash flow payment for such fiscal year, and will thereafter remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said potential additional payment. We are currently in compliance with all covenants under the Superior Loan Agreement.

Based on current construction cost and schedule forecasts, and pending execution of an amendment, the lenders have agreed to extend the availability of funds under the construction loan from December 31, 2007 to April 15, 2008. Financial covenants will be modified, subject to execution of the amendment, to provide for the maintenance of $4.5 million in working capital beginning February 29, 2008; and maintenance of minimum net worth will be increased to $54.8 million and $58.3 million by February 29, 2008 and our fiscal year ending 2008, respectively.

At November 30, 2007, $22.0 million related to the term loan was outstanding.

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

Contractual Obligations

Our contractual obligations as of November 30, 2007 were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$72,974,041	$9,317,816	$20,945,095	$18,153,814	$24,557,316
Operating lease obligations (2)	8,514,906	952,784	2,620,381	2,584,191	2,357,550
Purchase obligations (3)	92,318,265	68,570,465	8,487,028	7,630,386	7,630,386
Total	$173,807,212	$78,841,065	$31,228,104	$27,543,991	$36,194,052

(1)   Includes current portion of long-term debt, and excludes $100,000 from the Iowa Department of Economic Development that is expected to be recognized as a non-refundable grant.

(2)   Operating lease costs are for rail cars and office space.

(3)   Includes construction agreements and purchase orders with Agra Industries and various other contractors for construction of the Superior plant. Also includes estimated minimum contractual obligations for RPMG and forward corn purchase contracts.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to market risks concerning our long-term debt, future prices of corn, natural gas, ethanol and distillers grains. From time to time, we may purchase corn futures and options to hedge a portion of the corn we anticipate we will need.  In addition, we have contracted for future physical delivery of corn. We are exposed to the full impact of market fluctuations associated with interest rates and commodity prices as discussed below. At this time, we do not expect to have exposure to foreign currency risk as we expect to conduct all of our business in U.S. dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically we have $73.1 million outstanding in long-term debt as of November 30, 2007, nearly all of which is variable-rate in nature. The specifics of each note are discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Commodity Price Risk

We produce ethanol and distillers grains from corn and our business is sensitive to changes in the prices of each of these commodities. The price of corn is subject to fluctuations due to unpredictable factors such as weather; corn planted and harvested acreage; changes in national and global supply and demand; and government programs and policies. We use natural gas in the ethanol production process and, as a result, our business is also sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, or other natural events like hurricanes in the spring, summer and fall. Other natural gas price factors include North American exploration and production, and the amount of natural gas in underground storage during both the injection and withdrawal seasons. Ethanol prices are sensitive to world crude-oil supply and demand; crude-oil refining capacity and utilization; government regulation; and consumer demand for alternative fuels. Distillers grains prices are sensitive to various demand factors such as numbers of livestock on feed, prices for feed alternatives, and supply factors, primarily production by ethanol plants and other sources.

We attempt to reduce the market risk associated with fluctuations in the price of corn and natural gas by employing a variety of risk management and hedging strategies. Strategies include the use of derivative financial instruments such as futures and options executed on the Chicago Board of Trade and/or the New York Mercantile Exchange, as well as the daily management of our physical corn and natural gas procurement relative to plant requirements for each commodity. The management of our physical corn procurement may incorporate the use of forward fixed-price contracts and basis contracts.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in pre-tax income resulting from hypothetical 10% adverse changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from November 30, 2007. This analysis excludes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows:

Commodity	Estimated Total Volume Requirements for the Next 12 Months	Unit of Measure	Approximate Adverse Change to Income
Ethanol	92,276,000	Gallons	$ 16,408,000
Corn	32,956,000	Bushels	$ 13,662,000
Distillers grains	275,000	Tons *	$ 3,171,000
Natural Gas	3,137,000	MMBTU	$ 2,343,000

* Distillers grains quantities are stated on an equivalent dried ton basis.

At November 30, 2007, approximately 49% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. This included fixed-price future-delivery contracts for approximately 11.3 million bushels. As a result of these positions, the effect of a 10% adverse move in the price of corn shown above would be reduced by approximately $6,735,000.

At November 30, 2007, approximately 6% of our forecasted ethanol production during the next 12 months has been sold by our ethanol marketer under fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of ethanol shown above would be reduced by approximately $930,000.

At November 30, 2007, we had not entered into any fixed-price sales contracts for distillers grains.

At November 30, 2007, approximately 7% of our forecasted natural gas requirements for the next 12 months have been purchased under fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of natural gas shown above would be reduced by approximately $163,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required consolidated financial statements and notes thereto are included in this report and are listed in Part IV, Item 15.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms because of the material weakness in internal controls over financial reporting identified and discussed below.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the Company’s internal control over financial reporting as of November 30, 2007. We based our assessment on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Construction of our first ethanol plant began in 2006. Operations commenced and we produced initial amounts of ethanol and by-products at this plant in late August 2007, which moved us from a development stage company to an operating entity. As part of moving to an operating entity, numerous internal controls over financial reporting were implemented at the end of the third quarter and especially during the fourth quarter of fiscal 2007. To help comply with top management’s directive to strengthen our overall internal control environment, throughout the fourth quarter we engaged an outside consulting firm with extensive internal control experience. This consulting firm was engaged to assist us with documentation and testing of our internal controls, as well as offering recommendations of new or enhanced controls in many areas. This was an intensive project on the part of the consultants and our employees, who were also performing the many day-to-day activities of operating an ethanol production plant.

All of our material internal controls over financial reporting were documented (or existing documentation was updated) and tested, and many were enhanced, during the fourth quarter of fiscal 2007. However, retesting of these internal controls generally was not performed due to the limited time available to document, test and retest our numerous internal controls surrounding the operation of our ethanol plant. Accordingly, a number of significant deficiencies existed at the end of fiscal 2007 that were not considered to likely result in a material error in our consolidated financial statements at the end of fiscal 2007.

Procedures related to proper month-end cutoffs of ethanol and distillers grains sales were not functioning as designed, resulting in material post-closing adjustments to revenues in our consolidated financial statements. To address this weakness, we performed additional analyses of amounts recorded as revenue in our consolidated financial statements to ensure that such amounts are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. In addition, we are working to identify and implement corrective actions, where required, to improve our internal controls, including specific review of the application of those procedures that were not functioning properly at November 30, 2007 that resulted in the material weakness in internal controls over financial reporting noted above.

Management has concluded, based on its assessment, that our internal controls over financial reporting were not effective as of the end of the period covered by this report. Management has identified one material weakness in internal control over financial reporting, which is discussed above. The Company has reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

The Company’s independent registered public accounting firm, L.L. Bradford & Company, LLC, has audited the consolidated financial statements included in this annual report on Form 10-K and has issued an attestation report on our internal control over financial reporting. That attestation report is included on page F-2 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

Management, including the Chief Executive Officer and the Chief Financial Officer, are responsible for establishing and maintaining adequate internal controls over financial reporting. Management conducts its own assessment of the adequacy of the Company’s internal controls over financial reporting in fulfilling this responsibility. In addition, during the fourth quarter of fiscal 2007, management engaged an outside consulting firm with extensive internal control experience to assist us with assessing, documenting and testing our internal controls, as well as offering recommendations of new or enhanced controls in many areas. Based on these assessments, management concluded that our internal controls over financial reporting were not effective as of the end of the period covered by this report for the reasons described above. As described above, numerous changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred in the fourth fiscal quarter ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has taken corrective action with regard to certain identified significant deficiencies and the material weakness in internal controls. Management is currently addressing enforcement of procedures surrounding month-end cutoffs of revenues for both its ethanol and distillers grains, which was identified as a material weakness as of November 30, 2007. A number of significant deficiencies also existed at the end of fiscal 2007 that will be addressed by management during fiscal 2008.

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to our directors is included in the section entitled “Proposal I – Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 2008 (the “Proxy Statement”) and is incorporated herein by reference. Information included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is also incorporated herein by reference. Information related to the audit committee and the audit committee financial expert is included in the section entitled “Report of the Audit Committee” in the Proxy Statement and is incorporated herein by reference.

Certain information regarding our executive officers is included in Item 4A – Executive Officers of the Registrant of this report.

The Company has adopted a Code of Conduct and Ethics that applies to our Chief Executive Officer and all senior financial officers, including the Chief Financial Officer, principal accounting officer, other senior financial officers and persons performing similar functions. The full text of the Code of Ethics is published on our website at www.gpreinc.com in the “Investors – Corporate Governance” section. We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Conduct and Ethics on our website within five business days following the adoption of such amendment or waiver.

ITEM 11.  EXECUTIVE COMPENSATION.

Information included in the sections entitled “General Information Regarding the Board and its Committees” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information included in the sections entitled “Principal Shareholders” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information included in the section entitled “Certain Relationships and Related Transactions,” if any, in the Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information included in the section entitled “Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1)  Financial Statements.   The following index lists consolidated financial statements and notes thereto filed as part of this annual report on Form 10-K.

(2)  Financial Statement Schedules.   All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)  Exhibits.   The following exhibit index lists exhibits incorporated herein by reference, filed as a part of this annual report on Form 10-K, or furnished as part of this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated August 15, 2007)
2.2	Addendum and Addendum #2 to Agreement and Plan of Merger (Included as Appendixes B and C to this Registration Statement)
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

Exhibit No.	Description
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

10.20	Amendment to the Master Loan Agreement, dated May 31, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated June 13, 2007)
10.21	Revolving Credit Supplement, dated May 31, 2007 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated June 13, 2007)
10.22	Amendment to the Construction and Term Loan Supplement, dated May 31, 2007 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated June 13, 2007)
10.23	Amendment to the Construction and Revolving Term Loan Supplement, dated May 31, 2007 (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated June 13, 2007)
10.24	Employment Agreement dated June 8, 2007, by and between the Company and Jerry L. Peters (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q, dated May 31, 2007).
21.1	Schedule of Subsidiaries
23.1	Consent of L.L. Bradford & Company, LLC
31.1	Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS RENEWABLE ENERGY, INC.

(Registrant)

Date:  February 13, 2008

By:  /s/ Wayne B. Hoovestol

Wayne B. Hoovestol

Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wayne B. Hoovestol Wayne B. Hoovestol	Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2008

/s/ Jerry L. Peters Jerry L. Peters	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2008

/s/ Dan E. Christensen Dan E. Christensen	Executive Vice President, Secretary, Treasurer and Director	February 13, 2008

/s/ Brian D. Peterson Brian D. Peterson	Executive Vice President and Director	February 13, 2008

/s/ Robert D. Vavra Robert D. Vavra	Chairman of the Board of Directors	February 13, 2008

/s/ Gordon F. Glade Gordon F. Glade	Director	February 13, 2008

/s/ David A. Hart David A. Hart	Director	February 13, 2008

/s/ R. Stephen Nicholson R. Stephen Nicholson	Director	February 13, 2008

/s/ Gary R. Parker Gary R. Parker	Director	February 13, 2008

/s/ Michael A. Warren Michael A. Warren	Director	February 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Green Plains Renewable Energy, Inc.

We have audited the accompanying balance sheets of Green Plains Renewable Energy, Inc. as of November 30, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Plains Renewable Energy, Inc. as of November 30, 2007 and 2006, and the results of its operations and cash flows and for each of the years in the three-year period ended November 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Green Plains Renewable Energy, Inc.’s internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 8, 2008 expressed an adverse opinion.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

February 8, 2008

Las Vegas, Nevada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Green Plains Renewable Energy, Inc.

We have audited Green Plains Renewable Energy, Inc.’s internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Green Plains Renewable Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Procedures related to proper month-end cutoffs of ethanol and distillers grains sales were not functioning as designed, resulting in material post-closing adjustments to revenues in Green Plains Renewable Energy, Inc.’s consolidated financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated February 8, 2008 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Green Plains Renewable Energy, Inc. has not maintained effective internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of Green Plains Renewable Energy, Inc., and our report dated February 8, 2008 expressed an unqualified opinion.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

February 8, 2008

Las Vegas, Nevada

GREEN PLAINS RENEWABLE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$11,913,868	$43,088,464
Accounts receivable	3,063,147	-
Inventories	6,903,231	-
Prepaid expenses and other	1,882,180	710,135
Derivative financial instruments	1,416,563	397,875
Total current assets	25,178,989	44,196,474

Property and equipment, net	147,494,283	47,081,787
Deferred income taxes	143,268	51,800
Other assets	7,456,178	4,673,471
Total assets	$180,272,718	$96,003,532

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$14,846,849	$9,704,352
Derivative financial instruments	116,250	-
Deferred income taxes	143,268	13,000
Current maturities of long-term debt	9,218,639	60,000
Total current liabilities	24,325,006	9,777,352

Long-term debt	63,855,402	330,000
Total liabilities	88,180,408	10,107,352

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 25,000,000 shares authorized, 7,244,784 and 6,002,736 shares issued and outstanding, respectively	7,245	6,003
Additional paid-in capital	98,753,166	85,419,806
Retained earnings (accumulated deficit)	(6,668,101)	470,371
Total stockholders' equity	92,092,310	85,896,180

Total liabilities and stockholders' equity	$180,272,718	$96,003,532

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended November 30,
	2007	2006	2005

Revenues
Ethanol	$18,088,695	$-	$-
Distillers grains	4,271,652	-	-
Grain merchandising and storage	1,842,044	-	-
Total revenues	24,202,391	-	-
Cost of goods sold	23,042,844	-	-
Gross profit (loss)	1,159,547	-	-
Operating expenses	8,943,202	2,150,986	729,546

Operating loss	(7,783,655)	(2,150,986)	(729,546)

Other income (expense)
Interest income	1,133,063	1,791,989	331,792
Interest expense, net of amounts capitalized	(1,177,402)	-	-
Net gains on derivative financial instruments	339,562	1,600,396	-
Other, net	55,471	2,721	-
Total other income (expense)	350,694	3,395,106	331,792

Income (loss) before income taxes	(7,432,961)	1,244,120	(397,754)
Income tax provision (benefit)	(294,489)	326,000	-

Net income (loss)	$(7,138,472)	$918,120	$(397,754)

Earnings (loss) per share:
Basic	$(1.18)	$0.19	$(0.42)
Diluted	$(1.18)	$0.19	$(0.42)

Weighted average shares outstanding:
Basic	6,074,182	4,877,938	945,517
Diluted	6,074,182	4,904,545	945,517

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated) Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, November 30, 2004	765,000	$765	$672,523	$(49,995)	$623,293

Issuance of common stock for services at $10.00 per share	5,000	5	49,995	-	50,000

Issuance of common stock for cash at $10.00 per share, net of offering costs of $256,658	3,445,990	3,446	34,199,796	-	34,203,242

Net loss for the year ended November 30, 2005	-	-	-	(397,754)	(397,754)
Balance, November 30, 2005	4,215,990	4,216	34,922,314	(447,749)	34,478,781

Issuance of common stock for services at $10.00 per share	5,000	5	49,995	-	50,000

Issuance of common stock for acquisition at $10.00 per share	100,000	100	999,900	-	1,000,000

Issuance of common stock for land at $43.90 per share	10,900	11	478,499	-	478,510

Issuance of common stock for services at $37.30 per share	2,500	3	93,247	-	93,250

Issuance of common stock for exercise of warrants for cash at $30.00 per share, plus fees	68,277	68	2,049,052	-	2,049,120

Issuance of common stock for cash at $30.00 per share, net of offering costs of $1,173,671	1,600,069	1,600	46,826,799	-	46,828,399

Net income for the year ended November 30, 2006	-	-	-	918,120	918,120
Balance, November 30, 2006	6,002,736	6,003	85,419,806	470,371	85,896,180

Stock-based compensation to directors and employees	37,548	38	3,566,144	-	3,566,182

Issuance of common stock for land at $20.60 per share	500	-	10,300	-	10,300

Issuance of common stock for services at $9.53 per share	4,000	4	38,116	-	38,120

Issuance of common stock for cash at $8.10 per share	1,200,000	1,200	9,718,800	-	9,720,000

Net loss for the year ended November 30, 2007	-	-	-	(7,138,472)	(7,138,472)
Balance, November 30, 2007	7,244,784	$7,245	$98,753,166	$(6,668,101)	$92,092,310

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended November 30,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(7,138,472)	$918,120	$(397,754)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	1,028,101	13,201	1,693
Unrealized gains on derivative financial instruments	(427,438)	(32,375)	-
Stock-based compensation expense	3,604,302	143,250	50,000
Deferred income taxes	38,800	(38,800)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,063,147)	-	-
Inventories	(6,903,231)	-	-
Prepaid expenses and other	(1,172,045)	(710,132)	-
Derivative financial instruments	(475,000)	(365,500)	-
Accounts payable and accrued liabilities	5,301,315	630,677	100,151
Net cash provided (used) by operating activities	(9,206,815)	558,441	(245,910)

Cash flows from investing activities:
Purchases of property and equipment	(100,211,960)	(36,583,670)	(723,789)
Payment of recoverable rail line costs	-	(3,500,000)	-
Acquisition of business	(449,055)	-	-
Cash acquired in acquisition of subsidiary	-	210,291	-
Payments related to land option agreements	(5,000)	(23,500)	-
Purchase of securities	-	-	(28,064,700)
Sale of securities	-	28,064,700	-
Utility services deposits	(2,417,870)	-	-
Net cash used by investing activities	(103,083,885)	(11,832,179)	(28,788,489)

Cash flows from financing activities:
Proceeds from the issuance of common stock	9,720,000	48,877,519	34,203,242
Proceeds from the issuance of long-term debt	71,796,144	400,000	-
Payment of principal on long-term debt	(60,000)	(10,000)	-
Payment of loan fees and equity in creditors	(340,040)	(700,253)	-
Net cash provided by financing activities	81,116,104	48,567,266	34,203,242

Net change in cash and equivalents	(31,174,596)	37,293,528	5,168,843
Cash and equivalents, beginning of period	43,088,464	5,794,936	626,093
Cash and equivalents, end of period	$11,913,868	$43,088,464	$5,794,936

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Continued from the previous page
	Year Ended November 30,
	2007	2006	2005
Supplemental disclosures of cash flow:
Cash paid for income taxes	$495,037	$-	$-
Cash paid for interest	$1,921,565	$-	$-

Noncash investing and financing activities:
Common stock issued for acquisition of subsidiary:
Cash	$-	$210,291	$-
Deposits related to option agreement	-	11,100	-
Site development costs	-	778,609	-
Total common stock issued for acquisition of subsidiary	$-	$1,000,000	$-

Noncash additions to property and equipment:
Common stock issued for purchase of land	$10,300	$478,510	$-
Transfer of site development costs to land	386,856	-	-
Purchase accounting cost allocated to land options transferred to land	100	332,990	-
Land option cost transferred to land	10,000	10,000	-
Capitalized interest from amortization of debt issuance costs	71,478	-	-
Change in accrued construction liabilities	(2,838,464)	5,339,376	64,750
Change in construction retainage liabilities	2,679,646	3,628,346	-
	$319,916	$9,789,222	$64,750

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References to “we,” “us,” “our” or the “Company” in these notes to the consolidated financial statements refer to Green Plains Renewable Energy, Inc., an Iowa corporation, and its subsidiaries. We were incorporated on June 29, 2004 to construct and operate dry mill, fuel grade ethanol production facilities. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages.

Construction of our first ethanol plant, located in Shenandoah, Iowa, began in April 2006. Operations commenced and we produced initial amounts of ethanol and distillers grains at the Shenandoah plant in late August 2007, which moved us from a development stage company to an operating entity. Construction began in August 2006 on a second plant, similar to the Shenandoah facility, in Superior, Iowa, which is currently expected to be completed in the spring of 2008. We are currently focusing our efforts on efficient operation of the Shenandoah plant, as well as preparing for the completion of our Superior plant.

Both of the above-mentioned ethanol production facilities are name-plate 50 million gallon per year (“mmgy”) plants. Name-plate means the plant is designed by the design builders and the process technology providers to produce at least the stated quantity of ethanol per year once it becomes operational. At name-plate capacity each plant is expected to, on an annual basis, consume approximately 18 million bushels of corn and produce approximately 50 million gallons of fuel-grade, undenatured ethanol, and approximately 160,000 tons of animal feed known as distillers grains. We have contracted with Renewable Products Marketing Group, LLC, (“RPMG”), an independent broker, to sell the ethanol and with CHS Inc., a Minnesota cooperative corporation to sell the distillers grains produced at the plants. Our third party marketing agents will coordinate all sales, marketing, and shipping of our products.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the current year presentation.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Measurement of Financial Instruments

We account for financial instruments according to Statement of Financial Accounting Standard (”SFAS”) No. 157, “Fair Value Measurements.” The following methods and assumptions were used by us in estimating the fair value of our financial instruments (which are separate line items in the consolidated balance sheet):

Level 1 – Market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs):

Cash and cash equivalents – The carrying value of cash, cash equivalents and marketable securities is their fair value due to the high liquidity and relatively short maturity of these instruments. Marketable securities considered to be cash equivalents are invested in low-risk interest-bearing government instruments, and the carrying value is determined by the financial institution where the funds are held.

Derivative financial instruments – These instruments are valued at fair market value based upon information supplied by the broker at which these instruments are held. The fair value is determined by the broker based on closing quotes supplied by the Chicago Board of Trade. The Chicago Board of Trade is an exchange with published pricing. See the “Derivative Financial Instrument” policy below for additional information.

Level 2 – The reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):

Accounts receivable, accounts payable and accrued liabilities – The carrying value of accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short outstanding period of these items.

 Long-term debt – The Company has a non-transferable, zero-interest note. It is not practicable to estimate the fair value of this debt since the note contains unique terms, conditions and restrictions, and there is no readily determinable similar instrument on which to base an estimate of fair value. In addition, long-term debt includes a $100,000 grant which, based on certain covenants, when reached, we intend to record as income.

Cash and Cash Equivalents

We consider our highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents as of November 30, 2007 and 2006 included amounts in short-term government funds.

Accounts Receivable

Amounts included in accounts receivable relate to unpaid amounts for sales of ethanol and distillers grains. We sell nearly all of our ethanol and distillers grains, pursuant to contracts, to third-party brokers, who are our customers for purposes of revenue recognition. These third-parties coordinate subsequent sales, marketing, and shipping of ethanol and distillers grains. A small amount of distillers grains is also sold to local farmers. Accordingly, once the ethanol or distillers grains are loaded into trucks or rail cars and bills of lading are generated, accounts receivable are recorded.

Because our ethanol and most of our distillers grains are sold directly to these third-party marketing agents under terms that typically require payments are typically within ten days from the date of sale, no allowance for doubtful accounts has currently been deemed as necessary.

Concentrations of credit risk

In the normal course of business, we are exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. Concentrations of credit risk exist related to our accounts receivable since we sell nearly all of our ethanol and distillers grains to third-party brokers. Although payments are typically received within ten days from the date of sale to these third-party brokers, we continually monitor this credit risk exposure.

Inventories

Inventories are stated at the lower of average cost (determined monthly) or market.

Derivative Financial Instruments

Derivatives such as exchange-traded futures are currently recognized on the consolidated balance sheet at fair value. Currently, all fair value adjustments for derivative financial instruments are recorded in the consolidated statement of operations as gains/losses in other income. In the future, derivative financial instruments found to be highly effective hedges with their underlying commodity may be designated as cash flow hedges and recorded in other comprehensive income, net of tax.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of these assets is generally computed using the straight-line method over the following estimated useful lives of the assets:

Years
Land improvements	20
Plant, buildings and improvements	10-40
Railroad track and equipment	35
Ethanol production equipment	20-40
Other machinery and equipment	5-7
Computers and software	3-5
Office furniture and equipment	5

Property and equipment is capitalized at cost.  Non-permanent land improvements, construction in progress and capitalized interest are depreciated upon the commencement of operations of the property (i.e. ethanol plant start-up). Expenditures for property betterments and renewals are capitalized. Costs of repairs and maintenance are charged to expense as incurred.

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of our fixed assets.

Impairment of Long-Lived Assets

Our long-lived assets consist of property and equipment and acquired intangible assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds it estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

Recoverable Rail Line Costs

We have entered into a contract with Burlington Northern Santa Fe (“BNSF”) that required us to pay rail line renovation costs for the spur track running from Red Oak, Iowa to the Shenandoah plant. Included in the contract is a provision for reimbursement to the Company for the renovation costs up to $3.5 million through rebates ($50 to $150) issued per rail car load, provided sufficient rail cars are placed on the rail line. The rebates are recorded as a reduction to the track renovation costs until the full amount has been recovered. If the track is sold by BNSF, the agreement provides for repayment to the Company for any portion of the unrecovered renovation costs.

Site Development Costs

Site development costs are business development expenditures incurred for professional fees for planning, zoning, permits, designs and other services, and are expensed prior to the construction project reaching economic feasibility consistent with past practice. Economic feasibility is determined by the progress of funding the project. When the project is funded, these costs going forward are capitalized as the cost of the project.

Debt Issuance Costs

Fees and costs related to securing debt financing are recorded as debt issuance costs. Debt issuance costs are stated at cost, and are amortized as interest expense over the life of the loans.

Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured. We sell all of our ethanol and the majority of our distillers grains to third-party brokers, who are our customers for purposes of revenue recognition, pursuant to contracts with these brokers. Our third-party marketing agents coordinate all subsequent sales, marketing, and shipping of our products. Accordingly, once the ethanol or distillers grains are loaded into rail cars and bills of lading are generated, the criteria for revenue recognition are considered to be satisfied and sales are recorded. As part of our contracts with these third-party brokers, shipping costs are incurred by them and factored into their net sales price rather than being charged back to us. For the small number of distillers grains products sold to local farmers, bills of lading are generated and signed by the driver for outgoing shipments, at which time sales are recorded.

Environmental Expenditures

Environmental expenditures that pertain to our current operations and relate to future revenue are expensed or capitalized consistent with our capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations, and that do not contribute to future revenue, are expensed.

Stock-Based Compensation

The Company applies SFAS No. 123(R) “Accounting for Stock-Based Compensation” for all compensation related to stock, options or warrants. SFAS No. 123(R) requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

Income Taxes

The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial reporting carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operating results in the period of enactment. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which establishes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. We are currently evaluating the impact that this interpretation will have on our consolidated financial statements. FIN 48 will be effective for us beginning December 1, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing the fair value option would be required to recognize changes in fair value as unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, that SFAS No. 159 will have on our consolidated financial statements. SFAS No. 159 will be effective for us beginning December 1, 2007.

In December 2007, the FASB issued “Summary of Statement No. 141 (revised 2007),” which replaces SFAS No. 141, “Business Combinations,” to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Statement No. 141 retains the fundamental requirements that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. That replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141's guidance resulted in not recognizing some assets and liabilities at the acquisition date, and it also resulted in measuring some assets and liabilities at amounts other than their fair values at the acquisition date. This Summary Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. It may not be applied before that date. We are currently evaluating the impact that this Summary Statement will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest is to be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. It may not be applied before that date. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

2.  INVENTORIES

The components of inventories are as follows:

	2007	2006
Corn	$ 2,904,562	$ -
Grain held for sale	1,675,493	-
Ethanol	1,098,255	-
Work-in-process	747,072	-
Chemicals	150,219	-
Maintenance supplies and parts	327,630	-
	$ 6,903,231	$ -

Late in the third quarter of fiscal 2007, we made our first corn purchases and initiated production of ethanol and distillers grains.

3.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	November 30,
	2007	2006
Construction-in-progress	$ 72,301,648	$ 43,480,379
Plant, buildings and improvements	67,119,981	-
Land and improvements	6,986,854	3,521,013
Railroad track and equipment	1,353,288	-
Computers and software	305,045	33,454
Plant equipment	121,875	-
Office furniture and equipment	53,407	30,251
Leasehold improvements and other	283,536	31,584
	148,525,634	47,096,681
Less: accumulated depreciation	(1,031,351)	(14,894)
Property and equipment, net	$147,494,283	$ 47,081,787

During fiscal 2007, we purchased additional land for the Superior plant. We paid $1,261,910 cash for the land including certain fees and $10,300 in common stock. In addition, $396,956 of site development and land option costs previously reflected as other assets were transferred to property and equipment and are included now in land and improvements above. Plant and building costs relate to our Shenandoah ethanol production facilities, grain storage facilities and other related assets were put into use during fiscal 2007. We started depreciating Shenandoah ethanol production facility assets (including the plant and administration building, railroad track and equipment, land improvements, certain computer and software, and certain other assets) at the beginning of the fourth quarter of fiscal 2007. We will start depreciating Superior plant assets at the time the plant is completed and begins production of ethanol.

4.  OTHER ASSETS

The components of other assets are as follows:

	November 30,
	2007	2006
Recoverable rail line costs	$ 3,500,000	$ 3,500,000
Utility services deposits	2,417,870	-
Debt issuance costs, net	953,045	698,252
Covenant not to compete	500,000	-
Site development costs	58,763	445,619
Land option agreements	22,500	27,600
Equity in lenders related to debt issuance	4,000	2,000
	$ 7,456,178	$ 4,673,471

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses are as follows:

	November 30,
	2007	2006
Accounts payable	$ 1,643,764	$ 4,910,387
Accrued liabilities	6,895,093	800,819
Accrued construction retainage	6,307,992	3,628,346
Accrued income taxes	-	364,800
	$14,846,849	$ 9,704,352

6.  LONG-TERM DEBT AND LINES OF CREDIT

The components of long-term debt are as follows:

	November 30,
	2007	2006
Shenandoah:
Term loan	$ 30,000,000	$ -
Revolving term loan	17,000,000	-
Seasonal borrowing	2,808,639	-
Economic development loan	230,000	290,000
Economic development grant	100,000	100,000
Superior:
Term loan	21,987,505	-
Essex:
Note payable	477,229	-
Covenant not to compete	470,668	-
Total debt	73,074,041	390,000
Less: current portion	9,218,639	60,000
Long-term debt	$ 63,855,402	$ 330,000

Scheduled long-term debt repayments, excluding any potential repayment of the economic development grant since it is a forgivable loan, are as follows:

Fiscal Year Ending November 30,	Amount
2008	$ 9,317,816
2009	10,467,813
2010	10,477,282
2011	10,477,586
2012	7,676,228
Thereafter	24,557,316
Total	$72,974,041

Shenandoah Loan Agreement

On February 6, 2006, we entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA (individually and collectively, the “Shenandoah Loan Agreement”). CoBank, ACB, a participant in the agreement, acts as administrative agent. Under the Shenandoah Loan Agreement, the lenders will loan up to $47.0 million to partially finance construction of the Shenandoah plant and to provide funding for working capital purposes. In December 2006, we complied with all conditions precedent and began drawing on the credit line for construction of the plant in Shenandoah after first, as required under the Shenandoah Loan Agreement, spending the equity we had committed to build the Shenandoah plant. The loan is comprised of a $30.0 million amortizing term loan and a $17.0 million revolving term facility.

The Shenandoah Loan Agreement was amended during fiscal 2007 to reflect the current construction costs and schedule for the Shenandoah plant, to modify certain covenants and repayment requirements, to add seasonal borrowing capability of up to $6.3 million, and to reflect changes that had been agreed to as a result of our acquisition of Superior Ethanol. The following summarizes the significant terms of the Shenandoah Loan Agreement as amended.

Loan Commitments and Repayment Terms

•

Term Loan – This loan is available for advances until December 1, 2007. Principal payments are to commence thereafter with $1.2 million due May 20, 2008, and each quarter thereafter with a final maturity on or before May 20, 2014. In addition, for each fiscal year, we are also required to make special payments equal to 65% of the available (if any) free cash flow from operations, not to exceed $2.0 million per year, provided, however, that if such payments would result in a covenant default under the Shenandoah Loan Agreement, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $8.0 million.

•

Revolving Term – This loan is available for advances throughout the life of the commitment. Allowable advances under this loan are reduced by $2.4 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than November 1, 2014, with the final maturity no later than November 1, 2017.

•

Statused Revolving Credit Supplement – Effective October 31, 2007, we executed an Amended Master Loan Agreement and Statused Revolving Credit Supplement with the lenders to reflect changes in circumstances as a result of the acquisition of Essex Elevator, Inc. and the anticipated completion of the Superior plant in the spring of 2008. The statused revolving credit supplement has a borrowing capacity, based on levels of inventory and accounts receivable, up to $6.3 million during the period commencing on the effective date and ending on January 31, 2008, and in the amount of $4.3 million during the period commencing on February 1, 2008 and ending on July 1, 2008.

Pricing and Fees

•

The loans will bear interest at either the Agent Base Rate (prime) plus 0.00% to 0.50% or short-term fixed rates at LIBOR (1, 3 or 6 month) plus 2.85% to 3.35% (each based on a ratio of total equity to total assets).

•

We have incurred origination and other fees in the amount of $0.5 million through November 30, 2007. Appraisal, inspecting engineer, title insurance and disbursing fees are at our expense.

•

There is an annual administrative fee of $25,000 that began on November 20, 2006.

•

There is an unused commitment fee of 0.50% on the $17.0 million revolving term loan and an unused commitment fee of 3/8 of 1% on the statused revolving credit supplement.

Security

As security for the loans, the lenders received a first-position lien on personal property and real estate owned by us, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant.

Summary of Loan Covenants

The Shenandoah Loan Agreement, as amended, contains affirmative covenants (including financial covenants) and negative covenants including:

•

Maintenance of working capital (current assets over current liabilities in accordance with GAAP consistently applied) of not less than $3.0 million through May 31, 2008 and increasing to $6.0 million thereafter, except that in determining current assets, any amounts available under the Revolving Term Loan (less the amount that would be considered a current liability under GAAP if fully advanced) may be included.

•

Maintenance of net worth (total assets over total liabilities in accordance with GAAP consistently applied) of $34.0 million, increasing to $35.5 million effective May 31, 2008, and increasing to $37.5 million at fiscal year ending 2008 and thereafter.

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

•

Restrictions on dividends or other distributions to stockholders of no more than 40% of the profit, net of income taxes for each fiscal year, allowable only where we are expected to remain in compliance with all loan covenants, terms and conditions. Furthermore, with respect to the fiscal years ending in 2008 and thereafter, an additional distribution may be made to stockholders in excess of the 40% limit for such fiscal year if we have made the required free cash flow payment for such fiscal year, and will thereafter remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of such potential additional payment. We are currently in compliance with all covenants under the Shenandoah Loan Agreement

At November 30, 2007, the entire $30.0 million related to the term loan was outstanding, along with the entire $17.0 million on the revolving term loan, and $2.8 million on the seasonal borrowing agreement.

Superior Loan Agreement

On March 21, 2007, Superior Ethanol, our wholly-owned subsidiary, entered into a Master Loan Agreement, Construction and Term Loan Supplement, Construction and Revolving Term Loan Supplement, Security Agreement and Real Estate Mortgage with Farm Credit Services of America, FLCA (individually and collectively, the “Superior Loan Agreement”). CoBank, ACB, a participant in the agreement, acts as administrative agent. Under the Superior Loan Agreement, the lenders will lend up to $50.0 million to partially finance construction of the Superior plant and to provide funding for working capital purposes. This credit line is available after the required equity has been used for construction of the Superior plant. The loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term facility. The following summarizes the significant terms of the Superior Loan Agreement.

Loan Commitments and Repayment Terms

•

Term Loan – Before giving effect to the pending amendment described below, this loan is available for advances until December 31, 2007. Principal payments are to commence thereafter with $1.375 million due July 20, 2008, and each quarter thereafter with a final maturity on or before July 20, 2015. In addition, for each fiscal year, we are also required to make special payments equal to 75% of the available (if any) free cash flow from Superior Ethanol’s operations, provided, however, that if such payments would result in a covenant default under the Superior Loan Agreement, the amount of the payments shall be reduced to an amount which would not result in a covenant default. The free cash flow payments are discontinued when the aggregate total received from such payments exceeds $10.0 million.

•

Revolving Term – This loan is available for advances throughout the life of the commitment. Allowable advances under this loan are reduced by $2.5 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than July 1, 2015, with the final maturity no later than July 1, 2017.

Pricing and Fees

•

The loans will bear interest at either Agent Base Rate (prime) minus 0.15% to plus 0.25% or short-term fixed rates at LIBOR (1, 3 or 6 month) plus 2.80% to 3.15% (each depending on whether the operations for the preceding fiscal year were profitable or unprofitable).

•

We have incurred origination and other fees in the amount of $0.5 million through November 30, 2007. Appraisal, inspecting engineer, title insurance and disbursing fees are at our expense.

•

There is an annual administrative fee of $35,000 that begins on November 1, 2007.

•

There is an unused commitment fee of 0.75% on the $10.0 million revolving term loan that begins on November 1, 2007.

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

Summary of Loan Covenants

The Superior Loan Agreement contains affirmative covenants (including financial covenants) and negative covenants including:

•

Maintenance of Superior Ethanol’s working capital (current assets over current liabilities in accordance with GAAP consistently applied) of not less than $4.5 million at the earlier of commencement of operations or by December 31, 2007 and increasing to $5.0 million effective November 30, 2008, and thereafter, except that in determining current assets, any amounts available under the Revolving Term Loan (less the amount that would be considered a current liability under GAAP if fully advanced) may be included.

•

Maintenance of Superior Ethanol’s net worth (total assets over total liabilities in accordance with GAAP consistently applied) of $45.1 million, and increasing to $48.6 million for the fiscal year ending 2008 and thereafter.

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

•

Restrictions on dividends or other distributions to Superior Ethanol’s stockholder of no more than 40% of the profit, net of income taxes for each fiscal year allowable only where we are expected to remain in compliance with all loan covenants, terms and conditions. Furthermore, with respect to the fiscal years ending in 2008 and thereafter, an additional distribution may be made to stockholders in excess of the 40% limit for such fiscal year if we have made the required free cash flow payment for such fiscal year, and will thereafter remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said potential additional payment. We are currently in compliance with all covenants under the Superior Loan Agreement.

Based on current construction cost and schedule forecasts, and pending execution of an amendment, the lenders have agreed to extend the availability of funds under the construction loan from December 31, 2007 to April 15, 2008. Financial covenants will be modified, subject to execution of the amendment, to provide for the maintenance of $4.5 million in working capital beginning February 29, 2008; and maintenance of net worth will be increased to $54.8 million and $58.3 million by February 29, 2008 and our fiscal year ending 2008, respectively.

At November 30, 2007, $22.0 million related to the term loan was outstanding.

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

7.  STOCK-BASED COMPENSATION

We account for all share-based compensation transactions pursuant to SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires entities to record noncash compensation expense related to payment for employee services by an equity award in their financial statements over the requisite service period.

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

We granted no stock options or warrants for compensation from our inception on June 29, 2004 through the period ended November 30, 2006. In fiscal 2005, we issued 5,000 shares in November 2005, valued at the IPO price of $10.00 per share, to a director for services.

For stock options granted during fiscal 2007, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123R, with the following weighted-average assumptions:

Expected life	5.2
Interest rate	4.8%
Volatility	48.9%
Dividend yield	—

The expected life of options granted represents the period of time in years that options granted are expected to be outstanding. The interest rate represents the annual interest rate a risk-free investment could potentially earn during the expected life of the option grant. Expected volatility is based on historical volatility of our common stock and other companies within our industry. We currently use a forfeiture rate of zero percent for all existing share-based compensation awards since we have no historical forfeiture experience under our share-based payment plans.

All of our existing share-based compensation awards have been determined to be equity awards. We recognize compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

A summary of stock options as of November 30, 2007 and changes during fiscal 2007 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 1, 2006	-	$ -
Granted	448,000	26.68
Exercised	-	-
Cancellations	-	-

Outstanding at November 30, 2007	448,000	$ 26.68	5.4	$ -

Exercisable at November 30, 2007	351,500	$ 29.12	4.8	$ -

All fully-vested stock options as of November 30, 2007 are exercisable and are included in the above table. Since weighted-average option prices exceeded the closing stock price at November 30, 2007, the aggregate intrinsic value was zero. Our stock awards allow employees to exercise options through cash payment to us for the shares of common stock or through a simultaneous broker-assisted cashless exercise of a share option, through which the employee authorizes the exercise of an option and the immediate sale of the option shares in the open market. We use original issuances of common stock to satisfy our share-based payment obligations.

During fiscal 2007, in addition to stock options awards, we granted 2,000 shares of our common stock to each of our nine directors (for a total of 18,000 shares) for services rendered. We recorded $365,040 of expense for the value of the shares at the time of issuance, determined using the closing price of our common stock on the date of grant. We also granted 15,500 shares of restricted stock to employees, and are expensing the value of the restricted shares, determined using the closing price of our common stock on the dates of grant, over the period of time the restrictions lapse.

Compensation costs expensed for our share-based payment plans described above were $3.6 million during fiscal 2007. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled $1.5 million during fiscal 2007. However, due to uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently. No share-based compensation costs were expensed during fiscal 2006 or 2005.

8.  WARRANTS

Purchasers of the Company’s initial public offering, which closed in November 2005, bought 3,445,990 shares of the Company’s common stock at $10 per share. Each share purchased in the offering was accompanied by a warrant, with four warrants needed to purchase one share of common stock at $30 per share. Our common stock traded above the $30 strike price at times in the past, during which times shareholders exercised 273,108 warrants, for which 68,277 shares of our stock were issued at $30 per share. At November 30, 2007, we had outstanding warrants that were exercisable for 793,221 shares of common stock at an exercise price of $30 per share. These warrants expired on December 31, 2007.

Purchasers of the Company’s second public offering, which closed in July 2006, bought 1,600,069 shares of common stock at $30.00 per share. Each share purchased in the offering was accompanied by a warrant, with five warrants needed to purchase one share of common stock at $60.00 per share. The total warrants in the offering were 1,600,069 for equivalent shares of 320,014. The warrants have a call option that can be exercised on twenty days’ notice, subject to the price being above $72 for twenty consecutive trading days; otherwise the warrants can be exercised at any time through December 31, 2008. To-date, no warrants issued in the second public offering have been exercised as they have been out-of-the-money. At November 30, 2007, we had outstanding warrants that were exercisable for 320,014 shares of common stock at an exercise price of $60 per share.

9.  EARNINGS PER SHARE

We compute earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per common shares (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities.

At November 30, 2007, we had outstanding warrants that are exercisable for 793,221 shares of common stock at an exercise price of $30 per share and warrants that are exercisable for 320,014 shares of common stock at an exercise price of $60 per share. The calculation of diluted earnings per share gives effect to common stock equivalents. For fiscal 2006, the dilutive effect of the warrants using the treasury stock method was 26,607 shares. Excluded from the computations of diluted EPS for fiscal 2007 were warrants exercisable for, and options to purchase, shares of our common stock because their impact would be antidilutive based on current market prices and because we incurred a loss during that fiscal period.

10.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Year Ended November 30,
	2007	2006	2005
Current:
Federal	$ (256,657)	$ 280,100	$ -
State	(76,632)	84,700	-
Total current	(333,289)	364,800	-

Deferred:
Federal	29,810	(29,810)	-
State	8,990	(8,990)	-
Total deferred	38,800	(38,800)	-

Income tax provision (benefit)	$ (294,489)	$ 326,000	$ -

Differences between the income tax provision (benefit) computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows:

	Year Ended November 30,
	2007	2006	2005
Tax expense (benefit) federal statutory rate of 34%	$(2,541,198)	$ 423,000	$ (135,200)
State tax expense (benefit), net of federal tax effect	(480,042)	76,600	(24,500)
Research and experimentation credits	(92,973)	-	-
Valuation adjustment	2,825,115	(177,500)	157,400
Other	(5,391)	3,900	2,300
Income tax provision (benefit)	$ (294,489)	$ 326,000	$ -

Deferred tax assets and liabilities are summarized as follows:

	November 30,
	2007	2006
Deferred tax assets:
Current:
Inventory valuation	$ 87,418	$ -

Non-current:
Net operating loss carryforwards	4,115,898	-
Equity for services	1,323,811	55,200
Tax credits	117,146	-
Other	30,535	-
Total non-current deferred tax assets	5,587,390	55,200

Total deferred tax assets	5,674,808	55,200
Less: valuation allowance	(2,825,115)	-
Net deferred tax assets	2,849,693	55,200

Deferred tax liabilities:
Current:
Unrealized gain on derivative financial instruments	187,192	13,000

Non-current:
Fixed assets	2,662,501	3,400
Total deferred tax liabilities	2,849,693	16,400

Deferred income taxes	$ -	$ 38,800

During fiscal 2007, we established a valuation allowance for deferred tax assets and liabilities as full realization of future income tax benefits was uncertain. We did not provide for valuation allowances for fiscal 2006 due to the determination, based on industry trends, that it is more likely than not that the benefit of the deferred tax assets will be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

11.  COMMITMENTS AND CONTINGENCIES

Shenandoah Plant

Plant Construction

We entered into a design-build agreement with Fagen Inc. (“Fagen”) under which Fagen provided all work and services in connection with the engineering, design, procurement, construction startup, performance tests, training for the operation and maintenance of the Shenandoah plant; and provided all material, equipment, tools and labor necessary to complete the plant. We owed Fagen an early completion bonus of $340,000 as of November 30, 2007, which is included in accrued liabilities.

Superior Plant

Plant Construction

We entered into a design-build agreement, which was subsequently amended, with Agra Industries, Inc. (“Agra”) under which Agra would provide all work and services in connection with the engineering, design, procurement, construction startup, performance tests, training for the operation and maintenance of the Superior plant; and provide all materials, equipment, tools and labor necessary to complete the Superior plant. As amended, Agra is to be paid $79.5 million, subject to future adjustments, for services performed. We are required to make payments to Agra based upon semi-monthly progress billings. We paid $64.2 million since work began on the contract. As of November 30, 2007, we owed Agra $1.5 million for construction completed to-date, including retainages and accruals. As amended, the Agra contract included an early completion bonus if substantial completion (as defined in the agreement) occurs in advance of January 19, 2008, provided that the facility meets 100% of the performance guarantees within ninety days following the actual date of substantial completion.

We have entered into agreements with various other contractors related to construction at the Superior site. The contracts, as amended, total approximately $11.9 million. As of November 30, 2007 we paid $6.9 million on these contracts and owed the contractors approximately $5.0 million for construction completed to-date, including retainages and accruals.

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

In March 2007, we entered into a firm throughput service agreement with Northern Natural Gas Company to provide capacity on their natural gas pipeline for the Superior facility. In fiscal 2007, we paid the required deposit of $2.4 million to secure our performance under the agreement.

Shenandoah and Superior Plants

Sales and Marketing

We have entered into exclusive agreements with Renewable Products Marketing Group, LLC for the sale of all ethanol produced at both the Shenandoah and Superior plants. The agreements are for one year, commencing on the first day ethanol is shipped from the respective plants. After the one-year commitment, if the agreements are not renewed, certain rail car leases entered into by RPMG will be assigned to us. We would be required to assume the rail car lease related to the Shenandoah plant of approximately $100,000 per month for the remainder of an original seven-year lease term. We would be required to assume the rail car lease related to the Superior plant of approximately $105,000 per month for the remainder of an original ten-year lease term.

We have entered into exclusive agreements with CHS Inc. for the sale of wet, modified wet and dried distillers grains produced at both the Shenandoah and Superior plants. These agreements are for six months for the Shenandoah plant and one year at the Superior plant, commencing on the first day of production at each of the plants.

In March 2007, we executed a lease contract for 100 rail cars for a ten-year period for $68,700 per month for the Shenandoah facility. We use these rail cars to ship dried distillers grains to customers. We may negotiate a similar lease agreement for rail cars for the Superior plant at some time in the future.

Commodities - Corn

As of November 30, 2007, we had contracted for future corn deliveries valued at approximately $41.8 million.

Operating Leases

The Company currently leases or is committed to paying operating leases extending to 2017 that have been executed by the Company or in the name of officers and directors. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $237,300, $33,713 and $9,062 during fiscal 2007, 2006 and 2005, respectively. Aggregate minimum lease payments under these agreements in future fiscal years are as follows:

Fiscal Year Ending November 30,	Amount
2008	$ 952,784
2009	916,084
2010	879,896
2011	879,896
2012	879,896
Thereafter	4,006,350
Total	$8,514,906

12.  EMPLOYEE BENEFIT PLANS

The Company offers eligible employees a comprehensive employee benefits plan that includes health, dental, vision, life and accidental death, short-term disability, long-term disability, and flexible spending accounts. Additionally, the Company offered a Simple IRA plan that enabled eligible employees to save on a tax-deferred basis up to the limits allowable under the Internal Revenue Service Code and that requires the Company to offer matching contributions up to 3% of participating employee salaries. Matching contributions provided by the Company totaled $17,834, $2,108 and $0 for fiscal 2007, 2006 and 2005, respectively. The Company replaced the Simple IRA plan with a 401(k) retirement plan as of January 1, 2008.

13.  BUSINESS COMBINATIONS

Superior Ethanol, L.L.C. Acquisition

In February 2006, the Company acquired 100% of the equity of Superior Ethanol pursuant to a Share Exchange Agreement for the purpose of building the Superior plant and gain land options on other potential sites. The sole shareholder was Brian D. Peterson, a director of the Company. The Company issued 100,000 shares of common stock at $10.00 per share in exchange for Superior Ethanol. The price per share of $10.00 was based on the recent IPO price of $10.00 per share. Superior Ethanol had cash and options for over 159 acres of land in Dickinson County, Iowa. The management of Superior Ethanol had spent considerable time and resources to acquire the options and develop the project of building an ethanol plant on the land held by the options as well as other properties. The following summarizes the purchase price allocation for the transaction.

Value
Cash	$ 210,291
Land options	11,100
Site development costs	778,609
$ 1,000,000

Essex Elevator Acquisition

On June 1, 2007, we entered into an agreement to purchase Essex Elevator, Inc. for $0.3 million in cash and the assumption of approximately $1.2 million in liabilities. We closed the acquisition on September 24, 2007. The elevator is located approximately five miles to the northeast of the Shenandoah plant on the same rail line we use to transport products from our plant. Net assets acquired, and operating results of Essex Elevator, Inc. since September 24, 2007, are included in our fiscal 2007 consolidated financial statements.

14.  SUBSEQUENT EVENT

In August 2007, we entered into an agreement and plan of merger with Great Lakes Cooperative (“GLC”). The plan of merger, which did not require approval by our shareholders, was approved by GLC shareholders at a vote on February 4, 2008. Pursuant to the terms of the merger, as amended, outstanding GLC common stock A shares, common stock B shares and preferred stock shares will be exchanged for (i) an aggregate of 551,065 shares of our common stock, plus (ii) an aggregate of $12.5 million in cash. The shares of our common stock to be issued in the exchange have been registered on a Registration Statement on Form S-4, which was declared effective on January 4, 2008. The closing of the merger transaction, which we plan to complete in March 2008, is subject to certain additional conditions and contingencies.

15.  RELATED PARTY TRANSACTIONS

In February 2006, we acquired all of the outstanding ownership interest in Superior Ethanol, which had options to acquire approximately 135 acres of property in Dickinson County, Iowa and had completed a feasibility study relating to the construction of an ethanol plant on this site. Superior Ethanol had $210,291 in cash at closing. In consideration for the acquisition of Superior Ethanol as a wholly-owned subsidiary of the Company, we issued 100,000 shares of our restricted common stock to Brian D. Peterson, a director of the Company. Prior to the acquisition, substantially all of Superior Ethanol was owned by Mr. Peterson.  In May 2006, we acquired approximately 68 acres in Dickinson County, Iowa from Mr. Peterson for stock. We issued 10,900 shares at the then-current market value based on the market price of $43.90 for a total consideration of $478,510. We are constructing an ethanol production plant at this Dickinson County site, which is expected to begin its operations in the spring of 2008.

In November 2007, we completed a private placement of 1.2 million shares of our common stock to nine accredited investors at a purchase price of $8.10 per share, resulting in net proceeds of approximately $9.7 million. We expect to use proceeds from this offering for working capital and other general corporate purposes. The parents of our CEO were among those accredited investors acquiring shares of our common stock as part of this private placement. Additionally, two of the accredited investors were entities owned and/or controlled by persons who became members of our Board of Directors subsequent to the closing of the private placement.

We entered into various fixed-priced corn purchase and sale contracts with GLC subsequent to the execution of the original merger agreement in August 2007. As of February 4, 2008 (the date of the merger vote), we have agreed to purchase 9.15 million bushels of corn from GLC from February 2008 through October 2008 under the contracts. These are fixed-price contracts that have an aggregate value of approximately $34.5 million.

16.  QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth certain unaudited financial data for each of the quarters within fiscal 2007 and 2006. This information has been derived from our consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Year ended November 30, 2007:
Revenues	$24,193,088	$ 9,303	$ -	$ -
Cost of goods sold	23,022,203	20,641	-	-
Operating income (loss)	(1,621,189)	(1,761,756)	(3,547,209)	(853,501)
Other income (expense)	(225,002)	(590,325)	(979,423)	2,145,444
Income tax provision (benefit)	-	31,511	(840,700)	514,700
Net income (loss)	(1.846,191)	(2,383,592)	(3,685,932)	777,243
Basic earnings per share	(0.29)	(0.40)	(0.61)	0.13
Diluted earnings per share	(0.29)	(0.40)	(0.61)	0.13

Year ended November 30, 2006:
Revenues	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-
Operating income (loss)	(973,464)	(598,622)	(455,089)	(123,811)
Other income	2,139,209	555,132	565,126	135,639
Income tax provision (benefit)	326,000	-	-	-
Net income (loss)	839,745	(43,490)	110,037	11,828
Basic earnings per share	0.14	(0.01)	0.03	0.00
Diluted earnings per share	0.14	(0.01)	0.02	0.00

___________________

Earnings per share are computed independently for each of the quarters presented based on weighted average shares outstanding for the quarter. Therefore, the sum of the quarterly net income (losses) per share may not necessarily equal the total for the year.