Form 10-Q
period 2008-02-29
GREEN PLAINS RENEWABLE ENERGY, INC.
filed 2008-04-09
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended February 29, 2008

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer ☒      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of April 4, 2008 was 7,799,528 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GREEN PLAINS RENEWABLE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	February 29,	November 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,088	$11,914
Accounts receivable	4,668	3,063
Inventories	8,562	6,903
Prepaid expenses and other	1,434	1,882
Derivative financial instruments	4,651	1,417
Total current assets	31,403	25,179

Property and equipment, net	156,556	147,494
Deferred income taxes	-	143
Other assets	7,485	7,456
Total assets	$195,444	$180,272

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$11,207	$14,847
Derivative financial instruments	2,882	116
Deferred income taxes	108	143
Current maturities of long-term debt	9,087	9,318
Total current liabilities	23,284	24,424

Deferred income taxes	1,208	-
Long-term debt	68,806	63,756
Total liabilities	93,298	88,180

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 25,000,000 shares authorized, 7,249,176 and 7,244,784 shares issued and outstanding, respectively	7	7
Additional paid-in capital	98,874	98,753
Retained earnings (accumulated deficit)	3,265	(6,668)
Total stockholders' equity	102,146	92,092

Total liabilities and stockholders' equity	$195,444	$180,272

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	For the Three Months Ended
	February 29, 2008	February 28, 2007

Revenues
Ethanol	$27,988	$-
Distillers grains	5,324	-
Grain merchandising and storage	4,532	-
Total revenues	37,844	-
Cost of goods sold	22,101	-
Gross profit	15,743	-
Operating expenses	2,924	853

Operating income (loss)	12,819	(853)

Other income (expense):
Interest income	137	457
Interest expense, net of amounts capitalized	(929)	-
Net gains on derivative financial instruments	-	1,688
Other, net	(27)	-
Total other income (expense)	(819)	2,145

Income before income taxes	12,000	1,292
Income tax provision	2,067	515

Net income	$9,933	$777

Earnings per share:
Basic	$1.37	$0.13
Diluted	$1.37	$0.13

Weighted average shares outstanding:
Basic	7,245	6,003
Diluted	7,245	6,003

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, November 30, 2007	7,245	$7	$98,753	$(6,668)	$92,092

Employee stock-based compensation	4	-	121	-	121

Net income for the three months ended February 29, 2008	-	-	-	9,933	9,933
Balance, February 29, 2008	7,249	$7	$98,874	$3,265	$102,146

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Three Months Ended
	February 29, 2008	February 28, 2007

Cash flows from operating activities:
Net income	$9,933	$777
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	928	8
Unrealized gains on derivative financial instruments	(1,681)	(1,800)
Stock-based compensation expense	121	2
Deferred income taxes	1,315	562
Changes in operating assets and liabilities:
Accounts receivable	(1,604)	-
Inventories	(1,659)	-
Prepaid expenses and other	448	(104)
Derivative financial instruments	1,213	(87)
Accounts payable and accrued liabilities	(2,252)	(103)
Net cash provided (used) by operating activities	6,762	(745)

Cash flows from investing activities:
Purchases of property and equipment	(11,307)	(20,394)
Acquisition of business	(65)	-
Third-party deposits securing utility services	(22)	-
Net cash used by investing activities	(11,394)	(20,394)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	6,370	10,462
Payment of principal on long-term debt	(1,551)	(15)
Payment of loan fees and equity in creditors	(13)	(15)
Net cash provided by financing activities	4,806	10,432

Net change in cash and equivalents	174	(10,707)
Cash and cash equivalents, beginning of period	11,914	43,088
Cash and cash equivalents, end of period	$12,088	$32,381

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	For the Three Months Ended
	February 29, 2008	February 28, 2007

Supplemental disclosures of cash flow:
Cash paid for income taxes	$19	$366
Cash paid for interest	$1,084	$49

Noncash additions to property and equipment:
Transfer of site development costs to land	$-	$387
Land option cost transferred to land	2	10
Capitalized interest from amortization of debt issuance costs	-	3
Change in accrued construction liabilities	(601)	4,687
Change in construction retainage liabilities	(787)	4,070
Total noncash additions to property and equipment	$(1,386)	$9,157

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

Description of Business

References to “we,” “us,” “our” or the “Company” in these notes to the consolidated financial statements refer to Green Plains Renewable Energy, Inc. and its subsidiaries. We were formed to construct and operate dry mill, fuel grade ethanol plants. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the U.S., mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. To add shareholder value, we are seeking to expand our business operations beyond ethanol production only to integrate strategic agribusiness and ethanol distribution services.

Construction of our first ethanol plant, located in Shenandoah, Iowa, began in April 2006, and operations commenced at the plant in August 2007. Construction began in August 2006 on a second plant, similar to the Shenandoah facility, located in Superior, Iowa, which is currently expected to be completed later this spring. Both of the above-mentioned ethanol production facilities are name-plate 50 million gallon per year (“mmgy”) plants. Name-plate means the plant is designed by the design builders and the process technology providers to produce at least the stated quantity of ethanol per year once it becomes operational. At name-plate capacity each plant is expected to, on an annual basis, consume approximately 18 million bushels of corn and produce approximately 50 million gallons of fuel-grade, undenatured ethanol, and approximately 160,000 tons of animal feed by-product known as distillers grains. We have contracted with Renewable Products Marketing Group, LLC, (“RPMG”), an independent broker, to sell the ethanol and with CHS Inc., a Minnesota cooperative corporation to sell the distillers grains produced at the plants. Our third party marketing agents will coordinate all sales, marketing, and shipping of our products.

Consolidated Financial Statements

The accompanying consolidated balance sheet as of November 30, 2007, which has been derived from our audited consolidated financial statements as filed in our annual report for the period ended November 30, 2007, and the unaudited interim consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules and regulations. We moved from a development stage company to an operating entity during the quarter ended August 31, 2007. The consolidated financial statements at February 29, 2008, and for the three months ended February 29, 2008 and February 28, 2007, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the consolidated financial position, results of operations and cash flows for the interim periods. The results of the interim periods are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Form 10-K as filed with the Securities and Exchange Commission and notes thereto and risk factors contained therein for the fiscal year ended November 30, 2007.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured.

We sell all of our ethanol and the majority of our distillers grains to third-party brokers, who are our customers for purposes of revenue recognition, pursuant to contracts with these brokers. These third-party brokers are responsible for subsequent sales, marketing, and shipping of the ethanol and distillers grains. Accordingly, once the ethanol or distillers grains are loaded into rail cars and bills of lading are generated, the criteria for revenue recognition are considered to be satisfied and sales are recorded. As part of our contracts with these third-party brokers, shipping costs are incurred by them and factored into their purchase price rather than being charged directly to us. For the small number of distillers grains products sold to local farmers, bills of lading are generated and signed by the driver for outgoing shipments, at which time sales are recorded.

Grain sales are recorded after the commodity has been delivered to its destination and final weights, grades and settlement prices have been agreed upon with the customer. Revenues from grain storage are recognized as services are rendered. Revenues related to grain merchandising are presented gross.

Cost of Goods Sold

Cost of goods sold includes costs for direct labor, materials and certain plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of our ethanol plants. Grain purchasing and receiving costs, other than labor costs for grain buyers and scale operators, are also included in cost of goods sold. Direct materials consist of the costs of corn feedstock, denaturant, and process chemicals. Corn feedstock costs include realized and unrealized gains and losses on related derivative financial instruments, inbound freight charges, inspection costs and internal transfer costs. Plant overhead costs primarily consist of plant utilities, sales commissions and outbound freight charges.

Operating Expenses

Operating expenses are primarily general and administrative expenses for employee salaries, incentives and benefits; office expenses; director compensation; and professional fees for accounting, legal, consulting, and investor relations activities; as well as depreciation and amortization costs.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact that this statement will have on our consolidated financial statements.

2.  INVENTORIES

The components of inventories are as follows (in thousands):

	February 29, 2008	November 30, 2007
Corn	$5,813	$2,905
Grain held for sale	708	1,675
Ethanol	671	1,098
Work-in-process	803	747
Chemicals	141	150
Maintenance supplies and parts	426	328
	$8,562	$6,903

3.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	February 29, 2008	November 30, 2007
Construction-in-progress	$81,907	$72,301
Plant, buildings and improvements	67,246	67,120
Land and improvements	6,997	6,987
Railroad track and equipment	1,353	1,353
Computers and software	418	305
Plant equipment	189	122
Office furniture and equipment	53	53
Leasehold improvements and other	284	284
	158,447	148,525
Less: accumulated depreciation	(1,891)	(1,031)
Property and equipment, net	$156,556	$147,494

Plant and building costs related to our Shenandoah ethanol production facilities, grain storage facilities and other related assets were put into use during fiscal 2007. We started depreciating Shenandoah ethanol production facility assets (including the plant and administration building, railroad track and equipment, land improvements, certain computer and software, and certain other assets) at the beginning of the fourth quarter of fiscal 2007. Our Superior plant is currently expected to be completed later this spring. We will start depreciating our Superior ethanol production facility assets at the time construction of the plant is completed, production of ethanol has occurred and costs are properly allocated to their specific asset category.

4.  OTHER ASSETS

The components of other assets are as follows (in thousands):

	February 29, 2008	November 30, 2007
Recoverable rail line costs	$3,500	$3,500
Third-party deposits securing utility services	2,440	2,418
Debt issuance costs, net	939	953
Covenant not to compete	458	500
Other	148	85
	$7,485	$7,456

Recoverable Rail Line Costs

To secure rail access to our Shenandoah ethanol plant, we entered into a contract with Burlington Northern Santa Fe (“BNSF”) that required us to pay rail line renovation costs for the spur track from Red Oak, Iowa to the plant. Included in the contract is a provision for shipping cost rebates of up to $3.5 million provided sufficient rail traffic, measured annually, is achieved on the line. The term of the contract is nine years commencing from the date of our first billed shipment from the Shenandoah plant, which was late August 2007. The rebates are recorded as a reduction to the recoverable rail line costs until the full amount has been recovered. If the track is sold by BNSF, the agreement provides for repayment to us for any portion of the unrecovered renovation costs. We review this asset for impairment whenever events or changes in circumstances indicate that the carrying amount of these rail line costs may not be recoverable.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses are as follows (in thousands):

	February 29, 2008	November 30, 2007
Accounts payable	$1,503	$1,644
Accrued liabilities	3,997	6,895
Accrued construction retainage	5,707	6,308
	$11,207	$14,847

6.  LONG-TERM DEBT AND LINES OF CREDIT

The components of long-term debt are as follows (in thousands):

	February 29, 2008	November 30, 2007
Shenandoah:
Term loan	$30,000	$30,000
Revolving term loan	17,000	17,000
Seasonal borrowing	-	2,809
Economic development loan	215	230
Economic development grant	100	100
Superior:
Term loan	29,659	21,987
Essex:
Note payable	467	477
Covenant not to compete	452	471
Total debt	77,893	73,074
Less: current portion	9,087	9,318
Long-term debt	$68,806	$63,756

Scheduled long-term debt repayments, excluding any potential repayment of the economic development grant since it is a forgivable loan, are as follows (in thousands):

Fiscal Year Ending November 30,	Amount
2008	$6,465
2009	10,468
2010	10,477
2011	10,478
2012	10,439
Thereafter	29,466
Total	$77,793

As of February 29, 2008, Superior Ethanol’s working capital was less than the balance required by the Superior Loan Agreement of $4.5 million. As a result of an additional investment by the Company in March 2008 in this wholly-owned subsidiary, the lenders provided a waiver of our required compliance with the working capital covenant as of that date.

7.  STOCK-BASED COMPENSATION

We account for all share-based compensation transactions pursuant to SFAS No. 123R, “Share-Based Payment,” which requires entities to record noncash compensation expense related to payment for employee services by an equity award in their financial statements over the requisite service period.

The Green Plains Renewable Energy, Inc. 2007 Equity Incentive Plan (“Equity Incentive Plan”) provides for the granting of stock-based compensation. The maximum number of shares of common stock that may be granted to any employee during any year is 50,000. We have reserved a total of 1.0 million shares of common stock for issuance under the Equity Incentive Plan. Grants under the Equity Incentive Plan have included stock awards, options to purchase shares of common stock, and stock in lieu of cash compensation for certain officers.

For stock options granted during the first quarter of fiscal 2008, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123R, with the following weighted-average assumptions:

Expected life	5.5
Interest rate	2.8%
Volatility	49.1%
Dividend yield	—

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

A summary of stock options as of February 29, 2008 and changes during the first three months of fiscal 2007 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at November 30, 2007	448,000	$26.68
Granted	9,000	10.25
Exercised	-	-
Cancellations	-	-

Outstanding at February 29, 2008	457,000	$26.36	5.2	$-

Exercisable at February 29, 2008	353,000	$29.04	4.5	$-

All fully-vested stock options as of February 29, 2008 are exercisable and are included in the above table. Since weighted-average option prices exceeded the closing stock price at February 29, 2008, the aggregate intrinsic value was zero. Our stock awards allow employees to exercise options through cash payment to us for the shares of common stock or through a simultaneous broker-assisted cashless exercise of a share option, through which the employee authorizes the exercise of an option and the immediate sale of the option shares in the open market. We use original issuances of common stock to satisfy our share-based payment obligations.

Compensation costs expensed for our share-based payment plans described above were $80,625 and $0 during the first three months of fiscal 2008 and 2007, respectively. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled $32,822 and $0 during the first three months of fiscal 2008 and 2007, respectively.

8.  WARRANTS

Purchasers of the Company’s initial public offering, which closed in November 2005, bought 3,445,990 shares of the Company’s common stock at $10 per share. Each share purchased in the offering was accompanied by a warrant, with four warrants needed to purchase one share of common stock at $30 per share. Our common stock traded above the $30 strike price at times in the past, during which times shareholders exercised 273,108 warrants, for which 68,277 shares of our stock were issued at $30 per share. The remaining 3,172,882 warrants expired on December 31, 2007.

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

Excluded from the computations of diluted EPS for the first quarter of fiscal 2008 were warrants exercisable for 320,014 shares of our common stock at an exercise price of $60 per share and options to purchase approximately 352,000 shares of our common stock because their impact would be antidilutive based on current market prices. Excluded from the computations of diluted EPS for the first quarter of fiscal 2007 were warrants exercisable for 793,221 shares of our common stock at an exercise price of $30 per share and warrants exercisable for 320,014 shares of our common stock at an exercise price of $60 per share because their impact would be antidilutive based on market prices of our common stock during that period. There were no stock options outstanding during the first quarter of fiscal 2007.

10.  INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

	For the Three Months Ended,
	February 29, 2008	February 28, 2007
Current:
Federal	$554	$(268)
State	184	(49)
Total current	738	(317)

Deferred:
Federal	1,189	642
State	140	190
Total deferred	1,329	832

Income tax provision (benefit)	$2,067	$515

Differences between the income tax provision (benefit) computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

	For the Three Months Ended,
	February 29, 2008	February 28, 2007
Tax expense (benefit) federal statutory rate of 34%	$4,080	$439
State tax expense (benefit), net of federal tax effect	805	68
Valuation adjustment	(2,825)	-
Other	7	8
Income tax provision (benefit)	$2,067	$515

Deferred tax assets and liabilities are summarized as follows (in thousands):

	February 29, 2008	November 30, 2007
Deferred tax assets:
Current:
Inventory valuation	$109	$88
Other	14	-
Total current deferred tax assets	123	88

Non-current:
Net operating loss carryforwards	-	4,116
Equity for services	1,655	1,324
Tax credits	475	117
Other	-	30
Total non-current deferred tax assets	2,130	5,587

Total deferred tax assets	2,253	5,675
Less: valuation allowance	-	(2,825)
Net deferred tax assets	2,253	2,850

Deferred tax liabilities:
Current:
Unrealized gain on derivative financial instruments	231	187

Non-current:
Fixed assets	3,321	2,663
Other	17	-
Total non-current deferred tax liabilities	3,338	2,663

Net deferred tax liabilities	3,569	2,850

Deferred income taxes	$1,316	$-

During fiscal 2007, we had established a valuation allowance for deferred tax assets and liabilities as full realization of future income tax benefits was uncertain at that time. However, due to the significant amount of book income generated in the first quarter of fiscal 2008, we now believe it is more likely than not that the future benefit of these assets will be realized. This resulted in a benefit to earnings in the current period of $2.8 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

11.  COMMITMENTS AND CONTINGENCIES

Superior Plant Construction

We entered into a design-build agreement, which was subsequently amended, with Agra Industries, Inc. (“Agra”) under which Agra would provide all work and services in connection with the engineering, design, procurement, construction startup, performance tests, training for the operation and maintenance of the Superior plant; and provide all materials, equipment, tools and labor necessary to complete the Superior plant. As amended, Agra is to be paid $81.4 million, subject to future adjustments, for services performed. We are required to make payments to Agra based upon semi-monthly progress billings. We paid $64.2 million since work began on the contract. As of February 29, 2008, we owed Agra $1.0 million for construction completed to-date, excluding retainage accruals of $5.5 million. As amended, the Agra contract included an early completion bonus if substantial completion (as defined in the agreement) occurs in advance of January 19, 2008, provided that the facility meets 100% of the performance guarantees within ninety days following the actual date of substantial completion. This substantial completion date was not achieved.

We have entered into agreements with various other contractors related to construction at the Superior site. The contracts, as amended, total approximately $10.3 million. As of February 29, 2008 we paid $9.5 million on these contracts and owed no amounts to the contractors for construction completed to-date, including retainages.

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

We have entered into exclusive agreements with CHS Inc. for the sale of wet, modified wet and dried distillers grains produced at both the Shenandoah and Superior plants. These agreements are for six months for the Shenandoah plant and two years at the Superior plant, commencing on the first day of production at each of the plants.

In March 2007, we executed a lease contract for 100 rail cars for a ten-year period for $68,700 per month for the Shenandoah facility. CHS Inc. uses these rail cars to ship the dried distillers grains their customers. We may negotiate a similar lease agreement for rail cars for the Superior plant at some time in the future.

Commodities - Corn

As of February 29, 2008, we had contracted for future corn deliveries of approximately 15.9 million bushels valued at approximately $65.0 million.

Operating Leases

The Company currently leases or is committed to paying operating leases extending to 2017. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of approximately $240,000 and $18,000 during the first three months of fiscal 2008 and 2007, respectively. Aggregate minimum lease payments under these agreements in future fiscal years are as follows (in thousands):

Fiscal Year Ending November 30,	Amount
2008	$708
2009	917
2010	880
2011	880
2012	880
Thereafter	4,002
Total	$8,267

12.  SUBSEQUENT EVENTS

Great Lakes Cooperative

In August 2007, we entered into an agreement and plan of merger with Great Lakes Cooperative (“GLC”). GLC is a full-service cooperative with $145.9 million in fiscal 2007 revenues that specializes in grain, agronomy, feed and petroleum products in northwestern Iowa and southwestern Minnesota. GLC has grain storage capacity of approximately 14.7 million bushels, much of which will be used to support our Superior ethanol plant operations. The goal of incorporating GLC into our ethanol operations is to increase efficiencies and reduce commodity price and supply risks. The merger transaction, which was approved by GLC voting members in February 2008, closed on April 3, 2008. Pursuant to the merger agreement, all outstanding GLC common and preferred stock was exchanged for an aggregate of 550,352 shares of our common stock and approximately $12.5 million in cash.

Upon closing the merger with GLC, we created a wholly-owned subsidiary, Green Plains Grain Company LLC (“GPGC”), to assume GLC’s assets and liabilities, with the exception of certain investments in regional cooperatives that were excluded from the merger. To facilitate the merger and finance working capital requirements, the Company and GPGC have executed loan agreements with a group of lenders worth approximately $56.8 million. Further details related to this financing have been filed in a current report on Form 8-K.

GPRE Shenandoah LLC

On March 31, 2008, we entered into an Asset Transfer Agreement, transferring all assets associated with the Shenandoah ethanol plant, including real estate, equipment, inventories and accounts receivable, to a wholly-owned subsidiary, GPRE Shenandoah LLC. Pursuant to the Asset Transfer Agreement, GPRE Shenandoah LLC also assumed all liabilities related to the plant and its operations. On March 31, 2008, GPRE Shenandoah LLC executed a Master Loan Agreement and corresponding security agreements (individually and collectively, the “2008 Shenandoah Loan Agreement”) with Farm Credit Services of America, FLCA (“FCSA”). GPRE Shenandoah LLC assumed the Master Loan Agreement, originally dated January 30, 2006, as subsequently supplemented and amended (individually and collectively, the “2006 Shenandoah Loan Agreement”), between the Company and FCSA. All terms of the 2006 Shenandoah Loan Agreement remain in effect except as specifically modified by the 2008 Shenandoah Loan Agreement, including as follows:

•

The Company’s assets served as security under the 2006 Shenandoah Loan Agreement. As modified in 2008 Shenandoah Loan Agreement, GPRE Shenandoah LLC’s assets are substituted as security.

As a condition of the 2008 Shenandoah Loan Agreement, on March 31, 2008, we repaid $2.0 million in satisfaction of the free cash flow repayment requirement for fiscal 2008.

13.  RELATED PARTY TRANSACTIONS

We entered into various fixed-priced corn purchase contracts with GLC subsequent to the execution of the original merger agreement in August 2007. As of April 3, 2008 (the date the merger transaction closed), we had contracted and paid GLC for 5.1 million bushels at a total cost of $18.3 million, and have contracted to purchase an additional 8.9 million bushels of corn from GLC through February 2009 at a total cost of $42.3 million.

On April 3, 2008, GPGC executed two separate equipment financing agreements with AXIS Capital Inc. totaling $1.75 million (individually and collectively, the “AXIS Equipment Financing Agreements”). These AXIS Equipment Financing Agreements provide financing for designated vehicles, implements and machinery acquired as a result of the GLC merger. The President and Chief Executive Officer of AXIS Capital Inc., Gordon F. Glade, is a member of our Board of Directors.

In February 2008, we entered into fixed-price ethanol sales agreements with Center Oil Company. The agreements were executed to lock-in prices for 3.4 million gallons of our expected ethanol production from May 2008 to December 2008. The President and Chief Executive Officer of Center Oil Company is Gary R. Parker, a member of our Board of Directors.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

References to “we,” “us,” “our” or the “Company” in this report refer to Green Plains Renewable Energy, Inc., an Iowa corporation, and its subsidiaries. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the financial statements and accompanying notes included herewith, and our annual report filed on Form 10-K for the fiscal year ended November 30, 2007, including the consolidated financial statements and accompanying notes, and the risk factors, contained therein.

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include words such as “anticipates,”  “believes,” “continue,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “may,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, the Company is not obligated, and does not intend, to update any of its forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part II, Item 1A – Risk Factors of this report and in Part I, Item 1A  – Risk Factors of our annual report on Form 10-K for the fiscal year ended November 30, 2007.

Overview

We were formed to construct and operate dry mill, fuel grade ethanol plants. To add shareholder value, we are seeking to expand our business operations beyond ethanol production only to integrate strategic agribusiness and ethanol production services. Our goal is become a vertically-integrated, low-cost producer of ethanol.

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

To execute our business plan, we have raised approximately $95.0 million in equity capital since our formation in 2004. In addition, we entered into loan arrangements whereby participating lenders agreed to lend us up to $97.0 million for construction costs and working capital to build and operate two ethanol production facilities. Construction of our first ethanol plant, located in Shenandoah, Iowa, began in April 2006, and operations commenced at the plant in August 2007. Construction began in August 2006 on a second plant, similar to the Shenandoah facility, located in Superior, Iowa, which is currently expected to be completed later this spring. We may decide to expand production at our Shenandoah and/or Superior plants as these plants have been designed for ease of future expansion, build at other sites or acquire other companies involved in ethanol production.

Our operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains and natural gas. As a result of price volatility for these commodities, our operating results may fluctuate substantially. The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. We may experience increasing costs for corn and natural gas and decreasing prices for ethanol and distillers grains which could significantly impact our operating results. Because the market price of ethanol is not directly related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn feedstock through adjustments in prices charged for ethanol. Based on recent forward prices of corn and ethanol, it is possible that in the future we may be operating our plants at low to negative operating margins. Increases in corn prices or decreases in ethanol prices may result in it being unprofitable to operate our plants.

The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. During the past five years, the average price of corn for the upcoming, or “near,” month on the Chicago Board of Trade (“CBOT”) has been approximately $2.76 per bushel. In the areas surrounding our Shenandoah and Superior plants, the average has been slightly less due to the transportation cost differential, or “basis,” to the delivery points designated by the CBOT contract.

The price of corn has been increasing dramatically since the end of fiscal 2007. The average CBOT near-month corn price during fiscal 2007 was $3.68 per bushel. Since the end of fiscal 2007, the CBOT near-month corn price has risen to nearly $6.00 per bushel. We believe the increase is primarily due to the expansion of the ethanol industry and the resulting increased demand for corn. Higher corn prices will negatively affect our costs of production. However, we also believe that higher corn prices may, depending on the prices of alternative crops, encourage farmers to plant more acres of corn in the coming years and possibly divert land in the Conservation Reserve Program to corn production. We believe an increase in land devoted to corn production could reduce the price of corn to some extent in the future. However, forecasted acres devoted to corn production in the U.S. in 2008 currently are predicted to be 8% lower than in 2007 because of recent high prices of alternative crops.

Historically, ethanol prices have tended to track the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time. For the past two years, the average U.S. ethanol price, based on the Opis Spot Ethanol Assessment, was $2.27 per gallon. For the same time period, the average U.S. gasoline price, based on New York Mercantile Exchange (“NYMEX”) reformulated blendstock for oxygen blending (“RBOB”) contracts, was $2.04 per gallon. During the first quarter of fiscal 2008, the average U.S. ethanol price was $2.22 per gallon. For the same time period, U.S. gasoline prices have averaged $2.37 per gallon. During the first quarter of fiscal 2008, ethanol prices have averaged $0.15 per gallon below gasoline prices. We believe this is due to constraints in the infrastructure surrounding blending and distribution that has resulted from significant increases in ethanol supply in recent years. We also believe additional ethanol supply expected to come on-line in the near future will further reduce wholesale ethanol prices compared to gasoline.

We believe the market for ethanol will continue to expand due to new federal mandates for its increased usage and the desire to reduce imports of foreign crude oil. However, we expect the rate of expansion to slow significantly because of the amount of ethanol production added during the past 2 years or to be added by plants currently under construction. This additional supply, coupled with significantly higher corn costs and relatively low ethanol prices, has resulted in reduced availability of capital for ethanol plant construction or expansion.

Companies involved in the production of ethanol are merging to increase efficiency and capture economies of scale. We have adopted a vertical-integration strategy and business model. In recent years, many ethanol companies have focused primarily on ethanol refining and production. The overall ethanol value chain, however, consists of multiple steps involving agribusinesses, such as grain elevators, agronomy services, distributors of distillers grains, and downstream operations such as ethanol marketers and fuel blenders. By simultaneously engaging in multiple steps in the ethanol value chain, we believe we can increase efficiency and better manage commodity price and supply risk. Vertical integration has often been an effective strategy for reducing risk and increasing profits in other commodity-driven businesses. The September 2007 acquisition of Essex Elevator, Inc. and the April 2008 merger of Great Lakes Cooperative into our operations are significant steps toward vertical integration. We believe these additions complement our Shenandoah and Superior ethanol production operations. Also, these additions may allow us to realize economies of scale and benefit from diversification.

Shenandoah Plant

Our Shenandoah plant is a name-plate 50 million gallon per year (“mmgy”) facility. Name-plate means the plant is designed to produce at least the stated quantity of ethanol per year under normal operating conditions. At name-plate capacity, a 50 mmgy plant is expected to, on an annual basis, consume approximately 18 million bushels of corn and produce approximately 50 million gallons of fuel-grade, undenatured ethanol, and approximately 160,000 tons of by-product known as distillers grains.

Operations commenced at the Shenandoah plant in August 2007. Nearly all of the employees needed to operate the plant began working for us by June 2007. Plant employees completed several weeks of safety and plant operational training prior to commencement of operations at the Shenandoah plant. The training activities included experience at a fully operational ethanol plant under the direction of ICM, Inc.’s (“ICM”) training staff. ICM and Fagen, Inc. (“Fagen”) assisted us during initial plant operation to ensure that our employees are properly trained to safely and efficiently operate the Shenandoah plant. In September 2007, the Shenandoah plant completed the performance test of the Fagen contract by completing seven days of continuous operation at or exceeding certain identified performance criteria, including production at name-plate capacity levels. Total cost of constructing the Shenandoah plant, including costs of land and improvements and excluding amounts for working capital, approximated $76.8 million.

Superior Plant

Our Superior plant also is a name-plate 50 mmgy facility. It is expected to be completed and operational later this spring. In the first quarter of fiscal 2008, we hired most of the employees needed to manage and operate the Superior plant, which is expected to be approximately 35-40 people. We are currently training staff that will be involved in the direct operation of the plant.

The following table describes our projected cost of the Superior facility. However, the actual cost is subject to various contingencies, such as contractor change orders and the cost of debt financing. Therefore, the following figures are intended to be estimates only and the actual cost of the facilities may vary significantly from the descriptions given below depending on these contingencies:

Estimated cost of facilities:
Plant construction	$81,361,000
Site costs	4,720,000
Railroad costs	6,342,000
Fire protection / water supply costs	3,517,000
Rolling stock costs	350,000
Capitalized interest	1,200,000
Total	$97,490,000

Amounts in the above table are only estimates. In addition, we estimate that pre-production period and working capital costs may approximate up to an additional $10 million. Actual expenditures could be higher or lower due to a variety of factors, including those described in Item 1A – Risk Factors of our annual report on Form 10-K for the fiscal year ended November 30, 2007. We believe we have sufficient funds available to complete the construction and commence operation of the Superior plant. Costs incurred to-date at February 29, 2008 for the Superior ethanol facilities totaled approximately $87,449,000. Based on an estimated total facilities cost of $97,490,000, amounts available under the Superior loan agreement, which approximated $20,341,000 as of February 29, 2008, along with cash on hand, if necessary, are expected to be sufficient to fund the remaining $10,041,000 of costs expected to complete the project plus pre-production period and working capital costs estimated at up to $10 million.

We believe that all material construction and operating permits related to the Superior plant have been received as of April 8, 2008.

Marketing Agreements

We sell all of our ethanol and the majority of our distillers grains to third-party brokers, who are our customers for purposes of revenue recognition, pursuant to contracts with these brokers. Renewable Products Marketing Group, LLC, (“RPMG”) purchases all of the ethanol produced at our plants. We market some distillers grains locally.  However, the majority of the distillers grains produced at our plants is sold to CHS Inc., a Minnesota cooperative corporation. Our third-party brokers are responsible for all sales, marketing and shipping of the products we sell to them.

Merger and Acquisition Activities

In September 2007, we purchased Essex Elevator, Inc. for $0.3 million in cash and the assumption of approximately $1.2 million in liabilities. The elevator is located approximately five miles to the northeast of the Shenandoah plant on the same rail line we use to transport products from our plant. We believe that owning additional grain storage located near the Shenandoah plant allows us greater flexibility in the procurement of corn and expands our corn purchasing opportunities, which should reduce our commodity price and supply risks.

In August 2007, we entered into an Agreement and Plan of Merger with Great Lakes Cooperative (“GLC”). GLC is a full-service cooperative with approximately $146 million in fiscal 2007 revenues that specializes in grain, agronomy, feed and petroleum products in northwestern Iowa and southwestern Minnesota. GLC has locations in Everly, Greenville, Gruver, Langdon, Milford, Spencer and Superior, Iowa. The GLC merger accommodates our vertical-integration strategy. GLC has grain storage capacity of approximately 14.7 million bushels, much of which will be used to support our Superior ethanol plant operations. We believe that incorporating GLC into our ethanol operations increases efficiencies and reduces commodity price and supply risks. Under the plan of merger, all outstanding GLC common and preferred stock was exchanged for an aggregate of 550,352 shares of our common stock and approximately $12.5 million in cash. The merger transaction, which was approved by GLC voting members in February 2008, closed in early April 2008.

We are also exploring other possible opportunities, including opportunities of mergers and acquisitions involving other ethanol producers and developers, other renewable fuels related technologies, and grain and fuel logistics facilities. We believe that our vertical-integration model offers strategic advantages over participants operating in only one facet of the industry, such as production, and we continue to seek opportunities to incorporate ethanol value chain firms into our operations. Given the current trend toward consolidation in the industry, we believe that we can become a consolidator of ethanol value chain assets.

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

We sell all of our ethanol and the majority of our distillers grains to third-party brokers, who are our customers for purposes of revenue recognition, pursuant to contracts with these brokers. These third-party brokers are responsible for subsequent sales, marketing, and shipping of the ethanol and distillers grains. A small amount of distillers grains is also sold to local farmers. Accordingly, once the ethanol or distillers grains are loaded into trucks or rail cars and bills of lading are generated, the criteria for revenue recognition are considered to be satisfied and sales are recorded.

Grain sales are recorded after the commodity has been delivered to its destination and final weights, grades and settlement prices have been agreed upon with the customer. Revenues from grain storage are recognized as services are rendered.

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

Impairment of long-lived assets

Our long-lived assets consist of property and equipment, recoverable rail line costs and acquired intangible assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future cash flows.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact that this statement will have on our consolidated financial statements.

Results of Operations

Total revenues during the three months ended February 29, 2008 were $37.8 million. We had no revenues from operations during the comparable period of fiscal 2007. We sold 13.8 million gallons of ethanol during the first three months of fiscal 2008 at an average net price of $2.02. In addition, during this period we recognized $5.3 million from sales of distillers grains and $4.5 million in revenues from grain merchandising and storage.

Cost of goods sold during the first three months of fiscal 2008 was $22.1 million, resulting in a $15.7 million gross profit. Cost of goods sold includes costs for direct labor, direct materials, certain plant overhead costs and net gains or losses on derivative financial instruments. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of our ethanol plants. Grain purchasing and receiving costs, other than labor costs for grain buyers and scale operators, are also included in cost of goods sold. Direct materials consist of the costs of corn feedstock, denaturant, and process chemicals. Corn feedstock costs include realized and unrealized gains and losses on related derivative financial instruments, inbound freight charges, inspection costs and internal transfer costs. Plant overhead costs primarily consist of plant utilities, sales commissions and outbound freight charges. Our average net corn cost was $2.49 per bushel, which reflects realized and unrealized gains on derivative contracts of $1.13 and $0.35 per bushel, respectively. Excluding gains on derivative contracts, our average cost of corn during the first quarter of fiscal 2007 was $3.97 per bushel.

Our gross margins may not be comparable to those of other ethanol production entities since some entities directly incur costs of distribution as part of their cost of goods sold while we sell our products at a price that is net of distribution costs and report net revenues received from our customers (third-party brokers).

Operating expenses were $2.9 million and $0.9 million during the first three months of fiscal 2008 and 2007, respectively. Our operating expenses are primarily general and administrative expenses for employee salaries, incentives and benefits; stock-based compensation expenses; office expenses; depreciation and amortization costs; board fees; and professional fees for accounting, legal, consulting, and investor relations activities. The increase in operating expenses was largely due to increased employee salaries, incentives and benefits resulting from hiring of employees during fiscal 2007 that are operating the Shenandoah plant, along with hiring and training of personnel during the first quarter of fiscal 2008 to operate the Superior plant, which is expected to be operational later this spring. In addition, because our ethanol plant in Shenandoah is now operating, depreciation and amortization costs increased by $0.9 million during the first three months of fiscal 2008 as compared to the same period of fiscal 2007.

Interest income, primarily on the funds raised in our various common stock offerings, was $0.1 million and $0.5 million during the first three months of fiscal 2008 and 2007, respectively. Our initial public offering was completed in November 2005 and our second public offering was completed in July 2006. Interest income has declined as we have used the proceeds from our equity offerings as part of the funding necessary to construct our ethanol plants

Interest expense, net of amounts capitalized, was $0.9 million during the first three months of fiscal 2008, with no net interest expense incurred during the same period of fiscal 2007. Because of the availability of funds raised in our various commons stock offerings, we did not need to borrow funds for construction of our ethanol plants or to fund working capital until the second quarter of fiscal 2007.

Net gains on derivative financial instruments for corn were $7.2 million and net losses on derivative financial instruments for soybeans were $0.5 million during the first quarter of fiscal 2008 as compared to net gains on derivative financial instruments for corn of $1.7 million during the same period of fiscal 2007. We began utilizing derivative financial instruments to manage price risks for soybeans following our acquisition of Essex Elevator. In September 2007, we began reflecting gains and losses on derivatives associated with our operations in cost of goods sold. We utilize derivatives, such as futures and options, to manage price risks for corn expected to be consumed in operations at both the Shenandoah and Superior plants. We have also contracted for fixed-price, future physical delivery of corn with various parties. The recent dramatic rise in the price of corn has resulted in the profits on the derivatives. We intend to continue, and may expand, the use of various derivatives and forward contracts to manage price and supply risks for corn inputs at our plants.

Our ethanol marketer has forward sold quantities of ethanol expected to be produced at our plants during the next 12 months. We continually negotiate purchases of natural gas, denaturant, enzymes, and other needed chemicals to operate the plants, and anticipate that we will have sufficient quantities of these materials in place or under contract to meet the operational requirements at each of our plants.

Liquidity and Capital Resources

On February 29, 2008, we had $12.1 million in cash and equivalents and $24.6 million available under committed loan agreements (subject to satisfaction of specified lending conditions). We anticipate utilizing substantially all of these funds for completion of the construction of our Superior plant and associated working capital requirements, as well as the GLC merger. We believe that we have secured sufficient funding to complete construction of and begin operations at our second ethanol plant. The GLC merger and the related working capital that may be associated with acquiring and storing significant quantities of corn required additional debt financing of approximately $56.8 million, including an operating line of credit. Additional debt financing may involve significant restrictive covenants and costs.  In the future, we may decide to improve or preserve our liquidity through the issuance of common stock in exchange for materials and services. We may also sell additional equity or borrow additional amounts to expand the Shenandoah and/or Superior plants; build additional or acquire existing ethanol plants; and/or build additional or acquire existing corn storage facilities. We can provide no assurance that we will be able to secure the funding necessary for these additional projects at reasonable terms, if at all.

Our business is highly impacted by commodity prices, including prices for corn, ethanol and natural gas. Based on recent forward prices of corn and ethanol, it is possible that in the future we may be operating our plants at low to negative operating margins. If current price levels are sustained, we believe we will have sufficient working capital over the near-term. However, increases in corn or natural gas prices, or decreases in ethanol prices, may result in unprofitable operations at our plants. A sustained period of unprofitable operations may strain our liquidity and make it difficult to maintain compliance with our financing arrangements. While we may seek additional sources of working capital in response, we can provide no assurance that we will be able to secure this funding, if necessary.

As of February 29, 2008, Superior Ethanol’s working capital was less than the balance required by the Superior Loan Agreement of $4.5 million. As a result of an additional investment by the Company in March 2008 in this wholly-owned subsidiary, the lenders provided a waiver of our required compliance with the working capital covenant as of that date.

Contractual Obligations

Our contractual obligations as of February 29, 2008 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$77,793	$9,086	$20,951	$20,879	$26,877
Interest and fees on debt obligations (2)	22,601	4,970	7,927	5,232	4,472
Operating lease obligations (3)	8,267	945	1,780	1,760	3,782
Purchase obligations (4)	95,700	84,728	2,872	2,592	5,508
Totals	$204,361	$99,729	$33,530	$30,463	$40,639

(1)   Includes current maturities of long-term debt, and excludes $100,000 from the Iowa Department of Economic Development that is expected to be recognized as a non-refundable grant.

(2)   Interest amounts were calculated over the terms of the loans using current interest rates, assuming scheduled principle and interest amounts are paid pursuant to the debt agreements. Includes administrative and/or commitment fees on debt obligations in addition to estimated interest payment amounts.

(3)   Operating lease costs are for rail cars and office space.

(4)   Includes construction agreements and purchase orders with Agra Industries and various other contractors for construction of the Superior plant. Also includes estimated minimum contractual obligations for RPMG and forward corn purchase contracts.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks concerning our long-term debt, future prices of corn, natural gas, ethanol and distillers grains. We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. From time to time, we may purchase corn futures and options to hedge a portion of the corn we anticipate we will need.  In addition, we have contracted for future physical delivery of corn. At this time, we do not expect to have exposure to foreign currency risk as we expect to conduct all of our business in U.S. dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically we have $77.9 million outstanding in long-term debt as of February 29, 2008, nearly all of which is variable-rate in nature. The specifics of each note are discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

We attempt to reduce the market risk associated with fluctuations in the price of corn and natural gas by employing a variety of risk management and hedging strategies. Strategies include the use of derivative financial instruments such as futures and options executed on the CBOT and/or the NYMEX, as well as the daily management of our physical corn and natural gas procurement relative to plant requirements for each commodity. The management of our physical corn procurement may incorporate the use of forward fixed-price contracts and basis contracts. Additionally, some of our corn market risk has been mitigated by the ownership of additional storage facilities resulting from the Essex Elevator and GLC acquisitions.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in pre-tax income resulting from hypothetical 10% adverse changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period. This analysis excludes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis as of February 29, 2008, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume for the Next 12 Months	Unit of Measure	Approximate Adverse Change to Income
Ethanol	98,945	Gallons	$22,488
Corn	35,337	Bushels	$19,054
Distillers grains	314	Tons *	$4,820
Natural Gas	3,364	MMBTU	$3,416

* Distillers grains quantities are stated on an equivalent dried-ton basis.

At February 29, 2008, approximately 61% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. This included fixed-price future-delivery contracts for approximately 16.1 million bushels. As a result of these positions, the effect of a 10% adverse move in the price of corn shown above would be reduced by approximately $11,659,000.

At February 29, 2008, approximately 8% of our forecasted ethanol production during the next 12 months has been sold under fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of ethanol shown above would be reduced by approximately $1,846,000.

At February 29, 2008, approximately 13% of our forecasted distillers grain production for the next 12 months was subject to fixed-price contracts. This included fixed-price future-delivery contracts for approximately 42,191 tons. As a result of these positions, the effect of a 10% adverse move in the price of distillers grains shown above would be reduced by approximately $648,000.

At February 29, 2008, approximately 1% of our forecasted natural gas requirements for the next 12 months have been purchased under fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of natural gas shown above would be reduced by approximately $20,000.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2008, management took corrective action surrounding enforcement of procedures related to month-end cutoffs of revenues for both its ethanol and distillers grains, which was identified as a material weakness as of November 30, 2007. Although additional substantive review of revenues recognized during the first quarter of fiscal 2008 was performed, management has not tested the Company’s controls over revenue recognition cutoffs during fiscal 2008 and accordingly has not determined that the material weakness has been fully remediated. Management will be closely monitoring revenue recognition procedures throughout fiscal 2008. There were no other changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Our investors should consider the risks set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended November 30, 2007 that could affect us and our business. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should carefully consider the discussion of risks and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including Forward-Looking Information, which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated August 15, 2007)
2.2	Addendum to Agreement and Plan of Merger dated November 8, 2007 (Incorporated by reference to Appendix B to the Company’s Registration Statement on Form S-4 filed on December 5, 2007)
2.3

Addendum #2 to Agreement and Plan of Merger dated December 26, 2007 (Incorporated by reference to Appendix C to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on December 27, 2007)

3(i).1

Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(i).1 of the Company’s Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)

3(ii).1	Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)
4.1	Form of Common Stock Purchase Warrants (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A dated July 7, 2006)
10.1

Letter Agreement by and between the Company and U.S. Energy, Inc., dated October 5, 2004 (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)

Exhibit No.	Description
10.2

Letter of Intent between the Company and the City of Shenandoah, dated December 16, 2004 (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A filed February 4, 2005, File No. 333-121321)

10.3

Master Loan Agreement, dated January 30, 2006, between the Company and Farm Credit Services of America, FLCA  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 6, 2006)

10.4

Amendment to the Master Loan Agreement, dated May 31, 2007, between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated June 13, 2007)

10.5

Amendment to the Master Loan Agreement, dated October 31, 2007, between the Company and Farm Credit Services of America, FLCA  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated November 16, 2007)

10.6

Statused Revolving Credit Supplement, dated October 31, 2007, between the Company and Farm Credit Services of America, FLCA  (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated November 16, 2007)

10.7

Construction and Term Loan Supplement, dated January 30, 2006, between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 6, 2006)

10.8

Amendment to the Construction and Term Loan Supplement dated May 31, 2007, between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated June 13, 2007)

10.9

Construction and Revolving Term Loan Supplement, dated January 30, 2006, between the Company and Farm Credit Services of America, FLCA  (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated February 6, 2006)

10.10

Amendment to the Construction and Revolving Term Loan Supplement dated May 31, 2007, between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated June 13, 2007)

10.11

Security Agreement, dated January 30, 2006, between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated February 6, 2006)

10.12

Administrative Agency Agreement, dated January 30, 2006, between the Company, Farm Credit Services of America, FLCA and CoBank, ACB (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated February 6, 2006)

10.13

Real Estate Mortgage and Financing Statement, dated January 30, 2006, between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, dated November 30, 2005)

10.14

Lump Sum Design Build Agreement, dated January 13, 2006, between the Company and Fagen, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K/A, filed June 9, 2006) – portions of this Agreement have been omitted pursuant to a request for confidential treatment

10.15

Allowance Contract, between the Company and BNSF Railway Company, dated January 26, 2006 (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, dated November 30, 2005)

10.16

Design Build Agreement, dated August 1, 2006, between the Company and Agra Industries, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, dated August 31, 2006)

10.17

Master Loan Agreement, dated March 15, 2007, between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.18

Amendment to the Master Loan Agreement dated February 1, 2008, between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 3, 2008)

Exhibit No.	Description
10.19

Construction and Term Loan Supplement, dated March 15, 2007, between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.20

Amendment to the Construction and Term Loan Supplement, dated February 1, 2008, between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated March 3, 2008)

10.21

Construction and Revolving Term Loan Supplement, dated March 15, 2007, between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.22

Amendment to the Construction and Revolving Term Loan Supplement, dated February 1, 2008, between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated March 3, 2008)

10.23

Administrative Agency Agreement, dated March 15, 2007, between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.24

Security Agreement and Real Estate Mortgage, dated March 15, 2007, between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.25

Amendment No. 1 to the AIA Document A141-2004 Standard Form of Agreement Between Superior Ethanol, L.L.C. and Agra Industries, LLC, dated March 19, 2007, (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, dated March 20, 2006)

10.26	Employment Agreement dated June 8, 2007, between the Company and Jerry L. Peters (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q, dated May 31, 2007).
10.27	2007 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 27, 2007)
31.1	Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 9, 2008	GREEN PLAINS RENEWABLE ENERGY, INC. (Registrant) By: /s/ Wayne B. Hoovestol Wayne B. Hoovestol Chief Executive Officer (Principal Executive Officer)
Date: April 9, 2008	By: /s/ Jerry L. Peters Jerry L. Peters Chief Financial Officer (Principal Financial Officer)