Form 10-Q
period 2008-05-31
GREEN PLAINS RENEWABLE ENERGY, INC.
filed 2008-07-10
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2008

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

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of July 3, 2008 was 7,821,528 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GREEN PLAINS RENEWABLE ENERGY, INC.

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	May 31,	November 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,337	$11,914
Accounts receivable	10,712	3,063
Inventories	64,579	6,903
Prepaid expenses and other	11,435	1,882
Derivative financial instruments	5,042	1,417
Total current assets	99,105	25,179

Property and equipment, net	188,819	147,494
Deferred income taxes	372	143
Goodwill	3,819	-
Other assets	8,182	7,456
Total assets	$300,297	$180,272

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$29,989	$14,847
Derivative financial instruments	3,960	116
Deferred income taxes	-	143
Current maturities of long-term debt	32,017	9,318
Total current liabilities	65,966	24,424

Deferred income taxes	7,451	-
Long-term debt	111,290	63,756
Other liabilities	928	-
Total liabilities	185,635	88,180

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 25,000,000 shares authorized, 7,819,528 and 7,244,784 shares issued and outstanding, respectively	8	7
Additional paid-in capital	106,763	98,753
Retained earnings (accumulated deficit)	7,891	(6,668)
Total stockholders' equity	114,662	92,092
Total liabilities and stockholders' equity	$300,297	$180,272

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

		Three Months Ended May 31,		Six Months Ended May 31,
		2008	2007	2008	2007

Revenues
Ethanol		$30,317	$-	$58,305	$-
Grain		24,663	-	29,105	-
Seed, feed, fertilizer, chemicals and petroleum		16,225	-	16,225	-
Distillers grains		5,513	-	10,837	-
Other		833	-	923	-
Total revenues		77,551	-	115,395	-
Cost of goods sold		62,086	-	84,186	-
Gross profit		15,465	-	31,209	-
Operating expenses		6,420	3,547	9,345	4,401

Operating income (loss)		9,045	(3,547)	21,864	(4,401)

Other income (expense):
Interest income		58	350	195	807
Interest expense, net of amounts capitalized		(1,291)	(46)	(2,249)	(46)
Net gain (loss) on derivative financial instruments		-	(1,284)	-	404
Other, net		18	-	20	1
Total other income (expense)		(1,215)	(980)	(2,034)	1,166

Income before income taxes		7,830	(4,527)	19,830	(3,235)
Income tax provision (benefit)		3,204	(841)	5,271	(326)

Net income		$4,626	$(3,686)	$14,559	$(2,909)

Earnings per share:
Basic	$	$ 0.61	$(0.61)	$1.96	$(0.48)
Diluted	$	$ 0.61	$(0.61)	$1.96	$(0.48)

Weighted average shares outstanding:
Basic		7,612	6,003	7,429	6,003
Diluted		7,614	6,003	7,431	6,003

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, November 30, 2007	7,245	$7	$98,753	$(6,668)	$92,092

Stock-based compensation to directors and employees	25	-	520	-	520

Issuance of common stock as part of acquisition	550	1	7,490	-	7,491

Net income for the six months ended May 31, 2008	-	-	-	14,559	14,559
Balance, May 31, 2008	7,820	$8	$106,763	$7,891	$114,662

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended May 31,
	2008	2007
Cash flows from operating activities:
Net income	$14,559	$(2,909)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	2,291	19
Unrealized gains on derivative financial instruments	(2,950)	(73)
Stock-based compensation expense	520	2,829
Deferred income taxes (benefit)	1,335	(279)
Changes in operating assets and liabilities:
Accounts receivable	(4,547)	-
Inventories	(15,047)	-
Prepaid expenses and other	(502)	(1,012)
Derivative financial instruments	5,327	(169)
Accounts payable and accrued liabilities	(2,410)	(130)
Net cash provided (used) by operating activities	(1,424)	(1,724)

Cash flows from investing activities:
Purchases of property and equipment	(24,435)	(44,483)
Acquisition of business	(12,510)	-
Cash acquired in acquisition of business	4,894	-
Third-party deposits securing utility services	(22)	-
Payments related to land option agreements	-	(5)
Net cash used by investing activities	(32,073)	(44,488)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	41,910	22,723
Payment of principal on long-term debt	(12,384)	(30)
Payment of loan fees and equity in creditors	(606)	(269)
Net cash provided by financing activities	28,920	22,424

Net change in cash and equivalents	(4,577)	(23,788)
Cash and cash equivalents, beginning of period	11,914	43,088
Cash and cash equivalents, end of period	$7,337	$19,300

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Six Months Ended May 31,
	2008	2007
Supplemental disclosures of cash flow:
Cash paid for income taxes	$19	$495
Cash paid for interest	$2,726	$360

Noncash investing and financing activities:
Common stock issued for acquisition of subsidiary	$7,490	$-

Noncash additions to property and equipment:
Transfer of site development costs to land	$-	$387
Land option cost transferred to land	2	10
Common stock issued for purchase of land	-	10
Capitalized interest from amortization of debt issuance costs	-	10
Change in accrued construction liabilities	(1,509)	4,484
Change in construction retainage liabilities	(800)	1,987
Total noncash additions to property and equipment	$(2,307)	$6,888

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

Description of Business

References to “we,” “us,” “our” or the “Company” in these notes to the consolidated financial statements refer to Green Plains Renewable Energy, Inc. and its subsidiaries. We were formed to construct and operate dry mill, fuel grade ethanol production facilities. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. To add shareholder value, we are seeking to expand our business operations beyond ethanol production to integrate strategic agribusiness and ethanol distribution services.

Construction of our first ethanol plant, located in Shenandoah, Iowa, began in April 2006, and operations commenced at the plant in August 2007. Construction began in August 2006 on a second plant, similar to the Shenandoah facility, located in Superior, Iowa. The Superior plant began start-up operations, which includes grinding corn and initiation of fermentation, in early July 2008. Both of the above-mentioned ethanol production facilities have expected production capacity of 55 million gallons per year per plant. At capacity each plant is expected to, on an annual basis, consume approximately 20 million bushels of corn and produce approximately 55 million gallons of fuel-grade, undenatured ethanol, and approximately 175,000 tons of by-product known as distillers grains. We sell all of our ethanol and the majority of our distillers grains to third-party brokers pursuant to contracts with these brokers. These third-party brokers are responsible for subsequent sales, marketing, and shipping of the ethanol and distillers grains. We have contracted with Renewable Products Marketing Group, LLC, (“RPMG”), an independent broker, to sell the ethanol produced at the facilities. The majority of the distillers grains produced at the plants are marketed pursuant to a contract with CHS Inc., a Minnesota cooperative corporation. On May 20, 2008, we provided notice to RPMG that we intend to terminate our ethanol marketing contract with respect to the Shenandoah plant, effective September 30, 2008.

Consolidated Financial Statements

The accompanying consolidated balance sheet as of November 30, 2007, which has been derived from our audited consolidated financial statements as filed in our annual report for the period ended November 30, 2007, and the unaudited interim consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules and regulations. We moved from a development stage company to an operating entity during the quarter ended August 31, 2007. The consolidated financial statements at May 31, 2008, and for the three and six months ended May 31, 2008 and 2007, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the consolidated financial position, results of operations and cash flows for the interim periods. The results of the interim periods are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Form 10-K as filed with the Securities and Exchange Commission and notes thereto and risk factors contained therein for the fiscal year ended November 30, 2007.

On April 3, 2008, we completed our merger with Great Lakes Cooperative (“GLC”), which is discussed in further detail in Note 2. Upon closing the merger with GLC, Green Plains Grain Company LLC (“GPG”), a wholly-owned subsidiary of the Company, assumed GLC’s assets and liabilities, with the exception of certain investments in regional cooperatives that were excluded from the merger. Opening balances, and operating activities of GPG since closing, are included in the consolidated financial statements as of and for the three and six months ended May 31, 2008.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

In the normal course of business, we are exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. Concentrations of credit risk exist related to our accounts receivable since we sell nearly all of our ethanol and distillers grains to third-party brokers. Although payments are typically received within ten days from the date of sale to these third-party brokers, we continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. Concentrations of credit risk with respect to inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs.

Allowance for Doubtful Accounts

Bad debts are provided for on the reserve method based on historical experience and management’s evaluation of outstanding receivables at the end of the fiscal period.

Inventories

Within the Ethanol segment, corn for ethanol operations, ethanol and distillers grains inventories are stated at the lower of average cost (determined monthly) or market.

Grain inventories in the Agribusiness segment include readily-marketable physical quantities of grain, forward contracts to buy and sell grain, and exchange traded futures and option contracts (all stated at market value). The futures and options contracts, which are used to hedge the value of both owned grain and forward contracts, are considered derivatives under Statement of Financial Accounting Standard (“SFAS”) No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” All Agribusiness grain inventories are marked to the market price with changes reflected in cost of goods sold. The forward contracts require performance in future periods. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other consumers generally do not extend beyond one year. The terms of contracts for the purchase and sale of grain are consistent with industry standards.

Merchandise and petroleum products inventories in the Agribusiness segment are valued at the lower of cost (first-in, first-out) or market price.

Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured.

We sell all of our ethanol and the majority of our distillers grains to third-party brokers, who are our customers for purposes of revenue recognition, pursuant to contracts with these brokers. These third-party brokers are responsible for subsequent sales, marketing, and shipping of the ethanol and distillers grains. Accordingly, once the ethanol or distillers grains are loaded into rail cars and bills of lading are generated, the criteria for revenue recognition are considered to be satisfied and sales are recorded.  As part of our contracts with these third-party brokers, shipping costs incurred by them reduce the sales price they pay us. Under our contract with CHS, Inc., certain shipping costs for dried distillers grains are incurred directly by us, which are reflected in cost of goods sold.  For the small number of distillers grains products sold to local farmers, bills of lading are generated and signed by the driver for outgoing shipments, at which time sales are recorded.

Sales of agricultural commodities, fertilizers and other similar products are recognized when title to the product and risk of loss transfer to the customer, which is dependent on the agreed upon sales terms with the customer. These sales terms provide for passage of title either at the time shipment is made or at the time the commodity has been delivered to its destination and final weights, grades and settlement prices have been agreed upon with the customer. Shipping and handling costs are included as a component of cost of goods sold. Revenues from grain storage are recognized as services are rendered. Revenues related to grain merchandising are presented gross.

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

We use exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on our agribusiness grain inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices. Forward purchase contracts and forward sale contracts are valued at market prices where available or other market quotes, adjusted for differences, primarily transportation, between the exchange traded market and the local markets on which the terms of the contracts are based. Changes in the market value of inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts, are recognized in earnings as a component of cost of goods sold. These contracts are predominantly settled in cash. We are exposed to loss in the event of non-performance by the counter-party to forward purchase and forward sales contracts.

Operating Expenses

Operating expenses are primarily general and administrative expenses for employee salaries, incentives and benefits; office expenses; director compensation; and professional fees for accounting, legal, consulting, and investor relations activities; as well as depreciation and amortization costs.

Goodwill

Goodwill represents the excess of the purchase price of an acquired entity over the fair value of assets acquired and liabilities assumed. Goodwill is not amortized, but is reviewed for impairment annually or more frequently if certain impairment conditions arise.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” This standard clarifies the recognition and measurement to be used to account for premium revenue and claim liabilities for financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect this statement to impact our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact that this statement will have on our consolidated financial statements.

2.  ACQUISITION

On April 3, 2008, we completed our merger with Great Lakes Cooperative, a full-service cooperative that specializes in grain, agronomy, feed and petroleum products in northwestern Iowa and southwestern Minnesota. Upon closing the merger with GLC, Green Plains Grain Company LLC, a wholly-owned subsidiary of the Company, assumed GLC’s assets and liabilities, with the exception of certain investments in regional cooperatives that were excluded from the merger. GPG has grain storage capacity of approximately 14.7 million bushels that will be used to support our grain merchandising activities, as well as our Superior ethanol plant operations. We believe that incorporating GLC’s businesses into our operations increases efficiencies and reduces commodity price and supply risks. Pursuant to the merger agreement, all outstanding Great Lakes Cooperative common and preferred stock was exchanged for an aggregate of 550,352 shares of our common stock and approximately $12.5 million in cash. The merger and the related working capital that may be associated with acquiring and storing significant quantities of corn required additional debt financing of approximately $56.8 million, including an operating line of credit.

The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets acquired. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition (in thousands):

Amount
Current assets
Cash and cash equivalents	$1,077
Accounts receivable	3,103
Inventories	42,628
Prepaid expenses and other	8,868
Derivative financial instruments	1,408
Total current assets	57,084

Property and equipment, net	21,221
Goodwill	3,819
Other assets (with weighted-average useful life of 2.2 years)	550
Total assets acquired	82,674

Current liabilities
Accounts payable and accrued liabilities	19,111
Deferred income taxes	297
Current maturities of long-term debt	1,280
Total current liabilities	20,688

Deferred income taxes	5,447
Long-term debt	39,427
Other liabilities	928
Total liabilities assumed	66,490

Total	$16,184

A reconciliation of consideration paid to the allocation of the purchase price to specific assets and liabilities is as follows (in thousands):

Amount
Cash used for acquisition	$12,510
Common stock issued for acquisition	7,490
20,000

GLC assets and borrowings utilized to fund the merger, net of liabilities repaid of $50.0 million	(3,816)
Total	$16,184

The operating results of GPG beginning April 3, 2008, have been included in the consolidated financial results of the Company for the three and six months ended May 31, 2008.

The following represents unaudited pro forma combined results of operations of the Company and Great Lakes Cooperative as if the acquisition had occurred as of December 1, 2006 (in thousands, except per share amounts):

	Three Months Ended May 31,				Six Months Ended May 31,
	2008		2007		2008		2007
Unaudited pro forma information:
Revenues	$88,359	$	$ 35,462	$	$ 165,797	$	$ 71,825
Net income (loss)	4,304		(2,772)		12,126		(1,590)

Earnings per share:
Basic	0.55		(0.42)		1.55		(0.24)
Diluted	0.55		(0.42)		1.55		(0.24)

The pro forma information for the three-month periods ended May 31, 2008 and 2007 combines the results of operations for the Company for its second quarters ended May 31, 2008 and 2007, and Great Lakes Cooperative for its second quarters ended February 29, 2008 and February 28, 2007, respectively, after giving effect to the pro forma adjustments. The pro forma condensed combined statements of operations for the six-month periods ended May 31, 2008 and 2007 combines the results of operations for the Company for the six-month periods ended May 31, 2008 and 2007, and Great Lakes Cooperative for the six-month periods ended February 29, 2008 and February 28, 2007, respectively, after giving effect to the pro forma adjustments.

The pro forma financial information includes historical Great Lakes Cooperative revenues and expenses, with adjustments to the accounting base for interest expense, depreciation, amortization and income taxes. The pro forma financial information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or the results of operations of the Company that would have actually occurred had the transaction been in effect for the periods presented.

3.  INVENTORIES

The Company produces dry mill, fuel grade ethanol; operates a licensed public grain warehouse; and sells seed, feed, fertilizer, chemicals and petroleum products. The components of inventories are as follows (in thousands):

	May 31, 2008	November 30, 2007
Corn	$42,724	$2,905
Seed, feed, fertilizer, chemicals and petroleum held for sale	10,974	-
Grain, other than corn, held for resale	7,480	1,675
Ethanol and distillers grains	1,146	1,098
Ethanol work-in-process	890	747
Ethanol plant chemicals and maintenance parts	888	478
Other	477	-
	$64,579	$6,903

A substantial portion of the corn owned will be used in the production of ethanol. Grains (other than corn) are held for resale. Distillers grains, a high-protein, high-energy animal feed supplement, is the principal by-product of the ethanol production process.

4.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	May 31, 2008	November 30, 2007
Construction-in-progress	$93,519	$72,301
Plant, buildings and improvements	81,819	67,120
Land and improvements	8,211	6,987
Machinery and equipment	5,193	-
Railroad track and equipment	1,353	1,353
Other	1,744	764
	191,839	148,525
Less: accumulated depreciation	(3,020)	(1,031)
Property and equipment, net	$188,819	$147,494

Plant and building costs are related to our Shenandoah ethanol production facilities, other related assets that were put into use during fiscal 2007, and GPG grain storage facilities. We began depreciating Shenandoah ethanol production facility assets (including the plant and administration building, railroad track and equipment, land improvements, certain computer and software, and certain other assets) at the beginning of the fourth quarter of fiscal 2007. The Superior plant began start-up operations, which includes grinding corn and initiation of fermentation, in early July 2008. We will begin to depreciate our Superior ethanol production facility assets during the third quarter.

5.  OTHER ASSETS

The components of other assets are as follows (in thousands):

	May 31, 2008	November 30, 2007
Recoverable rail line costs	$3,500	$3,500
Third-party deposits securing utility services	2,453	2,418
Debt issuance costs, net	1,428	953
Covenant not to compete	433	500
Other	368	85
	$8,182	$7,456

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

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses are as follows (in thousands):

	May 31, 2008	November 30, 2007
Accounts payable	$17,124	$1,644
Accrued liabilities	7,358	6,895
Accrued construction retainage	5,507	6,308
	$29,989	$14,847

7.  LONG-TERM DEBT AND LINES OF CREDIT

The components of long-term debt are as follows (in thousands):

	May 31, 2008	November 30, 2007
Corporate:
Term loan	$16,000	$-
Shenandoah:
Term loan	26,800	30,000
Revolving term loan	17,000	17,000
Seasonal borrowing	4,300	2,809
Economic development loan	200	230
Economic development grant	100	100
Superior:
Term loan	36,282	21,987
Revolving term loan	7,316	-
GPG:
Term loan	9,000	-
Revolving term loan	23,743	-
Equipment financing loans	1,646	-
Essex:
Note payable	482	477
Covenant not to compete	438	471
Total debt	143,307	73,074
Less: current portion	32,017	9,318
Long-term debt	$111,290	$63,756

Scheduled long-term debt repayments, excluding any potential repayment of the economic development grant since it is a forgivable loan, are as follows (in thousands):

Fiscal Year Ending November 30,	Amount
2008	$26,143
2009	11,768
2010	35,559
2011	11,900
2012	11,467
Thereafter	46,370
Total	$143,207

GPRE Shenandoah LLC

On March 31, 2008, we entered into an Asset Transfer Agreement, transferring all assets associated with the Shenandoah ethanol plant, including real estate, equipment, inventories and accounts receivable, to a wholly-owned subsidiary, GPRE Shenandoah LLC. Pursuant to the Asset Transfer Agreement, GPRE Shenandoah LLC also assumed all liabilities related to the plant and its operations. On March 31, 2008, GPRE Shenandoah LLC executed a Master Loan Agreement and corresponding security agreements (individually and collectively, the “2008 Shenandoah Loan Agreement”) with Farm Credit Services of America, FLCA (“FCSA”). GPRE Shenandoah LLC assumed the Master Loan Agreement, originally dated January 30, 2006, as subsequently supplemented and amended (individually and collectively, the “2006 Shenandoah Loan Agreement”), between the Company and FCSA. All terms of the 2006 Shenandoah Loan Agreement remain in effect except as specifically modified by the 2008 Shenandoah Loan Agreement. Under the 2006 Shenandoah Loan Agreement, the Company’s assets served as security. As modified in 2008 Shenandoah Loan Agreement, GPRE Shenandoah LLC’s assets are substituted as security. As a condition of the 2008 Shenandoah Loan Agreement, on March 31, 2008, we repaid $2.0 million in satisfaction of the free cash flow repayment requirement for fiscal 2008.

Superior Ethanol, L.L.C.

On May 15, 2008, Superior Ethanol, L.L.C., a wholly-owned subsidiary of Green Plains Renewable Energy, Inc., executed Amendments to the Master Loan Agreement, the Construction and Term Loan Supplement, and the Construction and Revolving Term Loan Supplement with Farm Credit Services of America, FLCA  (individually and collectively, the “Loan Amendments”). The Loan Amendments modify the Master Loan Agreement, originally dated March 15, 2007, as subsequently supplemented and amended, which provided construction and working capital for our Superior, Iowa ethanol production facilities.

The Loan Amendments set forth a number of changes, including the following:

•

Superior Ethanol, L.L.C. must maintain a net worth of not less than $58.1 million beginning May 31, 2008, increasing to at least $61.6 million effective November 30, 2008.

•

Superior Ethanol, L.L.C. must provide evidence of $3.3 million in additional equity by no later than May 15, 2008, for an aggregate total equity investment of not less than $61.0 million.

•

The commitment of the Construction and Term Loan Supplement is extended through July 15, 2008, or such later date as authorized by the lender.

The Loan Amendments reflect changes in circumstances as a result of the anticipated completion of the Superior, Iowa ethanol production facility.

Green Plains Renewable Energy, Inc.

We entered into various fixed-priced corn purchase and sale contracts with GLC subsequent to the execution of the original merger agreement in August 2007. At March 31, 2008, we had open purchase contracts for 11.9 million bushels of corn from April 2008 through February 2009. The Company and GLC agreed to accelerate the sale of the corn and the related payment for 4.0 million bushels. The corn will be stored in GPG’s elevators until required for our ethanol operations. To finance the payment of this grain, we entered into a Business Loan Agreement, Commercial Pledge Agreement, and two Promissory Notes with Americana Community Bank (individually and collectively, the “Green Plains Loan Agreements”) totaling $16.0 million. GLC utilized the proceeds from the grain sales to repay amounts outstanding under its revolving credit agreement with CoBank, ACB.

The Green Plains Loan Agreements are secured by negotiable grain warehouse receipts issued to us on 4.0 million bushels of corn. Under the terms of the Green Plains Loan Agreements, we are required to maintain a minimum loan to value ratio and were required to purchase put options to minimize the underlying commodity price risk of the corn.

Pursuant to the terms of the Green Plains Loan Agreements, we are required to make monthly interest payments at a 10% per annum interest rate beginning on May 1, 2008. We are required to make principal payments of $2.0 million per week beginning July 8, 2008 until completely repaid. We expect to utilize the corn in our ethanol operations consistent with the loan maturity schedule.

Americana Community Bank received a loan origination fee of $450,000.

Green Plains Grain Company LLC

GPG entered into a credit agreement with the First National Bank of Omaha (“FNBO”). The FNBO credit agreement, and related loan agreements including the Revolving Credit Note, Term Note, Security Agreement,  Post-Closing Agreement, and mortgages (individually and collectively, the “GPG Loan Agreements”) involved total term and revolving credit commitments of $39.0 million.

The term loan proceeds, which totaled $9.0 million, were used to refinance existing debt as well as pay former GLC members a portion of the $12.5 million cash merger consideration. The revolving loan proceeds, which totaled $30.0 million, were used to repay amounts outstanding under GLC’s revolving credit agreement with CoBank, ACB and will be used for working capital purposes for GPG. The term loan expires on April 3, 2013, and the revolving loan expires on April 3, 2010. Payments of $225,000 under the term loan are due on the last business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term. The loans will bear interest at either the base rate (prime) minus 0.25% to plus 0.75% or short-term fixed rates at LIBOR (1, 2, 3 or 6 month) plus 1.75% to 2.75% (each depending on GPG’s Fixed Charge Ratio for the preceding four fiscal quarters). Under the GPG Loan Agreement, the Fixed Charge Ratio is defined as adjusted EBITDAR divided by Fixed Charges, which are the sum of GPG’s interest expense, current maturities under the term loan, rent expense and lease expenses. Adjusted EBITDAR is defined as net income plus interest expense, rent and lease expense, and noncash expenses (including depreciation and amortization expense, deferred income tax expense and unrealized gains and losses on futures contracts), less interest income and certain capital expenditures.

As security for the loans, the lender received a first-position lien on real estate, equipment, inventory and accounts receivable owned by GPG.

In accordance with the GPG Loan Agreements, GPG is required to adhere to certain financial covenants and restrictions, including the following:

•

GPG must maintain working capital of at least $7.0 million. The working capital requirement is increased to $9.0 million in fiscal 2009 and $11.0 million in fiscal 2010.

•

GPG must maintain tangible net worth of at least $10.0 million. The tangible net worth requirement is increased to $12.0 million in fiscal 2009 and $15.0 million in fiscal 2010.

•

GPG must maintain a Fixed Charge Ratio of 1.10x or more and a Senior Leverage Ratio that does not exceed 2.25x. Senior Leverage Ratio is debt, excluding amounts under the Revolving Credit Note, divided by EBITDAR as defined.

•

Capital expenditures for GPG are restricted to $2.5 million during fiscal 2008. That amount is reduced to $1 million for subsequent years; provided, however, that any unused portion from any fiscal year may be added to the limit for the next succeeding year.

Concurrently, the Company entered into a Post-Closing Agreement with FNBO. The Company agreed to invest up to $2.0 million in GPG if required for compliance with financial covenants and guaranty certain of GPG’s obligations.

GPG Equipment Financing Agreements

On April 3, 2008, GPG executed two separate equipment financing agreements with AXIS Capital Inc. totaling $1.75 million (individually and collectively, the “GPG Equipment Financing Agreements”). These GPG Equipment Financing Agreements provide financing for designated vehicles, implements and machinery acquired as a result of the GLC merger. The Company agreed to guaranty the GPG Equipment Financing Agreements.  Pursuant to the terms of the agreements, GPG is required to make 48 monthly principal and interest payments totaling of $43,341 each. The first payments were made at the time of closing of the GLC merger.

8.  STOCK-BASED COMPENSATION

We account for all share-based compensation transactions pursuant to SFAS No. 123R, “Share-Based Payment,” which requires entities to record noncash compensation expense related to payment for employee services by an equity award in their financial statements over the requisite service period.

The Green Plains Renewable Energy, Inc. 2007 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the granting of stock-based compensation. The maximum number of shares of common stock that may be granted to any employee during any year is 50,000. We have reserved a total of 1.0 million shares of common stock for issuance under the Equity Incentive Plan. Grants under the Equity Incentive Plan have included stock awards, options to purchase shares of common stock, and stock in lieu of cash compensation for certain officers.

For stock options granted during the first six months of fiscal 2008, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123R, with the following weighted-average assumptions:

Expected life	5.3
Interest rate	3.0%
Volatility	56.3%
Dividend yield	—

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

A summary of stock options as of May 31, 2008 and changes during the first six months of fiscal 2008 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at November 30, 2007	448,000	$26.68
Granted	61,000	9.57
Exercised	-	-
Cancellations	-	-

Outstanding at May 31, 2008	509,000	$24.63	5.3	$-

Exercisable at May 31, 2008	378,333	$27.75	4.6	$-

All fully-vested stock options as of May 31, 2008 are exercisable and are included in the above table. Since weighted-average option prices exceeded the closing stock price at May 31, 2008, the aggregate intrinsic value was zero. Our stock awards allow employees to exercise options through cash payment to us for the shares of common stock or through a simultaneous broker-assisted cashless exercise of a share option, through which the employee authorizes the exercise of an option and the immediate sale of the option shares in the open market. We use original issuances of common stock to satisfy our share-based payment obligations.

Compensation costs expensed for our share-based payment plans were approximately $399,000 and $520,000 during the three and six months ended May 31, 2008, respectively. Compensation costs expensed for our share-based payment plans were $2.8 million during both the three and six months ended May 31, 2007, respectively. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements approximated $0.2 million and $1.1 million during the first six months of fiscal 2008 and 2007, respectively. However, due to the uncertainty that the tax benefits would be realized, these potential benefits were not recognized in the first six months of fiscal 2007.

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

The differences between the basic and diluted EPS denominators for the three and six months ended May 31, 2008 were due to the dilutive effect of outstanding stock options. Excluded from the computations of diluted EPS for the second quarter and first six months of fiscal 2008 were warrants exercisable for 320,014 shares of our common stock at an exercise price of $60 per share and options to purchase approximately 375,000 shares of our common stock because their impact would be antidilutive based on current market prices. Excluded from the computations of diluted EPS for the second quarter and first six months of fiscal 2007 were warrants exercisable for 793,221 shares of our common stock at an exercise price of $30 per share, warrants exercisable for 320,014 shares of our common stock at an exercise price of $60 per share, and options to purchase approximately 325,000 shares of our common stock because their impact would be antidilutive based on market prices of our common stock during that period.

10.  SEGMENT INFORMATION

With the acquisition of Great Lakes Cooperative in April 2008, the Company’s chief operating decision makers began to review its operations in two separate operating segments. These segments are (1) production, distribution and marketing of ethanol and related by-products (which we collectively refer to as “Ethanol”) and (2) grain warehousing and marketing, as well as sales and related services of seed, feed, fertilizer, chemicals and petroleum products (which we collectively refer to as “Agribusiness”).

The following are revenues, gross profit and operating income for our operating segments for the periods indicated (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007

Revenues:
Ethanol	$35,830	$-	$69,142	$-
Agribusiness	41,721	-	46,253	-
	$77,551	$-	$115,395	$-

Gross profit:
Ethanol	$10,741	$-	$26,229	$-
Agribusiness	4,724	-	4,980	-
	$15,465	$-	$31,209	$-

Operating income (loss):
Ethanol	$6,713	$(3,547)	$19,276	$(4,401)
Agribusiness	2,332	-	2,588	-
	$9,045	$(3,547)	$21,864	$(4,401)

11.  INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Current:
Federal	$2,162	$238	$2,716	$(30)
State	739	70	923	21
Total current	2,901	308	3,639	(9)

Deferred:
Federal	246	(888)	1,435	(245)
State	57	(261)	197	(72)
Total deferred	303	(1,149)	1,632	(317)

Income tax provision (benefit)	$3,204	$(841)	$5,271	$(326)

Differences between the income tax provision (benefit) computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Tax expense (benefit) federal statutory rate of 34%	$2,662	$(1,539)	$6,742	$(1,100)
State tax expense (benefit), net of federal tax effect	526	(242)	1,331	(174)
Valuation allowance adjustment	-	940	(2,825)	940
Other	16	-	23	8
Income tax provision (benefit)	$3,204	$(841)	$5,271	$(326)

Deferred tax assets and liabilities are summarized as follows (in thousands):

	May 31, 2008	November 30, 2007
Deferred tax assets:
Current:
Inventory valuation	$131	$88
Unrealized loss on derivative financial instruments	241	-
Total current deferred tax assets	372	88

Non-current:
Net operating loss carryforwards	-	4,116
Equity for services	1,986	1,324
Tax credits	-	117
Other	-	30
Total non-current deferred tax assets	1,986	5,587

Total deferred tax assets	2,358	5,675
Less: valuation allowance	-	(2,825)
Net deferred tax assets	2,358	2,850

Deferred tax liabilities:
Current:
Unrealized gain on derivative financial instruments	-	187

Non-current:
Fixed assets	9,427	2,663
Other	10	-
Total non-current deferred tax liabilities	9,437	2,663

Net deferred tax liabilities	9,437	2,850

Deferred income taxes	$7,079	$-

During fiscal 2007, we had established a valuation allowance for deferred tax assets and liabilities as full realization of future income tax benefits was uncertain at that time. However, in fiscal 2008, due to the significant amount of book income generated in the first six months, we now believe it is more likely than not that the future benefit of these assets will be realized. The removal of the valuation allowance resulted in a benefit to earnings in the current six-month period of $2.8 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

12.  COMMITMENTS AND CONTINGENCIES

Superior Plant Construction

We entered into a design-build agreement, which was subsequently amended, with Agra Industries, Inc. (“Agra”) under which Agra would provide all work and services in connection with the engineering, design, procurement, construction startup, performance tests, training for the operation and maintenance of the Superior plant; and provide all materials, equipment, tools and labor necessary to complete the Superior plant. As amended, Agra is to be paid $81.4 million, subject to future adjustments, for services performed. We are required to make payments to Agra based upon semi-monthly progress billings. We paid $72.1 million since work began on the contract. As of May 31, 2008, we owed Agra $0.6 million for construction completed to-date, excluding retainage accruals of $5.5 million.

We have entered into agreements with various other contractors related to construction at the Superior site. The contracts, as amended, total approximately $10.8 million. As of May 31, 2008 we paid $9.9 million on these contracts and owed $45,000 to the contractors for construction completed to-date, including retainages.

Sales and Marketing

We have entered into exclusive agreements with RPMG for the sale of all ethanol produced at both the Shenandoah and Superior plants. The Shenandoah agreement is for one year and the Superior agreement is for two years, each commencing on the first day ethanol is shipped from the respective plants. At the end of the commitment term, if the agreements are not renewed, certain rail car leases entered into by RPMG will be assigned to us. On May 20, 2008, we provided notice to RPMG that we intend to terminate our ethanol marketing contract with respect to the Shenandoah plant, effective September 30, 2008. Accordingly, we will be required to assume the rail car lease related to the Shenandoah plant of approximately $100,000 per month for the remaining six-year lease term. We would be required to assume the rail car lease related to the Superior plant of approximately $105,000 per month for the remainder of an original ten-year lease term.

We have entered into exclusive agreements with CHS Inc. for the sale of wet, modified wet and dried distillers grains produced at both the Shenandoah and Superior plants. These agreements are for six months for the Shenandoah plant and two years at the Superior plant, commencing on the first day of production at each of the plants.

In March 2007, we executed a lease contract for 100 rail cars, used by CHS Inc. to ship dried distillers grains to its customers, for a ten-year period for $68,700 per month. We recently negotiated a month-to-month lease agreement for an additional 32 rail cars.

Inventories

As of May 31, 2008, we had contracted for inventory purchases, consisting primarily of corn, soybeans, fertilizer and fuel, valued at approximately $183.2 million.

Operating Leases

The Company currently leases or is committed to paying operating leases extending to 2019. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of approximately $529,000 and $34,000 during the first six months of fiscal 2008 and 2007, respectively. Aggregate minimum lease payments under these agreements in future fiscal years are as follows (in thousands):

Fiscal Year Ending November 30,		Amount
2008		$574
2009		1,108
2010		1,080
2011		1,080
2012		1,080
Thereafter		4,045
Total	$	$ 8,967

13.  SUBSEQUENT EVENTS

VBV LLC Merger

In May 2008, we entered into definitive merger agreements with VBV LLC (“VBV”) and its subsidiaries. The merger transaction is subject to various shareholder and equity holder approvals, and customary lender and regulatory consents. VBV holds majority interest in two companies that have ethanol plants under construction: Indiana Bio-Energy, LLC (“IBE”) of Bluffton, IN; and Ethanol Grain Processors, LLC, (“EGP”) of Obion, TN. Both plants are expected to be completed in the fall of 2008. Once operational, the plants are expected to each produce approximately 110 million of gallons of ethanol per year. We anticipate that the merger transaction will be completed in the 2008 calendar year. Upon closing, VBV, IBE and EGP will be merged into subsidiaries of the Company. Under the merger proposal, current equity holders of VBV, IBE and EGP will receive Company common stock and options totaling 11,139,000 shares. We have filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register the shares of our common stock that are to be issued in the merger transaction. Simultaneously with the closing of the merger, certain of VBV’s equity holders will invest $60 million in Company common stock at a price of $10 per share, or an additional 6 million shares. This additional investment is expected to be used for general corporate purposes and to finance future acquisitions. If approved, the merger transaction will be accounted for as a reverse merger, pursuant to which we will account for the merger under the purchase method of accounting for business combinations, with VBV being the acquiring company.

GPG Revolving Credit Note

In July 2008, Green Plains Grain Company LLC increased its revolving credit note with First National Bank of Omaha from $30.0 million to $35.0 million.

Sales and Marketing

We had previously entered into exclusive agreements with CHS Inc. for the sale of wet, modified wet and dried distillers grains produced at both the Shenandoah and Superior plants. The agreement with CHS Inc. related to the Shenandoah plant terminated on July 1, 2008. Sales of modified wet and dried distillers grains produced at the Shenandoah plant are now being handled by other parties.

14.  RELATED PARTY TRANSACTIONS

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

On April 3, 2008, GPG executed the GPG Equipment Financing Agreements. These agreements provide financing for designated vehicles, implements and machinery acquired as a result of the GLC merger. In addition, in April 2008 and in June 2008, GPG executed two separate operating leases for equipment with Axis Capital Inc. The President and Chief Executive Officer of AXIS Capital Inc., Gordon F. Glade, is a member of our Board of Directors.

Beginning in February 2008, the Company entered into fixed-price ethanol purchase and sales agreements with Center Oil Company. The sales agreements were executed to hedge prices for approximately 5.9 million gallons of our expected ethanol production from May 2008 to December 2008 for approximately $12.4 million. The Company has entered into offsetting purchase agreements with Center Oil Company totaling 2.1 million gallons, valued at approximately $5.1 million, rather than delivering the ethanol. The President and Chief Executive Officer of Center Oil Company is Gary R. Parker, a member of our Board of Directors.

We entered into fixed-price ethanol sales agreements with VBV subsequent to execution of the definitive merger agreement in May 2008. The sales agreements were executed for future deliveries of 1.5 million gallons from our Shenandoah plant’s production.

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

Overview

We were formed to construct and operate dry mill, fuel grade ethanol production facilities. To add shareholder value, we are seeking to expand our business operations beyond ethanol production to integrate strategic agribusiness and ethanol production services. Our goal is to become a vertically-integrated, low-cost producer of ethanol.

Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. The ethanol industry in the U.S. has grown significantly over the last few years as its use reduces harmful auto emissions, enhances octane ratings of the gasoline with which it is blended, offers consumers a cost-effective choice, and decreases the amount of crude oil the U.S. needs to import from foreign sources. Ethanol is most commonly marketed as an oxygenate additive blended with gasoline. Ethanol is also retailed as E10, the 10 percent blend of ethanol for use in all American automobiles. Increasingly, ethanol is also available as E85, a higher percentage ethanol blend for use in flexible fuel vehicles.

To execute our business plan, we have raised approximately $95.0 million in equity capital since our formation in 2004. In addition, we entered into loan arrangements whereby participating lenders agreed to lend us up to $97.0 million for construction costs and working capital to build and operate two ethanol production facilities. Construction of our first ethanol plant, located in Shenandoah, Iowa, began in April 2006, and operations commenced at the plant in August 2007. Construction began in August 2006 on a second plant, similar to the Shenandoah facility, located in Superior, Iowa. The Superior plant began start-up operations, which includes grinding corn and initiation of fermentation, in early July 2008. We may decide to expand production at our Shenandoah and/or Superior plants as these plants have been designed for ease of future expansion, build at other sites or acquire other companies involved in ethanol production.

Both of the above-mentioned ethanol production facilities have expected production capacity of 55 million gallons per year per plant. The Shenandoah plant was built by Fagen, Inc. (“Fagen”) and ICM, Inc. (“ICM”) was used as the process technology provider. The Superior plant was built by Agra Industries, Inc. (“Agra”) and Delta-T Corporation (“Delta-T”) was used as the process technology provider. At capacity, each plant is expected to, on an annual basis, consume approximately 20 million bushels of corn and produce approximately 55 million gallons of fuel-grade, undenatured ethanol, and approximately 175,000 tons of by-product known as distillers grains. We sell all of our ethanol and the majority of our distillers grains to third-party brokers pursuant to contracts with these brokers. These third-party brokers are responsible for subsequent sales, marketing, and shipping of the ethanol and distillers grains. We have contracted with Renewable Products Marketing Group, LLC, (“RPMG”), an independent broker, to sell the ethanol produced at the facilities. On May 20, 2008, we provided notice to RPMG that we intend to terminate our ethanol marketing contract with respect to the Shenandoah plant, effective September 30, 2008. We intend to self-market our ethanol produced at the Shenandoah plant thereafter. The majority of the distillers grains produced at the plants are marketed pursuant to a contract with CHS Inc., a Minnesota cooperative corporation. We intend to scrub and vent the carbon dioxide produced at the plants because we do not believe there is enough of a market for carbon dioxide to make it feasible to install the necessary capturing facilities.

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

The price of corn has been increasing dramatically since the end of fiscal 2007. The average Chicago Board of Trade (“CBOT”) near-month corn price during fiscal 2007 was $3.68 per bushel. Since the end of fiscal 2007, the CBOT near-month corn price has risen above $7.00 per bushel. We believe that the increase in corn prices is primarily due to export demand, speculation, ethanol demand and current production concerns. Higher corn prices will negatively affect our costs of production. However, we also believe that higher corn prices may, depending on the prices of alternative crops, encourage farmers to plant more acres of corn in the coming years and possibly divert land in the Conservation Reserve Program to corn production. We believe an increase in land devoted to corn production could reduce the price of corn to some extent in the future. However, forecasted acres devoted to corn production in the U.S. in 2008 currently are predicted to be approximately 10% lower than in 2007 because of weather and market conditions.

Historically, ethanol prices have tended to track the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time. For the past two years, the average U.S. ethanol price, based on the Opis Spot Ethanol Assessment, was $2.27 per gallon. For the same time period, the average U.S. gasoline price, based on New York Mercantile Exchange (“NYMEX”) reformulated blendstock for oxygen blending (“RBOB”) contracts, was $2.04 per gallon. During the first six months of fiscal 2008, the average U.S. ethanol price was $2.37 per gallon. For the same time period, U.S. gasoline prices have averaged $2.66 per gallon, or approximately $0.29 per gallon above ethanol prices. We believe this is due to constraints in the ethanol blending and distribution infrastructure that has resulted from significant increases in ethanol supply in recent years. We also believe additional ethanol supply expected to come on-line in the near future will further reduce wholesale ethanol prices compared to gasoline.

Federal policy has a significant impact on ethanol market demand. Ethanol blenders benefit from incentives that encourage usage. Additionally, the renewable fuels standard (“RFS”) mandates increased level of usage of both corn-based and cellulosic ethanol. The RFS policies are currently being challenged in a proceeding at the Environmental Protection Agency (“EPA”) by the State of Texas. The State of Texas is seeking a waiver of 50% of the RFS mandate because of the economic impact of high corn prices. The EPA is expected to issue a decision on July 24, 2008. An adverse ruling could have an adverse impact on short-term ethanol prices.

We expect federal policy changes to have a significant impact on ethanol market demand. Additionally, we expect a significant increase in supply because of the amount of ethanol production added during the past two years or to be added by plants currently under construction. This additional supply, coupled with significantly higher corn costs and relatively low ethanol prices, has resulted in reduced availability of capital for ethanol plant construction or expansion.

Companies involved in the production of ethanol are merging to increase efficiency and capture economies of scale. We have adopted a vertical-integration strategy and business model. In recent years, many ethanol companies have focused primarily on ethanol refining and production. The overall ethanol value chain, however, consists of multiple steps involving agribusinesses, such as grain elevators, agronomy services, distributors of distillers grains, and downstream operations such as ethanol marketers and fuel blenders. By concurrently engaging in multiple steps in the ethanol value chain, we believe we can increase efficiency and better manage commodity price and supply risks. Vertical integration has often been an effective strategy for reducing risk and increasing profits in other commodity-driven businesses. The September 2007 acquisition of Essex Elevator, Inc. and the April 2008 merger of Great Lakes Cooperative into our operations are significant steps toward vertical integration. We believe these additions complement our Shenandoah and Superior ethanol production operations. Also, these additions may allow us to realize economies of scale and benefit from diversification. With the acquisition of the Great Lakes Cooperative in April 2008, our chief operating decision makers began to review our operations within two separate operating segments. These segments are (1) ethanol production, distribution and marketing (which we collectively refer to as “Ethanol Operations”) and (2) grain warehousing and marketing, as well as supplier of seed, feed, fertilizer, chemicals and petroleum products (which we collectively refer to as “Agribusiness”).

Shenandoah Plant

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

Superior Plant

In the first quarter of fiscal 2008, we hired most of the employees needed to manage and operate the Superior plant, which is expected to be 39 people. We recently completed commissioning of equipment and testing process systems, as well as training staff involved in the direct operation of the plant. The Superior plant began start-up operations, which includes grinding corn and initiation of fermentation, in early July 2008.

The following table describes our projected cost of the Superior facility. However, the actual cost is subject to various contingencies, such as contractor change orders and the cost of debt financing. Therefore, the following figures are intended to be estimates only and the actual cost of the facilities may vary from the descriptions given below depending on these contingencies:

Estimated cost of facilities:
Plant construction	$81,361,000
Site costs	4,720,000
Railroad costs	6,342,000
Fire protection / water supply costs	3,517,000
Rolling stock costs	350,000
Capitalized interest	1,200,000
Total	$97,490,000

Amounts in the above table are only estimates. In addition, we estimate that pre-production period and working capital costs may approximate up to an additional $10 million. Actual expenditures could be higher or lower due to a variety of factors, including those described in Item 1A – Risk Factors of our annual report on Form 10-K for the fiscal year ended November 30, 2007. With the commencement of operations, cost figures should be finalized in the third quarter of fiscal 2008.

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

In August 2007, we entered into an Agreement and Plan of Merger with Great Lakes Cooperative (“GLC”). GLC is a full-service cooperative with approximately $146 million in fiscal 2007 revenues that specializes in grain, agronomy, feed and petroleum products in northwestern Iowa and southwestern Minnesota. GLC has locations in Everly, Greenville, Gruver, Langdon, Milford, Spencer and Superior, Iowa. GLC has grain storage capacity of approximately 14.7 million bushels, much of which will be used to support our Superior ethanol plant operations. We believe that incorporating GLC’s businesses into our operations increases efficiencies and reduces commodity price and supply risks. Under the plan of merger, all outstanding GLC common and preferred stock was exchanged for an aggregate of 550,352 shares of our common stock and approximately $12.5 million in cash. The merger transaction, which was approved by GLC voting members in February 2008, closed in early April 2008.

In May 2008, we entered into definitive merger agreements with VBV LLC (“VBV”) and its subsidiaries. The merger transaction, which is expected to accumulate strategic assets and join complementary operations, is subject to various shareholder and equity holder approvals, and customary lender and regulatory consents. VBV holds majority interest in two companies that have ethanol plants under construction: Indiana Bio-Energy, LLC (“IBE”) of Bluffton, IN; and Ethanol Grain Processors, LLC, (“EGP”) of Obion, TN. Both plants are expected to be completed in the fall of 2008. Once operational, the plants are expected to each produce approximately 110 million of gallons of ethanol per year. We anticipate that the merger transaction will be completed in the 2008 calendar year. Upon closing, VBV, IBE and EGP will be merged into subsidiaries of the Company. Under the merger proposal, current equity holders of VBV, IBE and EGP will receive Company common stock and options totaling 11,139,000 shares. We have filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register the shares of our common stock that are to be issued in the merger transaction. Simultaneously with the closing of the merger, certain of VBV’s equity holders will invest $60 million in Company common stock at a price of $10 per share, or an additional 6 million shares. This additional investment is expected to be used for general corporate purposes and to finance future acquisitions.

We are also exploring other possible opportunities, including opportunities of mergers and acquisitions involving other ethanol producers and developers, other renewable fuels-related technologies, and grain and fuel logistics facilities. We believe that our vertical-integration model offers strategic advantages over participants operating in only one facet of the industry, such as production, and we continue to seek opportunities to incorporate ethanol value chain firms into our operations. Given the current trend toward consolidation in the industry, we believe that we can become a consolidator of ethanol value chain assets.

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

We sell all of our ethanol and the majority of our distillers grains to third-party brokers, who are our customers for purposes of revenue recognition, pursuant to contracts with these brokers. These third-party brokers are responsible for subsequent sales, marketing, and shipping of the ethanol and distillers grains. Accordingly, once the ethanol or distillers grains are loaded into rail cars and bills of lading are generated, the criteria for revenue recognition are considered to be satisfied and sales are recorded.  As part of our contracts with these third-party brokers, shipping costs incurred by them reduce the sales price they pay us. Under our contract with CHS, Inc., certain shipping costs for dried distillers grains are incurred directly by us, which are reflected in cost of goods sold. For the small number of distillers grains products sold to local farmers, bills of lading are generated and signed by the driver for outgoing shipments, at which time sales are recorded.

Sales of agricultural commodities, fertilizers and other similar products are recognized when title to the product and risk of loss transfer to the customer, which is dependent on the agreed upon sales terms with the customer. These sales terms provide for passage of title either at the time shipment is made or at the time the commodity has been delivered to its destination and final weights, grades and settlement prices have been agreed upon with the customer. Shipping and handling costs are included as a component of cost of goods sold. Revenues from grain storage are recognized as services are rendered. Revenues related to grain merchandising are presented gross.

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

Derivative financial instruments

We follow Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in accounting for our risk management activities. Under SFAS No. 133 derivatives such as exchange-traded futures contracts are recognized on the balance sheet at fair value. Until operations commenced, all realized and unrealized gains and losses on derivative financial instruments were recorded in the statement of operations in other income. Upon the commencement of operations, all realized gains and losses on derivative financial instruments are considered a component of cost of goods sold. Unrealized gains and losses on derivative financial instruments found to be highly effective hedges for underlying commodity purchases and sales may be designated as cash flow hedges and recorded in other comprehensive income, net of tax. For ineffective hedges, unrealized gains and losses will be considered a component of cost of goods sold. Gains and losses on derivatives not recorded in other comprehensive income may have a material impact on operating results due to market volatility.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” This standard clarifies the recognition and measurement to be used to account for premium revenue and claim liabilities for financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect this statement to impact our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact that this statement will have on our consolidated financial statements.

Results of Operations

The financial operating results of GPG beginning April 3, 2008, have been included in the consolidated financial results of the Company for the three and six months ended May 31, 2008. With the acquisition of the Great Lakes Cooperative in April 2008, the Company’s chief operating decision makers began to review its operations within its two separate operating segments. These segments are (1) ethanol production, distribution and marketing (which we collectively refer to as “Ethanol Operations”) and (2) grain warehousing and marketing, as well as supplier of seed, feed, fertilizer, chemicals and petroleum products (which we collectively refer to as “Agribusiness”).

Unlike ethanol companies focusing only on ethanol production, with the addition of GPG’s grain storage and other agribusiness services, we have become more vertically-integrated ethanol value chain producer, reducing the risk associated with relying on a single-commodity revenue stream.

The following are revenues, gross profit and operating income for our operating segments for the periods indicated (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007

Revenues:
Ethanol	$35,830	$-	$69,142	$-
Agribusiness	41,721	-	46,253	-
	$77,551	$-	$115,395	$-

Gross profit:
Ethanol	$10,741	$-	$26,229	$-
Agribusiness	4,724	-	4,980	-
	$15,465	$-	$31,209	$-

Operating income (loss):
Ethanol	$6,713	$(3,547)	$19,276	$(4,401)
Agribusiness	2,332	-	2,588	-
	$9,045	$(3,547)	$21,864	$(4,401)

Ethanol

Total revenues within the Ethanol operating segment during the three and six months ended May 31, 2008 were $77.6 million and $115.4 million, respectively. We had no revenues from Ethanol operations during the comparable periods of fiscal 2007. We sold 27.3 million gallons of ethanol during the first six months of fiscal 2008 at an average net price of $2.13. In addition, during this six-month period, we recognized $10.8 million from sales of distillers grains.

Cost of goods sold within the Ethanol operating segment during the three and six months ended May 31, 2008 were $25.1 million and $42.9 million, respectively. We had no goods sold from Ethanol operations during the comparable periods of fiscal 2007. Cost of goods sold includes costs for direct labor, direct materials, certain plant overhead costs and net gains or losses on derivative financial instruments. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of our ethanol plants. Grain purchasing and receiving costs, other than labor costs for grain buyers and scale operators, are also included in cost of goods sold. Direct materials consist of the costs of corn feedstock, denaturant, and process chemicals. Corn feedstock costs include realized and unrealized gains and losses on related derivative financial instruments, inbound freight charges, inspection costs and internal transfer costs. Plant overhead costs primarily consist of plant utilities, sales commissions and outbound freight charges.

Our revenues and cost of goods sold may not be comparable to those of other ethanol production entities since some entities directly incur costs of distribution as part of their cost of goods sold while we sell our products at a price that is net of distribution costs and report net revenues received from our customers (third-party brokers).

Our average net corn cost during the second quarter of fiscal 2008 was $3.91 per bushel, which reflects realized and unrealized gains on derivative contracts of $0.50 and $0.43 per bushel, respectively. Excluding gains on derivative contracts, our average cost of corn during the second quarter of fiscal 2008 was $4.84 per bushel. Our average net corn cost during the first six months of fiscal 2008 was $3.20 per bushel, which reflects realized and unrealized gains on derivative contracts of $0.79 and $0.42 per bushel, respectively. Excluding gains on derivative contracts, our average cost of corn during the first six months of fiscal 2008 was $4.41 per bushel.

Operating expenses within the Ethanol operating segment were $4.0 million and $7.0 million during the second quarter and first six months of fiscal 2008, respectively, as compared to $3.5 million and $4.4 million during the second quarter and first six months of fiscal 2007, respectively. Our operating expenses are primarily general and administrative expenses for employee salaries, incentives and benefits; stock-based compensation expenses; office expenses; depreciation and amortization costs; board fees; and professional fees for accounting, legal, consulting, and investor relations activities. The comparative three-month decrease in operating expenses is due to stock-based compensation of $2.8 million that was recorded in the second quarter of fiscal 2007, compared to $0.4 million in stock-based compensation during the second quarter of fiscal 2008, offset partially by general increases in operating expenses resulting primarily from increased hiring within the past 12 months. The comparative six-month increase in operating expenses was largely due to increased employee salaries, incentives and benefits resulting from hiring of employees during fiscal 2007 that are operating the Shenandoah plant, along with hiring and training of personnel during the first six months of fiscal 2008 to operate the Superior plant. The Superior plant began start-up operations, which includes grinding corn and initiation of fermentation, in early July 2008.. In addition, because our ethanol plant in Shenandoah is now operating, depreciation and amortization costs increased by $0.9 million and $1.7 million during the second quarter and first six months of fiscal 2008, respectively, as compared to the same periods of fiscal 2007. Stock-based compensation amounts for the first six months of fiscal 2007 were $1.3 million higher than the same period of fiscal 2008, which is an offset to the operating cost increases previously discussed.

Agribusiness

Total revenues within the Agribusiness operating segment during the three and six months ended May 31, 2008 were $41.7 million and $46.2 million, respectively. We had no revenues from Agribusiness operations during the comparable periods of fiscal 2007. During the first six months of fiscal 2008, we recognized $29.1 million in revenues from grain sales, $16.2 million from sales of agricultural products, and $0.9 million in other revenues.

Cost of goods sold within the Agribusiness operating segment during the three and six months ended May 31, 2008 were $37.0 million and $ 41.3 million, respectively. We had no goods sold from Agribusiness operations during the comparable periods of fiscal 2007.

We use exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on our agribusiness grain inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices. Forward purchase contracts and forward sale contracts are valued at market prices where available or other market quotes, adjusted for differences, primarily transportation, between the exchange traded market and the local markets on which the terms of the contracts are based. Changes in the market value of inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts, are recognized in earnings as a component of cost of goods sold. These contracts are predominantly settled in cash. We are exposed to loss in the event of non-performance by the counter-party to forward purchase and forward sales contracts.

Operating expenses within the Agribusiness operating segment were $2.4 million during both the second quarter and first six months of fiscal 2008, respectively. We had no operating expenses from Agribusiness operations during the comparable periods of fiscal 2007. Our operating expenses are primarily general and administrative expenses for employee salaries, incentives and benefits; office expenses; depreciation and amortization costs; stock-based compensation expenses; and professional fees for accounting, legal, consulting, and marketing activities.

Other Items

Interest income, primarily on the funds raised in our various common stock offerings, was $0.1 million and $0.2 million during the second quarter and first six months of fiscal 2008, respectively, as compared to $0.4 million and $0.8 million during the second quarter and first six months of fiscal 2007, respectively. Interest income has declined as we have used the proceeds from our equity offerings to construct our ethanol plants

Interest expense, net of amounts capitalized, was $1.3 million and $2.2 million during the second quarter and first six months of fiscal 2008, respectively, with minimal net interest expense incurred during the same periods of fiscal 2007. Because of the availability of funds raised in our various common stock offerings, we did not need to borrow funds for construction of our ethanol plants or to fund working capital until late in the second quarter of fiscal 2007. Interest expense on GPG debt during the second quarter and first six months of fiscal 2008 was $0.3 million.

Net losses on derivative financial instruments for corn were $1.3 million and net gains on derivative financial instruments were $0.4 million during second quarter and first six months of fiscal 2007. In September 2007, we began reflecting gains and losses on derivatives associated with our operations in cost of goods sold. We utilize derivatives, such as futures and options, to manage price risks for corn expected to be consumed in operations at both the Shenandoah and Superior plants. We have also contracted for fixed-price, future physical delivery of corn with various parties. The recent dramatic rise in the price of corn has resulted in the profits on the derivatives. We intend to continue, and may expand, the use of various derivatives and forward contracts to manage price and supply risks for corn inputs at our plants.

We and our ethanol marketer have forward-sold quantities of ethanol expected to be produced at our plants during the next 12 months. We continually negotiate purchases of natural gas, denaturant, enzymes, and other needed chemicals to operate the plants, and anticipate that we will have sufficient quantities of these materials in place or under contract to meet the operational requirements at each of our plants.

Liquidity and Capital Resources

On May 31, 2008, we had $7.3 million in cash and equivalents and $8.9 million available under committed loan agreements (subject to satisfaction of specified lending conditions). In July 2008, GPG increased its revolving credit note by $5.0 million. We believe that we have secured sufficient funding to pay remaining amounts owed related to construction of our second ethanol plant and associated near-term working capital requirements. However, later this year, there may be a need for GPG to secure additional debt financing to fund harvest and/or other seasonal working capital needs. In the future, we may decide to improve or preserve our liquidity through the issuance of common stock in exchange for materials and services. We may also sell additional equity or borrow additional amounts to expand the Shenandoah and/or Superior plants; build additional or acquire existing ethanol plants; and/or build additional or acquire existing corn storage facilities. We can provide no assurance that we will be able to secure the funding necessary for these additional projects or for additional working capital needs at reasonable terms, if at all.

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

In May 2008, we entered into a definitive merger agreement with VBV and its subsidiaries. Under the merger proposal, current equity holders of VBV and its subsidiaries will receive Company common stock and options totaling 11,139,000 shares. Simultaneously with the closing of the merger, certain of VBV’s equity holders will invest $60 million in Company common stock at a price of $10 per share, or an additional 6 million shares. This additional investment is expected to be used for general corporate purposes and to finance future acquisitions.

Long-Term Debt

To facilitate the GPG merger and finance working capital requirements, the Company and GPG executed loan agreements with a group of lenders worth approximately $56.8 million. Additional debt financing may involve significant restrictive covenants and costs.

Following is a description of additional long-term debt obligations incurred by the Company during the first six months of fiscal 2008.

GPRE Shenandoah LLC

On March 31, 2008, we entered into an Asset Transfer Agreement, transferring all assets associated with the Shenandoah ethanol plant, including real estate, equipment, inventories and accounts receivable, to a wholly-owned subsidiary, GPRE Shenandoah LLC. Pursuant to the Asset Transfer Agreement, GPRE Shenandoah LLC also assumed all liabilities related to the plant and its operations. On March 31, 2008, GPRE Shenandoah LLC executed a Master Loan Agreement and corresponding security agreements (individually and collectively, the “2008 Shenandoah Loan Agreement”) with Farm Credit Services of America, FLCA (“FCSA”). GPRE Shenandoah LLC assumed the Master Loan Agreement, originally dated January 30, 2006, as subsequently supplemented and amended (individually and collectively, the “2006 Shenandoah Loan Agreement”), between the Company and FCSA. All terms of the 2006 Shenandoah Loan Agreement remain in effect except as specifically modified by the 2008 Shenandoah Loan Agreement. Under the 2006 Shenandoah Loan Agreement, the Company’s assets served as security. As modified in 2008 Shenandoah Loan Agreement, GPRE Shenandoah LLC’s assets are substituted as security. As a condition of the 2008 Shenandoah Loan Agreement, on March 31, 2008, we repaid $2.0 million in satisfaction of the free cash flow repayment requirement for fiscal 2008.

Green Plains Renewable Energy, Inc.

We entered into various fixed-priced corn purchase and sale contracts with GLC subsequent to the execution of the original merger agreement in August 2007. At March 31, 2008, we had open purchase contracts for 11.9 million bushels of corn from April 2008 through February 2009. The Company and GLC agreed to accelerate the sale of the corn and the related payment for 4.0 million bushels. The corn will be stored in GPG’s elevators until required for our ethanol operations. To finance the payment of this grain, we entered into a Business Loan Agreement, Commercial Pledge Agreement, and two Promissory Notes with Americana Community Bank (individually and collectively, the “Green Plains Loan Agreements”) totaling $16.0 million. GLC utilized the proceeds from the grain sales to repay amounts outstanding under its revolving credit agreement with CoBank, ACB.

The Green Plains Loan Agreements are secured by negotiable grain warehouse receipts issued to us on 4.0 million bushels of corn. Under the terms of the Green Plains Loan Agreements, we are required to maintain a minimum loan to value ratio and were required to purchase put options to minimize the underlying commodity price risk of the corn.

Pursuant to the terms of the Green Plains Loan Agreements, we are required to make monthly interest payments at a 10% per annum interest rate beginning on May 1, 2008. We are required to make principal payments of $2.0 million per week beginning July 8, 2008 until completely repaid. We expect to utilize the corn in our ethanol operations consistent with the loan maturity schedule.

Americana Community Bank received a loan origination fee of $450,000.

Green Plains Grain Company LLC

GPG entered into a credit agreement with the First National Bank of Omaha (“FNBO”). The FNBO credit agreement, and related loan agreements including the Revolving Credit Note, Term Note, Security Agreement,  Post-Closing Agreement, and mortgages (individually and collectively, the “GPG Loan Agreements”) involved total term and revolving credit commitments of $39.0 million.

The term loan proceeds, which totaled $9.0 million, were used to refinance existing debt as well as pay former GLC members a portion of the $12.5 million cash merger consideration. The revolving loan proceeds, which totaled $30.0 million, were used to repay amounts outstanding under GLC’s revolving credit agreement with CoBank, ACB and will be used for working capital purposes for GPG. The term loan expires on April 3, 2013, and the revolving loan expires on April 3, 2010. Payments of $225,000 under the term loan are due on the last business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term. The loans will bear interest at either the base rate (prime) minus 0.25% to plus 0.75% or short-term fixed rates at LIBOR (1, 2, 3 or 6 month) plus 1.75% to 2.75% (each depending on GPG’s Fixed Charge Ratio for the preceding four fiscal quarters). Under the GPG Loan Agreement, the Fixed Charge Ratio is defined as adjusted EBITDAR divided by Fixed Charges, which are the sum of GPG’s interest expense, current maturities under the term loan, rent expense and lease expenses. Adjusted EBITDAR is defined as net income plus interest expense, rent and lease expense, and noncash expenses (including depreciation and amortization expense, deferred income tax expense and unrealized gains and losses on futures contracts), less interest income and certain capital expenditures.

As security for the loans, the lender received a first-position lien on real estate, equipment, inventory and accounts receivable owned by GPG.

In accordance with the GPG Loan Agreements, GPG is required to adhere to certain financial covenants and restrictions, including the following:

•

GPG must maintain working capital of at least $7.0 million. The working capital requirement is increased to $9.0 million in fiscal 2009 and $11.0 million in fiscal 2010.

•

GPG must maintain tangible net worth of at least $10.0 million. The tangible net worth requirement is increased to $12.0 million in fiscal 2009 and $15.0 million in fiscal 2010.

•

GPG must maintain a Fixed Charge Ratio of 1.10x or more and a Senior Leverage Ratio that does not exceed 2.25x. Senior Leverage Ratio is debt, excluding amounts under the Revolving Credit Note, divided by EBITDAR as defined.

•

Capital expenditures for GPG are restricted to $2.5 million during fiscal 2008. That amount is reduced to $1 million for subsequent years; provided, however, that any unused portion from any fiscal year may be added to the limit for the next succeeding year.

Concurrently, the Company entered into a Post-Closing Agreement with FNBO. The Company agreed to invest up to $2.0 million in GPG if required for compliance with financial covenants and guaranty certain of GPG’s obligations.

In July 2008, GPG increased its revolving credit note with First National Bank of Omaha from $30.0 million to $35.0 million.

GPG Equipment Financing Agreements

On April 3, 2008, GPG executed two separate equipment financing agreements with AXIS Capital Inc. totaling $1.75 million (individually and collectively, the “GPG Equipment Financing Agreements”). These GPG Equipment Financing Agreements provide financing for designated vehicles, implements and machinery acquired as a result of the GLC merger. The Company agreed to guaranty the GPG Equipment Financing Agreements.  Pursuant to the terms of the agreements, GPG is required to make 48 monthly principal and interest payments totaling of $43,341 each. The first payments were made at the time of closing of the GLC merger.

Contractual Obligations

Our contractual obligations as of May 31, 2008 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$143,207	$32,036	$47,376	$27,554	$36,241
Interest and fees on debt obligations (2)	27,970	7,200	9,812	5,882	5,076
Operating lease obligations (3)	8,967	1,131	2,165	2,084	3,587
Purchase obligations (4)	218,341	191,786	9,707	5,184	11,664
Totals	$398,485	$232,153	$69,060	$40,704	$56,568

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

(4)   Includes construction agreements and purchase orders with Agra and various other contractors for construction of the Superior plant. Also includes estimated minimum contractual obligations for RPMG and forward corn purchase contracts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically we have $143.3 million outstanding in long-term debt as of May 31, 2008, $124.4 million of which is variable-rate in nature. Interest rates on the majority of our outstanding long-term debt first are determined according to our then-current fixed charge or debt to total asset ratios, and then upon the market interest rate of either the prime rate or LIBOR, as applicable. A 1% change in interest rates would affect our interest cost on such debt by approximately $1.2 million per year in the aggregate. The specifics of each note are discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Commodity Price Risk

We produce ethanol and distillers grains from corn and our business is sensitive to changes in the prices of each of these commodities. Our Agribusiness segment purchases, stores and resells grains, primarily corn and soybeans. The price of corn and soybeans are subject to fluctuations due to unpredictable factors such as weather; corn planted and harvested acreage; changes in national and global supply and demand; and government programs and policies. We use natural gas in the ethanol production process and, as a result, our business is also sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, or other natural events like hurricanes in the spring, summer and fall. Other natural gas price factors include North American exploration and production, and the amount of natural gas in underground storage during both the injection and withdrawal seasons. Ethanol prices are sensitive to world crude-oil supply and demand; crude-oil refining capacity and utilization; government regulation; and consumer demand for alternative fuels. Distillers grains prices are sensitive to various demand factors such as numbers of livestock on feed, prices for feed alternatives, and supply factors, primarily production by ethanol plants and other sources.

We attempt to reduce the market risk associated with fluctuations in the price of corn, soybeans and natural gas by employing a variety of risk management and hedging strategies. Strategies include the use of derivative financial instruments such as futures and options executed on the CBOT and/or the NYMEX, as well as the daily management of our physical corn and natural gas procurement relative to plant requirements for each commodity. The management of our physical corn and soybean positions may incorporate the use of forward fixed-price contracts and basis contracts. Additionally, some of our corn market risk has been mitigated by the ownership of additional storage facilities resulting from the Essex Elevator and GLC acquisitions.

Ethanol Segment

A sensitivity analysis has been prepared to estimate the Ethanol segment’s exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in pre-tax income resulting from hypothetical 10% adverse changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period. This analysis excludes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis as of May 31, 2008, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume for the Next 12 Months	Unit of Measure	Approximate Adverse Change to Income
Ethanol	101,794	Gallons	$ 24,666
Corn	36,355	Bushels	$ 22,710
Distillers grains	315	Tons *	$ 4,740
Natural Gas	3,461	MMBTU	$ 4,095

* Distillers grains quantities are stated on an equivalent dried-ton basis.

At May 31, 2008, approximately 85% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. This included inventory on hand and fixed-price future-delivery contracts for approximately 25.2 million bushels. As a result of these positions, the effect of a 10% adverse move in the price of corn shown above would be reduced by approximately $19,237,000.

At May 31, 2008, approximately 7% of our forecasted ethanol production during the next 12 months has been sold under fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of ethanol shown above would be reduced by approximately $1,710,000.

At May 31, 2008, approximately 10% of our forecasted distillers grain production for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of distillers grains shown above would be reduced by approximately $477,000.

At May 31, 2008, approximately 32% of our forecasted natural gas requirements for the next 12 months have been purchased under fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of natural gas shown above would be reduced by approximately $1,291,000.

Agribusiness Segment

Our Agribusiness segment purchases corn and soybeans from local producers. The majority of these commodities are purchased during the fall harvest. We dry and store the grain to sell in future periods. Prices of these commodities are subject to fluctuations due to unpredictable factors such as weather; corn and soybeans planted and harvested acreage; changes in national and global supply and demand; and government programs and policies.

We attempt to reduce the market risk associated with the fluctuations in the price of corn and soybeans by employing a variety of risk management and hedging strategies. We purchase corn and soybean futures on the CBOT to hedge the futures price of these commodities; however, this does not mitigate the risk of basis change (i.e. the difference between the CBOT price and the actual cash price that is paid at one of our locations). To reduce basis risk, we lock in the selling price of a portion of the commodities by forward contracting to the ultimate user.

A sensitivity analysis has been prepared to estimate the Agribusiness segment’s exposure to market risk of its commodity position (exclusive of basis risk). The segment’s daily net commodity position consists of inventories, related purchase and sale contracts and exchange-traded contracts. The fair value of the position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices.  Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices.  The results of this analysis as of May 31, 2008, which may differ from actual results, are as follows (in thousands):

Fair Value	$ 16,966
Market risk	$ 1,697

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

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2008, management took corrective action surrounding enforcement of procedures related to month-end cutoffs of revenues for both its ethanol and distillers grains, which was identified as a material weakness as of November 30, 2007. Additional substantive review was performed by management to provide assurance over proper revenue recognition during the first quarter of fiscal 2008. During the second fiscal quarter ended May 31, 2008, management tested the Company’s controls over revenue recognition cutoffs and determined that these controls were functioning properly. Management will continue to closely monitor the Company’s revenue recognition procedures. Other than controls that are being enhanced or developed related to our new Agribusiness segment, resulting from the April 2008 acquisition of Great Lakes Cooperative, there were no other changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, as a result of our entry into the merger agreements with VBV, IBE and EGP (the “Mergers”), we are subject to a number of additional risks associated with the transactions contemplated by the Mergers , as described below.

General Risks Associated with the Mergers and the Integration of VBV, IBE and EGP into the Company’s Operations

Failure to complete the Mergers could negatively impact the Company’s stock price and the future business and financial results of the Company.

Completion of the Mergers is conditioned upon, among other things, receiving the necessary shareholder and member approvals and clearance under the HSR Act. In addition, the Merger Agreements contain other customary closing conditions. The Merger Agreements also contain certain termination rights held by the Company and VBV. If for any reason the Company is unable to complete the Mergers, the Company would be subject to a number of risks, including the following:

•

the Company may be required, under certain circumstances, to pay VBV a termination fee of $6 million;

•

the Company would not realize the benefits of the proposed Mergers, including any synergies from combining the companies;

•

the Company will incur and will remain liable for significant transaction costs, including legal, accounting, financial advisory, filing, printing and other costs relating to the Mergers, whether or not they are completed;

•

the diversion of the management team’s time and attention away from day-to-day operations could have an adverse effect on the financial condition and operating results of the Company;

•

the Company could lose otherwise attractive business opportunities due to restrictions contained in the Merger Agreements;

•

the business of the Company may be harmed to the extent that customers, suppliers and others believe that the companies cannot effectively compete in the marketplace without the Mergers, or otherwise remain uncertain about the companies;

•

the Company would continue to be exposed to general competitive pressures and risks which pressures and risks may be increased if the Mergers are not completed; and

•

the trading price of GPRE common stock may decline to the extent that the current market prices reflect a market assumption that the Mergers will be completed.

The occurrence of any of these events, individually or in combination, could have a material adverse effect on the business, financial condition and results of operations of the Company or the trading price of Company common stock.

The Mergers may be difficult to integrate, divert the attention of key personnel, disrupt the companies’ businesses, and adversely affect the companies’ financial results.

The failure of the combined company to meet the challenges involved in integrating the operations of the Company, VBV and IBE and EGP (the “VBV Subsidiaries”) successfully or otherwise to realize any of the anticipated benefits of the Mergers could seriously harm the results of operations of the combined company. Realizing the benefits of the Mergers will depend in part on the integration of operations and personnel. The integration of companies is a complex and time-consuming process that, without proper planning and implementation, could significantly disrupt the businesses of the Company, VBV and the VBV Subsidiaries. The challenges involved in integration include the following:

•

difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and personnel of VBV and the VBV Subsidiaries and realizing the anticipated synergies of the combined businesses;

•

risks relating to developing the infrastructure needed to integrate VBV’s and the VBV Subsidiaries’ operations;

•

diversion of financial and management resources from existing operations;

•

the merger consideration paid by the Company or other resources that the Company devotes may exceed the value the Company realizes, or the value the Company could have realized if it had allocated the merger consideration or other resources to another opportunity;

•

potential loss of key employees, customers and strategic alliances from either the Company’s current business or the businesses of VBV or either VBV Subsidiary;

•

risks relating to unknown environmental hazards on the VBV Subsidiaries’ properties;

•

assumption of unanticipated problems or latent liabilities associated with VBV or the VBV Subsidiaries; and

•

inability to generate sufficient revenues to offset acquisition costs and development costs.

The combined company may not successfully integrate the operations of the Company, VBV and the VBV Subsidiaries in a timely manner, or at all, and the combined company may not realize the anticipated benefits or synergies of the Mergers to the extent, or in the timeframe, anticipated. The anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a successful integration. In addition to the integration risks discussed above, the combined company’s ability to realize these benefits and synergies could be adversely impacted by practical constraints on its ability to combine operations.

Mergers also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments, periodic amortization, or both that could harm the combined company’s financial results. As a result, if the Company fails to properly evaluate the Mergers, it may not achieve the anticipated benefits of the Mergers, and the Company may incur costs in excess of what it anticipates. The failure to successfully evaluate and execute the Mergers, or otherwise adequately address these risks, could materially harm the Company’s business and financial results.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of the Company’s common stock following the Mergers.

In accordance with GAAP, the combined company will account for the Mergers using the purchase method of accounting, which will result in charges to the Company’s earnings that could adversely affect the market value of the Company’s common stock following completion of the Mergers. For accounting purposes, VBV will be the acquiring company and the Company will be the acquired company. Under the purchase method of accounting, the combined company will allocate the total purchase price to the net tangible assets of the Company, amortizable intangible assets and intangible assets with indefinite lives based on their fair values as of the date of completion of the Mergers, and record the excess of the purchase price over the fair values of the identified tangible and intangible assets as goodwill. The combined company may incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the Mergers. In addition, to the extent the value of goodwill or intangible assets, if any, become impaired, the combined company may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on the combined company’s results of operations and adversely affect the market value of the Company’s common stock.

The VBV Merger Agreement limits the ability of the Company and VBV to pursue alternatives to the VBV Merger, and in certain instances requires payment of a termination fee, which could deter a third party from proposing an alternative transaction to the VBV Merger.

The Agreement and Plan of Merger among the Company, VBV and Green Plains Merger Sub, Inc. (the “VBV Merger Agreement”) contains terms and conditions that make it more difficult for each of VBV and the Company to enter into an alternative transaction to the merger with VBV (the “VBV Merger”). These “no shop” provisions impose restrictions on VBV and the Company that, subject to certain exceptions, limit VBV’s and the Company’s ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of VBV or the Company, as applicable. Moreover, under specified circumstances, VBV could be required to pay the Company a termination fee of $6 million, or the Company could be required to pay VBV a termination fee of $6 million, in connection with the termination of the VBV Merger Agreement. These respective termination fees could deter a third party from proposing an alternative to the VBV Merger.

Sales of a substantial number of shares of the Company’s common stock after completion of the Mergers could cause the price of the Company’s common stock to decline.

There will be 3,373,103 shares of the Company’s common stock issued in the Mergers which will be freely transferable and may be resold without restriction on the Nasdaq Capital Market immediately after the closing, and 7,498,369 shares of the Company’s common stock to be issued to certain “affiliates” in the Mergers may be resold on the Nasdaq Capital Market (or such other market as the Company’s common stock may be listed on), subject to compliance with Rule 144. In addition, the Company has granted parties to the Shareholders’ Agreement, to be entered into in connection with the Mergers, certain rights to demand registration of their shares for public resale, beginning 18 months after the closing of the Mergers.

Sales of a substantial number of these shares in the public market, or the perception that these sales could occur, could cause the market price of the Company’s common stock to decline and could impair the ability of the Company shareholders to sell their shares of common stock in the amounts and at such times and prices as they may desire. In addition, the sale of these shares could impair the Company’s ability to raise capital through the sale of additional equity securities.

VBV’s and the VBV Subsidiaries’ business success is dependent on unproven management and the ability to attract and retain key personnel.

Currently, VBV and the VBV Subsidiaries are recruiting additional personnel for their ethanol plants. There is no assurance that they will be successful in attracting or retaining such individuals because of a limited number of individuals with expertise in the area and a competitive market with many new plants being constructed. Furthermore, they may have difficulty in attracting other competent personnel to relocate to Bluffton, IN or Obion, TN in the event that such personnel are not available locally. Failure to attract and retain such individuals would likely have a material adverse effect on the combined entities’ operations, cash flows and financial performance.

VBV’s directors, managers, governors and officers have limited experience in managing an ethanol plant, which increases the risk that they will be unable to manage development and operate successfully. VBV board members have other business commitments that will continue to require most of their time and attention. Although VBV and the VBV Subsidiaries expect to hire personnel and enter into agreements with contractors and consultants to assist them in constructing the plants and with respect to all aspects of their operations, there is no assurance that they will be able to hire employees or sign satisfactory agreements. If VBV’s or either VBV Subsidiary’s board members and officers are unable or find it difficult to manage their development and operations successfully, their ability to succeed as a business will be adversely affected.

The companies have a history of operating losses and may never achieve profitable operations.

The Company, VBV, IBE and EGP each had significant accumulated deficits at the end of their most recent fiscal year, which was November 30, 2007 for the Company and March 31, 2008 for VBV, IBE and EGP. VBV, IBE and EGP expect to continue to incur significant losses until they complete construction and commence operations at their ethanol plants. Even if IBE and EGP successfully meet all of their objectives and begin operations at their ethanol plants, no assurance can be given that the combined companies will be able to operate profitably.

The VBV Subsidiaries’ businesses will not be diversified because they will be primarily dependent upon one product.  As a consequence, they may not be able to adapt to changing market conditions or endure any decline in the ethanol industry.

The VBV Subsidiaries expect their respective businesses to consist of constructing and operating their plants that will produce and sell ethanol and distillers grains. The VBV Subsidiaries do not have any other lines of business or other sources of revenue to rely upon if they are unable to produce and sell ethanol and distillers grains, or if the markets for those products decline. The IBE and EGP plants will not have the ability to produce any other marketable products. The VBV Subsidiaries’ lack of diversification means that they may not be able to adapt to changing market conditions or to handle any significant decline in the ethanol industry, which may have an adverse effect on their operations, cash flows and financial performance.

The Company is subject to financial reporting and other requirements, for which its accounting, internal audit and other management systems and resources may not be adequately prepared. The Company experienced a material weakness in its internal controls as of the end of fiscal year 2007.

The Company is subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires annual management assessment of the effectiveness of a company’s internal controls over financial reporting and a report by its independent registered public accounting firm addressing the effectiveness of the Company’s internal controls over financial reporting. These reporting and other obligations place significant demands on the Company’s management, administrative, operational, internal audit and accounting resources. If the Company is unable to meet these demands in a timely and effective fashion, its ability to comply with its financial reporting requirements and other rules that apply to it could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on the Company’s business, results of operations and financial condition.

In connection with the audit of the Company’s consolidated financial statements for the year ended November 30, 2007, the Company identified a material weakness in its internal controls over financial reporting relating to month-end cutoffs of ethanol and distillers grains sales. A “material weakness” is a deficiency, or a combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected. The Company believes that it has remediated this weakness, although the Company’s independent auditors have not verified the remedial measures. The Company cannot assure investors that it will have no future deficiencies or weaknesses in its internal controls over financial reporting.

Any failure to remediate any material weaknesses that the Company may identify or to implement new or improved controls, or difficulties encountered in their implementation, could cause the Company to fail to meet its reporting obligations. Inferior internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the Company’s common stock.

The Company’s common stock is subordinate to its debts, and will be subordinate to VBV’s and the VBV Subsidiaries’ debts post-Merger, and other liabilities, resulting in a risk of loss for investors.

The Company’s common shares are unsecured equity interests and are subordinate in right of payment to all current and future debt as discussed elsewhere in this proxy statement/prospectus, and will be subordinate to the debts of VBV and the VBV Subsidiaries post-Merger. In the event of the Company’s insolvency, liquidation dissolution or other winding up of its affairs, all of the Company’s debts, including winding-up expenses, must be paid in full before any payment is made to the holders of Company common stock. In the event of the Company’s bankruptcy, liquidation, or reorganization, all the Company’s common stock will be paid ratably with all of the Company’s other equity holders, and there is no assurance that there would be any remaining funds after the payment of all of the Company’s debts for any distribution to shareholders.

Risks Related to Construction of the Bluffton Plant and the Obion Plant

IBE and EGP are each dependent on their respective design builders and technology providers for expertise in the commencement of operations at the Bluffton plant and the Obion plant, respectively, and any loss of these relationships, or failure to perform on their part, could hinder their ability to operate profitably and significantly decrease the value of an investment in the Company.

IBE and EGP are highly dependent upon Fagen and ICM, and their respective employees, who have experience in the construction, start-up and operation of ethanol plants, to design, build and start-up the Bluffton and Obion plants. Any loss of these relationships, particularly during the construction and start-up period for the Bluffton or Obion plants, may have a material adverse impact on the combined companies’ operations, cash flows and financial performance. There are general risks and potential delays associated with each project, including, but not limited to, fire, weather, permitting issues, and delays in the provision of materials or labor to the construction site. Although neither VBV Subsidiary is aware of any parts needed to construct their plants that may be backordered, certain parts for ethanol plants have become backordered from time to time and either VBV Subsidiary may not be able to get delivery of necessary parts in a timely manner. The VBV Subsidiaries each believe that their respective design and technology firms have entered into other contracts to build ethanol plants for other owners. There is a risk that such providers have taken on so much work that they might not be able to perform in a timely manner. Any significant delay in the planned completion date for any of these plants may have a material adverse effect on the combined companies’ operations, cash flows and financial performance.

Although ethanol development continues across the country, there has been a significant decline in the number of new projects over the last year. Consequently, the combined companies’ could be exposed to risk if market conditions place their design builders and technology providers under substantial economic pressure. If IBE’s or EGP’s respective design builders and technology providers were to face financial difficulties, due to market conditions or any other reason, the combined companies’ ability to perform will be impeded, and such circumstances might have a material adverse effect on the combined companies’ operations, cash flows and financial performance.

Delta-T and Fagen will continue to employ subcontractors for key parts of the plants.

The failure on the part of major subcontractors to perform in a satisfactory manner can present risk that any of the Bluffton or Obion plants will not be constructed as planned. Failure on the part of any of IBE’s or EGP’s respective design builders and technology providers to compensate subcontractors can also present risk of claims or liens on plant assets. These claims could result in a loss of the value of the Company’s common stock following the Mergers.

IBE or EGP may not be able to manage their respective start-up periods effectively.

IBE and EGP are each approaching construction completion, and the Company and the VBV Subsidiaries are also approaching operations start-up at their respective plants under construction. Although the Companies have limited financial resources, they will need to implement operational, financial and management systems for all three plants. The Company will need to train, motivate and manage its newly hired employees. IBE and EGP are planning to hire employees needed to operate their respective plants and will also need to train, motivate and manage those employees. Although the Company, IBE and EGP each believes that they can effectively manage the start-up and properly staff and train employees for its operations, there is no assurance that this will occur, and any failure by the Company, IBE or EGP in either of these areas could have a material adverse effect on its financial condition, cash flows, results of operations and its ability to execute its business plan.

The Company, IBE and EGP will depend on their respective technology providers for ongoing support services.

The Company and the VBV Subsidiaries are highly dependent upon their respective technology providers for ongoing support services at their plants. The Company’s process technology implemented at its plants is licensed, as will the technology utilized by the VBV Subsidiaries in their plants. If the plants are built but do not operate to the level anticipated in their business plans, the combined companies will need to rely on their respective technology providers to adequately address such deficiencies. There is no assurance that they will be able to address such deficiencies in an acceptable manner. Failure to do so could have a material adverse effect on the combined companies’ operations, cash flows and financial performance.

Construction delays could result in a delay in the VBV Subsidiaries’ commencement of operations and generation of revenue, if any, from IBE’s and EGP’s plants.

Both IBE’s and EGP’s plants are expected to begin operations in the fourth quarter of 2008. However, any of these dates could be later under the contract each has with their respective design builders. Construction projects often involve delays in obtaining permits, construction delays due to weather conditions, or other events that delay the construction schedule. In addition, changes in interest rates or the credit environment or changes in political administrations at the federal, state or local level that result in policy change towards ethanol or any of these projects, could cause construction and operation delays. If it takes longer to obtain necessary permits or construct the plants than the VBV Subsidiaries anticipate, it would delay each company’s ability to generate revenues at that location and make it difficult for it to meet its debt service obligations. This could reduce the value of Company common stock and could negatively affect its ability to execute its plan of operation.

If there are defects in the Superior, Bluffton or Obion plants’ construction, it may negatively affect the Company’s ability to operate those plants.

There is no assurance that defects in materials and/or workmanship in any of the Superior, Bluffton or Obion plants will not occur. Under the terms of the design-build contracts, the Company’s and VBV Subsidiaries’ builders have warranted that the material and equipment furnished to build the plants would be new, of good quality, and free from material defects in material or workmanship at the time of delivery. Though the design-build contracts require the Company’s and VBV Subsidiaries’ builders to correct all defects in material or workmanship for a period of one year after substantial completion of the plants, material defects in material or workmanship may still occur. Such defects could cause the Company to delay the commencement of operations of any such plant or, if such defects are discovered after operations have commenced, to halt or discontinue such plant’s operations. Any such event may have a material adverse effect on the Company’s operations, cash flows and financial performance.

Any material variations to the actual cost verses the Company’s or VBV Subsidiaries’ cost estimates relating to the construction and operation of their plants could materially and adversely affect the Company’s ability to operate the plants profitably.

Agra is constructing the Superior plant at an estimated total cost of approximately $97.5 million, based on the plans and specifications in the design-build contract with Agra, comprised of $81.4 million in plant construction costs and $16.1 million of other costs. Fagen is constructing the Bluffton and Obion plants for fixed prices. There is no assurance that there will not be design changes or cost overruns associated with the construction of any of the plants. Any significant increase in the estimated construction cost of the plants may have a material adverse effect on the Company’s operations, cash flows and financial performance.

Risks Related to Ethanol Production

The VBV Subsidiaries have entered into corn purchase agreements that limit their ability to purchase corn on the open market.

IBE has contracted with Cargill Incorporated, through its AgHorizons Business Unit (“Cargill”), for all of IBE’s corn supplies. IBE has agreed to pay Cargill for its cost of procuring the corn plus a per bushel origination fee. EGP has contracted with Obion Grain Co. (“Obion Grain”) as EGP’s exclusive supplier for corn obtained in Obion County, Tennessee and the seven contiguous counties in Tennessee and Kentucky. EGP has entered into an agreement with Central States Enterprises, Inc. for its remaining corn needs at a purchase price to be determined by EGP and Central States, with EGP paying Central States a per bushel commission for each bushel purchased by Central States and sold to EGP. Because of IBE’s corn purchase agreement with Cargill and EGP’s corn purchase agreements with Obion Grain and Central States, both IBE and EGP are unable to purchase all, or any in the case of IBE, of their corn supplies on the open market, which may place the VBV Subsidiaries at a greater risk to any price fluctuations that may arise and may have a material adverse effect on VBV’s and the VBV Subsidiaries’ operations, cash flows and financial performance.

The combined companies will not have marketing agreements with their owners to assure that the plants have a source for corn and to protect the combined companies from corn price fluctuations.

Many producers of ethanol have corn delivery programs that require their members or shareholders to deliver specified quantities of corn to the producer at established, formula or market prices. These agreements may protect producers from supply and price fluctuations. The combined companies will not have corn delivery agreements and will be required to acquire substantial quantities of corn in the marketplace based on the then-prevailing market price. If the supplies of corn available to the combined companies are not adequate, they may not be able to procure adequate supplies of corn at reasonable prices. This could result in a utilization of less than the full capacity of the plants, reduced revenues, higher operating costs, and reduced income or losses.

The operating costs of the combined companies could be higher than they expect, and this could reduce their income and any distributions they may make.

In addition to general economic conditions, market fluctuations and commodity prices, significant operating cost increases could adversely affect the combined companies due to numerous factors, many of which are beyond their control. These increases could arise from higher natural gas prices, because of rising energy prices in general or related labor and transportation costs; higher costs for electricity; higher transportation costs, because of greater demands on truck and rail transportation services; higher labor costs, particularly if there is any labor shortage; and other factors. Operating the plants will also subject the combined companies to ongoing compliance with applicable governmental regulations, including regulations regarding pollution control and occupational safety. The Companies may have difficulty complying with these regulations and compliance costs could increase significantly. Increases in operating costs would have a negative impact on the combined companies’ operating income, and could result in substantially decreased earnings or a loss from operations.

Risks Related to Conflicts of Interest

The companies have conflicts of interest with their design builders, technology providers, third-party marketers and other suppliers that could result in loss of capital and reduced financial performance.

The Company and the VBV Subsidiaries are and will continue to be advised by one or more employees or associates of their design builders and technology providers. The Company’s and the VBV Subsidiaries’ design builders and technology providers are expected to continue to be involved in substantially all material aspects of their respective plant construction and operations for some time. Some of the Company’s design builder and technology providers have an ownership interest in the Company. In addition, Fagen has an ownership interest in both IBE and EGP. Consequently, the terms and conditions of the Company’s, IBE’s and EGP’s agreements and understandings with them may not have been negotiated at arm’s length. Therefore, there is no assurance that the Company’s, IBE’s or EGP’s arrangements with such parties are as favorable to them as could have been if obtained from unaffiliated third parties. In addition, because of the extensive role that they are expected to have in the construction and operation of the plants, it may be difficult or impossible for the Company or either VBV Subsidiary to enforce claims that it may have against them, if a claim were to arise. If this were to occur, it may have a material adverse impact on the Companies’ operations, cash flows and financial performance.

The Company’s and the VBV Subsidiaries’ design builders and technology providers and their affiliates may also have conflicts of interest because employees or agents of the Company’s and the VBV Subsidiaries’ design builders and technology providers are involved as owners, creditors and in other capacities with other ethanol plants in the United States. The Company and the VBV Subsidiaries cannot require design builders and technology providers to devote their full time or attention to their activities.

Aventine, the ethanol marketer for all of the ethanol to be produced at the VBV Subsidiaries’ plants, has an ownership interest in IBE and has appointed a director to the IBE board of directors. Cargill will be the supplier of all the corn to be used at the IBE plant, and its affiliate, Cargill Biofuels Investments, LLC, also has an ownership interest in IBE. Jackson–Briner Joint Venture, LLC is providing certain construction related construction services to IBE and has an ownership interest in IBE. The Patterson Group, LLC, which provides EGP certain consulting services, is controlled by James K. Patterson, a director and unit holder of EGP. Obion Grain is EGP’s exclusive supplier of corn produced in the seven counties surrounding the EGP plant and has an ownership interest in EGP and will have a subordinate lien on EGP’s real property if EGP defaults under its corn purchase agreement with Obion Grain. In addition, Obion Grain is controlled by Dyersburg Elevator Company, James Baxter Sanders, Michael D. Miller and William H. Latimer, whom all have ownership interests in EGP, and the latter two of whom also serve as directors of the EGP board.

Though the combined companies will attempt to address actual or potential material conflicts of interest as they arise or become known, none of the companies have established any formal procedures to address or resolve conflicts of interest. There is no assurance that any conflict of interest will not have adverse consequences to the combined companies’ operations, cash flows and financial performance.

Risks Related to Regulation and Governmental Action

The Company’s and the VBV’s inability to obtain required regulatory permits and/or approvals will impede their ability and may prohibit completely their ability to successfully operate their plants.

The Company and VBV are subject to extensive air, water and other environmental regulation. The Company and the VBV Subsidiaries have had to obtain a number of environmental permits to construct and operate their plants. Ethanol production involves the emission of various airborne pollutants, including particulate (PM10), carbon dioxide (CO²), oxides of nitrogen (N0x) and volatile organic compounds. EGP and IBE each believe that it has obtained the permits necessary for the construction of their respective plants.  However, EGP and IBE still need to apply for and obtain certain other permits before they can commence operations at the Obion and Bluffton plants, respectively. EGP and IBE each anticipates that it will be able to obtain these permits before the times that they will be needed. However, if for any reason any of these permits are not granted, construction costs for the Bluffton and Obion plants may increase. In addition, the governing state agencies could impose conditions or other restrictions in the permits that are detrimental to the combined companies or which increase their costs above those assumed in any such project. Any such event could have a material adverse effect on the combined companies’ operations, cash flows and financial performance.

Recent legislation indicates increasing federal support for cellulosic ethanol as an alternative to corn-derived ethanol.

The Energy Independence and Security Act of 2007 contains numerous provisions in support of cellulosic ethanol. For example, it authorizes $500 million annually for fiscal years 2008 through 2015 in grants to support the production of biofuels that are not derived from corn. In addition, the amended Renewable Fuel Standard mandates an increasing level of production of biofuels which are not derived from corn. The profitability of ethanol production depends heavily on federal incentives. The loss or reduction of incentives from the federal government in favor of corn-based ethanol production may reduce the combined companies’ profitability.

The Renewable Fuel Standard mandates with respect to ethanol derived from grain could be reduced or waived entirely.

The governor of the state of Texas recently submitted a petition to the EPA requesting a waiver of 50 percent of the nationwide RFS mandate for the production of ethanol derived from grain, citing adverse economic impact due to higher corn prices in Texas. The administrator of the EPA can waive the RFS if the RFS would severely harm the economy or environment of a state, region or the United States or if there is an inadequate supply of renewable fuel. If the EPA grants this or any other waiver of the RFS with respect to ethanol derived from grain, it could adversely affect prices of ethanol and the Companies’ financial performance in the future.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on April 16, 2008, at which meeting certain members of our Board of Directors (the “Board”) were elected. Our Board is comprised of three groups. One group of directors is elected at each annual meeting of stockholders for a three-year term. Each year a different group of directors is elected on a rotating basis. Wayne B. Hoovestol, David A. Hart and Michael A. Warren were nominated by the Board for re-election to serve until the 2011 annual meeting or until their respective successors shall be elected and qualified. Following are the results of the voting:

Nominee	For	Withheld
Wayne B. Hoovestol	4,553,572	8,265
David A. Hart	4,547,842	13,995
Michael A. Warren	4,548,349	13,488

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1

Agreement and Plan of Merger dated May 7, 2008 among the Company, Green Plains Merger Sub, Inc. and VBV LLC (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report of Form 8-K, dated May 8, 2008)

2.2

Stock Purchase Agreement dated May 7, 2008 among the Company, Bioverda International Holdings Limited and Bioverda US Holdings LLC (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report of Form 8-K, dated May 8, 2008)

2.3

Agreement and Plan of Merger dated May 7, 2008 among the Company, IN Merger Sub, LLC and Indiana Bio-Energy, LLC (Incorporated by reference to Exhibit 99.3 of the Company’s Current Report of Form 8-K, dated May 8, 2008)

2.4

Agreement and Plan of Merger dated May 7, 2008 among the Company, TN Merger Sub, LLC and Ethanol Grain Processors, LLC (Incorporated by reference to Exhibit 99.4 of the Company’s Current Report of Form 8-K, dated May 8, 2008)

3(i).1

Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(i).1 of the Company’s Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)

3(ii).1	Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Registration Statement on Form S-1 filed December 16, 2004, File No. 333-121321)
4.1	Lock-Up and Voting Agreement between the Company and Certain VBV Affiliates (Incorporated by reference to Appendix E of the Company’s Registration Statement on Form S-4 filed June 24, 2008)
4.2	Lock-Up and Voting Agreement between the Company and Wilon Holdings S.A. (Incorporated by reference to Appendix E of the Company’s Registration Statement on Form S-4 filed June 24, 2008)
10.1

Credit Agreement dated April 3, 2008 between Green Plains Grain Company, LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated April 9, 2008)

Exhibit No.	Description
10.2

First Amendment to Credit Agreement dated July 2, 2008 between Green Plains Grain Company, LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated July 9, 2008)

10.3

Revolving Credit Note dated April 3, 2008 made by Green Plains Grain Company, LLC in favor of First National Bank of Omaha (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated April 9, 2008)

10.4

First Amendment to Revolving Credit Note dated July 2, 2008 made by Green Plains Grain Company, LLC in favor of First National Bank of Omaha (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated July 9, 2008)

10.5

Term Loan Note dated April 3, 2008 made by Green Plains Grain Company, LLC in favor of First National Bank of Omaha (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated April 9, 2008)

10.6

Security Agreement dated April 3, 2008 between Green Plains Grain Company, LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated April 9, 2008)

10.7

Post-Closing Agreement dated April 3, 2008 between Green Plains Grain Company, LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, dated April 9, 2008)

10.8

Business Loan Agreement dated April 3, 2008 between Green Plains Grain Company, LLC and Americana Community Bank (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, dated April 9, 2008)

10.9

Commercial Pledge Agreement dated April 3, 2008 between Green Plains Grain Company, LLC and Americana Community Bank (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, dated April 9, 2008)

10.10

Promissory Note dated April 3, 2008 made by Green Plains Grain Company, LLC in favor of Americana Community Bank (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, dated April 9, 2008)

10.11

Promissory Note dated April 3, 2008 made by Green Plains Grain Company, LLC in favor of Americana Community Bank (Incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, dated April 9, 2008)

10.12

AXIS Capital Inc. Equipment Financing Agreement dated April 3, 2008 made by Green Plains Grain Company, LLC (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, dated April 9, 2008)

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

Date: July 10, 2008	GREEN PLAINS RENEWABLE ENERGY, INC. (Registrant) By: /s/ Wayne B. Hoovestol Wayne B. Hoovestol Chief Executive Officer (Principal Executive Officer)
Date: July 10, 2008	By: /s/ Jerry L. Peters Jerry L. Peters Chief Financial Officer (Principal Financial Officer)