Form 10-Q
period 2008-08-31
GREEN PLAINS RENEWABLE ENERGY, INC.
filed 2008-10-10
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2008

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

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of October 3, 2008 was 7,822,028 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GREEN PLAINS RENEWABLE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	August 31,	November 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,693	$11,914
Accounts receivable, net of allowances of $106 and $0, respectively	15,011	3,063
Inventories	61,938	6,903
Derivative financial instruments	5,586	1,417
Prepaid expenses and other	4,257	1,882
Total current assets	90,485	25,179

Property and equipment, net	191,797	147,494
Deferred income taxes	1,434	143
Goodwill	3,819	-
Other assets	8,581	7,456
Total assets	$296,116	$180,272

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Checks issued in excess of bank balance	$1,712	$-
Accounts payable and accrued liabilities	25,917	14,847
Derivative financial instruments	3,010	116
Deferred income taxes	-	143
Current maturities of long-term debt	24,080	9,318
Total current liabilities	54,719	24,424

Deferred income taxes	9,674	-
Long-term debt	116,632	63,756
Other liabilities	1,244	-
Total liabilities	182,269	88,180

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 25,000,000 shares authorized, 7,821,528 and 7,244,784 shares issued and outstanding, respectively	8	7
Additional paid-in capital	106,844	98,753
Retained earnings (accumulated deficit)	7,009	(6,668)
Accumulated other comprehensive loss	(14)	-
Total stockholders' equity	113,847	92,092
Total liabilities and stockholders' equity	$296,116	$180,272

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

		Three Months Ended August 31,		Nine Months Ended August 31,
		2008	2007	2008	2007

Revenues
Ethanol	$	$ 40,018	$-	$96,050	$-
Grain		46,491	-	75,596	-
Seed, feed, fertilizer, chemicals and petroleum		11,633	-	27,858	-
Distillers grains		6,892	9	17,729	9
Other		910	-	1,833	-
Total revenues		105,944	9	219,066	9
Cost of goods sold		98,110	20	180,023	20
Gross profit		7,834	(11)	39,043	(11)
Operating expenses		7,673	1,751	17,018	6,151

Operating income (loss)		161	(1,762)	22,025	(6,162)

Other income (expense):
Interest income		25	194	220	1,002
Interest expense, net of amounts capitalized		(1,746)	(146)	(3,995)	(192)
Unrealized loss on inventory		-	(590)	-	(590)
Net gain (loss) on derivative financial instruments		-	(64)	-	340
Other, net		103	16	123	16
Total other income (expense)		(1,618)	(590)	(3,652)	576

Income (loss) before income taxes		(1,457)	(2,352)	18,373	(5,586)
Income tax provision (benefit)		(575)	32	4,696	(294)

Net income (loss)		$(882)	$(2,384)	$13,677	$(5,292)

Earnings per share:
Basic		$(0.11)	$(0.40)	$1.81	$(0.88)
Diluted		$(0.11)	$(0.40)	$1.81	$(0.88)

Weighted average shares outstanding:
Basic		7,821	6,029	7,561	6,012
Diluted		7,821	6,029	7,561	6,012

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Loss	Total Stockholders' Equity
	Shares	Amount
Balance, November 30, 2007	7,245	$7	$98,753	$(6,668)	$-	$92,092

Net income	-	-	-	13,677	-	13,677

Unrealized loss on derivatives	-	-	-	-	(14)	(14)

Comprehensive income						13,663

Stock-based compensation to directors and employees	27	-	601	-	-	601

Issuance of common stock as part of acquisition	550	1	7,490	-	-	7,491
Balance, August 31, 2008	7,822	$8	$106,844	$7,009	$(14)	$113,847

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended August 31,
	2008	2007
Cash flows from operating activities:
Net income	$13,677	$(5,292)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	4,351	39
Unrealized loss on inventory	-	590
Unrealized (gains) losses on derivative financial instruments	(1,708)	88
Stock-based compensation expense	601	3,389
Deferred income taxes (benefit)	2,495	39
Forgiveness of economic development grant	(100)	-
Changes in operating assets and liabilities:
Accounts receivable	(8,844)	-
Inventories	(12,406)	(3,988)
Derivative financial instruments	1,841	136
Prepaid expenses and other assets	6,231	(2,081)
Checks issued in excess of bank balance	(1,712)	-
Accounts payable and accrued liabilities	(1,648)	1,996
Other	(7)	-
Net cash provided (used) by operating activities	2,771	(5,084)

Cash flows from investing activities:
Purchases of property and equipment	(29,716)	(67,616)
Acquisition of business	(12,510)	-
Cash acquired in acquisition of business	4,894	-
Other	(72)	(49)
Net cash used by investing activities	(37,404)	(67,665)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	50,390	46,640
Payment of principal on long-term debt	(23,360)	(45)
Payment of loan fees and equity in creditors	(618)	(298)
Net cash provided by financing activities	26,412	46,297

Net change in cash and equivalents	(8,221)	(26,452)
Cash and cash equivalents, beginning of period	11,914	43,088
Cash and cash equivalents, end of period	$3,693	$16,636

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited and in thousands)

Continued from the previous page
	Nine Months Ended August 31,
	2008	2007
Supplemental disclosures of cash flow:
Cash paid for income taxes	$433	$495
Cash paid for interest	$4,841	$975

Noncash investing and financing activities:
Common stock issued for acquisition of subsidiary	$7,490	$-

Noncash additions to property and equipment:
Transfer of site development costs to land	$-	$387
Land option cost transferred to land	22	10
Common stock issued for purchase of land	-	10
Capitalized interest from amortization of debt issuance costs	39	29
Change in accrued construction liabilities	(2,170)	4,141
Change in construction retainage liabilities	(800)	(2,755)
Total noncash additions to property and equipment	$(2,909)	$1,822

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

Description of Business

References to “we,” “us,” “our” or the “Company” in these notes to the consolidated financial statements refer to Green Plains Renewable Energy, Inc. and its subsidiaries. We were formed to construct and operate dry mill, fuel grade ethanol production facilities. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. To add shareholder value, we are seeking to expand our business operations beyond ethanol production to integrate strategic agribusiness and ethanol distribution services (see Note 2 related to the April 2008 acquisition of Great Lakes Cooperative’s agribusiness assets and Note 13 related to the pending merger with VBV LLC).

Construction of our first ethanol plant, located in Shenandoah, Iowa, began in April 2006, and operations commenced at the plant in August 2007. Construction began in August 2006 on a second plant located in Superior, Iowa. The Superior plant began start-up operations, which includes grinding corn and initiation of fermentation, in early July 2008. Both of the above-mentioned ethanol production facilities have expected production capacity of 55 million gallons per year per plant. At capacity each plant is expected to, on an annual basis, consume approximately 20 million bushels of corn and produce approximately 55 million gallons of fuel-grade, undenatured ethanol, and approximately 175,000 tons of by-product known as distillers grains.

We sell ethanol and distillers grains in-house and via third-party brokers. Contractually, these third-party brokers are responsible for subsequent sales, marketing, and shipping of the ethanol and distillers grains. We have contracted with Renewable Products Marketing Group, LLC, (“RPMG”), an independent broker, to sell the ethanol produced at the facilities. In May 2008, we provided notice to RPMG that we intend to terminate our ethanol marketing contract with respect to the Shenandoah plant effective September 30, 2008, after which we will perform Shenandoah ethanol sales in-house.

Our Shenandoah ethanol plant produces modified wet and dried distillers grains, and our Superior ethanol plant produces wet and dried distillers grains. We had previously entered into exclusive marketing agreements with CHS Inc., a Minnesota cooperative corporation, for the sale of dried distillers grains produced at the Shenandoah and Superior plants. The agreement with CHS Inc. related to the Shenandoah plant terminated on July 1, 2008. The Shenandoah ethanol plant currently markets its modified wet and dried distillers grains in-house and via third-party brokers (other than CHS Inc.). The Superior ethanol plant currently markets wet distillers grains in-house. CHS Inc. continues to market dried distillers grains produced at the Superior ethanol plant.

Consolidated Financial Statements

The accompanying consolidated balance sheet as of November 30, 2007, which has been derived from our audited consolidated financial statements as filed in our annual report for the period ended November 30, 2007, and the unaudited interim consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules and regulations. Certain amounts previously reported have been reclassified to conform to the current period presentation. We moved from a development stage company to an operating entity during the quarter ended August 31, 2007. The consolidated financial statements at August 31, 2008, and for the three and nine months ended August 31, 2008 and 2007, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the consolidated financial position, results of operations and cash flows for the interim periods. The results of the interim periods are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Form 10-K as filed with the SEC and notes thereto and risk factors contained therein for the fiscal year ended November 30, 2007.

On April 3, 2008, we completed our merger with Great Lakes Cooperative (“Great Lakes”), which is discussed in further detail in Note 2. Upon closing the merger with Great Lakes, Green Plains Grain Company LLC (“GP Grain”), a wholly-owned subsidiary of the Company, assumed Great Lakes’ assets and liabilities, with the exception of certain investments in regional cooperatives that were excluded from the merger. Opening balances, and operating activities of GP Grain since closing, are included in the consolidated financial statements as of and for the three and nine months ended August 31, 2008.

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

Concentrations of Credit Risk

In the normal course of business, we are exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. Concentrations of credit risk exist related to our accounts receivable since we have generally sold nearly all of our ethanol and distillers grains to third-party brokers. We have increased in-house sales of ethanol and distillers grains, which results in credit risks from new large customers. We are also exposed to credit risk resulting from sales of grain to large commercial buyers, including other ethanol plants, which we continually monitor. Although payments are typically received within ten days from the date of sale for ethanol and distillers grains, we continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. Concentrations of credit risk with respect to inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs.

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

We sell ethanol and distillers grains in-house and via third-party brokers, who are our customers for purposes of revenue recognition. These third-party brokers are responsible for subsequent sales, marketing, and shipping of the ethanol and distillers grains. Accordingly, once the ethanol or distillers grains are loaded into rail cars and bills of lading are generated, the criteria for revenue recognition are considered to be satisfied and sales are recorded.  As part of our contracts with these third-party brokers, shipping costs incurred by them reduce the sales price they pay us. Under our contract with CHS, Inc., certain shipping costs for dried distillers grains are incurred directly by us, which are reflected in cost of goods sold.  For distillers grains sold to local farmers, bills of lading are generated and signed by the driver for outgoing shipments, at which time sales are recorded.

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

2.  ACQUISITION

On April 3, 2008, we completed our merger with Great Lakes, a full-service cooperative that specializes in grain, agronomy, feed and petroleum products in northwestern Iowa and southwestern Minnesota. Upon closing the merger with Great Lakes, Green Plains Grain Company LLC, a wholly-owned subsidiary of the Company, assumed Great Lakes’ assets and liabilities, with the exception of certain investments in regional cooperatives that were excluded from the merger. GP Grain has grain storage capacity of approximately 15.8 million bushels that will be used to support our grain merchandising activities, as well as our Superior ethanol plant operations. We believe that incorporating Great Lakes’ businesses into our operations increases efficiencies and reduces commodity price and supply risks. Pursuant to the merger agreement, all outstanding Great Lakes common and preferred stock was exchanged for an aggregate of 550,352 shares of our common stock and approximately $12.5 million in cash. The merger and the related working capital that may be associated with acquiring and storing significant quantities of corn required additional debt financing of approximately $56.8 million, including an operating line of credit.

The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets acquired. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition (in thousands):

Amount
Current assets
Cash and cash equivalents	$1,077
Accounts receivable	3,103
Inventories	42,628
Prepaid expenses and other	8,868
Derivative financial instruments	1,408
Total current assets	57,084

Property and equipment, net	21,221
Goodwill	3,819
Other assets (with weighted-average useful life of 2.2 years)	550
Total assets acquired	82,674

Current liabilities
Accounts payable and accrued liabilities	19,111
Deferred income taxes	297
Current maturities of long-term debt	1,280
Total current liabilities	20,688

Deferred income taxes	5,447
Long-term debt	39,427
Other liabilities	928
Total liabilities assumed	66,490

Total	$16,184

A reconciliation of consideration paid to the allocation of the purchase price to specific assets and liabilities is as follows (in thousands):

Amount
Cash used for acquisition	$12,510
Common stock issued for acquisition	7,490
20,000

Great Lakes assets and borrowings utilized to fund the merger, net of liabilities repaid of $50.0 million	(3,816)
Total	$16,184

The operating results of GP Grain beginning April 3, 2008, have been included in the consolidated financial results of the Company for the three and nine months ended August 31, 2008.

The following represents unaudited pro forma combined results of operations of the Company and Great Lakes as if the acquisition had occurred as of December 1, 2006 (in thousands, except per share amounts):

	Three Months Ended August 31,		Nine Months Ended August 31
	2008	2007	2008	2007
Unaudited pro forma information:
Revenues	$105,944	$34,698	$321,771	$106,523
Net income (loss)	(882)	(1,191)	12,724	(1,255)

Earnings per share:
Basic	(0.11)	(0.20)	1.68	(0.21)
Diluted	(0.11)	(0.20)	1.68	(0.21)

The pro forma information for the three-month period ended August 31, 2008 presents the results of operations for the Company for its third quarter ended August 31, 2008 as Great Lakes’ operations for a full three-month period are already included in those amounts. The pro forma information for the three-month period ended August 31, 2007 combines the results of operations for the Company for its third quarter ended August 31, 2007 and Great Lakes for its third quarter ended May 31, 2007, after giving effect to the pro forma adjustments. The pro forma information for the nine-month period ended August 31, 2008 combines the results of operations for the Company for its nine-month period ended August 31, 2008 and Great Lakes for the period from December 1, 2007 to April 3, 2008, after giving effect to the pro forma adjustments. The pro forma information for the nine-month period ended August 31, 2007 combines the results of operations for the Company for its nine-month period ended August 31, 2007 and Great Lakes for its nine-month period ended May 31, 2007, after giving effect to the pro forma adjustments.

The pro forma financial information includes historical Great Lakes revenues and expenses, with adjustments to the accounting base for interest expense, depreciation, amortization and income taxes. The pro forma financial information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or the results of operations of the Company that would have actually occurred had the transaction been in effect for the periods presented.

3.  INVENTORIES

The Company produces dry mill, fuel grade ethanol; operates a licensed public grain warehouse; and sells seed, feed, fertilizer, chemicals and petroleum products. The components of inventories are as follows (in thousands):

	August 31, 2008		November 30, 2007
Corn	$27,368	$	,905
Seed, feed, fertilizer, chemicals and petroleum	21,017		-
Grain, other than corn	6,689		1,675
Ethanol and distillers grains	3,973		1,098
Ethanol work-in-process	1,612		747
Ethanol plant chemicals and maintenance parts	1,279		478
	$61,938		$6,903

A substantial portion of the corn owned will be used in the production of ethanol. Seed, feed, fertilizer, chemicals and petroleum, as well as grain, other than corn, are held for sale. Distillers grains, a high-protein, high-energy animal feed supplement, is the principal by-product of the ethanol production process.

4.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	August 31, 2008	November 30, 2007
Construction-in-progress	$2,192	$72,301
Completed not-classified plant	95,695	-
Plant, buildings and improvements	82,116	67,120
Land and improvements	8,324	6,987
Machinery and equipment	5,252	-
Railroad track and equipment	1,396	1,353
Other	1,566	764
	196,541	148,525
Less: accumulated depreciation	(4,744)	(1,031)
Property and equipment, net	$191,797	$147,494

Plant and building costs are related to our Shenandoah ethanol production facilities, other related assets that were put into use during fiscal 2007, and GP Grain grain storage facilities. We began depreciating Shenandoah ethanol production facility assets (including the plant and administration building, railroad track and equipment, land improvements, certain computer and software, and certain other assets) at the beginning of the fourth quarter of fiscal 2007. The Superior plant began its ethanol-production operations in early July 2008. Accordingly, we started depreciating Superior ethanol production facility assets in July 2008, using estimates of expected lives of assets included in construction-in-progress. Completed not-classified plant costs will be allocated to their specific asset categories upon completion of a cost segregation study related to these assets during the remainder of fiscal 2008.

5.  OTHER ASSETS

The components of other assets are as follows (in thousands):

	August 31, 2008	November 30, 2007
Recoverable rail line costs	$3,500	$3,500
Third-party deposits securing utility services	2,464	2,418
Debt issuance costs, net	1,120	953
Covenant not to compete	408	500
Other	1,089	85
	$8,581	$7,456

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

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses are as follows (in thousands):

	August 31, 2008	November 30, 2007
Accounts payable	$18,201	$1,644
Accrued liabilities	3,240	6,895
Accrued construction retainage	4,476	6,308
	$25,917	$14,847

7.  LONG-TERM DEBT AND LINES OF CREDIT

The components of long-term debt are as follows (in thousands):

	August 31, 2008	November 30, 2007
Corporate:
Term loan	$8,000	$-
Shenandoah:
Term loan	25,600	30,000
Revolving term loan	17,000	17,000
Seasonal borrowing	4,300	2,809
Economic development loan	185	230
Economic development grant	-	100
Superior:
Term loan	38,625	21,987
Revolving term loan	7,803	-
GP Grain:
Term loan	8,775	-
Revolving term loan	27,892	-
Equipment financing loans	1,651	-
Essex:
Note payable	462	477
Covenant not to compete	419	471
Total debt	140,712	73,074
Less: current portion	(24,080)	(9,318)
Long-term debt	$116,632	$63,756

Scheduled long-term debt repayments are as follows (in thousands):

Fiscal Year Ending November 30,	Amount
2008	$10,941
2009	16,095
2010	39,730
2011	11,876
2012	11,509
Thereafter	50,561
Total	$140,712

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

The terms of the Economic Development Grant were met and the grant was forgiven during the third quarter of fiscal 2008.

On October 10, 2008, in conjunction with the anticipated merger with VBV LLC and its subsidiaries, the net worth covenant of the 2008 Shenandoah Loan Agreement, was amended to modify the definition of net worth as determined in accordance with GAAP to eliminate the net adjustment to the carrying value of assets and liabilities resulting from the merger with VBV LLC and its subsidiaries, if completed. GPRE Shenandoah agreed to pay its next two quarterly scheduled loan payments immediately upon closing the merger.

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

The Loan Amendments set forth a number of changes, including the following:

•

Superior Ethanol must maintain a net worth of not less than $58.1 million beginning May 31, 2008, increasing to at least $61.6 million effective November 30, 2008.

•

Superior Ethanol must provide evidence of $3.3 million in additional equity by no later than May 15, 2008, for an aggregate total equity investment of not less than $61.0 million.

•

The commitment of the Construction and Term Loan Supplement is extended through July 15, 2008, or such later date as authorized by the lender.

The Loan Amendments reflected changes in circumstances as a result of the anticipated completion of the Superior, Iowa ethanol production facility.

As of August 31, 2008, Superior Ethanol’s working capital was less than the balance required by the Superior Loan Agreement. As a result of conversion by the Company of intercompany payables to contributed capital and additional investment by the Company in this wholly-owned subsidiary in September 2008, the lenders provided a waiver of our required compliance with the working capital covenant as of that date. Since we were able to promptly become compliant with this working capital covenant, management does not view temporary non-compliance with this covenant to be a significant indicator of future liquidity concerns.

On October 10, 2008, in conjunction with the anticipated merger with VBV LLC and its subsidiaries, the net worth covenant of the Superior Loan Agreement, was amended to modify the definition of net worth as determined in accordance with GAAP to eliminate the net adjustment to the carrying value of assets and liabilities resulting from the merger with VBV LLC and its subsidiaries, if completed. Superior Ethanol agreed to pay its next two quarterly scheduled loan payments immediately upon closing the merger.

Green Plains Renewable Energy, Inc.

We entered into various fixed-priced corn purchase and sale contracts with Great Lakes subsequent to the execution of the original merger agreement in August 2007. At March 31, 2008, we had open purchase contracts for 11.9 million bushels of corn from April 2008 through February 2009. The Company and Great Lakes agreed to accelerate the sale of the corn and the related payment for 4.0 million bushels. Corn not already used is being stored in GP Grain’s elevators until required for our ethanol operations or sold to others. To finance the payment of this grain, we entered into a Business Loan Agreement, Commercial Pledge Agreement, and two Promissory Notes with Americana Community Bank (individually and collectively, the “Green Plains Loan Agreements”) totaling $16.0 million. Americana Community Bank received a loan origination fee of $450,000. Great Lakes utilized the proceeds from the grain sales to repay amounts outstanding under its revolving credit agreement with CoBank, ACB.

The Green Plains Loan Agreements are secured by negotiable grain warehouse receipts issued to us on 4.0 million bushels of corn. Under the terms of the Green Plains Loan Agreements, as amended, we are required to (1) maintain a minimum loan to value ratio and were required to purchase put options to minimize the underlying commodity price risk of the corn, (2) make monthly interest payments on unpaid principal balances at a 10% per annum interest rate, and (3) make principal payments of $1.0 million per week until completely repaid.

Green Plains Grain Company LLC

GP Grain entered into a credit agreement with the First National Bank of Omaha (“FNBO”). The FNBO credit agreement, and related loan agreements including the Revolving Credit Note, Term Note, Security Agreement,  Post-Closing Agreement, and mortgages (individually and collectively, the “GP Grain Loan Agreements”) involved total term and revolving credit commitments of $39.0 million.

The term loan proceeds, which totaled $9.0 million, were used to refinance existing debt as well as pay former Great Lakes members a portion of the $12.5 million cash merger consideration. The revolving loan proceeds, which totaled $30.0 million, were used to repay amounts outstanding under Great Lakes’ revolving credit agreement with CoBank, ACB and will be used for working capital purposes for GP Grain. The term loan expires on April 3, 2013, and the revolving loan expires on April 3, 2010. Payments of $225,000 under the term loan are due on the last business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term. The loans will bear interest at either the base rate (prime) minus 0.25% to plus 0.75% or short-term fixed rates at LIBOR (1, 2, 3 or 6 month) plus 1.75% to 2.75% (each depending on GP Grain’s Fixed Charge Ratio for the preceding four fiscal quarters). Under the GP Grain Loan Agreement, the Fixed Charge Ratio is defined as adjusted EBITDAR divided by Fixed Charges, which are the sum of GP Grain’s interest expense, current maturities under the term loan, rent expense and lease expenses. Adjusted EBITDAR is defined as net income plus interest expense, rent and lease expense, and noncash expenses (including depreciation and amortization expense, deferred income tax expense and unrealized gains and losses on futures contracts), less interest income and certain capital expenditures.

GP Grain increased the principal amount of the Revolving Credit Note from $30 million to $35 million from July 2, 2008 through March 31, 2009. Thereafter, the principal amount of the Revolving Credit Note with FNBO returns to the original sum of $30 million through the maturity date.

As security for the loans, the lender received a first-position lien on real estate, equipment, inventory and accounts receivable owned by GP Grain.

In accordance with the GP Grain Loan Agreements, GP Grain is required to adhere to certain financial covenants and restrictions, including the following:

•

GP Grain must maintain working capital of at least $7.0 million. The working capital requirement is increased to $9.0 million in fiscal 2009 and $11.0 million in fiscal 2010.

•

GP Grain must maintain tangible net worth of at least $10.0 million. The tangible net worth requirement is increased to $12.0 million in fiscal 2009 and $15.0 million in fiscal 2010.

•

GP Grain must maintain a Fixed Charge Ratio of 1.10x or more and a Senior Leverage Ratio that does not exceed 2.25x. Senior Leverage Ratio is debt, excluding amounts under the Revolving Credit Note, divided by EBITDAR as defined.

•

Capital expenditures for GP Grain are restricted to $2.5 million during fiscal 2008. That amount is reduced to $1 million for subsequent years; provided, however, that any unused portion from any fiscal year may be added to the limit for the next succeeding year.

Concurrently, the Company entered into a Post-Closing Agreement with FNBO. The Company agreed to invest up to $2.0 million in GP Grain if required for compliance with financial covenants and guaranty certain of GP Grain’s obligations.

As of August 31, 2008, GP Grain’s fixed charge ratio was less than the level required by the GP Grain Loan Agreements due to grain market volatility and higher than expected ongoing operating and capital costs. We notified the lender of this non-compliance in September 2008 and received a waiver of our required compliance with the fixed charge ratio as of that date. Although we do not anticipate such non-compliance to be an ongoing occurrence, we will closely monitor adherence to the required ratio and communicate with the bank future non-compliance, if any.

GP Grain Equipment Financing Agreements

On April 3, 2008, GP Grain executed two separate equipment financing agreements with AXIS Capital Inc. totaling $1.75 million (individually and collectively, the “GP Grain Equipment Financing Agreements”). These GP Grain Equipment Financing Agreements provide financing for designated vehicles, implements and machinery acquired as a result of the Great Lakes merger. The Company agreed to guaranty the GP Grain Equipment Financing Agreements.  Pursuant to the terms of the agreements, GP Grain is required to make 48 monthly principal and interest payments totaling of $43,341 each. The first payments were made at the time of closing of the Great Lakes merger.

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

For stock options granted during the first nine months of fiscal 2008, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123R, with the following weighted-average assumptions:

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

A summary of stock options as of August 31, 2008 and changes during the first nine months of fiscal 2008 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at November 30, 2007	448,000	$26.68
Granted	61,000	9.57
Exercised	-	-
Cancellations	-	-

Outstanding at August 31, 2008	509,000	$24.63	5.1	$-

Exercisable at August 31, 2008	402,833	$27.22	4.5	$-

All fully-vested stock options as of August 31, 2008 are exercisable and are included in the above table. Since weighted-average option prices exceeded the closing stock price at August 31, 2008, the aggregate intrinsic value was zero. Our stock option awards allow employees to exercise options through cash payment to us for the shares of common stock or through a simultaneous broker-assisted cashless exercise of a share option, through which the employee authorizes the exercise of an option and the immediate sale of the option shares in the open market. We use original issuances of common stock to satisfy our share-based payment obligations.

Compensation costs expensed for our share-based payment plans were $0.1 million and $0.6 million during the three and nine months ended August 31, 2008, respectively. Compensation costs expensed for our share-based payment plans were $0.5 million and $3.4 million during the three and nine months ended August 31, 2007, respectively. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements approximated $0.2 million and $1.4 million during the first nine months of fiscal 2008 and 2007, respectively. However, due to the uncertainty that the tax benefits would be realized, these potential benefits were not recognized in the first nine months of fiscal 2007.

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

Excluded from the computations of diluted EPS for the third quarter and first nine months of fiscal 2008 were warrants exercisable for 320,014 shares of our common stock at an exercise price of $60 per share and options to purchase approximately 403,000 shares of our common stock because their impact would be antidilutive based on market prices of our common stock during those periods. Excluded from the computations of diluted EPS for the third quarter and first nine months of fiscal 2007 were warrants exercisable for 793,221 shares of our common stock at an exercise price of $30 per share, warrants exercisable for 320,014 shares of our common stock at an exercise price of $60 per share, and options to purchase approximately 350,000 shares of our common stock because their impact would be antidilutive based on market prices of our common stock during those periods.

10.  SEGMENT INFORMATION

With the acquisition of Great Lakes in April 2008, the Company’s chief operating decision makers began to review its operations in two separate operating segments. These segments are (1) production, distribution and marketing of ethanol and related by-products (which we collectively refer to as “Ethanol”) and (2) grain warehousing and marketing, as well as sales and related services of seed, feed, fertilizer, chemicals and petroleum products (which we collectively refer to as “Agribusiness”).

The following are revenues, gross profit and operating income for our operating segments for the periods indicated (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007

Revenues:
Ethanol	$52,609	$9	$119,478	$9
Agribusiness	53,335	-	99,588	-
	$105,944	$9	$219,066	$9

Gross profit:
Ethanol	$4,983	$(11)	$31,212	$(11)
Agribusiness	2,851	-	7,831	-
	$7,834	$(11)	$39,043	$(11)

Operating income (loss):
Ethanol	$1,280	$(1,762)	$20,556	$(6,162)
Agribusiness	(1,119)	-	1,469	-
	$161	$(1,762)	$22,025	$(6,162)

11.  INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Current:
Federal	$(1,293)	$24	$1,422	$(257)
State	(441)	8	482	(76)
Total current	(1,735)	32	1,904	(333)

Deferred:
Federal	652	-	2,087	30
State	508	-	705	9
Total deferred	1,160	-	2,792	39

Income tax provision (benefit)	$(575)	$32	$4,696	$(294)

Differences between the income tax provision (benefit) computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Tax expense (benefit) federal statutory rate of 34%	$(495)	$(800)	$6,247	$(1,899)
State tax expense (benefit), net of federal tax effect	(98)	(179)	1,233	(354)
Valuation allowance adjustment	17	1,118	(2,808)	2,058
Other	1	(107)	24	(99)
Income tax provision (benefit)	$(575)	$32	$4,696	$(294)

Deferred tax assets and liabilities are summarized as follows (in thousands):

	August 31, 2008	November 30, 2007
Deferred tax assets:
Current:
Inventory valuation	$153	$88
Unrealized loss on derivative financial instruments	1,281	-
Total current deferred tax assets	1,434	88

Non-current:
Net operating loss carryforwards	200	4,116
Stock-based compensation	2,317	1,324
Tax credits	1,785	117
Other	34	30
Total non-current deferred tax assets	4,336	5,587

Total deferred tax assets	5,770	5,675
Less: valuation allowance	-	(2,825)
Net deferred tax assets	5,770	2,850

Deferred tax liabilities:
Current:
Unrealized gain on derivative financial instruments	-	187

Non-current:
Fixed assets	13,997	2,663
Other	13	-
Total non-current deferred tax liabilities	14,010	2,663

Net deferred tax liabilities	14,010	2,850

Deferred income taxes	$(8,240)	$-

During fiscal 2007, we had established a valuation allowance for deferred tax assets and liabilities as full realization of future income tax benefits was uncertain at that time. However, in fiscal 2008, due to the significant amount of book income generated in the first nine months, we now believe it is more likely than not that the future benefit of these assets will be realized. The removal of the valuation allowance resulted in a benefit to earnings in the current nine-month period of $2.8 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

12.  COMMITMENTS AND CONTINGENCIES

Inventories

As of August 31, 2008, we had contracted for inventory purchases, consisting primarily of corn, soybeans, fertilizer and fuel, valued at approximately $193.8 million.

Sales and Marketing

We have entered into exclusive agreements with RPMG for the sale of all ethanol produced at both the Shenandoah and Superior plants. The Shenandoah agreement is for one year and the Superior agreement is for two years, each commencing on the first day ethanol is shipped from the respective plants. At the end of the commitment term, if the agreements are not renewed, certain rail car leases entered into by RPMG will be assigned to us. On May 20, 2008, we provided notice to RPMG that we intend to terminate our ethanol marketing contract with respect to the Shenandoah plant effective September 30, 2008, after which we will perform Shenandoah ethanol sales in-house. Accordingly, we will be required to assume the rail car lease related to the Shenandoah plant of approximately $100,000 per month for the remaining six-year lease term. We would be required to assume the rail car lease related to the Superior plant of approximately $105,000 per month for the remainder of an original ten-year lease term.

We had previously entered into exclusive marketing agreements with CHS Inc. for the sale of dried distillers grains produced at the Shenandoah and Superior plants. The agreement with CHS Inc. related to the Shenandoah plant terminated on July 1, 2008. The Shenandoah ethanol plant currently markets its modified wet and dried distillers grains in-house and via third-party brokers (other than CHS Inc.). The Superior ethanol plant currently markets wet distillers grains in-house. CHS Inc. continues to market dried distillers grains produced at the Superior ethanol plant. The agreement with CHS Inc. related to the Superior plant is for two years, commencing on the first day of production which occurred in July 2008.

In March 2007, we executed a lease contract for 100 rail cars, used by CHS Inc. to ship dried distillers grains to its customers, for a ten-year period for $68,700 per month. During fiscal 2008, we negotiated a month-to-month lease agreement for an additional 32 rail cars.

Operating Leases

The Company currently leases or is committed to paying operating leases extending to 2019. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of approximately $851,000 and $46,000 during the first nine months of fiscal 2008 and 2007, respectively. Aggregate minimum lease payments under these agreements for the remainder of fiscal 2008 and in future fiscal years are as follows (in thousands):

Fiscal Year Ending November 30,	Amount
2008	$521
2009	1,361
2010	1,323
2011	1,306
2012	1,127
Thereafter	3,874
Total	$9,512

13.  SUBSEQUENT EVENTS

VBV LLC Merger

In May 2008, we entered into definitive merger agreements with VBV LLC (“VBV”) and its subsidiaries (collectively referred to as the “merger transaction”). VBV holds majority interest in two companies that have ethanol plants, one of which is still under construction. These two companies are Indiana Bio-Energy, LLC (“IBE”) of Bluffton, IN; and Ethanol Grain Processors, LLC, (“EGP”) of Obion, TN. Additionally, VBV is building an ethanol marketing, blending and distribution business. In September 2008, the Bluffton plant began grinding corn and initiated fermentation, which was followed by a start-up phase where systems are tested, calibrated and commissioned. The Obion plant is expected to be completed in the fall of 2008. Once fully operational, the VBV plants are expected to each produce approximately 110 million of gallons of ethanol and 350,000 tons of distillers grains per year.

The merger transaction is subject to various shareholder and equity holder approvals, and customary lender and regulatory consents. If approved, the merger transaction will be accounted for as a reverse merger, pursuant to which the Company will account for the merger transaction under the purchase method of accounting for business combinations, with VBV being the acquiring company. Pursuant to the terms of the merger transaction, current equity holders of VBV, IBE and EGP will receive Company common stock and options totaling 11,139,000 shares. The shares of our common stock to be issued in the merger transaction have been registered on a Registration Statement on Form S-4 with the SEC, which was declared effective on September 5, 2008. Upon closing of the merger transaction, VBV, IBE and EGP will be merged into subsidiaries of the Company. Simultaneously with the closing of the merger, certain of VBV’s equity holders will invest $60.0 million in Company common stock at a price of $10 per share, or an additional 6.0 million shares. This additional investment is expected to be used for general corporate purposes and to finance future acquisitions. On October 7, 2008, VBV and its majority-owned subsidiaries approved the previously-announced mergers with our Company. Our shareholders will vote on the merger proposal at a special meeting to be held on October 10, 2008. We anticipate that the merger transaction, if approved, will be completed in October 2008.

Loan Agreement Amendments

In October 2008, in conjunction with the anticipated merger with VBV LLC and its subsidiaries, the net worth covenants of the 2008 Shenandoah Loan Agreement and the Superior Loan Agreement were amended (see Note 7 for further details).

14.  RELATED PARTY TRANSACTIONS

We entered into various fixed-priced corn purchase contracts with Great Lakes subsequent to the execution of the original merger agreement in August 2007. As of April 3, 2008 (the date the merger closed), we had contracted and paid Great Lakes for 5.1 million bushels at a total cost of $18.3 million, and had contracted to purchase an additional 8.9 million bushels of corn from Great Lakes through February 2009 at a total cost of $42.3 million.

On April 3, 2008, GP Grain executed the GP Grain Equipment Financing Agreements. These agreements provide financing for designated vehicles, implements and machinery acquired as a result of the Great Lakes merger. In addition, in April 2008 and in June 2008, GP Grain executed two separate operating leases for equipment with Axis Capital Inc. The President and Chief Executive Officer of AXIS Capital Inc., Gordon F. Glade, is a member of our Board of Directors.

Beginning in February 2008, the Company entered into fixed-price ethanol purchase and sales agreements with Center Oil Company. The sales agreements were executed to hedge prices for approximately 13.1 million gallons of our expected ethanol production from May 2008 to December 2008 for approximately $28.9 million. The Company has entered into offsetting purchase agreements with Center Oil Company totaling 4.2 million gallons, valued at approximately $10.1 million, rather than delivering the ethanol. The President and Chief Executive Officer of Center Oil Company is Gary R. Parker, a member of our Board of Directors.

We entered into fixed-price ethanol sales and distillers grains purchase agreements with VBV and/or its subsidiaries subsequent to execution of the definitive merger agreement in May 2008. The sales agreements were executed for future deliveries of 1.5 million gallons of ethanol for approximately $4.1 million. The purchase agreements were executed for future receipts of 180,000 tons of dried distillers grains for approximately $27.5 million. We have executed comparable sales contracts with outside parties for these dried distillers grains.

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

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include words such as “anticipates,”  “believes,” “continue,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “may,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, the Company is not obligated, and does not intend, to update any of its forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part II, Item 1A – Risk Factors of this report and in Part I, Item 1A  – Risk Factors of our annual report on Form 10-K for the fiscal year ended November 30, 2007, and in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2008.

Overview

We were formed to construct and operate dry mill, fuel grade ethanol production facilities. To add shareholder value, we are seeking to expand our business operations beyond ethanol production to integrate strategic agribusiness and ethanol production services (see merger and acquisition activities section below for discussion related to April 2008 acquisition of Great Lakes Cooperative’s agribusiness assets and pending merger transaction with VBV LLC). Our goal is to become a vertically-integrated, low-cost producer of ethanol.

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

To execute our business plan, we have raised approximately $95.0 million in equity capital since our formation in 2004. In addition, we entered into loan arrangements whereby participating lenders agreed to lend us up to $97.0 million for construction costs and working capital to build and operate two ethanol production facilities. Construction of our first ethanol plant, located in Shenandoah, Iowa, began in April 2006, and operations commenced at the plant in August 2007. Construction began in August 2006 on a second plant located in Superior, Iowa, and operations commenced at the plant in July 2008. We may decide to expand production at our Shenandoah and/or Superior plants as these plants have been designed for ease of future expansion, build at other sites or acquire other companies involved in ethanol production.

Both of the above-mentioned ethanol production facilities have expected production capacity of 55 million gallons per year per plant. The Shenandoah plant was built by Fagen, Inc. (“Fagen”) and ICM, Inc. (“ICM”) was used as the process technology provider. The Superior plant was built by Agra Industries, Inc. (“Agra”) and Delta-T Corporation (“Delta-T”) was used as the process technology provider. At capacity, each plant is expected to, on an annual basis, consume approximately 20 million bushels of corn and produce approximately 55 million gallons of fuel-grade, undenatured ethanol, and approximately 175,000 tons of by-product known as distillers grains. We currently scrub and vent the carbon dioxide produced at the plants because we do not believe there is enough of a market for carbon dioxide to make it feasible to install the necessary capturing facilities.

We sell ethanol and distillers grains in-house and via third-party brokers. Contractually, these third-party brokers are responsible for subsequent sales, marketing, and shipping of the ethanol and distillers grains. We have contracted with Renewable Products Marketing Group, LLC, (“RPMG”), an independent broker, to sell the ethanol produced at the facilities. In May 2008, we provided notice to RPMG that we intend to terminate our ethanol marketing contract with respect to the Shenandoah plant effective September 30, 2008, after which we will perform Shenandoah ethanol sales in-house.

Our Shenandoah ethanol plant produces modified wet and dried distillers grains, and our Superior ethanol plant produces wet and dried distillers grains. We had previously entered into exclusive marketing agreements with CHS Inc., a Minnesota cooperative corporation, for the sale of dried distillers grains produced at the Shenandoah and Superior plants. The agreement with CHS Inc. related to the Shenandoah plant terminated on July 1, 2008. The Shenandoah ethanol plant currently markets its modified wet and dried distillers grains in-house and via third-party brokers (other than CHS Inc.). The Superior ethanol plant currently markets wet distillers grains in-house. CHS Inc. continues to market dried distillers grains produced at the Superior ethanol plant.

Our operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains and natural gas. As a result of price volatility for these commodities, our operating results may fluctuate substantially. The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, federal policy and foreign trade. The market price of ethanol is not directly related to the market price of corn. Ethanol producers are generally not able to compensate for price volatility. As a result, at times, we may operate our plants at negative operating margins.

In particular, there has been a great deal of volatility in corn markets. The average Chicago Board of Trade (“CBOT”) near-month corn price during fiscal 2007 was $3.68 per bushel.  In the first six months of calendar 2008, corn prices rose to nearly $8.00 per bushel, and retreated to $5.70 per bushel as of August 31, 2008.  We believe that market volatility is attributable to a number of factors, including but not limited to export demand, speculation, ethanol demand and current production concerns. This corn market volatility poses a significant risk to our operations. The Company uses hedging strategies to lock in margins, leaving the Company exposed to losses resulting from market fluctuations.

Historically, ethanol prices have tended to track the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time. For the past two years, the average U.S. ethanol price, based on the Oil Price Information Service (“Opis”) Spot Ethanol Assessment, was $2.27 per gallon. For the same time period, the average U.S. gasoline price, based on New York Mercantile Exchange (“NYMEX”) reformulated blendstock for oxygen blending (“RBOB”) contracts, was $2.04 per gallon. During the first nine months of fiscal 2008, the average U.S. ethanol price was $2.42 per gallon. For the same time period, U.S. gasoline prices have averaged $2.84 per gallon, or approximately $0.42 per gallon above ethanol prices. We believe this is due to constraints in the ethanol blending and distribution infrastructure that has resulted from significant increases in ethanol supply in recent years. We also believe additional ethanol supply expected to come on-line in the near future will further reduce wholesale ethanol prices compared to gasoline.

Federal policy has a significant impact on ethanol market demand. Ethanol blenders benefit from incentives that encourage usage and a tariff on imported ethanol supports the domestic industry. Additionally, the renewable fuels standard (“RFS”) mandates increased level of usage of both corn-based and cellulosic ethanol. The RFS policies were challenged in a proceeding at the Environmental Protection Agency (“EPA”) by the State of Texas. The State of Texas sought a waiver of 50% of the RFS mandate because of the economic impact of high corn prices. The EPA denied this request in early August 2008. Any adverse ruling on, or legislation affecting, RFS mandates in the future could have an adverse impact on short-term ethanol prices.

We believe the ethanol industry will continue to expand due to these federal mandates and policies. However, we expect the rate of industry expansion to slow significantly because of the amount of ethanol production added during the past two years or to be added by plants currently under construction. This additional supply, coupled with significantly higher corn costs and relatively low ethanol prices, has resulted in reduced availability of capital for ethanol plant construction or expansion.

We believe that any reversal in federal policy could have a profound impact on the ethanol industry. In recent months, a political debate has developed related to the alleged adverse impact that increased ethanol production has had on food prices. The high-profile debate focuses on conflicting economic theories explaining increased commodity prices and consumer costs. Political candidates and elected officials have responded with proposals to reduce, limit or eliminate the RFS mandate, blender’s credit and tariff on imported ethanol. While at present no policy change appears imminent, we believe that the debates have created uncertainty and increased the ethanol industry’s exposure to political risk.

Companies involved in the production of ethanol are merging to increase efficiency and capture economies of scale. We have adopted a vertical-integration strategy and business model. In recent years, many ethanol companies have focused primarily on ethanol refining and production. The overall ethanol value chain, however, consists of multiple steps involving agribusinesses, such as grain elevators, agronomy services, distributors of distillers grains, and downstream operations such as ethanol marketers and fuel blenders. By concurrently engaging in multiple steps in the ethanol value chain, we believe we can increase efficiency and better manage commodity price and supply risks. Vertical integration has often been an effective strategy for reducing risk and increasing profits in other commodity-driven businesses. The September 2007 acquisition of Essex Elevator, Inc. and the April 2008 merger of Great Lakes Cooperative (“Great Lakes”) into our operations are significant steps toward vertical integration. We believe these additions complement our Shenandoah and Superior ethanol production operations. Also, these additions may allow us to realize economies of scale and benefit from diversification. With the acquisition of Great Lakes in April 2008, our chief operating decision makers began to review our operations within two separate operating segments. These segments are (1) ethanol production, distribution and marketing (which we collectively refer to as “Ethanol”) and (2) grain warehousing and marketing, as well as supplier of seed, feed, fertilizer, chemicals and petroleum products (which we collectively refer to as “Agribusiness”).

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

Superior Plant

Operations commenced at the Superior plant in July 2008. By the end of February 2008, we had hired most of the employees needed to manage and operate the Superior plant. Prior to commencement of operations, we had completed training of staff involved in the direct operation of the plant. Total cost of constructing the Superior plant, including costs of land and improvements and excluding amounts for working capital, are expected to be approximately $95.7 million, which is net of estimated liquidated damages resulting from non-completion of the plant by the required contractual substantial completion date. The actual final cost is subject to finalization of the liquidated damages amount. Cost figures are expected to be finalized in the fourth quarter of fiscal 2008.

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

In April 2008, we closed on our merger with Great Lakes, a full-service cooperative with approximately $146 million in fiscal 2007 revenues that specializes in grain, agronomy, feed and petroleum products in northwestern Iowa and southwestern Minnesota. Great Lakes has grain storage capacity of approximately 15.8 million bushels, much of which will be used to support our Superior ethanol plant operations. We believe that incorporating Great Lakes into our ethanol operations increases efficiencies and reduces commodity price and supply risks.

In May 2008, we entered into definitive merger agreements with VBV LLC (“VBV”) and its subsidiaries (collectively referred to as the “merger transaction”). The merger transaction is subject to various shareholder and equity holder approvals, and customary lender and regulatory consents. VBV holds majority interest in two companies that have ethanol plants, one of which is still under construction. These companies are Indiana Bio-Energy, LLC (“IBE”) of Bluffton, IN; and Ethanol Grain Processors, LLC, (“EGP”) of Obion, TN. Additionally, VBV is building an ethanol marketing, blending and distribution business.  In September 2008, the Bluffton plant began grinding corn and initiated fermentation, which was followed by a start-up phase where systems are tested, calibrated and commissioned. The Obion plant is expected to be completed in the fall of 2008. Once fully operational, the VBV plants are expected to each produce approximately 110 million of gallons of ethanol and 350,000 tons of distillers grains per year. We anticipate that the merger transaction will be completed in October 2008. Upon closing, VBV, IBE and EGP will be merged into subsidiaries of the Company. Under the merger proposal, current equity holders of VBV, IBE and EGP will receive Company common stock and options totaling 11,139,000 shares. We have filed a Registration Statement on Form S-4 with the Securities and Exchange Commission, which was declared effective on September 5, 2008, to register the shares of our common stock that are to be issued in the merger transaction. Simultaneously with the closing of the merger, certain of VBV’s equity holders will invest $60.0 million in Company common stock at a price of $10 per share, or an additional 6,000,000 shares. This additional investment is expected to be used for general corporate purposes and to finance future acquisitions. On October 7, 2008, VBV and its majority-owned subsidiaries approved the previously-announced mergers with our Company. On October 10, 2008, our shareholders approved the merger proposal. We anticipate that the merger transaction will be completed in October 2008.

We intend to continue exploring other possible opportunities, including opportunities of mergers and acquisitions involving other ethanol producers and developers, other renewable fuels-related technologies, and grain and fuel logistics facilities. We believe that our vertical-integration model offers strategic advantages over participants operating in only one facet of the industry, such as production, and we continue to seek opportunities to incorporate ethanol value chain firms into our operations. We believe that post-merger, we will be well positioned to be a consolidator of ethanol value chain assets.

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

We sell ethanol and distillers grains in-house and via third-party brokers, who are our customers for purposes of revenue recognition. These third-party brokers are responsible for subsequent sales, marketing, and shipping of the ethanol and distillers grains. Accordingly, once the ethanol or distillers grains are loaded into rail cars and bills of lading are generated, the criteria for revenue recognition are considered to be satisfied and sales are recorded.  As part of our contracts with these third-party brokers, shipping costs incurred by them reduce the sales price they pay us. Under our contract with CHS, Inc., certain shipping costs for dried distillers grains are incurred directly by us, which are reflected in cost of goods sold.  For distillers grains sold to local farmers, bills of lading are generated and signed by the driver for outgoing shipments, at which time sales are recorded.

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

Derivative financial instruments

We follow Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in accounting for our risk management activities. Under SFAS No. 133 derivatives such as exchange-traded futures contracts are recognized on the balance sheet at fair value. Until operations commenced, all realized and unrealized gains and losses on derivative financial instruments were recorded in the statement of operations in other income. Upon the commencement of operations, all realized gains and losses on derivative financial instruments related to our Ethanol and Agribusiness operations are considered a component of gross profit. Unrealized gains and losses on derivative financial instruments found to be highly effective hedges for underlying commodity purchases and sales may be designated as cash flow hedges and recorded in other comprehensive income, net of tax. For ineffective hedges, unrealized gains and losses on derivative financial instruments related to operations will be considered a component of gross profit. Gains and losses on derivatives not recorded in other comprehensive income may have a material impact on operating results due to market volatility.

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

Results of Operations

The financial operating results of GP Grain beginning April 3, 2008, have been included in the consolidated financial results of the Company for the three and nine months ended August 31, 2008. With the acquisition of Great Lakes in April 2008, the Company’s chief operating decision makers began to review its operations within its two separate operating segments. These segments are (1) ethanol production, distribution and marketing (which we collectively refer to as “Ethanol”) and (2) grain warehousing and marketing, as well as supplier of seed, feed, fertilizer, chemicals and petroleum products (which we collectively refer to as “Agribusiness”).

Unlike ethanol companies focusing only on ethanol production, with the addition of GP Grain’s grain merchandising and other agribusiness services, we have become a more vertically-integrated ethanol value chain producer, reducing the risk associated with relying on a single-commodity revenue stream.

The following are revenues, gross profit and operating income for our operating segments for the periods indicated (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007

Revenues:
Ethanol	$52,609	$9	$119,478	$9
Agribusiness	53,335	-	99,588	-
	$105,944	$9	$219,066	$9

Gross profit:
Ethanol	$4,983	$(11)	$31,212	$(11)
Agribusiness	2,851	-	7,831	-
	$7,834	$(11)	$39,043	$(11)

Operating income (loss):
Ethanol	$1,280	$(1,762)	$20,556	$(6,162)
Agribusiness	(1,119)	-	1,469	-
	$161	$(1,762)	$22,025	$(6,162)

Ethanol

Our first ethanol production plant, located in Shenandoah, commenced operations in late August 2007. Prior to that time, we were a development stage company. Due to the timing of this start-up, which was near the end of the fiscal quarter, we recorded only $9,000 in revenues from the sale of distillers grains and $20,000 in cost of goods sold during the three and nine months ended August 31, 2007. Due to the fact that the first outputs of distillers grains were “test product” that were sold at discounted rates, we reported a small gross loss on third quarter revenues. We had no ethanol sales until the fourth quarter of fiscal 2007.

Total revenues within the Ethanol operating segment during the three and nine months ended August 31, 2008 were $52.6 million and $119.5 million, respectively. Our second ethanol production plant, located in Superior, commenced start-up operations in July 2008, and was not yet operating at full capacity as of August 31, 2008. During the third quarter of fiscal 2008, we sold 17.0 million gallons of ethanol at an average net price of $2.35, which includes net gains on derivative contracts of $0.13 per gallon. During the first nine months of fiscal 2008, we sold 44.3 million gallons of ethanol at an average net price of $2.17, which includes net gains on derivative contracts of $0.05 per gallon. In addition, during this nine-month period, we recognized $17.7 million from sales of distillers grains and $5.7 million from sales of corn held in the Ethanol segment that was not used for ethanol production.

Cost of goods sold within the Ethanol operating segment during the three and nine months ended August 31, 2008 were $47.6 million and $88.3 million, respectively. Cost of goods sold includes costs for direct labor, direct materials, certain plant overhead costs and net gains or losses on derivative financial instruments. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of our ethanol plants. Grain purchasing and receiving costs, other than labor costs for grain buyers and scale operators, are also included in cost of goods sold. Direct materials consist of the costs of corn feedstock, denaturant, and process chemicals. Corn feedstock costs include realized and unrealized gains and losses on related derivative financial instruments, inbound freight charges, inspection costs and internal transfer costs. Plant overhead costs primarily consist of plant utilities, sales commissions and outbound freight charges.

Our revenues and cost of goods sold may not be comparable to those of other ethanol production entities since some entities directly incur costs of distribution as part of their cost of goods sold while we sell our products at a price that is net of distribution costs and report net revenues received from our customers (third-party brokers).

Our average net corn cost during the third quarter of fiscal 2008 was $5.22 per bushel, which includes net losses on derivative contracts of $0.48 per bushel. Our average net corn cost during the first nine months of fiscal 2008 was $4.18 per bushel, which includes net gains on derivative contracts of $0.37 per bushel. Cost of corn sold instead of being used in production within the Ethanol segment during the first nine months of fiscal 2008 was $3.7 million.

Operating expenses within the Ethanol operating segment were $3.7 million and $10.7 million during the third quarter and first nine months of fiscal 2008, respectively, as compared to $1.8 million and $6.2 million during the corresponding periods of fiscal 2007, respectively. Our operating expenses are primarily general and administrative expenses for employee salaries, incentives and benefits; stock-based compensation expenses; office expenses; depreciation and amortization costs; board fees; and professional fees for accounting, legal, consulting, and investor relations activities. The Superior plant began start-up operations, which includes grinding corn and initiation of fermentation, in early July 2008. The comparative three-month increase in operating expenses was largely due to increased employee salaries, incentives, benefits and training costs associated with the workforce hired in fiscal 2008 that is now operating the Superior plant. The comparative nine-month increase in operating expenses was largely due to increased employee salaries, incentives and benefits associated with the workforce hired in fiscal 2007 that has been operating the Shenandoah plant for the full nine months of fiscal 2008, along with increased employee salaries, incentives, benefits and training costs associated with the workforce hired in fiscal 2008 that is now operating the Superior plant. In addition, depreciation and amortization costs in the Ethanol segment, primarily related to the Shenandoah plant but also including $0.5 million this quarter related to the Superior plant, increased by $3.5 million during the first nine months of fiscal 2008 as compared to the same period of fiscal 2007. Stock-based compensation amounts for the first nine months of fiscal 2007 were $2.8 million higher than the same period of fiscal 2008, which is a partial offset to the operating cost increases previously discussed.

Agribusiness

As discussed above, the financial operating results of GP Grain beginning April 3, 2008 have been included in the Agribusiness operating segment. Accordingly, operating results for the three months ended August 31, 2008 include a full quarter of operations, while operating results for the nine months ended August 31, 2008 actually include only five months of activity. There was no Agribusiness segment activity during fiscal 2007.

Total revenues within the Agribusiness operating segment during the three and nine months ended August 31, 2008 were $53.3 million and $99.6 million, respectively. During the first nine months of fiscal 2008, we recognized $69.9 million in revenues from grain sales, $27.9 million from sales of agricultural products, and $1.8 million in other revenues.

Cost of goods sold within the Agribusiness operating segment during the three and nine months ended August 31, 2008 were $50.5 million and $91.8 million, respectively. We use exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on our agribusiness grain inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices. Forward purchase contracts and forward sale contracts are valued at market prices where available or other market quotes, adjusted for differences, primarily transportation, between the exchange traded market and the local markets on which the terms of the contracts are based. Changes in the market value of inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts, are recognized in earnings as a component of cost of goods sold. These contracts are predominantly settled in cash. We are exposed to loss in the event of non-performance by the counter-party to forward purchase and forward sales contracts.

Operating expenses within the Agribusiness operating segment were $4.0 million and $6.4 million during the three and nine months ended August 31, 2008, respectively. Our operating expenses are primarily general and administrative expenses for employee salaries, incentives and benefits; office expenses; depreciation and amortization costs; stock-based compensation expenses; and professional fees for accounting, legal, consulting, and marketing activities.

Other Items

Interest income, primarily on the funds raised in our various common stock offerings, was $0.2 million during the first nine months of fiscal 2008 as compared to $0.2 million and $1.0 million during the three and nine months ended August 31, 2007, respectively. Interest income has declined to minimal amounts as we have used the proceeds from our equity offerings to construct our ethanol plants.

Interest expense, net of amounts capitalized, was $1.7 million and $3.9 million during the third quarter and first nine months of fiscal 2008, respectively, as compared to $0.1 million and $0.2 million incurred during the corresponding periods of fiscal 2007. Because of the availability of funds raised in our various common stock offerings, we did not need to borrow funds for construction of our ethanol plants or to fund working capital until late in the second quarter of fiscal 2007.

Net gains on derivative financial instruments were $0.3 million during first nine months of fiscal 2007. In September 2007, we began reflecting gains and losses on derivatives associated with our operations in cost of goods sold. We utilize derivatives, such as futures and options, to manage price risks for corn expected to be consumed in operations at both the Shenandoah and Superior plants. We have also contracted for fixed-price, future physical delivery of corn with various parties. The recent dramatic rise in the price of corn has resulted in the profits on the derivatives. We intend to continue, and may expand, the use of various derivatives and forward contracts to manage price and supply risks for corn inputs at our plants.

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

Liquidity and Capital Resources

On August 31, 2008, we had $3.7 million in cash and equivalents and $9.3 million available under committed loan agreements (subject to satisfaction of specified lending conditions). Our business is highly impacted by commodity prices, including prices for corn, ethanol and natural gas. Based on recent forward prices of corn and ethanol, at times we may operate our plants at negative operating margins.

As of August 31, 2008, Superior Ethanol’s working capital was less than the balance required by the Superior Loan Agreement. As a result of conversion by the Company of intercompany payables to contributed capital and additional investment by the Company in this wholly-owned subsidiary in September 2008, the lenders provided a waiver of our required compliance with the working capital covenant as of that date. Since we were able to promptly become compliant with this working capital covenant, management does not view temporary non-compliance with this covenant to be a significant indicator of future liquidity concerns. We believe that we have secured sufficient funding to pay remaining amounts owed related to construction of the Superior plant and that we will have sufficient working capital for our Ethanol segment operations over the near-term.

Our revolving credit facility under the GP Grain Loan Agreements (defined below under “Long-Term Debt”) is currently $35.0 million. To fund harvest and/or other seasonal working capital needs within our Agribusiness segment, we currently believe a revolving credit facility of up to $80 million is necessary. We are working with our current lender and other financial institutions in an effort to increase our revolving credit availability for GP Grain to this level. We can provide no assurance that we will be able to secure this funding, especially given the current state of credit markets. If we are not successful in these efforts, the volume of our grain operations may be constrained during peak periods. In addition, as of August 31, 2008, GP Grain’s fixed charge ratio was less than the level required by the GP Grain Loan Agreements due to grain market volatility and higher than expected ongoing operating and capital costs. We notified the lender of this non-compliance in September 2008 and received a waiver of our required compliance with the fixed charge ratio as of that date. Although we do not anticipate such non-compliance to be an ongoing occurrence, we will closely monitor adherence to the required ratio and communicate with the bank future non-compliance, if any.

A sustained period of unprofitable operations may strain our liquidity and make it difficult to maintain compliance with our financing arrangements. While we may seek additional sources of working capital in response, we can provide no assurance that we will be able to secure this funding, if necessary. In the future, we may decide to improve or preserve our liquidity through the issuance of common stock in exchange for materials and services. We may also sell additional equity or borrow additional amounts to expand our ethanol plants; build additional or acquire existing ethanol plants; and/or build additional or acquire existing corn storage facilities. We can provide no assurance that we will be able to secure the funding necessary for these additional projects or for additional working capital needs at reasonable terms, if at all.

In May 2008, we entered into a definitive merger agreement with VBV and its subsidiaries. Under the merger proposal, current equity holders of VBV and its subsidiaries will receive Company common stock and options totaling 11,139,000 shares. Simultaneously with the closing of the merger, certain of VBV’s equity holders will invest $60.0 million in our common stock at a price of $10 per share, or an additional 6,000,000 shares. This additional investment is expected to be used for general corporate purposes and to finance future acquisitions. On October 7, 2008, VBV and its majority-owned subsidiaries approved the previously-announced mergers with our Company. On October 10, 2008, our shareholders.

Long-Term Debt

To facilitate the GP Grain merger and finance working capital requirements, the Company and GP Grain executed loan agreements with a group of lenders worth approximately $56.8 million. Additional debt financing may involve significant restrictive covenants and costs.

Following is a description of long-term debt transactions during the first nine months of fiscal 2008.

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

The terms of the Economic Development Grant were met and the grant was forgiven during the third quarter of fiscal 2008.

In October 2008, in conjunction with the anticipated merger with VBV LLC and its subsidiaries, the net worth covenant of the 2008 Shenandoah Loan Agreement was amended. See Note 7 to the consolidated financial statements for further details.

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

The Loan Amendments set forth a number of changes, including the following:

•

Superior Ethanol must maintain a net worth of not less than $58.1 million beginning May 31, 2008, increasing to at least $61.6 million effective November 30, 2008.

•

Superior Ethanol must provide evidence of $3.3 million in additional equity by no later than May 15, 2008, for an aggregate total equity investment of not less than $61.0 million.

•

The commitment of the Construction and Term Loan Supplement is extended through July 15, 2008, or such later date as authorized by the lender.

The Loan Amendments reflect changes in circumstances as a result of the anticipated completion of the Superior, Iowa ethanol production facility.

As of August 31, 2008, Superior Ethanol’s lenders provided a waiver of our required compliance with the working capital covenant. See Note 7 to the consolidated financial statements for further discussion.

In October 2008, in conjunction with the anticipated merger with VBV LLC and its subsidiaries, the net worth covenant of the Superior Loan Agreement was amended. See Note 7 to the consolidated financial statements for further details.

Green Plains Renewable Energy, Inc.

We entered into various fixed-priced corn purchase and sale contracts with Great Lakes subsequent to the execution of the original merger agreement in August 2007. At March 31, 2008, we had open purchase contracts for 11.9 million bushels of corn from April 2008 through February 2009. The Company and Great Lakes agreed to accelerate the sale of the corn and the related payment for 4.0 million bushels. Corn not already used is being stored in GP Grain’s elevators until required for our ethanol operations or sold to others. To finance the payment of this grain, we entered into a Business Loan Agreement, Commercial Pledge Agreement, and two Promissory Notes with Americana Community Bank (individually and collectively, the “Green Plains Loan Agreements”) totaling $16.0 million. Americana Community Bank received a loan origination fee of $450,000. Great Lakes utilized the proceeds from the grain sales to repay amounts outstanding under its revolving credit agreement with CoBank, ACB.

The Green Plains Loan Agreements are secured by negotiable grain warehouse receipts issued to us on 4.0 million bushels of corn. Under the terms of the Green Plains Loan Agreements, as amended, we are required to (1) maintain a minimum loan to value ratio and were required to purchase put options to minimize the underlying commodity price risk of the corn, (2) make monthly interest payments on unpaid principal balances at a 10% per annum interest rate, and (3) make principal payments of $1.0 million per week until completely repaid.

Green Plains Grain Company LLC

GP Grain entered into a credit agreement with the First National Bank of Omaha (“FNBO”). The FNBO credit agreement, and related loan agreements including the Revolving Credit Note, Term Note, Security Agreement,  Post-Closing Agreement, and mortgages (individually and collectively, the “GP Grain Loan Agreements”) involved total term and revolving credit commitments of $39.0 million.

The term loan proceeds, which totaled $9.0 million, were used to refinance existing debt as well as pay former Great Lakes members a portion of the $12.5 million cash merger consideration. The revolving loan proceeds, which totaled $30.0 million, were used to repay amounts outstanding under Great Lakes’ revolving credit agreement with CoBank, ACB and will be used for working capital purposes for GP Grain. The term loan expires on April 3, 2013, and the revolving loan expires on April 3, 2010. Payments of $225,000 under the term loan are due on the last business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term. The loans will bear interest at either the base rate (prime) minus 0.25% to plus 0.75% or short-term fixed rates at LIBOR (1, 2, 3 or 6 month) plus 1.75% to 2.75% (each depending on GP Grain’s Fixed Charge Ratio for the preceding four fiscal quarters). Under the GP Grain Loan Agreement, the Fixed Charge Ratio is defined as adjusted EBITDAR divided by Fixed Charges, which are the sum of GP Grain’s interest expense, current maturities under the term loan, rent expense and lease expenses. Adjusted EBITDAR is defined as net income plus interest expense, rent and lease expense, and noncash expenses (including depreciation and amortization expense, deferred income tax expense and unrealized gains and losses on futures contracts), less interest income and certain capital expenditures.

GP Grain increased the principal amount of the Revolving Credit Note from $30 million to $35 million from July 2, 2008 through March 31, 2009. Thereafter, the principal amount of the Revolving Credit Note with FNBO returns to the original sum of $30 million through the maturity date.

As security for the loans, the lender received a first-position lien on real estate, equipment, inventory and accounts receivable owned by GP Grain.

In accordance with the GP Grain Loan Agreements, GP Grain is required to adhere to certain financial covenants and restrictions, including the following:

•

GP Grain must maintain working capital of at least $7.0 million. The working capital requirement is increased to $9.0 million in fiscal 2009 and $11.0 million in fiscal 2010.

•

GP Grain must maintain tangible net worth of at least $10.0 million. The tangible net worth requirement is increased to $12.0 million in fiscal 2009 and $15.0 million in fiscal 2010.

•

GP Grain must maintain a Fixed Charge Ratio of 1.10x or more and a Senior Leverage Ratio that does not exceed 2.25x. Senior Leverage Ratio is debt, excluding amounts under the Revolving Credit Note, divided by EBITDAR as defined.

•

Capital expenditures for GP Grain are restricted to $2.5 million during fiscal 2008. That amount is reduced to $1 million for subsequent years; provided, however, that any unused portion from any fiscal year may be added to the limit for the next succeeding year.

Concurrently, the Company entered into a Post-Closing Agreement with FNBO. The Company agreed to invest up to $2.0 million in GP Grain if required for compliance with financial covenants and guaranty certain of GP Grain’s obligations.

As of August 31, 2008, GP Grain’s lender provided a waiver of our required compliance with the fixed charge ratio. See Note 7 to the consolidated financial statements for further discussion.

GP Grain Equipment Financing Agreements

On April 3, 2008, GP Grain executed two separate equipment financing agreements with AXIS Capital Inc. totaling $1.75 million (individually and collectively, the “GP Grain Equipment Financing Agreements”). These GP Grain Equipment Financing Agreements provide financing for designated vehicles, implements and machinery acquired as a result of the Great Lakes merger. The Company agreed to guaranty the GP Grain Equipment Financing Agreements.  Pursuant to the terms of the agreements, GP Grain is required to make 48 monthly principal and interest payments totaling of $43,341 each. The first payments were made at the time of closing of the Great Lakes merger.

Contractual Obligations

Our contractual obligations as of August 31, 2008 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$140,712	$24,084	$51,597	$27,169	$37,862
Interest and fees on debt obligations (2)	28,176	7,312	9,676	5,953	5,235
Operating lease obligations (3)	9,512	1,343	2,678	2,125	3,366
Purchase obligations (4)	219,767	197,612	11,043	4,604	6,508
Totals	$398,167	$230,351	$74,994	$39,851	$52,971

(1)   Includes current maturities of long-term debt.

(2)   Interest amounts were calculated over the terms of the loans using current interest rates, assuming scheduled principle and interest amounts are paid pursuant to the debt agreements. Includes administrative and/or commitment fees on debt obligations in addition to estimated interest payment amounts.

(3)   Includes leased rail cars, Agribusiness equipment, office space and office equipment.

(4)   Includes forward corn and other grain contracts, remaining amounts owed to Agra and other contractors for construction of the Superior plant, and estimated minimum contractual obligations to RPMG.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have $140.7 million outstanding in long-term debt as of August 31, 2008, of which $130.0 million is variable-rate in nature. Interest rates on the majority of our outstanding long-term debt first are determined according to our then-current fixed charge or debt to total asset ratios, and then upon the market interest rate of either the prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $0.7 million per year in the aggregate. Other details of our long-term debt are discussed in Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Commodity Price Risk

We produce ethanol and distillers grains from corn and our business is sensitive to changes in the prices of each of these commodities. Our Agribusiness segment purchases, stores and resells grains, primarily corn and soybeans. The prices of corn and soybeans are subject to fluctuations due to unpredictable factors such as weather; corn and soybeans planted and harvested acreage; changes in national and global supply and demand; and government programs and policies. We use natural gas in the ethanol production process and, as a result, our business is also sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer or winter, or other natural events like hurricanes in the spring, summer and fall. Other natural gas price factors include North American exploration and production, and the amount of natural gas in underground storage during both the injection and withdrawal seasons. Ethanol prices are sensitive to world crude-oil supply and demand; crude-oil refining capacity and utilization; government regulation; and consumer demand for alternative fuels. Distillers grains prices are sensitive to various demand factors such as numbers of livestock on feed, prices for feed alternatives, and supply factors, primarily production by ethanol plants and other sources.

We attempt to reduce the market risk associated with fluctuations in the price of corn, soybeans and natural gas by employing a variety of risk management and hedging strategies. These strategies include the use of derivative financial instruments such as futures and options executed on the CBOT and/or the NYMEX, as well as the daily management of our physical corn and natural gas procurement relative to plant requirements for each commodity. The management of our physical corn and soybean positions may incorporate the use of forward fixed-price contracts and basis contracts. Additionally, some of our corn market risk has been mitigated by the ownership of additional storage facilities resulting from the Essex Elevator and Great Lakes acquisitions.

Ethanol Segment

A sensitivity analysis has been prepared to estimate our Ethanol segment’s exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in pre-tax income resulting from hypothetical 10% adverse changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains outputs for a one-year period. This analysis excludes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives, and does not consider the potential impact of the anticipated merger with VBV. The results of this analysis as of August 31, 2008, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume for the Next 12 Months	Unit of Measure	Approximate Adverse Change to Income
Ethanol	107,187	Gallons	$24,605
Corn	38,281	Bushels	$22,960
Distillers grains	308	Tons *	$4,660
Natural gas	3,644	MMBTU	$3,200

* Distillers grains quantities are stated on an equivalent dried-ton basis.

At August 31, 2008, approximately 54% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. This included inventory on hand and fixed-price future-delivery contracts for approximately 20.3 million bushels. As a result of these positions, the effect of a 10% adverse move in the price of corn shown above would be reduced by approximately $12,396,000.

At August 31, 2008, approximately 15% of our forecasted ethanol production during the next 12 months has been sold under fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of ethanol shown above would be reduced by approximately $3,710,000.

At August 31, 2008, approximately 15% of our forecasted distillers grain production for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of distillers grains shown above would be reduced by approximately $697,000.

At August 31, 2008, approximately 36% of our forecasted natural gas requirements for the next 12 months have been purchased under fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of natural gas shown above would be reduced by approximately $1,135,000.

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

A sensitivity analysis has been prepared to estimate the Agribusiness segment’s exposure to market risk of its commodity position (exclusive of basis risk). The segment’s daily net commodity position consists of inventories, related purchase and sale contracts, and exchange-traded contracts. The fair value of the position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices.  Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices.  The results of this analysis as of August 31, 2008, which may differ from actual results, are as follows (in thousands):

Fair value	$ 14,132
Market risk	$ 1,413

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

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2008, management took corrective action surrounding enforcement of procedures related to month-end cutoffs of revenues for both its ethanol and distillers grains, which was identified as a material weakness as of November 30, 2007. Additional substantive review was performed by management to provide assurance over proper revenue recognition during the first quarter of fiscal 2008. Following the first quarter of fiscal 2008, management tested the Company’s controls over revenue recognition cutoffs and determined that these controls were functioning properly. Management will continue to closely monitor the Company’s revenue recognition procedures. Other than controls that are being enhanced or developed related to our new Agribusiness segment, resulting from the April 2008 acquisition of Great Lakes Cooperative, there were no other changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Our investors should consider the risks that could affect us and our business as set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended November 30, 2007, and in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2008. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. As a result of our entry into the merger agreements with VBV, IBE and EGP (the “Mergers”), we are subject to a number of risks, which have been previously disclosed, associated with the transactions contemplated by the Mergers. Investors should carefully consider the discussion of risks and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including Forward-Looking Information, which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, we are subject to the following additional risk:

We are exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract with us.

We have concentrations of credit risk exist related to our accounts receivable since we have generally sold nearly all of our ethanol and distillers grains to third-party brokers. We have increased in-house sales of ethanol and distillers grains, which results in credit risks from new large customers. We are also exposed to credit risk resulting from sales of grain to large commercial buyers, including other ethanol plants, which we continually monitor. Although payments are typically received within ten days from the date of sale for ethanol and distillers grains, we continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. Concentrations of credit risk with respect to inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs. The inability of a third party to make payments to us for our accounts receivable or to provide inventory to us on advances made may cause us to experience losses and may adversely impact our liquidity and our ability to make our payments when due.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-4 filed August 1, 2008)
10.2	Employment Agreement with Todd Becker (Incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-4 filed August 1, 2008)
10.3	Statused Revolving Credit Supplement dated October 3, 2008 between GPRE Shenandoah LLC and Farm Credit Services of America, FLCA
10.4	Amendment to the Master Loan Agreement dated October 3, 2008 between GPRE Shenandoah LLC and Farm Credit Services of America, FLCA
10.5	Amendment to the Master Loan Agreement dated October 6, 2008 between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA
31.1	Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 10, 2008	GREEN PLAINS RENEWABLE ENERGY, INC. (Registrant) By: /s/ Wayne B. Hoovestol Wayne B. Hoovestol Chief Executive Officer (Principal Executive Officer)
Date: October 10, 2008	By: /s/ Jerry L. Peters Jerry L. Peters Chief Financial Officer (Principal Financial Officer)