Form 10-K
period 2008-12-31
GREEN PLAINS RENEWABLE ENERGY, INC.
filed 2009-03-30
CIK 1309402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

     .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ___________________________

or

 X .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2008 to December 31, 2008

Commission file number 001-32924

______________________

GREEN PLAINS RENEWABLE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Iowa	84-1652107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9420 Underwood Ave, Suite 100 Omaha, NE 68114	(402) 884-8700
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  Common Stock, $.001 par value

Name of exchanges on which registered:  NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:  None

______________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes     . No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  X . No      .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X .  No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      .      Accelerated filer      .      Non-accelerated filer  X .      Smaller reporting company      .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes      . No  X .

The aggregate market value of the Company’s voting common stock held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the second quarter), based on the last sale price of the common stock on that date of $6.00, was approximately $34.9 million. For purposes of this calculation, executive officers, directors and holders of 10% or more of the registrant’s common stock are deemed to be affiliates of the registrant.

As of March 20, 2009, there were 24,903,408 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III herein. The Company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the transition period covered by this report on Form 10-K.

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,”  “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, the Company is not obligated, and does not intend, to update any of its forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Item 1A – Risk Factors of this report. Actual results may differ from projected results due, but not limited, to unforeseen developments.

You are cautioned not to place undue reliance on the forward-looking statements. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements specified in this report have been compiled as of the date of this report, are not considered to be exclusive, and should be evaluated with consideration of any changes occurring after the date of this report.

PART I

ITEM 1.  BUSINESS.

References to “we,” “us,” “our,” “Green Plains,” or the “Company” in this report refer to Green Plains Renewable Energy, Inc., an Iowa corporation, and its subsidiaries.

Green Plains was formed in June 2004 to construct and operate dry mill, fuel-grade ethanol production facilities. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. The ethanol industry in the U.S. has grown significantly over the last few years as its use reduces harmful auto emissions, enhances octane ratings of the gasoline with which it is blended, offers consumers a cost-effective choice, and decreases the amount of crude oil the U.S. needs to import from foreign sources. Ethanol is most commonly sold as E10, the 10 percent blend of ethanol for use in all American automobiles. Increasingly, ethanol is also available as E85, a higher percentage ethanol blend for use in flexible fuel vehicles.

To execute our business plan, we entered into financial arrangements to build and operate two ethanol production facilities. Construction of our Shenandoah, IA plant began in April 2006, and operations commenced at the plant in August 2007. Construction of our Superior, IA plant began in August 2006, and operations commenced at the plant in July 2008. Each of these ethanol production facilities has expected production capacity of 55 million gallons per year (“mmgy”) of fuel-grade, denatured ethanol.

As part of our October 2008 merger with VBV and its majority-owned subsidiaries, which is discussed in further detail in Merger and Acquisition Activities below, the Company acquired two additional ethanol production facilities, located in Bluffton, IN and Obion, TN. Each of these ethanol production facilities has expected production capacity of 110 mmgy of fuel-grade, denatured ethanol.

At full capacity, the combined ethanol production of the four facilities is 330 million gallons per year. Processing at full capacity will (1) consume approximately 120 million bushels of corn, (2) produce approximately 1,020,000 tons of by-product known as distillers grains, and (3) produce approximately 960,000 tons of carbon dioxide. Although we are currently involved in research and development efforts surrounding the potential use of carbon dioxide to help produce an algae-based biofuel feedstock, we currently scrub and vent the carbon dioxide produced at the plants because we do not believe there is a viable market for carbon dioxide to justify the installation of the necessary capturing facilities at this time.

Merger and Acquisition Activities

To add shareholder value, we have expanded our business operations beyond ethanol production to integrate a full-service grain and agronomy business, ethanol marketing services, terminal and distribution assets, and next generation research and development in algae-based biofuels.

Merger with VBV LLC

In May 2008, we entered into definitive merger agreements with VBV and its subsidiaries. At that time, VBV held majority interest in two companies that were constructing ethanol plants. These two companies were Indiana Bio-Energy, LLC (“IBE”) of Bluffton, IN, an Indiana limited liability company which was formed in December 2004; and Ethanol Grain Processors, LLC, (“EGP”) of Obion, TN, a Tennessee limited liability company which was formed in October 2004. Additionally, VBV was developing an ethanol marketing and distribution business at the time of the merger announcement. The merger transaction was completed on October 15, 2008 (the “Merger”). For accounting purposes, the Merger has been accounted for as a reverse merger, which will be discussed in further detail later in this report. Pursuant to the terms of the Merger, equity holders of VBV, IBE and EGP received Company common stock and options totaling 11,139,000 shares. Upon closing of the Merger, VBV, IBE and EGP were merged into subsidiaries of the Company. Simultaneously with the closing of the merger, NTR plc (“NTR”), a leading international developer and operator of renewable energy and sustainable waste management projects and majority equity holder of VBV prior to the Merger, through its wholly-owned subsidiaries, invested $60.0 million in Company common stock at a price of $10 per share, or an additional 6.0 million shares (the “Stock Purchase”). With this investment, NTR is our largest shareholder. This additional investment is being used for general corporate purposes and to finance future acquisitions.

Operations commenced at the Bluffton and Obion plants in September 2008 and November 2008, respectively. As previously discussed, the VBV plants are each expected to produce approximately 110 million gallons of ethanol and 350,000 tons of distillers grains annually.

Merger with Great Lakes Cooperative

To complement and enhance our ethanol production facilities, on April 3, 2008, the Company completed its merger with Great Lakes Cooperative (“Great Lakes”), a full-service cooperative with approximately $146 million in fiscal 2007 revenues that specializes in grain, agronomy, feed and petroleum products in northwestern Iowa and southwestern Minnesota. Upon closing the merger with Great Lakes, Green Plains Grain Company LLC, a wholly-owned subsidiary of the Company, assumed Great Lakes’ assets and liabilities, with the exception of certain investments in regional cooperatives that were excluded from the merger. Green Plains Grain has grain storage capacity of approximately 20 million bushels that are used to support our grain merchandising activities, as well as our Superior ethanol plant operations. We believe that incorporating Great Lakes’ businesses into our operations increases efficiencies and reduces commodity price and supply risks. Pursuant to the merger agreement, all outstanding Great Lakes common and preferred stock was exchanged for an aggregate of 550,352 shares of our common stock and approximately $12.5 million in cash.

Acquisition of Majority Interest in Blendstar, LLC

On January 20, 2009, which was subsequent to the Company’s year end, we acquired majority interest in Blendstar, LLC, a biofuel terminal operator. The transaction involved a membership interest purchase whereby the Company acquired 51% of Blendstar from Bioverda U.S. Holdings LLC, an affiliate of NTR, our largest shareholder, for $9.0 million. Blendstar operates terminal facilities in Oklahoma City, Little Rock, Nashville, Knoxville, Louisville and Birmingham and has announced commitments to build terminals in two additional cities. Blendstar facilities currently have splash blending and full-load terminal throughput capacity of over 200 million gallons per year.

Renaming of Ethanol Production Subsidiaries

Our ethanol production subsidiaries have been renamed for consistency as follows:

•

Green Plains Bluffton LLC was formerly known as Indiana Bio-Energy, LLC.

•

Green Plains Obion LLC was formerly known as Ethanol Grain Processors, LLC.

•

Green Plains Superior LLC was formerly known as Superior Ethanol, LLC.

•

Green Plains Shenandoah LLC was formerly known as GPRE Shenandoah LLC.

Description of Dry Mill Ethanol Production Process

Primary Product – Ethanol

Ethanol is a chemical produced by the fermentation of sugars found in grains and other biomass. Ethanol can be produced from a number of different types of grains, such as corn, wheat and sorghum, as well as from agricultural waste products such as rice hulls, cheese whey, potato waste, brewery and beverage wastes and forestry and paper wastes. At present, the majority of ethanol in the U.S. is produced from corn because corn contains large quantities of carbohydrates and is in greater supply than other grains. Such carbohydrates convert into glucose more easily than most other kinds of biomass. Outside the U.S., sugarcane is the primary feedstock used in ethanol production.

Our plants use a dry mill process to produce ethanol and by-products. The corn is received by truck or rail, which is then weighed and unloaded in a receiving building. Storage bins are utilized to inventory grain, which is passed through a scalper to remove rocks and debris prior to processing. Thereafter, the corn is transported to a hammer mill where it is ground into a mash and conveyed into a slurry tank for enzymatic processing. We add water, heat and enzymes to break the ground grain into a fine slurry. The slurry is heated for sterilization and pumped to a liquefaction tank where additional enzymes are added. Next, the grain slurry is pumped into fermenters, where yeast, enzymes, and nutrients are added, to begin a batch fermentation process. A beer column, within the distillation system, separates the alcohol from the spent grain mash. Alcohol is then transported through a rectifier column, a side stripper and a molecular sieve system where it is dehydrated to 200 proof. The 200 proof alcohol is then pumped to a holding tank and then blended with approximately two percent denaturant (usually natural gasoline) as it is pumped into finished product storage tanks.

By-Products

The spent grain mash from the beer column is pumped into one of several decanter type centrifuges for dewatering. The water (“thin stillage”) is pumped from the centrifuges and then to an evaporator where it is dried into a thick syrup. The solids (“wet cake”) that exit the centrifuge are conveyed to the dryer system. The wet cake is dried at varying degrees, resulting in the production of distillers grains. Syrup might be reapplied to the wet cake prior to drying, providing nutrients if the distillers grains are to be used as animal feed. Under certain circumstances, the syrup is independently marketed as a by-product. Distillers grains, the principal by-product of the ethanol production process, are principally used as high-protein, high-energy animal fodder and feed supplements marketed to the dairy, beef, swine and poultry industries. Distillers grains have alternative uses as burning fuel, fertilizer and weed inhibitors.

Dry mill ethanol processing potentially creates three forms of distillers grains, depending on the number of times the solids are passed through the dryer system: Wet Distillers Grains (“WDG”), Modified Wet Distillers Grains (“MWDG”) and Dried Distillers Grains (“DDG”). WDG is processed wet cake that contains approximately 65% to 70% moisture. WDG have a shelf life of approximately three days and can be sold only to dairies or feedlots within the immediate vicinity of an ethanol plant. MWDG, which have been dried further to approximately 50% to 55% moisture, have a slightly longer shelf life of approximately three weeks and are marketed to regional dairies and feedlots. DDG, which have been dried more extensively to approximately 10% to 12% moisture, have an almost indefinite shelf life and may be stored, sold and shipped to any market regardless of its proximity to an ethanol plant. DDG are primarily marketed to domestic and international beef and poultry industries.

The thick syrup is also a marketable by-product for use as an animal feed supplement or as a base for further refining and processing. In particular, corn oil can be extracted from the thick syrup for production of biodiesel and other biofuel products.

Thermal Oxidizer

Ethanol plants such as ours may produce odors in the production of ethanol and its primary by-product, distillers grains, which some people find to be unpleasant. We employ thermal oxidizer emissions systems to reduce any unpleasant odors caused by the ethanol and distillers grains manufacturing process.

Corn Feedstock Supply

Our plants use corn as feedstock in the dry mill process. Our 55 million gallon plants each process approximately 20 million bushels of corn per year, or 54,800 bushels per day. At our 110 million gallon capacity plants, 40 million bushels of corn will be consumed on an annual basis, which equates to 109,600 bushels per day at each plant. Each bushel of corn produces approximately 2.8 gallons of denatured ethanol and 17 pounds of DDG. Our corn supply is obtained primarily from local markets. However, each of our plants is also situated on rail lines that we can use to receive corn from other regions of the country if local corn supplies are insufficient.

The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. Because the market price of ethanol is not directly related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn feedstock through adjustments in prices charged for their ethanol. We therefore anticipate that our plants’ profitability may be negatively impacted during periods of high corn prices.

We acquired Essex Elevator, Inc. in September 2007 to receive and store corn in support of our Shenandoah ethanol plant. The elevator is located approximately five miles northeast of the Shenandoah plant on the same rail line we use to transport products from our plant. In April 2008, we closed on our merger with Great Lakes Cooperative which augments the feedstock procurement at the Superior ethanol plant. We believe the integration of elevators and grain businesses into our operations helps secure our supply of corn at lower prices.

Green Plains Bluffton has contracted with Cargill Incorporated, through its AgHorizons Business Unit (“Cargill”), for all of its corn supplies. The contract runs for five consecutive years beginning in September 2008. Cargill will supply all of our corn requirements for ethanol production in such amounts and for delivery at such times as we may designate, subject to and in accordance with the terms and conditions of the agreement. Our Obion plant has entered into a sourcing agreement with Central States Enterprises, Inc. for its corn needs over and above that sourced locally and by Obion Grain Co., who is our exclusive supplier for corn obtained in Obion County, TN and the seven contiguous counties in Tennessee and Kentucky.

At our Shenandoah and Superior plants, we maintain relationships with local farmers, grain elevators and/or cooperatives to complement our grain origination programs. Most farmers in the areas where our plants are located have their own dry storage facilities, which allow us to purchase much of the corn needed to supply the plants directly from farmers throughout the year. We became licensed as an Iowa Grain Dealer in the fall of 2006, which allows us to contract to purchase Iowa grains. We purchase and sell futures contracts and options as a hedge in an effort to better manage margins. We also utilize cash and forward fixed-price contracts with grain producers and elevators for the physical delivery of corn to our plants.

Ethanol Markets

Ethanol has important applications as a gasoline extender and octane enhancer. Ethanol is a primary fuel that can be used in blended gasoline in quantities as high as 85% (E85) in flexible fuel vehicles. However, ethanol can also be used as a high quality octane enhancer and as an oxygenate capable of reducing air pollution and improving automobile performance. Historically, the ethanol industry has been dependent on economic incentives. However, the need for such incentives may diminish as the acceptance of ethanol as a primary fuel and as a fuel extender continues to increase.

Ethanol has replaced methyl tert-butyl ether (“MTBE”) as the most popular oxygenate used in domestic gasoline markets. In the U.S., ethanol is typically blended with gasoline at a rate of 10%. Most American automobiles can operate on 10% blends without modification. Late model cars can often run on significantly higher percentage blends. Ethanol use has grown consistently year over year from a concentration in high metropolitan areas to acceptance in less densely populated areas. The metropolitan markets represent the need for ethanol as the preferred oxygenate to be blended with RFG gasoline to help reduce Ozone contamination. The migration of ethanol as a blending component in the less densely populated, non-urban markets is partly a function of the renewable fuel standard (“RFS”) mandate, but also a function of the competitive price nature of ethanol to gasoline. Ethanol blenders in these new markets have realized the economic incentive to be blending ethanol and have expedited the introduction into these market places. Ethanol blenders are generally engaged in the wholesale distribution of gasoline and other refined petroleum products. Flexible-fuel vehicles are becoming more common. We believe that the use of higher blends (up to E85) will continue to grow in the future. The proliferation of “blender pumps” across the nation will help accommodate these higher blends. At present, blend dispensers are not widely dispersed and flexible-fuel model vehicles are limited. However, as consumer acceptance increases, we expect this to have a significant impact on national ethanol markets. Additionally, Growth Energy, an ethanol industry trade organization, has requested a waiver from the Environmental Protection Agency (“EPA”) to increase the amount of ethanol blended into gasoline from the 10 percent blend up to a 15 percent blend (E15). We believe such a waiver, if granted, would have a positive and material impact on the business.

We market our products to many different customers on a local, regional and national basis. Local markets are, of course, the easiest to service because of their close proximity to our facilities. However, to achieve the best prices available, the majority of our ethanol is sold to regional and national markets. These markets are serviced by truck and rail. Each of our plants is designed with unit-train load out capabilities and access to railroad mainlines.

Federal Ethanol Programs

Ethanol was favorably affected by the 1990 amendments to the Clean Air Act. In particular, the Federal Oxygen Program, which became effective on November 1, 1992, and the Reformulated Gasoline Program, which became effective January 1, 1995, have had a profound impact on the ethanol industry. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. The Reformulated Gasoline Program requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone.

The use of ethanol as an oxygenate has been aided by federal tax policy. The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the country’s dependence on foreign oil. The American Jobs Creation Act of 2004 created the Volumetric Ethanol Excise Tax Credit (“VEETC” or as commonly referred to, the “blender’s credit”). VEETC was established to replace the partial tax exemption ethanol-blended fuel received from the federal excise tax on gasoline. Under VEETC, the tax incentive was shifted from a partial exemption from the federal excise tax to a tax credit based on the volume of ethanol blended with gasoline. VEETC provides companies that blend ethanol into retail grades with a tax credit to blend ethanol with gasoline, totaling $0.45 per gallon of pure ethanol, or approximately 4.5 cents per gallon for E10 and $0.38 per gallon on E85. VEETC provides the tax incentive through December 31, 2010.

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

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “Energy Act of 2007”) was enacted. The Energy Act of 2007 mandated certain levels for renewable fuels, known as the renewable fuel standard. The RFS identified two different categories of renewable fuels: conventional biofuel and advanced biofuel. Corn-based ethanol is considered conventional biofuel, which will be subject to an RFS level of 10.5 billion gallons per year in 2009, increasing to 15.0 billion gallons per year by 2015. Advanced biofuel includes ethanol derived from cellulose, hemicellulose or other non-corn starch sources, biodiesel, and other fuels derived from non-corn starch sources. Advanced biofuel RFS levels are set to reach 21.0 billion gallons per year, resulting in a total RFS from conventional and advanced biofuels of at least 36.0 billion gallons per year, by 2022.

Beginning with the Energy Policy Act of 2005, energy independence has been a priority for federal lawmakers. Volatile petroleum prices, coupled with continued trouble in the Middle East, has led to policies, incentives and subsidies intended to reduce oil imports and create domestic capacity for producing alternatives to foreign oil.

To encourage growth in domestic production, federal policy has insulated the domestic ethanol industry from foreign competition, particularly from competition from Brazilian sugarcane ethanol. There is a $0.54 per gallon tariff on all imported ethanol. Legislative proposals have been introduced to eliminate the duty, citing as justification recent increases in food prices and the importance of Latin American agricultural development. However, as long as the duty remains in place, ethanol imports are not likely to depress domestic market prices significantly.

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

Natural Gas

Ethanol plants produce process steam from their own boiler systems and dry the distillers grains by-product via a direct gas-fired dryer. Depending on certain production parameters, we believe our ethanol plants will use approximately 25,000 to 35,000 British thermal units (Btus) of natural gas per gallon of production. The price of natural gas is volatile; therefore we use hedging strategies to mitigate increases in gas prices. We have hired U.S. Energy Services, Inc. to assist us in procuring and hedging natural gas.

We have entered into service agreements with Trunkline Gas Company, LLC (a division of Panhandle Energy) to deliver the natural gas required by the Obion plant for a ten-year term. We have entered into service agreements with Northern Indiana Public Service (“NIPSCO”) to deliver the natural gas required by the Bluffton plant for a three-year term. We have entered into service agreements with Natural Gas Pipeline of America (“NGPL”), a division of Kinder Morgan, and with MidAmerican Energy to deliver gas to the Shenandoah plant. The term of the NGPL agreement is extended annually. At our Superior plant, we have entered into a service agreement with Northern Natural Gas Company (“NNG”) for a ten-year term.

We purchase natural gas from the best possible sources at any given time and pay tariff fees to Trunkline, NIPSCO, NGPL, MidAmerican and NNG for transporting the gas through their pipelines to our plants.

Electricity

Each of our 55 million gallon plants require between 34 and 40 million kilowatt hours of electricity per year, while our 110 million gallon plants use between 61 and 77 million kilowatt hours per year. We have entered into agreements with MidAmerican Energy concerning the purchase of electricity for the Shenandoah plant. In Superior, we have entered into agreements with Iowa Lakes Electrical Cooperative to supply electricity to the facility. Our Obion plant purchases its electricity from Gibson Electric Company under a multi-year agreement. At our Bluffton facility, electricity is purchased from Bluffton Utilities, the local municipal electrical utility.

Water

Each of our plants requires a significant supply of water. The water requirements for our 55 mmgy plants range from approximately 400 to 800 gallons per minute, while our 110 mmgy plants consume 900 to 1,200 gallons per minute. Much of the water used in an ethanol plant is recycled back into the process. The plants require boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize minerals and substances that would harm the boiler. Recycled process water cannot be used for this purpose. Cooling tower water is deemed non-contact water (it does not come in contact with the mash) and, therefore, can be regenerated back into the cooling tower process.

We are using “grey water,” which is discharge water from the local municipal water treatment facility, at the Shenandoah plant for the cooling tower. The City of Shenandoah has agreed to provide us this water for the cost of pumping the water from their treatment plant to our site. It is anticipated that this water will comprise about two thirds of the water that we will use at this plant. We also purchase the potable water, which is needed for the fermentation process itself (water that comes into contact with the mash) and for other requirements of the facility, from the City of Shenandoah.

At the Superior site, two onsite wells provide the water needed to operate the plant. The Superior plant operates a filtration system to purify the well water that is utilized for its operations.

Although each of our 110 mmgy plants expects to satisfy the majority of its water requirements from wells located on the respective properties, each anticipates that it will obtain potable water for certain processes from local municipal water sources at prevailing rates. Each facility operates a filtration system to purify the well water that is utilized for its operations.

Our Primary Competition

According to the Renewable Fuels Association, as of November 2008, there were 34 operational ethanol plants in Iowa, with an additional three ethanol plants under construction. The plants are concentrated, for the most part, in the northern and central regions of the state where a majority of the corn is produced. Green Plains Grain, which was acquired in April 2008, provides our Superior ethanol plant an integrated source of corn for ethanol production in an otherwise competitive market. This allows the plant to source corn directly from local producers who are customers of Green Plains Grain and at times provides a competitive advantage over other local ethanol producers. As of November 2008, the state of Indiana had ten operating ethanol plants with one under construction while the state of Tennessee had only two operational ethanol production facilities with one under construction. Competition for corn supply from other ethanol plants and other corn consumers exists in all areas and regions in which our plants operate.

We will also be in direct competition with numerous other ethanol producers located throughout the United States, many of whom have much greater resources. According to information obtained from the Renewable Fuel Association as of November 2008, there were 180 producing ethanol plants/companies within the United States, capable of producing 11.1 billion gallons of ethanol annually. As of that date, 21 new plants were under construction and two of the currently operating plants were expanding their capacity. Once completed, the new plants under construction and in various stages of expansion will be able to produce an additional 2.3 billion gallons per year. As a result, we believe that by the end of 2009, U.S. ethanol production capacity will be approximately 13.4 billion gallons on an annual basis. Therefore, we expect that our plants will compete with many other ethanol producers and we anticipate that such competition will be intense.

Even with news of expansion and increased production, there are many ethanol companies that are facing shutdowns or foreclosure due to the unstable nature of the economy. Large ethanol companies are reducing production because of compressed margins and limited liquidity. VeraSun Energy Corporation, the second largest ethanol producer in the U.S. and currently operating under bankruptcy protection, has shut down 12 of its 16 ethanol production facilities. Several other plants have filed for bankruptcy protection. The Company believes these developments may affect supply and demand of ethanol, corn and distillers grains.  Bankruptcy filings and plant closures may also affect the pace of industry consolidation, which may provide additional opportunities for growth.

Proximity of other ethanol plants has increased competition for the supply of corn feedstock, which may cause higher prices for the corn we consume in our ethanol production. Our acquisitions of Green Plains Grain and the Essex grain elevator have helped our Iowa production facilities have a supply-side partner in the procurement of corn. In 2008, in addition to our production, the largest ethanol producers in the U.S. included Archer Daniels Midland, POET, VeraSun Energy Corporation and Aventine Renewable Energy Holdings, Inc.

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

Sales and Marketing

There is limited seasonality, if any, to the ethanol production, marketing and distribution businesses.

Ethanol Marketing Services

The Company markets ethanol in different geographic locations around the U.S. and has built an in-house, fee-based marketing business that provides ethanol marketing services to other producers in the ethanol industry.

Initially, Green Plains Shenandoah and Green Plains Superior had contracted with RPMG, Inc. (“RPMG”), an independent marketer, to purchase all of the ethanol produced at our Iowa plants. In September 2008, we terminated our ethanol marketing contract with respect to the Shenandoah plant. In January 2009, our ethanol marketing contract for the Superior plant terminated. We brought ethanol marketing and distribution in-house for both Shenandoah and Superior.

Green Plains Bluffton and Green Plains Obion entered into ethanol marketing agreements with Aventine Renewable Energy, Inc. (“Aventine”) for the sale of all of the ethanol the respective plants produced. Under the agreements, we sold our ethanol production exclusively to Aventine at a price per gallon based on a market price at the time of sale, less certain marketing, storage, and transportation costs, as well as a profit margin for each gallon sold. In February 2009, the Aventine agreements terminated and a settlement was negotiated with respect to the agreements and related matters. We brought ethanol marketing and distribution in-house for both Bluffton and Obion.

Both RPMG and Aventine had entered into lease arrangements to secure sufficient availability of railcars to ship the ethanol produced at the respective plants with which they had contracted. Green Plains Superior, Green Plains Bluffton and Green Plains Obion have now assumed the various railcar leases.

Green Plains Trade Group LLC (“Green Plains Trade”), a wholly-owned subsidiary of the Company, is now responsible for the sales, marketing and distribution of all ethanol produced at our four production facilities. Green Plains Trade also provides ethanol marketing services to third-party ethanol producers with expected operating capacity of 305 million gallons per year. This ethanol is marketed in local, regional and national markets under short-term sales agreements with integrated energy companies, jobbers, retailers, traders and resellers. Under these agreements, ethanol is priced under fixed and indexed pricing arrangements. Our plan is to selectively expand our third-party ethanol marketing operations.

Distillers Grains

The market for the distillers grains by-product generally consists of local markets for DDG, WDG and WMDG, and national markets for DDG. If all of our distillers grains were marketed in the form of DDG, we expect that our ethanol plants would produce approximately 1,020,000 tons of distillers grains annually. In addition, the market can be segmented by geographic region and livestock industry. The bulk of the current demand is for DDG delivered to geographic regions without significant local corn or ethanol production.

Green Plains Trade markets the distillers grains for our Shenandoah, Bluffton and Obion facilities. For our Superior facility, approximately two-thirds of the plant’s total distillers grains production is DDG, which is marketed by CHS, Inc. to the beef, dairy, swine, and poultry markets, along with various rail markets. The remaining one-third of our distillers grains production is marketed by Green Plains Trade in the form of WDG and syrup. The CHS marketing agreement for our Superior plant is set to expire in July 2009.

Most of the Shenandoah distillers grains are shipped in the form of MWDG and sold into the Iowa and Nebraska feedlot markets. The remainder is shipped as DDG into the Kansas feedlot and Arkansas poultry markets, as well as Texas and west coast rail markets. The eastern U.S. is a very important market for our Bluffton and Obion plants. The Bluffton plant ships distillers grains by truck to local dairy and beef operations, while our Obion plant ships distillers grains by truck to local dairy, beef and poultry operations. Also, with the proximity of Obion to the Mississippi River, at certain times of the year, the Obion plant will truck product to the Mississippi River to be loaded on a barge destined for export markets through the New Orleans export corridor. We also ship by railcars from both the Obion and Bluffton plants into Eastern and Southeastern feed mill, poultry and dairy operations, as well as to domestic trade companies. Access to these markets allows us to move product into the market that provides the highest equity return to these plants.

Transportation and Delivery

The use of truck and rail allows the plants to quickly move large quantities of ethanol to the markets that provide the greatest return. Deliveries to the majority of the local markets, within 150 miles of the plants, are generally transported by truck, and deliveries to more distant markets are shipped by rail using major U.S. rail carriers.

Our market strategy includes shipping a substantial amount of distiller grains as DDG to regional and national markets by rail. We also move DDG to market from Obion by barge to ports down the Mississippi River from loading facilities in Kentucky and Tennessee.

Each of our plants is designed with unit-train load out capabilities and access to railroad mainlines. To meet the challenge of marketing ethanol and distillers grains to diverse market segments, each of our plants have extensive rail siding capable of handling more than 150 railcars at their production facilities. At the Bluffton, Obion and Superior locations, we built a large set of loop tracks, which enables us to load unit trains of both ethanol and DDGS. Our Bluffton plant has two spurs connecting the site’s rail loop to the Norfolk Southern railroad, which lies directly adjacent to the facility. Our Obion plant has a spur connecting the site’s rail loop to the Canadian National railroad, which lies adjacent to the facility. Our Superior plant lies adjacent to the rail lines of the Union Pacific railroad. A spur of the Burlington Northern Santa Fe railroad runs adjacent to our plant in Shenandoah, which allows us to move and store railcars at the site. These rail lines allow us to sell our products to various regional and national markets. The rail providers for our ethanol production facilities can switch cars to most of the other major railroads, allowing the plants to easily ship ethanol and distillers grain throughout the U.S.

Agribusiness Operations

Green Plains Grain is a grain and farm supply business, which operates four lines of business: bulk grain, agronomy, livestock feed and petroleum. It has facilities in seven communities in Northwest Iowa near our Superior ethanol plant.

Green Plains Grain buys bulk grain, primarily corn, soybeans and oats from area producers and provides grain drying and storage services to those producers. The grain is then sold to grain processing companies and area livestock producers. Green Plains Grain sells diesel, soydiesel, gasoline (including E10, E20, E30, E50 and E85 blends) and propane, primarily to farmers and consumers who buy at retail. We also sell feed to area farmers and integrators for the production of swine, cattle and poultry in the area. Green Plains Grain has agronomists on staff who consult with producers; sell anhydrous ammonia, dry and liquid agricultural nutrients, and agricultural inputs (nutrients, chemicals, seed and supplies); and provide application services to area producers.

Seasonality is present within our agribusiness operations. The spring planting (fertilizer, seed, crop protection products, and fuel) and fall harvest (fuel, grain receipts, and grain drying and storage) periods have the largest seasonal impact, directly impacting the quarterly operating results of Green Plains Grain. This seasonality generally results in higher revenues and stronger financial results during the second and fourth quarters while the financial results of the first and third quarters generally will reflect periods of lower activity.

Segment Information

With the closing of the Merger, we began to review our operations in three separate operating segments. These segments are: (1) production of ethanol and related by-products (which we collectively refer to as “Ethanol Production”), (2) grain warehousing and marketing, as well as sales and related services of agronomy and petroleum products (which we collectively refer to as “Agribusiness”) and (3) marketing and distribution of Company-produced and third-party ethanol and distillers grains (which we refer to as “Marketing and Distribution”).

Financial information related to our business segments is included Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and in the notes to the consolidated financial statements included elsewhere in this report.

Employees

As of December 31, 2008, we had 308 full-time, part-time and temporary or seasonal employees. At that date, we employed 30 people in Omaha, 98 at Green Plains Grain and the remainder at our four ethanol production facilities. Our ethanol plants and agribusiness facilities are in rural areas with low unemployment. There is no assurance that we will be successful in attracting and retaining qualified personnel in these locations at a reasonable cost.

We have and intend to continue to enter into written confidentiality and assignment agreements with our officers and employees. Among other things, these agreements require such officers and employees to keep strictly confidential all proprietary information developed or used by us in the course of our business.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act) are available free of charge on our website at www.gpreinc.com as soon as reasonably practicable after we file or furnish such information electronically with the SEC. Also available on our website in our corporate governance section are the charters of our audit, compensation, and nominating committees, and a copy of our code of conduct and ethics that applies to our directors, officers and other employees, including our Chief Executive Officer and all senior financial officers. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

ITEM 1A.  RISK FACTORS.

We operate in an evolving industry that presents numerous risks. Many of these risks are beyond our control and are driven by factors that often cannot be predicted. Prospective purchasers of our securities should carefully consider the risk factors set forth below, as well as the other information appearing in this report, before making any investment in our securities. If any of the risks described below or in the documents incorporated by reference in this Form 10-K actually occur, the respective business, financial results, financial conditions of the Company and the stock price of the Company could be materially adversely affected.  These risk factors should be considered in conjunction with the other information included in this Form 10-K.

Risks Related to the Company

Our business success is dependent on our ability to attract and retain key personnel.

Our ability to operate our business and implement our strategies effectively depends, in part, on the efforts of our executive officers and other key personnel. Our executive officers have developed expertise in ethanol and related industries, and they have hired qualified managers and key personnel to operate our plants, our grain business, and our marketing and distribution business. However, they have limited experience in managing a vertically-integrated ethanol company. We are evaluating and continuing to recruit for the areas of expertise that we need to facilitate management of a large, complex ethanol company. There is no assurance that we will be successful in attracting or retaining such individuals because of the limited number of individuals with expertise in this area and a competitive market with many new plants in operation and several under development. The inability to retain our executive officers, managers or other key personnel, or recruit qualified replacements, may negatively impact us by impairing our ability to operate efficiently or execute our growth strategies.

We have limited operating histories in the ethanol industry.

We were formed in June of 2004 and our first ethanol plant, located in Shenandoah, IA, began operations in August 2007. Our other ethanol plants, located in Superior, IA, Bluffton, IN and Obion, TN commenced operations in the third, third and fourth quarters of calendar 2008, respectively. Neither we nor any of our subsidiaries have any other history of operations as ethanol producers or grain business operators. Our new and proposed operations are subject to all the risks inherent in the establishment of new business enterprises. Even though our management team has substantial experience, with much of it in ethanol, other energy-related businesses and grain operations, there is no assurance that we will be successful in our efforts to operate our ethanol facilities. Even if we successfully meet these objectives, there is no assurance that we will be able to market the ethanol and distillers grains produced or operate the plants profitably.

We have a history of operating losses under reverse merger accounting rules and may never achieve profitable operations.

As a result of reverse merger accounting, VBV was considered the acquiring entity for financial statement purposes. At the time of the merger, VBV had an accumulated deficit. Although the accumulated deficit originated during the period prior to initial operations when VBV was a development stage company, the Company has generated a net loss since that time. No assurance can be given that we will be able to operate profitably in the future.

In addition, since the Merger occurred toward the end of our fiscal year and involved complex legal and accounting issues, we performed a tentative allocation of the purchase price using preliminary estimates of the values of the assets and liabilities acquired. We have engaged an expert to assist in the determination of the purchase price allocation. We believe the final allocation will be determined during 2009 with prospective adjustments recorded to our financial statements at that time, if necessary. The true-up of the purchase price allocation could result in gains or losses recognized in our consolidated financial statements in future periods.

We may fail to realize all of the anticipated benefits of the merger with VBV.

In order to realize the anticipated benefits and cost savings of the Merger, we combined our businesses with those of VBV and its subsidiaries. If we are not able to achieve the objectives of the Merger, the anticipated benefits and cost savings may not be realized fully, or at all, or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, disruption of the Company’s ongoing businesses, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers and employees. Integration efforts, including diversion of management’s attention and resources, could have an adverse effect on our results of operations during and following this transition period.

If we are unable to manage growth profitably, our business and financial results could suffer.

Our future financial results will depend in part on our ability to profitably manage our core businesses, including any growth that we may be able to achieve. We will need to maintain existing customers and attract new customers, recruit, train, retain and effectively manage employees, as well as expand operations, customer support and financial control systems. If we are unable to manage our businesses profitably, including any growth that we may be able to achieve, our business and financial results could suffer.

If our cash flow from operations is insufficient to service our indebtedness, then the value of our stock could be significantly reduced and our business may fail.

Our ability to repay current and anticipated future indebtedness will depend on our financial and operating performance and on the successful implementation of our business strategies. Our financial and operational performance will depend on numerous factors including prevailing economic conditions, volatile commodity prices, and financial, business and other factors beyond our control. If we cannot pay our debt service, we may be forced to reduce or delay capital expenditures, sell assets, restructure our indebtedness or seek additional capital. If we are unable to restructure our indebtedness or raise funds through sales of assets, equity or otherwise, our ability to operate could be harmed and the value of our stock could be significantly reduced.

Our lenders hold security interests in the respective subsidiary assets upon which they have provided financing, including their property and plants, which means that our shareholders would be subordinate to such lenders in the event of a liquidation of our assets.

If we fail to make debt service payments or if we otherwise default under our loan agreements, our lenders will have the right to repossess the secured assets. Such action would end our ability to continue operations and your rights as a shareholder upon a liquidation of our business would be inferior to the rights of our lenders and other creditors. In the event of our insolvency, liquidation, dissolution or other winding up of affairs, all of our indebtedness must be paid in full before any payment is made to the holders of our common stock. In such event, there is no assurance that there would be any remaining funds after the payment of all of our indebtedness for any distribution to shareholders.

Distressed industry conditions may severely constrain our ability to access incremental debt financing.

Ethanol producers have faced significant distress recently, culminating with several bankruptcy filings by various companies. The capital markets experienced volatility and disruption during late 2008 and early 2009. As a result of these conditions, securing incremental credit commitments from lenders and refinancing existing credit facilities is difficult. Although construction of our plants, along with anticipated levels of required working capital, were funded under long-term credit facilities and we believe we have sufficient liquidity to operate our businesses, increases in liquidity requirements could occur due to, for example, increased commodity prices. Also, our debt facilities have ongoing payment requirements which we expect to meet from our operating cash flow. Our operating cash flow is dependent on our ability to profitably operate our businesses and overall commodity market conditions for corn, ethanol, distillers grains and natural gas. In addition, we may need to raise additional debt financing to fund growth of our businesses. In this market environment, we have limited access to incremental debt financing. This could cause us to defer or cancel growth projects, reduce our business activity or, if we are unable to meet our debt repayment schedules, cause a default in our existing debt agreements. These events could have a materially adverse effect on our operations and financial position.

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

Our Obion plant is located within a recognized seismic zone. The design of this facility has been modified to fortify it to meet structural requirements for that region of the country. We have also obtained additional insurance coverage specific to earthquake risk for this plant. However, there is no assurance that this facility would remain in operation if a seismic event were to occur.

Disruption or difficulties with our information technology could impair our ability to operate.

Our business depends on the effective and efficient use of information technology. A disruption or failure of these systems could cause system interruptions, delays in production and a loss of critical data that could severely affect our ability to conduct normal business operations.

We are subject to financial reporting and other requirements, for which our accounting and other management systems and resources may not be adequately prepared. Any failure to maintain effective internal controls could have a material adverse effect on our business, results of operations and financial condition.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires annual management assessment of the effectiveness of a company’s internal controls over financial reporting and a report by its independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. If we are unable to meet these demands in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to us could be impaired.

In the past, we identified and reported a material weakness in our internal controls over financial reporting, which we have remediated. A “material weakness” is a deficiency, or a combination of control deficiencies, resulting in a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected. Any failure to remediate any material weaknesses or to implement new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. As discussed in Item 9A – Controls and Procedures of this report, management did not perform an assessment of internal controls over financial reporting at December 31, 2008. We cannot provide assurance that management and/or our independent registered public accounting firm will be able to provide an assessment indicating effective operation of internal controls over financial reporting in 2009. In addition, we cannot assure you that we will have no future deficiencies or weaknesses in our internal controls over financial reporting. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract with us.

We sell ethanol and distillers grains, which may result in concentrations of credit risk from a variety of customers, including major integrated oil companies, large independent refiners, petroleum wholesalers, other marketers and jobbers. We are also exposed to credit risk resulting from sales of grain to large commercial buyers, including other ethanol plants, which we continually monitor. Although payments are typically received within fifteen days from the date of sale for ethanol and distillers grains, we continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. Concentrations of credit risk with respect to inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs. The inability of a third party to make payments to us for our accounts receivable or to provide inventory to us on advances made may cause us to experience losses and may adversely impact our liquidity and our ability to make our payments when due.

Risks Related to Our Operations

Our ability to produce ethanol and operate at a profit is largely dependent on prices of corn, natural gas, ethanol and distillers grains.

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

As a result of price volatility for these commodities, our operating results may fluctuate substantially. Based on recent forward prices of corn and ethanol, we may be operating our plants at low to possibly negative operating margins. Increases in corn prices or decreases in ethanol or distillers grains prices may result in it being unprofitable to operate our plants. No assurance can be given that we will be able to purchase corn at prices anywhere near the historic averages of corn in the states in which our plants are located; that we will be able to purchase natural gas at, or near, its current price; that we will be able to sell ethanol at, or near, current prices; or that we will be able to sell distillers grains at, or near, current prices. Commodities prices have been extremely volatile in the past and are likely to be volatile in the future due to factors beyond our control, such as weather, domestic and global demand, shortages, export prices and various governmental policies in the U.S. and around the world.

We have been, and expect to continue, purchasing the corn for our plants, either directly in the case of Shenandoah and Superior, and indirectly in Obion and Bluffton, in the cash market from farmers and commercial elevators in the areas surrounding the plants, and hedging corn purchases through futures contracts or with options to reduce short-term exposure to price fluctuations. Additionally, when market conditions dictate, corn is purchased from other areas and transported to our plants by rail for our Obion and Bluffton plants. We may contract with third parties to manage our hedging activities and corn purchasing. Our purchasing and hedging activities may or may not lower our respective price of corn, and in a period of declining corn prices, these advance purchase and hedging strategies may result in paying a higher price for corn than our competitors. Further, hedging for protection against the adverse changes in the price of corn may be unsuccessful, and could result in substantial losses.

Substantial fluctuations in the price of corn over the past year have caused some ethanol plants to temporarily cease production or operate at a loss. Significant price fluctuations may occur in the future. Increased ethanol production from new or expanded ethanol production facilities may increase the demand for corn and increase the price of corn or decrease the availability of corn in areas where we intend to source corn for our plants. We may have to source corn from greater distances from our plants at a higher delivered cost. If a period of high corn prices were to be sustained for some time, such pricing may have a material adverse effect on our operations, cash flows and financial performance.

Our revenues will also be dependent on the market prices for ethanol and distillers grains. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand of ethanol and corn, the price of gasoline and corn, the level of government support, and the availability and price of competing products.

We attempt to manage price fluctuations of our inputs and outputs simultaneously using various hedging methods. We have been, and expect to continue, selling ethanol and distillers grains from our plants in the cash markets, and hedging through futures contracts or with options to reduce short-term exposure to price fluctuations. Our key objective is to lock in profitable margins between the cost of the corn and the value of the ethanol we process regardless of ethanol prices. Price relationships of ethanol, gasoline and corn are continually changing based on market forces and may result in reduced competitiveness of ethanol in the marketplace, which may have a material adverse effect on our operations, cash flows and financial performance.

Green Plains Obion and Green Plains Bluffton have entered into corn purchase agreements that limit their ability to purchase corn on the open market.

Green Plains Bluffton has contracted with Cargill Incorporated, through its AgHorizons Business Unit (“Cargill”), for all of its corn supplies. Green Plains Obion has contracted with Obion Grain as its exclusive supplier for corn obtained in Obion County, Tennessee and the seven contiguous counties in Tennessee and Kentucky. Our Obion plant has entered into an agreement with Central States Enterprises, Inc. (“Central States”) for its corn needs that are satisfied by rail shipment. Because of our Bluffton plant’s corn purchase agreement with Cargill and our Obion plant’s corn purchase agreements with Obion Grain and Central States, both our Obion and Bluffton plants are unable to purchase all, or any in the case of our Bluffton plant, of their corn supplies on the open market, which may place the plants at a greater risk to any price fluctuations that may arise and may have a material adverse effect on the operations, cash flows and financial performance of such plants.

We do not have shareholder corn delivery agreements to assure that our plants have a source for corn and to protect from corn price fluctuations.

Many producers of ethanol have corn delivery programs that require their members or shareholders to deliver specified quantities of corn to the producer at established, formula or market prices. These agreements may, at times, protect producers from supply and price fluctuations. We do not have corn delivery agreements and are required to acquire substantial quantities of corn in the marketplace based on prevailing market prices. If the supplies of corn available to us are not adequate, we may not be able to procure adequate supplies of corn at reasonable prices. This could result in a utilization of less than the full capacity of the plants, reduced revenues, higher operating costs, and reduced income or losses.

We cannot provide any assurance that there will be sufficient demand for ethanol to support current ethanol prices.

Ethanol production has expanded rapidly in recent years. To support this rapid expansion of the industry, domestic ethanol consumption must continue to increase. In the past, the domestic market for ethanol was largely dictated by federal mandates for blending ethanol with gasoline The RFS level for 2009 of 10.5 billion gallons is approximately equal to current domestic production levels. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the blender’s credit and the RFS. Any significant increase in production capacity beyond the RFS level might have an adverse impact on ethanol prices.

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

Beyond the federal mandates, there are limited markets for ethanol. Discretionary blending and E85 blending is an important secondary market. Discretionary blending is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. A reduction in the demand for our products may depress the value of our products, erode our margins, and reduce our ability to generate revenue or to operate profitably. Consumer acceptance of E85 fuels and flexible-fuel technology vehicles is needed before there will be any significant growth in market share. Additional infrastructure is also needed to deliver high-level blends to the end consumer. International markets offer possible opportunities. Certain states have adopted policies to encourage the use of mid-level blends which do not require flexible-fuel technology. Ethanol also has foreseeable applications as an aviation or locomotive fuel. Limited markets also exist for use of ethanol as an antiseptic, antidote or base compound for further chemical processing. Unfortunately, all these additional markets are undeveloped.

At present, we cannot provide any assurance that there will be any material or significant increase in the demand for ethanol beyond the increases in mandated gasoline blending. Increased production in the coming years is likely to lead to lower ethanol prices. Additionally, the increased production of ethanol could have other adverse effects as well. For example, the increased production could lead to increased supplies of by-products from the production of ethanol, such as distillers grains. Those increased supplies could lead to lower prices for those by-products. Also, the increased production of ethanol could result in a further increase in the demand for corn. This could result in higher prices for corn creating lower profits. There can be no assurance as to the price of ethanol, corn or distillers grains in the future. Adverse changes affecting these prices may have a material adverse effect on our operations, cash flows and financial performance.

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

At present, the ethanol industry is primarily comprised of firms that engage exclusively in ethanol production and large integrated grain companies that produce ethanol along with their base grain businesses. Until recently, oil companies, petrochemical refiners and gasoline retailers have not been engaged in ethanol production to a large extent. These companies, however, form the primary distribution networks for marketing ethanol through blended gasoline. If these companies seek to engage further in direct ethanol production, there will be less of a need to buy ethanol from independent ethanol producers. Such a structural change in the market could result in a material adverse effect on our operations, cash flows and financial performance.

The price of distillers grains is affected by the price of other commodity products, such as soybeans and corn, and decreases in the price of these commodities could decrease the price of distillers grains, which will decrease the amount of revenue we may generate.

Distillers grains compete with other protein-based animal feed products. The price of distillers grains may decrease when the prices of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which these products are derived. Downward pressure on commodity prices, such as soybeans and corn, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains. Decreases in the price of distillers grains will result in lower revenues.

Engaging in hedging activities to minimize the potential volatility of ethanol, corn, distillers grains and natural gas prices could result in substantial costs and expenses.

In an attempt to minimize the effects of the volatility of ethanol, corn, distillers grains and natural gas prices on operating profits, we have entered into hedging positions in futures markets and have utilized other derivative contracts, and will likely take additional hedging positions in these commodities in the future. Hedging means protecting the price at which we buy or sell a commodity product in the future. It is a way to attempt to reduce the risk caused by price fluctuations. The effectiveness of such hedging activities is dependent upon, among other things, the cost and the market liquidity of the underlying commodities. Although we will attempt to link hedging activities to sales plans and purchasing activities, such hedging activities can themselves result in costs because price movements in these commodities are highly volatile and are influenced by many factors that are beyond our control.

To the extent we buy and sell commodity derivatives on registered and non-registered exchanges, our derivatives are subject to margin calls. If there is a significant movement in prices in the derivatives market, we could be subject to significant margin calls which would impact our liquidity and our interest expense. There is no assurance that our efforts to mitigate the impact of the volatility of the prices of commodities will be successful, and any sudden change in the price of these commodities could have an adverse affect on our liquidity and profitability.

Our ability to successfully operate is dependent on the availability of energy and water at anticipated prices.

Our plants require a significant and uninterrupted supply of electricity, natural gas and water to operate. There is no assurance that we will be able to secure an adequate supply of energy or water to support current and expected plant operations. If there is an interruption in the supply of energy or water for any reason, such as supply, delivery or mechanical problems, we may be required to halt production. If production is halted for an extended period of time, it may have a material adverse effect on our operations, cash flows and financial performance.

We have entered into agreements with third parties to negotiate and purchase natural gas and secure related natural gas pipeline capacity for our respective plants from third-party providers. There can be no assurance given that we will be able to obtain a sufficient supply of natural gas for our respective plants or that we will be able to procure alternative sources of natural gas on acceptable terms. Higher natural gas prices may have a material adverse effect on our operations, cash flows and financial performance.

We also purchase significant amounts of electricity to operate the plants. Currently, our plants do not have onsite electric generation capability to support plant operations. All electricity must be purchased from third-party electric utilities. We have negotiated an agreement with MidAmerican Energy to supply electricity to the plant in Shenandoah for a period of five years. We have entered into an agreement with the Iowa Lakes Electric Cooperative and the Corn Belt Cooperative to supply electricity to the Superior plant. The Obion plant purchases its electricity from Gibson Electric Company under a multi-year agreement that provided for the infrastructure and provision of electricity over the term of the agreement. Green Plains Bluffton is served by the local, municipal electric utility, Bluffton Utilities. No assurance can be given that we will be able to negotiate contract extensions at favorable rates after the current contract periods are completed. Electricity prices have historically fluctuated significantly. Sustained increases in the price of electricity in the future would increase the costs of production at the plants. As a result, these issues may have a material adverse effect on our operations, cash flows and financial performance.

Sufficient availability and quality of water are important requirements to produce ethanol. The water requirements at the Shenandoah plants are approximately 400 to 800 gallons per minute, depending on the quality of the water at the plants. We believe the City of Shenandoah has sufficient capacities of water to meet those needs and we have a contract with the city to supply grey water to the plant, which is discharge water from the local municipal water treatment facility, at a price that we believe is favorable to our operations. It is anticipated that this water will comprise about two thirds of the water that we will use at this plant. However, no assurance can be given that a prolonged drought could not diminish the water supplies in the areas of the Shenandoah plant, or that we would continue to have sufficient water supplies in the future. We obtain the water supply for the Superior ethanol plant from two wells on the site. The Obion and Bluffton plants require approximately 900 to 1,200 gallons of water per minute. We use onsite wells, supplemented by city services as necessary, for our water needs. If a drought were to occur, we may have to purchase water from other sources, such as the local rural water company or the local municipal water utility, which would cost more. If we ever had to do this, it may have a material adverse effect on its operations, cash flows and financial performance and could even cause one or more of our plants to cease production for periods of time.

Risk of foreign competition from producers who can produce ethanol at less expensive prices than producing it from corn in the United States.

There is an increased risk of foreign competition in the ethanol industry. At present, there is a $0.54 per gallon tariff on foreign ethanol. However, this tariff might not be sufficient to deter overseas producers from importing ethanol into the domestic market, resulting in depressed ethanol prices. It is also important to note that the tariff on foreign ethanol is the subject of ongoing controversy and disagreement amongst lawmakers. Many lawmakers attribute growth in the ethanol industry to increases in food prices. They see foreign competition in ethanol production as a means of controlling food prices. Additionally, the tariff on ethanol has sparked international criticism because it diverts corn from export and prevents Latin American agricultural development.

Foreign competitors are likely to have lower input, energy and labor costs, as well as less restrictive environmental practices and laws. International feedstocks might be less costly and more sustainable than corn. Additionally, the bulk of the domestic ethanol market is located on the coasts in areas of greater population density. It is possible that it could be cheaper to import foreign ethanol via tanker than transport our subsidiaries’ ethanol to coastal markets via rail or truck. The primary source of foreign competition is Brazil, which is the world’s second largest producer after the U.S. Brazil produces ethanol from sugarcane, which as a feedstock costs about 30% to 40% less than corn. Additionally, in comparison to the U.S., the Brazilian ethanol industry is more mature and more fully developed. Much of the industrial infrastructure that the U.S. is lacking is already in place in Brazil.

Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Materially, the threat of imported ethanol either directly from Brazil even with the import tariff, or from a Caribbean Basin source, is very real. While transportation and infrastructure constraints may temper the market impact throughout the U.S., competition from imported ethanol may affect our ability to sell our ethanol profitably, which may have a material adverse effect on our operations, cash flows and financial performance.

If significant additional foreign ethanol production capacity is created, such facilities could create excess supplies of ethanol on world markets which may result in lower prices of ethanol throughout the world, including the U.S. We believe that an increased supply of ethanol in world markets may be mitigated to some extent by increased ethanol demand, due in part to higher oil prices. Such foreign competition is a risk to our businesses. Further, if the tariff on foreign ethanol is ever lifted, overturned, expired, repealed or reduced, our ability to profitably compete with low-cost international producers is questionable. Any penetration of ethanol imports into the domestic market may have a material adverse effect on our operations, cash flows and financial performance.

We depend on our technology providers for ongoing support services.

We are dependent upon our technology providers for ongoing support services at our ethanol plants. Our process technologies are licensed from others. If the plants do not operate to the level anticipated by us in our business plan, we will rely on our technology providers to adequately address such deficiencies. There is no assurance that they will be able to address such deficiencies in an acceptable manner. Failure to do so could have a material adverse effect on our operations, cash flows and financial performance.

If there are defects in the construction of one or more plants, it may negatively affect our ability to operate the plants.

There is no assurance that defects in materials and/or workmanship in the plants will not occur. Under the terms of the design-build contracts, our builders have warranted that the material and equipment furnished to build the plant would be new, of good quality, and free from material defects in material or workmanship at the time of delivery. Though the design-build contracts require our builders to correct all defects in material or workmanship for a period of one year after substantial completion of the plant, material defects in material or workmanship may still occur. Such defects could cause us to halt or discontinue the plant’s operations. Any such event may have a material adverse effect on our operations, cash flows and financial performance.

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

Even if ethanol remains the dominant additive and oxygenate, technological innovation could have a profound impact on the corn ethanol system. The development of cellulosic ethanol obtained from other sources of biomass, such as switchgrass or fast growing poplar trees, could ultimately displace corn ethanol production. Federal policies suggest a long-term political preference for cellulosic processes using alternative feedstocks such as switchgrass, silage, wood chips or other forms biomass. Cellulosic ethanol has a smaller carbon footprint because the feedstock does not require energy-intensive fertilizers and industrial production processes. Additionally, cellulosic ethanol is favored because it is unlikely that foodstuff is being diverted from the market. Several cellulosic ethanol plants are under development. At present, it is unlikely that cellulose is an economically-viable alternative to corn. However, if research and development programs persist, there is the risk that cellulosic ethanol could displace corn ethanol at some point in the future. Although there are probably opportunities to incorporate cellulosic processes into our existing corn ethanol plants, it must be acknowledged that innovation in cellulose might have an adverse impact on our enterprises. Our plants are designed as single-feedstock facilities. Additionally, our plants are strategically located in high-yield, low-cost corn production areas. At present, there is limited supply of alternative feedstocks near our facilities. There is limited ability to adapt the plants to a different feedstock or process system without substantial reinvestment and retooling.

We use Delta T process technologies in Superior. The Shenandoah, Obion and Bluffton plants use ICM process technologies. These process technologies are industry standards. However, they use significant amounts of energy. There is the possibility that new process technologies will emerge that require less energy. The development of such process technologies would result in lower production costs. Our process technologies may become outdated and obsolete, placing us at a competitive disadvantage against competitors in the industry. The development of replacement technologies may have a material adverse effect on our operations, cash flows and financial performance.

Reductions to the RFS mandate or blending industry contraction could result in reduced or unprofitable operations for Blendstar.

Whereas Blendstar takes no commodity price risk associated with offering splash blending and transflowing facilities, it bears volumetric risks associated with industry contraction. Changes in RFS levels, the blender’s credit, or other factors affecting our customers’ ability to profitably blend volumes of ethanol may adversely affect throughput levels at Blendstar’s facilities. Blendstar attempts to mitigate this risk through longer term take or pay contracts. While we believe the RFS will likely force incremental blending regardless of near-term price factors, a contraction in blending volumes in Blendstar’s markets or general industry contraction related to the use of ethanol would likely have an adverse impact on Blendstar’s operations, cash flows and financial performance.

We are exposed to the possibility that a loss may occur from the failure of another party to perform according to the terms of a marketing contract with Green Plains Trade.

Under our third-party marketing agreements, through Green Plains Trade, we purchase all of our contract third-party producers’ ethanol production. In turn, we sell the ethanol in various markets for deliveries in the future. The unexpected interruption or curtailment of production could cause us to be unable to deliver quantities of ethanol sold under the contracts. As a result, we may be forced to purchase replacement quantities of ethanol at higher prices to fulfill these contractual obligations. Costs we incur to acquire replacement quantities to fulfill these contractual obligations or to terminate our sales contracts are recoverable under our third-party marketing agreements. However, these recoveries would be dependent on our third-party producer’s ability to pay, and in the event they were unable to pay, Green Plains Trade’s profitability would be materially and adversely impacted.

The operation of new ethanol plants in Green Plains Grain’s trade territory could substantially reduce the volume of corn that it buys and merchandises, which would adversely affect the operating income of its grain division.

Green Plains Grain’s largest single source of operating income is from buying corn and soybeans from producers and share-crop landlords, drying and storing these grain products, and merchandising them to various purchasers. Four ethanol plants are currently operating within or near Green Plains Grain’s trade territory, which includes our plant in Superior and other plants at Ashton, Emmetsburg and Hartley, all located in northwest Iowa. Two additional ethanol plants, in Albert City, IA and Welcome, MN, have been built in or near Green Plains Grain’s trade territory and are idle at this time. In addition, another ethanol operator has announced its intention to complete construction of an ethanol plant at Fairmont, MN. If the Fairmont plant is eventually constructed and all plants in or near Green Plains Grains’ trade territory are operated at full capacity, we estimate that these ethanol plants would buy approximately 206 million bushels of corn each year. This compares to approximately 23 and 18 million bushels of corn that Green Plains Grain merchandized during the 2008 and 2007 calendar years, respectively.

The significant capital costs of an ethanol plant and the high costs of temporarily shutting down an ethanol plant provide strong incentives for these plants to be continuously operated, even during periods of high corn prices relative to the price of ethanol. As a result, the operators of ethanol plants often are willing to buy the corn necessary to maintain production at prices that may exceed the prices being paid by other corn end-users. In contrast, Green Plains Grain is limited in the price that it can pay for corn by the prices at which it can sell the corn to various buyers. This disparity in corn pricing may result in Green Plains Grain being unable to profitably buy corn during certain periods, which would reduce the annual volume of corn and its operating profits. Green Plains Grain may also be forced to pay higher prices for corn in order to fulfill contractual grain delivery obligations, resulting in a loss on the purchase and resale of corn or a reduction in the profit margin on such corn.

It is impossible to predict the impact of the operation of these ethanol plants within or near Green Plains Grain’s trade territory on Green Plains Grain’s profitability since there is no comparable historical experience.

The markets for Green Plains Grain’s products are highly competitive.

Competitive pressures in all of Green Plains Grain’s businesses could affect the price of and customer demand for its products, thereby negatively impacting its profit margins and resulting in a loss of market share. In addition to the special risks from the ethanol industry discussed above, Green Plains Grain’s grain business also competes with other grain merchandisers, grain processors and end-users for the purchase of grain, as well as with other grain merchandisers, private elevator operators and cooperatives for the sale of grain. Many of Green Plains Grain’s competitors are significantly larger and compete in more diverse markets. The failure of Green Plains Grain to effectively compete in its markets would reduce its profitability.

Green Plains Grain’s business may be adversely affected by conditions beyond its control, including weather conditions, political developments, disruptions in transportation, and international petroleum risks.

Many of Green Plains Grain’s business activities are dependent on weather conditions. Weather risks may result in: (1) a reduction in the sales of fertilizer and pesticides caused by too much rain during application periods, (2) a reduction in grain harvests caused by too little or too much rain during the growing season, (3) a reduction in grain harvests caused by too much rain or an early freeze during the harvest season, and (4) damage to corn stored on an open pile caused by too much rain and warm weather before the corn is dried, shipped, consumed or moved into a storage structure.

National and international political developments subject Green Plains Grain’s business to a variety of security risks, including bio-terrorism, and other terrorist threats to data security and physical loss to its facilities. In order to protect itself against these risks and stay current with new government legislation and regulatory actions, Green Plains Grain may need to incur significant costs. No level of regulatory compliance can guarantee that security threats will never occur.

If there were a disruption in available transportation due to natural disaster, strike or other factors, Green Plains Grain may be unable to get raw materials inventory to its facilities, product to its customers, or ship grain to market. This could disrupt Green Plains Grain’s operations and cause it to be unable to meet its customers’ needs or fulfill its contractual grain delivery obligations.

The international nature of petroleum production, import restrictions, embargoes and refining capacity limitations could severely impact the availability of petroleum products causing severe economic hardship on the performance of Green Plains Grain’s Petroleum Division.

Many of Green Plains Grain’s business lines are affected by the supply and demand of commodities, and are sensitive to factors outside of our control. Adverse price movements could adversely affect its profitability and results of operations.

Green Plains Grain buys, sells and holds inventories of various commodities, some of which are readily traded on commodity futures exchanges. Weather, economic, political, environmental and technological conditions and developments, both local and worldwide, as well as other factors beyond Green Plains Grain’s control, can affect the supply and demand of these commodities and expose it to liquidity pressures due to rapidly rising or falling market prices. Changes in the supply and demand of these commodities can also affect the value of inventories held by Green Plains Grain, as well as the price of raw materials. Increased costs of inventory and prices of raw materials could decrease profit margins and adversely affect profitability.

While Green Plains Grain hedges the majority of its grain inventory positions with derivative instruments to manage risk associated with commodity price changes, including purchase and sale contracts, it is unable to hedge 100% of the price risk of each transaction due to timing, unavailability of hedge contracts counterparties, and third party credit risk. Furthermore, there is a risk that the derivatives Green Plains Grain employs will not be effective in offsetting the changes associated with the risks it is trying to manage. This can happen when the derivative and the hedged item are not perfectly matched. Green Plains Grain’s grain derivatives, for example, do not hedge the basis pricing component of its grain inventory and contracts. (Basis is defined as the difference between the cash price of a commodity in a Green Plains Grain facility and the nearest in time exchange-traded futures price.) Differences can reflect time periods, locations or product forms. Although the basis component is smaller and generally less volatile than the futures component of grain market price, significant unfavorable basis movement on a grain position as large as Green Plains Grain’s can significantly impact its profitability.

Green Plains Grain sells agronomy products to producers which necessitates the purchase of large volumes of fertilizer and chemicals for retail sale. Fixed-price purchase obligations and carrying inventories of these products subject us to the risk of market price fluctuations for periods of time between the time of purchase and final sale.

Green Plains Grain also sells petroleum products to their customers. Gasoline, diesel and propane are purchased for resale to our retail customers. We are also at risk for market changes of these products while in inventory or subject to fixed-price purchase agreements, and while Green Plains Grain uses contracts with customers to help mitigate these price risks, this risk could have a material adverse effect on Green Plains Grain’s profitability.

Green Plains Grain relies on a limited number of suppliers for its products, and the loss of one or several of these suppliers could increase its costs and have a material adverse effect on its business.

Green Plains Grain relies on a limited number of suppliers for its products. If it is unable to obtain these raw materials and products from its current vendors, or if there were significant increases in its suppliers’ prices, it could disrupt operations, thereby significantly increasing its costs and reducing profit margins.

Green Plains Grain may be subject to additional funding requirements for its pension plan, which could negatively impact profits.

Green Plains Grain maintains a defined benefit pension plan. Although benefits under the plan were frozen as of January 1, 2009, Green Plains Grain remains obligated to ensure that the plan is funded in accordance with applicable requirements. As of December 31, 2008, the pension plan’s liabilities exceeded its assets by approximately $1.3 million. Minimum funding standards generally require a plan’s underfunding to be made up over a seven-year period. The amount of underfunding could increase or decrease, based on investment returns of the plan’s assets or changes in the assumed discount rate used to value benefit obligations, which could adversely impact Green Plains Grain’s profitability.

Risks Related to Conflicts of Interest

We have conflicts of interest with our design builders and technology providers which could result in loss of capital and reduced financial performance.

We are and will continue to be advised by one or more employees or associates of our design builders and technology providers. Our design builders and technology providers are expected to continue to be involved in substantially all material aspects of their respective plant operations for some time. Some of our design builders and technology providers have an ownership interest in us. Consequently, the terms and conditions of our agreements and understandings with them may not have been negotiated at arm’s length. Therefore, there is no assurance that our arrangements with such parties are as favorable to them as could have been if obtained from unaffiliated third parties. In addition, because of the extensive role that they are expected to have in the operation of our plants, it may be difficult or impossible for us to enforce claims that it may have against them, if a claim were to arise. If this were to occur, it may have a material adverse impact on our operations, cash flows and financial performance.

Our design builders and technology providers and their affiliates may also have conflicts of interest because employees or agents of the design builders and technology providers are involved as owners, creditors and in other capacities with other ethanol plants in the United States. We cannot require design builders and technology providers to devote their full time or attention to their activities.

Though we will attempt to address actual or potential material conflicts of interest as they arise or become known, we have not established any formal procedures to address or resolve conflicts of interest. There is no assurance that any conflict of interest will not have adverse consequences to our operations, cash flows and financial performance.

Our consultants, vendors and contractors may have financial and other interests that conflict with their interests, and they may place their interests ahead of our interests.

Entities and individuals engaged as suppliers, consultants, vendors and contractors of ours will have financial interests that may conflict with our interests. In addition, the suppliers, consultants, vendors and contactors may have commitments to and financial interests in other ethanol plants located in the same geographic and market area as our plants. As a result, they may have a conflict of interest as they allocate personnel, materials and other resources to our plants and others.

Risks Related to Regulation and Governmental Action

The loss of favorable tax benefits for ethanol production could adversely affect the market for ethanol.

The American Jobs Creation Act of 2004 created the volumetric ethanol excise tax credit. Referred to as the blender’s credit, VEETC provides companies with a tax credit to blend ethanol with gasoline. VEETC expires on December 31, 2010. The Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) amended the amount of tax credit provided under VEETC to 45 cents per gallon of pure ethanol beginning January 1, 2009 and 38 cents per gallon for E85. The elimination or further reduction of VEETC or other federal tax incentives to the ethanol industry would have a material adverse impact on our business by making it more costly or difficult for us to produce and sell ethanol.

The loss of favorable government usage mandates affecting ethanol production could adversely affect the market for ethanol.

Federal law requires the use of oxygenated gasoline. If these mandates are repealed, the market for domestic ethanol would be diminished significantly. Additionally, flexible-fuel vehicles receive preferential treatment in meeting CAFE standards. High blend ethanol fuels such as E85 result in lower fuel efficiencies. Absent the CAFE preferences, it is unlikely that flexible-fuel vehicles could meet standards. Any change in these CAFE preferences could reduce growth of E85 markets and result in lower ethanol prices.

There has been an increase in the number of claims against the use of ethanol as an alternative energy source. Many of such claims attempt to draw a link between recently increasing global food prices and the use of corn to produce ethanol. Others claim that the production of ethanol requires too much energy. Such claims have led some, including members of Congress, to urge the modification of current government policies which affect the production and sale of ethanol in the United States, such as the VEETC, the Renewable Fuels Standard and the Energy Independence and Security Act of 2007 (the “2007 Act”). Similarly, several states which currently have laws which affect the production and sale of ethanol, such as mandated usage of ethanol, have proposed to modify or eliminate such mandates. To the extent that such state or federal laws were modified, the demand for ethanol may be reduced, which could negatively and materially affect our ability to operate profitably.

The Renewable Fuel Standard mandate with respect to ethanol derived from grain could be reduced or waived entirely.

During 2008, the Governor of Texas petitioned the EPA for a waiver of 50 percent of the RFS mandate for the production of ethanol derived from grain, citing adverse economic impact due to higher corn, feed and food prices. The administrator of the EPA did not grant this waiver. However, similar petitions might be filed in the future. Any such RFS waiver, if granted in the future, could adversely affect prices of ethanol and our financial performance in the future.

Recent legislation indicates increasing federal support for cellulosic ethanol as an alternative to corn-derived ethanol.

Recent legislation, such as the American Recovery and Reinvestment Act of 2009 and the Energy Independence and Security Act of 2007, provides numerous funding opportunities in support of cellulosic ethanol. In addition, the amended RFS mandates an increasing level of production of biofuels which are not derived from corn. These policies suggest an increasing policy preference away from corn ethanol and toward cellulosic ethanol. The profitability of ethanol production depends heavily on federal incentives. The loss or reduction of incentives from the federal government in favor of corn-based ethanol production may reduce our profitability.

Our inability to obtain required regulatory permits and/or approvals will impede our ability and may prohibit completely our ability to successfully operate the plants.

Our ethanol production and agribusiness activities are subject to extensive air, water and other environmental regulation. We have had to obtain a number of environmental permits to construct and operate our plants. Ethanol production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. We believe we have obtained the permits necessary for operation of the plants. In addition, the governing state agencies could impose conditions or other restrictions in the permits that are detrimental to us or which increase our costs above those assumed in any such project. Any such event could have a material adverse effect on our operations, cash flows and financial performance.

A change in environmental and safety regulations or violations thereof could impede our ability to successfully operate the plants.

Currently, EPA rules and regulations do not require us to obtain separate EPA approval in connection with operation of the plants. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations. Furthermore, ongoing plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of operations at the plants may increase. If any of these events were to occur, they may have a material adverse impact on our operations, cash flows and financial performance.

Our plants emit carbon dioxide as a by-product of the ethanol production process. The United States Supreme Court recently classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as ethanol plants under the Clean Air Act. In addition, lawmakers have recently indicated an interest in adopting a comprehensive carbon dioxide regulatory scheme, such as a carbon tax or cap-and-trade system. While there are currently no applicable regulations, if state or federal authorities decide to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with such law or regulation. Compliance with future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating our plants profitably, which may have a material adverse impact on our operations, cash flows and financial performance.

We handle potentially hazardous materials in our businesses. If environmental requirements become more stringent or if we experience unanticipated environmental hazards, we could be subject to significant costs and liabilities.

A significant part of our business is regulated by environmental laws and regulations, including those governing the labeling, use, storage, discharge and disposal of hazardous materials. Because we use and handle hazardous substances in our businesses, changes in environmental requirements or an unanticipated significant adverse environmental event could have a material adverse effect on its business. There is no assurance that we have been, or will at all times be, in compliance with all environmental requirements, or that it will not incur material costs or liabilities in connection with these requirements. Private parties, including current and former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us, or contained in its products. We are also exposed to residual risk because some of our facilities and land may have environmental liabilities arising from their prior use. In addition, changes to environmental regulations may require us to modify existing plant and processing facilities and could significantly increase the cost of those operations.

Our agribusiness operations are highly regulated and changes in government regulations or trade association policies could adversely affect our results of operations.

Green Plains Grain’s operations are subject to government regulation and regulation by certain private sector associations, compliance with which can impose significant costs on its business. Failure to comply with such regulations can result in additional costs, fines or criminal action.

Production levels, markets and prices of the grains Green Plains Grain merchandises are affected by federal government programs, which include acreage control and price support programs of the United States Department of Agriculture (“USDA”). In addition, grain sold by Green Plains Grain must conform to official grade standards imposed by the USDA. Other examples of government policies that can have an impact on Green Plains Grain’s business include tariffs, duties, subsidies, import and export restrictions and outright embargos. Changes in government policies and producer supports may impact the amount and type of grains planted, which in turn, may impact Green Plains Grain’s ability to buy grain in its market region. Because a portion of Green Plains Grain’s grain sales are to exporters, the imposition of export restrictions could limit its sales opportunities.

Risks Related to our Common Stock

We have capitalized our company with substantial debt leverage, resulting in substantial debt service requirements that could reduce the value of our stock.

Our capital structure is highly leveraged and our debt service requirements could have important consequences which could reduce the value of our common stock, including:

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

•

placing us at a competitive disadvantage because it may be substantially more leveraged than some of our competitors, particularly older debt-free facilities and facilities that have been or will be reorganized due to bankruptcy;

•

subjecting all, or substantially all of our assets to liens, which means that there will be few, if any, assets available for shareholders in the event of a liquidation; and

•

limiting our ability to adjust to changing market conditions, which could increase our vulnerability to a downturn in our business or general economic conditions.

In the event that we are unable to pay our debt service obligations, we could be forced to: (1) reduce or eliminate dividends to stockholders, if they were to commence or (2) reduce or eliminate needed capital expenditures. It is possible that we could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of our debt. In the event that we are unable to refinance our indebtedness or raise funds through asset sales, sales of equity or otherwise, our business would be adversely affected and we may be forced to liquidate, and investors could lose their entire investment.

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

We are also required to maintain specified financial ratios, including minimum cash flow coverage, minimum working capital and minimum net worth. Our respective loan agreements require us to utilize a portion of any excess cash flow generated by operations to prepay the respective term debt. A breach of any of these covenants or requirements could result in a default under our loan agreements. If any of our subsidiaries default, and if such default is not cured or waived, our lenders could, among other remedies, accelerate their debt and declare that such debt is immediately due and payable. If this occurs, we may not be able to repay such debt or borrow sufficient funds to refinance. Even if new financing is available, it may not be on terms that are acceptable. No assurance can be given that the Company’s future operating results will be sufficient to achieve compliance with such covenants and requirements, or in the event of a default, to remedy such default.

Our stock price is volatile and our stock is thinly traded.

The trading price of our common stock is subject to significant fluctuations in response to many factors, including changes in:

•

conditions in the biofuels industry generally;

•

our business, operations and prospects;

•

our quarterly operating results;

•

market assessments of our business, operations and prospects;

•

federal, state and local laws, governmental regulation and other legal developments affecting the biofuels industry; and

•

market prices for ethanol, distillers grains or feedstocks such as corn or natural gas.

In addition, the volume of trading in our stock is relatively low. For this reason, we have few institutional shareholders and do not receive a significant amount of analyst coverage. Consequently, any investment made in our stock may be relatively illiquid for an indefinite period.

Our common stock may be diluted in value and will be subject to further dilution in value.

As of December 31, 2008, we had outstanding stock options exercisable for 1,311,528 shares of common stock at exercise prices of between $0.14 and $30 per share.  If for any reason we are required in the future to raise additional equity capital, if options are granted or additional shares are issued to our employees, officers or directors, our current shareholders may suffer further dilution to their investment. There is no assurance that further dilution will not occur in the future.

Sales of a substantial number of shares of our common stock could cause the price of our common stock to decline.

We issued 3,373,103 shares of our common stock in the merger with VBV which are freely transferable and resalable without restriction on the Nasdaq Capital Market, and 7,498,369 shares of our common stock were issued to certain “affiliates” in the Merger which may be resold on the Nasdaq Global Market (or such other market as our common stock may be listed on), subject to compliance with Rule 144. In addition, we have granted parties to the shareholders’ agreement that was entered into in connection with the merger with VBV certain rights to demand registration of their shares for public resale, beginning 18 months after the closing of the merger.

Sales of a substantial number of these shares in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline and could impair the ability of our shareholders to sell their shares of common stock in the amounts and at such times and prices as they may desire. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

Our focus on ethanol could result in the devaluation of our common stock if revenues from our primary products decrease.

Our success is primarily linked to the profitability of producing and selling ethanol and distillers grains. Our lack of business diversification means that we may not be able to adapt to changing market conditions or to handle any significant decline in the ethanol industry, which would have an adverse effect on our operations, cash flows and financial performance. Because we have limited alternative revenue sources and significant capital invested in ethanol production, shareholders could lose some or all of their investment if we are unable to produce and sell ethanol and distillers grains profitably or if the markets for those products decline.

Unidentified Risks

The foregoing discussion is not a complete list or explanation of the risks involved with an investment in this business. Additional risks will likely be experienced that are not presently foreseen by us. Investors are not to construe this report as constituting legal or tax advice. Before making any decision to invest in us, investors should read this entire report, including all of its exhibits, and consult with their own investment, legal, tax and other professional advisors. An investor should be aware that we will assert that the investor consented to the risks and the conflicts of interest described or inherent in this report if the investor brings a claim against us or any of our directors, officers, managers, employees, advisors, agents or representatives.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We currently lease approximately 11,800 square feet of office space in Omaha, Nebraska for our corporate headquarters. This lease expires in October 2011. We believe that our current facilities are adequate for our present and short-term foreseeable needs and that additional suitable space will be available as required.

We own approximately 108 acres of land on which we own and operate a 55 mmgy ethanol plant near Shenandoah, Iowa; approximately 264 acres of land on which we own and operate a 55 mmgy ethanol plant near Superior, Iowa; approximately 419 acres of land on which we own and operate a 110 mmgy ethanol plant near Bluffton, Indiana; and approximately 230 acres of land on which we own and operate a 110 mmgy ethanol plant near Obion, Tennessee. We also lease approximately 129 acres of land near our Obion plant. We believe that the property owned and leased at the sites of our four ethanol plants will be adequate to accommodate our current needs, as well as potential expansion, at those sites.

We own approximately 134 acres of land in seven locations in Northwest Iowa for our agribusiness operations. We own approximately 11 additional acres of land at our grain elevator in Essex, IA. We believe that the property owned at these sites will be adequate to accommodate our current needs, as well as potential expansion.

Our loan agreements grant a security interest in substantially all of our owned real property. See Note 9 – Long-Term Debt and Lines of Credit included herein as part of the Notes to Consolidated Financial Statements for a discussion of our loan agreements.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held a special meeting of stockholders on October 10, 2008. The matters voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

1)

Proposal to approve the VBV Merger, IBE Merger and EGP Merger transactions.

For:	4,340,031	Against:	117,015	Abstain:	6,619	Broker Non-Vote:	-0-

2)

Proposal to approve the issuance of an aggregate of 17,139,000 shares of GPRE common stock (including shares subject to options assumed) pursuant to the Merger and the Stock Purchase.

For:	4,339,606	Against:	117,443	Abstain:	6,616	Broker Non-Vote:	-0-

3)

Proposal to approve the amended and restated articles of incorporation of the Company.

For:	4,333,731	Against:	113,633	Abstain:	16,301	Broker Non-Vote:	-0-

EXECUTIVE OFFICERS OF THE REGISTRANT.

As of December 31, 2008, our executive officers, their ages and their positions were as follows:

Name	Age	Position
Wayne B. Hoovestol	50	Chief Executive Officer and Chairman of the Board
Todd A. Becker	43	President and Chief Operating Officer
Jerry L. Peters	51	Chief Financial Officer
Carl S. (Steve) Bleyl	49	Executive Vice President – Ethanol Marketing
Ron B. Gillis	59	Executive Vice President – Finance and Treasurer
Michael C. Orgas	50	Executive Vice President – Commercial Operations
Edgar E. Seward Jr.	41	Executive Vice President – Plant Operations

WAYNE HOOVESTOL has served as a Director since March 2006 was named as Chairman of the Board on October 15, 2008. Mr. Hoovestol resigned from his position as Chief Executive Officer effective January 1, 2009.  Mr. Hoovestol was appointed Chief Strategy Officer of the Company in March 2009. Mr. Hoovestol was appointed as the Company’s Chief Operating Officer in January 2007 and was named as Chief Executive Officer in February 2007. Mr. Hoovestol began operating Hoovestol Inc., a trucking company, in 1978 and he later formed an additional trucking company known as Major Transport. Mr. Hoovestol sold Major Transport so he could devote a substantial majority of his time to the leadership and strategic oversight of our operations. Mr. Hoovestol became involved with ethanol as an investor in 1995, and has served on the boards of two other ethanol companies.

TODD BECKER was named President and Chief Executive Officer of the Company on January 1, 2009, and was appointed as a Director on March 10, 2009. Mr. Becker served as the Company’s President and Chief Operating Officer from the closing of the VBV merger on October 15, 2008 to December 31, 2008. Mr. Becker had served as Chief Executive Officer of VBV since May 2007. Mr. Becker was Executive Vice President of Sales and Trading at Global Ethanol from May 2006 to May 2007. He had responsibility for setting up the commercial operations of the company. Prior to that, Mr. Becker worked for ten years with ConAgra Foods in various management positions including Vice President of International Marketing for ConAgra Trade Group and President of ConAgra Grain Canada. He has over 20 years of related experience in various commodity processing businesses, risk management and supply chain management. In addition, he has extensive international trading experience in agricultural markets. Mr. Becker has a Masters degree in Finance from the Kelley School of Business at Indiana University and a Bachelor of Science degree in Business Administration with a Finance emphasis from the University of Kansas.

JERRY PETERS joined the Company as Chief Financial Officer in June 2007. Prior to then, Mr. Peters served as Senior Vice President - Chief Accounting Officer for ONEOK Partners, L.P. from May 2006 to April 2007, as its Chief Financial Officer from July 1994 to May 2006, and in various senior management roles prior to that. ONEOK Partners is a publicly-traded partnership engaged in gathering, processing, storage, and transportation of natural gas and natural gas liquids. Prior to joining ONEOK Partners in 1985, Mr. Peters was employed by KPMG LLP as a certified public accountant. Mr. Peters has a Masters degree in Business Administration from Creighton University and a Bachelor of Science degree in Business Administration from the University of Nebraska – Lincoln.

STEVE BLEYL joined the Company as Executive Vice President – Ethanol Marketing upon closing of the VBV merger on October 15, 2008. Mr. Bleyl joined VBV in October 2007 and served in the same position for them. From June 2003 until September 2007, Mr. Bleyl served as Chief Executive Officer of Renewable Products Marketing Group LLC, an ethanol marketing company, building it from a co-operative marketing group of five ethanol plants in one state to seventeen production facilities in seven states. Prior to that, Mr. Bleyl worked for over 20 years in various senior management and executive positions in the fuel industry.  Mr. Bleyl has a Masters degree in Business Administration from the University of Oklahoma and a Bachelor of Science degree in Aerospace Engineering from the United States Military Academy.

RON GILLIS joined the Company as Executive Vice President – Finance and Treasurer upon closing of the VBV merger on October 15, 2008.  Mr. Gillis joined VBV in August 2007, serving as its Chief Financial Officer. From May 2005 until July 2007, Mr. Gillis served as Chief Financial Officer of Renewable Products Marketing Group LLC, an ethanol marketing company. Prior to that, Mr. Gillis served for over 20 years in senior financial management, control and audit positions with ConAgra Foods Inc. in the commodity trading area, both domestic and international. Mr. Gillis is a certified management accountant and holds an Honors Commerce degree from the University of Manitoba.

MIKE ORGAS joined the Company as Executive Vice President – Commercial Operations in November 2008. Mr. Orgas has extensive experience in supply chain management, logistics, risk management, and strategic planning. From May 2004 to October 2008, Mr. Orgas served as the Director of Raw Materials Strategic Sourcing and Risk Management for the Malt-O-Meal Company. From February 2003 to December 2003, Mr. Orgas was a Partner in the Agribusiness/Food Practice of McCarthy & Company, an advisory services firm. Prior to that, Mr. Orgas served as Regional Manager of the Northern States and Director of Integrated Supply Chain Management for ConAgra Foods, Inc. and as Senior Manager of Operations, Transportation and Trading of the northwest region for General Mills. Mr. Orgas has a Masters degree in Business Management from the University of Montana and a Bachelor of Science degree in Business Administration from the University of Minnesota.

EDGAR SEWARD joined the Company as Executive Vice President – Plant Operations upon closing of the VBV merger on October 15, 2008. From May 2006 until the closing of the VBV merger, Mr. Seward served as the General Manager for Indiana Bio-Energy, LLC, where he managed development of the Bluffton ethanol facility from its inception through construction, staffing and operations. From January 2004 to April 2006, Mr. Seward served as a General Manager for United Bio-Energy, LLC, where he managed development of and provided technical support for multiple dry mill ethanol facilities. From October 2002 to December 2003, Mr. Seward served as a project manager for ICM, Inc., where he was actively involved in the design and specifications for dry milling technologies and facilities. Prior to that, Mr. Seward served in operations for a bio-technology business in the United Kingdom and in operations management at Aventine Renewable Energy. Mr. Seward has a Masters degree in Business Administration from the University of Illinois and a Bachelor of Science degree in Biology from Culver-Stockton College.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades under the symbol “GPRE” on The NASDAQ Global Market. Pursuant to NASDAQ trading rules related to reverse merger transactions, our shares traded under the symbol “GPRED” for a period of 20 business days after closing of the Merger. We resumed trading under “GPRE” on November 10, 2008. Currently, our shares are thinly traded. No assurance can be given that our stock will continue to be traded on any market or exchange in the future, or that our shares will become more liquid. Our shares may continue to trade on a limited, sporadic and highly volatile basis. The following table sets forth, for the periods indicated, the high and low common stock sales price as reported by NASDAQ.

	High	Low
Year Ended December 31, 2008
Three months ended December 31, 2008 (1)	$8.29	$0.05
Three months ended September 30, 2008	7.75	4.00
Three months ended June 30, 2008	10.64	5.55
Three months ended March 31, 2008	14.14	6.69

Year Ended December 31, 2007
Three months ended December 31, 2007	15.84	8.52
Three months ended September 30, 2007	20.00	9.57
Three months ended June 30, 2007	23.35	16.50
Three months ended March 31, 2007	25.00	19.10
_________________ (1) Closing price of the Company’s common stock on December 31, 2008 was $1.84.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plans

The following table sets forth, as of December 31, 2008, certain information related to the Company’s compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans
approved by security
holders (1)	901,528	$15.08	231,777
Equity compensation plans
not approved by
security holders (2)	410,000	$ 7.12	0

Total	1,311,528	$12.59	231,777

____________________

(1)  The maximum number of shares that may be issued under the 2007 Equity Incentive Plan as option grants, restricted stock awards, restricted stock units, stock appreciation rights, direct share issuances and other stock-based awards is 1,000,000 shares of our common stock. Also included are 267,528 shares assumed in the Merger.

(2)  In connection with the Merger, 150,000 fully-vested options were issued to Todd A. Becker on October 16, 2008 as an inducement grant pursuant to the Becker Employment Agreement. Grants were given to six individuals for a total of 260,000 options as inducement to enter into employment arrangements with Green Plains. One-quarter of those options vested on the date of grant, with one-quarter vesting on the same date in each of the three years thereafter.

Holders of Record

As of December 31, 2008, as reported to us by our transfer agent, there were 1,925 holders of record of our common stock, not including beneficial holders whose shares are held in names other than their own. This figure does not include 3,817,689 shares held in depository trusts. Total active certificates, including depository trust shares, were 2,078.

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

Performance Graph

In accordance with applicable SEC rules, the following table shows a line-graph presentation comparing cumulative stockholder return on an indexed basis with a broad equity market index and either a nationally-recognized industry standard or an index of peer companies selected by the Company for the two fiscal years ended November 30, 2006 and 2007, and for the 13-month period ended December 31, 2008. We have selected the NASDAQ Composite Index (IXIC) and the NASDAQ Clean Edge U. S. Index (CLEN) for comparison. The graph assumes that the value of the investment in the Company’s Common Stock and each index was $100 at November 30, 2005, the approximate date upon which the Company closed its first public offering (at an initial public offering price of $10 per share), and that all dividends were reinvested.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN*

Among Green Plains Renewable Energy. The NASDAQ Composite Index

And The NASDAQ Clean Edge U.S. Liquid Series Index

* $100 invested on 11/30/05 in stock or index, including reinvestment of dividends

Fiscal year ending December 31.

	11/05	11/06	11/07	12/08

Green Plains Renewable Energy	$100.00	$227.10	$100.00	$18.40
NASDAQ Composite	$100.00	$111.76	$122.48	$71.01
NASDAQ Clean Edge U.S. Liquid Series	$100.00	$105.68	$187.43	$69.23

The information contained in the Performance Graph will not be deemed to be “soliciting material” or to be “filed” with the SEC, nor will such information be incorporated by reference into any future filing of the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into any such filing.

ITEM 6.  SELECTED FINANCIAL DATA.

Reverse Acquisition Accounting

The Company accounted for its merger with VBV under the purchase method of accounting for business combinations pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations.” Under the purchase method of accounting in a business combination effected through an exchange of equity interests, the entity that issues the equity interests is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interests. SFAS No. 141 requires consideration of the facts and circumstances surrounding a business combination that generally involve the relative ownership and control of the entity by each of the parties subsequent to the merger. Based on a review of these factors, the merger with VBV was accounted for as a reverse acquisition (i.e., Green Plains was considered the acquired company and VBV was considered the acquiring company). As a result, Green Plains’ assets and liabilities as of October 15, 2008, the date of the merger closing, have been incorporated into VBV’s balance sheet based on the fair values of the net assets acquired, which equaled the consideration paid for the acquisition. SFAS No. 141 also requires an allocation of the acquisition consideration to individual assets and liabilities including tangible assets, financial assets, separately recognized intangible assets, and goodwill. Further, the Company’s operating results (post-merger) include VBV’s operating results prior to the date of closing and the results of the combined entity following the closing of the merger. Although VBV was considered the acquiring entity for accounting purposes, the merger was structured so that VBV became a wholly-owned subsidiary of Green Plains.

VBV was formed on September 28, 2006. Prior to completion of the Merger, VBV held a 78% ownership interest in Indiana Bio-Energy, LLC (which was constructing an ethanol plant in Bluffton, IN) and a 62% ownership interest in Ethanol Grain Processors, LLC (which was constructing an ethanol plant in Obion, TN). VBV reflected the interests held by others as minority interests in the consolidated balance sheet and recorded the minority interests in income and losses of the subsidiaries in its consolidated results of operations. The minority interests were exchanged for Green Plains common stock in conjunction with the Merger. Operations commenced at the Bluffton and Obion plants in September 2008 and November 2008, respectively. Accordingly, VBV, the acquiring entity for accounting purposes, was a development stage company until September 2008.

Historically, the predecessor company had a fiscal year end of November 30. Under reverse acquisition rules, the predecessor company would have been required to adopt VBV’s fiscal year end, which had been March 31. After the merger, the Company’s Board of Directors approved a resolution to change our fiscal year end to December 31 to more closely align our year end with that of most of our peer group.

Pursuant to reverse merger accounting rules, the historical consolidated financial statements and results of operations includes the historical financial results of VBV (and its subsidiaries) from its period of formation on September 28, 2006 through December 31, 2008, along with the acquired fair value of Green Plains’ assets and liabilities as of October 15, 2008 and the financial results of Green Plains (post-merger only) from October 15, 2008 through December 31, 2008.

Selected Financial Data Table

The following selected financial data has been derived from our consolidated financial statements. This data should be read together with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, and the consolidated financial statements and related notes thereto included elsewhere herein. The financial information below is not necessarily indicative of results to be expected for any future period. Future results could differ materially from historical results due to many factors, including those discussed in Item 1A – Risk Factors of this report.

As discussed above, pursuant to reverse acquisition accounting rules, this financial data includes the financial results of VBV (and its subsidiaries) from its period of formation on September 28, 2006 through December 31, 2008, along with the financial results of Green Plains (post-merger only) from October 15, 2008 through December 31, 2008.

(In thousands, except per share and per unit information)	For the Nine- Month Transition Period Ended December 31, 2008	Year Ended March 31, 2008	Period from September 28, 2006 (Date of Inception) to March 31, 2007

Statement of Operations Data:
Revenues	$188,758	$-	$-
Cost of goods sold	175,444	-	-
Operating expenses	18,467	-	-
Operating loss	(5,153)	-	-
Other income (expense)	(2,896)	1,423	1,351
Net income (loss)	(6,897)	(3,520)	(42)

Earnings (loss) per
common share:

Basic	$(0.56)	$(0.47)	$(0.01)
Diluted	$(0.56)	$(0.47)	$(0.01)

Operating and Other Data:
(Ethanol Production segment only)
Ethanol sold (thousands of gallons)	61,547	-	-
Distillers grains sold (equivalent dried tons)	177,875
Average net price of ethanol sold
($ per gallon)	1.76	-	-
Average corn cost ($ per bushel)	4.33	-	-
Average net price for distillers grains
($ per equivalent dried ton)	125	-	-

	As of December 31, 2008	As of March 31,
		2008	2007
Balance Sheet Data:
Cash and cash equivalents	$64,839	$1,432	$87,466
Current assets	192,969	5,285	89,070
Total assets	693,066	254,175	175,454
Current liabilities	108,249	26,856	2,085
Long-term debt	304,832	80,710	64,845
Total liabilities	413,081	107,566	27,829
Stockholders’ equity	279,689	107,987	108,523

Supplemental Historical Financial Data Table

The following supplemental historical financial data table has been derived from the consolidated historical activity of Green Plains (excluding VBV, which was merged with Green Plains on October 15, 2008) as of and for the fiscal years ended November 30, 2007, 2006 and 2005, and the nine months ended August 31, 2008. After the Merger, this information is considered to be non-GAAP financial information to the successor Company because historical financial results of the acquired company are not included in the successor Company’s financial results under reverse acquisition accounting rules. Since no GAAP measures of these data exist, no reconciliation is provided. However, management believes these data, which were prepared in accordance with GAAP for the predecessor company and previously filed with the SEC in Form 10-K and/or Form 10-Q filings, are beneficial to the users of these financial statements to better understand the historical operations of the organization. These data may not be reflective of future results of operations and is for information purposes only. The presentation of this additional historical non-GAAP financial information should not be considered in isolation or as a substitute for results prepared in accordance with GAAP.

(In thousands, except per share and per unit information)	Nine Months Ended August 31, 2008	Year Ended November 30,
		2007	2006	2005
	(Unaudited)
Statement of Operations Data:
Revenues	$221,338	$24,202	$-	$-
Cost of goods sold	182,295	23,043	-	-
Operating expenses	17,018	8,943	2,151	730
Operating income (loss)	22,026	(7,784)	(2,151)	(730)
Other income (expense)	(8,923)	351	3,395	332
Net income (loss)	13,678	(7,138)	918	(398)

Earnings (loss) per
common share:

Basic	$1.81	$(1.18)	$0.19	$(0.42)
Diluted	$1.81	$(1.18)	$0.19	$(0.42)

Operating and Other Data:
Ethanol sold (thousands of gallons)	45,531	11,046	-	-
Average net price of ethanol sold
($ per gallon)	2.22	1.64	-	-
Average corn cost ($ per bushel)	4.59	3.56	-	-
Average net price for distillers grains
($ per equivalent dried ton)	157	122	-	-

	As of August 31, 2008	As of November 30,
Balance sheet Data:		2007	2006	2005
Cash and cash equivalents	$3,693	$11,914	$43,088	$5,795
Current assets	90,485	25,179	44,196	33,860
Total assets	296,116	180,272	96,004	34,649
Current liabilities	54,719	24,424	9,777	171
Long-term debt	127,550	63,756	330	-
Total liabilities	182,268	88,180	10,107	171
Stockholders’ equity	113,847	92,092	85,896	34,479

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

Overview

Green Plains was formed in June 2004 to construct and operate dry mill, fuel-grade ethanol production facilities. To add shareholder value, we have expanded our business operations beyond ethanol production to integrate a full-service grain and agronomy business, ethanol marketing services, terminal and distribution assets, and next generation research and development in algae production.

Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. The ethanol industry in the U.S. has grown significantly over the last few years as its use reduces harmful auto emissions, enhances octane ratings of the gasoline with which it is blended, offers consumers a cost-effective choice, and decreases the amount of crude oil the U.S. needs to import from foreign sources. Ethanol is most commonly sold as E10, the 10 percent blend of ethanol for use in all American automobiles. Increasingly, ethanol is also available as E85, a higher percentage ethanol blend for use in flexible fuel vehicles.

Operations commenced at our first ethanol plant, located in Shenandoah, IA, in late August 2007; at our second ethanol plant, located in Superior, IA, in July 2008; at our third ethanol plant, located in Bluffton, IN, in September 2008; and at our fourth ethanol plant, located in Obion, TN, in November 2008. At capacity, our four ethanol plants produce a total of approximately 330 million gallons of fuel-grade ethanol annually.

Previously, Green Plains Superior had contracted with RPMG, an independent marketer, to purchase all of its ethanol production, and Green Plains Bluffton and Green Plains Obion had contracted with Aventine to purchase all of their ethanol production. Under the agreements, we sold our ethanol production exclusively to them at a price per gallon based on a market price at the time of sale, less certain marketing, storage, and transportation costs, as well as a profit margin for each gallon sold. These agreements terminated in January and February 2009 and as a result, a one-time charge of approximately $5.1 million will be reflected in our 2009 first quarter financial results related to the termination of these agreements and certain related matters. We believe the termination of the agreements will allow us to market all of our own ethanol through Green Plains Trade, provide us a better opportunity to employ our risk management processes, mitigate our risks of counterparty concentration and accelerate our collection of receivables.

Both RPMG and Aventine had entered into lease arrangements to secure sufficient availability of railcars to ship the ethanol produced at the respective plants with which they had contracted. Green Plains Superior, Green Plains Bluffton and Green Plains Obion have now assumed the various railcar leases.

Green Plains Trade is now responsible for the sales, marketing and distribution of all ethanol produced at our four production facilities. Local markets are the easiest to service because of their close proximity. However, the majority of our ethanol is sold to regional and national markets. The exception to this is at our Obion plant where we expect to market up to 50% of the production into the local Tennessee market. Through Green Plains Trade, we also market and distribute ethanol for three third-party ethanol producers with expected annual production totaling approximately 305 mmgy.

Our ethanol plants produce wet, modified wet and dried distillers grains. We had previously entered into exclusive marketing agreements with CHS Inc., a Minnesota cooperative corporation, for the sale of dried distillers grains produced at our Shenandoah and Superior plants. The agreement with CHS Inc. related to the Shenandoah plant terminated in July 2008. Green Plains Trade now markets all of the distillers grains that are produced at our Bluffton, Obion and Shenandoah plants.

Our operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains and natural gas. As a result of price volatility for these commodities, our operating results may fluctuate substantially. The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, federal policy and foreign trade. Because the market price of ethanol is not always directly related to corn prices, at times ethanol prices may lag movements in corn prices and compress the overall margin structure at the plants. As a result, at times, we may operate our plants at negative operating margins.

We attempt to hedge the majority of our positions by buying, selling and holding inventories of various commodities, some of which are readily traded on commodity futures exchanges. We focus on locking in margins based on an “earnings before interest, taxes, depreciation and amortization (“EBITDA”)” model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies in order to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable EBITDA margins whenever possible. We also employ a value-at-risk model with strict limits established by our Board of Directors to minimize commodity market exposures from open positions.

In particular, there has been a great deal of volatility in corn markets. The average Chicago Board of Trade (“CBOT”) near-month corn price during fiscal 2007 was $3.68 per bushel.  In the first six months of calendar 2008, corn prices rose to nearly $8.00 per bushel, and retreated to $4.07 per bushel as of December 31, 2008. The average corn price during calendar year 2008 was $5.27 per bushel. We believe that market volatility is attributable to a number of factors, including but not limited to export demand, speculation, currency valuation, ethanol demand and current production concerns. This corn market volatility poses a significant risk to our operations. The Company uses hedging strategies to lock in margins, leaving the Company less exposed to losses resulting from market fluctuations.

Historically, ethanol prices have tended to track the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time. During calendar year 2008, the average U.S. ethanol price, based on the Oil Price Information Service (“Opis”) Spot Ethanol Assessment, was $2.33 per gallon. For the same time period, the average U.S. gasoline price, based on New York Mercantile Exchange (“NYMEX”) reformulated blendstock for oxygen blending (“RBOB”) contracts was $2.49 per gallon, or approximately $0.16 per gallon above ethanol prices. We believe the higher ethanol prices were due to constraints in the ethanol blending and distribution infrastructure. For the fourth quarter of 2008, the average Opis Spot Ethanol Assessment was $1.77 per gallon and the average NYMEX RBOB was $1.34 per gallon, or approximately $0.43 per gallon below ethanol prices. During the fourth quarter of 2008, gasoline prices fell at a faster rate than ethanol prices. As a result, discretionary blending slowed because ethanol traded above the blender’s credit value. We believe additional ethanol supply from newly completed plants and existing plants that were temporarily taken off-line may come on-line in the near future which may further reduce wholesale ethanol prices compared to gasoline.

Federal policy has a significant impact on ethanol market demand. Ethanol blenders benefit from incentives that encourage usage and a tariff on imported ethanol supports the domestic industry. Additionally, the renewable fuels standard (“RFS”) mandates increased level of usage of both corn-based and cellulosic ethanol. The RFS policies were challenged in a proceeding at the EPA by the State of Texas. The State of Texas sought a waiver of 50 percent of the RFS mandate for the production of ethanol derived from grain, citing the adverse economic impact due to higher corn, feed and food prices. The EPA denied this request in early August 2008. Any adverse ruling on, or legislation affecting, RFS mandates in the future could have an adverse impact on short-term ethanol prices and our financial performance in the future. Growth Energy, an ethanol industry trade organization, has requested a waiver from the EPA to increase the amount of ethanol blended into gasoline from the 10 percent blend up to a 15 percent blend (E15). We feel there is a strong possibility to see increased blends without having to increase the RFS mandate. We believe such a waiver, if granted, would have a positive and material impact on the business.

We believe the ethanol industry will continue to expand due to these federal mandates and policies. However, we expect the rate of industry expansion to slow significantly because of the amount of ethanol production added during the past two years or to be added by plants currently under construction. This additional supply, along with a compressed margin structure, has resulted in reduced availability of capital for additional ethanol plant construction or expansion.

We believe that any reversal in federal policy could have a profound impact on the ethanol industry. Recently, a political debate has developed related to the alleged adverse impact that increased ethanol production has had on food prices. The high-profile debate focuses on conflicting economic theories explaining increased commodity prices and consumer costs. The food vs. fuel debate has waned as of late with the significant reduction in commodity prices in food and feedstocks around the world. Political candidates and elected officials have responded with proposals to reduce, limit or eliminate the RFS mandate, blender’s credit and tariff on imported ethanol. While at present no policy change appears imminent, we believe that the debates have created uncertainty and increased the ethanol industry’s exposure to political risk.

Companies involved in the production of ethanol are merging to increase efficiency and capture economies of scale. We have adopted a vertical-integration strategy and business model. Vertical integration has often been an effective strategy for reducing risk and increasing profits in other commodity-driven businesses. In recent years, many ethanol companies have focused primarily on ethanol refining and production. The overall ethanol value chain, however, consists of multiple steps involving agribusinesses, such as grain elevators, agronomy services, distributors of distillers grains, and downstream operations such as ethanol marketers and fuel blenders. By simultaneously engaging in multiple steps in the ethanol value chain, we believe we can increase efficiency, diversify cash flows and manage commodity price and supply risk. We are seeking strategic opportunities to further consolidate and integrate firms involved in the ethanol value chain.

The ethanol industry has seen significant distress over the last year. There have been several well-publicized bankruptcies announced, including VeraSun Energy Corporation, which had been one of the largest producers of ethanol in the U.S. In addition, several other ethanol producers have also declared bankruptcy or indicated they were in financial distress. Margin compression and high commodity prices were the main reasons for this. In addition, destination market and non-advantaged location plants have seen additional hardship. Ethanol producers of all sizes were caught with corn contracts or inventory ownership in the significant price decline in the corn market without any ethanol sold against those positions. However, we believe a disciplined risk management program helps mitigate these types of occurrences from happening in a magnitude so as to cause material adverse consequences. Green Plains utilizes a disciplined risk management program with a comprehensive policy to monitor and measure the risk of commodity price movements. We stay closely hedged between ethanol sales and corn purchases, and measure the “value at risk” of our open, unhedged position and must stay within limits established by our Board of Directors. In addition, our multiple business lines and revenue streams help diversify the Company’s operations and profitability.

Merger and Acquisition Activities

To add shareholder value, we have expanded our business operations beyond ethanol production to integrate a full-service grain and agronomy business, ethanol marketing services, terminal and distribution assets, and next generation research and development in algae-based biofuels.

Merger with Great Lakes Cooperative

To complement and enhance our ethanol production facilities, on April 3, 2008, the Company completed its merger with Great Lakes, a full-service cooperative with approximately $146 million in fiscal 2007 revenues that specializes in grain, agronomy, feed and petroleum products in northwestern Iowa and southwestern Minnesota. Upon closing the merger with Great Lakes, Green Plains Grain, a wholly-owned subsidiary of the Company, assumed Great Lakes’ assets and liabilities, with the exception of certain investments in regional cooperatives that were excluded from the merger. Green Plains Grain has grain storage capacity of approximately 20 million bushels that will be used to support our grain merchandising activities, as well as our Superior ethanol plant operations. We believe that incorporating Great Lakes’ businesses into our operations increases efficiencies and reduces commodity price and supply risks. Pursuant to the merger agreement, all outstanding Great Lakes common and preferred stock was exchanged for an aggregate of 550,352 shares of our common stock and approximately $12.5 million in cash.

Merger with VBV LLC

In May 2008, we entered into definitive merger agreements with VBV LLC and its subsidiaries. At that time, VBV held majority interest in two companies that were constructing ethanol plants. These two companies were Indiana Bio-Energy, LLC of Bluffton, IN, an Indiana limited liability company which was formed in December 2004; and Ethanol Grain Processors, LLC, of Obion, TN, a Tennessee limited liability company which was formed in October 2004. Additionally, VBV was developing an ethanol marketing and distribution business at the time of the merger announcement. The Merger was completed on October 15, 2008. For accounting purposes, the Merger has been accounted for as a reverse merger, which is discussed in further detail in Item 6 – Selected Financial Data. Pursuant to the terms of the Merger, current equity holders of VBV, IBE and EGP received Company common stock and options totaling 11,139,000 shares. Upon closing of the Merger, VBV, IBE and EGP were merged into subsidiaries of the Company. Simultaneously with the closing of the Merger, NTR, the majority equity holder of VBV prior to the Merger, through its wholly-owned subsidiaries, invested $60.0 million in Company common stock at a price of $10 per share, or an additional 6.0 million shares. This additional investment is being used for general corporate purposes and to finance future acquisitions.

Operations commenced at the Bluffton and Obion plants in September 2008 and November 2008, respectively. The VBV plants are each expected to produce approximately 110 million of gallons of ethanol and 340,000 tons of distillers grains annually.

Since the Merger occurred toward the end of our fiscal year and involved complex legal and accounting issues, we performed a tentative allocation of the purchase price using preliminary estimates of the values of the assets and liabilities acquired. We have engaged an expert to assist in the determination of the purchase price allocation. We believe the final allocation will be determined during 2009 with prospective adjustments recorded to our financial statements at that time, if necessary, in accordance with SFAS No. 141. A true-up of the purchase price allocation could result in gains or losses recognized in our consolidated financial statements in future periods.

Acquisition of Majority Interest in Blendstar, LLC

On January 20, 2009, the Company acquired majority interest in Blendstar, a biofuel terminal operator. The transaction involved a membership interest purchase whereby the Company acquired 51% of Blendstar from Bioverda U.S. Holdings LLC, an affiliate of NTR, our largest shareholder, for $9.0 million. Blendstar operates terminal facilities in Oklahoma City, Little Rock, Nashville, Knoxville, Louisville and Birmingham and has announced commitments to build terminals in two additional cities. Blendstar facilities currently have splash blending and full-load terminal throughput capacity of over 200 million gallons per year.

General

Green Plains now has operations throughout the ethanol value chain, beginning “upstream” with our agronomy and grain handling operations, continuing through substantial ethanol production facilities and ending “downstream” with our ethanol marketing, distribution and blending facilities. We intend to continue to explore potential merger or acquisition opportunities, including those involving other ethanol producers and developers, other renewable fuels-related technologies, and grain and fuel logistics facilities. We believe that our vertical-integration model offers strategic advantages over participants operating in only one facet of the industry, such as production, and we continue to seek opportunities to incorporate upstream and downstream ethanol-related firms into our operations. We believe that we are well positioned to be a consolidator of strategic ethanol assets.

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

We sell ethanol and distillers grains in-house through Green Plains Trade and, during the periods reported, to third-party marketers, who are our customers for purposes of revenue recognition. For sales of ethanol and distillers grains by Green Plains Trade, sales are recognized when title to the product and risk of loss transfer to the customer. The third-party marketers are responsible for subsequent sales, marketing, and shipping of the ethanol and distillers grains purchased from us. Accordingly, once the ethanol or distillers grains are loaded into railcars and bills of lading are generated, the criteria for revenue recognition are considered to be satisfied and sales are recorded.  As part of our contracts with these third-party marketers, shipping costs incurred by them reduce the sales price they pay us. Under our contract with CHS, Inc., certain shipping costs for dried distillers grains are incurred directly by us, which are reflected in cost of goods sold.  For distillers grains sold to local farmers, bills of lading are generated and signed by the driver for outgoing shipments, at which time sales are recorded.

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

Cost of Goods Sold

Direct labor, direct materials and certain plant overhead costs are reflected in cost of goods sold. This includes shipping costs incurred directly by us, including inbound and outbound freight charges, inspection costs, internal transfer costs and railcar lease costs. Cost of goods sold also includes realized and unrealized gains and losses on related derivative financial instruments. We use exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on our agribusiness grain inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices. Forward purchase contracts and forward sale contracts are valued at market prices where available or other market quotes, adjusted for differences, primarily transportation, between the exchange traded market and the local markets on which the terms of the contracts are based. Changes in the market value of inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts, are recognized in earnings as a component of cost of goods sold.

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

Impairment of long-lived assets

Our long-lived assets consist of property and equipment, and acquired intangible assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future cash flows.

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

Derivative financial instruments

We use various financial instruments, including derivatives, to minimize the effects of the volatility of commodity price changes primarily related to corn, natural gas and ethanol. We monitor and manage this exposure as part of our overall risk management policy. As such, we seek to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We may take hedging positions in these commodities as one way to mitigate risk. We have put in place commodity price risk management strategies that seek to reduce significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices, principally through the use of derivative instruments. While we attempt to link our hedging activities to our purchase and sales activities, there are situations where these hedging activities can themselves result in losses.

By using derivatives to hedge exposures to changes in commodity prices, we have exposures on these derivatives to credit and market risk. We are exposed to credit risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. We minimize our credit risk by entering into transactions with high quality counterparties, limiting the amount of financial exposure we have with each counterparty and monitoring the financial condition of our counterparties. We also maintain a risk management policy requiring that all non-exchange traded derivative contracts with a duration greater than one year be formally approved by senior management. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices or interest rates. We manage market risk by incorporating monitoring parameters within our risk management strategy that limit the types of derivative instruments and derivative strategies we use, and the degree of market risk that may be undertaken by the use of derivative instruments.

We evaluate our contracts to determine whether the contracts are derivatives as certain derivative contracts that involve physical delivery may be deemed as normal purchases or normal sales as they will be expected to be used or sold over a reasonable period in the normal course of business. Any derivative contracts that do not meet the normal purchase or sales criteria are brought to market with the corresponding gains and losses recorded in operating income unless the contracts qualify for hedge accounting treatment. We do not classify any of our commodity derivative contracts as hedging contracts. These derivative financial instruments are recognized in other current assets or liabilities at fair value.

Accounting for Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” and Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider positive and negative evidence, and the weight given to the potential effects of such positive and negative evidence is based on the extent to which it can be objectively verified.

Recent Accounting Pronouncements

In September 2008, the FASB issued FASB Staff Position (“FSP”) No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees.” This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives. FSP No. 133-1 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP No. 133-1 also amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of FSP No. 133-1 that amend SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP No. 133-1 clarifies the effective date of SFAS No. 161. The disclosures required by SFAS No. 161 should be provided for any reporting period beginning after November 15, 2008. This clarification of the effective date of SFAS No. 161 is effective upon issuance of FSP No. 133-1. We are currently evaluating the impact that this statement will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States. The implementation of SFAS No. 162 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued “Summary of Statement No. 141 (revised 2007) (“SFAS No. 141R”),” which replaces SFAS No. 141, “Business Combinations,” to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R retains the fundamental requirements that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. That replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141’s guidance resulted in not recognizing some assets and liabilities at the acquisition date, and it also resulted in measuring some assets and liabilities at amounts other than their fair values at the acquisition date. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. It may not be applied before that date. We do not expect the adoption of SFAS No. 141R to have a material impact on our consolidated financial statements.

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

Results of Operations

VBV was formed on September 28, 2006. Prior to completion of the merger with Green Plains, VBV had a controlling interest in two development stage ethanol plants. Operations commenced at these plants in September 2008 and November 2008. Accordingly, VBV, the acquiring entity for accounting purposes, was a development stage company until September 2008. As discussed in Item 6 – Selected Financial Data of this report, pursuant to reverse acquisition accounting rules, results of operations include the financial results of VBV from its period of inception through December 31, 2008, along with the financial results of Green Plains from October 15, 2008 through December 31, 2008.

With the closing of the Merger in October 2008, the Company’s chief operating decision makers began to review its operations in three separate operating segments. For additional information related to operating segments, see Note 5 – Segment Information included herein as part of the Notes to the Consolidated Financial Statements. These segments are: (1) production of ethanol and related by-products (which we collectively refer to as “Ethanol Production”), (2) grain warehousing and marketing, as well as sales and related services of seed, feed, fertilizer, chemicals and petroleum products (which we collectively refer to as “Agribusiness”) and (3) marketing and distribution of Company-produced and third-party ethanol and distillers grains (which we refer to as “Marketing and Distribution”). Following are revenues, gross profit and operating income for our operating segments for the nine months ended December 31, 2008, the comparative nine-month period ended December 31, 2007 (which is unaudited), the year ended March 31, 2008, and the period from inception, September 28, 2006, to March 31, 2007 (in thousands):

	For the Nine-Month Transition Period Ended December 31, 2008	For the Nine-Month Comparative Period Ended December 31, 2007	Year Ended March 31, 2008	Period from September 28, 2006 (Date of Inception) to March 31, 2007
		(unaudited)
Revenues:
Ethanol Production	$131,538	$-	$-	$-
Agribusiness	68,785	-	-	-
Marketing and Distribution	76,521	-	-	-
Intercompany eliminations	(88,086)	-	-	-
	$188,758	$-	$-	$-

Gross profit:
Ethanol Production	$4,857	$-	$-	$-
Agribusiness	8,554	-	-	-
Marketing and Distribution	-	-	-	-
Intercompany eliminations	(97)	-	-	-
	$13,314	$-	$-	$-

Operating income (loss):
Ethanol Production	$(9,113)	$(3,463)	$(5,423)	$(1,421)
Agribusiness	4,422	-	-	-
Marketing and Distribution	(365)	-	-	-
Intercompany eliminations	(97)	-	-	-
	$(5,153)	$(3,463)	$(5,423)	$(1,421)

Total assets:
Ethanol Production	$537,843	$217,496	$254,175	$175,454
Agribusiness	77,384	-	-	-
Marketing and Distribution	33,867	-	-	-
Corporate assets (not assigned
to specific segments)	48,128	-	-	-
Intercompany eliminations	(4,156)	-	-	-
	$693,066	$217,496	$254,175	$175,454

Total revenues during the nine months ended December 31, 2008 were $188.8 million. This amount includes revenues from our Bluffton and Obion plants from commencement of their operations on September 11, 2008 and November 9, 2008, respectively, until the end of the year.  Revenues for this period also include operations from our Shenandoah and Superior plants, as well as Green Plains Grain, from October 15, 2008 (date of the Merger) to December 31, 2008. We had no revenues from our inception in September 2006 until September 2008 as VBV did not begin operations until the Bluffton plant commenced production. Accordingly, there were no revenues from operations during the nine-month period ending December 31, 2007 to compare against.

We sold 61.5 million gallons of ethanol within the Ethanol Production segment during this nine-month period, primarily after the Merger, at an average net price of $1.73 per gallon. Our average corn cost was $3.98 per bushel. In addition, we recognized $28.3 million from sales of distillers grains and $14.9 million in revenues from grain merchandising and storage. Our distillers grain sales averaged $136 per equivalent dried ton.

Cost of goods sold during nine months ended December 31, 2008 was $175.4 million, resulting in a $13.3 million gross profit. We had no cost of goods sold from September 2006 until September 2008 as VBV was a development stage company until the Bluffton plant commenced production in September 2008. Accordingly, there was no cost of goods sold during the nine-month period ending December 31, 2007 to compare against.

Operating expenses were $18.5 million, and $3.5 million during the nine months ended December 31, 2008 and 2007, respectively. Operating expenses for the nine months ending December 31, 2008 include nine months of expenses for the former VBV companies and two and one-half months of expenses for the predecessor Green Plains companies. For the nine months ending December 31, 2007, only the VBV companies’ expenses are included. Our operating expenses are primarily general and administrative expenses for employee salaries, incentives and benefits; stock-based compensation expenses; office expenses; depreciation and amortization costs; board fees; and professional fees for accounting, legal, consulting, and investor relations activities. Personnel costs, which include employee salaries, incentives and benefits, are the largest single category of expenditures in operating expenses.

The $15.0 million increase in operating expenses during the nine-month period ended December 31, 2008, as compared to the same period during 2007, was partially due to an increase in employee salaries, incentives, benefits and other expenses resulting from the increase in employees hired to operate our ethanol plants in Bluffton and Obion, stock-based compensation costs, professional services and inclusion of operating expenses for the predecessor Green Plains companies since October 15, 2008. Operating expenses for the nine months ending December 31, 2008 included one-time Merger-related costs of $2.7 million. Additionally, comparative depreciation expense increased by $4.7 million as all four plants were operational by December 31, 2008. Other general and administrative expenses comprise the remainder of the comparative increase between periods.

Liquidity and Capital Resources

On December 31, 2008, we had $64.8 million in cash and equivalents and $21.0 million available under committed loan agreements (subject to satisfaction of specified lending conditions). Our business is highly impacted by commodity prices, including prices for corn, ethanol and natural gas. Based on recent forward prices of corn and ethanol, at times we may operate our plants at negative operating margins.

As of December 31, 2008, working capital balances at Green Plains Bluffton, Green Plains Obion and Green Plains Superior were less than those required by the respective financial covenants in the loan agreements of those subsidiaries. In addition, the debt service coverage ratio for Green Plains Superior was below levels required by its covenants. In February 2009, the Company contributed additional capital to these subsidiaries and as a result, the lenders provided waivers accepting our compliance with the financial covenants for these subsidiaries as of that date. Our forecasts for Green Plains Bluffton, Green Plains Obion and Green Plains Shenandoah indicate continued compliance with each of the material financial covenants. Current forecasts for Green Plains Superior indicate that we may fail to meet required working capital,  net worth and/or debt service coverage ratios at that subsidiary. In that event, we may seek additional waivers from the lenders to Green Plains Superior or may inject additional capital into this subsidiary to become compliant, though we have no obligation to make such an injection. Because of the volatility of our income and cash flow, we are unable to predict whether Green Plains Superior, or any of our other subsidiaries, will be able to independently comply with their respective covenants in the future. In the event a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable. Based upon our current forecasts, we believe we have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity. Furthermore, no assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance.

We believe that we have sufficient working capital for our existing operations. However, we can provide no assurance that we will be able to secure additional funding for any of our operations, if necessary, given the current state of credit markets. A sustained period of unprofitable operations may strain our liquidity and make it difficult to maintain compliance with our financing arrangements. While we may seek additional sources of working capital in response, we can provide no assurance that we will be able to secure this funding, if necessary. In the future, we may decide to improve or preserve our liquidity through the issuance of common stock in exchange for materials and services. We may also sell additional equity or borrow additional amounts to expand our ethanol plants; build additional or acquire existing ethanol plants; and/or build additional or acquire existing corn storage facilities. We can provide no assurance that we will be able to secure the funding necessary for these additional projects or for additional working capital needs at reasonable terms, if at all.

Long-Term Debt

For additional information related to the Company’s long-term debt, see Note 9 – Long-Term Debt and Lines of Credit included herein as part of the Notes to Consolidated Financial Statements.

Ethanol Production Segment

Each of our Ethanol Production segment subsidiaries have credit facilities with lender groups that provided for term and revolving term loans to finance construction and operation of the production facilities.

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term facility (individually and collectively, the “Green Plains Bluffton Loan Agreement”). At December 31, 2008, the entire $70.0 million related to the term loan was outstanding, along with $18.7 million on the revolving term loan. In addition, Green Plains Bluffton has a $22.0 million revenue bond outstanding.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan, a revolving term loan of $37.4 million and a $2.6 million revolving line of credit (individually and collectively, the “Green Plains Obion Loan Agreement”). At December 31, 2008, the entire $60.0 million related to the term loan was outstanding, along with $30.8 million on the revolving term loan. The Company had no borrowings outstanding under the revolving line of credit as of December 31, 2008.

The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan, a $17.0 million revolving term facility, and a statused revolving credit supplement (seasonal borrowing capability) of up to $4.3 million (individually and collectively, the “Green Plains Shenandoah Loan Agreement”). At December 31, 2008, $23.2 million related to the term loan was outstanding, along with the entire $17.0 million on the revolving term loan, and $3.3 million on the seasonal borrowing agreement.

The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term facility (individually and collectively, the “Green Plains Superior Loan Agreement”). At December 31, 2008, $35.9 million related to the term loan was outstanding, along with the entire $10.0 million on the revolving term loan.

In addition, we had outstanding economic development grants totaling $3.4 million at December 31, 2008.

Key Loan Information

•

Term Loans – The term loans were available for advances until construction for each of the plants was completed.

o

Scheduled quarterly principal payments (plus interest) are as follows:

▪

Green Plains Bluffton

  $1.75 million

▪

Green Plains Obion

  $2.4 million (beginning May 20, 2009)

▪

Green Plains Shenandoah

  $1.2 million

▪

Green Plains Superior

  $1.375 million

o

Final maturity dates (at the latest) are as follows:

▪

Green Plains Bluffton

  November 1, 2013

▪

Green Plains Obion

  May 20, 2015

▪

Green Plains Shenandoah

  May 20, 2014

▪

Green Plains Superior

  July 20, 2015

o

Each term loan has a provision that requires the Company to make annual special payments equal to a percentage ranging from 65% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations, generally provided, however, that if such payment would result in a covenant default under the respective loan agreements, the amount of the payment shall be reduced to an amount which would not result in a covenant default.

o

Free cash flow payments are discontinued when the aggregate total received from such payments meets the following amounts:

▪

Green Plains Bluffton

  $16.0 million

▪

Green Plains Obion

  $18.0 million

▪

Green Plains Shenandoah

  $8.0 million

▪

Green Plains Superior

  $10.0 million

•

Revolving Term Loans – The revolving term loans are generally available for advances throughout the life of the commitment. Allowable advances under the Green Plains Shenandoah Loan Agreement are reduced by $2.4 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than November 1, 2014. Allowable advances under the Green Plains Superior Loan Agreement are reduced by $2.5 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than July 1, 2015. Interest-only payments are due each month on all revolving term loans until the final maturity date, with the exception of the Green Plains Obion Loan Agreement, which requires additional semi-annual payments of $4.675 million beginning November 1, 2015.

o

Final maturity dates (at the latest) are as follows:

▪

Green Plains Bluffton

  November 1, 2013

▪

Green Plains Obion

  November 1, 2018

▪

Green Plains Shenandoah

  November 1, 2017

▪

Green Plains Superior

  July 1, 2017

•

The loans bear interest at either the Agent Base Rate (prime) plus from 0.0% to 0.5% or short-term fixed rates at LIBOR plus 250 to 390 basis points (each based on a ratio of total equity to total assets).

•

Certain loans were charged an application fee and have an annual recurring administrative fee.

•

Unused commitment fees, when charged, range from 0.375% to 0.75%.

As security for the loans, the lenders received a first-position lien on all personal property and real estate owned by the respective entity borrowing the funds, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant. These borrowing entities are also required to maintain certain financial and non-financial covenants during the terms of the loans.

•

Bluffton Revenue Bond – Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the City of Bluffton, IN. The revenue bond requires: (1) semi-annual interest only payments of $825,000 through September 1, 2009, (2) semi-annual principal and interest payments of approximately $1.5 million during the period commencing on March 1, 2010 through March 1, 2019, and (3) a final principal and interest payment of $3.745 million on September 1, 2019.

•

The revenue bond bears interest at 7.50% per annum.

•

Origination and other fees, as well as revenue bond issuance costs, have been recorded in financing costs in the consolidated balance sheets.

Agribusiness Segment

The Green Plains Grain loan is comprised of a $9.0 million amortizing term loan and a $35.0 million revolving term facility (individually and collectively, the “Green Plains Grain Loan Agreement”). Loan proceeds are used primarily for working capital purposes. The principal amount of the revolving credit note is reduced to $30.0 million on March 31, 2009. At December 31, 2008, $8.3 million related to the term loan was outstanding, along with $20.0 million on the revolving term loan. In addition, Green Plain Grain had outstanding equipment financing term loans totaling $1.5 million at December 31, 2008.

Key Loan Information

•

The term loan expires on April 3, 2013 and the revolving loan expires on April 3, 2010.

•

Payments of $225,000 under the term loan are due on the last business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term.

•

The loans bear interest at either the Agent Base Rate (prime) minus 0.25% to plus 0.75% or short-term fixed rates at LIBOR plus 175 to 275 basis points (each depending on Green Plains Grain’s fixed charge ratio for the preceding four fiscal quarters).

•

As security for the loans, the lender received a first-position lien on real estate, equipment, inventory and accounts receivable owned by Green Plains Grain.

Contractual Obligations

Our contractual obligations as of December 31, 2008 were as follows:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$326,416	$27,405	$80,710	$117,354	$100,947
Operating lease obligations (2)	21,208	4,970	6,763	4,418	5,057
Purchase obligations (3)	966,874	303,308	329,269	328,919	5,378
Total	$1,314,498	$335,683	$416,742	$450,691	$111,382

________________

(1)   Includes current portion of long-term debt.

(2)   Operating lease costs are primarily for railcars and office space.

(3)   Includes forward corn purchase contracts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have $326 million outstanding in long-term debt as of December 31, 2008, $297 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $1.7 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included later as a part of this report.

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

We attempt to reduce the market risk associated with fluctuations in the price of corn and natural gas by employing a variety of risk management and hedging strategies. Strategies include the use of derivative financial instruments, such as futures and options executed on the Chicago Board of Trade and/or the New York Mercantile Exchange, as well as the daily management of our physical corn and natural gas procurement relative to plant requirements for each commodity. The management of our physical corn procurement may incorporate the use of forward fixed-price contracts and basis contracts.

We attempt to hedge the majority of our positions by buying, selling and holding inventories of various commodities, some of which are readily traded on commodity futures exchanges. We focus on locking in net margins based on an “earnings before interest, taxes, depreciation and amortization (“EBITDA”)” model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies in order to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable EBITDA margins whenever possible. We also employ a value-at-risk model with strict limits established by our Board of Directors to minimize commodity market exposures from open positions.

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our Ethanol Production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in pre-tax income resulting from hypothetical 10% adverse changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from December 31, 2008. This analysis excludes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months	Unit of Measure	Approximate Adverse Change to Income
Ethanol	330,000	Gallons	$55,776
Corn	119,826	Bushels	$51,392
Distillers grains	1,036	Tons *	$14,104
Natural Gas	9,337	MMBTU	$5,671
* Distillers grains quantities are stated on an equivalent dried ton basis.

At December 31, 2008, approximately 8% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. This included inventory on hand and fixed-price future-delivery contracts for approximately 12 million bushels. As a result of these positions, the effect of a 10% adverse move in the price of corn shown above would be reduced by approximately $4.0 million.

At December 31, 2008, approximately 10% of our forecasted ethanol production during the next 12 months has been sold under fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of ethanol shown above would be reduced by approximately $5.3 million.

At December 31, 2008, approximately 24% of our forecasted distillers grain production for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of distillers grains shown above would be reduced by approximately $3.4 million.

At December 31, 2008, approximately 16% of our forecasted natural gas requirements for the next 12 months has been purchased under fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of natural gas shown above would be reduced by approximately $0.9 million.

Agribusiness Segment

The risk inherent in our market risk-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices. The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, domestic and foreign government farm programs and policies, changes in global demand created by population changes and changes in standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations in purchase and sale commitments for grain and grain held in inventory, we enter into exchange-traded futures and options contracts that function as economic hedges. The market value of exchange-traded futures and options used for economic hedging has a high, but not perfect correlation, to the underlying market value of grain inventories and related purchase and sale contracts. The less correlated portion of inventory and purchase and sale contract market value (known as basis) is much less volatile than the overall market value of exchange-traded futures and tends to follow historical patterns. We manage this less volatile risk by constantly monitoring our position relative to the price changes in the market. In addition, inventory values are affected by the month-to-month spread relationships in the regulated futures markets, as we carry inventories over time. These spread relationships are also less volatile than the overall market value and tend to follow historical patterns, but also represent a risk that cannot be directly offset. Our accounting policy for our futures and options, as well as the underlying inventory positions and purchase and sale contracts, is to mark them to the market and include gains and losses in the consolidated statement of operations in sales and merchandising revenues.

A sensitivity analysis has been prepared to estimate Agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The result of this analysis, which may differ from actual results, is as follows (in thousands):

Fair Value	$234
Market Risk	$24

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, because management did not assess the effectiveness of our internal controls over financial reporting as discussed below, the Company’s Chief Executive Officer and the Chief Financial Officer were unable to conclude that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

Based on the numerous pervasive changes to the Company’s internal control environment following the closing of the Merger, as discussed more fully below, management did not assess whether or not our internal controls over financial reporting were effective as of the end of the period covered by this report.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. As a result of our mergers, the commencement of operations of our ethanol plants, and the expansion of our marketing and distribution activities, changes in our internal controls during the reporting period have been significant and pervasive. These changes are described in greater detail below. In the following paragraphs, the magnitude of these changes, most of which occurred in most recently completed quarter for the period covered by this transition period report, their pervasiveness, and the level of integration that has occurred are described.

VBV and its subsidiaries became wholly-owned subsidiaries of Green Plains pursuant to the Merger completed on October 15, 2008. Based on a number of factors, the Merger was accounted for as a reverse acquisition (i.e., Green Plains was considered the acquired company and VBV was considered the acquiring company). As a result, the Company’s operating results (post-Merger) include VBV’s operating results prior to the date of closing and the results of the combined entity following the closing of the Merger.

At the time of the Merger, Green Plains’ Shenandoah ethanol plant had been operational for over one year and its Superior plant for three months. Green Plains acquired the agribusiness assets of Green Plains Grain in April 2008. VBV’s Bluffton plant, its first operational plant, commenced operations in September 2008, approximately one month prior to closing the Merger. VBV’s Obion plant commenced operations in November 2008. Additionally, VBV was developing an ethanol marketing and distribution business at the time of the Merger.

The Merger was intended to further develop an integrated ethanol marketing, blending and distribution business in addition to existing ethanol production and agribusiness operations. The vast majority of the Company’s material internal control processes changed as a result of the Merger and the related operational restructuring. Revised risk management policies were issued by the post-Merger Board of Directors, which were implemented during the period following the Merger, fundamentally changing our risk management strategy and operating practices. Additionally, following the Merger, we integrated the combined entities into one financial and accounting system.

Prior to the Merger, Green Plains sold all of its ethanol and nearly all of its distillers grains to two third-party marketers, primarily due to the lack of sufficient scale economics for its production volumes. Plant operations were largely decentralized, including corn and natural gas procurement, prior to the Merger. Follow the closing of the Merger, all ethanol-related margins, consisting principally of ethanol and distillers grains sales/hedging, as well as corn and natural gas procurement/hedging, are managed centrally in a newly-formed organization, Green Plains Trade. Throughout the period following the Merger until December 31, 2008, Green Plains Trade purchased and resold all of the ethanol production from the Green Plains’ Shenandoah directly, and our Bluffton and Obion plants indirectly through their third-party marketer. Similarly, throughout the period following the Merger until December 31, 2008, distillers grain marketing was the responsibility of Green Plains Trade, except for our Superior plant. Corn procurement for the Superior plant is the responsibility of Green Plains Grain personnel. While ethanol and distillers grains marketing, and corn and natural gas procurement, are executed in different manners, all risk management functions are the responsibility of a centralized staff comprised of a combination of Green Plains and VBV personnel.

As discussed above, the control environment of the Company has changed dramatically as a result of the Merger and many of the controls that were in place and applicable to previous Green Plains operations are no longer applicable to the post-Merger entity. The Merger was completed on October 15, 2008, which did not afford the Company sufficient time to complete the work it has begun with respect to establishing an effective internal control environment or to test such environment prior to the date that management would be required to attest to the effectiveness of such internal controls. VBV (the acquiring company for reverse merger accounting purposes) was not a public company prior to completion of the Merger and accordingly was not previously subject to Section 404 attestation requirements.

In addition, the changes to the Company’s commercial operations and risk management activities are so pervasive and integrated that it is difficult to isolate legacy operations for internal control assessments. Nearly all of the Company’s material internal control processes have changed as a result of the Merger and the related operational restructuring.

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to our directors is included in the section entitled “Proposal I – Election of Directors” in our Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference. Information included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is also incorporated herein by reference. Information related to the audit committee and the audit committee financial expert is included in the section entitled “Report of the Audit Committee” in the Proxy Statement and is incorporated herein by reference.

Certain information regarding our executive officers is included in Part 1 – Executive Officers of the Registrant of this report.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information included in the sections entitled “Principal Shareholders” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference. Information concerning our equity compensation plans is set forth in Item 5 of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information included in the sections entitled “General Information Regarding the Board and its Committees,” and “Certain Relationships and Related Transactions,” if any, in the Proxy Statement is incorporated herein by reference.

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

Page
Report of Independent Registered Public Accountants	F-1
Independent Auditors’ Report (Predecessor Auditors)	F-2
Consolidated Balance Sheets as of December 31, 2008 and March 31, 2008	F-3

Consolidated Statements of Operations for the nine-month transition period ended December 31, 2008 and 2007, the year ended March 31, 2008, and the period from inception, September 28, 2006, to March 31, 2007

F-4
Consolidated Statements of Stockholders’ Equity for period September 28, 2006 (date of inception) to December 31, 2008	F-5

Consolidated Statements of Cash Flows for the nine-month transition period ended December 31, 2008 and 2007, the year ended March 31, 2008, and the period from inception, September 28, 2006, to March 31, 2007

F-6
Notes to Consolidated Financial Statements	F-8

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

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger between the Company, Green Plains Merger Sub, Inc. and VBV LLC (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated May 8, 2008)
2.2

Stock Purchase Agreement between the Company, Bioverda International Holdings Limited and Bioverda US Holdings LLC (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, dated May 8, 2008)

2.3

Agreement and Plan of Merger among the Company, IN Merger Sub, LLC and Indiana Bio-Energy, LLC (Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K, dated May 8, 2008)

2.4

Agreement and Plan of Merger among the Company, TN Merger Sub, LLC and Ethanol Grain Processors, LLC (Incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K, dated May 8, 2008)

3(i).1	Second Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 15, 2008)
3(ii).1	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on October 15, 2008)
3(ii).2	First Amendment to the Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on March 13, 2009)
4.1	Shareholders’ Agreement (Incorporated by reference to Appendix F of the Company’s Registration Statement on Form S-4/A filed September 4, 2008)
4.2

Form of Lock-Up and Voting Agreement between VBV and Certain Green Plains Shareholders (Incorporated by reference to Appendix E of the Company’s Registration Statement on Form S-4/A filed September 4, 2008)

4.3	Form of Lock-Up and Voting Agreement between GPRE and Certain VBV Affiliates (Incorporated by reference to Appendix E of the Company’s Registration Statement on Form S-4/A filed September 4, 2008)
4.4	Form of Lock-Up and Voting Agreement between GPRE and Wilon Holdings S.A. (Incorporated by reference to Appendix E of the Company’s Registration Statement on Form S-4/A filed September 4, 2008)
10.1

Master Loan Agreement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 9, 2006)

10.2

Construction and Term Loan Supplement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 9, 2006)

10.3

Construction and Revolving Term Loan Supplement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA  (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated February 9, 2006)

10.4

Security Agreement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated February 9, 2006)

10.5

Real Estate Mortgage and Financing Statement, dated January 30, 2006 by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, dated February 27, 2006)

10.6

Allowance Contract, by and between the Company and BNSF Railway Company, dated January 26, 2006 (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K, dated February 27, 2006)

10.7

Master Loan Agreement, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 23, 2006)

10.8

Construction and Term Loan Supplement, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated March 23, 2006)

10.9

Construction and Revolving Term Loan Supplement, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated March 23, 2006)

10.10

Security Agreement and Real Estate Mortgage, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated March 23, 2006)

10.11	Amendment to the Master Loan Agreement, dated May 31, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated June 18, 2007)
10.12	Revolving Credit Supplement, dated May 31, 2007 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated June 18, 2007)

10.13	Amendment to the Construction and Term Loan Supplement, dated May 31, 2007 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated June 18, 2007)
10.14	Amendment to the Construction and Revolving Term Loan Supplement, dated May 31, 2007 (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated June 18, 2007)
10.15

Amended and Restated Employment Agreement dated October 24, 2008, by and between the Company and Jerry L. Peters (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 28, 2008)

10.16

Amendment to Master Loan Agreement dated October 31, 2007 between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 16, 2007)

10.17

Statuses Revolving Credit Supplement dated October 31, 2007 between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 16, 2007)

10.18

Amendment to the Master Loan Agreement dated February 1, 2008 between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 4, 2008)

10.19

Amendment to the Construction and Term Loan Supplement dated February 1, 2008 between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 4, 2008)

10.20

Amendment to the Construction Revolving Term Loan Supplement dated February 1, 2008 between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 4, 2008)

10.21	Asset Transfer Agreement dated March 31, 2008 between the Company and GPRE Shenandoah LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 7, 2008)
10.22

Master Loan Agreement dated March 31, 2008 between GPRE Shenandoah LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 7, 2008)

10.23

Credit Agreement dated April 3, 2008 between Green Plains Grain Company LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 9, 2008)

10.24

Revolving Credit Note dated April 3, 2008 between Green Plains Grain Company LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 9, 2008)

10.25

Term Loan Note dated April 3, 2008 between Green Plains Grain Company LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 9, 2008)

10.26

Security Agreement dated April 3, 2008 between Green Plains Grain Company LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 9, 2008)

10.27	2007 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 27, 2007)
10.28

Escrow Agreement dated June 30, 2006 by and among the Company, Anderson & Strudwick, Incorporated and U.S. National Bank Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 10, 2006)

10.29	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-4/A filed August 1, 2008)
10.30	Employment Agreement with Todd Becker (Incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-4/A filed August 1, 2008)
10.31

Amendment to Master Loan Agreement between Farm Credit Services FLCA and Superior Ethanol, L.L.C. dated April 23, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 19, 2008).

10.32

Amendment to the Construction and Term Loan Supplement dated April 23, 2008 between Farm Credit Services FLCA and Superior Ethanol, L.L.C. dated April 23, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 19, 2008).

10.33

Amendment to the Construction and Revolving Term Loan Supplement dated April 23, 2008 between Farm Credit Services FLCA and Superior Ethanol, L.L.C. dated April 23, 2008 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 19, 2008).

10.34

First Amendment to Credit Agreement by and among Green Plains Grain Company LLC and First National Bank of Omaha dated July 2, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 8, 2008)

10.35

First Amendment to Revolving Credit Note by and among Green Plains Grain Company LLC and First National Bank of Omaha dated July 2, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 8, 2008)

10.36

Statused Revolving Credit Supplement dated October 3, 2008 between GPRE Shenandoah LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 10-Q filed October 10, 2008)

10.37

Amendment to the Master Loan Agreement dated October 3, 2008 between GPRE Shenandoah LLC and Farm Credit Services of America, FLCA Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 10-Q filed October 10, 2008)

10.38

Amendment to the Master Loan Agreement dated October 6, 2008 between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 10-Q filed October 10, 2008)

10.39

Construction and Revolving Term Loan Supplement entered into as of August 31, 2007 by and between Farm Credit Services of Mid-America, FCLA and Green Plains Obion LLC (fka Ethanol Grain Processors, LLC)

10.40	Construction and Term Loan Supplement entered into as of August 31, 2007 by and between Farm Credit Services of Mid-America, FLCA and Green Plains Obion LLC (fka Ethanol Grain Processors, LLC)
10.41	Master Loan Agreement entered into as of August 31, 2007 by and between Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC (fka Ethanol Grain Processors, LLC)
10.42	Statused Revolving Credit Supplement entered into as of August 31, 2007 by and between Farm Credit of Mid-America, PCA and Green Plains Obion LLC (fka Ethanol Grain Processors, LLC)
10.43	Master Loan Agreement dated as of February 27, 2007 by and among Green Plains Bluffton LLC (fka Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA
10.44	First Supplement to Master Loan Agreement dated as of February 27, 2007 by and between Green Plains Bluffton LLC (fka Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA
10.45	Second Supplement to Master Loan Agreement dated as of February 27, 2007 by and between Green Plains Bluffton LLC (fka Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA
10.46	Loan Agreement between City of Bluffton, Indiana and Green Plains Bluffton LLC (fka Indian Bio-Energy, LLC) dates as of March 1, 2007
10.47	Indenture of Trust dated as of March 1, 2007 by and between the City of Bluffton, Indiana and U.S. Bank National Association
10.48

Construction/Permanent Mortgage Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of February 27, 2007 by Green Plains Bluffton LLC (fka Indiana Bio-Energy, LLC) in favor of AgStar Financial Services, PCA

10.49

Subordinate Construction/Permanent Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of March 1, 2007 between Green Plains Obion LLC (fka Indiana Bio-Energy, LLC) and U.S. Bank National Association

10.50	Non-Statutory Stock Option Agreement between Steve Bleyl and Green Plains Renewable Energy, Inc. dated October 15, 2008.
10.51	Non-Statutory Stock Option Agreement between Edgar Seward and Green Plains Renewable Energy, Inc. dated October 15, 2008
10.52	Non-Statutory Stock Option Agreement between Michael Orgas and Green Plains Renewable Energy, Inc. dated November 1, 2008
10.53	Non-Statutory Stock Option Agreement between Ron Gillis and Green Plains Renewable Energy, Inc. dated October 15, 2008
10.54	Restricted Stock Agreement between Michael Orgas and Green Plains Renewable Energy, Inc. dated November 1, 2008
10.55	Restricted Stock Agreement between Edgar Seward and Green Plains Renewable Energy, Inc. dated October 15, 2008
14.1	Code of Ethics
21.1	Schedule of Subsidiaries
23.1	Consent of L.L. Bradford & Company, LLC
23.2	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS RENEWABLE ENERGY, INC.

(Registrant)

Date:  March 27, 2009

By:  /s/ Todd A. Becker

Todd A. Becker

President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer and
Todd A. Becker	Director (Principal Executive Officer)	March 27, 2009

/s/ Jerry L. Peters	Chief Financial Officer (Principal Financial	March 27, 2009
Jerry L. Peters	Officer and Principal Accounting Officer)

/s/ Wayne B. Hoovesto	Chief Strategy Officer and	March 27, 2009
Wayne B. Hoovestol	Chairman of the Board of Directors

/s/ Jim Anderson	Director	March 27, 2009
Jim Anderson

/s/ Jim Barry	Director	March 27, 2009
Jim Barry

/s/ James F. Crowley	Director	March 27, 2009
James F. Crowley

/s/ Gordon F. Glade	Director	March 27, 2009
Gordon F. Glade

/s/ Gary R. Parker	Director	March 27, 2009
Gary R. Parker

/s/ Brian D. Peterson	Director	March 27, 2009
Brian D. Peterson

/s/ Alain Treuer	Director	March 27, 2009
Alain Treuer

/s/ Michael Walsh	Director	March 27, 2009
Michael Walsh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Green Plains Renewable Energy, Inc.

We have audited the accompanying consolidated balance sheet of Green Plains Renewable Energy, Inc. (formerly VBV LLC) (the “Company”) as of December 31, 2008, and the related statements of operations, stockholders’ equity / members’ capital and comprehensive income, and cash flows for the nine-month transition period ended December 31, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Plains Renewable Energy, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the nine-month transition period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on October 15, 2008, Green Plains Renewable Energy, Inc. and VBV LLC completed a business combination. For financial reporting purposes, VBV LLC was determined to be the accounting acquirer and the accounting predecessor to the Company. The consolidated financial statements of the Company for the nine-month transition period ended December 31, 2008 include the results of VBV LLC from April 1, 2008 through October 14, 2008, and the consolidated results of the combined entity for the period from October 15, 2008 through December 31, 2008.

/s/ L.L. Bradford & Company, LLC

March 26, 2009

Las Vegas, Nevada

KPMG LLP 303 East Wacker Drive Chicago, IL 60601-5212

Independent Auditors’ Report

The Board of Directors

VBV LLC and Subsidiaries:

We have audited the accompanying consolidated balance sheets of VBV LLC and subsidiaries (a development stage company) (the Company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, members’ capital, and cash flows for the year ended March 31, 2008 and for the periods from September 28, 2006 (date of inception) to March 31, 2007 and from September 28, 2006 (date of inception) to March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VBV LLC and subsidiaries (a development stage company) as of March 31, 2008 and 2007, and the results of their operations and their cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements of cash flows for the year ended March 31, 2008, and for the period from September 28, 2006 (date of inception) to March 31, 2007, and period from September 28, 2006 (date of inception) to March 31, 2008 have been restated, as discussed in note 2.

/s/ KPMG LLP

Chicago, Illinois

June 20, 2008, except as to

note 2, which is as of

August 1, 2008

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2008	March 31, 2008
ASSETS

Current assets
Cash and cash equivalents	$64,839	$538
Short-term investments	-	894
Accounts receivable, net of allowances of $174 and $0, and including
amounts from related parties of $2,177 and $0, respectively	54,306	-
Inventories	47,033	-
Prepaid expenses	13,341	3,853
Deposits	10,385	-
Derivative financial instruments and other	3,065	-
Total current assets	192,969	5,285

Property and equipment, net	495,772	241,162
Restricted cash	-	4,224
Investment in unconsolidated subsidiaries	1,377	-
Financing costs and other	2,948	3,504
Total assets	$693,066	$254,175

LIABILITIES AND STOCKHOLDERS’ EQUITY / MEMBERS’ CAPITAL

Current liabilities
Accounts payable, including amounts to related parties
of $9,824 and $9,267, respectively	$61,711	$10,038
Accrued liabilities, including amounts to related parties
of $0 and $13,501, respectively	14,595	14,974
Derivative financial instruments	4,538	-
Current maturities of long-term debt	27,405	1,843
Total current liabilities	108,249	26,856

Long-term debt	299,011	80,711
Other liabilities	5,821	-
Total liabilities	413,081	107,567

Minority interest	296	38,622

Stockholders’ equity / members’ capital
Common stock, $0.001 par value; 50,000,000 shares authorized;
24,659,250 shares issued and outstanding at December 31, 2008	25	-
Members’ capital	-	107,986
Additional paid-in capital	290,421	-
Retained earnings (accumulated deficit)	(10,459)	-
Accumulated other comprehensive loss	(298)	-
Total stockholders’ equity / members’ capital	279,689	107,986
Total liabilities and stockholders’ equity / members’ capital	$693,066	$254,175

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Nine-Month Transition Period Ended December 31, 2008	Nine-Month Comparative Period Ended December 31, 2007	Year Ended March 31, 2008	Period from September 28, 2006 (Date of Inception) to March 31, 2007
		(Unaudited)
Revenues
Ethanol	$108,960	$-	$-	$-
Grain	32,766	-	-	-
Agronomy products	14,966	-	-	-
Distillers grains	28,316	-	-	-
Other	3,750	-	-	-
Total revenues	188,758	-	-	-
Cost of goods sold	175,444	-	-	-
Gross profit	13,314	-	-	-
Operating expenses	18,467	3,463	5,423	1,421
Operating income (loss)	(5,153)	(3,463)	(5,423)	(1,421)

Other income (expense)
Interest income	150	1,473	1,415	1,348
Interest expense, net of
amounts capitalized	(3,933)	-	-	-
Other, net	887	6	8	3
Total other income (expense)	(2,896)	1,479	1,423	1,351

Income (loss) before income taxes
and minority interests	(8,049)	(1,984)	(4,000)	(70)
Income tax provision (benefit)	-	-	-	-
Minority interests in losses of
consolidated subsidiaries	1,152	251	480	28

Net income (loss)	$(6,897)	$(1,733)	$(3,520)	$(42)

Earnings per share (1):
Basic	$(0.56)	$(0.23)	$(0.47)	$(0.01)
Diluted	$(0.56)	$(0.23)	$(0.47)	$(0.01)

Weighted average shares outstanding (1):
Basic	12,365,819	7,498,369	7,498,369	7,498,369
Diluted	12,365,819	7,498,369	7,498,369	7,498,369

(1) Unaudited for all periods prior to the nine-month transition period ended December 31, 2008.

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / MEMBERS’ CAPITAL
AND COMPREHENSIVE INCOME
(in thousands)

	Common Stock		Members’ Capital	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Loss	Total Stockholders’ Equity / Members’ Capital
	Shares	Amount
Balance, September 28, 2006
(date of inception)	-	$-	$-	$-	$-	$-	$-
Capital contributions	-	-	108,148	-	-	-	108,148
Costs of raising capital	-	-	75	-	-	-	75
Stock-based compensation	-	-	342	-	-	-	342
Net loss	-	-	(42)	-	-	-	(42)

Balance, March 31, 2007	-	-	108,523	-	-	-	108,523
Capital contributions	-	-	2,474	-	-	-	2,474
Stock-based compensation	-	-	509	-	-	-	509
Net loss	-	-	(3,520)	-	-	-	(3,520)

Balance, March 31, 2008	-	-	107,986	-	-	-	107,986
Capital contributions	-	-	4,484	-	-	-	4,484
Conversion of members’
equity at Merger	7,498	7	(112,470)	116,025	(3,562)	-	-
Merger-related equity							-
transactions	11,161	12	-	111,939	-	(298)	111,653
Investment by related party	6,000	6	-	59,994	-	-	60,000
Stock-based compensation	-	-	-	2,463	-	-	2,463
Net loss	-	-	-	-	(6,897)	-	(6,897)

Balance, December 31, 2008	24,659	$25	$-	$290,421	$(10,459)	$(298)	$279,689

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine-Month Transition Period Ended December 31, 2008	Nine-Month Comparative Period Ended December 31, 2007	Year Ended March 31, 2008	Period from September 28, 2006 (Date of Inception) to March 31, 2007
		(Unaudited)	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(6,897)	$(1,733)	$(3,520)	$(42)
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation and amortization	4,717	13	20	3
Unrealized (gains) losses on derivative
financial instruments	(728)	-	-	-
Stock-based compensation expense	2,463	373	509	342
Minority interests in net loss of consolidated
subsidiaries	-	-	(480)	(28)
Changes in operating assets and liabilities:
Accounts receivable	(32,274)	-	-	-
Inventories	(1,026)	-	-	-
Derivative financial instruments	(9,564)	-	-	-
Prepaid expenses and other assets	(15,182)	(2,763)	(2,418)	(1,391)
Accounts payable and accrued liabilities	13,322	(1,287)	968	(415)
Other	1,816		-	-
Net cash used by operating activities	(43,353)	(5,397)	(4,921)	(1,531)

Cash flows from investing activities:
Purchase of property and equipment	(79,870)	(123,343)	(160,880)	(16,492)
Investment in business	(1,377)	-	-	-
(Investment in) withdrawal of restricted cash	4,224	15,135	17,339	(21,563)
Cash acquired in acquisition of business	9,830	-	-	-
Sale (purchase) of investments	877	-	(724)	(171)
Other	(3,566)	169	-	-
Net cash used by investing activities	(69,882)	(108,039)	(144,265)	(38,226)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	196,634	25,837	60,160	22,000
Payments of principal on long-term debt	(80,012)	-	-	-
Proceeds from the issuance of common stock	60,000	-	-	-
Capital and minority interest contributions	-	1,749	2,474	108,148
Payment of loan fees and equity in creditors	914	158	(376)	(2,925)
Net cash provided by financing activities	177,536	27,744	62,258	127,223

Net change in cash and cash equivalents	64,301	(85,692)	(86,928)	87,466
Cash and cash equivalents, beginning of period	538	87,466	87,466	-
Cash and cash equivalents, end of period	$64,839	$1,774	$538	$87,466

 Continued on the next page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Continued from the previous page

	Nine-Month Transition Period Ended December 31, 2008	Nine-Month Comparative Period Ended December 31, 2007	Year Ended March 31, 2008	Period from September 28, 2006 (Date of Inception) to March 31, 2007

		(Unaudited)	(Restated)	(Restated)
Supplemental disclosures of cash flow:
Cash paid for income taxes	$-	$-	$-	$-
Cash paid for interest	$3,565	$-	$-	$-

Noncash investing and financing activities:
Common stock issued for merger
activities	$78,220	$-	$-	$-

Noncash additions to property and equipment:
Property and equipment acquired in Merger	$179,401	$-	$-	$-
Capital lease obligations incurred for equipment	-	-	391	4
Total noncash additions to property
and equipment	$179,401	$-	$391	$4

Supplemental noncash investing
and financing activities:
Assets acquired in Merger	$268,035	$-	$-	$6,531
Less liabilities assumed	(187,202)	-	-	(1,188)
Net assets acquired	$80,833	$-	$-	$5,343

Increase in property and equipment for amounts still owed	$-	$-	$18,221	$5,552

Amortized financing costs capitalized in construction in progress	$-	$-	$121	$-

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

References to the Company

References to “we,” “us,” “our,” “Green Plains” or the “Company” in these notes to the consolidated financial statements refer to Green Plains Renewable Energy, Inc., an Iowa corporation, and its subsidiaries. As discussed below, the consolidated financial statements prior to the nine-month transition period ended December 31, 2008 are those of VBV LLC and its subsidiaries.

Reverse Acquisition Accounting

VBV LLC (“VBV”) and its subsidiaries became wholly-owned subsidiaries of the Green Plains Renewable Energy, Inc. pursuant to a merger on October 15, 2008. Under the purchase method of accounting in a business combination effected through an exchange of equity interests, the entity that issues the equity interests is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interests. Statement of Financial Accounting Standard (“SFAS”)  No. 141, “Business Combinations,” requires consideration of the facts and circumstances surrounding a business combination that generally involve the relative ownership and control of the entity by each of the parties subsequent to the merger. Based on a review of these factors, the October 2008 merger with VBV (the “Merger”) was accounted for as a reverse acquisition (i.e., Green Plains was considered the acquired company and VBV was considered the acquiring company). As a result, Green Plains’ assets and liabilities as of October 15, 2008, the date of the Merger closing, have been incorporated into VBV’s balance sheet based on the fair values of the net assets acquired, which equaled the consideration paid for the acquisition. SFAS No. 141 also requires an allocation of the acquisition consideration to individual assets and liabilities including tangible assets, financial assets, separately recognized intangible assets, and goodwill. Further, the Company’s operating results (post-Merger) include VBV’s operating results prior to the date of closing and the results of the combined entity following the closing of the Merger. Although VBV was considered the acquiring entity for accounting purposes, the Merger was structured so that VBV became a wholly-owned subsidiary of Green Plains Renewable Energy, Inc.

Consolidated Financial Statements

In the consolidated financial statements and the notes thereto, all references to historical information, balances and results of operations are related to VBV and its subsidiaries as the predecessor company pursuant to reverse acquisition accounting rules. Although pre-merger Green Plains had been producing ethanol since August 2007, under reverse acquisition accounting rules, the merged Company’s consolidated financial statements reflect our results as a development stage company (from VBV’s inception on September 28, 2006 until September 2008) and as an operating company since September 2008. Accordingly, the Company’s operating results (post-Merger) include the operating results of VBV and its subsidiaries prior to the date of the Merger and the results of the combined entity following the closing of the Merger.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the current year presentation.

Fiscal Period

Historically, Green Plains had a fiscal year end of November 30. Under reverse acquisition rules, the combined organization would have been required to adopt VBV’s fiscal year end, which had been March 31. After the Merger, the Company’s Board of Directors approved a resolution to change our fiscal year end to December 31 to more closely align our year end with that of the majority of our peer group.

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

Description of Business

Green Plains was formed in June 2004 to construct and operate dry mill, fuel-grade ethanol production facilities. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages. To add shareholder value, Green Plains expanded its business operations beyond ethanol production to integrate strategic agribusiness and ethanol marketing services. See Note 4 – Business Combination for discussion related to the April 2008 acquisition of Great Lakes Cooperative’s agribusiness assets and the October 2008 merger with VBV, which provided additional ethanol production and marketing services. As discussed above, under reverse acquisition accounting rules, VBV was considered the acquiring company in the October 2008 merger.

VBV was formed in September 2006 to capitalize on biofuels opportunities available within the United States.  The goal was to create a company in the ethanol business with an integrated network combining production, distribution and marketing. VBV purchased controlling interest in two development stage ethanol plants: Indiana Bio-Energy, LLC, now known as Green Plains Bluffton LLC, and Ethanol Grain Processors, LLC, now known as Green Plains Obion LLC. Both plants were designed as dry mill natural gas fired ethanol plants with estimated production capacity of 110 million gallons per year of fuel grade ethanol.

Operations commenced at our Shenandoah, IA plant in August 2007, and at our Superior, IA plant in July 2008. Each of these ethanol plants has expected production capacity of 55 million gallons per year (“mmgy”). In September 2008 and November 2008, respectively, the Bluffton, IN and Obion, TN facilities commenced ethanol production activities. Prior to the commencement of ethanol production at the Bluffton plant, VBV had no significant revenue-producing operations and had historically incurred net losses from operations during its development stage. At full capacity, the combined ethanol production of our four facilities is 330 million gallons per year. Processing at full capacity will consume approximately 120 million bushels of corn and produce approximately 1,020,000 tons of distillers grains.

The Company also has an in-house fee-based marketing business, Green Plains Trade Group LLC (“Green Plains Trade”), a wholly-owned subsidiary of the Company, which provides ethanol marketing services to other producers in the ethanol industry. We have entered into several ethanol marketing agreements with third parties, pursuant to which the Company has agreed to market substantially all of the ethanol that is expected to be produced by such parties on an annual basis. Annual production from these third-party plants is expected to be approximately 305 million gallons. Our plan is to expand our third-party ethanol marketing operations. Green Plains Trade is also now responsible for the sales, marketing and distribution of all ethanol produced at our four production facilities.

In April 2008, Green Plains completed the acquisition of Great Lakes Cooperative, a full-service cooperative that specializes in grain, agronomy, feed and petroleum products with seven locations in northwestern Iowa. Now known as Green Plains Grain Company LLC (“Green Plains Grain”), this business complements the ethanol plants in its grain handling and marketing, as well as grain procurement required in ethanol processing.

The Company believes that as a result of the 2008 mergers, the combined enterprise is a stronger, more competitive company capable of achieving greater financial strength, operating efficiencies, earning power, access to capital and growth than could have been realized previously.

2.  RESTATEMENT

The Company restated its previously issued financial statements for the year ended March 31, 2008, and for the period from September 28, 2006 (date of inception) to March 31, 2007, to correct the presentation in the consolidated statements of cash flows of certain purchases of property, plant and equipment.

A portion of the Company’s construction-in-progress was funded by the incurrence of accounts payable and accrued expenses, and the capitalization of financing costs, and had been included as a cash activity in the consolidated statements of cash flows. Since these portions of construction-in-progress were not funded by actual cash payments within the respective periods, the Company corrected this presentation in the consolidated statements of cash flows by reducing the investing outflows for the purchases of property, plant and equipment, reducing the corresponding change in accounts payable and accrued expenses in the operating section of the consolidated statements of cash flows and increasing the amount of financing outflows for financing costs. In addition, the Company added a noncash activity disclosure to properly reflect the portion of construction-in-progress funded by the incurrence of accounts payable, accrued expenses, retainage and the capitalization of financing costs.

The original and restated balances for the line items affected by these adjustments are (in thousands):

	Year Ended March 31, 2008 As Reported	Year Ended March 31, 2008 As Restated	Period from September 28, 2006 (Date of Inception) to March 31, 2007 As Reported	Period from September 28, 2006 (Date of Inception) to March 31, 2007 As Restated	Period from September 28, 2006 (Date of Inception) to March 31, 2008 As Reported	Period from September 28, 2006 (Date of Inception) to March 31, 2008 As Restated
CASH FLOW STATEMENT
Increase (decrease) in accounts payable and accrued liabilities	$10,815	$968	$1,398	$(415)	$12,213	$553
Net cash provided by (used in) operating activities	5,090	(4,921)	281	(1,531)	5,372	(6,453)
Purchases of property and equipment	(171,012)	(160,880)	(18,305)	(16,492)	(189,315)	(177,370)
Net cash used in investing activities	(154,397)	(144,265)	(40,038)	(38,226)	(194,436)	(182,491)
Payments of loan fees	(256)	(376)	(2,925)	(2,925)	(3,180)	(3,301)
Net cash provided by financing activities	62,379	62,258	127,223	127,223	189,602	189,481

These adjustments did not affect the reported amounts of net income or the change in cash for any period.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value Measurement of Financial Instruments

We began to account for financial instruments according to SFAS No. 157, “Fair Value Measurements,” as of April 1, 2008. The following methods and assumptions were used by us in estimating the fair value of our financial instruments (which are separate line items in the consolidated balance sheet):

Level 1 – Market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs):

Cash and cash equivalents – The carrying value of cash, cash equivalents and marketable securities is their fair value due to the high liquidity and relatively short maturity of these instruments. Marketable securities considered to be cash equivalents are invested in low-risk interest-bearing government instruments and bank deposits, and the carrying value is determined by the financial institution where the funds are held.

 Commodity inventories and contracts – Exchange-traded futures and options contracts are utilized to minimize the effects of changes in the prices of agricultural commodities on our agribusiness grain inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices. Forward purchase contracts and forward sale contracts are valued at market prices where available or other market quotes, adjusted for differences, primarily transportation, between the exchange traded market and the local markets on which the terms of the contracts are based. Changes in the market value of inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts are recognized in earnings as a component of cost of goods sold. These contracts are predominantly settled in cash. We are exposed to loss in the event of non-performance by the counter-party to forward purchase and forward sales contracts.

Derivative financial instruments – These instruments are valued at fair market value based upon information supplied by the broker at which these instruments are held. The fair value is determined by the broker based on closing quotes supplied by the Chicago Board of Trade or other commodity exchanges. The Chicago Board of Trade is an exchange with published pricing. See the “Derivative Financial Instruments” policy below for additional information.

Level 2 – The reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):

Accounts receivable, accounts payable and accrued liabilities – The carrying value of accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short duration of these items.

Cash and Cash Equivalents

We consider our highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents as of December 31, 2008 and March 31, 2008 included amounts invested in short-term government funds and bank deposits.

Short-Term Investments

Short-term investments consist of certificates of deposit that are stated at cost, which approximates the fair market value. These investments are held at a financial institution. The maturity dates on these securities are greater than 90 days when purchased.

Revenue Recognition and Accounts Receivable

We recognize revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured. Amounts included in accounts receivable relate to unpaid amounts for sales of ethanol, distillers grains, farm commodities and agronomy merchandise.

Initially, third-party marketers were responsible for subsequent sales, marketing, and shipping of ethanol from each of ethanol plants. Green Plains Superior and Green Plains Shenandoah had contracted with RPMG, Inc. (“RPMG”), an independent marketer, to purchase the ethanol produced at each of the Iowa plants. In September 2008, our ethanol marketing contract with respect to our Shenandoah plant terminated. In January 2009, our ethanol marketing contract for the Superior plant terminated. Our Bluffton and Obion plants each entered into ethanol marketing agreements with Aventine Renewable Energy, Inc. (“Aventine”) for the sale of all of the ethanol the respective plants produce. Under the agreements, we sold our ethanol production to Aventine at a price per gallon based on a market price at the time of sale, less certain marketing, storage, and transportation costs, as well as a profit margin for each gallon sold. Aventine entered into lease or other arrangements to secure sufficient availability of railcars to ship the ethanol produced at each plant. In February 2009, the Aventine agreements terminated and a settlement was reached relating to the termination of the Aventine agreements and related matters. Green Plains Trade is now responsible for the sales, marketing and distribution of all ethanol produced at our four production facilities and our production subsidiaries have taken over the railcar leases for sufficient railcars for the plants.

The market for distillers grains generally consists of local markets for wet, modified wet and dried distillers grains, and national markets for dried distillers grains. We had previously entered into exclusive marketing agreements with CHS Inc. for the sale of dried distillers grains produced at our Shenandoah and Superior plants. The agreement with CHS related to the Shenandoah plant terminated on July 1, 2008. CHS continues to market dried distillers grains produced at the Superior plant. In-house personnel currently market wet distillers grains produced at the Superior ethanol plant. Green Plains Trade markets the distillers grains by-product for our Shenandoah, Bluffton and Obion plants.

We sell ethanol and distillers grains in-house through Green Plains Trade and via third-party marketers, who are our customers for purposes of revenue recognition. For sales of ethanol and distillers grains by Green Plains Trade, sales are recognized when title to the product and risk of loss transfer to the customer. When third-party marketers are used, they are responsible for subsequent sales, marketing, and shipping of the ethanol and distillers grains. Accordingly, once the ethanol or distillers grains are loaded into railcars and bills of lading are generated, the criteria for revenue recognition are considered to be satisfied and sales are recorded.  As part of our contracts with these third-party marketers, shipping costs incurred by them reduce the sales price they pay us. Under our contract with CHS, who continues to market dried distillers grains produced at our Superior ethanol plant, certain shipping costs for dried distillers grains are incurred directly by us, which are reflected in cost of goods sold.  For distillers grains sold to local farmers, bills of lading are generated and signed by the driver for outgoing shipments, at which time sales are recorded.

For our fee-based marketing business, we purchase and sell all of the ethanol produced by certain third-party plants. The ethanol is purchased at a price per gallon based on a market price at the time of sale, less certain marketing, storage, and transportation costs, as well as a profit margin. We recognize revenues and related costs of goods sold for these transactions when title of the ethanol passes to our customers.

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

Concentrations of Credit Risk

In the normal course of business, we are exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. We transact sales of ethanol and distillers grains and are marketing products for third parties, which may result in concentrations of credit risk from a variety of customers, including major integrated oil companies, large independent refiners, petroleum wholesalers, other marketers and jobbers. We are also exposed to credit risk resulting from sales of grain to large commercial buyers, including other ethanol plants, which we continually monitor. Although payments are typically received within fifteen days of sale for ethanol and distillers grains, we continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. Concentrations of credit risk with respect to inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs.

Inventories

Corn to be used in ethanol production, ethanol and distillers grains inventories are stated at the lower of average cost (determined monthly) or market.

Other grain inventories include readily-marketable physical quantities of grain, forward contracts to buy and sell grain, and exchange traded futures and option contracts (all stated at market value). The futures and options contracts, which are used to hedge the value of both owned grain and forward contracts, are considered derivatives under SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” All Agribusiness segment grain inventories are marked to the market price with changes reflected in cost of goods sold. The forward contracts require performance in future periods. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other consumers generally do not extend beyond one year. The terms of contracts for the purchase and sale of grain are consistent with industry standards.

Merchandise and petroleum products inventories are valued at the lower of cost (first-in, first-out) or market price.

Derivative Financial Instruments

We use various financial instruments, including derivatives, to minimize the effects of the volatility of commodity price changes primarily related to corn, natural gas and ethanol. We monitor and manage this exposure as part of our overall risk management policy. As such, we seek to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We may take hedging positions in these commodities as one way to mitigate risk. We have put in place commodity price risk management strategies that seek to reduce significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices, principally through the use of derivative instruments. While we attempt to link our hedging activities to our purchase and sales activities, there are situations where these hedging activities can themselves result in losses. We cannot provide assurance that such losses will not occur.

By using derivatives to hedge exposures to changes in commodity prices, we have exposures on these derivatives to credit and market risk. We are exposed to credit risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. We minimize our credit risk by entering into transactions with high quality counterparties, limiting the amount of financial exposure we have with each counterparty and monitoring the financial condition of our counterparties. We also maintain a risk management policy requiring that all non-exchange traded derivative contracts with a duration greater than one year be formally approved by senior management. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices or interest rates. We manage market risk by incorporating monitoring parameters within our risk management strategy that limit the types of derivative instruments and derivative strategies we use, and the degree of market risk that may be undertaken by the use of derivative instruments.

We apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires companies to evaluate their contracts to determine whether the contracts are derivatives as certain derivative contracts that involve physical delivery may be exempted from SFAS No. 133 treatment as normal purchases or normal sales. Commodity forward contracts generally qualify for the normal purchase or sale exception under SFAS No. 133 and are therefore not subject to its provisions as they will be expected to be used or sold over a reasonable period in the normal course of business.

Any derivative contracts that do not meet the normal purchase or sales criteria are therefore brought to market with the corresponding gains and losses recorded in operating income unless the contracts qualify for hedge accounting treatment. We do not classify any of our commodity derivative contracts as hedging contracts for purposes of SFAS No. 133. These derivative financial instruments are recognized in other current assets or liabilities at fair value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of these assets is generally computed using the straight-line method over the following estimated useful lives of the assets:

Years
Land improvements	20
Plant, buildings and improvements	10-40
Railroad track and equipment	20
Ethanol production equipment	15-40
Other machinery and equipment	5-7
Computers and software	3-5
Office furniture and equipment	5-7

Property and equipment is capitalized at cost. Non-permanent land improvements, construction-in-progress and capitalized interest are depreciated upon the commencement of operations of the property (i.e. ethanol plant start-up). Expenditures for property betterments and renewals are capitalized. Costs of repairs and maintenance are charged to expense as incurred.

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of our fixed assets.

Impairment of Long-Lived Assets

Our long-lived assets currently consist of property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows.

Financing Costs

Fees and costs related to securing debt financing are recorded as financing costs. Debt issuance costs are stated at cost and are amortized as interest expense over the life of the loans. However, during the period of construction, amortization of such costs is capitalized in construction-in-progress.

Minority Interests

Prior to completion of the Merger, the Company held a 78% ownership interest in Indiana Bio-Energy, LLC  (now known as Green Plains Bluffton) and a 62% ownership interest in Ethanol Grain Processors, LLC (now known as Green Plains Obion). The Company reflected the interests held by others as minority interests in the consolidated balance sheet and recorded the minority interests in income and losses of the subsidiaries in its consolidated results of operations. These minority interests were exchanged for Green Plains common stock in conjunction with the Merger. Remaining minority interests represent the minority partners’ shares of the equity and income of a majority-owned subsidiary of Green Plains Grain.

Cost of Goods Sold

Cost of goods sold includes costs for direct labor, materials and certain plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of our ethanol plants. Grain purchasing and receiving costs, other than labor costs for grain buyers and scale operators, are also included in cost of goods sold. Direct materials consist of the costs of corn feedstock, denaturant, and process chemicals. Corn feedstock costs include realized and unrealized gains and losses on related derivative financial instruments, inbound freight charges, inspection costs and internal transfer costs. Plant overhead costs primarily consist of plant utilities, sales commissions and outbound freight charges. Shipping costs incurred directly by us, including railcar lease costs, are also reflected in cost of goods sold.

We use exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on our agribusiness grain inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices. Forward purchase contracts and forward sale contracts are valued at market prices, where available, or other market quotes adjusted for differences, primarily transportation, between the exchange traded market and the local markets on which the terms of the contracts are based. Changes in the market value of inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts, are recognized in earnings as a component of cost of goods sold. These contracts are predominantly settled in cash. We are exposed to loss in the event of non-performance by the counter-party to forward purchase and forward sales contracts.

Operating Expenses

Operating expenses are primarily general and administrative expenses for employee salaries, incentives and benefits; office expenses; director compensation; and professional fees for accounting, legal, consulting, and investor relations activities; as well as depreciation and amortization costs.

Environmental Expenditures

Environmental expenditures that pertain to our current operations and relate to future revenue are expensed or capitalized consistent with our capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to future revenue are expensed as incurred.

Stock-Based Compensation

The Company applies SFAS No. 123(R), “Accounting for Stock-Based Compensation,” for all compensation related to stock, options or warrants. SFAS No. 123(R) requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

Income Taxes

The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” and Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (FIN 48 was effective for us in the nine-month transition period ended December 31, 2008). The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial reporting carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operating results in the period of enactment. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

In September 2008, the FASB issued FASB Staff Position (“FSP”) No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees.” This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives. FSP No. 133-1 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP No. 133-1 also amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of FSP No. 133-1 that amend SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP No. 133-1 clarifies the effective date of SFAS No. 161. The disclosures required by SFAS No. 161 should be provided for any reporting period beginning after November 15, 2008. This clarification of the effective date of SFAS No. 161 is effective upon issuance of FSP No. 133-1. We are currently evaluating the impact that this statement will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States. The implementation of SFAS No. 162 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued “Summary of Statement No. 141 (revised 2007) (“SFAS No. 141R”),” which replaces SFAS No. 141, “Business Combinations,” to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R retains the fundamental requirements that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. That replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141’s guidance resulted in not recognizing some assets and liabilities at the acquisition date, and it also resulted in measuring some assets and liabilities at amounts other than their fair values at the acquisition date. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. It may not be applied before that date. We do not expect the adoption of SFAS No. 141R to have a material impact on our consolidated financial statements.

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

4.  BUSINESS COMBINATION

Merger of Green Plains Renewable Energy, Inc. and VBV LLC

In May 2008, definitive merger agreements were entered into by Green Plains and VBV. At that time, VBV held majority interest in two companies that were constructing ethanol plants. These two companies were Indiana Bio-Energy, LLC (“IBE”) of Bluffton, IN, an Indiana limited liability company which was formed in December 2004; and Ethanol Grain Processors, LLC, (“EGP”) of Obion, TN, a Tennessee limited liability company which was formed in October 2004. The Merger was completed on October 15, 2008. VBV and its subsidiaries became wholly-owned subsidiaries of Green Plains. Pursuant to the terms of the Merger, equity holders of VBV, IBE and EGP received Green Plains common stock and options totaling 11,139,000 shares. Upon closing of the Merger, VBV, IBE and EGP were merged into subsidiaries of the Green Plains. IBE has been renamed as Green Plains Bluffton LLC and EGP has been renamed as Green Plains Obion LLC. Simultaneously with the closing of the Merger, NTR plc (“NTR”), a leading international developer and operator of renewable energy and sustainable waste management projects and majority equity holder of VBV prior to the Merger, through its wholly-owned subsidiaries, invested $60.0 million in Green Plains common stock at a price of $10 per share, or an additional 6.0 million shares. With this investment, NTR is our largest shareholder. This additional investment is being used for general corporate purposes and to finance future acquisitions.

As a result of accounting for the Merger as a reverse acquisition, Green Plains’ assets and liabilities as of October 15, 2008, the closing date of the Merger, have been incorporated into VBV’s balance sheet based on the fair values of the net assets acquired, which equaled the consideration paid for the acquisition. SFAS No. 141 requires an allocation of the acquisition consideration to individual assets and liabilities including tangible assets, financial assets, separately recognized intangible assets, and goodwill. Further, the Company’s operating results (post-Merger) include VBV’s operating results prior to the date of closing and the results of the combined entity following the closing of the Merger. Although VBV was considered the acquiring entity for accounting purposes, the Merger was structured so that VBV became a wholly-owned subsidiary of Green Plains.

Since the Merger occurred toward the end of our fiscal year and involved complex legal and accounting issues, Green Plains performed a tentative allocation of the purchase price using preliminary estimates of the values of the assets and liabilities acquired. We have engaged an expert to assist in the determination of the purchase price allocation for purposes of SFAS No. 141. We believe the final allocation will be determined during 2009 with prospective adjustments recorded to our financial statements at that time, if necessary, in accordance with SFAS No. 141. A true-up of the purchase price allocation could result in gains or losses recognized in our consolidated financial statements in future periods. The following table summarizes the acquisition purchase price and the tentative allocation to the assets acquired and liabilities assumed in connection with the acquisition (in thousands):

Amount
Current assets
Cash and cash equivalents	$9,830
Accounts receivable	22,031
Inventories	46,007
Prepaid expenses and other	5,840
Derivative financial institutions	1,988
Total current assets	85,696

Property and equipment, net	179,401
Other assets	2,938
Total assets acquired	268,035

Current liabilities
Accounts payable and accrued liabilities	37,666
Purchase commitment	306
Current maturities of long-term debt	17,085
Derivative financial instruments	14,625
Total current liabilities	69,682

Long-term liabilities
Notes payable	559
Pension costs	1,791
Long-term debt	110,154
Minority interest	299
Other liabilities	4,717
Total liabilities assumed	187,202

Total	$80,833

A reconciliation of consideration paid to the allocation of the purchase price to specific assets and liabilities is as follows (in thousands):

Fair value of outstanding common stock assumed	$78,220
Merger-related cash expenditures	2,613
$80,833

The following represents the unaudited pro forma combined results of operations of Green Plains and VBV as if the Merger had occurred as of April 1, 2007 (in thousands, except per share amounts):

Unaudited pro forma information:	Nine-Month Transition Period Ended December 31, 2008	Nine-Month Comparison Period Ended December 31, 2007
Revenues	$454,732	$24,202
Net income (loss)	(8,124)	(11,771)
Basic and diluted earnings per share	(0.33)	(0.47)

The pro forma financial information above includes historical Green Plains and VBV revenue and expenses adjusted to: (1) change the accounting base of Green Plains assets depreciated after the Merger to reflect purchase price adjustments, (2) adjust the income tax expense of the combined results, (3) revise compensation expense to reflect post-Merger executive salaries, (4) remove minority interests of VBV subsidiaries and (5) reverse Merger-related market price adjustments. This pro forma financial information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or the results of operations of the Company that would have occurred had the Merger been in effect for the periods presented.

5.  SEGMENT INFORMATION

With the closing of the Merger, the Company’s chief operating decision makers began to review its operations in three separate operating segments. These segments are: (1) production of ethanol and related by-products (which we collectively refer to as “Ethanol Production”), (2) grain warehousing and marketing, as well as sales and related services of agronomy and petroleum products (which we collectively refer to as “Agribusiness”) and (3) marketing and distribution of Company-produced and third-party ethanol and distillers grains (which we refer to as “Marketing and Distribution”).

VBV was formed on September 28, 2006. Prior to completion of the Merger, VBV had controlling interests in two development stage ethanol plants. Operations commenced at these plants in September 2008 and November 2008, respectively. Accordingly, VBV, the acquiring entity for accounting purposes, was a development stage company until September 2008.

The following are revenues, gross profit, operating income and total assets for our operating segments for the periods indicated (in thousands):

	For the Nine-Month Transition Period Ended December 31, 2008	For the Nine- Month Comparative Period Ended December 31, 2007	Year Ended March 31, 2008	Period from September 28, 2006 (Date of Inception) to March 31, 2007
		(unaudited)
Revenues:
Ethanol Production	$131,538	$-	$-	$-
Agribusiness	68,785	-	-	-
Marketing and Distribution	76,521	-	-	-
Intercompany eliminations	(88,086)	-	-	-
	$188,758	$-	$-	$-

Gross profit:
Ethanol Production	$4,857	$-	$-	$-
Agribusiness	8,554	-	-	-
Marketing and Distribution	-	-	-	-
Intercompany eliminations	(97)	-	-	-
	$13,314	$-	$-	$-

Operating income (loss):
Ethanol Production	$(9,113)	$(3,463)	$(5,423)	$(1,421)
Agribusiness	4,422	-	-	-
Marketing and Distribution	(365)	-	-	-
Intercompany eliminations	(97)	-	-	-
	$(5,153)	$(3,463)	$(5,423)	$(1,421)

Total assets:
Ethanol Production	$537,843	$217,496	$254,175	$175,454
Agribusiness	77,384	-	-	-
Marketing and Distribution	33,867	-	-	-
Corporate assets (not assigned
to specific segments)	48,128	-	-	-
Intercompany eliminations	(4,156)	-	-	-
	$693,066	$217,496	$254,175	$175,454

Nearly all of our ethanol that was sold to third-party marketers was repurchased by Green Plains Trade, reflected in the Marketing and Distribution segment, and resold to other customers. Corresponding revenues and related costs of goods sold were eliminated in consolidation (see intercompany eliminations above).

Our consolidated revenues from all segments totaled $188.8 million. Three of our customers, all within in the Ethanol Production segment, comprised over 10 percent of consolidated revenues for the nine-month period ending December 31, 2008, with these customers representing approximately 17%, 12% and 10% of revenues. Management does not believe that the loss of any of these customers would have a significant impact on our consolidated financial statements.

6.  INVENTORIES

The components of inventories are as follows (in thousands):

	December 31, 2008	March 31, 2008

Petroleum & agronomy items held for sale	$15,925	$-
Grain held for sale	10,574	-
Raw materials	9,503	-
Work-in-process	7,371	-
Finished goods	2,171	-
Supplies and parts	1,489	-
	$47,033	$-

7.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31, 2008	March 31, 2008

Construction-in-progress	$1,180	$237,083
Plant, buildings and improvements	264,474	-
Land and improvements	35,006	3,951
Railroad track and equipment	22,225	-
Computer and software	1,702	-
Plant equipment	180,276	-
Office furniture and equipment	575	164
Leasehold improvements and other	6	-
Total property and equipment	505,444	241,198
Less: accumulated depreciation	(9,672)	(36)
Property and equipment, net	$495,772	$241,162

During the nine-month period ended December 31, 2008, production began at our facilities in Bluffton, IN and Obion, TN. Accordingly, the assets associated with these plants were reclassified from construction-in-progress to plant, buildings and improvements.

8.  ACCRUED EXPENSES

The components of accrued expenses are as follows (in thousands):

	December 31, 2008	March 31, 2008

Accrued liabilities	$14,595	$2,862
Accrued construction retainage	-	12,112
	$14,595	$14,974

9.  LONG-TERM DEBT AND LINES OF CREDIT

The components of long-term debt are as follows:

	December 31, 2008	March 31, 2008

Green Plains Bluffton:
Term loan	$70,000	$29,560
Revolving term loan	18,715	-
Revenue bond	22,000	22,000
Economic development grant	2,200	-
Green Plains Obion:
Term loan	60,000	29,600
Revolving term loan	30,839	-
Commercial loan	-	1,000
Note payable	714	-
Capital lease	748	393
Economic development grant	1,000	-
Green Plains Shenandoah:
Term loan	23,200	-
Revolving term loan	17,000	-
Seasonal borrowing	3,300	-
Economic development loan	165	-
Green Plains Superior:
Term loan	35,875	-
Revolving term loan	10,000	-
Green Plains Grain:
Term loan	8,325	-
Revolving term loan	20,000	-
Equipment financing loan	1,517	-
Essex Elevator:
Note payable	446	-
Covenant not to compete	372	-
Total debt	326,416	82,553
Less: current portion	(27,405)	(1,843)
Long-term debt	$299,011	$80,710

Scheduled long-term debt repayments, are as follows (in thousands):

Year Ending December 31,	Amount
2009	$27,405
2010	50,283
2011	30,427
2012	30,109
2013	87,245
Thereafter	100,947
Total	$326,416

Loan Terminology

Related to loan covenant discussions below, the following definitions will apply (all calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) consistently applied):

•

Working capital – current assets over current liabilities.

•

Net worth – total assets over total liabilities plus subordinated debt.

•

Tangible owner’s equity – net worth divided by total assets.

•

Debt service coverage ratio – (1) net income (after taxes), plus depreciation and amortization, divided by (2) all current portions of regularly scheduled long-term debt for the prior period (previous year end).

•

Fixed charge ratio – adjusted EBITDAR divided by fixed charges, which are the sum of Green Plains Grain’s interest expense, current maturities under the term loan, rent expense and lease expenses.

•

EBITDAR – net income plus interest expense, rent and lease expense, and noncash expenses (including depreciation and amortization expense, deferred income tax expense and unrealized gains and losses on futures contracts), less interest income and certain capital expenditures.

•

Senior leverage ratio – debt, excluding amounts under the Green Plains Grain revolving credit note, divided by EBITDAR.

Ethanol Production Segment

Each of our Ethanol Production segment subsidiaries has credit facilities with lender groups that provided for term and revolving term loans to finance construction and operation of the production facilities (“Production Credit Facilities”). The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term facility (individually and collectively, the “Green Plains Bluffton Loan Agreement”). The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan, a revolving term loan of $37.4 million and a $2.6 million revolving line of credit (individually and collectively, the “Green Plains Obion Loan Agreement”). The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan, a $17.0 million revolving term facility, and a statused revolving credit supplement (seasonal borrowing capability) of up to $4.3 million (individually and collectively, the “Green Plains Shenandoah Loan Agreement”).  The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term facility (individually and collectively, the “Green Plains Superior Loan Agreement”).

Loan Repayment Terms

•

Term Loans – The term loans were available for advances until construction for each of the plants was completed.

o

Scheduled quarterly principal payments (plus interest) are as follows:

▪

Green Plains Bluffton

  $1.75 million

▪

Green Plains Obion

  $2.4 million (beginning May 20, 2009)

▪

Green Plains Shenandoah

  $1.2 million

▪

Green Plains Superior

  $1.375 million

o

Final maturity dates (at the latest) are as follows:

▪

Green Plains Bluffton

  November 1, 2013

▪

Green Plains Obion

  May 20, 2015

▪

Green Plains Shenandoah

  May 20, 2014

▪

Green Plains Superior

  July 20, 2015

o

Each term loan has a provision that requires the Company to make annual special payments equal to a percentage ranging from 65% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations, generally provided, however, that if such payment would result in a covenant default under the respective loan agreements, the amount of the payment shall be reduced to an amount which would not result in a covenant default.

o

Free cash flow payments are discontinued when the aggregate total received from such payments meets the following amounts:

▪

Green Plains Bluffton

  $16.0 million

▪

Green Plains Obion

  $18.0 million

▪

Green Plains Shenandoah

  $8.0 million

▪

Green Plains Superior

  $10.0 million

•

Revolving Term Loans – The revolving term loans are generally available for advances throughout the life of the commitment. Allowable advances under the Green Plains Shenandoah Loan Agreement are reduced by $2.4 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than November 1, 2014. Allowable advances under the Green Plains Superior Loan Agreement are reduced by $2.5 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than July 1, 2015. Interest-only payments are due each month on all revolving term loans until the final maturity date, with the exception of the Green Plains Obion Loan Agreement, which requires additional semi-annual payments of $4.675 million beginning November 1, 2015.

o

Final maturity dates (at the latest) are as follows:

▪

Green Plains Bluffton

  November 1, 2013

▪

Green Plains Obion

  November 1, 2018

▪

Green Plains Shenandoah

  November 1, 2017

▪

Green Plains Superior

  July 1, 2017

Pricing and Fees

•

The loans bear interest at either the Agent Base Rate (prime) plus from 0.0% to 0.5% or short-term fixed rates at LIBOR plus 250 to 390 basis points (each based on a ratio of total equity to total assets). In some cases, the lender may allow us to elect to pay interest at a fixed interest rate to be determined.

•

Certain loans were charged an application fee and have an annual recurring administrative fee.

•

Unused commitment fees, when charged, range from 0.375% to 0.75%.

•

Origination and other fees have been recorded in financing costs in the consolidated balance sheets.

Security

As security for the loans, the lenders received a first-position lien on all personal property and real estate owned by the respective entity borrowing the funds, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant. These borrowing entities are also required to maintain certain financial and non-financial covenants during the terms of the loans.

Representations, Warranties and Covenants

The loan agreements contain representations, warranties, conditions precedent, affirmative covenants (including financial covenants) and negative covenants including:

•

Maintenance of working capital as follows: by Green Plains Bluffton of not less than $10.0 million at the commencement of operations, and increasing to $12.0 million no later than 12 months after the date construction for the plant has been completed and continuing thereafter.

o

Green Plains Bluffton

  $10.0 million (increasing to $12.0 million by September 11, 2009)

o

Green Plains Obion

  $9.0 million (increasing to $12.0 million by December 31, 2009)

o

Green Plains Shenandoah

  $6.0 million

o

Green Plains Superior

  $5.0 million

•

Maintenance of net worth as follows:

o

Green Plains Bluffton

  $80.0 million

o

Green Plains Obion

  $67.0 million (increasing to $77.0 million by December 31, 2009)

o

Green Plains Shenandoah

  $37.5 million

o

Green Plains Superior

  $58.3 million

•

Maintenance of tangible owner’s equity as follows:

o

Green Plains Bluffton

  at least 40% (increasing to 50% by December 31, 2009)

•

Maintenance of debt service coverage ratio as follows:

o

Green Plains Bluffton

  1.25 to 1.0

o

Green Plains Obion

  1.25 to 1.0

o

Green Plains Shenandoah

  1.5 to 1.0

o

Green Plains Superior

  1.25 to 1.0

•

Dividends or other annual distributions to the equity holder will be limited, subject to certain additional restrictions including maintenance with all loan covenants, terms and conditions, as follows:

o

Green Plains Bluffton

  50% of profit, net of income taxes

o

Green Plains Obion

  40% of profit, net of income taxes

o

Green Plains Shenandoah

  40% of profit, net of income taxes

o

Green Plains Superior

  40% of profit, net of income taxes

As of December 31, 2008, working capital balances at Green Plains Bluffton, Green Plains Obion and Green Plains Superior were less than those required by the respective financial covenants in the loan agreements of those subsidiaries. In addition, the debt service coverage ratio for Green Plains Superior was below levels required by its covenants. In February 2009, the Company contributed additional capital to these subsidiaries and as a result, the lenders provided waivers accepting our compliance with the financial covenants for these subsidiaries as of that date.

Bluffton Revenue Bond

•

Bluffton Revenue Bond – Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the City of Bluffton, IN. The revenue bond requires: (1) semi-annual interest only payments of $825,000 through September 1, 2009, (2) semi-annual principal and interest payments of approximately $1.5 million during the period commencing on March 1, 2010 through March 1, 2019, and (3) a final principal and interest payment of $3.745 million on September 1, 2019.

•

The revenue bond bears interest at 7.50% per annum.

•

Revenue bond issuance costs have been recorded in financing costs in the consolidated balance sheets.

Capitalized Interest

We capitalized $6.0 million, $2.6 million and $41,000 of interest and debt issuance costs during the nine-month transition period ended December 31, 2008, fiscal year ended March 31, 2008, and period from September 28, 2006 (date of inception) to March 31, 2007, respectively.

Agribusiness Segment

The Green Plains Grain loan is comprised of a $9.0 million amortizing term loan and a $35.0 million revolving term facility (individually and collectively, the “Green Plains Grain Loan Agreement”). Loan proceeds are used primarily for working capital purposes. The principal amount of the revolving credit note is reduced to $30.0 million on March 31, 2009.

Key Loan Information

•

The term loan expires on April 3, 2013 and the revolving loan expires on April 3, 2010.

•

Payments of $225,000 under the term loan are due on the last business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term.

•

The loans bear interest at either the Agent Base Rate (prime) plus from 0.0% to 0.5% or short-term fixed rates at LIBOR plus 250 to 335 basis points (each based on a ratio of total equity to total assets). In some cases, the lender may allow us to elect to pay interest at a fixed interest rate to be determined.

•

The loans bear interest at either the Agent Base Rate (prime) minus 0.25% to plus 0.75% or short-term fixed rates at LIBOR plus 175 to 275 basis points (each depending on Green Plains Grain’s Fixed Charge Ratio for the preceding four fiscal quarters).

•

As security for the loans, the lender received a first-position lien on real estate, equipment, inventory and accounts receivable owned by Green Plains Grain.

The loan agreements contain certain financial covenants and restrictions, including the following:

•

Maintenance of working capital of at least $7.0 million, increasing to $9.0 million in fiscal 2009 and $11.0 million in fiscal 2010.

•

Maintenance of tangible net worth of at least $10.0 million, increasing to $12.0 million in fiscal 2009 and $15.0 million in fiscal 2010.

•

Maintenance of a fixed charge ratio of 1.10x or more and a senior leverage ratio that does not exceed 2.25x.

•

Capital expenditures for Green Plains Grain were restricted to $2.5 million during fiscal 2008. That amount is reduced to $1.0 million for subsequent years; provided, however, that any unused portion from any fiscal year may be added to the limit for the next succeeding year.

Equipment Financing Loans

Green Plains Grain has two separate equipment financing agreements with AXIS Capital Inc. totaling $1.75 million (individually and collectively, the “Equipment Financing Loans”). The Equipment Financing Loans provide financing for designated vehicles, implements and machinery. The Company agreed to guaranty the Equipment Financing Loans. Pursuant to the terms of the agreements, Green Plains Grain is required to make 48 monthly principal and interest payments of $43,341, which commenced in April 2008.

10.  STOCK-BASED COMPENSATION

We account for all share-based compensation transactions pursuant to SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires entities to record noncash compensation expense related to payment for employee services by an equity award in their financial statements over the requisite service period.

Indiana Bio-Energy, LLC

VBV invested in IBE on December 22, 2006, at which time two non-employee individuals had outstanding options to purchase membership units in IBE. The options were issued to allow each of the individuals to purchase 164 units of IBE. The options had a weighted-average exercise price of $100, and a weighted-average contractual term of 0.9 years and 1.9 years as of March 31, 2008 and 2007, respectively. The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%, volatility of 98%, weighted-average risk free interest rate of 4.2% and expected life of 3.5 years. Since IBE’s shares were not publicly traded, expected volatility was computed based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted-average fair value of the options granted was estimated to be $9,915 per unit. VBV recognized expense associated with the IBE options of $0 and $342,334 for the year ended March 31, 2008, and for the period from September 28, 2006 (Inception Date) to March 31, 2007, respectively. The aggregate intrinsic value of the awards was $3,247,200 as of March 31, 2008 and 2007 based on the weighted-average exercise price of the underlying awards of $100 and IBE’s estimated fair market value of $10,000 per unit.

In June 2007, IBE issued one its employees 16 restricted units. The weighted-average grant-date fair value of the award was $10,000 per unit. The award vested over five years at the time of the grant. As of March 31, 2008, there was $136,000 of total unrecognized compensation cost related to the non-vested share-based awards, which was expected to be recognized over a weighted-average period of 4.2 years at that time. The total fair value of shares vested during the year ended March 31, 2008 was $24,000.

Ethanol Grain Processors, LLC

VBV invested in EGP on January 19, 2007, at which time one non-employee individual had outstanding options to purchase 55,884 membership units in EGP at $0.45 per unit. The options, which were still outstanding at March 31, 2008 and 2007, had a weighted-average exercise price of $0.45 and weighted-average remaining contractual term of 3.9 and 4.9 years as of March 31, 2008 and 2007, respectively. The fair value of the option was estimated using the Black-Scholes option-pricing model. The weighted-average fair value of the option was estimated to be $1.86 per unit. All of the expense associated with the options had been recorded by EGP prior to VBV’s acquisition of EGP. The aggregate intrinsic value of the award was $86,620 as of March 31, 2008 and 2007 and was calculated as the difference between the weighted-average exercise price of the underlying awards and EGP’s estimated fair market value, which was the offering price, of $2.00 per unit.

In July 2007, VBV granted 20,000 restricted units to a related party member acting as a consultant in the roles of Chief Financial Officer and Chief Executive Officer of EGP, vesting upon substantial completion of the EGP plant. The weighted-average grant date fair value was $2.00 per unit. As of March 31, 2008, there was $17,500 of total unrecognized compensation cost related to the non-vested share-based awards. The cost was recognized during the nine months ended December 31, 2008. The total fair value of shares vested during the year ended March 31, 2008 was $22,500.

In December 2007, VBV granted 125,000 EGP options to a related party member acting as Chief Financial Officer and Chief Executive Officer of EGP, vesting immediately upon issue and expiring three years from date of issuance. The options had a weighted-average exercise price of $2.00 and weighted contractual term of 2.75 years as of March 31, 2008. The fair value of the option was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield 0%, volatility 98%, weighted-average risk free interest rate 3.0% and expected life of three years. Since EGP’s shares were not publicly traded, expected volatility was computed based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted-average fair value of the option granted was estimated to be $1.25 per unit. VBV recognized expense associated with the options of $155,649 for the year ended March 31, 2008. The aggregate intrinsic value of the award was zero as of March 31, 2008 based on the weighted-average exercise price of the underlying awards and EGP’s estimated fair market value of $2.00 per unit.

VBV LLC

In May 2007, VBV granted to an executive officer restricted units of up to 0.3% of VBV’s units, to incrementally vest over a period of four 4 years. The weighted-average grant-date fair value of the award was $102,657 per unit. At March 31, 2008, the restricted units granted were equal to 3 units based on 0.3% of VBV’s common units. As of March 31, 2008, there was $147,035 of total unrecognized compensation cost related to the non-vested share-based awards. The cost was expected to be recognized over a weighted-average period of 3.2 years. The total fair value of shares vested during the year ended March 31, 2008 was $160,936.

In May 2007, VBV also granted the executive officer options to purchase 0.35% of VBV’s common units, to incrementally vest over a period of four 4 years. VBV granted the executive the options to purchase up to 0.35% of VBV’s common units at an exercise price equal to the actual percentage exercised under the option by the executive multiplied by the total invested equity in VBV at the time of the exercise of the option. The options had a weighted-average exercise price of $110,623 and weighted contractual term of 3.2 years as of March 31, 2008. The fair value of the option was estimated using the Black-Scholes option-pricing model at each reporting date. The following weighted-average assumptions were used in the model as of March 31, 2008: dividend yield 0%, volatility 98%, weighted-average risk free interest rate 4.7% and expected life of 4 years. Since VBV’s shares were not publicly traded, expected volatility was computed based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted-average fair value of the option granted was estimated to be $77,774 per unit. VBV recognized expense associated with the options of $142,249 for the year ended March 31, 2008. The aggregate intrinsic value of the award was zero as of March 31, 2008 based on the weighted-average exercise price of the underlying awards and VBV’s estimated fair market value of $110,623 per unit.

The VBV executive officer entered into an employment agreement at the time of the Merger to serve as the Company’s President and Chief Operating Officer. This employment agreement included long-term incentive awards that replaced the outstanding restricted units and options, and that were of a type and level that is competitive to benefits provided to officers of public companies of comparable size.

Stock-Based Compensation following the Merger

The Green Plains Renewable Energy, Inc. 2007 Equity Incentive Plan (“Equity Incentive Plan”) provides for the granting of stock-based compensation, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock and restricted stock unit awards to eligible employees, non-employee directors and consultants. We have reserved a total of 1.0 million shares of common stock for issuance under the Equity Incentive Plan. The maximum number of shares of common stock that can be granted to any employee during any year is 50,000.

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

•

Stock Awards – Stock awards may be granted to directors and key employees with ownership of the common stock vesting immediately or over a period determined by the Compensation Committee and stated in the award. Stock awards granted to date vested in some cases immediately and at other times over a period determined by the Compensation Committee and were restricted as to sales for a specified period. Compensation expense was recognized upon the grant award. The stock awards are measured at fair value on the grant date, adjusted for estimated forfeitures.

Pursuant to the Merger, each outstanding IBE unit was converted into the right to acquire 731.997469 shares of Green Plains common stock and each outstanding EGP unit was converted into the right to acquire 0.151658305 shares of Green Plains common stock. Outstanding stock options and restricted stock awards of the predecessor were assumed by the Company post-merger. At the time of the Merger, executive officers and other key employees of the Company were issued stock options and restricted stock awards.

For stock options granted at the time of the Merger, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123R, with the following weighted-average assumptions:

Expected life	5.4
Interest rate	3.0%
Volatility	63.9%
Dividend yield	—

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

Following the Merger, our Board of Directors authorized the issuance of shares of our common stock to the five departing predecessor-company directors for a total of 18,000 shares in appreciation for services rendered. We recorded $107,820 of share-based expense for the value of these shares at the time of issuance, determined using the closing price of our common stock on the date of grant.

All of our existing share-based compensation awards have been determined to be equity awards. We recognize compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

A summary of stock options as of December 31, 2008 and changes during the nine-month transition period ended December 31, 2008 are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at March 31, 2008	290,023	$2.21
Assumed at Merger	509,000	24.63
Granted	802,528	4.95
Exercised	-	-
Cancellations	(290,023)	(2.21)

Outstanding at December 31, 2008	1,311,528	$12.59	5.1	$-

Exercisable at December 31, 2008	942,361	$14.74	4.1	$-

All fully-vested stock options as of December 31, 2008 are exercisable and are included in the above table. Since weighted-average option prices exceeded the closing stock price at December 31, 2008, the aggregate intrinsic value was zero. Our stock awards allow employees to exercise options through cash payment to us for the shares of common stock or through a simultaneous broker-assisted cashless exercise of a share option, through which the employee authorizes the exercise of an option and the immediate sale of the option shares in the open market. We use original issuances of common stock to satisfy our share-based payment obligations.

Compensation costs expensed for our share-based payment plans described above were approximately $2.5 million and $0.4 million during the nine-month transition period ended December 31, 2008, and during the fiscal year ended March 31, 2008. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements approximated $1.0 million during the nine-month transition period ended December 31, 2008. However, due to uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

11.  EARNINGS PER SHARE

Basic earnings per common shares (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. The calculation of diluted earnings per share gives effect to common stock equivalents. For periods prior to the Merger, to determine the weighted average number of common shares outstanding, the number of Green Plains common shares issued for outstanding VBV member shares was equated to member shares issued and outstanding during prior periods.

12.  INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

VBV intended to be taxed as a corporation from its inception. However, the election required to be filed with Internal Revenue Service (“IRS”) was accepted effective on April 11, 2007, not the inception date of September 28, 2006 as requested. As a result, VBV was considered a flow-through entity for tax purposes for the reporting period from September 28, 2006 to April 10, 2007. VBV appealed the tax treatment of the effective date of the election with the IRS. An IRS decision allowing VBV to be treated as a corporation prior to April 11, 2007 was received in late March 2009.

VBV, as a development stage company, has incurred losses for each of the periods since its inception. Those losses have appropriately been recorded as a deferred tax asset with an offsetting valuation allowance as the losses are not more likely than not to be utilized prior to their expiration.

Due to the merger transaction, VBV is now treated as a corporation for income tax purposes and will be taxed as such for the earnings during the period April 1, 2008 to December 31, 2008.

The provision for income taxes for the nine months ended December 31, 2008 and 2007, respectively, has been determined to be zero as the Company had net operating losses for tax purposes and has determined that any benefit from these tax losses may not be realized prior to their expiration.  Accordingly, no tax provision or benefit was recognized during each of the periods presented.

Differences between the income tax provision (benefit) computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

	Nine-Month Transition Period Ended December 31, 2008	Nine-Month Comparative Period Ended December 31, 2007	Year Ended March 31, 2008

		(unaudited)	(unaudited)
Tax expense (benefit) at federal statutory
rate of 34%	$(2,756)	$(674)	$(1,360)
State income tax expense (benefit), net of
federal benefit	(544)	(111)	(224)
Increase (decrease) in valuation allowance
against deferred tax assets	3,297	785	1,584
Other	3	-	-
Income tax provision (benefit)	$-	$-	$-

The amounts in the table above for the year ended March 31, 2008 have not been audited as VBV was a non-public company for this period and SFAS No. 109 does not require these numerical disclosures for non-public companies and accordingly, such amounts have been labeled as unaudited. As VBV was considered a flow-through entity for tax purposes for the period from September 28, 2006 to April 10, 2007, no taxes were computed for the fiscal period from inception to March 31, 2007. An IRS decision allowing VBV to be treated as a corporation prior to April 11, 2007 was received in late March 2009.

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2008	March 31, 2008
		(unaudited)
Deferred tax assets:
Net operating loss carryforwards	$7,003	$-
Tax credit carryforwards	1,264	-
Derivatives	4,955	-
Investment in partnerships	4,003	-
Organizational and start-up costs	3,080	1,746
Stock options	2,522	126
Inventory valuation	665	-
Other	447	39
Total deferred tax assets	23,939	1,911

Deferred tax liabilities:
Fixed assets	(11,196)	-
Total deferred tax liabilities	(11,196)	-

Valuation allowance	(12,743)	(1,911)

Deferred income taxes	$-	$-

The amounts in the table above for the year ended March 31, 2008 have not been audited as VBV was a non-public company for this period and SFAS No. 109 does not require these numerical disclosures for non-public companies and accordingly, such amounts have been labeled as unaudited.

As of December 31, 2008, we had federal and state net operating loss carryforwards of $17.2 million and $17.0 million, respectively. These losses will expire in years 2026 through 2028.

We continue to maintain a valuation allowance against the value of all deferred tax assets at December 31, 2008 due to the uncertainty of realizing these assets in the future. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

FIN 48 provides guidance in regard to the recognition of tax benefits for positions claimed or to be claimed in tax returns. Management has evaluated the tax positions claimed and expected to be claimed in its tax returns and has concluded that all positions are more likely than not to be sustained upon examination by applicable taxing authorities. Management has also concluded that no liability for uncertain tax positions should be recorded under FIN 48 as of December 31, 2008.

13.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently leases or is committed to paying operating leases extending to 2019 that have been executed by the Company. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $743,034, $1,412 and $1,200 during the nine-month transition period ended December 31, 2008 and the fiscal periods ending March 31 2008 and 2007, respectively. Aggregate minimum lease payments under these agreements in future fiscal years are as follows:

Year Ending December 31,	Amount
2009	$4,970
2010	4,289
2011	2,449
2012	2,286
2013	2,157
Thereafter	5,057
Total	$21,208

Commodities - Corn and Natural Gas

As of December 31, 2008, we had contracted for future corn deliveries valued at $122.8 million, natural gas deliveries valued at approximately $12.8 million, ethanol product deliveries valued at approximately $9.5 million and DDG product deliveries valued at approximately $13.9 million.

14.  EMPLOYEE BENEFIT PLANS

The Company offers eligible employees a comprehensive employee benefits plan that includes health, dental, vision, life and accidental death, short-term disability, long-term disability, and flexible spending accounts. Additionally, the Company offers a 401(k) retirement plan that enables eligible employees to save on a tax-deferred basis up to the limits allowable under the Internal Revenue Code. The Company matches up to 4% of eligible employee contributions. Employee and employer contributions are 100% vested immediately.

Green Plains Grain maintains a defined benefit pension plan. Although benefits under the plan were frozen as of January 1, 2009, Green Plains Grain remains obligated to ensure that the plan is funded in accordance with applicable requirements. As of December 31, 2008, the pension plan’s liabilities exceeded its assets by approximately $1.3 million, which is included in other liabilities. Minimum funding standards generally require a plan’s underfunding to be made up over a seven-year period. The amount of underfunding could increase or decrease, based on investment returns of the plan’s assets or changes in the assumed discount rate used to value benefit obligations.

15.  RELATED PARTY TRANSACTIONS

Construction Contracts

In May 2006 and August 2006, respectively, IBE and EGP signed lump-sum design-build agreements with Fagen, Inc., a general contractor who was also a member of IBE and EGP prior to the Merger. IBE has incurred costs of $111.9 million under their agreement since its inception:  $8.0 million for the period from September 28, 2006 to March 31, 2007; $87.4 million for fiscal year ended March 31, 2008; and $16.5 million for the nine-month transition period ended December 31, 2008. EGP has incurred costs of $112.2 million under their agreement since its inception:  $24.0 million for the period from September 28, 2006 to March 31, 2007; $65.7 million for the period from April 1, 2007 to March 31, 2008; and $22.5 million for the nine-month transition period ended December 31, 2008. Included in current liabilities were amounts due to Fagen totaling $6.1 million at December 31, 2008 and $21.6 million at March 31, 2008.

In December 2006, EGP entered into an agreement with Harold Coffey, a general contractor who was also a member of EGP for Phase 1 (grading and drainage) and Phase 2 (rail spur track) for the site work. EGP has incurred costs of $12.3 million under this agreement since its inception:  $3.9 million for the period from September 28, 2006 to March 31, 2007; $6.3 million for the fiscal year ended March 31, 2008; and $2.1 million for the nine-month transition period ended December 31, 2008. Included in current liabilities were amounts due to Harold Coffey Construction Company, Inc. totaling $1.2 million at December 31, 2008 and $0.6 million at March 31, 2008.

Jackson-Briner Joint Venture LLC, owned and managed by James Jackson and Michael Swinford, both investors in IBE, had a contract with IBE to provide owner’s scope services. IBE incurred $13.0 million for these services since inception of the contract:  $2.8 million during the period from September 28, 2006 to March 31, 2007 and $10.2 million during the fiscal year ended March 31, 2008. There was $0.6 million included in current liabilities at March 31, 2008. No expenses were incurred during the nine-month transition period ended December 31, 2008, and no further amounts are owed on this contract.

Grain Origination Contracts

Obion Grain, who is Green Plains Obion’s exclusive supplier of corn produced in the seven counties surrounding the plant, had an ownership interest in EGP prior to the Merger, and will have a subordinate lien on Green Plains Obion’s real property if it defaults under its corn purchase agreement with Obion Grain. In addition, Obion Grain is controlled by Dyersburg Elevator Company, James Baxter Sanders, Michael D. Miller and William H. Latimer, all of whom had ownership interests in EGP prior to the Merger, and the latter two of whom also served as directors of the EGP board. EGP did not incur costs under this agreement prior to April 1, 2008. During the nine-month transition period ended December 31, 2008, EGP incurred costs of $3.6 million under this arrangement. Included in current liabilities were amounts due to Obion Grain totaling $0.4 million at December 31, 2008.

Cargill Biofuels Investment, a related party of IBE, has contracted with Cargill Incorporated, through its AgHorizons Business Unit (“Cargill”), for all of IBE’s corn supplies. IBE has agreed to pay Cargill for its cost of procuring the corn plus a per bushel origination fee. IBE did not contract for corn prior to April 1, 2008. IBE incurred $53.2 million to Cargill for corn and corn procurement fees under this agreement during the nine-month transition period ended December 31, 2008. Included in current liabilities were amounts due to Cargill under this arrangement totaling $2.1 million at December 31, 2008.

Consulting Contracts

In July 2005, EGP entered into a management consulting agreement with a related party, The Patterson Group, LLC, to provide management services in the capacity of Chief Executive Officer and Chief Financial Officer. EGP has incurred $0.3 million since the inception of this contract: $0.2 million for the year ending March 31, 2008 and $0.1 million for the nine-month transition period ended December 31, 2008 to James K. Patterson for consulting fees under this agreement. There were no outstanding amounts due under this agreement at March 31, 2008 or December 31, 2008. On January 1, 2009, the terms of this agreement were extended through June 30, 2009 at a reduced fee. The cost for the six-month period is expected to total $36,000.

Steve Hogan and Troy Flowers were investors in IBE prior to the Merger and they are the principles of Midwest Bio-Management LLC. Midwest Bio-Management LLC entered an agreement for consulting and services with IBE in August 2005. The contract for services and consulting is for $13,000 a month and expires July 31, 2009. IBE incurred $0.2 million during the year ended March 31, 2008 and $0.1 million during the nine–month transition period ended December 31, 2008 under this arrangement. There were no outstanding amounts due under this agreement at December 31, 2008 or March 31, 2008.

David Dale of Dale & Huffman was an investor in IBE prior to the Merger, and Dale & Huffman provided legal services to IBE. IBE incurred $0.1 million legal services from this related party from the period from inception to March 31, 2007. There were payments of less than $0.1 million during the year ended March 31, 2008 and the nine-month transition period ended December 31, 2008. There were no outstanding amounts due to this firm at December 31, 2008 or March 31, 2008.

Marketing Contracts

IBE entered into an agreement with Aventine, an investor in IBE prior to the Merger, to sell to them all of the ethanol produced at the plant. IBE pays Aventine a certain percentage of the sales price determined on a pooled basis for certain marketing, storage, and transportation costs. Green Plains Trade (on behalf of Green Plains Bluffton) incurred $13.6 million in payments to Aventine during the period October 15, 2008 to December 31, 2008. No payments were due under this arrangement prior to the date of the Merger. Included in accounts receivable were amounts owed by Aventine to Green Plains Bluffton totaling $2.2 million at December 31, 2008.

Sales and Financing Contracts

Green Plains Grain executed two separate leases for equipment with Axis Capital Inc. Gordon F. Glade, President and Chief Executive Officer of Axis Capital, is a member of our Board of Directors. A total of $1.5 million is included in debt at December 31, 2008 under these financing arrangements.

At the time of the Merger, the predecessor company had outstanding fixed-price ethanol purchase and sale agreements with Center Oil Company. Gary R. Parker, President and Chief Executive Officer of Center Oil, is a member of our Board of Directors. The sales agreements had been executed to hedge prices on a portion of our expected ethanol production. Rather than delivering all of the ethanol, offsetting purchase agreements for a portion of this ethanol production had also been entered into with Center Oil. During the nine-month transition period ended December 31, 2008, cash receipts and payments totaled $18.8 million and $0.4 million, respectively, on these contracts. At December 31, 2008, the Company did not have any outstanding payables or receivables under these purchase and sale agreements.

VBV and its subsidiaries entered into fixed-price ethanol sales and distillers grains purchase agreements with Green Plains subsequent to the execution of the merger agreement in May 2008. The sales agreements were executed for future deliveries of 1.5 million gallons of ethanol for approximately $4.1 million. The purchase agreements were executed for future receipts of 180,000 tons of dried distillers grains for approximately $27.5 million. Prior to the Merger, no ethanol sales and $2.0 million in distillers grains sales were executed under these agreements.

16.  SUBSEQUENT EVENTS

On January 20, 2009, the Company acquired majority interest in Blendstar, LLC, a biofuel terminal operator. The transaction involved a membership interest purchase whereby Green Plains acquired 51% of Blendstar from Bioverda U.S. Holdings LLC, an affiliate of NTR, for $9.0 million. Blendstar operates terminal facilities in Oklahoma City, Little Rock, Nashville, Knoxville, Louisville and Birmingham and has announced commitments to build terminals in two additional cities. Blendstar facilities currently have splash blending and full-load terminal throughput capacity of over 200 million gallons per year.

Previously, Green Plains Superior had contracted with RPMG, an independent marketer, to purchase all of its ethanol production, and Green Plains Bluffton and Green Plains Obion had contracted with Aventine to purchase all of their ethanol production. Under the agreements, we sold our ethanol production exclusively to them at a price per gallon based on a market price at the time of sale, less certain marketing, storage, and transportation costs, as well as a profit margin for each gallon sold. These agreements terminated in January and February 2009 and as a result, a one-time charge of approximately $5.1 million will be reflected in our 2009 first quarter financial results related to the termination of these agreements and certain related matters. We believe the termination of the agreements will allow us to market all of our own ethanol through Green Plains Trade, provide us a better opportunity to employ our risk management processes, mitigate our risks of counterparty concentration and accelerate our collection of receivables.

17.  QUARTERLY FINANCIAL DATA (Unaudited)

After the Merger, we changed our fiscal year end to December 31. Prior to that, our fiscal year end had been March 31. The following table sets forth certain unaudited financial data for each of the quarters within the transition nine-month period ended December 31, 2008 and the fiscal year ended March 31, 2008. This information has been derived from our consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

(Amounts in thousands, except per share amounts)
		Three Months Ended
		December 31, 2008	September 30, 2008	June 30, 2008
Nine-Month Transition Period Ended December 31, 2008
Revenues		$186,869	$1,889	$-
Cost of goods sold		171,631	3,813	94
Operating income (loss)		880	(4,487)	(1,546)
Other income (expense)		(2,089)	646	5
Income tax provision (benefit)		-	-	-
Net income (loss)		(1,849)	(3,876)	(1,172)
Basic and diluted earnings per share		(0.08)	(0.52)	(0.16)

	Three Months Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
Year Ended March 31, 2008
Revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Operating income (loss)	-	-	-	-
Other income (expense)	(2,120)	90	440	937
Income tax provision (benefit)	-	-	-	-
Net income (loss)	(2,120)	(1,859)	(104)	563
Basic and diluted earnings per share	(0.32)	(0.22)	(0.01)	0.08