Form 10-Q
period 2009-03-30
GREEN PLAINS RENEWABLE ENERGY, INC.
filed 2009-05-15
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

Commission File Number 001-32924

GREEN PLAINS RENEWABLE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Iowa	84-1652107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9420 Underwood Avenue, Suite 100

Omaha, NE 68114

(Address of principal executive offices, including zip code)

(402) 884-8700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     X . Yes        . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

      .      Accelerated filer      .      Non-accelerated filer  X .      Smaller reporting company      .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       . Yes    X . No

The number of shares of common stock, par value $0.001 per share, outstanding as of April 30, 2009 was 24,933,514 shares.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$53,541	$64,839
Accounts receivable, net of allowances of $147 and $174, and including amounts from related parties of $0 and $2,177, respectively	37,411	54,306
Inventories	52,393	47,033
Prepaid expenses	6,461	13,341
Deposits	11,950	10,385
Derivative financial instruments and other	4,661	3,065
Total current assets	166,417	192,969

Property and equipment, net	498,479	495,772
Investment in unconsolidated subsidiaries	1,277	1,377
Financing costs and other	12,798	2,948
Total assets	$678,971	$693,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, including amounts to related parties of $166 and $9,824, respectively	$46,400	$61,711
Accrued liabilities	6,800	14,595
Derivative financial instruments	4,495	4,538
Current maturities of long-term debt	32,779	27,405
Notes payable	3,030	-
Total current liabilities	93,504	108,249

Long-term debt	301,397	299,011
Other liabilities	5,534	5,821
Total liabilities	400,435	413,081

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 24,904,708 and 24,659,250 shares issued and outstanding, respectively	25	25
Additional paid-in capital	290,614	290,421
Accumulated deficit	(19,800)	(10,459)
Accumulated other comprehensive loss	(289)	(298)
Total Green Plains stockholders’ equity	270,550	279,689
Noncontrolling interest	7,986	296
Total stockholders’ equity	278,536	279,985
Total liabilities and stockholders’ equity	$678,971	$693,066

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008

Revenues
Ethanol	$161,854	$-
Grain	17,318	-
Agronomy products	4,462	-
Distillers grains	34,880	-
Other	2,568	-
Total revenues	221,082	-
Cost of goods sold	219,203	-
Gross profit	1,879	-
Operating expenses	9,059	1,953

Operating loss	(7,180)	(1,953)

Other income (expense)
Interest income	74	-
Interest expense, net of amounts capitalized	(2,514)	(58)
Other, net	334	(6)
Total other income (expense)	(2,106)	(64)

Loss before income taxes	(9,286)	(2,017)
Income tax provision (benefit)	-	-
Net loss	(9,286)	(2,017)
Net (income) loss attributable to noncontrolling interest	(55)	230
Net loss attributable to Green Plains	$(9,341)	$(1,787)

Earnings (loss) per share – basic and diluted:
Income attributable to Green Plains stockholders	$(0.38)	$(0.24)

Weighted average shares outstanding:
Basic and diluted	24,865	7,498

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss attributable to Green Plains	$(9,341)	$(1,787)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	6,169	8
Unrealized (gains) losses on derivative financial instruments	1,303	-
Stock-based compensation expense	153	136
Changes in operating assets and liabilities:
Accounts receivable	18,166	-
Inventories	(5,360)	-
Derivative financial instruments	(2,932)	-
Prepaid expenses and other assets	7,016	345
Deposits	(1,565)	-
Accounts payable and accrued liabilities	(24,102)	12,266
Other	(613)	-
Net cash provided (used) by operating activities	(11,106)	10,968

Cash flows from investing activities:
Purchases of property and equipment	(1,304)	(47,669)
Investment in business	(7,500)	-
(Investment in) withdrawal of restricted cash	-	2,204
Cash acquired in acquisition of business	4,280	-
Sale (purchase) of investments	-	(894)
Other	(101)	(230)
Net cash used by investing activities	(4,625)	(46,589)

Cash flows from financing activities:
Proceeds from the issuance of debt	8,516	-
Payment of principal on long-term debt	(2,932)	-
Proceeds from notes payable	-	34,323
Proceeds from exercises of stock options	40	-
Capital contributions	-	475
Payment of loan fees and equity in creditors	(1,191)	(413)
Net cash provided by financing activities	4,433	34,385

Net change in cash and equivalents	(11,298)	(1,236)
Cash and cash equivalents, beginning of period	64,839	1,774
Cash and cash equivalents, end of period	$53,541	$538

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Three Months Ended March 31,
	2009	2008
Supplemental disclosures of cash flow:
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,064	$58

Noncash additions to property and equipment:
Property and equipment acquired in acquisition	$7,437	$-
Capital lease obligation incurred for equipment	322	-
Total noncash additions to property and equipment	$7,759	$-

Supplemental noncash investing and financing activities:
Assets acquired in acquisition	$21,593	$-
Less liabilities assumed	(6,202)	-
Total noncash additions to property and equipment	$15,391	$-

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References to the Company

References to “we,” “us,” “our,” “Green Plains” or the “Company” in the consolidated financial statements and in these notes to the consolidated financial statements refer to Green Plains Renewable Energy, Inc., an Iowa corporation, and its subsidiaries. As discussed below, the consolidated financial statements for the three-month period ended March 31, 2008 are those of VBV LLC and its subsidiaries.

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

Change in Fiscal Year End

Effective April 1, 2008, the Company changed its fiscal year end from March 31 to December 31 to more closely align our year end with that of the majority of our peer group.

Consolidated Financial Statements

In the consolidated financial statements and the notes thereto, all references to the three-month period ended March 31, 2008 are related to VBV and its subsidiaries as the predecessor company pursuant to reverse acquisition accounting rules. Although pre-merger Green Plains had been producing ethanol since August 2007, under reverse acquisition accounting rules, the merged Company’s consolidated financial statements reflect VBV’s results as a development stage company (from inception on September 28, 2006 until September 2008) and as an operating company since September 2008. Accordingly, the Company’s operating results (post-Merger) include the operating results of VBV and its subsidiaries prior to the date of the Merger and the results of the combined entity following the closing of the Merger.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying consolidated balance sheet as of December 31, 2008, which has been derived from our audited consolidated financial statements as filed in our annual report for the transition period then ended and the unaudited interim consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to those rules and regulations. The consolidated financial statements at March 31, 2009, and for the three-months ended March 31, 2009 and 2008, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the consolidated financial position, results of operations and cash flows for the interim periods. The results of the interim periods are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Form 10-K as filed with the SEC and notes thereto and risk factors contained therein for the nine-month transition period ended December 31, 2008.

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

Description of Business

Green Plains was formed in June 2004 to construct and operate dry mill, fuel grade ethanol production facilities. Ethanol is a renewable, environmentally clean fuel source that is produced at numerous facilities in the United States, mostly in the Midwest. In the U.S., ethanol is produced primarily from corn and then blended with unleaded gasoline in varying percentages.

To add shareholder value, Green Plains expanded its business operations beyond ethanol production to integrate a full-service grain and agronomy business (via the April 2008 acquisition of Great Lakes Cooperative), ethanol marketing services, (see Note 3 related to the October 2008 merger between Green Plains and VBV, which provided additional ethanol production and marketing services) and terminal and distribution assets (see Note 4 related to the January 2009 acquisition of majority interest in Blendstar LLC, a biofuel terminal operator). As discussed above, under reverse acquisition accounting rules, VBV was considered the acquiring company in the October 2008 merger.

VBV was formed in September 2006 to capitalize on biofuels opportunities available within the United States. The goal was to create a company in the ethanol business with an integrated network combining production, distribution and marketing. VBV purchased controlling interest in two development stage ethanol plants: Indiana Bio-Energy, LLC, now known as Green Plains Bluffton LLC, and Ethanol Grain Processors, LLC, now known as Green Plains Obion LLC. Both plants were designed as dry mill, natural gas fired ethanol plants with estimated production capacity of 110 million gallons per year of fuel grade ethanol.

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

In January 2009, the Company acquired majority interest in Blendstar LLC, a Houston-based biofuel terminal operator with six facilities in five states. Green Plains owns 51% of Blendstar (see Note 4 – Acquisition for further discussion related to this acquisition).

The Company believes that as a result of the 2008 mergers and the January 2009 Blendstar acquisition, the combined enterprise is a stronger, more competitive company capable of achieving greater financial strength, operating efficiencies, earning power, access to capital and growth than could have been realized previously.

Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured.

Previously, the Company sold ethanol and distillers grains in-house and via third-party marketers, who were our customers for purposes of revenue recognition. Specifically, Green Plains Superior LLC, Green Plains Bluffton and Green Plains Obion each had contracted with independent marketers to purchase all of their ethanol production. These third-party marketers were responsible for subsequent sales, marketing, and shipping of the ethanol and distillers grains. Accordingly, once the ethanol or distillers grains were loaded into rail cars and bills of lading were generated, the criteria for revenue recognition were considered to be satisfied and sales were recorded. The agreements with these third-party marketers terminated in January 2009 and February 2009. Green Plains Trade is now responsible for the sales, marketing and distribution of all ethanol produced at the Company’s four production facilities. For sales of ethanol and distillers grains by Green Plains Trade, sales are recognized when title to the product and risk of loss transfer to the customer. Under our contract with CHS, Inc., certain shipping costs for dried distillers grains are incurred directly by us, which are reflected in cost of goods sold. For distillers grains sold to local farmers, bills of lading are generated and signed by the driver for outgoing shipments, at which time sales are recorded. Revenues from Blendstar, which offers ethanol transload and splash blending services, are recognized as these services are rendered.

The Company routinely enters into fixed-price, physical-delivery ethanol sales agreements. In certain instances, the Company intends to settle the transaction by open market purchases of ethanol rather than by delivery from its own production. These transactions are reported net as a component of revenues.

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

Cost of Goods Sold

Cost of goods sold includes costs for direct labor, materials and certain plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of our ethanol plants. Grain purchasing and receiving costs, other than labor costs for grain buyers and scale operators, are also included in cost of goods sold. Direct materials consist of the costs of corn feedstock, denaturant, and process chemicals. Corn feedstock costs include realized and unrealized gains and losses on related derivative financial instruments, inbound freight charges, inspection costs and internal transfer costs. Plant overhead costs primarily consist of plant utilities, plant depreciation, sales commissions and outbound freight charges. Shipping costs incurred directly by us, including railcar lease costs, are also reflected in cost of goods sold. Throughput and unloading fees incurred by Blendstar are recognized as these services are rendered.

We use exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on our agribusiness grain inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices. Forward purchase contracts and forward sale contracts are valued at market prices, where available, or other market quotes adjusted for differences, primarily transportation, between the exchange-traded market and the local markets on which the terms of the contracts are based. Changes in the market value of inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts, are recognized in earnings as a component of cost of goods sold. These contracts are predominantly settled in cash. We are exposed to loss in the event of non-performance by the counter-party to forward purchase and forward sales contracts.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141R requires the acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. In April 2009, the FASB issued Final Staff Position (“FSP”) 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends SFAS No. 141R by establishing a model to account for certain pre-acquisition contingencies. Under FSP 141R-1, the acquirer is required to recognize, at fair value, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5.” SFAS No. 141R and FSP 141R-1 are effective for annual reporting periods beginning January 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141R and FSP 141R-1 will depend on the nature of acquisitions completed after that date.

In January, 2009 the FASB issued FSP 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” These expand the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods. FAS 107-1 and APB Opinion No. 28-1 are effective for interim periods ending after June 15, 2009, and may result in increased disclosures in our interim periods.

2.  FAIR VALUE DISCLOSURES

Effective April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value. The following methods and assumptions were used in estimating the fair value of the Company’s financial instruments (which are separate line items in the consolidated balance sheet):

Level 1 – Market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs):

Cash and cash equivalents – The carrying value of cash, cash equivalents and marketable securities represents their fair value due to the high liquidity and relatively short maturity of these instruments. Marketable securities considered cash equivalents are invested in low-risk interest-bearing government instruments and bank deposits, and the carrying value is determined by the financial institution where the funds are held.

 Commodity inventories and contracts – Exchange-traded futures and options contracts are valued at quoted market prices. Forward purchase contracts and forward sale contracts are valued at market prices where available or other market quotes, adjusted for differences, primarily transportation, between the exchange traded market and the local markets on which the terms of the contracts are based. Changes in the market value of inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts are recognized in earnings as a component of cost of goods sold. These contracts are predominantly settled in cash.

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

Level 2 – The reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):

Accounts receivable, accounts payable and accrued liabilities – The carrying value of accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to the short duration of these items.

3.  BUSINESS COMBINATION

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

4.  ACQUISITION

On January 20, 2009, the Company acquired majority interest in Blendstar LLC, a biofuel terminal operator. The transaction involved a membership interest purchase whereby Green Plains acquired 51% of Blendstar from Bioverda U.S. Holdings LLC, an affiliate of NTR, for a total of $8.9 million. The purchase price is comprised of a $7.5 million cash payment and three future annual payments of $0.5 million, beginning in July 2009. These future annual payments are recorded in debt at a present value of $1.4 million. The allocation of the purchase price to specific assets and liabilities was based, in part, on outside appraisals of the fair value of certain assets acquired. Approximately $21.3 million is attributed to assets acquired, of which $5.3 million was allocated to goodwill and $3.1 million to intangible assets that are subject to amortization. Liabilities assumed total approximately $4.8 million. In addition, $7.6 million was recorded as noncontrolling interest in the purchase price allocation.

The acquisition of Blendstar is a strategic investment within the ethanol value chain. Blendstar operates terminal facilities in Oklahoma City, Little Rock, Nashville, Knoxville, Louisville and Birmingham and has announced commitments to build terminals in two additional cities. Blendstar facilities currently have splash blending and full-load terminal throughput capacity of over 200 million gallons per year. Blendstar’s operations are included in the Marketing and Distribution segment.

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

The following are revenues, gross profit, operating income and total assets for our operating segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues:
Ethanol Production	$137,503	$-
Agribusiness	46,210	-
Marketing and Distribution	178,353	-
Intersegment eliminations	(140,984)	-
	$221,082	$-

Gross profit (loss):
Ethanol Production	$(2,761)	$-
Agribusiness	2,746	-
Marketing and Distribution	1,843	-
Intersegment eliminations	51	-
	$1,879	$-

Operating income (loss):
Ethanol Production	$(7,432)	$(1,953)
Agribusiness	(574)	-
Marketing and Distribution	775	-
Intersegment eliminations	51	-
	$(7,180)	$(1,953)

Previously, Green Plains Superior, Green Plains Bluffton and Green Plains Obion had contracted with third-party marketers to purchase all of their ethanol production. Under the agreements, we sold our ethanol production exclusively to them at a price per gallon based on a market price at the time of sale, less certain marketing, storage, and transportation costs, as well as a profit margin for each gallon sold. These agreements terminated in January and February 2009. Following completion of the Merger and prior to the termination of the agreements, nearly all of our ethanol that was sold to one of the third-party marketers was repurchased by Green Plains Trade, reflected in the Marketing and Distribution segment, and resold to other customers. Corresponding revenues and related costs of goods sold were eliminated in consolidation (see intersegment eliminations above).

6.  INVENTORIES

The components of inventories are as follows (in thousands):

	March 31, 2009	December 31, 2008
Petroleum & agronomy items held for sale	$16,895	$15,925
Grain held for sale	11,185	10,574
Raw materials	14,283	9,503
Work-in-process	7,418	7,371
Finished goods	1,085	2,171
Supplies and parts	1,527	1,489
	$52,393	$47,033

7.  FINANCIAL DERIVATIVE INSTRUMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. The adoption of SFAS No. 161 did not have an impact on our consolidated financial position and results of operations.

To minimize the risk and the effects of the volatility of commodity price changes primarily related to corn, natural gas and ethanol, the Company uses various derivative financial instruments, including exchange-traded futures, and exchange-traded and over-the-counter options contracts. We monitor and manage this exposure as part of our overall risk management policy. As such, we seek to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We may take positions in these commodities as one way to mitigate risk. While the Company attempts to link its hedging activities to purchase and sales activities, there are situations where these hedging activities can themselves result in losses.

SFAS No. 133 requires companies to evaluate their contracts to determine whether the contracts are derivatives as certain derivative contracts that involve physical delivery may be exempted from SFAS No. 133 treatment as normal purchases or normal sales. Commodity forward contracts generally qualify for the normal purchase or sales exception under SFAS No. 133 and are therefore not subject to its provisions as they will be expected to be used or sold over a reasonable period in the normal course of business.

Derivative contracts that do not meet the normal purchase or sales criteria are therefore brought to market with the corresponding gains and losses recorded in operating income unless the contracts qualify for hedge accounting treatment. The Company does not classify any commodity derivative contracts as hedging contracts for purposes of SFAS No. 133. These derivative financial instruments are recognized in other current assets or liabilities at fair value.

The financial statement locations of derivatives designated as hedging instruments under SFAS No. 133 are as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	Fair Value at		Fair Value at
Derivatives	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008

Balance Sheet Location
Current assets:
Inventories	$(1,095)	$2,752	$-	$-
Derivative financial instruments and other	4,676	1,915	-	-
Current liabilities:
Derivative financial instruments	-	-	4,519	4,538
Total	$3,581	$4,667	$4,519	$4,538

8.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	March 31, 2009	December 31, 2008
Construction-in-progress	$3,257	$1,180
Plant, buildings and improvements	264,474	264,474
Plant equipment	185,391	180,276
Land and improvements	35,247	35,006
Railroad track and equipment	22,127	22,225
Computer and software	1,990	1,702
Office furniture and equipment	638	575
Leasehold improvements and other	1,418	6
Total property and equipment	514,542	505,444
Less: accumulated depreciation	(16,063)	(9,672)
Property and equipment, net	$498,479	$495,772

9.  LONG-TERM DEBT AND LINES OF CREDIT

The components of long-term debt are as follows (in thousands):

	March 31, 2009	December 31, 2008
Green Plains Bluffton:
Term loan	$68,250	$70,000
Revolving term loan	19,376	18,715
Revenue bond	22,000	22,000
Economic development grant	500	500
Green Plains Obion:
Term loan	60,000	60,000
Revolving term loan	35,200	30,839
Note payable	710	714
Capital lease	748	748
Economic development loan	1,000	1,000
Economic development grant	1,700	1,700
Green Plains Shenandoah:
Term loan	23,200	23,200
Revolving term loan	17,000	17,000
Seasonal borrowing	3,300	3,300
Economic development loan	150	165
Green Plains Superior:
Term loan	35,875	35,875
Revolving term loan	10,000	10,000
Capital lease	323	-
Green Plains Grain:
Term loan	8,100	8,325
Revolving term loan	23,172	20,000
Equipment financing loan	1,415	1,517
Other	2,157	818
Total debt	334,176	326,416
Less: current portion	(32,779)	(27,405)
Long-term debt	$$301,397	$299,011

Scheduled long-term debt repayments are as follows (in thousands):

Year Ending December 31,	Amount
2009	$25,693
2010	54,094
2011	30,827
2012	30,286
2013	87,991
Thereafter	105,285
Total	$334,176

Loan Terminology

Related to loan covenant discussions below, the following definitions will apply (all calculated in accordance with GAAP consistently applied):

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

•

Fixed charge ratio – adjusted EBITDAR divided by fixed charges, which are the sum of interest expense, current maturities under the term loan, rent expense and lease expenses.

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

Final maturity dates (at the latest) are as follows:

▪

Green Plains Bluffton

  November 1, 2013

▪

Green Plains Obion

  November 1, 2018

▪

Green Plains Shenandoah

  November 1, 2017

▪

Green Plains Superior

  July 1, 2017

Pricing and Fees

•

The loans bear interest at either the Agent Base Rate (prime) plus from 0.0% to 1.0% or short-term fixed rates at LIBOR plus 2.5% to 3.9% (each based on a ratio of total equity to total assets). In some cases, the lender may allow us to elect to pay interest at a fixed interest rate to be determined.

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

Green Plains Obion

  $77.0 million

o

Green Plains Shenandoah

  $37.5 million

o

Green Plains Superior

  $26.6 million

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

o

Green Plains Bluffton

  50% of profit, net of income taxes

o

Green Plains Obion

  40% of profit, net of income taxes

o

Green Plains Shenandoah

  40% of profit, net of income taxes

o

Green Plains Superior

  40% of profit, net of income taxes

As of March 31, 2009, working capital balances at Green Plains Obion and Green Plains Superior were less than those required by the respective financial covenants in the loan agreements of those subsidiaries. In addition, the tangible net worth balances at Green Plains Bluffton, Green Plains Obion and Green Plains Superior were also less than those required by the respective financial covenants. In April 2009, the Company contributed additional capital to these subsidiaries and as a result, the lenders provided waivers accepting our compliance with the financial covenants for these subsidiaries as of that date.

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

Capitalized Interest

The Company capitalized $0 and $1.2 million of interest and debt issuance costs during the first three months of 2009 and 2008, respectively.

Agribusiness Segment

The Green Plains Grain loan is comprised of a $9.0 million amortizing term loan and a $35.0 million revolving term facility (individually and collectively, the “Green Plains Grain Loan Agreement”). Loan proceeds are used primarily for working capital purposes.

Key Loan Information

•

The term loan expires on April 3, 2013 and the revolving loan expires on September 30, 2010.

•

Payments of $225,000 under the term loan are due on the last business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term.

•

The loans bear interest at LIBOR plus 3.5%, subject to an interest rate “floor” of 4.5%.

•

As security for the loans, the lender received a first-position lien on real estate, equipment, inventory and accounts receivable owned by Green Plains Grain.

•

Unused commitment fees are 0.375% on the unused portion.

The loan agreements contain certain financial covenants and restrictions, including the following:

•

Maintenance of working capital of at least $7.0 million through 2009, increasing to $9.0 million thereafter.

•

Maintenance of tangible net worth of at least $15.0 million.

•

Maintenance of a fixed charge ratio of 1.10x or more and a senior leverage ratio that does not exceed 2.25x.

•

Capital expenditures for Green Plains Grain are restricted to $2.0 million per year. However, any unused portion from any fiscal year may be added to the limit for the next succeeding year.

As of March 31, 2009, working capital balances at Green Plains Grain were less than those required by the financial covenants in the loan agreements. The Company was granted a waiver of the working capital covenant for the period.

Equipment Financing Loans

Green Plains Grain has two separate equipment financing agreements with AXIS Capital Inc. totaling $1.75 million (individually and collectively, the “Equipment Financing Loans”). The Equipment Financing Loans provide financing for designated vehicles, implements and machinery. The Company agreed to guaranty the Equipment Financing Loans. Pursuant to the terms of the agreements, Green Plains Grain is required to make 48 monthly payments of $43,341, which commenced in April 2008.

On March 31, 2009, Green Plains Superior entered into a capital lease for equipment, financed through AXIS Capital. The present value of the lease payments total $0.3 million, and no payments had been made as of March 31, 2009. Green Plains Superior is required to make 60 monthly payments of $6,150, which begin in April 2009. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital, is a member of our Board of Directors.

10.  STOCK-BASED COMPENSATION

The Company accounts for all share-based compensation transactions pursuant to SFAS No. 123R, “Share-Based Payment,” which requires entities to record noncash compensation expense related to payment for employee services by an equity award in their financial statements over the requisite service period.

The Green Plains Renewable Energy, Inc. 2007 Equity Incentive Plan (“Equity Incentive Plan”) provides for the granting of stock-based compensation, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock and restricted stock unit awards to eligible employees, non-employee directors and consultants. We have reserved a total of 1.0 million shares of common stock for issuance under the Equity Incentive Plan. Additionally, outstanding stock options were assumed as part of the Merger. The maximum number of shares of common stock that can be granted to any employee during any year under the Equity Incentive Plan is 50,000.

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

There were no stock options granted during the first quarter of 2009. All of our existing share-based compensation awards have been determined to be equity awards. We recognize compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

A summary of stock options as of March 31, 2009 and changes during the three-month period then ended are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2008	1,311,528	$12.59
Granted	-	-
Exercised	(240,096)	0.14
Cancellations	-	-
Outstanding at March 31, 2009	1,071,432	$15.38	6.0	$-

Exercisable at March 31, 2009	702,265	$19.74	5.2	$-

All fully-vested stock options as of March 31, 2009 are exercisable and are included in the above table. Since weighted-average option prices exceeded the closing stock price at March 31, 2009, the aggregate intrinsic value was zero. The Company’s stock awards allow employees to exercise options through cash payment to us for the shares of common stock or through a simultaneous broker-assisted cashless exercise of a share option, through which the employee authorizes the exercise of an option and the immediate sale of the option shares in the open market. The Company uses original issuances of common stock to satisfy our share-based payment obligations.

Compensation costs expensed for share-based payment plans described above were approximately $0.2 million and $0.1 million during the three-month periods ended March 31, 2009 and 2008, respectively. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 40% of these expense amounts. However, due to uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

On May 7, 2009, the shareholders of the Company approved the 2009 Equity Incentive Plan which provides for future grants of up to 1,000,000 shares for stock-based compensation, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock and restricted stock unit awards to eligible employees, non-employee directors and consultants.

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

The provision for income taxes for the three months ended March 31, 2009 and 2008 has been determined to be zero as the Company had net operating losses for tax purposes and has determined that any benefit from these tax losses may not be realized prior to their expiration. Accordingly, no tax provision or benefit was recognized during each of the periods presented.

13.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently leases or is committed to paying operating leases extending to 2019 that have been executed by the Company. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $1.3 million and approximately $2,000 during the three-month periods ended March 31, 2009 and 2008, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2009 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2009	$3,756
2010	4,296
2011	2,455
2012	2,281
2013	2,093
Thereafter	4,974
Total	$19,855

Commodities - Corn and Natural Gas

As of March 31, 2009, we had contracted for future corn deliveries valued at $49.7 million, natural gas deliveries valued at approximately $11.5 million, ethanol product deliveries valued at approximately $13.4 million and dried distillers grains product deliveries valued at approximately $11.4 million.

14.  RELATED PARTY TRANSACTIONS

Grain Origination Contracts

Obion Grain, Green Plains Obion’s exclusive supplier of corn produced in the seven counties surrounding the plant, had an ownership interest in EGP prior to the Merger, and will bear a subordinate lien on Green Plains Obion’s real property if Green Plains Obion defaults under its corn purchase agreement with Obion Grain. Green Plains Obion paid $9.6 million under this arrangement for the three months ended March 31, 2009, of which $0.1 million was for origination fees, and the remainder was payments for corn. No costs were incurred related to this arrangement for the three-month period ended March 31, 2008 as the plant was still under construction. Included in current liabilities were amounts due to Obion Grain totaling $0.1 million at March 31, 2009 and $0.4 million at December 31, 2008.

Sales and Financing Contracts

Green Plains Grain executed two separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital, is a member of our Board of Directors. A total of $1.4 million and $1.5 million is included in debt at March 31, 2009 and December 31, 2008, respectively under these financing arrangements. On March 31, 2009, Green Plains Superior entered into a capital lease for equipment, financed through AXIS Capital. The present value of the lease payments total $0.3 million, and no payments had been made as of March 31, 2009.

At the time of the Merger, the predecessor company had outstanding fixed-price ethanol purchase and sale agreements with Center Oil Company. Gary R. Parker, President and Chief Executive Officer of Center Oil, is a member of our Board of Directors. The sales agreements had been executed to hedge prices on a portion of our expected ethanol production. Rather than delivering all of the ethanol, offsetting purchase agreements for a portion of this ethanol production had also been entered into with Center Oil. During the three-month period ended March 31, 2009, cash receipts and payments totaled $27.1 million and $0.2 million, respectively, on these contracts. The Company had $0.1 million and $0 at March 31, 2009 and December 31, 2008 included in current liabilities under these purchase and sale agreements.

Blendstar Acquisition

As discussed in Note 4 – Acquisition, on January 20, 2009, the Company acquired 51% of Blendstar LLC from Bioverda U.S. Holdings LLC, an affiliate of NTR, for a total of $8.9 million. The purchase price is comprised of a $7.5 million cash payment and three future annual payments of $0.5 million, beginning in July 2009, booked at present value amounts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

References to “we,” “us,” “our” or the “Company” in this report refer to Green Plains Renewable Energy, Inc., an Iowa corporation, and its subsidiaries. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included herewith, and our annual report filed on Form 10-K for the nine-month transition period ended December 31, 2008, including the consolidated financial statements, accompanying notes and the risk factors contained therein.

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include words such as “anticipates,”  “believes,” “continue,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “may,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. We may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol industry, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy and/or regulation and other risk factors detailed in our reports filed with the Securities and Exchange Commission. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, the Company is not obligated, and does not intend, to update any of its forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part II, Item 1A – Risk Factors of this report and in Part I, Item 1A  – Risk Factors of our annual report on Form 10-K for the nine-month transition period ended December 31, 2008.

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

Previously, Green Plains Superior, Green Plains Bluffton and Green Plains Obion had contracted with independent marketers to purchase all of their ethanol production. Under the agreements, we sold our ethanol production exclusively to the independent marketers at a price per gallon based on a market price at the time of sale, less certain costs for each gallon sold. These agreements terminated in January 2009 and February 2009 and as a result, a one-time charge of approximately $4.6 million is reflected in our 2009 first quarter financial results related to the termination of these agreements and certain related matters. We believe the termination of the agreements will allow us to market all of our own ethanol through Green Plains Trade, reduce our costs for leased railcars, provide us a better opportunity to employ our risk management processes, mitigate our risks of counterparty concentration and accelerate our collection of receivables. We expect savings in marketing fees and lower leased railcar costs totaling approximately $4.8 million per year for each of the next three years, with a reduced yearly benefit after that.

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

Our operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains and natural gas. As a result of price volatility for these commodities, our operating results may fluctuate substantially. The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, federal policy and foreign trade. Because the market price of ethanol is not always directly related to corn prices, at times ethanol prices may lag movements in corn prices and, in an environment of higher prices, compress the overall margin structure at the plants. As a result, at times, we may operate our plants at negative operating margins.

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

In particular, there has been a great deal of volatility in corn markets. The average Chicago Board of Trade (“CBOT”) near-month corn price during 2008 was $5.27 per bushel, with highs reaching nearly $8.00 per bushel and retreating to $4.07 per bushel as of December 31, 2008. Corn prices continued to drop during the first three months of 2009; the average CBOT near-month corn price for the three-month period ended March 31, 2009 was $3.78. We believe that market volatility is attributable to a number of factors, including but not limited to export demand, speculation, currency valuation, global economic conditions, ethanol demand and current production concerns. This corn market volatility poses a significant risk to our operations. The Company uses hedging strategies to lock in margins, leaving the Company less exposed to losses resulting from market fluctuations.

Historically, ethanol prices have tended to track the wholesale price of gasoline. Ethanol prices also vary from location to location at any given time. During calendar year 2008, the average U.S. ethanol price, based on the Oil Price Information Service (“Opis”) Spot Ethanol Assessment, was $2.33 per gallon. For the same time period, the average U.S. gasoline price, based on New York Mercantile Exchange (“NYMEX”) reformulated blendstock for oxygen blending (“RBOB”) contracts was $2.49 per gallon, or approximately $0.16 per gallon above ethanol prices. For the first quarter of 2009, the average Opis Spot Ethanol Assessment was $1.56 per gallon and the average NYMEX RBOB was $1.24 per gallon, or approximately $0.32 per gallon below ethanol prices. We believe the higher ethanol prices relative to gasoline were due to constraints in the ethanol blending and distribution infrastructure. Beginning in the fourth quarter of 2008, gasoline prices fell at a faster rate than ethanol prices and gasoline prices continue to be below ethanol prices in the first quarter of 2009. As a result, discretionary blending slowed because ethanol traded above the blender’s credit value. Additional ethanol supply from newly completed plants and existing plants that were temporarily taken off-line may begin production in the near future, which may reduce wholesale ethanol prices compared to gasoline.

Federal policy has a significant impact on ethanol market demand. Ethanol blenders benefit from incentives that encourage usage and a tariff on imported ethanol supports the domestic industry. Additionally, the renewable fuels standard (“RFS”) mandates increased level of usage of both corn-based and cellulosic ethanol. Growth Energy, an ethanol industry trade organization, has requested a waiver from the EPA to increase the amount of ethanol blended into gasoline from the 10 percent blend up to a 15 percent blend (E15). We believe there is a reasonable possibility to see increased blends without having to increase the RFS mandate. We believe such a waiver, if granted, would have a positive and material impact on the business.

We believe the ethanol industry will continue to expand due to federal mandates and policies. However, we expect the rate of industry expansion to slow significantly because of the amount of ethanol production added during the past two years or to be added by plants currently under construction. This additional supply, along with a compressed margin structure, has resulted in reduced availability of capital for additional ethanol plant construction or expansion.

We believe that any reversal in federal policy could have a profound impact on the ethanol industry. Recently, a political debate has developed related to the alleged adverse impact that increased ethanol production has had on food prices. The high-profile debate focuses on conflicting economic theories explaining increased commodity prices and consumer costs. The food versus fuel debate has waned as of late with the significant reduction in commodity prices in food and feedstocks around the world. Political candidates and elected officials have responded with proposals to reduce, limit or eliminate the RFS mandate, blender’s credit and tariff on imported ethanol. While at present no policy change appears imminent, we believe that the debates have created uncertainty and increased the ethanol industry’s exposure to political risk.

On April 23, 2009, the California Air Resources Board adopted the Low Carbon Fuel Standard (“LCFS”) requiring a 10% reduction in greenhouse gas (“GHG”) emissions from transportation fuels by 2020. On May 5, 2009, the Environmental Protection Agency (“EPA”) released proposed rulemaking for the second stage of the RFS requiring a 20% reduction in GHG emissions produced at newer ethanol production, transportation and distribution facilities. Both the EPA and the California Air Resources Board propose an Indirect Land Use Changes (“ILUC”) component in the lifecycle GHG emissions calculation. Eleven additional states are currently considering similar ILUC standards. The methodology for determining the ILUC standard has yet to be determined. However, the ILUC standard may possibly penalize corn-based ethanol as a cause of deforestation and displacement of non-intensive agricultural acreage. The market for corn-based ethanol could be negatively impacted if it is determined that corn-based ethanol fails to achieve lifecycle GHG emission reductions. The long-term impact of the ILUC standard is a fragmented ethanol market where low carbon ethanol from sugarcane or other alternative feedstocks carries a premium value.

Companies involved in the production of ethanol had historically been merging to increase efficiency and capture economies of scale. We have adopted a vertical-integration strategy and business model. Vertical integration has often been an effective strategy for reducing risk and increasing profits in other commodity-driven businesses. In recent years, many ethanol companies have focused primarily on ethanol refining and production. The overall ethanol value chain, however, consists of multiple steps involving agribusinesses, such as grain elevators, agronomy services, distributors of distillers grains, and downstream operations such as ethanol marketers and fuel blenders. By simultaneously engaging in multiple steps in the ethanol value chain, we believe we can increase efficiency, diversify cash flows and manage commodity price and supply risk. We are seeking strategic opportunities to further consolidate and integrate firms involved in the ethanol value chain.

The ethanol industry has seen significant distress over the last year. There have been several well-publicized bankruptcies announced, including VeraSun Energy Corporation and Aventine Renewable Energy, which had been two of the largest producers of ethanol in the U.S. In addition, several other ethanol producers have also declared bankruptcy or indicated they were in financial distress. Margin compression and ineffective commodity price risk management were the main reasons for this. In addition, destination market and non-advantaged location plants have seen additional hardship. Ethanol producers of all sizes were caught with corn contracts or inventory ownership in the significant price decline in the corn market without any ethanol sold against those positions. We believe a disciplined risk management program helps mitigate these types of occurrences. Green Plains utilizes a disciplined risk management program with a comprehensive policy to monitor and measure the risk of commodity price movements. We attempt to match within a close tolerance our ethanol sales and corn purchases, and monitor the “value at risk” of our open, unhedged position within limits established by our Board of Directors. In addition, our multiple business lines and revenue streams help diversify the Company’s operations and profitability.

Merger and Acquisition Activities

To add shareholder value, we have expanded our business operations beyond ethanol production to integrate a full-service grain and agronomy business, ethanol marketing services, terminal and distribution assets, and next generation research and development in algae-based biofuels.

Merger with VBV LLC

In May 2008, we entered into definitive merger agreements with VBV LLC and its subsidiaries. At that time, VBV held majority interest in two companies that were constructing ethanol plants. These two companies were Indiana Bio-Energy, LLC of Bluffton, IN, an Indiana limited liability company which was formed in December 2004; and Ethanol Grain Processors, LLC, of Obion, TN, a Tennessee limited liability company which was formed in October 2004. Additionally, VBV was developing an ethanol marketing and distribution business at the time of the merger announcement. The Merger was completed on October 15, 2008. For accounting purposes, the Merger has been accounted for as a reverse merger. Pursuant to the terms of the Merger, equity holders of VBV, IBE and EGP received Company common stock and options totaling 11,139,000 shares. Upon closing of the Merger, VBV, IBE and EGP were merged into subsidiaries of the Company. Simultaneously with the closing of the Merger, NTR, the majority equity holder of VBV prior to the Merger, through its wholly-owned subsidiaries, invested $60.0 million in Company common stock at a price of $10 per share, or an additional 6.0 million shares. This additional investment is being used for general corporate purposes and to finance future acquisitions.

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

Acquisition of Majority Interest in Blendstar LLC

On January 20, 2009, the Company acquired majority interest in Blendstar LLC, a biofuel terminal operator. The transaction involved a membership interest purchase whereby Green Plains acquired 51% of Blendstar from Bioverda U.S. Holdings LLC, an affiliate of NTR, for a total of $8.9 million. The purchase price is comprised of a $7.5 million cash payment and three future annual payments of $0.5 million, beginning in July 2009. These future annual payments are recorded in debt at a present value of $1.4 million. The allocation of the purchase price to specific assets and liabilities was based, in part, on outside appraisals of the fair value of certain assets acquired. Approximately $21.6 million is attributed to assets acquired, of which $5.3 million is allocated to goodwill. Liabilities assumed total approximately $6.2 million.

The acquisition of Blendstar is a strategic investment within the ethanol value chain. Blendstar operates terminal facilities in Oklahoma City, Little Rock, Nashville, Knoxville, Louisville and Birmingham and has announced commitments to build terminals in two additional cities. Blendstar facilities currently have splash blending and full-load terminal throughput capacity of over 200 million gallons per year.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, cost of goods sold, property and equipment, impairment of long-lived assets, share-based compensation, derivative financial instruments and income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. See further discussion of our critical accounting policies and estimates, as well as significant accounting policies, in our Form 10-K for the nine-month transition period ended December 31, 2008.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141R requires the acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. In April 2009, the FASB issued Final Staff Position (“FSP”) 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends SFAS No. 141R by establishing a model to account for certain pre-acquisition contingencies. Under FSP 141R-1, the acquirer is required to recognize, at fair value, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5.” SFAS No. 141R and FSP 141R-1 are effective for annual reporting periods beginning January 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141R and FSP 141R-1 will depend on the nature of acquisitions completed after that date.

In January, 2009 the FASB issued FSP 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” These expand the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods. FAS 107-1 and APB Opinion No. 28-1 are effective for interim periods ending after June 15, 2009, and may result in increased disclosures in our interim periods.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 does not have a material impact on our consolidated financial statements.  See Note 7 – Financial Derivative Instruments for disclosures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Results of Operations

Prior to completion of the merger with Green Plains, VBV had a controlling interest in two development stage ethanol plants. Operations commenced at these plants in September 2008 and November 2008. Accordingly, VBV, the acquiring entity for accounting purposes, was a development stage company until September 2008. Pursuant to reverse acquisition accounting rules, results of operations include the financial results of VBV from its period of inception, along with the financial results of Green Plains since October 15, 2008.

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

The following are revenues, gross profit, operating income and total assets for our operating segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues:
Ethanol Production	$137,503	$-
Agribusiness	46,210	-
Marketing and Distribution	178,353	-
Intersegment eliminations	(140,984)	-
	$221,082	$-

Gross profit (loss):
Ethanol Production	$(2,761)	$-
Agribusiness	2,746	-
Marketing and Distribution	1,843	-
Intersegment eliminations	51	-
	$1,879	$-

Operating income (loss):
Ethanol Production	$(7,432)	$(1,953)
Agribusiness	(574)	-
Marketing and Distribution	775	-
Intersegment eliminations	51	-
	$(7,180)	$(1,953)

Revenues during the three months ended March 31, 2009 were $221.1 million. We had no revenues during the three months ended March 31, 2008 as VBV was a development stage company until the Bluffton ethanol plant commenced production in September 2008.

Lower than expected revenues were experienced during the first quarter of 2009 due to an accelerated and extended plant shutdown at the Green Plains Bluffton facility and operational issues at the Green Plains Superior facility. These two operational issues affected net income by approximately $4.0 million. The Green Plains Bluffton facility required long-term improvements to the distillation process and the improvements were completed in March 2009. The plant closure resulting from these improvements impacted net income by approximately $2.5 million. The Green Plains Superior facility faced operational challenges in the first quarter, as technology and design issues limited the plant’s performance and reliability, specifically related to production of dried distillers grains. The Company estimates the impact to first quarter net income of $1.5 million. The Company is working to improve the plant’s operating effectiveness and efficiencies, and anticipates further production improvements at the plant by the end of the second quarter.

Previously, Green Plains Superior, Green Plains Bluffton and Green Plains Obion had contracted with third-party marketers to purchase all of their ethanol production. Under the agreements, we sold our ethanol production exclusively to them at a price per gallon based on a market price at the time of sale, less certain marketing, storage, and transportation costs, as well as a profit margin for each gallon sold. These agreements terminated during the first quarter of 2009. Following completion of the Merger and prior to the termination of the agreements, nearly all of our ethanol that was sold to one of the third-party marketers was repurchased by Green Plains Trade, reflected in the Marketing and Distribution segment, and resold to other customers. Corresponding revenues and related costs of goods sold were eliminated in consolidation (see intersegment eliminations above).

Cost of goods sold during the three months ended March 31, 2009 was $219.2 million, resulting in a $1.9 million gross profit. We had no cost of goods sold during the three months ended March 31, 2008 as VBV was still a development stage company at that time. Included in the first quarter 2009 cost of goods sold is a one-time charge related to the cancellation of the third-party ethanol marketing agreements, discussed above, of $4.6 million.

Operating expenses were $9.1 million, and $2.0 million during the three months ended March 31, 2009 and 2008, respectively. Operating expenses for the three months ending March 31, 2009 include the operations of the Bluffton and Obion ethanol production plants and Green Plains Trade, along with the acquired operations of Green Plains Grain and the Shenandoah and Superior ethanol production plants. For the three months ended March 31, 2008, operating expenses include development-stage expenses only as the Bluffton and Obion plants were under construction, and do not include the operating expenses of the Shenandoah and Superior plants (as this period is pre-Merger). The $7.1 million increase in operating expenses during the three-month period ended March 31, 2009, as compared to the same period during 2008, is mainly due to an increase in employee salaries, incentives, benefits and other expenses resulting from the increase in employees hired to operate our ethanol plants in Bluffton and Obion, stock-based compensation costs, professional services and inclusion of operating expenses for the predecessor Green Plains companies. Our operating expenses are primarily general and administrative expenses for employee salaries, incentives and benefits; stock-based compensation expenses; office expenses; board fees; and professional fees for accounting, legal, consulting, and investor relations activities. Personnel costs, which include employee salaries, incentives and benefits, are the largest single category of expenditures in operating expenses.

Interest expense was $2.5 million and $0.1 million during the three months ended March 31, 2009 and 2008, respectively. Interest expense during the period of plant construction was capitalized to construction in progress. With our plants now operational, interest on debt is charged to interest expense. However, interest expense during the first quarter of 2009 was reduced by $1.1 million in patronage refunds received from two of our lenders.

Liquidity and Capital Resources

On March 31, 2009, we had $53.5 million in cash and equivalents and $18.2 million available under committed loan agreements (subject to satisfaction of specified lending conditions). Our business is highly impacted by commodity prices, including prices for corn, ethanol and natural gas. Based on recent forward prices of corn and ethanol, at times we may operate our plants at negative operating margins.

As of March 31, 2009, working capital balances at Green Plains Bluffton, Green Plains Obion, Green Plains Superior and Green Plains Grain were less than those required by the respective financial covenants in the loan agreements of those subsidiaries. In April 2009, the Company contributed additional capital to Green Plains Bluffton, Green Plains Obion and Green Plains Superior and also entered into negotiations with their respective lenders to provide waivers and modifications to the loan agreements. As a result, the lenders provided waivers accepting our compliance with the financial covenants for these subsidiaries as of that date. Our forecasts for Green Plains Shenandoah indicate continued compliance with each of the material financial covenants. Current forecasts for Green Plains Bluffton, Green Plains Obion and Green Plains Superior indicate that we may fail to meet required working capital, net worth and/or debt service coverage ratios at those subsidiaries unless the loan agreements are amended. In that event, we may seek additional waivers from the lenders or may inject additional capital into those subsidiaries, as necessary, to become compliant, though we have no obligation to make such an injection. We are currently negotiating amendments to the loan agreements with our lenders. Because of the volatility of our income and cash flow, we are unable to accurately predict whether any of our subsidiaries will be able to independently comply with their respective covenants in the future. In the event a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable. Based upon our current forecasts, we believe we have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity. Furthermore, no assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance.

We believe that the Company has sufficient working capital for its existing operations. However, we can provide no assurance that we will be able to secure additional funding for any of our operations, if necessary, given the current state of credit markets. A sustained period of unprofitable operations may strain our liquidity and make it difficult to maintain compliance with our financing arrangements. While we may seek additional sources of working capital in response, we can provide no assurance that we will be able to secure this funding, if necessary. In the future, we may decide to improve or preserve our liquidity through the issuance of common stock in exchange for materials and services. We may also sell additional equity or borrow additional amounts to expand our ethanol plants; build additional or acquire existing ethanol plants; and/or build additional or acquire existing corn storage facilities. We can provide no assurance that we will be able to secure the funding necessary for these additional projects or for additional working capital needs at reasonable terms, if at all.

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

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term facility. At March 31, 2009, $68.3 million related to the term loan was outstanding, along with $19.4 million on the revolving term loan. The term loan requires quarterly principal payments of $1.75 million. The loans mature on November 1, 2013.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan, a revolving term loan of $37.4 million and a $2.6 million revolving line of credit. At March 31, 2009, the entire $60.0 million related to the term loan was outstanding, along with $35.2 million on the revolving term loan. The term loan requires quarterly principal payments of $2.4 million. The term loan matures on May 20, 2015 and the revolving loan matures on November 1, 2018.

The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan, a $17.0 million revolving term facility, and a statused revolving credit supplement (seasonal borrowing capability) of up to $4.3 million. At March 31, 2009, $23.2 million related to the term loan was outstanding, along with the entire $17.0 million on the revolving term loan, and $3.3 million on the seasonal borrowing agreement. The term loan requires quarterly principal payments of $1.2 million. The term loan matures on May 20, 2014 and the revolving facility matures on November 1, 2017.

The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term facility. At March 31, 2009, $35.9 million related to the term loan was outstanding, along with the entire $10.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.375 million. The term loan matures on July 20, 2015 and the revolving facility matures on July 1, 2017.

Each term loan has a provision that requires the Company to make annual special payments equal to a percentage ranging from 65% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations.

With certain exceptions, the revolving term facilities are generally available for advances throughout the life of the commitment. Interest-only payments are due each month on all revolving term facilities until the final maturity date, with the exception of Green Plains Obion’s agreement, which requires additional semi-annual payments of $4.675 million beginning November 1, 2015.

The term loans and revolving facilities bear interest at either the Agent Base Rate (prime) plus from 0.0% to 0.5% or short-term fixed rates at LIBOR plus 250 to 390 basis points (each based on a ratio of total equity to total assets). As security for the loans, the lenders received a first-position lien on all personal property and real estate owned by the respective entity borrowing the funds, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant. These borrowing entities are also required to maintain certain financial and non-financial covenants during the terms of the loans.

Bluffton Revenue Bond – Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the City of Bluffton, IN. The revenue bond requires: (1) semi-annual interest only payments of $825,000 through September 1, 2009, (2) semi-annual principal and interest payments of approximately $1.5 million during the period commencing on March 1, 2010 through March 1, 2019, and (3) a final principal and interest payment of $3.745 million on September 1, 2019. The revenue bond bears interest at 7.50% per annum.

Agribusiness Segment

The Green Plains Grain loan is comprised of a $9.0 million amortizing term loan and a $35.0 million revolving term facility. Loan proceeds are used primarily for working capital purposes. The principal amount of the revolving term facility was reduced to $30.0 million on March 31, 2009. At March 31, 2009, $8.1 million on the term loan and $23.2 million on the revolving term facility was outstanding. The term loan expires on April 3, 2013 and the revolving facility expires on April 3, 2010. Payments of $225,000 under the term loan are due on the last business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term. The loans bear interest at either the Agent Base Rate (prime) minus 0.25% to plus 0.75% or short-term fixed rates at LIBOR plus 175 to 275 basis points (each depending on Green Plains Grain’s fixed charge ratio for the preceding four fiscal quarters). As security for the loans, the lender received a first-position lien on real estate, equipment, inventory and accounts receivable owned by Green Plains Grain. In addition, Green Plain Grain had outstanding equipment financing term loans totaling $1.4 million at March 31, 2009.

Contractual Obligations

Our contractual obligations as of March 31, 2009 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$334,176	$30,581	$84,848	$81,831	$136,916
Operating lease obligations (2)	19,855	4,919	6,111	4,311	4,514
Purchase obligations (3)	162,798	145,689	8,001	3,929	5,179
Totals	$516,829	$181,189	$98,960	$90,071	$146,609

_______________________

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have $334 million outstanding in long-term debt as of March 31, 2009, $304 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $3.0 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included later as a part of this report.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our Ethanol Production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in pre-tax income resulting from hypothetical 10% adverse changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from March 31, 2009. This analysis excludes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months	Unit of Measure	Approximate Adverse Change to Income
Ethanol	330,000	Gallons	$54,752
Corn	119,826	Bushels	$51,293
Distillers grains	1,036	Tons *	$12,653
Natural Gas	9,338	MMBTU	$4,385

_______________________

* Distillers grains quantities are stated on an equivalent dried ton basis.

At March 31, 2009, approximately 12% of our forecasted ethanol production during the next 12 months has been sold under fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of ethanol shown above would be reduced by approximately $6.4 million.

At March 31, 2009, approximately 13% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. This included inventory on hand and fixed-price future-delivery contracts for approximately 10 million bushels. As a result of these positions, the effect of a 10% adverse move in the price of corn shown above would be reduced by approximately $6.6 million.

At March 31, 2009, approximately 20% of our forecasted distillers grain production for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of distillers grains shown above would be reduced by approximately $2.6 million.

At March 31, 2009, approximately 23% of our forecasted natural gas requirements for the next 12 months has been purchased under fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of natural gas shown above would be reduced by approximately $1.0 million.

Agribusiness Segment

The risk inherent in our market risk-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices. The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, foreign and domestic government farm programs and policies, changes in global demand created by population changes and changes in standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations in purchase and sale commitments for grain and grain held in inventory, we enter into exchange-traded futures and options contracts that function as economic hedges. The market value of exchange-traded futures and options used for economic hedging has a high, but not perfect correlation, to the underlying market value of grain inventories and related purchase and sale contracts. The less correlated portion of inventory and purchase and sale contract market value (known as basis) is much less volatile than the overall market value of exchange-traded futures and tends to follow historical patterns. We manage this less volatile risk by constantly monitoring our position relative to the price changes in the market. In addition, inventory values are affected by the month-to-month spread relationships in the regulated futures markets, as we carry inventories over time. These spread relationships are also less volatile than the overall market value and tend to follow historical patterns, but also represent a risk that cannot be directly offset. Our accounting policy for our futures and options, as well as the underlying inventory positions and purchase and sale contracts, is to mark them to the market and include gains and losses in the consolidated statement of operations in sales and merchandising revenues.

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

Fair Value	$475
Market Risk	$48

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Due to the numerous pervasive changes that occurred in the Company’s control environment as a result of the October 2008 Merger, and enhancements that were made but not yet tested during the quarter ended March 31, 2009, the Company’s Chief Executive Officer and the Chief Financial Officer were unable to conclude at the time of this evaluation that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. As discussed in further detail in our Form 10-K for the nine-month transition period ended December 31, 2008, numerous pervasive changes occurred to the Company’s internal control environment as a result of the October 2008 Merger. Enhancements have been made to the Company’s internal controls over financial reporting during the first quarter ended March 31, 2009 to address the Company’s post-merger internal control environment. Those enhancements include improved documentation of control procedures. In addition, the Company appointed a controller over all ethanol operations to drive consistency in policies and procedures. Another enhancement resulted from the termination of two third-party marketing agreements and moving all marketing in-house. Finally, the Company centralized its cash management process and made enhancements to the invoicing process. There were no other changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Our investors should consider the risks that could affect us and our business as set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the nine-month transition period ended December 31, 2008. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. As a result of our merger with VBV, IBE and EGP (the “Mergers”), we are subject to a number of risks, which have been previously disclosed, associated with the transactions contemplated by the Mergers. Investors should carefully consider the discussion of risks and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including Forward-Looking Information, which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, because we have changed the way we sell and market ethanol and distillers grains, we have revised the risk factor related to credit exposure as follows:

We are exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract with us.

In the past, we had a concentration of credit risk related to our accounts receivable since we generally sold nearly all of our ethanol and distillers grains to a few third-party brokers. We have moved responsibility for sales, marketing and distribution of all ethanol produced at our four production facilities and the majority of our distillers grains in-house, which results in credit risks from multiple new customers. Furthermore, we have entered into contracts with other companies to market their ethanol, and there exists risk in the event they are unable to fulfill their contractual obligations to us. We are also exposed to credit risk resulting from sales of grain to large commercial buyers, including other ethanol plants, which we continually monitor. Although payments are typically received within ten days from the date of sale for ethanol and distillers grains, we continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. Concentrations of credit risk with respect to inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs. The inability of a third party to make payments to us for our accounts receivable, perform on contracts with us or to provide inventory to us on advances made may cause us to experience losses and may adversely impact our liquidity and our ability to make our payments when due.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement by and between Green Plains Renewable Energy, Inc. and Michael C. Orgas dated November 1, 2008
10.2	Employment Offer Letter to Edgar Seward dated October 15, 2008
10.3	Employment Offer Letter to Steven Bleyl dated October 15, 2008
10.4	Employment Offer Letter to Ron Gillis dated October 15, 2008
10.5

Amendment to Master Loan Agreement between Farm Credit Services of Mid-America, FCLA, Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC (f/k/a Ethanol Grain Processors, LLC) dated March 24, 2009

10.6	Statused Revolving Credit Supplement between Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC (f/k/a Ethanol Grain Processors, LLC) dated March 24, 2009
10.7	Second Amendment to Master Loan Agreement between Green Plains Bluffton LLC (f/k/a Indian Bio-Energy, LLC) and AgStar Financial Services, PCA dated April 16, 2009
10.8	First Amended and Restated Credit Agreement between Green Plains Grain Company LLC and First National Bank of Omaha dated as of March 31, 2009
10.9	2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 11, 2009)
31.1	Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15, 2009	GREEN PLAINS RENEWABLE ENERGY, INC. (Registrant) By: /s/ Todd A. Becker Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2009	By: /s/ Jerry L. Peters Jerry L. Peters Chief Financial Officer (Principal Financial Officer)