Form 10-Q
period 2009-06-30
GREEN PLAINS RENEWABLE ENERGY, INC.
filed 2009-08-10
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X . Yes        . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      . Yes        . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       .      Accelerated filer      .      Non-accelerated filer  X .      Smaller reporting company      .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      . Yes    X . No

The number of shares of common stock, par value $0.001 per share, outstanding as of July 31, 2009 was 24,954,639 shares.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$55,322	$65,111
Accounts receivable, net of allowances of $539 and $174, and including
amounts from related parties of $1,477 and $2,177, respectively	48,664	54,306
Inventories	64,741	47,033
Prepaid expenses and other	4,685	13,069
Deposits	9,243	10,385
Derivative financial instruments	7,096	3,065
Total current assets	189,751	192,969

Property and equipment, net	494,148	495,772
Investment in unconsolidated subsidiaries	1,357	1,377
Financing costs and other	13,347	2,948
Total assets	$698,603	$693,066

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable, including amounts to related parties
of $1,140 and $9,824, respectively	$44,386	$61,711
Accrued liabilities	11,067	14,595
Unearned revenue	17,608	-
Derivative financial instruments	9,813	4,538
Current maturities of long-term debt	36,718	27,405
Total current liabilities	119,592	108,249

Long-term debt	293,955	299,011
Other liabilities	5,324	5,821
Total liabilities	418,871	413,081

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
24,954,639 and 24,659,250 shares issued and outstanding, respectively	25	25
Additional paid-in capital	291,172	290,421
Accumulated deficit	(19,173)	(10,459)
Accumulated other comprehensive loss	(224)	(298)
Total Green Plains stockholders' equity	271,800	279,689
Noncontrolling interests	7,932	296
Total stockholders' equity	279,732	279,985
Total liabilities and stockholders' equity	$698,603	$693,066

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues
Ethanol	$206,111	$259	$367,965	$259
Grain	21,367	-	38,685	-
Agronomy products	20,507	-	24,968	-
Distillers grains	34,210	-	69,091	-
Other	2,460	-	5,028	-
Total revenues	284,655	259	505,737	259
Cost of goods sold	269,772	165	488,975	165
Gross profit	14,883	94	16,762	94
Operating expenses	10,747	1,461	19,806	3,414
Operating income (loss)	4,136	(1,367)	(3,044)	(3,320)

Other income (expense)
Interest income	53	13	127	13
Interest expense, net of amounts capitalized	(3,830)	(10)	(6,344)	(68)
Other, net	214	2	548	(4)
Total other income (expense)	(3,563)	5	(5,669)	(59)

Income (loss) before income taxes	573	(1,362)	(8,713)	(3,379)
Income tax provision (benefit)	-	-	-	-
Net income (loss)	573	(1,362)	(8,713)	(3,379)
Net (income) loss attributable to noncontrolling interests	54	190	(1)	420
Net income (loss) attributable to Green Plains	$627	$(1,172)	$(8,714)	$(2,959)

Earnings (loss) per share:
Income attributable to Green Plains stockholders - basic	$0.03	$(0.16)	$(0.35)	$(0.39)
Income attributable to Green Plains stockholders - diluted	$0.03	$(0.16)	$(0.35)	$(0.39)

Weighted average shares outstanding:
Basic	24,941	7,498	24,903	7,498
Diluted	24,944	7,498	24,903	7,498

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss attributable to Green Plains	$(8,714)	$(2,959)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	12,995	21
Unrealized (gains) losses on derivative financial instruments	1,330	-
Stock-based compensation expense	447	136
Changes in operating assets and liabilities:
Accounts receivable	6,913	-
Inventories	(17,708)	(1,846)
Deposits	1,142	-
Derivative financial instruments	133	-
Prepaid expenses and other assets	7,728	1,270
Accounts payable and accrued liabilities	(21,836)	3,856
Unearned revenues	17,608	-
Other	(503)	-
Net cash provided (used) by operating activities	(465)	478

Cash flows from investing activities:
Purchases of property and equipment	(3,185)	(70,834)
Acquisition of business	(7,500)	-
Withdrawal of restricted cash	-	2,204
Cash acquired in acquisition of subsidiary	4,280	-
Purchases of investments	-	(1,411)
Other	(234)	(421)
Net cash used by investing activities	(6,639)	(70,462)

Cash flows from financing activities:
Proceeds from the issuance of debt	47,450	-
Payments of principal on long-term debt	(48,399)	-
Proceeds from notes payable	-	68,861
Proceeds from exercises of stock options	40	-
Capital contributions	-	2,575
Payments of loan fees and equity in creditors	(1,776)	(1,587)
Net cash provided (used) by financing activities	(2,685)	69,849

Net change in cash and equivalents	(9,789)	(135)
Cash and cash equivalents, beginning of period	65,111	1,774
Cash and cash equivalents, end of period	$55,322	$1,639

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Six Months Ended
	June 30,
	2009	2008

Supplemental disclosures of cash flow:
Cash paid for income taxes	$-	$-
Cash paid for interest	$5,280	$58

Noncash additions to property and equipment:
Property and equipment acquired in acquisition	$7,437	$-
Capital lease obligation incurred for equipment	535	-
Total noncash additions to property and equipment	$7,972	$-

Supplemental noncash investing and financing activities:
Assets acquired in acquisition	$21,593	$-
Less: liabilities assumed	(6,202)	-
Total noncash investing and financing activities	$15,391	$-

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

Reverse Acquisition Accounting

VBV LLC (“VBV”) and its subsidiaries became wholly-owned subsidiaries of Green Plains Renewable Energy, Inc. pursuant to a merger on October 15, 2008. Under the purchase method of accounting in a business combination effected through an exchange of equity interests, the entity that issues the equity interests is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interests. Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” requires consideration of the facts and circumstances surrounding a business combination that generally involve the relative ownership and control of the entity by each of the parties subsequent to the merger. Based on a review of these factors, the October 2008 merger with VBV (the “Merger”) was accounted for as a reverse acquisition (i.e., Green Plains was considered the acquired company and VBV was considered the acquiring company).

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

Change in Fiscal Year End

Effective April 1, 2008, to more closely align our year end with that of the majority of our peer group, we changed our year end to December 31 (from VBV’s fiscal year end of March 31).

Consolidated Financial Statements

In the consolidated financial statements and the notes thereto, all references to the three and six months ended June 30, 2008 are related to VBV and its subsidiaries as the predecessor company pursuant to reverse acquisition accounting rules. Although pre-merger Green Plains had been producing ethanol since August 2007, under reverse acquisition accounting rules, the merged Company’s consolidated financial statements reflect VBV’s results as a development stage company (from inception on September 28, 2006 until September 2008) and as an operating company since September 2008. Accordingly, the Company’s comparative operating results (post-Merger) include the operating results of VBV and its subsidiaries prior to the date of the Merger and the results of the combined entity following the closing of the Merger.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the current quarter presentation.

The accompanying consolidated balance sheet as of December 31, 2008, which has been derived from our audited consolidated financial statements as filed in our annual report for the transition period then ended and the unaudited interim consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to those rules and regulations. The consolidated financial statements at June 30, 2009, and for the three and six months ended June 30, 2009 and 2008, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the consolidated financial position, results of operations and cash flows for the interim periods. The results of the interim periods are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Form 10-K as filed with the SEC and notes thereto and risk factors contained therein for the nine-month transition period ended December 31, 2008.

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

The Company also has an in-house fee based marketing business, Green Plains Trade Group LLC (“Green Plains Trade”), a wholly-owned subsidiary of the Company, which provides ethanol marketing services to other producers in the ethanol industry. We have entered into several ethanol marketing agreements with third parties, pursuant to which the Company has agreed to market substantially all of the ethanol that is expected to be produced by such parties on an annual basis. Annual production from these third-party plants is expected to be approximately 305 million gallons. Our plan is to expand our third-party ethanol marketing operations. Green Plains Trade is also now responsible for the sales, marketing and distribution of all ethanol produced at our production facilities.

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

In July 2009, the Company acquired two ethanol plants from a lender group led by AgStar Financial Services. The plants are located in Ord, NE and Central City, NE and add 50 and 100 million gallons of annual expected production capacity, respectively.

The Company believes that as a result of the 2008 mergers, the January 2009 Blendstar acquisition, and the recent acquisition of the Ord and Central City plants, the combined enterprise is a stronger, more competitive company capable of achieving greater financial strength, operating efficiencies, earning power, access to capital and growth than could have been realized previously.

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

For sales of ethanol and distillers grains by Green Plains Trade, revenue is recognized when title to the product and risk of loss transfer to the customer. Revenues related to Green Plains Trade’s third-party marketing operations are recorded on a gross basis in the consolidated financial statements, as Green Plains Trade takes title to the product and assumes risk of loss. Under our contract with CHS, Inc., certain shipping costs for dried distillers grains are incurred directly by us, which are reflected in cost of goods sold. For distillers grains sold to local farmers, bills of lading are generated and signed by the driver for outgoing shipments, at which time sales are recorded. Revenues from Blendstar, which offers ethanol transload and splash blending services, are recognized as these services are rendered.

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist in accounting and auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. The Company adopted SFAS No. 165 during the quarter ended June 30, 2009, and its application had no impact on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 10, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material impact on our financial statements.

2.

FAIR VALUE DISCLOSURES

The Company accounts for financial instruments according to SFAS No. 157, “Fair Value Measurements.” The following methods and assumptions were used in estimating the fair value of the Company’s financial instruments (which are separate line items in the consolidated balance sheet):

•

Level 1 – Market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs):

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

Commodity inventories and contracts – Exchange-traded futures and options contracts are valued at quoted market prices. Forward purchase contracts and forward sale contracts are valued at market prices where available or other market quotes, adjusted for differences, primarily transportation, between the exchange traded market and the local markets on which the terms of the contracts are based. Realized changes in the market value of inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts are recognized in earnings as a component of cost of goods sold. These contracts are predominantly settled in cash.

Derivative financial instruments – These instruments are valued at fair market value based upon information supplied by the broker at which these instruments are held. The fair value is determined by the broker based on closing quotes supplied by the Chicago Board of Trade or other commodity exchanges. The Chicago Board of Trade is an exchange with published pricing.

•

Level 2 – The Company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):

Accounts receivable, accounts payable and accrued liabilities – The carrying value of accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to the short duration of these items.

3.

BUSINESS COMBINATION

In May 2008, definitive merger agreements were entered into by Green Plains and VBV. At that time, VBV held majority interest in two companies that were constructing ethanol plants. These two companies were Indiana Bio-Energy, LLC (“IBE”) of Bluffton, IN, an Indiana limited liability company which was formed in December 2004; and Ethanol Grain Processors, LLC, (“EGP”) of Obion, TN, a Tennessee limited liability company which was formed in October 2004. The Merger was completed on October 15, 2008. VBV and its subsidiaries became wholly-owned subsidiaries of Green Plains. Pursuant to the terms of the Merger, equity holders of VBV, IBE and EGP received Green Plains common stock and options totaling 11,139,000 shares. Upon closing of the Merger, VBV, IBE and EGP were merged into subsidiaries of Green Plains. IBE has been renamed as Green Plains Bluffton LLC and EGP has been renamed as Green Plains Obion LLC. Simultaneously with the closing of the Merger, NTR plc (“NTR”), a leading international developer and operator in renewable energy and sustainable waste management and majority equity holder of VBV prior to the Merger, through its wholly-owned subsidiaries, invested $60.0 million in Green Plains common stock at a price of $10 per share, or an additional 6.0 million shares. With this investment, NTR is our largest shareholder. This additional investment is being used for general corporate purposes and to finance acquisitions.

Since the Merger occurred toward the end of our fiscal year and involved complex legal and accounting issues, Green Plains performed a tentative allocation of the purchase price using preliminary estimates of the values of the assets and liabilities. We engaged an expert to assist in the determination of the purchase price allocation. The final purchase price allocation, which was completed and recorded during the second quarter of 2009, did not result in material changes to the amounts tentatively recorded in our consolidated financial statements.

4.

ACQUISITION

On January 20, 2009, the Company acquired majority interest in Blendstar LLC, a biofuel terminal operator. The transaction involved a membership interest purchase whereby Green Plains acquired 51% of Blendstar from Bioverda U.S. Holdings LLC, an affiliate of NTR, for $9.0 million. The purchase price of $9.0 million is comprised of a $7.5 million January 2009 payment and the assumption of a liability to the former owners of this 51% interest, payable in three annual installments of $0.5 million, beginning in July 2009. These future annual payments were recorded in debt at a present value of $1.4 million. The allocation of the purchase price to specific assets and liabilities was based, in part, on outside appraisals of the fair value of certain assets acquired. Approximately $21.6 million was attributed to assets acquired, of which $5.3 million was allocated to goodwill. Liabilities and a noncontrolling interest total approximately $6.2 million and $7.9 million, respectively.

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

5.

SEGMENT INFORMATION

The Company’s chief operating decision makers review our operations in three separate operating segments. These segments are: (1) production of ethanol and related by-products (which we collectively refer to as “Ethanol Production”), (2) grain warehousing and marketing, as well as sales and related services of agronomy and petroleum products (which we collectively refer to as “Agribusiness”), and (3) marketing and distribution of Company-produced and third-party ethanol and distillers grains (which we refer to as “Marketing and Distribution”). Corporate operating expenses, primarily consisting of compensation, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as “corporate activities.”

The following are revenues, gross profit and operating income (loss) for our operating segments for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Ethanol Production	$152,053	$-	$289,557	$-
Agribusiness	58,758	-	104,968	-
Marketing and Distribution	231,208	259	409,562	259
Intersegment eliminations	(157,364)	-	(298,350)	-
	$284,655	$259	$505,737	$259

Gross profit:
Ethanol Production	$4,664	$-	$1,903	$-
Agribusiness	7,343	-	10,089	-
Marketing and Distribution	2,839	94	4,682	94
Intersegment eliminations	37	-	88	-
	$14,883	$94	$16,762	$94

Operating income (loss):
Ethanol Production	$2,589	$-	$(2,053)	$-
Agribusiness	4,114	-	4,040	-
Marketing and Distribution	587	-	433	-
Intersegment eliminations	37	-	88	-
Corporate activities	(3,191)	(1,367)	(5,552)	(3,320)
	$4,136	$(1,367)	$(3,044)	$(3,320)

In June 2008, VBV established a marketing and distribution business unit whereby VBV purchased, sold and marketed ethanol.

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

6.

INVENTORIES

The components of inventories are as follows (in thousands):

	June 30, 2009	December 31, 2008

Petroleum & agronomy items held for sale	$6,043	$15,925
Grain held for sale	14,911	10,574
Raw materials	15,979	9,503
Work-in-process	5,207	7,371
Finished goods	21,007	2,171
Supplies and parts	1,594	1,489
	$64,741	$47,033

7.

PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	June 30, 2009	December 31, 2008

Construction-in-progress	$3,096	$1,180
Plant, buildings and improvements	271,645	264,474
Plant equipment	179,662	180,276
Land and improvements	35,877	35,006
Railroad track and equipment	21,737	22,225
Computer and software	2,155	1,702
Office furniture and equipment	681	575
Leasehold improvements and other	1,417	6
Total property and equipment	516,270	505,444
Less: accumulated depreciation	(22,122)	(9,672)
Property and equipment, net	$494,148	$495,772

8.

FINANCIAL DERIVATIVE INSTRUMENTS

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

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires companies to evaluate their contracts to determine whether the contracts are derivatives as certain derivative contracts that involve physical delivery may be exempted from SFAS No. 133 treatment as normal purchases or normal sales. Commodity forward contracts generally qualify for the normal purchase or sales exception under SFAS No. 133 and are therefore not subject to its provisions as they will be expected to be used or sold over a reasonable period in the normal course of business. Derivative contracts that do not meet the normal purchase or sales criteria are therefore brought to market with the corresponding gains and losses recorded in operating income unless the contracts qualify for hedge accounting treatment. The Company does not classify any commodity derivative contracts as hedging contracts for purposes of SFAS No. 133. These derivative financial instruments are recognized in other current assets or liabilities at fair value. The financial statement locations of derivatives designated as hedging instruments under SFAS No. 133 are as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	Fair Value at		Fair Value at
Derivatives Designated as Hedging	June 30,	December 31,	June 30,	December 31,
Instruments under SFAS No. 133	2009	2008	2009	2008
Balance Sheet Location:
Inventory	$-	$2,480	$-	$-
Cash and cash equivalents	4,600	272	-	-
Current assets - Derivative financial instruments	7,096	1,915	-	-
Current liabilities - Derivative financial instruments	-	-	9,813	4,538
Other liabilities	-	-	167	-
Total	$11,696	$4,667	$9,980	$4,538

9.

LONG-TERM DEBT AND LINES OF CREDIT

The components of long-term debt are as follows (in thousands):

	June 30, 2009	December 31, 2008
Green Plains Bluffton:
Term loan	$66,500	$70,000
Revolving term loan	19,376	18,715
Revenue bond	22,000	22,000
Economic development grant	500	500
Green Plains Obion:
Term loan	57,600	60,000
Revolving term loan	38,800	30,839
Note payable	714	714
Capital lease	738	748
Economic development loan	-	1,000
Economic development grant	1,700	1,700
Green Plains Shenandoah:
Term loan	22,000	23,200
Revolving term loan	17,000	17,000
Seasonal borrowing	3,300	3,300
Economic development loan	135	165
Green Plains Superior:
Term loan	34,500	35,875
Revolving term loan	10,000	10,000
Capital lease	307	-
Green Plains Grain:
Term loan	7,875	8,325
Revolving term loan	23,407	20,000
Equipment financing loans	1,511	1,517
Other	2,710	818
Total debt	330,673	326,416
Less: current portion	(36,718)	(27,405)
Long-term debt	$293,955	$299,011

Scheduled long-term debt repayments are as follows (in thousands):

Year Ending December 31,	Amount
2009	$21,602
2010	55,018
2011	31,050
2012	30,372
2013	87,980
Thereafter	104,651
Total	$330,673

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

Ethanol Production Segment

Each of our Ethanol Production segment subsidiaries has credit facilities with lender groups that provided for term and revolving term loans to finance construction and operation of the production facilities. The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term facility (individually and collectively, the “Green Plains Bluffton Loan Agreement”). The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan, a revolving term loan of $37.4 million and a statused revolving credit supplement (seasonal borrowing capacity) of up to $2.6 million (individually and collectively, the “Green Plains Obion Loan Agreement”). The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan, a $17.0 million revolving term facility, and a statused revolving credit supplement (seasonal borrowing capability) of up to $4.3 million (individually and collectively, the “Green Plains Shenandoah Loan Agreement”). The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term facility (individually and collectively, the “Green Plains Superior Loan Agreement”).

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

Final maturity dates (at the latest) are as follows:

•

Green Plains Bluffton

 November 1, 2013

•

Green Plains Obion

 November 1, 2018

•

Green Plains Shenandoah

 November 1, 2017

•

Green Plains Superior

 July 1, 2017

Pricing and Fees

•

The loans bear interest at either the Agent Base Rate (prime) plus from 0.0% to 1.0% or short-term fixed rates at LIBOR plus 2.5% to 4.35% (each based on a ratio of total equity to total assets). In some cases, the lender may allow us to elect to pay interest at a fixed interest rate to be determined.

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

Green Plains Bluffton

 $10.0 million (increasing to $12.0 million by September 11, 2009)

o

Green Plains Obion

 $5.4 million (increasing to $9.0 million on April 30, 2010)

o

Green Plains Shenandoah

 $4.0 million (increasing to $6.0 million on September 1, 2009)

o

Green Plains Superior

 $(5.5) million (increasing periodically until reaching $3.0 million by December 1, 2012)

•

Maintenance of net worth as follows:

o

Green Plains Bluffton

 $72.0 million (increasing to $78.8 million on January 1, 2010)

o

Green Plains Obion

 $77.0 million

o

Green Plains Shenandoah

 $51.0 million

o

Green Plains Superior

 $18.0 million (increasing periodically until reaching $23.0 million by December 1, 2011)

•

Maintenance of tangible owner’s equity as follows:

o

Green Plains Bluffton

 at least 40% (increasing to 50% by December 31, 2009)

•

Maintenance of debt service coverage ratio as follows:

o

Green Plains Bluffton

 1.25 to 1.0

o

Green Plains Obion

 1.25 to 1.0

o

Green Plains Shenandoah

 1.50 to 1.0

o

Green Plains Superior

 1.25 to 1.0

•

Dividends or other annual distributions to the equity holder will be limited, subject to certain additional restrictions including maintenance with all loan covenants, terms and conditions, as follows:

o

Green Plains Bluffton

 50% of profit, net of income taxes

o

Green Plains Obion

 40% of profit, net of income taxes

o

Green Plains Shenandoah

 40% of profit, net of income taxes

o

Green Plains Superior

 40% of profit, net of income taxes

As of June 30, 2009, the net worth balance at Green Plains Superior was less than required by its financial covenant. The lender has provided a waiver accepting our compliance with the financial covenant as of that date.

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

Capitalized Interest

The Company capitalized $0 and $2.4 million of interest and debt issuance costs during the first six months of 2009 and 2008, respectively.

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

As of June 30, 2009, Green Plains Grain was in compliance with all financial covenants in the loan agreements.

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

Marketing and Distribution Segment

On June 30, 2009, Blendstar entered into a loan agreement for $0.5 million. Monthly payments of $16,698 begin in July 2009, with the loan maturing in June 2012. This loan bears a fixed annual interest rate of 7% and is guaranteed by the Company.

10.

STOCK-BASED COMPENSATION

The Company accounts for all share-based compensation transactions pursuant to SFAS No. 123R, “Share-Based Payment,” which requires entities to record noncash compensation expense related to payment for employee services by an equity award in their financial statements over the requisite service period. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures.

The Company had a 2007 Equity Incentive Plan which reserved a total of 1.0 million shares of common stock for issuance pursuant to the plan. On May 7, 2009, the shareholders of the Company approved the 2009 Equity Incentive Plan which provides for the granting of an additional 1.0 million shares for stock-based compensation, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock and restricted stock unit awards to eligible employees, non-employee directors and consultants. All shares remaining under the 2007 Equity Incentive Plan rolled into the 2009 Equity Incentive Plan on May 7, 2009. Additionally, outstanding stock options were assumed as part of the Merger.

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

•

Deferred Stock Units – Deferred stock units may be granted to directors and key employees with ownership of the common stock vesting immediately or over a period determined by the Compensation Committee and stated in the award. As determined by the Compensation Committee, deferred stock units granted to date vest over a specific period and are issuable in a period beyond the vesting date. Compensation expense was recognized upon the grant award.

For stock options granted during the first six months of 2009, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123R, with the following weighted-average assumptions:

Expected life	6.9
Interest rate	2.7%
Volatility	70.0%
Dividend yield	—

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

A summary of stock options as of June 30, 2009 and changes during the six-month period then ended are as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2008	1,311,528	$12.59
Granted	12,500	5.99
Exercised	(240,096)	0.14
Cancellations	-	-

Outstanding at June 30, 2009	1,083,932	$15.27	5.8	$-

Exercisable at June 30, 2009	704,765	$19.69	5.0	$-

All fully-vested stock options as of June 30, 2009 are exercisable and are included in the above table. Since weighted-average option prices exceeded the closing stock price at June 30, 2009, the aggregate intrinsic value was zero. The Company’s stock awards allow employees to exercise options through cash payment to us for the shares of common stock or through a simultaneous broker-assisted cashless exercise of a share option, through which the employee authorizes the exercise of an option and the immediate sale of the option shares in the open market. The Company uses original issuances of common stock to satisfy our share-based payment obligations.

Compensation costs expensed for share-based payment plans described above were approximately $0.4 million and $0.1 million during the six-month periods ended June 30, 2009 and 2008, respectively. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 40% of these expense amounts. However, due to uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

11.

EARNINGS PER SHARE

Basic earnings per common shares (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. The calculation of diluted earnings per share gives effect to common stock equivalents. For periods prior to the Merger, to determine the weighted average number of common shares outstanding, the number of Green Plains common shares issued for outstanding VBV member shares was equated to member shares issued and outstanding.

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

The provision for income taxes for the six months ended June 30, 2009 and 2008 has been determined to be zero as the Company had net operating losses for tax purposes and has determined that any benefit from these tax losses may not be realized prior to their expiration. Accordingly, no tax provision or benefit was recognized during each of the periods presented.

13.

COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently leases or is committed to paying operating leases extending to 2019 that have been executed by the Company. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $3.1 million and approximately $28,000 during the six-month periods ended June 30, 2009 and 2008, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2009 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2009	$3,146
2010	5,516
2011	2,904
2012	2,601
2013	2,217
Thereafter	5,052
Total	$21,436

Commodities – Corn, Natural Gas, Ethanol and Distillers Grains

As of June 30, 2009, we had contracted for future corn deliveries valued at $63.6 million, natural gas deliveries valued at approximately $11.9 million, ethanol product deliveries valued at approximately $11.1 million and distillers grains product deliveries valued at approximately $8.3 million.

14.

RELATED PARTY TRANSACTIONS

Grain Origination Contracts

Obion Grain, Green Plains Obion’s exclusive supplier of corn produced in the seven counties surrounding the plant, had an ownership interest in EGP prior to the Merger, and will hold a subordinated lien on Green Plains Obion’s leased real property if Green Plains Obion defaults under its corn purchase agreement. Green Plains Obion paid $14.6 million under this arrangement for the six months ended June 30, 2009, of which $0.1 million was for origination fees, and the remainder was payments for corn; and $5.0 million under this arrangement for the three months ended June 30, 2009, of which less than $0.1 million was for origination fees, and the remainder was payments for corn. No costs were incurred related to this arrangement for the three or six months ended June 30, 2008 as the plant was still under construction. Included in current liabilities were amounts due to Obion Grain totaling $1.1 million at June 30, 2009 and $0.4 million at December 31, 2008.

Sales and Financing Contracts

Green Plains Grain executed two separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital, is a member of our Board of Directors. A total of $1.3 million and $1.5 million is included in debt at June 30, 2009 and December 31, 2008, respectively under these financing arrangements. On March 31, 2009, Green Plains Superior entered into a capital lease for equipment with AXIS Capital. The present value of the lease payments totaled $0.3 million, and payments of $18,450 were made during the six-month period ended June 30, 2009.

The Company has entered into fixed-price ethanol purchase and sale agreements with Center Oil Company. Gary R. Parker, President and Chief Executive Officer of Center Oil, is a member of our Board of Directors. The sales agreements are executed to hedge prices on a portion of our expected ethanol production. Rather than delivering all of the ethanol, offsetting purchase agreements for a portion of this ethanol production have also been entered into with Center Oil. During the three and six months ended June 30, 2009, cash receipts from Center Oil totaled $25.8 million and $52.8 million, respectively and payments to Center Oil totaled $10.4 million and $10.7 million, respectively, on these contracts. The Company had $0.1 million in current liabilities and $1.5 million included in current assets at June 30, 2009 under these purchase and sale agreements. At December 31, 2008, the Company did not have any outstanding payables or receivables related to these purchase and sale agreements.

Blendstar Acquisition

As discussed in Note 4 – Acquisition, on January 20, 2009, the Company acquired 51% of Blendstar LLC from Bioverda U.S. Holdings LLC, an affiliate of NTR, for $9.0 million. The purchase price of $9.0 million is comprised of a $7.5 million January 2009 payment and the assumption of a liability to the former owners of this 51% interest, payable in three annual installments of $0.5 million, beginning in July 2009.

Blendstar Debt

As discussed in Note 9 – Long Term Debt and Lines of Credit, Blendstar entered into a loan agreement for $0.5 million loan on June 30, 2009. Monthly payments of $16,698 begin in July 2009, with the loan maturing in June 2012. The Company has fully guaranteed the loan.

In addition, the Company has agreed to lend Blendstar an amount up to $2.0 million. At June 30, 2009, $0.5 million was outstanding related to this loan agreement. The loan matures in May 2010 with the option to renew.

15.

SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued, which was August 10, 2009.

Acquisitions of Ord and Central City Ethanol Plants

On July 2, 2009, the Company, pursuant to two Membership Interest Purchase Agreements (“the Purchase Agreements”) with AgStar Financial Services as Seller agent, and certain other entities (the “Sellers”), acquired all of the membership interests in RBF Acquisition VI, LLC (“RBF VI”) and RBF Acquisition II, LLC (“RBF II), two limited liability companies that own ethanol plants in Ord, NE and Central City, NE, respectively from a lender group led by Ag Star (the “Lenders”). RBF VI and RBF II were renamed at closing to Green Plains Ord LLC and Green Plains Central City LLC, respectively.

Pursuant to the terms of the relevant Purchase Agreements, the Company acquired the membership interests of RBF VI for a purchase price of $38.0 million, and the membership interests of RBF II for a purchase price of $85.5 million, for an aggregate purchase price of $123.5 million. The Lenders provided debt financing of $123.5 million to fund the purchase and $16.0 million in seasonal revolving loans to provide working capital for the plants. The Ord and Central City facilities have annual expected operating capacities of 50 million and 100 million gallons, respectively.

Related Party Capital Lease

In July 2009, Green Plains Central City LLC entered into a capital lease for equipment with AXIS Capital, Gordon F. Glade, President and Chief Executive Officer of AXIS Capital, is a member of our Board of Directors. The present value of the lease payments, which begin in August 2009, totaled $0.3 million.

Expiration of Marketing Agreement

We had previously entered into an exclusive marketing agreement with CHS Inc. for the sale of dried distillers grains produced at our Superior plant. This marketing agreement expired in July 2009 and was not renewed. Green Plains Trade now markets all of the dried distillers grains that are produced at our plants.

Blendstar Debt and Related Party Guaranty

In July 2009, a Blendstar subsidiary entered into a loan for $1.2 million with a commercial bank which is guaranteed by Green Plains Renewable Energy, Inc. The loan matures in January 2010. In addition, Blendstar’s $2.0 million revolving line of credit agreement with Green Plains was amended during July 2009 to provide security on this guaranty exposure.

Receivables Financing

On July 30, 2009, Green Plains Trade entered into a senior secured revolving credit facility with a major commercial lender. Under the credit agreement, the lender will loan up to $30.0 million, subject to a borrowing base up to 85% of eligible receivables and a current availability block of $5.0 million. Green Plains Renewable Energy, Inc. has guaranteed $10.0 million of this facility. The revolving credit facility matures in July 2012 and bears interest at either: (1) Base Rate (lender’s commercial floating rate plus 2.5%); or, (2) EuroDollar Rate (30, 60 or 90 day EuroDollar lending rate plus 3.5%). Green Plains Trade will use this facility to fund its working capital needs.

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

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “may,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. We may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol industry, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy and/or regulation and other risk factors detailed in our reports filed with the Securities and Exchange Commission. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, the Company is not obligated, and does not intend, to update any of its forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part II, Item 1A – Risk Factors of this report in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the nine-month transition period ended December 31, 2008 and in Part II, Item IA of our report Form 10-Q for the quarterly period ended March 31, 2009.

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

Operations commenced at our first ethanol plant, located in Shenandoah, IA, in August 2007; at our second ethanol plant, located in Superior, IA, in July 2008; at our third ethanol plant, located in Bluffton, IN, in September 2008; and at our fourth ethanol plant, located in Obion, TN, in November 2008. At capacity, our four ethanol plants produce a total of approximately 330 million gallons of fuel-grade ethanol annually. Operations commenced at our fifth and sixth ethanol plants in Ord, NE and Central City, NE in July 2009, subsequent to the close of the quarter. The addition of the two plants will bring our expected annual operating capacity to a total of approximately 480 million gallons of fuel-grade ethanol.

Previously, Green Plains Superior, Green Plains Bluffton and Green Plains Obion had contracted with independent marketers to purchase all of their ethanol production. Under the agreements, we sold our ethanol production exclusively to the independent marketers at a price per gallon based on a market price at the time of sale, less certain costs for each gallon sold. These agreements terminated in January 2009 and February 2009 and as a result, a one-time charge of approximately $4.6 million is reflected in the six-month period ended June 30, 2009 related to the termination of these agreements and certain related matters. The termination of the agreements allows us to market all of our own ethanol through Green Plains Trade, and we believe it will allow us to reduce our costs for leased railcars, provide us a better opportunity to employ our risk management processes, mitigate our risks of counterparty concentration and accelerate our collection of receivables. We expect savings in marketing fees and lower leased railcar costs totaling approximately $4.8 million per year for each of the three years following termination of these agreements, with a reduced yearly benefit thereafter.

Green Plains Trade is now responsible for the sales, marketing and distribution of all ethanol produced at our production facilities. The majority of our ethanol is sold to regional and national markets. The exception to this is at our Obion plant where we expect to market up to 50% of the production into the local Tennessee market. Through Green Plains Trade, we also market and distribute ethanol for three third-party ethanol producers with expected annual production totaling approximately 305 mmgy.

Our ethanol plants produce wet, modified wet and dried distillers grains. We had previously entered into exclusive marketing agreements with CHS Inc., a Minnesota cooperative corporation, for the sale of dried distillers grains produced at our Shenandoah and Superior plants. The agreement with CHS Inc. related to the Shenandoah plant terminated in July 2008 and the agreement related to the Superior plant terminated in July 2009. Green Plains Trade now markets all of the dried distillers grains that are produced at our plants.

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

In particular, there has been a great deal of volatility in corn markets. The average Chicago Board of Trade (“CBOT”) near-month corn price during 2008 was $5.27 per bushel, with highs reaching nearly $8.00 per bushel and retreating to $4.07 per bushel as of December 31, 2008. Corn prices have dropped during the first six months of 2009; the average CBOT near-month corn price for the six-month period ended June 30, 2009 was $3.93. We believe that market volatility is attributable to a number of factors, including but not limited to export demand, speculation, currency valuation, global economic conditions, ethanol demand and current production concerns. This corn market volatility poses a significant risk to our operations. We use hedging strategies to lock in margins, attempting to leave the Company less exposed to losses resulting from market fluctuations.

During 2008, the average U.S. ethanol price, based on the Oil Price Information Service (“Opis”) Spot Ethanol Assessment, was $2.33 per gallon. For the same time period, the average U.S. gasoline price, based on New York Mercantile Exchange (“NYMEX”) reformulated blendstock for oxygen blending (“RBOB”) contracts was $2.49 per gallon, or approximately $0.16 per gallon above ethanol prices. Beginning in the fourth quarter of 2008, gasoline prices fell at a faster rate than ethanol prices. Gasoline prices continued to be below ethanol prices in the first quarter of 2009. This relationship, along with corn values, tightened crush spreads at plants and forced production to slow. During the second quarter, the relationship started to reverse as corn prices declined with the anticipation of a good crop this coming year. For the quarter ended June 30, 2009, the average Opis Spot Ethanol Assessment was $1.67 per gallon and the average NYMEX RBOB was $1.72 per gallon, or approximately $0.05 per gallon higher than ethanol prices. This relationship during the second quarter incentivized incremental blending but did not increase the value of the ethanol because of increased production coming back on-line. Idle production has begun to come back on-line for numerous reasons, including but not limited to corn prices dropping at the same time enabling better crush margins at production facilities.

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

On April 23, 2009, the California Air Resources Board adopted the Low Carbon Fuel Standard (“LCFS”) requiring a 10% reduction in greenhouse gas (“GHG”) emissions from transportation fuels by 2020. On May 5, 2009, the Environmental Protection Agency (“EPA”) released proposed rulemaking for the second stage of the RFS requiring a 20% reduction in GHG emissions produced at ethanol production, transportation and distribution facilities constructed after December 31, 2007. Both the EPA and the California Air Resources Board propose an Indirect Land Use Changes (“ILUC”) component in the lifecycle GHG emissions calculation. Eleven additional states are currently considering similar ILUC standards. The methodology for determining the ILUC standard has yet to be determined. However, the ILUC standard will possibly penalize corn-based ethanol as a cause of deforestation and displacement of non-intensive agricultural acreage. There is the risk that the market for corn-based ethanol could be negatively impacted if it is determined that corn-based ethanol fails to achieve lifecycle GHG emission reductions. EPA proposed rulemaking potentially “grandfathers” Green Plains’ ethanol plants from the GHG emission requirements because of the timing of their construction. However, we believe the long-term impact of the ILUC standard may result in a fragmented ethanol market where low carbon ethanol from sugarcane or other alternative feedstocks carries a premium value. Passage of the second stage of the RFS could act as a barrier of entry to new construction or expansion of existing corn based ethanol plants, as these plants would not qualify for the 20% reduction exemption unless construction had begun before December 2007.

Companies involved in the production of ethanol have historically been merging to increase efficiency and capture economies of scale. We have adopted a vertical-integration strategy and business model. Vertical integration has often been an effective strategy for reducing risk and increasing profits in other commodity-driven businesses. In recent years, many ethanol companies have focused primarily on ethanol refining and production. The overall ethanol value chain, however, consists of multiple steps involving agribusinesses, such as grain elevators, agronomy services, distributors of distillers grains, and downstream operations such as ethanol marketers and fuel blenders. By simultaneously engaging in multiple steps in the ethanol value chain, we believe we can increase efficiency, diversify cash flows and manage commodity price and supply risk. We are seeking strategic opportunities to further consolidate and integrate firms involved in the ethanol value chain.

The ethanol industry has seen significant distress over the last year. There have been several well-publicized bankruptcies announced, including VeraSun Energy Corporation and Aventine Renewable Energy, which had been two of the largest producers of ethanol in the U.S. In addition, several other ethanol producers have also declared bankruptcy or indicated they were in financial distress. We believe that margin compression and ineffective commodity price risk management were the main reasons for this. In addition, destination market and non-advantaged location plants have seen additional hardship. Ethanol producers of all sizes were caught with corn contracts or inventory ownership in the significant price decline in the corn market without corresponding amounts of ethanol sold against those positions. We believe a disciplined risk management program helps mitigate these occurrences. Green Plains utilizes a disciplined risk management program with a comprehensive policy to monitor and measure the risk of commodity price movements. We attempt to match within a close tolerance our ethanol sales and corn purchases, and monitor the “value at risk” of our open, unhedged position within limits established by our Board of Directors. In addition, our multiple business lines and revenue streams help diversify the Company’s operations and profitability.

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

Acquisition of Majority Interest in Blendstar LLC

On January 20, 2009, the Company acquired majority interest in Blendstar LLC, a biofuel terminal operator. The transaction involved a membership interest purchase whereby Green Plains acquired 51% of Blendstar from Bioverda U.S. Holdings LLC, an affiliate of NTR, for $9.0 million. The purchase price of $9.0 million is comprised of a $7.5 million January 2009 payment and the assumption of a liability to the former owners of this 51% interest, payable in three annual installments of $0.5 million, beginning in July 2009. These future annual payments were recorded in debt at a present value of $1.4 million. The allocation of the purchase price to specific assets and liabilities was based, in part, on outside appraisals of the fair value of certain assets acquired. Approximately $21.6 million is attributed to assets acquired, of which $5.3 million is allocated to goodwill. Liabilities and a noncontrolling interest total approximately $6.2 million and $7.9 million, respectively.

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

Acquisitions of Ord and Central City Ethanol Plants

On July 2, 2009, the Company, pursuant to two Membership Interest Purchase Agreements (“the Purchase Agreements”) with AgStar Financial Services as Seller agent, and certain other entities (the “Sellers”), acquired all of the membership interests in RBF Acquisition VI, LLC (“RBF VI”) and RBF Acquisition II, LLC (“RBF II), two limited liability companies that own ethanol plants in Ord, NE and Central City, NE, respectively from a lender group led by Ag Star (the “Lenders”). RBF VI and RBF II were renamed at closing to Green Plains Ord LLC and Green Plains Central City LLC, respectively.

Pursuant to the terms of the relevant Purchase Agreements, the Company acquired the membership interests of RBF VI for a purchase price of $38.0 million, and the membership interests of RBF II for a purchase price of $85.5 million, for an aggregate purchase price of $123.5 million. The Lenders provided debt financing of $123.5 million to fund the purchase and $16.0 million in seasonal revolving loans to provide working capital for the plants. The Ord and Central City facilities have annual expected operating capacities of 50 million and 100 million gallons, respectively. Operations commenced at the Ord plant on July 12, 2009 and at the Central City plant on July 29, 2009.

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist in accounting and auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. The Company adopted SFAS No. 165 during the quarter ended June 30, 2009, and its application had no impact on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 10, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material impact on our financial statements.

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

The Company’s chief operating decision makers review our operations in three separate operating segments. For additional information related to operating segments, see Note 5 – Segment Information included herein as part of the Notes to the Consolidated Financial Statements. These segments are: (1) production of ethanol and related by-products (which we collectively refer to as “Ethanol Production”), (2) grain warehousing and marketing, as well as sales and related services of agronomy and petroleum products (which we collectively refer to as “Agribusiness”), and (3) marketing and distribution of Company-produced and third-party ethanol and distillers grains (which we refer to as “Marketing and Distribution”). Corporate operating expenses, primarily consisting of compensation, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as “corporate activities.”

The following are revenues, gross profit and operating income (loss) for our operating segments for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Ethanol Production	$152,053	$-	$289,557	$-
Agribusiness	58,758	-	104,968	-
Marketing and Distribution	231,208	259	409,562	259
Intersegment eliminations	(157,364)	-	(298,350)	-
	$284,655	$259	$505,737	$259

Gross profit:
Ethanol Production	$4,664	$-	$1,903	$-
Agribusiness	7,343	-	10,089	-
Marketing and Distribution	2,839	94	4,682	94
Intersegment eliminations	37	-	88	-
	$14,883	$94	$16,762	$94

Operating income (loss):
Ethanol Production	$2,589	$-	$(2,053)	$-
Agribusiness	4,114	-	4,040	-
Marketing and Distribution	587	-	433	-
Intersegment eliminations	37	-	88	-
Corporate activities	(3,191)	(1,367)	(5,552)	(3,320)
	$4,136	$(1,367)	$(3,044)	$(3,320)

Revenues during the three and six months ended June 30, 2009 were $284.7 million and $505.7 million, respectively, as compared to $0.3 million for both the three and six months ended June 30, 2008. VBV was a development stage company until the Bluffton ethanol plant commenced production in September 2008. In June 2008, VBV established a marketing and distribution business unit whereby VBV purchased, sold and marketed ethanol.

Previously, Green Plains Superior, Green Plains Bluffton and Green Plains Obion had contracted with third-party marketers to purchase all of their ethanol production. Under the agreements, we sold our ethanol production exclusively to them at a price per gallon based on a market price at the time of sale, less certain marketing, storage, and transportation costs, as well as a profit margin for each gallon sold. These agreements terminated during the first quarter of 2009. Following completion of the Merger and prior to the termination of the agreements, nearly all of our ethanol that was sold to one of the third-party marketers was repurchased by Green Plains Trade, reflected in the Marketing and Distribution segment, and resold to other customers. Corresponding revenues and related costs of goods sold were eliminated in consolidation.

Cost of goods sold during the three and six months ended June 30, 2009 was $269.8 million and $489.0 million, respectively, resulting in a gross profit of $14.9 million and $16.8 million, respectively. We had $0.2 million in cost of goods sold during both the three and six months ended June 30, 2008 as VBV was still a development stage company at that time, and they had just begun to market ethanol in June 2008. Included in cost of goods sold during the six months ended June 30, 2009 is a one-time charge of $4.6 million related to the cancellation of the third-party ethanol marketing agreements, as discussed above.

Operating expenses were $10.8 million, and $19.8 million during the three and six months ended June 30, 2009, respectively. Operating expenses during the corresponding time periods of 2008 were $1.5 million and $3.4 million, respectively. Operating expenses for the three and six months ending June 30, 2009 include the operations of the Bluffton and Obion ethanol production plants and Green Plains Trade, along with the acquired operations of Green Plains Grain and the Shenandoah and Superior ethanol production plants. For the three and six months ended June 30, 2008, operating expenses include development-stage expenses only as the Bluffton and Obion plants were under construction, and do not include the operating expenses of the Shenandoah and Superior plants (as this period is pre-Merger). The $16.4 million increase in operating expenses during the six-month period ended June 30, 2009, as compared to the same period during 2008, is mainly due to an increase in employee salaries, incentives, benefits and other expenses resulting from the increase in employees hired to operate our ethanol plants in Bluffton and Obion, stock-based compensation costs, professional services and inclusion of operating expenses for the predecessor Green Plains companies. Our operating expenses are primarily general and administrative expenses for employee salaries, incentives and benefits; stock-based compensation expenses; office expenses; board fees; and professional fees for accounting, legal, consulting, and investor relations activities. Personnel costs, which include employee salaries, incentives and benefits, are the largest single category of expenditures in operating expenses.

Interest expense was $3.8 million and $6.3 million during the three and six months ended June 30, 2009, respectively, and less than $0.1 million for each of the corresponding periods in 2008. Interest expense during the period of plant construction was capitalized to construction in progress. With our plants now operational, interest on debt is charged to interest expense. However, interest expense during the first six months of 2009 was reduced by $1.1 million due to patronage refunds received from two of our lenders, all of which was received during the first quarter of 2009.

Liquidity and Capital Resources

On June 30, 2009, we had $55.3 million in cash and equivalents and $13.2 million available under committed loan agreements (subject to satisfaction of specified lending conditions). Cash and cash equivalents increased from levels at the end of the first quarter primarily as a result of cash provided by operating activities, less cash used by the Company for scheduled debt and interest payments.

On July 30, 2009 Green Plains Trade entered into a senior secured revolving credit facility with a major commercial lender. Under the credit agreement, the lender will loan up to $30.0 million, subject to a borrowing base up to 85% of eligible receivables and a current availability block of $5.0 million. The revolving credit facility matures in July 2012 and bears interest at either: (1) Base Rate (lender’s commercial floating rate plus 2.5%); or, (2) EuroDollar Rate (30, 60 or 90 day EuroDollar lending rate plus 3.5%). Green Plains Trade will use this facility to fund its working capital needs.

Our business is highly impacted by commodity prices, including prices for corn, ethanol and natural gas. We attempt to reduce the market risk associated with fluctuations in commodity prices through the use of derivative financial instruments. Sudden changes in commodity prices may require cash deposits with brokers, or margin calls. Depending on our open derivative positions we may require significant liquidity with little advanced notice to meet margin calls. With the additional funding received in July 2009, which is secured by eligible Company receivables, we believe we have sufficient cash on hand or available under committed loan agreements to support our current risk management activities.

In May and June 2009, loan agreements for Green Plains Bluffton, Green Plains Obion and Green Plains Superior were amended to reduce certain financial covenants related to working capital and net worth balances. Current forecasts for our ethanol plants indicate that we may fail to meet required working capital, net worth and/or debt service coverage ratios at those subsidiaries unless the loan agreements are amended. In that event, we may seek additional waivers from the lenders or may inject additional capital into those subsidiaries, as necessary, to become compliant, though we have no obligation to make such an injection. Because of the volatility of our income and cash flow, we are unable to accurately predict whether any of our subsidiaries will be able to independently comply with their respective covenants in the future. In the event a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable. Based upon our current forecasts, we believe we have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity. Furthermore, no assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance.

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

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term loan. At June 30, 2009, $66.5 million related to the term loan was outstanding, along with $19.4 million on the revolving term loan. The term loan requires quarterly principal payments of $1.75 million. The loans mature on November 1, 2013.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan, a revolving term loan of $37.4 million and a $2.6 million statused revolving credit supplement (seasonal borrowing capacity). At June 30, 2009, $57.6 million related to the term loan was outstanding, along with a combined $38.8 million on the revolving term loan and revolving credit supplement. The term loan requires quarterly principal payments of $2.4 million. The term loan matures on May 20, 2015 and the revolving loans mature on November 1, 2018.

The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan, a $17.0 million revolving term loan, and a statused revolving credit supplement (seasonal borrowing capability) of up to $4.3 million. At June 30, 2009, $22.0 million related to the term loan was outstanding, along with the entire $17.0 million on the revolving term loan, and $3.3 million on the seasonal borrowing agreement. The term loan requires quarterly principal payments of $1.2 million. The term loan matures on May 20, 2014 and the revolving loan matures on November 1, 2017.

The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term facility. At June 30, 2009, $34.5 million related to the term loan was outstanding, along with the entire $10.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.375 million. The term loan matures on July 20, 2015 and the revolving loan matures on July 1, 2017.

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

The term loans and revolving facilities bear interest at either the Agent Base Rate (prime) plus from 0.0% to 1.0% or short-term fixed rates at LIBOR plus 250 to 435 basis points (each based on a ratio of total equity to total assets). As security for the loans, the lenders received a first-position lien on all personal property and real estate owned by the respective entity borrowing the funds, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant. These borrowing entities are also required to maintain certain financial and non-financial covenants during the terms of the loans.

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

Agribusiness Segment

The Green Plains Grain loan is comprised of a $9.0 million amortizing term loan and a $35.0 million revolving term loan. Loan proceeds are used primarily for working capital purposes. At June 30, 2009, $7.9 million on the term loan and $23.4 million on the revolving term loan was outstanding. The term loan expires on April 3, 2013 and the revolving loan expires on September 30, 2010. Payments of $225,000 under the term loan are due on the last business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term. The loans bear interest at either the Agent Base Rate (prime) minus 0.25% to plus 0.75% or short-term fixed rates at LIBOR plus 175 to 275 basis points (each depending on Green Plains Grain’s fixed charge ratio for the preceding four fiscal quarters). As security for the loans, the lender received a first-position lien on real estate, equipment, inventory and accounts receivable owned by Green Plains Grain. In addition, Green Plain Grain had outstanding equipment financing term loans totaling $1.5 million at June 30, 2009.

Marketing and Distribution Segment

The Blendstar loan is comprised of a $0.5 million loan maturing in 2012. Payments of $16,698 are due monthly and the loan is guaranteed by the Company. In addition, the Company has agreed to lend Blendstar an amount up to $2.0 million. At June 30, 2009, $0.5 million was outstanding related to this loan agreement. The loan matures in May 2010 with the option to renew. Amounts outstanding under this loan are eliminated in consolidation.

Contractual Obligations

Our contractual obligations as of June 30, 2009 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (2)	$330,673	$36,761	$86,010	$111,863	$96,039
Operating lease obligations (3)	21,436	6,217	6,664	4,507	4,048
Purchase obligations (4)	203,601	188,774	5,566	4,398	4,863
Total	$555,710	$231,752	$98,240	$120,768	$104,950

_______________________________________

(1) Obligations related to the Ord and Central City plants are not included in the above table as the acquisitions of these plants occurred in July 2009.

(2) Includes current portion of long-term debt.

(3) Operating lease costs are primarily for railcars and office space.

(4) Includes forward corn purchase contracts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have $330.7 million outstanding in long-term debt as of June 30, 2009, $300.4 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $3.0 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included later as a part of this report.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our Ethanol Production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in pre-tax income resulting from hypothetical 10% adverse changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from June 30, 2009. This analysis excludes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Approximate Adverse Change to Income
Ethanol	467,752	Gallons	$72,901
Corn	170,797	Bushels	$44,605
Distillers grains	1,468	Tons (2)	$15,905
Natural gas	12,599	MMBTU	$6,426

_______________________________________

(1) Estimated volume requirements for the next 12 months, including Ord and Central City plants.

(2) Distillers grains quantities are stated on an equivalent dried ton basis.

At June 30, 2009, approximately 15% of our forecasted ethanol production during the next 12 months has been sold under fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of ethanol shown above would be reduced by approximately $11.0 million.

At June 30, 2009, approximately 17% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of corn shown above would be reduced by approximately $7.4 million.

At June 30, 2009, approximately 14% of our forecasted distillers grain production for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of distillers grains shown above would be reduced by approximately $2.1 million.

At June 30, 2009, approximately 21% of our forecasted natural gas requirements for the next 12 months have been purchased under fixed-price contracts. As a result of these positions, the effect of a 10% adverse move in the price of natural gas shown above would be reduced by approximately $1.3 million.

Agribusiness Segment

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

Fair Value	$150
Market Risk	$15

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Due to the numerous pervasive changes that occurred in the Company’s control environment as a result of the October 2008 Merger, and enhancements that were made but not yet tested during the quarter ended June 30, 2009, the Company’s Chief Executive Officer and the Chief Financial Officer were unable to conclude at the time of this evaluation that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. As discussed in further detail in our Form 10-K for the nine-month transition period ended December 31, 2008, numerous pervasive changes occurred to the Company’s internal control environment as a result of the October 2008 Merger. Enhancements have been made to the Company’s internal controls over financial reporting during the second quarter ended June 30, 2009 to address the Company’s post-merger internal control environment. Those enhancements include improved documentation of control procedures through expanded inquiry and observation. In addition, the Company implemented standardization of inventory costing and account reconciliation processes. There were no other changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our investors should consider the risks that could affect us and our business as set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the nine-month transition period ended December 31, 2008 and in Part II, Item 1A, “Risk Factors” of our report on Form 10-Q for the quarterly period ended March 31, 2009. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. As a result of our merger with VBV, IBE and EGP (the “Mergers”), we are subject to a number of risks, which have been previously disclosed, associated with the transactions contemplated by the Mergers. Investors should carefully consider the discussion of risks and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including Forward-Looking Information, which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 7, 2009. The matters voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

1. Proposal to elect four directors to serve three-year terms that expire at the 2012 annual meeting.

Nominee	For	Withheld
Jim Barry	15,729,362	10,251
Todd Becker	15,724,187	15,426
Brian Peterson	15,669,168	70,445
Alain Truer	15,686,337	53,276

2. Proposal to ratify and approve adoption of the Green Plains Renewable Energy, Inc. 2009 Equity Incentive Plan.

For:	15,652,548	Against:	86,909	Abstain:	156	Broker Non-Vote:	0

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Membership Interest Purchase Agreement by and between the Entities listed on Schedule 1 hereto, AgStar Financial Services, PCA, as Seller Agent, and Green Plains Holdings dated as of May 20, 2009
10.2	Membership Interest Purchase Agreement by and between the Entities listed on Schedule 1 hereto, AgStar Financial Services, PCA, as Seller Agent, and Green Plains Holdings dated as of May 20, 2009
10.3	Refundable Deposit and Escrow Agreement dated May 20, 2009 by and among Green Plains Holdings LLC, AgStar Financial Services, PCA, as Seller Agent and Springdale Title Company
10.4	Refundable Deposit and Escrow Agreement dated May 20, 2009 by and among Green Plains Holdings LLC, AgStar Financial Services, PCA, as Seller Agent and Springdale Title Company
10.5	Credit Agreement by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein, dated July 2, 2009
10.6	Credit Agreement by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein, dated July 2, 2009
10.7	Revolving Credit and Security Agreement by and between PNC Bank, National Association (as Lender and Agent) and Green Plains Trade Group LLC, dated July 30, 2009
31.1	Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN PLAINS RENEWABLE ENERGY, INC. (Registrant)

Date: August 10 , 2009	By:	/s/ Todd A. Becker
Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2009	By:	/s/ Jerry L. Peters
Jerry L. Peters Chief Financial Officer (Principal Financial Officer)