Form 10-KT/A
period 2008-12-31
GREEN PLAINS RENEWABLE ENERGY, INC.
filed 2009-11-06
CIK 1309402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III herein. The Company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the transition period covered by this report on Form 10-KT.

EXPLANATORY NOTE

Purpose of this Amended Transition Report on Form 10-KT/A

In response to a comment letter received from the Securities and Exchange Commission, we are filing this Amendment on Form 10-KT/A (“Amendment”) to our Transition Report on Form 10-KT for the period from April 1, 2008 to December 31, 2008 which was filed in March 2009 to (1) revise our conclusion regarding the effectiveness of our disclosure controls and procedures, along with updated officer certifications; (2) update exhibit references for those exhibits that were previously filed with the Form 10-KT filed on March 31, 2009 and are not re-filed as part of this Form 10-KT/A; (3) update the KPMG LLP independent auditors’ report stating that the audits were conducted in accordance with PCAOB standards and to only refer to the financial statements included in the Amendment; (4) include audited earnings per share information rather than pro forma unaudited weighted average shares outstanding and earnings per share; (5) present revised consolidated statements of stockholders’ equity and comprehensive income, as well as revised stockholders’ equity disclosures in the consolidated balance sheets; and (6) explain in Note 1 to the consolidated financial statements related Adjustments to Historical Financial Statements (referencing the change in presentation of stockholders’ equity vs. members’ equity).

These changes to the information included in the Amendment have no impact on the Company's operations or financial position. This Amendment does not reflect events occurring after the filing of the original Transition Report on Form 10-KT or modify or update those disclosures affected by subsequent events. This Amendment should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of our Transition Report on Form 10-KT.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

 (3)  Exhibits.   The following exhibit index lists exhibits incorporated herein by reference, filed as a part of this transition report on Form 10-KT, or furnished as part of this transition report on Form 10-KT.

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

10.34

First Amendment to Credit Agreement by and among Green Plains Grain Company LLC and First National Bank of Omaha dated July 2, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 8, 2008)

10.35

First Amendment to Revolving Credit Note by and among Green Plains Grain Company LLC and First National Bank of Omaha dated July 2, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 8, 2008)

10.36

Statused Revolving Credit Supplement dated October 3, 2008 between GPRE Shenandoah LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 10-Q filed October 10, 2008)

10.37

Amendment to the Master Loan Agreement dated October 3, 2008 between GPRE Shenandoah LLC and Farm Credit Services of America, FLCA Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 10-Q filed October 10, 2008)

10.38

Amendment to the Master Loan Agreement dated October 6, 2008 between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 10-Q filed October 10, 2008)

10.39

Construction and Revolving Term Loan Supplement entered into as of August 31, 2007 by and between Farm Credit Services of Mid-America, FCLA and Green Plains Obion LLC (fka Ethanol Grain Processors, LLC) (previously filed with the Form 10-KT filed on March 31, 2009)

10.40

Construction and Term Loan Supplement entered into as of August 31, 2007 by and between Farm Credit Services of Mid-America, FLCA and Green Plains Obion LLC (fka Ethanol Grain Processors, LLC) (previously filed with the Form 10-KT filed on March 31, 2009)

10.41

Master Loan Agreement entered into as of August 31, 2007 by and between Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC (fka Ethanol Grain Processors, LLC) (previously filed with the Form 10-KT filed on March 31, 2009)

10.42

Statused Revolving Credit Supplement entered into as of August 31, 2007 by and between Farm Credit of Mid-America, PCA and Green Plains Obion LLC (fka Ethanol Grain Processors, LLC) (previously filed with the Form 10-KT filed on March 31, 2009)

10.43

Master Loan Agreement dated as of February 27, 2007 by and among Green Plains Bluffton LLC (fka Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA (previously filed with the Form 10-KT filed on March 31, 2009)

10.44

First Supplement to Master Loan Agreement dated as of February 27, 2007 by and between Green Plains Bluffton LLC (fka Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA (previously filed with the Form 10-KT filed on March 31, 2009)

10.45

Second Supplement to Master Loan Agreement dated as of February 27, 2007 by and between Green Plains Bluffton LLC (fka Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA (previously filed with the Form 10-KT filed on March 31, 2009)

10.46	Loan Agreement between City of Bluffton, Indiana and Green Plains Bluffton LLC (fka Indian Bio-Energy, LLC) dates as of March 1, 2007 (previously filed with the Form 10-KT filed on March 31, 2009)
10.47	Indenture of Trust dated as of March 1, 2007 by and between the City of Bluffton, Indiana and U.S. Bank National Association (previously filed with the Form 10-KT filed on March 31, 2009)
10.48

Construction/Permanent Mortgage Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of February 27, 2007 by Green Plains Bluffton LLC (fka Indiana Bio-Energy, LLC) in favor of AgStar Financial Services, PCA (previously filed with the Form 10-KT filed on March 31, 2009)

10.49

Subordinate Construction/Permanent Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of March 1, 2007 between Green Plains Obion LLC (fka Indiana Bio-Energy, LLC) and U.S. Bank National Association (previously filed with the Form 10-KT filed on March 31, 2009)

10.50	Non-Statutory Stock Option Agreement between Steve Bleyl and Green Plains Renewable Energy, Inc. dated October 15, 2008 (previously filed with the Form 10-KT filed on March 31, 2009)
10.51	Non-Statutory Stock Option Agreement between Edgar Seward and Green Plains Renewable Energy, Inc. dated October 15, 2008 (previously filed with the Form 10-KT filed on March 31, 2009)
10.52	Non-Statutory Stock Option Agreement between Michael Orgas and Green Plains Renewable Energy, Inc. dated November 1, 2008 (previously filed with the Form 10-KT filed on March 31, 2009)
10.53	Non-Statutory Stock Option Agreement between Ron Gillis and Green Plains Renewable Energy, Inc. dated October 15, 2008 (previously filed with the Form 10-KT filed on March 31, 2009)
10.54	Restricted Stock Agreement between Michael Orgas and Green Plains Renewable Energy, Inc. dated November 1, 2008 (previously filed with the Form 10-KT filed on March 31, 2009)
10.55	Restricted Stock Agreement between Edgar Seward and Green Plains Renewable Energy, Inc. dated October 15, 2008 (previously filed with the Form 10-KT filed on March 31, 2009)
14.1	Code of Ethics (previously filed with the Form 10-KT filed on March 31, 2009)
21.1	Schedule of Subsidiaries (previously filed with the Form 10-KT filed on March 31, 2009)
23.1	Consent of L.L. Bradford & Company, LLC
23.2	Consent of KPMG LLP (previously filed with the Form 10-KT filed on March 31, 2009)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS RENEWABLE ENERGY, INC.

(Registrant)

Date:  November 3, 2009

By:  /s/ Todd A. Becker

Todd A. Becker

President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer and	November 3, 2009
Todd A. Becker	Director (Principal Executive Officer)

/s/ Jerry L. Peters	Chief Financial Officer (Principal Financial	November 3, 2009
Jerry L. Peters	Officer and Principal Accounting Officer)

/s/ Wayne B. Hoovestol	Chairman of the Board of Directors	November 3, 2009
Wayne B. Hoovestol

/s/ Jim Anderson	Director	November 3, 2009
Jim Anderson

/s/ Jim Barry	Director	November 3, 2009
Jim Barry

/s/ James F. Crowley	Director	November 3, 2009
James F. Crowley

/s/ Gordon F. Glade	Director	November 3, 2009
Gordon F. Glade

/s/ Gary R. Parker	Director	November 3, 2009
Gary R. Parker

/s/ Brian D. Peterson	Director	November 3, 2009
Brian D. Peterson

/s/ Alain Treuer	Director	November 3, 2009
Alain Treuer

/s/ Michael Walsh	Director	November 3, 2009
Michael Walsh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Green Plains Renewable Energy, Inc.

We have audited the accompanying consolidated balance sheet of Green Plains Renewable Energy, Inc. (formerly VBV LLC) (the “Company”) as of December 31, 2008, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the nine-month transition period ended December 31, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ L.L. Bradford & Company, LLC

March 26, 2009

Las Vegas, Nevada

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Green Plains Renewable Energy, Inc.:

We have audited the accompanying consolidated balance sheet of VBV LLC and subsidiaries (a development stage company) (predecessor of Green Plains Renewable Energy, Inc.) (the Company) as of March 31, 2008, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows of VBV LLC and subsidiaries for the year ended March 31, 2008 and for the period from September 28, 2006 (date of inception) to March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VBV LLC and subsidiaries (a development stage company) as of March 31, 2008, and the results of their operations and their cash flows for the period then ended and for the period from September 28, 2006 (date of inception) to March 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated statements of cash flows for the year ended March 31, 2008 and for the period from September 28, 2006 (date of inception) to March 31, 2007 have been restated, as discussed in note 2.

/s/ KPMG LLP

Chicago, Illinois

June 20, 2008, except as to note 2,

which is as of August 1, 2008, and the

historical financial statement

adjustment information that resulted

from the merger as described in note 1,

which is as of November 6, 2009

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2008	March 31, 2008
ASSETS

Current assets
Cash and cash equivalents	$64,839	$538
Short-term investments	-	894
Accounts receivable, net of allowances of $174 and $0, and including
amounts from related parties of $2,177 and $0, respectively	54,306	-
Inventories	47,033	-
Prepaid expenses	13,341	3,853
Deposits	10,385	-
Derivative financial instruments and other	3,065	-
Total current assets	192,969	5,285

Property and equipment, net	495,772	241,162
Restricted cash	-	4,224
Investment in unconsolidated subsidiaries	1,377	-
Financing costs and other	2,948	3,504
Total assets	$693,066	$254,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable, including amounts to related parties
of $9,824 and $9,267, respectively	$61,711	$10,038
Accrued liabilities, including amounts to related parties
of $0 and $13,501, respectively	14,595	14,974
Derivative financial instruments	4,538	-
Current maturities of long-term debt	27,405	1,843
Total current liabilities	108,249	26,856

Long-term debt	299,011	80,711
Other liabilities	5,821	-
Total liabilities	413,081	107,567

Minority interest	296	38,622

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
24,659,250 shares issued and outstanding at December 31, 2008	25	7
Additional paid-in capital	290,421	111,541
Retained earnings (accumulated deficit)	(10,459)	(3,562)
Accumulated other comprehensive loss	(298)	-
Total stockholders’ equity	279,689	107,986
Total liabilities and stockholders’ equity	$693,066	$254,175

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Nine-Month Transition Period Ended December 31, 2008	Nine-Month Comparative Period Ended December 31, 2007	Year Ended March 31, 2008	Period from September 28, 2006 (Date of Inception) to March 31, 2007
		(Unaudited)
Revenues
Ethanol	$108,960	$-	$-	$-
Grain	32,766	-	-	-
Agronomy products	14,966	-	-	-
Distillers grains	28,316	-	-	-
Other	3,750	-	-	-
Total revenues	188,758	-	-	-
Cost of goods sold	175,444	-	-	-
Gross profit	13,314	-	-	-
Operating expenses	18,467	3,463	5,423	1,421
Operating income (loss)	(5,153)	(3,463)	(5,423)	(1,421)

Other income (expense)
Interest income	150	1,473	1,415	1,348
Interest expense, net of
amounts capitalized	(3,933)	-	-	-
Other, net	887	6	8	3
Total other income (expense)	(2,896)	1,479	1,423	1,351

Income (loss) before income taxes
and minority interests	(8,049)	(1,984)	(4,000)	(70)
Income tax provision (benefit)	-	-	-	-
Minority interests in losses of
consolidated subsidiaries	1,152	251	480	28

Net income (loss)	$(6,897)	$(1,733)	$(3,520)	$(42)

Earnings per share:
Basic	$(0.56)	$(0.23)	$(0.47)	$(0.01)
Diluted	$(0.56)	$(0.23)	$(0.47)	$(0.01)

Weighted average shares outstanding:
Basic	12,366	7,498	7,498	7,498
Diluted	12,366	7,498	7,498	7,498

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, September 28, 2006
(date of inception)	-	$-	$-	$-	$-	$-
Net loss	-	-	-	(42)	-	(42)
Capital contributions	7,498	7	108,141	-	-	108,148
Costs of raising capital	-	-	75	-	-	75
Stock-based compensation	-	-	342	-	-	342

Balance, March 31, 2007	7,498	7	108,558	(42)	-	108,523
Net loss	-	-	-	(3,520)	-	(3,520)
Capital contributions	-	-	2,474	-	-	2,474
Stock-based compensation	-	-	509	-	-	509

Balance, March 31, 2008	7,498	7	111,541	(3,562)	-	107,986

Net loss	-	-	-	(6,897)	-	(6,897)
Unrealized loss on derivatives	-	-	-	-	(298)	(298)
Total comprehensive loss						(7,195)

Merger-related equity transactions
Historical Green Plains shares	7,822	8	78,212	-	-	78,220
Shares issued for EGP	2,302	3	23,022	-	-	23,025
Shares issued for IBE	1,071	1	10,709	-	-	10,710
Other	(34)	-	(4)	-	-	(4)
Investment by related party	6,000	6	59,994	-	-	60,000
Capital contributions	-	-	4,484	-	-	4,484
Stock-based compensation	-	-	2,463	-	-	2,463

Balance, December 31, 2008	24,659	$25	$290,421	$(10,459)	$(298)	$279,689

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

Adjustments to Historical Financial Statements

The historical consolidated financial statements reflect the impact of the change in capital structure that resulted from the Merger as if that capital structure was in place as of September 28, 2006 (date of inception) and for all subsequent periods presented. Accordingly, the accompanying consolidated balance sheet as of March 31, 2008, and the accompanying consolidated statements of stockholders’ equity and comprehensive income for the year ended March 31, 2008 and for the period from September 28, 2006 (date of inception) to March 31, 2007 have been adjusted to reflect the current capital structure of the Company. In financial statements published prior to the Merger, references to the previous capital structure were to members’ capital rather than stockholders’ equity.

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