Form 10-Q
period 2009-09-30
GREEN PLAINS RENEWABLE ENERGY, INC.
filed 2009-11-10
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of November 2, 2009 was 24,964,389 shares.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$69,101	$64,894
Accounts receivable, net of allowances of $401 and $174, and including
amounts from related parties of $3,107 and $2,177, respectively	57,443	54,306
Inventories	51,204	47,033
Prepaid expenses and other	5,876	13,069
Deposits	11,364	12,752
Derivative financial instruments	3,683	970
Total current assets	198,671	193,024

Property and equipment, net	604,268	495,772
Investment in unconsolidated subsidiaries	1,229	1,377
Goodwill	5,338	-
Financing costs and other, net	12,831	2,948
Total assets	$822,337	$693,121

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable, including amounts to related parties
of $1,321 and $9,824, respectively	$41,637	$61,766
Accrued liabilities	12,347	14,595
Unearned revenue	13,278	-
Derivative financial instruments	7,090	4,538
Current maturities of long-term debt	57,177	27,405
Total current liabilities	131,529	108,304

Long-term debt	400,097	299,011
Other liabilities	5,221	5,821
Total liabilities	536,847	413,136

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
24,954,639 and 24,659,250 shares issued and outstanding, respectively	25	25
Additional paid-in capital	291,412	290,421
Accumulated deficit	(13,719)	(10,459)
Accumulated other comprehensive loss	(255)	(298)
Total Green Plains stockholders' equity	277,463	279,689
Noncontrolling interests	8,027	296
Total stockholders' equity	285,490	279,985
Total liabilities and stockholders' equity	$822,337	$693,121

See accompanying notes to the condensed consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues
Ethanol	$286,845	$4,854	$654,810	$5,113
Distillers grains	41,762	424	110,853	424
Grain	22,373	-	61,058	-
Agronomy products	5,732	-	30,701	-
Other	5,011	-	10,038	-
Total revenues	361,723	5,278	867,460	5,537
Cost of goods sold	340,321	7,381	829,296	7,546
Gross profit	21,402	(2,103)	38,164	(2,009)
Selling, general and administrative expenses	10,648	2,562	30,413	5,976
Operating income (loss)	10,754	(4,665)	7,751	(7,985)

Other income (expense)
Interest income	18	16	145	29
Interest expense, net of amounts capitalized	(5,657)	(51)	(12,001)	(119)
Other, net	245	101	752	98
Total other income (expense)	(5,394)	66	(11,104)	8

Income (loss) before income taxes	5,360	(4,599)	(3,353)	(7,977)
Income tax provision (benefit)	(189)	-	(189)	-
Net income (loss)	5,549	(4,599)	(3,164)	(7,977)
Net (income) loss attributable to noncontrolling interests	(95)	723	(96)	1,143
Net income (loss) attributable to Green Plains	$5,454	$(3,876)	$(3,260)	$(6,834)

Earnings (loss) per share:
Income attributable to Green Plains stockholders - basic	$0.22	$(0.52)	$(0.13)	$(0.91)
Income attributable to Green Plains stockholders - diluted	$0.22	$(0.52)	$(0.13)	$(0.91)

Weighted average shares outstanding:
Basic	24,955	7,498	24,921	7,498
Diluted	24,995	7,498	24,921	7,498

See accompanying notes to the condensed consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,164)	$(7,977)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	21,262	50
Unrealized gains on derivative financial instruments	(5)	(1,404)
Stock-based compensation expense	695	277
Allowance for doubtful accounts	401	-
Changes in operating assets and liabilities:
Accounts receivable	347	-
Inventories	(2,618)	(13,412)
Deposits	1,388	-
Derivative financial instruments	51	1,404
Prepaid expenses and other assets	8,063	(9,144)
Accounts payable and accrued liabilities	(26,727)	10,507
Unearned revenues	13,278	-
Other	(1,174)	-
Net cash provided (used) by operating activities	11,797	(19,699)

Cash flows from investing activities:
Purchases of property and equipment	(7,818)	(115,207)
Acquisition of business, net of cash acquired	(3,720)	-
Withdrawal of restricted cash	-	2,701
Other	(108)	(32)
Net cash used by investing activities	(11,646)	(112,538)

Cash flows from financing activities:
Proceeds from the issuance of debt	283,002	-
Payments of principal on long-term debt	(277,035)	-
Proceeds from notes payable	-	133,199
Proceeds from exercises of stock options	33	-
Capital contributions	-	4,959
Payments of loan fees	(1,944)	(1,762)
Net cash provided by financing activities	4,056	136,396

Net change in cash and equivalents	4,207	4,159
Cash and cash equivalents, beginning of period	64,894	1,774
Cash and cash equivalents, end of period	$69,101	$5,933

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Nine Months Ended
	September 30,
	2009	2008

Supplemental disclosures of cash flow:
Cash paid for income taxes	$-	$-
Cash paid for interest	$10,546	$61

Noncash additions to property and equipment:
Property and equipment acquired in acquisitions	$121,992	$-
Capital lease obligations incurred for equipment	852	302
Total noncash additions to property and equipment	$122,844	$302

Supplemental noncash investing and financing activities:
Assets acquired in acquisitions	$140,325	$-
Less: liabilities assumed	(8,215)	-
Total noncash investing and financing activities	$132,110	$-

See accompanying notes to the condensed consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References to the Company

References to “we,” “us,” “our,” “Green Plains” or the “Company” in the condensed consolidated financial statements and in these notes to the condensed consolidated financial statements refer to Green Plains Renewable Energy, Inc., an Iowa corporation, and its subsidiaries.

Reverse Acquisition Accounting

VBV LLC (“VBV”) and its subsidiaries became wholly-owned subsidiaries of Green Plains Renewable Energy, Inc. pursuant to a merger on October 15, 2008. Under the purchase method of accounting in a business combination effected through an exchange of equity interests, the entity that issues the equity interests is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interests. The Company considered the facts and circumstances surrounding the business combination, including the relative ownership and control of the entity by each of the parties subsequent to the merger. Based on a review of these factors, the October 2008 merger with VBV (the “Merger”) was accounted for as a reverse acquisition (i.e., Green Plains was considered the acquired company and VBV was considered the acquiring company).

As a result, Green Plains’ assets and liabilities as of October 15, 2008, the date of the Merger closing, have been incorporated into VBV’s balance sheet based on the fair values of the net assets acquired, which equaled the consideration paid for the acquisition. In addition, the Company allocated the acquisition consideration to individual assets and liabilities including tangible assets and financial assets. Further, the Company’s operating results (post-Merger) include VBV’s operating results prior to the date of closing and the results of the combined entity following the closing of the Merger. Although VBV was considered the acquiring entity for accounting purposes, the Merger was structured so that VBV became a wholly-owned subsidiary of Green Plains Renewable Energy, Inc.

Change in Fiscal Year End

Effective April 1, 2008, to more closely align our year end with that of the majority of our peer group, we changed our year end to December 31 (from VBV’s fiscal year end of March 31).

Condensed Consolidated Financial Statements

In the consolidated financial statements and the notes thereto, all references to the three and nine months ended September 30, 2008 are related to VBV and its subsidiaries as the predecessor company pursuant to reverse acquisition accounting rules. Although pre-merger Green Plains had been producing ethanol since August 2007, under reverse acquisition accounting rules, the merged Company’s consolidated financial statements reflect VBV’s results as a development stage company (from inception on September 28, 2006 until September 2008) and as an operating company since September 2008. Accordingly, the Company’s comparative operating results (post-Merger) include the operating results of VBV and its subsidiaries prior to the date of the Merger and the results of the combined entity following the closing of the Merger.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the current quarter presentation.

The accompanying consolidated balance sheet as of December 31, 2008, which has been derived from our audited consolidated financial statements as filed in our annual report for the transition period then ended and the unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to those rules and regulations. The condensed consolidated financial statements at September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the consolidated financial position, results of operations and cash flows for the interim periods. The results of the interim periods are not necessarily indicative of the results for the full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Form 10-KT and any amendments thereto as filed with the SEC and notes thereto and risk factors contained therein for the nine-month transition period ended December 31, 2008.

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

VBV was formed in September 2006 to capitalize on biofuels opportunities available within the United States. The goal was to create a company in the ethanol business with an integrated network combining production, distribution and marketing. VBV purchased controlling interest in two development stage ethanol plants: Indiana Bio-Energy, LLC, now known as Green Plains Bluffton LLC, and Ethanol Grain Processors, LLC, now known as Green Plains Obion LLC. Both plants were designed as dry mill, natural gas fired ethanol plants.

To add shareholder value, Green Plains expanded its business operations beyond ethanol production to integrate a full-service grain and agronomy business, ethanol marketing services and terminal and distribution assets. As discussed above, under reverse acquisition accounting rules, VBV was considered the acquiring company in the October 2008 Merger.

Ethanol Production Segment

Operations commenced at our Shenandoah, IA plant in August 2007, and at our Superior, IA plant in July 2008. Each of these ethanol plants has expected production capacity of 55 million gallons per year (“mmgy”). In September 2008 and November 2008, respectively, the Bluffton, IN and Obion, TN facilities commenced ethanol production activities, each with expected production capacity of 110 mmgy. Operations commenced at our Ord, NE and Central City, NE plants during July 2009 adding 50 and 100 mmgy of expected production capacity. At full capacity, the combined expected ethanol production of our six facilities is 480 million gallons per year. Processing at full capacity will consume approximately 175 million bushels of corn and produce approximately 1.5 million tons of distillers grains.

Marketing and Distribution Segment

The Company has an in-house fee based marketing business, Green Plains Trade Group LLC (“Green Plains Trade”), a wholly-owned subsidiary of the Company. Green Plains Trade is now responsible for the sales, marketing and distribution of all ethanol produced at our six production facilities. Green Plains Trade also provides ethanol marketing services to other producers in the ethanol industry. We have entered into several ethanol marketing agreements with third parties, including a new agreement entered into during the third quarter of 2009. Pursuant to such agreements, the Company has agreed to market substantially all of the ethanol that is expected to be produced by such parties for the term of each contract. Annual production from these third-party plants is now expected to be approximately 360 mmgy. Our plan is to continue to expand our third-party ethanol marketing operations.

In January 2009, the Company acquired majority interest in Blendstar LLC, a Houston-based biofuel terminal operator with six facilities operating in five states. Green Plains owns 51% of Blendstar (see Note 4 – Acquisition for further discussion related to this acquisition).

Agribusiness Segment

In April 2008, Green Plains acquired Great Lakes Cooperative, a full-service cooperative that specializes in grain, agronomy, feed and petroleum products with seven locations in northwestern Iowa. Now known as Green Plains Grain Company LLC (“Green Plains Grain”), this business complements the ethanol plants in its grain handling and marketing, as well as grain procurement required in ethanol processing.

Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured.

Previously, the Company sold ethanol and distillers grains in-house and via independent marketers. These independent marketers were our customers for purposes of revenue recognition. Specifically, Green Plains Superior LLC, Green Plains Bluffton and Green Plains Obion each had contracted with independent marketers to purchase all of their ethanol production. These independent marketers were responsible for subsequent sales, marketing, and shipping of the ethanol and distillers grains. Accordingly, once the ethanol or distillers grains were loaded into rail cars and bills of lading were generated, the criteria for revenue recognition were considered to be satisfied and sales were recorded. The agreements with these independent marketers terminated in January 2009 and February 2009.

Green Plains Trade is now responsible for the sales, marketing and distribution of all ethanol produced at the Company’s six production facilities. For sales of ethanol and distillers grains by Green Plains Trade, revenue is recognized when title to the product and risk of loss transfer to an external customer. Unearned revenue is reflected on our consolidated balance sheet for goods in transit for which title has not transferred to the external customer. Intercompany revenues are eliminated on a consolidated basis for reporting purposes.

Revenues related to our marketing operations for third parties are recorded on a gross basis in the consolidated financial statements, as Green Plains Trade takes title to the product and assumes risk of loss. For distillers grains sold to local farmers, bills of lading are generated and signed by the driver for outgoing shipments, at which time sales are recorded. Revenues from Blendstar, which offers ethanol transload and splash blending services, are recognized as these services are rendered.

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

We use exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on our agribusiness grain inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices. Commodity inventories, forward purchase contracts and forward sale contracts are valued at market prices, where available, or other market quotes adjusted for differences, primarily transportation, between the exchange-traded market and the local markets on which the terms of the contracts are based. Changes in the market value of grain inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts, are recognized in earnings as a component of cost of goods sold. These contracts are predominantly settled in cash. We are exposed to loss in the event of non-performance by the counter-party to forward purchase and forward sales contracts.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends certain concepts related to consolidation of variable interest entities. SFAS No. 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. SFAS No. 167 is effective for interim and annual periods beginning after November 15, 2009. We are analyzing the effect of adoption of SFAS No. 167.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140,” that relates to accounting for transfers of financial assets. SFAS No. 166 improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities, including removing the concept of qualified special purpose entities. SFAS No. 166 is effective for interim and annual reporting periods that begin after November 15, 2009. SFAS No. 166 must be applied to transfers occurring on or after the effective date. We are still analyzing the effects of adoption of SFAS No. 166.

In June 2009, the FASB issued FASB Accounting Standards Update (“ASU”) 2009-01 “Topic 105 – Generally Accepted Accounting Principles amendments based on the Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASU 2009-01 establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on our financial statements.

In August, 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” which amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall.” ASU 2009-05 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. The Company adopted ASU 2009-05 during the quarter ended September 30, 2009, and its application had no impact on the Company’s consolidated financial statements.

In October, 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” which amends Subtopic 605-25. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements and enables companies to account for products or services (deliverables) separately as opposed to a combined unit. ASU 2009-13 is effective for fiscal year ends beginning on or after June 15, 2010. The Company does not expect ASU 2009-13 to have a material impact on our financial statements or disclosures.

2. FAIR VALUE DISCLOSURES

The following methods and assumptions were used in estimating the fair value of the Company’s financial instruments:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 1 assets and liabilities include cash and cash equivalents, deposits on margin accounts and exchange-traded derivative contracts.

Level 2 – Inputs other than quoted prices included within Level 1 - directly or indirectly observable inputs such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and other inputs that are observable or can be substantially corroborated by observable market data by correlation or other means. Level 2 assets and liabilities include commodity inventories and contracts.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities. The Company currently does not have any Level 3 financial instruments.

The following table sets forth the Company’s assets and liabilities by level that were accounted for at fair value as of September 30, 2009 (in thousands):

	Fair Value Measurements at September 30, 2009
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets
Cash and cash equivalents	$69,101	$-	$69,101
Margin deposits	3,055	-	3,055
Inventories carried at market	-	3,044	3,044
Unrealized gains on derivatives	3,153	561	3,714
Total assets measured at fair value	$75,309	$3,605	$78,914

Liabilities
Unrealized losses on derivatives	$610	$6,666	$7,276
Interest rate swap	-	246	246
Total liabilities measured at fair value	$610	$6,912	$7,522

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

4. ACQUISITIONS

Acquisition of Blendstar LLC

On January 1, 2009, the Company acquired majority interest in Blendstar LLC, a biofuel terminal operator. The transaction involved a membership interest purchase whereby Green Plains acquired 51% of Blendstar from Bioverda U.S. Holdings LLC, an affiliate of NTR, for $8.9 million. The purchase price is comprised of a $7.5 million January 2009 payment and the assumption of a liability to the former owners of this 51% interest, payable in three annual installments of $0.5 million, beginning in July 2009. These future annual payments were recorded in debt at a present value of $1.4 million. The fair value of the noncontrolling interest was based on an equivalent unit price after consideration of a control premium of approximately $900,000.

Preliminary amounts of identifiable assets acquired and liabilities assumed (in thousands)

Current assets	$5,682
Property and equipment, net	7,437
Other noncurrent assets	3,136

Current liabilities	(4,849)

Total identifiable net assets	11,406

Noncontrolling interest in Blendstar	(7,891)
Goodwill	5,338

Purchase price paid	$8,853

The amounts above are preliminary purchase price allocations. Upon completion of the final appraisal, the recorded asset and liability amounts will be finalized. We expect the finalization of the purchase price allocation to occur during the fourth quarter of 2009.

The acquisition of Blendstar is a strategic investment within the ethanol value chain. Blendstar operates terminal facilities in Oklahoma City, OK, Little Rock, AR, Nashville, TN, Knoxville, TN, Louisville, KY and Birmingham, AL and has announced commitments to build terminals in two additional cities (Collins, MS and Bossier City, LA). Blendstar facilities currently have splash blending and full-load terminal throughput capacity of over 200 million gallons per year. Blendstar’s operations are included in the Marketing and Distribution segment.

Acquisitions of Ord and Central City Ethanol Plants

On July 2, 2009, the Company, pursuant to two Membership Interest Purchase Agreements (“the Purchase Agreements”) with AgStar Financial Services as Seller agent, and certain other entities (the “Sellers”), acquired all of the membership interests in RBF Acquisition VI, LLC (“RBF VI”) and RBF Acquisition II, LLC (“RBF II), two limited liability companies that own ethanol plants in Ord, NE and Central City, NE, respectively from a lender group led by Ag Star (the “Lenders”). RBF VI and RBF II were renamed at closing to Green Plains Ord LLC and Green Plains Central City LLC, respectively. The results of Green Plains Ord and Green Plains Central City’s operations have been included in the consolidated financial statements since July 2, 2009.

Pursuant to the terms of the respective Purchase Agreements, the Company acquired the membership interests of RBF VI for a purchase price of $36.5 million and the membership interests of RBF II for a purchase price of $84.2 million. The Lenders provided debt financing to fund the purchase and $16.0 million in seasonal revolving loans to provide working capital for the plants. The Ord and Central City facilities have annual expected operating capacities of 50 million and 100 million gallons, respectively. These facilities, which are a part of our Ethanol Production segment, were acquired to add to the Company’s overall ethanol and distillers grain production.

Preliminary amounts of identifiable assets acquired and liabilities assumed (in thousands)
	Green Plains Ord	Green Plains Central City
Current assets	$1,956	$2,982
Property and equipment, net	35,222	79,333
Other noncurrent assets	1,189	3,388

Current liabilities	(1,851)	(1,515)

Total identifiable net assets
(purchase price paid)	$36,516	$84,188

The amounts above are preliminary purchase price allocations. Upon completion of the final appraisal, which we do not believe will materially impact the preliminary amounts shown above, the recorded asset and liability amounts will be finalized. We expect the finalization of the purchase price allocation to occur during the fourth quarter of 2009.

Since the acquisition date, Green Plains Ord has had $15.9 million in revenue and $1.1 million in net income and Green Plains Central City has had $27.1 million in revenue and $2.8 million in net income. It is impracticable for the Company to present supplemental pro forma information related to the acquisitions of Green Plains Central City and Green Plains Ord. These ethanol production facilities were part of a larger consolidated company before their acquisition by the Sellers in early 2009. From the date of the acquisition by the Sellers to the date of our acquisition in July 2009 the plants were not operating and generated no revenue or income. The predecessor owner did not maintain separate financial statements for these two facilities, and any attempt by us to present pro forma information (revenue and earnings on a pro forma combined basis for the nine months ended September 30, 2008 and 2009) would be based on speculative historical results for those facilities rather than actual operating results.

5. SEGMENT INFORMATION

The Company’s management reviews our operations in three separate operating segments. These segments are: (1) production of ethanol and related co-products (which we collectively refer to as “Ethanol Production”), (2) grain warehousing and marketing, as well as sales and related services of agronomy and petroleum products (which we collectively refer to as “Agribusiness”), and (3) marketing and distribution of Company-produced and third-party ethanol and distillers grains (which we refer to as “Marketing and Distribution”). Corporate operating expenses, primarily consisting of compensation, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as “corporate activities.”

During the normal course of business, our segments enter into transactions with one another. Examples of these intersegment transactions include, but are not limited to, Ethanol Production segment selling ethanol to the Marketing and Distribution segment and the Agribusiness segment selling grain to the Ethanol Production segment. These intersegment activities are recorded by each segment at prices approximating market and treated as if they are third-party transactions. Consequently, these transactions impact segment performance. However, revenues and corresponding costs are eliminated in consolidation, and do not impact consolidated results.

The following are revenues, gross profit and operating income (loss) for our operating segments for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Ethanol Production	$205,808	$424	$495,365	$424
Agribusiness	44,579	-	149,547	-
Marketing and Distribution	317,915	4,854	727,477	5,113
Intersegment eliminations	(206,579)	-	(504,929)	-
	$361,723	$5,278	$867,460	$5,537

Gross profit:
Ethanol Production	$16,131	$(1,817)	$18,034	$(1,817)
Agribusiness	1,876	-	11,965	-
Marketing and Distribution	3,389	(286)	8,071	(192)
Intersegment eliminations	6	-	94	-
	$21,402	$(2,103)	$38,164	$(2,009)

Operating income (loss):
Ethanol Production	$13,509	$(2,717)	$11,782	$(3,327)
Agribusiness	(1,093)	-	3,062	-
Marketing and Distribution	1,204	(286)	1,237	(192)
Intersegment eliminations	6	-	94	-
Corporate activities	(2,872)	(1,662)	(8,424)	(4,466)
	$10,754	$(4,665)	$7,751	$(7,985)

	September 30, 2009	December 31, 2008

Total assets:
Ethanol Production	$682,200	$537,843
Agribusiness	59,140	77,384
Marketing and Distribution	61,314	33,867
Corporate assets	20,238	48,128
Intersegement eliminations	(555)	(4,156)
	$822,337	$693,066

In June 2008, VBV established a marketing and distribution business unit whereby VBV purchased, sold and marketed ethanol. In September 2008, Green Plains Bluffton commenced operations; results are reflected in the Ethanol Production segment above.

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

6. INVENTORIES

The components of inventories are as follows (in thousands):

	September 30, 2009	December 31, 2008

Petroleum & agronomy items held for sale (1)	$10,552	$15,925
Grain held for sale (2)	3,044	10,574
Raw materials	14,160	9,503
Work-in-process	5,336	7,371
Finished goods	15,659	2,171
Supplies and parts	2,453	1,489
	$51,204	$47,033

(1)	Fertilizer is carried at lower of cost or market.
(2)	Readily marketable inventories at fair value are agricultural commodities inventories that are convertible to cash due to their commodity characteristics and widely available markets.

7. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	September 30, 2009	December 31, 2008

Construction-in-progress	$4,511	$1,895
Plant, buildings and improvements	84,425	120,962
Plant equipment	480,443	331,189
Land and improvements	35,115	27,305
Railroad track and equipment	25,785	21,843
Computer and software	2,468	1,660
Office furniture and equipment	864	576
Leasehold improvements and other	955	14
Total property and equipment	634,566	505,444
Less: accumulated depreciation	(30,298)	(9,672)
Property and equipment, net	$604,268	$495,772

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

The Company evaluates our contracts to determine whether the contracts are derivatives as defined under GAAP, as certain derivative contracts that involve physical delivery may be exempted from derivative treatment as normal purchases or normal sales. Commodity forward contracts generally qualify for the normal purchase or sales exception under financial derivative accounting guidance and are therefore not subject to its provisions as the related commodity will be expected to be used or sold over a reasonable period in the normal course of business. Derivative contracts that do not meet the normal purchase or sales criteria are recorded at fair value with the corresponding gains and losses recorded in operating income unless the contracts qualify for hedge accounting treatment. The Company does not classify any commodity derivative contracts as hedging contracts. These derivative financial instruments are recognized in other current assets or liabilities at fair value. The financial statement locations of derivatives are as follows (in thousands):

Derivative Instruments	Asset Derivatives		Liability Derivatives
Consolidated Balance Sheet Location	Fair Value at		Fair Value at
Condensed Consolidated Balance Sheet Location	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008

Inventory	$-	$2,752	$-	$-
Derivative financial instruments (current assets)	3,683	(180)	-	-
Financing costs and other	32	-	-	-
Derivative financial instruments (current liabilities)	-	-	7,090	4,538
Other liabilities	-	-	186	-
Total	$3,715	$2,572	$7,276	$4,538

Derivative Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Consolidated Statements of Operations Location	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$754	$-	$(6,581)	$-
Cost of goods sold	11,169	1,286	6,427	1,286
Net amount recognized in earnings	$11,923	$1,286	$(154)	$1,286

The table below summarizes the volumes of open commodity derivative positions as of September 30, 2009 (in thousands):

	September 30, 2009
Derivative Instruments	Exchange Traded	Non-Exchange Traded
	Net Long & (Short) (1)	Long (2)	(Short) (2)	Unit of Measure

Futures	(5,095)			Bushels
Futures	(3,320)			Gallons
Options	10,625			Bushels
Options	(249)			Gallons
Forwards		8,808	(2,349)	Bushels
Forwards		1,696	(1,406)	Gallons
Forwards		18	(11)	Tons

(1) Exchange traded futures and options are presented on a net long and (short) position basis.
(2) Non-exchange traded forwards are presented on a gross long and (short) position basis.

Certain energy trading contracts are presented net on the condensed consolidated statements of operations. For the nine months ended September 30, 2009 gross sales and cost of goods sold under such contracts were $114.1 million and $109.5 million, respectively. For the three months ended September 30, 2009 gross sales and cost of goods sold under such contracts were $12.3 million and $12.8, respectively.

9. LONG-TERM DEBT AND LINES OF CREDIT

The components of long-term debt are as follows (in thousands):

	September 30, 2009	December 30, 2008
Green Plains Bluffton:
Term loan	$64,750	$70,000
Revolving term loan	19,376	18,715
Revenue bond	22,000	22,000
Economic development grant	-	500
Green Plains Central City:
Term loan	55,000	-
Revolving term loan	30,500	-
Revolver	10,658	-
Capital lease	301	-
Green Plains Obion:
Term loan	55,200	60,000
Revolving term loan	36,200	30,839
Revolver	2,600	-
Note payable	169	714
Capital lease	762	748
Economic development loan	-	1,000
Economic development grant	1,625	1,700
Green Plains Ord:
Term loan	25,000	-
Revolving term loan	13,000	-
Revolver	3,930	-
Green Plains Shenandoah:
Term loan	20,800	23,200
Revolving term loan	17,000	17,000
Revolver	4,300	3,300
Economic development loan	120	165
Green Plains Superior:
Term loan	33,125	35,875
Revolving term loan	10,000	10,000
Capital lease	293	-
Green Plains Grain:
Term loan	7,650	8,325
Revolving term loan	8,130	20,000
Equipment financing loans	1,388	1,517
Green Plains Trade:
Revolving term loan	10,439	-
Other	2,958	818
Total debt	457,274	326,416
Less: current portion	(57,177)	(27,405)
Long-term debt	$400,097	$299,011

Scheduled long-term debt repayments are as follows (in thousands):

Year Ending December 31,	Amount
2009	$14,160
2010	50,209
2011	36,869
2012	40,356
2013	98,078
Thereafter	217,602
Total	$457,274

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

Ethanol Production Segment

Each of our Ethanol Production segment subsidiaries has credit facilities with lender groups that provided for term and revolving term loans to finance construction and operation of the production facilities. The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term facility (individually and collectively, the “Green Plains Bluffton Loan Agreement”). The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term facility as well as a statused revolving credit supplement (revolver) of up to $11.0 million (individually and collectively, the “Green Plains Central City Loan Agreement”). The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan, a revolving term loan of $37.4 million and a statused revolving credit supplement (revolver) of up to $2.6 million (individually and collectively, the “Green Plains Obion Loan Agreement”). The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term facility as well as a statused revolving credit supplement (revolver) of up to $5.0 million (individually and collectively, the “Green Plains Ord Loan Agreement”). The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan, a $17.0 million revolving term facility, and a statused revolving credit supplement (revolver) of up to $4.3 million (individually and collectively, the “Green Plains Shenandoah Loan Agreement”). The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term facility (individually and collectively, the “Green Plains Superior Loan Agreement”).

Loan Repayment Terms

•

Term Loans – The term loans were available for advances until construction for each of the plants was completed.

o

Scheduled principal payments (plus interest) are as follows:

▪

Green Plains Bluffton

 $0.583 million per month

▪

Green Plains Obion

 $2.4 million per quarter

▪

Green Plains Shenandoah

 $1.2 million per quarter

▪

Green Plains Superior

 $1.375 million per quarter

o

Scheduled monthly principal payments (plus interest) for Green Plains Central City of $0.6 million and Green Plains Ord of $0.3 do not begin until June 2011.

o

Final maturity dates (at the latest) are as follows:

▪

Green Plains Bluffton

 December 31, 2013

▪

Green Plains Central City

 July 1, 2016

▪

Green Plains Obion

 May 20, 2015

▪

Green Plains Ord

 July 1, 2016

▪

Green Plains Shenandoah

 May 20, 2014

▪

Green Plains Superior

 July 20, 2015

o

Each term loan has a provision that requires the Company to make annual special payments equal to a percentage ranging from 50% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations, generally provided, however, that if such payment would result in a covenant default under the respective loan agreements, the amount of the payment shall be reduced to an amount which would not result in a covenant default.

o

As of September 30, 2009, free cash flow payments are discontinued when the aggregate of such future payments meets the following amounts:

▪

Green Plains Bluffton

 $16.0 million

▪

Green Plains Central City

 $2.8 million

▪

Green Plains Obion

 $18.0 million

▪

Green Plains Ord

 $1.2 million

▪

Green Plains Shenandoah

 $6.0 million

▪

Green Plains Superior

 $10.0 million

•

Revolving Term Loans – The revolving term loans are generally available for advances throughout the life of the commitment. Allowable advances under the Green Plains Shenandoah Loan Agreement are reduced by $2.4 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than November 1, 2014. Allowable advances under the Green Plains Superior Loan Agreement are reduced by $2.5 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than July 1, 2015. Interest-only payments are due each month on all revolving term loans until the final maturity date for the Green Plains Bluffton, Green Plains Shenandoah, and Green Plains Superior Loan Agreements. The Green Plains Obion Loan Agreement requires additional semi-annual payments of $4.675 million beginning November 1, 2015. Beginning January 1, 2010, the Green Plains Central City and Green Plains Ord Loan Agreements require interest-only payments due each month on the revolving term loans until the final maturity date.

o

Final maturity dates (at the latest) are as follows:

▪

Green Plains Bluffton

 December 31, 2013

▪

Green Plains Central City

 July 1, 2016

▪

Green Plains Obion

 May 1, 2019

▪

Green Plains Ord

 July 1, 2016

▪

Green Plains Shenandoah

 November 1, 2017

▪

Green Plains Superior

 July 1, 2017

•

Revolvers – The revolvers at Green Plains Central City, Green Plains Obion, Green Plains Ord and Green Plains Shenandoah support the working capital needs of the respective facilities. The revolvers are subject to borrowing base requirements ranging from 60% to 85% of eligible inventory and receivables.

o

Maturity dates are as follows:

▪

Green Plains Central City

 July 1, 2011

▪

Green Plains Obion

 October 1, 2010

▪

Green Plains Ord

 July 1, 2011

▪

Green Plains Shenandoah

 December 1, 2009

Pricing and Fees

•

The loans bear interest at either the Agent Base Rate (prime) plus from 0.0% to 1.0% or short-term fixed rates at LIBOR plus 1.5% to 4.35% (each based on a ratio of total equity to total assets). Some have established a floor on the underlying LIBOR index. In some cases, the lender may allow us to elect to pay interest at a fixed interest rate to be determined.

•

Certain loans were charged an application fee and have an annual recurring administrative fee.

•

Unused commitment fees, when charged, range from 0.25% to 0.75%.

•

Origination and other fees have been recorded in financing costs in the condensed consolidated balance sheets.

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

Representations, Warranties and Covenants

The loan agreements contain representations, warranties, conditions precedent, affirmative covenants (including financial covenants) and negative covenants including:

•

Maintenance of working capital as follows:

o

Green Plains Bluffton

$10.0 million (increasing to $12.0 million on December 31, 2009) working capital plus unused portion of revolver.

o

Green Plains Central City

$10.0 million combined working capital plus current maturities of long-term Green Plains

Orddebt and unused portion of revolver.

o

Green Plains Obion

$5.4 million (increasing to $9.0 million on April 30, 2010) working capital plus unused portion of revolver.

o

Green Plains Shenandoah

$6.0 million working capital plus unused portion of revolver.

o

Green Plains Superior

$(5.5) million (increasing periodically until reaching $3.0 million by December 1, 2012)

working capital plus unused portion of revolver.

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

•

Maintenance of debt service coverage ratio as follows:

o

Green Plains Bluffton

1.25 to 1.0

o

Green Plains Central City

1.0 to 1.0 measured at December 31, 2010 (increasing to 1.15 to 1.0 on December 31,

2011)

o

Green Plains Obion

1.25 to 1.0

o

Green Plains Ord

1.0 to 1.0 measured at December 31, 2010 (increasing to 1.15 to 1.0 on December 31,

2011)

o

Green Plains Shenandoah

1.50 to 1.0

o

Green Plains Superior

1.25 to 1.0

•

Dividends or other annual distributions to the equity holder will be limited, subject to certain additional restrictions including compliance with all loan covenants, terms and conditions, as follows:

o

Green Plains Bluffton

50% of profit, net of income taxes

o

Green Plains Central City

any amount provided maintenance of 60% tangible owner equity

o

Green Plains Obion

40% of profit, net of income taxes

o

Green Plains Ord

any amount provided maintenance of 60% tangible owner equity

o

Green Plains Shenandoah

40% of profit, net of income taxes

o

Green Plains Superior

40% of profit, net of income taxes

In May and June 2009, loan agreements for Green Plains Bluffton, Green Plains Obion and Green Plains Superior were amended to reduce certain financial covenants related to working capital and net worth balances. As of September 30, 2009, all Ethanol Production segment loans were in compliance with all financial covenants in the respective loan agreements.

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

•

Revenue bond issuance costs have been recorded in financing costs in the condensed consolidated balance sheets.

Capitalized Interest

The Company capitalized $0 and $2.5 million of interest and debt issuance costs for the three-month periods ended September 30, 2009 and 2008, respectively and $0 and $5.2 million during the first nine months of 2009 and 2008, respectively.

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

As of September 30, 2009, Green Plains Grain was in compliance with all financial covenants in the loan agreements.

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

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility. Under the credit agreement, the lender will loan up to $30.0 million, subject to a borrowing base up to 85% of eligible receivables and a current availability block of $5.0 million. At September 30, 2009 Green Plains Trade had $2.4 million cash that was restricted as to use for payment towards the credit agreement. Such cash is presented in cash and cash equivalents on the condensed consolidated balance sheet.

Key Loan Information

•

The revolving credit facility matures on July 30, 2012.

•

Interest is either: (1) Base Rate (lender’s commercial floating rate plus 2.5%); or, (2) LIBOR plus 3.5%)

•

Origination and other fees have been recorded in financing costs in the condensed consolidated balance sheets.

The loan agreement contains certain financial covenants and restrictions, including the following:

•

Maintenance of a fixed charge ratio not less than 1.15 to 1.0.

•

Capital expenditures for Green Plains Trade are restricted to $0.5 million per year.

As of September 30, 2009, Green Plains Trade was in compliance with all financial covenants in the loan agreements.

10. STOCK-BASED COMPENSATION

The Company records noncash compensation expense related to payment for employee services by an equity award in our financial statements over the requisite service period. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures.

The Company had a 2007 Equity Incentive Plan which reserved a total of 1.0 million shares of common stock for issuance pursuant to the plan. On May 7, 2009, the shareholders of the Company approved the 2009 Equity Incentive Plan which provides for the granting of an additional 1.0 million shares for stock-based compensation, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock and restricted stock unit awards to eligible employees, non-employee directors and consultants. All shares remaining under the 2007 Equity Incentive Plan were rolled into the 2009 Equity Incentive Plan on May 7, 2009. Additionally, outstanding stock options were assumed as part of the Merger.

Grants under the 2007 and 2009 Equity Incentive Plans may include:

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

•

Stock Awards – Stock awards, including restricted shares, may be granted to directors and key employees with ownership of the common stock vesting immediately or over a period determined by the Compensation Committee and stated in the award. Stock awards granted to date vested in some cases immediately and at other times over a period determined by the Compensation Committee and were restricted as to sales for a specified period. Compensation expense was recognized upon the grant award if fully vested, or over the requisite vesting period.

•

Deferred Stock Units – Deferred stock units (“DSU”) may be granted to directors and key employees with ownership of the common stock vesting immediately or over a period determined by the Compensation Committee and stated in the award. As determined by the Compensation Committee, deferred stock units granted to date vest over a specific period with underlying shares of common stock issuable in a period beyond the vesting date. Compensation expense was recognized upon the grant award if fully vested, or over the requisite vesting period.

The following table summarizes DSU activity for the nine months ended September 30, 2009:

	Weighted-Average Number of DSUs	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Nonvested at December 31, 2008	-	$-
Granted	60,000	2.82
Forfeited	-	-
Vested	-	-

Nonvested at September 30, 2009	60,000	$2.82	0.7

The following table summarizes restricted stock activity for the nine months ended September 30, 2009:

	Weighted-Average Number of Restricted Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Nonvested at December 31, 2008	150,046	$5.13
Granted	307,272	2.05
Forfeited	-	-
Vested	(76,818)	2.05

Nonvested at September 30, 2009	380,500	$3.26	2.37

For stock options granted during the first nine months of 2009, the fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:

Expected life	6.9
Interest rate	3.1%
Volatility	75.5%
Dividend yield	—

The expected life of options granted represents the period of time in years that options granted are expected to be outstanding. The interest rate represents the annual interest rate a risk-free investment could potentially earn during the expected life of the option grant. Expected volatility is based on historical volatility of our common stock.

All of our existing share-based compensation awards have been determined to be equity awards. We recognize compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

A summary of stock options as of September 30, 2009 and changes during the nine-month period then ended are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	1,311,528	$12.59
Granted	32,500	7.19
Exercised	(240,096)	0.14
Cancellations	-	-

Outstanding at September 30, 2009	1,103,932	$15.14	5.6	$-

Exercisable at September 30, 2009	726,099	$19.48	4.8	$-

All fully-vested stock options as of September 30, 2009 are exercisable and are included in the above table. Since weighted-average option prices exceeded the closing stock price at September 30, 2009, the aggregate intrinsic value was zero. The Company’s stock awards allow employees to exercise options through cash payment to us for the shares of common stock or through a simultaneous broker-assisted cashless exercise of a share option, through which the employee authorizes the exercise of an option and the immediate sale of the option shares in the open market. The Company uses original issuances of common stock to satisfy our share-based payment obligations.

Compensation costs expensed for share-based payment plans described above were approximately $0.2 and $0.2 for the three-month periods ended September 30, 2009 and 2008, respectively and $0.7 million and $0.3 million during the nine-month periods ended September 30, 2009 and 2008 respectively. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 40% of these expense amounts. However, due to uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

11. EARNINGS PER SHARE

Basic earnings per common shares (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. The calculation of diluted earnings per share gives effect to common stock equivalents. For periods prior to the Merger, to determine the weighted average number of common shares outstanding, the number of Green Plains common shares issued for outstanding VBV member shares was equated to member shares issued and outstanding. Shares not included in the computation of diluted earnings (loss) per share, as they would be anti-dilutive, were 12,282 for the nine months ended September 30, 2009.

12. COMPREHENSIVE INCOME

Comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss) attributable to Green Plains	$5,454	$(3,876)	$(3,260)	$(6,834)
Unrealized gain (loss) on derivatives	(31)	-	43	-
Comprehensive income (loss)	5,423	(3,876)	(3,217)	(6,834)
Comprehensive income attributable to noncontrolling interest	-	-	-	-
Comprehensive income (loss) attributable to Green Plains	$5,423	$(3,876)	$(3,217)	$(6,834)

13. STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

	Green Plains Shareholders
	Common Stock	Add'l Paid-in Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Loss	Non-controlling Interest	Total Stockholders’ Equity

Balance, December 31, 2008	25	$290,421	$(10,459)	$(298)	$296	$279,985
Net loss	-	-	(3,260)	-	96	(3,164)
Unrealized gain (loss) on derivatives	-	-	-	43	-	43
Total comprehensive loss	-	-	-	-	-	(3,121)

Acquisition	-	-	-	-	7,635	7,635
Other	-	991	-	-	-	991

Balance, September 30, 2009	25	$291,412	$(13,719)	$(255)	$8,027	$285,490

14. INCOME TAXES

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

The provision for income taxes for the nine months ended 2008 was determined to be zero as the Company had net operating losses for tax purposes and has determined that any benefit from these tax losses may not be realized prior to their expiration. Accordingly, no tax provision or benefit was recognized during the nine month period ended September 30, 2008. The income tax benefit at September 30, 2009 was $0.2 million. The Company has no significant uncertain tax positions that have been recorded at September 30, 2009.

15. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently leases or is committed to paying operating leases extending to 2019. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $7.0 million and approximately $29,000 during the nine-month periods ended September 30, 2009 and 2008, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2009 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2009	$2,637
2010	9,137
2011	6,205
2012	5,344
2013	4,233
Thereafter	8,195
Total	$35,751

Commodities – Corn, Natural Gas, Ethanol and Distillers Grains

As of September 30, 2009, we had contracted for future corn deliveries valued at $76.2 million, natural gas deliveries valued at approximately $8.2 million, ethanol product deliveries valued at approximately $2.8 million and distillers grains product deliveries valued at approximately $2.5 million.

16. RELATED PARTY TRANSACTIONS

Grain Origination Contracts

Obion Grain, Green Plains Obion’s exclusive supplier of corn produced in the seven counties surrounding the plant, had an ownership interest in EGP prior to the Merger, and will hold a subordinated lien on Green Plains Obion’s leased real property if Green Plains Obion defaults under its corn purchase agreement. Green Plains Obion paid $26.7 million under this arrangement for the nine months ended September 30, 2009, of which $0.2 million was for origination fees, and the remainder was for corn; and $12.1 million under this arrangement for the three months ended September 30, 2009, of which less than $0.1 million was for origination fees, and the remainder was payments for corn. No costs were incurred related to this arrangement for the three or nine months ended September 30, 2008 as the plant was still under construction. Included in current liabilities were amounts due to Obion Grain totaling $1.3 million at September 30, 2009 and $0.4 million at December 31, 2008.

Sales and Financing Contracts

Three subsidiaries have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital is a member of our Board of Directors. A total of $1.8 million and $1.5 million is included in debt at September 30, 2009 and December 31, 2008, respectively, under these financing arrangements.

The Company has entered into fixed-price ethanol purchase and sale agreements with Center Oil Company. Gary R. Parker, President and Chief Executive Officer of Center Oil, is a member of our Board of Directors. The sales agreements are executed to hedge prices on a portion of our expected ethanol production. At times, rather than delivering all of the ethanol, offsetting purchase agreements for a portion of this ethanol production have also been entered into with Center Oil. During the three and nine months ended September 30, 2009, cash receipts from Center Oil totaled $28.9 million and $81.7 million, respectively and payments to Center Oil totaled $1.9 million and $12.5 million, respectively, on these contracts. The Company had $3.1 million included in accounts receivable at September 30, 2009 and no outstanding payables in current liabilities under these purchase and sale agreements. At December 31, 2008, the Company did not have any outstanding payables or receivables related to these purchase and sale agreements.

Blendstar Acquisition

As discussed in Note 4 – Acquisition, on January 20, 2009, the Company acquired 51% of Blendstar LLC from Bioverda U.S. Holdings LLC, an affiliate of NTR, for $8.9 million. The purchase price is comprised of a $7.5 million January 2009 payment and the assumption of a liability to the former owners of this 51% interest, payable in three annual installments of $0.5 million, the first of which occurred in July 2009 and the present value of which was recorded at $1.4 million.

Blendstar Debt

The Company has agreed to lend Blendstar an amount up to $2.0 million. At September 30, 2009, $0.5 million was outstanding related to the Company’s loan agreement.

17. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying condensed consolidated financial statements were issued, which was November 10, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

References to “we,” “us,” “our,” “Green Plains” or the “Company” in this report refer to Green Plains Renewable Energy, Inc., an Iowa corporation, and its subsidiaries. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated financial condition and results of operations. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herewith, and our annual report filed on Form 10-KT and any amendments thereto for the nine-month transition period ended December 31, 2008, including the condensed consolidated financial statements, accompanying notes and the risk factors contained therein.

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “may,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. We may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol industry, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy and/or regulation and other risk factors detailed in our reports filed with the Securities and Exchange Commission. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, the Company is not obligated, and does not intend, to update any of its forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part II, Item 1A – Risk Factors of this report in Part I, Item 1A – Risk Factors of our annual report on Form 10-KT and any amendments thereto for the nine-month transition period ended December 31, 2008 and in Part II, Item IA of our report on Form 10-Q for the quarterly period ended March 31, 2009.

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

Operations commenced at our first ethanol plant, located in Shenandoah, IA, in August 2007; at our second ethanol plant, located in Superior, IA, in July 2008; at our third ethanol plant, located in Bluffton, IN, in September 2008; and at our fourth ethanol plant, located in Obion, TN, in November 2008. Shortly after our acquisitions in early July 2009, operations commenced at our fifth and sixth ethanol plants in Ord, NE and Central City, NE. The addition of these two plants brings our expected annual operating capacity to a total of approximately 480 million gallons of fuel-grade ethanol.

Previously, Green Plains Superior, Green Plains Bluffton and Green Plains Obion had contracted with independent marketers to purchase all of their ethanol production. Under the agreements, we sold our ethanol production exclusively to the independent marketers at a price per gallon based on a market price at the time of sale, less certain costs for each gallon sold. These agreements terminated in January 2009 and February 2009 and as a result, a one-time charge of approximately $4.6 million is reflected in the first quarter of 2009 related to the termination of these agreements and certain related matters. The termination of the agreements allows us to market all of our own ethanol through Green Plains Trade, and we believe it will allow us to reduce our costs for leased railcars, provide us a better opportunity to employ our risk management processes, mitigate our risks of counterparty concentration and accelerate our collection of receivables. We expect savings in marketing fees and lower leased railcar costs totaling approximately $4.8 million per year for each of the three years following termination of these agreements, with a reduced yearly benefit thereafter.

Green Plains Trade is now responsible for the sales, marketing and distribution of all ethanol produced at our production facilities. The majority of our ethanol is sold to regional and national markets. The exception to this is at our Obion plant where we expect to market up to 50% of the production into the local Tennessee market. Through Green Plains Trade, we also market and distribute ethanol for four third-party ethanol producers with expected annual production totaling approximately 360 mmgy. Our ethanol plants produce wet, modified wet and dried distillers grains. Green Plains Trade markets all of the dried distillers grains that are produced at our plants.

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

We attempt to hedge the majority of our positions by buying, selling and holding inventories of various commodities, some of which are readily traded on commodity futures exchanges. We focus on locking in margins based on an earnings before interest, taxes, depreciation and amortization (“EBITDA”) model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales, or a combination of strategies in order to manage risk associated with commodity price fluctuations. Our primary focus is not to manage general price movements, for example minimize the cost of corn consumed, but rather to lock in favorable EBITDA margins whenever possible. We also employ a value-at-risk model with strict limits established by our Board of Directors to minimize commodity market exposures from open positions.

In particular, there has been a great deal of volatility in corn markets. The average Chicago Board of Trade (“CBOT”) near-month corn price during 2008 was $5.27 per bushel, with highs reaching nearly $8.00 per bushel and retreating to $4.07 per bushel as of December 31, 2008. Corn prices have dropped during the first nine months of 2009; the average CBOT near-month corn price for the nine-month period ended September 30, 2009 was $3.71. We believe that market volatility is attributable to a number of factors, including but not limited to export demand, speculation, currency valuation, global economic conditions, ethanol demand and current production concerns. This corn market volatility poses a significant risk to our operations. We use hedging strategies to lock in margins, attempting to leave the Company less exposed to losses resulting from market fluctuations.

During 2008, the average U.S. ethanol price, based on the Oil Price Information Service (“Opis”) Spot Ethanol Assessment, was $2.33 per gallon. For the same time period, the average U.S. gasoline price, based on New York Mercantile Exchange (“NYMEX”) reformulated blendstock for oxygen blending (“RBOB”) contracts was $2.49 per gallon, or approximately $0.16 per gallon above ethanol prices. Beginning in the fourth quarter of 2008, gasoline prices fell at a faster rate than ethanol prices. Gasoline prices continued to be below ethanol prices in the first quarter of 2009. This relationship, along with corn values, tightened EBITDA margins at plants and forced production to slow. Beginning with the second quarter and continuing in the third quarter of 2009, the relationship started to reverse as corn prices, and ultimately ethanol prices moving in conjunction with the corn, declined with the anticipation of a large crop this coming year. For the quarter ended September 30, 2009, the average Opis Spot Ethanol Assessment was $1.66 per gallon and the average NYMEX RBOB was $1.86 per gallon, or approximately $0.20 per gallon higher than ethanol prices. This relationship beginning in the second quarter incentivized incremental blending but did not increase the value of ethanol because of increased production coming back on-line. Idled production has begun to come back on-line for numerous reasons, including but not limited to corn prices dropping at the same time enabling better EBITDA margins at production facilities. The relationship of ethanol prices being lower than gasoline prices continued into the third quarter, as mentioned previously. This increased demand carried over from second quarter to third quarter and ultimately raised the ethanol prices more than the increase in the corn price resulting in improved EBITDA margins.

Federal policy has a significant impact on ethanol market demand. Ethanol blenders benefit from incentives that encourage usage and a tariff on imported ethanol supports the domestic industry. Additionally, the renewable fuels standard (“RFS”) mandates increased level of usage of both corn-based and cellulosic ethanol. Growth Energy, an ethanol industry trade organization, has requested a waiver from the Environmental Protection Agency (“EPA”) to increase the allowable amount of ethanol blended into gasoline for non-flexfuel vehicles from a 10 percent blend up to a 15 percent blend (E15). We believe there is a reasonable possibility this proposal will be approved. We believe such a waiver, if granted, would have a positive and material impact on the business.

We believe the ethanol industry will continue to expand due to federal mandates and policies. However, we expect the rate of industry expansion to slow significantly because of the amount of ethanol production added during the past two years or to be added by plants currently under construction. This additional supply, along with a compressed forward margin structure, has resulted in reduced availability of capital for additional ethanol plant construction or expansion.

We believe that any reversal in federal policy could have a profound impact on the ethanol industry. Last year, a political debate developed related to the alleged adverse impact that increased ethanol production has had on food prices. The high-profile debate focused on conflicting economic theories explaining increased commodity prices and consumer costs. The food versus fuel debate has waned as of late with the significant reduction in commodity prices in food and feedstocks around the world. Political candidates and elected officials have responded with proposals to reduce, limit or eliminate the RFS mandate, blender’s credit and tariff on imported ethanol. While at present no policy change appears imminent, we believe that the debates have created uncertainty and increased the ethanol industry’s exposure to political risk.

On April 23, 2009, the California Air Resources Board adopted the Low Carbon Fuel Standard (“LCFS”) requiring a 10% reduction in greenhouse gas (“GHG”) emissions from transportation fuels by 2020. On May 5, 2009, the EPA released proposed rulemaking for the second stage of the RFS requiring a 20% reduction in GHG emissions produced at ethanol production, transportation and distribution facilities constructed after December 31, 2007. Both the EPA and the California Air Resources Board propose an Indirect Land Use Changes (“ILUC”) component in the lifecycle GHG emissions calculation. Several additional states are currently considering similar ILUC standards. The methodology for determining the ILUC standard has yet to be determined. However, the ILUC standard will possibly penalize corn-based ethanol as a cause of deforestation and displacement of non-intensive agricultural acreage. There is the risk that the market for corn-based ethanol could be negatively impacted if it is determined that corn-based ethanol fails to achieve lifecycle GHG emission reductions. EPA proposed rulemaking potentially “grandfathers” Green Plains’ ethanol plants from the GHG emission requirements because of the timing of their construction. However, the long-term impact of the ILUC standard may result in a fragmented ethanol market where low carbon ethanol from sugarcane or other alternative feedstocks carries a premium value. Passage of the second stage of the RFS could act as a barrier of entry to new construction or expansion of existing corn based ethanol plants, as these plants would not qualify for the 20% reduction exemption unless construction had begun before December 2007.

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

Acquisition of Majority Interest in Blendstar LLC

On January 1, 2009, the Company acquired majority interest in Blendstar LLC, a biofuel terminal operator. The transaction involved a membership interest purchase whereby Green Plains acquired 51% of Blendstar from Bioverda U.S. Holdings LLC, an affiliate of NTR, for $8.9 million. The purchase price is comprised of a $7.5 million January 2009 payment and the assumption of a liability to the former owners of this 51% interest, payable in three annual installments of $0.5 million, the first of which occurred in July 2009. These future annual payments were recorded in debt at a present value of $1.4 million.

The acquisition of Blendstar is a strategic investment within the ethanol value chain. Blendstar operates terminal facilities in Oklahoma City, OK, Little Rock, AR, Nashville, TN, Knoxville, TN, Louisville, KY and Birmingham, AL and has announced commitments to build terminals in two additional cities (Collins, MS and Bossier City, LA). Blendstar facilities currently have splash blending and full-load terminal throughput capacity of over 200 million gallons per year.

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

Pursuant to the terms of the relevant Purchase Agreements, the Company acquired the membership interests of RBF VI for a purchase price of $36.5 million and the membership interests of RBF II for a purchase price of $84.2 million. The Lenders provided debt financing to fund the purchase and $16.0 million in seasonal revolving loans to provide working capital for the plants. The Ord and Central City facilities have annual expected operating capacities of 50 million and 100 million gallons, respectively. Operations commenced at the Ord plant on July 12, 2009 and at the Central City plant on July 29, 2009.

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

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of our condensed consolidated financial statements. Actual results could differ materially from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, cost of goods sold, property and equipment, impairment of long-lived assets, share-based compensation, derivative financial instruments and income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the condensed consolidated financial statements. See further discussion of our critical accounting policies and estimates, as well as significant accounting policies, in our Form 10-KT and any amendments thereto for the nine-month transition period ended December 31, 2008.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends certain concepts related to consolidation of variable interest entities. SFAS No. 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. SFAS No. 167 is effective for interim and annual periods beginning after November 15, 2009. We are analyzing the effect of adoption of SFAS No. 167.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140,” that relates to accounting for transfers of financial assets. SFAS No. 166 improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities, including removing the concept of qualified special purpose entities. SFAS No. 166 is effective for interim and annual reporting periods that begin after November 15, 2009. SFAS No. 166 must be applied to transfers occurring on or after the effective date. We are still analyzing the effects of adoption of SFAS No. 166.

In June 2009, the FASB issued FASB Accounting Standards Update (“ASU”) 2009-01 “Topic 105 – Generally Accepted Accounting Principles amendments based on the Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASU 2009-01 establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on our financial statements.

In August, 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” which amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall.” ASU 2009-05 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. The Company adopted ASU 2009-05 during the quarter ended September 30, 2009, and its application had no impact on the Company’s condensed consolidated financial statements.

In October, 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” which amends Subtopic 605-25. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements and enables companies to account for products or services (deliverables) separately as opposed to a combined unit. ASU 2009-13 is effective for fiscal year ends beginning on or after June 15, 2010. The Company does not expect ASU 2009-13 will have an impact on our financial statements or disclosures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Results of Operations

Prior to completion of the merger with Green Plains, VBV had a controlling interest in two development stage ethanol plants. Operations commenced at these plants in September 2008 and November 2008. Accordingly, VBV, the acquiring entity for accounting purposes, was a development stage company until September 2008. Pursuant to reverse acquisition accounting rules, results of operations include the financial results of VBV from its inception, along with the financial results of Green Plains since October 15, 2008.

The Company’s management reviews our operations in three separate operating segments. These segments are: (1) production of ethanol and related co-products (which we collectively refer to as “Ethanol Production”), (2) grain warehousing and marketing, as well as sales and related services of agronomy and petroleum products (which we collectively refer to as “Agribusiness”), and (3) marketing and distribution of Company-produced and third-party ethanol and distillers grains (which we refer to as “Marketing and Distribution”). Corporate operating expenses, primarily consisting of compensation, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as “corporate activities.”

During the normal course of business, our segments enter into transactions with one another. Examples of these intersegment transactions include, but are not limited to, Ethanol Production segment selling ethanol to the Marketing and Distribution segment and the Agribusiness segment selling grain to the Ethanol Production segment. These intersegment activities are recorded by each segment at prices approximating market and treated as if they are third-party transactions. Consequently, these transactions impact segment performance. However, revenues and corresponding costs are eliminated in consolidation, and do not impact consolidated results.

The following are revenues, gross profit and operating income (loss) for our operating segments for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Ethanol Production	$205,808	$424	$495,365	$424
Agribusiness	44,579	-	149,547	-
Marketing and Distribution	317,915	4,854	727,477	5,113
Intersegment eliminations	(206,579)	-	(504,929)	-
	$361,723	$5,278	$867,460	$5,537

Gross profit:
Ethanol Production	$16,131	$(1,817)	$18,034	$(1,817)
Agribusiness	1,876	-	11,965	-
Marketing and Distribution	3,389	(286)	8,071	(192)
Intersegment eliminations	6	-	94	-
	$21,402	$(2,103)	$38,164	$(2,009)

Operating income (loss):
Ethanol Production	$13,509	$(2,717)	$11,782	$(3,327)
Agribusiness	(1,093)	-	3,062	-
Marketing and Distribution	1,204	(286)	1,237	(192)
Intersegment eliminations	6	-	94	-
Corporate activities	(2,872)	(1,662)	(8,424)	(4,466)
	$10,754	$(4,665)	$7,751	$(7,985)

	September 30, 2009	December 31, 2008
Total assets:
Ethanol Production	$682,200	$537,843
Agribusiness	59,140	77,384
Marketing and Distribution	61,314	33,867
Corporate assets	20,238	48,128
Intersegement eliminations	(555)	(4,156)
	$822,337	$693,066

Three Month Periods Ended September 30, 2009 and 2008

Ethanol Production Segment

VBV was a development stage company until the Bluffton ethanol plant commenced production in September 2008. As a result, revenues of the Ethanol Production segment increased $205.4 million for the quarter ended September 30, 2009 as compared to the same quarter in the previous year. Similarly, gross profit and operating income for the segment increased $17.9 million and $16.2 million, respectively for the quarter ended September 30, 2009 as compared to the same quarter in the previous year. Included in revenues for the quarter-ended September 30, 2009 are approximately $42.9 million in revenues for Green Plains Ord and Green Plains Central City, which were acquired during the quarter.

Agribusiness Segment

There are no comparable Agribusiness segment revenues, gross profits, or operating income for the quarter ended September 30, 2008 as grain warehousing and marketing and sales and related services of agronomy and petroleum products were not activities that VBV engaged in during 2008.

Marketing and Distribution

Marketing and Distribution revenues increased $313.1 million for the quarter ended September 30, 2009 as compared to the same quarter in the previous year. The increase was due to an increase in ethanol related marketing and distribution revenues of $283.4 million, an increase in marketing and distribution for distillers grains of $28.5 million, and an increase in terminal charges of $1.2 million. For the quarter ended September 30, 2008, VBV performed limited marketing and distribution functions for ethanol and no distillers grains marketing or terminal services.

Gross profit for the Marketing and Distribution segments increased $3.7 million for the quarter ended September 30, 2009 as compared to the same quarter in the previous year. Operating income for the segment increased $1.5 million for the quarter ended September 30, 2009 as compared to the same quarter in the previous year. The comparative increases in gross profit and operating income were due to greater volume of marketing and distribution activities, for internal production, as well as marketing for third-party plants.

Corporate Activities

Operating loss from corporate activities increased $1.2 million for the quarter ended September 30, 2009 as compared to the same quarter in the previous year due to an increase of $0.4 million in corporate salaries, an increase of $0.3 million in professional fees and an increase of $0.5 million in other general and administrative expenses, all resulting from overall growth in our business operations.

Nine Month Periods Ended September 30, 2009 and 2008

Ethanol Production Segment

VBV was a development stage company until the Bluffton ethanol plant commenced production in September 2008. As a result, revenues of the ethanol production segment increased $494.9 million for the nine-month period ended September 30, 2009 as compared to the same period in 2008. Similarly, gross profit and operating income for the Ethanol Production segment increased $19.9 million and $15.1 million, respectively, for the nine months ended September 30, 2009 as compared to the same period in the previous year.

Agribusiness Segment

There are no comparable Agribusiness segment revenues, gross profits, or operating income for the nine months ended September 30, 2008 as grain warehousing and marketing and sales and related services of agronomy and petroleum products were not activities that VBV engaged in during 2008.

Marketing and Distribution

Marketing and Distribution revenues increased $722.4 million for the nine-month period ended September 30, 2009 as compared to the same period in the previous year. The increase in revenues was due to an increase of ethanol related marketing and distribution of $645.2 million, an increase in marketing and distribution for distillers grains of $73.3 million, and an increase in terminal charges of $3.9 million. For the quarter-ended September 30, 2008, VBV performed limited marketing and distribution functions for ethanol and no distillers grains marketing or terminal services.

Gross profit for the Marketing and Distribution segments increased $8.3 million for the nine-month period ended September 30, 2009 as compared to the same period in the previous year. The increase in gross profit was due to greater volume of marketing and distribution as compared to the prior year.

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

Included in cost of goods sold during the nine months ended September 30, 2009 is a one-time charge of $4.6 million related to the cancellation of the third-party ethanol marketing agreements, as discussed above.

Operating income for the Marketing and Distribution segment increased $1.4 million for the nine-month period ended September 30, 2009 as compared to the same period in the previous year. The increase in gross profit was due to greater volume of marketing and distribution as compared to the prior year.

Corporate Activities

Operating loss from corporate activities increased $4.0 million for the nine-month period ended September 30, 2009 as compared to the same period in the previous year primarily due to an increase of $1.4 million in corporate salaries, an increase of $1.3 million in professional fees and an increase of $1.4 million in other general and administrative expenses.

Interest expense was $5.7 million and $12.0 million during the three and nine months ended September 30, 2009, respectively, and $0.1 million and for each of the corresponding periods in 2008. Interest expense during the period of plant construction was capitalized to construction in progress. With our plants now operational, interest on debt is charged to interest expense.

Liquidity and Capital Resources

On September 30, 2009, we had $69.1 million in cash and equivalents and $43.5 million available under committed loan agreements (subject to borrowing base restrictions and other specified lending conditions). Funds available under committed loan agreements include $1.0 million restricted for construction and $42.5 million restricted for working capital needs at the respective subsidiaries.

Our business is highly impacted by commodity prices, including prices for corn, ethanol and natural gas. We attempt to reduce the market risk associated with fluctuations in commodity prices through the use of derivative financial instruments. Sudden changes in commodity prices may require cash deposits with brokers, or margin calls. Depending on our open derivative positions we may require significant liquidity with little advanced notice to meet margin calls. As part of our risk management strategy, the Company has routinely had to, and in the future will likely be required to, cover margin calls. The Company continuously monitors its exposure to margin calls and believes that it will continue to maintain adequate liquidity to cover such margin calls. We also believe that margin calls will continue to be immaterial to our overall liquidity position. With the additional funding received in July 2009, which is secured by eligible Company receivables, we believe we have sufficient cash on hand or available under committed loan agreements to support our current risk management activities.

The Company is in compliance with its debt covenants as of September 30, 2009. Based upon our current forecasts, we believe we will maintain compliance at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity. If we determine that we will be unable to resolve a subsidiary’s noncompliance, we will present such debt as current in our consolidated balance sheet. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance. In the event actual results significantly differ from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

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

Long-Term Debt

For additional information related to the Company’s long-term debt, see Note 9 – Long-Term Debt and Lines of Credit included herein as part of the Notes to Condensed Consolidated Financial Statements.

Ethanol Production Segment

Each of our Ethanol Production segment subsidiaries have credit facilities with lender groups that provided for term and revolving term loans to finance construction and operation of the production facilities.

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term loan. At September 30, 2009, $64.8 million related to the term loan was outstanding, along with $19.4 million on the revolving term loan. The term loan requires monthly principal payments of $0.583 million. The loans mature on December 31, 2013.

The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term loan as well as a statused revolving credit supplement (revolver) of up to $11.0 million. At September 30, 2009, $55.0 million related to the term loan was outstanding, $30.5 million on the revolving term loan, along with $10.7 million on the revolver. The term loan requires monthly principal payments of $0.6 million beginning in June 2011. The term loan and term revolver mature on July 1, 2016 and the revolver matures on July 1, 2011 with the option to renew.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan, a revolving term loan of $37.4 million and a $2.6 million statused revolving credit supplement (revolver). At September 30, 2009, $55.2 million related to the term loan was outstanding, $36.2 million on the revolving term loan along with the entire revolver. The term loan requires quarterly principal payments of $2.4 million. The term loan matures on May 20, 2015, the revolving term loan matures on May 1, 2019 and the revolver matures on October 1, 2010.

The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term loan as well as a statused revolving credit supplement (revolver) of up to $5.0 million. At September 30, 2009, $25.0 million related to the term loan was outstanding, $13.0 million on the revolving term loan, along with $3.9 million on the revolver. The term loan requires monthly principal payments of $0.3 million beginning in June 2011. The term loan and term revolver mature on July 1, 2016 and the revolver matures on July 1, 2011 with the option to renew.

The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan, a $17.0 million revolving term loan, and a statused revolving credit supplement (revolver) of up to $4.3 million. At September 30, 2009, $20.8 million related to the term loan was outstanding, along with the entire $17.0 million on the revolving term loan, and $4.3 million on the revolver. The term loan requires quarterly principal payments of $1.2 million. The term loan matures on May 20, 2014, the revolving term loan matures on November 1, 2017 and the revolver matures on December 1, 2009.

The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term facility. At September 30, 2009, $33.1 million related to the term loan was outstanding, along with the entire $10.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.375 million. The term loan matures on July 20, 2015 and the revolving loan matures on July 1, 2017.

Each term loan has a provision that requires the Company to make annual special payments equal to a percentage ranging from 50% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations.

With certain exceptions, the revolving term facilities are generally available for advances throughout the life of the commitment. Interest-only payments are due each month on all revolving term facilities until the final maturity date, with the exception of Green Plains Obion’s agreement, which requires additional semi-annual payments of $4.675 million beginning November 1, 2015.

The term loans and revolving facilities bear interest at either the Agent Base Rate (prime) plus from 0.0% to 1.0% or short-term fixed rates at LIBOR plus 150 to 435 basis points (each based on a ratio of total equity to total assets). As security for the loans, the lenders received a first-position lien on all personal property and real estate owned by the respective entity borrowing the funds, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant. These borrowing entities are also required to maintain certain financial and non-financial covenants during the terms of the loans.

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

Agribusiness Segment

The Green Plains Grain loan is comprised of a $9.0 million amortizing term loan and a $35.0 million revolving term loan. Loan proceeds are used primarily for working capital purposes. At September 30, 2009, $7.7 million on the term loan and $8.1 million on the revolving term loan was outstanding. The term loan expires on April 3, 2013 and the revolving loan expires on September 30, 2010. Payments of $225,000 under the term loan are due on the last business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term. The loans bear interest at LIBOR plus 3.5%, subject to an interest rate “floor” of 4.5%. As security for the loans, the lender received a first-position lien on real estate, equipment, inventory and accounts receivable owned by Green Plains Grain. In addition, Green Plain Grain had outstanding equipment financing term loans totaling $1.4 million at September 30, 2009.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving facility of up to $30.0 million, subject to a borrowing base of 85% of eligible receivables and a current availability block of $5.0 million. At September 30, 2009, $10.4 on the revolving facility was outstanding. The loan expires on July 30, 2012. The loan bears interest at either (1) Base Rate (lender’s commercial floating rate plus 2.5%) or (2) LIBOR plus 3.5%.

Contractual Obligations

Our contractual obligations as of September 30, 2009 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$457,274	$57,177	$71,535	$128,944	$199,618
Interest and fees on debt obligations (2)	97,310	20,762	35,770	25,428	15,350
Operating lease obligations (3)	35,751	10,151	11,944	7,467	6,189
Purchase obligations
Forward corn purchase contracts (4)	157,904	151,700	4,204	2,000	-
Other commodity purchase contracts (4) (5)	13,492	13,492	-	-	-
Other	3,884	3,858	19	7	-

Total contractual obligations	$765,615	$257,140	$123,472	$163,846	$221,157

(1)	Includes current portion of long-term debt.
(2)

Interest amounts are calculated over the terms of the loans using current interest rates, assuming scheduled principle and interest amounts are paid pursuant to the debt agreements.  Includes administrative and/or commitment fees on debt obligations.

(3)	Operating lease costs are primarily for railcars and office space.
(4)	Purchase contracts represent index-priced and fixed-price contracts. Index purchase contracts are valued at current quarter-end prices.
(5)	Includes ethanol, dried distillers grains and natural gas purchase contracts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have $457.3 million outstanding in long-term debt as of September 30, 2009, $372.2 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $1.7 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the condensed consolidated financial statements included as a part of this report.

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

We attempt to reduce the market risk associated with fluctuations in the price of corn, natural gas, distillers grains and ethanol by employing a variety of risk management and hedging strategies. Strategies include the use of forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade and/or the New York Mercantile Exchange.

We focus on locking in net margins based on an earnings before interest, taxes, depreciation and amortization (“EBITDA”) model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories (and vice versa). In our Ethanol Production segment, gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally designated as normal purchases or normal sales contracts and are not recognized until quantities are delivered or utilized in production. Revenues during the three and nine months ended September 30, 2009 include net gains (losses) from derivative financial instruments for ethanol and distillers grains of $0.8 million and $(6.6) million, respectively. Cost of goods sold during the three and nine months ended September 30, 2009 included net gains (losses) from derivative financial instruments for corn and natural gas of $11.2 million and $6.4 million, respectively. To the extent the net gains (losses) from derivative instruments are related to current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended EBITDA margins. However, to the extent the net gains (losses) relate to changes in the market value of financial instruments maturing in future periods, our results of operations are impacted.

In our Agribusiness segment, inventory positions, physical purchase and sale contracts, and financial derivatives are marked to market with gains and losses included in results of operations. The market value of derivative financial instruments such as exchange-traded futures and options has a high, but not perfect, correlation to the underlying market value of grain inventories and related purchase and sale contracts.

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our Ethanol Production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in pre-tax income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from September 30, 2009. This analysis excludes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months	Unit of Measure	Income Effect of Approximate 10% Change in Price
Ethanol	480,000	Gallons	$80,487
Corn	173,783	Bushels	$62,913
Distillers grains	1,503	Tons (1)	$14,417
Natural gas	12,889	MMBTU	$7,340

(1) Distillers grains quantities are stated on an equivalent dried ton basis.

At September 30, 2009, approximately 16% of our forecasted ethanol production during the next 12 months has been sold under fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of ethanol shown above would be reduced by approximately $13.2 million.

At September 30, 2009, approximately 16% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of corn shown above would be reduced by approximately $10.1 million.

At September 30, 2009, approximately 18% of our forecasted distillers grain production for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of distillers grains shown above would be reduced by approximately $2.6 million.

At September 30, 2009, approximately 14% of our forecasted natural gas requirements for the next 12 months have been purchased under fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of natural gas shown above would be reduced by approximately $1.0 million.

Agribusiness Segment

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, foreign and domestic government farm programs and policies, changes in global demand created by population changes and changes in standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations in purchase and sale commitments for grain and grain held in inventory, we enter into exchange-traded futures and options contracts that function as economic hedges. The market value of exchange-traded futures and options used for economic hedging has a high, but not perfect correlation, to the underlying market value of grain inventories and related purchase and sale contracts. The less correlated portion of inventory and purchase and sale contract market value (known as basis) is much less volatile than the overall market value of exchange-traded futures and tends to follow historical patterns. We manage this less volatile risk by constantly monitoring our position relative to the price changes in the market. In addition, inventory values are affected by the month-to-month spread relationships in the regulated futures markets, as we carry inventories over time. These spread relationships are also less volatile than the overall market value and tend to follow historical patterns, but also represent a risk that cannot be directly offset. Our accounting policy for our futures and options, as well as the underlying inventory positions and purchase and sale contracts, is to mark them to the market and include gains and losses in the condensed consolidated statement of operations in sales and merchandising revenues.

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

Fair Value	$329
Market Risk	$33

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

Changes in Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our condensed consolidated financial statements for external purposes in accordance with generally accepted accounting principles. As discussed in further detail in our Form 10-KT and any amendments thereto for the nine-month transition period ended December 31, 2008, numerous pervasive changes occurred to the Company’s internal control environment as a result of the October 2008 Merger. There were no material changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our investors should consider the risks that could affect us and our business as set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-KT and any amendments thereto for the nine-month transition period ended December 31, 2008 and in Part II, Item 1A, “Risk Factors” of our report on Form 10-Q for the quarterly period ended March 31, 2009. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. As a result of our merger with VBV, IBE and EGP (the “Mergers”), we are subject to a number of risks, which have been previously disclosed, associated with the transactions contemplated by the Mergers. Investors should carefully consider the discussion of risks and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including Forward-Looking Information, which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

GREEN PLAINS RENEWABLE ENERGY, INC. (Registrant)

Date: November 10, 2009	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2009	By:	/s/ Jerry L. Peters
Jerry L. Peters
Chief Financial Officer
(Principal Financial Officer)