Form 10-KT/A
period 2008-12-31
GREEN PLAINS RENEWABLE ENERGY, INC.
filed 2009-11-12
CIK 1309402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT/A

(Amendment No. 2)

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

The Form 10-KT/A filed on November 6, 2009 did not contain all Item 8 information. This Form 10-KT/A includes all of the consolidated financial statements and notes thereto required in Item 8, including those with no amended wording or disclosures.

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
Unaudited pro forma information:
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

The following are revenues, gross profit, operating income and total assets for our operating segments for the periods indicated (in thousands):

	Nine-Month Transition Period Ended December 31, 2008	Nine- Month Comparative Period Ended December 31, 2007	Year Ended March 31, 2008	Period from September 28, 2006 (Date of Inception) to March 31, 2007
		(unaudited)
Revenues:
Ethanol Production	$131,538	$-	$-	$-
Agribusiness	68,785	-	-	-
Marketing and Distribution	76,521	-	-	-
Intercompany eliminations	(88,086)	-	-	-
	$188,758	$-	$-	$-

Gross profit:
Ethanol Production	$4,857	$-	$-	$-
Agribusiness	8,554	-	-	-
Marketing and Distribution	-	-	-	-
Intercompany eliminations	(97)	-	-	-
	$13,314	$-	$-	$-

Operating income (loss):
Ethanol Production	$(9,113)	$(3,463)	$(5,423)	$(1,421)
Agribusiness	4,422	-	-	-
Marketing and Distribution	(365)	-	-	-
Intercompany eliminations	(97)	-	-	-
	$(5,153)	$(3,463)	$(5,423)	$(1,421)

Total assets:
Ethanol Production	$537,843	$217,496	$254,175	$175,454
Agribusiness	77,384	-	-	-
Marketing and Distribution	33,867	-	-	-
Corporate assets (not assigned
to specific segments)	48,128	-	-	-
Intercompany eliminations	(4,156)	-	-	-
	$693,066	$217,496	$254,175	$175,454

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