Form 10-K
period 2009-12-31
Green Plains Renewable Energy, Inc.
filed 2010-02-24
CIK 1309402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 001-32924

GREEN PLAINS RENEWABLE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Iowa	84-1652107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9420 Underwood Avenue, Suite 100 Omaha, NE 68114	(402) 884-8700
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.001 par value

Name of exchanges on which registered: NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      .. Accelerated filer  X .. Non-accelerated filer      . Smaller reporting company      .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

The aggregate market value of the Company’s voting common stock held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the second quarter), based on the last sale price of the common stock on that date of $6.55, was approximately $133.0 million. For purposes of this calculation, executive officers, directors and holders of 10% or more of the registrant’s common stock are deemed to be affiliates of the registrant.

As of February 19, 2010, there were 24,961,441 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III herein. The Company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the period covered by this report on Form 10-K.

Cautionary Information Regarding Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this report, and they may also be made a part of this report by reference to other documents filed with the SEC, which is known as “incorporation by reference.”

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” in this report. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we compete, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation, and other risk factors detailed in our reports filed with the SEC. Actual results may differ from projected results due, but not limited, to unforeseen developments.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this report or in any document incorporated by reference might not occur. Investors are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference in this report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS.

Overview

References to “we,” “us,” “our,” “Green Plains,” or the “Company” in this report refer to Green Plains Renewable Energy, Inc., an Iowa corporation founded in June 2004, and its subsidiaries.

We are a leading, vertically-integrated producer of ethanol. We have grown rapidly, primarily through acquisitions, and today we have operations throughout the ethanol value chain. Our operations begin upstream with our agronomy and grain handling operations, continue through our approximately 480 million gallons per year, or mmgy, of ethanol production capacity and end downstream with our ethanol marketing, distribution and blending facilities. We focus on generating stable operating margins through our diversified business segments and our risk management strategy. We believe that owning and operating assets throughout the ethanol value chain enables us to mitigate the effects of changes in commodity prices on our profitability and differentiates us from companies focused only on ethanol production. Following is our visual presentation of the ethanol value chain:

Our disciplined risk management strategy is designed to lock in operating margins by forward contracting the four primary commodities involved in ethanol production: corn, natural gas, ethanol and distillers grains. We also seek to maintain an environment of continuous operational improvement to increase our efficiency and effectiveness as a low-cost producer of ethanol.

Currently, we operate within the three segments outlined below:

•

Ethanol Production. We operate a total of six ethanol plants in Indiana, Iowa, Nebraska and Tennessee, with approximately 480 mmgy of total ethanol production capacity. At capacity, our plants collectively will consume approximately 175 million bushels of corn and produce approximately 1.5 million tons of distillers grains annually. We are focused on maximizing the operational efficiency at each of our plants in order to achieve the lowest cost per gallon of ethanol produced.

•

Agribusiness. We operate three lines of business within our agribusiness segment: bulk grain, agronomy and petroleum. In our bulk grain business, we have total storage capacity of approximately 18.6 million bushels. We sell fertilizer and other agricultural inputs and provide application services to area producers through our agronomy business. Additionally, we sell petroleum products including diesel, soydiesel, blended gasoline and propane, primarily to agricultural producers and consumers. We believe our bulk grain business provides synergies with our ethanol production segment as it supplies a portion of the feedstock for our ethanol plants.

•

Marketing and Distribution. Our in-house, fee-based marketing business is responsible for the sales, marketing and distribution of all ethanol and distillers grains produced at our six plants. We also market and distribute ethanol for four third-party ethanol producers with expected production totaling approximately 360 mmgy. Additionally, we hold a majority interest in Blendstar, LLC, which operates nine blending or terminaling facilities with approximately 495 mmgy of total throughput capacity in seven states in the south central United States.

Our Competitive Strengths

We believe we have created a platform that diversifies our revenues and income stream. Fundamentally, we focus on managing commodity price risks, improving operating efficiencies and controlling costs. We believe our competitive strengths include:

Disciplined Risk Management. We believe risk management is a core competency of ours. Our primary focus is to lock in favorable operating margins whenever possible. We do not speculate on general price movements by taking unhedged positions on commodity products such as corn or natural gas. Our comprehensive risk management platform allows us to monitor real-time commodity price risk exposure at each of our plants, and to respond quickly to lock in acceptable margins. By using a variety of risk management tools and hedging strategies, including our internally-developed real-time operating margin management system, we believe we are able to maintain a disciplined approach to risk management.

Demonstrated Asset Acquisition and Integration Capabilities. We have demonstrated the ability to make strategic acquisitions that we believe create synergies with our vertically-integrated platform. Our belief is that acquiring and developing complementary businesses enhances our ability to mitigate risks. Our balance sheet allows us to be selective in that process. Since our inception, we have acquired or developed six ethanol plants in addition to upstream grain elevators and agronomy businesses and downstream blending and distribution businesses. We believe these acquisitions have been successfully integrated into our business and have enhanced our overall returns.

Focus on Operational Excellence. Five of our six plants were built by Fagen Inc. using industry-leading ICM technology and all of our plants are staffed by experienced industry personnel. We focus on incremental operational improvements to enhance overall production efficiencies and we share operational knowledge across our plants. Using real-time production data and control systems, we continually monitor our plants in an effort to optimize performance. We believe our ability to improve operating efficiencies provides an operating cost advantage over most of our competitors. In turn, we believe we are well positioned to increase operating margins for any facilities that we may acquire in the future.

Leading Vertically-Integrated Ethanol Producer. We believe our operations throughout the ethanol value chain reduce our commodity and operating risks, and increase our pricing visibility and influence in key markets. Combined, we believe our agribusiness, ethanol production, and marketing and distribution businesses give us efficiencies across the ethanol value chain, from grain procurement to blending fuel. Our agribusiness operations help to reduce our supply risk by providing grain handling and storage capabilities for approximately 18.6 million bushels. Assuming full production capacity at each of our plants and those of our third-party ethanol producers, we would market approximately 840 mmgy of ethanol from ten plants. Our majority interest in Blendstar allows us to source, store, blend and distribute ethanol and biodiesel across multiple states.

Proven Management Team. Our senior management team brings an average of 20 years of commodity risk management and related industry experience. We have specific expertise across all aspects of the ethanol supply, production, and distribution chain – from agribusiness, to plant operations and management, to commodity markets and risk management, to ethanol marketing.

Our Growth Strategy

We intend to continue to focus on strengthening and diversifying our vertically-integrated platform by implementing the following growth strategies:

Develop or Acquire Strategically-Located Grain Elevators. We intend to pursue opportunities to develop or acquire additional grain elevators within the agribusiness segment, specifically those located near our ethanol plants. We believe that owning additional grain elevators in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. Since all of our plants are located within or near the corn belt where a number of competitors also have ethanol facilities, we believe that owning grain elevators provides us with a competitive advantage in the origination of corn.

Pursue Consolidation Opportunities within the Ethanol Industry. We continue to focus on the potential acquisition of additional ethanol plants. Throughout 2009, we were approached with opportunities to acquire existing ethanol plants. We believe those plants were available for a number of reasons including financial distress of a particular facility, a lack of operational expertise or a desire by existing owners to exit their original investment. We will continue to take a disciplined approach in evaluating new opportunities by considering whether the plants fit within the design, engineering and geographic criteria we have developed. We believe that our integrated platform, plant operations experience and disciplined risk management approach give us the ability to generate favorable returns from our acquisitions.

Improve Operational Efficiency. We seek to enhance profitability at each of our plants by increasing our production volumes through operational improvements. We continually research operational processes that may increase our efficiency by increasing yields, lowering our processing cost per gallon and increasing our production volumes. Additionally, we employ an extensive cost control system at each of our plants to continuously monitor our plants’ performance. We are able to use performance data from our plants to develop strategies for cost reduction and efficiency that can be applied across our platform.

Expand Our Third-Party Marketing Volumes. We plan to continue to grow our downstream access to customers and are actively looking at new marketing opportunities with other ethanol producers. We maintain active dialogues with prospective ethanol producers whose location, production and risk management practices are consistent with our vertically-integrated platform. We believe that further expansion of our third-party marketing volumes will enable us to continue to meet major ethanol customers’ needs by providing us with a broader market presence and allowing us to further leverage our marketing expertise and distribution systems.

Invest in Next Generation Biofuel Opportunities. We plan to continue our investment in the BioProcessAlgae joint venture, which is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities. We believe this technology has specific applications with facilities, including ethanol plants, that emit carbon dioxide. The algae produced has the potential to be used for advanced biofuel production, high quality animal feed or as biomass for energy production.

Ethanol Industry Overview

The ethanol industry has grown significantly over the past several years, with production increasing from 1.4 billion gallons in 1998 to 10.6 billion gallons for the twelve months ended November 30, 2009, according to the U.S. Energy Information Administration. While the market prices for our feedstock commodities are volatile and at times result in unprofitable ethanol operations, since January 2008, we believe there have been few occasions where the simple crush spread, which we define as the sale of 2.8 gallons of ethanol less the cost of one bushel of corn (which represents the typical industry yield), has dropped below $0.10 per gallon. This represents a compound annual growth rate of approximately 20%. We believe that ethanol will continue to experience increased demand in the United States as there remains a focus on reducing reliance on petroleum-based transportation fuels due to high and volatile oil prices, heightened environmental concerns, and energy independence and national security concerns. Also according to the U.S. Energy Information Administration, ethanol blends accounted for approximately 7.7% of the U.S. gasoline supply for the twelve months ended November 30, 2009. We believe ethanol’s environmental benefits, ability to improve gasoline performance, fuel supply extender capabilities, attractive production economics and favorable government incentives could enable ethanol to comprise an increasingly larger portion of the U.S. fuel supply as more fully described below:

•

Emissions Reduction. Ethanol demand increased substantially in the 1990’s, when federal law began requiring the use of oxygenates in reformulated gasoline in cities with unhealthy levels of air pollution on a seasonal or year-round basis. These oxygenates included ethanol and MTBE which, when blended with gasoline, reduces vehicle emissions. Although the federal oxygenate requirement was eliminated in May 2006, oxygenated gasoline continues to be used in order to help meet separate federal and state air emission standards. The refining industry has all but abandoned the use of MTBE making ethanol the primary clean air oxygenate currently used.

•

Octane Enhancer. Ethanol, with an octane rating of 113, is used to increase the octane value of gasoline with which it is blended, thereby improving engine performance. It is used as an octane enhancer both for producing regular grade gasoline from lower octane blending stocks and for upgrading regular gasoline to premium grades.

•

Fuel Stock Extender. Ethanol is a valuable blend component that is used by refiners to extend fuel supplies. According to the Energy Information Administration, while domestic petroleum refinery output has increased by approximately 29% from 1980 to 2008, domestic gasoline consumption has increased 36% over the same period. By blending ethanol with gasoline, refiners are able to expand the volume of the gasoline they are able to sell.

•

E15 Blending Waiver. On March 6, 2009, Growth Energy, an ethanol industry trade association, and 54 ethanol producers requested that the U.S. Environmental Protection Agency, or EPA, approve the use of up to 15% ethanol blended with gasoline. The EPA has not yet granted the requested waiver although it has indicated that increasing the allowable percentage of ethanol blended in the U.S. gasoline supply could be an important step towards the long-term introduction of more renewable fuels into the transportation sector. We believe that increasing the ethanol blended in the domestic gasoline supply could have a positive impact on the demand for ethanol.

•

Economics of Ethanol Blending. We believe that the costs ethanol producers incur in producing a gallon of ethanol currently are lower than the costs refiners incur in producing a gallon of petroleum-based gasoline. Ethanol’s favorable production economics are further enhanced by the blender’s tax credit, which can be captured by refiners or passed on to consumers for a benefit of $0.45 per gallon of ethanol.

•

Mandated Use of Renewable Fuels. In addition to the blender’s tax credit, the growth in ethanol usage has also been supported by legislative requirements dictating the use of renewable fuels, including ethanol. The Energy Independence and Security Act of 2007, confirmed by the EPA regulations on the Renewable Fuel Standard, or RFS 2, issued on February 3, 2010 mandated a minimum usage of corn-derived renewable fuels of 10.5 billion gallons in 2009 and 12.0 billion gallons in 2010. The upper mandate for corn-based ethanol is 15.0 billion gallons by 2015.

Our Operating Segments

Ethanol Production Segment

Our ethanol production segment has the capacity to produce approximately 480 mmgy of ethanol. Our ethanol plants also produce co-products such as wet, modified wet or dried distillers grains. Processing at full capacity, our plants will consume approximately 175 million bushels of corn and produce approximately 1.5 million tons of distillers grains annually. Our plants use a dry mill process to produce ethanol and co-products. We operate each of our six ethanol plants through separate wholly-owned operating subsidiaries. A summary of these plants is outlined below:

Plant	Plant Production Capacity (mmgy)	Start Date	Technology	Land Owned (acres)	On Site Corn Storage Capacity (bushels)
Bluffton, Indiana	110	Sept. 2008	ICM	419	1,040,000
Central City, Nebraska(1)	100	July 2009	ICM	40	1,200,000
Obion, Tennessee(2)	110	Nov. 2008	ICM	230	2,100,000
Ord, Nebraska(1)	50	July 2009	ICM	170	400,000
Shenandoah, Iowa	55	Aug. 2007	ICM	108	500,000
Superior, Iowa	55	July 2008	Delta-T	264	525,000

(1)

These plants operated under different ownership prior to the stated start date.

(2)

We lease an additional 129 acres of land near the Obion, Tennessee plant.

Corn Feedstock and Ethanol Production

Ethanol is a chemical produced by the fermentation of carbohydrates found in grains and other biomass. Ethanol can be produced from a number of different types of grains, such as corn, wheat and sorghum, as well as from agricultural waste products such as rice hulls, cheese whey, potato waste, brewery and beverage wastes and forestry and paper wastes. At present, the majority of ethanol in the United States is produced from corn because corn contains large quantities of carbohydrates, can be handled efficiently and is in greater supply than other grains. Such carbohydrates convert into glucose more easily than most other kinds of biomass. Outside the United States, sugarcane is the primary feedstock used in ethanol production.

Our plants use corn as feedstock in the dry mill ethanol production process. Each of our plants require, depending on their production capacity, 20 million to 40 million bushels of corn annually. The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. Because the market price of ethanol is not directly related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn feedstock through adjustments to prices charged for their ethanol.

Our corn supply is obtained primarily from local markets. We utilize cash and forward fixed-price contracts with grain producers and elevators for the physical delivery of corn to our plants. At our Nebraska and Iowa plants, we maintain relationships with local farmers, grain elevators and cooperatives which serve as our primary sources of grain feedstock. Most farmers in the areas where our plants are located have stored their corn in their own dry storage facilities, which allows us to purchase much of the corn needed to supply our plants directly from farmers throughout the year. At our Bluffton plant, we have contracted with a third-party grain originator to supply all of our corn requirements for ethanol production and that contract terminates in September 2013. At our Obion plant, we have entered into two origination agreements with third parties for the majority of our corn needs, one of which will terminate in August 2010. Each of our plants is also situated on rail lines that we can use to receive corn from other regions of the country if local corn supplies are insufficient.

Corn is received at the plant by truck or rail, which is then weighed and unloaded in a receiving building. Storage bins are utilized to inventory grain, which is passed through a scalper to remove rocks and debris prior to processing. Thereafter, the corn is transported to a hammer mill where it is ground into a coarse flour and conveyed into a slurry tank for enzymatic processing. Water, heat and enzymes are added to convert the complex starch molecule into simpler carbohydrates. The slurry is heated to reduce the potential of microbial contamination and pumped to a liquefaction tank where additional enzymes are added. Next, the grain slurry is pumped into fermenters, where yeast, enzymes, and nutrients are added, to begin a batch fermentation process. A beer column, within the distillation system, separates the alcohol from the spent grain mash. Alcohol is then transported through a rectifier column, a side stripper and a molecular sieve system where it is dehydrated to 200 proof. The 200 proof alcohol is then pumped to a holding tank and then blended with approximately two percent denaturant (usually natural gasoline) as it is pumped into finished product storage tanks.

Co-Products

The spent grain mash from the beer column is pumped into one of several decanter type centrifuges for dewatering. The water, or thin stillage, is pumped from the centrifuges and then to an evaporator where it is dried into a thick syrup. The solids, or wet cake, that exit the centrifuge are conveyed to the dryer system. The wet cake is dried at varying degrees, resulting in the production of distillers grains. Syrup might be reapplied to the wet cake prior to drying, providing nutrients if the distillers grains are to be used as animal feed. Distillers grains, the principal co-product of the ethanol production process, are principally used as high-protein, high-energy animal fodder and feed supplements marketed to the dairy, beef, swine and poultry industries. Distillers grains have alternative uses as burning fuel, fertilizer and weed inhibitors.

Dry mill ethanol processing potentially creates three forms of distillers grains, depending on the number of times the solids are passed through the dryer system: wet, modified wet and dried distillers grains. Wet distillers grains are processed wet cake that contains approximately 65% to 70% moisture. Wet distillers grains have a shelf life of approximately three days and can be sold only to dairies or feedlots within the immediate vicinity of an ethanol plant. Modified wet distillers grains, which have been dried further to approximately 50% to 55% moisture, have a slightly longer shelf life of approximately three weeks and are marketed to regional dairies and feedlots. Dried distillers grains, which have been dried more extensively to approximately 10% to 12% moisture, have an almost indefinite shelf life and may be stored, sold and shipped to any market regardless of its proximity to an ethanol plant.

Utilities

The production of ethanol requires significant amounts of natural gas, electricity and water.

Natural Gas. Ethanol plants produce process steam from their own boiler systems and dry the distillers grains co-product via a direct gas-fired dryer. Depending on certain production parameters, our ethanol plants are expected to use approximately 20,000 to 34,000 British Thermal Units, of natural gas per gallon of production. The price of natural gas can be volatile; therefore we use hedging strategies to mitigate increases in gas prices. We have entered into certain service agreements for the natural gas required by our ethanol plants and pay tariff fees to these providers for transporting the gas through their pipelines to our plants.

Electricity. Our plants require between 0.48 and 1.10 kilowatt hours of electricity per gallon of production. Local utilities supply necessary electricity to all of our ethanol plants at market-based rates.

Water. Although some of our plants expect to satisfy the majority of their water requirements from wells located on their respective properties, each anticipates that it will obtain potable water for certain processes from local municipal water sources at prevailing rates. Each facility operates a filtration system to purify the well water that is utilized for its operations. Local municipalities supply all of the necessary water for our plants that do not have onsite wells. Water quality is very important. Much of the water used in an ethanol plant is recycled back into the process. The plants require boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize minerals and substances that would harm the boiler. Recycled process water cannot be used for this purpose. Cooling tower water is deemed non-contact water (it does not come in contact with the mash) and, therefore, can be regenerated back into the cooling tower process.

Agribusiness Segment

We operate our agribusiness segment primarily through our wholly-owned subsidiary, Green Plains Grain Company LLC, which is a grain and farm supply business with three primary operating lines of business: bulk grain, agronomy and petroleum. We believe our agribusiness operations increase our operational efficiency, reduce commodity price and supply risks, and diversify our revenue streams.

Bulk Grain. We buy bulk grain, primarily corn and soybeans, from area producers and provide grain drying and storage services to those producers. The grain is then sold to grain processing companies and area livestock producers. We have grain storage capacity of approximately 18.6 million bushels, not including the on-site storage capacity at each of our plants. This capacity supports our grain merchandising activities and our Superior ethanol plant operations. These bulk grain commodities are readily traded on commodity exchanges and inventory values are affected by market changes and spreads. To attempt to reduce risk due to market fluctuations from purchase and sale commitments, we enter into exchange-traded futures and options contracts designed to serve as economic hedges.

Agronomy. We have agronomists on staff who consult and provide services to approximately 1,800 customers. The agronomy division also sells dry and liquid fertilizer and agricultural inputs, such as chemicals, seed and supplies that we buy wholesale, and provides application services to area producers. Having these experts on staff, coupled with the wide variety of agricultural products we offer, allows us to provide customized attention and build long-term relationships with our customers.

Petroleum. A portion of our business consists of selling diesel, soydiesel, blended gasoline and propane that we buy wholesale, primarily to agricultural producers and consumers. We believe this business line demonstrates our ability to provide a range of fuel products that support the local communities in which we are located.

We own approximately 134 acres of land in seven locations in Northwest Iowa, near our Superior ethanol plant, for our agribusiness operations with licensed grain storage capacity of approximately 15.8 million bushels, 3.6 million gallons of liquid fertilizer storage and 12,000 tons of dry fertilizer storage. We also own approximately 11 additional acres of land at our grain elevator in Essex, Iowa, near our Shenandoah ethanol plant, with licensed grain storage capacity of approximately 2.8 million bushels.

Seasonality is present within our agribusiness operations. The spring planting and fall harvest periods have the largest seasonal impact, directly impacting the quarterly operating results of our agribusiness segment. This seasonality generally results in higher revenues and stronger financial results for this segment during the second and fourth quarters while the financial results of the first and third quarters generally will reflect periods of lower activity with low to negative margins.

Marketing and Distribution Segment

We have an in-house, fee-based marketing business, Green Plains Trade Group LLC, which is responsible for the sales, marketing and distribution of all ethanol and distillers grains produced at our six production facilities. We also market and distribute ethanol for four third-party ethanol producers. Assuming full production capacity at each of our plants and those of our third-party ethanol producers, we would market approximately 840 mmgy of ethanol from ten plants. Our majority interest in Blendstar allows us to source, store, blend and distribute biodiesel and ethanol, including our production and that of other producers, across multiple states.

Marketing

We market our ethanol and that of our third-party producers to many different customers on a local, regional and national basis. Local markets are the easiest to service because of their close proximity to the related production facility. To achieve the best prices for the ethanol that we market, we sell into local, regional and national markets under sales agreements with integrated energy companies, jobbers, retailers, traders and resellers. Under these agreements, ethanol is priced under fixed and indexed pricing arrangements. Deliveries to the majority of the local markets, within 150 miles of the plants, are generally transported by truck, and deliveries to more distant markets are shipped by rail using major U.S. rail carriers.

The market for distillers grains generally consists of local markets for wet, modified wet and dried distillers grains, and national markets for dried distillers grains. If all of our distillers grains were marketed in the form of dried distillers grains, we expect that our ethanol plants would produce approximately 1.5 million tons of distillers grains annually. In addition, the market can be segmented by geographic region and livestock industry. The bulk of the current demand is for dried distillers grains delivered to geographic regions without significant local corn or ethanol production. Our market strategy includes shipping a substantial amount of distillers grains as dried distillers grains to regional and national markets by rail.

Most of our modified wet distillers grains are sold to midwestern feedlot markets. Our dried distillers grains are generally shipped to feedlot and poultry markets, as well as to Texas and west coast rail markets. Some of our distillers grains are shipped by truck to dairy, beef, and poultry operations in the eastern United States. Also, at certain times of the year, we transport product to the Mississippi River to be loaded on barges destined for export markets. We also ship by railcars into Eastern and Southeastern feed mill, poultry and dairy operations, as well as to domestic trade companies. Access to these markets allows us to move product into markets that are offering the highest net price.

Transportation and Delivery

Four of our plants are designed with unit-train load out capabilities and all have access to railroad mainlines. To meet the challenge of marketing ethanol and distillers grains to diverse market segments, five of our plants have extensive rail siding capable of handling more than 150 railcars at their production facilities while the sixth plant has rail siding that can accommodate approximately 90 railcars. At certain of our locations, we have large loop tracks which enable loading of unit trains of both ethanol and dried distillers grains, as well as spurs connecting the site’s rail loop to the railroad mainline or spurs that allow movement and storage of railcars on-site. These rail lines allow us to sell our products to various regional and national markets. The rail providers for our ethanol plants can switch cars to most of the other major railroads, allowing the plants to easily ship ethanol and distillers grains throughout the United States.

Ethanol Blending and Distribution

We hold a majority interest in Blendstar, a biofuels terminal operator that owns and operates biofuel holding tanks and terminals, and provides terminaling, splash blending and logistics solutions to markets that currently do not have efficient access to renewable fuels. Blendstar operates blending and terminaling facilities at one owned and eight leased locations on approximately 19 acres in seven states with a combined total storage capacity of approximately 700,000 gallons and throughput capacity of approximately 495 mmgy. These facilities are summarized below:

Facility Location	Storage Capacity (gallons)	Throughput Capacity (mmgy)
Birmingham, Alabama	120,000	96
Little Rock, Arkansas	30,000	36
Louisville, Kentucky	60,000	30
Bossier City, Louisiana(1)	-	60
Collins, Mississippi	120,000	84
Oklahoma City, Oklahoma	150,000	84
Tulsa, Oklahoma	-	24
Knoxville, Tennessee	60,000	21
Nashville, Tennessee	160,000	60

(1) Five acre facility is owned by Blendstar.

Risk Management and Hedging Activities

The profitability of our operations and our industry are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains and natural gas. Because the market prices among these commodities are not always correlated at times ethanol production may be unprofitable. Recently, the industry experienced several well-publicized bankruptcies, including VeraSun Energy Corporation and Aventine Renewable Energy Inc. We believe that ineffective commodity price risk management was a primary reason for these bankruptcies as ethanol producers had entered into fixed-price corn contracts, or built large inventory positions, in order to ensure corn supply. When corn and ethanol prices declined, these producers were unable to profitably produce ethanol given their higher feedstock costs.

We enter into forward contracts to supply a portion of our respective ethanol and distillers grains production or to purchase a portion of our respective corn or natural gas requirements in an attempt to partially offset the effects of volatility of ethanol, distillers grains, corn and natural gas prices. To a much lesser extent, we also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to physically receive or deliver the commodities involved. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the price of the commodity underlying the hedging agreement and the actual prices paid or received by us for the physical commodity bought or sold. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled in the same time frame as the physical commodity is either purchased (corn and natural gas) or sold (ethanol and distillers grains). Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol and distillers grains. We also vary the amount of hedging or other risk mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. By using a variety of risk management tools and hedging strategies, including our internally-developed real-time operating margin management system, we believe our approach to risk management allows us to monitor real-time operating price risk exposure at each of our plants and to respond quickly to lock in acceptable margins. In addition, our multiple business lines and revenue streams help diversify our operations and profitability.

Merger and Acquisition Activity

In October 2008, we completed a merger with VBV, LLC that resulted in our ownership of the Bluffton and Obion plants. Simultaneously with the closing of the merger, NTR, a leading international developer and operator in renewable energy and sustainable waste management and the majority equity holder of VBV prior to the merger, through its wholly-owned subsidiaries, invested $60 million in us by purchasing newly-issued shares of our common stock.

In January 2009, we acquired a majority interest in biofuel terminal operator Blendstar, LLC for $8.9 million. The acquisition of Blendstar was a strategic investment within the ethanol value chain whose operations are included in our marketing and distribution segment.

In July 2009, we acquired the membership interests in two limited liability companies that owned ethanol plants in Central City and Ord, Nebraska for approximately $121 million. These plants, which are a part of our ethanol production segment, were acquired to add to our overall ethanol and distillers grains production. The Central City and Ord plants added expected operating capacity totaling 150 mmgy.

Algae Joint Venture

In November 2008, we formed a joint venture to commercialize algae production as part of our commitment to next-generation biofuels. BioProcessAlgae LLC is a joint venture between us, Clarcor Inc., BioProcessH2O LLC and NTR. We own 25.5% of BioProcessAlgae. Using advanced photobioreactor technology developed from base technology licensed from BioProcessH2O, BioProcessAlgae currently is producing algae at a pilot plant located at our Shenandoah ethanol plant, sustained by the plant's recycled heat, water and carbon dioxide. We believe algae production fits well into our business model since we already engage in the business of marketing biofuel and feed products. The algae produced have the potential to be used for advanced bio-fuel production, high quality animal feed, or as biomass for energy production, but our current primary focus is on efficiently capturing carbon dioxide to grow and harvest algae.

Our Competition

Domestic Ethanol Competitors

We compete with numerous other ethanol producers located throughout the United States, several of which have much greater resources, in the sales of ethanol and distillers grains. In 2009, the three largest ethanol producers in North America were Archer-Daniels-Midland Company, POET, LLC and Valero Energy Corporation. We believe that our competitors’ expected managed production capacity and gallons marketed ranges between approximately 200 mmgy and approximately 1,500 mmgy. Based on production capacity as reported by Ethanol Producer Magazine, we believe we are the fourth largest ethanol producer in North America. According to Ethanol Producer Magazine, as of December 31, 2009, there were 185 ethanol-producing plants within the United States, capable of producing 11.8 billion gallons of ethanol annually. As of that date, several new plants were under construction or expanding their capacity. We believe that by the end of 2010, annual U.S. ethanol production capacity could be as much as 13.0 billion gallons.

Competition for corn supply from other ethanol plants and other corn consumers exists in all areas and regions in which our plants operate. According to Ethanol Producer Magazine, as of December 31, 2009, there were 38 operational ethanol plants in Iowa, one ethanol plant under construction, and three idle ethanol plants. The plants are concentrated, for the most part, in the northern and central regions of the state where a majority of the corn is produced. As of December 31, 2009, the state of Nebraska had 23 operating ethanol plants and three idle plants. The state of Indiana had ten operating ethanol plants, one under construction, and two idle ethanol plants. The state of Tennessee had only two operational ethanol production facilities.

Foreign Ethanol Competitors

We also face competition from foreign producers of ethanol and such competition may increase significantly in the future. Large international companies with much greater resources than ours have developed, or are developing, increased foreign ethanol production capacities. Brazil is the world’s second largest ethanol producer. Brazil makes ethanol primarily from sugarcane, a process which has historically been lower cost than producing ethanol from corn. This is due primarily to the fact that sugarcane does not need to go through the extensive cooking process to convert the feedstock to sugar. Several large companies produce ethanol in Brazil. For example, Royal Dutch Shell recently announced that it intends to form a joint venture with Cosan, Brazil’s largest ethanol producer, which when completed will be one of the world’s largest ethanol producers.

The Caribbean region is also eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large multinational companies have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol though transportation and infrastructure constraints may temper the market impact on the United States.

Other Competition

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies. Ethanol production technologies continue to evolve, and changes are expected to occur primarily in the area of ethanol made from cellulose obtained from other sources of biomass such as switchgrass or fast growing poplar trees. Because our plants are designed as single-feedstock facilities, we have limited ability to adapt the plants to a different feedstock or process system without additional capital investment and retooling.

Regulatory Matters

Government Ethanol Programs, Policies and Subsidies

In an effort to reduce this country’s dependence on foreign oil, federal and state governments have enacted numerous policies, incentives and subsidies to encourage the usage of domestically produced alternative fuel solutions. The American ethanol industry has benefited significantly as a direct result of these policies. While historically, the ethanol industry has been dependent on economic incentives, the need for such incentives may diminish as the acceptance of ethanol as a primary fuel and as a fuel extender continues to increase.

Passed in 2007 as part of the Energy Independence and Security Act, a federal Renewable Fuels Standard, or RFS has been and will continue to be a driving factor in the growth of ethanol usage. As mandated by the RFS, 12.0 billion gallons of conventional biofuels, which corn-based ethanol falls under, must be blended into the U.S. fuel supply in 2010. This requirement progressively increases up to 15.0 billion gallons by 2015.

To further drive growth in the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers have requested a waiver from the EPA to increase the amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. A final decision will not be publicly announced until June 2010 pending further tests of the higher blend mixture. However, preliminary assessments by the National Renewable Energy Laboratory and the EPA have suggested that newer vehicles that were manufactured after 2001 were able to use the higher blend product with no adverse effects. We believe this increased blend rate would have a significant positive impact on demand for ethanol.

Another major benefit to the industry is the Volumetric Ethanol Excise Tax Credit, or VEETC (often commonly referred to as the “blender’s credit”) created by the American Jobs Creation Act of 2004. This credit allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. Currently, the blender’s credit is set to expire in December 31, 2010. However, as has been done historically, we believe the credit will be extended prior to expiration. To ensure the blender’s credit spurs growth in domestic production, federal policy has insulated the domestic ethanol industry from foreign competition by levying a $0.54 per gallon tariff on all imported ethanol.

Changes in corporate average fuel economy, or CAFE, standards have also benefited the ethanol industry by encouraging use of E85 fuel products. CAFE provides an effective 54% efficiency bonus to flexible-fuel vehicles running on E85. Though E85 is not in widespread use today, auto manufacturers may find it attractive to build more flexible-fuel trucks and sport utility vehicles that are otherwise unlikely to meet CAFE standards.

In addition to these federal standards, many states have taken other steps in encouraging ethanol consumption. These governments use tax credits, mandated blend rates and subsidies as a method of preserving the environment, supporting this domestic industry, and improving the nation’s security by reducing its dependence on foreign oil.

Environmental and Other Regulation

Our ethanol production and agribusiness activities are subject to environmental and other regulations. We obtain environmental permits to construct and operate our ethanol plants.

Ethanol production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its final regulations on the Renewable Fuels Standard, or RFS 2. We believe these final regulations grandfather our plants at their current operating capacity, though expansion of our plants will need to meet a threshold of a 20% reduction in GHG emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS 2 mandate. In order to expand capacity at our plants, we may be required to obtain additional permits, install advanced technology such as corn oil extraction, or reduce drying of certain amounts of distillers grains.

Separately, the California Air Resources Board has adopted a Low Carbon Fuel Standard requiring a 10% reduction in GHG emissions from transportation fuels by 2020. An Indirect Land Use Change component is included in this lifecycle GHG emissions calculation, though this standard is being challenged by numerous lawsuits.

Part of our business is regulated by environmental laws and regulations governing the labeling, use, storage, discharge and disposal of hazardous materials. Our agribusiness operations are subject to government regulation and regulation by certain private sector associations. Production levels, markets and prices of the grains we merchandise are affected by federal government programs, which include acreage control and price support programs of the U.S. Department of Agriculture, or USDA. In addition, grain that we sell must conform to official grade standards imposed by the USDA. Other examples of government policies that can have an impact on our business include tariffs, duties, subsidies, import and export restrictions and outright embargos.

We also employ maintenance and operations personnel at each of our ethanol plants. In addition to the attention that we place on the health and safety of our employees, the operations at our facilities are governed by the regulations of the Occupational Safety and Health Administration, or OSHA.

Employees

As of December 31, 2009, we had 438 full-time, part-time and temporary or seasonal employees. At that date, we employed 58 people, which includes 27 employees of Green Plains Trade, at our corporate office in Omaha, 106 employees at Green Plains Grain, eight employees at Blendstar and the remainder at our six ethanol plants.

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

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS.

We operate in an evolving industry that presents numerous risks. Many of these risks are beyond our control and are driven by factors that often cannot be predicted. Investors should carefully consider the risk factors set forth below, as well as the other information appearing in this report, before making any investment in our securities. If any of the risks described below or in the documents incorporated by reference in this report actually occur, our financial results, financial condition or stock price could be materially adversely affected. These risk factors should be considered in conjunction with the other information included in this report.

Risks relating to our business and industry

We have a limited operating history and our business may not be as successful as envisioned.

We began our business in 2004; however, our first ethanol production facility did not commence operations until August 2007, and the fourth quarter of 2009 represents the first full quarter during which all of our current plants were operating at capacity. Accordingly, we have a limited operating history from which you can evaluate our business and prospects. In addition, our prospects must be considered in light of the risks and uncertainties encountered by a company with limited operating history in rapidly-evolving markets, such as the ethanol market, where supply and demand may change significantly in a short amount of time.

Some of these risks relate to our potential inability to:

•

effectively manage our business and operations;

•

successfully execute plans to sell ethanol at prices and on terms favorable to us;

•

recruit and retain key personnel;

•

successfully maintain a low-cost structure through the expansion of scale in business;

•

manage rapid growth in personnel and operations; and

•

successfully address the other risks described throughout this report.

If we cannot successfully address these risks, our business and our results of operations and financial position may suffer.

Our results of operations and ability to operate at a profit is largely dependent on managing the spread among the prices of corn, natural gas, ethanol and distillers grains, the prices of which are subject to significant volatility and uncertainty.

The results of our ethanol production business are highly impacted by commodity prices, including the spread between the cost of corn and natural gas that we must purchase, and the price of ethanol and distillers grains that we sell. Prices and supplies are subject to and determined by market forces over which we have no control, such as weather, domestic and global demand, shortages, export prices, and various governmental policies in the United States and around the world. As a result of price volatility for these commodities, our operating results may fluctuate substantially. Increases in corn prices or natural gas or decreases in ethanol or distillers grains prices may make it unprofitable to operate our plants. No assurance can be given that we will be able to purchase corn and natural gas at, or near, current prices and that we will be able to sell ethanol or distillers grains at, or near, current prices. Consequently, our results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol and distillers grains.

In early 2006, the spread between ethanol and corn prices was at historically high levels, driven in large part by oil companies removing a competitive product, methyl tertiary butyl ether, or MTBE, from the fuel stream and replacing it with ethanol in a relatively short time period. However, since that time, this spread has fluctuated widely and narrowed significantly. Fluctuations are likely to continue to occur. A sustained narrow spread or any further reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect our results of operations and financial position. Further, combined revenues from sales of ethanol and distillers grains could decline below our marginal cost of production, which could cause us to suspend production of ethanol and distillers grains at some or all of our plants.

Our risk management strategies, including hedging transactions, may be ineffective and may expose us to decreased liquidity.

In an attempt to partially offset the effects of volatility of ethanol, distillers grains, corn and natural gas prices, we enter into forward contracts to sell a portion of our respective ethanol and distillers grains production or to purchase a portion of our respective corn or natural gas requirements. To a much lesser extent, we also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas, ethanol and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to physically receive or deliver the commodities involved. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the price of the commodity underlying the hedging agreement and the actual prices paid or received by us for the physical commodity bought or sold. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled in the same time frame as the physical commodity is either purchased (corn and natural gas) or sold (ethanol and distillers grains). Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol and distillers grains. We also vary the amount of hedging or other risk mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. We cannot assure you that our risk management and hedging activities will be effective in offsetting the effects of volatility. If we fail to offset such volatility, our results of operations and financial position may be adversely affected.

We also attempt to reduce the market risk associated with fluctuations in commodity prices through the use of derivative financial instruments. Sudden changes in commodity prices may require cash deposits with brokers, or margin calls. Depending on our open derivative positions, we may require additional liquidity with little advance notice to meet margin calls. As part of our risk management strategy, we have routinely had to, and in the future will likely be required to, cover margin calls. While we continuously monitor our exposure to margin calls, we cannot guarantee you that we will be able to maintain adequate liquidity to cover margin calls in the future.

Price volatility of each commodity that we buy and sell could each adversely affect our results of operations and our ability to operate at a profit.

Corn. Because ethanol competes with non-corn derived fuels, we generally are unable to pass along increased corn costs to our customers. At certain levels, corn prices may make ethanol uneconomical to produce. There is significant price pressure on local corn markets caused by nearby ethanol plants, livestock industries and other corn consuming enterprises. Additionally, local corn supplies and prices could be adversely affected by rising prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets, or damaging growing conditions such as plant disease or adverse weather.

Natural Gas. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control, such as weather conditions, overall economic conditions, and foreign and domestic governmental regulation and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial position.

Ethanol. Our revenues are dependent on market prices for ethanol. These market prices can be volatile as a result of a number of factors, including, but not limited to, the availability and price of competing fuels, the overall supply and demand for ethanol and corn, the price of gasoline and corn, and the level of government support.

Ethanol is marketed as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of the gasoline with which it is blended and, to a lesser extent, as a gasoline substitute. As a result, ethanol prices are influenced by the supply of and demand for gasoline. Our results of operations may be materially harmed if the demand for, or the price of, gasoline decreases. Conversely, a prolonged increase in the price of, or demand for, gasoline could lead the U.S. government to relax import restrictions on foreign ethanol that currently benefit us.

Distillers Grains. Distillers grains compete with other protein-based animal feed products. The price of distillers grains may decrease when the prices of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which these products are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains.

Historically, sales prices for distillers grains has tracked along with the price of corn. However, there have been occasions when the price increase for this co-product has lagged behind increases in corn prices. In addition, our distillers grains co-product competes with products made from other feedstocks, the cost of which may not have risen as corn prices have risen. Consequently, the price we may receive for distillers grains may not rise as corn prices rise, thereby lowering our cost recovery percentage relative to corn.

Due to recent and planned industry increases in U.S. dry mill ethanol production, the production of distillers grains in the United States has increased dramatically, and this trend may continue. This may cause distillers grains prices to fall in the United States, unless demand increases or other market sources are found. To date, demand for distillers grains in the United States has increased roughly in proportion to supply. We believe this is because U.S. farmers use distillers grains as a feedstock, and distillers grains are slightly less expensive than corn, for which it is a substitute. However, if prices for distillers grains in the United States fall, it may have a material adverse effect on our business.

Our existing debt arrangements require us to abide by certain restrictive loan covenants that may hinder our ability to operate and reduce our profitability.

The loan agreements governing secured debt financing at our subsidiaries contain a number of restrictive affirmative and negative covenants. These covenants limit the ability of our subsidiaries to, among other things, incur additional indebtedness, make capital expenditures above certain limits, pay dividends, merge or consolidate, or dispose of substantially all of their assets.

We are also required to maintain specified financial ratios, including minimum cash flow coverage, minimum working capital and minimum net worth. Some of our loan agreements require us to utilize a portion of any excess cash flow generated by operations to prepay the respective term debt. A breach of any of these covenants or requirements could result in a default under our loan agreements. If any of our subsidiaries default, and if such default is not cured or waived, our lenders could, among other remedies, accelerate their debt and declare that debt immediately due and payable. If this occurs, we may not be able to repay such debt or borrow sufficient funds to refinance. Even if new financing is available, it may not be on terms that are acceptable. No assurance can be given that the future operating results of our subsidiaries will be sufficient to achieve compliance with such covenants and requirements, or in the event of a default, to remedy such default.

In the past, we have received waivers from our lenders for failure to meet certain financial covenants and have amended our subsidiary loan agreements to change these covenants if they have not been met. For example, during 2009, loan agreements for Bluffton, Obion and Superior were amended to reduce certain financial covenants related to working capital and net worth balances. No assurance can be given that, if we are unable to comply with these covenants in the future, we will be able to obtain the necessary waivers or amend our subsidiary loan agreements to prevent a default.

The ethanol industry is highly dependent on government usage mandates affecting ethanol production and favorable tax benefits for ethanol blending and any changes to such regulation could adversely affect the market for ethanol and our results of operations.

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The RFS mandate level for 2010 of 12.0 billion gallons approximates current domestic production levels. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the blender’s credit and the RFS. Any significant increase in production capacity beyond the RFS level might have an adverse impact on ethanol prices. Additionally, the RFS mandate with respect to ethanol derived from grain could be reduced or waived entirely. A reduction or waiver of the RFS mandate could adversely affect the prices of ethanol and our future performance.

The American Jobs Creation Act of 2004 created the volumetric ethanol excise tax credit, or VEETC, which is currently set to expire on December 31, 2010. Referred to as the blender’s credit, VEETC provides companies with a tax credit to blend ethanol with gasoline. The Food, Conservation and Energy Act of 2008, or the 2008 Farm Bill, amended the amount of tax credit provided under VEETC to 45 cents per gallon of pure ethanol and 38 cents per gallon for E85, a blended motor fuel containing 85% ethanol and 15% gasoline. The elimination or further reduction of VEETC or other federal tax incentives to the ethanol industry would likely have a material adverse impact on our business by reducing demand and price for the ethanol we produce.

Federal law mandates the use of oxygenated gasoline. If these mandates are repealed, the market for domestic ethanol would be diminished significantly. Additionally, flexible-fuel vehicles receive preferential treatment in meeting corporate average fuel economy, or CAFE, standards. However, high blend ethanol fuels such as E85 result in lower fuel efficiencies. Absent the CAFE preferences, it may be unlikely that auto manufacturers would build flexible-fuel vehicles. Any change in these CAFE preferences could reduce the growth of E85 markets and result in lower ethanol prices.

To the extent that such federal or state laws are modified, the demand for ethanol may be reduced, which could negatively and materially affect our ability to operate profitably.

Future demand for ethanol is uncertain and may be affected by changes to federal mandates, public perception and consumer acceptance, any of which could negatively affect demand for ethanol and our results of operations.

Ethanol production from corn has not been without controversy. Although many trade groups, academics and governmental agencies have supported ethanol as a fuel additive that promotes a cleaner environment, including the recently-released EPA regulations on the Renewable Fuel Standard program, others have criticized ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels and potentially depleting water resources. Some studies have suggested that corn-based ethanol is less efficient than ethanol produced from switchgrass or wheat grain and that it negatively impacts consumers by causing prices for dairy, meat and other foodstuffs from livestock that consume corn to increase. Additionally, ethanol critics contend that corn supplies are redirected from international food markets to domestic fuel markets. If negative views of corn-based ethanol production gain acceptance, support for existing measures promoting use and domestic production of corn-based ethanol could decline, leading to reduction or repeal of federal mandates which would adversely affect the demand for ethanol. These views could also negatively impact public perception of the ethanol industry and acceptance of ethanol as an alternative fuel.

Beyond the federal mandates, there are limited markets for ethanol. Discretionary blending and E85 blending is an important secondary market. Discretionary blending is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. A reduction in the demand for our products may depress the value of our products, erode our margins, and reduce our ability to generate revenue or to operate profitably. Consumer acceptance of E85 fuels and flexible-fuel technology vehicles is needed before ethanol can achieve any significant growth in market share.

Increased federal support of cellulosic ethanol may result in reduced incentives to corn-derived ethanol producers.

Recent legislation, such as the American Recovery and Reinvestment Act of 2009 and the Energy Independence and Security Act of 2007, provides numerous funding opportunities in support of cellulosic ethanol, which is obtained from other sources of biomass such as switchgrass and fast growing poplar trees. In addition, the amended RFS mandates an increasing level of production of biofuels that are not derived from corn. Federal policies suggest a long-term political preference for cellulosic processes using alternative feedstocks such as switchgrass, silage, wood chips or other forms of biomass. Cellulosic ethanol has a smaller carbon footprint because the feedstock does not require energy-intensive fertilizers and industrial production processes. Additionally, cellulosic ethanol is favored because it is unlikely that foodstuff is being diverted from the market. Several cellulosic ethanol plants are under development. As research and development programs persist, there is the risk that cellulosic ethanol could displace corn ethanol. In addition, any replacement of federal incentives from corn-based to cellulosic-based ethanol production may reduce our profitability.

Our plants are designed as single-feedstock facilities and would require significant additional investment to convert to the production of cellulosic ethanol. Additionally, our plants are strategically located in high-yield, low-cost corn production areas. At present, there is limited supply of alternative feedstocks near our facilities. As a result, the adoption of cellulosic ethanol and its use as the preferred form of ethanol would have a significant adverse impact on our business.

Any inability to maintain required regulatory permits may impede or completely prohibit our ability to successfully operate our plants. Additionally, any change in environmental and safety regulations, or violations thereof, could impede our ability to successfully operate our businesses.

Our ethanol production and agribusiness segments are subject to extensive air, water and other environmental regulation. We have had to obtain a number of environmental permits to construct and operate our plants. Ethanol production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. In addition, the governing state agencies could impose conditions or other restrictions in the permits that are detrimental to us or which increase our costs above those required for profitable operations. Any such event could have a material adverse effect on our operations, cash flows and financial position.

Environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations. Furthermore, ongoing plant operations are governed by OSHA. OSHA regulations may change in a way that increases the costs of operations at our plants. If any of these events were to occur, they could have a material adverse impact on our operations, cash flows and financial position.

Part of our business is regulated by environmental laws and regulations governing the labeling, use, storage, discharge and disposal of hazardous materials. Because we use and handle hazardous substances in our businesses, changes in environmental requirements or an unanticipated significant adverse environmental event could have a material adverse effect on our business. We cannot assure you that we have been, or will at all times be, in compliance with all environmental requirements, or that we will not incur material costs or liabilities in connection with these requirements. Private parties, including current and former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us, or contained in its products. We are also exposed to residual risk because some of our facilities and land may have environmental liabilities arising from their prior use. In addition, changes to environmental regulations may require us to modify existing plant and processing facilities and could significantly increase the cost of those operations.

Our business is affected by the regulation of greenhouse gases, or GHG, and climate change. New climate change regulations could impede our ability to successfully operate our business.

Our plants emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its final regulations on RFS 2. We believe these final regulations grandfather our plants at their current operating capacity, though expansion of our plants will need to meet a threshold of a 20% reduction in GHG emissions from a 2005 baseline measurement for the ethanol over current capacity to be eligible for the RFS 2 mandate. Additionally, legislation is pending in Congress on a comprehensive carbon dioxide regulatory scheme, such as a carbon tax or cap-and-trade system. In order to expand capacity at our plants, we may have to apply for additional permits, install advanced technology such as corn oil extraction, or reduce drying of certain amounts of distillers grains. We may also be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with other future law or regulation. Compliance with future law or regulation of carbon dioxide, or if we choose to expand capacity at certain of our plants, compliance with then-current regulation of carbon dioxide, could be costly and may prevent us from operating our plants as profitably, which may have a material adverse impact on our operations, cash flows and financial position.

The California Air Resources Board has adopted a Low Carbon Fuel Standard requiring a 10% reduction in GHG emissions from transportation fuels by 2020. Additionally, an Indirect Land Use Change, or ILUC, component is included in the lifecycle GHG emissions calculation. While this standard is currently being challenged by various lawsuits, implementation of such a standard may have an adverse impact on our market for corn-based ethanol if it is determined that in California corn-based ethanol fails to achieve lifecycle GHG emission reductions.

Our agribusiness business is subject to significant governmental and private sector regulations.

Our agribusiness operations are subject to government regulation and regulation by certain private sector associations, compliance with which can impose significant costs on our business. Failure to comply with such regulations can result in additional costs, fines or criminal action. Production levels, markets and prices of the grains we merchandise are affected by federal government programs, which include acreage control and price support programs of the USDA. In addition, grain that we sell must conform to official grade standards imposed by the USDA. Other examples of government policies that can have an impact on our business include tariffs, duties, subsidies, import and export restrictions and outright embargos. Changes in government policies and producer supports may impact the amount and type of grains planted, which in turn, may impact our ability to buy grain in our market region. Because a portion of our grain sales are to exporters, the imposition of export restrictions could limit our sales opportunities.

Our agribusiness segment is affected by the supply and demand of commodities, and is sensitive to factors that are often outside of our control.

Within our agribusiness segment, we compete with other grain merchandisers, grain processors and end-users for the purchase of grain, as well as with other grain merchandisers, private elevator operators and cooperatives for the sale of grain. Many of our grain competitors are significantly larger and compete in more diverse markets, and our failure to compete effectively would impact our profitability.

We buy and sell various other commodities within our agribusiness division, some of which are readily traded on commodity futures exchanges. For example, we sell agronomy products to producers which necessitates the purchase of large volumes of fertilizer and chemicals for retail sale. Fixed-price purchase obligations and carrying inventories of these products subject us to the risk of market price fluctuations for periods of time between the time of purchase and final sale. Weather, economic, political, environmental and technological conditions and developments, both local and worldwide, as well as other factors beyond our control, can affect the supply and demand of these commodities and expose them to liquidity pressures due to rapidly rising or falling market prices. Changes in the supply and demand of these commodities can also affect the value of inventories held for resale, as well as the price of raw materials. Fluctuating costs of inventory and prices of raw materials could decrease operating margins and adversely affect profitability.

While our grain business hedges the majority of its grain inventory positions with derivative instruments to manage risk associated with commodity price changes, including purchase and sale contracts, we are unable to hedge all of the price risk of each transaction due to timing, unavailability of hedge contract counterparties and third-party credit risk. Furthermore, there is a risk that the derivatives we employ will not be effective in offsetting the changes associated with the risks we are attempting to manage. This can happen when the derivative and the hedged item are not perfectly matched. Our grain derivatives, for example, do not hedge the basis pricing component of our grain inventory and contracts. Basis is defined as the difference between the cash price of a commodity in one of our grain facilities and the nearest in time exchange-traded futures price. Differences can reflect time periods, locations or product forms. Although the basis component is smaller and generally less volatile than the futures component of grain market prices, significant unfavorable basis movement on grain positions as large as ours may significantly impact our profitability.

Our debt level could negatively impact our financial condition, results of operations and business prospects.

As of December 31, 2009, our total debt was $457.0 million. Our level of debt could have significant consequences to our shareholders, including the following:

•

requiring the dedication of a substantial portion of cash flow from operations to make payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•

requiring a substantial portion of our corporate cash reserves to be held as a reserve for debt service, limiting our ability to invest in new growth opportunities;

•

limiting the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;

•

limiting the flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

•

increasing our vulnerability to both general and industry-specific adverse economic conditions;

•

being at a competitive disadvantage against less leveraged competitors;

•

being vulnerable to increases in prevailing interest rates;

•

subjecting all or substantially all of our assets to liens, which means that there may be no assets left for shareholders in the event of a liquidation; and

•

limiting our ability to make business and operational decisions regarding our business and subsidiaries, including, among other things, limiting our ability to pay dividends to our respective shareholders, make capital improvements, sell or purchase assets or engage in transactions deemed appropriate and in our best interest.

Most of our debt bears interest at variable rates, which creates exposure to interest rate risk. If interest rates increase, our debt service obligations with respect to the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

We operate in capital intensive businesses and rely on cash generated from operations and external financing. Limitations on access to external financing could adversely affect our operating results.

Some ethanol producers have faced financial distress recently, culminating with bankruptcy filings by several companies. This, in combination with continued volatility in the capital markets has resulted in reduced availability of capital for the ethanol industry generally. Construction of our plants and anticipated levels of required working capital were funded under long-term credit facilities. Increases in liquidity requirements could occur due to, for example, increased commodity prices. Our operating cash flow is dependent on our ability to profitably operate our businesses and overall commodity market conditions. In addition, we may need to raise additional financing to fund growth of our businesses. In this market environment, we may experience limited access to incremental financing. This could cause us to defer or cancel growth projects, reduce our business activity or, if we are unable to meet our debt repayment schedules, cause a default in our existing debt agreements. These events could have a materially adverse effect on our operations and financial position.

Our subsidiaries’ debt facilities have ongoing payment requirements which we generally expect to meet from their operating cash flow. Our ability to repay current and anticipated future indebtedness will depend on our financial and operating performance and on the successful implementation of our business strategies. Our financial and operational performance will depend on numerous factors including prevailing economic conditions, volatile commodity prices, and financial, business and other factors beyond our control. If we cannot pay our debt service, we may be forced to reduce or delay capital expenditures, sell assets, restructure our indebtedness or seek additional capital. If we are unable to restructure our indebtedness or raise funds through sales of assets, equity or otherwise, our ability to operate could be harmed and the value of our stock could be significantly reduced.

We are a holding company, and there are limitations on our ability to receive distributions from our subsidiaries.

We conduct most of our operations through subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to generate free cashflow. Moreover, some of our subsidiaries are currently, or are expected in the future to be, limited in their ability to pay dividends or make distributions to us by the terms of their financing agreements. Consequently, we are not able to rely on the cash flow from one subsidiary to satisfy the loan obligations of another subsidiary. As a result, if a subsidiary is unable to satisfy its loan obligations, we may not be able to prevent a default on the loan by providing additional cash to that subsidiary, even if sufficient cash exists elsewhere in our consolidated organization.

Increased ethanol industry penetration by oil companies or other multinational companies may adversely impact our margins.

We operate in a very competitive environment. The ethanol industry is primarily comprised of smaller entities that engage exclusively in ethanol production and large integrated grain companies that produce ethanol along with their base grain businesses. We face competition for capital, labor, corn and other resources from these companies. Until recently, oil companies, petrochemical refiners and gasoline retailers have not been engaged in ethanol production to a large extent. These companies, however, form the primary distribution networks for marketing ethanol through blended gasoline. During the past year, several large oil companies have entered the ethanol production market. If these companies increase their ethanol plant ownership or other oil companies seek to engage in direct ethanol production, there will be less of a need to purchase ethanol from independent ethanol producers like us. Such a structural change in the market could result in a material adverse effect on our operations, cash flows and financial position.

We operate in a highly competitive industry.

In the United States, we compete with other corn processors and refiners, including Archer-Daniels-Midland Company, POET, LLC and Valero Energy Corporation. Some of our competitors are divisions of larger enterprises and have greater financial resources than we do. Although some of our competitors are larger than we are, we also have many smaller competitors. Farm cooperatives comprised of groups of individual farmers have been able to compete successfully. As of December 31, 2009, the top ten domestic producers accounted for approximately 47% of all production. If our competitors consolidate or otherwise grow and we are unable to similarly increase our size and scope, our business and prospects may be significantly and adversely affected.

Our competitors also include plants owned by farmers who earn their livelihood through the sale of corn, and competitors whose primary business is oil refining and retail gasoline sales. Hence, these competitors may not be as focused on obtaining optimal value for their produced ethanol as we are.

Depending on commodity prices, foreign producers may produce ethanol at a lower cost than we can, which may result in lower ethanol prices which would adversely affect our financial results.

There is a risk of foreign competition in the ethanol industry. Brazil is currently the second largest ethanol producer in the world. Brazil’s ethanol production is sugar-cane based, as opposed to corn based, and has historically been less expensive to produce. Other foreign producers may be able to produce ethanol at lower input costs, including costs of feedstock, facilities and personnel, than we can.

At present, there is a $0.54 per gallon tariff on foreign ethanol. However, this tariff might not be sufficient to deter overseas producers from importing ethanol into the domestic market, resulting in depressed ethanol prices. It is also important to note that the tariff on foreign ethanol is the subject of ongoing controversy and disagreement amongst lawmakers. Many lawmakers attribute increases in food prices to growth in the ethanol industry. They see foreign competition in ethanol production as a means of reducing food prices. Additionally, the tariff on ethanol is controversial internationally because critics contend that it diverts corn from export and impedes Latin American agricultural development.

Ethanol produced or processed in numerous countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large multinational companies have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. As a result, our business faces a threat from imported ethanol either from Brazil, even with the import tariff, or from a Caribbean Basin source. While transportation and infrastructure constraints may temper the market impact throughout the United States, competition from imported ethanol may affect our ability to sell our ethanol profitably, which may have a material adverse effect on our operations, cash flows and financial position.

If significant additional foreign ethanol production capacity is created, such facilities could create excess supplies of ethanol on world markets, which may result in lower prices of ethanol throughout the world, including the United States. Such foreign competition is a risk to our business. Further, if the tariff on foreign ethanol is ever lifted, overturned, reduced, repealed or expires, our ability to profitably compete with low-cost international producers could be impaired. Any penetration of ethanol imports into the domestic market may have a material adverse effect on our operations, cash flows and financial position.

Our success may depend on our ability to manage our growing and changing operations.

Since our formation in 2004, our business has grown significantly in size and complexity. This growth has placed, and is expected to continue to place, significant demands on our management, systems, internal controls and financial and physical resources. Much of our operations are decentralized at our various facilities, with many functions being performed at the local level. This requires us to expend significant resources implementing and monitoring compliance at the local level. In addition, we expect that we will need to further develop our financial and managerial controls and reporting systems to accommodate future growth. This will require us to incur expenses related to hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. Our inability to manage growth effectively could have a material adverse effect on our results of operations, financial position and cash flows.

We may fail to realize all of the anticipated benefits of mergers and acquisitions that we have undertaken or may undertake because of integration challenges.

We have increased the size of our operations significantly through mergers and acquisitions and intend to continue to explore potential merger or acquisition opportunities. The anticipated benefits and cost savings of such mergers and acquisitions may not be realized fully, or at all, or may take longer to realize than expected. Acquisitions involve numerous risks, any of which could harm our business, including:

•

difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and personnel of the target and realizing the anticipated synergies of the combined businesses;

•

risks relating to environmental hazards on purchased sites;

•

risks relating to acquiring or developing the infrastructure needed for facilities or acquired sites, including access to rail networks;

•

difficulties in supporting and transitioning customers, if any, of the target company;

•

diversion of financial and management resources from existing operations;

•

the purchase price or other devoted resources may exceed the value realized, or the value we could have realized if the purchase price or other resources had been allocated to another opportunity;

•

risks of entering new markets or areas in which we have limited or no experience, or are outside our core competencies;

•

potential loss of key employees, customers and strategic alliances from either our current business or the business of the target;

•

assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products; and

•

inability to generate sufficient revenue to offset acquisition costs and development costs.

We also may pursue growth through joint ventures or partnerships. Partnerships and joint ventures typically involve restrictions on actions that the partnership or joint venture may take without the approval of the partners. These types of provisions may limit our ability to manage a partnership or joint venture in a manner that is in our best interest but is opposed by our other partner or partners.

Future acquisitions may involve the issuance of equity securities as payment or in connection with financing the business or assets acquired and, as a result, could dilute your ownership interest. In addition, additional debt may be necessary in order to complete these transactions, which could have a material adverse effect on our financial condition. The failure to successfully evaluate and execute acquisitions or joint ventures or otherwise adequately address the risks associated with acquisitions or joint ventures could have a material adverse effect on our business, results of operations and financial condition.

We have had a history of operating losses and may incur future operating losses.

We have had a history of operating losses and may incur operating losses in the future, which could be substantial. Although we recently achieved profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis, which could result in a decrease in the trading price of our common stock.

Our ability to use our net operating losses to offset future taxable income will be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs will be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Internal Revenue Code. Furthermore, our ability to utilize NOLs of any companies that we may acquire in the future may be subject to limitations. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income will be subject to limitations, which could potentially result in increased future tax liability to us.

Our ability to successfully operate is dependent on the availability of energy and water at anticipated prices.

Our plants require a significant and uninterrupted supply of natural gas, electricity and water to operate. We rely on third parties to provide these resources. We cannot assure you that we will be able to secure an adequate supply of energy or water to support current and expected plant operations. If there is an interruption in the supply of energy or water for any reason, such as supply, delivery or mechanical problems, we may be required to halt production. If production is halted for an extended period of time, it may have a material adverse effect on our operations, cash flows and financial position.

Replacement technologies are under development that might result in the obsolescence of corn-derived ethanol or our process systems.

Ethanol is primarily an additive and oxygenate for blended gasoline. Although use of oxygenates is currently mandated, there is always the possibility that a preferred alternative product will emerge and eclipse the current market. Critics of ethanol blends argue that ethanol decreases fuel economy, causes corrosion of ferrous components and damages fuel pumps. Any alternative oxygenate product would likely be a form of alcohol (like ethanol) or ether (like MTBE). Prior to federal restrictions and ethanol mandates, MTBE was the dominant oxygenate. It is possible that other ether products could enter the market and prove to be environmentally or economically superior to ethanol. It is also possible that alternative biofuel alcohols such as methanol and butanol could evolve into ethanol replacement products.

Research is currently underway to develop other products that could directly compete with ethanol and may have more potential advantages than ethanol. Advantages of such competitive products may include, but are not limited to: lower vapor pressure, making it easier to add gasoline; energy content closer to or exceeding that of gasoline, such that any decrease in fuel economy caused by the blending with gasoline is reduced; an ability to blend at a higher concentration level for use in standard vehicles; reduced susceptibility to separation when water is present; and suitability for transportation in gas pipelines. Such products could have a competitive advantage over ethanol, making it more difficult to market our ethanol, which could reduce our ability to generate revenue and profits.

New ethanol process technologies may emerge that require less energy per gallon produced. The development of such process technologies would result in lower production costs. Our process technologies may become outdated and obsolete, placing us at a competitive disadvantage against competitors in the industry. The development of replacement technologies may have a material adverse effect on our operations, cash flows and financial position.

Our revenue from the sale of distillers grains depends upon its continued market acceptance as an animal feed.

Distillers grains is a co-product from the fermentation of various crops, including corn, to produce ethanol. The U.S. Food and Drug Administration’s, or FDA’s, Center for Veterinary Medicine has expressed concern about potential animal and human health hazards from the use of distillers grains as an animal feed. As a result, the market value of this co-product could be diminished if the FDA were to introduce regulations that limit the sale of distillers grains in the domestic market or for export to international markets, which in turn would have a negative impact on our profitability. In addition, if public perception of distillers grains as an acceptable animal feed were to change or if the public became concerned about the impact of distillers grains in the food supply, the market for distillers grains would be negatively impacted, which would have a negative impact on our profitability.

Our operating results may suffer if our marketing and sales efforts are not effective.

We have established our own marketing, transportation and storage infrastructure. We lease tanker railcars and have contracted with storage depots near our customers and at strategic locations for efficient delivery of our finished ethanol product. We have also hired a marketing and sales force, as well as logistical and other operational personnel to staff our distribution activities. The marketing, sales, distribution, transportation, storage or administrative efforts we have implemented may not achieve expected results. Any failure to successfully execute these efforts would have a material adverse effect on our results of operations and financial position. Our financial results also may be adversely affected by our need to establish inventory in storage locations to fulfill our marketing and distribution contracts.

We are exposed to credit risk resulting from the possibility that a loss may occur from the failure of our contractual counterparties to perform according to the terms of our agreements.

In selling ethanol and distillers grains, we may experience concentrations of credit risk from a variety of customers, including major integrated oil companies, large independent refiners, petroleum wholesalers, other marketers and jobbers. We are also exposed to credit risk resulting from sales of grain to large commercial buyers, including other ethanol plants. Our fixed-price forward contracts also result in credit risk when prices change significantly prior to delivery. We continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. Concentrations of credit risk with respect to inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs. The inability of a third party to make payments to us for our accounts receivable or to provide inventory to us on advances made may cause us to experience losses and may adversely impact our liquidity and our ability to make our payments when due.

A loss may occur from the failure of our counterparties to perform according to the terms of their marketing agreements.

Under our third-party marketing agreements, we purchase all of our third-party producers’ ethanol production. In turn, we sell the ethanol in various markets for future deliveries. Under these marketing agreements, the third-party producers are not obligated to produce any minimum amount of ethanol and we cannot assure you that we will receive the full amount of ethanol that these third-party plants are expected to produce. The interruption or curtailment of production by any of our third-party producers for any reason could cause us to be unable to deliver quantities of ethanol sold under the contracts. As a result, we may be forced to purchase replacement quantities of ethanol at higher prices to fulfill these contractual obligations. However, these recoveries would be dependent on our third-party producer’s ability to pay, and in the event they were unable to pay, our profitability could be materially and adversely impacted.

We are exposed to potential business disruption from factors outside our control, including natural disasters, seasonality, severe weather conditions, accidents, and unforeseen plant shutdowns, any of which could adversely affect our cash flows and operating results.

Potential business disruption in available transportation due to natural disasters, significant track damage resulting from a train derailment, or strikes by our transportation providers could result in delays in procuring and supplying raw materials to our ethanol or grain facilities, or transporting ethanol and distillers grains to our customers. We also run the risk of unforeseen operational issues that may result in an extended plant shutdown. Such business disruptions would cause the normal course of our business operations to stall and may result in our inability to meet customer demand or contract delivery requirements, as well as the potential loss of customers.

Many of our grain business activities, as well as corn procurement for our ethanol plants, are dependent on weather conditions. Adverse weather may result in a reduction in the sales of fertilizer or pesticides during typical application periods, a reduction in grain harvests caused by inadequate or excessive amounts of rain during the growing season, or by overly wet conditions, an early freeze or snowy weather during the harvest season. Additionally, corn stored in an open pile may become damaged by too much rain and warm weather before the corn is dried, shipped, consumed or moved into a storage structure.

Casualty losses may occur for which we have not secured adequate insurance.

We have acquired insurance that we believe to be adequate to prevent loss from foreseeable risks. However, events occur for which no insurance is available or for which insurance is not available on terms that are acceptable to us. Loss from such an event, such as, but not limited to, earthquake, tornados, war, riot, terrorism or other risks, may not be insured and such a loss may have a material adverse effect on our operations, cash flows and financial position.

Our Obion, Tennessee plant is located within a recognized seismic zone. The design of this facility has been modified to fortify it to meet structural requirements for that region of the country. We have also obtained additional insurance coverage specific to earthquake risk for this plant. However, there is no assurance that this facility would remain in operation if a seismic event were to occur.

If our internal computer network and applications suffer disruptions or fail to operate as designed, our operations will be disrupted and our business may be harmed.

We rely on network infrastructure and enterprise applications, and internal technology systems for our operational, marketing support and sales, and product development activities. The hardware and software systems related to such activities are subject to damage from earthquakes, floods, lightning, tornadoes, fire, power loss, telecommunication failures and other similar events. They are also subject to acts such as computer viruses, physical or electronic vandalism or other similar disruptions that could cause system interruptions and loss of critical data, and could prevent us from fulfilling our customers’ orders. We cannot assure you that any of our backup systems would be sufficient. Any event that causes failures or interruption in our hardware or software systems could result in disruption of our business operations, have a negative impact on our operating results, and damage our reputation.

We may not be able to hire and retain qualified personnel to operate our ethanol plants.

Our success depends, in part, on our ability to attract and retain competent personnel. For each of our plants, qualified managers, engineers, operations and other personnel must be hired, which can be challenging in a rural community. Competition for both managers and plant employees in the ethanol industry is intense, and we may not be able to attract and retain qualified personnel. If we are unable to hire and retain productive and competent personnel, the amount of ethanol we produce may decrease and we may not be able to efficiently operate our ethanol plants and execute our business strategy.

Risks relating to ownership of our common stock

The price of our common stock may be volatile.

The trading price of our common stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control. Some of these factors are:

•

our results of operations and the performance of our competitors;

•

the public’s reaction to our press releases, other public announcements and filings with the SEC;

•

changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;

•

changes in general economic conditions;

•

changes in market prices for our products or for our raw materials;

•

actions of our historical equity investors, including sales of common stock by our directors, executive officers and significant shareholders;

•

actions by institutional investors trading in our stock;

•

disruption of our operations;

•

any major change in our management team;

•

other developments affecting us, our industry or our competitors; and

•

U.S. and international economic, legal and regulatory factors unrelated to our performance.

In recent years the stock market has experienced significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company or its performance, and those fluctuations could materially reduce our common stock price.

Our principal shareholders have substantial influence over us and they may make decisions with which you disagree.

Subsidiaries of NTR, plc, Wilon Holdings, S.A., and Wayne Hoovestol, a director and our former Chief Executive Officer, beneficially own approximately 45%, 8% and 4%, respectively, of our outstanding common stock. NTR, Wilon and Mr. Hoovestol have entered into a Shareholders’ Agreement with us, in which NTR has the right to designate four individuals to be nominated to our board, so long as it owns more than 33.5% of our outstanding stock, and Wilon has the right to designate one individual to be nominated to our board, so long it holds more than 2.5% of our outstanding stock. NTR, Wilon and Mr. Hoovestol have agreed to vote for such nominees at any meeting of shareholders for the purpose of electing directors. As a result, these persons have the ability to control the composition of our Board of Directors and significantly influence other matters requiring shareholder approval including mergers and other significant transactions. These shareholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership could present or delay a change of control of us or deprive shareholders of a right to receive a premium for their shares as part of our sale, which could also affect the market price of our common stock.

A significant percent of our outstanding voting stock is held by a concentrated number of shareholders which could impact your liquidity.

Approximately 61% of our outstanding common stock is held by NTR, Wilon, and our executive officers and directors. Continued concentrated ownership could result in fewer shares being available to be traded in the market, resulting in reduced liquidity. In addition, a decision by one or more large shareholder to liquidate its holdings could adversely affect the trading price of our stock.

Anti-takeover provisions could make it difficult for a third party to acquire us.

Our second amended and restated articles of incorporation, our amended and restated bylaws and Iowa law contain anti-takeover provisions that could have the effect of delaying or preventing changes in control of us or our management. These provisions could also discourage proxy contests and make it more difficult for our shareholders to elect directors and take other corporate actions without the concurrence of our management or Board of Directors. The provisions in our charter documents include the following:

•

a classified Board of Directors pursuant to which our directors are divided into three classes, with three-year staggered terms;

•

members of our Board of Directors can only be removed for cause by shareholders with the affirmative vote of not less than two-thirds of the outstanding shares of capital stock;

•

shareholder action may be taken only at a special or annual meeting, and not by any written consent, except where required by Iowa law;

•

our bylaws provide that certain transactions, including a merger or the sale of substantially all of our assets, if approved by fewer than seven of ten board members, must also be approved by the affirmative vote of 80% of the shares outstanding, which provision is effective until we have issued, after the effective date of the bylaws (October 15, 2008), an aggregate of 6,000,000 shares of common stock by non-affiliates;

•

our bylaws restrict our shareholders’ ability to make proposals at shareholder meetings; and

•

our Board of Directors has the ability to cause us to issue authorized and unissued shares of stock from time to time.

We are subject to the provisions of the Iowa Business Corporations Act, or IBCA, under which, certain business combinations between an Iowa corporation whose stock is publicly traded or held by more than 2,000 shareholders and an interested shareholder are prohibited for a three-year period following the date that such a shareholder became an interested shareholder unless certain exemption requirements are met. In addition, certain other provisions of the IBCA may have anti-takeover effects in certain situations.

The foregoing items may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices of our common stock and also could limit the price that investors are willing to pay in the future for shares of our common stock.

Non-U.S. holders may be subject to U.S. income tax with respect to gain on disposition of their common stock.

If we are or have been a U.S. real property holding corporation at any time within the shorter of the five-year period preceding a disposition of common stock by a non-U.S. holder or such holder’s holding period of the stock disposed of, such non-U.S. holder may be subject to United States federal income tax with respect to gain on such disposition.  Because the determination of whether we are a USRPHC depends on the fair market value of our United States real property interests relative to the fair market value of our other trade or business assets and our non-U.S. real property interests, there can be no assurance that we are not a USRPHC or will not become one in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Corporate

We currently lease approximately 11,800 square feet of office space at 9420 Underwood Avenue, Suite 100 in Omaha, Nebraska for our corporate headquarters, which houses our corporate administrative functions and commodity trading operations. This lease expires in October 2011. We believe that our current facilities are adequate for our present and short-term foreseeable needs and that additional suitable space will be available as required.

Ethanol Production Segment

We own approximately 419 acres of land on which we own and operate a 110 mmgy ethanol plant near Bluffton, Indiana; approximately 40 acres of land on which we own and operate a 100 mmgy ethanol plant near Central City, Nebraska; approximately 230 acres of land on which we own and operate a 110 mmgy ethanol plant near Obion, Tennessee; approximately 170 acres of land on which we own and operate a 50 mmgy ethanol plant near Ord, Nebraska; approximately 108 acres of land on which we own and operate a 55 mmgy ethanol plant near Shenandoah, Iowa; and approximately 264 acres of land on which we own and operate a 55 mmgy ethanol plant near Superior, Iowa. We also lease approximately 129 acres of land near our Obion plant. We believe that the property owned and leased at the sites of our six ethanol plants will be adequate to accommodate our current needs, as well as potential expansion, at those sites.

Agribusiness Segment

We own approximately 134 acres of land in seven locations in Northwest Iowa, near our Superior ethanol plant, for our agribusiness operations with licensed grain storage capacity of approximately 15.8 million bushels, 3.6 million gallons of liquid fertilizer storage and 12,000 tons of dry fertilizer storage. We also own approximately 11 additional acres of land at our grain elevator in Essex, Iowa, near our Shenandoah ethanol plant, with licensed grain storage capacity of approximately 2.8 million bushels at this site. We believe that the property owned at these sites will be adequate to accommodate our current needs, as well as potential expansion.

Marketing and Distribution Segment

Our ethanol and distillers grains marketing operations are located at our corporate location, which is discussed above. Blendstar owns nine acres and leases approximately 19 acres of land in ten locations (with one owned location currently in development) throughout the south central United States for its blending and terminaling operations. We believe that the property owned and leased at the locations will be adequate to accommodate our current needs, as well as potential expansion.

Our loan agreements grant a security interest in substantially all of our owned real property. See Note 10 – Long-Term Debt included herein as part of the Notes to Consolidated Financial Statements for a discussion of our loan agreements.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

As of December 31, 2009, our executive officers, their ages and their positions were as follows:

Name	Age	Position
Todd A. Becker	44	President and Chief Executive Officer
Jerry L. Peters	52	Chief Financial Officer
Jeffrey S. Briggs	45	Chief Operating Officer
Carl S. (Steve) Bleyl	50	Executive Vice President - Ethanol Marketing
Ronald B. Gillis	60	Executive Vice President - Finance and Treasurer
Michelle S. Mapes	43	Executive Vice President - General Counsel and Corporate Secretary
Michael C. Orgas	51	Executive Vice President - Commercial Operations
Edgar E. Seward Jr.	42	Executive Vice President - Plant Operations

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

JERRY PETERS joined the Company as Chief Financial Officer in June 2007. Prior to then, Mr. Peters served as Senior Vice President - Chief Accounting Officer for ONEOK Partners, L.P. from May 2006 to April 2007, as its Chief Financial Officer from July 1994 to May 2006, and in various senior management roles prior to that. ONEOK Partners is a publicly-traded partnership engaged in gathering, processing, storage, and transportation of natural gas and natural gas liquids. Prior to joining ONEOK Partners in 1985, Mr. Peters was employed by KPMG LLP as a certified public accountant. Mr. Peters has a Masters degree in Business Administration from Creighton University with a Finance emphasis and a Bachelor of Science degree in Business Administration from the University of Nebraska – Lincoln.

JEFF BRIGGS was named Chief Operating Officer in November 2009. Mr. Briggs served as a consultant to the Company from July 2009 to November 2009. Prior to his consulting role, Mr. Briggs was Founder and General Partner of Frigate Capital, LLC, a private investment partnership investing in small and mid-sized companies, from January 2004 through January 2009. Prior to Frigate, Mr. Briggs spent nearly seven years at Valmont Industries, Inc. as President of the Coatings Division. Prior to Valmont, Mr. Briggs acquired and managed an electronic manufacturing company; was Director of Mergers and Acquisitions for Peter Kiewit and Sons; worked for Goldman Sachs in their Equities Division; and served five years as an Officer in the U.S. Navy on a nuclear submarine. Mr. Briggs has a Masters degree in Business Administration from the Harvard Business School and a Bachelor of Science degree in Mechanical Engineering, Thermal and Power Systems from UCLA.

STEVE BLEYL joined the Company as Executive Vice President – Ethanol Marketing upon closing of the VBV merger on October 15, 2008. Mr. Bleyl joined VBV in October 2007 and served in the same position for them. From June 2003 until September 2007, Mr. Bleyl served as Chief Executive Officer of Renewable Products Marketing Group LLC, an ethanol marketing company, building it from a cooperative marketing group of five ethanol plants in one state to seventeen production facilities in seven states. Prior to that, Mr. Bleyl worked for over 20 years in various senior management and executive positions in the fuel industry. Mr. Bleyl has a Masters degree in Business Administration from the University of Oklahoma and a Bachelor of Science degree in Aerospace Engineering from the United States Military Academy.

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

MICHELLE MAPES

was named Executive Vice President – General Counsel and Corporate Secretary in November 2009 after joining the Company in September 2009 as its General Counsel. Prior to joining Green Plains, Ms. Mapes was a Partner at Husch Blackwell Sanders, LLP, where for three years she focused her legal practice nearly exclusively in renewable energy. Prior to that, Ms. Mapes was Chief Administrative Officer and General Counsel for HDM Corporation, and Ms. Mapes served as Senior Vice President – Corporate Services and General Counsel to Farm Credit Services of America from April 2000 to June 2005. Ms. Mapes holds a Juris Doctorate, Master of Business Administration and a Bachelor of Science degree in Accounting and Finance, all from the University of Nebraska-Lincoln.

MIKE ORGAS joined the Company as Executive Vice President – Commercial Operations in November 2008. Mr. Orgas has extensive experience in supply chain management, logistics, risk management, and strategic planning. From May 2004 to October 2008, Mr. Orgas served as the Director of Raw Materials Strategic Sourcing and Risk Management for the Malt-O-Meal Company. From February 2003 to December 2003, Mr. Orgas was a Partner in the Agribusiness/Food Practice of McCarthy & Company, an advisory services firm. Prior to that, Mr. Orgas served in various management capacities at ConAgra Foods, Inc. and at General Mills. Mr. Orgas has a Masters degree in Business Management from the University of Montana and a Bachelor of Science degree in Business Administration from the University of Minnesota.

EDGAR SEWARD joined the Company as Executive Vice President – Plant Operations upon closing of the VBV merger on October 15, 2008. From May 2006 until the closing of the VBV merger, Mr. Seward served as the General Manager for Indiana Bio-Energy, LLC, where he managed development of the Bluffton ethanol plant from its inception through construction, staffing and operations. From January 2004 to April 2006, Mr. Seward served as a General Manager for United Bio-Energy, LLC, where he managed development of and provided technical support for multiple dry mill ethanol facilities. From October 2002 to December 2003, Mr. Seward served as a project manager for ICM, Inc., where he was actively involved in the design and specifications for dry milling technologies and facilities. Prior to that, Mr. Seward served in operations for a bio-technology business in the United Kingdom and in operations management at Aventine Renewable Energy. Mr. Seward has a Masters degree in Business Administration from the University of Illinois and a Bachelor of Science degree in Biology from Culver-Stockton College.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades under the symbol “GPRE” on The NASDAQ Global Market, or NASDAQ. The following table sets forth, for the periods indicated, the high and low common stock sale prices as reported by NASDAQ.

Year Ended December 31, 2009	High	Low

Three months ended December 31, 2009 (1)	$16.00	$6.50
Three months ended September 30, 2009	8.28	6.03
Three months ended June 30, 2009	9.45	1.95
Three months ended March 31, 2009	3.29	1.12

Year Ended December 31, 2008

Three months ended December 31, 2008	$8.29	$0.05
Three months ended September 30, 2008	7.75	4.00
Three months ended June 30, 2008	10.64	5.55
Three months ended March 31, 2008	14.14	6.69

(1) The closing price of our common stock on December 31, 2009 was $14.87.

Issuer Purchases of Equity Securities

The Company withholds net shares upon the vesting of restricted stock grants to cover employee taxes. The total number of shares withheld through December 31, 2009 is 99,924 with a weighted average price per share of $5.24.

Recent Sales of Unregistered Securities

None.

Holders of Record

As of December 31, 2009, as reported to us by our transfer agent, there were 1,986 holders of record of our common stock, not including beneficial holders whose shares are held in names other than their own. This figure does not include 7,052,648 shares held in depository trusts.

Dividend Policy

To date, we have not paid dividends on our common stock. The payment of dividends on our common stock in the future, if any, is at the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition and other factors our board views as relevant. The payment of dividends may also effectively be limited by covenants in our subsidiaries’ loan agreements. Our board does not intend to declare any dividends in the foreseeable future.

Equity Compensation Plans

The following table sets forth, as of December 31, 2009, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders (1)	802,934	$18.67	692,005

Equity compensation plans not approved by security holders (2)
	360,000	$7.66	-

Total	1,162,934		692,005

(1) The maximum number of shares that may be issued under the 2009 Equity Incentive Plan (which includes shares remaining under the 2007 Equity Incentive plan that were rolled in the 2009 Equity Incentive Plan on May 9, 2009) as option grants, restricted stock awards, restricted stock units, stock appreciation rights, direct share issuances and other stock-based awards is 2,000,000 shares of our common stock. Also included in the 2007 plan were 267,528 shares assumed in the October 2008 merger with VBV.

(2) In connection with the October 2008 merger with VBV, 150,000 fully-vested options were issued to Todd A. Becker on October 16, 2008 as an inducement grant pursuant to the Becker Employment Agreement. Grants were given to six individuals for a total of 260,000 options as inducement to enter into employment arrangements with Green Plains. One-quarter of those options vested on the date of grant, with one-quarter vesting on the same date in each of the three years thereafter.

Performance Graph

The following line-graph compares our cumulative stockholder return on an indexed basis with the NASDAQ Composite Index (IXIC) and the NASDAQ Clean Edge Green Energy Index (CELS) for the two fiscal years ended November 30, 2006 and 2007, for the 13-month period ended December 31, 2008, and for the year ended December 31, 2009. The graph assumes that the value of the investment in our common stock and each index was $100 at November 30, 2005, the approximate date upon which we closed its first public offering (at an initial public offering price of $10 per share), and that all dividends were reinvested.

COMPARISON OF 4 YEAR CUMULATIVE TOTAL RETURN*

Among Green Plains Renewable Energy, The NASDAQ Composite Index

And the NASDAQ Clean Edge Green Energy Index

*$100 invested on 11/30/05 in stock or indes, including reinvestment of dividends.

Fiscal year ending December 31.

	11/05	11/06	11/07	12/08	12/09

Green Plains	$ 100.00	$ 227.10	$ 100.00	$ 18.40	$ 148.70
NASDAQ Composite	$ 100.00	$ 111.75	$ 121.42	$ 71.55	$ 103.36
NASDAQ Clean Edge Green Energy	$ 100.00	$ 104.09	$ 166.07	$ 73.64	$ 98.19

The information contained in the Performance Graph will not be deemed to be soliciting material or to be filed with the SEC, nor will such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Act, or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into any such filing.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data have been derived from our consolidated financial statements. The statement of operations for the year ended December 31, 2009, the nine-month transition period ended December 31, 2008, and the fiscal year ended March 31, 2008 and the balance sheet data as of December 31, 2009 and 2008 and March 31, 2008 in the table are derived from and should be read in conjunction with our audited consolidated financial statements, including accompanying notes included elsewhere in this report. The statement of operations for the period from September 29, 2006 (date of inception) to March 31, 2007 and the balance sheet data as of March 31, 2007 were derived from our audited financial statements not included in this report, which also contains a description of a number of matters that materially affect the comparability of the periods presented. This data should be read together with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report. The financial information below is not necessarily indicative of results to be expected for any future period. Future results could differ materially from historical results due to many factors, including those discussed in Item 1A – Risk Factors of this report.

	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008 (1)	Year Ended March 31, 2008 (1)	Period from September 29, 2006 (Date of Inception) to March 31, 2007 (1)
Statement of Operations Data:
(in thousands, except per share information)
Revenues	$1,304,174	$188,758	$-	$-
Cost of goods sold	1,221,745	175,444	-	-
Gross profit	82,429	13,314	-	-
Selling, general and administrative expenses	44,923	18,467	5,423	1,421
Operating income (loss)	37,506	(5,153)	(5,423)	(1,421)
Total other income (expense)	(17,261)	(2,896)	1,423	1,351
Net income (loss)	20,154	(8,049)	(4,000)	(70)
Net income (loss) attributable to Green Plains	19,790	(6,897)	(3,520)	(42)

Earnings (loss) per share attributable to Green Plains:
Basic	$0.79	$(0.56)	$(0.47)	$(0.01)
Diluted	$0.79	$(0.56)	$(0.47)	$(0.01)

Other Data:
EBITDA (unaudited and in thousands) (2)	$67,707	$601	$(3,980)	$(67)

	December 31,		March 31,
Balance Sheet Data (in thousands):	2009	2008	2008	2007
Cash and cash equivalents	$89,779	$62,294	$538	$87,466
Current assets	252,446	190,797	5,285	89,070
Total assets	878,081	693,263	254,175	175,454
Current liabilities	174,332	108,446	26,856	2,085
Long-term debt	388,573	299,011	80,711	64,845
Total liabilities	567,373	413,278	107,567	27,829
Stockholders' equity	310,708	279,985	107,986	108,523

(1) The October 15, 2008 merger with VBV, LLC was accounted for as a reverse acquisition.  Although VBV was considered the acquiring entity for accounting purposes, the merger was structured so that VBV became our wholly-owned subsidiary.   As a result, our assets and liabilities as of October 15, 2008, the date of the merger closing, were incorporated into VBV’s balance sheet based on the fair values of the net assets, which equaled the consideration paid in the merger.  U.S. generally accepted accounting principles, or GAAP, also requires an allocation of the acquisition consideration to individual assets and liabilities including tangible assets, financial assets, separately-recognized intangible assets and goodwill.

Pursuant to reverse merger accounting rules, our consolidated financial statements and results of operations for the nine-month transition period ended December 31, 2008, the year ended March 31, 2008 and the period from September 29, 2006 (date of inception) to March 31, 2007 reflect the historical financial results of VBV and its subsidiaries for these periods, along with the acquired fair value of our assets and liabilities as of October 15, 2008 and our financial results since October 15, 2008.

(2) Management uses earnings before interest, income taxes, noncontrolling interests, depreciation and amortization, or EBITDA, to compare the financial performance of our business segments and to internally manage those segments. Management believes that EBITDA provides useful information to investors as a measure of comparison with peer and other companies. EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles. EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA may not be comparable with a similarly titled measure of another company. The following sets forth the reconciliation of net income to EBITDA for the periods indicated (in thousands):

	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008	Year Ended March 31, 2008	Period from September 29, 2006 (Date of Inception) to March 31, 2007

Net income (loss) attributable to Green Plains	$19,790	$(6,897)	$(3,520)	$(42)
Interest expense	18,049	3,933	-	-
Depreciation and amortization	29,413	4,717	20	3
Net income (loss) attributable to noncontrolling interests	364	(1,152)	(480)	(28)
Income taxes	91	-	-	-
EBITDA	$67,707	$601	$(3,980)	$(67)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.

Overview

We are a leading, vertically-integrated producer of ethanol. We focus on generating stable operating margins through our diversified business segments and our risk management strategy. We believe that owning and operating assets throughout the ethanol value chain enables us to mitigate changes in commodity prices and differentiates us from companies focused only on ethanol production. Today, we have operations throughout the ethanol value chain, beginning upstream with our agronomy and grain handling operations, continuing through our approximately 480 million gallons per year, or mmgy, of ethanol production capacity and ending downstream with our ethanol marketing, distribution and blending facilities.

Our management reviews our operations in three separate operating segments:

•

Ethanol Production. We operate a total of six ethanol plants in Indiana, Iowa, Nebraska and Tennessee, with approximately 480 mmgy of total ethanol production capacity. At capacity, our plants collectively will consume approximately 175 million bushels of corn and produce approximately 1.5 million tons of distillers grains annually.

•

Agribusiness. We operate three lines of business within our agribusiness segment: bulk grain, agronomy and petroleum. In our bulk grain business, we have total storage capacity of approximately 18.6 million bushels. We sell fertilizer and other agricultural inputs and provide application services to area producers, through our agronomy business. Additionally, we sell petroleum products including diesel, soydiesel, blended gasoline and propane, primarily to agricultural producers and consumers. We believe our bulk grain business provides synergies with our ethanol production segment as it supplies a portion of the feedstock for our ethanol plants.

•

Marketing and Distribution. Our in-house, fee-based marketing business is responsible for the sales, marketing and distribution of all ethanol and distillers grains produced at our six plants. We also market and distribute ethanol for four third-party ethanol producers with expected production totaling approximately 360 mmgy. Additionally, we hold a majority interest in Blendstar, LLC, which operates nine blending or terminaling facilities with approximately 495 mmgy of total throughput capacity in seven states in the south central United States.

We were formed in June of 2004, incurring development costs until our first plants were completed. Construction of our plant in Shenandoah, Iowa began in April 2006, and it commenced operations in August 2007. Construction of our plant in Superior, Iowa began in August 2006, and it commenced operations in July 2008. To complement and enhance our ethanol production facilities, in April 2008, we acquired Great Lakes Cooperative, a full-service farm cooperative in northwestern Iowa and southwestern Minnesota with approximately $146 million in revenue in its 2007 fiscal year. The financial results from these two plants and Great Lakes Cooperative are not included in our financial statements for periods prior to October 15, 2008, which is the date that we completed a reverse merger with VBV, LLC and assumed its financial statements. As a result of the merger, two additional plants became ours, one in Bluffton, Indiana and one in Obion, Tennessee which was in the final stages of completion. Operations commenced at the Bluffton and Obion plants in September 2008 and November 2008, respectively. In January 2009, we acquired a majority interest in biofuel terminal operator Blendstar, LLC for $8.9 million. In July 2009, we acquired the membership interests in two limited liability companies that owned ethanol plants in Central City and Ord, Nebraska for approximately $121.0 million. The Central City and Ord plants added expected operating capacity totaling 150 mmgy.

We intend to continue to take a disciplined approach in evaluating new opportunities related to potential acquisition of additional ethanol plants by considering whether the plants fit within the design, engineering and geographic criteria we have developed. We also intend to pursue opportunities to develop or acquire additional grain elevators and agronomy businesses, specifically those located near our ethanol plants. We believe that owning additional agribusiness operations in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. We also plan to continue to grow our downstream access to customers and are actively looking at new marketing opportunities with other ethanol producers.

Industry Factors Affecting our Results of Operations

Variability of Commodity Prices. Our operations and our industry are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains and natural gas. Because the market prices of these commodities are not always correlated, at times ethanol production may be unprofitable. As commodity price volatility poses a significant threat to our margin structure, we have developed a risk management strategy focused on locking in favorable operating margins. We continually monitor market prices of corn, natural gas and other input costs relative to the prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales contracts, or a combination of strategies within strict limits. Our primary focus is not to manage general price movements, for example to minimize the cost of corn consumed, but rather to lock in favorable profit margins whenever possible. By using a variety of risk management tools and hedging strategies, including our internally-developed real-time margin management system, we believe we are able to maintain a disciplined approach to risk.

Reduced Availability of Capital. Some ethanol producers have faced financial distress recently, culminating with bankruptcy filings by several companies. This, in combination with continued volatility in the capital markets has resulted in reduced availability of capital for the ethanol industry generally. In this market environment, we may experience limited access to incremental financing.

Legislation. Federal and state governments have enacted numerous policies, incentives and subsidies to encourage the usage of domestically-produced alternative fuel solutions. Passed in 2007 as part of the Energy Independence and Security Act, a federal Renewable Fuels Standard, or RFS, has been and we expect will continue to be a driving factor in the growth of ethanol usage. To further drive growth in the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers have requested a waiver from the EPA to increase the amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. A final decision is not expected to be publicly announced until June 2010. Another major benefit to the industry is the blender’s credit, which allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. Currently, the blender’s credit is set to expire in December 31, 2010. However, as has been done historically, we believe the credit will be extended prior to expiration.

Critical Accounting Policies and Estimates

This disclosure is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates. The following key accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured. For sales of ethanol and distillers grains, we recognize revenue when title to the product and risk of loss transfer to an external customer.

We routinely enter into fixed-price, physical-delivery ethanol sales agreements. In certain instances, we intend to settle the transaction by open market purchases of ethanol rather than by delivery from our own production. These transactions are reported net as a component of revenues.

Revenue from sales of agricultural commodities, fertilizers and other similar products is recognized when title to the product and risk of loss transfer to the customer, which is dependent on the agreed upon sales terms with the customer. These sales terms provide for passage of title either at the time shipment is made or at the time the commodity has been delivered to its destination and final weights, grades and settlement prices have been agreed upon with the customer. Shipping and handling costs are recorded on a gross basis in the statements of operations with amounts billed included in revenues and also as a component of cost of goods sold. Revenue from grain storage is recognized as services are rendered. Revenue related to grain merchandising is recorded on a gross basis.

Revenue related to our marketing operations for third parties is recorded on a gross basis in the consolidated financial statements, as we take title to the product and assume risk of loss. Unearned revenue is reflected on our consolidated balance sheet for goods in transit for which we have received payment and title has not been transferred to the external customer. Revenue from ethanol transload and splash blending services is recognized as these services are rendered.

Intercompany revenues are eliminated on a consolidated basis for reporting purposes.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on our ethanol production facilities, grain storage facilities, railroad track, computer equipment and software, office furniture and equipment, vehicles, and other fixed assets has been provided on the straight-line method over the estimated useful lives of the assets, which currently range from 3 to 40 years.

Land improvements are capitalized and depreciated. Expenditures for property betterments and renewals are capitalized. Costs of repairs and maintenance are charged to expense as incurred.

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets, which is accounted for prospectively.

Impairment of Long-Lived Assets and Goodwill

Our long-lived assets consist of property and equipment. We review long-lived assets and goodwill, grouped at an individual plant or subsidiary level, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, goodwill, which currently is comprised of amounts relating to our acquisitions of Green Plains Ord and Green Plains Central City, as well as our majority interest in Blendstar, is tested at least annually. The review requires making estimates regarding amount and timing of projected cash flows to be generated by an asset or asset group over an extended period of time. Management judgment regarding the existence of circumstances that indicate impairment is based on numerous potential factors including, but not limited to, declines in operating cash flows, a decision to suspend operations at a plant for an extended period of time, or industry trends. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets and goodwill to measure impairment, including projections of future cash flows. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Changes in estimates of fair value could result in a write-down of the asset in a future period.

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

We evaluate our contracts to determine whether the contracts are derivatives as certain derivative contracts that involve physical delivery may be deemed normal purchases or normal sales as they will be expected to be used or sold over a reasonable period in the normal course of business. Any derivative contracts that do not meet the normal purchase or sales criteria are recorded at fair value with the unrealized gains and losses from the change in fair value recorded in operating income unless the contracts qualify for hedge accounting treatment. We do not designate or account for any of our commodity derivative contracts as hedging contracts. These derivative financial instruments are recognized in other current assets or liabilities at fair value.

We use exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on our agribusiness grain inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at unadjusted prices in an active market. Commodity inventories, forward purchase contracts and forward sale contracts are valued at market prices, where available, or other market quotes adjusted for differences, primarily transportation, between the exchange-traded market and the local markets on which the terms of the contracts are based. Changes in the fair value of grain inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts, are recognized in earnings as a component of cost of goods sold. These contracts are predominantly settled in cash. We are exposed to loss in the event of non-performance by the counter-party to forward purchase and forward sales contracts.

Accounting for Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the need for a valuation allowance must consider positive and negative evidence, and the weight given to the potential effects of such positive and negative evidence is based on the extent to which it can be objectively verified.

Related to accounting for uncertainty in income taxes, we follow a process by which the likelihood of a tax position is gauged based upon the technical merits of the position, perform a subsequent measurement related to the maximum benefit and the degree of likelihood, and determine the amount of benefit to be recognized in the financial statements, if any.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends certain concepts related to consolidation of variable interest entities. SFAS No. 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. In December 2009 the FASB issued FASB Accounting Standards Update, or ASU, 2009-17 “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends the FASB Accounting Standards Codification for the issuance of SFAS No. 167. SFAS No. 167/ASU 2009-17 is effective for interim and annual periods beginning after November 15, 2009. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASU 2009-01 “Topic 105 – Generally Accepted Accounting Principles amendments based on the Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASU 2009-01 establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends Subtopic 820-10. ASU 2010-06 enhances disclosure requirements related to fair value measurements. Certain provisions of ASU 2010-06 are effective for annual and interim periods beginning after December 15, 2009 and others for fiscal years beginning after December 15, 2010. Beginning with the quarter-ended March 31, 2010, the Company will provide new disclosures, as applicable to our fair value instruments. The disclosures required for fiscal periods beginning after December 15, 2010 are currently not applicable to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Components of Revenues and Expenses

Revenues. Our revenues are derived primarily from the sale of ethanol and the sale of distillers grains, which are co-products of the ethanol production process, and the sale of grain, fertilizer and petroleum products through our agribusiness segment. In our marketing and distribution segment, the sale of ethanol and distillers grains that we market for our six ethanol plants, and the sale of ethanol we market for four ethanol plants owned by third-parties represent our primary sources of revenue. Revenues also include net gains or losses from derivatives relating to ethanol and distillers grains.

Cost of Goods Sold and Gross Profit. Our gross profit is derived from our total revenues less our cost of goods sold. Cost of goods sold includes costs for direct labor, materials and certain plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of our ethanol plants. Our cost of goods sold is mainly affected by the cost of ethanol, corn, natural gas and transportation. In our ethanol production segment, corn is our most significant raw material cost. We purchase natural gas to power steam generation in our ethanol production process and to dry our distillers grains. Within our ethanol production segment, natural gas represents our second largest cost. Cost of goods sold also includes net gains or losses from derivatives relating to corn and natural gas.

In our agribusiness segment, grain, fertilizer and petroleum acquisition costs represent our primary cost of goods sold. Grain inventories, forward purchase contracts and forward sale contracts are valued at market prices, where available, or other market quotes adjusted for differences, primarily transportation, between the exchange-traded market and the local markets on which the terms of the contracts are based. Changes in the market value of grain inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts, are recognized in earnings as a component of cost of goods sold.

In our marketing and distribution segment, purchases of ethanol and distillers grains represent the largest components of cost of goods sold. Transportation expense represents an additional major component of our cost of goods sold in our marketing and distribution segment. Transportation expense includes rail car leases, freight and shipping of our ethanol and co-products, as well as costs incurred in storing ethanol at destination terminals.

Selling, General and Administrative Expenses. Selling, general and administrative expenses are recognized at the segment level, as well as at the corporate level and allocated to the segments. These expenses consist of employee salaries, incentives and benefits; office expenses; board fees; and professional fees for accounting, legal, consulting, and investor relations activities. Personnel costs, which include employee salaries, incentives and benefits, are the largest single category of expenditures in selling, general and administrative expenses. We refer to selling, general and administrative expenses that are not allocable to a segment as corporate activities.

Other Income (Expense). Other income (expense) includes the interest on our debt and the amortization of the related fees to obtain debt financing.

Results of Operations

Comparability

As a result of the merger with VBV, the acquisition of Blendstar and the acquisitions of our Central City and Ord ethanol plants, there are various factors affecting comparability of results from period to period. Financial information for the year ended March 31, 2008 represents results of operations and balance sheet data for VBV only, which was a development stage company at that point, with no revenue and two ethanol plants under construction. Effective April 1, 2008, we changed our year end to December 31 (from VBV’s fiscal year end of March 31). The nine-month transition period reflects only the activity for VBV through October 15, 2008 and the results of the combined entity for the period following the merger through December 31, 2008. As a result, the nine-month transition period includes less than four months of activity at our Bluffton ethanol plant, along with the results of our Shenandoah and Superior ethanol plants and our agribusiness segment from October 15, 2008 to the end of the year, and less than two months of activity at our Obion ethanol plant.

The year ended December 31, 2009 includes a full year of activity at our Bluffton, Obion, Shenandoah and Superior ethanol plants, as well as at our agribusiness segment and at Blendstar, and approximately five months of activity at our Central City and Ord ethanol plants.

The following summarizes the timing of the inclusion of our various businesses in our operating results:

•

September 2008

Green Plains Bluffton began production at its ethanol plant.

•

October 2008

Green Plains Shenandoah and Green Plains Superior were acquired in VBV merger.

•

October 2008

Green Plains Grain and Essex Elevator were acquired in VBV merger.

•

October 2008

Green Plains Trade began limited marketing activities for internal production.

•

November 2008

Green Plains Obion began production at its ethanol plant.

•

January 2009

Blendstar was acquired.

•

January 2009

Green Plains Trade began third-party marketing activities.

•

July 2009

Green Plains Central City and Green Plains Ord were acquired.

Segment Results

During the normal course of business, our segments enter into transactions with one another. For example, our ethanol production segment sells ethanol to our marketing and distribution segment and our agribusiness segment sells grain to our ethanol production segment. These intersegment activities are recorded by each segment at prices approximating market and treated as if they are third-party transactions. Consequently, these transactions impact segment performance. However, revenues and corresponding costs are eliminated in consolidation, and do not impact consolidated results.

The table below reflects selected operating segment financial information (in thousands):

	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008	Year Ended March 31, 2008

Revenues:
Ethanol production	$731,253	$131,538	$-
Agribusiness	220,615	68,785	-
Marketing and distribution	1,096,091	76,521	-
Intersegment eliminations	(743,785)	(88,086)	-
	$1,304,174	$188,758	$-

Gross profit:
Ethanol production	$49,155	$5,058	$-
Agribusiness	21,210	8,555	-
Marketing and distribution	11,975	(192)	-
Intersegment eliminations	89	(107)	-
	$82,429	$13,314	$-

Operating income (loss):
Ethanol production	$40,435	$(2,706)	$(5,423)
Agribusiness	7,654	5,310	-
Marketing and distribution	2,761	(334)	-
Intersegment eliminations	85	(99)	-
Corporate activities	(13,429)	(7,324)	-
	$37,506	$(5,153)	$(5,423)

	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008

Total assets:
Ethanol production	$708,657	$537,843
Agribusiness	86,339	77,526
Marketing and distribution	68,096	33,922
Corporate assets	15,607	48,128
Intersegement eliminations	(618)	(4,156)
	$878,081	$693,263

Year Ended December 31, 2009 Compared to the Nine-Month Transition Period Ended December 31, 2008

Consolidated Results

Several events that occurred during 2009 account for the overall increase in our revenues of $1.1 billion, an increase in our gross profit of $69.1 million and an increase in operating income of $42.7 million. Our production increased as a result of our merger with VBV, the commencement of production at certain ethanol plants and several acquisitions as described above. In addition, we saw improving margins between the costs of corn and natural gas and the price of ethanol and distillers grains during 2009. Selling, general and administrative expenses increased $26.4 million during 2009 due to the events described above. In addition, selling, general and administrative expenses for the nine months ending December 31, 2008 included one-time merger-related costs of $2.7 million. Interest expense increased $14.1 million during 2009 as compared to the nine-month transition period ended December 31, 2008, due to three more months of activity during 2009 as well as interest relating to debt incurred for businesses developed or acquired during these periods. Income tax expense of $0.1 million during 2009 was impacted by a benefit for the reversal of a valuation allowance for deferred income tax assets established in prior years due to the uncertainty of realization. Prior to 2009, we had losses before income taxes and the resulting potential tax benefits were fully reserved with a valuation allowance, resulting in no income tax provision.

Management views our results on a segment level. See segment discussions below for more detail on period to period increases in revenues, gross profit and operating income.

Ethanol Production Segment

Revenue for the ethanol production segment increased $599.7 million for the year ended December 31, 2009, compared to the nine-month transition period ended December 31, 2008. Revenues for the nine-month transition period ended December 31, 2008 include those of the Bluffton and Obion ethanol plants that commenced production in September and November, 2008, respectively, and the results of the Shenandoah and Superior plant following the VBV merger on October 15, 2008. Revenues for the year ended December 31, 2009, included production from these four plants for the entire year plus revenues from our Central City and Ord plants since their acquisition in July 2009.

Cost of goods sold in the ethanol production segment increased $555.6 million for the year ended December 31, 2009 as compared to the nine-month transition period ended December 31, 2008, primarily due to increased sales volumes as a result of the additional production discussed above. Our largest component of cost of goods sold is corn, which increased due to the increased volumes of production, and which also benefitted from a 10% decrease in our average corn costs compared with the prior period. As a result, gross profit for the ethanol production segment increased $44.1 million for the year ended December 31, 2009 as compared to the nine-month transition period ended December 31, 2008. Included in the ethanol production segment’s cost of goods sold during the year ended December 31, 2009 is a one-time charge of $4.6 million related to the cancellation of third-party ethanol marketing arrangements, as discussed below.

Operating income increased $43.1 million for the year ended December 31, 2009, compared to the nine-month transition period ended December 31, 2008 due to the factors discussed above.

Agribusiness Segment

Our agribusiness segment had increases of $151.8 million in revenue, $12.7 million in gross profit, and $2.3 million in operating income for the year ended December 31, 2009 compared to the nine-month transition period ended December 31, 2008. These increases are primarily attributable to a full year of activity in our agribusiness segment during 2009 as compared to two and one-half months of activity in 2008 because this segment was not included in our consolidated financial statements until after the VBV merger on October 15, 2008.

Marketing and Distribution Segment

Marketing and distribution revenues increased $1.0 billion for the year ended December 31, 2009, as compared to the nine-month transition period ended December 31, 2008. The increase in revenues was primarily due to an increase in ethanol-related marketing and distribution of $938.1 million and an increase in marketing and distribution for distillers grains of $76.1 million. For the nine-month period ended December 31, 2008, limited ethanol and distillers grains marketing and distribution activities were performed. During 2009, we began providing marketing services for four third-party ethanol plants, which resulted in an increase of $309.7 million of ethanol related marketing and distribution revenue during the year ended December 31, 2009, compared to the nine-month transition period ended December 31, 2008.

Gross profit for the marketing and distribution segment increased $12.2 million for the year ended December 31, 2009 as compared to the nine-month transition period ended December 31, 2008. As described above, the increase in gross profit was due to greater volume of marketing and distribution as compared to the prior year.

Initially, our Superior, Bluffton and Obion ethanol plants sold our ethanol production exclusively to outside marketers at a price per gallon based on a market price at the time of sale, less certain marketing, storage, and transportation costs, as well as a profit margin for each gallon sold. We stopped selling our ethanol production to outside marketers during the first quarter of 2009. Following completion of the VBV merger and prior to the termination of the agreements, nearly all of our ethanol that was sold to one of the outside marketers was repurchased by Green Plains Trade, reflected in the marketing and distribution segment, and resold to other customers. Corresponding revenues and related costs of goods sold related to this marketer were eliminated in consolidation.

Operating income for the marketing and distribution segment increased $3.1 million for the year ended December 31, 2009 as compared to the nine-month transition period ended December 31, 2008. The increase in operating income was due to greater volume of marketing and distribution as compared to the prior year.

Intersegment Eliminations

Intersegment eliminations of revenues increased $655.7 in 2009 due to a $550.4 million increase in ethanol sold from our ethanol production segment to our marketing and distribution segment, a $54.7 million increase in distillers grains sold from our ethanol production segment to our marketing and distribution segment, and a $50.5 million increase in corn sold from our agribusiness segment to our ethanol production segment. These increases are a result of the expanded scope of our operations and the additional three months included in the 2009 period.

Corporate Activities

Operating income was impacted by an increase in corporate activities of $6.1 million for the year ended December 31, 2009 as compared to the nine-month transition period in the previous year, primarily due to an increase of $3.4 million in compensation, which was largely attributable to an increase in employees as we expanded production, an increase of $1.5 million in professional fees and an increase of $0.9 million in other general and administrative expenses. These increases are a result of the expanded scope of our operations and the additional three months included in the 2009 period.

Nine-Month Transition Period Ended December 31, 2008 Compared to Fiscal Year Ended March 31, 2008

Consolidated Results

During the fiscal year ended March 31, 2008, we were a development stage company with no revenues or gross profits. Total revenues during the nine months ended December 31, 2008 were $188.8 million. This amount includes revenues from our Bluffton and Obion plants from commencement of their operations in September 2008 and November 2008, respectively, until the end of the year. Revenues for this period also include operations from our Shenandoah and Superior plants, as well as our agribusiness segment, from October 15, 2008 to December 31, 2008.

Cost of goods sold during nine months ended December 31, 2008 was $175.4 million, resulting in a $13.3 million gross profit. We had no cost of goods sold from September 2006 until September 2008 as VBV was a development stage company until the Bluffton plant commenced production in September 2008.

Selling, general and administrative expenses were $18.5 million and $5.4 million during the nine-month transition period ended December 31, 2008 and the fiscal year ended March 31, 2008, respectively. Selling, general and administrative expenses for the nine months ending December 31, 2008 include nine months of expenses for the former VBV companies and two and one-half months of expenses for the predecessor Green Plains companies. For the fiscal year ended March 31, 2008, only the VBV companies’ expenses are included. Selling, general and administrative expenses for the nine months ending December 31, 2008 included one-time merger-related costs of $2.7 million.

Liquidity and Capital Resources

On December 31, 2009, we had $89.8 million in cash and equivalents, comprised of $11.6 million held at our corporate entity and the remainder at our subsidiaries, and an additional $36.4 million available under our loan agreements, subject to borrowing base restrictions and other specified lending conditions. Funds available under our loan agreements are restricted for working capital needs at the respective subsidiaries.

Net cash provided by operating activities was $53.4 million for the year ended December 31, 2009. This was primarily a result of positive operating margins before depreciation during the year, particularly in the third and fourth quarters. Net cash used by investing activities was $17.8 million for the year ended December 31, 2009, mainly due to purchases of property, plant and equipment and the purchase of Blendstar. Net cash used by financing activities was $8.2 million for the year ended December 31, 2009. Green Plains Trade and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid resulting in significant cash flows from financing activities. In addition we made scheduled principal payments on our other term debt facilities and our restricted cash increased $12.3 million, primarily due to cash restricted at Green Plains Trade.

At December 31, 2009, there were approximately $298.2 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Our business is highly impacted by commodity prices, including prices for corn, ethanol, distillers grains and natural gas. We attempt to reduce the market risk associated with fluctuations in commodity prices through the use of derivative financial instruments. Sudden changes in commodity prices may require cash deposits with brokers, or margin calls. Depending on our open derivative positions we may require significant liquidity with little advanced notice to meet margin calls. As part of our risk management strategy, we have routinely had to, and in the future will likely be required to, cover margin calls. We continuously monitor our exposure to margin calls and believe that we will continue to maintain adequate liquidity to cover such margin calls from operating results and borrowings. We also believe that margin calls will continue to be immaterial to our overall liquidity position. With the additional financing acquired by Green Plains Trade in July 2009, which is secured by eligible accounts receivables, we believe we have sufficient cash on hand or available under committed loan agreements to support our current risk management activities.

We are in compliance with our debt covenants or have obtained applicable waivers relating to the period ended December 31, 2009. Based upon our current forecasts, we believe we will maintain compliance at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity for a subsidiary’s compliance. If we determine that we will be unable to resolve a subsidiary’s noncompliance, we will present such debt as current in our consolidated balance sheet. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results significantly differ from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

We believe that we have sufficient working capital for our existing operations. However, we can provide no assurance that we will be able to secure additional funding for any of our operations. A sustained period of unprofitable operations may strain our liquidity and make it difficult to maintain compliance with our financing arrangements. While we may seek additional sources of working capital in response, we can provide no assurance that we will be able to secure this funding, if necessary. We may sell additional equity or borrow additional amounts to improve or preserve our liquidity; expand our ethanol plants; build additional or acquire existing ethanol plants; or build additional or acquire existing agribusiness and ethanol distribution facilities. We can provide no assurance that we will be able to secure the funding necessary for these additional projects or for additional working capital needs at reasonable terms, if at all.

Long-Term Debt

For additional information related to our long-term debt, see Note 10 – Long-Term Debt included herein as part of the Notes to Consolidated Financial Statements.

Ethanol Production Segment

Each of our ethanol production segment subsidiaries have credit facilities with lender groups that provided for term and revolving term loans to finance construction and operation of the production facilities.

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term loan. At December 31, 2009, $63.0 million related to the term loan was outstanding, along with the entire revolving term loan. The term loan requires monthly principal payments of approximately $0.6 million. The loans mature on December 31, 2013.

The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term loan as well as a statused revolving credit supplement (revolver) of up to $11.0 million. At December 31, 2009, $55.0 million related to the term loan was outstanding, $30.5 million on the revolving term loan, along with $6.9 million on the revolver. The term loan requires monthly principal payments of $0.6 million beginning in June 2011. The term loan and term revolver mature on July 1, 2016 and the revolver matures on July 1, 2011 with an option to renew.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan, a revolving term loan of $37.4 million and a $2.6 million statused revolving credit supplement (revolver). At December 31, 2009, $52.8 million related to the term loan was outstanding, $36.2 million on the revolving term loan along with the entire revolver. The term loan requires quarterly principal payments of $2.4 million. The term loan matures on May 20, 2015, the revolving term loan matures on May 1, 2019 and the revolver matures on June 1, 2010. It is our intent to seek renewal of this revolver.

The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term loan as well as a statused revolving credit supplement (revolver) of up to $5.0 million. At December 31, 2009, $25.0 million related to the term loan was outstanding, $13.0 million on the revolving term loan, along with $2.7 million on the revolver. The term loan requires monthly principal payments of $0.3 million beginning in June 2011. The term loan and term revolver mature on July 1, 2016 and the revolver matures on July 1, 2011 with an option to renew.

The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan, a $17.0 million revolving term loan, and a statused revolving credit supplement (revolver) of up to $4.3 million. At December 31, 2009, $19.6 million related to the term loan was outstanding, along with the entire $17.0 million on the revolving term loan, and $1.6 million on the revolver. The term loan requires quarterly principal payments of $1.2 million. The term loan matures on May 20, 2014, the revolving term loan matures on November 1, 2017 and the revolver matures on June 1, 2010. It is our intent to seek renewal of this revolver.

The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term facility. At December 31, 2009, $31.8 million related to the term loan was outstanding, along with the entire $10.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.375 million. The term loan matures on July 20, 2015 and the revolving loan matures on July 1, 2017.

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

The term loans and revolving credit facilities bear interest at LIBOR plus 1.5% to 4.35% or lender-established prime rates. Some have established a floor on the underlying LIBOR index. In some cases, the lender may allow us to elect to pay interest at a fixed interest rate to be determined. As security for the loans, the lenders received a first-position lien on all personal property and real estate owned by the respective entity borrowing the funds, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant. Additionally, debt facilities within Green Plains Central City and Green Plains Ord are cross-collateralized. These borrowing entities are also required to maintain certain financial and non-financial covenants during the terms of the loans.

Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the City of Bluffton, Indiana. The revenue bond requires: semi-annual interest only payments of $825,000 through September 1, 2009; semi-annual principal and interest payments of approximately $1.5 million during the period commencing on March 1, 2010 through March 1, 2019; and a final principal and interest payment of $3.745 million on September 1, 2019. The revenue bond bears interest at 7.50% per annum.

Agribusiness Segment

The Green Plains Grain loan is comprised of a $9.0 million amortizing term loan and a $35.0 million revolving term loan. Loan proceeds are used primarily for working capital purposes. At December 31, 2009, $7.4 million on the term loan and $17.9 million on the revolving term loan was outstanding. The term loan expires on April 3, 2013 and the revolving loan expires on September 30, 2010. Payments of $225,000 under the term loan are due on the last business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term. The loans bear interest at LIBOR plus 3.0%, subject to an interest rate floor of 4.5%. As security for the loans, the lender received a first-position lien on real estate, equipment, inventory and accounts receivable owned by Green Plains Grain. In addition, Green Plain Grain had outstanding equipment financing term loans totaling $1.3 million at December 31, 2009.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility of up to $30.0 million, subject to a borrowing base of 85% of eligible receivables and a current availability block of $5.0 million. At December 31, 2009, $14.5 million on the revolving credit facility was outstanding. The loan expires on July 30, 2012 and bears interest at either the lender’s commercial floating rate plus 2.5% or LIBOR plus 3.5%.

Contractual Obligations

Our contractual obligations as of December 31, 2009 were as follows:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$456,963	$68,390	$86,599	$126,339	$175,635
Interest and fees on debt obligations (2)	95,563	21,703	36,336	24,154	13,370
Operating lease obligations (3)	34,153	9,544	11,942	7,000	5,667
Purchase obligations
Forward corn and bean purchase contracts (4)	230,812	223,807	6,005	1,000	-
Other commodity purchase contracts (5)	24,668	24,668	-	-	-
Other	3,094	2,952	136	6	-

Total contractual obligations	$845,253	$351,064	$141,018	$158,499	$194,672

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

(5)

Includes fixed-price ethanol, dried distillers grains and natural gas purchase contracts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks, including changes in commodity prices and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. In the ordinary course of business, we enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices and interest rates. At this time, we do not expect to have exposure to foreign currency risk as we expect to conduct all of our business in U.S. dollars.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have $457.0 million outstanding in debt as of December 31, 2009, $347.4 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $1.5 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We attempt to reduce the market risk associated with fluctuations in the price of corn, natural gas, distillers grains and ethanol by employing a variety of risk management and economic hedging strategies. Strategies include the use of forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade and/or the New York Mercantile Exchange.

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally designated as normal purchases or normal sales contracts and are not recognized until quantities are delivered or utilized in production. Revenues during the year ended December 31, 2009 include net losses from derivative financial instruments that are hedging our physical ethanol and distillers grain contracts of $6.7 million. Cost of goods sold during the year ended December 31, 2009 included net gains from derivative financial instruments for corn and natural gas of $15.6 million. To the extent the net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sales has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in pre-tax income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from December 31, 2009. This analysis excludes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months	Unit of Measure	Income Effect of Approximate 10% Change in Price
Ethanol	480,000	Gallons	$90,340
Corn	174,545	Bushels	$75,003
Distillers grains	1,396	Tons (1)	$14,192
Natural gas	13,083	MMBTU (2)	$7,555

(1) Distillers grains quantities are stated on an equivalent dried ton basis.

(2) Millions of British Thermal Units

At December 31, 2009, approximately 15% of our forecasted ethanol production during the next 12 months has been sold under fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of ethanol shown above would be reduced by approximately $13.8 million.

At December 31, 2009, approximately 16% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of corn shown above would be reduced by approximately $12.1 million.

At December 31, 2009, approximately 19% of our forecasted distillers grain production for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of distillers grains shown above would be reduced by approximately $2.7 million.

At December 31, 2009, approximately 15% of our forecasted natural gas requirements for the next 12 months have been purchased under fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of natural gas shown above would be reduced by approximately $1.1 million.

Agribusiness Segment

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, foreign and domestic government farm programs and policies, changes in global demand created by population changes and changes in standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations in purchase and sale commitments for grain and grain held in inventory, we enter into exchange-traded futures and options contracts that function as economic hedges. The market value of exchange-traded futures and options used for economic hedging has a high, but not perfect correlation, to the underlying market value of grain inventories and related purchase and sale contracts. The less correlated portion of inventory and purchase and sale contract market value, known as basis, is much less volatile than the overall market value of exchange-traded futures and tends to follow historical patterns. We manage this less volatile risk by constantly monitoring our position relative to the price changes in the market. In addition, inventory values are affected by the month-to-month spread relationships in the regulated futures markets, as we carry inventories over time. These spread relationships are also less volatile than the overall market value and tend to follow historical patterns, but also represent a risk that cannot be directly offset. Our accounting policy for our futures and options, as well as the underlying inventory positions and purchase and sale contracts, is to mark them to the market and include gains and losses in the consolidated statement of operations in sales and merchandising revenues.

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% change in such prices. The result of this analysis, as of December 31, 2009, which may differ from actual results, is as follows (in thousands):

Fair Value	$56
Market Risk	$6

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required consolidated financial statements and notes thereto are included in this report and are listed in Part IV, Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 2, 2009, the Company dismissed L.L. Bradford & Company, LLC (“L.L. Bradford”) as its independent registered public accounting firm effective upon the filing of the Company’s Form 10-Q for the second quarter ended June 30, 2009. The Company’s Audit Committee participated in and approved the decision to change independent accountants. We notified L.L. Bradford of this decision on June 2, 2009.

The reports of L.L. Bradford on the consolidated financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audits for the two most recent fiscal years and through the interim period through June 2, 2009, there have been no disagreements with L.L. Bradford on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of L.L. Bradford would have caused them to make reference thereto in their reports on the consolidated financial statements for such years.

During the two most recent fiscal years and through June 2, 2009, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

We requested that L.L. Bradford furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of that letter was filed as Exhibit 16.1 to our Form 8-K filed on June 5, 2009.

On June 2, 2009, the Company’s Audit Committee selected KPMG LLP (“KPMG”) as independent registered public accountants of the Company for the fiscal year ended December 31, 2009. During Green Plains’ two most recent fiscal years and in the subsequent period through June 2, 2009, neither Green Plains, nor anyone acting on its behalf, consulted with KPMG regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Green Plains’ financial statements, and no written report nor oral advice was provided by KPMG, or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K. The engagement of KPMG as the independent registered public accountants to audit Green Plains’ consolidated financial statements was approved by the Audit Committee of Green Plains.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2009 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009. KMPG LLP, an independent registered accounting firm, has audited and issued a report on the Company’s internal control over financial reporting as of December 31, 2009. That report is included herein.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. There were no material changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Green Plains Renewable Energy, Inc.:

We have audited the internal control over financial reporting of Green Plains Renewable Energy, Inc. and subsidiaries (the Company) as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statement of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2009, and the related financial statement schedule and our report dated February 24, 2010, expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.  Our report contains explanatory paragraphs that refer to the Company’s adoption of SFAS No. 141(R), Business Combinations, included in ASC Topic 805, Business Combinations; and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, included in ASC Topic 810, Consolidation.

/s/ KPMG LLP

Omaha, Nebraska
February 24, 2010

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to our directors, our audit committee and our audit committee financial expert is included in the sections entitled “Information about the Board of Directors and Corporate Governance” and “Proposal I – Election of Directors” in our Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference. Information included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is also incorporated herein by reference.

Certain information regarding our executive officers is included in Part 1 – Executive Officers of the Registrant of this report.

The Company has adopted a Code of Ethics that applies to our Chief Executive Officer and all senior financial officers, including the Chief Financial Officer, principal accounting officer, other senior financial officers and persons performing similar functions. The full text of the Code of Ethics is published on our website at www.gpreinc.com in the “Investors – Corporate Governance” section. We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Ethics on our website within five business days following the adoption of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION.

Information included in the sections entitled “Information about the Board of Directors and Corporate Governance,” “Director Compensation” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information included in the sections entitled “Information about the Board of Directors and Corporate Governance” and “Certain Relationships and Related Party Transactions,” if any, in the Proxy Statement is incorporated herein by reference.

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

Page
Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm (Predecessor Auditors)	F-2
Report of Independent Registered Public Accounting Firm (Predecessor Auditors)	F-3
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4
Consolidated Statements of Operations for the year-ended December 31, 2009, the nine-month transition period ended December 31, 2008, the fiscal year ended March 31, 2008	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the period from March 31, 2007 to December 31, 2009	F-6
Consolidated Statements of Cash Flows for the year-ended December 31, 2009, the nine-month transition period ended December 31, 2008, the fiscal year ended March 31, 2008	F-7
Notes to Consolidated Financial Statements	F-9

(2) Financial Statement Schedules. The following condensed financial information and notes thereto are filed as part of this annual report on Form 10-K.

Page
Schedule I – Condensed Financial Information of the Registrant	F-35

All other schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

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

3.1	Second Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 15, 2008)
3.2(a)	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on October 15, 2008)
3.2(b)	First Amendment to the Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on March 13, 2009)
4.1

Shareholders’ Agreement by and among Green Plains Renewable Energy, Inc., each of the investors listed on Schedule A, and each of the existing shareholders and affiliates identified on Schedule B, dated May 7, 2008 (Incorporated by reference to Appendix F of the Company’s Registration Statement on Form S-4/A filed September 4, 2008)

4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3/A filed December 30, 2009)
4.3	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-3/A filed December 30, 2009)
10.1(a)	Asset Transfer Agreement between the Company and GPRE Shenandoah LLC, dated March 31, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 7, 2008)
10.1(b)

Construction and Term Loan Supplement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 9, 2006)

10.1(c)

Construction and Revolving Term Loan Supplement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated February 9, 2006)

10.1(d)

Master Loan Agreement between GPRE Shenandoah LLC and Farm Credit Services of America, FLCA, dated March 25, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 7, 2008)

10.1(e)

Statused Revolving Credit Supplement between GPRE Shenandoah LLC and Farm Credit Services of America, FLCA, dated October 3, 2008 (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed October 10, 2008)

10.1(f)

Amendment to the Master Loan Agreement between GPRE Shenandoah LLC and Farm Credit Services of America, FLCA, dated October 3, 2008 (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed October 10, 2008)

10.1(g)	Amendment to the Master Loan Agreement between Farm Credit Services of America, FLCA and Green Plains Shenandoah LLC, dated August 3, 2009 (f/k/a GPRE Shenandoah LLC)
10.1(h)	Security Agreement between Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA, dated August 3, 2009
10.1(i)	Amendment to the Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and Green Plains Shenandoah LLC, dated December 1, 2009
10.1(j)	Amendment to the Master Loan Agreement between Farm Credit Services of America, FLCA and Green Plains Shenandoah LLC, dated December 1, 2009

10.1(k)

Statused Revolving Credit Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and Green Plains Shenandoah LLC (amending and restating the Supplement dated October 3, 2008), dated December 1, 2009

10.2(a)

Master Loan Agreement, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 23, 2007)

10.2(b)

Construction and Term Loan Supplement, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated March 23, 2007)

10.2(c)

Construction and Revolving Term Loan Supplement, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated March 23, 2007)

10.2(d)

Security Agreement and Real Estate Mortgage, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated March 23, 2007)

10.2(e)

Amendment to the Master Loan Agreement between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA, dated February 1, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 4, 2008)

10.2(f)

Amendment to the Construction and Term Loan Supplement between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA, dated February 1, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 4, 2008)

10.2(g)

Amendment to the Construction Revolving Term Loan Supplement between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA, dated February 1, 2008 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 4, 2008)

10.2(h)

Amendment to Master Loan Agreement between Farm Credit Services FLCA and Superior Ethanol, L.L.C., dated April 23, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 19, 2008).

10.2(i)

Amendment to the Construction and Term Loan Supplement between Farm Credit Services FLCA and Superior Ethanol, L.L.C., dated April 23, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 19, 2008).

10.2(j)

Amendment to the Construction and Revolving Term Loan Supplement between Farm Credit Services FLCA and Superior Ethanol, L.L.C., dated April 23, 2008 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 19, 2008).

10.2(k)

Amendment to the Master Loan Agreement between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA, dated October 6, 2008 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed October 10, 2008)

10.2(l)	Amendment to the Master Loan Agreement between Farm Credit Services of America, FLCA and Green Plains Superior LLC, dated May 12, 2009 (f/k/a Superior Ethanol, L.L.C.)
10.2(m)	Amendment to the Construction and Term Loan Supplement between Farm Credit Services of America, FLCA and Green Plains Superior LLC, dated May 12, 2009 (f/k/a Superior Ethanol, L.L.C.)
10.2(n)	Amendment to the Construction and Revolving Term Loan Supplement between Farm Credit Services of America, FLCA and Green Plains Superior LLC, dated May 12, 2009 (f/k/a Superior Ethanol, L.L.C.)
10.2(o)	Amendment to Master Loan Agreement, dated July 20, 2009, between Farm Credit Services of America, FLCA and Green Plains Superior LLC
*10.3

Amended and Restated Employment Agreement dated October 24, 2008, by and between the Company and Jerry L. Peters (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 28, 2008)

10.4(a)

Credit Agreement dated April 3, 2008 between Green Plains Grain Company LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 9, 2008)

10.4(b)

Revolving Credit Note dated April 3, 2008 between Green Plains Grain Company LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 9, 2008)

10.4(c)

Term Loan Note dated April 3, 2008 between Green Plains Grain Company LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 9, 2008)

10.4(d)

Security Agreement dated April 3, 2008 between Green Plains Grain Company LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 9, 2008)

10.4(e)

First Amendment to Credit Agreement by and among Green Plains Grain Company LLC and First National Bank of Omaha, dated July 2, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 8, 2008)

10.4(f)

First Amendment to Revolving Credit Note by and among Green Plains Grain Company LLC and First National Bank of Omaha, dated July 2, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 8, 2008)

10.4(g)

First Amended and Restated Credit Agreement between Green Plains Grain Company LLC and First National Bank of Omaha, dated March 31, 2009 (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

*10.5	2007 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 27, 2007)
10.6	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-4/A filed August 1, 2008)
*10.7(a)	Employment Agreement with Todd Becker (Incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-4/A filed August 1, 2008)
10.7(b)	Amendment No. 1 to Employment Agreement with Todd Becker, dated December 18, 2009.
10.8(a)

Master Loan Agreement entered into as of August 31, 2007 by and between Farm Credit Services of Mid-America, FLCA, Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC (fka Ethanol Grain Processors, LLC) (Incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.8(b)

Construction and Revolving Term Loan Supplement entered into as of August 31, 2007 by and between Farm Credit Services of Mid-America, FCLA and Green Plains Obion LLC (fka Ethanol Grain Processors, LLC) (Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.8(c)

Construction and Term Loan Supplement entered into as of August 31, 2007 by and between Farm Credit Services of Mid-America, FLCA and Green Plains Obion LLC (fka Ethanol Grain Processors, LLC) (Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.8(d)

Statused Revolving Credit Supplement entered into as of August 31, 2007 by and between Farm Credit of Mid-America, PCA and Green Plains Obion LLC (fka Ethanol Grain Processors, LLC) (Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.8(e)

Amendment to Master Loan Agreement between Farm Credit Services of Mid-America, FCLA, Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC, (f/k/a/ Ethanol Grain Processors, LLC) dated March 24, 2009 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

10.8(f)

Statused Revolving Credit Supplement between Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC (f/k/a Ethanol Grain Processors, LLC), dated March 24, 2009 (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

10.8(g)

Amendment to the Construction and Revolving Term Loan Supplement between Farm Credit Services of Mid-America, FLCA, and Green Plains Obion, LLC (f/k/a Ethanol Grain Processors, LLC, Rives, Tennessee), dated March 24, 2009

10.8(h)	Amendment to the Master Loan Agreement between Farm Credit Services of Mid-America, FLCA, Farm Credit Services of Mid-America, PCA, and Green Plains Obion LLC, Rives Tennessee, dated May 12, 2009
10.8(i)	Amendment to the Master Loan Agreement between CoBank, ACB and Green Plains Obion LLC, Rives, Tennessee, dated May 12, 2009
10.8(j)	Amendment to the Master Loan Agreement between Farm Credit Services of Mid-America, FLCA, Farm Credit Services of Mid-America, PCA, and Green Plains Obion LLC, dated September 16, 2009
10.8(k)	Amendment to the Construction and Revolving Term Loan Agreement between Farm Credit Services of Mid-America, FLCA and Green Plains Obion LLC, dated September 16, 2009
10.8(l)	Statused Revolving Credit Supplement to the Master Loan Agreement between Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC, dated September 16, 2009
10.8(m)	Statused Revolving Credit Supplement to the Master Loan Agreement between Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC, Rives Tennessee, dated December 22, 2009
10.8(n)	Amendment to the Construction and Revolving Term Loan Supplement between Farm Credit Services of Mid-America, FLCA and Green Plains Obion LLC, Rives, Tennessee, dated December 22, 2009
10.8(o)	Amendment to the Construction and Term Loan Supplement between Farm Credit Services of Mid-America, FLCA and Green Plains Obion LLC, Rives, Tennessee, dated December 22, 2009
10.9(a)

Master Loan Agreement dated as of February 27, 2007 by and among Green Plains Bluffton LLC (fka Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.9(b)

First Supplement to Master Loan Agreement dated as of February 27, 2007 by and between Green Plains Bluffton LLC (fka Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.9(c)

Second Supplement to Master Loan Agreement dated as of February 27, 2007 by and between Green Plains Bluffton LLC (fka Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.9(d)

Construction/Permanent Mortgage Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of February 27, 2007 by Green Plains Bluffton LLC (fka Indiana Bio-Energy, LLC) in favor of AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.9(e)

Second Amendment to Master Loan Agreement between Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA, dated April 16, 2009 (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

10.9(f)

Third Amendment to Master Loan Agreement (including First and Second Supplements) between Agstar Financial Services, PCA, and Indiana Bio-Energy, LLC (n/k/a Green Plains Bluffton LLC), dated June 30, 2009

10.9(g)	First Amendment to the First Supplement to the Master Loan Agreement (Construction and Term Loan) between Agstar Financial Services, PCA, and Indiana Bio-Energy, LLC, dated June 30, 2009
10.9(h)	First Amendment to the Second Supplement to the Master Loan Agreement (Term Revolving Loan) between Agstar Financial Services, PCA, and Indiana Bio-Energy, LLC, dated June 30, 2009
10.9(i)

Fourth Amendment to Master Loan Agreement (including First and Second Supplements) between Agstar Financial Services, PCA and Indiana Bio-Energy, LLC (n/k/a Green Plains Bluffton LLC), dated December 31, 2009

10.9(j)	First Amendment to the Master Loan Agreement between Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA, dated October 15, 2008
10.10(a)

Loan Agreement between City of Bluffton, Indiana and Green Plains Bluffton LLC (fka Indian Bio-Energy, LLC) dates as of March 1, 2007 (Incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.10(b)

Indenture of Trust dated as of March 1, 2007 by and between the City of Bluffton, Indiana and U.S. Bank National Association (Incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.10(c)

Subordinate Construction/Permanent Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of March 1, 2007 between Green Plains Bluffton LLC (fka Indiana Bio-Energy, LLC) and U.S. Bank National Association (Incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.11

Non-Statutory Stock Option Agreement between Steve Bleyl and Green Plains Renewable Energy, Inc. dated October 15, 2008 (Incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.12

Non-Statutory Stock Option Agreement between Edgar Seward and Green Plains Renewable Energy, Inc. dated October 15, 2008 (Incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.13

Non-Statutory Stock Option Agreement between Michael Orgas and Green Plains Renewable Energy, Inc. dated November 1, 2008 (Incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.14

Restricted Stock Agreement between Michael Orgas and Green Plains Renewable Energy, Inc. dated November 1, 2008 (Incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.15

Restricted Stock Agreement between Edgar Seward and Green Plains Renewable Energy, Inc. dated October 15, 2008 (Incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.16

Employment Agreement by and between Green Plains Renewable Energy, Inc. and Michael C. Orgas dated November 1, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

*10.17	Employment Offer Letter to Edgar Seward dated October 15, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)
*10.18	Employment Offer Letter to Steven Bleyl dated October 15, 2008 (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)
*10.19(a)	2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 11, 2009)
10.19(b)	Form of Stock Option Award Agreement for 2009 Equity Incentive Plan
10.19(c)	Form of Restricted Stock Award Agreement for 2009 Equity Incentive Plan
10.19(d)	Form of Deferred Stock Unit Award Agreement for 2009 Equity Incentive Plan
10.20

Membership Interest Purchase Agreement by and between the Entities listed on Schedule 1 thereto, AgStar Financial Services, PCA, as Seller Agent, and Green Plains Holdings dated as of May 20, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.21

Membership Interest Purchase Agreement by and between the Entities listed on Schedule 1 thereto, AgStar Financial Services, PCA, as Seller Agent, and Green Plains Holdings dated as of May 20, 2009 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.22(a)

Credit Agreement by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein, dated July 2, 2009 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.22(b)

Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by and among Green Plains Ord LLC, Ticor Title Insurance Company and AgStar Financial Services, PCA, dated July 2, 2009

10.22(c)	Security Agreement by and among Green Plains Ord LLC, Green Plains Holdings LLC and AgStar Financial Services, PCA, dated July 2, 2009

10.22(d)	Affiliate Security Agreement between Green Plains Central City LLC and AgStar Financial Services, PCA, dated July 2, 2009
10.22(e)

Affiliate Deed of Trust Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing between Green Plains Central City LLC, Ticor Title Insurance Company, and AgStar Financial Services, PCA, dated July 2, 2009

10.23(a)

Credit Agreement by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent, and the Banks named therein, dated July 2, 2009 (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.23(b)

Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by and among Green Plains Central City LLC Ticor Title Insurance Company, and AgStar Financial Services, PCA,dated July 2, 2009

10.23(c)	Security Agreement by and among Green Plains Central City LLC, Green Plains Holdings LLC and AgStar Financial Services, PCA, dated July 2, 2009
10.23(d)	Affiliate Security Agreement between Green Plains Central City LLC and AgStar Financial Services, PCA, dated July 2, 2009
10.23(e)

Affiliate Deed of Trust Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing between Green Plains Central City LLC, Ticor Title Insurance Company, and AgStar Financial Services, PCA, dated July 2, 2009

10.24(a)

Revolving Credit and Security Agreement by and between PNC Bank, National Association (as Lender and Agent) and Green Plains Trade Group LLC, dated July 30, 2009 (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.24(a)	First Amendment to Revolving Credit and Security Agreement by and between PNC Bank, National Association (as Lender and Agent) and Green Plains Trade Group LLC dated November 17, 2009
*10.25	Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 27, 2010)
*10.26	Director Compensation effective January 1, 2009
21.1	Schedule of Subsidiaries
23.1	Consent of KPMG LLP
23.2	Consent of L.L. Bradford & Company, LLC
23.3	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Represents management compensatory contracts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS RENEWABLE ENERGY, INC.

(Registrant)

Date: February 24, 2010

By: /s/ Todd A. Becker

Todd A. Becker

President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer and	February 24, 2010
Todd A. Becker	Director (Principal Executive Officer)

/s/ Jerry L. Peters	Chief Financial Officer (Principal Financial	February 24, 2010
Jerry L. Peters	Officer and Principal Accounting Officer)

/s/ Wayne B. Hoovestol	Chairman of the Board	February 24, 2010
Wayne B. Hoovestol

/s/ Jim Anderson	Director	February 24, 2010
Jim Anderson

/s/ Jim Barry	Director	February 24, 2010
Jim Barry

/s/ James F. Crowley	Director	February 24, 2010
James F. Crowley

/s/ Gordon F. Glade	Director	February 24, 2010
Gordon F. Glade

/s/ Gary R. Parker	Director	February 24, 2010
Gary R. Parker

/s/ Brian D. Peterson	Director	February 24, 2010
Brian D. Peterson

/s/ Alain Treuer	Director	February 24, 2010
Alain Treuer

/s/ Michael Walsh	Director	February 24, 2010
Michael Walsh

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Green Plains Renewable Energy, Inc:

We have audited the accompanying consolidated balance sheet of Green Plains Renewable Energy, Inc. and subsidiaries (the Company) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2009. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, in 2009 the Company changed its method of accounting for business combinations due to the adoption of SFAS No. 141(R), Business Combinations, included in ASC Topic 805, Business Combinations.

As discussed in note 2 to the consolidated financial statements, in 2009 the Company retrospectively changed its method of accounting for noncontrolling interests in subsidiaries due to adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, included in ASC Topic 810, Consolidation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Green Plains Renewable Energy, Inc.

We have audited the accompanying consolidated balance sheet of Green Plains Renewable Energy, Inc. (formerly VBV LLC) (the “Company”) as of December 31, 2008, and the related statements of operations, stockholders’ equity / members’ capital and comprehensive income, and cash flows for the nine-month transition period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15.The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Green Plains Renewable Energy, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the nine-month transition period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L. Bradford & Company, LLC

Las Vegas, Nevada

March 26, 2009, except as to the accounting

for noncontrolling interest as described in

note 2, which is as of February 23, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Green Plains Renewable Energy, Inc:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of VBV LLC and subsidiaries (predecessor of Green Plains Renewable Energy, Inc.) (the Company) for the year ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of VBV LLC and subsidiaries for the year ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, in 2009 the Company retrospectively changed its method of accounting for noncontrolling interests in subsidiaries due to the adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, included in ASC Topic 810, Consolidation.

/s/ KPMG LLP

Chicago, Illinois

June 20, 2008, except as to the restatement

described in note 1, which is as of

August 1, 2008, the historical financial

statement adjustment information that resulted

from the merger as described in note 1,

which is as of November 6, 2009, and the

retrospective presentation of the accounting

for noncontrolling interests as described in note 2,

which is as of February 24, 2010

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2009	2008

ASSETS

Current assets
Cash and cash equivalents	$89,779	$62,294
Restricted cash	12,554	231
Accounts receivable, net of allowances of $119 and $174, and including
amounts from related parties of $2,311 and $2,177, respectively	44,637	54,306
Inventories	81,558	44,281
Prepaid expenses and other	7,574	13,069
Deposits	14,752	12,752
Derivative financial instruments	1,592	3,864
Total current assets	252,446	190,797

Property and equipment, net	596,235	495,772
Investment in unconsolidated subsidiaries	2,272	1,377
Goodwill	14,543	-
Financing costs and other, net	12,585	5,317
Total assets	$878,081	$693,263

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable, including amounts to related parties
of $652 and $9,824, respectively	$74,651	$61,766
Accrued liabilities	24,052	14,595
Unearned revenue	5,130	-
Derivative financial instruments	2,109	4,680
Current maturities of long-term debt	68,390	27,405
Total current liabilities	174,332	108,446

Long-term debt	388,573	299,011
Other liabilities	4,468	5,821
Total liabilities	567,373	413,278

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
24,957,378 and 24,659,250 shares issued and outstanding, respectively	25	25
Additional paid-in capital	292,231	290,421
Retained earnings (accumulated deficit)	9,331	(10,459)
Accumulated other comprehensive loss	(123)	(298)
Total Green Plains stockholders' equity	301,464	279,689
Noncontrolling interests	9,244	296
Total stockholders' equity	310,708	279,985
Total liabilities and stockholders' equity	$878,081	$693,263

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008	Year Ended March 31, 2008

Revenues	$1,304,174	$188,758	$-
Cost of goods sold	1,221,745	175,444
Gross profit	82,429	13,314	-
Selling, general and administrative expenses	44,923	18,467	5,423
Operating income (loss)	37,506	(5,153)	(5,423)

Other income (expense)
Interest income	225	150	1,415
Interest expense, net of amounts capitalized	(18,049)	(3,933)	-
Other, net	563	887	8
Total other income (expense)	(17,261)	(2,896)	1,423

Income (loss) before income taxes	20,245	(8,049)	(4,000)
Income tax expense	91	-	-
Net income (loss)	20,154	(8,049)	(4,000)
Net (income) loss attributable to noncontrolling interests	(364)	1,152	480
Net income (loss) attributable to Green Plains	$19,790	$(6,897)	$(3,520)

Earnings (loss) per share:
Income (loss) attributable to Green Plains stockholders - basic	$0.79	$(0.56)	$(0.47)
Income (loss) attributable to Green Plains stockholders - diluted	$0.79	$(0.56)	$(0.47)

Weighted average shares outstanding:
Basic	24,895	12,366	7,498
Diluted	25,069	12,366	7,498

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Loss	Total Green Plains Stockholders' Equity	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2007	7,498	$ 7	$ 108,558	$ (42)	$ -	$ 108,523	$ 1,928	$ 110,451
Net loss	-	-	-	(3,520)	-	(3,520)	(480)	(4,000)
Capital contributions	-	-	2,474	-	-	2,474	-	2,474
Stock-based compensation	-	-	509	-	-	509	-	509

Balance, March 31, 2008	7,498	7	111,541	(3,562)	-	$ 107,986	1,448	109,434
Net loss	-	-	-	(6,897)	-	(6,897)	(1,152)	(8,049)
Unrealized loss on derivatives	-	-	-	-	(298)	(298)	-	(298)
Total comprehensive loss	-	-	-	-	-	(7,195)	(1,152)	(8,347)

Capital contributions	-	-	4,484	-	-	4,484	-	4,484
Merger-related equity transactions
Historical Green Plains shares	7,822	8	78,212	-	-	78,220	-	78,220
Shares issued for IBE	1,071	1	10,709	-	-	10,710	-	10,710
Shares issued for EGP	2,302	3	23,022	-	-	23,025	-	23,025
Other	(34)	-	(4)	-	-	(4)	-	(4)

Investment by related party	6,000	6	59,994	-	-	60,000	-	60,000
Stock-based compensation	-	-	2,463	-	-	2,463	-	2,463
						-
Balance, December 31, 2008	24,659	$ 25	$ 290,421	$(10,459)	$ (298)	$ 279,689	$ 296	$ 279,985
Net income	-	-	-	19,790	-	19,790	364	20,154
Unrealized gain on derivatives	-	-	-	-	175	175	-	175
Total comprehensive income	-	-	-	-	-	19,965	364	20,329

Stock-based compensation	65	-	1,208	-	-	1,208	-	1,208
Stock options exercised	263	-	176	-	-	176	-	176
Acquisition	-	-	-	-	-	-	8,584	8,584
Other	(30)	-	426	-	-	426	-	426

Balance, December 31, 2009	24,957	$ 25	$ 292,231	$ 9,331	$ (123)	$ 301,464	$ 9,244	$ 310,708

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008	Year Ended March 31, 2008

Cash flows from operating activities:
Net income (loss)	$20,154	$(8,049)	$(4,000)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	29,413	4,717	20
Stock-based compensation expense	1,208	2,463	509
Allowance for doubtful accounts	55	174	-
Changes in operating assets and liabilities:
Accounts receivable	13,493	(32,448)	-
Inventories	(35,724)	1,726	-
Deposits	(2,000)	(12,752)	-
Unrealized gains on derivative financial instruments	(316)	(10,221)	-
Prepaid expenses and other assets	4,537	(2,886)	(2,418)
Accounts payable and accrued liabilities	18,830	13,377	968
Unearned revenues	5,130	-	-
Noncurrent liabilities	(1,683)	-	-
Other	330	(551)	-
Net cash provided (used) by operating activities	53,427	(44,450)	(4,921)

Cash flows from investing activities:
Purchases of property and equipment	(13,788)	(79,870)	(160,880)
Investment in unconsolidated subsidiaries	(1,173)	(1,377)	-
Acquisition of businesses, net of cash acquired	(3,101)	9,830	-
Other	278	(1,537)	(724)
Net cash used by investing activities	(17,784)	(72,954)	(161,604)

Cash flows from financing activities:
Proceeds from the issuance of debt	710,381	196,634	60,160
Payments of principal on long-term debt	(705,064)	(80,012)	-
Proceeds from exercises of stock options	176	-	-
Proceeds from issuance of common stock	-	60,000	-
Change in restricted cash	(12,323)	1,624	17,339
Capital contributions	-	-	2,474
(Payments) refunds of loan fees	(1,328)	914	(376)
Net cash provided (used) by financing activities	(8,158)	179,160	79,597

Net change in cash and equivalents	27,485	61,756	(86,928)
Cash and cash equivalents, beginning of period	62,294	538	87,466
Cash and cash equivalents, end of period	$89,779	$62,294	$538

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Continued from the previous page
	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008	Year Ended March 31, 2008

Supplemental disclosures of cash flow:
Cash refunds received for income taxes,
net of payments made	$167	$-	$-
Cash paid for interest	$13,930	$3,565	$-

Noncash investing and financing activities:
Common stock issued for merger activities	$-	$78,220	$-

Noncash additions to property and equipment:
Property and equipment acquired in acquisitions	$116,515	$179,401	$-
Capital lease obligations incurred for equipment	852	-	391
Total noncash additions to property and equipment	$117,367	$179,401	$391

Supplemental noncash investing and financing activities:
Assets acquired in acquisitions and mergers	$145,900	$268,035	$-
Less: liabilities assumed	(129,316)	(187,202)	-
Net assets acquired	$16,584	$80,833	$-

Increase in property and equipment for amounts still owed	$-	$-	$18,221

Amortized financing costs capitalized in
construction in progress	$-	$-	$121

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

Reverse Acquisition Accounting

VBV LLC and its subsidiaries became wholly-owned subsidiaries of Green Plains Renewable Energy, Inc. pursuant to a merger on October 15, 2008. Under the purchase method of accounting in a business combination effected through an exchange of equity interests, the entity that issues the equity interests is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interests. The Company considered the facts and circumstances surrounding the business combination, including the relative ownership and control of the entity by each of the parties subsequent to the merger. Based on a review of these factors, the October 2008 merger with VBV was accounted for as a reverse acquisition in which Green Plains was considered the acquired company and VBV was considered the acquiring company.

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

Consolidated Financial Statements

In the consolidated financial statements and the notes thereto, all references to the fiscal year ended March 31, 2008 are related to VBV and its subsidiaries as the predecessor company pursuant to reverse acquisition accounting rules. Although pre-merger Green Plains had been producing ethanol since August 2007, under reverse acquisition accounting rules, the merged Company’s consolidated financial statements reflect VBV’s results as a development stage company (from inception on September 28, 2006 until September 2008) and as an operating company since September 2008. Accordingly, the Company’s comparative operating results (post-merger) include the operating results of VBV and its subsidiaries prior to the date of the merger and the results of the combined entity following the closing of the merger.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities for which we control. All significant intercompany balances and transactions have been eliminated. Unconsolidated entities are included in the financial statements on an equity basis. Certain amounts previously reported have been reclassified to conform to the current year presentation.

Adjustments to Historical Financial Statements

The historical consolidated financial statement reflect the impact of the change in capital structure that resulted from the merger with VBV as if that capital structure was in place as of September 28, 2006 (date of inception) and for all subsequent periods presented. Accordingly, the accompanying consolidated balance sheet as of March 31, 2008 and the accompanying consolidated statements of stockholders’ equity and comprehensive income for the year ended March 31, 2008 have been adjusted to reflect the current capital structure of the Company. In financial statements published prior to the merger, references to the previous capital structure were to members’ capital rather than stockholders’ equity.

In its 2008 Form 10-KT/A, as amended, the Company restated its previously-issued financial statements for the year ended March 31, 2008 to correct the presentation in the consolidated statements of cash flows of certain purchases of property, plant and equipment. A portion of the Company’s construction-in-progress was funded by the incurrence of accounts payable and accrued expenses, and the capitalization of financing costs, and had been included as a cash activity in the consolidated statements of cash flows. Since these portions of construction-in-progress were not funded by actual cash payments within the respective periods, the Company corrected this presentation in the consolidated statements of cash flows by reducing the investing outflows for the purchases of property, plant and equipment, reducing the corresponding change in accounts payable and accrued expenses in the operating section of the consolidated statements of cash flows and increasing the amount of financing outflows for financing costs. In addition, the Company added a noncash activity disclosure to properly reflect the portion of construction-in-progress funded by the incurrence of accounts payable, accrued expenses, retainage and the capitalization of financing costs. The restated amounts are presented in the accompanying consolidated statements of cash flows.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Description of Business

Founded in June 2004, we are a vertically-integrated producer of ethanol. Today, we have operations throughout the ethanol value chain, beginning upstream with our agronomy and grain handling operations, continuing through our approximately 480 million gallons per year, or mmgy, of ethanol production capacity and ending downstream with our ethanol marketing, distribution and blending facilities.

Ethanol Production Segment

Our ethanol production segment has the capacity to produce approximately 480 mmgy of ethanol. Our ethanol plants also produce co-products such as wet, modified wet or dried distillers grains. Processing at full capacity, our plants will consume approximately 175 million bushels of corn and produce approximately 1.5 million tons of distillers grains annually. Our plants use a dry mill process to produce ethanol and co-products. We operate each of our six ethanol plants through separate wholly-owned operating subsidiaries.

Marketing and Distribution Segment

We have an in-house, fee-based marketing business, Green Plains Trade Group LLC, which is responsible for the sales, marketing and distribution of all ethanol and distillers grains produced at our six production facilities. We also market and distribute ethanol for four third-party ethanol producers. At capacity, we would market approximately 480 mmgy of ethanol from our six strategically-located plants along with approximately 360 mmgy from our four third-party producers.

Agribusiness Segment

We operate our agribusiness segment primarily through our wholly-owned subsidiary, Green Plains Grain Company LLC, which is a grain and farm supply business with three primary operating lines of business: bulk grain, agronomy and petroleum.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers our highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of December 31, 2009 and 2008 included bank deposits. The Company also has restricted cash which is comprised of cash restricted as to use for payment towards a revenue bond and cash restricted as to use for payment towards the credit agreement.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured.

For sales of ethanol and distillers grains by Green Plains Trade, revenue is recognized when title to the product and risk of loss transfer to an external customer. Revenues related to our marketing operations for third parties are recorded on a gross basis in the consolidated financial statements, as Green Plains Trade takes title to the product and assumes risk of loss. Unearned revenue is reflected on our consolidated balance sheet for goods in transit for which we have received payment and title has not been transferred to the customer. Revenues from Blendstar, which offers ethanol transload and splash blending services, are recognized as these services are rendered.

The Company routinely enters into fixed-price, physical-delivery ethanol sales agreements. In certain instances, the Company intends to settle the transaction by open market purchases of ethanol rather than by delivery from its own production. These transactions are reported net as a component of revenues.

Sales of agricultural commodities, fertilizers and other similar products are recognized when title to the product and risk of loss transfer to the customer, which is dependent on the agreed upon sales terms with the customer. These sales terms provide for passage of title either at the time shipment is made or at the time the commodity has been delivered to its destination and final weights, grades and settlement prices have been agreed upon with the customer. Shipping and handling costs are presented gross in the statements of operations with amounts billed included in revenues and also as a component of cost of goods sold. Revenues from grain storage are recognized as services are rendered. Revenues related to grain merchandising are presented gross.

Intercompany revenues are eliminated on a consolidated basis for reporting purposes.

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

Other grain inventories include readily-marketable physical quantities of grain, forward contracts to buy and sell grain, and exchange traded futures and option contracts (all stated at market value). The futures and options contracts, which are used to hedge the value of both owned grain and forward contracts, are considered derivatives. All agribusiness segment grain inventories are marked to the market price with changes reflected in cost of goods sold. The forward contracts require performance in future periods. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other consumers generally do not extend beyond one year. The terms of contracts for the purchase and sale of grain are consistent with industry standards.

Fertilizer inventories are valued at the lower of cost (first-in, first-out) or market.

Finished goods inventory consists of denatured ethanol and its related co-products and is valued at the lower of cost (first-in, first-out) or market.

Derivative Financial Instruments

To minimize the risk and the effects of the volatility of commodity price changes primarily related to corn, distillers grains, natural gas and ethanol, the Company uses various derivative financial instruments, including exchange-traded futures, and exchange-traded and over-the-counter options contracts. We monitor and manage this exposure as part of our overall risk management policy. As such, we seek to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We may take hedging positions in these commodities as one way to mitigate risk. While the Company attempts to link its hedging activities to purchase and sales activities, there are situations where these hedging activities can themselves result in losses.

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

The Company evaluates its contracts that involve physical delivery to determine whether they may be deemed normal purchases or normal sales that are expected to be used or sold over a reasonable period in the normal course of business. Any contracts that do not meet the normal purchase or sales criteria are recorded at fair value with the change in fair value recorded in operating income unless the contracts qualify for hedge accounting treatment. The Company has not designated any commodity derivative contracts as hedging contracts.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of these assets is generally computed using the straight-line method over the following estimated useful lives of the assets:

Years

Plant, buildings and improvements	10-40
Ethanol production equipment	15-40
Other machinery and equipment	5-7
Land and improvements	20
Railroad track and equipment	20
Computer and software	3-5
Office furniture and equipment	5-7

Property and equipment is capitalized at cost. Land improvements are capitalized and depreciated. Expenditures for property betterments and renewals are capitalized. Costs of repairs and maintenance are charged to expense as incurred.

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of our fixed assets.

Goodwill

The Company has recorded goodwill for business combinations to the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. Our goodwill currently is comprised of amounts relating to our acquisitions of Green Plains Ord and Green Plains Central City, as well as our majority interest in Blendstar. GAAP requires that goodwill be tested for impairment annually or when events and circumstances indicate that the carrying value may not be recoverable. Goodwill was established during the current year and there were no impairment charges recorded by the Company in 2009.

Impairment of Long-Lived Assets

Green Plains’ long-lived assets currently consist of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future discounted cash flows. There were no impairment charges recorded during 2009 or during the nine-month transition period ended December 31, 2008.

Financing Costs

Fees and costs related to securing debt financing are recorded as financing costs. Debt issuance costs are stated at cost and are amortized as interest expense over the life of the loans. However, during the period of construction, amortization of such costs was capitalized in construction-in-progress.

Noncontrolling Interests

Noncontrolling interests represent the minority partners’ shares of the equity and income of Blendstar and a majority-owned and consolidated subsidiary of Green Plains Grain. Noncontrolling interests are classified in the consolidated statements of operations as a part of net income and the accumulated amount of noncontrolling interests are classified in the consolidated balance sheets as a part of stockholders’ equity. We adopted this presentation, as a result of recent guidance issued by the Financial Accounting Standards Board, or FASB, retrospectively in 2009.

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

The Company uses exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on our agribusiness grain inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices. Commodity inventories, forward purchase contracts and forward sale contracts are valued at market prices, where available, or other market quotes adjusted for differences, primarily transportation, between the exchange-traded market and the local markets on which the terms of the contracts are based. Changes in the market value of grain inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts, are recognized in earnings as a component of cost of goods sold. These contracts are predominantly settled in cash. We are exposed to loss in the event of non-performance by the counter-party to forward purchase and forward sales contracts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily general and administrative expenses for employee salaries, incentives and benefits; office expenses; director compensation; and professional fees for accounting, legal, consulting, and investor relations activities; as well as non-plant depreciation and amortization costs.

Environmental Expenditures

Environmental expenditures that pertain to our current operations and relate to future revenue are expensed or capitalized consistent with our capitalization policy. Probable liabilities incurred that are reasonably estimable are also expensed or capitalized according to this policy. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to future revenue are expensed as incurred.

Stock-Based Compensation

The Company recognizes compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

Income Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial reporting carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operating results in the period of enactment. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company excludes interest and penalties on tax uncertainties from the computation of income tax expense. These costs are treated as pre-tax expenses.

The Company has adopted a FASB, interpretation related to accounting for uncertainty in income taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements. The interpretation prescribes a process by which the likelihood of a tax position is gauged based upon the technical merits of the position, and then a subsequent measurement relates the maximum benefit and the degree of likelihood to determine the amount of benefit recognized in the financial statements.

Business Combinations

In December 2007, the FASB issued a statement related to business combinations, included in Accounting Standards Codification, or ASC, 805. ASC 805 generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. We adopted this statement in the current year and it did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standard, or SFAS, No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was incorporated into ASC 810 and amends certain concepts related to consolidation of variable interest entities. SFAS No. 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. In December 2009 the FASB issued FASB Accounting Standards Update, or ASU, 2009-17 “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends the FASB Accounting Standards Codification for the issuance of SFAS No. 167. SFAS No. 167/ASU 2009-17 is effective for interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASU 2009-01 “Topic 105 – Generally Accepted Accounting Principles amendments based on the Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASU 2009-01 establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends Subtopic 820-10. ASU 2010-06 enhances disclosure requirements related to fair value measurements. Certain provisions of ASU 2010-06 are effective for annual and interim periods beginning after December 15, 2009 and others for fiscal years beginning after December 15, 2010. Beginning with the quarter-ended March 31, 2010, the Company will provide new disclosures, as applicable to its fair value instruments. The disclosures required for fiscal periods beginning after December 15, 2010 are currently not applicable to the Company.

3. BUSINESS COMBINATION

In May 2008, definitive merger agreements were entered into by Green Plains and VBV. At that time, VBV held majority interest in two companies that were constructing ethanol plants. These two companies were Indiana Bio-Energy, LLC, or IBE, of Bluffton, Indiana; and Ethanol Grain Processors, LLC, or EGP, of Obion, Tennessee. The merger was completed on October 15, 2008. VBV and its subsidiaries became wholly-owned subsidiaries of Green Plains. Pursuant to the terms of the merger, equity holders of VBV, IBE and EGP received Green Plains common stock and options totaling 11,139,000 shares. IBE has been renamed as Green Plains Bluffton LLC and EGP has been renamed as Green Plains Obion LLC. Simultaneously with the closing of the merger, NTR plc a leading international developer and operator in renewable energy and sustainable waste management and majority equity holder of VBV prior to the merger, through its wholly-owned subsidiaries, invested $60.0 million in Green Plains common stock. With this investment, NTR is our largest shareholder.

Since the merger occurred toward the end of our fiscal year and involved complex legal and accounting issues, Green Plains performed a preliminary allocation of the purchase price using preliminary estimates of the values of the assets and liabilities. We engaged an expert to assist in the determination of the purchase price allocation. The final purchase price allocation, which was completed and recorded during the second quarter of 2009, did not result in material changes to the amounts initially recorded in our consolidated financial statements.

4. ACQUISITIONS

Acquisition of Blendstar LLC

On January 1, 2009, the Company acquired majority interest in Blendstar LLC, a biofuel terminal operator. The transaction involved a membership interest purchase whereby Green Plains acquired 51% of Blendstar from Bioverda U.S. Holdings LLC, an affiliate of NTR, for $8.9 million. The purchase price is comprised of a $7.5 million January 2009 payment and the assumption of a liability to the former owners of this 51% interest, payable in three annual installments of $0.5 million, beginning in July 2009. These future annual payments were recorded in debt at a present value of $1.4 million. The fair value of the noncontrolling interest was based on the implied purchase price.

Identifiable assets acquired and liabilities assumed (in thousands)

Current assets	$5,962
Property and equipment, net	5,415
Other noncurrent assets	5

Current liabilities	(4,461)

Total identifiable net assets	6,921

Noncontrolling interest in Blendstar	(8,584)
Goodwill	10,598

Purchase price paid	$8,935

The recorded asset and liability amounts were finalized during the fourth quarter of 2009. The acquisition of Blendstar is a strategic investment within the ethanol value chain. Blendstar operates terminal facilities in Birmingham Alabama; Little Rock Arkansas; Louisville Kentucky; Bossier City Louisiana; Collins Mississippi; Oklahoma City Oklahoma; Tulsa Oklahoma; Knoxville Tennessee; and Nashville Tennessee. Blendstar facilities currently have splash blending and full-load terminal throughput capacity of 495 mmgy. Blendstar’s operations are included in the marketing and distribution segment.

The Company believes the portion of goodwill attributable to Green Plains is likely to be deductible for tax purposes upon filing of a certain tax election. The Company has not presented pro forma information (revenue and earnings on a pro forma combined basis for the years ended December 31, 2008) due to the size of the acquisition.

Acquisitions of Ord and Central City Ethanol Plants

On July 2, 2009, the Company acquired all of the membership interests in two limited liability companies that own ethanol plants in Ord, Nebraska and Central City, Nebraska. The two limited liability companies were renamed as Green Plains Ord LLC and Green Plains Central City LLC at closing. The results of Green Plains Ord and Green Plains Central City have been included in the consolidated financial statements since July 2, 2009.

Pursuant to the terms of the respective purchase agreements, the Company acquired the membership interests of Green Plains Ord and Green Plains Central City for $36.7 million and $84.3 million, respectively. The sellers provided debt financing to fund the purchase and $16.0 million in seasonal revolving loans to provide working capital for the plants. The Ord and Central City plants have annual expected operating capacities of 50 million and 100 million gallons, respectively. These facilities, which are a part of our ethanol production segment, were acquired to add to the Company’s overall ethanol and distillers grain production.

Preliminary amounts of identifiable assets acquired and liabilities assumed (in thousands)
	Green Plains Ord	Green Plains Central City
Current assets	$1,897	$2,583
Property and equipment, net	33,600	77,500
Other noncurrent assets	1,189	3,207

Current liabilities	(1,624)	(1,292)

Total identifiable net assets	35,062	81,998

Goodwill	1,604	2,341

Purchase price paid	$36,666	$84,339

The amounts above are preliminary purchase price allocations. The Company expects finalization of the purchase price allocations, specifically finalization of state tax incentives, to occur during the first half of 2010 and that they will not materially impact the preliminary amounts shown above.

From the acquisition date until December 31, 2009, Green Plains Ord has had $40.8 million in revenue and $3.8 million in net income and Green Plains Central City has had $71.6 million in revenue and $8.5 million in net income. It is impracticable for the Company to present supplemental pro forma information related to the acquisitions of Green Plains Central City and Green Plains Ord. These ethanol production facilities were part of a larger consolidated company before their acquisition by the Sellers in early 2009. From the date of the acquisition by the Sellers to the date of our acquisition in July 2009, the plants were not operating and generated no revenue or income. The predecessor owner did not maintain separate financial statements for these two facilities, and any attempt by us to present pro forma information (revenue and earnings on a pro forma combined basis for the years ended December 31, 2008 and 2009) would be based on estimated historical results for those facilities rather than actual operating results. We expect the goodwill to be deductable for tax purposes.

The following represents amounts recognized in goodwill resulting from the above acquisitions (in thousands):

Goodwill
Balance at January 1, 2009	$-
Addition for Blendstar	10,598
Addition for Green Plains Ord	1,604
Addition for Green Plains Central City	2,341
Balance at December 31, 2009	$14,543

5. FAIR VALUE DISCLOSURES

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

The following tables set forth the Company’s assets and liabilities by level that were accounted for at fair value as of December 31, 2009 and 2008 (in thousands):

	Fair Value Measurements at December 31, 2009
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets
Cash and cash equivalents	$89,779	$-	$89,779
Restricted cash	$12,554	$-	$12,554
Margin deposits	1,588	-	1,588
Inventories carried at market	-	25,123	25,123
Unrealized gains on derivatives	1,012	778	1,790
Total assets measured at fair value	$104,933	$25,901	$130,834

Liabilities
Unrealized losses on derivatives	$1,758	$370	$2,128
Total liabilities measured at fair value	$1,758	$370	$2,128

	Fair Value Measurements at December 31, 2008
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets
Cash and cash equivalents	$62,294	$-	$62,294
Restricted cash	$231	-	$231
Margin deposits	2,328	-	2,328
Inventories carried at market	-	7,043	7,043
Unrealized gains on derivatives	-	2,714	2,714
Total assets measured at fair value	$64,853	$9,757	$74,610

Liabilities
Unrealized losses on derivatives	$4,680	$-	$4,680
Total liabilities measured at fair value	$4,680	$-	$4,680

The Company believes the fair value of its debt approximates book value, which is $457.0 million and $326.4 million at December 31, 2009 and 2008, respectively.

6. SEGMENT INFORMATION

The Company’s management reviews our operations in three separate operating segments. These segments are: (1) production of ethanol and related co-products (which we collectively refer to as “ethanol production”), (2) grain warehousing and marketing, as well as sales and related services of agronomy and petroleum products (which we collectively refer to as “agribusiness”), and (3) marketing and distribution of Company-produced and third-party ethanol and distillers grains (which we refer to as “marketing and distribution”). Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as “corporate activities.” When the Company’s management evaluates segment performance, they review the information provided below, as well as segment earnings before interest, income taxes, noncontrolling interest, depreciation and amortization.

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

The following are certain financial data for our operating segments for the periods indicated (in thousands):

	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008	Year Ended March 31, 2008

Revenues:
Ethanol production	$731,253	$131,538	$-
Agribusiness	220,615	68,785	-
Marketing and distribution	1,096,091	76,521	-
Intersegment eliminations	(743,785)	(88,086)	-
	$1,304,174	$188,758	$-

Gross profit:
Ethanol production	$49,155	$5,058	$-
Agribusiness	21,210	8,555	-
Marketing and distribution	11,975	(192)	-
Intersegment eliminations	89	(107)	-
	$82,429	$13,314	$-

Operating income (loss):
Ethanol production	$40,435	$(2,706)	$(5,423)
Agribusiness	7,654	5,310	-
Marketing and distribution	2,761	(334)	-
Intersegment eliminations	85	(99)	-
Corporate activities	(13,429)	(7,324)	-
	$37,506	$(5,153)	$(5,423)

	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008	Year Ended March 31, 2008
Income (loss) before income taxes
Ethanol production	$14,296	$(10,177)	$(4,000)
Agribusiness	4,378	4,248	-
Marketing and distribution	1,679	(2,719)	-
Intersegment eliminations	83	512	-
Corporate activities	(191)	87	-
	$20,245	$(8,049)	$(4,000)

Depreciation and amortization:
Ethanol production	$26,441	$4,252	$20
Agribusiness	2,117	400	-
Marketing and distribution	702	-	-
Corporate activities	153	65	-
	$29,413	$4,717	$20

Interest expense:
Ethanol production	$16,065	$3,439	$-
Agribusiness	1,526	423	-
Marketing and distribution	445	3	-
Intersegement eliminations	(23)	-	-
Corporate activities	36	68	-
	$18,049	$3,933	$-

Capital expenditures
Ethanol production	$7,449	$79,559	$160,880
Agribusiness	955	157	-
Marketing and distribution	4,926	-	-
Corporate activities	458	154	-
	$13,788	$79,870	$160,880

The following are total assets and goodwill for our operating segments for the periods indicated (in thousands):

	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008

Total assets:
Ethanol production	$708,657	$537,843
Agribusiness	86,339	77,526
Marketing and distribution	68,096	33,922
Corporate assets	15,607	48,128
Intersegement eliminations	(618)	(4,156)
	$878,081	$693,263

Goodwill:
Ethanol production	$3,945	$-
Agribusiness	-	-
Marketing and distribution	10,598	-
Corporate assets	-	-
Intersegement eliminations	-	-
	$14,543	$-

The following table sets forth revenues by product line for the periods indicated (in thousands):

Revenues	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008	Year Ended March 31, 2008
Ethanol	$1,000,878	$108,960	$-
Distillers grains	146,941	28,316	-
Grain	92,341	32,766	-
Agronomy products	46,792	14,966	-
Other	17,222	3,750	-
Total revenues	$1,304,174	$188,758	$-

In June 2008, VBV established a marketing and distribution business unit whereby VBV purchased, sold and marketed ethanol. In September 2008, Green Plains Bluffton commenced operations; results are reflected in the ethanol production segment above.

7. INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale, which is valued at market value. The components of inventories are as follows (in thousands):

	December 31,
	2009	2008

Finished goods	$23,574	$2,171
Grain held for sale (1)	25,123	7,043
Raw materials	16,323	9,503
Petroleum & agronomy items held for sale	8,501	16,704
Work-in-process	5,343	7,371
Supplies and parts	2,694	1,489
	$81,558	$44,281

8. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2009	2008

Plant equipment	$485,345	$409,626
Plant, buildings and improvements	77,951	42,525
Land and improvements	34,546	27,305
Railroad track and equipment	25,712	21,843
Construction-in-progress	4,901	1,895
Computer and software	2,586	1,660
Office furniture and equipment	897	576
Leasehold improvements and other	3,027	14
Total property and equipment	634,965	505,444
Less: accumulated depreciation	(38,730)	(9,672)
Property and equipment, net	$596,235	$495,772

9. FINANCIAL DERIVATIVE INSTRUMENTS

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

The financial statement locations of derivatives are as follows (in thousands):

Derivative Instruments Consolidated Balance Sheet Location	Asset Derivatives		Liability Derivatives
	Fair Value at		Fair Value at
Consolidated Balance Sheet Location	December 31,		December 31,
	2009	2008	2009	2008

Derivative financial instruments (current assets)	$1,592	$2,714	$-	$-
Financing costs and other	198	-	-	-
Derivative financial instruments (current liabilities)	-	-	2,109	4,680
Other liabilities	-	-	19	-
Total	$1,790	$2,714	$2,128	$4,680

Derivative Instruments	Year Ended	Nine-Month Transition Period Ended December 31,	Year Ended
Consolidated Statements of Operations Location	December 31,		March 31,
	2009	2008	2008

Revenue	$(6,675)	$(940)	$-
Cost of goods sold	15,602	14,145	-
Net increase recognized in earnings	$8,927	$13,205	$-

The table below summarizes the volumes of open commodity derivative positions as of December 31, 2009 (in thousands):

	December 31, 2009
Derivative Instruments	Exchange Traded	Non-Exchange Traded
	Net Long & (Short) (1)	Long (2)	(Short) (2)	Unit of Measure	Commodity

Futures	(9,620)			Bushels	Corn and Soybeans
Futures	(2,854)			Gallons	Ethanol
Options	1,054			Bushels	Corn and Soybeans
Options	(1,427)			Gallons	Ethanol
Forwards		6,650	(240)	Bushels	Corn and Soybeans
Forwards		86	(88)	Gallons	Ethanol
Forwards		6	(3)	Tons	Distillers Grains

(1) Exchange traded futures and options are presented on a net long and (short) position basis.

(2) Non-exchange traded forwards are presented on a gross long and (short) position basis.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. For the year ended December 31, 2009, gross revenue and cost of goods sold under such contracts were $122.0 million and $117.2 million, respectively. For the nine-month transition period ended December 31, 2008, gross revenue and cost of goods sold under such contracts were $25.0 million and $21.8 million, respectively. For the year ended March 31, 2008 there were no such energy trading contracts presented in revenues.

Refer to Note 5. Fair Value Disclosures, which also contains fair value information related to derivative financial instruments.

10. LONG-TERM DEBT

The principal balances of the components of long-term debt are as follows (in thousands):

	December 31,
	2009	2008
Green Plains Bluffton:
Term loan	$63,000	$70,000
Revolving term loan	20,000	18,715
Revenue bond	22,000	22,000
Economic development grant	-	500
Green Plains Central City:
Term loan	55,000	-
Revolving term loan	30,500	-
Revolver	6,873	-
Capital lease	288	-
Green Plains Obion:
Term loan	52,800	60,000
Revolving term loan	36,200	30,839
Revolver	2,600	-
Note payable	160	714
Capital lease	729	748
Economic development loan	-	1,000
Economic development grant	1,603	1,700
Green Plains Ord:
Term loan	25,000	-
Revolving term loan	13,000	-
Revolver	2,672	-
Green Plains Shenandoah:
Term loan	19,600	23,200
Revolving term loan	17,000	17,000
Revolver	1,581	3,300
Economic development loan	105	165
Green Plains Superior:
Term loan	31,750	35,875
Revolving term loan	10,000	10,000
Capital lease	278	-
Green Plains Grain:
Term loan	7,425	8,325
Revolving term loan	17,931	20,000
Equipment financing loans	1,262	1,517
Green Plains Trade:
Revolving term loan	14,455	-
Other	3,151	818
Total debt	456,963	326,416
Less: current portion	(68,390)	(27,405)
Long-term debt	$388,573	$299,011

Scheduled long-term debt repayments, are as follows (in thousands):

Year Ending December 31,	Amount
2010	$68,390
2011	46,487
2012	40,112
2013	98,744
2014	27,595
Thereafter	175,635
Total	$456,963

Loan Terminology

Related to loan covenant discussions below, the following definitions generally apply to our loans (all calculated in accordance with GAAP consistently applied):

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

•

Fixed charge coverage ratio – adjusted EBITDAR divided by fixed charges, which are the sum of interest expense, current maturities under the term loan, rent expense and lease expenses.

•

Senior leverage ratio – debt, excluding amounts under the Green Plains Grain revolving credit note, divided by EBITDAR.

Ethanol Production Segment

Each of the Company’s ethanol production segment subsidiaries has credit facilities with lender groups that provided for term and revolving term loans to finance construction and operation of the production facilities. The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term facility (individually and collectively, the “Green Plains Bluffton Loan Agreement”). The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term facility as well as a statused revolving credit supplement (revolver) of up to $11.0 million (individually and collectively, the “Green Plains Central City Loan Agreement”). The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan, a revolving term loan of $37.4 million and a statused revolving credit supplement (revolver) of up to $2.6 million (individually and collectively, the “Green Plains Obion Loan Agreement”). The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term facility as well as a statused revolving credit supplement (revolver) of up to $5.0 million (individually and collectively, the “Green Plains Ord Loan Agreement”). The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan, a $17.0 million revolving term facility, and a statused revolving credit supplement (revolver) of up to $4.3 million (individually and collectively, the “Green Plains Shenandoah Loan Agreement”). The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term facility (individually and collectively, the “Green Plains Superior Loan Agreement”).

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

Final maturity dates (at the latest) are as follows:

▪

Green Plains Bluffton

 December 31, 2013

▪

Green Plains Central City

 July 1, 2016

▪

Green Plains Obion

 May 20, 2015

▪

Green Plains Ord

 July 1, 2016

▪

Green Plains Shenandoah

 May 20, 2014

▪

Green Plains Superior

 July 20, 2015

o

Each term loan has a provision that requires the respective subsidiary to make annual special payments equal to a percentage ranging from 50% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations, generally provided, however, that if such payment would result in a covenant default under the respective loan agreements, the amount of the payment shall be reduced to an amount which would not result in a covenant default.

o

As of December 31, 2009, free cash flow payments are discontinued when the aggregate of such future payments meets the following amounts:

▪

Green Plains Bluffton

 $16.0 million

▪

Green Plains Obion

 $18.0 million

▪

Green Plains Shenandoah

 $6.0 million

▪

Green Plains Superior

 $10.0 million

o

As of December 31, 2009, free cash flow payments are not to exceed the following amounts in any given year:

▪

Green Plains Central City

 $2.8 million

▪

Green Plains Ord

 $1.2 million

•

Revolving Term Loans – The revolving term loans are generally available for advances throughout the life of the commitment. Allowable advances under the Green Plains Shenandoah Loan Agreement are reduced by $2.4 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than November 1, 2014. Allowable advances under the Green Plains Superior Loan Agreement are reduced by $2.5 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than January 1, 2016. Interest-only payments are due each month on all revolving term loans until the final maturity date for the Green Plains Bluffton, Green Plains Shenandoah, and Green Plains Superior Loan Agreements. The Green Plains Obion Loan Agreement requires additional semi-annual payments of $4.675 million beginning November 1, 2015. Beginning January 1, 2010, the Green Plains Central City and Green Plains Ord Loan Agreements require interest-only payments due each month on the revolving term loans until the final maturity date.

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

o

Maturity dates are as follows:

▪

Green Plains Central City

 July 1, 2011

▪

Green Plains Obion

 June 1, 2010

▪

Green Plains Ord

 July 1, 2011

▪

Green Plains Shenandoah

 June 1, 2010

The Company intends to seek renewal of the revolvers maturing during 2010.

Pricing and Fees

•

The loans bear interest at LIBOR plus 1.5% to 4.35% or lender-established prime rates. Some have established a floor on the underlying LIBOR index. In some cases, the lender may allow us to elect to pay interest at a fixed interest rate to be determined.

•

Certain loans were charged an application fee and have an annual recurring administrative fee.

•

Unused commitment fees, when charged, range from 0.25% to 0.75%.

•

Origination and other fees have been recorded in financing costs in the consolidated balance sheets.

Security

As security for the loans, the lenders received a first-position lien on all personal property and real estate owned by the respective entity borrowing the funds, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant. These borrowing entities are also required to maintain certain financial and non-financial covenants during the terms of the loans. In addition, the debt facilities within Green Plains Central City and Green Plains Ord loans are cross-collateralized.

Representations, Warranties and Covenants

The loan agreements contain representations, warranties, conditions precedent, affirmative covenants (including financial covenants) and negative covenants including:

•

Maintenance of working capital as follows:

o

Green Plains Bluffton

 $7.4 million (increasing monthly to $12.0 million by November 30, 2010)

 working capital plus unused portion of revolver.

o

Green Plains Central City

and Green Plains Ord

$10.0 million combined working capital excluding current maturities of long-  term debt but including unused portion of revolver.

o

Green Plains Obion

$5.4 million (increasing to $9.0 million on April 30, 2010) working capital plus unused portion of revolver.

o

Green Plains Shenandoah

 $6.0 million working capital plus unused portion of revolver.

o

Green Plains Superior

 $(5.5) million (increasing periodically until reaching $3.0 million by December

 1, 2012) working capital plus unused portion of revolver.

•

Maintenance of net worth as follows:

o

Green Plains Bluffton

 $79.9 million (increasing monthly to $82.5 million by April 30, 2010)

o

Green Plains Obion

 $77.0 million

o

Green Plains Shenandoah

 $51.0 million

o

Green Plains Superior

 $18.0 million (increasing periodically until reaching $23.0 million by

 December 1, 2011)

•

Maintenance of tangible owner’s equity as follows:

o

Green Plains Bluffton

 at least 40% (increasing to 50% by December 31, 2010)

•

Maintenance of certain coverage ratios as follows:

Fixed charge coverage ratios:

o

Green Plains Bluffton

 1.25 to 1.0

o

Green Plains Central City

 1.0 to 1.0 at December 31, 2010 (increasing to 1.15 to 1.0 on December 31,

 2011)

o

Green Plains Obion

 1.25 to 1.0 at December 31, 2010

o

Green Plains Ord

 1.0 to 1.0 at December 31, 2010 (increasing to 1.15 to 1.0 on December 31,

 2011)

Debt service coverage ratios:

o

Green Plains Shenandoah

 1.50 to 1.0

o

Green Plains Superior

 1.25 to 1.0

•

Annual capital expenditures will be limited as follows:

o

Green Plains Bluffton

$1.0 million

o

Green Plains Central City

$1.0 million

o

Green Plains Obion

$1.0 million

o

Green Plains Ord

$1.0 million

o

Green Plains Shenandoah

$0.5 million

o

Green Plains Superior

$0.6 million

•

Allowable dividends or other annual distributions from each respective subsidiary, subject to certain additional restrictions including compliance with all loan covenants, terms and conditions, are as follows:

o

Green Plains Bluffton

Up to 35% of net profit before tax, and up to an additional 15% of net profit before tax, after free cash flow payment is made

o

Green Plains Central City

Beginning with the fiscal year ending December 31, 2010, up to 35% of net income and Green Plains Ord

before tax may be distributed for payment of the subsidiary’s allocated share of income taxes, and after December 31, 2010 unlimited after free cash flow payment is made,

provided maintenance of 60% tangible owner equity

o

Green Plains Obion

After December 31, 2010, up to 40% of net profit before tax, and unlimited after free cash flow payment is made

o

Green Plains Shenandoah

Up to 40% of net profit before tax, and unlimited after free cash flow payment is made

o

Green Plains Superior

Up to 40% of net profit before tax and unlimited after free cash flow payment is made

During 2009, loan agreements for Green Plains Bluffton, Green Plains Obion and Green Plains Superior were amended to reduce certain financial covenants related to working capital and net worth balances. In addition, the Green Plains Obion loan agreement was amended to change the effective date of the covenant related to the coverage ratio. All of our ethanol production subsidiaries are in compliance with their debt covenants or obtained applicable waivers relating to the period ended December 31, 2009.

Bluffton Revenue Bond

•

Bluffton Revenue Bond – Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the City of Bluffton, Indiana. The revenue bond requires: (1) semi-annual interest only payments of $825,000 through September 1, 2009, (2) semi-annual principal and interest payments of approximately $1.5 million during the period commencing on March 1, 2010 through March 1, 2019, and (3) a final principal and interest payment of $3.745 million on September 1, 2019.

•

The revenue bond bears interest at 7.50% per annum.

•

At December 31, 2009 Green Plains Bluffton had $3.3 million cash that was restricted as to use for payment towards the revenue bond.

•

Revenue bond issuance costs have been recorded in financing costs in the consolidated balance sheets.

Capitalized Interest

The Company capitalized $0, $6.0 million, and $2.6 million of interest for the year ended December 31, 2009, the nine-month transition period ended December 31, 2008, and the fiscal year ended March 31, 2008, respectively.

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

•

The loans bear interest at LIBOR plus 3.0%, subject to an interest rate “floor” of 4.5%.

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

As of December 31, 2009, Green Plains Grain was in compliance with all financial covenants in the loan agreements.

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

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility. Under the credit agreement, the lender will loan up to $30.0 million, subject to a borrowing base up to 85% of eligible receivables and a current availability block of $5.0 million. At December 31, 2009 Green Plains Trade had $11.5 million cash that was restricted as to use for payment towards the credit agreement. Such cash is presented in restricted cash on the consolidated balance sheet.

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

As of December 31, 2009, Green Plains Trade was in compliance with all financial covenants in the loan agreements.

Restricted Net Assets

At December 31, 2009, there were approximately $298.2 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.

11. STOCK-BASED COMPENSATION

The Company records noncash compensation expense related to payment for employee services by an equity award in our financial statements over the requisite service period. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures.

The Company has 2007 and 2009 Equity Incentive Plans which reserve a combined total of 2.0 million shares of common stock for issuance pursuant to the plans. The plans provide for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, non-vested stock and non-vested stock unit awards to eligible employees, non-employee directors and consultants. Additionally, outstanding stock options were assumed as part of the merger.

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

•

Stock Awards – Stock awards may be granted to directors and key employees with ownership of the common stock vesting immediately or over a period determined by the Compensation Committee and stated in the award. Stock awards granted to date vested in some cases immediately and at other times over a period determined by the Compensation Committee and were restricted as to sales for a specified period. Compensation expense was recognized upon the grant award date if fully vested, or over the requisite vesting period.

•

Deferred Stock Units – Deferred stock units (“DSU”) may be granted to directors and key employees with ownership of the common stock vesting immediately or over a period determined by the Compensation Committee and stated in the award. As determined by the Compensation Committee, deferred stock units granted to date vest over a specific period with underlying shares of common stock issuable in a period beyond the vesting date. Compensation expense was recognized upon the grant award date if fully vested, or over the requisite vesting period.

For stock options granted during the periods indicated below, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under GAAP, with the following weighted-average assumptions:

	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008	Year Ended March 31, 2008

Expected life	6.2	5.4	5.2
Interest rate	2.85%	3.00%	4.72%
Volatility	67.80%	63.90%	48.83%
Dividend yield	-	-	-

The expected life of options granted represents the period of time in years that options granted are expected to be outstanding. The Company uses a simplified method to estimate the expected life of options due to lack of historical experience. The interest rate represents the annual interest rate a risk-free investment could potentially earn during the expected life of the option grant. In the past, expected volatility was based on historical volatility of our common stock. Expected volatility is based on weighted-average historical volatility of our common stock and a peer group.

All of the Company’s existing share-based compensation awards have been determined to be equity awards. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

A summary of stock option activity for the year ended December 31, 2009 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2008	1,311,528	$12.59
Granted	172,500	11.11
Exercised	(263,259)	0.67
Forfeited	(44,499)	8.38
Expired	(4,000)	17.50
Cancelled	(9,336)	5.99

Outstanding at December 31, 2009	1,162,934	$15.27	5.7	$-

Exercisable at December 31, 2009	818,433	$18.10	4.9	$-

All fully-vested stock options as of December 31, 2009 are exercisable and are included in the above table. The weighted average grant-date fair values of options were $7.23, $3.16, and $7.88 for the year ended December 31, 2009, the nine-month transition period ended December 31, 2008, and the fiscal year ended March 31, 2008, respectively. Since weighted-average option prices exceeded the closing stock price at December 31, 2009, the aggregate intrinsic value was zero. The total intrinsic value of share options exercised were $0.7 million for the year ended December 31, 2009. No other stock options were exercised before 2009. The Company’s option awards allow employees to exercise options through cash payment to us for the shares of common stock or through a simultaneous broker-assisted cashless exercise of a share option, through which the employee authorizes the exercise of an option and the immediate sale of the option shares in the open market. The Company uses newly-issued shares of common stock to satisfy our share-based payment obligations.

The following table summarizes non-vested stock activity for the year ended December 31, 2009:

	Weighted- Average Number of Non-vested Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Vesting Term (in years)

Nonvested at December 31, 2008	150,046	$5.13
Granted	307,272	2.08
Forfeited	(78,750)	2.89
Vested	(111,312)	3.12

Nonvested at December 31, 2009	267,256	$3.33	2.1

The following table summarizes DSU activity for the year ended December 31, 2009:

	Weighted- Average Number of DSUs	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Vesting Term (in years)

Nonvested at December 31, 2008	-	$-
Granted	60,000	2.82
Forfeited	-	-
Vested	-	-

Nonvested at December 31, 2009	60,000	$2.82	0.4

Compensation costs expensed for share-based payment plans described above were approximately $1.6 million, $2.5 million and $0.5 million for the year ended December 31, 2009, for the nine-month transition period ended December 31, 2008 and for the fiscal year ended March 31, 2008, respectively. At December 31, 2009, there was $2.3 million of unrecognized compensation costs from share-based compensation arrangements, which is related to non-vested shares. This compensation is expected to be recognized over a weighted-average period of approximately 2 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 40% of these expense amounts. However, due to uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

12. EARNINGS PER SHARE

Basic earnings per common shares (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. The calculation of diluted earnings per share gives effect to common stock equivalents. For periods prior to the merger, to determine the weighted average number of common shares outstanding, the number of Green Plains common shares issued for outstanding VBV member shares was equated to member shares issued and outstanding. A reconciliation of basic and diluted earnings per share is as follows (in thousands):

	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008	Year Ended March 31, 2008

Net income (loss) attributable to Green Plains	$19,790	$(6,897)	$(3,520)
Weighted average shares outstanding - basic	24,895	12,366	7,498
Income (loss) attributable to Green Plains stockholders - basic	$0.79	$(0.56)	$(0.47)

Weighted average shares outstanding - basic	$24,895	$12,366	$7,498
Effect of dilutive stock options	174	-	-
Total potential shares outstanding	25,069	12,366	7,498
Income (loss) attributable to Green Plains stockholders - diluted	$0.79	$(0.56)	$(0.47)

The number of shares not included in the computation of diluted earnings (loss) per share above, as they would be anti-dilutive, were 48,668 at December 31, 2008 and 6,715 at March 31, 2008.

13. INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As a development stage company VBV incurred losses for each of the periods since its inception. Those losses have been recorded as a deferred tax asset with an offsetting valuation allowance since tax benefits from the losses may not be realized prior to their expiration. Due to the VBV merger, VBV, which is now a subsidiary of Green Plains, is treated as a corporation for income tax purposes and will be taxed as such for earnings during periods subsequent to April 1, 2008.

Current income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008	Year Ended March 31, 2008

Current
Federal	$438	$-	$-
State	(347)	-	-
Total	$91	$-	$-

Deferred income tax provisions for the year ended December 31, 2009, the nine-month transition period ended December 31, 2009 and fiscal year ended March 31, 2008 have been determined to be zero as the Company had net operating losses for tax purposes and has determined that any benefit from related net deferred tax assets may not be realized.

Differences between the income tax expense (benefit) computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008	Year Ended March 31, 2008
			(unaudited)
Tax expense (benefit) at federal statutory
rate of 35%	$7,063	$(2,837)	$(1,360)
State income tax benefit, net of federal expense	(2,411)	(544)	(224)
Tax credits	(439)	-	-
Increase (decrease) in valuation allowance against
deferred tax assets	(3,004)	3,297	1,584
Other	(1,118)	84	-
Income tax expense	$91	$-	$-

The Company’s federal income tax expense for year ended December 31, 2009 reflects benefits from the small ethanol producer’s and the research and development tax credits. The Company’s state income tax benefit for the year ended December 31, 2009 includes state income tax expense on 2009 income which was more than offset by certain state tax benefits and credits that will expire in years 2015 through 2020.

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards - Federal	$12,308	$5,627
Net operating loss carryforwards – State	3,129	1,376
Tax credit carryforwards – Federal	1,616	1,177
Tax credit carryforwards - State	3,222	87
Accrued expenses	1,957	-
Derivatives	4,730	4,955
Investment in partnerships	-	4,003
Organizational and start-up costs	5,379	3,080
Inventory valuation	4,415	752
Railcar leases	3,619	-
Stock options	2,207	2,522
State incentives	653	-
Deferred financing costs	450	-
Other	336	360
Total deferred tax assets	44,021	23,939

Deferred tax liabilities:
Fixed assets	$(31,603)	$(11,196)
Investment in partnerships	(2,679)	-
Total deferred tax liabilities	(34,282)	(11,196)

Valuation allowance	(9,739)	(12,743)

Deferred income taxes	$-	$-

The deferred tax valuation allowance of $9.7 million includes federal and state valuation allowances of $5.1 million and $4.6 million, respectively. A portion of the state valuation allowance of $4.6 million is related to certain Iowa tax credits that have a life between 5 and 10 years.

As of December 31, 2009, the Company had federal and state net operating loss carryforwards of $37.7 million and $38.7 million, respectively. As of December 31, 2008 the Company had federal and state net operating loss carryforwards of $17.2 million and $17.0 million, respectively. In determining these net operating loss carryforwards we considered future taxable income and possible limitations on net operating losses. These losses will expire in years 2026 through 2029.

The Company continues to maintain a valuation allowance against the value of all net deferred tax assets at December 31, 2009, due to the uncertainty of realizing these assets in the future. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The Company conducts business and files tax returns in several states within the United States. The Company’s returns for the tax years ended November 30, 2006 and later are still subject to audit.

As of January 1, 2009, the Company had no unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2009	$-
Additions for tax positions of current years	107
Balance at December 31, 2009	$107

The Company estimates that it is reasonably possible that the amount of unrecognized tax benefits will not significantly change over the next twelve months.

We accrue interest and penalties associated with uncertain tax positions as part of selling, general and administrative expense.

14. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $9.4 million, $0.7 million, and $2,000 during the year ended December 31, 2009, the nine-month transition period ended December 31, 2008, and the fiscal year ended March 31, 2008, respectively. Aggregate minimum lease payments under these agreements for future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2010	$9,544
2011	6,598
2012	5,344
2013	4,393
2014	2,607
Thereafter	5,667
Total	$34,153

Commodities – Corn, Natural Gas, Ethanol and Distillers Grains

As of December 31, 2009, we had contracted for future corn deliveries valued at $230.8 million, natural gas deliveries valued at approximately $11.9 million, ethanol product deliveries valued at approximately $11.9 million and distillers grains product deliveries valued at approximately $0.9 million.

15. EMPLOYEE BENEFIT PLANS

The Company offers eligible employees a comprehensive employee benefits plan that includes health, dental, vision, life and accidental death, short-term disability, long-term disability, and flexible spending accounts. Additionally, the Company offers a 401(k) retirement plan that enables eligible employees to save on a tax-deferred basis up to the limits allowable under the Internal Revenue Code. The Company matches up to 4% of eligible employee contributions. Employee and employer contributions are 100% vested immediately. Employer contributions to the 401(k) plan were $0.5 million, less than $0.1 million, and $0 for the year ended December 31, 2009, the nine-month transition period ended December 31, 2008, and the fiscal year ended March 31, 2008, respectively.

Green Plains Grain contributes to a defined benefit pension plan. Although benefits under the plan were frozen as of January 1, 2009, Green Plains Grain remains obligated to ensure that the plan is funded in accordance with applicable requirements. As of December 31, 2009, the assets of the plan are $5.5 million and liabilities of the plan are $5.8 million. Excess plan liabilities over plan assets of $0.3 million and $1.3 million are included in other liabilities on our consolidated balance sheets at December 31, 2009 and 2008, respectively. Minimum funding standards generally require a plan’s underfunding to be made up over a seven-year period. The amount of underfunding could increase or decrease, based on investment returns of the plan’s assets or changes in the assumed discount rate used to value benefit obligations.

16. RELATED PARTY TRANSACTIONS

Sales and Financing Contracts

Three subsidiaries have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital is a member of our Board of Directors. A total of $1.6 million and $1.5 million is included in debt at December 31, 2009 and 2008, respectively, under these financing arrangements.

The Company has entered into fixed-price ethanol purchase and sale agreements with Center Oil Company. Gary R. Parker, President and Chief Executive Officer of Center Oil, is a member of our Board of Directors. The purchases and sales agreements are executed to hedge prices on a portion of our expected ethanol production. During the year ended December 31, 2009, cash receipts from Center Oil totaled $112.0 million and payments to Center Oil totaled $15.5 million on these contracts. During the nine months ended December 31, 2008, cash receipts and payments totaled $18.8 million and $0.4 million, respectively, on these contracts. The Company had $2.3 million included in accounts receivable at December 31, 2009 and no outstanding payables in current liabilities under these purchase and sale agreements. At December 31, 2008, the Company did not have any outstanding payables or receivables related to these purchase and sale agreements.

Aircraft Lease

The Company entered into an agreement on November 10, 2009 with Hoovestol, Inc. for the lease of an aircraft. Wayne B. Hoovestol, President of Hoovestol Inc., is Chairman of our Board of Directors. The Company has agreed to pay $3,333 a month for two years for use of an aircraft. Any flight time in excess of 50 hours per year will incur additional hourly-based charges. For the year ended December 31, 2009, payments related to this lease totaled $5,635, and at December 31, 2009, the Company did not have any outstanding payables related to this lease.

Blendstar Acquisition

As discussed in Note 4 – Acquisitions, on January 20, 2009, the Company acquired 51% of Blendstar LLC from Bioverda U.S. Holdings LLC, an affiliate of NTR, for $8.9 million. The purchase price is comprised of a $7.5 million January 2009 payment and the assumption of a liability to the former owners of this 51% interest, payable in three annual installments of $0.5 million, the first of which occurred in July 2009 and the present value of which was recorded at $1.4 million.

Pre-Merger Related Parties

Pre-merger related party transactions pertain to transactions with parties that were considered related due to their level of ownership interests in EGP, IBE or VBV prior to the October 2008 merger with VBV. These ownership interests became immaterial upon completion of that merger. These parties are no longer considered related and no amounts as of December 31, 2008 or 2009, or for the year ended December 31, 2009 are presented. The following were pre-merger related party transactions during the periods presented (in thousands):

	Costs Incurred
Name	Nine-Month Transition Period Ended December 31, 2008	Year Ended March 31, 2008
Fagen, Inc. (1)	$38,977	$153,078
Harold Coffey (dba Harold Coffey Construction Company) (1)	2,150	6,272
Jackson-Briner Joint Venture LLC (1)	-	10,202
Obion Grain Company (2)	3,583	-
Cargill Biofuels Investment (dba Cargill Incorporated) (2)	53,174	-
James K. Patterson (dba The Patterson Group) (3)	131	190
Steve Hogan & Troy Flowers (dba Midwest Bio-Management LLC) (3)	119	156
David Dale (dba Dale & Huffman) (3)	9	23
Aventine Renewable Energy (4)	13,614	-

(1) Construction sevices provided

(2) Grain provided under grain origination contracts

(3) Services provided under consulting contracts

(4) Services provided under marketing contracts

17. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued, which was February 24, 2010.

18. QUARTERLY FINANCIAL DATA (Unaudited)

After the merger, Green Plains changed its fiscal year end to December 31. Prior to that, the Company’s fiscal year end had been March 31. The following table sets forth certain unaudited financial data for each of the quarters within the nine-month transition period ended December 31, 2008 and the fiscal year ended March 31, 2008. This information has been derived from our consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

(Amounts in thousands, except per share amounts)
	Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Revenues	$436,713	$361,724	$284,655	$221,082
Cost of goods sold	392,449	340,321	269,772	219,203
Operating income (loss)	29,763	10,754	4,169	(7,180)
Other expense	(6,165)	(5,394)	(3,563)	(2,106)
Income tax expense (benefit)	280	(189)	-	-
Net income (loss) attributable to Green Plains	23,050	5,454	627	(9,341)
Basic earnings (loss) per share attributable to Green Plains	0.92	0.22	0.03	(0.38)
Diluted earnings (loss) per share attributable to Green Plains	0.91	0.22	0.03	(0.38)

	Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Revenues	$183,221	$5,278	$259	$-
Cost of goods sold	167,898	7,381	165	-
Operating income (loss)	879	(4,665)	(1,367)	(1,953)
Other income (expense)	(2,967)	66	5	(64)
Income tax expense	-	-	-	-
Net loss attributable to Green Plains	(1,849)	(3,876)	(1,172)	(1,787)
Basic and diluted loss per share attributable to Green Plains	(0.08)	(0.52)	(0.16)	(0.24)

Schedule I – Condensed Financial Information of the Registrant (Parent Company Only)

GREEN PLAINS RENEWABLE ENERGY, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

BALANCE SHEETS - PARENT COMPANY ONLY

(in thousands, except share amounts)

	December 31,
	2009	2008

ASSETS

Current assets
Cash and cash equivalents	$11,591	$44,526
Accounts receivable, including amounts from related parties of
$500 and $0, respectively	520	1,387
Prepaid expenses and other	720	352
Intercompany	-	24,501
Total current assets	12,831	70,766

Property and equipment, net	738	433
Investment in consolidated subsidiaries	291,768	209,272
Investment in unconsolidated subsidiaries	2,272	1,377
Financing costs and other, net	402	54
Total assets	$308,011	$281,902

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$886	$1,534
Accrued liabilities	3,873	679
Intercompany	636	-
Current maturities of long-term debt	485	-
Total current liabilities	5,880	2,213

Long-term debt	486	-
Other liabilities	181	-
Total liabilities	6,547	2,213

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
24,957,378 and 24,659,250 shares issued and outstanding, respectively	25	25
Additional paid-in capital	292,231	290,421
Retained earnings (accumulated deficit)	9,331	(10,459)
Accumulated other comprehensive loss	(123)	(298)
Total stockholders' equity	301,464	279,689
Total liabilities and stockholders' equity	$308,011	$281,902

See accompanying notes to the condensed financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY

(in thousands)

	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008

Revenues	$-	$-
Cost of goods sold	-	-
Gross profit	-	-
Selling, general and administrative expenses	-	-
Operating income (loss)	-	-

Other income (expense)
Interest income	122	83
Interest expense, net of amounts capitalized	(36)	-
Equity in earnings (loss) of consolidated subsidiaries	19,947	(6,983)
Other, net	(277)	3
Total other income (expense)	19,756	(6,897)

Income (loss) before income taxes	19,756	(6,897)
Income tax benefit	(34)	-
Net income (loss)	$19,790	$(6,897)

See accompanying notes to the condensed financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

(in thousands)

	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008

Cash flows from operating activities:
Net income (loss)	$19,790	$(6,897)
Equity in earnings of consolidated affiliates	(19,947)	6,983
Equity in loss of unconsolidated subsidiary	277	-
Net cash provided by operating activities	120	86

Cash flows from investing activities:
Purchases of property and equipment	(458)	(170)
Investment in subsidiaries	(62,288)	(130,218)
Investment in unconsolidated subsidiaries	(1,173)	(1,377)
Intercompany	30,233	(28,363)
Acquisition of businesses, net of cash acquired	-	214
Dividends received	914	-
Other	541	(1,797)
Net cash used by investing activities	(33,231)	(161,711)

Cash flows from financing activities:
Payments of principal on long-term debt	-	(1,000)
Proceeds from exercises of stock options	176	-
Proceeds from issuance of common stock	-	207,151
Net cash provided by financing activities	176	206,151

Net change in cash and equivalents	(32,935)	44,526
Cash and cash equivalents, beginning of period	44,526	-
Cash and cash equivalents, end of period	$11,591	$44,526

See accompanying notes to the condensed financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS – PARENT COMPANY ONLY

1. BASIS OF PRESENTATION

Green Plains Renewable Energy, Inc., the Parent Company, is a holding company that conducts substantially all of its business operations through its subsidiaries. As specified in certain of its subsidiaries’ debt agreements, there are restrictions on the Parent Company’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances. See Note 10 – Long-Term Debt for further information. Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Green Plains Renewable Energy, Inc.’s audited consolidated financial statements included elsewhere herein.

2. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Parent Company leases certain facilities under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Parent Company incurred lease expenses of $0.3 million and $0.1 million during the year ended December 31, 2009 and the nine-month transition period ended December 31, 2008, respectively. Aggregate minimum lease payments under these agreements for future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2010	$368
2011	310
Thereafter	-
Total	$678

Parent Guarantees

The various operating subsidiaries of the Parent Company enter into contracts as a routine part of their business activities. Examples of these contracts include financing and lease arrangements, commodity purchase and sale agreements, and agreements with vendors. In certain instances, the contractual obligations of such subsidiaries are guaranteed by, or otherwise supported by the Parent Company. As of December 31, 2009, the Parent Company had $32.0 million in guarantees of subsidiary contracts and indebtedness.

3. LONG-TERM DEBT

Parent Company only debt is comprised of future annual payments related to an assumption of a liability to the former owners of Blendstar.

Scheduled long-term debt repayments are as follows (in thousands):

Year Ending December 31,	Amount
2010	$485
2011	486
Thereafter	-
Total	$971