Form 10-K/A
period 2009-12-31
Green Plains Renewable Energy, Inc.
filed 2010-02-25
CIK 1309402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Introductory Note

This amendment is being filed to (1) correct the Exhibit Index in Item 15, (2) file the correct Exhibits 10.8(l) and 10.19(c), (3) remove the document that was filed as Exhibit 10.1(l) as set forth in line 7 of the EDGAR list of exhibits filed, which was correctly not included in the Item 15 Exhibit Index, and (4) refile Exhibit 10.24(b) under the correct item number, which was originally designated as Exhibit 10.24(a).  We are also filing new, modified Exhibits 31.1 and 31.2, as required.  Except as noted above, this amendment does not update the information that was presented in the original Form 10-K, which was filed with the Securities and Exchange Commission on February 24, 2010.

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

+10.1(g)	Amendment to the Master Loan Agreement between Farm Credit Services of America, FLCA and Green Plains Shenandoah LLC, dated August 3, 2009 (f/k/a GPRE Shenandoah LLC)
+10.1(h)	Security Agreement between Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA, dated August 3, 2009
+10.1(i)	Amendment to the Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and Green Plains Shenandoah LLC, dated December 1, 2009
+10.1(j)	Amendment to the Master Loan Agreement between Farm Credit Services of America, FLCA and Green Plains Shenandoah LLC, dated December 1, 2009
+10.1(k)

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

Amendment to Master Loan Agreement between Farm Credit Services FLCA and Superior Ethanol, L.L.C., dated April 23, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 19, 2008)

10.2(i)

Amendment to the Construction and Term Loan Supplement between Farm Credit Services FLCA and Superior Ethanol, L.L.C., dated April 23, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 19, 2008)

10.2(j)

Amendment to the Construction and Revolving Term Loan Supplement between Farm Credit Services FLCA and Superior Ethanol, L.L.C., dated April 23, 2008 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 19, 2008)

10.2(k)

Amendment to the Master Loan Agreement between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA, dated October 6, 2008 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed October 10, 2008)

+10.2(l)	Amendment to the Master Loan Agreement between Farm Credit Services of America, FLCA and Green Plains Superior LLC, dated May 12, 2009 (f/k/a Superior Ethanol, L.L.C.)
+10.2(m)	Amendment to the Construction and Term Loan Supplement between Farm Credit Services of America, FLCA and Green Plains Superior LLC, dated May 12, 2009 (f/k/a Superior Ethanol, L.L.C.)
+10.2(n)	Amendment to the Construction and Revolving Term Loan Supplement between Farm Credit Services of America, FLCA and Green Plains Superior LLC, dated May 12, 2009 (f/k/a Superior Ethanol, L.L.C.)
+10.2(o)	Amendment to Master Loan Agreement, dated July 20, 2009, between Farm Credit Services of America, FLCA and Green Plains Superior LLC

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

*10.5	2007 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 27, 2007)
10.6	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-4/A filed August 1, 2008)
*10.7(a)	Employment Agreement with Todd Becker (Incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-4/A filed August 1, 2008)
+*10.7(b)	Amendment No. 1 to Employment Agreement with Todd Becker, dated December 18, 2009.
10.8(a)

Master Loan Agreement entered into as of August 31, 2007 by and between Farm Credit Services of Mid-America, FLCA, Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC (fka Ethanol Grain Processors, LLC) (Incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.8(b)

Construction and Revolving Term Loan Supplement entered into as of August 31, 2007 by and between Farm Credit Services of Mid-America, FCLA and Green Plains Obion LLC (fka Ethanol Grain Processors, LLC) (Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.8(c)

Construction and Term Loan Supplement entered into as of August 31, 2007 by and between Farm Credit Services of Mid-America, FLCA and Green Plains Obion LLC (fka Ethanol Grain Processors, LLC) (Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.8(d)

Statused Revolving Credit Supplement entered into as of August 31, 2007 by and between Farm Credit of Mid-America, PCA and Green Plains Obion LLC (fka Ethanol Grain Processors, LLC) (Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.8(e)

Amendment to Master Loan Agreement between Farm Credit Services of Mid-America, FCLA, Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC, (f/k/a/ Ethanol Grain Processors, LLC) dated March 24, 2009 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

10.8(f)

Statused Revolving Credit Supplement between Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC (f/k/a Ethanol Grain Processors, LLC), dated March 24, 2009 (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

+10.8(g)

Amendment to the Construction and Revolving Term Loan Supplement between Farm Credit Services of Mid-America, FLCA, and Green Plains Obion, LLC (f/k/a Ethanol Grain Processors, LLC, Rives, Tennessee), dated March 24, 2009

+10.8(h)	Amendment to the Master Loan Agreement between Farm Credit Services of Mid-America, FLCA, Farm Credit Services of Mid-America, PCA, and Green Plains Obion LLC, Rives Tennessee, dated May 12, 2009
+10.8(i)	Amendment to the Master Loan Agreement between CoBank, ACB and Green Plains Obion LLC, Rives, Tennessee, dated May 12, 2009
+10.8(j)	Amendment to the Master Loan Agreement between Farm Credit Services of Mid-America, FLCA, Farm Credit Services of Mid-America, PCA, and Green Plains Obion LLC, dated September 16, 2009
+10.8(k)	Amendment to the Construction and Revolving Term Loan Agreement between Farm Credit Services of Mid-America, FLCA and Green Plains Obion LLC, dated September 16, 2009
10.8(l)	Statused Revolving Credit Supplement to the Master Loan Agreement between Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC, dated September 16, 2009
+10.8(m)	Statused Revolving Credit Supplement to the Master Loan Agreement between Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC, Rives Tennessee, dated December 22, 2009
+10.8(n)	Amendment to the Construction and Revolving Term Loan Supplement between Farm Credit Services of Mid-America, FLCA and Green Plains Obion LLC, Rives, Tennessee, dated December 22, 2009
+10.8(o)	Amendment to the Construction Term Loan Supplement between Farm Credit Services of Mid-America, FLCA and Green Plains Obion LLC, Rives, Tennessee, dated December 22, 2009
10.9(a)

Master Loan Agreement dated as of February 27, 2007 by and among Green Plains Bluffton LLC (fka Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.9(b)

First Supplement to Master Loan Agreement dated as of February 27, 2007 by and between Green Plains Bluffton LLC (fka Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.9(c)

Second Supplement to Master Loan Agreement dated as of February 27, 2007 by and between Green Plains Bluffton LLC (fka Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.9(d)

Construction/Permanent Mortgage Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of February 27, 2007 by Green Plains Bluffton LLC (fka Indiana Bio-Energy, LLC) in favor of AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.9(e)

Second Amendment to Master Loan Agreement between Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA, dated April 16, 2009 (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

+10.9(f)

Third Amendment to Master Loan Agreement (including First and Second Supplements) between Agstar Financial Services, PCA, and Indiana Bio-Energy, LLC (n/k/a Green Plains Bluffton LLC), dated June 30, 2009

+10.9(g)	First Amendment to the First Supplement to the Master Loan Agreement (Construction and Term Loan) between Agstar Financial Services, PCA, and Indiana Bio-Energy, LLC, dated June 30, 2009
+10.9(h)	First Amendment to the Second Supplement to the Master Loan Agreement (Term Revolving Loan) between Agstar Financial Services, PCA, and Indiana Bio-Energy, LLC, dated June 30, 2009
+10.9(i)

Fourth Amendment to Master Loan Agreement (including First and Second Supplements) between Agstar Financial Services, PCA and Indiana Bio-Energy, LLC (n/k/a Green Plains Bluffton LLC), dated December 31, 2009

+10.9(j)	First Amendment to the Master Loan Agreement between Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA, dated October 15, 2008
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

*10.17	Employment Offer Letter to Edgar Seward dated October 15, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)
*10.18	Employment Offer Letter to Steven Bleyl dated October 15, 2008 (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)
*10.19(a)	2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 11, 2009)
+*10.19(b)	Form of Stock Option Award Agreement for 2009 Equity Incentive Plan
*10.19(c)	Form of Restricted Stock Award Agreement for 2009 Equity Incentive Plan
+*10.19(d)	Form of Deferred Stock Unit Award Agreement for 2009 Equity Incentive Plan
10.20

Membership Interest Purchase Agreement by and between the Entities listed on Schedule 1 thereto, AgStar Financial Services, PCA, as Seller Agent, and Green Plains Holdings dated as of May 20, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.21

Membership Interest Purchase Agreement by and between the Entities listed on Schedule 1 thereto, AgStar Financial Services, PCA, as Seller Agent, and Green Plains Holdings dated as of May 20, 2009 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.22(a)

Credit Agreement by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein, dated July 2, 2009 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

+10.22(b)

Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by and among Green Plains Ord LLC,  Ticor Title Insurance Company and AgStar Financial Services, PCA, dated July 2, 2009

+10.22(c)	Security Agreement by and among Green Plains Ord LLC, Green Plains Holdings LLC and AgStar Financial Services, PCA, dated July 2, 2009
+10.22(d)	Affiliate Security Agreement between Green Plains Central City LLC and AgStar Financial Services, PCA, dated July 2, 2009
+10.22(e)

Affiliate Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing between Green Plains Central City LLC, Ticor Title Insurance Company, and AgStar Financial Services, PCA, dated July 2, 2009

10.23(a)

Credit Agreement by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent, and the Banks named therein, dated July 2, 2009 (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

+10.23(b)

Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by and among Green Plains Central City LLC, Ticor Title Insurance Company, and AgStar Financial Services, PCA, dated July 2, 2009

+10.23(c)	Security Agreement by and among Green Plains Central City LLC, Green Plains Holdings LLC and AgStar Financial Services, PCA, dated July 2, 2009
+10.23(d)	Affiliate Security Agreement between Green Plains Ord LLC and AgStar Financial Services, PCA, dated July 2, 2009
+10.23(e)

Affiliate Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing between Green Plains Ord LLC, Ticor Title Insurance Company, and AgStar Financial Services, PCA, dated July 2, 2009

10.24(a)

Revolving Credit and Security Agreement by and between PNC Bank, National Association (as Lender and Agent) and Green Plains Trade Group LLC, dated July 30, 2009 (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.24(b)	First Amendment to Revolving Credit and Security Agreement by and between PNC Bank, National Association (as Lender and Agent) and Green Plains Trade Group LLC dated November 17, 2009
*10.25	Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 27, 2010)
+*10.26	Director Compensation effective January 1, 2009
+21.1	Schedule of Subsidiaries
+23.1	Consent of KPMG LLP
+23.2	Consent of L.L. Bradford & Company, LLC
+23.3	Consent of KPMG LLP
+31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.1(b)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
+31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
+32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* +	Represents management compensatory contracts Filed with the original filing of this Form 10-K on February 24, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS RENEWABLE ENERGY, INC.

(Registrant)

Date:  February 25, 2010

By:  /s/ Todd A. Becker

Todd A. Becker

President and Chief Executive Officer

(Principal Executive Officer)