Form 10-Q
period 2010-03-31
Green Plains Renewable Energy, Inc.
filed 2010-05-03
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

The number of shares of common stock, par value $0.001 per share, outstanding as of April 30, 2010 was 31,352,935 shares.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$182,052	$89,779
Restricted cash	8,056	12,554
Accounts receivable, net of allowances of $139 and $119, and including amounts from related parties of $3,428 and $2,311, respectively	42,934	44,637
Inventories	87,055	81,558
Prepaid expenses and other	6,901	7,574
Deferred income taxes	13,087	—
Deposits	11,639	14,752
Derivative financial instruments	4,762	1,592

Total current assets	356,486	252,446

Property and equipment, net of accumulated depreciation of $47,137 and $38,730, respectively	590,151	596,235
Investment in unconsolidated subsidiaries	2,104	2,272
Goodwill	14,543	14,543
Financing costs and other, net	12,376	12,585

Total assets	$975,660	$878,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable, including amounts to related parties of $1,707 and $652, respectively	$57,045	$70,246
Accrued liabilities	16,260	24,052
Unearned revenue	21,099	9,535
Derivative financial instruments	4,924	2,109
Current maturities of long-term debt	72,111	68,390

Total current liabilities	171,439	174,332

Long-term debt	375,391	388,573
Deferred income taxes	17,563	—
Other liabilities	4,332	4,468

Total liabilities	568,725	567,373

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 31,340,378 and 24,957,378 shares issued and outstanding, respectively	31	25
Additional paid-in capital	373,089	292,231
Retained earnings	24,907	9,331
Accumulated other comprehensive loss	(246)	(123)

Total Green Plains stockholders’ equity	397,781	301,464
Noncontrolling interests	9,154	9,244

Total stockholders’ equity	406,935	310,708

Total liabilities and stockholders’ equity	$975,660	$878,081

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009

Revenues	$426,474	$221,082
Cost of goods sold	389,000	219,203

Gross profit	37,474	1,879
Selling, general and administrative expenses	12,969	9,059

Operating income (loss)	24,505	(7,180)

Other income (expense)
Interest income	27	74
Interest expense	(4,656)	(2,514)
Other, net	—	334

Total other expense	(4,629)	(2,106)

Income (loss) before income taxes	19,876	(9,286)
Income tax expense	4,390	—

Net income (loss)	15,486	(9,286)
Net (income) loss attributable to noncontrolling interests	90	(55)

Net income (loss) attributable to Green Plains	$15,576	$(9,341)

Earnings (loss) per share:
Income (loss) attributable to Green Plains stockholders - basic	$0.59	$(0.38)

Income (loss) attributable to Green Plains stockholders - diluted	$0.58	$(0.38)

Weighted average shares outstanding:
Basic	26,526	24,865

Diluted	27,026	24,865

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$15,486	$(9,286)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	8,651	6,169
Deferred income taxes	4,307	—
Stock-based compensation expense	1,323	153
Undistributed equity in loss of affiliates	168	100
Allowance for doubtful accounts	20	—
Changes in operating assets and liabilities:
Accounts receivable	1,683	18,166
Inventories	(5,497)	(5,360)
Deposits	3,113	(1,565)
Unrealized gains on derivative financial instruments	(283)	(1,629)
Prepaid expenses and other assets	673	7,016
Accounts payable and accrued liabilities	(20,993)	(35,596)
Unearned revenues	11,564	11,881
Other	(612)	(616)

Net cash provided (used) by operating activities	19,603	(10,567)

Cash flows from investing activities:
Purchases of property and equipment	(2,300)	(1,304)
Acquisition of businesses, net of cash acquired	—	(3,220)
Other	—	(256)

Net cash used by investing activities	(2,300)	(4,780)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,750	322
Payments of principal on long-term debt	(8,833)	(2,932)
Proceeds from revolving debt	434,949	8,194
Payments on revolving debt	(437,312)	—
Proceeds from issuance of common stock	79,844	—
Change in restricted cash	4,498	230
Payments of loan fees	(26)	(1,191)
Other	100	40

Net cash provided by financing activities	74,970	4,663

Net change in cash and equivalents	92,273	(10,684)
Cash and cash equivalents, beginning of period	89,779	62,294

Cash and cash equivalents, end of period	$182,052	$51,610

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page

	Three Months Ended
	2010	2009

Supplemental disclosures of cash flow:
Cash paid for income taxes	$25	$—

Cash paid for interest	$8,792	$2,064

Noncash additions to property and equipment:
Property and equipment acquired in acquisitions	$—	$7,437
Capital lease obligations incurred for equipment	—	322

Total noncash additions to property and equipment	$—	$7,759

Supplemental noncash investing and financing activities:
Assets acquired in acquisitions and mergers	$—	$21,593
Less: liabilities assumed	—	(6,202)

Net assets acquired	$—	$15,391

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

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities which it controls. All significant intercompany balances and transactions have been eliminated. Unconsolidated entities are included in the financial statements on an equity basis. Results for the interim periods presented are not necessarily indicative of results to be expected for the entire year. Certain amounts previously reported within the consolidated balance sheets and consolidated statements of cash flows have been reclassified to conform to the current year presentation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Regulation S-X of the Securities Exchange Act of 1934, or Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements should be read in conjunction with our annual report filed on Form 10-K, as amended, for the year ended December 31, 2009.

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

Description of Business

We are a vertically-integrated producer, marketer and distributor of ethanol. We have operations throughout the ethanol value chain, beginning upstream with our agronomy and grain handling operations, continuing through our approximately 480 million gallons per year, or mmgy, of ethanol production capacity and ending downstream with our ethanol marketing, distribution and blending facilities.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured.

For sales of ethanol and distillers grains by Green Plains Trade Group LLC, our in-house, fee-based marketing business, revenue is recognized when title to the product and risk of loss transfer to an external customer. Revenues related to our marketing operations for third parties are recorded on a gross basis in the consolidated financial statements, as Green Plains Trade takes title to the product and assumes risk of loss. Unearned revenue is reflected on our consolidated balance sheet for goods in transit for which we have received payment and title has not been transferred to the customer. Revenues from Blendstar LLC, a majority-owned biofuel terminal operator that offers ethanol transload and splash blending services, are recognized as these services are rendered.

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

Cost of Goods Sold

Cost of goods sold includes costs for direct labor, materials and certain plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of our ethanol plants. Grain purchasing and receiving costs, other than labor costs for grain buyers and scale operators, are also included in cost of goods sold. Direct materials consist of the costs of corn feedstock, denaturant and process chemicals. Corn feedstock costs include realized and unrealized gains and losses on related derivative financial instruments, inbound freight charges, inspection costs and internal transfer costs. Plant overhead costs primarily consist of plant utilities, plant depreciation, sales commissions and outbound freight charges. Shipping costs incurred directly by us, including railcar lease costs, are also reflected in cost of goods sold.

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

Unearned Revenue

The Company receives cash advances on sales from customers in the ordinary course of business. These advance payments are reflected in unearned revenue until the service is performed or product is delivered to the customer, based on terms of the sale arrangement, at which time revenue is recognized.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends Subtopic 820-10. ASU 2010-06 enhances disclosure requirements related to fair value measurements. Certain provisions of ASU 2010-06 are effective for annual and interim periods beginning after December 15, 2009 and others for fiscal years beginning after December 15, 2010. The Company has adopted certain provisions of ASU 2010-06 during the current quarter and has incorporated new disclosures regarding fair value measurements in Note 3 – Fair Value Disclosures. The adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” The amendments remove the requirement for filings with the Securities and Exchange Commission, or SEC, to disclose the date through which subsequent events have been evaluated. The adoption of this standard, which was effective upon its issuance, did not have a material impact on our consolidated financial statements.

2.	PUBLIC OFFERING OF COMMON STOCK

In March 2010, the Company sold approximately 6.3 million newly-issued shares of its common stock at a price of $13.50 per share. The net proceeds of this equity offering totaled approximately $79.8 million. The Company intends to use the net proceeds of this offering for general corporate purposes and to acquire or invest in additional facilities, assets or technologies consistent with its growth strategy.

3.	FAIR VALUE DISCLOSURES

The following methods, assumptions and valuation techniques were used in estimating the fair value of the Company’s financial instruments:

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 1 unrealized gains and losses on commodity derivatives relate to open trade equity and option values in the Company’s brokerage accounts.

Level 2 – directly or indirectly observable inputs such as quoted prices for similar assets or liabilities in active markets other than quoted prices included within Level 1; quoted prices for identical or similar assets in markets that are not active; and other inputs that are observable or can be substantially corroborated by observable market data by correlation or other means. Inventory amounts are valued at nearby futures values, plus or minus nearby basis levels.

Level 3 – unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities. The Company currently does not have any Level 3 financial instruments.

There have been no changes in valuation techniques and inputs used in measuring fair value and no transfers in and out of Level 1 or Level 2.

The following tables set forth the Company’s assets and liabilities by level that were accounted for the periods indicated (in thousands):

	Fair Value Measurements at March 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$182,052	$—	$182,052
Restricted cash	8,056	—	8,056
Margin deposits	5,161	—	5,161
Agricultural inventories carried at market	—	14,283	14,283
Unrealized gains on commodity derivatives	4,687	75	4,762

Total assets measured at fair value	$199,956	$14,358	$214,314

Liabilities
Unrealized losses on commodity derivatives	$2,497	2,427	$4,924

Total liabilities measured at fair value	$2,497	$2,427	$4,924

	Fair Value Measurements at December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$89,779	$—	$89,779
Restricted cash	12,554	—	12,554
Margin deposits	1,588	—	1,588
Agricultural inventories carried at market	—	25,123	25,123
Unrealized gains on commodity derivatives	1,012	778	1,790

Total assets measured at fair value	$104,933	$25,901	$130,834

Liabilities
Unrealized losses on commodity derivatives	$1,758	$370	$2,128

Total liabilities measured at fair value	$1,758	$370	$2,128

The Company believes the fair value of its debt approximates book value, which is $447.5 million and $457.0 million at March 31, 2010 and December 31, 2009, respectively.

4.	ACQUISITIONS

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

The amounts above are preliminary purchase price allocations. The Company expects to finalize the purchase price allocations, specifically finalization of state tax incentives, during the second quarter of 2010 and it is not expected that any adjustments will materially impact the preliminary amounts shown above.

It is impracticable for the Company to present supplemental pro forma information related to the acquisitions of Green Plains Ord and Green Plains Central City. These ethanol production facilities were part of a larger consolidated company before their acquisition by the Sellers in early 2009. From the date of the acquisition by the Sellers to the date of our acquisition in July 2009, the plants were not operating and generated no revenue or income. The predecessor owner did not maintain separate financial statements for these two facilities, and any attempt by us to present pro forma information (revenue and earnings on a pro forma combined basis for the three months ended March 31, 2009) would be based on estimated historical results for those facilities rather than actual operating results. We expect the goodwill to be deductible for tax purposes.

5.	SEGMENT INFORMATION

Company management reviews financial and operating performance in three separate operating segments. These segments are: (1) production of ethanol and related co-products (which we collectively refer to as “ethanol production”), (2) grain warehousing and marketing, as well as sales and related services of agronomy and petroleum products (which we collectively refer to as “agribusiness”), and (3) marketing and distribution of Company-produced and third-party ethanol and distillers grains (which we refer to as “marketing and distribution”). Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as “corporate activities.”

Ethanol Production Segment. Our ethanol production segment has the capacity to produce approximately 480 mmgy of ethanol. Our ethanol plants also produce co-products such as wet, modified wet or dried distillers grains. Processing at full capacity, our plants will consume approximately 175 million bushels of corn and produce approximately 1.5 million tons of distillers grains annually. Our plants use a dry mill process to produce ethanol and co-products. We operate each of our six ethanol plants through separate wholly-owned operating subsidiaries.

Marketing and Distribution Segment. We have an in-house, fee-based marketing business, Green Plains Trade, which is responsible for the sales, marketing and distribution of all ethanol and distillers grains produced at our six production facilities. We also market and distribute ethanol for four third-party ethanol producers. At capacity, we would market approximately 480 mmgy of ethanol from our six strategically-located plants along with approximately 360 mmgy from our four third-party producers.

Agribusiness Segment. We operate our agribusiness segment primarily through our wholly-owned subsidiary, Green Plains Grain Company LLC, which is a grain and farm supply business with three primary operating lines of business: bulk grain, agronomy and petroleum.

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

The following are certain financial data for our operating segments for the periods indicated (in thousands):

	Three Monhs Ended March 31,
	2010	2009

Revenues:
Ethanol production	$250,053	$137,503
Agribusiness	42,281	46,210
Marketing and distribution	388,095	178,353
Intersegment eliminations	(253,955)	(140,984)

	$426,474	$221,082

Gross profit:
Ethanol production	$31,759	$(2,761)
Agribusiness	2,769	2,746
Marketing and distribution	4,180	1,843
Intersegment eliminations	(1,234)	51

	$37,474	$1,879

Operating income (loss):
Ethanol production	$29,187	$(4,316)
Agribusiness	(530)	(34)
Marketing and distribution	1,341	(519)
Intersegment eliminations	(1,234)	51
Corporate activities	(4,259)	(2,362)

	$24,505	$(7,180)

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Three Months Ended March 31,
Revenues	2010	2009
Ethanol	$364,502	$161,854
Distillers grains	37,005	34,880
Grain	17,851	17,318
Agronomy products	4,874	4,462
Other	2,242	2,568

Total revenues	$426,474	$221,082

6.	INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale, which is valued at market value. The components of inventories are as follows (in thousands):

	March 31, 2010	December 31, 2009

Finished goods	$28,925	$23,574
Raw materials	22,829	16,323
Grain held for sale	14,283	25,123
Petroleum & agronomy items held for sale	12,257	8,501
Work-in-process	5,524	5,343
Supplies and parts	3,237	2,694

	$87,055	$81,558

7.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The financial statement locations of derivatives are as follows (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instruments	Fair Value at		Fair Value at
	March 31,	December 31,	March 31,	December 31,
Consolidated Balance Sheet	2010	2009	2010	2009

Derivative financial instruments (current assets and liabilities)	$4,762	$1,592	$4,924	$2,109
Financing costs and other, net	—	198	—	—
Other liabilities	—	—	—	19

Total	$4,762	$1,790	$4,924	$2,128

Gains (Losses) on Derivative Instruments	Three Months Ended March 31,
Consolidated Statements of Operations	2010	2009

Revenue	$680	$(6,920)
Cost of goods sold	7,142	13,762

Net gains recognized in earnings	$7,822	$6,842

The table below summarizes the volumes of open commodity derivative positions as of March 31, 2010 (in thousands):

	March 31, 2010
	Exchange Traded	Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)	Long (2)	(Short) (2)	Unit of Measure	Commodity

Futures	(7,145)			Bushels	Corn and Soybeans
Futures	(12,982)			Gallons	Ethanol
Options	4,354			Bushels	Corn and Soybeans
Options	(6,021)			Gallons	Ethanol
Forwards		5,114	(83)	Bushels	Corn and Soybeans
Forwards		4,044	(5,274)	Gallons	Ethanol
Forwards		22	(13)	Tons	Distillers Grains

(1)	Exchange traded futures and options are presented on a net long and (short) position basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. For the three months ended March 31, 2010, gross revenue and cost of goods sold under such contracts were $2.4 million and $2.7 million, respectively. For the three months ended March 31, 2009, gross revenue and cost of goods sold under such contracts were $60.1 million and $54.8 million, respectively.

Refer to Note 3 - Fair Value Disclosures, which also contains fair value information related to derivative financial instruments.

8.	LONG-TERM DEBT

The principal balances of the components of long-term debt are as follows (in thousands):

	March 31, 2010	December 31, 2009
Green Plains Bluffton:
Term loan	$61,250	$63,000
Revolving term loan	20,000	20,000
Revenue bond	21,320	22,000
Green Plains Central City:
Term loan	55,000	55,000
Revolving term loan	30,500	30,500
Revolver	6,873	6,873
Equipment financing loan	274	288
Green Plains Obion:
Term loan	50,400	52,800
Revolving term loan	36,200	36,200
Revolver	2,600	2,600
Note payable	151	160
Equipment financing loan	695	729
Economic development grant	1,581	1,603
Green Plains Ord:
Term loan	25,000	25,000
Revolving term loan	13,000	13,000
Revolver	2,672	2,672
Green Plains Shenandoah:
Term loan	18,400	19,600
Revolving term loan	17,000	17,000
Revolver	3,780	1,581
Economic development loan	90	105
Green Plains Superior:
Term loan	30,375	31,750
Revolving term loan	10,000	10,000
Equipment financing loan	264	278
Green Plains Grain:
Term loan	7,200	7,425
Revolving term loan	14,727	17,931
Equipment financing loans	1,133	1,262
Green Plains Trade:
Revolving term loan	13,097	14,455
Other	3,920	3,151

Total debt	447,502	456,963
Less: current portion	(72,111)	(68,390)

Long-term debt	$375,391	$388,573

Scheduled long-term debt repayments are as follows (in thousands):

Year Ending December 31,	Amount
2010	$63,546
2011	47,090
2012	40,751
2013	97,847
2014	27,225
Thereafter	171,043

Total	$447,502

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

•	Fixed charge coverage ratio – adjusted EBITDAR divided by fixed charges, which are the sum of interest expense, current maturities under the term loan, rent expense and lease expenses.

•	Senior leverage ratio – debt, excluding amounts under the Green Plains Grain revolving credit line, divided by EBITDAR.

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

Loan Repayment Terms

•	Term Loans – The term loans were available for advances until construction for each of the plants was completed.

¡	Scheduled principal payments (plus interest) are as follows:

¡	Green Plains Bluffton	$0.583 million per month

¡	Green Plains Obion	$2.4 million per quarter

¡	Green Plains Shenandoah	$1.2 million per quarter

¡	Green Plains Superior	$1.375 million per quarter

¡	Scheduled monthly principal payments (plus interest) for Green Plains Central City of $0.6 million and Green Plains Ord of $0.3 do not begin until June 2011.

¡	Final maturity dates (at the latest) are as follows:

¡	Green Plains Bluffton	December 31, 2013

¡	Green Plains Central City	July 1, 2016

¡	Green Plains Obion	May 20, 2015

¡	Green Plains Ord	July 1, 2016

¡	Green Plains Shenandoah	May 20, 2014

¡	Green Plains Superior	July 20, 2015

¡	Each term loan has a provision that requires the respective subsidiary to make annual special payments equal to a percentage ranging from 50% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations, generally provided, however, that if such payment would result in a covenant default under the respective loan agreements, the amount of the payment shall be reduced to an amount which would not result in a covenant default.

¡	As of March 31, 2010, free cash flow payments are discontinued when the aggregate of such future payments meets the following amounts:

¡	Green Plains Bluffton	$16.0 million

¡	Green Plains Obion	$18.0 million

¡	Green Plains Shenandoah	$6.0 million

¡	Green Plains Superior	$10.0 million

¡	As of March 31, 2010, free cash flow payments are not to exceed the following amounts in any given year:

¡	Green Plains Central City	$2.8 million

¡	Green Plains Ord	$1.2 million

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

¡	Final maturity dates (at the latest) are as follows:

¡	Green Plains Bluffton	December 31, 2013

¡	Green Plains Central City	July 1, 2016

¡	Green Plains Obion	May 1, 2019

¡	Green Plains Ord	July 1, 2016

¡	Green Plains Shenandoah	November 1, 2017

¡	Green Plains Superior	July 1, 2017

•

Revolvers – The revolvers at Green Plains Central City, Green Plains Obion, Green Plains Ord and Green Plains Shenandoah support the working capital needs of the respective facilities. The revolvers are subject to borrowing base requirements ranging from 60% to 85% of eligible inventory and receivables.

¡	Maturity dates are as follows:

¡	Green Plains Central City	July 1, 2011

¡	Green Plains Obion	June 1, 2010

¡	Green Plains Ord	July 1, 2011

¡	Green Plains Shenandoah	June 1, 2010

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

Representations, Warranties and Covenants

The loan agreements contain representations, warranties, conditions precedent, affirmative covenants (including financial covenants) and negative covenants including:

•	Maintenance of working capital, including unused portion of revolver, as follows:

¡	Green Plains Bluffton	$9.0 million (increasing monthly to $12.0 million by November 30, 2010).

¡	Green Plains Central City and Green Plains Ord	$10.0 million, combined, excluding current maturities of long-term debt.

¡	Green Plains Obion	$5.4 million (increasing to $9.0 million on April 30, 2010).

¡	Green Plains Shenandoah	$6.0 million

¡	Green Plains Superior	$(5.0) million (increasing periodically until reaching $3.0 million by December 1, 2012).

•	Maintenance of net worth as follows:

¡	Green Plains Bluffton	$82.1 million (increasing monthly to $82.5 million by April 30, 2010)

¡	Green Plains Obion	$77.0 million

¡	Green Plains Shenandoah	$51.0 million

¡	Green Plains Superior	$18.5 million (increasing periodically until reaching $23.0 million by December 1, 2011)

•	Maintenance of tangible owner’s equity as follows:

¡	Green Plains Bluffton	at least 40% (increasing to 50% by December 31, 2010)

•	Maintenance of certain coverage ratios as follows:

Fixed charge coverage ratios:

¡	Green Plains Bluffton	1.25 to 1.0

¡	Green Plains Central City	1.0 to 1.0 at December 31, 2010 (increasing to 1.15 to 1.0 on December 31, 2011)

¡	Green Plains Obion	1.25 to 1.0 at December 31, 2010

¡	Green Plains Ord	1.0 to 1.0 at December 31, 2010 (increasing to 1.15 to 1.0 on December 31, 2011)

Debt service coverage ratios:

¡	Green Plains Shenandoah	1.50 to 1.0

¡	Green Plains Superior	1.25 to 1.0

•	Annual capital expenditures will be limited as follows:

¡	Green Plains Bluffton	$1.0 million

¡	Green Plains Central City	$1.0 million

¡	Green Plains Obion	$1.0 million

¡	Green Plains Ord	$1.0 million

¡	Green Plains Shenandoah	$0.5 million

¡	Green Plains Superior	$0.6 million

•

Allowable dividends or other annual distributions from each respective subsidiary, subject to certain additional restrictions including compliance with all loan covenants, terms and conditions, are as follows:

¡	Green Plains Bluffton	Up to 35% of net profit before tax, and up to an additional 15% of net profit before tax, after free cash flow payment is made

¡	Green Plains Central City and Green Plains Ord	Beginning with fiscal year ending December 31, 2010, up to 35% of net and income before tax may be distributed for payment of the subsidiary’s allocated share of income taxes, and after December 31, 2010, unlimited after free cash flow payment is made, provided maintenance of 60% tangible owner equity

¡	Green Plains Obion	After December 31, 2010, up to 40% of net profit before tax, and unlimited after free cash flow payment is made

¡	Green Plains Shenandoah	Up to 40% of net profit before tax, and unlimited after free cash flow payment is made

¡	Green Plains Superior	Up to 40% of net profit before tax and unlimited after free cash flow payment is made

As of March 31, 2010, all of our ethanol production subsidiaries are in compliance with their debt covenants.

Bluffton Revenue Bond

•

Bluffton Revenue Bond – Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the City of Bluffton, Indiana. The revenue bond requires: (1) semi-annual principal and interest payments of approximately $1.5 million during the period commencing on March 1, 2010 through March 1, 2019, and (2) a final principal and interest payment of $3.745 million on September 1, 2019.

•	The revenue bond bears interest at 7.50% per annum.

•	At March 31, 2010 Green Plains Bluffton had $2.5 million cash that was restricted as to use for payment towards the current maturity and interest of the revenue bond.

•	Revenue bond issuance costs have been recorded in financing costs in the consolidated balance sheets.

Agribusiness Segment

The Green Plains Grain loan is comprised of a $9.0 million amortizing term loan and a $35.0 million revolving term facility (individually and collectively, the “Green Plains Grain Loan Agreement”). Loan proceeds are used primarily for working capital purposes.

Key Loan Information

•	The term loan expires on April 3, 2013 and the revolving loan expires on September 30, 2010.

•	Payments of $225,000 under the term loan are due on the last business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term.

•	The loans bear interest at LIBOR plus 3.0%, subject to an interest rate “floor” of 4.5%.

•	As security for the loans, the lender received a first-position lien on real estate, equipment, inventory and accounts receivable owned by Green Plains Grain.

•	Unused commitment fees are 0.375% on the unused portion.

The loan agreements contain certain financial covenants and restrictions, including the following:

•	Maintenance of working capital of at least $9.0 million.

•	Maintenance of tangible net worth of at least $15.0 million.

•	Maintenance of a fixed charge ratio of 1.10x or more and a senior leverage ratio that does not exceed 2.25x.

•	Capital expenditures for Green Plains Grain are restricted to $2.0 million per year. However, any unused portion from any fiscal year may be added to the limit for the next succeeding year.

As of March 31, 2010, Green Plains Grain was in compliance with all debt covenants in the loan agreement.

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

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility. Under the credit agreement, the lender will loan up to $30.0 million, subject to a borrowing base up to 85% of eligible receivables and a current availability block of $5.0 million. At March 31, 2010 Green Plains Trade had $7.7 million cash that was restricted as to use for payment towards the credit agreement. Such cash is presented in restricted cash on the consolidated balance sheet.

Key Loan Information

•	The revolving credit facility expires on July 30, 2012.

•	Interest is either: (1) Base Rate (lender’s commercial floating rate plus 2.5%); or, (2) LIBOR plus 3.5%.

•	Origination and other fees have been recorded in financing costs in the consolidated balance sheets.

The loan agreement contains certain financial covenants and restrictions, including the following:

•	Maintenance of a fixed charge ratio not less than 1.15 to 1.0.
•	Capital expenditures for Green Plains Trade are restricted to $0.5 million per year.

As of March 31, 2010, Green Plains Trade was in compliance with all debt covenants in the loan agreements.

Capitalized Interest

The Company had no capitalized interest for the three-month periods ended March 31, 2010 and 2009.

Restricted Net Assets

At March 31, 2020, there were approximately $310.9 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.

9.	STOCK-BASED COMPENSATION

The Company records noncash compensation expense related to payment for employee services by an equity award in the financial statements over the requisite service period. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures.

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

Grants under the 2007 and 2009 Equity Incentive Plans may include stock options, stock awards and deferred stock units.

For stock options granted during the first three months of 2010, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under GAAP, with the following weighted-average assumptions:

Expected life	6.0
Interest rate	2.52%
Volatility	63.20%
Dividend yield	—

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

A summary of stock option activity for the three months ended March 31, 2010 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	1,162,934	$15.27
Granted	41,000	16.70
Exercised	(8,667)	9.37
Forfeited	(7,334)	9.34

Outstanding at March 31, 2010	1,187,933	$15.39	5.7	$—

Exercisable at March 31, 2010	820,183	$18.17	4.8	$—

All fully-vested stock options as of March 31, 2010 are exercisable and are included in the above table. Since weighted-average option prices exceeded the closing stock price at March 31, 2010, the aggregate intrinsic value was zero. The total intrinsic value of share options exercised were $0.1 million for the three months ended March 31, 2010. The Company’s option awards allow employees to exercise options through cash payment to us for the shares of common stock or through a simultaneous broker-assisted cashless exercise of a share option, through which the employee authorizes the exercise of an option and the immediate sale of the option shares in the open market. The Company uses newly-issued shares of common stock to satisfy our share-based payment obligations.

The following table summarizes non-vested stock award activity for the three months ended March 31, 2010:

	Weighted- Average Number of Non-vested Shares	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Vesting Term (in years)

Nonvested at December 31, 2009	267,256	$3.33
Granted	217,500	16.95
Forfeited	—	—
Vested	(73,125)	12.83

Nonvested at March 31, 2010	411,631	$8.13	2.2

The following table summarizes DSU activity for the three months ended March 31, 2010:

	Weighted- Average Number of DSUs	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Vesting Term (in years)

Nonvested at December 31, 2009	60,000	$2.82
Granted	—	—
Forfeited	—	—
Vested	—	—

Nonvested at March 31, 2010	60,000	$2.82	0.2

Compensation costs expensed for share-based payment plans described above were approximately $1.3 million and $0.2 million during the three-month periods ended March 31, 2010 and 2009, respectively. At March 31, 2010, there was $4.8 million of unrecognized compensation costs from share-based compensation arrangements, which is related to non-vested shares. This compensation is expected to be recognized over a weighted-average period of approximately 2 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 40% of these expense amounts.

10.	EARNINGS PER SHARE

Basic earnings per common share, or EPS, is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. The calculation of diluted earnings per share gives effect to common stock equivalents. A reconciliation of basic and diluted EPS is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Net income (loss) attributable to Green Plains	$15,576	$(9,341)

Weighted average shares outstanding - basic	26,526	24,865

Earnings (loss) per share attributable to Green Plains stockholders - basic	$0.59	$(0.38)

Weighted average shares outstanding - basic	26,526	24,865
Effect of dilutive stock options - as converted method	500	—

Total potential shares outstanding	27,026	24,865

Earnings (loss) per share attributable to Green Plains stockholders - diluted	$0.58	$(0.38)

The number of shares not included in the computation of diluted earnings (loss) per share above, as they would be anti-dilutive, was 18,463 at March 31, 2009.

11.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Net income (loss) attributable to Green Plains	$15,576	$(9,341)
Unrealized loss on derivatives	(123)	(9)

Comprehensive income (loss)	15,453	(9,350)
Comprehensive income attributable to noncontrolling interest	—	—

Comprehensive income (loss) attributable to Green Plains	$15,453	$(9,350)

12.	STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

	Common Stock		Additional Paid-in	Retained Earnings (Accum.	Accum. Other Comp.	Total Green Plains Stockholders’	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Equity	Interest	Equity

Balance, December 31, 2009	24,957	$25	$292,231	$9,331	$(123)	$301,464	$9,244	$310,708
Net income	—	—	—	15,576	—	15,576	(90)	15,486
Unrealized loss on derivatives	—	—	—	—	(123)	(123)	—	(123)

Total comprehensive income	—	—	—	—	—	15,453	(90)	15,363

Stock-based compensation	58	—	1,020	—	—	1,020	—	1,020
Share issuance	6,325	6	79,838	—	—	79,844	—	79,844

Balance, March 31, 2010	31,340	31	$373,089	$24,907	$(246)	$397,781	$9,154	$406,935

13.	INCOME TAXES

The Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.

Income tax expense for the first quarter of 2010 and 2009 was $4.4 million and $0, respectively. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 22% and 0% for the first quarter of 2010 and 2009, respectively. The effective tax rate for the first quarter of 2010 reflects the release of a portion of valuation allowances provided against certain of the Company’s deferred tax assets, primarily federal and state net operating losses and tax credits due to anticipated income in fiscal year 2010. The effective tax rate for the three months ended March 31, 2009 was 0% due to losses for both book and tax purposes, and because the Company had determined it was more likely than not that any benefit from such losses would not be realized prior to their expiration. There was no change in the Company’s liabilities related to accounting for uncertainty in income taxes for the three months ended March 31, 2010 and March 31, 2009.

The full year 2010 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (among the various states), the realization of tax credits, adjustments that may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $2.6 million and $1.3 million during the three-month periods ended March 31, 2010 and 2009, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2010 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2010	$7,175
2011	6,827
2012	5,382
2013	4,391
2014	2,607
Thereafter	5,667

Total	$32,049

Commodities

As of March 31, 2010, we had contracted for future corn deliveries valued at $144.1 million, natural gas deliveries valued at approximately $16.1 million, ethanol product deliveries valued at approximately $4.3 million and distillers grains product deliveries valued at approximately $2.5 million.

15.	RELATED PARTY TRANSACTIONS

Sales and Financing Contracts

Three subsidiaries have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital is a member of our Board of Directors. A total of $1.5 million and $1.6 million is included in debt at March 31, 2010 and December 31, 2009, respectively, under these financing arrangements. Principal and interest payments totaled $0.1 million and less than $0.1 million respectively, during the three months ended March 31, 2010. Principal and interest payments totaled $0.1 million and less than $0.1 million respectively, during the three months ended March 31, 2009. The highest amount outstanding during the three-month period ended March 31, 2010 was $1.6 million and the weighted average interest rate for all financing agreements is 8.3%.

The Company has entered into fixed-price ethanol purchase and sale agreements with Center Oil Company. Gary R. Parker, President and Chief Executive Officer of Center Oil, is a member of our Board of Directors. The purchases and sales agreements are executed to hedge prices on a portion of our expected ethanol production. During the three months ended March 31, 2010, cash receipts from Center Oil totaled $21.1 million and payments to Center Oil totaled $1.1 million on these contracts. During the three months ended March 31, 2009, cash receipts and payments totaled $27.1 million and $0.2 million, respectively, on these contracts. The Company had $3.4 million included in accounts receivable and $1.7 million in accounts payable at March 31, 2010 under these purchase and sale agreements. At December 31, 2009, the Company had $2.3 million included in accounts receivable and no outstanding payables in current liabilities under these purchase and sale agreements.

Aircraft Lease

The Company entered into an agreement on November 10, 2009 with Hoovestol, Inc. for the lease of an aircraft. Wayne B. Hoovestol, President of Hoovestol Inc., is Chairman of our Board of Directors. The Company has agreed to pay $3,333 a month for two years for use of an aircraft. Any flight time hours in excess of 50 hours per year will incur additional hourly-based charges. For the three months ended March 31, 2010, payments related to this agreement totaled $10,000. At March 31, 2010 the Company had $4,567 included in accounts payable and at December 31, 2009 the Company did not have any outstanding payables related to this lease. Effective April 1, 2010, the agreement was amended to increase the Company’s monthly payment for use of the aircraft to $6,667. In addition, any flight time hours in excess of 100 per year will incur additional hourly-based charges.

16.	SUBSEQUENT EVENTS

On April 21, 2010, the Company acquired agribusiness operations in western Tennessee which includes five grain elevators with federally licensed grain storage capacity of 11.7 million bushels. All of the grain elevators acquired are located within 50 miles of the Company’s Obion, Tennessee ethanol plant. With the addition of these agribusiness assets, the Company operates 13 grain elevators with 30.3 million bushels of grain storage capacity. Also acquired were grain and fertilizer inventories and other agribusiness assets. The agribusiness assets were acquired from companies owned by the Thomas W. Wade, Jr. family and from Farmers Grain of Trenton LLC for consideration of cash and notes to the sellers totaling approximately $25.7 million. The five grain elevators and other assets acquired will be owned by Green Plains Grain Company TN LLC, a wholly-owned subsidiary of the Company, and included in the Company’s agribusiness segment.

Upon closing the acquisitions, Green Plains Grain Company and Green Plains Grain Company TN (collectively, “Green Plains Grain”) simultaneously entered into a second amended and restated secured credit facility, amending the existing Green Plains Grain Company LLC credit agreement. The security for the credit facility includes a first lien on all real estate and working capital of Green Plains Grain. The second amended and restated credit agreement and related documents entered into by and between Green Plains Grain and First National Bank of Omaha include base revolving, seasonal and term credit commitments totaling $85.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and our annual report filed on Form 10-K, as amended, for the year ended December 31, 2009, including the consolidated financial statements, accompanying notes and the risk factors contained therein.

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K, as amended, for the year ended December 31, 2009. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we compete, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation, and other risk factors detailed in our reports filed with the SEC. Actual results may differ from projected results due, but not limited, to unforeseen developments.

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

Overview

We are a leading, vertically-integrated producer of ethanol. We focus on generating stable operating margins through our diversified business segments and our risk management strategy. We believe that owning and operating assets throughout the ethanol value chain enables us to mitigate the effects of changes in commodity prices and differentiates us from companies focused only on ethanol production. Today, we have operations throughout the ethanol value chain, beginning upstream with our agronomy and grain handling operations, continuing through our approximately 480 million gallons per year, or mmgy, of ethanol production capacity and ending downstream with our ethanol marketing, distribution and blending facilities.

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

•

Agribusiness. We operate three lines of business within our agribusiness segment: bulk grain, agronomy and petroleum. In our bulk grain business, with the April 2010 addition of agribusiness assets in western Tennessee, we have 13 grain elevators with approximately 30.3 million bushels of total grain storage capacity. We sell fertilizer and other agricultural inputs and provide application services to area producers, through our agronomy business. Additionally, we sell petroleum products including diesel, soydiesel, blended gasoline and propane, primarily to agricultural producers and consumers. We believe our bulk grain business provides synergies with our ethanol production segment as it supplies a portion of the feedstock for our ethanol plants.

•

Marketing and Distribution. Our in-house, fee-based marketing business is responsible for the sales, marketing and distribution of all ethanol and distillers grains produced at our six plants. We also market and distribute ethanol for four third-party ethanol producers with expected production totaling approximately 360 mmgy. Additionally, we hold a majority interest in Blendstar LLC, which operates nine blending or terminaling facilities with approximately 495 mmgy of total throughput capacity in seven states in the south central United States.

We were formed in June 2004, incurring development costs until our first two plants were completed. Our plant in Shenandoah, Iowa commenced operations in August 2007 and our plant in Superior, Iowa commenced operations in July 2008. To complement and enhance our ethanol production facilities, in April 2008, we acquired Great Lakes Cooperative, a full-service farm cooperative in northwestern Iowa and southwestern Minnesota. As a result of our October 2008 merger with VBV LLC, we acquired two additional ethanol plants, located in Bluffton, Indiana and Obion, Tennessee. Operations commenced at the Bluffton and Obion plants in September 2008 and November 2008, respectively. In January 2009, we acquired a majority interest in Blendstar. In July 2009, we acquired the membership interests in two limited liability companies that owned ethanol plants in Central City and Ord, Nebraska that added expected operating capacity totaling 150 mmgy. In April 2010, we acquired five grain elevators with federally licensed grain storage capacity of 11.7 million bushels, all located within 50 miles of our Obion ethanol plant.

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

Industry Factors Affecting our Results of Operations

Variability of Commodity Prices. Our operations and our industry are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains and natural gas. Because the market prices of these commodities are not always correlated, at times ethanol production may be unprofitable. As commodity price volatility poses a significant threat to our margin structure, we have developed a risk management strategy focused on locking in favorable operating margins. We continually monitor market prices of corn, natural gas and other input costs relative to the prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales contracts, or a combination of strategies within strict limits. Our primary focus is not to manage general price movements of individual commodities, for example to minimize the cost of corn consumed, but rather to lock in favorable profit margins whenever possible. By using a variety of risk management tools and hedging strategies, including our internally-developed real-time margin management system, we believe we are able to maintain a disciplined approach to risk.

Reduced Availability of Capital. Some ethanol producers have faced financial distress recently, culminating with bankruptcy filings by several companies. This, in combination with continued volatility in the capital markets has resulted in reduced availability of capital for the ethanol industry generally. In this market environment, we may experience limited access to incremental financing.

Legislation. Federal and state governments have enacted numerous policies, incentives and subsidies to encourage the usage of domestically-produced alternative fuel solutions. Passed in 2007 as part of the Energy Independence and Security Act, a federal Renewable Fuels Standard, or RFS, has been and we expect will continue to be a driving factor in the growth of ethanol usage. To further drive growth in the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers have requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. A final decision may not be publicly announced until the latter half of 2010. Another major benefit to the industry is the blender’s credit, which allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. Currently, the blender’s credit is set to expire in

December 31, 2010. However, as has been done historically, we believe the credit will be extended in some form prior to expiration.

Critical Accounting Policies and Estimates

This disclosure is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, property and equipment, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. See further discussion of our critical accounting policies and estimates, as well as significant accounting policies, in our Form 10-K, as amended, for the year ended December 31, 2009.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends Subtopic 820-10. ASU 2010-06 enhances disclosure requirements related to fair value measurements. Certain provisions of ASU 2010-06 are effective for annual and interim periods beginning after December 15, 2009 and others for fiscal years beginning after December 15, 2010. The Company has adopted certain provisions of ASU 2010-06 during the current quarter and has incorporated new disclosures regarding fair value measurements in Note 3 – Fair Value Disclosures. The adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” The amendments remove the requirement for filings with the Securities and Exchange Commission, or SEC, to disclose the date through which subsequent events have been evaluated. The adoption of this standard, which was effective upon its issuance, did not have a material impact on our consolidated financial statements.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses are recognized at the segment level, as well as at the corporate level. These expenses consist of employee salaries, incentives and benefits; office expenses; board fees; and professional fees for accounting, legal, consulting, investor relations activities; as well as non-plant depreciation and amortization costs. Personnel costs, which include employee salaries, incentives and benefits, are the largest single category of expenditures in selling, general and administrative expenses. We refer to selling, general and administrative expenses that are not allocable to a specific operating segment as corporate activities.

Other Income (Expense). Other income (expense) includes the interest on our debt and the amortization of the related fees to obtain debt financing.

Results of Operations

Segment Results

During the normal course of business, our segments enter into transactions with one another. For example, our ethanol production segment sells ethanol to our marketing and distribution segment and our agribusiness segment sells grain to our ethanol production segment. These intersegment activities are recorded by each segment at market prices and treated as if they are third-party transactions. Consequently, these transactions impact segment performance. However, revenues and corresponding costs are eliminated in consolidation, and do not impact consolidated results.

The table below reflects selected operating segment financial information (in thousands):

	Three Months Ended March 31,
	2010	2009

Revenues:
Ethanol production	$250,053	$137,503
Agribusiness	42,281	46,210
Marketing and distribution	388,095	178,353
Intersegment eliminations	(253,955)	(140,984)

	$426,474	$221,082

Gross profit:
Ethanol production	$31,759	$(2,761)
Agribusiness	2,769	2,746
Marketing and distribution	4,180	1,843
Intersegment eliminations	(1,234)	51

	$37,474	$1,879

Operating income (loss):
Ethanol production	$29,187	$(4,316)
Agribusiness	(530)	(34)
Marketing and distribution	1,341	(519)
Intersegment eliminations	(1,234)	51
Corporate activities	(4,259)	(2,362)

	$24,505	$(7,180)

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Consolidated Results

Revenues and income increased in the first quarter of 2010 compared to the same quarter in 2009 as a result of the acquisitions of our Central City and Ord ethanol plants and providing third-party marketing and distribution services for additional ethanol plants. Operating margins were improved in the first quarter of 2010 compared to the same period in the prior year. The first quarter of 2009 had been negatively impacted by a one-time charge of approximately $4.6 million related to the termination of certain legacy agreements with outside marketers previously engaged to sell the Company’s ethanol production and operational issues at two of the Company’s ethanol plants affecting operating income by approximately $4.0 million.

These factors contributed to the overall increase in our revenues of $205.4 million, an increase in our gross profit of $35.6 million and an increase in operating income of $31.7 million. As a result of the expanded production related to our Central City and Ord ethanol plants, selling, general and administrative expenses increased $3.9 million and interest expense increased $2.1 million due to interest relating to debt incurred for the acquisitions. Income tax expense of $4.4 million for the quarter ended March 31, 2010 was impacted by a benefit for a reduction of a valuation allowance for deferred income tax assets established in prior years due to the uncertainty of realization. For the quarter ended March 31, 2009, we had losses before income taxes and the resulting potential tax benefits were fully reserved with a valuation allowance, resulting in no income tax provision.

Management views our results on a segment level. See segment discussions below for more detail on period to period increases in revenues, gross profit and operating income.

Ethanol Production Segment

The chart below presents key operating data within our ethanol production segment for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Ethanol sold
(thousands of gallons)	123,755	73,171
Distillers grains sold
(thousands of equivalent dried tons)	355	211
Corn consumed
(thousands of bushels)	44,635	26,247

Revenues for the ethanol production segment increased $112.6 million for the three months ended March 31, 2010, compared to the three-month period ended March 31, 2009. We sold 123.8 million gallons of ethanol within the ethanol production segment during the first quarter of 2010, an increase of 50.6 million gallons over the same period of 2009. Revenues for the three months ended March 31, 2010, included production from our Bluffton, Obion, Shenandoah, and Superior ethanol plants plus revenues from our Central City and Ord plants, which were acquired in July 2009.

Cost of goods sold in the ethanol production segment increased $78.0 million for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009. The increase was primarily due to the consumption of 18.4 million more bushels of corn during the first quarter of 2010 when compared to the same period in 2009, partially due to increased sales volumes resulting from additional production at our Central City and Ord plants which were acquired in July 2009. Our largest component of cost of goods sold is corn, which benefitted from a 4% decrease in our average corn costs compared with the first quarter of 2009. Included in the ethanol production segment’s cost of goods sold during the three months ended March 31, 2009 is a one-time charge of $4.6 million related to the cancellation of third-party ethanol marketing arrangements, as detailed further below in the marketing and distribution segment discussion. As a result, gross profit for the ethanol production segment increased $34.5 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Operating income increased $33.5 million for the quarter-ended March 31, 2010, compared to the quarter ended March 31, 2009 due to the factors discussed above. During the first quarter of 2009, our Bluffton ethanol plant experienced an accelerated and extended plant shutdown and our Superior ethanol plant faced operational issues. These two operational issues reduced net income by $4.0 million in the first quarter of 2009.

Margins in the ethanol industry began to compress towards the end of the first quarter ended March 31, 2010 as compared to those seen in late 2009. Recently, margins have expanded from the lows experienced late in the first quarter and we believe they should continue to improve as the summer driving season begins.

Agribusiness Segment

Our agribusiness segment had a decrease of $3.9 million in revenues, an increase of $23,000 in gross profit, and an increased operating loss of $0.5 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Revenues were down due to lower grain prices and fertilizer sales but margins remained steady. The Company sold 7.8 million bushels of grain and 126 tons of fertilizer during the first quarter of 2010. This compares to 6.2 million bushels of grain and 656 tons of fertilizer during the first quarter of 2009. The overall increase in operating loss in the agribusiness segment is mainly due to added expenses related to utility costs and dryer fuel costs caused by a wet crop requiring additional drying.

Marketing and Distribution Segment

Marketing and distribution revenues increased $209.7 million for the three month period ended March 31, 2010, as compared to the three month period ended March 31, 2009. The increase in revenues was primarily due to an increase in ethanol-related marketing and distribution of $211.9 million offset by a decrease in marketing and distribution for distillers grains of $2.2 million. The Company sold 201 million gallons of ethanol within the marketing and distribution segment during the quarter ended March 31, 2010, compared to 135.9 million gallons sold during the same period of 2009. The increase in ethanol-related revenue is due to the expanded production of our own plants, including that at our Central City and Ord plants, as well as the expanded third-party marketing. During the first quarter of 2009, we began providing marketing services for three third-party ethanol plants. The first quarter of 2010 includes revenues for marketing services for those three third-party ethanol plants plus a fourth third-party ethanol plant we began marketing for in the fourth quarter of 2009.

Gross profit for the marketing and distribution segment increased $2.3 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase in gross profit was due to increased production at our ethanol plants and increased third party marketing.

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

Operating income for the marketing and distribution segment increased $1.9 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase in operating income was due to greater volume of marketing and distribution as compared to the prior year.

Intersegment Eliminations

Intersegment eliminations of revenues increased $113.0 million during the first quarter of 2010 compared to the first quarter of 2009 due to a $113.3 million increase in ethanol sold from our ethanol production segment to our marketing and distribution segment, a $4.2 million increase in distillers grains sold from our ethanol production segment to our marketing and distribution segment, and a $4.5 million decrease in corn sold from our agribusiness segment to our ethanol production segment. These increases are a result of the expanded scope of our operations. The decrease in corn sold from the agribusiness segment to the ethanol production segment primarily relates to lower corn prices as compared to the same period in the prior year.

Corporate Activities

Operating income was impacted by an increase in corporate activities of $1.9 million for the three months ended March 31, 2010 as compared to the same period in the previous year, primarily due to an increase of $1.6 million in compensation, which was largely attributable to stock-based compensation.

Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate. Income tax expense for the first quarter of 2010 and 2009 was $4.4 million and $0, respectively. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 22% and 0% for the first quarter of 2010 and 2009, respectively. The effective tax rate for the first quarter of 2010 reflects the release of a portion of valuation allowances provided against certain of the Company’s deferred tax assets, primarily federal and state net operating losses and tax credits due to anticipated income in fiscal year 2010. The effective tax rate for the three months ended March 31, 2009 was 0% due to losses for both book and tax purposes, and because the Company had determined it was more likely than not that any benefit from such losses would not be realized prior to their expiration. There was no change in the Company’s liabilities related to accounting for uncertainty in income taxes for the three months ended March 31, 2010 and March 31, 2009.

The full year 2010 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (among the various states), the realization of tax credits, adjustments that may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

Liquidity and Capital Resources

On March 31, 2010, we had $182.1 million in cash and equivalents, comprised of $87.6 million held at our corporate entity and the remainder at our subsidiaries, and an additional $38.7 million available under our loan agreements, subject to borrowing base restrictions and other specified lending conditions. Funds available under our loan agreements are restricted for working capital needs at the respective subsidiaries. Additionally, at March 31, 2010, there were approximately $310.9 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

In March 2010, the Company sold approximately 6.3 million newly-issued shares of its common stock at a price of $13.50 per share. The net proceeds of this equity offering totaled approximately $79.8 million. The Company intends to use the net proceeds of this offering for general corporate purposes and to acquire or invest in additional facilities, assets or technologies consistent with our growth strategy.

Net cash provided by operating activities was $19.6 million for the three months ended March 31, 2010. This was primarily a result of positive operating margins excluding depreciation during the quarter. Net cash used by investing activities was $2.3 million for the three months ended March 31, 2010, mainly due to purchases of property and equipment. Net cash provided by financing activities was $75.0 million for the three months ended March 31, 2010. Included in cash provided by financing activities is $79.8 million from a public offering of our common stock. Green Plains Trade and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid resulting in significant cash movements that are reflected on a gross basis within financing activities. In addition we made scheduled principal payments totaling $8.8 million on our term debt facilities.

Our business is highly impacted by commodity prices, including prices for corn, ethanol, distillers grains and natural gas. We attempt to reduce the market risk associated with fluctuations in commodity prices through the use of derivative financial instruments. Sudden changes in commodity prices may require cash deposits with brokers, or margin calls. Depending on our open derivative positions we may require significant liquidity with little advance notice to meet margin calls. As part of our risk management strategy, we have routinely had to, and in the future will likely be required to, cover margin calls. We continuously monitor our exposure to margin calls and believe that we will continue to maintain adequate liquidity to cover such margin calls from operating results and borrowings. We also believe that margin calls will continue to be immaterial to our overall liquidity position. We believe we have sufficient cash on hand or available under committed loan agreements to support our current risk management activities.

At March 31, 2010, we are in compliance with our debt covenants. Based upon our current forecasts, we believe we will maintain compliance at each of our subsidiaries for the upcoming twelve months, or if necessary, have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity for a subsidiary’s compliance. If we determine that we will be unable to resolve a subsidiary’s noncompliance, we will present such debt as current in our consolidated balance sheet. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results significantly differ from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

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

Long-Term Debt

For additional information related to our long-term debt, see Note 8 – Long-Term Debt included herein as part of the Notes to Consolidated Financial Statements.

Ethanol Production Segment

Each of our ethanol production segment subsidiaries have credit facilities with lender groups that provided for term and revolving term loans to finance construction and operation of the production facilities.

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term loan. At March 31, 2010, $61.3 million related to the term loan was outstanding, along with the entire revolving term loan. The term loan requires monthly principal payments of approximately $0.6 million. The loans mature on December 31, 2013.

The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term loan as well as a statused revolving credit supplement (revolver) of up to $11.0 million. At March 31, 2010, $55.0 million related to the term loan was outstanding, $30.5 million on the revolving term loan, along with $6.9 million on the revolver. The term loan requires monthly principal payments of $0.6 million beginning in June 2011. The term loan and term revolver mature on July 1, 2016 and the revolver matures on July 1, 2011 with an option to renew.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan, a revolving term loan of $37.4 million and a $2.6 million statused revolving credit supplement (revolver). At March 31, 2010, $50.4 million related to the term loan was outstanding, $36.2 million on the revolving term loan along with the entire revolver. The term loan requires quarterly principal payments of $2.4 million. The term loan matures on May 20, 2015, the revolving term loan matures on May 1, 2019 and the revolver matures on June 1, 2010.

The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term loan as well as a statused revolving credit supplement (revolver) of up to $5.0 million. At March 31, 2010, $25.0 million related to the term loan was outstanding, $13.0 million on the revolving term loan, along with $2.7 million on the revolver. The term loan requires monthly principal payments of $0.3 million beginning in June 2011. The term loan and term revolver mature on July 1, 2016 and the revolver matures on July 1, 2011 with an option to renew.

The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan, a $17.0 million revolving term loan, and a statused revolving credit supplement (revolver) of up to $4.3 million. At March 31, 2010, $18.4 million related to the term loan was outstanding, along with the entire $17.0 million on the revolving term loan, and $3.8 million on the revolver. The term loan requires quarterly principal payments of $1.2 million. The term loan matures on May 20, 2014, the revolving term loan matures on November 1, 2017 and the revolver matures on June 1, 2010.

The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term facility. At March 31, 2010, $30.4 million related to the term loan was outstanding, along with the entire $10.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.375 million. The term loan matures on July 20, 2015 and the revolving loan matures on July 1, 2017.

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

Agribusiness Segment

The Green Plains Grain loan was modified in April 2010 to be comprised of a $20.0 million amortizing term loan, a $45.0 million revolving term loan and a $20.0 million seasonal revolver. The term loan expires on May 1, 2015, the revolving term loan expires on August 1, 2011 and the seasonal revolver expires on August 1, 2011. Payments of $500,000 under the term loan are due on the first business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term. The loans bear interest at three-month LIBOR plus 4.25% on the term loan, LIBOR plus 3.5% on the revolving term loan, and one-month LIBOR plus 3.75% on the seasonal revolver, all subject to an interest rate floor of 4.5%. Prior to April 2010, the Green Plains Grain loan was comprised of a $9.0 million amortizing term loan and a $35.0 million revolving term loan. Loan proceeds were used primarily for working capital purposes. At March 31, 2010, $7.2 million on the term loan and $14.7 million on the revolving term loan was outstanding. The term loan was to expire on April 3, 2013 and the revolving loan was to expire on September 30, 2010. Payments of $225,000 under the term loan were due on the last business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term. The interest rates on the loans were at LIBOR plus 3.0%, subject to an interest rate floor of 4.5%. As security for the loans, the lender received a first-position lien on real estate, equipment, inventory and accounts receivable owned by Green Plains Grain. In addition, Green Plain Grain had outstanding equipment financing term loans totaling $1.1 million at March 31, 2010.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility of up to $30.0 million, subject to a borrowing base of 85% of eligible receivables and a current availability block of $5.0 million. At March 31, 2010, $13.1 million on the revolving credit facility was outstanding. The revolving credit facility expires on July 30, 2012 and bears interest at either the lender’s commercial floating rate plus 2.5% or LIBOR plus 3.5%.

Contractual Obligations

Our contractual obligations as of March 31, 2010 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$447,502	$72,111	90,115	121,790	163,486
Interest and fees on debt obligations (2)	87,604	21,388	33,183	21,973	11,060
Operating lease obligations (3)	32,049	8,895	11,653	6,355	5,146
Purchase obligations
Forward corn and bean purchase contracts (4)	144,055	138,028	5,027	1,000	—
Other commodity purchase contracts (5)	22,858	22,858	—	—	—
Other	2,107	2,091	11	5	—

Total contractual obligations	$736,175	$265,371	$139,989	$151,123	$179,692

(1)	Includes current portion of long-term debt.
(2)	Interest amounts are calculated over the terms of the loans using current interest rates, assuming scheduled principle and interest amounts are paid pursuant to the debt agreements. Includes administrative and/or commitment fees on debt obligations.
(3)	Operating lease costs are primarily for railcars and office space.
(4)	Purchase contracts represent index-priced and fixed-price contracts. Index purchase contracts are valued at current quarter- end prices.
(5)	Includes fixed-price ethanol, dried distillers grains and natural gas purchase contracts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have $447.5 million outstanding in debt as of March 31, 2010, $338.1 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $1.5 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally designated as normal purchases or normal sales contracts and are not recognized until quantities are delivered or utilized in production. Revenues during the three months ended March 31, 2010 include net gains from derivative financial instruments that are hedging our physical ethanol and distillers grain contracts of $0.7 million. Cost of goods sold during the three months ended March 31, 2010 included net gains from derivative financial instruments for corn and natural gas of $7.1 million. To the extent the net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sales has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in pre-tax income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from March 31, 2010. This analysis excludes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months	Unit of Measure	Income Effect of Approximate 10% Change in Price
Ethanol	480,000	Gallons	$76,856
Corn	174,545	Bushels	$64,385
Distillers grains	1,396	Tons (1)	$13,211
Natural gas	13,083	MMBTU (2)	$5,937

(1)	Distillers grains quantities are stated on an equivalent dried ton basis.
(2)	Millions of British Thermal Units

At March 31, 2010, approximately 14% of our forecasted ethanol production during the next 12 months has been sold under fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of ethanol shown above would be reduced by approximately $10.5 million.

At March 31, 2010, approximately 15% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of corn shown above would be reduced by approximately $9.7 million.

At March 31, 2010, approximately 20% of our forecasted distillers grain production for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of distillers grains shown above would be reduced by approximately $2.7 million.

At March 31, 2010, approximately 22% of our forecasted natural gas requirements for the next 12 months have been purchased under fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of natural gas shown above would be reduced by approximately $1.3 million

Agribusiness Segment

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, foreign and domestic government farm programs and policies, changes in global demand created by population changes and changes in standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations in purchase and sale commitments for grain and grain held in inventory, we enter into exchange-traded futures and options contracts that function as economic hedges. The market value of exchange-traded futures and options used for economic hedging has a high, but not perfect correlation, to the underlying market value of grain inventories and related purchase and sale contracts. The less correlated portion of inventory and purchase and sale contract market value, known as basis, is much less volatile than the overall market value of exchange-traded futures and tends to follow historical patterns. We manage this less volatile risk by constantly monitoring our position relative to the price changes in the market. In addition, inventory values are affected by the month-to-month spread relationships in the regulated futures markets, as we carry inventories over time. These spread relationships are also less volatile than the overall market value and tend to follow historical patterns, but also represent a risk that cannot be directly offset. Our accounting policy for our futures and options, as well as the underlying inventory positions and purchase and sale contracts, is to mark them to the market and include gains and losses in the consolidated statement of operations in sales and merchandising revenues.

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% change in such prices. The result of this analysis, as of March 31, 2010, which may differ from actual results, is as follows (in thousands):

Fair Value	$61
Market Risk	$6

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Our investors should consider the risks that could affect us and our business as set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should carefully consider the discussion of risks and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including Cautionary Information Regarding Forward-Looking Information, which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Second Amendment to Revolving Credit and Security Agreement dated as of April 19, 2010 by and among Green Plains Trade Group LLC and PNC Bank, National Association

10.2	Employment Offer Letter to Ron Gillis, dated October 15, 2008

10.3	Asset Purchase Agreement dated as of April 19, 2010 by and among Green Plains Grain Company TN LLC, as the Buyer, and Union City Grain Company LLC, Dyer Gin Company, Inc. and Thomas W. Wade, Jr. Living Trust dated July 25, 2002, collectively as the Seller, and Wade Gin Company, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.4	Asset Purchase Agreement dated as of April 19, 2010 by and among Green Plains Grain Company TN LLC, as the Buyer, and Farmers Grain of Trenton LLC, Farmers Grain Crop Insurance, LLC and Wilson Street Properties L.L.C., collectively as the Seller (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.5	Second Amended and Restated Credit Agreement dated as of April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.6	Second Amended and Restated Revolving Credit Note dated as of April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.7	Second Amended and Restated Term Loan Note dated as of April 19, 2010 by and among Green Plains Grain

Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.8	Security Agreement dated as of April 19, 2010 between Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.9	Post-Closing Agreement dated as of April 19, 2010 between Green Plains Renewable Energy, Inc., Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed April 22, 2010)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN PLAINS RENEWABLE ENERGY, INC.
(Registrant)

Date: May 3, 2010	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2010	By:	/s/ Jerry L. Peters
Jerry L. Peters
Chief Financial Officer
(Principal Financial Officer)