Form 10-Q
period 2010-06-30
Green Plains Renewable Energy, Inc.
filed 2010-08-03
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

The number of shares of common stock, par value $0.001 per share, outstanding as of July 30, 2010 was 31,369,185 shares.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$172,996	$89,779
Restricted cash	7,923	12,554
Accounts receivable, net of allowances of $78 and $119, and including amounts from related parties of $1,314 and $2,311, respectively	65,170	44,637
Inventories	73,695	81,558
Prepaid expenses and other	5,845	7,574
Deferred income taxes	13,648	—
Deposits	9,813	14,752
Derivative financial instruments	7,611	1,592

Total current assets	356,701	252,446
Property and equipment, net of accumulated depreciation of $56,035 and $38,730, respectively	602,957	596,235
Investment in unconsolidated subsidiaries	1,949	2,272
Goodwill	14,543	14,543
Financing costs and other, net	12,950	12,585

Total assets	$989,100	$878,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, including amounts to related parties of $0 and $652, respectively	$64,511	$70,246
Accrued liabilities	14,790	24,052
Unearned revenue	4,482	9,535
Derivative financial instruments	9,652	2,109
Current maturities of long-term debt	58,437	68,390

Total current liabilities	151,872	174,332
Long-term debt	396,192	388,573
Deferred income taxes	20,426	—
Other liabilities	4,384	4,468

Total liabilities	572,874	567,373

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 31,369,185 and 24,957,378 shares issued and outstanding, respectively	31	25
Additional paid-in capital	373,192	292,231
Retained earnings	33,591	9,331
Accumulated other comprehensive income (loss)	54	(123)

Total Green Plains stockholders’ equity	406,868	301,464
Noncontrolling interests	9,358	9,244

Total stockholders’ equity	416,226	310,708

Total liabilities and stockholders’ equity	$989,100	$878,081

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$453,359	$284,655	$879,833	$505,737
Cost of goods sold	422,687	269,772	811,687	488,975

Gross profit	30,672	14,883	68,146	16,762
Selling, general and administrative expenses	13,597	10,706	26,566	19,765

Operating income (loss)	17,075	4,177	41,580	(3,003)

Other income (expense)
Interest income	99	53	126	127
Interest expense	(5,659)	(3,830)	(10,315)	(6,344)
Other, net	(110)	173	(110)	507

Total other expense	(5,670)	(3,604)	(10,299)	(5,710)

Income (loss) before income taxes	11,405	573	31,281	(8,713)
Income tax expense	2,517	—	6,907	—

Net income (loss)	8,888	573	24,374	(8,713)
Net (income) loss attributable to noncontrolling interests	(204)	54	(114)	(1)

Net income (loss) attributable to Green Plains	$8,684	$627	$24,260	$(8,714)

Earnings (loss) per share:
Income (loss) attributable to Green Plains stockholders - basic	$0.28	$0.03	$0.84	$(0.35)

Income (loss) attributable to Green Plains stockholders - diluted	$0.27	$0.03	$0.83	$(0.35)

Weighted average shares outstanding:
Basic	31,359	24,941	28,956	24,903

Diluted	31,678	24,944	29,302	24,903

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$24,374	$(8,713)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	17,873	12,995
Deferred income taxes	6,609	—
Stock-based compensation expense	1,728	523
Undistributed equity in loss of affiliates	323	20
Allowance for doubtful accounts	—	400
Changes in operating assets and liabilities before effects of business combinations:
Accounts receivable	(19,067)	6,513
Inventories	15,342	(17,708)
Deposits	4,939	(2,682)
Unrealized (gains) losses on derivative financial instruments	(166)	1,463
Prepaid expenses and other assets	1,808	7,728
Accounts payable and accrued liabilities	(15,166)	(15,166)
Unearned revenues	(5,053)	10,938
Other	(1,004)	(411)

Net cash provided (used) by operating activities	32,540	(4,100)

Cash flows from investing activities:
Purchases of property and equipment	(4,971)	(3,185)
Acquisition of businesses, net of cash acquired	(22,388)	(3,220)
Other	—	(255)

Net cash used by investing activities	(27,359)	(6,660)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	22,683	1,134
Payments of principal on long-term debt	(29,646)	(14,111)
Proceeds from revolving debt	905,749	46,316
Payments on revolving debt	(904,379)	(34,288)
Proceeds from issuance of common stock	79,743	—
Change in restricted cash	4,631	230
Payments of loan fees	(847)	(1,776)
Other	102	40

Net cash provided by (used in) financing activities	78,036	(2,455)

Net change in cash and equivalents	83,217	(13,215)
Cash and cash equivalents, beginning of period	89,779	62,294

Cash and cash equivalents, end of period	$172,996	$49,079

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page

	Six Months Ended June 30,
	2010	2009
Supplemental disclosures of cash flow:
Cash paid for income taxes	$59	$139

Cash paid for interest	$13,729	$5,280

Noncash additions to property and equipment:
Capital lease obligations incurred for equipment	$—	$535

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

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities which it controls. Intercompany balances and transactions are eliminated on a consolidated basis for reporting purposes. Unconsolidated entities are included in the financial statements on an equity basis. Results for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

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

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted.

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

Description of Business

We are a vertically-integrated producer, marketer and distributor of ethanol. We have operations throughout the ethanol value chain, beginning upstream with our agronomy and grain handling operations, continuing through our approximately 500 million gallons per year, or mmgy, of ethanol production capacity and ending downstream with our ethanol marketing, distribution and blending facilities.

Public Offering of Stock

In March 2010, the Company sold approximately 6.3 million newly-issued shares of its common stock at a price of $13.50 per share, with net proceeds totaling approximately $79.7 million. We intend to use these proceeds for general corporate purposes and to acquire or invest in additional facilities, assets or technologies consistent with our growth strategy.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

For sales of ethanol and distillers grains by Green Plains Trade Group LLC, our fee-based marketing business, revenue is recognized when title to the product and risk of loss transfer to an external customer. Revenues related to our marketing operations for third parties are recorded on a gross basis in the consolidated financial statements, as Green Plains Trade takes title to the product and assumes risk of loss. Unearned revenue is reflected on our consolidated balance sheet for goods in transit for which we have received payment and title has not been transferred to the customer. Revenues from Blendstar LLC, a majority-owned biofuel terminal operator that offers ethanol transload and splash blending services, are recognized as these services are rendered.

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

Cost of Goods Sold

Cost of goods sold includes costs for direct labor, materials and certain plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of our ethanol plants. Grain purchasing and receiving costs, other than labor costs for grain buyers and scale operators, are also included in cost of goods sold. Direct materials consist of the costs of corn feedstock, denaturant and process chemicals. Corn feedstock costs include realized and unrealized gains and losses on related derivative financial instruments, inbound freight charges, inspection costs and internal transfer costs. Plant overhead costs primarily consist of plant utilities, plant depreciation and outbound freight charges. Shipping costs incurred directly by us, including railcar lease costs, are also reflected in cost of goods sold.

The Company uses exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on our agribusiness segment’s grain inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices. Commodity inventories, forward purchase contracts and forward sale contracts in our agribusiness segment are valued at market prices, where available, or other market quotes adjusted for differences, primarily transportation, between the exchange-traded market and the local markets on which the terms of the contracts are based. Changes in the market value of grain inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts in our agribusiness segment, are recognized in earnings as a component of cost of goods sold. These contracts are predominantly settled in cash. We are exposed to loss in the event of non-performance by the counter-party to forward purchase and forward sales contracts.

Reclassifications

Certain amounts previously reported within the consolidated financial statements have been reclassified to conform to the current year presentation. Prior to September 30, 2009, the Company classified cash deposits in margin accounts required for exchange-traded activity as cash and cash equivalents. The Company reclassified $3.8 million from cash and cash equivalents to deposits in the accompanying statement of cash flows for the six months ended June 30, 2009, which decreased operating cash flows by $3.8 million for the six months ended June 30, 2009.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends Subtopic 820-10. ASU 2010-06 enhances disclosure requirements related to fair value measurements. Certain provisions of ASU 2010-06 are effective for annual and interim periods beginning after December 15, 2009 and others for fiscal years beginning after December 15, 2010. The Company has adopted certain provisions of ASU 2010-06 and has incorporated new disclosures regarding fair value measurements in Note 3 – Fair Value Disclosures. The adoption of this standard did not have a material impact on our consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. ACQUISITIONS

Tennessee Agribusiness Operations

On April 19, 2010, the Company acquired agribusiness operations in western Tennessee which include five grain elevators with federally licensed grain storage capacity of 11.7 million bushels. All of the grain elevators acquired are located within 50 miles of the Company’s Obion, Tennessee ethanol plant. With the addition of these agribusiness assets, the Company operates 13 grain elevators with approximately 30.3 million bushels of grain storage capacity. Also acquired were grain and fertilizer inventories and other agribusiness assets. The agribusiness assets were acquired from companies owned by the Thomas W. Wade, Jr. family and from Farmers Grain of Trenton LLC for consideration totaling approximately $25.7 million, consisting of cash and $3.3 million in notes to the sellers. The five grain elevators and other assets acquired are owned by Green Plains Grain Company TN LLC, a wholly-owned subsidiary of the Company, and are included in the Company’s agribusiness segment. The operating results of Green Plains Grain TN have been included in our consolidated financial statements since April 19, 2010.

Preliminary amounts of identifiable assets acquired and liabilities assumed (in thousands)
Inventory	$6,545
Other current assets	1,679
Property and equipment, net	19,968
Other noncurrent assets	21
Current liabilities	(2,537)

Total identifiable net assets	25,676

Purchase price	$25,676

The amounts above are preliminary purchase price allocations. The Company expects to finalize purchase price allocations during the third quarter of 2010 and that they will not materially impact the preliminary amounts shown above. The fair value of real property acquired was determined with the assistance of an independent appraiser. Neither goodwill nor a gain from a bargain purchase is expected to be recognized in conjunction with the acquisition, and no contingent assets or liabilities were assumed. The Company has not presented revenue and earnings of the acquired companies or pro forma information (revenue and earnings on a pro forma combined basis) for the three and six months ended June 30, 2009 due to the size of the acquisition.

Upon closing the acquisitions, Green Plains Grain Company LLC and Green Plains Grain Company TN, collectively, Green Plains Grain, simultaneously entered into a second amended and restated secured credit facility, amending the existing Green Plains Grain Company credit agreement. The security for the credit facility includes a first lien on all real estate and working capital of Green Plains Grain. The second amended and restated credit agreement and related documents include base revolving, seasonal and term credit commitments totaling $85.0 million.

Ord and Central City Ethanol Plants

On July 2, 2009, the Company acquired all of the membership interests in two limited liability companies that own ethanol plants in Ord, Nebraska and Central City, Nebraska. The two limited liability companies were renamed as Green Plains Ord LLC and Green Plains Central City LLC at closing. Pursuant to the terms of the respective purchase agreements, the Company acquired the membership interests of Green Plains Ord and Green Plains Central City for $36.7 million and $84.3 million, respectively. The sellers provided debt financing to fund the purchase and $16.0 million in seasonal revolving loans to provide working capital for the plants. The Ord and Central City plants have annual expected operating capacities of 50 million and 100 million gallons, respectively. These facilities, which are a part of our ethanol production segment, were acquired to add to the Company’s overall ethanol and distillers grain production. The operating results of Green Plains Ord and Green Plains Central City have been included in the consolidated financial statements since July 2, 2009.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Amounts of identifiable assets acquired and liabilities assumed (in thousands)
	Green Plains Ord	Green Plains Central City
Current assets	$1,897	$2,583
Property and equipment, net	33,600	77,500
Other noncurrent assets	1,189	3,207
Current liabilities	(1,624)	(1,292)

Total identifiable net assets	35,062	81,998
Goodwill	1,604	2,341

Purchase price paid	$36,666	$84,339

The amounts above are final purchase price allocations. The Company finalized the purchase price allocations, specifically finalization of state tax incentives, during the second quarter of 2010 with no adjustments that impacted the preliminary amounts.

It is impracticable for the Company to present supplemental pro forma information related to the acquisitions of Green Plains Ord and Green Plains Central City. These ethanol production facilities were part of a larger consolidated company before their acquisition by the Sellers in early 2009. From the date of the acquisition by the Sellers to the date of our acquisition in July 2009, the plants were not operating and generated no revenue or income. The predecessor owner did not maintain separate financial statements for these two facilities, and any attempt by us to present pro forma information (revenue and earnings on a pro forma combined basis for the three and six months ended June 30, 2009) would be based on estimated historical results for those facilities rather than actual operating results. We expect the goodwill to be deductible for tax purposes.

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

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following tables set forth the Company’s assets and liabilities by level that were accounted for the periods indicated (in thousands):

	Fair Value Measurements at June 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$172,996	$—	$172,996
Restricted cash	7,923	—	7,923
Margin deposits	3,761	—	3,761
Agricultural inventories carried at market	—	31,416	31,416
Unrealized gains on commodity derivatives	6,026	1,616	7,642

Total assets measured at fair value	$190,706	$33,032	$223,738

Liabilities
Unrealized losses on commodity derivatives	$1,741	8,098	$9,839

Total liabilities measured at fair value	$1,741	$8,098	$9,839

	Fair Value Measurements at December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$89,779	$—	$89,779
Restricted cash	12,554	—	12,554
Margin deposits	1,588	—	1,588
Agricultural inventories carried at market	—	25,123	25,123
Unrealized gains on commodity derivatives	1,012	778	1,790

Total assets measured at fair value	$104,933	$25,901	$130,834

Liabilities
Unrealized losses on commodity derivatives	$1,758	$370	$2,128

Total liabilities measured at fair value	$1,758	$370	$2,128

The Company believes the fair value of its debt approximates book value, which was $454.6 million and $457.0 million at June 30, 2010 and December 31, 2009, respectively. The Company also believes the fair value of its accounts receivable and accounts payable approximate book value which was $65.2 million and $64.5 million, respectively, at June 30, 2010 and $44.6 million and $70.2 million, respectively, at December 31, 2009.

4. SEGMENT INFORMATION

Company management reviews financial and operating performance in the following three separate operating segments: (1) production of ethanol and related co-products, collectively referred to as ethanol production, (2) grain warehousing and marketing, as well as sales and related services of agronomy and petroleum products, collectively referred to as agribusiness, and (3) marketing and distribution of Company-produced and third-party ethanol and distillers grains, collectively referred to as marketing and distribution. Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Ethanol Production. Our ethanol production segment has the capacity to produce approximately 500 mmgy of ethanol. Our ethanol plants also produce co-products such as wet, modified wet or dried distillers grains. Processing at full capacity, our plants will consume approximately 180 million bushels of corn and produce approximately 1.5 million tons of distillers grains annually. Our plants use a dry mill process to produce ethanol and co-products. We operate each of our six ethanol plants through separate wholly-owned operating subsidiaries.

Agribusiness. We operate our agribusiness segment primarily through our wholly-owned subsidiary, Green Plains Grain, which is a grain and farm supply business with three primary operating lines of business: bulk grain, agronomy and petroleum. During the second quarter, we acquired agribusiness assets in western Tennessee, see Note 2. – Acquisitions for further information.

Marketing and Distribution. We have a fee-based marketing business, Green Plains Trade, which is responsible for the sales, marketing and distribution of all ethanol and distillers grains produced at our six production facilities. We also market and distribute ethanol for four third-party ethanol producers. At capacity, we would market approximately 500 mmgy of ethanol from our six strategically-located plants along with approximately 360 mmgy from our four third-party producers. Additionally, we hold a majority interest in Blendstar LLC, which operates nine blending or terminaling facilities with approximately 495 mmgy of total throughput capacity in seven states in the south central United States.

During the normal course of business, we enter into transactions between segments. Examples of these intersegment transactions include, but are not limited to, ethanol production segment selling ethanol to the marketing and distribution segment and the agribusiness segment selling grain to the ethanol production segment. These intersegment activities are recorded by each segment at prices approximating market and treated as if they are third-party transactions. Consequently, these transactions impact segment performance. However, revenues and corresponding costs are eliminated in consolidation, and do not impact our consolidated results.

The following are certain financial data for our operating segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Ethanol production	$240,550	$152,053	$490,603	$289,557
Agribusiness	62,565	58,758	104,846	104,968
Marketing and distribution	397,226	231,208	785,322	409,562
Intersegment eliminations	(246,982)	(157,364)	(500,938)	(298,350)

	$453,359	$284,655	$879,833	$505,737

Gross profit:
Ethanol production	$18,443	$4,664	$50,202	$1,903
Agribusiness	5,675	7,343	8,444	10,089
Marketing and distribution	5,223	2,839	9,404	4,682
Intersegment eliminations	1,331	37	96	88

	$30,672	$14,883	$68,146	$16,762

Operating income (loss):
Ethanol production	$15,763	$2,589	$44,951	$(1,727)
Agribusiness	984	4,190	454	4,156
Marketing and distribution	2,390	552	3,731	33
Intersegment eliminations	1,331	37	96	88
Corporate activities	(3,393)	(3,191)	(7,652)	(5,553)

	$17,075	$4,177	$41,580	$(3,003)

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Ethanol	$369,809	$206,111	$734,312	$367,965
Distillers grains	39,096	21,367	76,101	38,685
Grain	17,677	20,507	35,527	24,968
Agronomy products	20,291	34,210	25,165	69,091
Other	6,486	2,460	8,728	5,028

Total revenues	$453,359	$284,655	$879,833	$505,737

5. INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale, which is valued at market value. The components of inventories are as follows (in thousands):

	June 30, 2010	December 31, 2009
Grain held for sale	$31,416	$25,123
Finished goods	14,475	23,574
Raw materials	12,934	16,323
Work-in-process	5,518	5,343
Petroleum & agronomy items held for sale	4,923	8,501
Supplies and parts	4,429	2,694

	$73,695	$81,558

6. DERIVATIVE FINANCIAL INSTRUMENTS

To minimize the risk and the effects of commodity price changes primarily related to corn, natural gas and ethanol, the Company uses various derivative financial instruments, including exchange-traded futures, and exchange-traded and over-the-counter options contracts. We monitor and manage this exposure as part of our overall risk management policy. As such, we seek to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We may take hedging positions in these commodities as one way to mitigate risk. While the Company attempts to link its hedging activities to purchase and sales activities, there are situations where these hedging activities can themselves result in losses.

During the three months ended June 30, 2010, the Company began to engage in cash flow hedges to lock in the price for a portion of our forecasted ethanol sales and corn purchases since the Company’s cash flows are affected by variability resulting from price risks related to market fluctuations in ethanol and corn prices.

At June 30, 2010, our consolidated balance sheet reflects a net unrealized gain of $0.3 million in accumulated other comprehensive income (loss). We expect all of the deferred gains at June 30, 2010 will be reclassified into income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change. During the three and six months ended June 30, 2010, no amounts had been reclassified from accumulated other comprehensive income (loss) to earnings. Ineffectiveness related to our cash flow hedges was not significant for the three and six months ended June 30, 2010. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three and six months ended June 30, 2010.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The financial statement locations of derivatives are as follows (in thousands):

	Asset Derivatives			Liability Derivatives
Derivative Instruments	Fair Value at			Fair Value at
Consolidated Balance Sheet	June 30, 2010		December 31, 2009	June 30, 2010	December 31, 2009
Derivative financial instruments (current assets and liabilities)	$7,611	(1)	$1,592	$9,652	$2,109
Financing costs and other, net	31		198	—	—
Other liabilities	—		—	187	19

Total	$7,642		$1,790	$9,839	$2,128

(1)	Includes $0.6 million of derivative financial instruments designated as cash flow hedging instruments.

Gains (Losses) on Derivative Instruments
Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$(182)	$(416)	$498	$(7,335)
Cost of goods sold	2,513	525	9,655	14,287

Net gains recognized in earnings	$2,331	$109	$10,153	$6,952

The table below summarizes the volumes of open commodity derivative positions as of June 30, 2010 (in thousands):

Derivative Instruments	June 30, 2010
	Exchange Traded		Non-Exchange Traded		Unit of Measure	Commodity
	Net Long & (Short) (1)		Long (2)	(Short) (2)
Futures	(13,495	) (3)			Bushels	Corn and Soybeans
Futures	(23,076	) (4)			Gallons	Ethanol
Options	(3,109)				Bushels	Corn and Soybeans
Options	(1,254)				Gallons	Ethanol
Options	920				MMBTU	Natural Gas
Forwards			17,047	(4,837)	Bushels	Corn and Soybeans
Forwards			7,136	(6,957)	Gallons	Ethanol
Forwards			25	(30)	Tons	Distillers Grains

(1)	Exchange traded futures and options are presented on a net long and (short) position basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis.
(3)	Includes net long position of 835,000 bushels of corn on cash flow hedges.
(4)	Includes net short position of (8,453,000) gallons on cash flow hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. For the three months ended June 30, 2010, gross revenue and cost of goods sold under such contracts were $11.7 million and $11.0 million, respectively. For the six months ended June 30, 2010, gross revenue and cost of goods sold under such contracts were $14.1 million and $13.7 million, respectively. For the three months ended June 30, 2009, gross revenue and cost of goods sold under such contracts were $41.1 million and $41.8 million, respectively. For the six months ended June 30, 2009, gross revenue and cost of goods sold under such contracts were $101.8 million and $96.6 million, respectively.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Refer to Note 3 - Fair Value Disclosures, which also contains fair value information related to derivative financial instruments.

7. LONG-TERM DEBT

The principal balances of the components of long-term debt are as follows (in thousands):

	June 30, 2010	December 31, 2009
Green Plains Bluffton:
Term loan	$59,500	$63,000
Revolving term loan	20,000	20,000
Revenue bond	21,320	22,000
Green Plains Central City:
Term loan	52,200	55,000
Revolving term loan	30,500	30,500
Revolver	6,500	6,873
Equipment financing loan	260	288
Green Plains Obion:
Term loan	47,100	52,800
Revolving term loan	36,200	36,200
Revolver	—	2,600
Note payable	142	160
Equipment financing loan	661	729
Economic development grant	1,558	1,603
Green Plains Ord:
Term loan	23,800	25,000
Revolving term loan	13,000	13,000
Revolver	2,500	2,672
Green Plains Shenandoah:
Term loan	15,768	19,600
Revolving term loan	17,000	17,000
Revolver	—	1,581
Economic development loan	75	105
Green Plains Superior:
Term loan	29,000	31,750
Revolving term loan	10,000	10,000
Equipment financing loan	249	278
Green Plains Grain:
Term loan	20,000	7,425
Revolving term loan	16,550	17,931
Equipment financing loans	1,001	1,262
Notes payable	3,288	—
Green Plains Trade:
Revolving term loan	21,931	14,455
Other	4,526	3,151

Total debt	454,629	456,963
Less: current portion	(58,437)	(68,390)

Long-term debt	$396,192	$388,573

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Scheduled long-term debt repayments are as follows (in thousands):

Year Ending December 31,	Amount
2010	$40,127
2011	65,771
2012	43,090
2013	96,232
2014	29,225
Thereafter	180,184

Total	$454,629

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

Ethanol Production Segment

Each of the Company’s ethanol production segment subsidiaries has credit facilities with lender groups that provides for term and revolving term loans to finance construction and operation of the production facilities. The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term facility (individually and collectively, the “Green Plains Bluffton Loan Agreement”). The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term facility as well as a statused revolving credit supplement (revolver) of up to $11.0 million (individually and collectively, the “Green Plains Central City Loan Agreement”). The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan and a revolving term loan of $37.4 million (individually and collectively, the “Green Plains Obion Loan Agreement”). The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term facility as well as a statused revolving credit supplement (revolver) of up to $5.0 million (individually and collectively, the “Green Plains Ord Loan Agreement”). The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan and a $17.0 million revolving term facility (individually and collectively, the “Green Plains Shenandoah Loan Agreement”). The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term facility (individually and collectively, the “Green Plains Superior Loan Agreement”).

Loan Repayment Terms

•	Term Loans – The term loans were available for advances until construction for each of the plants was completed.

•	Scheduled principal payments (plus interest) are as follows:

• Green Plains Bluffton	$0.583 million per month
• Green Plains Obion	$2.4 million per quarter
• Green Plains Shenandoah	$1.2 million per quarter
• Green Plains Superior	$1.375 million per quarter

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

•	Scheduled monthly principal payments (plus interest) for Green Plains Central City of $0.6 million and Green Plains Ord of $0.3 million do not begin until June 2011.

•	Final maturity dates (at the latest) are as follows:

• Green Plains Bluffton	December 31, 2013
• Green Plains Central City	July 1, 2016
• Green Plains Obion	May 20, 2015
• Green Plains Ord	July 1, 2016
• Green Plains Shenandoah	May 20, 2014
• Green Plains Superior	July 20, 2015

•

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

•	As of June 30, 2010, free cash flow payments are discontinued when the aggregate of such future payments meets the following amounts:

• Green Plains Bluffton	$16.0 million
• Green Plains Obion	$17.1 million
• Green Plains Shenandoah	$4.6 million
• Green Plains Superior	$10.0 million

•	As of June 30, 2010, free cash flow payments are not to exceed the following amounts in any given year:

• Green Plains Central City	$2.8 million
• Green Plains Obion	$8.0 million
• Green Plains Ord	$1.2 million
• Green Plains Shenandoah	$2.0 million

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

•	Final maturity dates (at the latest) are as follows:

• Green Plains Bluffton	December 31, 2013
• Green Plains Central City	July 1, 2016
• Green Plains Obion	May 1, 2019
• Green Plains Ord	July 1, 2016
• Green Plains Shenandoah	November 1, 2017
• Green Plains Superior	July 1, 2017

•

Revolvers – The revolvers at Green Plains Central City and Green Plains Ord support the working capital needs of the respective facilities and mature on July 1, 2011. The revolvers are subject to borrowing base requirements of 60% of eligible inventory and receivables.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Pricing and Fees

•	The loans bear interest at the greater of LIBOR or 2.0%, plus 4.0%.

•	Unused commitment fees, when charged, are 0.50%.

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

Representations, Warranties and Covenants

The loan agreements contain representations, warranties, conditions precedent, affirmative covenants (including financial covenants) and negative covenants including:

•	Maintenance of working capital, including unused portion of revolver, as follows:

• Green Plains Bluffton	$10.6 million (increasing monthly to $12.0 million by November 30, 2010).
• Green Plains Central City and Green Plains Ord	$10.0 million, combined, excluding current maturities of long-term debt.
• Green Plains Obion	$9.0 million
• Green Plains Shenandoah	$6.0 million
• Green Plains Superior	$(5.0) million (increasing periodically until reaching $3.0 million by December 1, 2012).

•	Maintenance of net worth as follows:

• Green Plains Bluffton	$82.5 million
• Green Plains Obion	$77.0 million
• Green Plains Shenandoah	$51.0 million
• Green Plains Superior	$19.0 million (increasing periodically until reaching $23.0 million by December 1, 2011)

•	Maintenance of tangible owner’s equity as follows:

• Green Plains Bluffton	at least 40% (increasing to 50% by December 31, 2010)

•	Maintenance of certain annual coverage ratios as follows:

Fixed charge coverage ratios:

• Green Plains Bluffton	1.25 to 1.0
• Green Plains Central City and Green Plains Ord	1.0 to 1.0 at December 31, 2010 (increasing to 1.15 to 1.0 on December 31, 2011)
• Green Plains Obion	1.25 to 1.0 at December 31, 2010

Debt service coverage ratios:

• Green Plains Shenandoah	1.50 to 1.0
• Green Plains Superior	1.25 to 1.0

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

•	Annual capital expenditures will be limited as follows:

• Green Plains Bluffton	$1.0 million
• Green Plains Central City	$1.0 million
• Green Plains Obion	$2.4 million
• Green Plains Ord	$1.0 million
• Green Plains Shenandoah	$0.5 million
• Green Plains Superior	$0.6 million

•

Allowable dividends or other annual distributions from each respective subsidiary, subject to certain additional restrictions including compliance with all loan covenants, terms and conditions, are as follows:

• Green Plains Bluffton	Up to 35% of net profit before tax, and up to an additional 15% of net profit before tax, after free cash flow payment is made
• Green Plains Central City and Green Plains Ord

Beginning with fiscal year ending December 31, 2010, up to 35% of net income before tax may be distributed for payment of the subsidiary’s allocated share of income taxes, and after December 31, 2010, unlimited after free cash flow payment is made, provided maintenance of 60% tangible owner equity

• Green Plains Obion	After December 31, 2010, up to 40% of net profit before tax, and unlimited after free cash flow payment is made
• Green Plains Shenandoah	Up to 40% of net profit before tax and unlimited after free cash flow payment is made
• Green Plains Superior	Up to 40% of net profit before tax and unlimited after free cash flow payment is made

As of June 30, 2010, all of our ethanol production subsidiaries are in compliance with their debt covenants.

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

•	The revenue bond bears interest at 7.50% per annum.

•	At June 30, 2010, Green Plains Bluffton had $3.2 million cash that was restricted as to use for payment towards the current maturity and interest of the revenue bond.

•	Revenue bond issuance costs have been recorded in financing costs in the consolidated balance sheets.

Agribusiness Segment

The Green Plains Grain loan was modified in April and June 2010 to be comprised of a $20.0 million amortizing term loan, a $45.0 million revolving term loan and a $20.0 million seasonal revolver (individually and collectively, the “Green Plains Grain Loan Agreement”). Loan proceeds are used primarily for working capital purposes.

Key Loan Information

•	The term loan expires on August 1, 2013 and the revolving loan expires on August 1, 2011.

•	The seasonal revolver can be drawn upon beginning on October 1, 2010 and expires on April 1, 2011.

•	Payments of $0.5 million under the term loan are due on the first business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term.

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

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The loan agreements contain certain financial covenants and restrictions, including the following:

•	Maintenance of working capital of at least $11.0 million.

•	Maintenance of tangible net worth of at least $27.0 million.

•	Maintenance of a fixed charge ratio of 1.25x or more and a senior leverage ratio that does not exceed 2.50x.

•	Capital expenditures for Green Plains Grain are restricted to $2.0 million per year. However, any unused portion from any fiscal year may be added to the limit for the next succeeding year.

As of June 30, 2010, Green Plains Grain was in compliance with all debt covenants in the loan agreement.

Equipment Financing Loans

Green Plains Grain has two separate equipment financing agreements with AXIS Capital Inc. initially totaling $1.75 million (individually and collectively, the “Equipment Financing Loans”). The Equipment Financing Loans provide financing for designated vehicles, implements and machinery. The Company agreed to guaranty the Equipment Financing Loans. Pursuant to the terms of the agreements, Green Plains Grain is required to make 48 monthly principal and interest payments of $43,341, which commenced in April 2008.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility. Under the credit agreement, the lender will loan up to $30.0 million, subject to a borrowing base up to 85% of eligible receivables and a current availability block of $5.0 million. At June 30, 2010 Green Plains Trade had $6.8 million cash that was restricted as to use for payment towards the credit agreement. Such cash is presented in restricted cash on the consolidated balance sheet.

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

As of June 30, 2010, Green Plains Trade was in compliance with all debt covenants in the loan agreements.

Capitalized Interest

The Company had no capitalized interest for the three or six-month periods ended June 30, 2010 and 2009.

Restricted Net Assets

At June 30, 2010, there were approximately $357.0 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.

8. STOCK-BASED COMPENSATION

The Company records noncash compensation expense related to equity awards to employees and directors in the financial statements over the requisite service period. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Grants under the 2007 and 2009 Equity Incentive Plans may include stock options, stock awards and deferred stock units, or DSUs.

For stock options granted during the first six months of 2010, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under GAAP, with the following weighted-average assumptions:

Six Months Ended June 30, 2010
Expected life	6.4
Interest rate	2.52%
Volatility	63.20%
Dividend yield	—

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

A summary of stock option activity for the six months ended June 30, 2010 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	1,162,934	$15.27
Granted	41,000	16.70
Exercised	(8,667)	9.37
Forfeited	(11,085)	11.92

Outstanding at June 30, 2010	1,184,182	$15.39	5.4	$1,913,047

Exercisable at June 30, 2010	830,432	$18.04	4.5	$999,312

All fully-vested stock options as of June 30, 2010 are exercisable and are included in the above table. The total intrinsic value of share options exercised was $0.1 million and $0.1 million for the three and six months ended June 30, 2010, respectively. The Company’s option awards allow employees to exercise options through cash payment to us for the shares of common stock or through a simultaneous broker-assisted cashless exercise of a share option, through which the employee authorizes the exercise of an option and the immediate sale of the option shares in the open market. The Company uses newly-issued shares of common stock to satisfy our share-based payment obligations.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes non-vested stock award activity and DSU activity for the six months ended June 30, 2010:

	Weighted- Average Number of Non-vested Shares and DSUs	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Vesting Term (in years)
Nonvested at December 31, 2009	327,256	$3.04
Granted	248,118	16.27
Forfeited	—	—
Vested	(179,641)	6.87

Nonvested at June 30, 2010	395,733	$9.59	2.3

Compensation costs expensed for share-based payment plans described above were approximately $0.4 million and $1.7 million during the three and six-month periods ended June 30, 2010, respectively. Compensation costs expensed for share-based payment plans described above were approximately $0.4 million and $0.5 million during the three and six-month periods ended June 30, 2009, respectively. At June 30, 2010, there was $3.3 million of unrecognized compensation costs from share-based compensation arrangements, which is related to non-vested shares. This compensation is expected to be recognized over a weighted-average period of approximately 2.3 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 40% of these expense amounts.

9. EARNINGS PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss) attributable to Green Plains	$8,684	$627	$24,260	$(8,714)

Weighted average shares outstanding - basic	31,359	24,941	28,956	24,903

Earnings (loss) per share attributable to Green Plains stockholders - basic	$0.28	$0.03	$0.84	$(0.35)

Weighted average shares outstanding - basic	31,359	24,941	28,956	24,903
Effect of dilutive stock options - as converted method	319	3	346	—

Total potential shares outstanding	31,678	24,944	29,302	24,903

Earnings (loss) per share attributable to Green Plains stockholders - diluted	$0.27	$0.03	$0.83	$(0.35)

Excluded from the computations of diluted EPS for the three months ended June 30, 2010 and 2009, and for the six months ended June 30, 2010 were stock options, stock awards and DSUs totaling 0.8 million, 1.1 million and 0.7 million shares, respectively, because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the respective periods. For the six months ended June 30, 2009, stock options, stock awards and DSUs totaling 0.1 million shares were excluded from the diluted EPS computation due to being in a net loss position.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to Green Plains	$8,684	$627	$24,260	$(8,714)
Unrealized gain (loss) on derivatives	300	65	177	74

Comprehensive income (loss)	8,984	692	24,437	(8,640)
Comprehensive income attributable to noncontrolling	—	—	—	—

Comprehensive income (loss) attributable to Green Plains	$8,984	$692	$24,437	$(8,640)

11. STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

	Common Stock		Additional Paid-in	Retained Earnings (Accum.	Accumulated Other Comprehensive	Total Green Plains Stockholders’	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity	Interest	Equity
Balance, December 31, 2009	24,957	$25	$292,231	$9,331	$(123)	$301,464	$9,244	$310,708
Net income	—	—	—	24,260	—	24,260	114	24,374
Unrealized gain on derivatives	—	—	—	—	177	177	—	177

Total comprehensive income	—	—	—	—	—	24,437	114	24,551

Stock-based compensation	87	—	1,224	—	—	1,224	—	1,224
Share issuance	6,325	6	79,737	—	—	79,743	—	79,743

Balance, June 30, 2010	31,369	$31	$373,192	$33,591	$54	$406,868	$9,358	$416,226

12. INCOME TAXES

The Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.

Income tax expense for the three and six months ended June 30, 2010 was $2.5 million and $6.9 million, respectively. Income tax expense for the same periods in 2009 was $0. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 22% and 0% for the first six months of 2010 and 2009, respectively. The effective tax rate for the six months ended June 30, 2010 reflects the release of a portion of valuation allowances provided against certain of the Company’s deferred tax assets, primarily federal and state net operating losses and tax credits due to anticipated income in fiscal year 2010. The effective tax rate for the six months ended June 30, 2009 was 0% due to losses for both book and tax purposes, and because the Company had determined it was more likely than not that any benefit from such losses would not be realized prior to their expiration. There was no change in the Company’s liabilities related to accounting for uncertainty in income taxes for the six months ended June 30, 2010 and June 30, 2009.

The full year 2010 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (among the various states), the realization of tax credits, adjustments that may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $5.6 million and $3.1 million during the six-month periods ended June 30, 2010 and 2009, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2010 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2010	$4,559
2011	7,030
2012	5,418
2013	4,396
2014	2,610
Thereafter	5,668

Total	$29,681

Commodities

As of June 30, 2010, we had contracted for future corn deliveries valued at $170.2 million, natural gas deliveries valued at approximately $4.6 million, ethanol product deliveries valued at approximately $11.8 million and distillers grains product deliveries valued at approximately $2.6 million.

14. RELATED PARTY TRANSACTIONS

Sales and Financing Contracts

Three subsidiaries have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital is a member of our Board of Directors. A total of $1.3 million and $1.6 million is included in debt at June 30, 2010 and December 31, 2009, respectively, under these financing arrangements. Principal payments totaled $0.1 million and $0.2 million for the three and six-month periods ended June 30, 2010, respectively. Interest payments totaled less than $0.1 million for each of the three and six-month periods ended June 30, 2010. Principal payments totaled $0.1 million and $0.2 million for the three and six-month periods ended June 30, 2009, respectively. Interest payments totaled less than $0.1 million for each of the three and six-month periods ended June 30, 2009. The highest amount outstanding during the six-month period ended June 30, 2010 was $1.6 million and the weighted average interest rate for all financing agreements is 8.3%.

The Company has entered into fixed-price ethanol purchase and sale agreements with Center Oil Company. Gary R. Parker, President and Chief Executive Officer of Center Oil, is a member of our Board of Directors. The purchases and sales agreements are executed to hedge prices on a portion of our expected ethanol production. During the three and six months ended June 30, 2010, cash receipts from Center Oil totaled $22.9 million and $43.9 million, respectively. Payments to Center Oil totaled $2.7 million and $3.8 million for the same periods on these contracts. During the three and six months ended June 30, 2009, cash receipts totaled $25.8 million and $52.8 million and payments totaled $10.4 million and $10.7 million, respectively, on these contracts. The Company had $1.3 million included in accounts receivable and no outstanding payables at June 30, 2010 under these purchase and sale agreements. At December 31, 2009, the Company had $2.3 million included in accounts receivable and no outstanding payables in current liabilities under these purchase and sale agreements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Aircraft Lease

The Company entered into an agreement on November 10, 2009 with Hoovestol, Inc. for the lease of an aircraft. Wayne B. Hoovestol, President of Hoovestol Inc., is Chairman of our Board of Directors. The Company originally agreed to pay $3,333 a month for two years for use of an aircraft. The agreement was amended effective April 1, 2010 to increase the base usage amount and the monthly payment to $6,667. Also per the amended agreement, any flight time hours in excess of 100 hours per year will incur additional hourly-based charges. For the three and six months ended June 30, 2010, payments related to this agreement totaled $0.1 million and $0.1 million, respectively. At June 30, 2010 and at December 31, 2009 the Company did not have any outstanding payables related to this lease.

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

We are a leading, vertically-integrated producer of ethanol. We focus on generating stable operating margins through our diversified business segments and our risk management strategy. We believe that owning and operating assets throughout the ethanol value chain enables us to mitigate the effects of changes in commodity prices and differentiates us from companies focused only on ethanol production. Today, we have operations throughout the ethanol value chain, beginning upstream with our agronomy and grain handling operations, continuing through our approximately 500 mmgy, of ethanol production capacity and ending downstream with our ethanol marketing, distribution and blending facilities.

Management reviews our operations in the following three separate operating segments:

•

Ethanol Production. We operate a total of six ethanol plants in Indiana, Iowa, Nebraska and Tennessee, with approximately 500 mmgy of total ethanol production capacity. At capacity, our plants collectively will consume approximately 180 million bushels of corn and produce approximately 1.5 million tons of distillers grains annually.

•

Agribusiness. We operate three lines of business within our agribusiness segment: bulk grain, agronomy and petroleum. In our bulk grain business, with the April 2010 acquisition of agribusiness assets in western Tennessee, we have 13 grain elevators with approximately 30.3 million bushels of total grain storage capacity. During the quarter, we began construction on a 1.1 million bushel grain storage expansion in northwestern Iowa. When construction is completed in fall 2010, grain storage capacity will total 31.4 million bushels. We sell fertilizer and other agricultural inputs and provide application services to area producers, through our agronomy business. Additionally, we sell petroleum products including diesel, soydiesel, blended gasoline and propane, primarily to agricultural producers and consumers. We believe our bulk grain business provides synergies with our ethanol production segment as it supplies a portion of the feedstock for our ethanol plants.

•

Marketing and Distribution. Our fee-based marketing business is responsible for the sales, marketing and distribution of all ethanol and distillers grains produced at our six plants. We also market and distribute ethanol for four third-party ethanol producers with expected production totaling approximately 360 mmgy. Additionally, we hold a majority interest in Blendstar LLC, which operates nine blending or terminaling facilities with approximately 495 mmgy of total throughput capacity in seven states in the south central United States.

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

We continue our support of the BioProcessAlgae joint venture, which is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities. Construction of Phase II is scheduled to begin shortly, which will allow for verification of growth rates, energy balances and operating expenses, which are considered to be some of the key steps to commercialization. The Iowa Power Fund Board has given preliminary approval for an additional grant of $2.0 million to continue the research and development of the Grower Harvester technology. The remaining cost of the Phase II project will be shared by the joint venture partners. The expansion is expected to cost approximately $4.5 million and is scheduled to be operational by the end of 2010.

Recently, we began implementing corn oil extraction technology at our ethanol plants. We expect the implementation at our ethanol plants will cost us approximately $18.0 million in total with completion by the end of the first quarter of 2011. We believe the implementation of corn oil extraction at our plants will provide a new co-product from ethanol production with greater value-added economics.

Industry Factors Affecting our Results of Operations

Variability of Commodity Prices. Our operations and our industry are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains and natural gas. Because the market prices of these commodities are not always correlated, at times ethanol production may be unprofitable. As commodity price volatility poses a significant threat to our margin structure, we have developed a risk management strategy focused on locking in favorable operating margins when available. We continually monitor market prices of corn, natural gas and other input costs relative to the prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales contracts, or a combination of strategies within strict limits. Our primary focus is not to manage general price movements of individual commodities, for example to minimize the cost of corn consumed, but rather to lock in favorable profit margins whenever possible. By using a variety of risk management tools and hedging strategies, including our internally-developed real-time margin management system, we believe we are able to maintain a disciplined approach to risk.

Reduced Availability of Capital. Some ethanol producers have faced financial distress recently, culminating with bankruptcy filings by several companies. This, in combination with continued volatility in the capital markets has resulted in reduced availability of capital for the ethanol industry generally. In this market environment, we may experience limited access to incremental financing.

Legislation. Federal and state governments have enacted numerous policies, incentives and subsidies to encourage the usage of domestically-produced alternative fuel solutions. Passed in 2007 as part of the Energy Independence and Security Act, a federal Renewable Fuels Standard, or RFS, has been and we expect will continue to be a driving factor in the growth of ethanol usage. To further drive growth in the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers have requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. A final decision may not be publicly announced until September 2010. Another major benefit to the industry is the blender’s credit, which allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. Currently, the blender’s credit is set to expire in December 31, 2010. Growth Energy has submitted the Fueling Freedom Plan to the U.S. Congress that reduces the amount of the blender’s credit per year. The plan calls for eliminating government support for ethanol over time in exchange for a level playing field versus petroleum products. The plan would redirect a portion of the existing value of the blender’s credit to support the development of infrastructure for ethanol distribution. It is not clear to us at this time the direction the federal government will take with extending the credit before it expires at the end of this year. We believe that the expiration of the blender’s credit should not have a material effect on our business.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Reform Act, which, among other things, aims to improve transparency and accountability in derivative markets. While the Reform Act increases the regulatory authority of the Commodity Futures Trading Commission, or CFTC, regarding over-the-counter derivatives, there is uncertainty on several issues related to market clearing, definitions of market participants, reporting, and capital requirements. While many details remain to be addressed in CFTC rulemaking proceedings, at this time we do not anticipate any material impact to our risk management strategy.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends Subtopic 820-10. ASU 2010-06 enhances disclosure requirements related to fair value measurements. Certain provisions of ASU 2010-06 are effective for annual and interim periods beginning after December 15, 2009 and others for fiscal years beginning after December 15, 2010. The Company has adopted certain provisions of ASU 2010-06 and has incorporated new disclosures regarding fair value measurements in Note 3 – Fair Value Disclosures. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Cost of Goods Sold. Cost of goods sold includes costs for direct labor, materials and certain plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of our ethanol plants. Plant overhead costs primarily consist of plant utilities, plant depreciation and outbound freight charges. Our cost of goods sold is mainly affected by the cost of ethanol, corn, natural gas and transportation. In our ethanol production segment, corn is our most significant raw material cost. We purchase natural gas to power steam generation in our ethanol production process and to dry our distillers grains. Within our ethanol production segment, natural gas represents our second largest cost. Cost of goods sold also includes net gains or losses from derivatives relating to corn and natural gas.

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

The table below reflects selected operating segment financial information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Ethanol production	$240,550	$152,053	$490,603	$289,557
Agribusiness	62,565	58,758	104,846	104,968
Marketing and distribution	397,226	231,208	785,322	409,562
Intersegment eliminations	(246,982)	(157,364)	(500,938)	(298,350)

	$453,359	$284,655	$879,833	$505,737

Gross profit:
Ethanol production	$18,443	$4,664	$50,202	$1,903
Agribusiness	5,675	7,343	8,444	10,089
Marketing and distribution	5,223	2,839	9,404	4,682
Intersegment eliminations	1,331	37	96	88

	$30,672	$14,883	$68,146	$16,762

Operating income (loss):
Ethanol production	$15,763	$2,589	$44,951	$(1,727)
Agribusiness	984	4,190	454	4,156
Marketing and distribution	2,390	552	3,731	33
Intersegment eliminations	1,331	37	96	88
Corporate activities	(3,393)	(3,191)	(7,652)	(5,553)

	$17,075	$4,177	$41,580	$(3,003)

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Consolidated Results

Revenues and income increased in the second quarter of 2010 compared to the same quarter in 2009 as a result of the acquisitions of our Central City and Ord ethanol plants and providing third-party marketing and distribution services for additional ethanol plants. Operating margins were improved in the second quarter of 2010 compared to the same period in the prior year.

These factors contributed to the overall increase in our revenues of $168.7 million, an increase in our gross profit of $15.8 million and an increase in operating income of $12.9 million. As a result of the expanded production related to our Central City and Ord ethanol plants, and the acquisition of agribusiness assets in western Tennessee, interest expense increased $1.8 million. In addition, selling, general and administrative expenses increased a total of $2.9 million, $1.3 million of which is attributed to the acquisition of agribusiness assets in western Tennessee and the rest attributed to our expanded production overall. Income tax expense of $2.5 million for the quarter ended June 30, 2010 was impacted by a benefit for a reduction of a valuation allowance for deferred income tax assets established in prior years due to the uncertainty of realization. For the quarter ended June 30, 2009, we had losses before income taxes and the resulting potential tax benefits were fully reserved with a valuation allowance, resulting in no income tax provision.

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

Ethanol Production Segment

The chart below presents key operating data within our ethanol production segment for the periods indicated:

	Three Months Ended June 30,
	2010	2009
Ethanol sold
(thousands of gallons)	130,103	77,093
Distillers grains sold
(thousands of equivalent dried tons)	373	228
Corn consumed
(thousands of bushels)	46,424	26,247

Revenues for the ethanol production segment increased $88.5 million for the three months ended June 30, 2010, compared to the three-month period ended June 30, 2009. We sold 130.1 million gallons of ethanol within the ethanol production segment during the second quarter of 2010, an increase of 53.0 million gallons over the same period of 2009. Revenues for the three months ended June 30, 2010 included production from our Bluffton, Obion, Shenandoah, and Superior ethanol plants plus revenues from our Central City and Ord plants, which were acquired in July 2009 and account for approximately 78% of the increase in revenues. Average total revenue per gallon of ethanol sold decreased from $1.97 to $1.85 for the three months ended June 30, 2010 when compared to the three-month period ended June 30, 2009 due to lower market prices for ethanol and distillers grains.

Cost of goods sold in the ethanol production segment increased $74.7 million for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009. The increase was primarily due to an increase in the consumption of corn by 20.2 million bushels and increased natural gas usage during the second quarter of 2010 when compared to the same period in 2009, partially due to increased sales volumes resulting from additional production at our Central City and Ord plants which were acquired in July 2009 and account for approximately 84% of the increase in cost of goods sold. Our largest components of cost of goods sold are corn and natural gas. Costs of goods sold benefitted from an 11.0% decrease in our average corn costs and a 15% decrease in our average natural gas costs compared with the second quarter of 2009. In addition, depreciation and amortization expense was $7.9 million during the second quarter of 2010 compared to $5.5 million during the same period of 2009. Gross profit for the ethanol production segment increased $13.8 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Average total cost of goods sold decreased from $1.91 to $1.71 per gallon of ethanol sold for the three months ended June 30, 2010 when compared to the three-month period ended June 30, 2009, primarily due to lower market prices for corn and natural gas.

Operating income increased $13.2 million for the quarter-ended June 30, 2010, compared to the quarter ended June 30, 2009 due to the factors discussed above.

Margins compressed during the quarter, yet the impact was minimal due to the amount of production we had locked away prior to the start of the quarter. While ethanol industry margins are currently weaker than the first half of the year, we believe expanded mandates for renewable fuels in 2011 combined with the profitability of ethanol blending should allow for a recovery in margins for the remainder of the year.

Agribusiness Segment

Our agribusiness segment had an increase of $3.8 million in revenues, a decrease of $1.7 million in gross profit, and a decrease in operating income of $3.2 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Revenues in the segment increased as a result of the acquisition of the Tennessee agribusiness assets. However, gross profit and operating income were lower due to lower fertilizer margins in Iowa and higher operating expenses related to the acquisition of the Tennessee agribusiness assets, partially offset by higher fertilizer volumes. The Company sold 10.6 million bushels of grain and 32,400 tons of fertilizer during the second quarter of 2010. This compares to 6.5 million bushels of grain and 24,000 tons of fertilizer during the second quarter of 2009.

Marketing and Distribution Segment

Marketing and distribution revenues increased $166.0 million for the three month period ended June 30, 2010, as compared to the three month period ended June 30, 2009. The increase in revenues was primarily due to an increase in ethanol marketed. The Company sold 227.9 million gallons of ethanol within the marketing and distribution segment during the quarter ended June 30, 2010, compared to 120.2 million gallons sold during the same period of 2009. The increase in ethanol-related revenue is due to the expanded production of our own plants, including that at our Central City and Ord plants, as well as the expanded third-party marketing. During the first quarter of 2009, we began providing marketing services for three third-party ethanol plants. The second quarter of 2010 includes revenues for marketing services for those three third-party ethanol plants plus a fourth third-party ethanol plant we began marketing for in the fourth quarter of 2009.

Gross profit for the marketing and distribution segment increased $2.4 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase in gross profit was due to increased production at our ethanol plants and increased third party marketing.

Operating income for the marketing and distribution segment increased $1.8 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase in operating income was due to greater volume of ethanol and distillers grains marketed as compared to the prior year.

Intersegment Eliminations

Intersegment eliminations of revenues increased $89.6 million during the second quarter of 2010 compared to the second quarter of 2009 due to a $79.1 million increase in ethanol sold from our ethanol production segment to our marketing and distribution segment, a $3.3 million increase in distillers grains sold from our ethanol production segment to our marketing and distribution segment, and a $7.2 million increase in corn sold from our agribusiness segment to our ethanol production segment. These increases are a result of the expanded scope of our operations.

Corporate Activities

Operating income was impacted by an increase in expenses for corporate activities of $0.2 million for the three months ended June 30, 2010 as compared to the same period in the previous year. This increase in expenses was primarily due to an increase of $0.5 million in compensation, which was largely attributable to stock-based compensation and $0.3 million of a number of other miscellaneous items, partially offset by a decrease in professional fees of $0.6 million.

Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate. Income tax expense for the second quarter of 2010 and 2009 was $2.5 million and $0, respectively. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 22% and 0% for the second quarter of 2010 and 2009, respectively. The effective tax rate for the second quarter of 2010 reflects the release of a portion of valuation allowances provided against certain of the Company’s deferred tax assets, primarily federal and state net operating losses and tax credits due to anticipated income in fiscal year 2010. The effective tax rate for the three months ended June 30, 2009 was 0% due to losses for both book and tax purposes, and because the Company had determined it was more likely than not that any benefit from such losses would not be realized prior to their expiration. There was no change in the Company’s liabilities related to accounting for uncertainty in income taxes for the three months ended June 30, 2010 and June 30, 2009.

The full year 2010 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (among the various states), the realization of tax credits, adjustments that may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Consolidated Results

Revenues and income increased in the six months ended June 30, 2010 compared to the same period in 2009 as a result of the acquisitions of our Central City and Ord ethanol plants and providing third-party marketing and distribution services for additional ethanol plants. Operating margins were improved in the six months ended June 30, 2010 compared to the same period in the prior year. Results for the six months ended June 30, 2009 were negatively impacted by a one-time charge of approximately $4.6 million related to the termination of certain legacy agreements with outside marketers previously engaged to sell the Company’s ethanol production and operational issues at two of the Company’s ethanol plants affecting operating income by approximately $4.0 million.

These factors contributed to the overall increase in our revenues of $374.1 million, an increase in our gross profit of $51.4 million and an increase in operating income of $44.6 million. As a result of the expanded production related to our Central City and Ord ethanol plants and the acquisition of agribusiness assets in western Tennessee, selling, general and administrative expenses increased $6.8 million and interest expense increased $4.0 million. Income tax expense of $6.9 million for the six months ended June 30, 2010 was impacted by a benefit for a reduction of a valuation allowance for deferred income tax assets established in prior years due to the uncertainty of realization. For the six months ended June 30, 2009, we had losses before income taxes and the resulting potential tax benefits were fully reserved with a valuation allowance, resulting in no income tax provision.

Management views our results on a segment level. See segment discussions below for more detail on period to period increases in revenues, gross profit and operating income.

Ethanol Production Segment

The chart below presents key operating data within our ethanol production segment for the periods indicated:

	Six Months Ended June 30,
	2010	2009
Ethanol sold
(thousands of gallons)	253,858	150,264
Distillers grains sold
(thousands of equivalent dried tons)	729	439
Corn consumed
(thousands of bushels)	91,059	52,494

Revenues for the ethanol production segment increased $201.0 million for the six months ended June 30, 2010, compared to the six-month period ended June 30, 2009. We sold 253.9 million gallons of ethanol within the ethanol production segment during the second quarter of 2010, an increase of 103.6 million gallons over the same period of 2009. Revenues for the six months ended June 30, 2010 included production from our Bluffton, Obion, Shenandoah, and Superior ethanol plants plus revenues from our Central City and Ord plants, which were acquired in July 2009. Average total revenue per gallon of ethanol sold decreased from $1.98 to $1.93 for the six months ended June 30, 2010 when compared to the six-month period ended June 30, 2009 due to lower market prices for ethanol and distillers grains.

Cost of goods sold in the ethanol production segment increased $152.7 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase was primarily due to an increase in the consumption of corn by 38.6 million bushels during the six-month period ended June 30, 2010 when compared to the same period in 2009, partially due to increased sales volumes resulting from additional production at our Central City and Ord plants which were acquired in July 2009. Our largest components of cost of goods sold are corn and natural gas, which benefitted from a 7.5% decrease in our average corn costs and a 17% decrease in our average natural gas costs compared with the six months ended June 30, 2009. Included in the ethanol production segment’s cost of goods sold during the six months ended June 30, 2009 is a one-time charge of $4.6 million related to the cancellation of third-party marketing arrangements, as detailed further below in the marketing and distribution segment discussion. In addition, depreciation and amortization expense was $15.6 million for the six-month period ended June 30, 2010 compared to $11.1 million for the same period in 2009. As a result of all the factors discussed above, gross profit for the ethanol production segment increased $48.3 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Average total cost of goods sold decreased from $1.97 to $1.73 per gallon of ethanol sold for the six months ended June 30, 2010 when compared to the six-month period ended June 30, 2009, primarily due to lower market prices for corn and natural gas.

Operating income increased $46.7 million for the six month period ended June 30, 2010, compared to the six month period ended June 30, 2009 due to the factors discussed above. During the first quarter of 2009, our Bluffton ethanol plant experienced an accelerated and extended plant shutdown and our Superior plant faced operational issues. These two operational issues reduced net income by $4.0 million for the six months ended June 30, 2009.

Agribusiness Segment

Our agribusiness segment had a decrease of $0.1 million in revenues, a decrease of $1.6 million in gross profit, and a decrease in operating income of $3.7 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Revenues were comparable between periods in the segment as a result of the acquisition of the Tennessee agribusiness assets, offset by lower fertilizer prices. However, gross profit and operating income were lower due to lower fertilizer margins in Iowa and higher operating expenses related to the acquisition of the Tennessee agribusiness assets, partially offset by higher fertilizer volumes. The Company sold 18.4 million bushels of grain and 32,500 tons of fertilizer during the first half of 2010. This compares to 12.7 million bushels of grain and 25,700 tons of fertilizer during the first half of 2009.

Marketing and Distribution Segment

Marketing and distribution revenues increased $375.8 million for the six month period ended June 30, 2010, as compared to the six month period ended June 30, 2009. The increase in revenues was primarily due to an increase in ethanol marketed. The Company sold 428.9 million gallons of ethanol within the marketing and distribution segment during the six-month period ended June 30, 2010, compared to 149.7 million gallons sold during the same period of 2009. The increase in ethanol-related revenue is due to the expanded production of our own plants, including that at our Central City and Ord plants, as well as the expanded third-party marketing. During the first quarter of 2009, we began providing marketing services for three third-party ethanol plants. The period ended June 30, 2010 includes revenues for marketing services for those three third-party ethanol plants plus a fourth third-party ethanol plant we began marketing for in the fourth quarter of 2009.

Gross profit for the marketing and distribution segment increased $4.7 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase in gross profit was due to increased production at our ethanol plants and increased third party marketing.

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

Operating income for the marketing and distribution segment increased $3.7 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase in operating income was due to greater volume of marketing and distribution as compared to the prior year.

Intersegment Eliminations

Intersegment eliminations of revenues increased $202.6 million during the six months ended June 30, 2010 compared to the same period in 2009 due to a $192.5 million increase in ethanol sold from our ethanol production segment to our marketing and distribution segment, a $7.5 million increase in distillers grains sold from our ethanol production segment to our marketing and distribution segment, and a $2.7 million increase in corn sold from our agribusiness segment to our ethanol production segment. These increases are a result of the expanded scope of our operations.

Corporate Activities

Operating income was impacted by an increase in expenses for corporate activities of $2.1 million for the six months ended June 30, 2010 as compared to the same period in the previous year, primarily due to an increase of $2.1 million in compensation, which was largely attributable to stock-based compensation.

Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate. Income tax expense for the six months ended June 30, 2010 and 2009 was $6.9 million and $0, respectively. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 22% and 0% for the six months ended June 30, 2010 and 2009, respectively. The effective tax rate for the six months ended June 30, 2010 reflects the release of a portion of valuation allowances provided against certain of the Company’s deferred tax assets, primarily federal and state net operating losses and tax credits due to anticipated income in fiscal year 2010. The effective tax rate for the six months ended June 30, 2009 was 0% due to losses for both book and tax purposes, and because the Company had determined it was more likely than not that any benefit from such losses would not be realized prior to their expiration. There was no change in the Company’s liabilities related to accounting for uncertainty in income taxes for the six months ended June 30, 2010 and 2009.

The full year 2010 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (among the various states), the realization of tax credits, adjustments that may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

Liquidity and Capital Resources

On June 30, 2010, we had $173.0 million in cash and equivalents, comprised of $85.4 million held at our corporate entity and the remainder at our subsidiaries, and up to an additional $43.1 million available under our loan agreements, subject to borrowing base restrictions and other specified lending conditions. Funds held at our subsidiaries are generally required for their ongoing operational needs. Further, distributions from our subsidiaries are restricted per the loan agreements. Additionally, at June 30, 2010, there were approximately $357.0 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

In March 2010, the Company sold approximately 6.3 million newly-issued shares of its common stock at a price of $13.50 per share. The net proceeds of this equity offering totaled approximately $79.7 million. The Company intends to use the net proceeds of this offering for general corporate purposes and to acquire or invest in additional facilities, assets or technologies consistent with our growth strategy.

Net cash provided by operating activities was $32.5 million for the six months ended June 30, 2010. This was primarily a result of positive operating margins excluding depreciation during the period. Net cash used by investing activities was $27.4 million for the six months ended June 30, 2010, mainly due to the acquisition of agribusiness facilities in Tennessee and purchases of property and equipment. Net cash provided by financing activities was $78.0 million for the six months ended June 30, 2010. Included in cash provided by financing activities is $79.7 million from the March 2010 public offering of our common stock. Green Plains Trade and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid resulting in significant cash movements that are reflected on a gross basis within financing activities. In addition, we made scheduled principal payments and $6.3 million in free cash flow payments for a total of $29.6 million in debt reduction on our term debt facilities.

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

At June 30, 2010, we are in compliance with our debt covenants. Based upon our current forecasts, we believe we will maintain compliance at each of our subsidiaries for the upcoming twelve months, or if necessary, have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity for a subsidiary’s compliance. If we determine that we will be unable to resolve a subsidiary’s noncompliance, we will present such debt as current in our consolidated balance sheet. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results significantly differ from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

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

Long-Term Debt

For additional information related to our long-term debt, see Note 7 – Long-Term Debt included herein as part of the Notes to Consolidated Financial Statements.

Ethanol Production Segment

Each of our ethanol production segment subsidiaries have credit facilities with lender groups that provided for term and revolving term loans to finance construction and operation of the production facilities.

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term loan. At June 30, 2010, $59.5 million related to the term loan was outstanding, along with the entire revolving term loan. The term loan requires monthly principal payments of approximately $0.6 million. The loans mature on December 31, 2013.

The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term loan as well as a statused revolving credit supplement (revolver) of up to $11.0 million. At June 30, 2010, $52.2 million related to the term loan was outstanding, $30.5 million on the revolving term loan, along with $6.5 million on the revolver. The term loan requires monthly principal payments of $0.6 million beginning in June 2011. The term loan and the revolving term loan mature on July 1, 2016 and the revolver matures on July 1, 2011 with an option to renew.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan and a revolving term loan of $37.4 million. At June 30, 2010, $47.1 million related to the term loan and $36.2 million on the revolving term loan was outstanding. The term loan requires quarterly principal payments of $2.4 million. The term loan matures on May 20, 2015 and the revolving term loan matures on May 1, 2019.

The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term loan as well as a statused revolving credit supplement (revolver) of up to $5.0 million. At June 30, 2010, $23.8 million related to the term loan was outstanding, $13.0 million on the revolving term loan, along with $2.5 million on the revolver. The term loan requires monthly principal payments of $0.3 million beginning in June 2011. The term loan and the revolving term loan mature on July 1, 2016 and the revolver matures on July 1, 2011 with an option to renew.

The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan and a $17.0 million revolving term loan. At June 30, 2010, $15.8 million related to the term loan was outstanding along with the entire $17.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.2 million. The term loan matures on May 20, 2014 and the revolving term loan matures on November 1, 2017.

The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term loan. At June 30, 2010, $29.0 million related to the term loan was outstanding, along with the entire $10.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.375 million. The term loan matures on July 20, 2015 and the revolving term loan matures on July 1, 2017.

Each term loan has a provision that requires the Company to make annual special payments equal to a percentage ranging from 50% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations. During the second quarter of 2010, $6.3 million was paid under these requirements.

With certain exceptions, the revolving term loans are generally available for advances throughout the life of the commitment. Interest-only payments are due each month on all revolving term facilities until the final maturity date, with the exception of Green Plains Obion’s agreement, which requires additional semi-annual payments of $4.675 million beginning November 1, 2015.

The term loans and revolving term loans bear interest at LIBOR plus 1.5% to 4.35% or lender-established prime rates. Some have established a floor on the underlying LIBOR index. In some cases, the lender may allow us to elect to pay interest at a fixed interest rate to be determined. As security for the loans, the lenders received a first-position lien on all personal property and real estate owned by the respective entity borrowing the funds, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant. Additionally, debt facilities within Green Plains Central City and Green Plains Ord are cross-collateralized. These borrowing entities are also required to maintain certain financial and non-financial covenants during the terms of the loans.

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

Agribusiness Segment

The Green Plains Grain loan was modified in April and June 2010 to be comprised of a $20.0 million amortizing term loan, a $45.0 million revolving term loan and a $20.0 million seasonal revolver. The term loan expires on August 1, 2013, the revolving term loan expires on August 1, 2011 and the seasonal revolver expires on April 1, 2011. Payments of $0.5 million under the term loan are due on the first business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term. The loans bear interest at three-month LIBOR plus 4.25% on the term loan, LIBOR plus 3.5% on the revolving term loan, and one-month LIBOR plus 3.75% on the seasonal revolver, all subject to an interest rate floor of 4.5%. Loan proceeds are used primarily for working capital purposes. At June 30, 2010, $20.0 million on the term loan and $16.6 million on the revolving term loan were outstanding. The seasonal revolver can be drawn upon beginning October 1, 2010. As security for the loans, the lender received a first-position lien on real estate, equipment, inventory and accounts receivable owned by Green Plains Grain. In addition, Green Plain Grain had outstanding equipment financing term loans totaling $1.0 million at June 30, 2010.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility of up to $30.0 million, subject to a borrowing base of 85% of eligible receivables and a current availability block of $5.0 million. At June 30, 2010, $21.9 million on the revolving credit facility was outstanding. The revolving credit facility expires on July 30, 2012 and bears interest at either the lender’s commercial floating rate plus 2.5% or LIBOR plus 3.5%.

Contractual Obligations

Our contractual obligations as of June 30, 2010 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$454,629	$58,437	112,318	126,541	157,333
Interest and fees on debt obligations (2)	86,956	22,348	34,858	20,285	9,465
Operating lease obligations (3)	29,681	8,141	11,254	5,664	4,622
Purchase obligations
Forward grain purchase contracts (4)	170,204	162,692	6,512	1,000	—
Other commodity purchase contracts (5)	18,998	18,998	—	—	—
Other	3,587	3,546	37	4	—

Total contractual obligations	$764,055	$274,162	$164,979	$153,494	$171,420

(1)	Includes current portion of long-term debt.
(2)	Interest amounts are calculated over the terms of the loans using current interest rates, assuming scheduled principle and interest amounts are paid pursuant to the debt agreements. Includes administrative and/or commitment fees on debt obligations.
(3)	Operating lease costs are primarily for railcars and office space.
(4)	Purchase contracts represent index-priced and fixed-price contracts. Index purchase contracts are valued at current quarter-end prices.
(5)	Includes fixed-price ethanol, dried distillers grains and natural gas purchase contracts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have $454.6 million outstanding in debt as of June 30, 2010, $345.5 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $1.6 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. In addition, we engage in cash flow hedges to lock in the price for a portion of our forecasted ethanol sales and corn purchases. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results or accumulated other comprehensive income if designated under a cash flow relationship, while corresponding gains and losses on physical contracts are generally designated as normal purchases or normal sales contracts and are not recognized until quantities are delivered or utilized in production. Revenues during the three and six months ended June 30, 2010 include net gains (losses) from derivative financial instruments that are hedging our physical ethanol and distillers grain contracts of $(0.2) million and $0.5 million, respectively. Cost of goods sold during the three and six months ended June 30, 2010 included net gains from derivative financial instruments for corn and natural gas of $2.5 million and $9.7 million, respectively. To the extent the net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sales has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in pre-tax income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from June 30, 2010. This analysis excludes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months	Unit of Measure	Income Effect of Approximate 10% Change in Price
Ethanol	500,000	Gallons	$78,707
Corn	181,818	Bushels	$68,920
Distillers grains	1,443	Tons (1)	$12,567
Natural gas	13,628	MMBTU (2)	$6,845

(1) Distillers grains quantities are stated on an equivalent dried ton basis.
(2) Millions of British Thermal Units

At June 30, 2010, approximately 15% of our forecasted ethanol production during the next 12 months has been sold under fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of ethanol shown above would be reduced by approximately $12.2 million.

At June 30, 2010, approximately 18% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of corn shown above would be reduced by approximately $12.5 million.

At June 30, 2010, approximately 18% of our forecasted distillers grain production for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of distillers grains shown above would be reduced by approximately $2.3 million.

At June 30, 2010, approximately 9% of our forecasted natural gas requirements for the next 12 months have been purchased under fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of natural gas shown above would be reduced by approximately $0.6 million

Agribusiness Segment

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, foreign and domestic government farm programs and policies, changes in global demand created by population changes and changes in standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations in purchase and sale commitments for grain and grain held in inventory, we enter into exchange-traded futures and options contracts that function as economic hedges. The market value of exchange-traded futures and options used for economic hedging has a high, but not perfect correlation, to the underlying market value of grain inventories and related purchase and sale contracts. The less correlated portion of inventory and purchase and sale contract market value, known as basis, is much less volatile than the overall market value of exchange-traded futures and tends to follow historical patterns. We manage this less volatile risk by constantly monitoring our position relative to the price changes in the market. In addition, inventory values are affected by the month-to-month spread relationships in the regulated futures markets, as we carry inventories over time. These spread relationships are also less volatile than the overall market value and tend to follow historical patterns, but also represent a risk that cannot be directly offset. Our accounting policy for our futures and options, as well as the underlying inventory positions and purchase and sale contracts, is to mark them to the market and include gains and losses in the consolidated statement of operations in sales and merchandising revenues.

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% change in such prices. The result of this analysis, as of June 30, 2010, which may differ from actual results, is as follows (in thousands):

Fair Value	$76
Market Risk	$8

Item 4.	Controls and Procedures.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to Second Amended and Restated Credit Agreement dated as of June 18, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha

10.2	First Amendment to Second Amended and Restated Term Loan Note dated as of June 18, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha

10.3	Second Amendment to Revolving Credit and Security Agreement dated as of April 19, 2010 by and among Green Plains Trade Group LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 3, 2010)

10.4	Asset Purchase Agreement dated as of April 19, 2010 by and among Green Plains Grain Company TN LLC, as the Buyer, and Union City Grain Company LLC, Dyer Gin Company, Inc. and Thomas W. Wade, Jr. Living Trust dated July 25, 2002, collectively as the Seller, and Wade Gin Company, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.5	Asset Purchase Agreement dated as of April 19, 2010 by and among Green Plains Grain Company TN LLC, as the Buyer, and Farmers Grain of Trenton LLC, Farmers Grain Crop Insurance, LLC and Wilson Street Properties L.L.C., collectively as the Seller (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.6	Second Amended and Restated Credit Agreement dated as of April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.7	Second Amended and Restated Revolving Credit Note dated as of April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.8	Second Amended and Restated Term Loan Note dated as of April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.9	Security Agreement dated as of April 19, 2010 between Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.10	Post-Closing Agreement dated as of April 19, 2010 between Green Plains Renewable Energy, Inc., Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed April 22, 2010)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 3, 2010	GREEN PLAINS RENEWABLE ENERGY, INC.
(Registrant)

	By:	/S/ TODD A. BECKER
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2010	By:	/S/ JERRY L. PETERS
Jerry L. Peters
Chief Financial Officer
(Principal Financial Officer)