Form 10-Q
period 2010-09-30
Green Plains Renewable Energy, Inc.
filed 2010-10-26
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares of common stock, par value $0.001 per share, outstanding as of October 25, 2010 was 35,780,963 shares.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$165,186	$89,779
Restricted cash	11,814	12,554
Accounts receivable, net of allowances of $83 and $119, and including amounts from related parties of $701 and $2,311, respectively	62,664	44,637
Inventories	127,686	81,558
Prepaid expenses and other	4,954	7,574
Deferred income taxes	2,892	—
Deposits	38,221	14,752
Derivative financial instruments	21,750	1,592

Total current assets	435,167	252,446
Property and equipment, net of accumulated depreciation of $65,139 and $38,730, respectively	600,744	596,235
Investment in unconsolidated subsidiaries	2,284	2,272
Goodwill	14,543	14,543
Financing costs and other, net	13,162	12,585

Total assets	$1,065,900	$878,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, including amounts to related parties of $0 and $652, respectively	$103,930	$70,246
Accrued liabilities	13,273	24,052
Unearned revenue	11,341	9,535
Derivative financial instruments	25,596	2,109
Current maturities of long-term debt	102,045	68,390

Total current liabilities	256,185	174,332
Long-term debt	367,915	388,573
Deferred income taxes	13,020	169
Other liabilities	4,054	4,299

Total liabilities	641,174	567,373

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 31,369,185 and 24,957,378 shares issued and outstanding, respectively	31	25
Additional paid-in capital	373,753	292,231
Retained earnings	40,958	9,331
Accumulated other comprehensive income (loss)	577	(123)

Total Green Plains stockholders’ equity	415,319	301,464
Noncontrolling interests	9,407	9,244

Total stockholders’ equity	424,726	310,708

Total liabilities and stockholders’ equity	$1,065,900	$878,081

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$496,299	$361,723	$1,376,132	$867,460
Cost of goods sold	464,294	340,321	1,275,981	829,296

Gross profit	32,005	21,402	100,151	38,164
Selling, general and administrative expenses	15,016	10,648	41,582	30,413

Operating income	16,989	10,754	58,569	7,751

Other income (expense)
Interest income	97	18	223	145
Interest expense	(6,158)	(5,657)	(16,473)	(12,001)
Other, net	(430)	245	(540)	752

Total other expense	(6,491)	(5,394)	(16,790)	(11,104)

Income (loss) before income taxes	10,498	5,360	41,779	(3,353)
Income tax expense (benefit)	3,083	(189)	9,989	(189)

Net income (loss)	7,415	5,549	31,790	(3,164)
Net income attributable to noncontrolling interests	(49)	(95)	(163)	(96)

Net income (loss) attributable to Green Plains	$7,366	$5,454	$31,627	$(3,260)

Earnings (loss) per share:
Income (loss) attributable to Green Plains stockholders - basic	$0.23	$0.22	$1.06	$(0.13)

Income (loss) attributable to Green Plains stockholders - diluted	$0.23	$0.22	$1.05	$(0.13)

Weighted average shares outstanding:
Basic	31,369	24,955	29,769	24,921

Diluted	31,584	24,995	30,080	24,921

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$31,790	$(3,164)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,366	21,262
Deferred income taxes	9,959	—
Stock-based compensation expense	2,300	777
Undistributed equity in loss of affiliates	321	148
Allowance for doubtful accounts	5	401
Changes in operating assets and liabilities before effects of business combinations:
Accounts receivable	(16,566)	347
Inventories	(38,649)	(2,618)
Deposits	(23,469)	1,388
Unrealized losses on derivative financial instruments	1,542	46
Prepaid expenses and other assets	2,699	8,063
Accounts payable and accrued liabilities	22,736	(20,488)
Unearned revenues	1,806	7,039
Other	(1,237)	(1,088)

Net cash provided by operating activities	20,603	12,113

Cash flows from investing activities:
Purchases of property and equipment	(11,862)	(7,818)
Acquisition of businesses, net of cash acquired	(22,388)	(3,720)
Investment in unconsolidated subsidiaries	(333)	—
Other	—	(256)

Net cash used in investing activities	(34,583)	(11,794)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	23,342	5,022
Payments of principal on long-term debt	(40,447)	(21,834)
Proceeds from revolving debt	1,417,432	277,980
Payments on revolving debt	(1,390,565)	(255,201)
Proceeds from issuance of common stock	79,732	—
Change in restricted cash	740	(2,210)
Payments of loan fees	(847)	(1,944)
Other	—	33

Net cash provided by financing activities	89,387	1,846

Net change in cash and equivalents	75,407	2,165
Cash and cash equivalents, beginning of period	89,779	62,294

Cash and cash equivalents, end of period	$165,186	$64,459

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page

	Nine Months Ended September 30,
	2010	2009
Supplemental disclosures of cash flow:
Cash paid for income taxes	$69	$139

Cash paid for interest	$19,629	$10,546

Noncash additions to property and equipment:
Property and equipment acquired in acquisitions	$—	$121,992
Capital lease obligations incurred for equipment	196	852

Total noncash additions to property and equipment	$196	$122,844

Supplemental noncash investing and financing activities:
Assets acquired in acquisitions	$—	$140,325
Less: liabilities assumed	—	(8,215)

Total noncash investing and financing activities	$—	$132,110

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Regulation S-X of the Securities Exchange Act of 1934, or Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements should be read in conjunction with the Company’s annual report filed on Form 10-K, as amended, for the year ended December 31, 2009.

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

Description of Business

The Company is a vertically-integrated producer, marketer and distributor of ethanol. The Company has operations throughout the ethanol value chain, beginning upstream with agronomy and grain handling operations, continuing through approximately 500 million gallons per year, or mmgy, of ethanol production capacity and ending downstream with ethanol marketing, distribution and blending facilities. Subsequent to September 30, 2010, the Company acquired Global Ethanol, LLC, which is discussed in further detail in Note 15 – Subsequent Event, increasing the Company’s ethanol production capacity to approximately 657 mmgy. The Company’s disclosures of financial results and operating information included elsewhere in the notes to the consolidated financial statements are as of and through September 30, 2010, and therefore do not include Global.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured.

For sales of ethanol and distillers grains by Green Plains Trade Group LLC, the Company’s fee-based marketing business, revenue is recognized when title to the product and risk of loss transfer to an external customer. Revenues related to the Company’s marketing operations for third parties are recorded on a gross basis in the consolidated financial statements, as Green Plains Trade takes title to the product and assumes risk of loss. Unearned revenue is reflected on the consolidated balance sheet for goods in transit for which the Company has received payment and title has not been transferred to the

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

customer. Revenues from Blendstar LLC, a majority-owned biofuel terminal operator that offers ethanol transload and splash blending services, are recognized as these services are rendered.

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

Cost of Goods Sold

Cost of goods sold includes costs for direct labor, materials and certain plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of the Company’s ethanol plants. Grain purchasing and receiving costs, other than labor costs for grain buyers and scale operators, are also included in cost of goods sold. Direct materials consist of the costs of corn feedstock, denaturant and process chemicals. Corn feedstock costs include unrealized gains and losses on related derivative financial instruments not designated as cash flow hedges, inbound freight charges, inspection costs and internal transfer costs. Corn feedstock costs also include realized gains and losses on related derivative financial instruments, ineffectiveness on cash flow hedges, and reclassifications of realized gains and losses on effective cash flow hedges from accumulated other comprehensive income (loss). Plant overhead costs primarily consist of plant utilities, plant depreciation and outbound freight charges. Shipping costs incurred directly by the Company, including railcar lease costs, are also reflected in cost of goods sold.

The Company uses exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on the agribusiness segment’s grain inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices. Commodity inventories, forward purchase contracts and forward sale contracts in the agribusiness segment are valued at market prices, where available, or other market quotes adjusted for differences, primarily transportation, between the exchange-traded market and the local markets on which the terms of the contracts are based. Changes in the market value of grain inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts in the agribusiness segment, are recognized in earnings as a component of cost of goods sold. These contracts are predominantly settled in cash. The Company is exposed to loss in the event of non-performance by the counter-party to forward purchase and forward sales contracts.

Derivative Financial Instruments

To minimize the risk and the effects of the volatility of commodity price changes primarily related to corn, natural gas and ethanol, the Company uses various derivative financial instruments, including exchange-traded futures, and exchange-traded and over-the-counter options contracts. The Company monitors and manages this exposure as part of its overall risk management policy. As such, the Company seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company may take hedging positions in these commodities as one way to mitigate risk. While the Company attempts to link its hedging activities to purchase and sales activities, there are situations where these hedging activities can themselves result in losses.

By using derivatives to hedge exposures to changes in commodity prices, the Company has exposures on these derivatives to credit and market risk. The Company is exposed to credit risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. The Company minimizes its credit risk by entering into transactions with high quality counterparties, limiting the amount of financial exposure it has with each counterparty and monitoring the financial condition of its counterparties. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices or interest rates. The Company manages market risk by incorporating monitoring parameters within its risk management strategy that limit the types of derivative instruments and derivative strategies the Company uses, and the degree of market risk that may be undertaken by the use of derivative instruments.

The Company evaluates its contracts that involve physical delivery to determine whether they may be deemed “normal purchases or normal sales” that are expected to be used or sold over a reasonable period in the normal course of business.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Any contracts that do not meet the normal purchase or normal sales criteria are recorded at fair value with the change in fair value recorded in operating income unless the contracts qualify for, and the Company elects, hedge accounting treatment.

In 2010, the Company began to engage in cash flow hedges to lock in prices for a portion of its forecasted ethanol sales and corn purchases. The Company evaluates various derivative financial instruments to ascertain their effectiveness as a cash flow hedge prior to entering the transactions. Any ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until gains and losses from the related hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, the Company would discontinue cash flow hedge treatment, which would affect earnings.

Reclassifications

Certain amounts previously reported within the consolidated financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends Subtopic 820-10. ASU 2010-06 enhances disclosure requirements related to fair value measurements. Certain provisions of ASU 2010-06 are effective for annual and interim periods beginning after December 15, 2009 and others for fiscal years beginning after December 15, 2010. The Company has adopted certain provisions of ASU 2010-06 and has incorporated new disclosures regarding fair value measurements in Note 3 – Fair Value Disclosures. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

2. ACQUISITION

On April 19, 2010, the Company acquired agribusiness operations in western Tennessee which include five grain elevators with federally licensed grain storage capacity of 11.7 million bushels. All of the grain elevators acquired are located within 50 miles of the Company’s Obion, Tennessee ethanol plant. With the addition of these agribusiness assets, the Company operates 13 grain elevators with approximately 30.3 million bushels of grain storage capacity. Also acquired were grain and fertilizer inventories and other agribusiness assets. The agribusiness assets were acquired from companies owned by the Thomas W. Wade, Jr. family and from Farmers Grain of Trenton LLC for consideration totaling approximately $25.7 million, consisting of cash and $3.3 million in notes to the sellers. The five grain elevators and other assets acquired are owned by Green Plains Grain Company TN LLC, a wholly-owned subsidiary of the Company, and are included in the Company’s agribusiness segment. The operating results of Green Plains Grain TN have been included in the Company’s consolidated financial statements since April 19, 2010.

Amounts of identifiable assets acquired and liabilities assumed (in thousands)
Inventory	$6,545
Other current assets	1,679
Property and equipment, net	19,968
Other noncurrent assets	21
Current liabilities	(2,537)

Total identifiable net assets	25,676

Purchase price	$25,676

The amounts above reflect final purchase price allocations. The Company finalized the purchase price allocations during the third quarter of 2010 with no adjustments that impacted the preliminary amounts. The fair value of real property acquired was determined with the assistance of an independent appraiser. Neither goodwill nor a gain from a bargain purchase was

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

recognized in conjunction with the acquisition, and no contingent assets or liabilities were assumed. The Company has not presented revenue and earnings of the acquired companies or pro forma information (revenue and earnings on a pro forma combined basis) for the three and nine months ended September 30, 2009 due to the size of the acquisition.

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

There have been no changes in valuation techniques and inputs used in measuring fair value and no transfers in and out of Level 1 or Level 2.

The following tables set forth the Company’s assets and liabilities by level that were accounted for the periods indicated (in thousands):

	Fair Value Measurements at September 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$165,186	$—	$165,186
Restricted cash	11,814	—	11,814
Margin deposits	30,853	—	30,853
Agricultural inventories carried at market	—	56,812	56,812
Unrealized gains on derivatives	4,064	18,162	22,226

Total assets measured at fair value	$211,917	$74,974	$286,891

Liabilities
Unrealized losses on derivatives	$24,086	1,776	$25,862

Total liabilities measured at fair value	$24,086	$1,776	$25,862

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

The Company believes the fair value of its debt approximates book value, which was $470.0 million and $457.0 million at September 30, 2010 and December 31, 2009, respectively. The Company also believes the fair value of its accounts receivable and accounts payable approximate book value which was $62.7 million and $103.9 million, respectively, at September 30, 2010 and $44.6 million and $70.2 million, respectively, at December 31, 2009.

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

Ethanol Production. The Company’s ethanol production segment has the capacity to produce approximately 500 mmgy of ethanol. The Company’s ethanol plants also produce co-products such as wet, modified wet or dried distillers grains. Processing at full capacity, the Company’s plants will consume approximately 180 million bushels of corn and produce approximately 1.5 million tons of distillers grains annually. The Company’s plants use a dry mill process to produce ethanol and co-products. The Company operates each of its six ethanol plants through separate wholly-owned operating subsidiaries.

Agribusiness. The Company operates its agribusiness segment primarily through its wholly-owned subsidiary, Green Plains Grain, which is a grain and farm supply business with three primary operating lines of business: bulk grain, agronomy and petroleum. During the second quarter, the Company acquired agribusiness assets in western Tennessee, see Note 2 – Acquisition for further information.

Marketing and Distribution. The Company has a fee-based marketing business, Green Plains Trade, which is responsible for the sales, marketing and distribution of all ethanol and distillers grains produced at its six production facilities. The Company also markets and distributes ethanol for four third-party ethanol producers. At capacity, the Company would market approximately 500 mmgy of ethanol from its six strategically-located plants along with approximately 360 mmgy from its four third-party producers. Additionally, the Company holds a majority interest in Blendstar LLC, which operates nine blending or terminaling facilities with approximately 495 mmgy of total throughput capacity in seven states in the south central United States.

During the normal course of business, the Company enters into transactions between segments. Examples of these intersegment transactions include, but are not limited to, the ethanol production segment selling ethanol to the marketing and distribution segment and the agribusiness segment selling grain to the ethanol production segment. These intersegment activities are recorded by each segment at prices approximating market and treated as if they are third-party transactions.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Consequently, these transactions impact segment performance. However, revenues and corresponding costs are eliminated in consolidation, and do not impact the Company’s consolidated results.

The following are certain financial data for the Company’s operating segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Ethanol production	$250,358	$205,808	$740,962	$495,365
Agribusiness	98,469	44,579	203,315	149,547
Marketing and distribution	419,863	317,915	1,205,184	727,477
Intersegment eliminations	(272,391)	(206,579)	(773,329)	(504,929)

	$496,299	$361,723	$1,376,132	$867,460

Gross profit:
Ethanol production	$19,793	$16,764	$69,995	$18,668
Agribusiness	6,113	1,876	14,557	11,965
Marketing and distribution	6,221	3,389	15,625	8,071
Intersegment eliminations	(122)	(627)	(26)	(540)

	$32,005	$21,402	$100,151	$38,164

Operating income (loss):
Ethanol production	$17,152	$14,143	$62,102	$12,416
Agribusiness	537	(1,094)	991	3,062
Marketing and distribution	3,264	1,204	6,996	1,237
Intersegment eliminations	(122)	(627)	(26)	(540)

Segment operating income	20,831	13,626	70,063	16,175
Corporate activities	(3,842)	(2,872)	(11,494)	(8,424)

	$16,989	$10,754	$58,569	$7,751

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Ethanol	$389,660	$286,845	$1,123,971	$654,810
Distillers grains	39,434	41,762	115,535	110,853
Grain	57,559	22,373	93,086	61,058
Agronomy products	6,669	5,732	31,834	30,701
Other	2,977	5,011	11,706	10,038

Total revenues	$496,299	$361,723	$1,376,132	$867,460

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5. INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale, which is valued at market value. The components of inventories are as follows (in thousands):

	September 30, 2010	December 31, 2009
Grain held for sale	$56,812	$25,123
Finished goods	32,764	23,574
Raw materials	17,408	16,323
Work-in-process	5,914	5,343
Petroleum & agronomy items held for sale	10,142	8,501
Supplies and parts	4,646	2,694

	$127,686	$81,558

6. DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2010, the Company’s consolidated balance sheet reflects a net unrealized gain of $0.6 million in accumulated other comprehensive income (loss). The Company expects all of the deferred gains at September 30, 2010 will be reclassified into income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change.

The financial statement locations of derivatives are as follows (in thousands):

	Asset Derivatives			Liability Derivatives
Derivative Instruments	Fair Value at			Fair Value at
Consolidated Balance Sheet	September 30, 2010		December 31, 2009	September 30, 2010		December 31, 2009
Derivative financial instruments (current assets and liabilities)	$21,750	(1)	$1,592	$25,596		$2,109
Financing costs and other, net	476		198	—		—
Other liabilities	—		—	266	(2)	19

Total	$22,226		$1,790	$25,862		$2,128

(1)	Balance at September 30, 2010, includes $0.9 million of derivative financial instruments designated as cash flow hedging instruments.
(2)	Balance at September 30, 2010, includes $0.3 million of derivative financial instruments designated as cash flow hedging instruments.

Gains (Losses) on Derivative Instruments Not Designated in a Hedging Relationship	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Statements of Operations	2010	2009	2010	2009
Revenues	$(114)	$754	$375	$(6,581)
Cost of goods sold	(13,817)	174	(4,161)	15,008

Net gains (losses) recognized in earnings	$(13,931)	$928	$(3,786)	$8,427

Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Statements of Operations	2010	2009	2010	2009
Revenues	$(377)	$—	$(377)	$—
Cost of goods sold	(39)	—	(39)	—

Net losses recognized in earnings	$(416)	$—	$(416)	$—

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Ineffectiveness related to the Company’s cash flow hedges resulted in an increase to earnings of $0.1 million for the three and nine months ended September 30, 2010. There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three and nine months ended September 30, 2010.

The table below summarizes the volumes of open commodity derivative positions as of September 30, 2010 (in thousands):

	September 30, 2010
Derivative Instruments	Exchange Traded		Non-Exchange Traded
	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity
Futures	(22,465	) (3)			Bushels	Corn, Soybeans and Wheat
Futures	(18,613	) (4)			Gallons	Ethanol
Options	2,610				Bushels	Corn and Soybeans
Options	(7,758)				Gallons	Ethanol
Options	321				MMBTU	Natural Gas
Forwards			26,405	(8,219)	Bushels	Corn, Soybeans, Wheat and Milo
Forwards			3,150	(3,150)	Gallons	Ethanol
Forwards			19	(9)	Tons	Distillers Grains

(1)	Exchange traded futures and options are presented on a net long and (short) position basis.
Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis.
(3)	Includes net long position of 5,415,000 bushels of corn on cash flow hedges.
(4)	Includes net short position of (15,653,000) gallons of ethanol on cash flow hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. For the three months ended September 30, 2010, gross revenue and cost of goods sold under such contracts were $8.8 million and $9.1 million, respectively. For the nine months ended September 30, 2010, gross revenue and cost of goods sold under such contracts were $22.9 million and $22.8 million, respectively. For the three months ended September 30, 2009, gross revenue and cost of goods sold under such contracts were $12.3 million and $12.8 million, respectively. For the nine months ended September 30, 2009, gross revenue and cost of goods sold under such contracts were $114.1 million and $109.5 million, respectively.

Refer to Note 3 - Fair Value Disclosures, which also contains fair value information related to derivative financial instruments.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

7. LONG-TERM DEBT

The principal balances of the components of long-term debt are as follows (in thousands):

	September 30, 2010	December 31, 2009
Green Plains Bluffton:
Term loan	$57,750	$63,000
Revolving term loan	20,000	20,000
Revenue bond	20,615	22,000
Green Plains Central City:
Term loan	52,200	55,000
Revolving term loan	30,500	30,500
Revolver	6,239	6,873
Equipment financing loan	245	288
Green Plains Obion:
Term loan	43,330	52,800
Revolving term loan	36,200	36,200
Revolver	—	2,600
Note payable	133	160
Equipment financing loan	626	729
Economic development grant	1,536	1,603
Green Plains Ord:
Term loan	23,800	25,000
Revolving term loan	13,000	13,000
Revolver	2,500	2,672
Green Plains Shenandoah:
Term loan	14,568	19,600
Revolving term loan	17,000	17,000
Revolver	—	1,581
Economic development loan	60	105
Green Plains Superior:
Term loan	27,625	31,750
Revolving term loan	10,000	10,000
Equipment financing loan	234	278
Green Plains Grain:
Term loan	19,500	7,425
Revolving term loan	42,454	17,931
Equipment financing loans	906	1,262
Notes payable	3,288	—
Green Plains Trade:
Revolving term loan	21,785	14,455
Other	3,866	3,151

Total debt	469,960	456,963
Less: current portion	(102,045)	(68,390)

Long-term debt	$367,915	$388,573

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Scheduled long-term debt repayments are as follows (in thousands):

Year Ending December 31,	Amount
2010	$30,945
2011	82,277
2012	51,909
2013	96,239
2014	30,733
Thereafter	177,857

Total	$469,960

Loan Terminology

Related to loan covenant discussions below, the following definitions generally apply to the Company’s loans (all calculated in accordance with GAAP consistently applied):

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

Ethanol Production Segment

Each of the Company’s ethanol production segment subsidiaries has credit facilities with lender groups that provide for term and revolving term loans to finance construction and operation of the production facilities. The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term facility (individually and collectively, the “Green Plains Bluffton Loan Agreement”). The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term facility as well as a statused revolving credit supplement (revolver) of up to $11.0 million (individually and collectively, the “Green Plains Central City Loan Agreement”). The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan and a revolving term loan of $37.4 million (individually and collectively, the “Green Plains Obion Loan Agreement”). The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term facility as well as a statused revolving credit supplement (revolver) of up to $5.0 million (individually and collectively, the “Green Plains Ord Loan Agreement”). The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan and a $17.0 million revolving term facility (individually and collectively, the “Green Plains Shenandoah Loan Agreement”). The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term facility (individually and collectively, the “Green Plains Superior Loan Agreement”).

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

•	As of September 30, 2010, free cash flow payments are discontinued when the aggregate of such future payments meets the following amounts:

• Green Plains Bluffton	$16.0 million
• Green Plains Obion	$15.7 million
• Green Plains Shenandoah	$4.6 million
• Green Plains Superior	$10.0 million

•	Free cash flow payments currently are not to exceed the following amounts in any given year:

• Green Plains Central City	$2.8 million
• Green Plains Obion	$8.0 million
• Green Plains Ord	$1.2 million
• Green Plains Shenandoah	$2.0 million

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

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Pricing and Fees

•

The term loans bear interest at LIBOR plus 3.00% to 4.35% or lender-established prime rates. Some have established a 2% floor on the underlying LIBOR index. The Central City and Ord term loans bear interest at a fixed rate of 5.5% until July 2011.

•	The revolving term loans bear interest at LIBOR plus 1.5% to 4.35% or lender-established prime rates. Some have established a 2% floor on the underlying LIBOR index.

•	The revolver loans bear interest at the greater of LIBOR or 2.0%, plus 4.0%.

•	Unused commitment fees, when charged, are 0.50%.

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

Representations, Warranties and Covenants

The loan agreements contain representations, warranties, conditions precedent, affirmative covenants (including financial covenants) and negative covenants including:

•	Maintenance of working capital, including unused portion of revolver, as follows:

• Green Plains Bluffton	$11.8 million (increasing monthly to $12.0 million by November 30, 2010).
• Green Plains Central City and Green Plains Ord	$10.0 million, combined, excluding current maturities of long-term debt.
• Green Plains Obion	$9.0 million
• Green Plains Shenandoah	$6.0 million
• Green Plains Superior	$(5.0) million (increasing periodically until reaching $3.0 million by December 1, 2012)

•	Maintenance of net worth as follows:

• Green Plains Bluffton	$82.5 million
• Green Plains Obion	$77.0 million
• Green Plains Shenandoah	$51.0 million
• Green Plains Superior	$19.5 million (increasing periodically until reaching $23.0 million by December 1, 2011)

•	Maintenance of tangible owner’s equity as follows:

• Green Plains Bluffton	at least 40% (increasing to 50% by December 31, 2010)

•	Maintenance of certain annual coverage ratios as follows:

Fixed charge coverage ratios:

• Green Plains Bluffton	1.25 to 1.0
• Green Plains Central City and Green Plains Ord	1.0 to 1.0 at December 31, 2010 (increasing to 1.15 to 1.0 on December 31, 2011)
• Green Plains Obion	1.25 to 1.0 at December 31, 2010

Debt service coverage ratios:

• Green Plains Shenandoah	1.50 to 1.0
• Green Plains Superior	1.25 to 1.0

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

•	Annual capital expenditures will be limited as follows:

• Green Plains Bluffton	$1.0 million
• Green Plains Central City	$1.0 million
• Green Plains Obion	$2.4 million
• Green Plains Ord	$1.0 million
• Green Plains Shenandoah	$0.5 million
• Green Plains Superior	$0.6 million

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

As of September 30, 2010, all of the Company’s ethanol production subsidiaries were in compliance with their debt covenants.

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

•	The revenue bond bears interest at 7.50% per annum.

•	At September 30, 2010, Green Plains Bluffton had $2.5 million of cash that was restricted as to use for payment towards the current maturity and interest of the revenue bond.

•	Revenue bond issuance costs have been recorded in financing costs in the consolidated balance sheets.

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

•	As security for the loans, the lender received a first-position lien on real estate, equipment, inventory and accounts receivable owned by Green Plains Grain.

•	Commitment fees are 0.375% on the unused portion.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The loan agreements contain certain financial covenants and restrictions, including the following:

•	Maintenance of working capital of at least $11.0 million between April 1 to September 30 and at least $13.0 million between October 1 to March 31.

•	Maintenance of tangible net worth of at least $27.0 million.

•	Maintenance of a fixed charge ratio of 1.25x or more and a senior leverage ratio that does not exceed 2.50x.

•	Capital expenditures for Green Plains Grain are restricted to $2.0 million per year. However, any unused portion from any fiscal year may be added to the limit for the next succeeding year.

As of September 30, 2010, Green Plains Grain was in compliance with all debt covenants or obtained waivers.

Equipment Financing Loans

Green Plains Grain has two separate equipment financing agreements with AXIS Capital Inc. initially totaling $1.75 million (individually and collectively, the “Equipment Financing Loans”). The Equipment Financing Loans provide financing for designated vehicles, implements and machinery. The Company agreed to guaranty the Equipment Financing Loans. Pursuant to the terms of the agreements, Green Plains Grain is required to make 48 monthly principal and interest payments of $43,341, which commenced in April 2008. See Note 14 – Related Party Transactions for further discussion.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility. Under the credit agreement, the lender will loan up to $30.0 million, subject to a borrowing base up to 85% of eligible receivables and a current availability block of $5.0 million. At September 30, 2010 Green Plains Trade had $11.5 million cash that was restricted as to use for payment towards the credit agreement. Such cash is presented in restricted cash on the consolidated balance sheet.

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

As of September 30, 2010, Green Plains Trade was in compliance with all debt covenants in the loan agreements.

Capitalized Interest

The Company had no capitalized interest for the three-month or nine-month periods ended September 30, 2010 and 2009.

Restricted Net Assets

At September 30, 2010, there were approximately $371.9 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

For stock options granted during the first nine months of 2010, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under GAAP, with the following weighted-average assumptions:

Nine Months Ended September 30, 2010
Expected life	6.0
Interest rate	2.32%
Volatility	63.13%
Dividend yield	—

The expected life of options granted represents the period of time in years that options granted are expected to be outstanding. The Company uses a simplified method to estimate the expected life of options due to lack of historical experience. The interest rate represents the annual interest rate a risk-free investment could potentially earn during the expected life of the option grant. Expected volatility is based on weighted-average historical volatility of the Company’s common stock and a peer group.

All of the Company’s existing share-based compensation awards have been determined to be equity awards. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

A summary of stock option activity for the nine months ended September 30, 2010 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,162,934	$15.27
Granted	61,000	14.25
Exercised	(8,667)	9.37
Forfeited	(16,085)	10.87

Outstanding at September 30, 2010	1,199,182	$15.31	5.2	$2,755,560

Exercisable at September 30, 2010	847,932	$17.92	4.3	$1,528,449

All fully-vested stock options as of September 30, 2010 are exercisable and are included in the above table. The total intrinsic value of share options exercised was $0.1 million for the nine months ended September 30, 2010. There were no share options exercised during the three months ended September 30, 2010. The Company’s option awards allow employees to exercise options through cash payment to the Company for the shares of common stock or through a simultaneous broker-assisted cashless exercise of a share option, through which the employee authorizes the exercise of an option and the immediate sale of the option shares in the open market. The Company uses newly-issued shares of common stock to satisfy its share-based payment obligations.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes non-vested stock award activity and DSU activity for the nine months ended September 30, 2010:

	Weighted- Average Number of Non-vested Shares and DSUs	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Vesting Term (in years)
Nonvested at December 31, 2009	327,256	$3.04
Granted	248,118	16.27
Forfeited	—	—
Vested	(179,641)	6.87

Nonvested at September 30, 2010	395,733	$9.59	2.1

Compensation costs expensed for share-based payment plans described above were approximately $0.6 million and $2.3 million during the three and nine-month periods ended September 30, 2010, respectively. Compensation costs expensed for share-based payment plans described above were approximately $0.3 million and $0.8 million during the three and nine-month periods ended September 30, 2009, respectively. At September 30, 2010, there was $2.9 million of unrecognized compensation costs from share-based compensation arrangements, which is related to non-vested shares. This compensation is expected to be recognized over a weighted-average period of approximately 2.1 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 40% of these expense amounts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to Green Plains	$7,366	$5,454	$31,627	$(3,260)

Weighted average shares outstanding - basic	31,369	24,955	29,769	24,921

Earnings (loss) per share attributable to Green Plains stockholders - basic	$0.23	$0.22	$1.06	$(0.13)

Weighted average shares outstanding - basic	31,369	24,955	29,769	24,921
Effect of dilutive stock options - as converted method	215	40	311	—

Total potential shares outstanding	31,584	24,995	30,080	24,921

Earnings (loss) per share attributable to Green Plains stockholders - diluted	$0.23	$0.22	$1.05	$(0.13)

Excluded from the computations of diluted EPS for the three months ended September 30, 2010 and 2009, and for the nine months ended September 30, 2010 were stock options, stock awards and DSUs totaling 1.0 million, 0.7 million and 0.7 million shares, respectively, because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the respective periods. For the nine months ended September 30, 2009, stock options, stock awards and DSUs totaling 0.4 million shares were excluded from the diluted EPS computation due to being in a net loss position.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to Green Plains	$7,366	$5,454	$31,627	$(3,260)
Unrealized gain (loss) on derivatives	523	(31)	700	43

Comprehensive income (loss)	7,889	5,423	32,327	(3,217)
Comprehensive income attributable to noncontrolling interest	—	—	—	—

Comprehensive income (loss) attributable to Green Plains	$7,889	$5,423	$32,327	$(3,217)

11. STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Green Plains Stockholders’ Equity	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2009	24,957	$25	$292,231	$9,331	$(123)	$301,464	$9,244	$310,708
Net income	—	—	—	31,627	—	31,627	163	31,790
Unrealized gain on derivatives	—	—	—	—	700	700	—	700

Total comprehensive income	—	—	—	—	—	32,327	163	32,490
Stock-based compensation	87	—	1,796	—	—	1,796	—	1,796
Share issuance	6,325	6	79,726	—	—	79,732	—	79,732

Balance, September 30, 2010	31,369	$31	$373,753	$40,958	$577	$415,319	$9,407	$424,726

Public Offering of Stock

In March 2010, the Company sold approximately 6.3 million newly-issued shares of its common stock at a price of $13.50 per share, with net proceeds totaling approximately $79.7 million. The Company has used and intends to continue to use these proceeds for general corporate purposes and to acquire or invest in additional facilities, assets or technologies consistent with its growth strategy.

12. INCOME TAXES

The Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.

Income tax expense for the three and nine months ended September 30, 2010 was $3.1 million and $10.0 million, respectively. Income tax benefit for the same periods in 2009 was $0.2 million and $0.2 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 24% and 0% for the first nine months of 2010 and 2009, respectively. The effective tax rate for the nine months ended September 30, 2010 reflects the release of a portion of valuation allowances provided against certain of the Company’s deferred tax assets, primarily federal and state net operating losses and tax credits due to anticipated income in fiscal year 2010. The effective tax rate for the nine months ended September 30, 2009 was 0% due to losses for both book and tax purposes, and because the Company had determined it was more likely than not that any benefit from such losses would not be realized prior to their expiration. During the nine months ended September 30, 2010, the Company recorded an additional liability of $0.3 million related to accounting for uncertain income tax positions. There was no change in the Company’s liabilities related to accounting for uncertain income tax positions for the nine months ended September 30, 2009.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The full year 2010 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (among the various states), the realization of tax credits, adjustments that may arise from the resolution of tax matters under review, variances in the release of valuation allowances and the Company’s assessment of its liability for uncertain tax positions.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $7.9 million and $7.0 million during the nine-month periods ended September 30, 2010 and 2009, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2010 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2010	$2,485
2011	10,650
2012	8,556
2013	4,699
2014	2,741
Thereafter	5,649

Total	$34,780

Commodities

As of September 30, 2010, the Company had contracted for future corn deliveries valued at $409.7 million, natural gas deliveries valued at approximately $12.5 million, ethanol product deliveries valued at approximately $8.4 million and distillers grains product deliveries valued at approximately $1.5 million.

14. RELATED PARTY TRANSACTIONS

Sales and Financing Contracts

Three subsidiaries have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital is a member of our Board of Directors. A total of $1.2 million and $1.6 million is included in debt at September 30, 2010 and December 31, 2009, respectively, under these financing arrangements. Payments, including principal and interest, totaled $0.2 million and $0.5 million for the three and nine-month periods ended September 30, 2010, respectively, and $0.2 million and $0.4 million for the three and nine-month periods ended September 30, 2009, respectively. The highest amount outstanding during the nine-month period ended September 30, 2010 was $1.6 million and the weighted average interest rate for all financing agreements is 8.3%.

The Company has entered into fixed-price ethanol purchase and sale agreements with Center Oil Company. Gary R. Parker, President and Chief Executive Officer of Center Oil, is a member of our Board of Directors. During the three and nine months ended September 30, 2010, cash receipts from Center Oil totaled $11.5 million and $55.4 million, respectively. Payments to Center Oil totaled $0.7 million and $4.5 million for the same periods on these contracts. During the three and nine months ended September 30, 2009, cash receipts totaled $28.9 million and $81.7 million and payments totaled $1.9 million and $12.5 million, respectively, on these contracts. The Company had $0.7 million included in accounts receivable and no outstanding payables at September 30, 2010 under these purchase and sale agreements. At December 31, 2009, the Company had $2.3 million included in accounts receivable and no outstanding payables in current liabilities under these purchase and sale agreements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Aircraft Lease

The Company entered into an agreement on November 10, 2009 with Hoovestol, Inc. for the lease of an aircraft. Wayne B. Hoovestol, President of Hoovestol Inc., is Chairman of our Board of Directors. The Company originally agreed to pay $3,333 a month for two years for use of an aircraft. The agreement was amended effective April 1, 2010 to increase the base usage amount and the monthly payment to $6,667. Also per the amended agreement, any flight time hours in excess of 100 hours per year will incur additional hourly-based charges. For the three and nine months ended September 30, 2010, payments related to this agreement totaled $25,000 and $94,000, respectively. At September 30, 2010 and at December 31, 2009 the Company did not have any outstanding payables related to this lease.

15. SUBSEQUENT EVENT

Acquisition of Global Ethanol, LLC

On October 22, 2010, the Company acquired Global Ethanol, LLC, or Global, pursuant to the merger of a newly formed wholly-owned subsidiary of the Company with Global, with Global as the surviving entity. Global owns two operating ethanol plants which have a combined annual production capacity of approximately 157 million gallons. At the execution of the merger agreement, the Company valued the merger transaction at approximately $169.2 million, including approximately $147.6 million for the ethanol production facilities and the balance in working capital. The value of the transaction includes the assumption of outstanding debt, which totaled approximately $98.7 million at that time. The total purchase price is subject to a working capital adjustment. Of the cash consideration, $8.5 million was placed in escrow to be used, if necessary, for the working capital adjustment and certain indemnities provided by the members of Global. Upon closing, Global was renamed Green Plains Holdings II LLC, or Holdings II. Upon closing of the merger transaction, all outstanding units of Global were exchanged for aggregate consideration consisting of 4,386,027 shares of restricted Company common stock, warrants to purchase 700,000 shares of restricted Company common stock and $20.0 million in cash. The warrants are not transferable, except in certain limited circumstances, and are exercisable for a period of three years from the closing date at a price of $14.00. Upon closing of the merger, Holdings II entered into an amendment to the existing credit agreement. In conjunction with the closing of the merger, the Company contributed $10.0 million of cash equity to Holdings II, $6.0 million of which was utilized to reduce outstanding debt.

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

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K, as amended, for the year ended December 31, 2009 and in Item 1A of Part II of this Quarterly Report for the quarter ended September 30, 2010. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we compete, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation, the timely completion of corn oil extraction projects, expected corn oil recovery rates and operating expenses, risks related to closing and achieving anticipated results from acquisitions, and other risk factors detailed in our reports filed with the SEC. Actual results may differ from projected results due, but not limited, to unforeseen developments.

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

Overview

We were formed in June 2004, incurring development costs until our first two plants were completed. Our plant in Shenandoah, Iowa commenced operations in August 2007 and our plant in Superior, Iowa commenced operations in July 2008. To complement and enhance our ethanol production facilities, in April 2008, we acquired Great Lakes Cooperative, a full-service farm cooperative in northwestern Iowa and southwestern Minnesota. As a result of our October 2008 merger with VBV LLC, we acquired two additional ethanol plants, located in Bluffton, Indiana and Obion, Tennessee. Operations commenced at the Bluffton and Obion plants in September 2008 and November 2008, respectively. In January 2009, we acquired a majority interest in Blendstar. In July 2009, we acquired two limited liability companies that owned ethanol plants in Central City and Ord, Nebraska that added expected operating capacity totaling 150 mmgy. In April 2010, we acquired five grain elevators with federally licensed grain storage capacity of 11.7 million bushels, all located in western Tennessee, within 50 miles of our Obion ethanol plant. In October 2010, we acquired Global Ethanol, LLC, which has two operating ethanol plants with a combined annual production capacity of approximately 157 million gallons, which is discussed in more detail below.

We are a leading, vertically-integrated producer of ethanol. We focus on generating stable operating margins through our diversified business segments and our risk management strategy. We believe that owning and operating assets throughout the ethanol value chain enables us to mitigate the effects of changes in commodity prices and differentiates us from companies focused only on ethanol production. Today, we have operations throughout the ethanol value chain, beginning upstream with our agronomy and grain handling operations, continuing through our approximately 657 mmgy of ethanol production capacity and ending downstream with our ethanol marketing, distribution and blending facilities.

Management reviews our operations in the following three separate operating segments:

•

Ethanol Production. With the acquisition of Global, we operate a total of eight ethanol plants in Indiana, Iowa, Michigan, Nebraska and Tennessee, with approximately 657 mmgy of total ethanol production capacity. At capacity, we expect our plants collectively will consume approximately 235 million bushels of corn and produce approximately 2.0 million tons of distillers grains annually.

•

Agribusiness. We operate three lines of business within our agribusiness segment: bulk grain, agronomy and petroleum. In our bulk grain business, with the April 2010 acquisition of agribusiness assets in western Tennessee, we have 13 grain elevators with approximately 30.3 million bushels of total grain storage capacity. During the second quarter of 2010, we began construction on a 1.1 million bushel grain storage expansion in northwestern Iowa. When construction is completed in fall 2010, grain storage capacity will total 31.4 million bushels. We sell fertilizer and other agricultural inputs and provide application services to area producers, through our agronomy business. Additionally, we sell petroleum products including diesel, soydiesel, blended gasoline and propane, primarily to agricultural producers and consumers. We believe our bulk grain business provides synergies with our ethanol production segment as it supplies a portion of the feedstock for our ethanol plants.

•

Marketing and Distribution. Our fee-based marketing business is responsible for the sales, marketing and distribution of all ethanol and distillers grains produced at our eight plants. We also market and distribute ethanol for four third-party ethanol producers with expected production totaling approximately 360 mmgy. Additionally, we hold a majority interest in Blendstar LLC, which operates nine blending or terminaling facilities with approximately 495 mmgy of total throughput capacity in seven states in the south central United States.

We intend to continue to take a disciplined approach in evaluating new opportunities related to potential acquisition of additional ethanol plants by considering whether the plants fit within the design, engineering and geographic criteria we have developed. In our marketing and distribution segment, our strategy is to renew existing marketing contracts, as well as enter new contracts with other ethanol producers. In October 2010, we entered into a multi-year renewal of one of these ethanol marketing agreements, which has expected production of approximately 130 mmgy. We also intend to pursue opportunities to develop or acquire additional grain elevators and agronomy businesses, specifically those located near our ethanol plants. We believe that owning additional agribusiness operations in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. We also plan to continue to grow our downstream access to customers and are actively looking at new marketing opportunities with other ethanol producers.

We continue our support of the BioProcess Algae joint venture, which is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities. Construction of Phase II began during the third quarter of 2010, which will allow for verification of growth rates, energy balances and operating expenses, which are considered to be some of the key steps to commercialization. The Iowa Power Fund awarded BioProcess Algae an additional grant of $2.0 million to continue the research and development of the Grower Harvester technology. The remaining cost of the Phase II project is being shared by the joint venture partners. As part of the Phase II funding, we increased our ownership in BioProcess Algae to 35%. The expansion is expected to cost approximately $4.7 million and is scheduled to be operational by the end of 2010.

Recently, we began implementing corn oil extraction technology at our ethanol plants. The corn oil system is designed to extract non-edible corn oil from the whole stillage process immediately prior to production of distillers grains. The value of the corn oil as an extracted product is currently greater than the value of distillers grains. We expect the implementation of corn oil extraction at six of our ethanol plants will cost us approximately $18.0 million in the aggregate with completion by the end of the second quarter of 2011. In October 2010, we began producing corn oil at one of our ethanol plants and we expect to begin corn oil production at two other plants later in the fourth quarter. We believe the implementation of corn oil extraction at our plants will provide a new co-product from ethanol production with greater value-added economics.

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

Reduced Availability of Capital. Some ethanol producers have faced financial distress over the past few years, culminating with bankruptcy filings by several companies. This, in combination with continued volatility in the capital markets has resulted in reduced availability of capital for the ethanol industry generally. In this market environment, we may experience limited access to incremental financing.

Legislation. Federal and state governments have enacted numerous policies, incentives and subsidies to encourage the usage of domestically-produced alternative fuel solutions. Passed in 2007 as part of the Energy Independence and Security Act, a federal Renewable Fuels Standard, or RFS, has been and we expect will continue to be a driving factor in the growth of ethanol usage. To further drive growth in the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers have requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. A final decision was announced on October 13, 2010 which will allow for E15 usage in 2007 and newer vehicles. A decision on 2001 to 2006 vehicles is expected in the near future. Another benefit to the industry is the blender’s credit, which allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. Currently, the blender’s credit is set to expire in December 31, 2010. Growth Energy has submitted the Fueling Freedom Plan to the U.S. Congress that reduces the amount of the blender’s credit per year. The plan calls for eliminating government support for ethanol over time in exchange for a level playing field versus petroleum products. The plan would redirect a portion of the existing value of the blender’s credit to support the development of infrastructure for ethanol distribution. It is not clear to us at this time the direction the federal government will take with extending the credit before it expires at the end of this year. However, we believe that the expiration of the blender’s credit should not have a material effect on our business.

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

Acquisition of Global Ethanol, LLC

On October 22, 2010, we acquired Global Ethanol, LLC, or Global, pursuant to the merger of a newly formed wholly-owned subsidiary of ours with Global, with Global as the surviving entity. Global owns two operating ethanol plants which have a combined annual production capacity of approximately 157 million gallons. At the execution of the merger agreement, we valued the merger transaction at approximately $169.2 million, including approximately $147.6 million for the ethanol production facilities and the balance in working capital. The value of the transaction includes the assumption of outstanding debt, which totaled approximately $98.7 million at that time. The total purchase price is subject to a working capital adjustment. Of the cash consideration, $8.5 million was placed in escrow to be used, if necessary, for the working capital adjustment and certain indemnities provided by the members of Global. Upon closing, Global was renamed Green Plains Holdings II LLC, or Holdings II. Upon closing of the merger transaction, all outstanding units of Global were exchanged for aggregate consideration consisting of 4,386,027 restricted shares of our common stock, warrants to purchase 700,000 restricted shares of our common stock and $20.0 million in cash. The warrants are not transferable, except in certain limited circumstances, and are exercisable for a period of three years from the closing date at a price of $14.00. Upon closing of the merger, Holdings II entered into an amendment to the existing credit agreement. In conjunction with the closing of the merger, we contributed $10.0 million of cash equity to Holdings II, $6.0 million of which was utilized to reduce outstanding debt.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends Subtopic 820-10. ASU 2010-06 enhances disclosure requirements related to fair value measurements. Certain provisions of ASU 2010-06 are effective for annual and interim periods beginning after December 15, 2009 and others for fiscal years beginning after December 15, 2010. We have adopted certain provisions of ASU 2010-06 and has incorporated new disclosures regarding fair value measurements in Note 3 – Fair Value Disclosures. The adoption of this standard did not have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Components of Revenues and Expenses

Revenues. Our revenues are derived primarily from the sale of ethanol and distillers grains, which are co-products of the ethanol production process, and the sale of grain, fertilizer and petroleum products through our agribusiness segment. In our marketing and distribution segment, the sale of ethanol and distillers grains that we market for our ethanol plants, and the sale of ethanol we market for four ethanol plants owned by third-parties represent our primary sources of revenue. Revenues also include net gains or losses from derivatives relating to ethanol and distillers grains.

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

Grain, fertilizer and petroleum acquisition costs represent the primary components of cost of goods sold in our agribusiness segment. Grain inventories, forward purchase contracts and forward sale contracts are valued at market prices, where available, or other market quotes adjusted for differences, primarily transportation, between the exchange-traded market and the local markets on which the terms of the contracts are based. Changes in the market value of grain inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts, are recognized in earnings as a component of cost of goods sold.

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

The table below reflects selected operating segment financial information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Ethanol production	$250,358	$205,808	$740,962	$495,365
Agribusiness	98,469	44,579	203,315	149,547
Marketing and distribution	419,863	317,915	1,205,184	727,477
Intersegment eliminations	(272,391)	(206,579)	(773,329)	(504,929)

	$496,299	$361,723	$1,376,132	$867,460

Gross profit:
Ethanol production	$19,793	$16,764	$69,995	$18,668
Agribusiness	6,113	1,876	14,557	11,965
Marketing and distribution	6,221	3,389	15,625	8,071
Intersegment eliminations	(122)	(627)	(26)	(540)

	$32,005	$21,402	$100,151	$38,164

Operating income (loss):
Ethanol production	$17,152	$14,143	$62,102	$12,416
Agribusiness	537	(1,094)	991	3,062
Marketing and distribution	3,264	1,204	6,996	1,237
Intersegment eliminations	(122)	(627)	(26)	(540)
Segment operating income	20,831	13,626	70,063	16,175
Corporate activities	(3,842)	(2,872)	(11,494)	(8,424)

	$16,989	$10,754	$58,569	$7,751

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Consolidated Results

Revenues and operating income increased in the three months ended September 30, 2010 compared to the same period in 2009 primarily as a result of the third quarter of 2010 including a full quarter of operations from the Central City and Ord ethanol plants acquired in July 2009 and from additional agribusiness operations in western Tennessee acquired in April 2010. Ethanol production rates were higher, while operating margins were consistent in the three months ended September

30, 2010 compared to the same period in the prior year. These factors contributed to the overall increase in our revenues of $134.6 million, an increase in our gross profit of $10.6 million and an increase in operating income of $6.2 million in the three months ended September 30, 2010 compared to the same period in 2009.

As a result of the debt financing related to the expanded operations from our acquisition of agribusiness assets in western Tennessee, interest expense during the three months ended September 30, 2010 increased by $0.5 million as compared to the same period in 2009. In addition, selling, general and administrative expenses during the three months ended September 30, 2010 increased by $4.4 million as compared to the same period in 2009, of which $2.2 million is attributed to the acquisition of agribusiness assets in western Tennessee and the rest attributed to our expanded ethanol production. Income tax expense of $3.1 million for the three months ended September 30, 2010 was impacted by a benefit for a reduction of a valuation allowance for deferred income tax assets established in prior years due to the uncertainty of realization.

Management views our results on a segment level. See segment discussions below for more detail on period to period increases in revenues, gross profit and operating income.

We experience seasonality within our agribusiness operations. The spring planting and fall harvest periods have the largest seasonal impact, directly impacting the quarterly operating results of our agribusiness segment. This seasonality generally results in higher revenues and stronger financial results for this segment during the second and fourth quarters while the financial results of the first and third quarters generally will reflect periods of lower activity with low to negative operating margins.

Ethanol Production Segment

The chart below presents key operating data within our ethanol production segment for the periods indicated:

	Three Months Ended September 30,
	2010	2009
Ethanol sold
(thousands of gallons)	128,924	107,335
Distillers grains sold
(thousands of equivalent dried tons)	370	306
Corn consumed
(thousands of bushels)	46,299	38,872

Revenues for the ethanol production segment increased $44.6 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. We sold 128.9 gallons of ethanol within the ethanol production segment during the three months ended September 30, 2010, an increase of 21.6 million gallons over the same period of 2009. Revenues for the three months ended September 30, 2010 included production from our six ethanol plants. Revenues for the three months ended September 30, 2009 include the same six ethanol plants; however, our Ord and Central City plants were acquired in July 2009 and a full quarter of production from these plants is not included in that three-month period. Average total revenue per gallon of ethanol sold increased to $1.94 from $1.92 for the three months ended September 30, 2010 when compared to the three months ended September 30, 2009 due to higher market prices for ethanol and distillers grains.

Cost of goods sold in the ethanol production segment increased $41.5 million for the three months ended September 30, 2010 as compared to the same period of 2009. The increase was primarily due to an increase in the consumption of corn by 7.4 million bushels and increased natural gas usage during the three months ended September 30, 2010 when compared to the same period of 2009. Our largest components of cost of goods sold are corn and natural gas. Average total cost of goods sold increased to $1.79 from $1.76 per gallon of ethanol sold for the three months ended September 30, 2010 when compared to the same period of 2009, primarily due to higher market prices for corn and natural gas. Average corn costs increased 3% and average natural gas costs increased 2% in the three months ended September 30, 2010 when compared to the same period of 2009. In addition, depreciation and amortization expense was $7.9 million during the three months ended September 30, 2010 compared to $7.5 million during the same period of 2009.

Gross profit and operating income increased $3.0 million for the three months ended September 30, 2010, compared to the same period of 2009 due to the factors discussed above. Additionally, during the three months ended September 30, 2010, operating margins for ethanol production expanded as ethanol prices increased more than the recent increases in corn prices. We believe expanded mandates for renewable fuels in 2011, the impacts of the E15 waiver, and our continued focus on operating efficiencies at our plants should provide us with opportunities to realize reasonable operating margins for the remainder of the year.

Agribusiness Segment

The chart below presents key operating data within our agribusiness segment for the periods indicated:

	Three Months Ended September 30,
	2010	2009
Grain sold
(thousands of bushels)	18,966	9,263
Fertilizer sold
(tons)	385	700

Agribusiness segment revenues increased $53.9 million to $98.5 million for the three months ended September 30, 2010 compared to the same period of 2009. We sold 19.0 million bushels of grain during the three months ended September 30, 2010 compared to 9.3 million bushels of grain during the same period of 2009. Gross profit and operating income for the agribusiness segment increased $4.2 million and $1.6 million, respectively, for the three months ended September 30, 2010 as compared to same period in 2009. Operating income was $0.5 million during the three months ended September 30, 2010, compared to an operating loss of $1.1 million during the same period of 2009. The increases in revenues, gross profit and operating income in the agribusiness segment were due primarily to the addition of the Tennessee agribusiness assets in the second quarter of 2010. The agribusiness segment’s quarterly performance fluctuates on a seasonal basis with generally stronger results expected in the second and fourth quarter of each year.

Marketing and Distribution Segment

Revenues of the marketing and distribution segment increased $101.9 million to $419.9 million during the three months ended September 30, 2010 compared to the same period of 2009. The increase in revenues was primarily due to an increase in ethanol marketed from our ethanol production segment as well as production from third-party plants. We sold 222.0 million gallons of ethanol within the marketing and distribution segment during the three months ended September 30, 2010 compared to 162.2 million gallons sold during the same period of 2009. Gross profit for the marketing and distribution segment increased $2.8 million for the three months ended September 30, 2010 as compared to the same period of 2009. Operating income was $3.3 million during the three months ended September 30, 2010 compared to operating income of $1.2 million during the same period of 2009. The increases in gross profit and operating income were primarily due to greater volume of ethanol and distillers grains marketed as compared to the prior year.

Intersegment Eliminations

Intersegment eliminations of revenues increased $65.8 million during the three months ended September 30, 2010 compared to the same period of 2009 due to a $48.9 million increase in ethanol sold from our ethanol production segment to our marketing and distribution segment and a $17.1 million increase in corn sold from our agribusiness segment to our ethanol production segment. These increases are a result of the expanded scope of our operations.

Corporate Activities

Operating income was impacted by an increase in expenses for corporate activities of $1.0 million during the three months ended September 30, 2010 as compared to the same period of 2009. This increase in expenses was primarily due to an increase of $1.2 million in compensation costs due to the expanded scope of our operations.

Income Taxes

We record income tax expense during interim periods based on our estimate of the full year’s effective tax rate. Income tax expense (benefit) for the three months ended September 30, 2010 and 2009 was $3.1 million and ($0.2 million), respectively. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) for the three months ended September 30, 2010 reflects an increase to a full-year rate of 24% from the 22% rate used during the first six months of 2010. The effective tax rate for the three months ended September 30, 2010 reflects the release of a portion of valuation allowances provided against certain of our deferred tax assets, primarily federal and state net operating losses and tax credits due to anticipated income in fiscal year 2010. The effective tax rate for the three months ended September 30, 2009 was 0% due to losses for both book and tax purposes, and because we had determined it was more likely than not that any benefit from such losses would not be realized prior to their expiration.

The full year 2010 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (among the various states), the realization of tax credits, adjustments that may arise from the resolution of tax matters under review and our assessment of our liability for uncertain tax positions.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Consolidated Results

Revenues and operating income increased in the nine months ended September 30, 2010 compared to the same period in 2009 primarily as a result of the Central City and Ord ethanol plants acquired in July 2009 and from the additional agribusiness operations in western Tennessee acquired in April 2010. Operating margins were improved in the nine months ended September 30, 2010 compared to the same period in the prior year. Results for the nine months ended September 30, 2009 were negatively impacted by a one-time charge of approximately $4.6 million related to the termination of certain legacy agreements with outside marketers previously engaged to sell our ethanol production and operational issues at two of our ethanol plants affecting operating income by approximately $4.0 million.

These factors contributed to the overall increase in our revenues of $508.9 million, an increase in our gross profit of $62.0 million and an increase in operating income of $50.8 million. As a result of the expanded production related to our Central City and Ord ethanol plants and the acquisition of agribusiness assets in western Tennessee, selling, general and administrative expenses increased $11.2 million and interest expense increased $4.5 million. Income tax expense of $10.0 million for the nine months ended September 30, 2010 was impacted by a benefit for a reduction of a valuation allowance for deferred income tax assets established in prior years due to the uncertainty of realization. For the nine months ended September 30, 2009, we recorded an income tax benefit of $0.2 million.

Management views our results on a segment level. See segment discussions below for more detail on period to period increases in revenues, gross profit and operating income.

Ethanol Production Segment

The chart below presents key operating data within our ethanol production segment for the periods indicated:

	Nine Months Ended September 30,
	2010	2009
Ethanol sold
(thousands of gallons)	382,783	257,599
Distillers grains sold
(thousands of equivalent dried tons)	1,099	745
Corn consumed
(thousands of bushels)	137,358	92,639

Revenues for the ethanol production segment increased $245.6 million for the nine months ended September 30, 2010, compared to the nine-month period ended September 30, 2009. We sold 382.8 million gallons of ethanol within the ethanol production segment during the nine months ended September 30, 2010, an increase of 125.2 million gallons over the same period of 2009. Revenues for the nine months ended September 30, 2010 included production from our Bluffton, Obion, Shenandoah, and Superior ethanol plants plus revenues from our Central City and Ord plants, which were acquired in July

2009. Average total revenue per gallon of ethanol sold increased to $1.94 from $1.92 for the nine months ended September 30, 2010 when compared to the nine-month period ended September 30, 2009 due to higher market prices for ethanol and distillers grains.

Cost of goods sold in the ethanol production segment increased $194.3 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase was primarily due to an increase in the consumption of corn by 44.7 million bushels during the nine-month period ended September 30, 2010 when compared to the same period in 2009, partially due to increased sales volumes resulting from additional production at our Central City and Ord plants which were acquired in July 2009. Average total cost of goods sold decreased from $1.85 to $1.75 per gallon of ethanol sold for the nine months ended September 30, 2010 when compared to the nine-month period ended September 30, 2009. Our largest components of cost of goods sold are corn and natural gas, which benefitted from a 4% decrease in our average corn costs and a 3% decrease in our average natural gas costs compared with the nine months ended September 30, 2009. Included in the ethanol production segment’s cost of goods sold during the nine months ended September 30, 2009 is a one-time charge of $4.6 million related to the cancellation of third-party marketing arrangements, as detailed further below in the marketing and distribution segment discussion. In addition, depreciation and amortization expense was $23.5 million for the nine months ended September 30, 2010 compared to $18.5 million for the same period in 2009.

As a result of the factors discussed above, gross profit for the ethanol production segment increased $51.3 million and operating income increased $49.7 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. During the first quarter of 2009, our Bluffton ethanol plant experienced an accelerated and extended plant shutdown and our Superior plant faced operational issues. These two operational issues reduced operating income by $4.0 million for the nine months ended September 30, 2009.

Agribusiness Segment

The chart below presents key operating data within our agribusiness segment for the periods indicated:

	Nine Months Ended September 30,
	2010	2009
Grain sold
(thousands of bushels)	36,715	22,091
Fertilizer sold
(tons)	33,607	25,352

Our agribusiness segment had an increase of $53.8 million in revenues, an increase of $2.6 million in gross profit, and a decrease in operating income of $2.1 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Revenues and gross profit were higher between periods in the segment primarily as a result of the acquisition of the Tennessee agribusiness assets, offset by lower fertilizer prices. However, operating income was lower due primarily to lower fertilizer margins in Iowa and higher operating expenses related to the acquisition of the Tennessee agribusiness assets.

Marketing and Distribution Segment

Marketing and distribution revenues increased $477.7 million for the nine month period ended September 30, 2010, as compared to the nine month period ended September 30, 2009. The increase in revenues was primarily due to an increase in ethanol marketed. We sold 650.9 million gallons of ethanol within the marketing and distribution segment during the nine-month period ended September 30, 2010, compared to 418.3 million gallons sold during the same period of 2009. The increase in ethanol-related revenue is due to expanded production at our owned plants, including our Central City and Ord plants, as well as expanded third-party marketing. During the first quarter of 2009, we began providing marketing services for three third-party ethanol plants. The nine months ended September 30, 2010 includes revenues for marketing services for those three third-party ethanol plants plus a fourth third-party ethanol plant we began marketing for in the fourth quarter of 2009.

Gross profit for the marketing and distribution segment increased $7.6 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase in gross profit was due primarily to increased production at our ethanol plants and increased third party marketing.

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

Operating income for the marketing and distribution segment increased $5.8 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase in operating income was due to greater volume of marketing and distribution as compared to the prior year.

Intersegment Eliminations

Intersegment eliminations of revenues increased $268.4 million during the nine months ended September 30, 2010 compared to the same period in 2009 due to a $241.3 million increase in ethanol sold from our ethanol production segment to our marketing and distribution segment, a $7.3 million increase in distillers grains sold from our ethanol production segment to our marketing and distribution segment, and a $19.8 million increase in corn sold from our agribusiness segment to our ethanol production segment. These increases are a result of the expanded scope of our operations.

Corporate Activities

Operating income was impacted by an increase in expenses for corporate activities of $3.1 million for the nine months ended September 30, 2010 as compared to the same period in the previous year, primarily due to an increase of $3.3 million in compensation costs due to the expanded scope of our operations.

Income Taxes

We record income tax expense during interim periods based on our estimate of the full year’s effective tax rate. Income tax expense (benefit) for the nine months ended September 30, 2010 and 2009 was $10.0 million and ($0.2 million), respectively. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 24% and 0% for the nine months ended September 30, 2010 and 2009, respectively. The effective tax rate for the nine months ended September 30, 2010 reflects the release of a portion of valuation allowances provided against certain of our deferred tax assets, primarily federal and state net operating losses and tax credits due to anticipated income in fiscal year 2010. The effective tax rate for the nine months ended September 30, 2009 was 0% due to losses for both book and tax purposes, and because we had determined it was more likely than not that any benefit from such losses would not be realized prior to their expiration.

The full year 2010 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (among the various states), the realization of tax credits, adjustments that may arise from the resolution of tax matters under review and our assessment of our liability for uncertain tax positions.

Liquidity and Capital Resources

On September 30, 2010, we had $165.2 million in cash and equivalents, comprised of $77.8 million held at our parent company and the remainder at our subsidiaries. We also had up to an additional $17.6 million available under our loan agreements, subject to borrowing base restrictions and other specified lending conditions. Funds held at our subsidiaries are generally required for their ongoing operational needs. Further, distributions from our subsidiaries are restricted per the loan agreements. Additionally, at September 30, 2010, there were approximately $371.9 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

In March 2010, we sold approximately 6.3 million newly-issued shares of our common stock at a price of $13.50 per share. The net proceeds of this equity offering totaled approximately $79.7 million. We have used and intend to continue using the net proceeds of this offering for general corporate purposes and to acquire or invest in additional facilities, assets or technologies consistent with our growth strategy.

Net cash provided by operating activities was $20.6 million for the nine months ended September 30, 2010. This was primarily a result of positive operating margins excluding depreciation during the period. Our investments in accounts receivable, inventories and deposits, net of increases in accounts payables and accrued liabilities, increased by approximately $55.9 million due to the acquisition of the agribusiness facilities in Tennessee, our increased marketing activities and higher commodity prices. Net cash used by investing activities was $34.6 million for the nine months ended September 30, 2010, mainly due to the acquisition of agribusiness facilities in Tennessee and other purchases of property and equipment. Net cash provided by financing activities was $89.4 million for the nine months ended September 30, 2010. Included in cash provided by financing activities is $79.7 million from the March 2010 public offering of our common stock. Green Plains Trade and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid resulting in significant cash movements that are reflected on a gross basis within financing activities. In addition, we made scheduled principal payments and $7.7 million in free cash flow payments for a total of $40.4 million in debt reduction on our term debt facilities.

Our business is highly impacted by commodity prices, including prices for corn, ethanol, distillers grains and natural gas. We attempt to reduce the market risk associated with fluctuations in commodity prices through the use of derivative financial instruments. Sudden changes in commodity prices may require cash deposits with brokers, or margin calls. Depending on our open derivative positions we may require significant liquidity with little advance notice to meet margin calls. As part of our risk management strategy, we have routinely had to, and in the future will likely be required to, cover margin calls. We continuously monitor our exposure to margin calls and believe that we will continue to maintain adequate liquidity to cover such margin calls from operating results and borrowings. Recent increases in grain prices and our expanded grain handling capacity have led to more frequent and larger margin calls, As a result, we are currently seeking to expand Green Plains Grain short-term borrowing capacity under its revolving credit facilities.

We are in compliance with our debt covenants following receipt of waivers for our Green Plains Grain subsidiary. Based upon our current forecasts, we believe we will maintain compliance at each of our subsidiaries for the upcoming twelve months, or if necessary, have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity for a subsidiary’s compliance. If we determine that we will be unable to resolve a subsidiary’s noncompliance, we will present such debt as current in our consolidated balance sheet. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results differ significantly from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

On October 22, 2010, we acquired Global Ethanol, LLC which owned two operating ethanol plants for restricted shares of our common stock, warrants to purchase restricted shares of our common stock and $20.0 million in cash. The Global assets acquired and liabilities assumed now reside in our wholly-owned subsidiary, Green Plains Holdings II LLC, or Holdings II. In conjunction with the closing of the acquisition, we contributed $10.0 million of cash equity to Holdings II, $6.0 million of which was utilized to reduce outstanding debt. We cannot guarantee that we will not need to provide future additional funding to this entity for working capital purposes.

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

Ethanol Production Segment

Each of our ethanol production segment subsidiaries have credit facilities with lender groups that provide for term and revolving term loans to finance construction and operation of the production facilities.

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term loan. At September 30, 2010, $57.8 million related to the term loan was outstanding, along with the entire revolving term loan. The term loan requires monthly principal payments of approximately $0.6 million. The loans mature on December 31, 2013.

The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term loan as well as a statused revolving credit supplement (revolver) of up to $11.0 million. At September 30, 2010, $52.2 million related to the term loan was outstanding, $30.5 million on the revolving term loan, along with $6.2 million on the revolver. The term loan requires monthly principal payments of $0.6 million beginning in June 2011. The term loan and the revolving term loan mature on July 1, 2016 and the revolver matures on July 1, 2011 with an option to renew.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan and a revolving term loan of $37.4 million. At September 30, 2010, $43.3 million related to the term loan and $36.2 million on the revolving term loan was outstanding. The term loan requires quarterly principal payments of $2.4 million. The term loan matures on May 20, 2015 and the revolving term loan matures on May 1, 2019.

The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term loan as well as a statused revolving credit supplement (revolver) of up to $5.0 million. At September 30, 2010, $23.8 million related to the term loan was outstanding, $13.0 million on the revolving term loan, along with $2.5 million on the revolver. The term loan requires monthly principal payments of $0.3 million beginning in June 2011. The term loan and the revolving term loan mature on July 1, 2016 and the revolver matures on July 1, 2011 with an option to renew.

The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan and a $17.0 million revolving term loan. At September 30, 2010, $14.6 million related to the term loan was outstanding along with the entire $17.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.2 million. The term loan matures on May 20, 2014 and the revolving term loan matures on November 1, 2017.

The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term loan. At September 30, 2010, $27.6 million related to the term loan was outstanding, along with the entire $10.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.375 million. The term loan matures on July 20, 2015 and the revolving term loan matures on July 1, 2017.

Each term loan has a provision that requires us to make annual special payments equal to a percentage ranging from 50% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations. During the nine months ended September 30, 2010, $7.7 million was paid under these requirements.

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

Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the City of Bluffton, Indiana, of which $20.6 million remained outstanding at September 30, 2010. The revenue bond requires: semi-annual principal and interest payments of approximately $1.5 million during the period commencing on March 1, 2010 through March 1, 2019; and a final principal and interest payment of $3.745 million on September 1, 2019. The revenue bond bears interest at 7.50% per annum.

On October 22, 2010, we acquired Global and assumed its debt, now held in Holdings II. As of October 22, 2010, following the payment of $6.0 million to reduce the assumed debt, the Holdings II loan is comprised of an outstanding $34.1 million amortizing term loan, a $42.6 million revolving term loan, of which $42.2 million was outstanding, and an outstanding $15.0 million revolving line of credit loan. The term loan requires quarterly principal payments of $1.5 million. The revolving term loan requires semi-annual payments of approximately $2.7 million. The amortizing term loan will mature on January 1, 2015. The revolving term loan will mature April 1, 2016. The revolving line of credit will mature on April 30, 2013.

Agribusiness Segment

The Green Plains Grain loan was modified in April and June 2010 to be comprised of a $20.0 million amortizing term loan, a $45.0 million revolving term loan and a $20.0 million seasonal revolver. The term loan expires on August 1, 2013, the revolving term loan expires on August 1, 2011 and the seasonal revolver expires on April 1, 2011. Payments of $0.5 million under the term loan are due on the first business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term. The loans bear interest at three-month LIBOR plus 4.25% on the term loan, LIBOR plus 3.5% on the revolving term loan, and one-month LIBOR plus 3.75% on the seasonal revolver, all subject to an interest rate floor of 4.5%. Loan proceeds are used primarily for working capital purposes. At September 30, 2010, $19.5 million on the term loan and $42.5 million on the revolving term loan were outstanding. The seasonal revolver can be drawn upon beginning October 1, 2010. As security for the loans, the lender received a first-position lien on real estate, equipment, inventory and accounts receivable owned by Green Plains Grain. In addition, Green Plain Grain had outstanding equipment financing term loans totaling $0.9 million at September 30, 2010.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility of up to $30.0 million, subject to a borrowing base of 85% of eligible receivables and a current availability block of $5.0 million. At September 30, 2010, $21.8 million on the revolving credit facility was outstanding. The revolving credit facility expires on July 30, 2012 and bears interest at either the lender’s commercial floating rate plus 2.5% or LIBOR plus 3.5%.

Contractual Obligations

Our contractual obligations as of September 30, 2010 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$469,960	$102,045	94,560	115,073	158,282
Interest and fees on debt obligations (2)	83,193	22,652	33,778	19,335	7,428
Operating lease obligations (3)	34,780	10,800	14,720	5,209	4,051
Purchase obligations
Forward grain purchase contracts (4)	409,718	392,572	16,146	1,000	—
Other commodity purchase contracts (5)	22,430	22,430	—	—	—
Other	21,990	21,817	104	69	—

Total contractual obligations	$1,042,071	$572,316	$159,308	$140,686	$169,761

(1)	Includes current portion of long-term debt.
(2)	Interest amounts are calculated over the terms of the loans using current interest rates, assuming scheduled principle and interest amounts are paid pursuant to the debt agreements. Includes administrative and/or commitment fees on debt obligations.
(3)	Operating lease costs are primarily for railcars and office space.
(4)	Purchase contracts represent index-priced and fixed-price contracts. Index purchase contracts are valued at current quarter-end prices.
(5)	Includes fixed-price ethanol, dried distillers grains and natural gas purchase contracts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have $470.0 million outstanding in debt as of September 30, 2010, $362.5 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $1.6 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. In addition, we engage in cash flow hedges to lock in the price for a portion of our forecasted ethanol sales and corn purchases. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results or accumulated other comprehensive income if designated under a cash flow relationship, while corresponding gains and losses on physical contracts are generally designated as normal purchases or normal sales contracts and are not recognized until quantities are delivered or utilized in production. Revenues during the three months ended September 30, 2010 include net losses from derivative financial instruments that are hedging our physical ethanol and distillers grain contracts of $0.5 million, while the corresponding amount for the nine months ended September 30, 2010 was insignificant. Cost of goods sold during the three and nine months ended September 30, 2010 included net losses from derivative financial instruments for corn and natural gas of $13.7 million and $4.1 million, respectively. To the extent the net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch in the timing of recognition of gains or losses associated with the change in fair value of derivative instruments and physical commodity purchase and sale contracts during the reporting period.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in pre-tax income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from September 30, 2010. This analysis excludes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The table below and the fixed-price contract positions that follow do not include the impact of the Global acquisition completed in October 2010. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity (1)	Estimated Total Volume Requirements for the Next 12 Months	Unit of Measure	Income Effect of Approximate 10% Change in Price
Ethanol	500,000	Gallons	$96,495
Corn	181,818	Bushels	$91,902
Distillers grains	1,455	Tons (2)	$17,759
Natural gas	13,628	MMBTU (3)	$5,754

(1) Above analysis does not include the impact of the Global Ethanol, LLC acquistion, which closed on October 22, 2010.
(2) Distillers grains quantities are stated on an equivalent dried ton basis.
(3) Millions of British Thermal Units

At September 30, 2010, approximately 15% of our forecasted ethanol production during the next 12 months has been sold under fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of ethanol shown above would be reduced by approximately $14.1 million.

At September 30, 2010, approximately 19% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of corn shown above would be reduced by approximately $17.5 million.

At September 30, 2010, approximately 18% of our forecasted distillers grain production for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of distillers grains shown above would be reduced by approximately $3.1 million.

At September 30, 2010, approximately 23% of our forecasted natural gas requirements for the next 12 months have been purchased under fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of natural gas shown above would be reduced by approximately $1.3 million.

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

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% change in such prices. The result of this analysis, as of September 30, 2010, which may differ from actual results, is as follows (in thousands):

Fair Value	$5
Market Risk	$—

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based upon that evaluation, our management, including our Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

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

The following risk factors, which modify previously-filed risk factors or address new risk factors, should be considered in conjunction with the other information included in this report or incorporated by reference in this Quarterly Report on Form 10-Q.

Risks relating to our business and industry

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

Historically, sales prices for distillers grains have been correlated with prices for corn. However, there have been occasions when the price increase for this co-product has lagged behind increases in corn prices. In addition, our distillers grains co-product competes with products made from other feedstocks, the cost of which may not have risen as corn prices have risen. Consequently, the price we may receive for distillers grains may not rise as corn prices rise, thereby lowering our cost recovery percentage relative to corn.

Due to industry increases in U.S. dry mill ethanol production, the production of distillers grains in the United States has increased dramatically, and this trend may continue. This may cause distillers grains prices to fall in the United States, unless demand increases or other market sources are found. To date, demand for distillers grains in the United States has increased roughly in proportion to supply. We believe this is because U.S. farmers use distillers grains as a feedstock, and distillers grains are slightly less expensive than corn, for which it is a substitute. However, if prices for distillers grains in the United States fall, it may have a material adverse effect on our business.

Our existing debt arrangements require us to abide by certain restrictive loan covenants that may hinder our ability to operate and reduce our profitability.

The loan agreements governing secured debt financing at our subsidiaries contain a number of restrictive affirmative and negative covenants. These covenants limit the ability of our subsidiaries to, among other things, incur additional indebtedness, make capital expenditures above certain limits, pay dividends or distributions, merge or consolidate, or dispose of substantially all of their assets.

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

Additionally, in October 2010 we acquired Global Ethanol, LLC, which we renamed as Green Plains Holdings II LLC, or Holdings II. Global’s lenders had agreed, during a specified forebearance period, to not exercise any right or remedy under its credit agreement for specified defaults related to certain loan covenants that it had been unable to satisfy. Upon closing of the Global acquisition, Holdings II entered into an amendment to the existing credit agreement which modifies existing covenants and extends the forebearance period to April 30, 2013. If any future defaults under Holdings II’s credit agreement occurs, the lenders are permitted to accelerate the maturity date on the outstanding balance. In connection with the closing of our acquisition of Global, we contributed $10.0 million of cash to Holdings II, $6.0 million of which was utilized to reduce debt. Notwithstanding these actions, we cannot assure you that Holdings II will be able to comply with the new covenants going forward or obtain additional waivers for non-compliance.

We may fail to realize all of the anticipated benefits of mergers and acquisitions that we have undertaken or may undertake because of integration challenges.

We have increased the size of our operations significantly through mergers and acquisitions and intend to continue to explore potential merger or acquisition opportunities. For example, in April 2010 we acquired additional agribusiness operations in western Tennessee that included five grain elevators with federally licensed storage capacity of 11.7 million bushels. In October 2010, we acquired Global, which owns two operating ethanol plants with a combined annual production capacity of approximately 157 million gallons of ethanol. The anticipated benefits and cost savings of such mergers and acquisitions may not be realized fully, or at all, or may take longer to realize than expected. Acquisitions involve numerous risks, any of which could harm our business, including:

•

difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and personnel of the target, and realizing the anticipated synergies of the combined businesses;

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

We also may pursue growth through partnerships or joint ventures. Partnerships and joint ventures typically involve restrictions on actions that the partnership or joint venture may take without the approval of the partners. These types of provisions may limit our ability to manage a partnership or joint venture in a manner that is in our best interest but is opposed by our other partner or partners.

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

The American Jobs Creation Act of 2004 created the volumetric ethanol excise tax credit, or VEETC, which is currently set to expire on December 31, 2010. Referred to as the blender’s credit, VEETC provides companies with a tax credit to blend ethanol with gasoline. The Food, Conservation and Energy Act of 2008, or the 2008 Farm Bill, amended the amount of tax credit provided under VEETC to 45 cents per gallon of ethanol. The elimination or further reduction of VEETC or other federal tax incentives to the ethanol industry could have an adverse impact on our business by reducing demand and price for the ethanol we produce.

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

Our plants emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its final regulations on RFS 2. We believe these final regulations grandfather our plants at their current operating capacity, though expansion of our plants will need to meet a threshold of a 20% reduction in GHG emissions from a 2005 baseline measurement for the ethanol over current capacity to be eligible for the RFS 2 mandate. The EPA issued its final rule on GHG emissions from stationary sources under the Clean Air Act in May 2010. These final rules may require us to apply for additional permits for our ethanol plants. Additionally, legislation is pending in Congress on a comprehensive carbon dioxide regulatory scheme, such as a carbon tax or cap-and-

trade system. In order to expand capacity at our plants, we may have to apply for additional permits, install advanced technology such as corn oil extraction, or reduce drying of certain amounts of distillers grains. We may also be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with other future law or regulation. Compliance with future law or regulation of carbon dioxide, or if we choose to expand capacity at certain of our plants, compliance with then-current regulation of carbon dioxide, could be costly and may prevent us from operating our plants as profitably, which may have a material adverse impact on our operations, cash flows and financial position.

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

As of September 30, 2010, our total debt was 470.0 million. As of September 30, 2010, after giving pro forma effect to our acquisition of Global in October 2010, which had $102.0 million of debt outstanding as of September 30, 2010, we and our subsidiaries would have had, on a consolidated basis, $572.0 million of debt outstanding. Our level of debt could have significant adverse consequences to our shareholders, including the following:

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

We may fail to realize the anticipated benefits of implementing corn oil extraction technology at our ethanol plants.

We recently announced plans to implement corn oil extraction technology at each of our ethanol plants. Installation of such technology and extraction of corn oil at projected levels may not be achieved due to implementation issues, emulsion issues or similar factors. We may fail to realize the expected profits based either on extraction issues or market prices for such co-product once extracted.

Risks relating to ownership of our common stock

Our principal shareholders have substantial influence over us and they may make decisions with which you disagree.

As of October 25, 2010, subsidiaries of NTR, plc, Wilon Holdings, S.A., and Wayne Hoovestol, a director and our former Chief Executive Officer, beneficially own approximately 31.1%, 5.7% and 2.6%, respectively, of our outstanding common stock. NTR, Wilon and Mr. Hoovestol have entered into a Shareholders’ Agreement with us in which NTR had the right to designate four individuals to be nominated to our board, so long as it owned more than 33.5% of our outstanding stock, and Wilon has the right to designate one individual to be nominated to our board, so long it holds more than 2.5% of our outstanding stock. NTR, Wilon and Mr. Hoovestol have agreed to vote for such nominees at any meeting of shareholders for the purpose of electing directors. Although NTR’s ownership recently has dropped below the level contractually required to designate four individuals to our board, it continues to hold a significant percentage of our stock. As a result of such ownership, these persons have the ability to control the composition of our Board of Directors and significantly influence other matters requiring shareholder approval including mergers and other significant transactions. These shareholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership could present or delay a change of control of us or deprive shareholders of a right to receive a premium for their shares as part of our sale, which could also affect the market price of our common stock.

A significant percent of our outstanding voting stock is held by a concentrated number of shareholders which could impact your liquidity.

As of October 25, 2010, approximately 44.3% of our outstanding common stock is held by NTR, Wilon, and our executive officers and directors. Continued concentrated ownership could result in fewer shares being available to be traded in the market, resulting in reduced liquidity. In addition, a decision by one or more large shareholder to liquidate its holdings could adversely affect the trading price of our stock. On August 11, 2010, the SEC declared effective the S-3 Registration Statement we had filed at the request of NTR to register the resale of 11,227,653 shares of our common stock representing all of its shares, as permitted under the Shareholders’ Agreement. The registration statement will permit NTR to sell some or all of its shares without restriction. The registration of these shares of common stock does not necessarily mean that NTR will offer or sell any of these shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger among Green Plains Renewable Energy, Inc., GPMS, Inc., Global Ethanol, LLC and Global Ethanol, Inc. dated September 28, 2010 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, dated October 22, 2010)

4.1	Form of Warrant to purchase Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated October 22, 2010)

10.1	Amended and Restated Loan and Security Agreement dated as of December 14, 2005 by and among Midwest Grain Processors Cooperative and Midwest Grain Processors, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 22, 2010)

10.2	First Amendment to Amended and Restated Loan and Security Agreement dated as of February 28, 2006 by and among Midwest Grain Processors Cooperative and Midwest Grain Processors, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated October 22, 2010)

10.3	Second Amendment to Amended and Restated Loan and Security Agreement dated as of March 31, 2006 by and among Midwest Grain Processors Cooperative and Midwest Grain Processors, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated October 22, 2010)

10.4	Third Amendment to Amended and Restated Loan and Security Agreement dated as of September 22, 2006 by and among Midwest Grain Processors, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated October 22, 2010)

10.5	Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of October 31, 2006 by and among Midwest Grain Processors, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated October 22, 2010)

10.6	Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of February 22, 2007 by and among Global Ethanol, LLC (formerly known as Midwest Grain Processors, LLC), as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, dated October 22, 2010)

10.7	Sixth Amendment to Amended and Restated Loan and Security Agreement dated as of May 25, 2007 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, dated October 22, 2010)

10.8	Seventh Amendment to Amended and Restated Loan and Security Agreement dated as of August 31, 2007 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, dated October 22, 2010)

10.9	Eighth Amendment to Amended and Restated Loan and Security Agreement dated as of November 30, 2007 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, dated October 22, 2010)

10.10	Ninth Amendment to Amended and Restated Loan and Security Agreement dated as of October 31, 2008 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, dated October 22, 2010)

10.11	Tenth Amendment to Amended and Restated Loan and Security Agreement dated as of December 22, 2008 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, dated October 22, 2010)

10.12	Eleventh Amendment to Amended and Restated Loan and Security Agreement dated as of March 4, 2009 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, dated October 22, 2010)

10.13	Forbearance Agreement and Twelfth Amendment to Amended and Restated Loan and Security Agreement dated as of July 31, 2009 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K, dated October 22, 2010)

10.14	Thirteenth Amendment to Amended and Restated Loan and Security Agreement and Forbearance Agreement dated as of September 30, 2009 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K, dated October 22, 2010)

10.15	Fourteenth Amendment to Amended and Restated Loan and Security Agreement and Second Amendment to Forbearance Agreement dated as of November 30, 2009 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K, dated October 22, 2010)

10.16	Fifteenth Amendment to Amended and Restated Loan and Security Agreement and Third Amendment to

Forbearance Agreement dated as of June 30, 2010 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K, dated October 22, 2010)

10.17	Sixteenth Amendment to Amended and Restated Loan and Security Agreement and Fourth Amendment to Forbearance Agreement dated as of October 22, 2010 by and among Green Plains Holdings II LLC (formerly known as Global Ethanol, LLC), as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K, dated October 22, 2010)

10.18	Support and Subordination Agreement dated as of October 22, 2010 by and among Green Plains Holdings II LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K, dated October 22, 2010)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 26, 2010	GREEN PLAINS RENEWABLE ENERGY, INC. (Registrant)

	By:	/s/ TODD A. BECKER
Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)

Date: October 26, 2010	By:	/s/ JERRY L. PETERS
Jerry L. Peters Chief Financial Officer (Principal Financial Officer)