Form 10-K
period 2010-12-31
Green Plains Renewable Energy, Inc.
filed 2011-03-04
CIK 1309402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Yes ☐  No ☒

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

Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the Company’s voting common stock held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the second quarter), based on the last sale price of the common stock on that date of $10.22, was approximately $165.7 million. For purposes of this calculation, executive officers, directors and holders of 10% or more of the registrant’s common stock are deemed to be affiliates of the registrant.

As of March 1, 2011, there were 36,101,888 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III herein. The Company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the period covered by this report on Form 10-K.

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

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” in this report or in any document incorporated by reference. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we compete, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation, risks related to closing and achieving anticipated results from acquisitions, and other risk factors detailed in our reports filed with the SEC. Actual results may differ from projected results due, but not limited, to unforeseen developments.

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

We are a leading, vertically-integrated producer, marketer and distributer of ethanol. We have grown rapidly, primarily through acquisitions, and today we have operations throughout the ethanol value chain. Our operations begin upstream with our agronomy and grain handling operations, continue through our approximately 680 million gallons per year, or mmgy, of ethanol production capacity and end downstream with our ethanol marketing, distribution and blending facilities. We focus on generating stable operating margins through our diversified business segments and our risk management strategy. We believe that owning and operating assets throughout the ethanol value chain enables us to mitigate the effects of changes in commodity prices on our profitability and differentiates us from companies focused only on ethanol production. Following is our visual presentation of the ethanol value chain:

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

Currently, we operate within the three segments outlined below:

•

Ethanol Production.  We operated a total of eight ethanol plants in Indiana, Iowa, Michigan, Nebraska and Tennessee, with approximately 680 mmgy of total ethanol production capacity at December 31, 2010. At capacity, these plants collectively will consume approximately 245 million bushels of corn and produce approximately 2.0 million tons of distillers grains annually. In February 2011, our bid to acquire an ethanol plant in Minnesota with approximately 55 mmgy of total ethanol production capacity was accepted by the bankruptcy court overseeing the auction process. We expect to close this acquisition in March 2011. We are focused on maximizing the operational efficiency at each of our plants in order to achieve the lowest cost per gallon of ethanol produced.

•

Agribusiness.  We operate three lines of business within our agribusiness segment: bulk grain, agronomy and petroleum. In our bulk grain business, we have 13 grain elevators with approximately 31.4 million bushels of total storage capacity. We sell fertilizer and other agricultural inputs and provide application services to area producers through our agronomy business. Additionally, we sell petroleum products including diesel, soydiesel, blended gasoline and propane, primarily to agricultural producers and consumers. We believe our bulk grain business provides synergies with our ethanol production segment as it supplies a portion of the feedstock for our ethanol plants.

•

Marketing and Distribution.  Our in-house, fee-based marketing business is responsible for the sales, marketing and distribution of all ethanol, distillers grains and corn oil produced at our eight ethanol plants. We also market and distribute ethanol for third-party ethanol producers with expected production totaling approximately 360 mmgy. Additionally, we hold a majority interest in Blendstar, LLC, which operates nine blending or terminaling facilities with approximately 495 mmgy of total throughput capacity in seven states in the south central United States.

Our Competitive Strengths

We believe we have created a platform that diversifies our revenues and income stream. Fundamentally, we focus on managing commodity price risks, improving operating efficiencies and controlling costs. We believe our competitive strengths include:

Disciplined Risk Management.  We believe risk management is a core competency of ours. Our primary focus is to lock in favorable operating margins whenever possible. We do not speculate on general price movements by taking unhedged positions on commodity products such as corn, ethanol or natural gas. Our comprehensive risk management platform allows us to monitor real-time commodity price risk exposure at each of our plants, and to respond quickly to lock in acceptable margins. By using a variety of risk management tools and hedging strategies, including our internally-developed real-time operating margin management system, we believe we are able to maintain a disciplined approach to risk management.

Demonstrated Asset Acquisition and Integration Capabilities.  We have demonstrated the ability to make strategic acquisitions that we believe create synergies with our vertically-integrated platform. Our belief is that acquiring and developing complementary businesses enhances our ability to mitigate risks. Our balance sheet allows us to be selective in that process. Since our inception, we have acquired or developed eight ethanol plants in addition to upstream grain elevators and agronomy businesses and downstream blending and distribution businesses. We believe these acquisitions have been successfully integrated into our business and have enhanced our overall returns.

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

Leading Vertically-Integrated Ethanol Producer.  We believe our operations throughout the ethanol value chain reduce our commodity and operating risks, and increase our pricing visibility and influence in key markets. Combined, we believe our agribusiness, ethanol production, and marketing and distribution businesses provide efficiencies across the ethanol value chain, from grain procurement to blending fuel. Our agribusiness operations help to reduce our supply risk by providing grain handling and storage capabilities for approximately 31.4 million bushels. Assuming full production capacity at each of our plants and those of our third-party ethanol producers, we would market and distribute more than one billion gallons of ethanol from twelve plants. Our majority interest in Blendstar allows us to source, store, blend and distribute ethanol and biodiesel across multiple states.

Proven Management Team.  Our senior management team brings an average of 21 years of commodity risk management and related industry experience. We have specific expertise across all aspects of the ethanol supply, production, and distribution chain – from agribusiness, to plant operations and management, to commodity markets and risk management, to ethanol marketing.

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

Pursue Consolidation Opportunities within the Ethanol Industry.  We continue to focus on the potential acquisition of additional ethanol plants. Throughout 2010, we were approached with opportunities to acquire existing ethanol plants. We believe those plants were available for a number of reasons including financial distress of a particular facility, a lack of operational expertise or a desire by existing owners to exit their original investment. We will continue to take a disciplined approach in evaluating new opportunities by considering whether the plants fit within the design, engineering and geographic criteria we have developed. We believe that our integrated platform, plant operations experience and disciplined risk management approach give us the ability to generate favorable returns from our acquisitions.

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

Invest in Next Generation Biofuel Opportunities.  We plan to continue our investment in the BioProcess Algae joint venture, which is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities. We believe this technology has specific applications with facilities, including ethanol plants, that emit carbon dioxide. The algae produced has the potential to be used for advanced biofuel production, high quality animal feed or as biomass for energy production.

Ethanol Industry Overview

The ethanol industry has grown significantly over the past several years, with production increasing from 1.4 billion gallons in 1998 to 13.2 billion gallons in 2010, according to the U.S. Energy Information Administration. While the market prices for our feedstock commodities are volatile and at times result in unprofitable ethanol operations, during the past three years, there have been few occasions where the simple crush spread, which we define as the market value of 2.8 gallons of ethanol less the cost of one bushel of corn (which represents the typical industry yield), has dropped to below $0.10 per gallon. We believe that ethanol will continue to experience increased demand in the United States as there remains a focus on reducing reliance on petroleum-based transportation fuels due to high and volatile oil prices, heightened environmental concerns, and energy independence and national security concerns. Also according to the U.S. Energy Information Administration, ethanol blends accounted for approximately 9.1% of the U.S. gasoline supply for the twelve months ended December 31, 2010. We believe ethanol’s environmental benefits, ability to improve gasoline performance, fuel supply extender capabilities, attractive production economics and favorable government incentives could enable ethanol to comprise an increasingly larger portion of the U.S. fuel supply as more fully described below:

•

Emissions Reduction.  Ethanol demand increased substantially in the 1990’s, when federal law began requiring the use of oxygenates in reformulated gasoline in cities with unhealthy levels of air pollution on a seasonal or year-round basis. These oxygenates included ethanol and MTBE which, when blended with gasoline, reduces vehicle emissions. Although the federal oxygenate requirement was eliminated in 2006, oxygenated gasoline continues to be used in order to help meet separate federal and state air emission standards. The refining industry has all but abandoned the use of MTBE making ethanol the primary clean air oxygenate currently used.

•

Octane Enhancer.  Ethanol, with an octane rating of 113, is used to increase the octane value of gasoline with which it is blended, thereby improving engine performance. It is used as an octane enhancer both for producing regular grade gasoline from lower octane blending stocks and for upgrading regular gasoline to premium grades.

•

Fuel Stock Extender.  Ethanol is a valuable blend component that is used by refiners in the United States to extend fuel supplies. According to the Energy Information Administration, from 2000 to 2010, ethanol as a component of the United States gasoline supply has grown from 1.3% to 9.0%. In 2010 alone, ethanol replaced the need for approximately 297 million barrels of oil in the United States.

•

E15 Blending Waiver.  In March 2009, Growth Energy, an ethanol industry trade association, and 54 ethanol producers requested that the U.S. Environmental Protection Agency, or EPA, approve the use of up to 15% ethanol blended with gasoline, or E15. In October 2010, the EPA approved the use of E15 in model year 2007 and newer passenger vehicles, including cars, SUVs and light pickup trucks. In January 2011, the EPA approved the use of E15 in model year 2001 to 2006 passenger vehicles. With these approvals, over 129 million vehicles or 60% of the passenger vehicles in service are eligible to use E15. We believe that ethanol blended in the U.S. gasoline supply is an important step towards the long-term introduction of more renewable fuels into the transportation sector. We also believe that increasing the ethanol blended in the domestic gasoline supply could have a positive impact on the demand for ethanol.

•

Economics of Ethanol Blending.  We believe that the costs ethanol producers incur in producing a gallon of ethanol currently are lower than the costs refiners incur in producing a gallon of petroleum-based gasoline. Ethanol’s favorable production economics are further enhanced in the United States by the Volumetric Ethanol Excise Tax Credit, or VEETC (commonly referred to as the “blender’s credit”), which can be captured by refiners or passed on to consumers for a benefit of $0.45 per gallon of ethanol. The blender’s credit was renewed in 2010 and is set to expire on December 31, 2011.

•

Mandated Use of Renewable Fuels.  In addition to the blender’s tax credit, the growth in ethanol usage has also been supported by legislative requirements dictating the use of renewable fuels, including ethanol. The Energy Independence and Security Act of 2007, confirmed by the EPA regulations on the Renewable Fuel Standard, or RFS 2, issued in February 2010 mandated a minimum usage of corn-derived renewable fuels of 12.0 billion gallons in 2010, increasing annually by 0.6 million gallons to 15.0 billion gallons in 2015.

Our Operating Segments

Ethanol Production Segment

Our ethanol production segment had the capacity to produce approximately 680 mmgy of ethanol as of December 31, 2010. Our ethanol plants also produce co-products such as wet, modified wet or dried distillers grains. Processing at full capacity, our plants will consume approximately 245 million bushels of corn and produce approximately 2.0 million tons of distillers grains annually. Our plants use a dry mill process to produce ethanol and co-products. We operate all of our ethanol plants through wholly-owned operating subsidiaries. A summary of these plants is outlined below:

Plant	Plant Production Capacity (mmgy)	Start Date	Technology	Land Owned (acres)	On Site Corn Storage Capacity (bushels)
Bluffton, Indiana	120	Sept. 2008	ICM	419	1,040,000
Central City, Nebraska(1)	100	July 2009	ICM	40	1,200,000
Lakota, Iowa(1)	100	Oct. 2010	ICM/Lurgi	230	1,410,000
Obion, Tennessee(2)	120	Nov. 2008	ICM	230	2,100,000
Ord, Nebraska(1)	55	July 2009	ICM	170	400,000
Riga, Michigan(1)	60	Oct. 2010	Delta-T	132	525,000
Shenandoah, Iowa	65	Aug. 2007	ICM	108	500,000
Superior, Iowa	60	July 2008	Delta-T	264	525,000

(1)	These plants operated under different ownership prior to the stated start date.
(2)	We lease an additional 129 acres of land near the Obion, Tennessee plant.

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

Our plants use corn as feedstock in the dry mill ethanol production process. Each of our plants requires, depending on their production capacity, approximately 20 million to 40 million bushels of corn annually. The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. Because the market price of ethanol is not directly related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn feedstock through adjustments to prices charged for their ethanol.

Our corn supply is obtained primarily from local markets. We utilize cash and forward fixed-price contracts with grain producers and elevators for the physical delivery of corn to our plants. At our Nebraska, Tennessee and Iowa plants, we maintain relationships with local farmers, grain elevators and cooperatives which serve as our primary sources of grain feedstock. Most farmers in the areas where our plants are located have stored their corn in their own dry storage facilities, which allows us to purchase much of the corn needed to supply our plants directly from farmers throughout the year. At our Bluffton, Lakota and Riga plants, we have contracted with a third-party grain originator to supply all of our corn requirements for ethanol production. These contracts terminate between November 2012 and September 2015. Each of our plants is also situated on rail lines that we can use to receive corn from other regions of the country, if local corn supplies are insufficient.

Corn is received at the plant by truck or rail, which is then weighed and unloaded in a receiving building. Storage bins are utilized to inventory grain, which is passed through a scalper to remove rocks and debris prior to processing. Thereafter, the corn is transported to a hammer mill where it is ground into coarse flour and conveyed into a slurry tank for enzymatic processing. Water, heat and enzymes are added to convert the complex starch molecules into simpler carbohydrates. The slurry is heated to reduce the potential of microbial contamination and pumped to a liquefaction tank where additional enzymes are added. Next, the grain slurry is pumped into fermenters, where yeast, enzymes, and nutrients are added, to begin a batch fermentation process. A beer column, within the distillation system, separates the alcohol from the spent grain mash. Alcohol is then transported through a rectifier column, a side stripper and a molecular sieve system where it is dehydrated to 200 proof. The 200 proof alcohol is then pumped to a holding tank and then blended with approximately two percent denaturant (usually natural gasoline) as it is pumped into finished product storage tanks.

Distillers Grains

The spent grain mash from the beer column is pumped into one of several decanter type centrifuges for dewatering. The water, or thin stillage, is pumped from the centrifuges and then to an evaporator where it is dried into a thick syrup. The solids, or wet cake, that exits the centrifuge are conveyed to the dryer system. The wet cake is dried at varying degrees, resulting in the production of distillers grains. Syrup might be reapplied to the wet cake prior to drying, providing nutrients if the distillers grains are to be used as animal feed. Distillers grains, the principal co-product of the ethanol production process, are principally used as high-protein, high-energy animal fodder and feed supplements marketed to the dairy, beef, swine and poultry industries. Distillers grains have alternative uses as burning fuel, fertilizer and weed inhibitors.

Dry mill ethanol processing potentially creates three forms of distillers grains, depending on the number of times the solids are passed through the dryer system; wet, modified wet and dried distillers grains. Wet distillers grains are processed wet cake that contains approximately 65% to 70% moisture. Wet distillers grains have a shelf life of approximately three days and can be sold only to dairies or feedlots within the immediate vicinity of an ethanol plant. Modified wet distillers grains, which have been dried further to approximately 50% to 55% moisture, have a slightly longer shelf life of approximately three weeks and are marketed to regional dairies and feedlots. Dried distillers grains, which have been dried more extensively to approximately 10% to 12% moisture, have an almost indefinite shelf life and may be stored, sold and shipped to any market regardless of its proximity to an ethanol plant.

Utilities

The production of ethanol requires significant amounts of natural gas, electricity and water.

Natural Gas.  Ethanol plants produce process steam from their own boiler systems and dry the distillers grains co-product via a direct gas-fired dryer. Depending on certain production parameters, our ethanol plants are expected to use approximately 22,000 to 32,000 British Thermal Units of natural gas per gallon of production. The price of natural gas can be volatile; therefore, we use hedging strategies to mitigate increases in gas prices. We have entered into certain service agreements for the natural gas required by our ethanol plants and pay tariff fees to these providers for transporting the gas through their pipelines to our plants.

Electricity.  Our plants require between 0.5 and 1.0 kilowatt hours of electricity per gallon of production. Local utilities supply necessary electricity to all of our ethanol plants at market-based rates.

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

Bulk Grain.  We buy bulk grain, primarily corn and soybeans, from area producers and provide grain drying and storage services to those producers. The grain is then sold to grain processing companies and area livestock producers. We have grain storage capacity of approximately 31.4 million bushels, not including the on-site storage capacity at each of our ethanol plants. This capacity supports the grain merchandising activities and our Lakota, Obion, Shenandoah and Superior ethanol plant operations. These bulk grain commodities are readily traded on commodity exchanges and inventory values are affected by market changes and spreads. To attempt to reduce risk due to market fluctuations from purchase and sale commitments, we enter into exchange-traded futures and options contracts designed to serve as economic hedges.

Agronomy.  We have agronomists on staff who consult and provide services to our customers. The agronomy division also sells dry and liquid fertilizer and agricultural inputs, such as chemicals, seed and supplies that we buy wholesale, and provides application services to area producers. Having these experts on staff, coupled with the wide variety of agricultural products we offer, allows us to provide customized attention and build long-term relationships with our customers.

Petroleum.  A portion of our business consists of selling diesel, soydiesel, blended gasoline and propane that we buy wholesale, primarily to agricultural producers and consumers. We believe this business line demonstrates our ability to provide a range of fuel products that support the local communities in which we are located.

We own approximately 134 acres of land in seven locations in Northwest Iowa, near our Superior ethanol plant, for our agribusiness operations with licensed grain storage capacity of approximately 16.9 million bushels, 3.6 million gallons of liquid fertilizer storage and 12,000 tons of dry fertilizer storage. We own approximately 38 acres of land in five locations in western Tennessee, in the general region of our Obion ethanol plant, for our agribusiness operations with licensed grain storage capacity of approximately 11.7 million bushels. We also own approximately 11 additional acres of land at our grain elevator in Essex, Iowa, near our Shenandoah ethanol plant, with licensed grain storage capacity of approximately 2.8 million bushels.

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

Marketing and Distribution Segment

We have an in-house, fee-based marketing business which is responsible for sales of Company-produced corn oil, along with marketing and distribution of all ethanol and distillers grains produced at our eight ethanol plants. We also market and distribute ethanol for third-party ethanol producers. Assuming full production capacity at each of our plants and those of our third-party ethanol producers, we would market and distribute more than one billion gallons of ethanol. Our majority interest in Blendstar allows us to source, store, blend and distribute biodiesel and ethanol, including our production and that of other producers, across multiple states.

Marketing

We market our ethanol and that of our third-party producers to many different customers on a local, regional and national basis. In addition, during 2010 we began purchasing ethanol from other independent producers to realize price arbitrages that may exist. These transactions are expected to increase in volume in 2011. Local markets are the easiest to service because of their close proximity to the related production facility. To achieve the best prices for the ethanol that we market, we sell into local, regional and national markets under sales agreements with integrated energy companies, jobbers, retailers, traders and resellers. Under these agreements, ethanol is priced under fixed and indexed pricing arrangements. Deliveries to the majority of the local markets, within 150 miles of the plants, are generally transported by truck, and deliveries to more distant markets are shipped by rail using major U.S. rail carriers.

The market for distillers grains generally consists of local markets for wet, modified wet and dried distillers grains, and national markets for dried distillers grains. If all of our distillers grains were marketed in the form of dried distillers grains, we expect that our ethanol plants would produce approximately 2.0 million tons of distillers grains annually. In addition, the market can be segmented by geographic region and livestock industry. The bulk of the current demand is for dried distillers grains delivered to geographic regions without significant local corn or ethanol production. Our market strategy includes shipping a substantial amount of distillers grains as dried distillers grains to regional and national markets by rail.

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

Corn Oil

Recently, we began implementing corn oil extraction technology at our six legacy ethanol plants. We expect the implementation of corn oil extraction at our plants will be completed by the end of the second quarter of 2011. As of December 31, 2010, we were operating corn oil extraction systems at our Lakota, Obion, Ord and Riga plants. The corn oil systems are designed to extract non-edible corn oil from the thin stillage evaporation process immediately prior to production of distillers grains. Corn oil is produced by processing syrup and evaporated thin stillage, through a decanter style centrifuge or a disk stack style centrifuge. Corn oil has a lower density than water or solids which make up the syrup. The centrifuges separate the relatively light oil from the heavier components of the syrup, eliminating the need for significant retention time. De-oiled syrup is returned to the process for blending into wet, modified, or dry distillers grains. The corn oil product is primarily marketed as a livestock feed supplement or to the biodiesel market.

Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides. Our corn oil is primarily sold to biodiesel manufactures and, to a lesser extent, feed lot and poultry markets. We generally transport our corn oil by truck to locations in a close proximity to our ethanol plants, primarily in the southeastern and midwestern regions of the U.S.

Transportation and Delivery

Four of our plants are designed with unit-train load out capabilities and all have access to railroad mainlines. To meet the challenge of marketing ethanol and distillers grains to diverse market segments, five of our plants have extensive rail siding capable of handling more than 150 railcars at their production facilities while the three other plants have rail siding that can accommodate approximately 90 railcars at their respective locations. At certain of our locations, we have large loop tracks which enable loading of unit trains of both ethanol and dried distillers grains, as well as spurs connecting the site’s rail loop to the railroad mainline or spurs that allow movement and storage of railcars on-site. These rail lines allow us to sell our products to various regional and national markets. The rail providers for our ethanol plants can switch cars to most of the other major railroads, allowing the plants to easily ship ethanol and distillers grains throughout the United States.

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

Risk Management and Hedging Activities

The profitability of our operations and our industry are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains and natural gas. Because the market prices among these commodities are not always correlated at times ethanol production may be unprofitable. We believe that ineffective commodity price risk management was a primary reason for the distressed conditions the ethanol industry faced in late 2008 and through the first 6 months of 2009 as ethanol producers had entered into fixed-price corn contracts, or built large inventory positions, in order to ensure corn supply. When corn and ethanol prices declined, these producers were unable to profitably produce ethanol given their higher feedstock costs. We believe the ethanol industry as a whole has and continues to demonstrate more discipline on utilizing risk management tools to avoid the issues experienced in late 2008 and early 2009.

We enter into forward contracts to supply a portion of our respective ethanol and distillers grains production or to purchase a portion of our respective corn or natural gas requirements in an attempt to partially offset the effects of volatility of ethanol, distillers grains, corn and natural gas prices. To a much lesser extent, we also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and ethanol from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to physically receive or deliver the commodities involved. Hedging arrangements also expose us to the risk of financial loss in situations where the counterparty to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the price of the commodity underlying the hedging agreement and the actual prices paid or received by us for the physical commodity bought or sold. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled in the same time frame as the physical commodity is either purchased (corn and natural gas) or sold (ethanol, distillers grains and corn oil). Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol, distillers grains and corn oil. We also vary the amount of hedging or other risk mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. By using a variety of risk management tools and hedging strategies, including our internally-developed real-time operating margin management system, we believe our approach to risk management allows us to monitor real-time operating price risk exposure at each of our plants and to respond quickly to lock in acceptable margins. In addition, our multiple business lines and revenue streams help diversify our operations and profitability.

Merger and Acquisition Activity

In October 2008, we completed a merger with VBV, LLC that resulted in our ownership of the Bluffton and Obion plants. Simultaneously with the closing of the merger, NTR plc, a leading international developer and operator in renewable energy and sustainable waste management and the majority equity holder of VBV prior to the merger, through its wholly-owned subsidiaries, invested $60 million in us by purchasing newly-issued shares of our common stock.

In January 2009, we acquired a majority interest in biofuel terminal operator Blendstar, LLC for $8.9 million. The acquisition of Blendstar was a strategic investment within the ethanol value chain whose operations are included in our marketing and distribution segment.

In July 2009, we acquired the membership interests in two limited liability companies that owned ethanol plants in Central City and Ord, Nebraska for approximately $121 million. These plants, which are a part of our ethanol production segment, were acquired to add to our overall ethanol and distillers grains production. The Central City and Ord plants added expected operating capacity totaling 150 mmgy. Following implementation of process improvements, they are now operating at approximately 155 mmgy.

In April 2010, we acquired agribusiness operations in western Tennessee which include five grain elevators with federally licensed grain storage capacity of 11.7 million bushels for $25.7 million. The five grain elevators and other assets acquired are included in our agribusiness segment.

In October 2010, we acquired Global Ethanol, LLC, which owned two operating ethanol plants with a combined production capacity of approximately 157 mmgy for approximately $174.2 million. These plants, which currently are operating at approximately 160 mmgy and are part of our ethanol production segment, were acquired to add to our overall ethanol, distillers grains and corn oil production.

In February 2011, we announced that our bid to purchase certain assets of Otter Tail Ag Enterprises, LLC was accepted by the bankruptcy court overseeing the auction process. The 55 mmgy dry-mill ethanol plant being acquired is located near Fergus Falls, Minnesota. The asset purchase is expected to close in March 2011. We will finance the $55 million acquisition with cash and financing from a group of nine lenders, led by AgStar Financial Services. The expected impact of this transaction on our production capacity and operations has not been included throughout this report as the transaction had not closed as of the date of this filing.

Algae Joint Venture

In November 2008, we formed a joint venture to commercialize algae production as part of our commitment to next-generation biofuels. BioProcess Algae LLC is a joint venture between us, Clarcor Inc., BioProcessH2O LLC and NTR. Using advanced photobioreactor technology developed from base technology licensed from BioProcessH2O, BioProcess Algae currently is producing algae at a pilot plant located at our Shenandoah ethanol plant, sustained by the plant’s recycled heat, water and carbon dioxide. We believe algae production fits well into our business model since we already engage in the business of marketing biofuel and feed products. The algae produced have the potential to be used for advanced bio-fuel production, high quality animal feed, or as biomass for energy production, but our current primary focus is on efficiently capturing carbon dioxide to grow and harvest algae.

Construction of Phase II, which began during the third quarter of 2010, was completed and the Grower Harvester bioreactors were successfully started up in January 2011. Phase II allows for verification of growth rates, energy balances and operating expenses, which are considered to be some of the key steps to commercialization. The Iowa Power Fund awarded BioProcess Algae an additional grant to continue the research and development of the Grower Harvester technology, and the remaining cost of the Phase II project was shared by the joint venture partners. As part of the Phase II funding, we increased our ownership in BioProcess Algae to 35%.

Our Competition

Domestic Ethanol Competitors

We compete with numerous other ethanol producers located throughout the United States, several of which have much greater resources, in the sales of ethanol and distillers grains. In 2010, the three largest ethanol producers in North America were Archer-Daniels-Midland Company, POET, LLC and Valero Energy Corporation. We believe that our principal competitors’ expected managed production capacity and ethanol marketed ranges between approximately 200 mmgy and approximately 1,800 mmgy. Based on production capacity as reported by Ethanol Producer Magazine, we believe we are the fourth largest ethanol producer in North America. According to Ethanol Producer Magazine, as of December 31, 2010, there were 214 ethanol-producing plants within the United States, capable of producing 14.1 billion gallons of ethanol annually, as well as several new plants that were under construction or expanding their capacity. The industry typically does not operate at 100% of capacity with historical rates of annual production to available plant capacity averaging in the high 80 percent to the low 90 percent range. We believe that by the end of 2011, annual U.S. ethanol production capacity could reach 14.5 billion gallons.

Competition for corn supply from other ethanol plants and other corn consumers exists in all areas and regions in which our plants operate. According to Ethanol Producer Magazine, as of December 31, 2010, there were 42 operational ethanol plants in Iowa. The plants are concentrated, for the most part, in the northern and central regions of the state where a majority of the corn is produced. As of December 31, 2010, the state of Nebraska had 25 operating ethanol plants and one under construction. The state of Indiana had 13 operating ethanol plants with one under construction. The state of Tennessee had only two operational ethanol production facilities. The state of Michigan had 5 operational ethanol plants.

Foreign Ethanol Competitors

We also face competition from foreign producers of ethanol and such competition may increase significantly in the future. Large international companies with much greater resources than ours have developed, or are developing, increased foreign ethanol production capacities. Brazil is the world’s second largest ethanol producer. Brazil makes ethanol primarily from sugarcane. Several large companies produce ethanol in Brazil. For example, in August 2010, Royal Dutch Shell formed a joint venture with Cosan, which produces approximately 450 mmgy of sugar-based ethanol per year.

Ethanol produced in foreign countries, from sugarcane or other feed stocks imported into the United States, is subject to an import tariff of $0.54 per gallon. Production imported from the Caribbean region is eligible for tariff reduction or elimination under a program known as the Caribbean Basin Initiative. Large multinational companies have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Depending on feed stock prices, ethanol imported from Caribbean Basin countries may be less expensive than domestically-produced ethanol though transportation and infrastructure constraints may temper the market impact on the United States.

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

Regulatory Matters

Government Ethanol Programs, Policies and Subsidies

In an effort to reduce this country’s dependence on foreign oil, federal and state governments have enacted numerous policies, incentives and subsidies to encourage the usage of domestically-produced alternative fuel solutions. The U.S. ethanol industry has benefited significantly as a direct result of these policies. While historically the ethanol industry has been dependent on economic incentives, the need for such incentives may diminish as the acceptance of ethanol as a primary fuel and as a fuel extender continues to increase.

Passed in 2007 as part of the Energy Independence and Security Act, a federal Renewable Fuels Standard, or RFS, has been and will continue to be a driving factor in the growth of ethanol usage. As mandated by the RFS, 12.6 billion gallons of conventional biofuels, which corn-based ethanol falls under, must be blended into the U.S. fuel supply in 2011. This requirement progressively increases up to 15.0 billion gallons by 2015.

To further drive growth in the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. In October 2010, the EPA approved E15 for use in model year 2007 and newer model passenger vehicles, including cars, SUVs and light pickup trucks. In January 2011, the EPA ruled that E15 was also approved for use in model year 2001 through 2006 passenger vehicles. The Department of Energy is funding research by two Kettering University mechanical engineering professors on how cars from the 1990s react to E15. The Kettering study is among several that may help the EPA determine whether E15 is safe in older cars. We believe this increased blend rate will have a positive impact on demand for ethanol.

Another major benefit to the industry is the Volumetric Ethanol Excise Tax Credit, or VEETC (often commonly referred to as the “blender’s credit”) created by the American Jobs Creation Act of 2004. This credit allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. Currently, the blender’s credit is set to expire in December 31, 2011. There can be no assurances that the blenders’ credit will be extended at the end of 2011.

In July 2010, Growth Energy called for the redirection and eventual phasing out of government support for ethanol in return for a level playing field in fuel distribution. The “Fueling Freedom” plan calls for the phasing out of the blenders credit and import tariff over time, by redirecting a portion of those funds to build out the infrastructure for the distribution and use of ethanol, and shifting the remaining portion away from oil companies. The primary elements of the plan include:

•

VEETC credits currently going to the oil industry as an incentive for blending ethanol into gasoline would be redirected to provide incentive for the build-out of distribution infrastructure for ethanol, possibly in the form of tax credits for retailers to install 200,000 blender pumps and federal backing of ethanol pipelines. This would provide Americans the access to choose ethanol in an open and free market, and would allow for the elimination of the tax supports over time.

•

Requiring that all automobiles sold in the United States be flex-fuel vehicles. Assuming that consumers purchase an average of 14 to 15 million vehicles annually, it would take an estimated nine years to replace the 120 million vehicles in the United States. This would require no additional cost to taxpayers and a minimal cost of approximately $120 per vehicle to vehicle manufacturers.

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

In addition to these federal standards, many states have taken other steps to encourage ethanol consumption including tax credits, mandated blend rates and subsidies.

Environmental and Other Regulation

Our ethanol production and agribusiness activities are subject to environmental and other regulations. We obtain environmental permits to construct and operate our ethanol plants.

Ethanol production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. In February 2010, the EPA released its final regulations on the Renewable Fuels Standard, or RFS 2. We believe these final regulations grandfather our plants at their current operating capacity, though expansion of our plants will need to meet a threshold of a 20% reduction in greenhouse gas, or GHG emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS 2 mandate. In order to expand capacity at our plants, we may be required to obtain additional permits, install advanced technology, or reduce drying of certain amounts of distillers grains.

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

Employees

As of December 31, 2010, we had 605 full-time, part-time and temporary or seasonal employees. At that date, we employed 72 people, including 35 employees of Green Plains Trade, at our corporate office in Omaha, 111 employees at our Iowa agribusiness operations, 43 employees at our Tennessee agribusiness operations, 10 employees at Blendstar and the remainder at our eight ethanol plants.

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

The results of our ethanol production business are highly impacted by commodity prices, including the spread between the cost of corn and natural gas that we must purchase, and the price of ethanol and distillers grains that we sell. Prices and supplies are subject to and determined by market forces over which we have no control, such as weather, domestic and global demand, shortages, export prices, and various governmental policies in the United States and around the world. As a result of price volatility for these commodities, our operating results may fluctuate substantially. Increases in corn or natural gas prices or decreases in ethanol or distillers grains prices may make it unprofitable to operate our plants. No assurance can be given that we will be able to purchase corn and natural gas at, or near, current prices and that we will be able to sell ethanol or distillers grains at, or near, current prices. Consequently, our results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol or distillers grains.

In early 2006, the spread between ethanol and corn prices was at historically high levels, driven in large part by oil companies removing a competitive product, methyl tertiary butyl ether, or MTBE, from the fuel stream and replacing it with ethanol in a relatively short time period. However, since that time, this spread has fluctuated widely and narrowed significantly. Fluctuations are likely to continue to occur. A sustained narrow spread or any further reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect our results of operations and financial position. Further, combined revenues from sales of ethanol and distillers grains could decline below our marginal cost of production, which could cause us to suspend production at some or all of our plants.

Our risk management strategies, including hedging transactions, may be ineffective and may expose us to decreased liquidity.

In an attempt to partially offset the effects of volatility of ethanol, distillers grains, corn oil, corn and natural gas prices, we enter into forward contracts to sell a portion of our respective ethanol, distillers grains and corn oil production or to purchase a portion of our respective corn or natural gas requirements. To a much lesser extent, we also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas, ethanol and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to physically receive or deliver the commodities involved. Hedging arrangements also expose us to the risk of financial loss in situations where the counterparty to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the price of the commodity underlying the hedging agreement and the actual prices paid or received by us for the physical commodity bought or sold. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled in the same time frame as the physical commodity is either purchased (corn and natural gas) or sold (ethanol, distillers grains and corn oil). Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol, distillers grains and corn oil. We also vary the amount of hedging or other risk mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. We cannot assure you that our risk management and hedging activities will be effective in offsetting the effects of volatility. If we fail to offset such volatility, our results of operations and financial position may be adversely affected.

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

Corn Oil.    Corn oil is marketed as a feedstock for biodiesel and, therefore, the price of corn oil is affected by demand for biodiesel. In general, corn oil prices follow the same price trends as heating oil and soybean oil. Corn oil revenues historically have not been significant to our business; however, our business may be materially affected by price volatility of corn oil in the future as we expand our corn oil production.

Our existing debt arrangements require us to abide by certain restrictive loan covenants that may hinder our ability to operate and reduce our profitability.

The loan agreements governing secured debt financing at our subsidiaries and the convertible debt issued in November 2010 contain a number of restrictive affirmative and negative covenants. These covenants limit the ability of our subsidiaries to, among other things, incur additional indebtedness, make capital expenditures above certain limits, pay dividends or distributions, merge or consolidate, or dispose of substantially all of their assets.

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

In the past, we have received waivers from our lenders for failure to meet certain financial covenants and have amended our subsidiary loan agreements to change these covenants if they have not been met. For example, during 2010, loan agreements for Bluffton and Central City were amended to reduce certain financial covenants related to the fixed coverage ratio. No assurance can be given that, if we are unable to comply with these covenants in the future, we will be able to obtain the necessary waivers or amend our subsidiary loan agreements to prevent a default. Default by us or any of our subsidiaries with respect to any loan in excess of $10.0 million constitutes an event of default under our convertible senior notes, which could result in the convertible senior notes being declared due and payable.

Additionally, in October 2010 we acquired Global Ethanol, LLC, which we renamed Green Plains Holdings II LLC, or Holdings II. Global Ethanol’s lenders had agreed, during a specified forbearance period, to not exercise any right or remedy under its credit agreement for specified defaults related to certain loan covenants that it had been unable to satisfy. Upon closing of the Global Ethanol acquisition, Holdings II entered into an amendment to the existing credit agreement which modifies existing covenants and extends the forbearance period to April 30, 2013. If any future defaults under Holdings II’s credit agreement occur, the lenders are permitted to accelerate the maturity date on the outstanding balance. In connection with the closing of our acquisition of Global Ethanol, we contributed $10 million of cash to Holdings II, of which $6.0 million was utilized to reduce outstanding debt. Notwithstanding these actions, we cannot assure you that Holdings II will be able to comply with the new covenants going forward or obtain additional waivers for non-compliance.

We may fail to realize all of the anticipated benefits of mergers and acquisitions that we have undertaken or may undertake because of integration challenges.

We have increased the size of our operations significantly through mergers and acquisitions and intend to continue to explore potential merger or acquisition opportunities. For example, in April 2010 we acquired additional agribusiness operations in western Tennessee that included five grain elevators with federally licensed storage capacity of 11.7 million bushels. In October 2010, we acquired Global Ethanol, which owns two operating ethanol plants with a combined annual production capacity of approximately 157 million gallons of ethanol. The anticipated benefits and cost savings of such mergers and acquisitions may not be realized fully, or at all, or may take longer to realize than expected. Acquisitions involve numerous risks, any of which could harm our business, including:

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

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The RFS mandate level for 2011 of 12.6 billion gallons approximates current domestic production levels. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the blender’s credit and the RFS. Any significant increase in production capacity beyond the RFS level might have an adverse impact on ethanol prices. Additionally, the RFS mandate with respect to ethanol derived from grain could be reduced or waived entirely. A reduction or waiver of the RFS mandate could adversely affect the prices of ethanol and our future performance.

The volumetric ethanol excise tax credit, or VEETC, is currently set to expire on December 31, 2011. Referred to as the blender’s credit, VEETC provides companies with a tax credit to blend ethanol with gasoline. The Food, Conservation and Energy Act of 2008, or the 2008 Farm Bill, amended the amount of tax credit provided under VEETC to 45 cents per gallon of pure ethanol and 38 cents per gallon for E85, a blended motor fuel containing 85% ethanol and 15% gasoline. The elimination or further reduction of VEETC or other federal tax incentives to the ethanol industry may have an adverse impact on our business by reducing the demand and market price for the ethanol we produce.

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

Ethanol production from corn has not been without controversy. Although many trade groups, academics and governmental agencies have supported ethanol as a fuel additive that promotes a cleaner environment, others have criticized ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels and potentially depleting water resources. Some studies have suggested that corn-based ethanol is less efficient than ethanol produced from switchgrass or wheat grain and that it negatively impacts consumers by causing prices for dairy, meat and other foodstuffs from livestock that consume corn to increase. Additionally, ethanol critics contend that corn supplies are redirected from international food markets to domestic fuel markets. If negative views of corn-based ethanol production gain acceptance, support for existing measures promoting use and domestic production of corn-based ethanol could decline, leading to reduction or repeal of federal mandates which would adversely affect the demand for ethanol. These views could also negatively impact public perception of the ethanol industry and acceptance of ethanol as an alternative fuel.

Beyond the federal mandates, there are limited markets for ethanol. Discretionary blending and E85 blending are important secondary markets. Discretionary blending is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. A reduction in the demand for our products may depress the value of our products, erode our margins, and reduce our ability to generate revenue or to operate profitably. Consumer acceptance of E85 fuels and flexible-fuel technology vehicles is needed before ethanol can achieve any significant growth in market share.

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

Our plants emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its final regulations on RFS 2. We believe these final regulations grandfather our plants at their current operating capacity, though expansion of our plants will need to meet a threshold of a 20% reduction in GHG emissions from a 2005 baseline measurement for the ethanol over current capacity to be eligible for the RFS 2 mandate. The EPA issued its final rule on GHG emissions from stationary sources under the Clean Air Act in May 2010. These final rules may require us to apply for additional permits for our ethanol plants. Additionally, legislation is pending in Congress on a comprehensive carbon dioxide regulatory scheme, such as a carbon tax or cap-and-trade system. In order to expand capacity at our plants, we may have to apply for additional permits, install advanced technology, or reduce drying of certain amounts of distillers grains. We may also be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with other future law or regulation. Compliance with future law or regulation of carbon dioxide, or if we choose to expand capacity at certain of our plants, compliance with then-current regulation of carbon dioxide, could be costly and may prevent us from operating our plants as profitably, which may have a material adverse impact on our operations, cash flows and financial position.

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

Our agribusiness operations are subject to government regulation and regulation by certain private sector associations, compliance with which can impose significant costs on our business. Failure to comply with such regulations can result in additional costs, fines or criminal action. Production levels, markets and prices of the grains we merchandise are affected by federal government programs, which include acreage control and price support programs of the USDA. In addition, grain that we sell must conform to official grade standards imposed by the USDA. Other examples of government policies that can have an impact on our business include tariffs, duties, subsidies, import and export restrictions and outright embargos. Changes in government policies and producer supports may impact the amount and type of grains planted, which in turn, may impact our ability to buy grain in our market region. Because a portion of our grain sales are to exporters, the imposition of export restrictions or tariffs could limit our sales opportunities.

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

We buy and sell various other commodities within our agribusiness division, some of which are readily traded on commodity futures exchanges. For example, we sell agronomy products to producers which necessitate the purchase of large volumes of fertilizer and chemicals for retail sale. Fixed-price purchase obligations and carrying inventories of these products subject us to the risk of market price fluctuations for periods of time between the time of purchase and final sale. Weather, economic, political, environmental and technological conditions and developments, both local and worldwide, as well as other factors beyond our control, can affect the supply and demand of these commodities and expose them to liquidity pressures due to rapidly rising or falling market prices. Changes in the supply and demand of these commodities can also affect the value of inventories held for resale, as well as the price of raw materials. Fluctuating costs of inventory and prices of raw materials could decrease operating margins and adversely affect profitability.

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

As of December 31, 2010, our total debt was $669.0 million. Our level of debt could have significant consequences to our shareholders, including the following:

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

Our ability to make scheduled payments of principal and interest, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow in the future sufficient to service our debt because of factors beyond our control, including but not limited to the spread between corn prices and ethanol and distillers grains prices. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Despite our current debt levels, we and our subsidiaries may incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite our current debt levels, we and our subsidiaries may incur additional debt in the future, including secured debt. We and certain of our subsidiaries are not currently restricted under the terms of our debt from incurring additional debt, pledging assets, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the debt but that could diminish our ability to make payments thereunder.

We operate in capital intensive businesses and rely on cash generated from operations and external financing. Limitations on access to external financing could adversely affect our operating results.

Some ethanol producers have faced financial distress recently, culminating with bankruptcy filings by several companies over the past three years. This, in combination with continued volatility in the capital markets has resulted in reduced availability of capital for the ethanol industry generally. Construction of our plants and anticipated levels of required working capital were funded under long-term credit facilities. Increases in liquidity requirements could occur due to, for example, increased commodity prices. Our operating cash flow is dependent on our ability to profitably operate our businesses and overall commodity market conditions. In addition, we may need to raise additional financing to fund growth of our businesses. In this market environment, we may experience limited access to incremental financing. This could cause us to defer or cancel growth projects, reduce our business activity or, if we are unable to meet our debt repayment schedules, cause a default in our existing debt agreements. These events could have a materially adverse effect on our operations and financial position.

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

We conduct most of our operations through subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to generate free cash flow. Moreover, some of our subsidiaries are currently, or are expected in the future to be, limited in their ability to pay dividends or make distributions to us by the terms of their financing agreements. Consequently, we are not able to rely on the cash flow from one subsidiary to satisfy the loan obligations of another subsidiary. As a result, if a subsidiary is unable to satisfy its loan obligations, we may not be able to prevent a default on the loan by providing additional cash to that subsidiary, even if sufficient cash exists elsewhere in our consolidated organization.

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

In the United States, we compete with other corn processors and refiners, including Archer-Daniels-Midland Company, POET, LLC and Valero Energy Corporation. Some of our competitors are divisions of larger enterprises and have greater financial resources than we do. Although some of our competitors are larger than we are, we also have many smaller competitors. Farm cooperatives comprised of groups of individual farmers have been able to compete successfully. As of December 31, 2010, the top ten domestic producers accounted for approximately 50.4% of all production, with production capacities ranging from approximately 200 mmgy to 1,800 mmgy. If our competitors consolidate or otherwise grow and we are unable to similarly increase our size and scope, our business and prospects may be significantly and adversely affected.

Our competitors also include plants owned by farmers who earn their livelihood through the sale of corn, and competitors whose primary business is oil refining and retail gasoline sales.

Depending on commodity prices, foreign producers may produce ethanol at a lower cost than we can, which may result in lower ethanol prices which would adversely affect our financial results.

There is a risk of foreign competition in the ethanol industry. Brazil is currently the second largest ethanol producer in the world. Brazil’s ethanol production is sugarcane based, as opposed to corn based, and has historically been less expensive to produce. Other foreign producers may be able to produce ethanol at lower input costs, including costs of feedstock, facilities and personnel, than we can.

At present, there is a 54 cent per gallon tariff on foreign ethanol. However, this tariff might not be sufficient to deter overseas producers from importing ethanol into the domestic market, resulting in depressed ethanol prices. It is also important to note that the tariff on foreign ethanol is the subject of ongoing controversy and disagreement amongst lawmakers. Many lawmakers attribute increases in food prices to growth in the ethanol industry. They see foreign competition in ethanol production as a means of reducing food prices. Additionally, the tariff on ethanol is controversial internationally because critics contend that it diverts corn from export and impedes Latin American agricultural development.

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

We have had a history of operating losses from 2006 to 2008, and may incur operating losses in the future, which could be substantial. Although we recently achieved profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis, which could result in a decrease in the trading price of our common stock.

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

Distillers grains is a co-product from the fermentation of various crops, including corn, to produce ethanol. Antibiotics may be utilized during the fermentation process to control bacterial contamination; therefore antibiotics may be present in small quantities in distillers grains marketed as animal feed. The U.S. Food and Drug Administration’s, or FDA’s, Center for Veterinary Medicine has expressed concern about potential animal and human health hazards from the use of distillers grains as an animal feed due to the possibility of antibiotic residues. As a result, the market value of this co-product could be diminished if the FDA were to introduce regulations that limit the sale of distillers grains in the domestic market or for export to international markets, which in turn would have a negative impact on our profitability. In addition, if public perception of distillers grains as an acceptable animal feed were to change or if the public became concerned about the impact of distillers grains in the food supply, the market for distillers grains would be negatively impacted, which would have a negative impact on our profitability.

We may fail to realize the anticipated benefits of implementing corn oil extraction technology at our ethanol plants.

We recently have begun to implement corn oil extraction technology at each of our ethanol plants. Installation of such technology and extraction of corn oil at projected levels may not be achieved due to implementation issues, emulsion issues or similar factors. We may fail to realize the expected profits based either on extraction issues or market prices for such co-product once extracted.

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

In selling ethanol, distillers grains and corn oil we may experience concentrations of credit risk from a variety of customers, including major integrated oil companies, large independent refiners, petroleum wholesalers, other marketers and jobbers. We are also exposed to credit risk resulting from sales of grain to large commercial buyers, including other ethanol plants. Our fixed-price forward contracts also result in credit risk when prices change significantly prior to delivery. We continually monitor this credit risk exposure. In addition, we may prepay for or make deposits on undelivered inventories. Concentrations of credit risk with respect to inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs. The inability of a third party to make payments to us for our accounts receivable or to provide inventory to us on advances made may cause us to experience losses and may adversely impact our liquidity and our ability to make our payments when due.

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

Our success depends, in part, on our ability to attract and retain competent personnel. For each of our plants, qualified managers, engineers, operations and other personnel must be hired. Competition for both managers and plant employees in the ethanol industry can be intense, and we may not be able to attract and retain qualified personnel. If we are unable to hire and retain productive and competent personnel, the amount of ethanol we produce may decrease and we may not be able to efficiently operate our ethanol plants and execute our business strategy.

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

As of December 31, 2010, subsidiaries of NTR, plc, Wilon Holdings, S.A., and Wayne Hoovestol, a director and our former Chief Executive Officer, beneficially own approximately 31.1%, 5.7% and 2.6%, respectively, of our outstanding common stock. NTR, Wilon and Mr. Hoovestol have entered into a Shareholders’ Agreement with us in which NTR had the right to designate four individuals to be nominated to our board, so long as it owned more than 33.5% of our outstanding stock, and Wilon has the right to designate one individual to be nominated to our board, so long it holds more than 2.5% of our outstanding stock. NTR, Wilon and Mr. Hoovestol have agreed to vote for such nominees at any meeting of shareholders for the purpose of electing directors. Although NTR’s ownership recently has dropped below the level contractually required to designate four individuals to our board, it continues to hold a significant percentage of our stock. As a result of such ownership, these persons have the ability to control the composition of our Board of Directors and significantly influence other matters requiring shareholder approval including mergers and other significant transactions. These shareholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership could present or delay a change of control of us or deprive shareholders of a right to receive a premium for their shares as part of our sale, which could also affect the market price of our common stock.

A significant percentage of our outstanding voting stock is held by a concentrated number of shareholders which could impact your liquidity.

As of December 31, 2010, approximately 44.1% of our outstanding common stock is held by NTR, Wilon, and our executive officers and directors. Continued concentrated ownership could result in fewer shares being available to be traded in the market, resulting in reduced liquidity. In addition, a decision by one or more large shareholder to liquidate its holdings could adversely affect the trading price of our stock. On August 11, 2010, the SEC declared effective the S-3 Registration Statement we had filed at the request of NTR to register the resale of 11,227,653 shares of our common stock representing all of NTR’s shares, as permitted under the Shareholders’ Agreement. The registration statement will permit NTR to sell some or all of its shares without restriction. The registration of these shares of common stock does not necessarily mean that NTR will offer or sell any of these shares.

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

Certain provisions in the convertible notes and the related indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the notes will have the right to require us to repurchase their notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their notes in connection with such takeover. In either case, and in other cases, our obligations under the notes and the related indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

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

Corporate

We currently lease approximately 11,800 square feet of office space at 9420 Underwood Avenue, Suite 100 in Omaha, Nebraska for our corporate headquarters, which houses our corporate administrative functions and commodity trading operations. This lease expires in October 2011. We have entered into a lease with a term of sixty-six months, effective on the later of our occupancy or June 1, 2011, to occupy 22,224 square feet of office space at 450 Regency Parkway in Omaha, Nebraska.

Ethanol Production Segment

As disclosed and detailed in our discussion of the ethanol production segment, we own a total of approximately 1,593 acres of land in eight locations with a combined plant production capacity of 680 mmgy. We also lease approximately 129 acres of land near our Obion plant. We believe that the property owned and leased at the sites of our eight ethanol plants will be adequate to accommodate our current needs, as well as potential expansion, at those sites.

Agribusiness Segment

We own approximately 134 acres of land in seven locations in Northwest Iowa, near our Superior ethanol plant, for our agribusiness operations with licensed grain storage capacity of approximately 15.8 million bushels, 3.6 million gallons of liquid fertilizer storage and 12,000 tons of dry fertilizer storage. We also own approximately 11 additional acres of land at our grain elevator in Essex, Iowa, near our Shenandoah ethanol plant, with licensed grain storage capacity of approximately 2.8 million bushels at this site. In 2010, we acquired approximately 38 acres of land in west Tennessee with licensed grain storage capacity of approximately 11.7 million bushels. We believe that the property owned at these sites will be adequate to accommodate our current needs, as well as potential expansion.

Marketing and Distribution Segment

Our ethanol, distillers grains and corn oil marketing operations are located at our corporate office, which is discussed above. Blendstar owns nine acres and leases approximately 19 acres of land in ten locations (with one owned location currently in development) throughout the south central United States for its blending and terminaling operations. We believe that the property owned and leased at the locations will be adequate to accommodate our current needs, as well as potential expansion.

Our loan agreements grant a security interest in substantially all of our owned real property. See Note 11 – Long-Term Debt included herein as part of the Notes to Consolidated Financial Statements for a discussion of our loan agreements.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	(REMOVED AND RESERVED).

EXECUTIVE OFFICERS OF THE REGISTRANT.

As of December 31, 2010, our executive officers, their ages and their positions were as follows:

Name	Age	Position
Todd A. Becker	45	President and Chief Executive Officer
Jerry L. Peters	53	Chief Financial Officer
Jeffrey S. Briggs	46	Chief Operating Officer
Carl S. (Steve) Bleyl	51	Executive Vice President - Ethanol Marketing
Ronald B. Gillis	61	Executive Vice President - Finance and Treasurer
Michelle S. Mapes	44	Executive Vice President - General Counsel and Corporate Secretary
Michael C. Orgas	52	Executive Vice President - Commercial Operations
Edgar E. Seward Jr.	43	Executive Vice President - Plant Operations

TODD BECKER was named President and Chief Executive Officer of the Company on January 1, 2009, and was appointed as a Director in March 2009. Mr. Becker served as the Company’s President and Chief Operating Officer from October 2008 to December 2008. He served as Chief Executive Officer of VBV LLC from May 2007 to October 2008. Mr. Becker was Executive Vice President of Sales and Trading at Global Ethanol from May 2006 to May 2007. Prior to that, he worked for ten years with ConAgra Foods in various management positions including Vice President of International Marketing for ConAgra Trade Group and President of ConAgra Grain Canada. Mr. Becker has over 20 years of related experience in various commodity processing businesses, risk management and supply chain management, along with extensive international trading experience in agricultural markets. Mr. Becker has a Masters degree in Finance from the Kelley School of Business at Indiana University and a Bachelor of Science degree in Business Administration with a Finance emphasis from the University of Kansas.

JERRY PETERS joined the Company as Chief Financial Officer in June 2007. Mr. Peters served as Senior Vice President - Chief Accounting Officer for ONEOK Partners, L.P. from May 2006 to April 2007, as its Chief Financial Officer from July 1994 to May 2006, and in various senior management roles prior to that. ONEOK Partners is a publicly-traded partnership engaged in gathering, processing, storage, and transportation of natural gas and natural gas liquids. Prior to joining ONEOK Partners in 1985, he was employed by KPMG LLP as a certified public accountant. Mr. Peters has a Masters degree in Business Administration from Creighton University with a Finance emphasis and a Bachelor of Science degree in Business Administration from the University of Nebraska – Lincoln.

JEFF BRIGGS was named Chief Operating Officer in November 2009. Mr. Briggs served as a consultant to the Company from July 2009 to November 2009. Prior to his consulting role, he was Founder and General Partner of Frigate Capital, LLC, a private investment partnership investing in small and mid-sized companies, from January 2004 through January 2009. Prior to Frigate, Mr. Briggs spent nearly seven years at Valmont Industries, Inc. as President of the Coatings Division. Prior to Valmont, he acquired and managed an electronic manufacturing company; was Director of Mergers and Acquisitions for Peter Kiewit and Sons; worked for Goldman Sachs in their Equities Division; and served five years as an Officer in the U.S. Navy on a nuclear submarine. Mr. Briggs has a Masters degree in Business Administration from the Harvard Business School and a Bachelor of Science degree in Mechanical Engineering, Thermal and Power Systems from UCLA.

STEVE BLEYL joined the Company as Executive Vice President – Ethanol Marketing in October 2008. Mr. Bleyl served as Executive Vice President – Ethanol Marketing for VBV LLC from October 2007 to October 2008. From June 2003 until September 2007, he served as Chief Executive Officer of Renewable Products Marketing Group LLC, an ethanol marketing company, building it from a cooperative marketing group of five ethanol plants in one state to seventeen production facilities in seven states. Prior to that, Mr. Bleyl worked for over 20 years in various senior management and executive positions in the fuel industry. Mr. Bleyl has a Masters degree in Business Administration from the University of Oklahoma and a Bachelor of Science degree in Aerospace Engineering from the United States Military Academy.

RON GILLIS joined the Company as Executive Vice President – Finance and Treasurer in October 2008. Mr. Gillis served as Chief Financial Officer for VBV LLC from August 2007 to October 2008. From May 2005 until July 2007, he served as Chief Financial Officer of Renewable Products Marketing Group LLC, an ethanol marketing company. Prior to that, Mr. Gillis served for over 20 years in senior financial management, control and audit positions with ConAgra Foods Inc. in the commodity trading area, both domestic and international. Mr. Gillis is a certified management accountant and holds an Honors Commerce degree from the University of Manitoba.

MICHELLE MAPES was named Executive Vice President – General Counsel and Corporate Secretary in November 2009 after joining the Company in September 2009 as its General Counsel. Prior to joining Green Plains, Ms. Mapes was a Partner at Husch Blackwell Sanders, LLP, where for three years she focused her legal practice nearly exclusively in renewable energy. Prior to that, she was Chief Administrative Officer and General Counsel for HDM Corporation. Ms. Mapes served as Senior Vice President – Corporate Services and General Counsel to Farm Credit Services of America from April 2000 to June 2005. Ms. Mapes holds a Juris Doctorate, a Masters degree in Business Administration and a Bachelor of Science degree in Accounting and Finance, all from the University of Nebraska – Lincoln.

MIKE ORGAS joined the Company as Executive Vice President – Commercial Operations in November 2008. Mr. Orgas has extensive experience in supply chain management, logistics, risk management, and strategic planning. From May 2004 to October 2008, he served as the Director of Raw Materials Strategic Sourcing and Risk Management for the Malt-O-Meal Company. From February 2003 to December 2003, Mr. Orgas was a Partner in the Agribusiness/Food Practice of McCarthy & Company, an advisory services firm. Prior to that, he served in various management capacities at ConAgra Foods, Inc. and at General Mills. Mr. Orgas has a Masters degree in Business Management from the University of Montana and a Bachelor of Science degree in Business Administration from the University of Minnesota.

EDGAR SEWARD joined the Company as Executive Vice President – Plant Operations in October 2008. From May 2006 until October 2008, Mr. Seward served as the General Manager for Indiana Bio-Energy, LLC, a subsidiary of VBV LLC, where he managed development of the Bluffton ethanol plant from its inception through construction, staffing and operations. From January 2004 to April 2006, he served as a General Manager for United Bio-Energy, LLC, where he managed development of and provided technical support for multiple dry mill ethanol facilities. From October 2002 to December 2003, Mr. Seward served as a project manager for ICM, Inc., where he was actively involved in the design and specifications for dry milling technologies and facilities. Prior to that, he served in operations for a bio-technology business in the United Kingdom and in operations management at Aventine Renewable Energy. Mr. Seward has a Masters degree in Business Administration from the University of Illinois and a Bachelor of Science degree in Biology from Culver-Stockton College.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades under the symbol “GPRE” on The NASDAQ Global Market, or NASDAQ. The following table sets forth, for the periods indicated, the high and low common stock sale prices as reported by NASDAQ.

Year Ended December 31, 2010	High	Low

Three months ended December 31, 2010 (1)	$13.64	$10.53
Three months ended September 30, 2010	12.35	8.12
Three months ended June 30, 2010	16.25	10.12
Three months ended March 31, 2010	17.97	11.23

Year Ended December 31, 2009	High	Low

Three months ended December 31, 2009	$16.00	$6.50
Three months ended September 30, 2009	8.28	6.03
Three months ended June 30, 2009	9.45	1.95
Three months ended March 31, 2009	3.29	1.12

(1) The closing price of our common stock on December 31, 2010 was $11.26.

Holders of Record

As of December 31, 2010, as reported to us by our transfer agent, there were 1,791 holders of record of our common stock, not including beneficial holders whose shares are held in names other than their own. This figure does not include 14,404,210 shares held in depository trusts.

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

Issuer Purchases of Equity Securities

The Company withholds shares upon the vesting of restricted stock grants to cover employee payroll and income taxes. The following table sets forth the shares that were withheld by month during the fourth quarter of 2010.

Month	Total Number of Shares Withheld	Average Price Paid per Share

October	10,499	$11.94
November	2,187	$11.22
December	-	$-

Total	12,686	$11.82

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

The following table sets forth, as of December 31, 2010, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders (1)	824,475	$18.81	382,887

Equity compensation plans not approved by security holders (2)	360,000	$7.66	-

Total	1,184,475		382,887

(1) The maximum number of shares that may be issued under the 2009 Equity Incentive Plan as option grants, restricted stock awards, restricted stock units, stock appreciation rights, direct share issuances and other stock-based awards is 1,000,000 shares of our common stock, which includes shares remaining under the 2007 Equity Incentive plan that were rolled in the 2009 Equity Incentive Plan on May 9, 2009. Also included in the 2007 plan were 267,528 shares assumed in the October 2008 merger with VBV.

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

Performance Graph

The following line-graph compares our cumulative stockholder return on an indexed basis with the NASDAQ Composite Index (IXIC) and the NASDAQ Clean Edge Green Energy Index (CELS) for the two fiscal years ended November 30, 2006 and 2007, for the 13-month period ended December 31, 2008, and for the years ended December 31, 2009 and 2010. The graph assumes that the value of the investment in our common stock and each index was $100 at November 30, 2005, the approximate date upon which we closed its first public offering (at an initial public offering price of $10 per share), and that all dividends were reinvested.

	11/05	11/06	11/07	12/08	12/09	12/10
Green Plains	$100.00	$227.10	$100.00	$18.40	$148.70	$112.60
NASDAQ Composite	$100.00	$111.04	$123.68	$73.10	$106.14	$124.78
NASDAQ Clean Edge Green Energy	$100.00	$106.70	$170.90	$75.80	$109.25	$113.59

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

The following selected financial data have been derived from our consolidated financial statements. The statement of operations for the years ended December 31, 2010 and 2009 and for the nine-month transition period ended December 31, 2008, and the balance sheet data as of December 31, 2010 and 2009 in the table are derived from and should be read in conjunction with our audited consolidated financial statements, including accompanying notes included elsewhere in this report. The statement of operations for the fiscal year ended

March 31, 2008 and for the period from September 29, 2006 (date of inception) to March 31, 2007 and the balance sheet data as of December 31, 2008 and March 31, 2008 and 2007 were derived from our audited financial statements not included in this report, which also contains a description of a number of matters that materially affect the comparability of the periods presented. This data should be read together with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report. The financial information below is not necessarily indicative of results to be expected for any future period. Future results could differ materially from historical results due to many factors, including those discussed in Item 1A – Risk Factors of this report.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008 (1)	Year Ended March 31, 2008 (1)	Period from September 29, 2006 (Date of Inception) to March 31, 2007 (1)
Statement of Operations Data:
(in thousands, except per share information)
Revenues	$2,132,968	$1,304,174	$188,758	$-	$-
Cost of goods sold	1,981,396	1,221,745	175,444	-	-
Gross profit	151,572	82,429	13,314	-	-
Selling, general and administrative expenses	60,467	44,923	18,467	5,423	1,421
Operating income (loss)	91,105	37,506	(5,153)	(5,423)	(1,421)
Total other income (expense)	(25,054)	(17,261)	(2,896)	1,423	1,351
Net income (loss)	48,162	20,154	(8,049)	(4,000)	(70)
Net income (loss) attributable to Green Plains	48,012	19,790	(6,897)	(3,520)	(42)

Earnings (loss) per share attributable to Green Plains:
Basic	$1.55	$0.79	$(0.56)	$(0.47)	$(0.01)
Diluted	$1.51	$0.79	$(0.56)	$(0.47)	$(0.01)

Other Data:
EBITDA (unaudited and in thousands) (2)	$129,550	$67,707	601	$(3,980)	$(67)

	December 31,			March 31,
Balance Sheet Data (in thousands):	2010	2009	2008	2008	2007
Cash and cash equivalents	$233,205	$89,779	$62,294	$538	$87,466
Current assets	638,773	252,446	190,797	5,285	89,070
Total assets	1,429,866	878,081	693,263	254,175	175,454
Current liabilities	374,590	174,332	108,446	26,856	2,085
Long-term debt	527,900	388,573	299,011	80,711	64,845
Total liabilities	932,224	567,373	413,278	107,567	27,829
Stockholders’ equity	497,642	310,708	279,985	107,986	108,523

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

	Year Ended December 31, 2010	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008	Year Ended March 31, 2008	Period from September 29, 2006 (Date of Inception) to March 31, 2007
Net income (loss) attributable to Green Plains	$48,012	$19,790	$(6,897)	$(3,520)	$(42)
Interest expense	24,668	18,049	3,933	-	-
Depreciation and amortization	38,831	29,413	4,717	20	3
Net income (loss) attributable to noncontrolling interests	150	364	(1,152)	(480)	(28)
Income taxes	17,889	91	-	-	-

EBITDA	$129,550	$67,707	$601	$(3,980)	$(67)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We were formed in June 2004, incurring development costs until our first two plants were completed. Our plant in Shenandoah, Iowa commenced operations in August 2007 and our plant in Superior, Iowa commenced operations in July 2008. To complement and enhance our ethanol production facilities, in April 2008, we acquired Great Lakes Cooperative, a full-service farm cooperative in northwestern Iowa and southwestern Minnesota. As a result of our October 2008 merger with VBV LLC, we acquired two additional ethanol plants, located in Bluffton, Indiana and Obion, Tennessee. Operations commenced at the Bluffton and Obion plants in September 2008 and November 2008, respectively. In January 2009, we acquired a majority interest in Blendstar. In July 2009, we acquired two limited liability companies that owned ethanol plants in Central City and Ord, Nebraska that added expected operating capacity totaling 150 mmgy. In April 2010, we acquired five grain elevators with federally licensed grain storage capacity of 11.7 million bushels, all located in western Tennessee, within 50 miles of our Obion ethanol plant. In October 2010, we acquired Global Ethanol, LLC, which has two operating ethanol plants with a combined annual production capacity of approximately 160 million gallons. In February 2011, our bid to acquire an ethanol plant in Minnesota with approximately 55 mmgy of total ethanol production capacity was accepted by the bankruptcy court overseeing the auction process. We expect to close this acquisition in March 2011. The expected impact of this transaction has not been included in our discussion below as the transaction had not closed as of the date of this filing.

We are a leading, vertically-integrated producer, marketer and distributer of ethanol. We focus on generating stable operating margins through our diversified business segments and our risk management strategy. We believe that owning and operating assets throughout the ethanol value chain enables us to mitigate changes in commodity prices and differentiates us from companies focused only on ethanol production. Today, we have operations throughout the ethanol value chain, beginning upstream with our agronomy and grain handling operations, continuing through our approximately 680 million gallons per year, or mmgy, of ethanol production capacity and ending downstream with our ethanol marketing, distribution and blending facilities.

Our management reviews our operations in three separate operating segments:

•

Ethanol Production.  At December 31, 2010, we operated a total of eight ethanol plants in Indiana, Iowa, Michigan, Nebraska and Tennessee, with approximately 680 mmgy of total ethanol production capacity. At capacity, these plants collectively will consume approximately 245 million bushels of corn and produce approximately 2.0 million tons of distillers grains annually.

•

Agribusiness.  We operate three lines of business within our agribusiness segment: bulk grain, agronomy and petroleum. In our bulk grain business, we have 13 grain elevators with approximately 31.4 million bushels of total storage capacity. We sell fertilizer and other agricultural inputs and provide application services to area producers, through our agronomy business. Additionally, we sell petroleum products including diesel, soydiesel, blended gasoline and propane, primarily to agricultural producers and consumers. We believe our bulk grain business provides synergies with our ethanol production segment as it supplies a portion of the feedstock for our ethanol plants.

•

Marketing and Distribution.  Our in-house, fee-based marketing business is responsible for the sales, marketing and distribution of all ethanol, distillers grains and corn oil produced at our eight plants. We also market and distribute ethanol for third-party ethanol producers with expected production totaling approximately 360 mmgy. Additionally, we hold a majority interest in Blendstar, LLC, which operates nine blending or terminaling facilities with approximately 495 mmgy of total throughput capacity in seven states in the south central United States.

We intend to continue to take a disciplined approach in evaluating new opportunities related to potential acquisition of additional ethanol plants by considering whether the plants fit within the design, engineering and geographic criteria we have developed. In our marketing and distribution segment, our strategy is to renew existing marketing contracts, as well as enter new contracts with other ethanol producers. In October 2010, we entered into a multi-year renewal of one of these ethanol marketing agreements, which involves expected production of approximately 140 mmgy. Conversely, one of these marketing contracts, with expected production of 110 mmgy, will terminate effective May 1, 2011. We also intend to pursue opportunities to develop or acquire additional grain elevators and agronomy businesses, specifically those located near our ethanol plants. We believe that owning additional agribusiness operations in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. We also plan to continue to grow our downstream access to customers and are actively looking at new marketing opportunities with other ethanol producers.

We continue our support of the BioProcess Algae joint venture, which is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities. Construction of Phase II, which began during the third quarter of 2010, was completed and the Grower Harvesters bioreactors were successfully started up in January 2011. Phase II allows for verification of growth rates, energy balances and operating expenses, which are considered to be some of the key steps to commercialization. The Iowa Power Fund awarded BioProcess Algae an additional grant of $2.0 million to continue the research and development of the Grower Harvester technology. The remaining cost of the Phase II project is being shared by the joint venture partners. As part of the Phase II funding, we increased our ownership in BioProcess Algae to 35%.

Recently, we began implementing corn oil extraction technology at our six legacy ethanol plants. The corn oil system is designed to extract non-edible corn oil from the whole stillage process immediately prior to production of distillers grains. Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides. We expect the implementation of corn oil extraction at our plants will cost us approximately $18.0 million in the aggregate with completion by the end of the second quarter of 2011. At December 31, 2010, we were operating corn oil extraction systems at our Lakota, Obion, Ord and Riga plants. Because the value of the corn oil as an extracted product is currently greater than its value as a component of distillers grains, we believe the implementation of corn oil extraction at our plants will provide a new revenue stream with greater value-added economics.

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

Legislation.  Federal and state governments have enacted numerous policies, incentives and subsidies to encourage the usage of domestically-produced alternative fuel solutions. Passed in 2007 as part of the Energy Independence and Security Act, a federal Renewable Fuels Standard, or RFS, has been and we expect will continue to be a driving factor in the growth of ethanol usage. To further drive growth in the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. In October 2010, the EPA approved E15 for use in model year 2007 and newer model passenger vehicles, including cars, SUVs, and light pickup truck. In January 2011, the EPA ruled that E15 was also approved for use in model year 2001 to 2006 passenger vehicles. Another major benefit to the industry is the blender’s credit, which allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. Currently, the blender’s credit is set to expire December 31, 2011. There can be no assurances that the blenders’ credit will be extended at the end of 2011.

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

Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured. For sales of ethanol, corn oil and distillers grains, we recognize revenue when title to the product and risk of loss transfer to an external customer.

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

Impairment of Long-Lived Assets and Goodwill

Our long-lived assets consist of property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we record an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Our goodwill consists of amounts relating to our acquisitions of Green Plains Ord, Green Plains Central City and Green Plains Holdings II (formerly Global Ethanol), as well as our majority interest in Blendstar. We review goodwill at an individual plant or subsidiary level for impairment at least annually, as of October 1, or more frequently whenever events or changes in circumstances indicate that impairment may have occurred. We perform a two-step impairment test to evaluate goodwill. Under the first step, we compare the estimated fair value of the reporting unit with its carrying value (including goodwill). If the estimated fair value of the reporting unit is less than its carrying value, we complete a second step to determine the amount of the goodwill impairment that we should record. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill. We compare the resulting implied fair value of the goodwill to the carrying amount and record an impairment charge for the difference.

The reviews of long-lived assets and goodwill require making estimates regarding amount and timing of projected cash flows to be generated by an asset or asset group over an extended period of time. Management judgment regarding the existence of circumstances that indicate impairment is based on numerous potential factors including, but not limited to, declines in operating cash flows, a decision to suspend operations at a plant for an extended period of time, or industry trends. Significant management judgment is required in determining the fair value of our long-lived assets and goodwill to measure impairment, including projections of future cash flows. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Changes in estimates of fair value could result in a write-down of the asset in a future period.

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

Certain qualifying derivatives within our ethanol production segment are designed as cash flow hedges. Prior to entering into cash flow hedges, we evaluate the derivative instrument to ascertain its effectiveness. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. These derivative financial instruments are recognized in other current assets or liabilities at fair value.

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

Accounting for Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and for net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the need for a valuation allowance must consider positive and negative evidence, and the weight given to the potential effects of such positive and negative evidence is based on the extent to which it can be objectively verified.

Related to accounting for uncertainty in income taxes, we follow a process by which the likelihood of a tax position is gauged based upon the technical merits of the position, perform a subsequent measurement related to the maximum benefit and the degree of likelihood, and determine the amount of benefit to be recognized in the financial statements, if any.

Recently Issued Accounting Pronouncements

Effective March 31, 2010, we adopted the first phase of the Financial Accounting Standards Board’s amended guidance in Accounting Standards Codification, or ASC, Topic 820, “Fair Value Measurements and Disclosures,” which requires us to disclose the amounts and reasons for significant transfers between Levels 1 and 2 in the fair value hierarchy as well as reasons for any transfers in or out of Level 3. The amended guidance also requires us to provide fair value measurement disclosures for each class of assets and liabilities and disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The adoption of this amendment required expanded disclosure in the notes to our consolidated financial statements but did not impact our financial results.

Effective March 31, 2011, we will be required to adopt the second phase of the amended guidance in ASC Topic 820 which requires us to disclose information in the reconciliation of recurring Level 3 measurements regarding purchases, sales, issuances and settlements on a gross basis, with a separate reconciliation for assets and liabilities. We do not expect an impact from this guidance as we currently do not have any Level 3 measurements. Adoption of this guidance in the future could require expanded disclosure in the notes to our consolidated financial statements but would not impact our financial results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Components of Revenues and Expenses

Revenues.  In our ethanol production segment, our revenues are derived primarily from the sale of ethanol and distillers grains, which is a co-product of the ethanol production process. In our agribusiness segment, the sale of grain, fertilizer and petroleum products are our primary sources of revenue. In our marketing and distribution segment, the sale of ethanol and distillers grains that we market for our eight ethanol plants and the sale of ethanol we market for the ethanol plants owned by third parties represent our primary sources of revenue. Within this segment, we also produce and market corn oil using extraction equipment installed, or in the process of being installed during the first half of 2011, at each of our ethanol plants. Revenues also include net gains or losses from derivatives.

Cost of Goods Sold.  Cost of goods sold in our ethanol production segment includes costs for direct labor, materials and certain plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of our ethanol plants. Plant overhead costs primarily consist of plant utilities, plant depreciation and outbound freight charges. Our cost of goods sold is mainly affected by the cost of ethanol, corn, natural gas and transportation. In this segment, corn is our most significant raw material cost. We purchase natural gas to power steam generation in our ethanol production process and to dry our distillers grains. Natural gas represents our second largest cost in this business segment. Cost of goods sold also includes net gains or losses from derivatives.

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

In our marketing and distribution segment, purchases of ethanol and distillers grains represent the largest components of cost of goods sold. Costs of corn oil production will become more significant in this segment as we complete implementation of corn oil extraction technology at our ethanol plants. Transportation expense represents an additional major component of our cost of goods sold in this segment. Transportation expense includes rail car leases, freight and shipping of our ethanol and co-products, as well as costs incurred in storing ethanol at destination terminals.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses are recognized at the operating segment level, as well as at the corporate level. These expenses consist of employee salaries, incentives and benefits; office expenses; board fees; and professional fees for accounting, legal, consulting, and investor relations activities. Personnel costs, which include employee salaries, incentives and benefits, are the largest single category of expenditures in selling, general and administrative expenses. We refer to selling, general and administrative expenses that are not allocable to a segment as corporate activities.

Other Income (Expense).  Other income (expense) includes interest earned, interest expense, amortization of debt financing costs and other non-operating items.

Results of Operations

Comparability

The following summarizes various events that affect the comparability of our operating results:

• September 2008	Green Plains Bluffton began production at its ethanol plant.
• October 2008	Green Plains Shenandoah and Green Plains Superior were acquired. *
• October 2008	Green Plains Grain and Essex Elevator were acquired. *
• October 2008	Green Plains Trade began limited marketing activities for internal production.
• November 2008	Green Plains Obion began production at its ethanol plant.
• January 2009	Blendstar was acquired.
• January 2009	Green Plains Trade began third-party marketing activities.
• July 2009	Green Plains Central City and Green Plains Ord were acquired.
• April 2010	Green Plains Grain Company TN LLC assets were acquired.
• October 2010	Green Plains Holdings II (Global Ethanol) was acquired.

*	These businesses were deemed to be acquired as part of the VBV merger (pursuant to reverse acquisition accounting rules).

The year ended December 31, 2009 includes a full year of activity at our Bluffton, Obion, Shenandoah and Superior ethanol plants, as well as at the Iowa operations of Green Plains Grain, Essex Elevator and Blendstar, and approximately five months of activity at our Central City and Ord ethanol plants. In addition to the above operations, we had approximately eight months of activity at the Tennessee operations of Green Plains Grain and two months of activity at our Lakota and Riga ethanol plants (operating as Green Plains Holdings II) during the year ended December 31, 2010 following their respective acquisitions.

Segment Results

Our operations fall within the following three segments: (1) production of ethanol and related distillers grains, collectively referred to as ethanol production, (2) grain warehousing and marketing, as well as sales and related services of agronomy and petroleum products, collectively referred to as agribusiness, and (3) production and sales of corn oil, along with the marketing and distribution of Company-produced and third-party ethanol and distillers grains, collectively referred to as marketing and distribution. Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities. When the Company’s management evaluates segment performance, they review the information provided below, as well as segment earnings before interest, income taxes, noncontrolling interest, depreciation and amortization.

During the normal course of business, our operating segments enter into transactions with one another. For example, our ethanol production segment sells ethanol to our marketing and distribution segment and our agribusiness segment sells grain to our ethanol production segment. These intersegment activities are recorded by each segment at prices approximating market and treated as if they are third-party transactions. Consequently, these transactions impact segment performance. However, intersegment revenues and corresponding costs are eliminated in consolidation, and do not impact our consolidated results.

The table below reflects selected operating segment financial information for the periods indicated (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008
Revenues:
Ethanol production	$1,115,171	$731,253	$131,538
Agribusiness	370,284	220,615	68,785
Marketing and distribution	1,822,561	1,096,091	76,521
Intersegment eliminations	(1,175,048)	(743,785)	(88,086)

	$2,132,968	$1,304,174	$188,758

Gross profit:
Ethanol production	$105,099	$49,155	$5,058
Agribusiness	24,707	21,210	8,555
Marketing and distribution	22,836	11,975	(192)
Intersegment eliminations	(1,070)	89	(107)

	$151,572	$82,429	$13,314

Operating income (loss):
Ethanol production	$93,428	$40,435	$(2,706)
Agribusiness	5,279	7,654	5,310
Marketing and distribution	11,170	2,761	(334)
Corporate activities	(17,712)	(13,429)	(7,324)
Intersegment eliminations	(1,060)	85	(99)

	$91,105	$37,506	$(5,153)

Income (loss) before income taxes
Ethanol production	$73,110	$14,296	$(10,177)
Agribusiness	2,621	4,378	4,248
Marketing and distribution	10,697	1,679	(2,719)
Corporate activities	(18,710)	(191)	87
Intersegment eliminations	(1,667)	83	512

	$66,051	$20,245	$(8,049)

The table below shows total assets for our operating segments as of the periods indicated (in thousands):

	December 31,
	2010	2009
Total assets:
Ethanol production	$882,136	$708,657
Agribusiness	239,595	86,339
Marketing and distribution	176,352	68,096
Corporate assets	142,666	15,607
Intersegement eliminations	(10,883)	(618)

	$1,429,866	$878,081

Year ended December 31, 2010 Compared to the Year ended December 31, 2009

Consolidated Results

Several events that occurred during 2010 account for the overall increase in our revenues of $828.8 million, an increase in our gross profit of $69.1 million and an increase in operating income of $53.6 million. Our business activity increased primarily as a result of including a full year of operations from the Central City and Ord ethanol plants acquired in July 2009, additional agribusiness operations in western Tennessee acquired in April 2010 and additional ethanol plants acquired in October 2010. Selling, general and administrative expenses increased $15.5 million during 2010 due to the events described above. Interest expense increased $6.6 million during 2010 as compared to 2009 due to additional debt issued to finance these acquisitions and a convertible debt offering completed in November 2010. Income tax expenses of $17.9 million during 2010 were significantly higher than the expense of $0.1 million in 2009. Prior to 2009, we had losses before income taxes and the resulting potential tax benefits were fully reserved with a valuation allowance, resulting in no income tax provision.

Management views our results on a segment level. See segment discussions below for more detail on period-to-period increases in revenues, gross profit and operating income.

Ethanol Production Segment

The chart below presents key operating data within our ethanol production segment for the periods indicated:

	Year Ended December 31,
	2010	2009
Ethanol sold	544,388	379,393
(thousands of gallons)
Distillers grains sold	1,566	1,098
(thousands of equivalent dried tons)
Corn consumed	194,327	136,569
(thousands of bushels)

Revenue for the ethanol production segment increased $383.9 million for the year ended December 31, 2010, compared to the year ended December 31, 2009. Average revenue per gallon of ethanol increased from $1.57 in 2009 to $1.74 in 2010. Revenues for the year ended December 31, 2009, included five months of revenues from our Central City and Ord plants since their acquisition in July 2009 compared to a full year of revenues from these two plants in 2010. Additional revenues earned in 2010 compared to 2009 at the Central City and Ord plants were $195.1 million. In addition, 2010 results included approximately two months of revenues from our Lakota and Riga plants acquired in October 2010, contributing combined revenue of $80.6 million.

Cost of goods sold in the ethanol production segment increased $328.0 million, for the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily due to increased sales volumes as a result of the additional production discussed above. Our largest component of cost of goods sold is corn, which increased due to the increased volumes of production and an increase in average cost per bushel of approximately 21% compared to the prior year. Included in the ethanol production segment’s cost of goods sold during the year ended December 31, 2009 is a one-time charge of $4.6 million related to the cancellation of third-party ethanol marketing arrangements. Gross profit for the ethanol production segment increased $55.9 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due primarily to the additional operations discussed above as well as an increase in the ethanol yield per bushel of corn consumed.

Operating income increased $53.0 million for the year ended December 31, 2010, compared to the year ended December 31, 2009 due to the factors discussed above.

Agribusiness Segment

The chart below presents key operating data within our agribusiness segment for the periods indicated:

	Year Ended December 31,
	2010	2009
Grain sold	58,280	32,780
(thousands of bushels)
Fertilizer sold	60,653	48,108
(tons)

Our agribusiness segment had increases of $149.7 million in revenue, $3.5 million in gross profit, and a decrease of $2.4 million in operating income for the year ended December 31, 2010 compared to the year ended December 31, 2009. These revenue and gross profit increases are primarily attributable to the acquisition of agribusiness operations in western Tennessee in April 2010. The 2010 results included eight months of activity from the acquired operations, contributing $141.6 million to 2010 revenue. The decrease in operating income is primarily due to an increase in selling, general and administrative expenses of $5.9 million as a result of additional expenses related to the Tennessee operations. Also, operating income was affected by a decrease in grain drying income in Iowa as a result of a considerably drier harvest in 2010 compared with 2009. These negative effects on operating income were greater than the additional operating income attributable to the Tennessee acquisition.

Marketing and Distribution Segment

Marketing and distribution revenues increased $726.5 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The Company sold 933.8 million gallons of ethanol within the marketing and distribution segment during the 2010, compared to 652.8 million gallons sold during 2009. The increase in revenues was primarily due to an increase in ethanol-related marketing and distribution of $710.6 million and an increase in marketing and distribution for distillers grains of $12.4 million. Gross profit for the marketing and distribution segment increased $10.9 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. As described above, the increase in gross profit was due to greater volume of marketing and distribution as compared to the prior year.

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

Operating income for the marketing and distribution segment increased $8.4 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase in operating income was due to greater volume of marketing and distribution as compared to the prior year.

Intersegment Eliminations

Intersegment eliminations of revenues increased $431.3 million in 2010 due to a $363.7 million increase in ethanol sold from our ethanol production segment to our marketing and distribution segment and a $19.3 million increase in distillers grains sold from our ethanol production segment to our marketing and distribution segment. These increases are a result of the expanded scope of our operations in 2010.

Corporate Activities

Operating income was impacted by an increase in expenses for corporate activities of $4.3 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily due to an increase in compensation, which was largely attributable to an increase in short-term incentive compensation based on the achievement of certain performance goals during 2010 and an increase in number of corporate employees resulting from expanded operations. Income before taxes related to corporate activities was affected by an increase in interest expense of $0.9 million and an increase in amortization of debt issuance costs of $0.1 million, related to $90 million of convertible debt issued early in November 2010.

Year Ended December 31, 2009 Compared to the Nine-Month Transition Period Ended December 31, 2008

Consolidated Results

Several events that occurred during 2009 account for the overall increase in our revenues of $1.1 billion, an increase in our gross profit of $69.1 million and an increase in operating income of $42.7 million. Our production increased as a result of our merger with VBV, the commencement of production at certain ethanol plants and several acquisitions as described above. In addition, ethanol production margins, the relationship between the costs of corn and natural gas and the price of ethanol and distillers grains, improved during 2009. Selling, general and administrative expenses increased $26.4 million during 2009 due to the events described above. In addition, selling, general and administrative expenses for the nine months ending December 31, 2008 included one-time merger-related costs of $2.7 million. Interest expense increased $14.1 million during 2009 as compared to the nine-month transition period ended December 31, 2008, due to three more months of activity during 2009 as well as interest relating to debt incurred for businesses developed or acquired during these periods. Income tax expense of $0.1 million during 2009 was impacted by a benefit for the reversal of a valuation allowance for deferred income tax assets established in prior years due to the uncertainty of realization. Prior to 2009, we had losses before income taxes and the resulting potential tax benefits were fully reserved with a valuation allowance, resulting in no income tax provision.

See segment discussions below for more detail on period-to-period increases in revenues, gross profit and operating income.

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

Marketing and Distribution Segment

Marketing and distribution revenues increased $1.0 billion for the year ended December 31, 2009, as compared to the nine-month transition period ended December 31, 2008. The increase in revenues was primarily due to an increase in ethanol- related marketing and distribution of $938.1 million and an increase in marketing and distribution for distillers grains of $76.1 million. For the nine-month period ended December 31, 2008, limited ethanol and distillers grains marketing and distribution activities were performed. During 2009, we began providing marketing services for four third-party ethanol plants, which resulted in an increase of $309.7 million of ethanol related marketing and distribution revenue during the year ended December 31, 2009, compared to the nine-month transition period ended December 31, 2008.

Gross profit for the marketing and distribution segment increased $12.2 million for the year ended December 31, 2009 as compared to the nine-month transition period ended December 31, 2008. As described above, the increase in gross profit was due to greater volume of marketing and distribution as compared to the prior period.

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

Corporate Activities

Operating income was impacted by an increase in expenses for corporate activities of $6.1 million for the year ended December 31, 2009 as compared to the nine-month transition period in the previous year, primarily due to an increase of $3.4 million in compensation, which was largely attributable to an increase in employees as we expanded production, an increase of $1.5 million in professional fees and an increase of $0.9 million in other general and administrative expenses. These increases are a result of the expanded scope of our operations and the additional three months included in the 2009 period.

Liquidity and Capital Resources

On December 31, 2010, we had $233.2 million in cash and equivalents, comprised of $114.6 million held at our corporate entity and the remainder at our subsidiaries. We had an additional $55.8 million available under our revolving credit agreements, none of which was subject to borrowing base restrictions or other specified lending conditions at December 31, 2010. Funds held at our subsidiaries are generally required for their ongoing operational needs and distributions from our subsidiaries are restricted per the loan agreements. Additionally, at December 31, 2010, there were approximately $478.0 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

In November 2010, we issued $90.0 million in 5.75% convertible senior notes due November 2015. The notes bear interest at a fixed rate of 5.75% per year, payable on May 1 and November 1 of each year, beginning May 1, 2011. The net proceeds of this issuance totaled approximately $86.6 million. We intend to use the net proceeds for general corporate purposes, including to acquire or invest in additional facilities and assets or technologies consistent with our growth strategy. Net proceeds from this offering were not used to fund the Global Ethanol acquisition.

Net cash provided by operating activities was $34.8 million for the year ended December 31, 2010. This was primarily a result of positive operating margins in 2010, reduced by increased investment in working capital due to higher commodity prices and our expanded operations. Net cash used by investing activities was $62.6 million for the year ended December 31, 2010, mainly due to purchases of property, plant and equipment and the acquisitions of the agribusiness operations in western Tennessee and Global Ethanol. Net cash provided by financing activities was $171.2 million for the year ended December 31, 2010, primarily due to the net proceeds from the issuance of common stock and convertible senior notes described above. Green Plains Trade and Green Plains Grain utilize revolving credit facilities to finance working capital. These facilities are frequently drawn upon and repaid resulting in significant cash flows from financing activities. In addition, we made scheduled principal payments on our other term debt facilities.

Our business is highly impacted by commodity prices, including prices for corn, ethanol, distillers grains and natural gas. We attempt to reduce the market risk associated with fluctuations in commodity prices through the use of derivative financial instruments. Sudden changes in commodity prices may require cash deposits with brokers, or margin calls. Depending on our open derivative positions, we may require significant liquidity with little advanced notice to meet margin calls. We continuously monitor our exposure to margin calls and believe that we will continue to maintain adequate liquidity to cover such margin calls from operating results and borrowings. Recent increases in grain prices and our expanded grain handling capacity have led to more frequent and larger margin calls. Accordingly, in November 2010, we expanded Green Plains Grain’s short-term borrowing capacity under its revolving credit facilities from $65 million to $107 million. Amounts available under these revolving credit facilities decrease to $100 million on April 1, 2011, and to $65 million on June 1, 2011. We intend to negotiate a new credit facility for Green Plains Grain prior to its maturity on August 1, 2011.

We are in compliance with our debt covenants or have obtained applicable waivers related to the period ended December 31, 2010. Based upon our current forecasts, we believe we will maintain compliance at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity for a subsidiary’s compliance. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results differ significantly from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

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

Long-Term Debt

For additional information related to our long-term debt, see Note 11 – Long-Term Debt included herein as part of the Notes to Consolidated Financial Statements.

Ethanol Production Segment

Each of our ethanol production segment subsidiaries have credit facilities with lender groups that provide for term and revolving term loans to finance construction and operation of the production facilities.

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term loan. At December 31, 2010, $56.0 million related to the term loan was outstanding, along with the entire revolving term loan. The term loan requires monthly principal payments of approximately $0.6 million. The loans mature on November 19, 2013.

The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term loan as well as a statused revolving credit supplement (revolver) of up to $11.0 million. At December 31, 2010, $52.2 million related to the term loan was outstanding, along with $30.5 million on the revolving term loan and $6.2 million on the revolver. The term loan requires monthly principal payments of $0.6 million beginning in June 2011. The term loan and the revolving term loan mature on July 1, 2016 and the revolver matures on July 1, 2011 with an option to renew.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan and a revolving term loan of $37.4 million. At December 31, 2010, $40.9 million related to the term loan and $36.2 million on the revolving term loan was outstanding. The term loan requires quarterly principal payments of $2.4 million. The term loan matures on May 20, 2015 and the revolving term loan matures on May 1, 2019.

The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term loan as well as a statused revolving credit supplement (revolver) of up to $5.0 million. At December 31, 2010, $23.8 million related to the term loan was outstanding, $13.0 million on the revolving term loan, along with $2.5 million on the revolver. The term loan requires monthly principal payments of $0.3 million beginning in June 2011. The term loan and the revolving term loan mature on July 1, 2016 and the revolver matures on July 1, 2011 with an option to renew.

The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan and a $17.0 million revolving term loan. At December 31, 2010, $13.4 million related to the term loan was outstanding along with the entire $17.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.2 million. The term loan matures on May 20, 2014 and the revolving term loan matures on November 1, 2017.

The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term loan. At December 31, 2010, $26.3 million related to the term loan was outstanding, along with the entire $10.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.375 million. The term loan matures on July 20, 2015 and the revolving term loan matures on July 1, 2017.

Each term loan has a provision that requires us to make annual special payments equal to a percentage ranging from 50% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations. During the twelve months ended December 31, 2010, $7.7 million was paid under these requirements.

With certain exceptions, the revolving term loans are generally available for advances throughout the life of the commitment. Interest-only payments are due each month on all revolving term facilities until the final maturity date, with the exception of the Green Plains Obion’s loan, which requires additional semi-annual payments of $4.675 million beginning November 1, 2015.

On October 22, 2010, we acquired Global Ethanol and assumed its debt, now held by our subsidiary Green Plains Holdings II (Holdings II). As of October 22, 2010, following the payment of $6.0 million to reduce the assumed debt, the Holdings II loan was comprised of a $34.1 million amortizing term loan, a $42.6 million revolving term loan and a $15.0 million revolving line of credit loan. At December 31, 2010, $34.1 million was outstanding on the term loan, along with $42.2 million on the revolving term loan and $15.0 million on the revolving line of credit loan. The term loan requires quarterly principal payments of $1.5 million. The revolving term loan requires semi-annual payments of approximately $2.7 million. The amortizing term loan will mature on January 1, 2015. The revolving term loan will mature April 1, 2016. The revolving line of credit will mature on April 30, 2013.

The term loans and revolving term loans bear interest at LIBOR plus 1.5% to 4.50% or lender-established prime rates. Some have established a floor on the underlying LIBOR index. In some cases, the lender may allow us to elect to pay interest at a fixed interest rate to be determined. As security for the loans, the lenders received a first-position lien on all personal property and real estate owned by the respective entity borrowing the funds, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant. Additionally, debt facilities within Green Plains Central City and Green Plains Ord are cross-collateralized. These borrowing entities are also required to maintain certain financial and non-financial covenants during the terms of the loans.

Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the City of Bluffton, Indiana, of which $20.6 million remained outstanding at December 31, 2010. The revenue bond requires: semi-annual principal and interest payments of approximately $1.5 million during the period commencing on March 1, 2010 through March 1, 2019; and a final principal and interest payment of $3.745 million on September 1, 2019. The revenue bond bears interest at 7.50% per annum.

Agribusiness Segment

The Green Plains Grain loan was modified in April, June and November 2010 and February 2011 to be comprised of a $20.0 million amortizing term loan, a $45.0 million revolving term loan, a $20.0 million seasonal revolver and a $42.0 million bulge seasonal revolver. The term loan expires on August 1, 2013, the revolving term loan expires on August 1, 2011, $7.0 million of the bulge seasonal revolver expires on April 1, 2011, the remainder of the bulge seasonal revolver expires June 1, 2011 and the seasonal revolver expires on August 1, 2011. Payments of $0.5 million under the term loan are due on the first business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term. The loans bear interest at three-month LIBOR plus 4.25% on the term loan, LIBOR plus 3.5% on the revolving term loan, and one-month LIBOR plus 3.75% on the seasonal revolver, all subject to an interest rate floor of 4.5%. Loan proceeds are used primarily for working capital purposes. At December 31, 2010, $19.0 million on the term loan and $68.0 million on the various revolving loans were outstanding. As security for the loans, the lender received a first-position lien on real estate, equipment, inventory, and accounts receivable owned by Green Plains Grain. In addition, Green Plain Grain had outstanding equipment financing term loans totaling $0.9 million at December 31, 2010.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility of up to $30.0 million, subject to a borrowing base of 85% of eligible receivables and a current availability block of $5.0 million. At December 31, 2010, $21.2 million on the revolving credit facility was outstanding. The revolving credit facility expires on July 30, 2012 and bears interest at the lender’s commercial floating rate plus 2.5% or LIBOR plus 3.5%. As security for the loan, the lender received a first-position lien on accounts receivable, inventory and other collateral owned by Green Plains Trade.

On January 21, 2011, Green Plains Trade entered into an amendment and restatement of the senior secured revolving credit facility to increase the principal amount available from $30.0 million to $70.0 million. The amended facility expires on March 31, 2014.

Contractual Obligations

Our contractual obligations as of December 31, 2010 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$668,968	$141,068	$177,192	$192,829	$157,879
Interest and fees on debt obligations (2)	86,820	25,256	37,040	19,381	5,143
Operating lease obligations (3)	49,476	16,033	22,064	6,883	4,496
Purchase obligations
Forward grain purchase contracts (4)	478,649	475,180	3,469	-	-
Other commodity purchase contracts (5)	28,019	28,019	-	-	-
Other	18,387	18,351	34	2	-

Total contractual obligations	$1,330,319	$703,907	$239,799	$219,095	$167,518

(1)	Includes current portion of long-term debt.

(2)	Interest amounts are calculated over the terms of the loans using current interest rates, assuming scheduled principle and interest amounts are paid pursuant to the debt agreements. Includes administrative and/or commitment fees on debt obligations.

(3)	Operating lease costs are primarily for railcars and office space.

(4)	Purchase contracts represent index-priced and fixed-price contracts. Index purchase contracts are valued at current quarter- end prices.

(5)	Includes fixed-price ethanol, dried distillers grains and natural gas purchase contracts.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have $669.0 million outstanding in debt as of December 31, 2010, $454.4 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $2.1 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

Commodity Price Risk

We produce ethanol, distillers grains and corn oil from corn and our business is sensitive to changes in the prices of each of these commodities. The price of corn is subject to fluctuations due to unpredictable factors such as weather; corn planted and harvested acreage; changes in national and global supply and demand; and government programs and policies. We use natural gas in the ethanol production process and, as a result, our business is also sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, or other natural events like hurricanes in the spring, summer and fall. Other natural gas price factors include North American exploration and production, and the amount of natural gas in underground storage during both the injection and withdrawal seasons. Ethanol prices are sensitive to world crude-oil supply and demand; crude-oil refining capacity and utilization; government regulation; and consumer demand for alternative fuels. Distillers grains prices are sensitive to various demand factors such as numbers of livestock on feed, prices for feed alternatives, and supply factors, primarily production by ethanol plants and other sources.

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

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally designated as normal purchases or normal sales contracts and are not recognized until quantities are delivered or utilized in production. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. During the year ended December 31, 2010, revenues and cost of goods sold included net losses from derivative financial instruments of $8.7 million and $23.4 million respectively. To the extent the net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sales has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in pre-tax income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from December 31, 2010. This analysis excludes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months	Unit of Measure	Income Effect of Approximate 10% Change in Price
Ethanol	680,000	Gallons	$154,847
Corn	245,000	Bushels	$149,374
Distillers grains	2,000	Tons (1)	$27,895
Natural gas	18,650	MMBTU (2)	$8,530

(1) Distillers grains quantities are stated on an equivalent dried ton basis.

(2) Millions of British Thermal Units

At December 31, 2010, approximately 14% of our forecasted ethanol production during the next 12 months has been sold under fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of ethanol shown above would be reduced by approximately $21.6 million.

At December 31, 2010, approximately 16% of our estimated corn usage for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of corn shown above would be reduced by approximately $24.3 million.

At December 31, 2010, approximately 14% of our forecasted distillers grain production for the next 12 months was subject to fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of distillers grains shown above would be reduced by approximately $3.9 million.

At December 31, 2010, approximately 20% of our forecasted natural gas requirements for the next 12 months have been purchased under fixed-price contracts. As a result of these positions, the effect of a 10% change in the price of natural gas shown above would be reduced by approximately $1.7 million.

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

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% change in such prices. The result of this analysis, as of December 31, 2010, which may differ from actual results, is as follows (in thousands):

Fair Value	$28
Market Risk	$3

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required consolidated financial statements and notes thereto are included in this report and are listed in Part IV, Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

The report of L.L. Bradford on the consolidated financial statements for the nine-month transition period ended December 31, 2008 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audits for the nine-month transition period ended December 31, 2008 and through the interim period through June 2, 2009, there have been no disagreements with L.L. Bradford on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of L.L. Bradford would have caused them to make reference thereto in their reports on the consolidated financial statements for such years.

During the nine-month transition period ended December 31, 2008 and through June 2, 2009, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

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

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

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

Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2010 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We acquired Global Ethanol LLC (Global) on October 22, 2010, and our management excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, Global’s internal control over financial reporting associated with 13.3% of total assets and 3.8% of consolidated total revenue included in the financial statements of the Company as of and for the year ended December 31, 2010.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010. KMPG LLP, an independent registered accounting firm, has audited and issued a report on the Company’s internal control over financial reporting as of December 31, 2010. That report is included herein.

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

Evaluation of Disclosure Controls and Procedures

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Green Plains Renewable Energy, Inc.:

We have audited the internal control over financial reporting of Green Plains Renewable Energy, Inc. and subsidiaries (the Company) as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Global Ethanol LLC (Global) on October 22, 2010, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, Global’s internal control over financial reporting associated with 13.3% of the Company’s total assets and 3.8% of the Company’s consolidated total revenue included in the financial statements of the Company as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Global.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended, and the related financial statement schedule and our report dated March 4, 2011, expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

/s/ KPMG

Omaha, Nebraska

March 4, 2011

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to our directors, our audit committee and our audit committee financial expert is included in the sections entitled “Information about the Board of Directors and Corporate Governance” and “Proposal I – Election of Directors” in our Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference. Information included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is also incorporated herein by reference.

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

Page
Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm (Predecessor Auditors)	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
Consolidated Statements of Operations for the years-ended December 31, 2010 and 2009 and for the nine-month transition period ended December 31, 2008	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years-ended December 31, 2010 and 2009 and for the nine-month transition period ended December 31, 2008	F-5
Consolidated Statements of Cash Flows for the years-ended December 31, 2010 and 2009 and for the nine-month transition period ended December 31, 2008	F-6
Notes to Consolidated Financial Statements	F-8

(2) Financial Statement Schedules.  The following condensed financial information and notes thereto are filed as part of this annual report on Form 10-K.

Page
Schedule I – Condensed Financial Information of the Registrant	F-39

All other schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits.  The following exhibit index lists exhibits incorporated herein by reference, filed as a part of this annual report on Form 10-K, or furnished as part of this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger between the Company, Green Plains Merger Sub, Inc. and VBV LLC (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated May 8, 2008)

2.2	Stock Purchase Agreement between the Company, Bioverda International Holdings Limited and Bioverda US Holdings LLC (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, dated May 8, 2008)

2.3	Agreement and Plan of Merger among the Company, IN Merger Sub, LLC and Indiana Bio-Energy, LLC (Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K, dated May 8, 2008)

2.4	Agreement and Plan of Merger among the Company, TN Merger Sub, LLC and Ethanol Grain Processors, LLC (Incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K, dated May 8, 2008)

2.5	Agreement and Plan of Merger among the Company, GPMS, Inc., Global Ethanol, LLC and Global Ethanol, Inc. dated September 28,2010 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated October 22, 2010)

3.1	Second Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 15, 2008)

3.2(a)	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on October 15, 2008)

3.2(b)	First Amendment to the Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on March 13, 2009)

4.1	Shareholders’ Agreement by and among Green Plains Renewable Energy, Inc., each of the investors listed on Schedule A, and each of the existing shareholders and affiliates identified on Schedule B, dated May 7, 2008 (Incorporated by reference to Appendix F of the Company’s Registration Statement on Form S-4/A filed September 4, 2008)

4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3/A filed December 30, 2009)

4.3	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-3/A filed December 30, 2009)

4.4	Indenture relating to the 5.75% Convertible Senior Notes due 2015, dated as of November 3, 2010, between the Company and Wilmington Trust FSB, including the form of Global Note attached as Exhibit A thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 3, 2010)

4.5	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 22, 2010)

10.1(a)	Asset Transfer Agreement between the Company and GPRE Shenandoah LLC, dated March 31, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 7, 2008)

10.1(b)	Construction and Term Loan Supplement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 9, 2006)

10.1(c)	Construction and Revolving Term Loan Supplement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated February 9, 2006)

10.1(d)	Master Loan Agreement between GPRE Shenandoah LLC and Farm Credit Services of America, FLCA, dated March 25, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 7, 2008)

10.1(e)	Statused Revolving Credit Supplement between GPRE Shenandoah LLC and Farm Credit Services of America, FLCA, dated October 3, 2008 (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed October 10, 2008)

10.1(f)	Amendment to the Master Loan Agreement between GPRE Shenandoah LLC and Farm Credit Services of America, FLCA, dated October 3, 2008 (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed October 10, 2008)

10.1(g)	Amendment to the Master Loan Agreement between Farm Credit Services of America, FLCA and Green Plains Shenandoah LLC, dated August 3, 2009 (f/k/a GPRE Shenandoah LLC) (Incorporated by reference to Exhibit 10.1(g) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.1(h)	Security Agreement between Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA, dated August 3, 2009 (Incorporated by reference to Exhibit 10.1(h) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.1(i)	Amendment to the Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and Green Plains Shenandoah LLC, dated December 1, 2009 (Incorporated by reference to Exhibit 10.1(i) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.1(j)	Amendment to the Master Loan Agreement between Farm Credit Services of America, FLCA and Green Plains Shenandoah LLC, dated December 1, 2009 (Incorporated by reference to Exhibit 10.1(j) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.1(k)	Statused Revolving Credit Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and Green Plains Shenandoah LLC (amending and restating the Supplement dated October 3, 2008), dated December 1, 2009 (Incorporated by reference to Exhibit 10.1(k) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.2(a)	Master Loan Agreement, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 23, 2007)

10.2(b)	Construction and Term Loan Supplement, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated March 23, 2007)

10.2(c)	Construction and Revolving Term Loan Supplement, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated March 23, 2007)

10.2(d)	Security Agreement and Real Estate Mortgage, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated March 23, 2007)

10.2(e)	Amendment to the Master Loan Agreement between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA, dated February 1, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 4, 2008)

10.2(f)	Amendment to the Construction and Term Loan Supplement between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA, dated February 1, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 4, 2008)

10.2(g)	Amendment to the Construction Revolving Term Loan Supplement between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA, dated February 1, 2008 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 4, 2008)

10.2(h)	Amendment to Master Loan Agreement between Farm Credit Services FLCA and Superior Ethanol, L.L.C., dated April 23, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 19, 2008).

10.2(i)	Amendment to the Construction and Term Loan Supplement between Farm Credit Services FLCA and Superior Ethanol, L.L.C., dated April 23, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 19, 2008).

10.2(j)	Amendment to the Construction and Revolving Term Loan Supplement between Farm Credit Services FLCA and Superior Ethanol, L.L.C., dated April 23, 2008 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 19, 2008).

10.2(k)	Amendment to the Master Loan Agreement between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA, dated October 6, 2008 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed October 10, 2008)

10.2(l)	Amendment to the Master Loan Agreement between Farm Credit Services of America, FLCA and Green Plains Superior LLC, dated May 12, 2009 (f/k/a Superior Ethanol, L.L.C.) (Incorporated by reference to Exhibit 10.2(l) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.2(m)	Amendment to the Construction and Term Loan Supplement between Farm Credit Services of America, FLCA and Green Plains Superior LLC, dated May 12, 2009 (f/k/a Superior Ethanol, L.L.C.) (Incorporated by reference to Exhibit 10.2(m) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.2(n)	Amendment to the Construction and Revolving Term Loan Supplement between Farm Credit Services of America, FLCA and Green Plains Superior LLC, dated May 12, 2009 (f/k/a Superior Ethanol, L.L.C.) (Incorporated by reference to Exhibit 10.2(n) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.2(o)	Amendment to Master Loan Agreement, dated July 20, 2009, between Farm Credit Services of America, FLCA and Green Plains Superior LLC (Incorporated by reference to Exhibit 10.2(o) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

*10.3	Amended and Restated Employment Agreement dated October 24, 2008, by and between the Company and Jerry L. Peters (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 28, 2008)

10.4(a)	Credit Agreement dated April 3, 2008 between Green Plains Grain Company LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 9, 2008)

10.4(b)	Revolving Credit Note dated April 3, 2008 between Green Plains Grain Company LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 9, 2008)

10.4(c)	Term Loan Note dated April 3, 2008 between Green Plains Grain Company LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 9, 2008)

10.4(d)	Security Agreement dated April 3, 2008 between Green Plains Grain Company LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 9, 2008)

10.4(e)	First Amendment to Credit Agreement by and among Green Plains Grain Company LLC and First National Bank of Omaha, dated July 2, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 8, 2008)

10.4(f)	First Amendment to Revolving Credit Note by and among Green Plains Grain Company LLC and First National Bank of Omaha, dated July 2, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 8, 2008)

10.4(g)	First Amended and Restated Credit Agreement between Green Plains Grain Company LLC and First National Bank of Omaha, dated March 31, 2009 (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

*10.5	2007 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 27, 2007)

10.6	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-4/A filed August 1, 2008)

*10.7(a)	Employment Agreement with Todd Becker (Incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-4/A filed August 1, 2008)

*10.7(b)	Amendment No. 1 to Employment Agreement with Todd Becker, dated December 18, 2009. (Incorporated by reference to Exhibit 10.7(b) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.8(a)	Master Loan Agreement entered into as of August 31, 2007 by and between Farm Credit Services of Mid-America, FLCA, Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC (f/k/a Ethanol Grain Processors, LLC) (Incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.8(b)	Construction and Revolving Term Loan Supplement entered into as of August 31, 2007 by and between Farm Credit Services of Mid-America, FCLA and Green Plains Obion LLC (f/k/a Ethanol Grain Processors, LLC) (Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.8(c)	Construction and Term Loan Supplement entered into as of August 31, 2007 by and between Farm Credit Services of Mid-America, FLCA and Green Plains Obion LLC (f/k/a Ethanol Grain Processors, LLC) (Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.8(d)	Statused Revolving Credit Supplement entered into as of August 31, 2007 by and between Farm Credit of Mid-America, PCA and Green Plains Obion LLC (f/k/a Ethanol Grain Processors, LLC) (Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.8(e)	Amendment to Master Loan Agreement between Farm Credit Services of Mid-America, FCLA, Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC, (f/k/a/ Ethanol Grain Processors, LLC) dated March 24, 2009 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

10.8(f)	Statused Revolving Credit Supplement between Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC (f/k/a Ethanol Grain Processors, LLC), dated March 24, 2009 (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

10.8(g)	Amendment to the Construction and Revolving Term Loan Supplement between Farm Credit Services of Mid-America, FLCA, and Green Plains Obion, LLC (f/k/a Ethanol Grain Processors, LLC, Rives, Tennessee), dated March 24, 2009 (Incorporated by reference to Exhibit 10.8(g) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.8(h)	Amendment to the Master Loan Agreement between Farm Credit Services of Mid-America, FLCA, Farm Credit Services of Mid-America, PCA, and Green Plains Obion LLC, Rives Tennessee, dated May 12, 2009 (Incorporated by reference to Exhibit 10.8(h) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.8(i)	Amendment to the Master Loan Agreement between CoBank, ACB and Green Plains Obion LLC, Rives, Tennessee, dated May 12, 2009 (Incorporated by reference to Exhibit 10.8(i) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.8(j)	Amendment to the Master Loan Agreement between Farm Credit Services of Mid-America, FLCA, Farm Credit Services of Mid-America, PCA, and Green Plains Obion LLC, dated September 16, 2009 (Incorporated by reference to Exhibit 10.8(j) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.8(k)	Amendment to the Construction and Revolving Term Loan Agreement between Farm Credit Services of Mid-America, FLCA and Green Plains Obion LLC, dated September 16, 2009 (Incorporated by reference to Exhibit 10.8(k) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.8(l)	Statused Revolving Credit Supplement to the Master Loan Agreement between Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC, dated September 16, 2009 (Incorporated by reference to Exhibit 10.8(l) of the Company’s Annual Report on Form 10-K/A (Amendment No. 1) filed February 25, 2010)

10.8(m)	Statused Revolving Credit Supplement to the Master Loan Agreement between Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC, Rives Tennessee, dated December 22, 2009 (Incorporated by reference to Exhibit 10.8(m) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.8(n)	Amendment to the Construction and Revolving Term Loan Supplement between Farm Credit Services of Mid-America, FLCA and Green Plains Obion LLC, Rives, Tennessee, dated December 22, 2009 (Incorporated by reference to Exhibit 10.8(n) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.8(o)	Amendment to the Construction Term Loan Supplement between Farm Credit Services of Mid-America, FLCA and Green Plains Obion LLC, Rives, Tennessee, dated December 22, 2009 (Incorporated by reference to Exhibit 10.8(o) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.9(a)	Master Loan Agreement dated as of February 27, 2007 by and among Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.9(b)	First Supplement to Master Loan Agreement dated as of February 27, 2007 by and between Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.9(c)	Second Supplement to Master Loan Agreement dated as of February 27, 2007 by and between Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.9(d)	Construction/Permanent Mortgage Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of February 27, 2007 by Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) in favor of AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.9(e)	Second Amendment to Master Loan Agreement between Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA, dated April 16, 2009 (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

10.9(f)	Third Amendment to Master Loan Agreement (including First and Second Supplements) between AgStar Financial Services, PCA, and Indiana Bio-Energy, LLC (n/k/a Green Plains Bluffton LLC), dated June 30, 2009 (Incorporated by reference to Exhibit 10.9(f) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.9(g)	First Amendment to the First Supplement to the Master Loan Agreement (Construction and Term Loan) between AgStar Financial Services, PCA, and Indiana Bio-Energy, LLC, dated June 30, 2009 (Incorporated by reference to Exhibit 10.9(g) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.9(h)	First Amendment to the Second Supplement to the Master Loan Agreement (Term Revolving Loan) between AgStar Financial Services, PCA, and Indiana Bio-Energy, LLC, dated June 30, 2009 (Incorporated by reference to Exhibit 10.9(h) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.9(i)	Fourth Amendment to Master Loan Agreement (including First and Second Supplements) between AgStar Financial Services, PCA and Indiana Bio-Energy, LLC (n/k/a Green Plains Bluffton LLC), dated December 31, 2009 (Incorporated by reference to Exhibit 10.9(i) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.9(j)	First Amendment to the Master Loan Agreement between Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA, dated October 15, 2008 (Incorporated by reference to Exhibit 10.9(j) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.9(k)	Fifth Amendment to Master Loan Agreement (including First and Second Supplements) between Green Plains Bluffton LLC and AgStar Financial Services, PCA, dated December 31, 2010

10.10(a)	Loan Agreement between City of Bluffton, Indiana and Green Plains Bluffton LLC (f/k/a Indian Bio-Energy, LLC) dates as of March 1, 2007 (Incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.10(b)	Indenture of Trust dated as of March 1, 2007 by and between the City of Bluffton, Indiana and U.S. Bank National Association (Incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.10(c)	Subordinate Construction/Permanent Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of March 1, 2007 between Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) and U.S. Bank National Association (Incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.11	Non-Statutory Stock Option Agreement between Steve Bleyl and Green Plains Renewable Energy, Inc. dated October 15, 2008 (Incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.12	Non-Statutory Stock Option Agreement between Edgar Seward and Green Plains Renewable Energy, Inc. dated October 15, 2008 (Incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.13	Non-Statutory Stock Option Agreement between Michael Orgas and Green Plains Renewable Energy, Inc. dated November 1, 2008 (Incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.14	Restricted Stock Agreement between Michael Orgas and Green Plains Renewable Energy, Inc. dated November 1, 2008 (Incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.15	Restricted Stock Agreement between Edgar Seward and Green Plains Renewable Energy, Inc. dated October 15, 2008 (Incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.16	Employment Agreement by and between Green Plains Renewable Energy, Inc. and Michael C. Orgas dated November 1, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

*10.17	Employment Offer Letter to Edgar Seward dated October 15, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

*10.18	Employment Offer Letter to Steven Bleyl dated October 15, 2008 (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

*10.19(a)	2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 11, 2009)

*10.19(b)	Form of Stock Option Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(b) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

*10.19(c)	Form of Restricted Stock Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(c) of the Company’s Annual Report on Form 10-K/A (Amendment No. 1) filed February 25, 2010)

*10.19(d)	Form of Deferred Stock Unit Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(d) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.20	Membership Interest Purchase Agreement by and between the Entities listed on Schedule 1 thereto, AgStar Financial Services, PCA, as Seller Agent, and Green Plains Holdings dated as of May 20, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.21	Membership Interest Purchase Agreement by and between the Entities listed on Schedule 1 thereto, AgStar Financial Services, PCA, as Seller Agent, and Green Plains Holdings dated as of May 20, 2009 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.22(a)	Credit Agreement by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein, dated July 2, 2009 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.22(b)	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by and among Green Plains Ord LLC, Ticor Title Insurance Company and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.22(b) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.22(c)	Security Agreement by and among Green Plains Ord LLC, Green Plains Holdings LLC and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.22(c) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.22(d)	Affiliate Security Agreement between Green Plains Central City LLC and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.22(d) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.22(e)	Affiliate Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing between Green Plains Central City LLC, Ticor Title Insurance Company, and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.22(e) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.23(a)	Credit Agreement by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent, and the Banks named therein, dated July 2, 2009 (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.23(b)	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by and among Green Plains Central City LLC, Ticor Title Insurance Company, and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.23(b) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.23(c)	Security Agreement by and among Green Plains Central City LLC, Green Plains Holdings LLC and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.23(c) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.23(d)	Affiliate Security Agreement between Green Plains Ord LLC and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.23(d) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.23(e)	Affiliate Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing between Green Plains Ord LLC, Ticor Title Insurance Company, and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.23(e) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.23(f)	First Amendment to Credit Agreement by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent, and the Banks named therein, dated December 31, 2010

10.24(a)	Amended and Restated Revolving Credit and Security Agreement dated January 21, 2011 by and between PNC Bank, National Association (as Lender and Agent) and Green Plains Trade Group LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 27, 2011)

10.24(b)	Amended and Restated Revolving Credit Note dated January 21, 2011 by and among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association (as Lender and Agent) (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 27, 2011)

10.24(c)	Revolving Credit Note dated January 21, 2011 by and among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association (as Lender and Agent) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 27, 2011)

10.24(d)	Revolving Credit Note dated January 21, 2011 by and among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association (as Lender and Agent) (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 27, 2011)

*10.25	Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 27, 2010)

*10.26	Director Compensation effective January 1, 2009 (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.27	Asset Purchase Agreement dated as of April 19, 2010 by and among Green Plains Grain Company TN LLC, as the Buyer, and Union City Grain Company LLC, Dyer Gin Company, Inc. and Thomas W. Wade, Jr. Living Trust dated July 25, 2002, collectively as the Seller, and Wade Gin Company, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.28	Asset Purchase Agreement dated as of April 19, 2010 by and among Green Plains Grain Company TN LLC, as the Buyer, and Farmers Grain of Trenton LLC, Farmers Grain Crop Insurance, LLC and Wilson Street Properties L.L.C., collectively as the Seller (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.29	Second Amended and Restated Credit Agreement dated as of April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.30	Second Amended and Restated Revolving Credit Note dated as of April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.31	Second Amended and Restated Term Loan Note dated as of April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.32	Security Agreement dated as of April 19, 2010 between Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.33	Post-Closing Agreement dated as of April 19, 2010 between Green Plains Renewable Energy, Inc., Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.34	Employment Offer Letter to Ron Gillis, Dated October 15, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 3, 2010)

10.35(a)	First Amendment to Second Amended and Restated Credit Agreement dated as of June 18, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2010)

10.35(b)	First Amendment to Second Amended and Restated Term Loan Note dated as of June 18, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2010)

10.36(a)	First Amendment dated November 18, 2010 to the Second Amended and Restated Revolving Credit Note dated as of April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 23, 2010)

10.36(b)	Second Amendment dated November 18, 2010 to the Second Amended and Restated Credit Agreement dated as of April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 23, 2010)

10.36(c)	Third Amendment dated February 28, 2011 to the Second Amended and Restated Credit Agreement dated as of April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha

10.37(a)	Amended and Restated Loan and Security Agreement dated as of December 14, 2005 by and among Midwest Grain Processors Cooperative and Midwest Grain Processor, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(b)	First Amendment to Amended and Restated Loan and Security Agreement dated as of February 28, 2006 by and among Midwest Grain Processors Cooperative and Midwest Grain Processors, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(c)	Second Amendment to Amended and Restated Loan and Security Agreement dated as of March 31, 2006 by and among Midwest Grain Processors Cooperative and Midwest Grain Processors, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(d)	Third Amendment to Amended and Restated Loan and Security Agreement dated as of September 22, 2006 by and among Midwest Grain Processors, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(e)	Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of October 31, 2006 by and among Midwest Grain Processors, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(f)	Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of February 22, 2007 by and among Global Ethanol, LLC (formerly known as Midwest Grain Processors, LLC), as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(g)	Sixth Amendment to Amended and Restated Loan and Security Agreement dated as of May 25, 2007 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(h)	Seventh Amendment to Amended and Restated Loan and Security Agreement dated as of August 31, 2007 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(i)	Eighth Amendment to Amended and Restated Loan and Security Agreement dated as of November 30, 2007 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(j)	Ninth Amendment to Amended and Restated Loan and Security Agreement dated as of October 31, 2008 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(k)	Tenth Amendment to Amended and Restated Loan and Security Agreement dated as of December 22, 2008 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(l)	Eleventh Amendment to Amended and Restated Loan and Security Agreement dated as of March 4, 2009 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(m)	Forbearance Agreement with Twelfth Amendment to Amended and Restated Loan and Security Agreement dated as of July 31, 2009 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(n)	Thirteenth Amendment to Amended and Restated Loan and Security Agreement and Forbearance Agreement dated as of September 30, 2009 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(o)	Fourteenth Amendment to Amended and Restated Loan and Security Agreement and Second Amendment to Forbearance Agreement dated as of November 30, 2009 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(p)	Fifteenth Amendment to Amended and Restated Loan and Security Agreement and Third Amendment to Forbearance Agreement dated as of June 30, 2010 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(q)	Sixteenth Amendment to Amended and Restated Loan and Security Agreement and Fourth Amendment to Forbearance Agreement dated as of October 22, 2010 by and among Green Plains Holdings II LLC (formerly known as Global Ethanol, LLC), as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(r)	Support and Subordination Agreement dated as of October 22, 2010 by and among Green Plains Holdings II LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K filed October 22, 2010)

*10.38	Employment Offer Letter to Jeff Briggs dated November 23, 2009

21.1	Schedule of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of L.L. Bradford & Company, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents management compensatory contracts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS RENEWABLE ENERGY, INC.

(Registrant)

Date: March 4, 2011	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker Todd A. Becker	President and Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2011

/s/ Jerry L. Peters Jerry L. Peters	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2011

/s/ Wayne B. Hoovestol Wayne B. Hoovestol	Chairman of the Board	March 4, 2011

/s/ Jim Anderson Jim Anderson	Director	March 4, 2011

/s/ Jim Barry Jim Barry	Director	March 4, 2011

/s/ James F. Crowley James F. Crowley	Director	March 4, 2011

/s/ Gordon F. Glade Gordon F. Glade	Director	March 4, 2011

/s/ Gary R. Parker Gary R. Parker	Director	March 4, 2011

/s/ Brian D. Peterson Brian D. Peterson	Director	March 4, 2011

/s/ Alain Treuer Alain Treuer	Director	March 4, 2011

/s/ Michael Walsh Michael Walsh	Director	March 4, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Green Plains Renewable Energy, Inc:

We have audited the accompanying consolidated balance sheets of Green Plains Renewable Energy, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

            /s/ KPMG LLP

Omaha, Nebraska

March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Green Plains Renewable Energy, Inc.

We have audited the accompanying consolidated balance sheet of Green Plains Renewable Energy, Inc. (formerly VBV LLC) (the “Company”) as of December 31, 2008, and the related statements of operations, stockholders’ equity / members’ capital and comprehensive income, and cash flows for the nine-month transition period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ L.L. Bradford & Company, LLC

Las Vegas, Nevada

March 26, 2009, except as to the accounting

for noncontrolling interest as described in

note 2, which is as February 23, 2010

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$233,205	$89,779
Restricted cash	27,783	12,554
Accounts receivable, net of allowances of $121 and $119, and including amounts from related parties of $2,520 and $2,311, respectively	89,170	44,637
Inventories	184,888	81,558
Prepaid expenses and other	7,222	7,574
Deferred tax assets	8,463	-
Deposits	54,485	14,752
Derivative financial instruments	33,557	1,592

Total current assets	638,773	252,446

Property and equipment, net	747,421	596,235
Investment in unconsolidated subsidiaries	2,768	2,272
Goodwill	23,125	14,543
Financing costs and other, net	17,779	12,585

Total assets	$1,429,866	$878,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, including amounts to related parties of $13 and $652, respectively	$155,084	$70,246
Accrued liabilities	21,200	24,052
Unearned revenue	22,581	9,535
Derivative financial instruments	34,657	2,109
Current maturities of long-term debt	141,068	68,390

Total current liabilities	374,590	174,332

Long-term debt	527,900	388,573
Deferred tax liabilities	25,079	-
Other liabilities	4,655	4,468

Total liabilities	932,224	567,373

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 35,793,501 and 24,957,378 shares issued and outstanding, respectively	36	25
Additional paid-in capital	431,289	292,231
Retained earnings	57,343	9,331
Accumulated other comprehensive loss	(420)	(123)

Total Green Plains stockholders’ equity	488,248	301,464
Noncontrolling interests	9,394	9,244

Total stockholders’ equity	497,642	310,708

Total liabilities and stockholders’ equity	$1,429,866	$878,081

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008
Revenues	$2,132,968	$1,304,174	$188,758
Cost of goods sold	1,981,396	1,221,745	175,444

Gross profit	151,572	82,429	13,314
Selling, general and administrative expenses	60,467	44,923	18,467

Operating income (loss)	91,105	37,506	(5,153)

Other income (expense)
Interest income	313	225	150
Interest expense, net of amounts capitalized	(24,668)	(18,049)	(3,933)
Other, net	(699)	563	887

Total other income (expense)	(25,054)	(17,261)	(2,896)

Income (loss) before income taxes	66,051	20,245	(8,049)
Income tax expense	17,889	91	-

Net income (loss)	48,162	20,154	(8,049)
Net (income) loss attributable to noncontrolling interests	(150)	(364)	1,152

Net income (loss) attributable to Green Plains	$48,012	$19,790	$(6,897)

Earnings (loss) per share:
Income (loss) attributable to Green Plains stockholders - basic	$1.55	$0.79	$(0.56)

Income (loss) attributable to Green Plains stockholders - diluted	$1.51	$0.79	$(0.56)

Weighted average shares outstanding:
Basic	31,032	24,895	12,366

Diluted	32,347	25,069	12,366

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Gain (Loss)	Total Green Plains Stockholders’ Equity	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2008	7,498	$7	$111,541	$(3,562)	$-	$107,986	$1,448	$109,434
Net loss	-	-	-	(6,897)	-	(6,897)	(1,152)	(8,049)
Unrealized loss on derivatives	-	-	-	-	(298)	(298)	-	(298)

Total comprehensive loss	-	-	-	-	-	(7,195)	(1,152)	(8,347)

Capital contributions	-	-	4,484	-	-	4,484	-	4,484
Merger-related equity transactions
Historical Green Plains shares	7,822	8	78,212	-	-	78,220	-	78,220
Shares issued for IBE	1,071	1	10,709	-	-	10,710	-	10,710
Shares issued for EGP	2,302	3	23,022	-	-	23,025	-	23,025
Other	(34)	-	(4)	-	-	(4)	-	(4)

Investment by related party	6,000	6	59,994	-	-	60,000	-	60,000
Stock-based compensation	-	-	2,463	-	-	2,463	-	2,463

Balance, December 31, 2008	24,659	25	290,421	(10,459)	(298)	279,689	296	279,985
Net income	-	-	-	19,790	-	19,790	364	20,154
Unrealized gain on derivatives	-	-	-	-	175	175	-	175

Total comprehensive income	-	-	-	-	-	19,965	364	20,329

Stock-based compensation	65	-	1,208	-	-	1,208	-	1,208
Stock options exercised	263	-	176	-	-	176	-	176
Acquisition	-	-	-	-	-	-	8,584	8,584
Other	(30)	-	426	-	-	426	-	426

Balance, December 31, 2009	24,957	25	292,231	9,331	(123)	301,464	9,244	310,708
Net income	-	-	-	48,012	-	48,012	150	48,162
Unrealized loss on derivatives	-	-	-	-	(297)	(297)	-	(297)

Total comprehensive income	-	-	-	-	-	47,715	150	47,865

Stock-based compensation	102	-	2,124	-	-	2,124	-	2,124
Stock options exercised	23	-	200	-	-	200	-	200
Share issuance	6,325	6	79,726	-	-	79,732	-	79,732
Acquisition related issuance	4,386	5	56,964	-	-	56,969	-	56,969
Other	-	-	44	-	-	44	-	44

Balance, December 31, 2010	35,793	$36	$431,289	$57,343	$(420)	$488,248	$9,394	$497,642

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008
Cash flows from operating activities:
Net income (loss)	$48,162	$20,154	$(8,049)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	38,810	29,413	4,717
Deferred income taxes	16,520	-	-
Stock-based compensation expense	2,124	1,208	2,463
Undistributed equity in loss of affiliates	169	-	-
Allowance for doubtful accounts	79	55	174
Changes in operating assets and liabilities:
Accounts receivable	(30,023)	13,493	(32,448)
Inventories	(83,497)	(35,724)	1,726
Deposits	(39,733)	(2,000)	(12,752)
Unrealized gains on derivative financial instruments	(4,618)	(316)	(10,221)
Prepaid expenses and other assets	860	4,537	(2,886)
Accounts payable and accrued liabilities	74,642	18,830	13,377
Unearned revenues	13,046	5,130	-
Noncurrent liabilities	200	(1,683)	-
Noncurrent assets	(1,719)	-	-
Other	(206)	330	(551)

Net cash provided (used) by operating activities	34,816	53,427	(44,450)

Cash flows from investing activities:
Purchases of property and equipment	(20,030)	(13,788)	(79,870)
Investment in unconsolidated subsidiaries	(665)	(1,173)	(1,377)
Acquisition of businesses, net of cash acquired	(41,871)	(3,101)	9,830
Other	-	278	(1,537)

Net cash used by investing activities	(62,566)	(17,784)	(72,954)

Cash flows from financing activities:
Proceeds from the issuance of debt	106,956	10,405	177,189
Payments of principal on long-term debt	(50,392)	(29,080)	(77,870)
Proceeds from revolving credit lines	2,155,361	699,976	19,445
Payment on revolving credit lines	(2,101,203)	(675,984)	(2,142)
Proceeds from exercises of stock options	200	176	-
Proceeds from issuance of common stock	79,732	-	60,000
Change in restricted cash	(15,229)	(12,323)	1,624
(Payments) refunds of loan fees	(4,249)	(1,328)	914

Net cash provided (used) by financing activities	171,176	(8,158)	179,160

Net change in cash and equivalents	143,426	27,485	61,756
Cash and cash equivalents, beginning of period	89,779	62,294	538

Cash and cash equivalents, end of period	$233,205	$89,779	$62,294

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Continued from the previous page

	Year Ended December 31, 2010	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008
Supplemental disclosures of cash flow:
Cash refunds received for income taxes, net of payments made	$9	$167	$-

Cash paid for interest	$25,828	$13,930	$3,565

Noncash investing and financing activities:
Common stock issued for merger and acquisition activities	$56,969	$-	$78,220

Noncash additions to property and equipment:
Property and equipment acquired in acquisitions	$169,384	$116,515	$179,401
Capital lease obligations incurred for equipment	196	852	-

Total noncash additions to property and equipment	$169,580	$117,367	$179,401

Supplemental noncash investing and financing activities:
Assets acquired in acquisitions and mergers	$273,462	$145,900	$268,035
Less: liabilities assumed	(115,459)	(129,316)	(187,202)

Net assets acquired	$158,003	$16,584	$80,833

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

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities which we control. All significant intercompany balances and transactions have been eliminated on a consolidated basis for reporting purposes. Unconsolidated entities are included in the financial statements on an equity basis.

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

Change in Fiscal Year End

Effective April 1, 2008, to more closely align our year end with that of the majority of our peer group, we changed our year end from March 31 to December 31.

Description of Business

The Company is a vertically-integrated producer, marketer and distributor of ethanol. The Company has operations throughout the value chain, beginning upstream with agronomy and grain handling operations, continuing through approximately 680 million gallons per year, or mmgy, of ethanol production capacity as of December 31, 2010 and ending downstream with ethanol marketing distribution and blending facilities.

Ethanol Production Segment

Our ethanol production segment had the capacity to produce approximately 680 mmgy of ethanol at December 31, 2010. Our ethanol plants also produce co-products such as wet, modified wet or dried distillers grains and corn oil. Processing at full capacity, our plants will consume approximately 245 million bushels of corn and produce approximately 2.0 million tons of distillers grains annually. Our plants use a dry mill process to produce ethanol and co-products. We operate our eight ethanol plants through separate wholly-owned operating subsidiaries.

Marketing and Distribution Segment

We have an in-house, fee-based marketing business which is responsible for the sales, marketing and distribution of all ethanol, distillers grains and corn oil produced at our eight ethanol plants. We also market and distribute ethanol for third-party ethanol producers. At capacity, at December 31, 2010, we would market approximately 680 mmgy of ethanol from our eight strategically-located plants along with approximately 360 mmgy from our third-party producers. Additionally, the Company holds a majority interest in Blendstar LLC, which operates nine blending or terminaling facilities with approximately 495 mmgy of total throughput capacity in seven states in the south central United States.

Agribusiness Segment

We operate our agribusiness segment primarily through our wholly-owned subsidiary, Green Plains Grain Company, which is a grain and farm supply business with three primary operating lines of business: bulk grain, agronomy and petroleum.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers short term highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents as of December 31, 2010 and 2009 included bank deposits. The Company also has restricted cash which is comprised of cash restricted as to use for payment towards a revenue bond and cash restricted as to use for payment towards the credit agreement.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured.

For sales of ethanol and distillers grains by Green Plains Trade Group, the Company’s fee-based marketing business, revenue is recognized when title to the product and risk of loss transfer to an external customer. Revenues related to our marketing operations for third parties are recorded on a gross basis in the consolidated financial statements, as Green Plains Trade takes title to the product and assumes risk of loss. Unearned revenue is reflected on our consolidated balance sheet for goods in transit for which we have received payment and title has not been transferred to the customer. Revenues from Blendstar LLC, a majority-owned biofuel terminal operator that offers ethanol transload and splash blending services, are recognized as these services are rendered.

The Company routinely enters into fixed-price, physical-delivery ethanol sales agreements. In certain instances, the Company intends to settle the transaction by open market purchases of ethanol rather than by delivery from its own production. These transactions are reported net as a component of revenues. Revenues also include realized gains and losses on related derivative financial instruments, ineffectiveness on cash flow hedges, and reclassifications of realized gains and losses on effective cash flow hedges from accumulated other comprehensive income (loss).

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

Derivative Financial Instruments

To minimize the risk and the effects of the volatility of commodity price changes primarily related to corn, natural gas and ethanol, the Company uses various derivative financial instruments, including exchange-traded futures, and exchange-traded and over-the-counter options contracts. The Company monitors and manages this exposure as part of our overall risk management policy. As such, we seek to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. The Company may take hedging positions in these commodities as one way to mitigate risk. While the Company attempts to link its hedging activities to purchase and sales activities, there are situations where these hedging activities can themselves result in losses.

By using derivatives to hedge exposures to changes in commodity prices, the Company has exposures on these derivatives to credit and market risk. The Company is exposed to credit risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. The Company minimizes its credit risk by entering into transactions with high quality counterparties, limiting the amount of financial exposure it has with each counterparty and monitoring the financial condition of its counterparties. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices or interest rates. The Company manages market risk by incorporating monitoring parameters within our risk management strategy that limit the types of derivative instruments and derivative strategies the Company uses, and the degree of market risk that may be undertaken by the use of derivative instruments.

The Company evaluates its contracts that involve physical delivery to determine whether they may be deemed “normal purchases” or “normal sales” that are expected to be used or sold over a reasonable period in the normal course of business. Any contracts that do not meet the normal purchase or sales criteria are recorded at fair value with the change in fair value recorded in operating income unless the contracts qualify for, and the Company elects, hedge accounting treatment.

Certain qualifying derivatives within the ethanol production segment are designed as cash flow hedges. Prior to entering into cash flow hedges the Company evaluates the derivative instrument to ascertain its effectiveness. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, the Company would discontinue cash flow hedge treatment, which would affect earnings. These derivative financial instruments are recognized in other current assets or liabilities at fair value.

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

Inventories

Corn, to be used in ethanol production, ethanol and distillers grains inventories are stated at the lower of average cost (determined quarterly) or market.

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

Impairment of Long-Lived Assets

Green Plains’ long-lived assets currently consist of property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of long-lived assets to measure impairment, including projections of future discounted cash flows. No impairment charges were recorded during 2010, 2009 or 2008.

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company has recorded goodwill for business combinations to the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. Our goodwill currently is comprised of amounts relating to our acquisitions of Green Plains Ord, Green Plains Central City, and Green Plains Holdings II (Global) as well as our majority interest in Blendstar.

Goodwill is reviewed for impairment at least annually. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary.

The Company performs its annual impairment review of goodwill at October 1, and when a triggering event occurs between annual impairment tests. No impairment losses were recorded for the periods reported.

Financing Costs

Fees and costs related to securing debt financing are recorded as financing costs. Debt issuance costs are stated at cost and are amortized utilizing the effective interest method over the life of the loans. However, during the period of construction, amortizations of such costs were capitalized in construction-in-progress.

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

The Company recognizes uncertainties in income taxes within the financial statements based on FASB Accounting Standards Codification (ASC) 740. The standard prescribes a process by which the likelihood of a tax position is gauged based upon the technical merits of the position, and then a subsequent measurement relates the maximum benefit and the degree of likelihood to determine the amount of benefit recognized in the financial statements. The Company excludes interest and penalties on tax uncertainties from the computation of income tax expense. These costs are treated as pre-tax expenses.

Business Combinations

The Company accounts for business combinations based on the guidance within ASC 805. ASC 805 generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity.

Recent Accounting Pronouncements

Effective March 31, 2010, we adopted the first phase of the amended guidance in the Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, which requires us to disclose the amounts and reasons for significant transfers between Levels 1 and 2 in the fair value hierarchy as well as reasons for any transfers in or out of Level 3. The amended guidance also requires us to provide fair value measurement disclosures for each class of assets and liabilities and disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The adoption of this amendment requires expanded disclosure in the notes to our consolidated financial statements but does not impact financial results.

Effective March 31, 2011, we will be required to adopt the second phase of the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures, which requires us to disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, separately for assets and liabilities. The adoption of this amended guidance will require expanded disclosure in the notes to our consolidated financial statements but will not impact financial results.

3.  PUBLIC OFFERING OF COMMON STOCK

In March 2010, the Company sold approximately 6.3 million newly-issued shares of its common stock at a price of $13.50 per share, with net proceeds totaling approximately $79.8 million. The Company has used and intends to continue to use these proceeds for general corporate purposes and to acquire or invest in additional facilities, assets or technologies consistent with its growth strategy.

4.  ACQUISITIONS

Acquisition of Tennessee Grain Elevators

In April 2010, the Company acquired agribusiness operations in western Tennessee which include five grain elevators with federally licensed grain storage capacity of 11.7 million bushels. All of the grain elevators acquired are located within 50 miles of the Company’s Obion, Tennessee ethanol plant. With the addition of these agribusiness assets, the Company operates 13 grain elevators with approximately 31.4 million bushels of grain storage capacity. Also acquired were grain and fertilizer inventories and other agribusiness assets. The agribusiness assets were acquired from companies owned by the Thomas W. Wade, Jr. family and from Farmers

Grain of Trenton LLC for consideration totaling approximately $25.7 million, consisting of cash and $3.3 million in notes to the sellers. The five grain elevators and other assets acquired are owned by Green Plains Grain Company TN LLC, a wholly-owned subsidiary of the Company, and are included in the Company’s agribusiness segment. The operating results of Green Plains Grain in Tennessee have been included in the Company’s consolidated financial statements since April 19, 2010 providing revenue and operating income of $141.6 million and $2.4 million, respectively, for the year ended December 31, 2010.

Amounts of identifiable assets acquired and liabilities assumed (in thousands)

Inventory	$6,545
Other current assets	1,679
Property and equipment, net	19,968
Other noncurrent assets	21

Current liabilities	(2,537)

Total identifiable net assets	25,676

Purchase price	$25,676

The amounts above reflect final purchase price allocations. The fair value of real property acquired was determined with the assistance of an independent appraiser. Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the acquisition, and no contingent assets or liabilities were assumed. The Company has not presented revenue and earnings of the acquired companies or pro forma information (revenue and earnings on a pro forma combined basis) for the year ended December 31, 2010 due to the size of the acquisition.

Upon closing the acquisitions, Green Plains Grain Company LLC and Green Plains Grain Company TN, collectively, Green Plains Grain, simultaneously entered into a second amended and restated secured credit facility, amending the existing Green Plains Grain Company credit agreement. The security for the credit facility includes a first lien on all real estate and working capital of Green Plains Grain. The second amended and restated credit agreement and related documents include base revolving, seasonal, bulge seasonal and term credit commitments totaling $127.0 million.

Acquisition of Global Ethanol, LLC

On October 22, 2010, the Company acquired Global Ethanol, LLC, or Global, pursuant to the merger of a newly formed wholly-owned subsidiary of the Company with Global, with Global as the surviving entity. Global owns two operating ethanol plants which have a combined annual production capacity of approximately 157 million gallons. The Company valued the merger transaction at approximately $174.2 million, including approximately $147.6 million for the ethanol production facilities and the balance in working capital. The value of the transaction includes the assumption of outstanding debt, which totaled approximately $97.7 million at that time. Upon closing, Global was renamed Green Plains Holdings II LLC, or Holdings II. Upon closing of the merger transaction, all outstanding units of Global were exchanged for aggregate consideration consisting of 4,386,027 shares of restricted Company common stock valued at $53.9 million, warrants to purchase 700,000 shares of restricted Company common stock, valued at $3.1 million and $19.5 million in cash. The warrants, recorded as a component of additional paid-in capital, are not transferable, except in certain limited circumstances, and are exercisable for a period of three years from the closing date at a price of $14.00. Upon closing of the merger, Holdings II entered into an amendment to the existing credit agreement. In conjunction with the closing of the merger, the Company contributed $10.0 million of cash equity to Holdings II, $6.0 million of which was utilized to reduce outstanding debt. The operating results of Holdings II have been included in the

Company’s consolidated financial statements since October 22, 2010 providing revenue and operating income of $81.6 million and $5.8 million, respectively, for the year ended December 31, 2010.

Amounts of identifiable assets acquired and liabilities assumed (in thousands)

Inventory	$12,394
Other current assets	15,709
Property and equipment, net	149,416

Current liabilities	(11,896)

Total identifiable net assets	165,623

Goodwill	8,582

Purchase price	$174,205

The amounts above are preliminary purchase price allocations. The Company expects to finalize the purchase price allocations during the first half of 2011 and it will not materially impact the preliminary amounts shown above. Pro forma revenue and net income, had the acquisition of Holdings II occurred on January 1, 2009, would have been $1.6 billion and $5.0 million, respectively, for the year ended December 31, 2009 and $2.4 billion and $33.6 million, respectively, for the year ended December 31, 2010. This information is based on historical results of operations, and, in our opinion, is not necessarily indicative of the results that would have been achieved had we operated the entity acquired since such dates.

5.  GOODWILL

Changes in the carrying amount of goodwill attributable to each business segment during the years ended December 31, 2010 and 2009 were as follows (in thousands):

	Ethanol Production	Marketing and Distribution	Total
Balance, December 31, 2008	$-	$-	$-

Acquisition of Blendstar	-	10,598	10,598
Acquisition of Ord	1,604	-	1,604
Acquisition of Central City	2,341	-	2,341

Balance, December 31, 2009	3,945	10,598	14,543
Acquisition of Global Ethanol	8,582	-	8,582

Balance, December 31, 2010	$12,527	$10,598	$23,125

6.  FAIR VALUE DISCLOSURES

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

Level 2 – Inputs other than quoted prices included within Level 1—directly or indirectly observable inputs such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and other inputs that are observable or can be substantially corroborated by observable market data by correlation or other means. Level 2 assets and liabilities include commodity inventories and contracts.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities. The Company currently does not have any Level 3 financial instruments.

The following tables set forth the Company’s assets and liabilities by level that were accounted for at fair value as of December 31, 2010 and 2009 (in thousands):

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$233,205	$-	$233,205
Restricted cash	29,983	-	29,983
Margin deposits	43,394	-	43,394
Inventories carried at market	-	96,916	96,916
Unrealized gains on derivatives	3,303	30,663	33,966

Total assets measured at fair value	$309,885	$127,579	$437,464

Liabilities
Unrealized losses on derivatives	$32,317	$2,569	$34,886

Total liabilities measured at fair value	$32,317	$2,569	$34,886

	Fair Value Measurements at December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$89,779	$-	$89,779
Restricted cash	$12,554	-	$12,554
Margin deposits	1,588	-	1,588
Inventories carried at market	-	25,123	25,123
Unrealized gains on derivatives	1,012	778	1,790

Total assets measured at fair value	$104,933	$25,901	$130,834

Liabilities
Unrealized losses on derivatives	$1,758	$370	$2,128

Total liabilities measured at fair value	$1,758	$370	$2,128

The Company believes the fair value of its debt approximates book value, which is $669.0 million and $457.0 million at December 31, 2010 and 2009, respectively.

7.  SEGMENT INFORMATION

Company management reviews financial and operating performance in the following three separate operating segments: (1) production of ethanol and related distillers grains, collectively referred to as ethanol production, (2) grain warehousing and marketing, as well as sales and related services of agronomy and petroleum products, collectively referred to as agribusiness, and (3) production and sales of corn oil, along with the marketing and distribution of Company-produced and third-party ethanol and distillers grains, collectively referred to as marketing and distribution. Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities. When the Company’s management evaluates segment performance, they review the information provided below, as well as segment earnings before interest, income taxes, noncontrolling interest, depreciation and amortization.

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

The following are certain financial data for our operating segments for the periods indicated (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008
Revenues:
Ethanol production	$1,115,171	$731,253	$131,538
Agribusiness	370,284	220,615	68,785
Marketing and distribution	1,822,561	1,096,091	76,521
Intersegment eliminations	(1,175,048)	(743,785)	(88,086)

	$2,132,968	$1,304,174	$188,758

Gross profit:
Ethanol production	$105,099	$49,155	$5,058
Agribusiness	24,707	21,210	8,555
Marketing and distribution	22,836	11,975	(192)
Intersegment eliminations	(1,070)	89	(107)

	$151,572	$82,429	$13,314

Operating income (loss):
Ethanol production	$93,428	$40,435	$(2,706)
Agribusiness	5,279	7,654	5,310
Marketing and distribution	11,170	2,761	(334)
Corporate activities	(17,712)	(13,429)	(7,324)
Intersegment eliminations	(1,060)	85	(99)

	$91,105	$37,506	$(5,153)

Income (loss) before income taxes
Ethanol production	$73,110	$14,296	$(10,177)
Agribusiness	2,621	4,378	4,248
Marketing and distribution	10,697	1,679	(2,719)
Corporate activities	(18,710)	(191)	87
Intersegment eliminations	(1,667)	83	512

	$66,051	$20,245	$(8,049)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008
Depreciation and amortization:
Ethanol production	$33,193	$26,441	$4,252
Agribusiness	3,566	2,117	400
Marketing and distribution	1,736	702	-
Corporate activities	336	153	65

	$38,831	$29,413	$4,717

Interest expense:
Ethanol production	$19,946	$16,065	$3,439
Agribusiness	2,674	1,526	423
Marketing and distribution	1,088	445	3
Corporate activities	1,055	36	68
Intersegement eliminations	(95)	(23)	-

	$24,668	$18,049	$3,933

Capital expenditures
Ethanol production	$6,763	$7,449	$79,559
Agribusiness	4,525	955	157
Marketing and distribution	8,552	4,926	-
Corporate activities	190	458	154

	$20,030	$13,788	$79,870

The following are total assets for our operating segments for the periods indicated (in thousands):

	December 31,
	2010	2009
Total assets:
Ethanol production	$882,136	$708,657
Agribusiness	239,595	86,339
Marketing and distribution	176,352	68,096
Corporate assets	142,666	15,607
Intersegement eliminations	(10,883)	(618)

	$1,429,866	$878,081

The following table sets forth revenues by product line for the periods indicated (in thousands):

Revenues	Year Ended December 31, 2010	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008
Ethanol	$1,692,450	$1,000,878	$108,960
Distillers grains	179,868	146,941	28,316
Grain	193,792	92,341	32,766
Agronomy products	48,881	46,792	14,966
Other	17,977	17,222	3,750

Total revenues	$2,132,968	$1,304,174	$188,758

8.  INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale, which is valued at market value. The components of inventories are as follows (in thousands):

	December 31,
	2010	2009
Finished goods	$38,231	$23,574
Grain held for sale	96,916	25,123
Raw materials	23,306	16,323
Petroleum & agronomy items held for sale	9,011	8,501
Work-in-process	9,408	5,343
Supplies and parts	8,016	2,694

	$184,888	$81,558

9.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2010	2009
Plant equipment	$621,826	$485,345
Plant, buildings and improvements	106,550	77,951
Land and improvements	51,971	34,546
Railroad track and equipment	26,525	25,712
Construction-in-progress	7,918	4,901
Computers and software	4,038	2,586
Office furniture and equipment	1,098	897
Leasehold improvements and other	3,558	3,027

Total property and equipment	823,484	634,965
Less: accumulated depreciation	(76,063)	(38,730)

Property and equipment, net	$747,421	$596,235

10.  DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2010, the Company’s consolidated balance sheet reflects a net unrealized loss of $0.4 million in accumulated other comprehensive income (loss). The Company expects all of the deferred losses at December 31, 2010 will be reclassified into income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change.

Fair Values of Derivative Instruments

The following table provides information about the fair values of our derivative financial instruments and the line items in the consolidated balance sheets in which the fair values are reflected.

	Asset Derivatives			Liability Derivatives
Derivative Instruments	Fair Value at			Fair Value at
Consolidated Balance Sheet Location	December 31,			December 31,
	2010		2009	2010	2009

Derivative financial instruments (current assets)	$33,557	(1)	$1,592	$-	$-
Financing costs and other	409		198	-	-
Derivative financial instruments (current liabilities)	-		-	34,657	2,109
Other liabilities	-		-	229	19

Total	$33,966		$1,790	$34,886	$2,128

(1) Balance at December 31, 2010, includes $477 thousand of derivative financial instruments designated as cash flow hedging instruments.

Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The following tables provide information about the gain or loss recognized in income and other comprehensive income on our derivative financial instruments and the line items in the financial statements in which such gains and losses are reflected.

Gains (Losses) on Derivative Instruments Not Designated in a Hedging Relationship	Year Ended December 31,	Year Ended December 31,	Nine Month Transition Period Ended December 31,
Consolidated Statements of Operations Location
	2010	2009	2008

Revenue	$2,480	$(6,675)	$(940)
Cost of goods sold	(28,057)	15,602	14,145

Net increase (decrease) recognized in earnings	$(25,577)	$8,927	$13,205

Gains (Losses) Recognized in Accumulated Other Comprehensive Income on Derivatives (Effective Portion)	Year Ended December 31,	Year Ended December 31,	Nine Month Transition Period Ended December 31,

	2010	2009	2008

Commodity Contracts	$(6,803)	$175	$(298)

Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income	Year Ended December 31,	Year Ended December 31,	Nine Month Transition Period Ended December 31,
Consolidated Statements of Operations Location
	2010	2009	2008

Revenue	$(11,135)	$-	$-
Cost of goods sold	4,629	-	-

Net decrease recognized in earnings	$(6,506)	$-	$-

Ineffectiveness related to the Company’s cash flow hedges resulted in a decrease to earnings of $0.1 million for the year ended December 31, 2010. There were no gains or losses due to the discontinuation of cash flow hedge treatment during the year ended December 31, 2010.

The table below summarizes the volumes of open commodity derivative positions as of December 31, 2010 (in thousands):

Derivative Instruments	December 31, 2010
	Exchange Traded		Non-Exchange Traded		Unit of Measure	Commodity
	Net Long & (Short) (1)		Long (2)	(Short) (2)

Futures	(28,155)				Bushels	Corn, Soybeans and Wheat
Futures	11,115	(3)			Bushels	Corn
Futures	(12,907)				Gallons	Ethanol
Futures	(51,072	)(3)			Gallons	Ethanol
Options	1,933				Bushels	Corn
Options	(8,722)				Gallons	Ethanol
Options	123				mmBTU	Natural Gas
Forwards			22,212	(5,112)	Bushels	Corn, Soybeans and Wheat
Forwards			2,310	(1,890)	Gallons	Ethanol
Forwards			35	(24)	Tons	Distillers Grains

(1) Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.

(2) Non-exchange traded forwards are presented on a gross long and (short) position basis.

(3) Futures used for cash flow hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. For the year ended December 31, 2010, gross revenue and cost of goods sold under such contracts were $30.3 million. For the year ended December 31, 2009, gross revenue and cost of goods sold under such contracts were $122.0 million and $117.2 million, respectively. For the nine-month transition period ended December 31, 2008, gross revenue and cost of goods sold under such contracts were $25.0 million and $21.8 million, respectively.

Refer to Note 6. Fair Value Disclosures, which also contains fair value information related to derivative financial instruments.

11.   LONG-TERM DEBT

The principal balances of the components of long-term debt are as follows (in thousands):

	December 31,
	2010	2009
Green Plains Bluffton:
Term loan	$56,000	$63,000
Revolving term loan	20,000	20,000
Revenue bond	20,615	22,000
Green Plains Central City:
Term loan	52,200	55,000
Revolving term loan	30,500	30,500
Revolver	6,239	6,873
Equipment financing loan	230	288
Green Plains Holdings II:
Term loan	34,136	-
Revolving term loan	42,214	-
Revolver	15,000	-
Other	387	-
Green Plains Obion:
Term loan	40,930	52,800
Revolving term loan	36,200	36,200
Revolver	-	2,600
Note payable	124	160
Equipment financing loan	591	729
Economic development grant	1,514	1,603
Green Plains Ord:
Term loan	23,800	25,000
Revolving term loan	13,000	13,000
Revolver	2,500	2,672
Green Plains Shenandoah:
Term loan	13,368	19,600
Revolving term loan	17,000	17,000
Revolver	-	1,581
Economic development loan	45	105
Green Plains Superior:
Term loan	26,250	31,750
Revolving term loan	10,000	10,000
Equipment financing loan	219	278
Green Plains Grain:
Term loan	19,000	7,425
Revolving term loan	68,004	17,931
Equipment financing loans	915	1,262
Notes payable	3,288	-
Green Plains Trade:
Revolving term loan	21,179	14,455
Corporate:
Convertible Debt	90,000	-
Other	3,520	3,151

Total debt	668,968	456,963
Less: current portion	(141,068)	(68,390)

Long-term debt	$527,900	$388,573

Scheduled long-term debt repayments, are as follows (in thousands):

Year Ending December 31,	Amount
2011	$141,068
2012	54,565
2013	122,627
2014	42,121
2015	150,708
Thereafter	157,879

Total	$668,968

Loan Terminology

Related to loan covenant discussions below, the following definitions generally apply to the Company’s loans (all calculated in accordance with GAAP consistently applied):

•	Working capital – current assets less current liabilities.
•	Net worth – total assets less total liabilities plus subordinated debt.
•	Tangible owner’s equity – net worth divided by total assets.
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

Ethanol Production Segment

Each of the Company’s ethanol production segment subsidiaries has credit facilities with lender groups that provide for term and revolving term loans to finance construction and operation of the production facilities. The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term facility (individually and collectively, the “Green Plains Bluffton Loan Agreement”). The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term facility as well as a statused revolving credit supplement (revolver) of up to $11.0 million (individually and collectively, the “Green Plains Central City Loan Agreement”). The Green Plains Holdings II loan is comprised of a $34.1 million amortizing term loan, a $42.6 million revolving term loan and a $15.0 million revolving line of credit loan (individually and collectively, the “Green Plains Holdings II Loan Agreement”) The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan and a revolving term loan of $37.4 million (individually and collectively, the “Green Plains Obion Loan Agreement”). The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term facility as well as a statused revolving credit supplement (revolver) of up to $5.0 million (individually and collectively, the “Green Plains Ord Loan Agreement”). The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan and a $17.0 million revolving term facility (individually and collectively, the “Green Plains Shenandoah Loan Agreement”). The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term facility (individually and collectively, the “Green Plains Superior Loan Agreement”).

Loan Repayment Terms

•	Term Loans – The term loans were available for advances until construction for each of the plants was completed.

¡	Scheduled principal payments are as follows:

¡ Green Plains Bluffton	$0.583 million per month
¡ Green Plains Obion	$2.4 million per quarter
¡ Green Plains Shenandoah	$1.2 million per quarter
¡ Green Plains Superior	$1.375 million per quarter
¡ Green Plains Holdings II	$1.5 million per quarter

¡	Scheduled monthly principal payments for Green Plains Central City of $0.6 million and Green Plains Ord of $0.3 million do not begin until June 2011.

¡	Final maturity dates (at the latest) are as follows:

¡ Green Plains Bluffton	November 19, 2013
¡ Green Plains Central City	July 1, 2016
¡ Green Plains Obion	May 20, 2015
¡ Green Plains Ord	July 1, 2016
¡ Green Plains Shenandoah	May 20, 2014
¡ Green Plains Superior	July 20, 2015
¡ Green Plains Holdings II	January 1, 2015

¡

Each term loan has a provision that requires the respective subsidiary to make annual special payments equal to a percentage ranging from 50% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations and provided that if such payment would result in a covenant default under the respective loan agreements, the amount of the payment shall be reduced to an amount which would not result in a covenant default.

¡	As of December 31, 2010, free cash flow payments are discontinued when the aggregate of such future payments meets the following amounts:

¡ Green Plains Bluffton	$16.0 million
¡ Green Plains Obion	$15.7 million
¡ Green Plains Shenandoah	$4.6 million
¡ Green Plains Superior	$10.0 million

¡	Free cash flow payments currently are not to exceed the following amounts in any given year:

¡ Green Plains Bluffton	$4.0 million
¡ Green Plains Central City	$2.8 million
¡ Green Plains Obion	$8.0 million
¡ Green Plains Ord	$1.2 million
¡ Green Plains Shenandoah	$2.5 million

•

Revolving Term Loans – The revolving term loans are generally available for advances throughout the life of the commitment. Allowable advances under the Green Plains Shenandoah Loan Agreement are reduced by $2.4 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than November 1, 2014. Allowable advances under the Green Plains Superior Loan Agreement are reduced by $2.5 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than January 1, 2016. Interest-only payments are due each month on all revolving term loans until the final maturity date for the Green Plains Bluffton, Green Plains Shenandoah, and Green Plains Superior Loan Agreements. The Green Plains Obion Loan Agreement requires additional semi-annual payments of $4.675 million beginning November 1, 2015. Beginning January 1, 2010, the Green Plains Central City and Green Plains Ord Loan Agreements require interest-only payments due each month on the revolving term loans until the final maturity date. The Green Plains Holdings II Loan Agreement requires semi-annual payments of $2.7 million.

¡	Final maturity dates (at the latest) are as follows:

¡ Green Plains Bluffton	November 19, 2013
¡ Green Plains Central City	July 1, 2016
¡ Green Plains Obion	May 1, 2019
¡ Green Plains Ord	July 1, 2016
¡ Green Plains Shenandoah	November 1, 2017
¡ Green Plains Superior	July 1, 2017
¡ Green Plains Holdings II	April 1, 2016

•

Revolvers – The revolvers at Green Plains Central City and Green Plains Ord support the working capital needs of the respective facilities and mature on July 1, 2011. The revolvers are subject to borrowing base requirements of 60% of eligible inventory and receivables.

Pricing and Fees

•

The term loans bear interest at LIBOR plus 3.00% to 4.50% or lender-established prime rates. Some have established a 2% floor on the underlying LIBOR index. The Central City and Ord term loans bear interest at a fixed rate of 5.5% until July 2011. A portion of the Green Plains Holdings II term loan is fixed at 8.22%

•	The revolving term loans bear interest at LIBOR plus 1.5% to 4.50% or lender-established prime rates. Some have established a 2% floor on the underlying LIBOR index.
•

The revolver loans for Green Plains Ord and Green Plains Central City bear interest at the greater of LIBOR or 2.0%, plus 4.0%. The revolver loan for Green Plains Holdings II bears interest at LIBOR, plus 4.50% or at lender-established prime rates.

•	Unused commitment fees, when charged, are 0.25% to 0.75%.

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

Representations, Warranties and Covenants

The loan agreements contain representations, warranties, conditions precedent, affirmative covenants (including financial covenants) and negative covenants including:

•	Maintenance of working capital, including unused portion of revolver, as follows:

¡ Green Plains Bluffton	$12.0 million
¡ Green Plains Central City and Green Plains Ord	$10.0 million, combined, excluding current maturities of long-term debt.
¡ Green Plains Obion	$9.0 million
¡ Green Plains Shenandoah	$6.0 million
¡ Green Plains Superior	$(3.5) million (increasing periodically until reaching $3.0 million by December 1, 2012) 1, 2012) working capital plus unused portion of revolver.
¡ Green Plains Holdings II	($5.0) million (increasing periodically until reaching $7.5 million by March 31, 2013

•	Maintenance of net worth as follows:

¡ Green Plains Bluffton	$82.5 million
¡ Green Plains Obion	$77.0 million
¡ Green Plains Shenandoah	$54.0 million
¡ Green Plains Superior	$20.0 million (increasing periodically until reaching $23.0 million by December 1, 2011)
¡ Green Plains Holdings II	$70.0 million

•	Maintenance of tangible owner’s equity as follows:

¡ Green Plains Bluffton	at least 50%

•	Maintenance of certain annual coverage ratios as follows:

Fixed charge coverage ratios:

¡ Green Plains Bluffton	1.25 to 1.0
¡ Green Plains Central City and Green Plains Ord	1.0 to 1.0 at December 31, 2010, combined, (increasing to 1.15 to 1.0 on December 31, 2011)
¡ Green Plains Obion	1.25 to 1.0
¡ Green Plains Holdings II	1.0 to 1.0 at June 30, 2011 (increasing to 1.25 to 1.0 on December 31, 2011)

Debt service coverage ratios:

¡ Green Plains Shenandoah	1.50 to 1.0
¡ Green Plains Superior	1.25 to 1.0

•	Annual capital expenditures will be limited as follows:

¡ Green Plains Bluffton	$1.0 million of unfunded growth capital expenditures
¡ Green Plains Central City	$1.0 million of unfunded growth capital expenditures
¡ Green Plains Obion	$1.0 million
¡ Green Plains Ord	$1.0 million
¡ Green Plains Shenandoah	$0.5 million
¡ Green Plains Superior	$0.6 million
¡ Green Plains Holdings II	$1.0 million (increasing to $2.0 million on January 1, 2011)

•

Allowable dividends or other annual distributions from each respective subsidiary, subject to certain additional restrictions including compliance with all loan covenants, terms and conditions, are as follows:

¡ Green Plains Bluffton	Up to 35% of net profit before tax, and up to an additional 15% of net profit before tax, after free cash flow payment is made
¡ Green Plains Central City and Green Plains Ord	Beginning with fiscal year ending December 31, 2010, up to 35% of net income before tax may be distributed for payment of the subsidiary’s allocated share of income taxes, and after December 31, 2010, unlimited after free cash flow payment is made, provided maintenance of 60% tangible owner equity

¡ Green Plains Obion	After December 31, 2010, up to 40% of net profit before tax, and unlimited after free cash flow payment is made
¡ Green Plains Shenandoah	Up to 40% of net profit before tax and unlimited after free cash flow payment is made
¡ Green Plains Superior	Up to 40% of net profit before tax and unlimited after free cash flow payment is made

All of the Company’s ethanol production subsidiaries were in compliance with their debt covenants or obtained applicable waivers relating to the period ended December 31, 2010.

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

•	The revenue bond bears interest at 7.50% per annum.
•	At December 31, 2010, Green Plains Bluffton had $2.6 million of cash that was restricted as to use for payment towards the current maturity and interest of the revenue bond.

Agribusiness Segment

The Green Plains Grain loan was modified in April, June and November 2010 and February 2011 to be comprised of a $20.0 million amortizing term loan, a $45.0 million revolving term loan, a $20.0 million seasonal revolver and a $42.0 million bulge seasonal revolver (individually and collectively, the “Green Plains Grain Loan Agreement”). Loan proceeds are used primarily for working capital purposes.

Key Loan Information

•	The term loan expires on August 1, 2013.
•	The revolving term loan and the seasonal revolver expire on August 1, 2011.
•	The bulge seasonal revolver is reduced from a $42 million facility to a $35 million facility on April 1, 2011 and expires June 1, 2011.
•	Payments of $0.5 million under the term loan are due on the first business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term.
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

The loan agreements contain certain financial covenants and restrictions, including the following:

•

Maintenance of working capital of at least $21.4 million through March 31, 2011, $20.0 million from April 1, 2011 through May 31, 2011 and at least $13.0 million from June 1, 2011 through August 1, 2011.

•	Maintenance of tangible net worth of at least $27.0 million.
•	Maintenance of a fixed charge ratio of 1.25x or more and a senior leverage ratio that does not exceed 2.50x.
•	Unfunded capital expenditures for Green Plains Grain are restricted to $2.0 million per year. However, any unused portion from any fiscal year may be added to the limit for the next succeeding year.
•	Maintenance of year-to-date EBITDAR of at least negative $0.6 million as of March 31, 2011 and $1.2 million as of May 31, 2011.

As of December 31, 2010, Green Plains Grain was in compliance with all debt covenants or obtained the necessary waivers.

Equipment Financing Loans

Green Plains Grain has two separate equipment financing agreements with AXIS Capital Inc. initially totaling $1.75 million (individually and collectively, the “Equipment Financing Loans”). The Equipment Financing Loans provide financing for designated vehicles, implements and machinery. Pursuant to the terms of the agreements, Green Plains Grain is required to make 48 monthly principal and interest payments of $43,341, which commenced in April 2008. See Note 17 – Related Party Transactions for further discussion.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility. Under the credit agreement, the lender will loan up to $30.0 million, subject to a borrowing base up to 85% of eligible receivables and a current availability block of $5.0 million. At December 31, 2010 Green Plains Trade had $25.1 million cash that was restricted as to use for payment towards the credit agreement. Such cash is presented in restricted cash on the consolidated balance sheet.

On January 21, 2011, Green Plains Trade entered into an amendment of its revolving term loan, which increases the principal amount of the credit facility from $30.0 million to $70.0 million.

Key Loan Information

•	The amended revolving credit facility expires on March 31, 2014.
•	Interest is either: (1) Base Rate (lender’s commercial floating rate plus 2.5%); or, (2) LIBOR plus 3.5%.

The loan agreement contains certain financial covenants and restrictions, including the following:

•	Maintenance of a fixed charge ratio not less than 1.15 to 1.0.
•	Capital expenditures for Green Plains Trade are restricted to $0.5 million per year.

As of December 31, 2010, Green Plains Trade was in compliance with all debt covenants in the loan agreements.

Corporate Activities

In November 2010, the Company issued $90 million of 5.75% Convertible Senior Notes due 2015. The notes represent senior, unsecured obligations of the Company, with interest payable on May 1 and November 1 of each year. The notes may be converted into shares of the Company’s common stock and cash in lieu of fractional shares of the common stock based on a conversion rate initially equal to 69.7788 shares of the common stock per $1,000 principal amount of Notes, which is equal to an initial conversion price of $14.33 per share. The conversion rate is subject to adjustment upon the occurrence of specified events. The Company may redeem for cash all but not less than all, of the Notes at any time on and after November 1, 2013, if the last reported sale price of the Company’s common stock equals or exceeds 140% of the applicable conversion price for a specified time period, at a redemption price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.

Capitalized Interest

The Company had no capitalized interest for years ended December 31, 2010 and 2009.

Restricted Net Assets

At December 31, 2010, there were approximately $478.0 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.

12.  STOCK-BASED COMPENSATION

The Company records noncash compensation expense related to equity awards to employees and directors payment for employee services by an equity award in our financial statements over the requisite service period. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures.

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

For stock options granted during the periods indicated below, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under GAAP, with the following weighted-average assumptions:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Expected life	6.0	6.2
Interest rate	2.32%	2.85%
Volatility	63.13%	67.80%
Dividend yield	-	-

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

A summary of stock option activity for the years ended December 31, 2010 and 2009 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	1,311,528	$12.59
Granted	177,500	11.11
Exercised	(263,260)	0.67
Forfeited	(45,833)	8.41
Expired	(4,000)	17.50
Cancelled	(9,336)	5.99

Outstanding at December 31, 2009	1,166,599	$15.24	5.7	$-
Granted	61,000	14.25
Exercised	(23,392)	7.69
Forfeited	(14,750)	10.99
Expired	(18,957)	13.19

Outstanding at December 31, 2010	1,170,500	$15.42	5.1	$2,348,877

Exercisable at December 31, 2010	935,500	$16.86	4.5	$1,747,430

All fully-vested stock options as of December 31, 2010 are exercisable and are included in the above table. The weighted average grant-date fair values of options were $14.25 and $7.23 for the year ended December 31, 2010 and 2009 respectively. No other stock options were exercised before 2009. The Company’s option awards allow employees to exercise options through cash payment to us for the shares of common stock or through a simultaneous broker-assisted cashless exercise of a share option, through which the employee authorizes the exercise of an option and the immediate sale of the option shares in the open market. The Company uses newly-issued shares of common stock to satisfy our share-based payment obligations.

The following table summarizes non-vested stock activity and DSU activity for the year ended December 31, 2010:

	Weighted- Average Number of Non-vested Shares and DSU’s	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Vesting Term (in years)
Nonvested at December 31, 2009	327,256	$3.04
Granted	260,118	16.18
Forfeited	(4,374)	11.43
Vested	(215,891)	6.65

Nonvested at December 31, 2010	367,109	$ 10.13	1.9

Compensation costs expensed for share-based payment plans described above were approximately $2.9 million and $1.6 million for the year ended December 31, 2010 and 2009 respectively. At December 31, 2010, there was $3.6 million of unrecognized compensation costs from share-based compensation arrangements, which is related to non-vested shares. This compensation is expected to be recognized over a weighted-average period of approximately 1.9 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 40% of these expense amounts.

13. EARNINGS PER SHARE

Basic earnings per common shares (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income on an as-if-converted basis available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. The calculation of diluted earnings per share gives effect to common stock equivalents. The reconciliations of net income to net income on an as-if-converted basis and basic and diluted earnings per share are as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008
Net income (loss) attributable to Green Plains	$48,012	$19,790	$(6,897)
Weighted average shares outstanding - basic	31,032	24,895	12,366

Income (loss) attributable to Green Plains stockholders - basic	$1.55	$0.79	$(0.56)

Net income attributable to Green Plains	$48,012	$19,790	$(6,897)
Interest on convertible debt	863	-	-
Amortization of debt issuance costs related to convertible debt	97	-	-
Tax effect of interest on convertible debt	(260)	-	-

Net income (loss) attributable to Green Plains on an as-if-converted basis	$48,712	$19,790	$(6,897)

Weighted average shares outstanding - basic	31,032	24,895	12,366
Effect of dilutive convertible debt	1,015	-	-
Effect of dilutive stock options	300	174	-

Total potential shares outstanding	32,347	25,069	12,366

Income (loss) attributable to Green Plains stockholders - diluted	$1.51	$0.79	$(0.56)

Excluded from the computations of diluted EPS for the years ended December 31, 2010 and 2009 and the nine-month transition period ended December 31, 2008, were stock options, stock awards and DSUs totaling 0.7 million, 1.0 million and 0.7 million shares, respectively, because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the respective periods.

14.  INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income tax expense consists of the following (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008
Current	$1,369	$438	$-
Deferred	16,520	(347)	-

Total	$17,889	$91	$-

Deferred income tax provisions for the year ended December 31, 2009 and the nine-month transition period ended December 31, 2008 have been determined to be zero as the Company had net operating losses for tax purposes and had determined that any benefit from related net deferred tax assets may not be realized. For 2010, due to profitability, the valuation allowances have been released except for those related to specific federal and state tax credits.

Differences between the income tax expense (benefit) computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008
Tax expense (benefit) at federal statutory rate of 35%	$23,118	$7,063	$(2,837)
State income tax benefit, net of federal expense	(1,883)	(2,411)	(544)
Tax credits	-	(439)	-
Increase (decrease) in valuation allowance against deferred tax assets	(3,749)	(3,004)	3,297
Other	403	(1,118)	84

Income tax expense	$17,889	$91	$-

The Company’s state income tax benefit for the years ended December 31, 2010 and 2009 includes state income tax expense on income which was more than offset by certain state tax benefits and credits that will expire in years 2014 through 2023.

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards - Federal	$12,915	$12,308
Net operating loss carryforwards - State	1,736	3,129
Tax credit carryforwards - Federal	1,340	1,616
Tax credit carryforwards - State	7,312	3,222
Derivatives	5,749	4,730
Organizational and start-up costs	4,606	5,379
Stock options	2,528	2,207
Inventory valuation	3,258	4,415
Accrued Expenses	3,526	6,026
Deferred Revenue	616	653
Other	144	336

Total deferred tax assets	43,730	44,021

Deferred tax liabilities:
Fixed assets	$(54,356)	$(31,603)
Investment in partnerships	-	(2,679)

Total deferred tax liabilities	(54,356)	(34,282)

Valuation allowance	(5,990)	(9,739)

Deferred income taxes	$(16,616)	$-

The deferred tax valuation allowance of $6.0 million includes federal and state valuation allowances of $0.7 million and $5.3 million, respectively. The state valuation allowance of $5.3 million is related to certain Iowa and Tennessee tax credits that have a life between 5 and 15 years.

As of December 31, 2010, the Company had federal and state net operating loss carryforwards of $38.3 million and $28.9 million, respectively. As of December 31, 2009, the Company had federal and state net operating loss carryforwards of $37.7 million and $38.7 million, respectively. In determining these net operating loss carryforwards we considered future taxable income and possible limitations on net operating losses. These losses will expire in years 2024 through 2029.

The Company continues to maintain a valuation allowance against some of its net deferred tax assets at December 31, 2010, due to the uncertainty of realizing these assets in the future. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The Company conducts business and files tax returns in several states within the U.S. The Company’s federal returns for the tax years ended November 30, 2006 and later are still subject to audit. The Company’s state returns for the tax years ended November 30, 2007 and later are also still subject to audit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2010	$107
Gross increases from tax positions in prior periods	954

Balance at December 31, 2010	$1,061

The Company believes that it is reasonably possible that $954 thousand of its unrecognized tax benefits, related to the timing of a particular deduction, could be settled with the relevant tax authority in the next 12 months. The unrecognized tax benefits include an amount of $107 thousand which, if recognized, would favorably impact the Company’s effective tax rate.

We accrue interest and penalties associated with uncertain tax positions as part of selling, general and administrative expense.

15.    COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $11.3 million and $9.4 million during the years ended December 31, 2010 and 2009 respectively. Aggregate minimum lease payments under these agreements for future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2011	$16,033
2012	12,280
2013	9,782
2014	4,172
2015	2,693
Thereafter	4,516

Total	$49,476

Commodities

As of December 31, 2010, we had contracted for future grain deliveries valued at $478.6 million, natural gas deliveries valued at approximately $14.8 million, ethanol product deliveries valued at approximately $5.8 million and distillers grains product deliveries valued at approximately $7.4 million.

16.    EMPLOYEE BENEFIT PLANS

The Company offers eligible employees a comprehensive employee benefits plan that includes health, dental, vision, life and accidental death, short-term disability, long-term disability, and flexible spending accounts. Additionally, the Company offers a 401(k) retirement plan that enables eligible employees to save on a tax-deferred basis up to the limits allowable under the Internal Revenue Code. The Company matches up to 4% of eligible employee contributions. Employee and employer contributions are 100% vested immediately. Employer contributions to the 401(k) plan were $ 0.6 and $0.5 million for the years ended December 31, 2010 and 2009 respectively.

Green Plains Grain contributes to a defined benefit pension plan. Although benefits under the plan were frozen as of January 1, 2009, Green Plains Grain remains obligated to ensure that the plan is funded in accordance with applicable requirements. As of December 31, 2010, the assets of the plan are $6.1 million and liabilities of the plan are $6.3 million. Excess plan liabilities over plan assets of $0.2 million and $0.3 million are included in other liabilities on our consolidated balance sheets at December 31, 2010 and 2009, respectively. Minimum funding standards generally require a plan’s underfunding to be made up over a seven-year period. The amount of underfunding could increase or decrease, based on investment returns of the plan’s assets or changes in the assumed discount rate used to value benefit obligations.

17.    RELATED PARTY TRANSACTIONS

Sales and Financing Contracts

Three subsidiaries have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital is a member of our Board of Directors. A total of $1.1 million and $1.6 million is included in debt at December 31, 2010 and 2009, respectively, under these financing arrangements. Payments, including principal and interest, totaled $0.7 million, $0.6 million and $0.4 million for the years ended December 31, 2010 and 2009 and the nine month transition period ended December 31, 2008, respectively. The highest amount outstanding during the fiscal year ended December 31, 2010 was $1.6 million and the weighted average interest rate for all financing agreements is 7.8%.

The Company has entered into fixed-price ethanol purchase and sale agreements with Center Oil Company. Gary R. Parker, President and Chief Executive Officer of Center Oil, is a member of our Board of Directors. The purchases and sales agreements are executed to hedge prices on a portion of our expected ethanol production. During the year ended December 31, 2010, cash receipts from Center Oil totaled $81.5 million and payments to Center Oil totaled $6.3 million on these contracts. During the year ended December 31, 2009, cash receipts and payments totaled $112.0 million and $15.5 million, respectively, on these contracts. During the nine months ended December 31, 2008, cash receipts and payments totaled $18.8 million and $0.4 million, respectively, on these contracts. The Company had $6.0 million and $2.3 million included in accounts receivable at December 31, 2010 and 2009, respectively, and no outstanding payables in current liabilities under these purchase and sale agreements for either year.

Aircraft Lease

The Company entered into an agreement on November 10, 2009 with Hoovestol, Inc. for the lease of an aircraft. Wayne B. Hoovestol, President of Hoovestol Inc., is Chairman of our Board of Directors. The Company originally agreed to pay $3,333 a month for two years for use of an aircraft. The agreement was amended effective April 1, 2010 to increase the base usage amount and the monthly payment to $6,667. Also per the amended agreement, any flight time in excess of 100 hours per year will incur additional hourly-based charges. For the years ended December 31, 2010 and 2009, payments related to this lease totaled $66,667 and $5,635 respectively, and at December 31, 2010 and 2009, the Company did not have any outstanding payables related to this lease.

18.    SUBSEQUENT EVENTS

On January 21, 2011, Green Plains Trade entered into an amendment and restatement of its senior secured revolving credit facility to increase the principal amount available from $30 million to $70 million.

In February 2011, the Company’s bid to acquire an ethanol plant in Minnesota with approximately 55 mmgy of total ethanol production capacity was accepted by the bankruptcy court overseeing the auction process. Green Plains will finance the $55 million asset purchase with cash and financing from a group of nine lenders, led by AgStar Financial Services. The transaction is expected to close in March 2011.

On February 28, 2011, Green Plains Grain entered into an amendment to the Second Amended and Restated Credit Agreement, originally dated as of April 19, 2010, with First National Bank of Omaha. The amendment modifies certain definitions and covenants related to EBITDAR and working capital.

19.    QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth certain unaudited financial data for each of the quarters within the years ended December 31, 2010 and 2009. This information has been derived from our consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

(Amounts in thousands, except per share amounts)

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Revenues	$756,836	$496,299	$453,360	$426,473
Cost of goods sold	705,414	464,295	422,687	389,000
Operating income	32,537	16,989	17,075	24,504
Other expense	(8,264)	(6,491)	(5,670)	(4,629)
Income tax expense	7,900	3,083	2,516	4,390
Net income attributable to Green Plains	16,384	7,366	8,685	15,577
Basic earnings per share attributable to Green Plains	0.47	0.23	0.28	0.59
Diluted earnings per share attributable to Green Plains	0.44	0.23	0.27	0.58

	Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Revenues	$436,713	$361,724	$284,655	$221,082
Cost of goods sold	392,449	340,321	269,772	219,203
Operating income (loss)	29,763	10,754	4,169	(7,180)
Other expense	(6,165)	(5,394)	(3,563)	(2,106)
Income tax expense (benefit)	280	(189)	-	-
Net income (loss) attributable to Green Plains	23,050	5,454	627	(9,341)
Basic earnings (loss) per share attributable to Green Plains	0.92	0.22	0.03	(0.38)
Diluted earnings (loss) per share attributable to Green Plains	0.91	0.22	0.03	(0.38)

Schedule I – Condensed Financial Information of the Registrant (Parent Company Only)

GREEN PLAINS RENEWABLE ENERGY, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

BALANCE SHEETS - PARENT COMPANY ONLY

(in thousands, except share amounts)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$114,565	$11,591
Accounts receivable, including amounts from related parties of $2,520 and $500, respectively	2,556	520
Prepaid expenses and other	555	720
Intercompany	18,594	-

Total current assets	136,270	12,831
Property and equipment, net	688	738
Investment in consolidated subsidiaries	443,231	291,768
Investment in unconsolidated subsidiaries	2,768	2,272
Financing costs and other, net	4,022	402

Total assets	$586,979	$308,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,223	$886
Accrued liabilities	7,016	3,873
Intercompany	-	636
Current maturities of long-term debt	492	485

Total current liabilities	8,731	5,880
Long-term debt	90,000	486
Other liabilities	-	181

Total liabilities	98,731	6,547

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 35,793,501 and 24,957,378 shares issued and outstanding, respectively	36	25
Additional paid-in capital	431,289	292,231
Retained earnings	57,343	9,331
Accumulated other comprehensive loss	(420)	(123)

Total stockholders’ equity	488,248	301,464

Total liabilities and stockholders’ equity	$586,979	$308,011

See accompanying notes to the condensed financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY

(in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008
Revenues	$-	$-	$-
Cost of goods sold	-	-	-

Gross profit	-	-	-
Selling, general and administrative expenses	-	-	-

Operating income (loss)	-	-	-

Other income (expense)
Interest income	324	122	83
Interest expense, net of amounts capitalized	(1,056)	(36)	-
Equity in earnings (loss) of consolidated subsidiaries	48,035	19,947	(6,983)
Other, net	(267)	(277)	3

Total other income (expense)	47,036	19,756	(6,897)

Income (loss) before income taxes	47,036	19,756	(6,897)
Income tax expense (benefit)	976	(34)	-

Net income (loss)	$48,012	$19,790	$(6,897)

See accompanying notes to the condensed financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

(in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008
Cash flows from operating activities:
Net income (loss)	$48,012	$19,790	$(6,897)
Equity in earnings of consolidated affiliates	(48,035)	(19,947)	6,983
Equity in loss of unconsolidated subsidiary	(163)	277	-

Net cash provided by (used by) operating activities	(186)	120	86

Cash flows from investing activities:
Purchases of property and equipment	(189)	(458)	(170)
Investment in subsidiaries	(46,459)	(63,288)	(130,218)
Investment in unconsolidated subsidiaries	(333)	(1,173)	(1,377)
Intercompany	(19,312)	30,233	(28,363)
Acquisition of businesses, net of cash acquired	-	-	214
Dividends received	-	914	-
Other	21	541	(1,797)

Net cash used by investing activities	(66,272)	(33,231)	(161,711)

Cash flows from financing activities:
Proceeds from the issuance of debt	90,000	-	-
Payments of principal on long-term debt	(500)	-	(1,000)
Proceeds from exercises of stock options	200	176	-
Proceeds from issuance of common stock	79,732	-	207,151

Net cash provided by financing activities	169,432	176	206,151

Net change in cash and equivalents	102,974	(32,935)	44,526
Cash and cash equivalents, beginning of period	11,591	44,526	-

Cash and cash equivalents, end of period	$114,565	$11,591	$44,526

See accompanying notes to the condensed financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS – PARENT COMPANY ONLY

1.  BASIS OF PRESENTATION

Green Plains Renewable Energy, Inc., the Parent Company, is a holding company that conducts substantially all of its business operations through its subsidiaries. As specified in certain of its subsidiaries’ debt agreements, there are restrictions on the Parent Company’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances. See Note 11 – Long-Term Debt for further information. Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Green Plains Renewable Energy, Inc.’s audited consolidated financial statements included elsewhere herein.

2.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Parent Company leases certain facilities under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Parent Company incurred lease expenses of $1.2 million and $0.3 million during the years ended December 31, 2010 and 2009, respectively. Aggregate minimum lease payments under these agreements for future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2011	$397
2012	465
2013	487
2014	509
2015	516
Thereafter	489

Total	$2,863

Parent Guarantees

The various operating subsidiaries of the Parent Company enter into contracts as a routine part of their business activities. Examples of these contracts include financing and lease arrangements, commodity purchase and sale agreements, and agreements with vendors. In certain instances, the contractual obligations of such subsidiaries are guaranteed by, or otherwise supported by the Parent Company. As of December 31, 2010, the Parent Company had $43.2 million in guarantees of subsidiary contracts and indebtedness.

3.  LONG-TERM DEBT

Parent Company only debt is comprised of future annual payments related to an assumption of a liability to the former owners of Blendstar and the convertible notes issued in November 2010.

Scheduled long-term debt repayments are as follows (in thousands):

Year Ending December 31,	Amount
2011	$492
2012	-
2013	-
2014	-
2015	90,000
Thereafter	-

Total	$90,492