Form 10-Q
period 2011-03-31
Green Plains Renewable Energy, Inc.
filed 2011-05-02
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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

The number of shares of common stock, par value $0.001 per share, outstanding as of April 29, 2011 was 36,418,562 shares.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$151,883	$233,205
Restricted cash	10,155	27,783
Accounts receivable, net of allowances of $135 and $121, respectively	89,382	89,170
Inventories	216,158	184,888
Prepaid expenses and other	11,519	7,222
Deferred income taxes	11,064	8,463
Deposits	64,415	54,485
Derivative financial instruments	34,412	33,557

Total current assets	588,988	638,773

Property and equipment, net	798,686	747,421
Investment in unconsolidated subsidiaries	3,036	2,768
Goodwill	26,398	23,125
Financing costs and other, net	17,387	17,779

Total assets	$1,434,495	$1,429,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$82,554	$155,084
Accrued liabilities	16,329	21,200
Unearned revenue	26,907	22,581
Derivative financial instruments	38,760	34,657
Current maturities of long-term debt	188,679	141,068

Total current liabilities	353,229	374,590

Long-term debt	545,457	527,900
Deferred income taxes	29,297	25,079
Other liabilities	4,233	4,655

Total liabilities	932,216	932,224

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 36,415,772 and 35,793,501 shares issued and outstanding, respectively	36	36
Additional paid-in capital	432,435	431,289
Retained earnings	65,084	57,343
Accumulated other comprehensive loss	(4,460)	(420)

Total Green Plains stockholders’ equity	493,095	488,248
Noncontrolling interests	9,184	9,394

Total stockholders’ equity	502,279	497,642

Total liabilities and stockholders’ equity	$1,434,495	$1,429,866

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010

Revenues	$812,159	$426,474
Cost of goods sold	774,709	389,000

Gross profit	37,450	37,474
Selling, general and administrative expenses	17,631	12,969

Operating income	19,819	24,505

Other income (expense)
Interest income	91	27
Interest expense	(7,556)	(4,656)
Other, net	(462)	—

Total other expense	(7,927)	(4,629)

Income before income taxes	11,892	19,876
Income tax expense	4,361	4,390

Net income	7,531	15,486
Net loss attributable to noncontrolling interests	210	90

Net income attributable to Green Plains	$7,741	$15,576

Earnings per share:
Income attributable to Green Plains stockholders - basic	$0.21	$0.59

Income attributable to Green Plains stockholders - diluted	$0.20	$0.58

Weighted average shares outstanding:
Basic	36,199	26,526

Diluted	42,764	27,026

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$7,531	$15,486
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	12,581	8,651
Deferred income taxes	1,617	4,307
Stock-based compensation expense	1,101	1,323
Undistributed equity in loss of affiliates	63	168
Allowance for doubtful accounts	14	20
Changes in operating assets and liabilities:
Accounts receivable	(226)	1,683
Inventories	(26,454)	(5,497)
Deposits	(9,930)	3,113
Unrealized gains on derivative financial instruments	(416)	(283)
Prepaid expenses and other assets	(3,559)	673
Accounts payable and accrued liabilities	(77,751)	(20,993)
Unearned revenues	4,326	11,564
Other	(92)	(612)

Net cash provided (used) by operating activities	(91,195)	19,603

Cash flows from investing activities:
Purchases of property and equipment	(11,570)	(2,300)
Investment in unconsolidated subsidiaries	(331)	—
Acquisition of businesses	(6,106)	—
Other	(137)	—

Net cash used by investing activities	(18,144)	(2,300)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	4	1,750
Payments of principal on long-term debt	(23,051)	(8,833)
Proceeds from revolving debt	920,205	434,949
Payments on revolving debt	(886,412)	(437,312)
Proceeds from issuance of common stock	—	79,844
Change in restricted cash	17,628	4,498
Payments of loan fees	(402)	(26)
Other	45	100

Net cash provided by financing activities	28,017	74,970

Net change in cash and equivalents	(81,322)	92,273
Cash and cash equivalents, beginning of period	233,205	89,779

Cash and cash equivalents, end of period	$151,883	$182,052

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Three Months Ended March 31,
	2011	2010

Supplemental disclosures of cash flow:
Cash paid for income taxes	$441	$25

Cash paid for interest	$7,884	$8,792

Supplemental noncash investing and financing activities:
Assets acquired in acquisitions and mergers	$61,015	$—
Less: liabilities assumed	(54,909)	—

Net assets acquired	$6,106	$—

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements should be read in conjunction with the Company’s annual report filed on Form 10-K for the year ended December 31, 2010.

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

Description of Business

The Company is a vertically-integrated producer, marketer and distributor of ethanol. The Company has operations throughout the value chain, beginning upstream with agronomy and grain handling operations, continuing through approximately 740 million gallons per year, or mmgy, of ethanol production capacity as of March 31, 2011 and ending downstream with ethanol marketing, distribution and blending facilities.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured.

For sales of ethanol, distillers grains and corn oil by Green Plains Trade Group LLC, the Company’s marketing business, revenue is recognized when title to the product and risk of loss transfer to an external customer. Revenues related to the Company’s marketing operations for third parties are recorded on a gross basis in the consolidated financial statements, as Green Plains Trade takes title to the product and assumes risk of loss. Unearned revenue is reflected on the consolidated balance sheet for goods in transit for which the Company has received payment and title has not been transferred to the customer. Revenues from Blendstar LLC, a majority-owned biofuel terminal operator that offers ethanol transload and splash blending services, are recognized as these services are rendered.

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

Certain qualifying derivatives within the ethanol production segment are designed as cash flow hedges. Prior to entering into cash flow hedges the Company evaluates the derivative instrument to ascertain its effectiveness. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income/loss until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, the Company would discontinue cash flow hedge treatment, which would affect earnings. These derivative financial instruments are recognized in other current assets or liabilities at fair value.

Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted the second phase of the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures, which requires the Company to disclose information in the reconciliation of recurring Level 3 measurements regarding purchases, sales, issuances and settlements on a gross basis, with a separate reconciliation for assets and liabilities. The Company is not currently impacted by this guidance as the Company does not have any recurring Level 3 measurements.

2.	ACQUISITIONS

Acquisition of Global Ethanol, LLC

In October 2010, the Company acquired Global Ethanol, LLC, or Global, pursuant to the merger of a newly-formed wholly-owned subsidiary of the Company with Global, with Global as the surviving entity. Global owned two operating ethanol plants which have an estimated combined annual production capacity of approximately 160 million gallons. The Company valued the merger transaction at approximately $174.2 million, including approximately $147.6 million for the ethanol production facilities and the balance in working capital. The value of the transaction includes the assumption of outstanding debt, which totaled approximately $97.7 million at that time. Upon closing, Global was renamed Green Plains Holdings II LLC, or Holdings II. Upon closing of the merger transaction, all outstanding units of Global were exchanged for aggregate consideration consisting of 4,386,027 shares of restricted Company common stock valued at $53.9 million, warrants to purchase 700,000 shares of restricted Company common stock, valued at $3.1 million and $19.5 million in cash. The warrants, recorded as a component of additional paid-in capital, are not transferable, except in certain limited circumstances, and are exercisable for a period of three years from the closing date at a price of $14.00. Upon closing of the merger, Holdings II entered into an amendment to the existing credit agreement. In conjunction with the closing of the merger, the Company contributed $10.0 million of cash equity to Holdings II, $6.0 million of which was utilized to reduce outstanding debt. The operating results of Holdings II have been included in the Company’s consolidated financial statements since October 22, 2010.

Amounts of identifiable assets acquired and liabilities assumed (in thousands)

Inventory	$12,394
Other current assets	15,005
Property and equipment, net	148,864

Current liabilities	(11,143)
Other, net	(110)

Total identifiable net assets	165,010

Goodwill	9,195

Purchase price	$174,205

The amounts above are updated preliminary purchase price allocations, which did not change materially from the initial allocations. The Company expects to finalize the purchase price allocations during the second quarter of 2011 and does not expect it will materially impact the preliminary amounts shown above.

Acquisition of Otter Tail

On March 24, 2011, the Company acquired an ethanol plant and certain other assets near Fergus Falls, Minnesota with an annual expected production capacity of 60 mmgy. The assets were purchased from Otter Tail Ag Enterprises, LLC for $60.3 million. Consideration included $19.2 million of indebtedness to MMCDC New Markets Fund II, LLC and $35.0 million in financing from a group of nine lenders, led by AgStar Financial Services. The remaining $6.1 million was paid in cash. Goodwill related to the acquisition of $2.7 million is tax deductible and results largely from economies of scale expected to be realized in the Company’s operations. The operating results of Otter Tail since March 24, 2011, which were immaterial to the Company’s consolidated financial statements, have been included for the three-month period ended March 31, 2011.

Amounts of identifiable assets acquired and liabilities assumed (in thousands)

Inventory	$4,983
Other current assets	738
Property and equipment, net	52,250

Current liabilities	(350)

Total identifiable net assets	57,621

Goodwill	2,660

Purchase price	$60,281

The amounts above are preliminary purchase price allocations. The Company expects to finalize the purchase price allocations during 2011 and does not expect it will materially impact the preliminary amounts shown above.

Consolidated pro forma revenue and operating income, had the acquisitions of the agribusiness operations in western Tennessee (which were acquired in April 2010), Global Ethanol (which was acquired in October 2010) and the Otter Tail ethanol plant occurred on January 1, 2010, would have been $590.3 million and $33.8 million, respectively, for the three months ended March 31, 2010 and $881.8 million and $21.4 million, respectively, for the three months ended March 31, 2011. This unaudited information is based on historical results of operations, and is not necessarily indicative of the results that would have been achieved had the acquisitions occurred on such date.

3.	FAIR VALUE DISCLOSURES

The following methods, assumptions and valuation techniques were used in estimating the fair value of the Company’s financial instruments:

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 1 unrealized gains and losses on commodity derivatives relate to exchange-traded open trade equity and option values in the Company’s brokerage accounts.

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

Level 3 – unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities. The Company currently does not have reocurring any Level 3 financial instruments.

There have been no changes in valuation techniques and inputs used in measuring fair value. On March 31, 2011, exchange-traded futures were reclassified from a Level 1 to a Level 2 measurement to reflect the price limit for corn futures set by the exchange for that day.

The following tables set forth the Company’s assets and liabilities by level that were accounted for the periods indicated (in thousands):

	Fair Value Measurements at March 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Reclassification for Balance Sheet Presentation	Total
Assets
Cash and cash equivalents	$151,883	$—	$—	$151,883
Restricted cash	10,155	—	—	10,155
Margin deposits	50,775	—	—	50,775
Inventories carried at market	—	88,835	—	88,835
Unrealized gains on derivatives	969	53,213	(19,770)	34,412

Total assets measured at fair value	$213,782	$142,048	$(19,770)	$336,060

Liabilities
Unrealized losses on derivatives	$40,956	$17,771	$(19,770)	$38,957

Total liabilities measured at fair value	$40,956	$17,771	$(19,770)	$38,957

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$233,205	$—	$233,205
Restricted cash	29,983	—	29,983
Margin deposits	43,394	—	43,394
Inventories carried at market	—	96,916	96,916
Unrealized gains on derivatives	3,303	30,663	33,966

Total assets measured at fair value	$309,885	$127,579	$437,464

Liabilities
Unrealized losses on derivatives	$32,317	$2,569	$34,886

Total liabilities measured at fair value	$32,317	$2,569	$34,886

The Company believes the fair value of its debt approximates book value, which was $734.1 million and $669.0 million at March 31, 2011 and December 31, 2010, respectively. The Company also believes the fair value of its accounts receivable and accounts payable approximate book value, which were $89.4 million and $82.6 million, respectively, at March 31, 2011 and $89.2 million and $155.1 million, respectively, at December 31, 2010.

Although the Company currently does not have any reoccurring Level 3 financial measurements, the fair values of the tangible assets and goodwill acquired in the Otter Tail acquisition represent Level 3 measurements and were derived using a combination of the income approach, the market approach and the cost approach as considered appropriate for the specific assets being valued.

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

During the normal course of business, the Company enters into transactions between segments. Examples of these intersegment transactions include, but are not limited to, the ethanol production segment selling ethanol to the marketing and distribution segment and the agribusiness segment selling grain to the ethanol production segment. These intersegment activities are recorded by each segment at prices approximating market and treated as if they are third-party transactions. Consequently, these transactions impact segment performance. However, revenues and corresponding costs are eliminated in consolidation and do not impact the Company’s consolidated results.

The following are certain financial data for the Company’s operating segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010

Revenues:
Ethanol production	$467,696	$250,053
Agribusiness	114,044	42,281
Marketing and distribution	713,458	388,095
Intersegment eliminations	(483,039)	(253,955)

	$812,159	$426,474

Gross profit:
Ethanol production	$23,207	$31,759
Agribusiness	5,941	2,769
Marketing and distribution	8,751	4,180
Intersegment eliminations	(449)	(1,234)

	$37,450	$37,474

Operating income (loss):
Ethanol production	$19,428	$29,187
Agribusiness	894	(530)
Marketing and distribution	4,694	1,341
Intersegment eliminations	(434)	(1,234)
Corporate activities	(4,763)	(4,259)

	$19,819	$24,505

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues
Ethanol	$654,484	$364,502
Distillers grains	87,280	37,005
Grain	55,287	17,851
Agronomy products	7,457	4,874
Other	7,651	2,242

Total revenues	$812,159	$426,474

5.	INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale, which is valued at market value. The components of inventories are as follows (in thousands):

	March 31, 2011	December 31, 2010

Finished goods	$52,654	$38,231
Grain held for sale	88,835	96,916
Raw materials	36,255	23,306
Petroleum & agronomy items held for sale	16,936	9,011
Work-in-process	12,869	9,408
Supplies and parts	8,609	8,016

	$216,158	$184,888

6.	GOODWILL

Changes in the carrying amount of goodwill attributable to each business segment during the three-month period ended March 31, 2011were as follows (in thousands):

	Ethanol Production	Marketing and Distribution	Total

Balance, December 31, 2010	$12,527	$10,598	$23,125
Adjustment to Global Purchase Price Allocation	613	—	613
Acquisition of Otter Tail	2,660	—	2,660

Balance, March 31, 2011	$15,800	$10,598	$26,398

7.	DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2011, the Company’s consolidated balance sheet reflects unrealized losses, net of tax, of $4.5 million in accumulated other comprehensive loss. The Company expects all of the deferred losses at March 31, 2011 will be reclassified into income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change.

Fair Values of Derivative Instruments

The following table provides information about the fair values of our derivative financial instruments and the line items in the consolidated balance sheets in which the fair values are reflected.

	Asset Derivatives			Liability Derivatives
Derivative Instruments	Fair Value at			Fair Value at
Consolidated Balance Sheet Location	March 31, 2011	December 31, 2010		March 31, 2011		December 31, 2010

Derivative financial instruments (current assets)	$34,412	$33,557	(1)	$—		$—
Financing costs and other	—	409		—		—

Derivative financial instruments (current liabilities)	—	—		38,760	(2)	34,657
Other liabilities	—	—		197		229

Total	$34,412	$33,966		$38,957		$34,886

(1)	Balance at December 31, 2010, includes $477 thousand of derivative financial instruments designated as cash flow hedging instruments.
(2)	Balance at March 31, 2011, includes $7.3 million of derivative financial instruments designated as cash flow hedging instruments.

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

Gains (Losses) on Derivative Instruments Not Designated in a Hedging Relationship	Three Months Ended March 31,
Consolidated Statements of Operations Location	2011	2010

Revenue	$615	$680
Cost of goods sold	(25,240)	7,142

Net increase (decrease) recognized in earnings	$(24,625)	$7,822

Location of Gains (Losses) Due to Ineffectiveness of Cash Flow Hedges	Three Months Ended March 31,
Consolidated Statements of Operations Location	2011	2010

Revenue	$(118)	$—
Cost of goods sold	20	—

Net decrease recognized in earnings	$(98)	$—

Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income	Three Months Ended March 31,
Consolidated Statements of Operations Location	2011	2010

Revenue	$(4,457)	$—
Cost of goods sold	3,544	—

Net decrease recognized in earnings	$(913)	$—

Effective Portion of Cash Flow Hedges Recognized in Other	Three Months Ended March 31,
Comprehensive Income (Loss)	2011	2010

Commodity Contracts	$(7,553)	$(123)

There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three months ended March 31, 2011.

The table below summarizes the volumes of open commodity derivative positions as of March 31, 2011 (in thousands):

	March 31, 2011
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity

Futures	(21,455)				Bushels	Corn, Soybeans and Wheat
Futures	42,855	(3)			Bushels	Corn
Futures	(7,002)				Gallons	Ethanol
Futures	(154,896	) (3)			Gallons	Ethanol
Options	453				Bushels	Corn
Options	(10,549)				Gallons	Ethanol
Options	392				mmBTU	Natural Gas
Forwards			24,036	(8,943)	Bushels	Corn, Soybeans and Wheat
Forwards			12,768	(10,290)	Gallons	Ethanol
Forwards			35	(59)	Tons	Distillers Grains

(1)	Exchange traded futures and options are presented on a net long and (short) position basis.

Options are presented on a delta-adjusted basis.

(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis.
(3)	Futures used for cash flow hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. For the three months ended March 31, 2011, gross revenue and cost of goods sold under such contracts were $11.3 million and $10.9 million, respectively. For the three months ended March 31, 2010, gross revenue and cost of goods sold under such contracts were $2.4 million and $2.7 million, respectively.

8.	LONG-TERM DEBT

The principal balances of the components of long-term debt are as follows (in thousands):

	March 31, 2011	December 31, 2010
Green Plains Bluffton:
$70.0 million term loan	$53,415	$56,000
$20.0 million revolving term loan	20,000	20,000
$22.0 million revenue bond	19,880	20,615
Green Plains Central City:
$55.0 million term loan	49,400	52,200
$30.5 million revolving term loan	30,500	30,500
$11.0 million revolver	6,239	6,239
Equipment financing loan	216	230
Green Plains Holdings II:
$34.1 million term loan	32,636	34,136
$42.6 million revolving term loan	41,039	42,214
$15.0 million revolver	15,000	15,000
Other	387	387
Green Plains Obion:
$60.0 million term loan	32,870	40,930
$37.4 million revolving term loan	36,200	36,200
Note payable	114	124
Equipment financing loan	555	591
Economic development grant	1,491	1,514
Green Plains Ord:
$25.0 million term loan	22,600	23,800
$13.0 million revolving term loan	13,000	13,000
$5.0 million revolver	2,500	2,500
Green Plains Otter Tail:
$30.3 million term loan	30,325	—
$4.7 million revolver	4,675	—
$19.2 million note payable	19,175	—
Capital lease payable	247	—
Green Plains Shenandoah:
$30.0 million term loan	9,668	13,368
$17.0 million revolving term loan	17,000	17,000
Economic development loan	30	45
Green Plains Superior:
$40.0 million term loan	24,875	26,250
$10.0 million revolving term loan	10,000	10,000
Equipment financing loan	203	219
Green Plains Grain:
$20.0 million term loan	18,500	19,000
$107.0 million revolving loans	81,615	68,004
Equipment financing loans	767	915
Notes payable	3,288	3,288
Green Plains Trade:
$70.0 million revolving loan	42,536	21,179
Corporate:
$90.0 million convertible debt	90,000	90,000
Other	3,190	3,520

Total debt	734,136	668,968
Less: current portion	(188,679)	(141,068)

Long-term debt	$545,457	$527,900

Ethanol Production Segment

Loan Repayment Terms

•	Term Loans – The term loans were available for advances until construction for each of the plants was completed.

•	Scheduled principal payments (plus interest) are as follows:

•	Green Plains Bluffton	$0.583 million per month
•	Green Plains Holdings II	$1.5 million per quarter
•	Green Plains Obion	$2.4 million per quarter
•	Green Plains Otter Tail	$0.488 million per month
•	Green Plains Shenandoah	$1.2 million per quarter
•	Green Plains Superior	$1.375 million per quarter

•	Scheduled monthly principal payments (plus interest) for Green Plains Central City of $0.6 million and Green Plains Ord of $0.3 million do not begin until June 2011.

•	Final maturity dates (at the latest) are as follows:

•	Green Plains Bluffton	November 19, 2013
•	Green Plains Central City	July 1, 2016
•	Green Plains Holdings II	January 1, 2015
•	Green Plains Obion	May 20, 2015
•	Green Plains Ord	July 1, 2016
•	Green Plains Otter Tail	September 1, 2018
•	Green Plains Shenandoah	May 20, 2014
•	Green Plains Superior	July 20, 2015

•

Revolving Term Loans – The revolving term loans are generally available for advances throughout the life of the commitment, subject to borrowing base restrictions. Allowable advances under the Green Plains Shenandoah loan agreement are reduced by $2.4 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than November 1, 2014. Allowable advances under the Green Plains Superior loan agreement are reduced by $2.5 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than January 1, 2016. Interest-only payments are due each month on all revolving term loans until the final maturity date for the Green Plains Bluffton, Green Plains Central City, Green Plains Ord, Green Plains Otter Tail, Green Plains Shenandoah, and Green Plains Superior loan agreements. The Green Plains Obion loan agreement requires additional semi-annual payments of $4.675 million beginning November 1, 2015. The Green Plains Holdings II loan agreement requires semi-annual payments of $2.7 million.

•	Final maturity dates (at the latest) are as follows:

•	Green Plains Bluffton	November 19, 2013
•	Green Plains Central City	July 1, 2016
•	Green Plains Holdings II	April 1, 2016
•	Green Plains Obion	May 1, 2019
•	Green Plains Ord	July 1, 2016
•	Green Plains Otter Tail	March 23, 2012
•	Green Plains Shenandoah	November 1, 2017
•	Green Plains Superior	July 1, 2017

Through a wholly-owned subsidiary, Green Plains Otter Tail LLC, the Company acquired an ethanol plant and certain other assets near Fergus Falls, Minnesota in March 2011. Consideration included $19.2 million of indebtedness to MMCDC New Markets Fund II, LLC and $35.0 million in financing from a group of lenders, led by AgStar Financial Services. The Otter Tail loan is comprised of a $30.3 million amortizing term loan, a $4.7 million revolver and a $19.2 million note payable. At March 31, 2011, $30.3 million related to the term loan, $4.7 million on the revolver and $19.2 million on the note payable were outstanding. The term loan requires monthly principal and interest payments of $0.5 million beginning May 1,

2011 and the note payable requires monthly principal payments of $0.3 million beginning October 1, 2014. The term loan and note payable mature on September 1, 2018 and the revolver matures on March 23, 2012.

All of the Company’s ethanol production subsidiaries were in compliance with their debt covenants relating to the period ended March 31, 2011.

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

•	At March 31, 2011, Green Plains Bluffton had $1.3 million of cash that was restricted as to use for payment towards the current maturity and interest of the revenue bond.

Agribusiness Segment

The Green Plains Grain loan is comprised of a $20.0 million amortizing term loan, a $45.0 million revolving term loan, a $20.0 million seasonal revolver and a $42.0 million bulge seasonal revolver. Scheduled payments under the term loan of $0.5 million are due on the first business day of each calendar quarter, with any remaining amount payable at expiration on August 1, 2013. The bulge seasonal revolver is reduced from a $42.0 million facility to a $35.0 million facility on April 1, 2011 and expires June 1, 2011. The revolving term loan and the seasonal revolver expire on August 1, 2011. As of March 31, 2011, Green Plains Grain was in compliance with all debt covenants.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility. Under the loan agreement, as amended on January 21, 2011, the lender will loan up to $70.0 million, subject to a borrowing base up to 85% of eligible receivables. At March 31, 2011 Green Plains Trade had $8.8 million cash that was restricted as to use for payment towards the loan agreement. Such cash is presented in restricted cash on the consolidated balance sheet. The amended revolving credit facility expires on March 31, 2014. As of March 31, 2011, Green Plains Trade was in compliance with all debt covenants in the loan agreement.

Corporate Activities

In November 2010, the Company issued $90.0 million of 5.75% Convertible Senior Notes due 2015, or Notes. The Notes represent senior, unsecured obligations of the Company, with interest payable on May 1 and November 1 of each year. The Notes may be converted into shares of the Company’s common stock and cash in lieu of fractional shares of the common stock based on a conversion rate initially equal to 69.7788 shares of the common stock per $1,000 principal amount of Notes, which is equal to an initial conversion price of $14.33 per share. The conversion rate is subject to adjustment upon the occurrence of specified events. The Company may redeem for cash all, but not less than all, of the Notes at any time on and after November 1, 2013, if the last reported sale price of the Company’s common stock equals or exceeds 140% of the applicable conversion price for a specified time period, at a redemption price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.

Capitalized Interest

The Company had no capitalized interest for the three-month periods ended March 31, 2011 and 2010.

Restricted Net Assets

At March 31, 2011, there were approximately $489.5 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.

For further information on the long-term debt obligations of the Company, refer to Note 11, Long-Term Debt, in the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

9.	STOCK-BASED COMPENSATION

The Company records noncash compensation expense related to equity awards to employees and directors in the financial statements over the requisite service period. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures.

The Company has 2007 and 2009 Equity Incentive Plans which reserve a combined total of 2.0 million shares of common stock for issuance pursuant to the approved plans. An additional 1.5 million shares are expected to be added to the 2009 Equity Incentive Plan, subject to shareholder approval, in the second quarter of 2011. The plans provide for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, non-vested stock and non-vested stock unit awards to eligible employees, non-employee directors and consultants.

All of the Company’s existing share-based compensation awards have been determined to be equity awards. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

A summary of stock option activity for the three months ended March 31, 2011 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	1,170,500	$15.42
Granted	—	—
Exercised	(7,500)	5.99		$46

Outstanding at March 31, 2011	1,163,000	$15.48	4.8	$2,705

Exercisable at March 31, 2011	938,500	$16.91	4.2	$1,987

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

The following table summarizes non-vested stock award activity and DSU activity for the three months ended March 31, 2011:

	Weighted- Average Number of Non- vested Shares and DSU’s	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Vesting Term (in years)
Nonvested at December 31, 2010	367,109	$10.13
Granted	340,000	12.14
Forfeited	—	—
Vested	(158,125)	12.54

Nonvested at March 31, 2011	548,984	$10.68	2.4

Compensation costs expensed for share-based payment plans described above were approximately $1.7 million and $1.3 million during the three month periods ended March 31, 2011 and 2010, respectively. At March 31, 2011, there were $5.2 million of unrecognized compensation costs from share-based compensation arrangements, which is related to non-vested shares. This compensation is expected to be recognized over a weighted-average period of approximately 2.4 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 38% of these expense amounts.

10.	EARNINGS PER SHARE

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

	Three Months Ended March 31,
	2011	2010

Net income attributable to Green Plains	$7,741	$15,576
Weighted average shares outstanding - basic	36,199	26,526

Income attributable to Green Plains stockholders - basic	$0.21	$0.59

Net income attributable to Green Plains	$7,741	$15,576
Interest on convertible debt	1,294	—
Amortization of debt issuance costs related to convertible debt	146	—
Tax effect of interest on convertible debt	(518)	—

Net income attributable to Green Plains on an as-if-converted basis	$8,663	$15,576

Weighted average shares outstanding - basic	36,199	26,526
Effect of dilutive convertible debt	6,280	—
Effect of dilutive stock options	285	500

Total potential shares outstanding	42,764	27,026

Income attributable to Green Plains stockholders - diluted	$0.20	$0.58

Excluded from the computations of diluted EPS for the three months ended March 31, 2011and 2010 were stock-based compensation awards totaling 0.7 million and 0.6 million shares, respectively, because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the respective periods.

11.	COMPREHENSIVE INCOME

Comprehensive income is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Net income attributable to Green Plains	$7,741	$15,576
Unrealized loss on derivatives	(6,640)	(123)
Tax effect	2,600	—

Comprehensive income attributable to Green Plains	3,701	15,453

12.	STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

			Additional Paid-in Capital	Retained Earnings	Accum. Other Comp. Loss	Total Green Plains Stockholders’ Equity	Non- controlling Interest	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance, December 31, 2010	35,793	$36	$431,289	$57,343	$(420)	$488,248	$9,394	$497,642
Net income	—	—	—	7,741	—	7,741	(210)	7,531
Unrealized loss on derivatives, net of tax	—	—	—	—	(4,040)	(4,040)	—	(4,040)

Total comprehensive income	—	—	—	—	—	3,701	(210)	3,491

Stock-based compensation	615	—	1,101	—	—	1,101	—	1,101
Stock options exercised	8	—	45	—	—	45	—	45

Balance, March 31, 2011	36,416	$36	$432,435	$65,084	$(4,460)	$493,095	$9,184	$502,279

13.	INCOME TAXES

The Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.

Income tax expense for both of the three-month periods ended March 31, 2011 and 2010 was $4.4 million. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 37% and 22% for the three months ended March 31, 2011 and 2010, respectively. The effective tax rates for the three months ended March 31, 2011 and 2010 reflect the release of a portion of valuation allowances provided against certain of the Company’s deferred tax assets, primarily federal and state net operating losses and tax credits due to anticipated income in the periods. There was no change in the Company’s liabilities related to accounting for uncertain income tax positions for the first quarter of 2011 or the first quarter of 2010.

The full year 2011 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (among the various states), the realization of tax credits, adjustments that may arise from the resolution of tax matters under review, variances in the release of valuation allowances and the Company’s assessment of its liability for uncertain tax positions.

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $3.7 million and $2.6 million during the three-month periods ended March 31, 2011 and 2010, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2011 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2011	15,934
2012	12,360
2013	9,183
2014	3,529
2015	2,639
Thereafter	4,014

Total	$47,659

Commodities

As of March 31, 2011, the Company had contracted for future grain deliveries valued at $562.3 million, natural gas deliveries valued at approximately $19.4 million, ethanol product deliveries valued at approximately $33.2 million and distillers grains product deliveries valued at approximately $6.3 million.

Legal

In April 2011, Aventine Renewable Energy, Inc. filed a complaint in the United States Bankruptcy Court for the District of Delaware in connection with its Chapter 11 bankruptcy naming as defendants Green Plains Renewable Energy, Inc., Green Plains Obion LLC, Green Plains Bluffton LLC, Green Plains VBV LLC and Green Plains Trade Group LLC. This action alleges $24.4 million of damages from preferential transfers or, in the alternative, $28.4 million of damages from fraudulent transfers under an ethanol marketing agreement and an unspecified amount of damages for a continuing breach of a termination agreement related to rail cars. The Company is unable to predict the outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result, may change as the matters proceed through their course. The Company intends to defend these claims vigorously.

15.	RELATED PARTY TRANSACTIONS

Sales and Financing Contracts

Three subsidiaries of the Company have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital is a member of our Board of Directors. A total of $0.9 million and $1.1 million were included in debt at March 31, 2011 and December 31, 2010, respectively, under these financing arrangements. Payments, including principal and interest, totaled $0.2 million for the three-month periods ended March 31, 2011 and 2010. The highest amount outstanding during the three-month period ended March 31, 2011 was $1.1 million and the weighted average interest rate for all financing agreements was 7.7%.

The Company has entered into fixed-price ethanol purchase and sale agreements with Center Oil Company. Gary R. Parker, President and Chief Executive Officer of Center Oil, is a member of our Board of Directors. During the three-month period ended March 31, 2011, cash receipts from Center Oil totaled $43.1 million and payments to Center Oil totaled $1.0 million on these contracts. During the three-month period ended March 31, 2010, cash receipts and payments totaled $21.1 million and $1.1 million, respectively, on these contracts. The Company had $3.1 million and $6.0 million included in accounts receivable from Center Oil at March 31, 2011 and December 31, 2010, respectively and no outstanding payables in current liabilities under these purchase and sale agreements.

Aircraft Lease

The Company entered into an agreement in November 2009 with Hoovestol, Inc. for the lease of an aircraft. Wayne B. Hoovestol, President of Hoovestol Inc., is Chairman of our Board of Directors. The Company has agreed to pay $6,667 per month for use of up to 100 hours per year of the aircraft. Any flight time in excess of 100 hours per year will incur additional hourly-based charges. For the three month-periods ended March 31, 2011 and 2010, payments related to this agreement totaled $20,000 and $10,000 respectively. The Company did not have outstanding payables to or receivables from Hoovestol Inc. at March 31, 2011 or December 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and our annual report filed on Form 10-K for the year ended December 31, 2010, including the consolidated financial statements, accompanying notes and the risk factors contained therein.

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2010 and in Item 1A of Part II of this Quarterly Report for the quarter ended March 31, 2011. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we compete, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation, the timely completion of corn oil extraction projects, expected corn oil recovery rates and operating expenses, risks related to closing and achieving anticipated results from acquisitions, and other risk factors detailed in our reports filed with the SEC. Actual results may differ from projected results due, but not limited, to unforeseen developments.

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

Overview

We were formed in June 2004, incurring development costs until our first two plants were completed. Our plant in Shenandoah, Iowa commenced operations in August 2007 and our plant in Superior, Iowa commenced operations in July 2008. To complement and enhance our ethanol production facilities, in April 2008, we acquired Great Lakes Cooperative, a full-service farm cooperative in northwestern Iowa and southwestern Minnesota. As a result of our October 2008 merger with VBV LLC, we acquired two additional ethanol plants, located in Bluffton, Indiana and Obion, Tennessee. Operations commenced at the Bluffton and Obion plants in September 2008 and November 2008, respectively. In January 2009, we acquired a majority interest in Blendstar. In July 2009, we acquired two limited liability companies that owned ethanol plants in Central City and Ord, Nebraska that added expected operating capacity totaling 150 million gallons per year, or mmgy. In April 2010, we acquired five grain elevators with federally licensed grain storage capacity of 11.7 million bushels, all located in western Tennessee, within 50 miles of our Obion ethanol plant. In October 2010, we acquired Global Ethanol, LLC, which has two operating ethanol plants with a combined annual production capacity of approximately 160 million gallons. In March 2011, through our wholly-owned subsidiary, Green Plains Otter Tail, we acquired an ethanol plant near Fergus Falls, Minnesota, bringing our total expected ethanol production capacity to approximately 740 mmgy.

We are a leading, vertically-integrated producer, marketer and distributer of ethanol. We focus on generating stable operating margins through our diversified business segments and our risk management strategy. We believe that owning and operating assets throughout the ethanol value chain enables us to mitigate changes in commodity prices and differentiates us from companies focused only on ethanol production. Today, we have operations throughout the ethanol value chain, beginning upstream with our agronomy and grain handling operations, continuing through our approximately 740 mmgy, of ethanol production capacity and ending downstream with our ethanol marketing, distribution and blending facilities.

Management reviews our operations in the following three separate operating segments:

•

Ethanol Production. At March 31, 2011, we operated a total of nine ethanol plants in Indiana, Iowa, Michigan, Minnesota, Nebraska and Tennessee, with approximately 740 mmgy of total ethanol production capacity. At capacity, these plants collectively will consume approximately 265 million bushels of corn and produce approximately 2.1 million tons of distillers grains annually.

•

Agribusiness. We operate three lines of business within our agribusiness segment: bulk grain, agronomy and petroleum. In our bulk grain business, we have 13 grain elevators with approximately 31.4 million bushels of total storage capacity. We currently plan to increase our grain storage capacity at our Tennessee grain elevators by 2.0 million bushels in the second quarter of 2011. We sell fertilizer and other agricultural inputs and provide application services to area producers, through our agronomy business. Additionally, we sell petroleum products including diesel, soydiesel, blended gasoline and propane, primarily to agricultural producers and consumers. We believe our bulk grain business provides synergies with our ethanol production segment as it supplies a portion of the feedstock for our ethanol plants.

•

Marketing and Distribution. Our in-house marketing business is responsible for the sales, marketing and distribution of all ethanol and distillers grains produced at our nine plants. In addition, the segment produces and markets corn oil, currently extracted at six of our ethanol plants. We also market and distribute ethanol for third-party ethanol producers. One of these marketing contracts, with expected production of 110 mmgy, terminated effective May 1, 2011, reducing expected production capacity of these third-party producers to approximately 250 mmgy. Additionally, we hold a majority interest in Blendstar, LLC, which operates nine blending or terminaling facilities with approximately 495 mmgy of total throughput capacity in seven states in the south central United States.

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

In the fourth quarter of 2010, we began implementing corn oil extraction technology at our ethanol plants. The corn oil system is designed to extract non-edible corn oil from the whole stillage process immediately prior to production of distillers grains. Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides. We expect the implementation of corn oil extraction at our plants, including amounts paid through March 31, 2011, will cost us approximately $22.0 million in the aggregate. At March 31, 2011, we were operating corn oil extraction systems at our Bluffton, Lakota, Obion, Ord, Riga and Superior plants. We expect to complete the installation of corn oil extraction technology at our Central City and Shenandoah plants by the end of the second quarter, and at our recently-acquired Otter Tail ethanol plant during the third quarter of 2011. Because the value of the corn oil as an extracted product is currently greater than its value as a component of distillers grains, the implementation of corn oil extraction at our plants has provided us with a new revenue stream with greater value-added economics.

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

Acquisition of Otter Tail

On March 24, 2011, we acquired an ethanol plant and certain other assets near Fergus Falls, Minnesota with an annual expected production capacity of 60 mmgy. The assets were purchased from Otter Tail Ag Enterprises, LLC for consideration totaling approximately $60.3 million, consisting of $6.1 million in cash and $54.2 million in debt. We currently plan to increase our grain storage capacity at the Otter Tail plant by 1.6 million bushels in 2011.

Critical Accounting Policies and Estimates

This disclosure is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, property and equipment, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. See further discussion of our critical accounting policies and estimates, as well as significant accounting policies, in our Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

Effective January 1, 2011, we adopted the second phase of the amended guidance in ASC Topic 820, which requires us to disclose information in the reconciliation of recurring Level 3 measurements regarding purchases, sales, issuances and settlements on a gross basis, with a separate reconciliation for assets and liabilities. We did not experience an impact from the adoption of this guidance as we currently do not have any recurring Level 3 measurements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Components of Revenues and Expenses

Revenues. In our ethanol production segment, our revenues are derived primarily from the sale of ethanol and distillers grains, which are co-products of the ethanol production process. In our agribusiness segment, the sale of grain, fertilizer and petroleum products are our primary sources of revenue. In our marketing and distribution segment, the sale of ethanol and distillers grains that we market for our nine ethanol plants and the sale of ethanol we market for the ethanol plants owned by third parties represent our primary sources of revenue. Within this segment, we also produce and market corn oil using extraction equipment installed, or in the process of being installed during the first half of 2011, at each of our ethanol plants. Revenues also include net gains or losses from derivatives.

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

The table below reflects selected operating segment financial information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010

Revenues:
Ethanol production	$467,696	$250,053
Agribusiness	114,044	42,281
Marketing and distribution	713,458	388,095
Intersegment eliminations	(483,039)	(253,955)

	$812,159	$426,474

Gross profit:
Ethanol production	$23,207	$31,759
Agribusiness	5,941	2,769
Marketing and distribution	8,751	4,180
Intersegment eliminations	(449)	(1,234)

	$37,450	$37,474

Operating income (loss):
Ethanol production	$19,428	$29,187
Agribusiness	894	(530)
Marketing and distribution	4,694	1,341
Intersegment eliminations	(434)	(1,234)
Corporate activities	(4,763)	(4,259)

	$19,819	$24,505

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Consolidated Results

Revenues increased $385.7 million for the three months ended March 31, 2011 compared to the same period in 2010 as a result of acquired operations and changes in commodity prices. We acquired agribusiness operations in western Tennessee, in April 2010, and our Lakota and Riga ethanol plants in October 2010. Despite the increase in revenue, gross profit was flat when comparing the three months ended March 31, 2011 with the three months ended March 31, 2010 which resulted in a decrease in profit margin. This was due primarily to an increase in cost of goods sold as a result of higher corn prices and greater variability of commodity prices overall. Operating income also decreased $4.7 million in the three months ended March 31, 2011 compared to the same period in 2010. In addition to the higher cost of goods sold, selling, general and administrative expenses were $4.6 million higher for the three months ended March 31, 2011 compared to the same period in 2010 due to the expanded scope of our operations.

In addition to the factors listed above, income before taxes was also affected by an increase in interest expense of $2.9 million due to the debt issued to finance the acquisitions and the $90.0 million of convertible debt issued in November 2010. Income tax expense of $4.4 million for both of the three–month periods was favorably impacted by the release of a portion of valuation allowances against certain deferred tax assets, established in prior years due to the uncertainty of realization.

The following discussion of segment results provides greater detail on period to period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Three Months Ended March 31
	2011	2010
Ethanol sold
(thousands of gallons)	172,093	123,755
Distillers grains sold
(thousands of equivalent dried tons)	505	355
Corn consumed
(thousands of bushels)	60,371	44,635

Revenues for the ethanol production segment increased $217.6 million for the three months ended March 31, 2011 compared to the same period in 2010. Revenues for the three months ended March 31, 2011, included production from our Lakota and Riga ethanol plants which were acquired in October 2010 as well as production from our Otter Tail ethanol plant, which was acquired in late March 2011. The Lakota and Riga plants contributed $106.5 million in combined revenues for the three months ended March 31, 2011. The remaining increase in revenues was due to production efficiencies at our other ethanol plants compounded by increases in ethanol prices.

Cost of goods sold in the ethanol production segment increased $226.2 million for the three months ended March 31, 2011 compared to the same period in 2010. The increase was due primarily to the consumption of 15.7 million additional bushels of corn and a 76.9% increase in the average cost per bushel during the first quarter of 2011 compared to the same period in 2010. The volume increase was due to a full quarter of production at our Lakota and Riga plants. Gross profit for the ethanol production segment decreased by $8.6 million for the three months ended March 31, 2011 compared to the same period in 2010 due to the factors listed above.

Operating income for the segment, decreased $9.8 million for the three months ended March 31, 2011 compared to the same period in 2010 due in large part to the factors discussed above. In addition, depreciation and amortization expense for the ethanol production segment was $10.7 million during the three months ended March 31, 2011 compared to $7.7 million during the same period in 2010.

Agribusiness Segment

The table below presents key operating data within our agribusiness segment for the periods indicated:

	Three Months Ended March 31
	2011	2010
Grain sold
(thousands of bushels)	13,954	7,800
Fertilizer sold
(tons)	3,108	126

Our agribusiness segment had an increase of $71.8 million in revenues, an increase of $3.2 million in gross profit, and an increased operating income of $1.4 million for the three months ended March 31, 2011 compared to the same period in 2010. Revenue, gross profit and operating income increased primarily due to additional volume from agribusiness locations in Iowa and the additional agribusiness operations acquired in western Tennessee in April 2010. Grain sold at the Iowa locations totaled 8.8 million bushels for the three months ended March 31, 2011 compared to 7.8 million bushels sold during the same period in 2010. Iowa locations sold 2.6 million tons of fertilizer for the three months ended March 31, 2011, up from 0.1 million tons in the three months ended March 31, 2010. The Tennessee agribusiness operations provided the remaining volume increases and contributed $40.4 million in revenue for the three months ended March 31, 2011. The agribusiness segment’s quarterly performance fluctuates on a seasonal basis with generally stronger results expected in the second and fourth quarters each year.

Marketing and Distribution Segment

Marketing and distribution revenues increased $325.4 million for the three months ended March 31, 2011 compared to the same period in 2010. The increase in revenues was primarily due to an increase in ethanol revenues of $295.4 million and an increase in distillers grains revenues of $26.2 million. The remainder of the increase in revenue is attributable to corn oil production, which was deployed at six of our nine ethanol plants at March 31, 2011. We sold 277.5 million gallons of ethanol within the marketing and distribution segment during the quarter ended March 31, 2011 compared to 201.0 million gallons sold during the same period in 2010 and experienced an increase in revenue per gallon of ethanol. The increase in ethanol volumes is due to the expanded production of our own plants as a result of efficiency improvements and a full quarter of operations from the Lakota and Riga plants.

Gross profit and operating income for the marketing and distribution segment increased $4.6 million and $3.4 million, respectively, for the three months ended March 31, 2011 compared to the same period in 2010. The increases in gross profit and operating income were due primarily to increased ethanol and distillers grains prices and volumes sold and the production of corn oil. During the quarter ended March 31, 2011, we produced and sold 10.1 million pounds of corn oil, providing $2.1 million in operating income.

Intersegment Eliminations

Intersegment eliminations of revenues increased $229.1 million for the three months ended March 31, 2011 compared to the same period in 2010 due to a $176.8 million increase in ethanol sold from our ethanol production segment to our marketing and distribution segment, a $21.1 million increase in distillers grains sold from our ethanol production segment to our marketing and distribution segment, and a $32.0 million increase in corn sold from our agribusiness segment to our ethanol production segment. These increases are a result of the expanded scope of our operations.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $0.5 million for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to an increase in general and administrative expenses and personnel costs related to expanded operations.

Income Taxes

We record income tax expense during interim periods based on our best estimate of the full year’s effective tax rate. Income tax expense for both of the three-month periods ended March 31, 2011 and 2010 was $4.4 million. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 37% and 22% for the first quarter of 2011 and 2010, respectively. The effective tax rates for each period reflect the release of a portion of valuation allowances provided against certain of our deferred tax assets, primarily federal and state net operating losses and tax credits.

EBITDA

Management uses earnings before interest, income taxes, noncontrolling interests, depreciation and amortization, or EBITDA, to measure our financial performance and to internally manage our businesses. Management believes that EBITDA provides useful information to investors as a measure of comparison with peer and other companies. EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles. EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA may not be comparable with a similarly titled measure of another company. The following sets forth the reconciliation of net income to EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income attributable to Green Plains	$7,741	$15,576
Net income (loss) attributable to noncontrolling interests	(210)	(90)
Interest expense	7,556	4,656
Income taxes	4,361	4,390
Depreciation and amortization	12,579	8,651

EBITDA	$32,027	$33,183

Liquidity and Capital Resources

On March 31, 2011, we had $151.9 million in cash and equivalents, comprised of $80.1 million held at our parent company and the remainder at our subsidiaries. We also had up to an additional $53.8 million available at our subsidiaries under our revolving credit agreements, subject to borrowing base restrictions or other specified lending conditions at March 31, 2011. Funds held at our subsidiaries are generally required for their ongoing operational needs. Further, distributions from our subsidiaries are restricted pursuant to these loan agreements. At March 31, 2011, there were approximately $489.5 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries. We incurred capital expenditures of $11.6 million in the first quarter of 2011. Capital spending for the remainder of 2011 is expected to be approximately $24.0 million, including planned grain storage expansion at our Otter Tail ethanol plant and at our agribusiness locations in Tennessee as well as previously-discussed installation of corn oil extraction technology at three of our ethanol plants. The remainder of our capital spending primarily relates to other recurring capital expenditures in the ordinary course of business. We believe available borrowings under our credit facilities and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.

Net cash used by operating activities was $91.2 million for the three months ended March 31, 2011. This was primarily a result of the reduction of accounts payable and an increase in our investments in inventories and deposits. Many agricultural producers defer receipt of payment for their grain sales until after the end of the calendar year, which results in significant cash outflows for accounts payable in the first quarter. Cash outflows for grain inventories were primarily a result of increases in commodity prices in the first quarter of 2011. Net cash used by investing activities was $18.1 million for the three months ended March 31, 2011, primarily due to the acquisition of Otter Tail and purchases of property and equipment. Net cash provided by financing activities was $28.0 million for the three months ended March 31, 2011. The decrease in restricted cash provided cash from financing activities of $17.6 million. Green Plains Trade and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid resulting in significant cash movements that are reflected on a gross basis within financing activities. In addition, we made scheduled principal payments and $13.0 million in free cash flow payments for a total of $23.1 million in debt reduction on our term debt facilities during the three months ended March 31, 2011.

Our business is highly impacted by commodity prices, including prices for corn, ethanol, distillers grains and natural gas. We attempt to reduce the market risk associated with fluctuations in commodity prices through the use of derivative financial instruments. Sudden changes in commodity prices may require cash deposits with brokers, or margin calls. Depending on our open derivative positions, we may require significant liquidity with little advanced notice to meet margin calls. We continuously monitor our exposure to margin calls and believe that we will continue to maintain adequate liquidity to cover such margin calls from operating results and borrowings. Recent increases in grain prices and our expanded grain handling capacity have led to more frequent and larger margin calls. Accordingly, in November 2010, we expanded Green Plains Grain’s short-term borrowing capacity under its revolving credit facilities from $65 million to $107 million. Amounts available under these revolving credit facilities decreased to $100 million on April 1, 2011, and, unless our request to extend is approved, will decrease to $65 million on June 1, 2011. We intend to negotiate a new credit facility for Green Plains Grain prior to its maturity on August 1, 2011.

We are in compliance with our debt covenants for the three-month period ended March 31, 2011. Based upon our current forecasts, we believe we will maintain compliance at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity for a subsidiary’s compliance. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results differ significantly from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

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

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term loan. At March 31, 2011, $53.4 million related to the term loan was outstanding, along with the entire revolving term loan. The term loan requires monthly principal payments of approximately $0.6 million. The loans mature on November 19, 2013.

The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term loan as well as a statused revolving credit supplement (revolver) of up to $11.0 million. At March 31, 2011, $49.4 million related to the term loan was outstanding, along with $30.5 million on the revolving term loan and $6.2 million on the revolver. The term loan requires monthly principal payments of $0.6 million beginning in June 2011. The term loan and the revolving term loan mature on July 1, 2016 and the revolver matures on July 1, 2011 with an option to renew.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan and a revolving term loan of $37.4 million. At March 31, 2011, $32.9 million related to the term loan and $36.2 million on the revolving term loan was outstanding. The term loan requires quarterly principal payments of $2.4 million. The term loan matures on May 20, 2015 and the revolving term loan matures on May 1, 2019.

The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term loan as well as a statused revolving credit supplement (revolver) of up to $5.0 million. At March 31, 2011, $22.6 million related to the term loan was outstanding, $13.0 million on the revolving term loan, along with $2.5 million on the revolver. The term loan requires monthly principal payments of $0.3 million beginning in June 2011. The term loan and the revolving term loan mature on July 1, 2016 and the revolver matures on July 1, 2011 with an option to renew.

The Green Plains Otter Tail loan is comprised of a $30.3 million amortizing term loan, a $4.7 million revolver and a $19.2 million note payable. At March 31, 2011, $30.3 million related to the term loan, $4.7 million on the revolver and $19.2 million on the note payable were outstanding. The term loan requires monthly principal and interest payments of $0.5 million beginning May 1, 2011 and the note payable requires monthly principal payments of $0.3 million beginning October 1, 2014. The revolver matures on March 23, 2012.

The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan and a $17.0 million revolving term loan. At March 31, 2011, $9.7 million related to the term loan was outstanding along with the entire $17.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.2 million. The term loan matures on May 20, 2014 and the revolving term loan matures on November 1, 2017.

The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term loan. At March 31, 2011, $24.9 million related to the term loan was outstanding, along with the entire $10.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.375 million. The term loan matures on July 20, 2015 and the revolving term loan matures on July 1, 2017.

The Green Plains Holdings II loan is comprised of a $34.1 million amortizing term loan, a $42.6 million revolving term loan and a $15.0 million revolving line of credit loan. At March 31, 2011, $32.6 million was outstanding on the term loan, along with $41.0 million on the revolving term loan and $15.0 million on the revolving line of credit loan. The term loan requires quarterly principal payments of $1.5 million. The revolving term loan requires semi-annual principal payments of approximately $2.7 million. The amortizing term loan will mature on January 1, 2015. The revolving term loan will mature April 1, 2016. The revolving line of credit will mature on April 30, 2013.

Each term loan, except for the Green Plains Holdings II and Green Plains Otter Tail agreements, has a provision that requires us to make annual special payments equal to a percentage ranging from 50% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations. During the three months ended March 31, 2011, $13.0 million was paid under these requirements.

With certain exceptions, the revolving term loans are generally available for advances throughout the life of the commitment. Interest-only payments are due each month on all revolving term facilities until the final maturity date, with the exception of the Green Plains Obion loan, which requires additional semi-annual payments of $4.675 million beginning November 1, 2015.

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

Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the City of Bluffton, Indiana, of which $19.9 million remained outstanding at March 31, 2011. The revenue bond requires: semi-annual principal and interest payments of approximately $1.5 million during the period commencing on March 1, 2010 through March 1, 2019; and a final principal and interest payment of $3.745 million on September 1, 2019. The revenue bond bears interest at 7.50% per annum.

Agribusiness Segment

The Green Plains Grain loan is comprised of a $20.0 million amortizing term loan, a $45.0 million revolving term loan, a $20.0 million seasonal revolver and a $42.0 million bulge seasonal revolver. The term loan expires on August 1, 2013, the revolving term loan expires on August 1, 2011, $7.0 million of the bulge seasonal revolver expired on April 1, 2011, the remainder of the bulge seasonal revolver expires June 1, 2011 and the seasonal revolver expires on August 1, 2011. Payments of $0.5 million under the term loan are due on the first business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term. The loans bear interest at three-month LIBOR plus 4.25% on the term loan,

LIBOR plus 3.5% on the revolving term loan, and one-month LIBOR plus 3.75% on the seasonal revolver, all subject to an interest rate floor of 4.5%. Loan proceeds are used primarily for working capital purposes. At March 31, 2011, $18.5 million on the term loan and $81.6 million on the various revolving loans were outstanding. As security for the loans, the lender received a first-position lien on real estate, equipment, inventory, and accounts receivable owned by Green Plains Grain. In addition, Green Plain Grain had outstanding equipment financing term loans totaling $0.8 million at March 31, 2011.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility of up to $70.0 million, subject to a borrowing base of 85% of eligible receivables. At March 31, 2011, $42.5 million on the revolving credit facility was outstanding. The revolving credit facility expires on March 31, 2014 and bears interest at the lender’s commercial floating rate plus 2.5% or LIBOR plus 3.5%. As security for the loan, the lender received a first-position lien on accounts receivable, inventory and other collateral owned by Green Plains Trade.

Corporate Activities

We also have $90.0 million of 5.75% Convertible Senior Notes due 2015. The Notes represent senior, unsecured obligations, with interest payable on May 1 and November 1 of each year. The Notes may be converted into shares of common stock and cash in lieu of fractional shares of the common stock based on a conversion rate initially equal to 69.7788 shares of the common stock per $1,000 principal amount of Notes, which is equal to an initial conversion price of $14.33 per share. The conversion rate is subject to adjustment upon the occurrence of specified events. We may redeem for cash all, but not less than all, of the Notes at any time on and after November 1, 2013, if the last reported sale price of our common stock equals or exceeds 140% of the applicable conversion price for a specified time period, at a redemption price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.

Contractual Obligations

Our contractual obligations as of March 31, 2011 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$734,136	$188,679	188,873	191,686	164,898
Interest and fees on debt obligations (2)	94,108	25,643	38,008	20,146	10,311
Operating lease obligations (3)	47,659	16,404	21,226	6,188	3,841
Purchase obligations
Forward grain purchase contracts (4)	562,342	559,066	3,276	—	—
Other commodity purchase contracts (5)	39,539	39,539	—	—	—
Other	15,392	15,318	74	—	—

Total contractual obligations	$1,493,176	$844,649	$251,457	$218,020	$179,050

(1)	Includes current portion of long-term debt.
(2)	Interest amounts are calculated over the terms of the loans using current interest rates, assuming scheduled principle and interest amounts are paid pursuant to the debt agreements. Includes administrative and/or commitment fees on debt obligations.
(3)	Operating lease costs are primarily for railcars and office space.
(4)	Purchase contracts represent index-priced and fixed-price contracts. Index purchase contracts are valued at current quarter-end prices.
(5)	Includes fixed-price ethanol, dried distillers grains and natural gas purchase contracts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have $734.1 million outstanding in debt as of March 31, 2011, $525.4 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our net income by approximately $1.3 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally designated as normal purchases or normal sales contracts and are not recognized until quantities are delivered or utilized in production. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. During the three months ended March 31, 2011, revenues and cost of goods sold included net losses from derivative financial instruments of $4.0 million and $21.7 million respectively. To the extent the net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sales has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from March 31, 2011. This analysis includes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	740,000	Gallons	$84,780
Corn	265,000	Bushels	$82,428
Distillers grains	2,100	Tons (1)	$18,298
Natural gas	20,513	MMBTU (2)	$4,636

(1)	Distillers grains quantities are stated on an equivalent dried ton basis.
(2)	Millions of British Thermal Units

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

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position, which is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices, is approximately $192,000 at March 31, 2011. Market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $12,000.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2011, Aventine Renewable Energy, Inc. filed a complaint in the United States Bankruptcy Court for the District of Delaware in connection with its Chapter 11 bankruptcy naming as defendants Green Plains Renewable Energy, Inc., Green Plains Obion LLC, Green Plains Bluffton LLC, Green Plains VBV LLC and Green Plains Trade Group LLC. This action alleges $24.4 million of damages from preferential transfers or, in the alternative, $28.4 million of damages from fraudulent transfers under an ethanol marketing agreement and an unspecified amount of damages for a continuing breach of a termination agreement related to rail cars. We are unable to predict the outcome of these matters at this time, and any views formed as to the viability of these claims of the financial exposure which could result may change as the matters proceed through their course. We intend to defend these claims vigorously.

Item 1A. Risk Factors.

Our investors should consider the risks that could affect us and our business as set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should carefully consider the discussion of risks and the other information included in the Annual Report on Form 10-K for the year ended December 31, 2010 and in this Quarterly Report on Form 10-Q, including Cautionary Information Regarding Forward-Looking Information, which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company withholds shares upon the vesting of restricted stock grants to cover employee payroll and income taxes. The following table sets forth the shares that were withheld by month during the first quarter of 2011.

Month	Total Number of Shares Withheld	Average Price Paid per Share

January	—	$—
February	20,769	$11.56
March	31,116	$12.12

Total	51,885	$11.90

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Revolving Credit and Security Agreement by and among PNC Bank, National Association, Green Plains Trade Group LLC and the other Persons joined as borrowers from time to time dated January 21, 2011 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 27, 2011)

10.2	Amended and Restated Revolving Credit Note dated January 21, 2011 by Green Plains Trade Group LLC to PNC Bank, National Association, (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated January 27, 2011)

10.3	Revolving Credit Note dated January 21, 2011 by Green Plains Trade Group LLC to GE Capital Finance Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated January 27, 2011)

10.4	Revolving Credit Note dated January 21, 2011 by Green Plains Trade Group LLC to U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated January 27, 2011)

10.5	Third Amendment to Second Amended and Restated Credit Agreement dated February 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, and First National Bank of Omaha (Incorporated by reference to Exhibit 10.36(c) of the Company’s Annual Report on Form 10-K, filed March 4, 2011)

10.6	Employment Agreement dated March 4, 2011 by and between the Company and Jeffrey S. Briggs (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 8, 2011)

10.7	Employment Agreement dated March 4, 2011 by and between the Company and Carl S. (Steve) Bleyl (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated March 8, 2011)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN PLAINS RENEWABLE ENERGY, INC.
(Registrant)

Date: May 2, 2011	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2011	By:	/s/ Jerry L. Peters
Jerry L. Peters
Chief Financial Officer
(Principal Financial Officer)