Form 10-K/A
period 2010-12-31
Green Plains Renewable Energy, Inc.
filed 2011-06-08
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of June 6, 2011, there were 36,412,008 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Form 10-K filed by the Company for the fiscal year ended December 31, 2010, which was originally filed on March 4, 2011 (the “Original 10-K”). The purpose of this Amendment is to file revised Exhibits 23.1 and 23.2 and revise Item 15 of Part IV accordingly. We have also: (i) updated the number of shares outstanding of our common stock on the cover page, and (ii) filed new, modified Exhibits 31.1 and 31.2, as required.

Except as set forth above, the Original 10-K is not amended, updated, or otherwise modified. This Amendment does not reflect events occurring after March 4, 2011, the date of the Original 10-K, or modify or update those disclosures that may have been affected by subsequent events.

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

(3) Exhibits. The following exhibit index lists exhibits incorporated herein by reference, filed as a part of this annual report on Form 10-K/A, or furnished as part of this annual report on Form 10-K/A.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger between the Company, Green Plains Merger Sub, Inc. and VBV LLC (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated May 8, 2008)

2.2	Stock Purchase Agreement between the Company, Bioverda International Holdings Limited and Bioverda US Holdings LLC (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, dated May 8, 2008)

2.3	Agreement and Plan of Merger among the Company, IN Merger Sub, LLC and Indiana Bio-Energy, LLC (Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K, dated May 8, 2008)

2.4	Agreement and Plan of Merger among the Company, TN Merger Sub, LLC and Ethanol Grain Processors, LLC (Incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K, dated May 8, 2008)

2.5	Agreement and Plan of Merger among the Company, GPMS, Inc., Global Ethanol, LLC and Global Ethanol, Inc. dated September 28,2010 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated October 22, 2010)

3.1	Second Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 15, 2008)

3.2(a)	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on October 15, 2008)

3.2(b)	First Amendment to the Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on March 13, 2009)

4.1	Shareholders’ Agreement by and among Green Plains Renewable Energy, Inc., each of the investors listed on Schedule A, and each of the existing shareholders and affiliates identified on Schedule B, dated May 7, 2008 (Incorporated by reference to Appendix F of the Company’s Registration Statement on Form S-4/A filed September 4, 2008)

4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3/A filed December 30, 2009)

4.3	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-3/A filed December 30, 2009)

4.4	Indenture relating to the 5.75% Convertible Senior Notes due 2015, dated as of November 3, 2010, between the Company and Wilmington Trust FSB, including the form of Global Note attached as Exhibit A thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 3, 2010)

4.5	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 22, 2010)

10.1(a)	Asset Transfer Agreement between the Company and GPRE Shenandoah LLC, dated March 31, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 7, 2008)

10.1(b)	Construction and Term Loan Supplement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 9, 2006)

10.1(c)	Construction and Revolving Term Loan Supplement, dated January 30, 2006, by and between the Company and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated February 9, 2006)

10.1(d)	Master Loan Agreement between GPRE Shenandoah LLC and Farm Credit Services of America, FLCA, dated March 25, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 7, 2008)

10.1(e)	Statused Revolving Credit Supplement between GPRE Shenandoah LLC and Farm Credit Services of America, FLCA, dated October 3, 2008 (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed October 10, 2008)

10.1(f)	Amendment to the Master Loan Agreement between GPRE Shenandoah LLC and Farm Credit Services of America, FLCA, dated October 3, 2008 (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed October 10, 2008)

10.1(g)	Amendment to the Master Loan Agreement between Farm Credit Services of America, FLCA and Green Plains Shenandoah LLC, dated August 3, 2009 (f/k/a GPRE Shenandoah LLC) (Incorporated by reference to Exhibit 10.1(g) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.1(h)	Security Agreement between Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA, dated August 3, 2009 (Incorporated by reference to Exhibit 10.1(h) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.1(i)	Amendment to the Construction and Revolving Term Loan Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and Green Plains Shenandoah LLC, dated December 1, 2009 (Incorporated by reference to Exhibit 10.1(i) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.1(j)	Amendment to the Master Loan Agreement between Farm Credit Services of America, FLCA and Green Plains Shenandoah LLC, dated December 1, 2009 (Incorporated by reference to Exhibit 10.1(j) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.1(k)	Statused Revolving Credit Supplement to the Master Loan Agreement between Farm Credit Services of America, FLCA and Green Plains Shenandoah LLC (amending and restating the Supplement dated October 3, 2008), dated December 1, 2009 (Incorporated by reference to Exhibit 10.1(k) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.2(a)	Master Loan Agreement, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 23, 2007)

10.2(b)	Construction and Term Loan Supplement, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated March 23, 2007)

10.2(c)	Construction and Revolving Term Loan Supplement, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated March 23, 2007)

10.2(d)	Security Agreement and Real Estate Mortgage, dated March 15, 2007, by and between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated March 23, 2007)

10.2(e)	Amendment to the Master Loan Agreement between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA, dated February 1, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 4, 2008)

10.2(f)	Amendment to the Construction and Term Loan Supplement between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA, dated February 1, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 4, 2008)

10.2(g)	Amendment to the Construction Revolving Term Loan Supplement between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA, dated February 1, 2008 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 4, 2008)

10.2(h)	Amendment to Master Loan Agreement between Farm Credit Services FLCA and Superior Ethanol, L.L.C., dated April 23, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 19, 2008).

10.2(i)	Amendment to the Construction and Term Loan Supplement between Farm Credit Services FLCA and Superior Ethanol, L.L.C., dated April 23, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 19, 2008).

10.2(j)	Amendment to the Construction and Revolving Term Loan Supplement between Farm Credit Services FLCA and Superior Ethanol, L.L.C., dated April 23, 2008 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 19, 2008).

10.2(k)	Amendment to the Master Loan Agreement between Superior Ethanol, L.L.C. and Farm Credit Services of America, FLCA, dated October 6, 2008 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed October 10, 2008)

10.2(l)	Amendment to the Master Loan Agreement between Farm Credit Services of America, FLCA and Green Plains Superior LLC, dated May 12, 2009 (f/k/a Superior Ethanol, L.L.C.) (Incorporated by reference to Exhibit 10.2(l) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.2(m)	Amendment to the Construction and Term Loan Supplement between Farm Credit Services of America, FLCA and Green Plains Superior LLC, dated May 12, 2009 (f/k/a Superior Ethanol, L.L.C.) (Incorporated by reference to Exhibit 10.2(m) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.2(n)	Amendment to the Construction and Revolving Term Loan Supplement between Farm Credit Services of America, FLCA and Green Plains Superior LLC, dated May 12, 2009 (f/k/a Superior Ethanol, L.L.C.) (Incorporated by reference to Exhibit 10.2(n) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.2(o)	Amendment to Master Loan Agreement, dated July 20, 2009, between Farm Credit Services of America, FLCA and Green Plains Superior LLC (Incorporated by reference to Exhibit 10.2(o) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

*10.3	Amended and Restated Employment Agreement dated October 24, 2008, by and between the Company and Jerry L. Peters (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 28, 2008)

10.4(a)	Credit Agreement dated April 3, 2008 between Green Plains Grain Company LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 9, 2008)

10.4(b)	Revolving Credit Note dated April 3, 2008 between Green Plains Grain Company LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 9, 2008)

10.4(c)	Term Loan Note dated April 3, 2008 between Green Plains Grain Company LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 9, 2008)

10.4(d)	Security Agreement dated April 3, 2008 between Green Plains Grain Company LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 9, 2008)

10.4(e)	First Amendment to Credit Agreement by and among Green Plains Grain Company LLC and First National Bank of Omaha, dated July 2, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 8, 2008)

10.4(f)	First Amendment to Revolving Credit Note by and among Green Plains Grain Company LLC and First National Bank of Omaha, dated July 2, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 8, 2008)

10.4(g)	First Amended and Restated Credit Agreement between Green Plains Grain Company LLC and First National Bank of Omaha, dated March 31, 2009 (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

*10.5	2007 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 27, 2007)

10.6	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-4/A filed August 1, 2008)

*10.7(a)	Employment Agreement with Todd Becker (Incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-4/A filed August 1, 2008)

*10.7(b)	Amendment No. 1 to Employment Agreement with Todd Becker, dated December 18, 2009. (Incorporated by reference to Exhibit 10.7(b) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.8(a)	Master Loan Agreement entered into as of August 31, 2007 by and between Farm Credit Services of Mid-America, FLCA, Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC (f/k/a Ethanol Grain Processors, LLC) (Incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.8(b)	Construction and Revolving Term Loan Supplement entered into as of August 31, 2007 by and between Farm Credit Services of Mid-America, FCLA and Green Plains Obion LLC (f/k/a Ethanol Grain Processors, LLC) (Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.8(c)	Construction and Term Loan Supplement entered into as of August 31, 2007 by and between Farm Credit Services of Mid-America, FLCA and Green Plains Obion LLC (f/k/a Ethanol Grain Processors, LLC) (Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.8(d)	Statused Revolving Credit Supplement entered into as of August 31, 2007 by and between Farm Credit of Mid-America, PCA and Green Plains Obion LLC (f/k/a Ethanol Grain Processors, LLC) (Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.8(e)	Amendment to Master Loan Agreement between Farm Credit Services of Mid-America, FCLA, Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC, (f/k/a/ Ethanol Grain Processors, LLC) dated March 24, 2009 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

10.8(f)	Statused Revolving Credit Supplement between Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC (f/k/a Ethanol Grain Processors, LLC), dated March 24, 2009 (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

10.8(g)	Amendment to the Construction and Revolving Term Loan Supplement between Farm Credit Services of Mid-America, FLCA, and Green Plains Obion, LLC (f/k/a Ethanol Grain Processors, LLC, Rives, Tennessee), dated March 24, 2009 (Incorporated by reference to Exhibit 10.8(g) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.8(h)	Amendment to the Master Loan Agreement between Farm Credit Services of Mid-America, FLCA, Farm Credit Services of Mid-America, PCA, and Green Plains Obion LLC, Rives Tennessee, dated May 12, 2009 (Incorporated by reference to Exhibit 10.8(h) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.8(i)	Amendment to the Master Loan Agreement between CoBank, ACB and Green Plains Obion LLC, Rives, Tennessee, dated May 12, 2009 (Incorporated by reference to Exhibit 10.8(i) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.8(j)	Amendment to the Master Loan Agreement between Farm Credit Services of Mid-America, FLCA, Farm Credit Services of Mid-America, PCA, and Green Plains Obion LLC, dated September 16, 2009 (Incorporated by reference to Exhibit 10.8(j) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.8(k)	Amendment to the Construction and Revolving Term Loan Agreement between Farm Credit Services of Mid-America, FLCA and Green Plains Obion LLC, dated September 16, 2009 (Incorporated by reference to Exhibit 10.8(k) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.8(l)	Statused Revolving Credit Supplement to the Master Loan Agreement between Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC, dated September 16, 2009 (Incorporated by reference to Exhibit 10.8(l) of the Company’s Annual Report on Form 10-K/A (Amendment No. 1) filed February 25, 2010)

10.8(m)	Statused Revolving Credit Supplement to the Master Loan Agreement between Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC, Rives Tennessee, dated December 22, 2009 (Incorporated by reference to Exhibit 10.8(m) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.8(n)	Amendment to the Construction and Revolving Term Loan Supplement between Farm Credit Services of Mid-America, FLCA and Green Plains Obion LLC, Rives, Tennessee, dated December 22, 2009 (Incorporated by reference to Exhibit 10.8(n) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.8(o)	Amendment to the Construction Term Loan Supplement between Farm Credit Services of Mid-America, FLCA and Green Plains Obion LLC, Rives, Tennessee, dated December 22, 2009 (Incorporated by reference to Exhibit 10.8(o) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.9(a)	Master Loan Agreement dated as of February 27, 2007 by and among Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.9(b)	First Supplement to Master Loan Agreement dated as of February 27, 2007 by and between Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.9(c)	Second Supplement to Master Loan Agreement dated as of February 27, 2007 by and between Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.9(d)	Construction/Permanent Mortgage Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of February 27, 2007 by Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) in favor of AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.9(e)	Second Amendment to Master Loan Agreement between Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA, dated April 16, 2009 (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

10.9(f)	Third Amendment to Master Loan Agreement (including First and Second Supplements) between AgStar Financial Services, PCA, and Indiana Bio-Energy, LLC (n/k/a Green Plains Bluffton LLC), dated June 30, 2009 (Incorporated by reference to Exhibit 10.9(f) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.9(g)	First Amendment to the First Supplement to the Master Loan Agreement (Construction and Term Loan) between AgStar Financial Services, PCA, and Indiana Bio-Energy, LLC, dated June 30, 2009 (Incorporated by reference to Exhibit 10.9(g) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.9(h)	First Amendment to the Second Supplement to the Master Loan Agreement (Term Revolving Loan) between AgStar Financial Services, PCA, and Indiana Bio-Energy, LLC, dated June 30, 2009 (Incorporated by reference to Exhibit 10.9(h) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.9(i)	Fourth Amendment to Master Loan Agreement (including First and Second Supplements) between AgStar Financial Services, PCA and Indiana Bio-Energy, LLC (n/k/a Green Plains Bluffton LLC), dated December 31, 2009 (Incorporated by reference to Exhibit 10.9(i) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.9(j)	First Amendment to the Master Loan Agreement between Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) and AgStar Financial Services, PCA, dated October 15, 2008 (Incorporated by reference to Exhibit 10.8(h) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.9(k)	Fifth Amendment to Master Loan Agreement (including First and Second Supplements) between Green Plains Bluffton LLC and AgStar Financial Services, PCA, dated December 31, 2010 (Incorporated by reference to Exhibit 10.9(k) of the Company’s Annual Report on Form 10-K filed March 4, 2011)

10.10(a)	Loan Agreement between City of Bluffton, Indiana and Green Plains Bluffton LLC (f/k/a Indian Bio-Energy, LLC) dates as of March 1, 2007 (Incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.10(b)	Indenture of Trust dated as of March 1, 2007 by and between the City of Bluffton, Indiana and U.S. Bank National Association (Incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.10(c)	Subordinate Construction/Permanent Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of March 1, 2007 between Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) and U.S. Bank National Association (Incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.11	Non-Statutory Stock Option Agreement between Steve Bleyl and Green Plains Renewable Energy, Inc. dated October 15, 2008 (Incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.12	Non-Statutory Stock Option Agreement between Edgar Seward and Green Plains Renewable Energy, Inc. dated October 15, 2008 (Incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.13	Non-Statutory Stock Option Agreement between Michael Orgas and Green Plains Renewable Energy, Inc. dated November 1, 2008 (Incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.14	Restricted Stock Agreement between Michael Orgas and Green Plains Renewable Energy, Inc. dated November 1, 2008 (Incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.15	Restricted Stock Agreement between Edgar Seward and Green Plains Renewable Energy, Inc. dated October 15, 2008 (Incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.16	Employment Agreement by and between Green Plains Renewable Energy, Inc. and Michael C. Orgas dated November 1, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

*10.17	Employment Offer Letter to Edgar Seward dated October 15, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

*10.18	Employment Offer Letter to Steven Bleyl dated October 15, 2008 (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

*10.19(a)	2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 11, 2009)

*10.19(b)	Form of Stock Option Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(b) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

*10.19(c)	Form of Restricted Stock Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(c) of the Company’s Annual Report on Form 10-K/A (Amendment No. 1) filed February 25, 2010)

*10.19(d)	Form of Deferred Stock Unit Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(d) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.20	Membership Interest Purchase Agreement by and between the Entities listed on Schedule 1 thereto, AgStar Financial Services, PCA, as Seller Agent, and Green Plains Holdings dated as of May 20, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.21	Membership Interest Purchase Agreement by and between the Entities listed on Schedule 1 thereto, AgStar Financial Services, PCA, as Seller Agent, and Green Plains Holdings dated as of May 20, 2009 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.22(a)	Credit Agreement by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein, dated July 2, 2009 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.22(b)	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by and among Green Plains Ord LLC, Ticor Title Insurance Company and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.22(b) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.22(c)	Security Agreement by and among Green Plains Ord LLC, Green Plains Holdings LLC and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.22(c) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.22(d)	Affiliate Security Agreement between Green Plains Central City LLC and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.22(d) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.22(e)	Affiliate Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing between Green Plains Central City LLC, Ticor Title Insurance Company, and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.22(e) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.23(a)	Credit Agreement by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent, and the Banks named therein, dated July 2, 2009 (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.23(b)	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by and among Green Plains Central City LLC, Ticor Title Insurance Company, and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.23(b) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.23(c)	Security Agreement by and among Green Plains Central City LLC, Green Plains Holdings LLC and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.23(c) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.23(d)	Affiliate Security Agreement between Green Plains Ord LLC and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.23(d) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.23(e)	Affiliate Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing between Green Plains Ord LLC, Ticor Title Insurance Company, and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.23(e) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.23(f)	First Amendment to Credit Agreement by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent, and the Banks named therein, dated December 31, 2010 (Incorporated by reference to Exhibit 10.23(f) of the Company’s Annual Report on Form 10-K filed March 4, 2011)

10.24(a)	Amended and Restated Revolving Credit and Security Agreement dated January 21, 2011 by and between PNC Bank, National Association (as Lender and Agent) and Green Plains Trade Group LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 27, 2011)

10.24(b)	Amended and Restated Revolving Credit Note dated January 21, 2011 by and among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association (as Lender and Agent) (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 27, 2011)

10.24(c)	Revolving Credit Note dated January 21, 2011 by and among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association (as Lender and Agent) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 27, 2011)

10.24(d)	Revolving Credit Note dated January 21, 2011 by and among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association (as Lender and Agent) (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 27, 2011)

*10.25	Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 27, 2010)

*10.26	Director Compensation effective January 1, 2009 (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.27	Asset Purchase Agreement dated as of April 19, 2010 by and among Green Plains Grain Company TN LLC, as the Buyer, and Union City Grain Company LLC, Dyer Gin Company, Inc. and Thomas W. Wade, Jr. Living Trust dated July 25, 2002, collectively as the Seller, and Wade Gin Company, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.28	Asset Purchase Agreement dated as of April 19, 2010 by and among Green Plains Grain Company TN LLC, as the Buyer, and Farmers Grain of Trenton LLC, Farmers Grain Crop Insurance, LLC and Wilson Street Properties L.L.C., collectively as the Seller (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.29	Second Amended and Restated Credit Agreement dated as of April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.30	Second Amended and Restated Revolving Credit Note dated as of April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.31	Second Amended and Restated Term Loan Note dated as of April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.32	Security Agreement dated as of April 19, 2010 between Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.33	Post-Closing Agreement dated as of April 19, 2010 between Green Plains Renewable Energy, Inc., Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.34	Employment Offer Letter to Ron Gillis, Dated October 15, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 3, 2010)

10.35(a)	First Amendment to Second Amended and Restated Credit Agreement dated as of June 18, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2010)

10.35(a)	First Amendment to Second Amended and Restated Term Loan Note dated as of June 18, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2010)

10.36(a)	First Amendment dated November 18, 2010 to the Second Amended and Restated Revolving Credit Note dated as of April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 23, 2010)

10.36(b)	Second Amendment dated November 18, 2010 to the Second Amended and Restated Credit Agreement dated as of April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 23, 2010)

10.36(c)	Third Amendment dated February 28, 2011 to the Second Amended and Restated Credit Agreement dated as of April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC and First National Bank of Omaha (Incorporated by reference to Exhibit 10.36(c) of the Company’s Annual Report on Form 10-K filed March 4, 2011)

10.37(a)	Amended and Restated Loan and Security Agreement dated as of December 14, 2005 by and among Midwest Grain Processors Cooperative and Midwest Grain Processor, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(b)	First Amendment to Amended and Restated Loan and Security Agreement dated as of February 28, 2006 by and among Midwest Grain Processors Cooperative and Midwest Grain Processors, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(c)	Second Amendment to Amended and Restated Loan and Security Agreement dated as of March 31, 2006 by and among Midwest Grain Processors Cooperative and Midwest Grain Processors, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(d)	Third Amendment to Amended and Restated Loan and Security Agreement dated as of September 22, 2006 by and among Midwest Grain Processors, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(e)	Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of October 31, 2006 by and among Midwest Grain Processors, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(f)	Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of February 22, 2007 by and among Global Ethanol, LLC (formerly known as Midwest Grain Processors, LLC), as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(g)	Sixth Amendment to Amended and Restated Loan and Security Agreement dated as of May 25, 2007 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(h)	Seventh Amendment to Amended and Restated Loan and Security Agreement dated as of August 31, 2007 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(i)	Eighth Amendment to Amended and Restated Loan and Security Agreement dated as of November 30, 2007 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(j)	Ninth Amendment to Amended and Restated Loan and Security Agreement dated as of October 31, 2008 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(k)	Tenth Amendment to Amended and Restated Loan and Security Agreement dated as of December 22, 2008 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(l)	Eleventh Amendment to Amended and Restated Loan and Security Agreement dated as of March 4, 2009 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(m)	Forbearance Agreement with Twelfth Amendment to Amended and Restated Loan and Security Agreement dated as of July 31, 2009 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(n)	Thirteenth Amendment to Amended and Restated Loan and Security Agreement and Forbearance Agreement dated as of September 30, 2009 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(o)	Fourteenth Amendment to Amended and Restated Loan and Security Agreement and Second Amendment to Forbearance Agreement dated as of November 30, 2009 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(p)	Fifteenth Amendment to Amended and Restated Loan and Security Agreement and Third Amendment to Forbearance Agreement dated as of June 30, 2010 by and among Global Ethanol, LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(q)	Sixteenth Amendment to Amended and Restated Loan and Security Agreement and Fourth Amendment to Forbearance Agreement dated as of October 22, 2010 by and among Green Plains Holdings II LLC (formerly known as Global Ethanol, LLC), as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed October 22, 2010)

10.37(r)	Support and Subordination Agreement dated as of October 22, 2010 by and among Green Plains Holdings II LLC, as Borrower, various financial institutions, as Lenders, and CoBank, ACB, as Agent for the Lenders (Incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K filed October 22, 2010)

*10.38	Employment Offer Letter to Jeffrey Briggs dated November 23, 2009 (Incorporated by reference to Exhibit 10.36(c) of the Company’s Annual Report on Form 10-K filed March 4, 2011)

21.1	Schedule of Subsidiaries (Incorporated by reference to Exhibit 10.36(c) of the Company’s Annual Report on Form 10-K filed March 4, 2011)

23.1	Consent of KPMG LLP

23.2	Consent of L.L. Bradford & Company, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed March 4, 2011)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K filed March 4, 2011)

*	Represents management compensatory contracts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS RENEWABLE ENERGY, INC.
(Registrant)

Date: June 8, 2011	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer (Principal Executive Officer)