Form 10-Q
period 2011-06-30
Green Plains Renewable Energy, Inc.
filed 2011-08-03
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

Commission File Number 001-32924

GREEN PLAINS RENEWABLE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Iowa	84-1652107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9420 Underwood Avenue, Suite 100, Omaha, NE 68114	(402) 884-8700
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

The number of shares of common stock, par value $0.001 per share, outstanding as of July 29, 2011 was 36,414,508 shares.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$136,403	$233,205
Restricted cash	27,784	27,783
Accounts receivable, net of allowances of $212 and $121, respectively	89,486	89,170
Inventories	159,116	184,888
Prepaid expenses and other	9,219	7,222
Deferred income taxes	17,594	8,463
Deposits	10,082	11,091
Derivative financial instruments	66,272	44,864

Total current assets	515,956	606,686

Property and equipment, net of accumulated depreciation of $92,971 and $76,063, respectively	788,639	747,421
Investment in unconsolidated subsidiaries	3,245	2,768
Goodwill	40,937	23,125
Other assets	17,076	17,779

Total assets	$1,365,853	$1,397,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$100,123	$155,084
Accrued and other liabilities	24,442	23,770
Unearned revenue	11,917	22,581
Current maturities of long-term debt	158,819	141,068

Total current liabilities	295,301	342,503

Long-term debt	524,157	527,900
Deferred income taxes	35,470	25,079
Other liabilities	4,158	4,655

Total liabilities	859,086	900,137

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 and 50,000,000 shares authorized; 36,414,508 and 35,793,501 shares issued and outstanding, respectively	36	36
Additional paid-in capital	433,222	431,289
Retained earnings	70,065	57,343
Accumulated other comprehensive loss	(5,778)	(420)

Total Green Plains stockholders’ equity	497,545	488,248
Noncontrolling interests	9,222	9,394

Total stockholders’ equity	506,767	497,642

Total liabilities and stockholders’ equity	$1,365,853	$1,397,779

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$861,393	$453,359	$1,673,546	$879,833
Cost of goods sold	826,314	422,687	1,601,018	811,687

Gross profit	35,079	30,672	72,528	68,146
Selling, general and administrative expenses	17,474	13,597	35,105	26,566

Operating income	17,605	17,075	37,423	41,580

Other income (expense)
Interest income	72	99	164	126
Interest expense	(9,255)	(5,659)	(16,811)	(10,315)
Other, net	(551)	(110)	(1,014)	(110)

Total other expense	(9,734)	(5,670)	(17,661)	(10,299)

Income before income taxes	7,871	11,405	19,762	31,281
Income tax expense	2,852	2,517	7,212	6,907

Net income	5,019	8,888	12,550	24,374
Net (income) loss attributable to noncontrolling interests	(37)	(204)	172	(114)

Net income attributable to Green Plains	$4,982	$8,684	$12,722	$24,260

Earnings per share:
Income attributable to Green Plains stockholders - basic	$0.14	$0.28	$0.35	$0.84

Income attributable to Green Plains stockholders - diluted	$0.14	$0.27	$0.34	$0.83

Weighted average shares outstanding:
Basic	36,415	31,359	36,308	28,956

Diluted	42,953	31,678	42,858	29,302

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$12,550	$24,374
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	25,225	17,873
Gain on sale or property and equipment	(3)	—
Deferred income taxes	1,260	6,609
Stock-based compensation expense	1,829	1,728
Undistributed equity in loss of affiliates	186	323
Allowance for doubtful accounts	91	—
Changes in operating assets and liabilities before effects of business combinations:
Accounts receivable	(296)	(19,067)
Inventories	30,592	15,342
Deposits	1,009	4,939
Derivative financial instruments	(18,613)	(166)
Prepaid expenses and other assets	(1,259)	1,808
Accounts payable and accrued liabilities	(61,302)	(15,166)
Unearned revenues	(10,664)	(5,053)
Other	(200)	(1,004)

Net cash provided (used) by operating activities	(19,595)	32,540

Cash flows from investing activities:
Purchases of property and equipment	(27,045)	(4,971)
Investment in unconsolidted subsidiaries	(663)	—
Acquisition of businesses, net of cash acquired	(8,418)	(22,388)
Other	(134)	—

Net cash used by investing activities	(36,260)	(27,359)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	22,683
Payments of principal on long-term debt	(35,340)	(29,646)
Proceeds from revolving debt	1,782,514	905,749
Payments on revolving debt	(1,787,550)	(904,379)
Proceeds from issuance of common stock	—	79,743
Change in restricted cash	(1)	4,631
Payments of loan fees	(674)	(847)
Other	104	102

Net cash provided by (used in) financing activities	(40,947)	78,036

Net change in cash and equivalents	(96,802)	83,217
Cash and cash equivalents, beginning of period	233,205	89,779

Cash and cash equivalents, end of period	$136,403	$172,996

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page

	Six Months Ended June 30,
	2011	2010

Supplemental disclosures of cash flow:
Cash paid for income taxes	$52	$59

Cash paid for interest	$18,105	$13,729

Supplemental noncash investing and financing activities:
Assets acquired in acquisitions and mergers	$63,452	$28,213
Less: liabilities assumed	(55,034)	(5,825)

Net assets acquired	$8,418	$22,388

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

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities which it controls. Intercompany balances and transactions are eliminated on a consolidated basis for reporting purposes. Unconsolidated entities are included in the financial statements on an equity basis. Results for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements should be read in conjunction with the Company’s annual report filed on Form 10-K for the year ended December 31, 2010, as amended.

The unaudited financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted.

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

Description of Business

The Company is a vertically-integrated producer, marketer and distributor of ethanol. The Company has operations throughout the value chain, beginning upstream with agronomy and grain handling operations, continuing through approximately 740 million gallons per year, or mmgy, of ethanol production capacity as of June 30, 2011 and ending downstream with ethanol marketing, distribution and blending facilities.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured.

For sales of ethanol, distillers grains and corn oil by Green Plains Trade Group LLC, the Company’s marketing business, revenue is recognized when title to the product and risk of loss transfer to an external customer. Revenues related to the Company’s marketing operations for third parties are recorded on a gross basis in the consolidated financial statements, as Green Plains Trade takes title to the product and assumes risk of loss. Unearned revenue is reflected on the consolidated balance sheet for goods in transit for which the Company has received payment and title has not been transferred to the customer. Revenues of Blendstar LLC, a wholly-owned biofuel terminal operator that offers ethanol transload and splash blending services, are recognized as these services are rendered.

The Company routinely enters into fixed-price, physical-delivery ethanol sales agreements. In certain instances, the Company intends to settle the transaction by open market purchases of ethanol rather than by delivery from its own production. These transactions are reported net as a component of revenues. Revenues also include related realized gains and losses on derivative financial instruments, ineffectiveness on cash flow hedges, and reclassifications of realized gains and losses on effective cash flow hedges from accumulated other comprehensive income (loss).

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

Cost of Goods Sold

Cost of goods sold includes costs for direct labor, materials and certain plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of the Company’s ethanol plants. Grain purchasing and receiving costs, other than labor costs for grain buyers and scale operators, are also included in cost of goods sold. Direct materials consist of the costs of corn feedstock, denaturant and process chemicals. Corn feedstock costs include unrealized gains and losses on related derivative financial instruments not designated as cash flow hedges, inbound freight charges, inspection costs and internal transfer costs. Corn feedstock costs also include related realized gains and losses on derivative financial instruments, ineffectiveness on cash flow hedges, and reclassifications of realized gains and losses on effective cash flow hedges from accumulated other comprehensive income (loss). Plant overhead costs primarily consist of plant utilities, plant depreciation and outbound freight charges. Shipping costs incurred directly by the Company, including railcar lease costs, are also reflected in cost of goods sold.

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

Reclassifications

Certain amounts previously reported within the consolidated financial statements have been reclassified to conform to the current year presentation. The Company previously reported margin deposits required for exchange-traded activity as deposits in the consolidated balance sheet. The liabilities associated with this exchange-traded activity were previously reported as a derivative financial instrument liability. Since this activity has a right of offset, the Company reclassified cash deposits of approximately $43.4 million at December 31, 2010, and derivative liabilities of approximately $32.1 million at December 31, 2010, to derivative financial instruments in current assets.

Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted the second phase of the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures, which requires the Company to disclose information in the reconciliation of recurring Level 3 measurements regarding purchases, sales, issuances and settlements on a gross basis, with a separate reconciliation for assets and liabilities. The Company did not experience an impact from the additional disclosure requirements.

Effective January 1, 2012, the Company will be required to adopt the third phase of amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures. The purpose of the amendment is to achieve common fair value measurement and disclosure requirements by improving comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and those prepared in conformity with International Financial Reporting Standards, or IFRS. The amended guidance clarifies the application of existing fair value measurement requirements and requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The Company currently would not be impacted by the additional disclosure requirements as the Company does not have any recurring Level 3 measurements.

Effective January 1, 2012, the Company will be required to adopt the amended guidance in ASC Topic 220, Comprehensive Income. This accounting standards update, which helps to facilitate the convergence of GAAP and IFRS, is aimed at increasing the prominence of other comprehensive income in the financial statement by eliminating the option to present other comprehensive income in the statement of stockholders’ equity, and rather requiring comprehensive income to be reported in either a single continuous statement or in two separate but consecutive statements reporting net income and other comprehensive income. The Company has determined that the changes to the accounting standards will affect the presentation of consolidated financial information but will not have a material effect on the Company’s financial position or results of operations.

2.	ACQUISITIONS

Acquisition of Global Ethanol, LLC

In October 2010, the Company acquired Global Ethanol, LLC. Global owned two operating ethanol plants which have an estimated combined annual production capacity of approximately 160 million gallons. The Company valued the transaction at approximately $174.2 million, including approximately $147.6 million for the ethanol production facilities and the balance in working capital. The value of the transaction includes the assumption of outstanding debt, which totaled approximately $97.7 million at that time. Upon closing, Global was renamed Green Plains Holdings II LLC, or Holdings II. At closing of the transaction, all outstanding units of Global were exchanged for aggregate consideration consisting of 4,386,027 shares of restricted Company common stock valued at $53.9 million, warrants to purchase 700,000 shares of restricted Company common stock, valued at $3.1 million and $19.5 million in cash. The warrants, recorded as a component of additional paid-in capital, are not transferable, except in certain limited circumstances, and are exercisable for a period of three years from the closing date at a price of $14.00. In conjunction with the transaction, Holdings II entered into an amendment to its existing credit agreement and the Company contributed $10.0 million of cash equity to Holdings II, $6.0 million of which was utilized to reduce outstanding debt. The operating results of Holdings II have been included in the Company’s consolidated financial statements since October 22, 2010.

Amounts of identifiable assets acquired and liabilities assumed (in thousands)

Inventory	$12,749
Other current assets	15,005
Property and equipment, net	133,970

Current liabilities	(11,143)
Other, net	(110)

Total identifiable net assets	150,471

Goodwill	23,734

Purchase price	$174,205

During the second quarter of 2011, the purchase price allocation for the acquisition was finalized. The revisions to the allocation resulted in a reduction of net property and equipment and an increase in goodwill of $15.2 million. Depreciation expense for the three months ended June 30, 2011 has been reduced by approximately $462 thousand for the cumulative effect of previously-recorded depreciation expense based on the preliminary purchase price allocation relating to the period from date of acquisition through March 31, 2011. The effect of prospectively recognizing the finalized purchase price allocation in the consolidated financial statements is not material to the current or any prior periods. Goodwill related to the acquisition is tax deductible and results largely from economies of scale expected to be realized in the Company’s operations.

Acquisition of Otter Tail

On March 24, 2011, the Company acquired an ethanol plant and certain other assets near Fergus Falls, Minnesota from Otter Tail Ag Enterprises, LLC, or Otter Tail, with an annual expected production capacity of 60 mmgy for $60.3 million. Consideration included $19.2 million of indebtedness to MMCDC New Markets Fund II, LLC and $35.0 million in financing from a group of nine lenders, led by AgStar Financial Services. The remaining $6.1 million was paid in cash. The operating results of Otter Tail have been included in the Company’s consolidated financial statements since March 24, 2011.

Amounts of identifiable assets acquired and liabilities assumed (in thousands)

Inventory	$4,983
Other current assets	738
Property and equipment, net	52,250

Current liabilities	(350)

Total identifiable net assets	57,621

Goodwill	2,660

Purchase price	$60,281

The amounts above are preliminary purchase price allocations to each of the asset and liabilities identified above pending completion of the valuation by an independent appraisal firm. Goodwill related to the acquisition is tax deductible and results largely from economies of scale expected to be realized in the Company’s operations. The Company expects to finalize the purchase price allocations during the third quarter of 2011 and does not expect it will materially impact the preliminary amounts shown above.

Consolidated pro forma revenue and operating income, had the acquisitions of the Global and Otter Tail ethanol plants occurred on January 1, 2010, would have been $1.7 billion and $37.5 million, respectively, for the six months ended June 30, 2011, $861.4 million and $17.6 million, respectively, for the three months ended June 30, 2011, $1.1 billion and $56.9 million, respectively, for the six months ended June 30, 2010 and $555.3 million and $29.1 million, respectively, for the three months ended June 30, 2010. This unaudited information is based on historical results of operations, and is not necessarily indicative of the results that would have been achieved had the acquisitions occurred on such date.

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

Level 2 – directly or indirectly observable inputs such as quoted prices for similar assets or liabilities in active markets other than quoted prices included within Level 1; quoted prices for identical or similar assets in markets that are not active; and other inputs that are observable or can be substantially corroborated by observable market data by correlation or other means. Grain inventories held for sale in the agribusiness segment are valued at nearby futures values, plus or minus nearby basis levels.

Level 3 – unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities. The Company currently does not have any recurring Level 3 financial instruments.

There have been no changes in valuation techniques and inputs used in measuring fair value. On June 30, 2011, exchange-traded futures for corn and wheat were classified as a Level 2 measurement to reflect the price limit set by the exchange for that day.

The following tables set forth the Company’s assets and liabilities by level that were accounted for the periods indicated (in thousands):

	Fair Value Measurements at June 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Reclassification for Balance Sheet Presentation	Total
Assets
Cash and cash equivalents	$136,403	$—	$—	$136,403
Restricted cash	29,985	—	—	29,985
Margin deposits	39,188	—	—	39,188
Inventories carried at market	—	41,117	—	41,117
Unrealized gains on derivatives	11,723	36,576	(21,215)	27,084

Total assets measured at fair value	$217,299	$77,693	$(21,215)	$273,777

Liabilities
Unrealized losses on derivatives	$3,003	$27,508	$(21,215)	$9,296

Total liabilities measured at fair value	$3,003	$27,508	$(21,215)	$9,296

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Reclassification for Balance Sheet Presentation	Total
Assets
Cash and cash equivalents	$233,205	$—	$—	$233,205
Restricted cash	29,983	—	—	29,983
Margin deposits	43,394	—	—	43,394
Inventories carried at market	—	96,916	—	96,916
Unrealized gains on derivatives	3,303	30,663	(32,087)	1,879

Total assets measured at fair value	$309,885	$127,579	$(32,087)	$405,377

Liabilities
Unrealized losses on derivatives	$32,317	$2,569	$(32,087)	$2,799

Total liabilities measured at fair value	$32,317	$2,569	$(32,087)	$2,799

The Company believes the fair value of its debt approximates book value, which was $683.0 million and $669.0 million at June 30, 2011 and December 31, 2010, respectively. The Company also believes the fair value of its accounts receivable and accounts payable approximate book value, which were $89.5 million and $100.1 million, respectively, at June 30, 2011 and $89.2 million and $155.1 million, respectively, at December 31, 2010.

Although the Company currently does not have any recurring Level 3 financial measurements, the fair values of the tangible assets and goodwill acquired in the Global and Otter Tail acquisitions represent Level 3 measurements and were derived using a combination of the income approach, the market approach and the cost approach as considered appropriate for the specific assets being valued.

4.	SEGMENT INFORMATION

Company management reviews financial and operating performance in the following four separate operating segments: (1) production of ethanol and distillers grains, collectively referred to as ethanol production, (2) corn oil production, (3) grain warehousing and marketing, as well as sales and related services of agronomy and petroleum products, collectively referred to as agribusiness, and (4) marketing and distribution of Company-produced and third-party ethanol, distillers grains and corn oil, collectively referred to as marketing and distribution. Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities.

In the second quarter of 2011, the Company redefined its operating segments to include corn oil production as a reportable segment. Corn oil production, which the Company initiated in October 2010, was previously reported as a component of the marketing and distribution segment. The Company added the corn oil production segment to reflect the manner in which the Company’s executive management currently manages, allocates resources, and measures performance of its businesses. Prior period segment results have been reclassified to reflect this change.

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

The following are certain financial data for the Company’s operating segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Ethanol production	$543,425	$240,550	$1,011,122	$490,603
Corn oil production	10,520	—	14,842	—
Agribusiness	125,535	62,565	239,579	104,846
Marketing and distribution	759,495	397,226	1,471,877	785,322
Intersegment eliminations	(577,582)	(246,982)	(1,063,874)	(500,938)

	$861,393	$453,359	$1,673,546	$879,833

Gross profit:
Ethanol production	$15,605	$18,443	$38,812	$50,202
Corn oil production	6,366	—	8,456	—
Agribusiness	6,133	5,675	12,075	8,444
Marketing and distribution	5,565	5,223	12,226	9,404
Intersegment eliminations	1,410	1,331	959	96

	$35,079	$30,672	$72,528	$68,146

Operating income:
Ethanol production	$11,593	$15,763	$31,020	$44,951
Corn oil production	6,339	—	8,408	—
Agribusiness	758	984	1,652	454
Marketing and distribution	2,493	2,390	5,119	3,731
Intersegment eliminations	1,419	1,331	984	96
Corporate activities	(4,997)	(3,393)	(9,760)	(7,652)

	$17,605	$17,075	$37,423	$41,580

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Ethanol	$664,138	$369,809	$1,318,622	$734,312
Corn oil	10,520	—	14,842	—
Distillers grains	105,952	39,096	193,225	76,101
Grain	49,700	17,677	104,988	35,527
Agronomy products	23,690	20,291	31,147	25,165
Other	7,393	6,486	10,722	8,728

Total revenues	$861,393	$453,359	$1,673,546	$879,833

The following are total assets for our operating segments for the periods indicated (in thousands):

	June 30, 2011	December 31, 2010
Total assets:
Ethanol production	$901,079	$882,136
Corn oil production	22,104	7,204
Agribusiness	159,410	239,595
Marketing and distribution	187,215	169,148
Corporate	126,635	142,666
Intersegement eliminations	(30,590)	(10,883)

	$1,365,853	$1,429,866

5.	INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale, which is valued at market value. The components of inventories are as follows (in thousands):

	June 30, 2011	December 31, 2010

Finished goods	$46,960	$38,231
Grain held for sale	41,117	96,916
Raw materials	36,919	23,306
Petroleum & agronomy items held for sale	11,678	9,011
Work-in-process	13,712	9,408
Supplies and parts	8,730	8,016

	$159,116	$184,888

6.	GOODWILL

Changes in the carrying amount of goodwill attributable to each business segment during the six-month period ended June 30, 2011 were as follows (in thousands):

	Ethanol Production	Marketing and Distribution	Total

Balance, December 31, 2010	$12,527	$10,598	$23,125
Adjustment to Global purchase price allocation	15,152	—	15,152
Acquisition of Otter Tail	2,660	—	2,660

Balance, June 30, 2011	$30,339	$10,598	$40,937

7.	DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2011, the Company’s consolidated balance sheet reflects unrealized losses, net of tax, of $5.8 million in accumulated other comprehensive loss. The Company expects all of the deferred losses at June 30, 2011 will be reclassified into income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change.

Fair Values of Derivative Instruments

The following table provides information about the fair values of our derivative financial instruments and the line items in the consolidated balance sheets in which the fair values are reflected.

	Asset Derivatives				Liability Derivatives
Derivative Instruments	Fair Value at				Fair Value at
Consolidated Balance Sheet Location	June 30, 2011		December 31, 2010		June 30, 2011	December 31, 2010

Derivative financial instruments (1)	$27,084	(2)	$1,470	(3)	$—	$—
Financing costs and other	—		409		—	—
Accrued and other liabilities	—		—		9,107	2,570
Other liabilities	—		—		189	229

Total	$27,084		$1,879		$9,296	$2,799

(1)	Derivative financial instruments per the balance sheet include margin deposits of $39.2 million and $43.4 million at June 30, 2011 and December 31, 2010, respectively.
(2)	Balance at June 30, 2011, includes $7.6 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.
(3)	Balance at December 31, 2010, includes $477 thousand of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

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

Gains (Losses) on Derivative Instruments Not Designated in a Hedging Relationship	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Statements of Operations Location	2011	2010	2011	2010

Revenue	$(1,533)	$(182)	$(918)	$498
Cost of goods sold	5,128	2,513	(20,112)	9,655

Net increase (decrease) recognized in earnings	$3,595	$2,331	$(21,030)	$10,153

Locations of Gain (Loss) Due to Ineffectiveness of Cash Flow Hedges	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Statements of Operations Location	2011	2010	2011	2010

Revenue	$99	$—	$(19)	$—
Cost of goods sold	(675)	9	(656)	9

Net decrease recognized in earnings	$(576)	$9	$(675)	$9

Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Statements of Operations Location	2011	2010	2011	2010

Revenue	$(17,033)	$—	$(21,489)	$—
Cost of goods sold	10,447	—	13,991	—

Net increase (decrease) recognized in earnings	$(6,586)	$—	$(7,498)	$—

Effective Portion of Cash Flow Hedges Recognized in Other Comprehensive Income (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Commodity Contracts	$(8,672)	$300	$(16,225)	$177

There were no gains or losses due to the discontinuance of cash flow hedge treatment during the six months ended June 30, 2011.

The table below summarizes the volumes of open commodity derivative positions as of June 30, 2011 (in thousands):

	June 30, 2011
	Exchange Traded		Non-Exchange Traded		Unit of Measure	Commodity
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)

Futures	(18,040)				Bushels	Corn, Soybeans and Wheat
Futures	36,235	(3)			Bushels	Corn
Futures	(4,180)				Gallons	Ethanol
Futures	(145,782	)(3)			Gallons	Ethanol
Options	101				Bushels	Corn
Options	(1,584)				Gallons	Ethanol
Options	326				mmBTU	Natural Gas
Forwards			25,896	(6,764)	Bushels	Corn, Soybeans and Wheat
Forwards			25,960	(24,326)	Gallons	Ethanol
Forwards			48	(37)	Tons	Distillers Grains

(1)	Exchange traded futures and options are presented on a net long and (short) position basis.
Options	are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis.
(3)	Futures used for cash flow hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Revenues and cost of goods sold under such contracts are summarized in the table below for the periods indicated (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$12,538	$11,682	$23,812	$14,120
Cost of goods sold	11,927	11,002	22,799	13,722

8.	LONG-TERM DEBT

The principal balances of the components of long-term debt are as follows (in thousands):

	June 30, 2011	December 31, 2010
Green Plains Bluffton:
$70.0 million term loan	$51,535	$56,000
$20.0 million revolving term loan	20,000	20,000
$22.0 million revenue bond	19,880	20,615
Green Plains Central City:
$55.0 million term loan	49,000	52,200
$30.5 million revolving term loan	30,500	30,500
$11.0 million revolver	7,239	6,239
Equipment financing loan	201	230
Green Plains Holdings II:
$34.1 million term loan	30,914	34,136
$42.6 million revolving term loan	38,359	42,214
$15.0 million revolver	15,000	15,000
Other	387	387
Green Plains Obion:
$60.0 million term loan	30,470	40,930
$37.4 million revolving term loan	36,200	36,200
Note payable	105	124
Equipment financing loan	519	591
Economic development grant	1,469	1,514
Green Plains Ord:
$25.0 million term loan	22,417	23,800
$13.0 million revolving term loan	13,000	13,000
$5.0 million revolver	2,500	2,500
Green Plains Otter Tail:
$30.3 million term loan	29,599	—
$4.7 million revolver	4,675	—
$19.2 million note payable	19,175	—
Capital lease payable	220	—
Green Plains Shenandoah:
$30.0 million term loan	8,468	13,368
$17.0 million revolving term loan	17,000	17,000
Economic development loan	15	45
Green Plains Superior:
$40.0 million term loan	23,500	26,250
$10.0 million revolving term loan	10,000	10,000
Equipment financing loan	188	219
Green Plains Grain:
$20.0 million term loan	18,000	19,000
$100.0 million revolving loans	49,219	68,004
Equipment financing loans	615	915
Notes payable	2,000	3,288
Green Plains Trade:
$70.0 million revolving loan	37,783	21,179
Corporate:
$90.0 million convertible debt	90,000	90,000
Other	2,824	3,520

Total debt	682,976	668,968
Less: current portion	(158,819)	(141,068)

Long-term debt	$524,157	$527,900

Ethanol Production Segment

Loan Repayment Terms

•	Term Loans – The term loans were available for advances until construction for each of the plants was completed.

•	Scheduled principal payments (plus interest) are as follows:

• Green Plains Bluffton	$0.6 million per month
• Green Plains Central City	$0.6 million per month
• Green Plains Holdings II	$1.5 million per quarter
• Green Plains Obion	$2.4 million per quarter
• Green Plains Ord	$0.3 million per month
• Green Plains Otter Tail	$0.5 million per month
• Green Plains Shenandoah	$1.2 million per quarter
• Green Plains Superior	$1.4 million per quarter

•	Final maturity dates (at the latest) are as follows:

• Green Plains Bluffton	November 19, 2013
• Green Plains Central City	July 1, 2016
• Green Plains Holdings II	January 1, 2015
• Green Plains Obion	August 20, 2014
• Green Plains Ord	July 1, 2016
• Green Plains Otter Tail	September 1, 2018
• Green Plains Shenandoah	May 20, 2014
• Green Plains Superior	July 20, 2015

•

Revolving Term Loans – The revolving term loans are generally available for advances throughout the life of the commitment, subject to borrowing base restrictions. Allowable advances under the Green Plains Shenandoah loan agreement are reduced by $2.4 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than November 1, 2014. Allowable advances under the Green Plains Superior loan agreement are reduced by $2.5 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than January 1, 2016. Interest-only payments are due each month on all revolving term loans until the final maturity date for the Green Plains Bluffton, Green Plains Central City, Green Plains Ord, Green Plains Otter Tail, Green Plains Shenandoah, and Green Plains Superior loan agreements. The Green Plains Obion loan agreement requires additional semi-annual payments of $4.675 million beginning March 1, 2015. The Green Plains Holdings II loan agreement requires semi-annual payments of $2.7 million.

•	Final maturity dates (at the latest) are as follows:

• Green Plains Bluffton	November 19, 2013
• Green Plains Central City	July 1, 2016
• Green Plains Holdings II	April 1, 2016
• Green Plains Obion	September 1, 2018
• Green Plains Ord	July 1, 2016
• Green Plains Otter Tail	March 23, 2012
• Green Plains Shenandoah	November 1, 2017
• Green Plains Superior	July 1, 2017

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

•	At June 30, 2011, Green Plains Bluffton had $1.3 million of cash that was restricted as to use for payment towards the current maturity and interest of the revenue bond.

During the quarter ended June 30, 2011, amendments were made to the Green Plains Central City, Green Plains Holdings II, Green Plains Obion, Green Plains Ord and Green Plains Superior agreements. None of the amendments entered into in the second quarter of 2011 resulted in material changes to the agreements, as amended. All of the Company’s ethanol production subsidiaries were in compliance with their debt covenants relating to the period ended June 30, 2011.

Agribusiness Segment

The Green Plains Grain loan, amended on May 31, 2011, is comprised of a $20.0 million amortizing term loan, a $45.0 million revolving term loan, a $20.0 million seasonal revolver and a $42.0 million bulge seasonal revolver. Scheduled payments under the term loan of $0.5 million are due on the first business day of each calendar quarter, with any remaining amount payable at expiration on August 1, 2013. The bulge seasonal revolver was reduced from a $42.0 million facility to a $35.0 million facility on April 1, 2011 and matures on November 1, 2011. The revolving term loan and the seasonal revolver mature on November 1, 2011. During the quarter ended June 30, 2011, amendments were made to the Green Plains Grain debt agreement. The amendments entered into in the second quarter of 2011 did not result in material changes to the agreement, as amended. We intend to negotiate a new credit facility for Green Plains Grain prior to its maturity on November 1, 2011. As of June 30, 2011, Green Plains Grain was in compliance with all debt covenants.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility. Under the loan agreement, as amended in January 2011, the lender will loan up to $70.0 million, subject to a borrowing base equal to 85% of eligible receivables. At June 30, 2011, Green Plains Trade had $26.4 million cash that was restricted as to use for payment towards the loan agreement. Such cash is presented in restricted cash on the consolidated balance sheet. The amended revolving credit facility expires on March 31, 2014. As of June 30, 2011, Green Plains Trade was in compliance with all debt covenants.

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

Capitalized Interest

The Company had no capitalized interest during the quarterly and six-month periods ended June 30, 2011 and 2010.

Restricted Net Assets

At June 30, 2011, there were approximately $501.1 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.

Other Information

For further information on the long-term debt obligations of the Company, refer to Note 11, Long-Term Debt, in the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, as amended.

9.	STOCK-BASED COMPENSATION

The Company records noncash compensation expense related to equity awards to employees and directors in the financial statements over the requisite service period. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures.

The Company has 2007 and 2009 Equity Incentive Plans which reserve a combined total of 3.5 million shares of common stock for issuance pursuant to the approved plans. The plans provide for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, non-vested stock and non-vested stock unit awards to eligible employees, non-employee directors and consultants.

All of the Company’s existing share-based compensation awards have been determined to be equity awards. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

A summary of stock option activity for the six months ended June 30, 2011 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	1,170,500	$15.42
Granted	—	—
Exercised	(14,999)	6.94		$73
Forfeited	(3,000)	17.51
Expired	(3,250)	17.29

Outstanding at June 30, 2011	1,149,251	$15.52	4.6	$1,827

Exercisable at June 30, 2011	932,585	$16.94	4.0	$1,314

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

The following table summarizes non-vested stock award and DSU activity for the six months ended June 30, 2011:

	Weighted- Average Number of Non- vested Shares and DSU's	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Vesting Term (in years)

Nonvested at December 31, 2010	371,486	$10.15
Granted	392,056	12.01
Forfeited	—	—
Vested	(236,507)	10.41

Nonvested at June 30, 2011	527,035	$11.41	2.1

Compensation costs expensed for share-based payment plans described above were approximately $0.9 million and $2.6 million during the three and six months ended June 30, 2011. Compensation costs expensed for share-based payment plans described above were approximately $0.4 million and $1.7 million during the three and six months ended June 30, 2010. At June 30, 2011, there were $5.1 million of unrecognized compensation costs from share-based compensation arrangements, which is related to non-vested shares. This compensation is expected to be recognized over a weighted-average period of approximately 2.1 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 36% of these expense amounts.

10.	EARNINGS PER SHARE

Basic earnings per common shares (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income on an as-if-converted basis available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. The calculation of diluted earnings per share gives effect to common stock equivalents, if dilutive. The reconciliations of net income to net income on an as-if-converted basis and basic and diluted earnings per share are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income attributable to Green Plains	$4,982	$8,684	$12,722	$24,260
Weighted average shares outstanding - basic	36,415	31,359	36,308	28,956

Income attributable to Green Plains stockholders - basic	$0.14	$0.28	$0.35	$0.84

Net income attributable to Green Plains	$4,982	$8,684	$12,722	$24,260
Interest on convertible debt	1,294	—	2,588	—
Amortization of debt issuance costs related to convertible debt	149	—	296	—
Tax effect of interest on convertible debt	(519)	—	(1,038)	—

Net income attributable to Green Plains on an as-if-converted basis	$5,906	$8,684	$14,568	$24,260

Weighted average shares outstanding - basic	36,415	31,359	36,308	28,956
Effect of dilutive convertible debt	6,280	—	6,280	—
Effect of dilutive stock options	258	319	270	346

Total potential shares outstanding	42,953	31,678	42,858	29,302

Income attributable to Green Plains stockholders - diluted	$0.14	$0.27	$0.34	$0.83

Excluded from the computations of diluted EPS for the three and six months ended June 30, 2011 were stock-based compensation awards totaling 0.7 million and 0.9 million shares, respectively, and for the three and six months ended June 30, 2010 were stock-based compensation awards totaling 0.8 million and 0.7 million shares, respectively, because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the respective periods. As consideration for the Global acquisition, the Company issued warrants for 700,000 shares of its restricted stock at a price of $14.00 per share. The warrants are excluded from the computations of diluted EPS as the exercise price was greater than the average market price of the Company’s common stock for the three and six month periods ended June 30, 2011 and 2010.

11.	COMPREHENSIVE INCOME

Comprehensive income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income attributable to Green Plains	$4,982	$8,684	$12,722	$24,260
Unrealized gain (loss) on derivatives	(2,086)	300	(8,727)	177
Tax effect	768	—	3,369	—

Comprehensive income attributable to Green Plains	$3,664	$8,984	$7,364	$24,437

12.	STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accum. Other Comp. Loss	Total Green Plains Stockholders’ Equity	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2010	35,793	$36	$431,289	$57,343	$(420)	$488,248	$9,394	$497,642
Net income (loss)	—	—	—	12,722	—	12,722	(172)	12,550
Unrealized loss on derivatives, net of tax	—	—	—	—	(5,358)	(5,358)	—	(5,358)

Total comprehensive income	—	—	—	—	—	7,364	(172)	7,192

Stock-based compensation	607	—	1,829	—	—	1,829	—	1,829
Stock options exercised	15	—	104	—	—	104	—	104

Balance, June 30, 2011	36,415	$36	$433,222	$70,065	$(5,778)	$497,545	$9,222	$506,767

13.	INCOME TAXES

The Company records income tax expense during interim periods based on its best estimate of the annual effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.

Income tax expense for the three and six months ended June 30, 2011 was $2.9 million and $7.2 million, respectively. Income tax expense for the three and six months ended June 30, 2010 was $2.5 million and $6.9 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 36% and 22% for the first six months of 2011 and 2010, respectively. The effective tax rates for each of these periods reflect the release of a portion of valuation allowances provided against certain of the Company’s deferred tax assets, primarily federal and state net operating losses and tax credits due to anticipated income in future periods.

The Company’s unrecognized tax benefits at June 30, 2011 were $2.8 million, compared to $1.1 million at December 31, 2010. The increase is based on additional amounts related to prior period tax positions. The liability at June 30, 2011 consisted of approximately $107 thousand which, if recognized, would favorably impact the Company’s effective tax rate. The remaining liability was related to tax positions for which there are offsetting tax assets or uncertainty related to timing. The Company believes that it is reasonably possible that $2.7 million of its unrecognized tax benefits, related to the timing of a particular deduction, could be settled with the relevant tax authority in the next 12 months. There was no change in the Company’s liabilities related to accounting for uncertain income tax positions during the first six months of 2010.

The 2011 annual effective tax rate can be affected as a result of variances among the estimates and amounts of full-year sources of taxable income (among the various states), the realization of tax credits, adjustments that may arise from the resolution of tax matters under review, variances in the release of valuation allowances and the Company’s assessment of its liability for uncertain tax positions.

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $3.8 million and $7.5 million during the three and six-month periods ended June 30, 2011, respectively, and $3.0 million and $5.6 million during the three and six-month periods ended June 30, 2010, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2011 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2011	$7,897
2012	13,689
2013	11,718
2014	5,758
2015	3,872
Thereafter	5,891

Total	$48,825

Commodities

As of June 30, 2011, the Company had contracted for future grain deliveries valued at approximately $411.7 million, natural gas deliveries valued at approximately $26.0 million, ethanol product deliveries valued at approximately $54.4 million and distillers grains product deliveries valued at approximately $9.4 million.

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

Note Receivable

On June 28, 2011, the Company issued a promissory note to BioProcess Algae LLC, an unconsolidated affiliate of which Green Plains holds a 35% ownership interest, in the amount of $500,000. All principal and unpaid interest in respect of this note is due and payable the fifth business day following written notice of demand from the Company, but not earlier than December 31, 2011. At June 30, 2011, $500,000 was outstanding on the note receivable.

Sales and Financing Contracts

Three subsidiaries of the Company have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital is a member of our Board of Directors. A total of $0.8 million and $1.1 million were included in debt at June 30, 2011 and December 31, 2010, respectively, under these financing arrangements. Payments, including principal and interest, totaled $0.2 million and $0.3 million during the three and six months ended June 30, 2011, respectively. Payments, including principal and interest, totaled $0.1 million and $0.2 million during the three and six months ended June 30, 2010, respectively. The highest amount outstanding during the six months ended June 30, 2011 was $0.9 million, and the weighted average interest rate for all financing agreements with AXIS Capital was 7.6%.

The Company has entered into fixed-price ethanol purchase and sale agreements with Center Oil Company. Gary R. Parker, President and Chief Executive Officer of Center Oil, is a member of our Board of Directors. During the three and six months ended June 30, 2011, cash receipts from Center Oil totaled $22.1 million and $65.3 million, respectively. Payments to Center Oil totaled $1.0 million and $2.1 million for the same periods, respectively, on these contracts. During the three and six months ended June 30, 2010, cash receipts totaled $22.9 million and $43.9 million and payments totaled $2.7 million and $3.8 million, respectively, on these contracts. The Company had $1.0 million and $6.0 million included in accounts receivable from Center Oil at June 30, 2011 and December 31, 2010, respectively, and no outstanding payables in current liabilities under these purchase and sale agreements.

Aircraft Lease

The Company entered into an agreement with Hoovestol Inc. for the lease of an aircraft. Wayne B. Hoovestol, President of Hoovestol Inc., is Chairman of our Board of Directors. The Company has agreed to pay $6,667 per month for use of up to 100 hours per year of the aircraft. Any flight time in excess of 100 hours per year will incur additional hourly-based charges. During the three and six months ended June 30, 2011, payments related to this agreement totaled $41,000 and $71,000, respectively. During the three and six months ended June 30, 2010, payments related to this agreement totaled $58,000 and $68,000, respectively. The Company did not have outstanding payables to or receivables from Hoovestol Inc. at June 30, 2011 and December 31, 2010.

16.	SUBSEQUENT EVENT

Since January 2009, the Company has held a 51% ownership interest in Blendstar, LLC, which operates nine blending and terminaling facilities with approximately 495 mmgy of total throughput capacity in seven states in the south central U.S. On July 19, 2011, the Company acquired the remaining 49% of Blendstar from the minority holders. Blendstar’s operations are included in the marketing and distribution segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and our annual report filed on Form 10-K for the year ended December 31, 2010, as amended, including the consolidated financial statements, accompanying notes and the risk factors contained therein.

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2010, as amended, and in Item 1A of Part II of this Quarterly Report for the quarter ended June 30, 2011. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we compete, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation, the timely completion of corn oil extraction projects, expected corn oil recovery rates and operating expenses, risks related to closing and achieving anticipated results from acquisitions, and other risk factors detailed in our reports filed with the SEC. Actual results may differ from projected results due, but not limited, to unforeseen developments.

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

Overview

We were formed in June 2004, incurring development costs until our first two plants were completed. Our plant in Shenandoah, Iowa commenced operations in August 2007 and our plant in Superior, Iowa commenced operations in July 2008. To complement and enhance our ethanol production facilities, in April 2008, we acquired Great Lakes Cooperative, a full-service farm cooperative in northwestern Iowa and southwestern Minnesota. As a result of our October 2008 merger with VBV LLC, we acquired two additional ethanol plants, located in Bluffton, Indiana and Obion, Tennessee. Operations commenced at the Bluffton and Obion plants in September 2008 and November 2008, respectively. In January 2009, we acquired a majority interest in Blendstar, LLC, which operates blending and terminaling facilities in the south central U.S. In July 2009, we acquired two limited liability companies that owned ethanol plants in Central City and Ord, Nebraska. In April 2010, we acquired five grain elevators in western Tennessee. In October 2010, we acquired Global Ethanol, LLC, which had two operating ethanol plants. In March 2011, we acquired an ethanol plant near Fergus Falls, Minnesota, bringing our total expected ethanol production capacity to approximately 740 mmgy. In June 2011, Green Plains Grain Company acquired 2.0 million bushels of grain storage capacity located in Hopkins, Missouri, which is approximately 45 miles from our Shenandoah, Iowa ethanol plant. In July 2011, we acquired all minority interests in Blendstar.

We are a leading, vertically-integrated producer, marketer and distributer of ethanol. We focus on generating stable operating margins through our diversified business segments and our risk management strategy. We believe that owning and operating assets throughout the ethanol value chain enables us to mitigate changes in commodity prices and differentiates us from companies focused only on ethanol production. Today, we have operations throughout the ethanol value chain, beginning upstream with our agronomy and grain handling operations, continuing through our approximately 740 mmgy of ethanol production capacity and our corn oil production, and ending downstream with our ethanol marketing, distribution and blending facilities.

Management reviews our operations in the following four separate operating segments:

•

Ethanol Production. At June 30, 2011, we operated a total of nine ethanol plants in Indiana, Iowa, Michigan, Minnesota, Nebraska and Tennessee, with approximately 740 mmgy of total ethanol production capacity. At capacity, these plants collectively will consume approximately 265 million bushels of corn and produce approximately 2.1 million tons of distillers grains annually.

•

Corn Oil Production. At June 30, 2011, we were operating corn oil extraction systems at our Bluffton, Central City, Lakota, Obion, Ord, Riga, Shenandoah and Superior ethanol plants. We expect to complete the installation of corn oil extraction technology at our recently-acquired Otter Tail ethanol plant during 2011. The corn oil systems are designed to extract non-edible corn oil from the whole stillage process immediately prior to production of distillers grains. Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides.

•

Agribusiness. We operate three lines of business within our agribusiness segment: bulk grain, agronomy and petroleum. In June 2011, we expanded our agribusiness operations by acquiring a grain elevator in Hopkins, Missouri with 2.0 million bushels of grain storage capacity. We are currently constructing an estimated 2.1 million and 1.0 million bushels of additional grain storage capacity at our Tennessee and Iowa grain elevators, respectively, and plan to complete the expansions in the third quarter of 2011. In our bulk grain business, subsequent to our recent acquisition and grain storage expansion, we will have 14 grain elevators with approximately 36.1 million bushels of total storage capacity. We sell fertilizer and other agricultural inputs and provide application services to area producers, through our agronomy business. Additionally, we sell petroleum products including diesel, soydiesel, blended gasoline and propane, primarily to agricultural producers and consumers. We believe our bulk grain business provides synergies with our ethanol production segment as it supplies a portion of the feedstock for our ethanol plants.

•

Marketing and Distribution. Our in-house marketing business is responsible for the sale, marketing and distribution of all ethanol, distillers grains and corn oil produced at our nine ethanol plants. We also market and distribute ethanol for third-party ethanol producers. At June 30, 2011, expected production capacity of these third-party producers was approximately 260 mmgy. Additionally, we own Blendstar, LLC, which operates nine blending or terminaling facilities with approximately 495 mmgy of total throughput capacity in seven states in the south central United States.

In the second quarter of 2011, we redefined our operating segments to include corn oil production as a reportable segment. Corn oil production, which we initiated in October 2010, was previously reported as a component of our marketing and distribution segment. We added the corn oil production segment to reflect the way our executive management manages, allocates resources, and measures the performance of our businesses. All prior period segment results have been restated to reflect this change.

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

We continue our support of the BioProcess Algae joint venture, which is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities. Construction of Phase II, which began during the third quarter of 2010, was completed and the Grower Harvesters bioreactors were successfully started up in January 2011. As the next step in this process, BioProcess Algae is currently constructing an outdoor Grower Harvester™ system next to our Shenandoah ethanol plant and is planning to break ground on a five acre algae farm this fall at the same location. Phase II allows for verification of growth rates, energy balances and operating expenses, which are considered to be some of the key steps to commercialization. The Iowa Power Fund awarded BioProcess Algae an additional grant of $2.0 million to continue the research and development of the Grower Harvester technology. The remaining cost of the Phase II project is being shared by the joint venture partners. As part of the Phase II funding, we increased our ownership in BioProcess Algae to 35%.

Industry Factors Affecting our Results of Operations

Variability of Commodity Prices. Our operations and our industry are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains and natural gas. Because the market prices of these commodities are not always correlated, at times ethanol production may be unprofitable. As commodity price volatility poses a significant threat to our margin structure, we have developed a risk management strategy focused on locking in favorable operating margins when available. We continually monitor market prices of corn, natural gas and other input costs relative to the prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales contracts, or a combination of strategies within strict limits. Our primary focus is not to manage general price movements of individual commodities, for example to minimize the cost of corn consumed, but rather to lock in favorable profit margins whenever possible. By using a variety of risk management tools and hedging strategies, including our internally-developed real-time margin management system, we believe we are able to maintain a disciplined approach to price risks.

Reduced Availability of Capital. Some ethanol producers have faced financial distress over the past few years, culminating with bankruptcy filings by several companies. This, in combination with continued volatility in the capital markets has resulted in reduced availability of capital for the ethanol industry in general. In this market environment, we may experience limited access to incremental financing.

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

On June 16, 2011, a legislative proposal to end the volumetric ethanol tax credit, or VEETC (often referred to as the “blender’s credit”), was passed by the U.S. Senate. The blender’s credit, which is currently set to expire on December 31, 2011, allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. It is not certain whether the proposal which would terminate VEETC early will be enacted, and whether it would occur through a stand-alone bill or by attachment to other legislation.

Merger and Acquisition Activity

In March 2011, we acquired an ethanol plant and certain other assets near Fergus Falls, Minnesota from Otter Tail Ag Enterprises, LLC or Otter Tail, with an annual expected production capacity of 60 mmgy for consideration totaling approximately $60.3 million, consisting of $6.1 million in cash and $54.2 million in debt. We are constructing 1.6 million bushels of additional grain storage capacity at the Otter Tail plant with completion expected in 2011. The operating results of Otter Tail have been included in the Company’s consolidated financial statements since March 24, 2011.

In June 2011, we acquired 2.0 million bushels of grain storage capacity located in Hopkins, Missouri. The grain elevator is located approximately 45 miles from our Shenandoah, Iowa ethanol plant. The operating results of this grain elevator have been included in the Company’s consolidated financial statements since June 3, 2011. Combining this acquisition with our existing storage capacity and expansions of our Iowa and Tennessee grain assets, we will have 36.1 million bushels of grain storage capacity within our agribusiness segment by the fall 2011 harvest.

Since January 2009, we have held a 51% ownership interest in Blendstar, LLC, which operates nine blending and terminaling facilities with approximately 495 mmgy of total throughput capacity in seven states in the south central U.S. On July 19, 2011, we acquired the remaining 49% of Blendstar from the minority holders. Blendstar’s operations are included in the marketing and distribution segment.

Critical Accounting Policies and Estimates

This disclosure is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, property and equipment, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. See further discussion of our critical accounting policies and estimates, as well as significant accounting policies, in our annual report on Form 10-K for the year ended December 31, 2010, as amended.

Recent Accounting Pronouncements

Effective January 1, 2011, we adopted the second phase of the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures, which requires us to disclose information in the reconciliation of recurring Level 3 measurements regarding purchases, sales, issuances and settlements on a gross basis, with a separate reconciliation for assets and liabilities. We did not experience an impact from the additional disclosure requirements.

Effective January 1, 2012, we will be required to adopt the third phase of amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures. The purpose of the amendment is to achieve common fair value measurement and disclosure requirements by improving comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and those prepared in conformity with International Financial Reporting Standards, or IFRS. The amended guidance clarifies the application of existing fair value measurement requirements and requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. We currently would not be impacted by the additional disclosure requirements as we do not have any recurring Level 3 measurements.

Effective January 1, 2012, we will be required to adopt the amended guidance in ASC Topic 220, Comprehensive Income. This accounting standards update, which helps to facilitate the convergence of GAAP and IFRS, is aimed at increasing the prominence of other comprehensive income in the financial statement by eliminating the option to present other comprehensive income in the statement of stockholders’ equity, and rather requiring comprehensive income to be reported in either a single continuous statement or in two separate but consecutive statements reporting net income and other comprehensive income. We have determined that the changes to the accounting standards will affect the presentation of consolidated financial information but will not have a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Components of Revenues and Expenses

Revenues. In our ethanol production segment, our revenues are derived primarily from the sale of ethanol and distillers grains, which are co-products of the ethanol production process. In our corn oil production segment, revenues result from the sale of corn oil produced at our ethanol plants. In our agribusiness segment, the sale of grain, fertilizer and petroleum products are our primary sources of revenue. In our marketing and distribution segment, the sale of ethanol, distillers grains and corn oil that we market for our nine ethanol plants and the sale of ethanol we market for the ethanol plants owned by third parties represent our primary sources of revenue. Revenues also include net gains or losses from derivatives related to ethanol, distillers grains and corn oil.

Cost of Goods Sold. Cost of goods sold in our ethanol production segment includes costs for direct labor, materials and certain plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of our ethanol plants. Plant overhead costs primarily consist of plant utilities, plant depreciation and outbound freight charges. Our cost of goods sold is mainly affected by the cost of ethanol, corn, natural gas and transportation. In this segment, corn is our most significant raw material cost. We purchase natural gas to power steam generation in our ethanol production process and to dry our distillers grains. Natural gas represents our second largest cost in this business segment. Cost of goods sold also includes net gains or losses from derivatives related to corn and natural gas.

Cost of goods sold in our corn oil production segment includes costs for direct materials, certain plant overhead costs and amounts reimbursed to the ethanol production segment for the reduction in distillers grains produced. Costs of corn oil production have become more significant as we have implemented corn oil extraction technology at eight of our nine ethanol plants.

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

In our marketing and distribution segment, purchases of ethanol, distillers grains and corn oil represent the largest components of cost of goods sold. Transportation expenses are also a major component of our cost of goods sold in this segment. Transportation expense includes rail car leases, freight and shipping of our ethanol and co-products, as well as costs incurred in storing ethanol at destination terminals.

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

Results of Operations

Segment Results

Our operations fall within the following four segments: (1) production of ethanol and related distillers grains, collectively referred to as ethanol production, (2) corn oil production, (3) grain warehousing and marketing, as well as sales and related services of agronomy and petroleum products, collectively referred to as agribusiness, and (4) marketing and distribution of Company-produced and third-party ethanol, distillers grains and corn oil, collectively referred to as marketing and distribution. Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities. When our management evaluates segment performance, they review the information provided below, as well as segment earnings before interest, income taxes, noncontrolling interest, depreciation and amortization.

In the second quarter of 2011, we redefined our operating segments to include corn oil production as a reportable segment. Corn oil production, which we initiated in October 2010, was previously reported as a component of our marketing and distribution segment. We added the corn oil production segment to reflect the manner by which our executive management currently manages, allocates resources to, and measures the performance of our businesses. Prior period segment results have been reclassified to reflect this change.

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

The table below reflects selected operating segment financial information for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Ethanol production	$543,425	$240,550	$1,011,122	$490,603
Corn oil production	10,520	—	14,842	—
Agribusiness	125,535	62,565	239,579	104,846
Marketing and distribution	759,495	397,226	1,471,877	785,322
Intersegment eliminations	(577,582)	(246,982)	(1,063,874)	(500,938)

	$861,393	$453,359	$1,673,546	$879,833

Gross profit:
Ethanol production	$15,605	$18,443	$38,812	$50,202
Corn oil production	6,366	—	8,456	—
Agribusiness	6,133	5,675	12,075	8,444
Marketing and distribution	5,565	5,223	12,226	9,404
Intersegment eliminations	1,410	1,331	959	96

	$35,079	$30,672	$72,528	$68,146

Operating income:
Ethanol production	$11,593	$15,763	$31,020	$44,951
Corn oil production	6,339	—	8,408	—
Agribusiness	758	984	1,652	454
Marketing and distribution	2,493	2,390	5,119	3,731
Intersegment eliminations	1,419	1,331	984	96
Corporate activities	(4,997)	(3,393)	(9,760)	(7,652)

	$17,605	$17,075	$37,423	$41,580

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Consolidated Results

Revenues increased $408.0 million for the three months ended June 30, 2011 compared to the same period in 2010 as a result of acquired operations and increases in commodity prices. We acquired agribusiness operations in western Tennessee in April 2010, and our Lakota and Riga ethanol plants in October 2010. Also, in March 2011, we acquired our Otter Tail ethanol plant. Despite the significant increase in revenue, gross profit yielded a marginal increase when comparing the three months ended June 30, 2011 with the three months ended June 30, 2010, which resulted in a decrease in profit margin. This was due primarily to an increase in cost of goods sold as a result of higher corn prices and greater variability of commodity prices overall. Operating income increased $0.5 million in the three months ended June 30, 2011 compared to the same period in 2010. In addition to the higher cost of goods sold, selling, general and administrative expenses were $3.9 million higher for the three months ended June 30, 2011 compared to the same period in 2010 due to the expanded scope of our operations.

In addition to the factors listed above, income before taxes was also affected by an increase in interest expense of $3.6 million due to debt issued to finance the acquisitions and the $90.0 million convertible debt issued in November 2010. Income tax expense of $2.8 million and $2.5 million for the three-month periods ended June 30, 2011 and 2010, respectively, was favorably impacted by the release of a portion of valuation allowances against certain deferred tax assets, established in prior years due to the uncertainty of realization.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Three Months Ended June 30,
	2011	2010
Ethanol sold
(thousands of gallons)	183,925	130,103
Distillers grains sold
(thousands of equivalent dried tons)	514	373
Corn consumed
(thousands of bushels)	64,804	46,424

Revenues for the ethanol production segment increased $302.9 million for the three months ended June 30, 2011 compared to the same period in 2010. Revenues for the three months ended June 30, 2011, included production from our Lakota and Riga ethanol plants which were acquired in October 2010 as well as production from our Otter Tail ethanol plant, which was acquired in March 2011. The Lakota, Riga and Otter Tail plants contributed $154.9 million in combined revenues for the three months ended June 30, 2011. The remaining increase in revenues was due to increased volume from production efficiencies at our other ethanol plants compounded by increases in ethanol and distillers grains prices.

Cost of goods sold in the ethanol production segment increased $305.7 million for the three months ended June 30, 2011 compared to the same period in 2010. The increase was due primarily to the consumption of 18.4 million additional bushels of corn and a 95.9% increase in the average cost per bushel during the second quarter of 2011 compared to the same period in 2010. The volume increase was due to a full quarter of production at our Lakota, Riga and Otter Tail plants. Gross profit for the ethanol production segment decreased by $2.8 million for the three months ended June 30, 2011 compared to the same period in 2010 due to the factors listed above.

Operating income for the segment decreased by $4.2 million for the three months ended June 30, 2011 compared to the same period in 2010 due in large part to the factors discussed above and the increase in depreciation expense. Depreciation expense for the ethanol production segment was $10.4 million during the three months ended June 30, 2011 compared to $7.8 million during the same period in 2010.

Corn Oil Production Segment

We initiated corn oil production in the fourth quarter of 2010. By June 30, 2011, we had deployed corn oil extraction technology at eight of our nine ethanol plants with plans to implement the technology at our recently-acquired Otter Tail plant by the end of third quarter of 2011. During the three months ended June 30, 2011, we produced 21.5 million pounds of corn oil.

Agribusiness Segment

The table below presents key operating data within our agribusiness segment for the periods indicated:

	Three Months Ended June 30
	2011	2010
Grain sold
(thousands of bushels)	14,021	10,600
Fertilizer sold
(tons)	34,902	32,400

Our agribusiness segment had an increase of $63.0 million in revenues, an increase of $0.5 million in gross profit, and a decrease in operating income of $0.2 million for the three months ended June 30, 2011 compared to the same period in 2010. Revenue and gross profit increased primarily due to additional volumes from our agribusiness locations in Iowa and the agribusiness operations acquired in western Tennessee in April 2010. The total grain sold was 14.0 million bushels for the three months ended June 30, 2011 compared to 10.6 million bushels sold during the same period in 2010. The agribusiness segment sold 35 thousand tons of fertilizer for the three months ended June 30, 2011, up from 32 thousand tons in the three months ended June 30, 2010. The decrease in operating income is due to increases in selling, general and administrative expenses due to the expanded scope of our operations. The agribusiness segment’s quarterly performance fluctuates on a seasonal basis with generally stronger results expected in the second and fourth quarters each year. In the second quarter of 2011, despite the increase in volumes, the results from our agribusiness segment were not as strong as anticipated due to compressed fertilizer margins compared to the second quarter of 2010.

Marketing and Distribution Segment

Marketing and distribution revenues increased $362.3 million for the three months ended June 30, 2011 compared to the same period in 2010. The increase in revenues was primarily due to an increase in ethanol revenues of $314.1 million and an increase in distillers grains revenues of $37.8 million. The remainder of the increase in revenue is attributable to sales of corn oil, produced by our corn oil production segment. We sold 256.1 million gallons of ethanol within the marketing and distribution segment during the quarter ended June 30, 2011 compared to 227.9 million gallons sold during the same period in 2010 and experienced an increase in revenue per gallon of ethanol. The increase in ethanol volumes is due to the expanded production of our own plants as a result of efficiency improvements and a full quarter of operations from the Lakota, Riga and Otter Tail plants partially offset by a decrease in marketing and distribution for third-party ethanol producers of 25.6 million gallons.

Gross profit and operating income for the marketing and distribution segment increased $0.3 million and $0.1 million, respectively, for the three months ended June 30, 2011 compared to the same period in 2010. The increases in gross profit and operating income were due primarily to increased ethanol and distillers grains prices and volumes sold and the production of corn oil. During the quarter ended June 30, 2011, we sold 21.5 million pounds of corn oil.

Intersegment Eliminations

Intersegment eliminations of revenues increased $330.6 million for the three months ended June 30, 2011 compared to the same period in 2010 due to a $261.7 million increase in ethanol and a $30.8 million increase in distillers grains sold from our ethanol production segment to our marketing and distribution segment, as well as a $28.3 million increase in corn sold from our agribusiness segment to our ethanol production segment. These increases are a result of the expanded scope of our operations and higher commodity prices. The remainder of the increase is due to the addition of corn oil production which generated intersegment revenues of $10.5 million for the three months ended June 30, 2011. Corn oil is produced within the corn oil production segment and is sold to the marketing and distribution segment for marketing to third parties.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $1.6 million for the three months ended June 30, 2011 compared to the same period in 2010, primarily due to an increase in general and administrative expenses and personnel costs related to expanded operations.

Income Taxes

We record income tax expense during interim periods based on our best estimate of the annual effective tax rate. Income tax expense for the three months ended June 30, 2011 and 2010 was $2.8 million and $2.5 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 36% and 22% for the second quarter of 2011 and 2010, respectively. The effective tax rates for each period reflect the release of a portion of valuation allowances provided against certain of our deferred tax assets, primarily federal and state net operating losses and tax credits.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Consolidated Results

Revenues increased $793.7 million for the six months ended June 30, 2011 compared to the same period in 2010 as a result of acquired operations and changes in commodity prices. We acquired agribusiness operations in western Tennessee in April 2010, and our Lakota and Riga ethanol plants in October 2010. Also, in the first quarter of 2011, we acquired an ethanol plant with an annual expected production capacity of 60 mmgy. Despite the significant increase in revenue, gross profit yielded a marginal increase of $4.4 million when comparing the six months ended June 30, 2011 with the six months ended June 30, 2010 which resulted in a decrease in profit margin. This was due primarily to an increase in cost of goods sold as a result of higher corn prices and greater variability of commodity prices overall. Operating income decreased $4.2 million in the six months ended June 30, 2011 compared to the same period in 2010. In addition to the higher cost of goods sold, selling, general and administrative expenses were $8.5 million higher for the six months ended June 30, 2011 compared to the same period in 2010 due to the expanded scope of our operations.

In addition to the factors listed above, income before taxes was also affected by an increase in interest expense of $6.5 million due to debt issued to finance the acquisitions and the $90.0 million convertible debt issued in November 2010. Income tax expense of $7.2 million and $6.9 million for the six months ended June 30, 2011 and 2010, respectively, was favorably impacted by the release of a portion of valuation allowances against certain deferred tax assets, established in prior years due to the uncertainty of realization.

The following discussion of segment results provides greater detail on period to period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Six Months Ended June 30,
	2011	2010
Ethanol sold
(thousands of gallons)	356,019	253,858
Distillers grains sold
(thousands of equivalent dried tons)	1,001	729
Corn consumed
(thousands of bushels)	125,175	91,059

Revenues for the ethanol production segment increased $520.5 million for the six months ended June 30, 2011 compared to the same period in 2010. Revenues for the six months ended June 30, 2011, included production from our Lakota and Riga ethanol plants which were acquired in October 2010 as well as production from our Otter Tail ethanol plant, which was acquired in late March 2011. The Lakota and Riga plants contributed $220.5 million in combined revenues for the six months ended June 30, 2011 and the Otter Tail plant contributed revenues of $44.1. The remaining increase in revenues was due to increased volume from production efficiencies at our other ethanol plants compounded by increases in ethanol and distillers grains prices.

Cost of goods sold in the ethanol production segment increased $531.9 million for the six months ended June 30, 2011 compared to the same period in 2010. The increase was due primarily to the consumption of 34.1 million additional bushels of corn and an 84.3% increase in the average cost per bushel during the first half of 2011 compared to the same period in

2010. The volume increase was due to two full quarters of production at our Lakota and Riga plants and one quarter of production at our Otter Tail plant. Gross profit for the ethanol production segment decreased by $11.4 million for the six months ended June 30, 2011 compared to the same period in 2010 due to the factors listed above.

Operating income for the segment, decreased $13.9 million for the six months ended June 30, 2011 compared to the same period in 2010 due in large part to the factors discussed above. In addition, depreciation expense for the ethanol production segment was $21.0 million during the six months ended June 30, 2011 compared to $15.3 million during the same period in 2010.

Corn Oil Production Segment

We initiated corn oil production in the fourth quarter of 2010. By June 30, 2011, we had deployed corn oil extraction technology at eight of our nine ethanol plants with plans to implement the technology at our recently-acquired Otter Tail plant by the end of the third quarter of 2011. During the six months ended June 30, 2011, we produced 31.6 million pounds of corn oil.

Agribusiness Segment

The table below presents key operating data within our agribusiness segment for the periods indicated:

	Six Months Ended June 30
	2011	2010
Grain sold
(thousands of bushels)	27,975	18,400
Fertilizer sold
(tons)	38,010	32,526

Our agribusiness segment had an increase of $134.7 million in revenues, an increase of $3.6 million in gross profit, and an increased operating income of $1.2 million for the six months ended June 30, 2011 compared to the same period in 2010. Revenue, gross profit and operating income increased primarily due to additional volumes from agribusiness locations in Iowa and the agribusiness operations acquired in western Tennessee in April 2010. Total grain sold was 28.0 million bushels for the six months ended June 30, 2011 compared to 18.4 million bushels sold during the same period in 2010. We sold 38 thousand tons of fertilizer for the six months ended June 30, 2011, up from 33 thousand tons in the six months ended June 30, 2010. The Tennessee agribusiness operations contributed $86.6 million in revenue for the six months ended June 30, 2011 compared with $12.5 million included in our operations for the six months ended June 30, 2010. The agribusiness segment’s quarterly performance fluctuates on a seasonal basis with generally stronger results expected in the second and fourth quarters each year. In the first six months of 2011, despite the increase in volumes, the results from our agribusiness segment were not as strong as anticipated due to compressed fertilizer margins compared to the first six months of 2010.

Marketing and Distribution Segment

Marketing and distribution revenues increased $686.6 million for the six months ended June 30, 2011 compared to the same period in 2010. The increase in revenues was primarily due to an increase in ethanol revenues of $609.5 million and an increase in distillers grains revenues of $63.9 million. The remainder of the increase in revenue is attributable to sales of corn oil, which we began producing in October 2010. We sold 533.6 million gallons of ethanol within the marketing and distribution segment during the six months ended June 30, 2011 compared to 428.9 million gallons sold during the same period in 2010 and experienced an increase in revenue per gallon of ethanol. The increase in ethanol volumes is due to the expanded production of our own plants as a result of efficiency improvements and additional capacity from recently acquired operations including two quarters of operations from our Lakota and Riga plants and one quarter of operations from our Otter Tail plant. Marketing and distribution volumes from third-party ethanol producers were consistent when comparing the six months ended June 30, 2011 to the same period in 2010.

Gross profit and operating income for the marketing and distribution segment increased $2.8 million and $1.4 million, respectively, for the six months ended June 30, 2011 compared to the same period in 2010. The increases in gross profit and operating income were due primarily to increased ethanol and distillers grains prices and volumes sold and the production of corn oil. During the first half of 2011, we sold 31.6 million pounds of corn oil.

Intersegment Eliminations

Intersegment eliminations of revenues increased $562.9 million for the six months ended June 30, 2011 compared to the same period in 2010 due to a $438.5 million increase in ethanol and a $51.9 million increase in distillers grains sold from our ethanol production segment to our marketing and distribution segment, as well as a $60.3 million increase in corn sold from our agribusiness segment to our ethanol production segment. These increases are a result of the expanded scope of our operations and higher commodity prices. The remainder of the increase is due to the addition of corn oil production, which generated intersegment revenues of $13.8 million for the six months ended June 30, 2011. Corn oil is produced by the corn oil production segment and is sold to the marketing and distribution segment for marketing to third parties.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $2.1 million for the six months ended June 30, 2011 compared to the same period in 2010, primarily due to an increase in general and administrative expenses and personnel costs related to expanded operations.

Income Taxes

We record income tax expense during interim periods based on our best estimate of the annual effective tax rate. Income tax expense for the six-month periods ended June 30, 2011 and 2010 was $7.2 million and $6.9 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 36% and 22% for the first half of 2011 and 2010, respectively. The effective tax rates for each period reflect the release of a portion of valuation allowances provided against certain of our deferred tax assets, primarily federal and state net operating losses and tax credits.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to Green Plains	$4,982	$8,684	$12,722	$24,260
Net income (loss) attributable to noncontrolling interests	37	204	(172)	114
Interest expense	9,255	5,659	16,811	10,315
Income taxes	2,852	2,517	7,212	6,907
Depreciation and amortization	12,646	9,222	25,225	17,873

EBITDA	$29,772	$26,286	$61,798	$59,469

Liquidity and Capital Resources

On June 30, 2011, we had $164.2 million in cash and equivalents, comprised of $67.1 million held at our parent company and the remainder at our subsidiaries. We also had up to an additional $89.9 million available at our subsidiaries under our revolving credit agreements, subject to borrowing base restrictions or other specified lending conditions at June 30, 2011. Funds held at our subsidiaries are generally required for their ongoing operational needs. Further, distributions from our subsidiaries are restricted pursuant to these loan agreements. At June 30, 2011, there were approximately $501.1 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries. We incurred capital expenditures of $27.0 million in the first half of 2011 primarily for the installation of corn oil extraction facilities and grain storage expansions. Capital spending for the remainder of 2011 is expected to be approximately $14.1 million, including completion of grain storage expansion at our Otter Tail ethanol plant and at our agribusiness locations as well as installation of corn oil extraction technology at our Otter Tail ethanol plant. The remainder of our capital spending primarily relates to other recurring capital expenditures in the ordinary course of business. We believe available borrowings under our credit facilities and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.

Net cash used by operating activities was $19.6 million for the six months ended June 30, 2011. This was primarily a result of the reductions of accounts payable and accrued liabilities offset by the sale of grain inventories in our agribusiness segment and an increased investment in derivative financial instruments in our ethanol production segment. Many agricultural producers defer receipt of payment for their grain sales until after the end of the calendar year, which results in significant cash outflows for accounts payable in the first quarter. Net cash used by investing activities was $36.3 million for the six months ended June 30, 2011, primarily due to the acquisitions of our Otter Tail ethanol plant and the additional grain storage under construction and purchases of property and equipment. Net cash used by financing activities was $40.9 million for the six months ended June 30, 2011 due to the repayment of debt. Green Plains Trade and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid resulting in significant cash movements that are reflected on a gross basis within financing activities. In addition, we made scheduled principal payments and $13.1 million in free cash flow payments for a total of $35.3 million in debt reduction on our term debt facilities during the six months ended June 30, 2011.

Our business is highly impacted by commodity prices, including prices for corn, ethanol, distillers grains and natural gas. We attempt to reduce the market risk associated with fluctuations in commodity prices through the use of derivative financial instruments. Sudden changes in commodity prices may require cash deposits with brokers, or margin calls. Depending on our open derivative positions, we may require significant liquidity with little advanced notice to meet margin calls. We continuously monitor our exposure to margin calls and believe that we will continue to maintain adequate liquidity to cover such margin calls from operating results and borrowings. Recent increases in grain and ethanol prices and our expanded grain handling capacity have led to more frequent and larger margin calls. Accordingly, in November 2010, we expanded Green Plains Grain’s short-term borrowing capacity under its revolving credit facilities from $65 million to $107 million. Amounts available under these revolving credit facilities decreased to $100 million on April 1, 2011. We intend to negotiate a new credit facility for Green Plains Grain prior to its maturity on November 1, 2011.

We are in compliance with our debt covenants at June 30, 2011. Based upon our current forecasts, we believe we will maintain compliance at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity for a subsidiary’s compliance. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results differ significantly from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

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

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term loan. At June 30, 2011, $51.5 million related to the term loan was outstanding, along with the entire revolving term loan. The term loan requires monthly principal payments of approximately $0.6 million. The loans mature on November 19, 2013.

The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term loan as well as a statused revolving credit supplement (revolver) of up to $11.0 million. At June 30, 2011, $49.0 million related to the term loan was outstanding, along with $30.5 million on the revolving term loan and $7.2 million on the revolver. The term loan requires monthly principal payments of $0.6 million which began in June 2011. The term loan and the revolving term loan mature on July 1, 2016 and the revolver matures on June 29, 2012 with an option to renew.

The Green Plains Holdings II loan is comprised of a $34.1 million amortizing term loan, a $42.6 million revolving term loan and a $15.0 million revolving line of credit loan. At June 30, 2011, $30.9 million was outstanding on the term loan, along with $38.4 million on the revolving term loan and $15.0 million on the revolving line of credit loan. The term loan requires quarterly principal payments of $1.5 million. The revolving term loan requires semi-annual principal payments of approximately $2.7 million. The amortizing term loan will mature on January 1, 2015. The revolving term loan will mature on April 1, 2016. The revolving line of credit will mature on April 30, 2013.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan and a revolving term loan of $37.4 million. At June 30, 2011, $30.5 million related to the term loan and $36.2 million on the revolving term loan was outstanding. The term loan requires quarterly principal payments of $2.4 million. The term loan matures on August 20, 2014 and the revolving term loan matures on September 1, 2018.

The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term loan as well as a statused revolving credit supplement (revolver) of up to $5.0 million. At June 30, 2011, $22.4 million related to the term loan was outstanding, $13.0 million on the revolving term loan, along with $2.5 million on the revolver. The term loan requires monthly principal payments of $0.3 million which began in June 2011. The term loan and the revolving term loan mature on July 1, 2016 and the revolver matures on June 29, 2012 with an option to renew.

The Green Plains Otter Tail loan is comprised of a $30.3 million amortizing term loan, a $4.7 million revolver and a $19.2 million note payable. At June 30, 2011, $29.6 million related to the term loan, $4.7 million on the revolver and $19.2 million on the note payable were outstanding. The term loan requires monthly principal and interest payments of $0.5 million which began on May 1, 2011 and the note payable requires monthly principal payments of $0.3 million beginning October 1, 2014. The term loan matures on September 1, 2018 and the revolver matures on March 23, 2012.

The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan and a $17.0 million revolving term loan. At June 30, 2011, $8.5 million related to the term loan was outstanding along with the entire $17.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.2 million. The term loan matures on May 20, 2014 and the revolving term loan matures on November 1, 2017.

The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term loan. At June 30, 2011, $23.5 million related to the term loan was outstanding, along with the entire $10.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.375 million. The term loan matures on July 20, 2015 and the revolving term loan matures on July 1, 2017.

Each term loan, except for the Green Plains Holdings II and Green Plains Otter Tail agreements, has a provision that requires us to make annual special payments equal to a percentage ranging from 50% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations. During the six months ended June 30, 2011, $13.1 million was paid under these requirements.

With certain exceptions, the revolving term loans are generally available for advances throughout the life of the commitment. Interest-only payments are due each month on all revolving term facilities until the final maturity date, with the exception of the Green Plains Obion loan, which requires additional semi-annual payments of $4.675 million beginning March 1, 2015.

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

Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the city of Bluffton, Indiana, of which $19.9 million remained outstanding at June 30, 2011. The revenue bond requires: semi-annual principal and interest payments of approximately $1.5 million during the period commencing on March 1, 2010 through March 1, 2019; and a final principal and interest payment of $3.745 million on September 1, 2019. The revenue bond bears interest at 7.50% per annum.

Agribusiness Segment

The Green Plains Grain loan, as amended on May 31, 2011, is comprised of a $20.0 million amortizing term loan, a $45.0 million revolving term loan, a $20.0 million seasonal revolver and a $35.0 million bulge seasonal revolver. The term loan expires on August 1, 2013 and the remainder of the bulge seasonal revolver, the revolving term loan and the seasonal revolver expire on November 1, 2011. Payments of $0.5 million under the term loan are due on the first business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term. The loans bear interest at three-month LIBOR plus 4.25% on the term loan, LIBOR plus 3.5% on the revolving term loan, and one-month LIBOR plus 3.75% on the seasonal revolver, all subject to an interest rate floor of 4.5%. Loan proceeds are used primarily for working capital purposes. At June 30, 2011, $18.0 million on the term loan and $49.2 million on the various revolving loans were outstanding. As security for the loans, the lender received a first-position lien on real estate, equipment, inventory, and accounts receivable owned by Green Plains Grain. We intend to negotiate a new credit facility for Green Plains Grain prior to its maturity on November 1, 2011.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility of up to $70.0 million, subject to a borrowing base of 85% of eligible receivables. At June 30, 2011, $37.8 million on the revolving credit facility was outstanding. The revolving credit facility expires on March 31, 2014 and bears interest at the lender’s commercial floating rate plus 2.5% or LIBOR plus 3.5%. As security for the loan, the lender received a first-position lien on accounts receivable, inventory and other collateral owned by Green Plains Trade.

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

Contractual Obligations

Our contractual obligations as of June 30, 2011 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$682,976	$158,819	$170,960	$189,034	$164,163
Interest and fees on debt obligations (2)	87,082	25,517	35,712	20,659	5,194
Operating lease obligations (3)	48,825	15,241	21,793	7,820	3,971
Deferred tax liabilities	35,470	—	—	—	35,470
Purchase obligations
Forward grain purchase contracts (4)	411,750	410,416	1,334	—	—
Other commodity purchase contracts (5)	63,831	63,831	—	—	—
Other	10,125	10,033	92	—	—

Total contractual obligations	$1,340,329	$683,857	$229,891	$217,513	$209,068

(1)	Includes current portion of long-term debt.
(2)	Interest amounts are calculated over the terms of the loans using current interest rates, assuming scheduled principle and interest amounts are paid pursuant to the debt agreements. Includes administrative and/or commitment fees on debt obligations.
(3)	Operating lease costs are primarily for railcars and office space.
(4)	Purchase contracts represent index-priced and fixed-price contracts. Index purchase contracts are valued at current quarter-end prices.
(5)	Includes fixed-price ethanol, dried distillers grains and natural gas purchase contracts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have $683.0 million outstanding in debt as of June 30, 2011, $477.5 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our net income by approximately $2.0 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We attempt to reduce the market risk associated with fluctuations in the price of corn, natural gas, distillers grains, corn oil and ethanol by employing a variety of risk management and economic hedging strategies. Strategies include the use of forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade and/or the New York Mercantile Exchange.

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally designated as normal purchases or normal sales contracts and are not recognized until quantities are delivered or utilized in production. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. During the six months ended June 30, 2011, revenues and cost of goods sold included net losses from derivative financial instruments of $22.4 million and $6.8 million respectively. To the extent the net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sales has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from June 30, 2011. This analysis includes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	740,000	Gallons	$75,723
Corn	265,000	Bushels	$69,655
Distillers grains	2,100	Tons(1)	$17,651
Natural gas	20,513	MMBTU(2)	$4,293

(1)	Distillers grains quantities are stated on an equivalent dried ton basis.
(2)	Millions of British Thermal Units

Corn Oil Production Segment

A sensitivity analysis has been prepared to estimate our corn oil production segment exposure to corn oil price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn oil output for a one-year period from June 30, 2011. This analysis includes the impact of risk management activities that result from our use of fixed-price sale contracts. Market risk at June 30, 2011, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $2.1 million.

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

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position, which is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices, is approximately $67 thousand at June 30, 2011. Market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $4 thousand.

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

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. In the second quarter of 2011, we implemented process and information system enhancements in our Iowa grain operations that are reported as part of the agribusiness segment. These process and information systems enhancements resulted in modifications to internal controls over the sales, customer service, inventory management and accounts payable processes related to grain handling. There were no other material changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our investors should consider the risks that could affect us and our business as set forth in Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2010, as amended. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should also consider the discussion of risks and the other information included in this quarterly report on Form 10-Q, including Cautionary Information Regarding Forward-Looking Information, which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following risk factor should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

We may fail to realize the anticipated benefits of our joint venture to commercialize algae production.

We have 35% ownership in a joint venture that is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities. The algae produced have the potential to be used for advanced bio-fuel production, high quality animal feed, or as biomass for energy production, but our current primary focus is on efficiently growing, and developing primary markets for, algae on a large scale. We believe this technology has specific applications with facilities, including ethanol plants that emit carbon dioxide. We may fail to realize the expected benefits of capturing carbon dioxide to grow and harvest algae as acceptable production rates, operating costs, capital requirements and product market prices may not be achieved.

The following risk factor, which modifies a previously-filed risk factor, should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

The ethanol industry is highly dependent on government usage mandates affecting ethanol production and favorable tax benefits for ethanol blending and any changes to such regulation could adversely affect the market for ethanol and our results of operations.

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The RFS mandate level for 2011 of 12.6 billion gallons approximates current domestic production levels. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the blender’s credit and the RFS. Any significant increase in production capacity beyond the RFS level might have an adverse impact on ethanol prices. Additionally, the RFS mandate with respect to ethanol derived from corn could be reduced or waived entirely. A reduction or waiver of the RFS mandate could adversely affect the prices of ethanol and our future performance.

The volumetric ethanol excise tax credit, or VEETC, is currently set to expire on December 31, 2011. Referred to as the blender’s credit, VEETC provides companies with a tax credit to blend ethanol with gasoline. The Food, Conservation and Energy Act of 2008, or the 2008 Farm Bill, amended the amount of tax credit provided under VEETC to 45 cents per gallon of pure ethanol and 38 cents per gallon for E85, a blended motor fuel containing 85% ethanol and 15% gasoline. On June 16, 2011, a legislative proposal to end the VEETC was passed by the U.S. Senate. It is not certain whether the proposal which would terminate VEETC early will be enacted, and whether it would occur through a stand-alone bill or by attachment to other legislation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares upon the vesting of restricted stock grants to satisfy payroll tax withholding obligations. The following table sets forth the shares that were surrendered by month during the second quarter of 2011.

Month	Total Number of Shares Withheld	Average Price Paid per Share

April	7,209	$12.29
May	8,750	$10.75
June	—	$—

Total	15,959	$11.45

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of Green Plains Renewable Energy, Inc., as amended

10.1	Second Amendment dated May 31, 2011 to Second Amended and Restated Credit Agreement dated April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, and First National Bank of Omaha

10.2	Third Amendment dated July 28, 2011 to Second Amended and Restated Credit Agreement dated April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, and First National Bank of Omaha

10.3	Fourth Amendment dated May 31, 2011 to Second Amended and Restated Credit Agreement dated April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, and First National Bank of Omaha

10.4	Fifth Amendment dated July 28, 2011 to Second Amended and Restated Credit Agreement dated April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, and First National Bank of Omaha

10.5	Second Amendment dated June 30, 2011 to the Credit Agreement dated July 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein

10.6	Third Amendment dated June 30, 2011 to the Credit Agreement dated July 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein

10.7	First Amendment dated June 30, 2011 to Credit Agreement dated July 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein

10.8	Second Amendment dated June 30, 2011 to Credit Agreement dated July 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein

10.9	Master Loan Agreement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA

10.10	Term Loan Supplement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA

10.11	Revolving Term Loan Supplement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA

10.12	Master Loan Agreement dated June 13, 2011 by and among Green Plains Obion LLC and Farm Credit Services of Mid-America, FLCA

10.13	Fifth Amendment dated March 11, 2011 to Forbearance Agreement and Consent to Sale of Certain Assets dated October 22, 2010 by and among Green Plains Holdings II and CoBank

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information from Green Plains Renewable Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) the Notes to Consolidated Financial Statements (tagged as blocks of text).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN PLAINS RENEWABLE ENERGY, INC. (Registrant)

Date: August 3, 2011	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2011	By:	/s/ Jerry L. Peters
Jerry L. Peters
Chief Financial Officer (Principal Financial Officer)