Form 10-Q
period 2011-09-30
Green Plains Renewable Energy, Inc.
filed 2011-11-01
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

Commission File Number 001-32924

GREEN PLAINS RENEWABLE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Iowa	84-1652107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Regency Parkway, Suite 400,

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

☐  Yes     ☒  No

The number of shares of common stock, par value $0.001 per share, outstanding as of October 31, 2011 was 32,904,882 shares.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$117,928	$233,205
Restricted cash	36,507	27,783
Accounts receivable, net of allowances of $243 and $121, respectively	121,108	89,170
Inventories	182,668	184,888
Prepaid expenses and other	11,393	7,222
Deferred income taxes	20,643	8,463
Deposits	9,982	11,091
Derivative financial instruments	56,642	44,864

Total current assets	556,871	606,686

Property and equipment, net of accumulated depreciation of $112,955 and $76,063, respectively	783,639	747,421
Investment in unconsolidated subsidiaries	3,661	2,768
Goodwill	40,877	23,125
Other assets	16,763	17,779

Total assets	$1,401,811	$1,397,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$138,961	$151,112
Accrued and other liabilities	34,433	27,742
Unearned revenue	10,274	22,581
Short-term notes payable and other borrowings	93,394	89,183
Current maturities of long-term debt	74,993	51,885

Total current liabilities	352,055	342,503

Long-term debt	509,806	527,900
Deferred income taxes	47,726	25,079
Other liabilities	4,887	4,655

Total liabilities	914,474	900,137

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 and 50,000,000 shares authorized; 36,414,508 and 35,793,501 shares issued, and 32.914,508 and 35,793,501 shares outstanding, respectively	36	36
Additional paid-in capital	439,708	431,289
Retained earnings	82,495	57,343
Accumulated other comprehensive loss	(6,951)	(420)
Treasury stock, 3,500,000 and 0 shares, respectively	(28,201)	—

Total Green Plains stockholders’ equity	487,087	488,248
Noncontrolling interests	250	9,394

Total stockholders’ equity	487,337	497,642

Total liabilities and stockholders’ equity	$1,401,811	$1,397,779

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$957,018	$496,149	$2,630,921	$1,376,499
Cost of goods sold	909,725	464,191	2,510,742	1,275,590

Gross profit	47,293	31,958	120,179	100,909
Selling, general and administrative expenses	18,248	15,016	53,350	41,580

Operating income	29,045	16,942	66,829	59,329

Other income (expense)
Interest income	59	97	222	223
Interest expense	(9,440)	(6,544)	(27,438)	(17,452)
Other, net	(284)	2	(470)	(321)

Total other expense	(9,665)	(6,445)	(27,686)	(17,550)

Income before income taxes	19,380	10,497	39,143	41,779
Income tax expense	6,979	3,082	14,191	9,989

Net income	12,401	7,415	24,952	31,790
Net (income) loss attributable to noncontrolling interests	28	(49)	200	(163)

Net income attributable to Green Plains	$12,429	$7,366	$25,152	$31,627

Earnings per share:
Income attributable to Green Plains stockholders - basic	$0.35	$0.23	$0.70	$1.06

Income attributable to Green Plains stockholders - diluted	$0.32	$0.23	$0.66	$1.05

Weighted average shares outstanding:
Basic	35,624	31,369	36,075	29,769

Diluted	42,151	31,584	42,611	30,080

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$24,952	$31,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,848	26,383
Amortization of debt issuance costs	1,703	983
Loss on sale or property and equipment	106	—
Deferred income taxes	10,467	9,959
Stock-based compensation expense	2,743	2,300
Undistributed equity in loss of affiliates	470	321
Allowance for doubtful accounts	122	5
Changes in operating assets and liabilities before effects of business combinations:
Accounts receivable	(31,949)	(16,566)
Inventories	7,210	(38,649)
Deposits	1,109	5,796
Derivative financial instruments	(16,543)	(27,723)
Prepaid expenses and other assets	(3,433)	2,699
Accounts payable and accrued liabilities	(5,994)	22,736
Unearned revenues	(12,307)	1,806
Other	444	(1,237)

Net cash provided by operating activities	15,948	20,603

Cash flows from investing activities:
Purchases of property and equipment	(35,526)	(11,862)
Investment in unconsolidated subsidiaries	(1,363)	(333)
Acquisition of businesses, net of cash acquired	(8,115)	(22,388)
Other	239	—

Net cash used by investing activities	(44,765)	(34,583)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	110,088	39,622
Payments of principal on long-term debt	(160,732)	(61,714)
Proceeds from short-term borrowings	2,640,404	1,401,152
Payments on short-term borrowings	(2,648,963)	(1,369,298)
Proceeds from issuance of common stock	—	79,732
Payments for repurchase of common stock	(14,201)	—
Acquisition of noncontrolling interest in Blendstar	(3,125)	—
Change in restricted cash	(8,724)	740
Payments of loan fees	(1,702)	(847)
Other	495	—

Net cash provided by (used in) financing activities	(86,460)	89,387

Net change in cash and cash equivalents	(115,277)	75,407
Cash and cash equivalents, beginning of period	233,205	89,779

Cash and cash equivalents, end of period	$117,928	$165,186

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2011	2010
Supplemental disclosures of cash flow:
Cash paid for income taxes	$955	$69

Cash paid for interest	$26,078	$19,629

Supplemental noncash investing and financing activities:
Assets acquired in acquisitions and mergers	$62,686	$28,213
Less: liabilities assumed	(54,571)	(5,825)

Net assets acquired	$8,115	$22,388

Short-term note payable issued to acquire treasury stock	$14,000	$—

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

Description of Business

Green Plains is North America’s fourth largest ethanol producer. The Company markets and distributes approximately one billion gallons of ethanol on an annual basis, including 740 million gallons per year, or mmgy, of expected production from its nine ethanol plants. The Company also markets corn oil and distillers grains produced at its ethanol plants. Additionally, the Company owns and operates grain handling and storage assets and provides complementary agronomy services to local grain producers through its agribusiness segment. The Company owns and operates nine blending and terminaling facilities with approximately 495 mmgy of total throughput capacity. The Company is a partner in a joint venture that was formed to commercialize advanced photo-bioreactor technologies for the growing and harvesting of algal biomass.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured.

For sales of ethanol, distillers grains and corn oil, revenue is recognized when title to the product and risk of loss transfer to an external customer. Revenues related to the Company’s marketing operations for third parties are recorded on a gross basis in the consolidated financial statements, as the Company takes title to the product and assumes risk of loss. Unearned revenue is reflected on the consolidated balance sheet for goods in transit for which the Company has received payment and title has not been transferred to the customer. Revenues from the Company’s ethanol transload and splash blending services are recognized as these services are rendered.

The Company routinely enters into fixed-price, physical-delivery ethanol sales agreements. In certain instances, the Company expects that the agreements will be settled in cash rather than by product delivery. These transactions are reported net as a component of revenues. Revenues also include related realized gains and losses on derivative financial instruments, ineffectiveness on cash flow hedges, and reclassifications of realized gains and losses on effective cash flow hedges from accumulated other comprehensive income (loss).

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

Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted the second phase of the amended guidance in Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, which requires the Company to disclose information in the reconciliation of recurring Level 3 measurements regarding purchases, sales, issuances and settlements on a gross basis, with a separate reconciliation for assets and liabilities. The Company did not experience an impact from the additional disclosure requirements.

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

Effective January 1, 2012, the Company will be required to adopt the amended guidance in ASC Topic 220, Comprehensive Income. This accounting standards update, which helps to facilitate the convergence of GAAP and IFRS, is aimed at increasing the prominence of other comprehensive income in the financial statements by eliminating the option to present other comprehensive income in the statement of stockholders’ equity, and rather requiring that net income and other comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements. The Company has determined that the changes to the accounting standards will affect the presentation of consolidated financial information but will not have a material effect on the Company’s financial position or results of operations.

Amended guidance in ASC Topic 350, Intangibles – Goodwill and Other is effective for the Company beginning January 1, 2012, although early adoption is permitted. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The Company has determined that the changes to the accounting standards will not impact its disclosure or reporting requirements.

2. ACQUISITIONS

Acquisition of Global Ethanol, LLC

In October 2010, the Company acquired Global Ethanol, LLC, or Global, which owned two operating ethanol plants with an expected combined annual production capacity of approximately 160 million gallons. The Company valued the transaction at approximately $174.2 million, including approximately $147.6 million for the ethanol production facilities and the balance in working capital. The value of the transaction includes the assumption of outstanding debt, which totaled approximately $97.7 million at that time. Upon closing, Global was renamed Green Plains Holdings II LLC, or Holdings II. At closing of the transaction, all outstanding units of Global were exchanged for aggregate consideration consisting of 4,386,027 shares of restricted Company common stock valued at $53.9 million, warrants to purchase 700,000 shares of restricted Company common stock, valued at $3.1 million and $19.5 million in cash. The warrants, recorded as a component of additional paid-in capital, are not transferable, except in certain limited circumstances, and are exercisable for a period of three years from the closing date at a price of $14.00. In conjunction with the transaction, Holdings II entered into an amendment to its existing credit agreement and the Company contributed $10.0 million of cash equity to Holdings II, $6.0 million of which was utilized to reduce outstanding debt. The operating results of Holdings II have been included in the Company’s consolidated financial statements since October 22, 2010.

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

Acquisition of Otter Tail

In March 2011, the Company acquired an ethanol plant with an expected annual production capacity of 60 mmgy and certain other assets near Fergus Falls, Minnesota from Otter Tail Ag Enterprises, LLC, or Otter Tail, for $59.7 million. Consideration included $19.2 million of indebtedness to MMCDC New Markets Fund II, LLC, valued at $18.8 million, and $35.0 million in financing from a group of nine lenders, led by AgStar Financial Services, with the remaining $5.9 million paid in cash. The operating results of Otter Tail have been included in the Company’s consolidated financial statements since March 24, 2011.

Amounts of identifiable assets acquired and liabilities assumed (in thousands)
Inventory	$4,986
Other current assets	738
Property and equipment, net	51,925

Current liabilities	(409)
Other	(138)

Total identifiable net assets	57,102

Goodwill	2,600

Purchase price	$59,702

During the third quarter of 2011, the purchase price allocation, including the values of net property and equipment, current liabilities, goodwill and assumed long-term debt, for the acquisition were finalized. There were not any significant changes made to the preliminary purchase price allocation. Goodwill related to the acquisition is tax deductible and results largely from economies of scale expected to be realized in the Company’s operations.

Consolidated pro forma revenue and operating income, had the acquisitions of the Global and Otter Tail ethanol plants occurred on January 1, 2010, would have been $2.7 billion and $67.0 million, respectively, for the nine months ended September 30, 2011; $1.0 billion and $29.0 million, respectively, for the three months ended September 30, 2011; $1.7 billion and $80.8 million, respectively, for the nine months ended September 30, 2010; and $0.6 billion and $23.1 million, respectively, for the three months ended September 30, 2010. This unaudited information is based on historical results of operations and is not necessarily indicative of the results that would have been achieved had the acquisitions occurred on such date.

Acquisition of Remaining Interest in Blendstar

In January 2009, the Company acquired a 51% ownership interest in Blendstar, LLC, which operates nine blending and terminaling facilities with approximately 495 mmgy of total throughput capacity in seven states in the south central U.S. On July 19, 2011, the Company acquired the remaining 49% of Blendstar from the noncontrolling holders. Blendstar’s operations are included in the marketing and distribution segment.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. On September 30, 2011, exchange-traded futures for corn were classified as a Level 2 measurement to reflect the price limit set by the exchange for that day.

The following tables set forth the Company’s assets and liabilities by level that were accounted for the periods indicated (in thousands):

	Fair Value Measurements at September 30, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets
Cash and cash equivalents	$117,928	$—	$—	$117,928
Restricted cash	38,707	—	—	38,707
Margin deposits	34,044	—	—	34,044
Inventories carried at market	—	47,553	—	47,553
Unrealized gains on derivatives	44,518	19,123	(41,043)	22,598

Total assets measured at fair value	$235,197	$66,676	$(41,043)	$260,830

Liabilities
Unrealized losses on derivatives	$885	$53,691	$(41,043)	$13,533
Inventory financing arrangements	$—	8,805	—	8,805

Total liabilities measured at fair value	$885	$62,496	$(41,043)	$22,338

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets
Cash and cash equivalents	$233,205	$—	$—	$233,205
Restricted cash	32,183	—	—	32,183
Margin deposits	43,394	—	—	43,394
Inventories carried at market	—	96,916	—	96,916
Unrealized gains on derivatives	3,303	30,663	(32,087)	1,879

Total assets measured at fair value	$312,085	$127,579	$(32,087)	$407,577

Liabilities
Unrealized losses on derivatives	$32,317	$2,569	$(32,087)	$2,799

Total liabilities measured at fair value	$32,317	$2,569	$(32,087)	$2,799

The Company believes the fair value of its debt approximates book value, which was $678.2 million and $669.0 million at September 30, 2011 and December 31, 2010, respectively. The Company also believes the fair value of its accounts receivable and accounts payable approximate book value, which were $121.1 million and $139.0 million, respectively, at September 30, 2011 and $89.2 million and $151.1 million, respectively, at December 31, 2010.

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

During the normal course of business, the Company enters into transactions between segments. Examples of these intersegment transactions include, but are not limited to, the ethanol production segment selling ethanol to the marketing and distribution segment, the corn oil production segment selling corn oil to the marketing and distribution segment and the agribusiness segment selling grain to the ethanol production segment. These intersegment activities are recorded by each segment at prices approximating market and treated as if they are third-party transactions. Consequently, these transactions impact segment performance. However, revenues and corresponding costs are eliminated in consolidation and do not impact the Company’s consolidated results.

The following are certain financial data for the Company’s operating segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Ethanol production
Revenue from external customers	$35,077	$11,168	$97,377	$43,298
Intersegment revenue	551,987	239,253	1,501,031	698,040

Total segment revenue	587,064	250,421	1,598,408	741,338
Corn oil production
Revenue from external customers	393	—	1,464	—
Intersegment revenue	15,115	—	28,886	—

Total segment revenue	15,508	—	30,350	—
Agribusiness
Revenue from external customers	95,065	65,309	233,959	128,610
Intersegment revenue	48,863	33,039	149,676	75,062

Total segment revenue	143,928	98,348	383,635	203,672
Marketing and distribution
Revenue from external customers	826,483	419,672	2,298,121	1,204,591
Intersegment revenue	98	99	375	227

Total segment revenue	826,581	419,771	2,298,496	1,204,818

Revenue including intersegment activity	1,573,081	768,540	4,310,889	2,149,828
Intersegment eliminations	(616,063)	(272,391)	(1,679,968)	(773,329)

Revenue as reported	$957,018	$496,149	$2,630,921	$1,376,499

	0,00,000	0,00,000	0,00,000	0,00,000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross profit:
Ethanol production	$24,846	$19,856	$63,880	$70,372
Corn oil production	9,642	—	18,098	—
Agribusiness	8,223	5,998	20,425	14,916
Marketing and distribution	5,069	6,227	17,332	15,646
Intersegment eliminations	(487)	(123)	444	(25)

	$47,293	$31,958	$120,179	$100,909

Operating income:
Ethanol production	$20,941	$17,215	$52,184	$62,480
Corn oil production	9,632	—	18,040	—
Agribusiness	2,151	421	3,934	1,313
Marketing and distribution	1,923	3,271	7,078	7,056
Intersegment eliminations	(481)	(123)	474	(26)
Corporate activities	(5,121)	(3,842)	(14,881)	(11,494)

	$29,045	$16,942	$66,829	$59,329

The following table sets forth revenues by product line for the periods indicated (in thousands):

	0,00,000	0,00,000	0,00,000	0,00,000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Ethanol	$732,061	$389,660	$2,050,683	$1,123,971
Corn oil	15,508	—	30,350	—
Distillers grains	109,168	39,434	302,393	115,535
Grain	84,416	57,559	189,403	93,086
Agronomy products	9,027	6,669	40,174	31,834
Other	6,838	2,827	17,918	12,073

Total revenues	$957,018	$496,149	$2,630,921	$1,376,499

The following are total assets for our operating segments for the periods indicated (in thousands):

	September 30, 2011	December 31, 2010
Total assets:
Ethanol production	$900,661	$850,049
Corn oil production	23,721	7,204
Agribusiness	165,716	239,595
Marketing and distribution	223,277	169,148
Corporate assets	111,537	142,666
Intersegement eliminations	(23,101)	(10,883)

	$1,401,811	$1,397,779

5. INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale, which is valued at market value. The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2011	2010
Finished goods	$59,704	$38,231
Grain held for sale	47,553	96,916
Raw materials	35,112	23,306
Petroleum & agronomy items held for sale	17,960	9,011
Work-in-process	13,180	9,408
Supplies and parts	9,159	8,016

	$182,668	$184,888

6. GOODWILL

Changes in the carrying amount of goodwill attributable to each business segment during the nine-month period ended September 30, 2011were as follows (in thousands):

	Ethanol Production	Marketing and Distribution	Total
Balance, December 31, 2010	$12,527	$10,598	$23,125
Adjustment to Global purchase price allocation	15,152	—	15,152
Acquisition of Otter Tail	2,600	—	2,600

Balance, September 30, 2011	$30,279	$10,598	$40,877

7. DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2011, the Company’s consolidated balance sheet reflects unrealized losses, net of tax, of $7.0 million in accumulated other comprehensive loss. The Company expects all of the deferred losses at September 30, 2011 will be reclassified into income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change.

Fair Values of Derivative Instruments

The following table provides information about the fair values of our derivative financial instruments and the line items in the consolidated balance sheets in which the fair values are reflected.

	Asset Derivatives				Liability Derivatives
Derivative Instruments	Fair Value at				Fair Value at
Consolidated Balance Sheet Location	September 30, 2011		December 31, 2010		September 30, 2011	December 31, 2010

Derivative financial instruments (1)	$22,598	(2)	$1,470	(3)	$—	$—
Financing costs and other	—		409		—	—
Accrued and other liabilities	—		—		13,157	2,570
Other liabilities	—		—		376	229

Total	$22,598		$1,879		$13,533	$2,799

(1)	Derivative financial instruments per the balance sheet include margin deposits of $34.0 million and $43.4 million at September 30, 2011 and December 31, 2010, respectively.
(2)	Balance at September 30, 2011, includes $15.4 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.
(3)	Balance at December 31, 2010, includes $477 thousand of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

Refer to Note 3—Fair Value Disclosures, which also contains fair value information related to derivative financial instruments.

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

Gains (Losses) on Derivative Instruments Not Designated in a Hedging Relationship	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Statements of Operations Location	2011	2010	2011	2010
Revenue	$1,535	$(114)	$617	$375
Cost of goods sold	(9,718)	(13,817)	(29,831)	(4,161)

Net decrease recognized in earnings	$(8,183)	$(13,931)	$(29,214)	$(3,786)

Locations of Gain (Loss) Due to Ineffectiveness of Cash Flow Hedges	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Statements of Operations Location	2011	2010	2011	2010
Revenue	340	$(35)	$320	$(35)
Cost of goods sold	(576)	114	(1,231)	123

Net decrease recognized in earnings	$(236)	$79	$(911)	$88

Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Statements of Operations Location	2011	2010	2011	2010
Revenue	(9,608)	$(377)	(31,097)	(377)
Cost of goods sold	(5,342)	(39)	8,649	(39)

Net increase (decrease) recognized in earnings	(14,950)	$(416)	(22,448)	(416)

Effective Portion of Cash Flow Hedges Recognized in Other Comprehensive Income (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Commodity Contracts	$(16,806)	$107	$(33,031)	$284

There were no gains or losses due to the discontinuance of cash flow hedge treatment during the nine months ended September 30, 2011.

The table below summarizes the volumes of open commodity derivative positions as of September 30, 2011 (in thousands):

	September 30, 2011
Derivative Instruments	Exchange Traded		Non-Exchange Traded
	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity
Futures	(16,498)				Bushels	Corn, Soybeans and Wheat
Futures	42,715	(3)			Bushels	Corn
Futures	(22,050)				Gallons	Ethanol
Futures	(143,304	)(3)			Gallons	Ethanol
Options	691				Bushels	Corn
Options	(2,796)				Gallons	Ethanol
Options	448				mmBTU	Natural Gas
Options	(840	)(4)			Pounds	Soybean Oil
Forwards			21,753	(8,174)	Bushels	Corn, Soybeans and Wheat
Forwards			11,768	(93,827)	Gallons	Ethanol
Forwards			40	(118)	Tons	Distillers Grains

(1)	Exchange traded futures and options are presented on a net long and (short) position basis.
Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis.
(3)	Futures used for cash flow hedges.
(4)	Soybean oil options are used to hedge corn oil.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Revenues and cost of goods sold under such contracts are summarized in the table below for the periods indicated (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$83,909	$8,792	$107,721	$22,912
Cost of goods sold	$82,703	$9,095	$105,502	$22,817

8. DEBT

The principal balances of the components of debt are as follows (in thousands):

	September 30,	December 31,
	2011	2010
Green Plains Bluffton:
$70.0 million term loan	$49,768	$56,000
$20.0 million revolving term loan	20,000	20,000
$22.0 million revenue bond	19,120	20,615
Green Plains Central City:
$55.0 million term loan	47,787	52,200
$30.5 million revolving term loan	28,645	30,500
$11.0 million revolver	10,094	6,239
Equipment financing loan	186	230
Green Plains Holdings II:
$34.1 million term loan	29,414	34,136
$42.6 million revolving term loan	38,359	42,214
$15.0 million revolver	15,000	15,000
Other	387	387
Green Plains Obion:
$60.0 million term loan	28,070	40,930
$37.4 million revolving term loan	36,200	36,200
Note payable	95	124
Equipment financing loan	482	591
Economic development grant	1,447	1,514
Green Plains Ord:
$25.0 million term loan	21,862	23,800
$13.0 million revolving term loan	12,151	13,000
$5.0 million revolver	3,349	2,500
Green Plains Otter Tail:
$30.3 million term loan	28,500	—
$4.7 million revolver	4,675	—
$19.2 million note payable	18,854	—
Capital lease payable	193	—
Green Plains Shenandoah:
$30.0 million term loan	7,268	13,368
$17.0 million revolving term loan	17,000	17,000
Economic development loan	—	45
Green Plains Superior:
$40.0 million term loan	22,125	26,250
$10.0 million revolving term loan	10,000	10,000
Equipment financing loan	172	219
Green Plains Grain:
$20.0 million term loan	17,500	19,000
$100.0 million revolving loans	9,421	68,004
Inventory financing arrangements	8,805	—
Equipment financing loans	429	915
Notes payable	2,000	3,288
Green Plains Trade:
$70.0 million revolving loan	61,169	21,179
Corporate:
$90.0 million convertible notes	90,000	90,000
Note payable to related party	14,000	—
Other	3,666	3,520

Total debt	678,193	668,968
Less: current portion of long-term debt	(74,993)	(51,885)
Less: short-term notes payble and other	(93,394)	(89,183)

Long-term debt	$509,806	$527,900

Ethanol Production Segment

•	Term Loans
o	Scheduled principal payments (plus interest) are as follows:

¡ Green Plains Bluffton	$0.6 million per month
¡ Green Plains Central City	$0.6 million per month
¡ Green Plains Holdings II	$1.5 million per quarter
¡ Green Plains Obion	$2.4 million per quarter
¡ Green Plains Ord	$0.3 million per month
¡ Green Plains Otter Tail	$0.5 million per month
¡ Green Plains Shenandoah	$1.2 million per quarter
¡ Green Plains Superior	$1.4 million per quarter

o	Final maturity dates (at the latest) are as follows:

¡ Green Plains Bluffton	November 19, 2013
¡ Green Plains Central City	July 1, 2016
¡ Green Plains Holdings II	January 1, 2015
¡ Green Plains Obion	August 20, 2014
¡ Green Plains Ord	July 1, 2016
¡ Green Plains Otter Tail	September 1, 2018
¡ Green Plains Shenandoah	May 20, 2014
¡ Green Plains Superior	July 20, 2015

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

o	Final maturity dates (at the latest) are as follows:

¡ Green Plains Bluffton	November 19, 2013
¡ Green Plains Central City	July 1, 2016
¡ Green Plains Holdings II	April 1, 2016
¡ Green Plains Obion	September 1, 2018
¡ Green Plains Ord	July 1, 2016
¡ Green Plains Otter Tail	March 23, 2012
¡ Green Plains Shenandoah	November 1, 2017
¡ Green Plains Superior	July 1, 2017

Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the City of Bluffton, Indiana. The revenue bond requires: (1) semi-annual principal and interest payments of approximately $1.5 million during the period commencing on March 1, 2010 through March 1, 2019, and (2) a final principal and interest payment of $3.745 million on September 1, 2019. At September 30, 2011, Green Plains Bluffton had $2.5 million of cash that was restricted as to use for payment towards the current maturity and interest of the revenue bond. Such cash is presented as restricted cash on the consolidated balance sheet.

Green Plains Holdings II, under its Amended and Restated Loan and Security Agreement, is required to maintain monthly working capital in an amount not less than ($2.5) million. As of July 31, 2011, the actual working capital was ($3.4) million. The identified covenant violation was waived by the lenders and the default did not affect other debt agreements of the Company. The Company believes that it will be able to comply with the covenant for the next twelve months and was in compliance at August 31, 2011 and September 30, 2011. The Company is in the process of amending the Amended and Restated Loan and Security Agreement and once finalized, anticipated in 2011, the Company expects to consistently maintain compliance with this covenant in the future.

During the nine months ended September 30, 2011, amendments were made to the Green Plains Bluffton, Green Plains Central City, Green Plains Holdings II, Green Plains Obion, Green Plains Ord, Green Plains Shenandoah and Green Plains Superior agreements. None of the amendments resulted in material changes to the agreements. All of the Company’s ethanol production subsidiaries were in compliance with their debt covenants as of September 30, 2011.

Agribusiness Segment

The Green Plains Grain loan, amended in May 2011, is comprised of a $20.0 million amortizing term loan, a $45.0 million revolving term loan, a $20.0 million seasonal revolver and a $42.0 million bulge seasonal revolver. Scheduled payments under the term loan of $0.5 million are due on the first business day of each calendar quarter, with any remaining amount payable at expiration on August 1, 2013. The bulge seasonal revolver was reduced from a $42.0 million facility to a $35.0 million facility on April 1, 2011 and matures on November 1, 2011. The revolving term loan and the seasonal revolver were to mature on November 1, 2011. However, in October 2011, Green Plains Grain entered into a new $30.0 million amortizing term loan and a new $195.0 million revolving credit facility that provide the Company’s agribusiness operations with additional working capital funding. Outstanding amounts under the prior $20.0 million term loan and the $100.0 million revolving facilities were repaid. As of September 30, 2011, Green Plains Grain was in compliance with all debt covenants.

On August 15, 2011, the Company entered into two short-term inventory financing arrangements with a financial institution. Under the terms of the financing agreements, the Company sold quantities of grain totaling $10.0 million, issued warehouse receipts to the financial institution and simultaneously entered into agreements to repurchase the grain in future periods. The agreements mature on January 11, 2012 and February 10, 2012. The Company has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory At September 30, 2011, grain inventory and the short-term note payable were valued at $8.8 million and were measured using Level 2 inputs.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility. Under the loan agreement, as amended in January 2011, the lender will loan up to $70.0 million, subject to a borrowing base equal to 85% of eligible receivables. At September 30, 2011, Green Plains Trade had $36.1 million cash that was restricted as to use for payment towards the loan agreement. Such cash is presented as restricted cash on the consolidated balance sheet. The amended revolving credit facility expires on March 31, 2014. As of September 30, 2011, Green Plains Trade was in compliance with all debt covenants.

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

In conjunction with the purchase of treasury stock on September 16, 2011, the Company signed a promissory note in the amount of $14.0 million to a subsidiary of NTR plc. The balance and interest charges, if any, are due on December 15, 2011.

Capitalized Interest

The Company had no capitalized interest during the quarterly and nine-month periods ended September 30, 2011 and 2010.

Restricted Net Assets

At September 30, 2011, there were approximately $527.2 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.

Other Information

For further information on the debt obligations of the Company, refer to Note 11, Long-Term Debt, in the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, as amended.

9. STOCK-BASED COMPENSATION

The Company has 2007 and 2009 Equity Incentive Plans which reserve a combined total of 3.5 million shares of common stock for issuance pursuant to the terms of the plans. The plans provide for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, non-vested stock and non-vested stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to equity awards in its financial statements over the requisite service period on a straight-line basis. All of the Company’s existing share-based compensation awards have been determined to be equity awards.

A summary of stock option activity for the nine months ended September 30, 2011 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	1,170,500	$15.42
Granted	—	—
Exercised	(14,999)	6.94		$73
Forfeited	(11,333)	10.74
Expired	(7,251)	17.41

Outstanding at September 30, 2011	1,136,917	$15.57	4.3	$1,310

Exercisable at September 30, 2011	939,084	$16.87	3.7	$960

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

The following table summarizes non-vested stock award and DSU activity for the nine months ended September 30, 2011:

	Weighted- Average Number of Non- vested Shares and DSU’s	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Vesting Term (in years)
Nonvested at December 31, 2010	371,486	$10.15
Granted	392,056	12.01
Forfeited	(2,500)	16.95
Vested	(236,507)	10.41

Nonvested at September 30, 2011	524,535	$11.39	1.9

Compensation costs expensed for share-based payment plans described above were approximately $0.9 million and $3.5 million during the three and nine months ended September 30, 2011. Compensation costs expensed for share-based payment plans described above were approximately $0.6 million and $2.3 million during the three and nine months ended September 30, 2010. At September 30, 2011, there were $4.9 million of unrecognized compensation costs from share-based compensation arrangements, which is related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 1.9 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 36% of these expense amounts.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income attributable to Green Plains	$12,429	$7,366	$25,152	$31,627
Weighted average shares outstanding - basic	35,624	31,369	36,075	29,769
Income attributable to Green Plains stockholders - basic	$0.35	$0.23	$0.70	$1.06

Net income attributable to Green Plains	$12,429	$7,366	$25,152	$31,627
Interest on convertible debt	1,294	—	3,881	—
Amortization of debt issuance costs related to convertible debt	151	—	447	—
Tax effect of interest on convertible debt	(520)	—	(1,558)	—

Net income attributable to Green Plains on an as-if-converted basis	$13,354	$7,366	$27,922	$31,627

Weighted average shares outstanding - basic	35,624	31,369	36,075	29,769
Effect of dilutive convertible debt	6,280	—	6,280	—
Effect of dilutive stock options	247	215	256	311

Total potential shares outstanding	42,151	31,584	42,611	30,080

Income attributable to Green Plains stockholders - diluted	$0.32	$0.23	$0.66	$1.05

Excluded from the computations of diluted EPS were stock-based compensation awards totaling 0.7 million and 0.9 million shares for the three and nine months ended September 30, 2011, respectively, and awards totaling 1.0 million and 0.7 million shares for the three and nine months ended September 30, 2010, respectively, because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the respective periods. As consideration for the Global acquisition, the Company issued warrants for 700,000 shares of its restricted stock at a price of $14.00 per share. The warrants are excluded from the computations of diluted EPS as the exercise price is greater than the average market price of the Company’s common stock for the three and nine months ended September 30, 2011.

11. COMPREHENSIVE INCOME

Comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income attributable to Green Plains	$12,429	$7,366	$25,152	$31,627
Unrealized gain (loss) on derivatives	(1,856)	523	(10,583)	700
Tax effect	683	—	4,052	—

Comprehensive income attributable to Green Plains	$11,256	$7,889	$18,621	$32,327

12. TREASURY STOCK

On September 9, 2011, the Company repurchased 3.5 million shares of common stock at a price of $8.00 per share from a subsidiary of NTR plc, which is a principal shareholder of the Company. The Company paid 50% of the amount at the time of repurchase. The remaining balance and interest charges, if any, are due on December 15, 2011. The payment obligation is recorded on the balance sheet as a short-term note payable and the repurchased shares are recorded at cost as treasury stock at September 30, 2011.

Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the accompanying consolidated balance sheets. When shares are reissued, the Company will use the weighted average cost method for determining the cost basis. The difference between the cost of the shares and the issuance price will be added or deducted from additional paid-in capital. The Company does not have a share repurchase program and does not intend to retire the repurchased shares.

13. STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accum. Other Comp. Loss	Treasury Stock		Total Green Plains Stockholders’ Equity	Non- controlling Interest	Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance, December 31, 2010	35,793	$36	$431,289	$57,343	$(420)	—	$—	$488,248	$9,394	$497,642
Net income (loss)	—	—	—	25,152	—	—	—	25,152	(200)	24,952
Unrealized loss on derivatives, net of tax	—	—	—	—	(6,531)	—	—	(6,531)	—	(6,531)

Total comprehensive income	—	—	—	—	—	—	—	18,621	(200)	18,421

Repurchase of common stock	—	—	—	—	—	3,500	(28,201)	(28,201)	—	(28,201)
Purchase of noncontrolling interest in Blendstar, net of tax	—	—	5,572	—	—	—	—	5,572	(8,944)	(3,372)
Stock-based compensation	607	—	2,743	—	—	—	— —	2,743	—	2,743
Stock options exercised	15	—	104	—	—	—	—	104	—	104

Balance, September 30, 2011	36,415	$36	$439,708	$82,495	$(6,951)	3,500	$(28,201)	$487,087	$250	$487,337

14. INCOME TAXES

The Company records income tax expense during interim periods based on its best estimate of the annual effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.

Income tax expense for the three and nine months ended September 30, 2011 was $7.0 million and $14.2 million, respectively. Income tax expense for the three and nine months ended September 30, 2010 was $3.1 million and $10.0 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 36% and 24% for the first nine months of 2011 and 2010, respectively. The effective tax rates for each of these periods reflect the release of a portion of valuation allowances provided against certain of the Company’s deferred tax assets, primarily federal and state net operating losses and tax credits due to anticipated income in future periods.

The Company’s unrecognized tax benefits at September 30, 2011 were $0.1 million, compared to $1.1 million at December 31, 2010. The decrease was recorded as a result of a settlement reached with tax authorities regarding the timing of certain deductions in prior tax returns. There was no change in the Company’s liabilities related to unrecognized tax benefits during the first nine months of 2010.

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

15. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $4.2 million and $11.8 million during the three and nine months ended September 30, 2011, respectively, and $6.8 million and $7.9 million during the three and nine months ended September 30, 2010, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2011 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2011	$4,568
2012	16,227
2013	14,284
2014	6,843
2015	5,575
Thereafter	7,740

Total	$55,237

Commodities

As of September 30, 2011, the Company had contracted for future grain deliveries valued at approximately $293.2 million, natural gas deliveries valued at approximately $20.8 million, ethanol product deliveries valued at approximately $31.7 million and distillers grains product deliveries valued at approximately $7.4 million.

Legal

In April 2011, Aventine Renewable Energy, Inc. filed a complaint in the United States Bankruptcy Court for the District of Delaware in connection with its Chapter 11 bankruptcy naming as defendants Green Plains Renewable Energy, Inc., Green Plains Obion LLC, Green Plains Bluffton LLC, Green Plains VBV LLC and Green Plains Trade Group LLC. This action alleges $24.4 million of damages from preferential transfers or, in the alternative, $28.4 million of damages from fraudulent transfers under an ethanol marketing agreement and an unspecified amount of damages for a continuing breach of a termination agreement related to rail cars. The Company is unable to predict the outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change as the matters proceed through their course. The Company intends to defend these claims vigorously.

16. RELATED PARTY TRANSACTIONS

Short-Term Note Payable

In September 2011, the Company repurchased 3.5 million shares from a subsidiary of NTR plc, which is a principal shareholder of the Company. The Company paid 50% of the repurchase amount at the time of repurchase, with the remaining balance to be repaid by December 15, 2011. At September 30, 2011, $14.0 million was outstanding on the related party note payable.

Sales and Financing Contracts

Three subsidiaries of the Company have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital is a member of our Board of Directors. A total of $0.6 million and $1.1 million were included in debt at September 30, 2011 and December 31, 2010, respectively, under these financing arrangements. Payments, including principal and interest, totaled $0.2 million and $0.5 million during the three and nine months ended September 30, 2011, respectively. Payments, including principal and interest, totaled $0.2 million and $0.5 million during the three and nine months ended September 30, 2010, respectively. The highest amount outstanding during the three months ended September 30, 2011 was $0.7 million, and the weighted average interest rate for all financing agreements with AXIS Capital was 7.3%.

The Company has entered into fixed-price ethanol purchase and sale agreements with Center Oil Company. Gary R. Parker, President and Chief Executive Officer of Center Oil, is a member of our Board of Directors. During the three and nine months ended September 30, 2011, cash receipts from Center Oil totaled $24.1 million and $89.4 million, respectively. Additional payments to Center Oil totaled $3.1 million and $5.2 million for the same periods, respectively, on these contracts. During the three and nine months ended September 30, 2010, cash receipts totaled $11.5 million and $55.4 million and payments totaled $0.7 million and $4.5 million, respectively, on these contracts. The Company had $1.8 million and $6.0 million included in accounts receivable from Center Oil at September 30, 2011 and December 31, 2010, respectively, $0.8 million in outstanding payables at September 30, 2011and no outstanding payables at December 31, 2010 under these purchase and sale agreements.

Aircraft Lease

The Company has entered into an agreement with Hoovestol Inc. for the lease of an aircraft. Wayne B. Hoovestol, President of Hoovestol Inc., is Chairman of our Board of Directors. The Company has agreed to pay $6,667 per month for use of up to 100 hours per year of the aircraft. Any flight time in excess of 100 hours per year will incur additional hourly-based charges. During the three and nine months ended September 30, 2011, payments related to this agreement totaled $33 thousand and $105 thousand, respectively. During the three and nine months ended September 30, 2010, payments related to this agreement totaled $25 thousand and $94 thousand, respectively. The Company did not have any outstanding receivables from Hoovestol Inc. and had an outstanding payable to Hoovestol Inc. of $3 thousand at September 30, 2011. The Company did not have any receivables from or payables to Hoovestol Inc. at December 31, 2010.

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

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2010, as amended, and in Item 1A of Part II of this Quarterly Report for the quarter ended September 30, 2011. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we compete, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation, expected corn oil recovery rates and operating expenses, risks related to closing and achieving anticipated results from acquisitions, and other risk factors detailed in our reports filed with the SEC. Actual results may differ from projected results due, but not limited, to unforeseen developments.

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

Overview

We were formed in June 2004, incurring development costs until our first two plants were completed. Our plant in Shenandoah, Iowa commenced operations in August 2007 and our plant in Superior, Iowa commenced operations in July 2008. To complement and enhance our ethanol production facilities, in April 2008, we acquired Great Lakes Cooperative, a full-service farm cooperative in northwestern Iowa and southwestern Minnesota. As a result of our October 2008 merger with VBV LLC, we acquired two additional ethanol plants, located in Bluffton, Indiana and Obion, Tennessee. Operations commenced at the Bluffton and Obion plants in September 2008 and November 2008, respectively. In January 2009, we acquired a majority interest in Blendstar, LLC, which operates blending and terminaling facilities in the south central U.S. In July 2009, we acquired two limited liability companies that owned ethanol plants in Central City and Ord, Nebraska. In April 2010, we acquired five grain elevators in western Tennessee. In October 2010, we acquired Global Ethanol, LLC, which had two operating ethanol plants. In March 2011, we acquired an ethanol plant near Fergus Falls, Minnesota, bringing our total expected ethanol production capacity to approximately 740 mmgy. In June 2011, Green Plains Grain Company acquired 2.0 million bushels of grain storage capacity located in Hopkins, Missouri, which is approximately 45 miles from our Shenandoah, Iowa ethanol plant. In July 2011, we acquired all noncontrolling interests in Blendstar.

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

Management reviews our operations in the following four separate operating segments:

•

Ethanol Production. At September 30, 2011, we operated a total of nine ethanol plants in Indiana, Iowa, Michigan, Minnesota, Nebraska and Tennessee, with approximately 740 mmgy of total ethanol production capacity. At capacity, these plants collectively will consume approximately 265 million bushels of corn and produce approximately 2.1 million tons of distillers grains annually.

•

Corn Oil Production. At September 30, 2011, we were operating corn oil extraction systems at all nine of our ethanol plants. We completed the installation of corn oil extraction technology at our recently-acquired Otter Tail ethanol plant during the third quarter of 2011. The corn oil systems are designed to extract non-edible corn oil from the whole stillage process immediately prior to production of distillers grains. Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides.

•

Agribusiness. We operate three lines of business within our agribusiness segment: bulk grain, agronomy and petroleum. In June 2011, we expanded our agribusiness operations by acquiring a grain elevator in Hopkins, Missouri with 2.0 million bushels of grain storage capacity. During the third quarter of 2011, we completed the construction of approximately 2.1 million and 1.0 million bushels of additional grain storage capacity at our Tennessee and Iowa grain elevators, respectively. In our bulk grain business, we own 14 grain elevators with approximately 37.2 million bushels of total storage capacity. We sell fertilizer and other agricultural inputs and provide application services to area producers, through our agronomy business. Additionally, we sell petroleum products including diesel, soydiesel, blended gasoline and propane, primarily to agricultural producers and consumers. We believe our bulk grain business provides synergies with our ethanol production segment as it supplies a portion of the feedstock for our ethanol plants.

•

Marketing and Distribution. Our in-house marketing business is responsible for the sale, marketing and distribution of all ethanol, distillers grains and corn oil produced at our nine ethanol plants. We also market and distribute ethanol for third-party ethanol producers. At September 30, 2011, expected production capacity of these third-party producers was approximately 260 mmgy. Additionally, we own Blendstar, LLC, which operates nine blending or terminaling facilities with approximately 495 mmgy of total throughput capacity in seven states in the south central United States.

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

We continue our support of the BioProcess Algae joint venture, which is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities. Construction of Phase II was completed and the Grower Harvesters™ bioreactors were successfully started up in January 2011. Phase II allows for verification of growth rates, energy balances and operating expenses, which are considered to be some of the key steps to commercialization. The cost of the Phase II project was shared by the joint venture partners. As part of the Phase II funding, we increased our ownership in BioProcess Algae to 35%. During the third quarter of 2011, BioProcess Algae constructed an outdoor Grower Harvester system next to our Shenandoah ethanol plant, which as of September 30, 2011 was successfully producing algae. BioProcess Algae successfully completed its first round of algae-based poultry feed trials, in conjunction with the University of Illinois. The algae strains produced by the Grower Harvester system for the feed trials demonstrated high energy and protein content that was readily available, similar to other high value feed products used in the feeding of poultry today. BioProcess Algae is planning to break ground on a five acre algae farm this fall at the same location. If we and BioProcess Algae determine that the venture can achieve the desired economic performance from the five acre farm, a build-out of 400 acres of Grower Harvester reactors near our Shenandoah ethanol plant will be considered. The cost of such a build-out is estimated at $40 million to $60 million and could take up to a year to complete. Funding for BioProcess Algae for such a project would come from a variety of sources including current partners, new equity investors, debt financing or a combination thereof. If a decision was made to replicate such a 400 acre algae farm at all of our ethanol plants, we estimate that the required investment could range from $300 million to $500 million. BioProcess Algae currently is exploring potential algae markets including animal feeds, nutraceuticals and biofuels.

In the third quarter of 2011, we repurchased 3.5 million shares of common stock at a price of $8.00 per share from a subsidiary of NTR plc. Prior to this transaction, this NTR subsidiary held approximately 11.2 million shares, or 30.8%, of our outstanding shares. We paid 50% of the repurchase amount on September 16, 2011. The remaining balance and interest charges, if any, are due on December 15, 2011. The repurchased shares are recorded at cost as treasury stock and resulted in a reduction of stockholders’ equity in the accompanying consolidated balance sheets. We do not have a share repurchase program and do not intend to retire the repurchased shares.

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

Legislation. Federal and state governments have enacted numerous policies, incentives and subsidies to encourage the usage of domestically-produced alternative fuels. Passed in 2007 as part of the Energy Independence and Security Act, a federal Renewable Fuels Standard, or RFS, has been and we expect will continue to be a driving factor in the growth of ethanol usage. The RFS Flexibility Act was introduced on October 5, 2011 to reduce or eliminate the volumes of renewable fuel use required by RFS based upon corn stocks-to-use ratios. We believe the RFS is a significant component of national energy policy that reduces dependence on foreign oil by the United States. As a result, we believe that the RFS Flexibility Act will not garner sufficient support to be enacted.

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

On June 16, 2011, a legislative proposal to end the volumetric ethanol tax credit, or VEETC (often referred to as the “blender’s credit”), was passed by the U.S. Senate. The blender’s credit, which is currently set to expire on December 31, 2011, allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. We expect the VEETC will be allowed to expire at December 31, 2011.

Merger and Acquisition Activity

In March 2011, we acquired an ethanol plant with an expected annual production capacity of 60 mmgy and certain other assets near Fergus Falls, Minnesota from Otter Tail Ag Enterprises, LLC, or Otter Tail, for consideration totaling $59.7 million, consisting of $5.9 million in cash and $54.2 million in debt, valued at $53.8 million. We are constructing additional grain storage capacity totaling 1.6 million bushels at the Otter Tail plant with completion expected in early 2012. The operating results of Otter Tail have been included in the Company’s consolidated financial statements since March 24, 2011.

In June 2011, we acquired 2.0 million bushels of grain storage capacity located in Hopkins, Missouri. The grain elevator is located approximately 45 miles from our Shenandoah, Iowa ethanol plant. The operating results of this grain elevator have been included in the Company’s consolidated financial statements since June 3, 2011.

In January 2009, we acquired a 51% ownership interest in Blendstar, LLC, which operates nine blending and terminaling facilities with approximately 495 mmgy of total throughput capacity in seven states in the south central U.S. On July 19, 2011, we acquired the remaining 49% of Blendstar from the noncontrolling holders.

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

Effective January 1, 2012, we will be required to adopt the amended guidance in ASC Topic 220, Comprehensive Income. This accounting standards update, which helps to facilitate the convergence of GAAP and IFRS, is aimed at increasing the prominence of other comprehensive income in the financial statements by eliminating the option to present other comprehensive income in the statement of stockholders’ equity, and rather requiring that net income and other comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements. We have determined that the changes to the accounting standards will affect the presentation of consolidated financial information but will not have a material effect on the Company’s financial position or results of operations.

Amended guidance in ASC Topic 350, Intangibles – Goodwill and Other, is effective for us beginning January 1, 2012, although early adoption is permitted. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. We have determined that the changes to the accounting standards will not impact our disclosure or reporting requirements.

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

Cost of Goods Sold. Cost of goods sold in our ethanol production segment includes costs for direct labor, materials and certain plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of our ethanol plants. Plant overhead costs primarily consist of plant utilities, plant depreciation and outbound freight charges. Our cost of goods sold in the ethanol production segment is mainly affected by the cost of corn, natural gas and transportation. In this segment, corn is our most significant raw material cost. We purchase natural gas to power steam generation in our ethanol production process and to dry our distillers grains. Natural gas represents our second largest cost in this business segment. Cost of goods sold also includes net gains or losses from derivatives related to corn and natural gas.

Cost of goods sold in our corn oil production segment includes costs for direct materials, certain plant overhead costs and amounts reimbursed to the ethanol production segment for the reduction in distillers grains produced. Costs of corn oil production have become more significant as we have implemented corn oil extraction technology at all of our ethanol plants.

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

Other Income (Expense). Other income (expense) includes interest earned, interest expense and other non-operating items.

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

During the normal course of business, our operating segments enter into transactions with one another. For example, our ethanol production segment sells ethanol to our marketing and distribution segment and our agribusiness segment sells grain to our ethanol production segment. These intersegment activities are recorded by each segment at prices approximating market and treated as if they are third-party transactions. Consequently, these transactions impact segment performance. However, intersegment revenues and corresponding costs are eliminated in consolidation and do not impact our consolidated results.

The table below reflects selected operating segment financial information for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Ethanol production
Revenue from external customers	$35,077	$11,168	$97,377	$43,298
Intersegment revenue	551,987	239,253	1,501,031	698,040

Total segment revenue	587,064	250,421	1,598,408	741,338
Corn oil production
Revenue from external customers	393	—	1,464	—
Intersegment revenue	15,115	—	28,886	—

Total segment revenue	15,508	—	30,350	—
Agribusiness
Revenue from external customers	95,065	65,309	233,959	128,610
Intersegment revenue	48,863	33,039	149,676	75,062

Total segment revenue	143,928	98,348	383,635	203,672
Marketing and distribution
Revenue from external customers	826,483	419,672	2,298,121	1,204,591
Intersegment revenue	98	99	375	227

Total segment revenue	826,581	419,771	2,298,496	1,204,818
Revenue including intersegment activity	1,573,081	768,540	4,310,889	2,149,828
Intersegment eliminations	(616,063)	(272,391)	(1,679,968)	(773,329)

Revenue as reported	$957,018	$496,149	$2,630,921	$1,376,499

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross profit:
Ethanol production	$24,846	$19,856	$63,880	$70,372
Corn oil production	9,642	—	18,098	—
Agribusiness	8,223	5,998	20,425	14,916
Marketing and distribution	5,069	6,227	17,332	15,646
Intersegment eliminations	(487)	(123)	444	(25)

	$47,293	$31,958	$120,179	$100,909

Operating income:
Ethanol production	$20,941	$17,215	$52,184	$62,480
Corn oil production	9,632	—	18,040	—
Agribusiness	2,151	421	3,934	1,313
Marketing and distribution	1,923	3,271	7,078	7,056
Intersegment eliminations	(481)	(123)	474	(26)
Corporate activities	(5,121)	(3,842)	(14,881)	(11,494)

	$29,045	$16,942	$66,829	$59,329

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Consolidated Results

Revenues increased $460.9 million for the three months ended September 30, 2011 compared to the same period in 2010 primarily as a result of acquired operations and increases in commodity prices. We acquired our Lakota and Riga ethanol plants in October 2010 and our Otter Tail ethanol plant in March 2011. Gross profit increased $15.3 million for the three months ended September 30, 2011 compared to the same period in 2010 primarily as a result of corn oil production and ethanol production. Ethanol production increased during the three months ended September 30, 2011 compared to the same period in 2010 while operating margins per gallon produced decreased. Operating income increased $12.1 million in the 2011 period compared to 2010 as a result of the acquired operations and corn oil production. Selling, general and administrative expenses were $3.2 million higher for the three months ended September 30, 2011 compared to the same period in 2010 due to the expanded scope of our operations.

Income before taxes was affected by the factors above offset partially by an increase in interest expense of $2.9 million due to debt issued to finance the acquisitions and the $90.0 million convertible notes issued in November 2010. Income tax expense of $7.0 million and $3.1 million for the three-month periods ended September 30, 2011 and 2010, respectively, was favorably impacted by the release of a portion of valuation allowances against certain deferred tax assets, established in prior years due to the uncertainty of realization.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Three Months Ended September 30,
	2011	2010
Ethanol sold (thousands of gallons)	184,619	128,924
Distillers grains sold (thousands of equivalent dried tons)	534	370
Corn consumed (thousands of bushels)	65,857	46,299

Revenues in the ethanol production segment increased by $336.6 million for the three months ended September 30, 2011 compared to the same period in 2010. Revenues for the three months ended September 30, 2011, included production from our Lakota and Riga ethanol plants, which were acquired in October 2010, as well as production from our Otter Tail ethanol plant, which was acquired in March 2011. The Lakota, Riga and Otter Tail plants contributed $169.2 million in combined revenues for the three months ended September 30, 2011. The remaining increase in revenues was due to increased volume from production efficiencies at our other ethanol plants and increases in ethanol and distillers grains prices.

Cost of goods sold in the ethanol production segment increased by $331.7 million for the three months ended September 30, 2011 compared to the same period in 2010. The increase was due primarily to the consumption of 19.6 million additional bushels of corn and an 80.0% increase in the average cost per bushel during the three months ended September 30, 2011 compared to the same period in 2010. The volume increase was due to the additional production from our Lakota, Riga and Otter Tail plants. Gross profit for the ethanol production segment increased by $5.0 million for the three months ended September 30, 2011 compared to the same period in 2010 due to the factors listed above.

Operating income in the ethanol production segment increased by $3.7 million for the three months ended September 30, 2011 compared to the same period in 2010 due in large part to the factors discussed above, partially offset by increased depreciation expense and lower operating margins per gallon in the current quarterly period. Depreciation and amortization expense for the ethanol production segment was $11.0 million during the three months ended September 30, 2011 compared to $7.8 million during the same period in 2010.

Corn Oil Production Segment

We initiated corn oil production in the fourth quarter of 2010. By September 30, 2011, we had deployed corn oil extraction technology at all nine of our ethanol plants with the last implementation at our recently-acquired Otter Tail plant completed during the third quarter. During the three months ended September 30, 2011, we sold 32.7 million pounds of corn oil.

Agribusiness Segment

The table below presents key operating data within our agribusiness segment for the periods indicated:

	Three Months Ended September 30,
	2011	2010
Grain sold (thousands of bushels)	24,320	18,966
Fertilizer sold (tons)	790	385

Our agribusiness segment had an increase of $45.6 million in revenues, an increase of $2.2 million in gross profit, and an increase in operating income of $1.7 million for the three months ended September 30, 2011 compared to the same period in 2010. Revenue and gross profit increased primarily due to additional volumes of grain and fertilizer sold and increases in average grain commodity prices. Total grain sold increased by 5.4 million bushels and total fertilizer sold increased by 405 tons between the two periods. The increase in operating income was primarily due to increased sales volumes partially offset by an increase in selling, general and administrative expenses due to the expanded scope of our operations. The agribusiness segment’s quarterly performance fluctuates on a seasonal basis with generally stronger results expected in the second and fourth quarters each year.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment increased by $406.8 million for the three months ended September 30, 2011 compared to the same period in 2010. The increase in revenues was primarily due to an increase in commodity prices as well as quantities of ethanol and distillers grains marketed. Ethanol revenues and distillers grains revenues within the marketing and distribution segment increased by $350.8 million and $38.8 million, respectively. The remainder of the increase in revenue is attributable to sales of corn oil produced by our corn oil production segment. During the quarter ended September 30, 2011, we sold 32.7 million pounds of corn oil. We sold 252.5 million gallons of ethanol within the marketing and distribution segment during the quarter ended September 30, 2011 compared to 222.0 million gallons sold during the same period in 2010 and experienced an increase in revenue per gallon due to higher prices. The increase in ethanol volumes is due to the expanded production of our own plants as a result of efficiency improvements and production from the recently acquired plants partially offset by a decrease in marketing and distribution for third-party ethanol producers of 25.2 million gallons.

Gross profit and operating income for the marketing and distribution segment decreased $1.2 million and $1.3 million, respectively, for the three months ended September 30, 2011 compared to the same period in 2010. The decreases in gross profit and operating income were due primarily to lower profits realized from ethanol and distillers grains trading positions.

Intersegment Eliminations

Intersegment eliminations of revenues increased $343.7 million for the three months ended September 30, 2011 compared to the same period in 2010 due to increases of $277.0 million, $35.7 million and $15.1 million in ethanol, distillers grains and corn oil, respectively, sold from our ethanol production and corn oil segments to our marketing and distribution segment. In addition, corn sales from our agribusiness segment increased $15.7 million between the periods. These increases are a result of the expanded scope of our operations and higher commodity prices.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $1.3 million for the three months ended September 30, 2011 compared to the same period in 2010, primarily due to an increase in general and administrative expenses and personnel costs related to expanded operations.

Income Taxes

We record income tax expense during interim periods based on our best estimate of the annual effective tax rate. Income tax expense for the three months ended September 30, 2011 and 2010 was $7.0 million and $3.1 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 36% and 29% for the third quarter of 2011 and 2010, respectively. The effective tax rates for each period reflect the release of a portion of valuation allowances provided against certain of our deferred tax assets, primarily federal and state net operating losses and tax credits.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Consolidated Results

Revenues increased $1.3 billion for the nine months ended September 30, 2011 compared to the same period in 2010 as a result of acquired operations and changes in commodity prices. We acquired agribusiness operations in western Tennessee in April 2010 and our Lakota and Riga ethanol plants in October 2010. Also, in the first quarter of 2011, we acquired the Otter Tail ethanol plant. Gross profit increased $19.3 million when comparing the nine months ended September 30, 2011 with the nine months ended September 30, 2010. Gross profit increases in the corn oil production, agribusiness and market and distribution segments were partially offset by a decrease in gross profit in the ethanol production segment. Operating income increased $7.5 million in the nine months ended September 30, 2011 compared to the same period in 2010. In addition to the factors identified above, selling, general and administrative expenses increased by $11.8 million for the nine months ended September 30, 2011 compared to the same period in 2010 due to the expanded scope of our operations.

Income before taxes was also affected by an increase in interest expense of $10.0 million due to debt issued to finance the acquisitions and the $90.0 million convertible notes issued in November 2010. Income tax expense of $14.2 million and $10.0 million for the nine months ended September 30, 2011 and 2010, respectively, was favorably impacted by the release of a portion of valuation allowances against certain deferred tax assets, established in prior years due to the uncertainty of realization.

The following discussion of segment results provides greater detail on period to period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Nine Months Ended September 30,
	2011	2010
Ethanol sold (thousands of gallons)	540,638	382,783
Distillers grains sold (thousands of equivalent dried tons)	1,536	1,099
Corn consumed (thousands of bushels)	191,032	137,358

Revenues for the ethanol production segment increased $857.1 million for the nine months ended September 30, 2011 compared to the same period in 2010. Revenues for the nine months ended September 30, 2011, included production from our Lakota and Riga ethanol plants which were acquired in October 2010 as well as production from our Otter Tail ethanol plant, which was acquired in late March 2011. The Lakota, Riga and Otter Tail plants contributed $433.9 million in combined revenues for the nine months ended September 30, 2011. The remaining increase in revenues was due to increased volume from production efficiencies at our other ethanol plants and increases in ethanol and distillers grains prices.

Cost of goods sold in the ethanol production segment increased $863.6 million for the nine months ended September 30, 2011 compared to the same period in 2010. The increase was due primarily to the consumption of 53.7 million additional bushels of corn and a 70.8% increase in the average cost per bushel during the first nine months of 2011 compared to the same period in 2010. The volume increase was due to three full quarters of production at our Lakota and Riga plants and two quarters of production at our Otter Tail plant. Gross profit for the ethanol production segment decreased by $6.5 million for the nine months ended September 30, 2011 compared to the same period in 2010 due to the factors listed above.

Operating income for the segment, decreased $10.3 million for the nine months ended September 30, 2011 compared to the same period in 2010 due in large part to the factors discussed above. In addition, depreciation and amortization expense for the ethanol production segment was $32.0 million during the nine months ended September 30, 2011 compared to $23.0 million during the same period in 2010.

Corn Oil Production Segment

We initiated corn oil production in the fourth quarter of 2010. By September 30, 2011, we had deployed corn oil extraction technology at all nine of our ethanol plants with the last implementation at our recently-acquired Otter Tail plant completed during the third quarter of 2011. During the nine months ended September 30, 2011, we sold 64.3 million pounds of corn oil.

Agribusiness Segment

The table below presents key operating data within our agribusiness segment for the periods indicated:

	Nine Months Ended September 30,
	2011	2010
Grain sold (thousands of bushels)	51,639	36,715
Fertilizer sold (tons)	33,801	33,607

Our agribusiness segment had an increase of $180.0 million in revenues, an increase of $5.5 million in gross profit, and an increased operating income of $2.6 million for the nine months ended September 30, 2011 compared to the same period in 2010. Revenue, gross profit and operating income increased primarily due to additional volumes from agribusiness locations in Iowa and the agribusiness operations acquired in western Tennessee in April 2010 and increases in average grain prices. Total grain sold increased by 14.9 million bushels and total fertilizer sold increased by 194 tons between the two periods. The Tennessee agribusiness operations contributed $194.4 million in revenue for the nine months ended September 30, 2011 compared with $64.6 million included in our operations for the nine months ended September 30, 2010. The agribusiness segment’s quarterly performance fluctuates on a seasonal basis with generally stronger results expected in the second and fourth quarters each year.

Marketing and Distribution Segment

Marketing and distribution revenues increased $1,093.7 million for the nine months ended September 30, 2011 compared to the same period in 2010. The increase in revenues was primarily due to an increase in ethanol revenues of $960.3 million and an increase in distillers grains revenues of $103.2 million. The remainder of the increase in revenue is attributable to sales of corn oil, which we began producing in October 2010. During the first nine months of 2011, we sold 64.3 million pounds of corn oil. We sold 786.1 million gallons of ethanol within the marketing and distribution segment during the nine months ended September 30, 2011 compared to 650.9 million gallons sold during the same period in 2010 and experienced an increase in revenue per gallon of ethanol due to higher prices. The increase in ethanol volumes is due to the expanded production of our own plants as a result of efficiency improvements and additional capacity from recently acquired operations. Marketing and distribution volumes from third-party ethanol producers decreased when comparing the nine months ended September 30, 2011 to the same period in 2010.

Gross profit and operating income for the marketing and distribution segment increased $1.7 million and $22 thousand, respectively, for the nine months ended September 30, 2011 compared to the same period in 2010. The increases in gross profit and operating income were due primarily to increased ethanol and distillers grains prices and volumes sold and the production of corn oil.

Intersegment Eliminations

Intersegment eliminations of revenues increased $906.6 million for the nine months ended September 30, 2011 compared to the same period in 2010 due to an increase of $715.4 million, $87.7 million and $28.9 million in ethanol, distillers grains and corn oil, respectively, sold from our ethanol production and corn oil segments to our marketing and distribution segment. In addition, corn sales from our agribusiness segment to our ethanol production segment increased $74.5 million between the periods.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $3.4 million for the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to an increase in general and administrative expenses and personnel costs related to expanded operations.

Income Taxes

We record income tax expense during interim periods based on our best estimate of the annual effective tax rate. Income tax expense for the nine-month periods ended September 30, 2011 and 2010 was $14.2 million and $10.0 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 36% and 24% for the first nine months of 2011 and 2010, respectively. The effective tax rates for each period reflect the release of a portion of valuation allowances provided against certain of our deferred tax assets, primarily federal and state net operating losses and tax credits.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to Green Plains	$12,429	$7,366	$25,152	$31,627
Net income (loss) attributable to noncontrolling interests	(28)	49	(200)	163
Interest expense	9,440	6,544	27,438	17,452
Income taxes	6,979	3,082	14,191	9,989
Depreciation and amortization	12,811	9,103	36,848	26,383

EBITDA	$41,631	$26,144	$103,429	$85,614

Liquidity and Capital Resources

On September 30, 2011, we had $154.4 million in cash and equivalents, comprised of $56.6 million held at our parent company and the remainder at our subsidiaries. We also had up to an additional $102.7 million available at our subsidiaries under revolving credit agreements, subject to borrowing base restrictions or other specified lending conditions at September 30, 2011. Funds held at our subsidiaries are generally required for their ongoing operational needs. Further, distributions from our subsidiaries are restricted pursuant to these loan agreements. At September 30, 2011, there were approximately $527.2 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

We incurred capital expenditures of $35.5 million in the first nine months of 2011 primarily for the installation of corn oil extraction facilities and expansions of grain storage capacity. Capital spending for the remainder of 2011 is expected to be approximately $6.5 million, including construction of grain storage expansion at our Otter Tail ethanol plant, expected to be completed in early 2012. The remainder of our capital spending primarily relates to other recurring capital expenditures in the ordinary course of business. We believe available borrowings under our credit facilities and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.

On August 15, 2011, we entered into two short-term inventory financing arrangements with a financial institution. Under the terms of the financing agreements, we sold quantities of grain totaling $10.0 million, issued warehouse receipts to the financial institution and simultaneously entered into agreements to repurchase the grain in future periods. The agreements mature in January and February of 2012. We have accounted for the agreements as short-term notes rather than sales, and have recorded our repurchase obligation at fair value at the end of each period. At September 30, 2011, the grain inventory and short-term notes payable were valued at $8.8 million.

Net cash provided by operating activities was $15.9 million for the nine months ended September 30, 2011 compared to $20.6 million for the same period in 2010. Cash provided by operating activities for the nine months ended September 30, 2011 was affected by increases in accounts receivable and derivative financial instruments and decreases in accounts payable, accrued liabilities and amounts prepaid by customers, offset by a decrease in grain inventory held for sale. Net cash used by investing activities was $44.8 million for the nine months ended September 30, 2011, primarily due to the acquisitions of our Otter Tail ethanol plant and the additional grain storage under construction and purchases of property and equipment. Net cash used by financing activities was $86.5 million for the nine months ended September 30, 2011 due to the repayment of debt and $14.2 million in cash outflows for the repurchase of treasury stock in the third quarter of 2011. Green Plains Trade and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid resulting in significant cash movements that are reflected on a gross basis within financing activities as proceeds from and payments on short-term notes payable and other borrowings. In addition, we made scheduled principal payments and $13.1 million in free cash flow payments for a total of $160.7 million in debt reduction on our term debt facilities and long-term revolving credit facilities, offset by advances of $110.1 million from long-term revolving credit facilities, during the nine months ended September 30, 2011.

Our business is highly impacted by commodity prices, including prices for corn, ethanol, distillers grains and natural gas. We attempt to reduce the market risk associated with fluctuations in commodity prices through the use of derivative financial instruments. Sudden changes in commodity prices may require cash deposits with brokers, or margin calls. Depending on our open derivative positions, we may require significant liquidity with little advanced notice to meet margin calls. We continuously monitor our exposure to margin calls and believe that we will continue to maintain adequate liquidity to cover such margin calls from operating results and borrowings. Recent increases in grain and ethanol prices and our expanded grain handling capacity have led to more frequent and larger margin calls. Accordingly, in October 2011, Green Plains Grain entered into a new $195 million revolving credit facility and a new $30 million amortizing term loan that provide our agribusiness operations with additional working capital funding. The revolving credit facility includes an accordion feature whereby amounts available under the facility may be increased by up to $55.0 million of new lender commitments upon agent approval. Outstanding amounts under the prior $100 million revolving facilities and the $20 million term loan were repaid

We were in compliance with our debt covenants at September 30, 2011. Based upon our current forecasts, we believe we will maintain compliance at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity for a subsidiary’s compliance. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results differ significantly from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

We believe that we have sufficient working capital for our existing operations. However, we can provide no assurance that we will be able to secure additional funding for our future operations. A sustained period of unprofitable operations may strain our liquidity and make it difficult to maintain compliance with our financing arrangements. While we may seek additional sources of working capital in response, we can provide no assurance that we will be able to secure this funding if necessary. We may sell additional equity or borrow additional amounts to improve or preserve our liquidity; expand our ethanol plants; build additional or acquire existing ethanol plants; or build additional or acquire existing agribusiness and ethanol distribution facilities. We can provide no assurance that we will be able to secure the funding necessary for these additional projects or for additional working capital needs at reasonable terms, if at all.

Debt

For additional information related to our debt, see Note 8 – Debt included herein as part of the Notes to Consolidated Financial Statements.

Ethanol Production Segment

Each of our ethanol production segment subsidiaries have credit facilities with lender groups that provide for term and revolving term loans to finance construction and operation of the production facilities.

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term loan. At September 30, 2011, $49.8 million related to the term loan was outstanding, along with the entire revolving term loan. The term loan requires monthly principal payments of approximately $0.6 million. The loans mature on November 19, 2013.

The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term loan as well as a statused revolving credit supplement of up to $11.0 million. At September 30, 2011, $47.8 million related to the term loan was outstanding, along with $28.6 million on the revolving term loan and $10.1 million on the revolver. The term loan requires monthly payments of $0.6 million. The term loan and the revolving term loan mature on July 1, 2016 and the revolver matures on June 29, 2012 with an option to renew.

The Green Plains Holdings II loan is comprised of a $34.1 million amortizing term loan, a $42.6 million revolving term loan and a $15.0 million revolving line of credit loan. At September 30, 2011, $29.4 million was outstanding on the term loan, along with $38.4 million on the revolving term loan and $15.0 million on the revolving line of credit loan. The term loan requires quarterly principal payments of $1.5 million. The revolving term loan requires semi-annual principal payments of approximately $2.7 million. The amortizing term loan will mature on January 1, 2015. The revolving term loan will mature on April 1, 2016. The revolving line of credit will mature on April 30, 2013.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan and a revolving term loan of $37.4 million. At September 30, 2011, $28.1 million related to the term loan and $36.2 million on the revolving term loan was outstanding. The term loan requires quarterly principal payments of $2.4 million. The term loan matures on August 20, 2014 and the revolving term loan matures on September 1, 2018.

The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term loan as well as a statused revolving credit supplement of up to $5.0 million. At September 30, 2011, $21.9 million related to the term loan was outstanding, $12.2 million on the revolving term loan, along with $3.3 million on the revolver. The term loan requires monthly payments of $0.3 million. The term loan and the revolving term loan mature on July 1, 2016 and the revolver matures on June 29, 2012 with an option to renew.

The Green Plains Otter Tail loan is comprised of a $30.3 million amortizing term loan, a $4.7 million revolver and a $19.2 million note payable. At September 30, 2011, $28.5 million related to the term loan, $4.7 million on the revolver and $18.9 million on the note payable were outstanding. The term loan requires monthly principal and interest payments of $0.5 million and the note payable requires monthly principal payments of $0.3 million beginning October 1, 2014. The term loan matures on September 1, 2018 and the revolver matures on March 23, 2012.

The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan and a $17.0 million revolving term loan. At September 30, 2011, $7.3 million related to the term loan was outstanding along with the entire $17.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.2 million. The term loan matures on May 20, 2014 and the revolving term loan matures on November 1, 2017.

The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term loan. At September 30, 2011, $22.1 million related to the term loan was outstanding, along with the entire $10.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.375 million. The term loan matures on July 20, 2015 and the revolving term loan matures on July 1, 2017.

Each term loan, except for the Green Plains Holdings II and Green Plains Otter Tail agreements, has a provision that requires us to make annual special payments equal to a percentage ranging from 50% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations. During the nine months ended September 30, 2011, $13.1 million was paid under these requirements.

With certain exceptions, the revolving term loans within this segment are generally available for advances throughout the life of the commitment. Interest-only payments are due each month on all revolving term facilities until the final maturity date, with the exception of the Green Plains Obion loan, which requires additional semi-annual payments of $4.675 million beginning March 1, 2015.

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

Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the city of Bluffton, Indiana, of which $19.1 million remained outstanding at September 30, 2011. The revenue bond requires: semi-annual principal and interest payments of approximately $1.5 million during the period commencing on March 1, 2010 through March 1, 2019; and a final principal and interest payment of $3.745 million on September 1, 2019. The revenue bond bears interest at 7.50% per annum.

Agribusiness Segment

The Green Plains Grain loan, as amended on May 31, 2011, is comprised of a $20.0 million amortizing term loan, a $45.0 million revolving term loan, a $20.0 million seasonal revolver and a $35.0 million bulge seasonal revolver. The term loan expires on August 1, 2013 and the remainder of the bulge seasonal revolver, the revolving term loan and the seasonal revolver expire on November 1, 2011. Payments of $0.5 million under the term loan are due on the first business day of each calendar quarter, with any remaining amount payable at the expiration of the loan term. The loans bear interest at three-month LIBOR plus 4.25% on the term loan, LIBOR plus 3.5% on the revolving term loan, and one-month LIBOR plus 3.75% on the seasonal revolver, all subject to an interest rate floor of 4.5%. Loan proceeds are used primarily for working capital purposes. At September 30, 2011, $17.5 million on the term loan and $9.4 million on the various revolving loans were outstanding. As security for the loans, the lender received a first-position lien on real estate, equipment, inventory, and accounts receivable owned by Green Plains Grain. In October 2011, Green Plains Grain entered into a new $30.0 million amortizing term loan and a new $195.0 million revolving credit facility that provide our agribusiness operations with additional working capital funding. Outstanding amounts under the prior $20.0 million term loan and the $100.0 million revolving facilities were repaid.

On August 15, 2011, we entered into two short-term inventory financing arrangements with a financial institution. Under the terms of the financing agreements, we sold quantities of grain totaling $10.0 million, issued warehouse receipts to the financial institution and simultaneously entered into agreements to repurchase the grain in future periods. The agreements mature in January and February of 2012. We have accounted for the agreements as short-term notes, rather than sales, and have recorded our repurchase obligation at fair value at the end of each period. At September 30, 2011, grain inventory and the short-term note payable were valued at $8.8 million.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility of up to $70.0 million, subject to a borrowing base of 85% of eligible receivables. At September 30, 2011, $61.2 million on the revolving credit facility was outstanding. The revolving credit facility expires on March 31, 2014 and bears interest at the lender’s commercial floating rate plus 2.5% or LIBOR plus 3.5%. As security for the loan, the lender received a first-position lien on accounts receivable, inventory and other collateral owned by Green Plains Trade.

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

On September 16, 2011, we signed a promissory note in the amount of $14.0 million to a subsidiary of NTR plc. The amount represents the remaining balance due on the Company’s repurchase of common stock. The balance and interest charges, if any, are due to December 15, 2011.

Contractual Obligations

Our contractual obligations as of September 30, 2011 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$655,722	$145,591	$166,630	$213,029	$130,472
Interest and fees on debt obligations (2)	101,741	29,153	43,060	24,732	4,796
Operating lease obligations (3)	55,238	17,017	24,123	10,963	3,135
Deferred tax liabilities	47,726	—	—	—	47,726
Purchase obligations
Forward grain purchase contracts (4)	293,202	284,152	9,050	—	—
Other commodity purchase contracts (5)	39,100	39,100	—	—	—
Other	8,892	8,774	118	—	—

Total contractual obligations	$1,201,621	$523,787	$242,981	$248,724	$186,129

(1)	Includes the current portion of long-term debt and excludes the discount on long-term debt of $322 thousand.
(2)	Interest amounts are calculated over the terms of the loans using current interest rates, assuming scheduled principle and interest amounts are paid pursuant to the debt agreements. Includes administrative and/or commitment fees on debt obligations.
(3)	Operating lease costs are primarily for railcars and office space.
(4)	Purchase contracts represent index-priced and fixed-price contracts. Index purchase contracts are valued at current quarter-end prices.
(5)	Includes fixed-price ethanol, dried distillers grains and natural gas purchase contracts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we had $678.2 million outstanding in debt as of September 30, 2011, $452.7 million of which was variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our net income by approximately $1.9 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol, distillers grains and corn oil at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally designated as normal purchases or normal sales contracts and are not recognized until quantities are delivered or utilized in production. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. During the nine months ended September 30, 2011, revenues and cost of goods sold included a net loss and net gain from derivative financial instruments of $30.2 million and $22.4 million, respectively. To the extent the net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sales has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from September 30, 2011. This analysis includes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	740,000	Gallons	$82,449
Corn	265,000	Bushels	$77,960
Distillers grains	2,100	Tons (1)	$20,022
Natural gas	20,513	MMBTU (2)	$4,024

(1)	Distillers grains quantities are stated on an equivalent dried ton basis.
(2)	Millions of British Thermal Units

Corn Oil Production Segment

A sensitivity analysis has been prepared to estimate our corn oil production segment exposure to corn oil price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn oil output for a one-year period from September 30, 2011. This analysis includes the impact of risk management activities that result from our use of fixed-price sale contracts. Market risk at September 30, 2011, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $2.1 million.

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

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position, which is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices, is approximately $83.0 thousand at September 30, 2011. Market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $11.3 thousand.

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

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. In the third quarter of 2011, we finalized the implementation of process and information system enhancements in our Iowa grain operations that are reported as part of the agribusiness segment. These process and information systems enhancements resulted in modifications to internal controls over the sales, customer service, inventory management and accounts payable processes related to grain handling. There were no other material changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2011, Aventine Renewable Energy, Inc. filed a complaint in the United States Bankruptcy Court for the District of Delaware in connection with its Chapter 11 bankruptcy naming as defendants Green Plains Renewable Energy, Inc., Green Plains Obion LLC, Green Plains Bluffton LLC, Green Plains VBV LLC and Green Plains Trade Group LLC. This action alleges $24.4 million of damages from preferential transfers or, in the alternative, $28.4 million of damages from fraudulent transfers under an ethanol marketing agreement and an unspecified amount of damages for a continuing breach of a termination agreement related to rail cars. We are unable to predict the outcome of these matters at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change as the matters proceed through their course. We intend to defend these claims vigorously.

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

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The RFS mandate level for 2011 of 12.6 billion gallons approximates current domestic production levels. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the blender’s credit and the RFS. Any significant increase in production capacity beyond the RFS level might have an adverse impact on ethanol prices. Additionally, the RFS mandate with respect to ethanol derived from corn could be reduced or waived entirely. A reduction or waiver of the RFS mandate could adversely affect the prices of ethanol and our future performance. The RFS Flexibility Act was introduced on October 5, 2011 to reduce or eliminate the volumes of renewable fuel use required by RFS based upon corn stocks-to-use ratios. We believe the RFS is a significant component of national energy policy that reduces dependence on foreign oil by the United States. As a result, we believe that the RFS Flexibility Act will not garner sufficient support to be enacted.

The volumetric ethanol excise tax credit, or VEETC, is currently set to expire on December 31, 2011. Referred to as the blender’s credit, VEETC provides companies with a tax credit to blend ethanol with gasoline. The Food, Conservation and Energy Act of 2008, or the 2008 Farm Bill, amended the amount of tax credit provided under VEETC to 45 cents per gallon of pure ethanol and 38 cents per gallon for E85, a blended motor fuel containing 85% ethanol and 15% gasoline. On June 16,

2011, a legislative proposal to end the VEETC was passed by the U.S. Senate. We expect the VEETC will be allowed to expire at December 31, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares upon the vesting of restricted stock grants to satisfy payroll tax withholding obligations. No restricted stock vested during the third quarter of 2011 and therefore no shares were surrendered. On September 9, 2011, we repurchased 3.5 million shares of common stock at a price of $8.00 per share from a subsidiary of NTR plc, which is a principal shareholder. We do not have a share repurchase program and do not intend to retire the repurchased shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fifth Amendment dated July 28, 2011 to Second Amended and Restated Credit Agreement dated April 19, 2010 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, and First National Bank of Omaha (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed August 3, 2011)

10.2	Stock Repurchase Agreement between Greenstar North America Holdings Inc. and Green Plains Renewable Energy, Inc. (Incorporated by reference to Exhibit 10.1 if the Company’s Current Report on Form 8-K, filed September 14, 2011)

10.3	Master Loan Agreement, dated September 28, 2011, by and among Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA

10.4	Revolving Term Loan Supplement, dated September 28, 2011, by and among Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA

10.5	Multiple Advance Term Loan Supplement, dated September 28, 2011, by and among Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA

10.6	Amended and Restated Master Loan Agreement, dated September 30, 2011, by and among Green Plains Bluffton LLC and AgStar Financial Services, PCA

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information from Green Plains Renewable Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) the Notes to Consolidated Financial Statements (tagged as blocks of text).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN PLAINS RENEWABLE ENERGY, INC. (Registrant)

Date: November 1, 2011	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2011	By:	/s/ Jerry L. Peters
Jerry L. Peters
Chief Financial Officer
(Principal Financial Officer)