Form 10-K
period 2011-12-31
Green Plains Renewable Energy, Inc.
filed 2012-02-17
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-32924

GREEN PLAINS RENEWABLE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Iowa	84-1652107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Regency Parkway, Suite 400, Omaha, NE 68114	(402) 884-8700
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Company’s voting common stock held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the second quarter), based on the last sale price of the common stock on that date of $10.79, was approximately $224.2 million. For purposes of this calculation, executive officers, directors and holders of 10% or more of the registrant’s common stock are deemed to be affiliates of the registrant.

As of February 10, 2012, there were 33,322,581 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III herein. The Company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the period covered by this report on Form 10-K.

Cautionary Information Regarding Forward-Looking Statements

The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this report, and they may also be made a part of this report by reference to other documents filed with the SEC, which is known as “incorporation by reference.”

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” in this report or in any document incorporated by reference. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we operate, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation, risks related to closing and achieving anticipated results from acquisitions, and other risk factors detailed in our reports filed with the SEC. Actual results may differ from projected results due, but not limited, to unforeseen developments.

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

We are a leading, vertically-integrated producer, marketer and distributer of ethanol. We focus on generating stable operating margins through our diversified business segments and our risk management strategy. We believe that owning and operating assets throughout the ethanol value chain enables us to mitigate the effects of changes in commodity prices on our profitability and differentiates us from companies focused only on ethanol production. We have grown rapidly, primarily through acquisitions. Today, we have operations throughout the ethanol value chain, beginning upstream with our agronomy and grain handling operations, continuing through our approximately 740 million gallons per year, or mmgy, of ethanol production capacity and our corn oil production, and ending downstream with our ethanol marketing, distribution and blending facilities. Following is our visual presentation of the ethanol value chain:

Our disciplined risk management strategy is designed to lock in operating margins by forward contracting the primary commodities involved in or derived from ethanol production: corn, natural gas, ethanol and distillers grains, along with the corn oil extracted prior to the production of distillers grains. We also seek to maintain an environment of continuous operational improvement to increase our efficiency and effectiveness as a low-cost producer of ethanol.

We review our operations within the following four separate operating segments:

•

Ethanol Production. We operate a total of nine ethanol plants in Indiana, Iowa, Michigan, Minnesota, Nebraska and Tennessee, with approximately 740 mmgy of total ethanol production capacity. At capacity, these plants collectively will consume approximately 265 million bushels of corn and produce approximately 2.1 million tons of distillers grains annually.

•

Corn Oil Production. We operate corn oil extraction systems at all nine of our ethanol plants, with the capacity to produce approximately 130 million pounds annually. The corn oil systems are designed to extract non-edible corn oil from the whole stillage process immediately prior to production of distillers grains. Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides.

•

Agribusiness. We operate three lines of business within our agribusiness segment: bulk grain, agronomy and petroleum. We believe our bulk grain business provides synergies with our ethanol production segment as it supplies a portion of the feedstock for our ethanol plants. In our bulk grain business, we have 15 grain elevators with approximately 39.1 million bushels of total storage capacity. We sell fertilizer and other agricultural inputs and provide application services to area producers through our agronomy business. Additionally, we sell petroleum products including diesel, soydiesel, blended gasoline and propane, primarily to agricultural producers and consumers.

•

Marketing and Distribution. Our in-house marketing business is responsible for the sales, marketing and distribution of all ethanol, distillers grains and corn oil produced at our nine ethanol plants. We also market and distribute ethanol for third-party ethanol producers. Production capacity of these third-party producers is approximately 260 mmgy. Additionally, we own and operate nine blending or terminaling facilities with approximately 625 mmgy of total throughput capacity in seven south central U.S. states.

We intend to continue to take a disciplined approach in evaluating new opportunities related to potential acquisition of additional ethanol plants by considering whether the plants fit within the design, engineering and geographic criteria we have developed. In our marketing and distribution segment, our strategy is to renew existing marketing contracts, as well as enter new contracts with other ethanol producers. We also intend to pursue opportunities to develop or acquire additional grain elevators and agronomy businesses, specifically those located near our ethanol plants. We believe that owning additional agribusiness operations in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. We also plan to continue to grow our downstream access to customers and are actively seeking new marketing opportunities with other ethanol producers. Additionally, we are a partner in a joint venture, BioProcess Algae LLC, formed to commercialize advanced photo-bioreactor technologies for the growing and harvesting of algal biomass.

Our Competitive Strengths

We believe we have created an efficient platform with diversified revenues and income streams. Fundamentally, we focus on managing commodity price risks, improving operating efficiencies and optimizing market opportunities. We believe our competitive strengths include:

Disciplined Risk Management. We believe risk management is a core competency of ours. Our primary focus is to lock in favorable operating margins whenever possible. We do not speculate on general price movements by taking unhedged positions on commodities such as corn, ethanol or natural gas. Our comprehensive risk management platform allows us to monitor real-time commodity price risk exposure at each of our plants, and to respond quickly to lock in acceptable margins or to temporarily reduce production levels at our ethanol plants during periods of compressed margins. By using a variety of risk management tools and hedging strategies, including our internally-developed real-time operating margin management system, we believe we are able to maintain a disciplined approach to risk management.

Demonstrated Asset Acquisition and Integration Capabilities. We have demonstrated the ability to make strategic acquisitions that we believe create synergies within our vertically-integrated platform. We believe acquiring and developing complementary businesses enhances our ability to mitigate risks. Our balance sheet allows us to be selective in that process. Since our inception, we have acquired or developed nine ethanol plants in addition to upstream grain elevators and agronomy businesses and downstream blending and distribution businesses. We installed corn oil extraction technology at each of our ethanol plants to generate incremental returns from this value-added product. We believe these acquisitions and improvements have been successfully integrated into our business and have enhanced our overall returns.

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

Leading Vertically-Integrated Ethanol Producer. We believe our operations throughout the ethanol value chain reduce our commodity and operating risks, and increase our pricing visibility and influence in key markets. Combined, we believe our agribusiness, ethanol production, corn oil production, and marketing and distribution segments provide efficiencies across the ethanol value chain, from grain procurement to blending fuel. Our agribusiness operations help to reduce our supply risk by providing grain handling and storage capabilities for approximately 39.1 million bushels. Assuming full production capacity at each of our plants and those of our third-party ethanol producers, we would market and distribute approximately one billion gallons of ethanol per year from twelve plants. Our corn oil systems are designed to extract non-edible corn oil that has multiple industrial uses. Our blending or terminaling facilities allow us to source, store, blend and distribute ethanol and biodiesel across multiple states.

Proven Management Team. Our senior management team averages over 20 years of commodity risk management and related industry experience. We have specific expertise across all aspects of the ethanol supply, production, and distribution chain – from agribusiness, to plant operations and management, to commodity markets and risk management, to ethanol marketing.

Our Growth Strategy

We intend to continue our focus on strengthening and diversifying our vertically-integrated platform by implementing or further acting upon the following growth strategies:

Expand Marketing and Distribution Activities. We plan to continue expanding our downstream access to customers and seeking opportunities to arbitrage markets with minimal risk allocation. We currently participate in ethanol transload and splash blending services and have begun to expand the capacity of these facilities through organic growth. The expansion of our capacity will encourage the distribution of blended fuel. We believe that further growth of our distribution efforts will enable us to continue to capitalize on our vertically-integrated platform.

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

Pursue Consolidation Opportunities within the Ethanol Industry. We continue to focus on the potential acquisition of additional ethanol plants. In the past several years, we have been approached with opportunities to acquire existing ethanol plants. We believe those plants were available for a number of reasons including financial distress of a particular facility, a lack of operational expertise or a desire by existing owners to exit their original investment. We take a disciplined approach in evaluating new opportunities by considering whether the plants fit within the design, engineering and geographic criteria we have developed. We acquired one additional ethanol plant during 2011 that met our criteria. We believe that our integrated platform, plant operations experience and disciplined risk management approach give us the ability to generate favorable returns from our acquisitions.

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

Invest in Next Generation Biofuel Opportunities. We plan to continue our investment in the BioProcess Algae joint venture, which is focused on commercialization of advanced photo-bioreactor technologies for the growing and harvesting of algal biomass which can be used as high-quality, low-cost feedstocks for human nutrition, animal feed and biofuels. We believe this technology has specific applications with facilities that emit carbon dioxide, including ethanol plants. Algae are currently grown in BioProcess Algae’s Grower HarvesterTM reactors co-located with our Shenandoah, Iowa ethanol plant.

Ethanol Industry Overview

The ethanol industry has grown significantly over the past decade, with annual reported production increasing from 1.6 billion gallons in 2000 to 13.2 billion gallons in 2010, according to the U.S. Energy Information Administration, or EIA. As of February 13, 2012, the Renewable Fuels Association, or RFA, estimated that there were 209 ethanol production facilities in the United States with capacity to produce approximately 14.8 billion gallons of ethanol per year. Annual ethanol production for 2011, based upon average monthly production in the first ten months of the year, was expected to be 13.8 billion gallons. While the market prices for our feedstock commodities are volatile and at times result in unprofitable ethanol operations, during the past three years, there have been few occasions where the simple crush spread, which we define as the market value of 2.8 gallons of ethanol less the cost of one bushel of corn (which represents the typical industry yield), has dropped to below $0.10 per gallon. We believe that ethanol, as a proportion of total transportation fuels, will continue to experience increased demand in the United States as there remains a focus on reducing reliance on petroleum-based transportation fuels due to high and volatile oil prices, heightened environmental concerns, and energy independence and national security concerns. We believe ethanol’s environmental benefits, ability to improve gasoline performance, fuel supply extender capabilities, attractive production economics and favorable government incentives could enable ethanol to comprise an increasingly larger portion of the U.S. fuel supply as more fully described below:

•

Emissions Reduction. Ethanol demand increased substantially in the 1990’s, when federal law began requiring the use of oxygenates in reformulated gasoline in cities with unhealthy levels of air pollution on a seasonal or year-round basis. These oxygenates included ethanol and MTBE which, when blended with gasoline, reduce vehicle emissions. Although the federal oxygenate requirement was eliminated in 2006, oxygenated gasoline continues to be used in order to help meet separate federal and state air emission standards. The refining industry has all but abandoned the use of MTBE making ethanol the primary clean air oxygenate currently used.

•

Octane Enhancer. Ethanol, with an octane rating of 113, is used to increase the octane value of gasoline with which it is blended, thereby improving engine performance. It is used as an octane enhancer both for producing regular grade gasoline from lower octane blending stocks and for upgrading regular gasoline to premium grades. According to the EIA, approximately 75% of the conventional gasoline market (which is approximately 60% of the total gasoline market) has switched to producing a lower grade of gasoline, commonly referred to as CBOB. CBOB is an 84 octane sub-grade gasoline that is economical to produce. As a result, octane must be added to the fuel prior to sale to consumers. Ethanol has become the primary additive used by refiners to increase octane levels.

•

Fuel Stock Extender. Ethanol is a valuable blend component that is used by refiners in the United States to extend fuel supplies. According to the EIA, from 2000 to 2010, ethanol as a component of the United States gasoline supply has grown from 1.3% to 9.0%. In 2011 alone, ethanol replaced the need for approximately 329 million barrels of oil in the United States (based upon monthly average production for the first ten months of the year).

•

E15 Blending Waiver. In October 2010, the U.S. Environmental Protection Agency, or EPA, granted a partial waiver for the use of up to 15% ethanol blended with gasoline, or E15, in model year 2007 and newer passenger vehicles, including cars,

SUVs and light pickup trucks. In January 2011, the EPA granted a second partial waiver for E15 in model year 2001 to 2006 passenger vehicles. On February 17, 2012, the EPA announced that evaluation of the health effects tests on E15 are complete and that fuel manufacturers are now able to register E15 with the EPA to sell. Over 141 million vehicles, or 60% of the passenger vehicles in service, would be eligible to use E15. We also believe that ethanol blended in the U.S. gasoline supply is an important step towards the long-term introduction of more renewable fuels into the transportation sector and that increasing the ethanol blend percentage in the domestic gasoline supply could have a positive impact on the demand for ethanol.

•

Economics of Ethanol Blending. We believe that ethanol is cheaper to produce than petroleum-based gasoline. Ethanol’s favorable production economics were previously enhanced in the United States by the Volumetric Ethanol Excise Tax Credit, or VEETC (commonly referred to as the “blender’s credit”), which was realized by refiners and blenders and was generally passed on to consumers for a benefit of $0.45 per gallon of ethanol used. The blender’s credit expired on December 31, 2011. Ethanol is currently priced in wholesale markets at a sufficient discount to petroleum-based gasoline to provide fuel blenders with a strong economic incentive to blend with ethanol, even without the blender’s credit.

•

Mandated Use of Renewable Fuels. The growth in ethanol usage has also been supported by legislative requirements dictating the use of renewable fuels, including ethanol. The Energy Independence and Security Act of 2007, confirmed by the EPA regulations on the Renewable Fuel Standard, or RFS 2, issued in February 2010 mandated a minimum usage of corn-derived renewable fuels of 12.0 billion gallons in 2010, increasing annually by 0.6 million gallons to 15.0 billion gallons in 2015.

•

Ethanol Exports. The United States has a long history as a net importer of ethanol. According to the U.S. Department of Agriculture, or USDA, Brazil has historically been the world’s low-cost supplier of ethanol. However, the USDA stated that in 2010, the United States became the global low-cost ethanol producer, generating a trade surplus of $556.0 million. According to the RFA, U.S. ethanol exports in 2011 exceeded the volume of exports in 2010, generating approximately 1.2 billion gallons in ethanol exports in 2011.

Our Operating Segments

Ethanol Production Segment

We have the capacity to produce approximately 740 mmgy of ethanol within our ethanol production segment. Our plants use a dry mill process to produce ethanol and co-products such as wet, modified wet or dried distillers grains. Processing at full capacity, our plants will consume approximately 265 million bushels of corn and produce approximately 2.1 million tons of distillers grains annually. We operate all of our ethanol plants through wholly-owned operating subsidiaries. A summary of these plants is outlined below:

Plant	Plant Production Capacity (mmgy)	Start or Acquisition Date	Technology	Land Owned (acres)	On-Site Corn Storage Capacity (bushels)	On-Site Ethanol Storage Capacity (gallons)
Bluffton, Indiana	120	Sept. 2008	ICM	420	1,040,000	2,800,000
Central City, Nebraska(1)	100	July 2009	ICM	40	1,200,000	2,250,000
Fergus Falls, Minnesota(1)	60	Mar. 2011	Delta-T	114	1,325,000	2,000,000
Lakota, Iowa(1)	100	Oct. 2010	ICM/Lurgi	93	1,410,000	2,500,000
Obion, Tennessee(2)	120	Nov. 2008	ICM	230	2,100,000	2,894,000
Ord, Nebraska(1)	55	July 2009	ICM	170	400,000	1,500,000
Riga, Michigan(1)	60	Oct. 2010	Delta-T	138	525,000	1,239,140
Shenandoah, Iowa	65	Aug. 2007	ICM	123	500,000	1,500,000
Superior, Iowa	60	July 2008	Delta-T	238	525,000	1,226,406

(1)	These plants operated under different ownership prior to the stated start date.
(2)	We lease an additional 129 acres of land near the Obion, Tennessee plant.

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

Our corn supply is obtained primarily from local markets. We utilize cash and forward purchase contracts with grain producers and elevators for the physical delivery of corn to our plants. At our Iowa (except Lakota), Minnesota, Nebraska and Tennessee plants, we maintain relationships with local farmers, grain elevators and cooperatives which serve as our primary sources of grain feedstock. Most farmers in the areas where our plants are located have stored their corn in their own dry storage facilities, which allows us to purchase much of the corn needed to supply our plants directly from farmers throughout the year. At our Indiana, Michigan and Lakota, Iowa plants, we have contracted with third-party grain originators to supply all of our corn requirements for ethanol production. These contracts terminate between November 2012 and September 2015. Each of our plants is also situated on rail lines that we can use to receive corn from other regions of the country, if local corn supplies are insufficient.

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

Distillers Grains

The spent grain mash from the beer column is pumped into one of several decanter type centrifuges for dewatering. The water, or thin stillage, is pumped from the centrifuges and then to an evaporator where it is dried into a thick syrup. The solids, or wet cake, that exits the centrifuge are conveyed to the dryer system. The wet cake is dried at varying temperatures, resulting in the production of distillers grains. Syrup might be reapplied to the wet cake prior to drying, providing additional nutrients to the distillers grains. Distillers grains, the principal co-product of the ethanol production process, are principally used as high-protein, high-energy animal fodder and feed supplements marketed to the dairy, beef, swine and poultry industries.

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

Water. Although some of our plants satisfy the majority of their water requirements from wells located on their respective properties, each plant also obtains potable water from local municipal water sources at prevailing rates. Each facility operates a filtration system to purify the well water that is utilized for its operations. Local municipalities supply all of the necessary water for our plants that do not have onsite wells. Water quality is very important. Much of the water used in an ethanol plant is recycled back into the process. The plants require boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize minerals and substances that would harm the boiler. Recycled process water cannot be used for this purpose. Cooling tower water is deemed non-contact water (it does not come in contact with the mash) and, therefore, can be regenerated back into the cooling tower process.

Corn Oil Production Segment

We operate corn oil extraction systems at all nine of our ethanol plants. The corn oil systems are designed to extract non-edible corn oil from the thin stillage evaporation process immediately prior to production of distillers grains. Corn oil is produced by processing syrup and evaporated thin stillage, through a decanter style centrifuge or a disk stack style centrifuge. Corn oil has a lower density than water or solids which make up the syrup. The centrifuges separate the relatively light oil from the heavier components of the syrup, eliminating the need for significant retention time. De-oiled syrup is returned to the process for blending into wet, modified, or dry distillers grains.

Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides. Our corn oil is primarily sold to biodiesel manufactures and, to a lesser extent, feed lot and poultry markets. We generally transport our corn oil by truck to locations in a close proximity to our ethanol plants, primarily in the southeastern and midwestern regions of the United States.

Agribusiness Segment

We operate our agribusiness segment primarily through our wholly-owned subsidiary, Green Plains Grain Company LLC, which is a grain and farm supply business with three primary operating lines of business: bulk grain, agronomy and petroleum. We have seven locations in northwestern Iowa with approximately 19.6 million bushels of grain storage capacity, 3.6 million gallons of liquid fertilizer storage and 12,000 tons of dry fertilizer storage. We operate at five locations in western Tennessee with grain storage capacity of approximately 13.7 million bushels. We also own and operate grain elevators in Essex, Iowa, Hopkins, Missouri and St. Edward, Nebraska, with grain storage capacities of approximately 1.9 million, 2.0 million and 1.9 million bushels, respectively. We believe our agribusiness operations increase our operational efficiency, reduce commodity price and supply risks, and diversify our revenue streams.

Bulk Grain. We buy bulk grain, primarily corn, wheat, and soybeans, from area producers and provide grain drying and storage services to those producers. The grain is then sold to grain processing companies and area livestock producers. We have grain storage capacity of approximately 39.1 million bushels, not including the on-site storage capacity at each of our ethanol plants. This capacity supports the grain merchandising activities at our Central City, Lakota, Obion, Ord, Shenandoah and Superior ethanol plants. These bulk grain commodities are readily traded on commodity exchanges and inventory values are affected by market changes and spreads. To attempt to reduce risk due to market fluctuations from purchase and sale commitments, we enter into exchange-traded futures and options contracts designed to serve as economic hedges.

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

Marketing and Distribution Segment

We have an in-house marketing business responsible for the sale, marketing and distribution of all ethanol, distillers grains and corn oil produced at our nine ethanol plants. We also market and distribute ethanol for third-party ethanol producers. Assuming full production capacity at each of our plants and those of our third-party ethanol producers, we would market and distribute more than one billion gallons of ethanol on an annual basis. Additionally, within the marketing and distribution segment, we operate nine blending or terminaling facilities, with approximately 625 mmgy of total throughput capacity, allowing us to source, store, blend and distribute biodiesel and ethanol, including our production and that of other producers, across multiple states.

Marketing

We market our ethanol and that of our third-party producers to many different customers on a local, regional and national basis. In addition, we purchase ethanol from other independent producers to realize price arbitrages that may exist. To achieve the best prices for the ethanol that we market, we sell into local, regional and national markets under sales agreements with integrated energy companies, jobbers, retailers, traders and resellers. Under these agreements, ethanol is priced under fixed and indexed pricing arrangements. Local markets are the easiest to service because of their close proximity to the related production facility. Deliveries to the majority of the local markets, within 150 miles of the plants, are generally transported by truck, and deliveries to more distant markets are shipped by rail using major U.S. rail carriers.

The market for distillers grains generally consists of local markets for wet, modified wet and dried distillers grains, and national markets for dried distillers grains. If our plants operate at full capacity and all of our distillers grains were marketed in the form of dried distillers grains, we expect that our ethanol plants would produce approximately 2.1 million tons of distillers grains annually. In addition, the market can be segmented by geographic region and livestock industry. The bulk of the current demand is for dried distillers grains delivered to geographic regions without significant local corn or ethanol production. Our market strategy includes shipping a substantial amount of distillers grains as dried distillers grains to regional and national markets by rail.

Most of our modified wet distillers grains are sold to midwestern feedlot markets. Our dried distillers grains are generally shipped to feedlot and poultry markets, as well as to Texas and west coast rail markets. Some of our distillers grains are shipped by truck to dairy, beef, and poultry operations in the eastern United States. Also, at certain times of the year, we transport product to the Mississippi River to be loaded on barges. We also ship by railcars into Eastern and Southeastern feed mill, poultry and dairy operations, as well as to domestic trade companies. Access to these markets allows us to move product into markets that are offering the highest net price.

Transportation and Delivery

To meet the challenge of marketing ethanol and distillers grains to diverse market segments, five of our plants have extensive rail siding capable of handling more than 150 railcars at their production facilities and the other four plants have rail siding that can accommodate approximately 90 railcars at their locations. At certain of our locations, we have large loop tracks which enable loading of unit trains of both ethanol and dried distillers grains, as well as spurs connecting the site’s rail loop to the railroad mainline or spurs that allow movement and storage of railcars on-site. These rail lines allow us to sell our products to various regional and national markets. The rail providers for our ethanol plants can switch cars to most of the other major railroads, allowing the plants to easily ship ethanol and distillers grains throughout the United States. Our railcar fleet is comprised of approximately 1,790 leased tank cars for the transportation of ethanol and approximately 770 leased hopper cars for the transportation of distillers grains. The lease contract terms range from six months to ten years. We seek to optimize the utilization of our rail assets, including potential use for transportation of products other than ethanol and distillers grains, depending on market opportunities.

Ethanol Blending and Distribution

We own and operate biofuel holding tanks and terminals, and provide terminaling, splash blending and logistics solutions through our wholly-owned subsidiary, BlendStar LLC, to markets that currently do not have efficient access to renewable fuels. BlendStar operates blending and terminaling facilities at one owned and eight leased locations on approximately 19 acres in seven states with a combined total storage capacity of approximately 820,000 gallons and throughput capacity of approximately 625 mmgy. The BlendStar facilities are summarized below:

Facility Location	Storage Capacity (gallons)	Throughput Capacity (mmgy)
Birmingham, Alabama	120,000	130
Little Rock, Arkansas	30,000	36
Louisville, Kentucky	60,000	30
Bossier City, Louisiana(1)	60,000	60
Collins, Mississippi	180,000	180
Oklahoma City, Oklahoma	150,000	84
Tulsa, Oklahoma	—	24
Knoxville, Tennessee	60,000	21
Nashville, Tennessee	160,000	60

(1)	Five-acre facility is owned by BlendStar.

In November 2011, we announced plans to build, own and operate a new ethanol unit train terminal in Birmingham, Alabama on the BNSF Railway. The new terminal will have 160,000 barrels, or approximately 6.7 million gallons, of storage capacity and will be able to receive full 96-car unit trains of ethanol, which can be offloaded within 24 hours. The terminal is expected to be completed in the fourth quarter of 2012. BlendStar’s existing Birmingham terminal will be retrofitted to handle other biofuels and liquid products when construction of the new unit train terminal facility is complete.

Risk Management and Hedging Activities

The profitability of our operations and our industry are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains and natural gas. Because market price fluctuations among these commodities are not always correlated, at times ethanol production may be unprofitable.

We enter into forward contracts to supply a portion of our respective ethanol and distillers grains production or to purchase a portion of our respective corn or natural gas requirements in an attempt to partially offset the effects of volatility of ethanol, distillers grains, corn and natural gas prices. To a much lesser extent, we also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and ethanol from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to physically receive or deliver the commodities involved. Hedging arrangements also expose us to the risk of financial loss in situations where the counterparty to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the price of the commodity underlying the hedging agreement and the actual prices paid or received by us for the physical commodity bought or sold. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled in the same time frame as the physical commodity is either purchased (corn and natural gas) or sold (ethanol, distillers grains and corn oil). Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol, distillers grains and corn oil. We also vary the amount of hedging or other risk mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. By using a variety of risk management tools and hedging strategies, including our internally-developed real-time operating margin management system, we believe our approach to risk management allows us to monitor real-time operating price risk exposure at each of our plants and to respond quickly to lock in acceptable margins when they are available or temporarily reduce production levels at our ethanol plants during periods in which we have identified compressed margins. In addition, our multiple business lines and revenue streams help diversify our operations and profitability.

Merger and Acquisition Activity

In January 2009, we acquired a controlling interest in biofuel terminal operator BlendStar LLC. The acquisition of BlendStar was a strategic investment within the ethanol value chain whose operations are included in our marketing and distribution segment.

In July 2009, we acquired the membership interests in two limited liability companies that owned ethanol plants in Central City and Ord, Nebraska. These plants, which are a part of our ethanol production segment, were acquired to add to our overall ethanol and distillers grains production. Following implementation of process improvements, collectively they have production capacity of approximately 155 mmgy.

In April 2010, we acquired agribusiness operations in western Tennessee which included five grain elevators with federally licensed grain storage capacity of 11.7 million bushels. The five grain elevators and other assets acquired are included in our agribusiness segment.

In October 2010, we acquired Global Ethanol, LLC, which owned ethanol plants in Lakota, Iowa and Riga, Michigan. These plants have production capacity of approximately 160 mmgy and are part of our ethanol production segment, were acquired to add to our overall ethanol, distillers grains and corn oil production.

In March 2011, we acquired an ethanol plant and certain other assets near Fergus Falls, Minnesota. The plant has production capacity of approximately 60 mmgy, adding to our ethanol, distillers grains and corn oil production and is part of our ethanol production segment. We are constructing 1.6 million bushels of additional grain storage capacity at the Otter Tail plant with completion expected in 2012.

In June 2011, we acquired 2.0 million bushels of grain storage capacity located in Hopkins, Missouri. The grain elevator is located approximately 45 miles from our Shenandoah, Iowa ethanol plant and is included in our agribusiness segment.

In July 2011, we acquired the 49% interest in biofuel terminal operator BlendStar LLC that we did not previously own. BlendStar, whose operations are included in our marketing and distribution segment, provides ethanol transload and splash blending services.

In January 2012, we acquired 1.9 million bushels of grain storage capacity located in St. Edward, Nebraska. The grain elevator is located approximately 40 miles from our Central City, Nebraska ethanol plant and is included in our agribusiness segment.

Algae Joint Venture

In November 2008, we formed a joint venture, BioProcess Algae LLC, between us, Clarcor Inc., BioHoldings, Ltd. and NTR plc, to commercialize algae production as part of our commitment to next-generation biofuels. BioProcess Algae is focused on developing technology to grow and harvest algae, which consume carbon dioxide in commercially viable quantities. We believe algae production fits well into our business model since we already engage in the business of marketing biofuel and feed products. The algae produced have the potential to be used for advanced bio-fuel production, high quality animal feed, or as biomass for energy production, but the current primary focus is on efficiently capturing carbon dioxide to grow and harvest algae. Using advanced photobioreactor technology developed from base technology licensed from BioProcessH2O LLC, BioProcess Algae currently is producing algae at a pilot plant located at our ethanol plant in Shenandoah, Iowa, sustained by the plant’s recycled heat, water and carbon dioxide. Construction of Phase II was completed and the Grower Harvesters™ bioreactors were successfully started up in January 2011. Phase II allows for verification of growth rates, energy balances and operating expenses, which are considered to be some of the key steps to commercialization. The cost of the Phase II project was shared by the joint venture partners. As part of the Phase II funding, we increased our ownership in BioProcess Algae to 35%.

During the third quarter of 2011, BioProcess Algae constructed an outdoor Grower Harvester system next to our Shenandoah ethanol plant, and began successfully producing algae. BioProcess Algae also successfully completed its first round of algae-based poultry feed trials, in conjunction with the University of Illinois. The algae strains produced by the Grower Harvester system for the feed trials demonstrated high energy and protein content that was readily available, similar to other high value feed products used in the feeding of poultry today.

BioProcess Algae broke ground on a five acre algae farm in the first quarter of 2012 at the same location. If we and the other BioProcess Algae members determine that the venture can achieve the desired economic performance from the five acre farm, a build-out of 400 acres of Grower Harvester reactors will be considered. The cost of such a build-out is estimated at $40 million to $60 million and could take up to a year to complete. Funding for BioProcess Algae for such a project would come from a variety of sources including current partners, new equity investors, debt financing or a combination thereof. If a decision was made to replicate such a 400 acre algae farm at all of our ethanol plants, we estimate that the required investment could range from $300 million to $500 million. BioProcess Algae currently is exploring potential algae markets including animal feeds, nutraceuticals and biofuels.

Our Competition

Domestic Ethanol Competitors

We compete with numerous other ethanol producers located throughout the United States, several of which have much greater resources, in the sales of ethanol and distillers grains. In 2011, the three largest ethanol producers in North America were Archer-Daniels-Midland Company, POET, LLC and Valero Energy Corporation. We believe that our principal competitors’ expected managed production capacity and ethanol marketed ranges between approximately 200 mmgy and approximately 1,800 mmgy. Based on production capacity as reported by Ethanol Producer Magazine, we believe we are the fourth largest ethanol producer in North America. According to Ethanol Producer Magazine, as of December 31, 2011, there were 218 ethanol-producing plants within the United States, capable of producing 14.8 billion gallons of ethanol annually, as well as several new plants that were under construction or expanding their capacity. The industry typically does not operate at 100% of capacity with historical rates of annual production to available plant capacity averaging in the high 80 percent to the low 90 percent range. We believe that by the end of 2012, annual U.S. ethanol production capacity could reach 15.0 billion gallons.

Competition for corn supply from other ethanol plants and other corn consumers exists in all areas and regions in which our plants operate. According to Ethanol Producer Magazine, as of December 31, 2011, the states of Iowa, Indiana, Michigan, Minnesota, Nebraska and Tennessee had a total of 107 operating ethanol plants. The state of Iowa had 42 operating ethanol plants concentrated, for the most part, in the northern and central regions of the state where a majority of the corn is produced. The state of Nebraska had 25 operating ethanol plants.

Foreign Ethanol Competitors

We also face competition from foreign producers of ethanol and such competition may increase significantly in the future. Large international companies with much greater resources than ours have developed, or are developing, increased foreign ethanol production capacities. Brazil is the world’s second largest ethanol producer. Brazil makes ethanol primarily from sugarcane. Several large companies produce ethanol in Brazil. For example, in August 2010, Royal Dutch Shell formed a joint venture with Cosan, which produces approximately 450 mmgy of sugarcane-based ethanol per year.

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

Regulatory Matters

Government Ethanol Programs, Policies and Subsidies

In an effort to reduce this country’s dependence on foreign oil, federal and state governments have enacted numerous policies, incentives and subsidies to encourage the usage of domestically-produced alternative fuel solutions. The U.S. ethanol industry has benefited significantly as a direct result of these policies. While historically the ethanol industry has been dependent on economic incentives, the need for such incentives has and may continue to diminish as the acceptance of ethanol as a primary fuel and as a fuel extender continues to increase.

Passed in 2007 as part of the Energy Independence and Security Act, a federal Renewable Fuels Standard, or RFS, has been and will continue to be a driving factor in the growth of ethanol usage. As mandated by the RFS, 12.6 billion gallons of conventional biofuels, which corn-based ethanol falls under, were required to be blended into the U.S. fuel supply in 2011, increasing to 15.0 billion gallons per year by the year 2015. The RFS Flexibility Act was introduced on October 5, 2011 in the U.S. House of Representatives to reduce or eliminate the volumes of renewable fuel use required by RFS based upon corn stocks-to-use ratios. The Domestic Alternative Fuels Act of 2012 was introduced on January 18, 2012 in the U.S. House of Representatives to modify the RFS to include ethanol and other fuels produced from fossil fuels like coal and natural gas. We believe the RFS is a significant component of national energy policy that reduces dependence on foreign oil by the United States. As a result, we believe that the RFS Flexibility Act and the Domestic Alternative Fuels Act will not garner sufficient support to be enacted; however, no assurance can be provided.

To further drive growth in the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. In October 2010, the EPA granted a partial waiver for E15 for use in model year 2007 and newer model passenger vehicles, including cars, SUVs and light pickup trucks. In January 2011, the EPA granted a second partial waiver for E15 for use in model year 2001 through 2006 passenger vehicles. On February 17, 2012, the EPA announced that evaluation of the health effects tests on E15 are complete and that fuel manufacturers are now able to register E15 with the EPA to sell. Over 141 million vehicles, or 60% of the passenger vehicles in service, would be eligible to use E15.

Another previous benefit to the industry was the Volumetric Ethanol Excise Tax Credit, or VEETC (often commonly referred to as the “blender’s credit”) created by the American Jobs Creation Act of 2004. This credit allowed gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. The credit expired on December 31, 2011 and the impact on ethanol demand is uncertain at this time.

Ethanol produced in foreign countries, from sugarcane or other feed stocks imported into the United States, was previously subject to an import tariff of $0.54 per gallon. The import tariff expired on December 31, 2011. Production imported from the Caribbean region was eligible for tariff reduction or elimination under a program known as the Caribbean Basin Initiative. Depending on feed stock prices, ethanol imported from foreign countries may be less expensive than domestically-produced ethanol though foreign demand, transportation costs and infrastructure constraints may temper the market impact on the United States. However, the impact of the expired tariff on the demand for domestically-produced ethanol is uncertain at this time.

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

Separately, the California Air Resources Board, or CARB, has adopted a Low Carbon Fuel Standard, or LCFS, requiring a 10% reduction in GHG emissions from transportation fuels by 2020. An Indirect Land Use Change component is included in this lifecycle GHG emissions calculation, though this standard is being challenged by numerous lawsuits. On December 29, 2011, the U.S. District Court for the Eastern District of California issued several rulings in federal lawsuits challenging the LCFS. One of the rulings preliminarily prevents CARB from enforcing these regulations during the pending litigation. On January 23, 2012, CARB unsuccessfully attempted to appeal these rulings in the U.S. District Court for the Eastern District of California and on January 26, 2012 filed another appeal with the Ninth Circuit Court of Appeals.

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

Employees

As of December 31, 2011, we had 665 full-time, part-time and temporary or seasonal employees. At that date, we employed 100 people, including 44 employees of our subsidiary, Green Plains Trade Group LLC, at our corporate office in Omaha, 152 employees at our agribusiness operations, 5 employees at BlendStar and the remainder at our nine ethanol plants.

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

We continuously monitor the profitability of our ethanol plants with a variety of risk management tools, including our internally-developed real-time operating margin management system. In recent years, the spread between ethanol and corn prices has fluctuated widely and narrowed significantly. Fluctuations are likely to continue to occur. A sustained narrow spread or any further reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect our results of operations and financial position. Further, combined revenues from sales of ethanol and distillers grains could decline below our marginal cost of production, which could cause us to reduce or suspend production at some or all of our plants. A decrease in production volumes could adversely impact our overall profitability.

Our risk management strategies, including hedging transactions, may be ineffective and may expose us to decreased liquidity.

In an attempt to partially offset the effects of volatility of ethanol, distillers grains, corn oil, corn and natural gas prices, we enter into forward contracts to sell a portion of our respective ethanol, distillers grains and corn oil production or to purchase a portion of our respective corn or natural gas requirements. To a much lesser extent, we also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas, ethanol and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to physically receive or deliver the commodities involved. Hedging arrangements also expose us to the risk of financial loss in situations where the counterparty to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the price of the commodity underlying the hedging agreement and the actual prices paid or received by us for the physical commodity bought or sold. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled in the same time frame as the physical commodity is either expensed as a cost of goods sold (corn and natural gas) or sold (ethanol, distillers grains and corn oil). Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol, distillers grains and corn oil. We also vary the amount of hedging or other risk mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. We cannot assure you that our risk management and hedging activities will be effective in offsetting the effects of volatility. If we fail to offset such volatility, our results of operations and financial position may be adversely affected.

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

Corn. Because ethanol competes with non-corn derived fuels, we generally are unable to pass along increases in corn costs to our customers. At certain levels, corn prices may make ethanol uneconomical to produce. There is significant price pressure on local corn markets caused by nearby ethanol plants, livestock industries and other corn consuming enterprises. Additionally, local corn supplies and prices could be adversely affected by rising prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets, or damaging growing conditions such as plant disease or adverse weather.

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

Ethanol is marketed as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of the gasoline with which it is blended and, to a lesser extent, as a gasoline substitute. As a result, ethanol prices are influenced by the supply of and demand for gasoline. Our results of operations may be materially harmed if the demand for, or the price of, gasoline decreases. Conversely, a prolonged increase in the price of, or demand for, gasoline could lead the U.S. government to avoid limiting imported ethanol; the import tariff of $0.54 per gallon was allowed to expire on December 31, 2011.

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

Due to industry increases in U.S. dry mill ethanol production, the production of distillers grains in the United States has increased dramatically, and this trend may continue. This may cause distillers grains prices to fall in the United States, unless demand increases or other market sources are found. To date, demand for distillers grains in the United States has increased roughly in proportion to supply. We believe this is because U.S. farmers use distillers grains as a feedstock, and distillers grains are slightly less expensive than corn, for which it is a substitute. However, if prices for distillers grains in the United States fall, it may have an adverse effect on our business.

Corn Oil. Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides. Corn oil is generally marketed as a feedstock for biodiesel and, therefore, the price of corn oil is affected by demand for biodiesel. In general, corn oil prices follow the same price trends as heating oil and soybean oil. Corn oil revenues historically have not been significant to our business; however, our business may be materially affected by price volatility of corn oil in the future as we expand our corn oil production.

Our existing debt arrangements require us to abide by certain restrictive loan covenants that may hinder our ability to operate and reduce our profitability.

The loan agreements governing secured debt financing at our subsidiaries, and the convertible debt issued in November 2010 contain a number of restrictive affirmative and negative covenants. These covenants limit the ability of our subsidiaries to, among other things, incur additional indebtedness, make capital expenditures above certain limits, pay dividends or distributions, merge or consolidate, or dispose of substantially all of their assets.

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

In the past, we have received waivers from our lenders for failure to meet certain financial covenants and have amended our subsidiary loan agreements to change these covenants. For example, during 2011, the Green Plains Bluffton loan agreement was amended to include equity contributions in the denominator of the fixed coverage ratio and increase the capital expenditures limit. No assurance can be given that, if we are unable to comply with these covenants in the future, we will be able to obtain the necessary waivers or amend our subsidiary loan agreements to prevent a default. Default by us or any of our subsidiaries with respect to any loan in excess of $10.0 million constitutes an event of default under our convertible senior notes, which could result in the convertible senior notes being declared due and payable.

Additionally, in October 2010 we acquired Global Ethanol, LLC, which we renamed Green Plains Holdings II LLC, or Holdings II. Global Ethanol’s lenders had agreed, during a specified forbearance period, to not exercise any right or remedy under its credit agreement for specified defaults related to certain loan covenants that it had been unable to satisfy. Upon closing of the Global Ethanol acquisition, Holdings II entered into an amendment to the existing credit agreement which modifies existing covenants and extends the forbearance period to April 1, 2013. If any future defaults under Holdings II’s credit agreement occur, the lenders are permitted to accelerate the maturity date on the outstanding balance. Notwithstanding these actions, we cannot assure you that Holdings II will be able to comply with the new covenants going forward or obtain additional waivers for non-compliance.

We may fail to realize all of the anticipated benefits of mergers and acquisitions that we have undertaken or may undertake because of integration challenges.

We have increased the size of our operations significantly through mergers and acquisitions and intend to continue to explore potential merger or acquisition opportunities. For example, in March 2011, we acquired our Otter Tail ethanol plant with an annual production capacity of approximately 60 million gallons of ethanol, in June 2011, we acquired 2.0 million bushels of grain storage capacity located in Hopkins, Missouri and in January 2012, we acquired 1.9 million bushels of grain storage capacity located in St. Edward, Nebraska. The anticipated benefits and cost savings of such mergers and acquisitions may not be realized fully, or at all, or may take longer to realize than expected. Acquisitions involve numerous risks, any of which could harm our business, including:

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

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The RFS mandate level for conventional biofuels for 2012 of 13.2 billion gallons approximates current domestic production levels. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS. Any significant increase in production capacity beyond the RFS level might have an adverse impact on ethanol prices. Additionally, the RFS mandate with respect to ethanol derived from grain could be reduced or waived entirely. A reduction or waiver of the RFS mandate could adversely affect the prices of ethanol and our future performance. The RFS Flexibility Act was introduced on October 5, 2011 in the U.S. House of Representatives to reduce or eliminate the volumes of renewable fuel use required by RFS based upon corn stocks-to-use ratios. The Domestic Alternative Fuels Act of 2012 was introduced on January 18, 2012 in the U.S. House of Representatives to modify the RFS to include ethanol and other fuels produced from fossil fuels like coal and natural gas. We believe the RFS is a significant component of national energy policy that reduces dependence on foreign oil by the United States. Our operations could be adversely impacted if the RFS Flexibility Act or the Domestic Alternative Fuels Act of 2012 are enacted.

Referred to as the blender’s credit, the Volumetric Ethanol Excise Tax Credit, or VEETC, provided companies with a tax credit to blend ethanol with gasoline. The Food, Conservation and Energy Act of 2008, or the 2008 Farm Bill, amended the amount of tax credit provided under VEETC to 45 cents per gallon of pure ethanol and 38 cents per gallon for E85, a blended motor fuel containing 85% ethanol and 15% gasoline. The blender’s credit expired on December 31, 2011.

Federal law mandates the use of oxygenated gasoline. If these mandates are repealed, the market for domestic ethanol would be diminished significantly. Additionally, flexible-fuel vehicles receive preferential treatment in meeting corporate average fuel economy, or CAFE, standards. However, high blend ethanol fuels such as E85 result in lower fuel efficiencies. Absent the CAFE preferences, it may be unlikely that auto manufacturers would build flexible-fuel vehicles. Any change in these CAFE preferences could reduce the growth of E85 markets and result in lower ethanol prices, which could adversely impact our operating results.

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

Recent legislation, such as the American Recovery and Reinvestment Act of 2009 and the Energy Independence and Security Act of 2007, provides numerous funding opportunities in support of cellulosic ethanol, which is obtained from other sources of biomass such as switchgrass and fast growing poplar trees. In addition, the amended RFS mandates an increasing level of production of biofuels that are not derived from corn. Federal policies suggest a long-term political preference for cellulosic processes using alternative feedstocks such as switchgrass, silage, wood chips or other forms of biomass. Cellulosic ethanol may have a smaller carbon footprint because the feedstock does not require energy-intensive fertilizers and industrial production processes. Additionally, cellulosic ethanol is favored because it is unlikely that foodstuff is being diverted from the market. Several cellulosic ethanol plants are under development. As research and development programs persist, there is the risk that cellulosic ethanol could displace corn ethanol. In addition, any replacement of federal incentives from corn-based to cellulosic-based ethanol production may reduce our profitability.

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

Environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations. Furthermore, ongoing plant operations are governed by OSHA. OSHA regulations may change in a way that increases the costs of operations at our plants. If any of these events were to occur, they could have an adverse impact on our operations, cash flows and financial position.

Part of our business is regulated by environmental laws and regulations governing the labeling, use, storage, discharge and disposal of hazardous materials. Because we use and handle hazardous substances in our businesses, changes in environmental requirements or an unanticipated significant adverse environmental event could have an adverse effect on our business. We cannot assure you that we have been, or will at all times be, in compliance with all environmental requirements, or that we will not incur material costs or liabilities in connection with these requirements. Private parties, including current and former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us, or contained in its products. We are also exposed to residual risk because some of our facilities and land may have environmental liabilities arising from their prior use. In addition, changes to environmental regulations may require us to modify existing plant and processing facilities and could significantly increase the cost of those operations.

Our business is affected by the regulation of greenhouse gases, or GHG, and climate change. New climate change regulations could impede our ability to successfully operate our business.

Our plants emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its final regulations on RFS 2. We believe these final regulations grandfather our plants at their current operating capacity, though expansion of our plants will need to meet a threshold of a 20% reduction in GHG emissions from a 2005 baseline measurement for the ethanol over current capacity to be eligible for the RFS 2 mandate. The EPA issued its final rule on GHG emissions from stationary sources under the Clean Air Act in May 2010. These final rules may require us to apply for additional permits for our ethanol plants. In order to expand capacity at our plants, we may have to apply for additional permits, install advanced technology, or reduce drying of certain amounts of distillers grains. We may also be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with other future law or regulation. Compliance with future law or regulation of carbon dioxide, or if we choose to expand capacity at certain of our plants, compliance with then-current regulation of carbon dioxide, could be costly and may prevent us from operating our plants as profitably, which may have an adverse impact on our operations, cash flows and financial position.

The California Air Resources Board, or CARB, has adopted a Low Carbon Fuel Standard, or LCFS, requiring a 10% reduction in GHG emissions from transportation fuels by 2020. Additionally, an Indirect Land Use Change, or ILUC, component is included in the lifecycle GHG emissions calculation. On December 29, 2011, the U.S. District Court for the Eastern District of California issued several rulings in federal lawsuits challenging the LCFS. One of the rulings preliminarily prevents CARB from enforcing these regulations during the pending litigation. On January 23, 2012, CARB unsuccessfully attempted to appeal these rulings in the U.S. District Court for the Eastern District of California and on January 26, 2012 filed another appeal with the Ninth Circuit Court of Appeals. While this standard is currently being challenged by various lawsuits, implementation of such a standard may have an adverse impact on our market for corn-based ethanol in California if it is determined that corn-based ethanol fails to achieve lifecycle GHG emission reductions.

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

As of December 31, 2011, our total debt was $636.8 million. Our level of debt could have significant consequences to our shareholders, including the following:

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

•

limiting our ability to make business and operational decisions regarding our business and subsidiaries, including, among other things, limiting our subsidiary’s ability to pay dividends, make capital improvements, sell or purchase assets or engage in transactions deemed appropriate and in our best interest.

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

Some ethanol producers have faced financial distress, culminating with bankruptcy filings by several companies over the past four years. This, in combination with continued volatility in the capital markets has resulted in reduced availability of capital for the ethanol industry generally. Construction of our plants and anticipated levels of required working capital were funded under long-term credit facilities. Increases in liquidity requirements could occur due to, for example, increased commodity prices. Our operating cash flow is dependent on our ability to profitably operate our businesses and overall commodity market conditions. In addition, we may need to raise additional financing to fund growth of our businesses. In this market environment, we may experience limited access to incremental financing. This could cause us to defer or cancel growth projects, reduce our business activity or, if we are unable to meet our debt repayment schedules, cause a default in our existing debt agreements. These events could have an adverse effect on our operations and financial position.

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

We operate in a very competitive environment. The ethanol industry is primarily comprised of smaller entities that engage exclusively in ethanol production and large integrated grain companies that produce ethanol along with their base grain businesses. We face competition for capital, labor, corn and other resources from these companies. Until recently, oil companies, petrochemical refiners and gasoline retailers have not been engaged in ethanol production to a large extent. These companies, however, form the primary distribution networks for marketing ethanol through blended gasoline. During the past few years, several large oil companies have entered the ethanol production market. If these companies increase their ethanol plant ownership or other oil companies seek to engage in direct ethanol production, there will be less of a need to purchase ethanol from independent ethanol producers like us. Such a structural change in the market could result in an adverse effect on our operations, cash flows and financial position.

We operate in a highly competitive industry.

In the United States, we compete with other corn processors and refiners, including Archer-Daniels-Midland Company, POET, LLC and Valero Energy Corporation. Some of our competitors are divisions of larger enterprises and have greater financial resources than we do. Although some of our competitors are larger than we are, we also have many smaller competitors. Farm cooperatives comprised of groups of individual farmers have been able to compete successfully. As of December 31, 2011, the top ten domestic producers accounted for approximately 48.6% of all production, with production capacities ranging from approximately 200 mmgy to 1,800 mmgy. If our competitors consolidate or otherwise grow and we are unable to similarly increase our size and scope, our business and prospects may be significantly and adversely affected.

Our competitors also include plants owned by farmers who earn their livelihood through the sale of corn, and competitors whose primary business is oil refining and retail gasoline sales. These competitors may continue to operate their plants when market conditions are uneconomic due to benefits realized in other operations.

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

While foreign demand, transportation costs and infrastructure constraints may temper the market impact throughout the United States, competition from imported ethanol may affect our ability to sell our ethanol profitably, which may have an adverse effect on our operations, cash flows and financial position.

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

Since our formation in 2004, our business has grown significantly in size and complexity. This growth has placed, and is expected to continue to place, significant demands on our management, systems, internal controls and financial and physical resources. In addition, if we acquire additional operations, we expect that we will need to further develop our financial and managerial controls and reporting systems to accommodate future growth. This will require us to incur expenses related to hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. Our inability to manage growth effectively could have an adverse effect on our results of operations, financial position and cash flows.

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

We have had a history of operating losses from 2006 to 2008, and may incur operating losses in the future, which could be substantial. Although we have sustained profitability from 2009 to 2011, we may not be able to continue to sustain or increase profitability on a quarterly or annual basis, which could result in a decrease in the trading price of our common stock.

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

Research is currently underway to develop other products that could directly compete with ethanol and may have more potential advantages than ethanol. Advantages of such competitive products may include, but are not limited to: lower vapor pressure, making it easier to add gasoline; energy content closer to or exceeding that of gasoline, such that any decrease in fuel economy caused by the blending with gasoline is reduced; an ability to blend at a higher concentration level for use in standard vehicles; reduced susceptibility to separation when water is present; and suitability for transportation in petroleum pipelines. Such products could have a competitive advantage over ethanol, making it more difficult to market our ethanol, which could reduce our ability to generate revenue and profits.

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

We may be required to provide remedies for the delivery of off-specification ethanol, distillers grains or corn oil.

If we produce and deliver ethanol, distillers grains or corn oil that does not meet the specifications defined by the sales contract, we may be subject to quality claims requiring us to refund the purchase price of any non-conforming product or replace any non-conforming product at our expense. We may be forced to purchase replacement quantities of ethanol, distillers grains or corn oil at higher prices to fulfill these contractual obligations. In addition, ethanol, distillers grains or corn oil purchased from other producers, including producers that we provide marketing and distribution services for, and subsequently sold to others may result in similar claims if the product does not meet applicable contract specifications.

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

We extract non-edible corn oil from the whole stillage process immediately prior to the production of distillers grains. Several universities are trying to determine how corn oil extraction may affect nutritional energy values of the resulting distillers grains. If it is determined that corn oil extraction adversely affects the digestible energy content of distillers grains, the value of our distillers grains may be affected, which could have a negative impact on our profitability.

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

In selling ethanol, distillers grains and corn oil we may experience concentrations of credit risk from a variety of customers, including major integrated oil companies, large independent refiners, petroleum wholesalers, other marketers and jobbers. We are also exposed to credit risk resulting from sales of grain to large commercial buyers, including other ethanol plants. Our fixed-price forward contracts also result in credit risk when prices change significantly prior to delivery. In addition, we may prepay for or make deposits on undelivered inventories. Concentrations of credit risk with respect to inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs. The inability of a third party to make payments to us for our sales, to provide product to us on advances made, or to perform on fixed-price contracts may cause us to experience losses and may adversely impact our liquidity and our ability to make our payments when due.

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

We are exposed to potential business disruption from factors outside our control, including natural disasters, seasonality, severe weather conditions, accidents, and unforeseen plant operational failures due to faulty construction design or other factors, any of which could adversely affect our cash flows and operating results.

Potential business disruption in available transportation due to natural disasters, significant track damage resulting from a train derailment, or strikes by our transportation providers could result in delays in procuring and supplying raw materials to our ethanol or grain facilities, or transporting ethanol and distillers grains to our customers. We also run the risk of unforeseen operational issues, due to faulty construction design or other factors, that may result in an extended plant shutdown. Such business disruptions would cause the normal course of our business operations to stall and may result in our inability to meet customer demand or contract delivery requirements, as well as the potential loss of customers.

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

We have acquired insurance that we believe to be adequate to prevent loss from foreseeable risks. However, events occur for which no insurance is available or for which insurance is not available on terms that are acceptable to us. Loss from such an event, such as, but not limited to, earthquake, tornado, war, riot, terrorism or other risks, may not be insured and such a loss may have a material adverse effect on our operations, cash flows and financial position.

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

We rely on network infrastructure and enterprise applications, and internal technology systems for our operational, marketing support and sales, and product development activities. The hardware and software systems related to such activities are subject to damage from earthquakes, floods, lightning, tornados, fire, power loss, telecommunication failures and other similar events. They are also subject to acts such as computer viruses, physical or electronic vandalism or other similar disruptions that could cause system interruptions and loss of critical data, and could prevent us from fulfilling our customers’ orders. We cannot assure you that any of our backup systems would be sufficient. Any event that causes failures or interruption in our hardware or software systems could result in disruption of our business operations, have a negative impact on our operating results, and damage our reputation.

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

As of December 31, 2011, subsidiaries of NTR plc, Wilon Holdings, S.A., and Wayne Hoovestol, a director and our former Chief Executive Officer, beneficially own approximately 23.5%, 6.3% and 2.8%, respectively, of our outstanding common stock. NTR, Wilon and Mr. Hoovestol have entered into a Shareholders’ Agreement with us in which Wilon has the right to designate one individual to be nominated to our board so long it holds more than 2.5% of our outstanding stock. NTR, Wilon and Mr. Hoovestol have agreed to vote for Wilon’s nominee at any meeting of shareholders for the purpose of electing directors. As a result of the share ownership by NTR, Wilon and Mr. Hoovestol, these shareholders have the ability to significantly influence the composition of our Board of Directors and other matters requiring shareholder approval including mergers and other significant transactions. These shareholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership could present or delay a change of control of us or deprive shareholders of a right to receive a premium for their shares as part of our sale, which could also affect the market price of our common stock.

A significant percentage of our outstanding voting stock is held by a concentrated number of shareholders which could impact your liquidity.

As of December 31, 2011, approximately 36.8% of our outstanding common stock is held by NTR, Wilon, and our executive officers and directors. Continued concentrated ownership could result in fewer shares being available to be traded in the market, resulting in reduced liquidity. In addition, a decision by one or more large shareholder to liquidate its holdings could adversely affect the trading price of our stock. On August 11, 2010, the SEC declared effective the S-3 Registration Statement we had filed at the request of NTR to register the resale of 11,227,653 shares of our common stock representing all of NTR’s shares held at that date, as permitted under the Shareholders’ Agreement. The registration statement permits NTR to sell some or all of its shares without restriction. On September 9, 2011, we repurchased 3.5 million shares of common stock from NTR plc reducing their ownership to 7,727,653 shares. The registration of the remaining shares of common stock does not necessarily mean that NTR will offer or sell any more of these shares.

Anti-takeover provisions could make it difficult for a third party to acquire us.

Our second amended and restated articles of incorporation, our amended and restated bylaws and Iowa law contain anti-takeover provisions that could have the effect of delaying or preventing changes in control of us or our management. These provisions could also discourage proxy contests and make it more difficult for our shareholders to elect directors and take other corporate actions without the concurrence of our Board of Directors. The provisions in our charter documents include the following:

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

Our loan agreements grant a security interest in substantially all of our owned real property. See Note 10 – Debt included herein as part of the Notes to Consolidated Financial Statements for a discussion of our loan agreements.

Corporate

We currently lease approximately 29,857 square feet of office space at 450 Regency Parkway in Omaha, Nebraska for our corporate headquarters, which houses our corporate administrative functions and commodity trading operations.

Ethanol Production Segment

As disclosed and detailed in our discussion of the ethanol production segment, we own a total of approximately 1,530 acres of land in nine locations with a combined plant production capacity of 740 mmgy. We also lease approximately 129 acres of land near our Obion plant. We believe that the property owned and leased at the sites of our nine ethanol plants will be adequate to accommodate our current needs, as well as potential expansion, at those sites.

Agribusiness Segment

We own approximately 134 acres of land at seven locations in northwest Iowa for our agribusiness operations with grain storage capacity of approximately 19.6 million bushels, 3.6 million gallons of liquid fertilizer storage and 12,000 tons of dry fertilizer storage. We also own approximately 11 acres of land at our grain elevator in Essex, Iowa, with grain storage capacity of approximately 1.9 million bushels at this site. In west Tennessee, we own 38 acres of land with grain storage capacity of approximately 13.7 million bushels. In June 2011, we acquired approximately 5.1 acres of land in Hopkins, Missouri with licensed grain storage capacity of approximately 2.0 million bushels and in January 2012, we acquired approximately 5.8 acres of land in St. Edward, Nebraska with grain storage capacity of approximately 1.9 million bushels. We believe that the property owned at these sites will be adequate to accommodate our current needs, as well as potential expansion.

Marketing and Distribution Segment

Our ethanol, distillers grains and corn oil marketing operations are located at our corporate office, which is discussed above. BlendStar owns nine acres and leases approximately 19 acres of land in ten locations (with one owned location currently in development) throughout the south central United States, as disclosed in Item 1 – Business, for its blending and terminaling operations. We believe that the property owned and leased at the locations will be adequate to accommodate our current needs, as well as potential expansion.

Item 3.	Legal Proceedings.

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

Green Plains Bluffton LLC was issued a notice of violation under Section 113(a)(1) of the Clean Air Act by the EPA on July 1, 2011 for violations of the Indiana State Implementation Plan for exceeding NOx emission limits per hour and for operation of the thermal oxidizer below the required average temperature pursuant to the Federally Enforceable State Operating Permit issued to the facility by the Indiana Department of Environmental Management. The EPA has proposed a fine of approximately $197 thousand though we believe there are mitigating factors that may reduce this amount below such level once resolved. Furthermore, we believe we may have recourse to the vendor who installed the continuous emissions monitoring system, the operation of which was the source of the violation.

In addition to the above-described proceedings, we are currently involved in other litigation that has arisen in the ordinary course of business; however, we do not believe that any of this other litigation will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades under the symbol “GPRE” on The NASDAQ Global Market, or NASDAQ. The following table sets forth, for the periods indicated, the high and low common stock sale prices as reported by NASDAQ.

Year Ended December 31, 2011	High	Low
Three months ended December 31, 2011 (1)	$11.48	$8.34
Three months ended September 30, 2011	12.06	9.06
Three months ended June 30, 2011	12.80	9.87
Three months ended March 31, 2011	13.00	10.97

Year Ended December 31, 2010	High	Low
Three months ended December 31, 2010	$13.64	$10.53
Three months ended September 30, 2010	12.35	8.12
Three months ended June 30, 2010	16.25	10.12
Three months ended March 31, 2010	17.97	11.23

(1)	The closing price of our common stock on December 31, 2011 was $9.76

Holders of Record

As of December 31, 2011, as reported to us by our transfer agent, there were 2,673 holders of record of our common stock, not including beneficial holders whose shares are held in names other than their own. This figure does not include 17,871,407 shares held in depository trusts.

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

Issuer Purchases of Equity Securities

Employees surrender shares upon the vesting of restricted stock grants to satisfy payroll tax withholding obligations. The following table sets forth the shares that were surrendered by month during the fourth quarter of 2011.

Month	Total Number of Shares Withheld	Average Price Paid per Share
October	9,626	$9.94
November	3,771	$10.43
December	—	$—

Total	13,397	$10.08

On September 9, 2011, we repurchased 3.5 million shares of common stock at a price of $8.00 per share from a subsidiary of NTR plc, which is a principal shareholder. We do not have a share repurchase program and do not intend to retire the repurchased shares.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

Refer to Part III, Item 12, contained herein, for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph

The following line-graph compares our cumulative stockholder return on an indexed basis with the NASDAQ Composite Index (IXIC) and the NASDAQ Clean Edge Green Energy Index (CELS) for the fiscal year ended November 30, 2007, for the 13-month period ended December 31, 2008, and for the years ended December 31, 2009, 2010 and 2011. The graph assumes that the value of the investment in our common stock and each index was $100 at November 30, 2006, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Green Plains Renewable Energy, the NASDAQ Composite Index,

and the NASDAQ Clean Edge Green Energy Index

*$100 invested on 11/30/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	11/06	11/07	12/08	12/09	12/10	12/11
Green Plains Renewable Energy, Inc.	$100.00	$36.09	$6.64	$53.66	$40.64	$35.22
NASDAQ Composite	$100.00	$110.40	$65.47	$94.93	$111.79	$110.50
NASDAQ Clean Edge Green Energy	$100.00	$179.32	$71.67	$106.31	$109.08	$60.73

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

The following selected financial data have been derived from our consolidated financial statements. The statement of operations data for the years ended December 31, 2011, 2010 and 2009, and the balance sheet data as of December 31, 2011 and 2010 are derived from and should be read in conjunction with our audited consolidated financial statements, including accompanying notes, included elsewhere in this report. The statement of operations data for the nine-month transition period ended December 31, 2008 and the fiscal year ended March 31, 2008, and the balance sheet data as of December 31, 2009, December 31, 2008 and March 31, 2008 were derived from our audited consolidated financial statements not included in this report, which also contain a description of a number of matters that materially affect the comparability of the periods presented. The data should be read together with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report. The financial information below is not necessarily indicative of results to be expected for any future period. Future results could differ materially from historical results due to many factors, including those discussed in Item 1A – Risk Factors of this report.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008 (1)	Year Ended March 31, 2008 (1)
Statement of Operations Data:
(in thousands, except per share information)
Revenues	$3,553,712	$2,133,922	$1,305,793	$188,758	$—
Cost of goods sold	3,381,480	1,981,396	1,221,745	175,444	—
Gross profit	172,232	152,526	84,048	13,314	—
Selling, general and administrative expenses	73,219	60,475	44,923	18,467	5,423
Operating income (loss)	99,013	92,051	39,125	(5,153)	(5,423)
Total other income (expense)	(37,114)	(26,000)	(18,880)	(2,896)	1,423
Net income (loss)	38,213	48,162	20,154	(8,049)	(4,000)
Net income (loss) attributable to Green Plains	38,418	48,012	19,790	(6,897)	(3,520)

Earnings (loss) per share attributable to Green Plains:
Basic	$1.09	$1.55	$0.79	$(0.56)	$(0.47)
Diluted	$1.01	$1.51	$0.79	$(0.56)	$(0.47)

Other Data:
EBITDA (unaudited and in thousands) (2)	$148,620	$129,550	$67,707	$601	$(3,980)

	December 31,				March 31,
	2011	2010	2009	2008	2008
Balance Sheet Data (in thousands):
Cash and cash equivalents	$174,988	$233,205	$89,779	$62,294	$538
Current assets	576,420	606,686	252,446	190,797	5,285
Total assets	1,420,828	1,397,779	878,081	693,263	254,175
Current liabilities	360,965	342,503	174,332	108,446	26,856
Long-term debt	493,407	527,900	388,573	299,011	80,711
Total liabilities	915,471	900,137	567,373	413,278	107,567
Stockholders’ equity	505,357	497,642	310,708	279,985	107,986

(1)	The October 15, 2008 merger with VBV, LLC was accounted for as a reverse acquisition. Although VBV was considered the acquiring entity for accounting purposes, the merger was structured so that VBV became our wholly-owned subsidiary. As a result, our assets and liabilities as of October 15, 2008, the date of the merger closing, were incorporated into VBV’s balance sheet based on the fair values of the net assets, which equaled the consideration paid in the merger. U.S. generally accepted accounting principles, or GAAP, also requires an allocation of the acquisition consideration to individual assets and liabilities including tangible assets, financial assets, separately-recognized intangible assets and goodwill. Pursuant to reverse merger accounting rules, our consolidated financial statements and results of operations for the nine-month transition period ended December 31, 2008, the year ended March 31, 2008 and the period from September 29, 2006 (date of inception) to March 31, 2007 reflect the historical financial results of VBV and its subsidiaries for these periods, along with the acquired fair value of our assets and liabilities as of October 15, 2008 and our financial results since October 15, 2008.
(2)	Management uses earnings before interest, income taxes, noncontrolling interests, depreciation and amortization, or EBITDA, to compare the financial performance of our business segments and to internally manage those segments. Management believes that EBITDA provides useful information to investors as a measure of comparison with peer and other companies. EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles. EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA may not be comparable with a similarly titled measure of another company. The following sets forth the reconciliation of net income to EBITDA for the periods indicated (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Nine-Month Transition Period Ended December 31, 2008	Year Ended March 31, 2008
Net income (loss) attributable to Green Plains	$38,418	$48,012	$19,790	$(6,897)	$(3,520)
Interest expense	36,645	26,144	18,827	4,119	—
Depreciation and amortization	50,076	37,355	28,635	4,531	20
Net income (loss) attributable to noncontrolling interests	(205)	150	364	(1,152)	(480)
Income taxes	23,686	17,889	91	—	—

EBITDA	$148,620	$129,550	$67,707	$601	$(3,980)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We were formed in June 2004, incurring development costs until our first two plants were completed. Our plant in Shenandoah, Iowa commenced operations in August 2007 and our plant in Superior, Iowa commenced operations in July 2008. To complement and enhance our ethanol production facilities, in April 2008, we acquired Great Lakes Cooperative, a full-service farm cooperative in northwestern Iowa and southwestern Minnesota. As a result of our October 2008 merger with VBV LLC, we acquired two additional ethanol plants, located in Bluffton, Indiana and Obion, Tennessee, that commenced operations in September 2008 and November 2008, respectively. In January 2009, we acquired a majority interest in BlendStar which operates nine blending or terminaling facilities with approximately 625 mmgy of total throughput capacity in seven states in the south central United States. In July 2009, we acquired two limited liability companies that owned ethanol plants in Central City and Ord, Nebraska that added operating capacity totaling 150 mmgy. In April 2010, we acquired five grain elevators with federally licensed grain storage capacity of 11.7 million bushels, all located in western Tennessee, within 50 miles of our Obion ethanol plant. In October 2010, we acquired Global Ethanol, LLC, adding two ethanol plants with a combined annual production capacity of approximately 160 million gallons. In March 2011, we acquired an ethanol plant near Fergus Falls, Minnesota with an annual production capacity of approximately 60 million gallons. In June 2011, we acquired 2.0 million bushels of grain storage capacity located in Hopkins, Missouri, which is approximately 45 miles from our Shenandoah, Iowa ethanol plant. In July 2011, we acquired all remaining noncontrolling interests in BlendStar. In January 2012, we acquired 1.9 million bushels of grain storage capacity located in St. Edward, Nebraska, which is approximately 40 miles from our Central City, Nebraska ethanol plant.

We are a leading, vertically-integrated producer, marketer and distributer of ethanol. We focus on generating stable operating margins through our diversified business segments and our risk management strategy. We believe that owning and operating assets throughout the ethanol value chain enables us to mitigate changes in commodity prices and differentiates us from companies focused only on ethanol production. Today, we have operations throughout the ethanol value chain, beginning upstream with our agronomy and grain handling operations, continuing through our approximately 740 million gallons per year, or mmgy, of ethanol production capacity and ending downstream with our ethanol marketing, distribution and blending facilities.

Our management reviews our operations in four separate operating segments:

•

Ethanol Production. We operate a total of nine ethanol plants in Indiana, Iowa, Michigan, Minnesota, Nebraska and Tennessee, with approximately 740 mmgy of total ethanol production capacity. At capacity, these plants collectively will consume approximately 265 million bushels of corn and produce approximately 2.1 million tons of distillers grains annually.

•

Corn Oil Production. We operate corn oil extraction systems at all nine of our ethanol plants, with the capacity to produce approximately 130 million pounds annually. The corn oil systems are designed to extract non-edible corn oil from the whole stillage process immediately prior to production of distillers grains. Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides.

•

Agribusiness. We operate three lines of business within our agribusiness segment: bulk grain, agronomy and petroleum. In our bulk grain business, we have 15 grain elevators with approximately 39.1 million bushels of total storage capacity. We sell fertilizer and other agricultural inputs and provide application services to area producers, through our agronomy business. Additionally, we sell petroleum products including diesel, soydiesel, blended gasoline and propane, primarily to agricultural producers and consumers. We believe our bulk grain business provides synergies with our ethanol production segment as it supplies a portion of the feedstock for our ethanol plants.

•

Marketing and Distribution. Our in-house marketing business is responsible for the sales, marketing and distribution of all ethanol, distillers grains and corn oil produced at our nine ethanol plants. We also market and distribute ethanol for third-party ethanol producers with production capacity totaling approximately 260 mmgy. Additionally, our wholly-owned subsidiary, BlendStar LLC, operates nine blending or terminaling facilities with approximately 625 mmgy of total throughput capacity in seven states in the south central United States.

We have redefined our operating segments to segregate corn oil production as a reportable segment to reflect the manner by which executive management manages, allocates resources to, and measures the performance of our businesses. We initiated corn oil production in October 2010, with implementation of such extraction technology at all of our ethanol plants completed during 2011. Corn oil production was previously reported as a component of our marketing and distribution segment; however, all prior period segment results have been restated to reflect this change.

We intend to continue to take a disciplined approach in evaluating new opportunities related to potential acquisition of additional ethanol plants by considering whether the plants fit within the design, engineering and geographic criteria we have developed. In our marketing and distribution segment, our strategy is to renew existing marketing contracts, as well as enter new contracts with other ethanol producers. We also intend to pursue opportunities to develop or acquire additional grain elevators and agronomy businesses, specifically those located near our ethanol plants. We believe that owning additional agribusiness operations in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. We also plan to continue to grow our downstream access to customers and are actively seeking new marketing opportunities with other ethanol producers.

We continue our support of the BioProcess Algae joint venture, which is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities. Construction of Phase II was completed and the Grower Harvesters™ bioreactors were successfully started up in January 2011. Phase II allows for verification of growth rates, energy balances and operating expenses, which are considered to be some of the key steps to commercialization. The cost of the Phase II project was shared by the joint venture partners. As part of the Phase II funding, we increased our ownership in BioProcess Algae to 35%. During the third quarter of 2011, BioProcess Algae constructed an outdoor Grower Harvester system next to our Shenandoah ethanol plant, which is successfully producing algae. BioProcess Algae successfully completed its first round of algae-based poultry feed trials, in conjunction with the University of Illinois. The algae strains produced by the Grower Harvester system for the feed trials demonstrated high energy and protein content that was readily available, similar to other high value feed products used in the feeding of poultry today. BioProcess Algae broke ground on a five acre algae farm in the first quarter of 2012 at the same location. If we and the other BioProcess Algae members determine that the venture can achieve the desired economic performance from the five acre farm, a build-out of 400 acres of Grower Harvester reactors will be considered. The cost of such a build-out is estimated at $40 million to $60 million and could take up to a year to complete. Funding for BioProcess Algae for such a project would come from a variety of sources including current partners, new equity investors, debt financing or a combination thereof. If a decision was made to replicate such a 400 acre algae farm at all of our ethanol plants, we estimate that the required investment could range from $300 million to $500 million. BioProcess Algae currently is exploring potential algae markets including animal feeds, nutraceuticals and biofuels.

Industry Factors Affecting our Results of Operations

Variability of Commodity Prices. Our operations and our industry are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains and natural gas. Because the market prices of these commodities are not always correlated, at times ethanol production may be unprofitable. As commodity price volatility poses a significant threat to our margin structure, we have developed a risk management strategy focused on locking in favorable operating margins when they are available. We continually monitor market prices of corn, natural gas and other input costs relative to the prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales contracts, or a combination of strategies within strict limits. Our primary focus is not to manage general price movements of individual commodities, for example to minimize the cost of corn consumed, but rather to lock in favorable profit margins whenever possible. By using a variety of risk management tools and hedging strategies, including our internally-developed real-time margin management system, we believe we are able to maintain a disciplined approach to risk.

There may be periods of time that, due to the variability of commodity prices and compressed margins identified by our risk management system, we make a decision to reduce or cease ethanol production operations at certain of our ethanol plants. In the first quarter of 2012, we have reduced production volumes at two of our ethanol plants by approximately 30%, or about 5% of our total production, in direct response to unfavorable operating margins. In response to relatively strong margins in the fourth quarter of 2011, the ethanol industry increased production and ended the year with excess inventories, which has adversely affected the margin environment in the beginning of 2012.

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

Legislation. Federal and state governments have enacted numerous policies, incentives and subsidies to encourage the usage of domestically-produced alternative fuel solutions. Passed in 2007 as part of the Energy Independence and Security Act, a federal Renewable Fuels Standard, or RFS, has been and we expect will continue to be a driving factor in the growth of ethanol usage. The RFS Flexibility Act was introduced on October 5, 2011 in the U.S. House of Representatives to reduce or eliminate the volumes of renewable fuel use required by RFS based upon corn stocks-to-use ratios. The Domestic Alternative Fuels Act of 2012 was introduced on January 18, 2012 in the U.S. House of Representatives to modify the RFS to include ethanol and other fuels produced from fossil fuels like coal and natural gas.

To further drive growth in the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. In October 2010, the EPA granted a partial waiver for E15 for use in model year 2007 and newer model passenger vehicles, including cars, SUVs, and light pickup truck. In January 2011, the EPA granted a second partial waiver for E15 for use in model year 2001 to 2006 passenger vehicles. On February 17, 2012, the EPA announced that evaluation of the health effects tests on E15 are complete and that fuel manufacturers are now able to register E15 with the EPA to sell. Another major benefit to the industry was the blender’s credit, which allowed gasoline distributors who blended ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. The blender’s credit expired on December 31, 2011; however, even without the blender’s credit, ethanol remains at a discount to gasoline.

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

Impairment of Long-Lived Assets and Goodwill

Our long-lived assets consist of property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we record an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges have been recorded during the periods presented.

Our goodwill consists of amounts relating to our acquisitions of Green Plains Ord, Green Plains Central City, Green Plains Holdings II, Green Plains Otter Tail and BlendStar. We review goodwill at an individual plant or subsidiary level for impairment at least annually, as of October 1, or more frequently whenever events or changes in circumstances indicate that impairment may have occurred. We perform a two-step impairment test to evaluate goodwill. Under the first step, we compare the estimated fair value of the reporting unit with its carrying value (including goodwill). If the estimated fair value of the reporting unit is less than its carrying value, we complete a second step to determine the amount of the goodwill impairment that we should record. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill. We compare the resulting implied fair value of the goodwill to the carrying amount and record an impairment charge for the difference. As of our most recent annual review of goodwill, we have determined that the estimated fair value of each reporting unit substantially exceeds each of their respective carrying values.

The reviews of long-lived assets and goodwill require making estimates regarding amount and timing of projected cash flows to be generated by an asset or asset group over an extended period of time. Management judgment regarding the existence of circumstances that indicate impairment is based on numerous potential factors including, but not limited to, a decline in our future projected cash flows, a decision to suspend operations at a plant for an extended period of time, a sustained decline in our market capitalization, a sustained decline in market prices for similar assets or businesses, or a significant adverse change in legal or regulatory factors or the business climate. Significant management judgment is required in determining the fair value of our long-lived assets and goodwill to measure impairment, including projections of future cash flows. Fair value is determined through various valuation techniques including discounted cash flow models, market values and third-party independent appraisals, as considered necessary. Changes in estimates of fair value could result in a write-down of the asset in a future period. Given the current economic and regulatory environment and uncertainties regarding the impact on our business, there are no assurances that our estimates and assumptions will prove to be an accurate prediction of the future.

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

We evaluate our contracts to determine whether the contracts are derivatives as certain derivative contracts that involve physical delivery may qualify for the normal purchases or normal sales exemption as they will be expected to be used or sold over a reasonable period in the normal course of business. Any derivative contracts that do not meet the normal purchase or sales criteria are recorded at fair value with the unrealized gains and losses from the change in fair value recorded in operating income unless the contracts qualify for hedge accounting treatment.

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

We use exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on our grain inventories and forward purchase and sales contracts within our agribusiness segment. Exchange-traded futures and options contracts are valued at unadjusted prices in an active market. Grain inventories held for sale, forward purchase contracts and forward sale contracts of this segment are valued at market prices, where available, or other market quotes adjusted for differences, primarily transportation, between the exchange-traded market and the local markets on which the terms of the contracts are based. Changes in the fair value of grain inventories held for sale, forward purchase and sale contracts, and exchange-traded futures and options contracts, are recognized in earnings as a component of cost of goods sold. We are exposed to loss in the event of non-performance by the counter-party to forward purchase and forward sales contracts.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2011, we adopted the amended guidance in ASC Topic 805, Business Combinations, which, if we complete a business combination during the reporting period, requires us to disclose our pro forma revenue and earnings as though the business combinations that occurred during the current period had occurred as of the beginning of the comparable prior annual reporting period. The amended guidance also requires us to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

Effective January 1, 2011, we adopted the second phase of the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures, which requires us to disclose information in the reconciliation of recurring Level 3 measurements regarding purchases, sales, issuances and settlements on a gross basis, with a separate reconciliation for assets and liabilities. We did not experience an impact from the additional disclosure requirements as we do not have any recurring Level 3 measurements.

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

Effective January 1, 2012, we will be required to adopt the amended guidance in ASC Topic 220, Comprehensive Income. This accounting standards update, which helps to facilitate the convergence of GAAP and IFRS, is aimed at increasing the prominence of other comprehensive income in the financial statement by eliminating the option to present other comprehensive income in the statement of stockholders’ equity, and requiring comprehensive income to be reported in either a single continuous statement or in two separate but consecutive statements reporting net income and other comprehensive income. This amended guidance will be implemented retroactively. We have determined that the changes to the accounting standards will affect the presentation of consolidated financial information but will not have a material effect on the Company’s financial position or results of operations.

Effective January 1, 2012, we will be permitted to adopt the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. We have determined that the changes to the accounting standards will not impact our disclosure or reporting requirements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Components of Revenues and Expenses

Revenues. In our ethanol production segment, our revenues are derived primarily from the sale of ethanol and distillers grains, which is a co-product of the ethanol production process. In our corn oil production segment, our revenues are derived from the sale of corn oil, which is extracted from the whole stillage process immediately prior to the production of distillers grains. In our agribusiness segment, the sale of grain, fertilizer and petroleum products are our primary sources of revenue. In our marketing and distribution segment, the sale of ethanol, distillers grains and corn oil that we market for our nine ethanol plants and the sale of ethanol we market for the ethanol plants owned by third parties represent our primary sources of revenue. Revenues also include net gains or losses from derivatives.

Cost of Goods Sold. Cost of goods sold in our ethanol production and corn oil production segments includes costs for direct labor, materials and certain plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of our ethanol plants. Plant overhead costs primarily consist of plant utilities, plant depreciation and outbound freight charges. Our cost of goods sold is mainly affected by the cost of ethanol, corn, natural gas and transportation. In these segments, corn is our most significant raw material cost. We purchase natural gas to power steam generation in our ethanol production process and to dry our distillers grains. Natural gas represents our second largest cost in this business segment. Cost of goods sold also includes net gains or losses from derivatives.

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

Results of Operations –

Comparability

The following summarizes various events that affect the comparability of our operating results for the past three years:

• July 2009	Green Plains Central City and Green Plains Ord were acquired
• April 2010	Green Plains Grain Company TN assets were acquired
• October 2010	Green Plains acquired the Lakota and Riga ethanol plants
• October 2010	Green Plains Commodities LLC began corn oil extraction

• March 2011	Green Plains Otter Tail was acquired
• June 2011	Green Plains Grain Company acquired Hopkins, Missouri grain elevator
• July 2011	Green Plains acquired remaining 49% noncontrolling interests in BlendStar
• January 2012	Green Plains Grain Company acquired St. Edward, Nebraska grain elevator

The year ended December 31, 2010 includes a full year of operations at our Central City and Ord ethanol plants, approximately eight months of operations at our Tennessee agribusiness operations, and two months of operations, including corn oil extraction, at our Lakota and Riga ethanol plants. The year ended December 31, 2011 includes a full year of operations at our Tennessee agribusiness operations and our Lakota and Riga ethanol plants, approximately nine months of operations at our Otter Tail ethanol plant, and the deployment of corn oil extraction technology at all remaining ethanol plants.

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

During the normal course of business, our operating segments enter into transactions with one another. For example, our ethanol production and corn oil production segments sell ethanol, distillers grains and corn oil to our marketing and distribution segment and our agribusiness segment sells grain to our ethanol production segment. These intersegment activities are recorded by each segment at prices approximating market and treated as if they are third-party transactions. Consequently, these transactions impact segment performance. However, intersegment revenues and corresponding costs are eliminated in consolidation, and do not impact our consolidated results.

The table below reflects selected operating segment financial information for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue:
Ethanol production
Revenue from external customers	$128,780	$63,001	$61,629
Intersegment revenue	2,005,141	1,052,424	669,708

Total segment revenue	2,133,921	1,115,425	731,337
Corn oil production
Revenue from external customers	1,466	995	—
Intersegment revenue	43,391	707	—

Total segment revenue	44,857	1,702	—
Agribusiness
Revenue from external customers	358,968	248,619	147,890
Intersegment revenue	195,172	122,133	74,076

Total segment revenue	554,140	370,752	221,966
Marketing and distribution
Revenue from external customers	3,064,498	1,821,307	1,096,274
Intersegment revenue	467	293	—

Total segment revenue	3,064,965	1,821,600	1,096,274

Revenue including intersegment activity	5,797,883	3,309,479	2,049,577
Intersegment elimination	(2,244,171)	(1,175,557)	(743,784)

Revenue as reported	$3,553,712	$2,133,922	$1,305,793

	00000000	00000000	00000000
	Year Ended December 31,
	2011	2010	2009
Gross profit:
Ethanol production	$87,010	$105,079	$47,825
Corn oil production	27,067	878	—
Agribusiness	34,749	25,199	22,561
Marketing and distribution	23,112	21,192	13,572
Intersegment eliminations	294	178	90

	$172,232	$152,526	$84,048

Operating income:
Ethanol production	$73,242	$93,410	$38,778
Corn oil production	26,999	878	—
Agribusiness	11,721	5,614	8,847
Marketing and distribution	9,475	9,673	4,843
Intersegment eliminations	334	188	85
Corporate activities	(22,758)	(17,712)	(13,428)

	$99,013	$92,051	$39,125

The table below shows total assets for our operating segments as of the periods indicated (in thousands):

	December 31,
	2011	2010
Total assets:
Ethanol production	$879,500	$850,049
Corn oil production	24,601	7,204
Agribusiness	233,201	239,595
Marketing and distribution	181,466	169,148
Corporate assets	121,429	142,666
Intersegment eliminations	(19,369)	(10,883)

	$1,420,828	$1,397,779

Year ended December 31, 2011 Compared to the Year ended December 31, 2010

Consolidated Results

Revenues increased $1.4 billion for the year ended December 31, 2011 compared to the same period in 2010 as a result of acquired operations and changes in commodity prices. We acquired our western Tennessee agribusiness operations in April 2010, our Lakota and Riga ethanol plants in October 2010, and our Otter Tail ethanol plant in March 2011. Revenue from existing operations was also impacted by increases in commodity prices, production efficiencies at our ethanol plants and the increase in the volume of corn oil extracted in 2011 compared to 2010. Gross profit increased $19.7 million compared to the same period in 2010. Gross profit increases in the corn oil production, agribusiness and market and distribution segments were partially offset by a decrease in gross profit in the ethanol production segment. Operating income increased $7.0 million compared to the same period in 2010. In addition to the factors identified above, selling, general and administrative expenses increased $12.7 million compared to the same period in 2010 due to the expanded scope of our operations.

Income before taxes was also affected by an increase in interest expense of $10.5 million due to debt issued to finance the acquisitions and $90.0 million of convertible notes issued in November 2010. Income tax expense for the year ended December 31, 2011 increased compared to 2010 due to an increase in income before taxes and additional state filing requirements resulting from acquired operations. In addition, income tax expense for the year ended December 31, 2010 was favorably impacted by the release of a portion of valuation allowances against certain deferred tax assets, established in prior years due to the uncertainty of realization.

The following discussion of segment results provides greater detail on period to period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Year Ended December 31,
	2011	2010
Ethanol sold	721,535	544,388
(thousands of gallons)
Distillers grains sold	2,047	1,566
(thousands of equivalent dried tons)
Corn consumed	255,437	194,327
(thousands of bushels)

Revenues for the ethanol production segment increased $1.0 billion for the year ended December 31, 2011 compared to the same period in 2010. Revenues for the year ended December 31, 2011 included production of an additional 170 million gallons from our Lakota and Riga ethanol plants which were acquired in October 2010, as well as production from our Otter Tail ethanol plant, which was acquired in late March 2011. The Lakota, Riga and Otter Tail plants contributed an additional $516.0 million in combined revenues for the year ended December 31, 2011. The remaining increase in revenues was due to increased volume from production efficiencies at our other ethanol plants and increases in ethanol and distillers grains prices.

Cost of goods sold in the ethanol production segment increased $1.0 billion for the year ended December 31, 2011 compared to the same period in 2010. The increase was due primarily to the consumption of 61.1 million additional bushels of corn and a 56.9% increase in the average cost per bushel during 2011 compared to 2010. The volume increase was due to a full year of production at our Lakota and Riga plants and three quarters of production at our newly-acquired Otter Tail plant. Gross profit and operating income for the ethanol production segment decreased by $18.1 million and $20.2 million, respectively, for the year ended December 31, 2011 compared to 2010 primarily due to a greater increase in the average cost per bushel of corn than the average price per gallon of ethanol, which increased by 43.1%. In addition, depreciation and amortization expense for the ethanol production segment increased to $43.2 million during 2011 compared to $32.6 million in 2010 due to the acquisitions of the plants noted above in the fourth quarter of 2010 and first quarter of 2011.

Corn Oil Production Segment

We initiated corn oil production in the fourth quarter of 2010 with the acquisition of our Lakota and Riga ethanol plants and installation and deployment of corn oil extraction technology at our Obion and Ord ethanol plants. In 2011, we deployed corn oil extraction technology at our other ethanol plants. We currently have the capacity to produce approximately 130.0 million pounds of corn oil annually. During the year ended December 31, 2011, we sold 96.3 million pounds of corn oil compared to 5.0 million pounds in 2010.

Agribusiness Segment

The table below presents key operating data within our agribusiness segment for the periods indicated:

	Year Ended December 31,
	2011	2010
Grain sold	69,336	56,215
(thousands of bushels)
Fertilizer sold	64,749	60,653
(tons)

Our agribusiness segment had an increase of $183.4 million in revenues, an increase of $9.6 million in gross profit, and an increase in operating income of $6.1 million for the year ended December 31, 2011 compared to 2010. Revenue, gross profit and operating income increased primarily due to an increase in fertilizer volumes from our agribusiness operations in Iowa, the sale of an additional 12.4 million bushels of grain from our western Tennessee agribusiness operations acquired in April 2010 and increases in average grain prices. The Tennessee agribusiness operations contributed $289.0 million in revenue in 2011 compared with $141.6 million in 2010. The agribusiness segment’s quarterly performance fluctuates on a seasonal basis with generally stronger results expected in the second and fourth quarters each year.

Marketing and Distribution Segment

Marketing and distribution revenues increased $1.2 billion for the year ended December 31, 2011 compared to the same period in 2010. The increase in revenues was primarily due to an increase in ethanol revenues of $1.1 billion and an increase in distillers grains revenues of $124.0 million. The remainder of the increase in revenue is attributable to sales of corn oil, which we began producing in October 2010. During 2011, we sold 96.3 million pounds of corn oil. We sold 1,064 million gallons of ethanol within the marketing and distribution segment during 2011 compared to 917 million gallons sold during the same period in 2010 and experienced an increase in revenue per gallon of ethanol sold due to higher prices. The increase in ethanol volumes is due to the expanded production of our own plants as a result of efficiency improvements and additional capacity from recently acquired operations. Marketing and distribution volumes from third-party ethanol producers decreased when comparing the year ended December 31, 2011 to the same period in 2010 due to the termination of a third-party marketing contract with expected production of 110 mmgy in May 2011.

Gross profit for the marketing and distribution segment increased $1.9 million and operating income decreased by $0.2 million for the year ended December 31, 2011 compared to 2010. The increase in gross profit was due primarily to increased ethanol and distillers grains volumes sold. Operating income was affected by an increase in selling, general and administrative expenses compared to 2010 due to an increase in personnel costs as a result of our growth and expanded operations.

Intersegment Eliminations

Intersegment eliminations of revenues increased $1.1 billion for year ended December 31, 2011 compared to the same period in 2010 due to an increase of $845.2 million, $107.6 million and $42.7 million in ethanol, distillers grains and corn oil, respectively, sold from our ethanol production and corn oil segments to our marketing and distribution segment. In addition, corn sales from our agribusiness segment to our ethanol production segment increased $72.8 million between the periods.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $5.0 million for the year ended December 31, 2011 compared to the same period in 2010, primarily due to an increase in general and administrative expenses and personnel costs related to expanded operations.

Year ended December 31, 2010 Compared to the Year ended December 31, 2009

Consolidated Results

Several events that occurred during 2010 account for the overall increase in our revenues of $828.1 million, an increase in our gross profit of $68.5 million and an increase in operating income of $52.9 million. Our business activity increased primarily as a result of including a full year of operations from the Central City and Ord ethanol plants acquired in July 2009, additional agribusiness operations in western Tennessee acquired in April 2010 and additional ethanol plants acquired in October 2010. Selling, general and administrative expenses increased $15.6 million during 2010 due to the events described above. Interest expense increased $7.3 million during 2010 as compared to 2009 due to additional debt issued to finance these acquisitions and a convertible debt offering completed in November 2010. Income tax expenses of $17.9 million during 2010 were significantly higher than the expense of $0.1 million in 2009. Prior to 2009, we had losses before income taxes and the resulting potential tax benefits were fully reserved with a valuation allowance. A portion of those valuation allowances were released in 2009, resulting in an income tax provision of $0.1 million.

Management views our results on a segment level. See segment discussions below for more detail on period-to-period increases in revenues, gross profit and operating income.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Year Ended December 31,
	2010	2009
Ethanol sold	544,388	379,393
(thousand of gallons)
Distillers grain sold	1,566	1,098
(thousand of equivalent dried tons)
Com consumed	194,327	136,569
(thousand of bushels)

Revenue for the ethanol production segment increased $384.1 million for the year ended December 31, 2010, compared to the year ended December 31, 2009 due to increased ethanol production and an increase in the average revenue per gallon of ethanol sold. Revenues for the year ended December 31, 2009, included five months of revenues from our Central City and Ord plants since their acquisition in July 2009 compared to a full year of revenues from these two plants in 2010. Additional revenues earned in 2010 compared to 2009 at the Central City and Ord plants were $195.1 million. In addition, 2010 results included approximately two months of revenues from our Lakota and Riga plants acquired in October 2010, contributing combined revenue of $80.6 million.

Cost of goods sold in the ethanol production segment increased $326.8 million, for the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily due to increased sales volumes as a result of the additional production discussed above. Our largest component of cost of goods sold is corn, which increased due to the increased volumes of production and an increase in average cost per bushel of approximately 21% compared to the prior year. Included in the ethanol production segment’s cost of goods sold during the year ended December 31, 2009 is a one-time charge of $4.6 million related to the cancellation of third-party ethanol marketing arrangements. Gross profit for the ethanol production segment increased $57.3 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due primarily to the additional operations discussed above as well as an increase in the ethanol yield per bushel of corn consumed.

Operating income increased $54.6 million for the year ended December 31, 2010, compared to the year ended December 31, 2009 due to the factors discussed above.

Corn Oil Production Segment

We initiated corn oil production in the fourth quarter of 2010 and therefore did not have any corn oil operations in 2009. During the year ended December 31, 2010, we had revenues of $1.7 million from the sale of corn oil.

Agribusiness Segment

The table below presents key operating data within our agribusiness segment for the periods indicated:

	Year Ended December 31,
	2010	2009
Grain sold	56,215	32,780
(thousands of bushels)
Fertilizer sold	60,653	48,108
(tons)

Our agribusiness segment had increases of $148.8 million in revenue, $2.6 million in gross profit, and a decrease of $3.2 million in operating income for the year ended December 31, 2010 compared to the year ended December 31, 2009. These revenue and gross profit increases are primarily attributable to the acquisition of agribusiness operations in western Tennessee in April 2010. The 2010 results included eight months of activity from the acquired operations, contributing

$141.6 million to 2010 revenue. The decrease in operating income is primarily due to an increase in selling, general and administrative expenses of $5.9 million as a result of additional expenses related to the Tennessee operations. Also, operating income was affected by a decrease in grain drying income in Iowa as a result of a considerably drier harvest in 2010 compared with 2009. These negative effects on operating income were greater than the additional operating income attributable to the Tennessee acquisition.

Marketing and Distribution Segment

Marketing and distribution revenues increased $725.3 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The Company sold 917 million gallons of ethanol within the marketing and distribution segment during the 2010, compared to 653 million gallons sold during 2009. The increase in revenues was primarily due to an increase in ethanol-related marketing and distribution of $710.6 million and an increase in marketing and distribution for distillers grains of $12.4 million. Gross profit for the marketing and distribution segment increased $7.6 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. As described above, the increase in gross profit was due to greater volume of marketing and distribution as compared to the prior year.

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

Operating income for the marketing and distribution segment increased $4.8 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase in operating income was due to greater volume of marketing and distribution as compared to the prior year.

Intersegment Eliminations

Intersegment eliminations of revenues increased $431.8 million in 2010 due to a $363.7 million increase in ethanol sold from our ethanol production segment to our marketing and distribution segment and a $19.3 million increase in distillers grains sold from our ethanol production segment to our marketing and distribution segment. These increases are a result of the expanded scope of our operations in 2010.

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

Liquidity and Capital Resources

On December 31, 2011, we had $175.0 million in cash and equivalents, excluding restricted cash, comprised of $71.5 million held at the parent entity and the remainder at our subsidiaries. We had an additional $221.6 million available under our revolving credit agreements at our subsidiaries, some of which was subject to borrowing base restrictions or other specified lending conditions at December 31, 2011. Funds held at our subsidiaries are generally required for their ongoing operational needs and distributions from our subsidiaries are restricted per the loan agreements. Additionally, at December 31, 2011, there were approximately $528.6 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

We incurred capital expenditures of $42.5 million in the year ended December 31, 2011 primarily for the installation of corn oil extraction facilities and expansions of grain storage capacity. Capital spending for 2012 is expected to be approximately $31.3 million, including the construction of a new ethanol unit train terminal in Birmingham, Alabama within our marketing and distribution segment, expected to be completed in the third quarter of 2012. The remainder of our capital spending primarily relates to other recurring capital expenditures in the ordinary course of business. We believe available borrowings under our credit facilities and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.

In March 2010, we sold approximately 6.3 million newly-issued shares of our common stock at a price of $13.50 per share. The net proceeds of this equity offering totaled approximately $79.7 million. We used the net proceeds of this offering for general corporate purposes and to acquire or invest in additional facilities.

In November 2010, we issued $90.0 million in 5.75% convertible senior notes due November 2015. The notes bear interest at a fixed rate of 5.75% per year, payable on May 1 and November 1 of each year, beginning May 1, 2011. The net proceeds of this issuance totaled approximately $86.6 million. We used the net proceeds for general corporate purposes and to acquire or invest in additional facilities.

On August 15, 2011, we entered into two short-term inventory financing arrangements with a financial institution. Under the terms of the financing agreements, we sold grain for $10.0 million, issued warehouse receipts to the financial institution and simultaneously entered into agreements to repurchase the grain in future periods. The agreements mature in January and February of 2012. We accounted for the agreements as short-term notes rather than sales, and recorded our repurchase obligation at fair value at the end of each period. At December 31, 2011, the grain inventory and short-term notes payable were valued at $8.9 million.

On September 9, 2011, we repurchased 3.5 million shares of common stock at a price of $8.00 per share from a subsidiary of NTR plc, which is a principal shareholder. We do not have a share repurchase program and do not intend to retire the repurchased shares.

Net cash provided by operating activities was $108.9 million for the year ended December 31, 2011 compared to $34.8 million in 2010. Cash provided by operating activities for the year ended December 31, 2011 was affected by an increase in accounts payable and a decrease in derivative financial instruments offset partially by increases in accounts receivable and inventory. Net cash used by investing activities was $54.5 million for the year ended December 31, 2011, primarily due to the acquisition of our Otter Tail ethanol plant, the construction of additional grain storage and the installation of corn oil extraction equipment. Net cash used by financing activities was $112.6 million for the year ended December 31, 2011 due to the repayment of debt, net of proceeds from new issuances, of $68.8 million and $28.2 million in cash outflows for the repurchase of treasury stock. We made scheduled principal payments and $13.1 million in free cash flow payments for a total of $206.9 million in debt reduction on our term debt facilities and long-term revolving credit facilities, offset by advances of $138.1 million from long-term revolving credit facilities, during the year ended December 31, 2011. Green Plains Trade and Green Plains Grain utilize short-term revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid resulting in significant cash movements that are reflected on a gross basis within financing activities as proceeds from and payments on short-term notes payable and other borrowings.

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

We are in compliance with our debt covenants related to the period ended December 31, 2011. Based upon our current forecasts, we believe we will maintain compliance at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity for a subsidiary’s compliance. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results differ significantly from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

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

Debt

For additional information related to our debt, see Note 10 – Debt included herein as part of the Notes to Consolidated Financial Statements.

Ethanol Production Segment

Each of our ethanol production segment subsidiaries have credit facilities with lender groups that provide for term and revolving term loans to finance construction and operation of the production facilities.

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term loan. At December 31, 2011, $48.0 million related to the term loan was outstanding, along with the entire revolving term loan. The term loan requires monthly principal payments of approximately $0.6 million. The loans mature on November 19, 2013.

The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term loan as well as a revolving credit supplement of up to $11.0 million. At December 31, 2011, $46.6 million related to the term loan was outstanding, along with $24.7 million on the revolving term loan. The term loan requires monthly payments of $0.6 million. The term loan and the revolving term loan mature on July 1, 2016 and the revolver matures on June 29, 2012 with an option to renew.

The Green Plains Holdings II loan is comprised of a $34.1 million amortizing term loan, a $42.6 million revolving term loan and a $15.0 million revolving line of credit loan. At December 31, 2011, $27.9 million was outstanding on the term loan, along with $35.7 million on the revolving term loan and $15.0 million on the revolving line of credit loan. The term loan requires quarterly principal payments of $1.5 million. The revolving term loan requires semi-annual principal payments of approximately $2.7 million. The amortizing term loan will mature on January 1, 2015. The revolving term loan will mature on April 1, 2016. The revolving line of credit will mature on April 30, 2013.

On February 9, 2012, Green Plains Holdings II entered into an amended and restated credit agreement comprised of a $26.4 million amortizing term loan and a $51.1 million revolving term loan. The final maturity dates of the amortizing term loan and revolving term loan are July 1, 2016 and October 1, 2018, respectively.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan and a revolving term loan of $37.4 million. At December 31, 2011, $25.7 million related to the term loan and $36.2 million on the revolving term loan was outstanding. The term loan requires quarterly principal payments of $2.4 million. The term loan matures on August 20, 2014 and the revolving term loan matures on September 1, 2018.

The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term loan as well as a statused revolving credit supplement of up to $5.0 million. At December 31, 2011, $21.3 million related to the term loan was outstanding, $12.2 million on the revolving term loan, along with $3.3 million on the revolver. The term loan requires monthly payments of $0.3 million. The term loan and the revolving term loan mature on July 1, 2016 and the revolver matures on June 29, 2012 with an option to renew.

The Green Plains Otter Tail loan is comprised of a $30.3 million amortizing term loan, a $4.7 million revolver and a $19.2 million note payable. At December 31, 2011, $27.4 million related to the term loan, $4.7 million on the revolver and $18.9 million on the note payable were outstanding. The term loan requires monthly principal and interest payments of $0.5 million and the note payable requires monthly principal payments of $0.3 million beginning October 1, 2014. The term loan matures on September 1, 2018 and the revolver matures on March 23, 2012. We are currently in negotiations and expect to renew this revolver on or before its maturity date.

The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan and a $17.0 million revolving term loan. At December 31, 2011, $6.1 million related to the term loan was outstanding along with the entire $17.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.2 million. The term loan matures on May 20, 2013 and the revolving term loan matures on November 1, 2016.

The Green Plains Superior loan is comprised of a $23.5 million amortizing term loan and a $10.0 million revolving term loan. At December 31, 2011, $20.8 million related to the term loan was outstanding, along with the entire $10.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.375 million. The term loan matures on July 20, 2015 and the revolving term loan matures on July 1, 2017.

Each term loan, except for the Green Plains Holdings II and Green Plains Otter Tail agreements, has a provision that requires us to make annual special payments equal to a percentage ranging from 65% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations. During the year ended December 31, 2011, $13.1 million was paid under these requirements.

With certain exceptions, the revolving term loans within this segment are generally available for advances throughout the life of the commitment. Interest-only payments are due each month on all revolving term facilities until the final maturity date, with the exception of the Green Plains Obion loan, which requires additional semi-annual payments of $4.675 million beginning March 1, 2015.

The term loans and revolving term loans bear interest at LIBOR plus 3.00% to 4.50% or lender-established prime rates. Some have established a floor on the underlying LIBOR index. In some cases, the lender may allow us to elect to pay interest at a fixed interest rate to be determined. As security for the loans, the lenders received a first-position lien on all personal property and real estate owned by the respective entity borrowing the funds, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant. Additionally, debt facilities of Green Plains Central City and Green Plains Ord are cross-collateralized. These borrowing entities are also required to maintain certain combined financial and non-financial covenants during the terms of the loans.

Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the city of Bluffton, Indiana, of which $19.1 million remained outstanding at December 31, 2011. The revenue bond requires: semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019; and a final principal and interest payment of $3.745 million on September 1, 2019. The revenue bond bears interest at 7.50% per annum.

Agribusiness Segment

The Green Plains Grain loans, executed on October 28, 2011, are comprised of a $30.0 million amortizing term loan and a $195.0 million revolving credit facility with various lenders to provide the agribusiness segment with additional term and working capital funding. The term loan and revolving credit facility mature on November 1, 2021 and October 28, 2013, respectively. Equal payments of principal sufficient to amortize the term loan in full over a 15-year period, plus interest, are due on the first day of every month with the remaining outstanding balance and all accrued interest due on the loan maturity date. The principal balance of each advance of the revolving credit facility shall be due and payable on the respective maturity date but no later than October 28, 2013. The term loan bears interest at a fixed rate of 6.00% per annum. Advances of the revolving credit facility are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period, or the base rate, plus the respective applicable margin. At December 31, 2011, $27.8 million on the term loan and $27.0 million on the various revolving loans were outstanding. As security for the amortizing term loan the lender received a first priority lien on certain real estate and other property owned by the subsidiaries within the agribusiness segment. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, machinery, accounts receivable and other assets owned by subsidiaries of the agribusiness segment.

On August 15, 2011, we entered into two short-term inventory financing arrangements with a financial institution. Under the terms of the financing agreements, we sold quantities of grain totaling $10.0 million, issued warehouse receipts to the financial institution and simultaneously entered into agreements to repurchase the grain in future periods. The agreements mature in January and February of 2012. We have accounted for the agreements as short-term notes, rather than sales, and have recorded our repurchase obligation at fair value at the end of each period. At December 31, 2011, grain inventory and the short-term notes payable were valued at $8.9 million.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility of up to $70.0 million, subject to a borrowing base of 85% of eligible receivables. At December 31, 2011, $33.7 million was outstanding on the revolving credit facility. The revolving credit facility expires on March 31, 2014 and bears interest at the lender’s commercial floating rate plus 2.5% or LIBOR plus 3.5%. As security for the loan, the lender received a first-position lien on accounts receivable, inventory and other collateral owned by Green Plains Trade.

Corporate Activities

We also have $90.0 million of 5.75% Convertible Senior Notes due 2015. The Notes represent senior, unsecured obligations, with interest payable on May 1 and November 1 of each year. The Notes may be converted into shares of common stock and cash in lieu of fractional shares of the common stock based on a conversion rate initially equal to 69.7788 shares of the common stock per $1,000 principal amount of Notes, which is equal to an initial conversion price of $14.33 per share. The conversion rate is subject to adjustment upon the occurrence of specified events. We may redeem for cash all, but not less than all, of the Notes at any time on and after November 1, 2013, if the last reported sale price of our common stock equals or exceeds 140% of the applicable conversion price for a specified time period, at a redemption price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest. Default with respect to any loan in excess of $10.0 million constitutes an event of default under the convertible senior notes, which could result in the convertible senior notes being declared due and payable.

Contractual Obligations

Our contractual obligations as of December 31, 2011 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term and short-term debt obligations (1)	$637,058	$143,359	$165,875	$203,706	$124,118
Interest and fees on debt obligations (2)	104,795	29,609	42,662	23,668	8,856
Operating lease obligations (3)	52,686	16,566	22,252	11,010	2,858
Deferred tax liabilities	55,875	—	—	—	55,875
Purchase obligations
Forward grain purchase contracts (4)	237,594	235,747	1,847	—	—
Other commodity purchase contracts (5)	22,519	22,519	—	—	—
Other	3,698	3,315	383	—	—

Total contractual obligations	$1,114,225	$451,115	$233,019	$238,384	$191,707

(1)	Includes the current portion of long-term debt and excludes the discount on long-term debt of $292 thousand.
(2)	Interest amounts are calculated over the terms of the loans using current interest rates, assuming scheduled principle and interest amounts are paid pursuant to the debt agreements. Includes administrative and/or commitment fees on debt obligations.
(3)	Operating lease costs are primarily for railcars and office space.
(4)	Purchase contracts represent index-priced and fixed-price contracts. Index purchase contracts are valued at current quarter-end prices.
(5)	Includes fixed-price ethanol, dried distillers grains and natural gas purchase contracts.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have $636.8 million outstanding in debt as of December 31, 2011, $400.0 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $1.7 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We attempt to reduce the market risk associated with fluctuations in the price of corn, natural gas, ethanol, distillers grains and corn oil by employing a variety of risk management and economic hedging strategies. Strategies include the use of forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade and the New York Mercantile Exchange.

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally designated as normal purchases or normal sales contracts and are not recognized until quantities are delivered or utilized in production. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. During the year ended December 31, 2011, revenues and cost of goods sold included net losses from derivative financial instruments of $45.3 million and $39.5 million respectively. To the extent the net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sales has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from December 31, 2011. This analysis excludes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	740,000	Gallons	$102,154
Corn	265,000	Bushels	$102,445
Distillers grains	2,100	Tons (1)	$17,396
Natural gas	20,300	MMBTU (2)	$3,638

(1)	Distillers grains quantities are stated on an equivalent dried ton basis.
(2)	Millions of British Thermal Units

Corn Oil Production Segment

A sensitivity analysis has been prepared to estimate our corn oil production segment exposure to corn oil price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn oil output for a one-year period from December 31, 2011. This analysis includes the impact of risk management activities that result from our use of fixed-price sale contracts. Market risk at December 31, 2011, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $0.4 million.

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

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position, which is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices, is approximately $484 thousand at December 31, 2011. Market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $30 thousand.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2011 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011. KMPG LLP, an independent registered accounting firm, has audited and issued a report on the Company’s internal control over financial reporting as of December 31, 2011. That report is included herein.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. In the fourth quarter of 2011, we implemented a process and information system enhancement, principally related to contract and risk management activities, in our trade operations that are reported as a part of the marketing and distribution segment. The process and information system resulted in modification to internal controls over the purchases, sales, accounts payable, accounts receivable, cash receipts and inventory management related to distillers grains. There were no other material changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Green Plains Renewable Energy, Inc.:

We have audited Green Plains Renewable Energy, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 17, 2012 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

/s/ KPMG LLP

Omaha, NE

February 17, 2012

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information included in the sections entitled “Information about the Board of Directors and Corporate Governance,” “Proposal 1 – Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Information included in the sections entitled “Principal Shareholders,” “Equity Compensation Plans” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference. Information concerning our equity compensation plans is set forth in Item 5 of this report.

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

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-2
Consolidated Statements of Operations for the years-ended December 31, 2011, 2010 and 2009	F-3
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years-ended December 31, 2011, 2010 and 2009	F-4
Consolidated Statements of Cash Flows for the years-ended December 31, 2011, 2010 and 2009	F-5
Notes to Consolidated Financial Statements	F-7

(2) Financial Statement Schedules. The following condensed financial information and notes thereto are filed as part of this annual report on Form 10-K.

Page
Schedule I – Condensed Financial Information of the Registrant	F-37

All other schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits. The following exhibit index lists exhibits incorporated herein by reference, filed as a part of this annual report on Form 10-K, or furnished as part of this annual report on Form 10-K.

Exhibit Index

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger among the Company, GPMS, Inc., Global Ethanol, LLC and Global Ethanol, Inc. dated September 28, 2010 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated October 22, 2010)

3.1(a)	Second Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 15, 2008)

3.1(b)	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Green Plains Renewable Energy, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed May 9, 2011)

3.2(a)	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on October 15, 2008)

3.2(b)	First Amendment to the Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on March 13, 2009)

4.1	Shareholders’ Agreement by and among Green Plains Renewable Energy, Inc., each of the investors listed on Schedule A, and each of the existing shareholders and affiliates identified on Schedule B, dated May 7, 2008 (Incorporated by reference to Appendix F of the Company’s Registration Statement on Form S-4/A filed September 4, 2008)

4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3/A filed December 30, 2009)

4.3	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-3/A filed December 30, 2009)

4.4	Indenture relating to the 5.75% Convertible Senior Notes due 2015, dated as of November 3, 2010, between the Company and Wilmington Trust FSB, including the form of Global Note attached as Exhibit A thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 3, 2010)

4.5	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 22, 2010)

*10.1	Amended and Restated Employment Agreement dated October 24, 2008, by and between the Company and Jerry L. Peters (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 28, 2008)

*10.2	2007 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 27, 2007)

10.3	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-4/A filed August 1, 2008)

*10.4(a)	Employment Agreement with Todd Becker (Incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-4/A filed August 1, 2008)

*10.4(b)	Amendment No. 1 to Employment Agreement with Todd Becker, dated December 18, 2009. (Incorporated by reference to Exhibit 10.7(b) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.5(a)	Construction/Permanent Mortgage Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of February 27, 2007 by Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) in favor of AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.5(b)	Amended and Restated Master Loan Agreement, dated September 30, 2011, by and among Green Plains Bluffton LLC and AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.06 of the Company’s Quarterly Report on Form 10-Q, filed November 1, 2011)

10.5(c)	First Amendment to Amended and Restated Master Loan Agreement, dated February 16, 2012, by and among Green Plains Bluffton LLC and AgStar Financial Services, PCA

10.6(a)	Loan Agreement between City of Bluffton, Indiana and Green Plains Bluffton LLC (f/k/a Indian Bio-Energy, LLC) dates as of March 1, 2007 (Incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.6(b)	Indenture of Trust dated as of March 1, 2007 by and between the City of Bluffton, Indiana, Indiana Bio-Energy, LLC (n/k/a Green Plains Bluffton LLC) and U.S. Bank National Association (Incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.6(c)	Subordinate Construction/Permanent Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of March 1, 2007 between Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) and U.S. Bank National Association (Incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.7	Non-Statutory Stock Option Agreement between Steve Bleyl and Green Plains Renewable Energy, Inc. dated October 15, 2008 (Incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.8	Non-Statutory Stock Option Agreement between Edgar Seward and Green Plains Renewable Energy, Inc. dated October 15, 2008 (Incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.9	Non-Statutory Stock Option Agreement between Michael Orgas and Green Plains Renewable Energy, Inc. dated November 1, 2008 (Incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.10	Employment Agreement by and between Green Plains Renewable Energy, Inc. and Michael C. Orgas dated November 1, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

*10.11	Employment Offer Letter to Edgar Seward dated October 15, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

*10.12(a)	2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 11, 2009)

*10.12(b)	Form of Stock Option Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(b) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

*10.12(c)	Form of Restricted Stock Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to
Exhibit 10.19(c) of the Company’s Annual Report on Form 10-K/A (Amendment No. 1) filed February 25, 2010)

*10.12(d)	Form of Deferred Stock Unit Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(d) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.13(a)	Credit Agreement by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein, dated July 2, 2009 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.13(b)	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by and among Green Plains Ord LLC, Ticor Title Insurance Company and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.22(b) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.13(c)	Security Agreement by and among Green Plains Ord LLC, Green Plains Holdings LLC and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.22(c) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.13(d)	Affiliate Security Agreement between Green Plains Central City LLC and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.22(d) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.13(e)	Affiliate Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing between Green Plains Central City LLC, Ticor Title Insurance Company, and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.22(e) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.14(a)	Credit Agreement by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent, and the Banks named therein, dated July 2, 2009 (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.14(b)	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by and among Green Plains Central City LLC, Ticor Title Insurance Company, and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.23(b) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.14(c)	Security Agreement by and among Green Plains Central City LLC, Green Plains Holdings LLC and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.23(c) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.14(d)	Affiliate Security Agreement between Green Plains Ord LLC and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.23(d) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.14(e)	Affiliate Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing between Green Plains Ord LLC, Ticor Title Insurance Company, and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.23(e) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.14(f)	First Amendment to Credit Agreement by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent, and the Banks named therein, dated December 31, 2010 (Incorporated by reference to Exhibit 10.23(f) of the Company’s Annual Report on Form 10-K filed March 4, 2011)

10.14(g)	Second Amendment dated June 30, 2011 to the Credit Agreement dated July 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2011)

10.14(h)	Third Amendment dated June 30, 2011 to the Credit Agreement dated July 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2011)

10.14(i)	First Amendment dated June 30, 2011 to Credit Agreement dated July 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2011)

10.14(j)	Second Amendment dated June 30, 2011 to Credit Agreement dated July 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2011)

10.15(a)	Amended and Restated Revolving Credit and Security Agreement dated January 21, 2011 by and between PNC Bank, National Association (as Lender and Agent) and Green Plains Trade Group LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 27, 2011)

10.15(b)	Amended and Restated Revolving Credit Note dated January 21, 2011 by and among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association (as Lender and Agent) (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 27, 2011)

10.15(c)	Revolving Credit Note dated January 21, 2011 by and among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association (as Lender and Agent) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 27, 2011)

10.15(d)	Revolving Credit Note dated January 21, 2011 by and among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association (as Lender and Agent) (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 27, 2011)

*10.16	Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 27, 2010)

*10.17	Director Compensation effective January 1, 2009 (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.18	Asset Purchase Agreement dated as of April 19, 2010 by and among Green Plains Grain Company TN LLC, as the Buyer, and Union City Grain Company LLC, Dyer Gin Company, Inc. and Thomas W. Wade, Jr. Living Trust dated July 25, 2002, collectively as the Seller, and Wade Gin Company, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 22, 2010)

10.19	Asset Purchase Agreement dated as of April 19, 2010 by and among Green Plains Grain Company TN LLC, as the Buyer, and Farmers Grain of Trenton LLC, Farmers Grain Crop Insurance, LLC and Wilson Street Properties L.L.C., collectively as the Seller (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 22, 2010)

*10.20	Employment Agreement dated March 4, 2011 by and between the Company and Jeffrey S. Briggs (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 8, 2011)

*10.21	Employment Agreement dated March 4, 2011 by and between the Company and Carl S. (Steve) Bleyl (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed March 8, 2011)

10.22	Master Loan Agreement dated June 13, 2011 by and among Green Plains Obion LLC and Farm Credit Services of Mid-America, FLCA (Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, filed August 3, 2011)

10.23(a)	Master Loan Agreement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q, filed August 3, 2011)

10.23(b)	Term Loan Supplement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q, filed August 3, 2011)

10.23(c)	Revolving Term Loan Supplement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on
Form 10-Q, filed August 3, 2011)

10.24	Stock Repurchase Agreement between Greenstar North America Holdings Inc. and Green Plains Renewable Energy. Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 14, 2011)

10.25(a)	Master Loan Agreement, dated September 28, 2011, by and among Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed November 1, 2011)

10.25(b)	Revolving Term Loan Supplement, dated September 28, 2011, by and among Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed November 1, 2011)

10.25(c)	Multiple Advance Term Loan Supplement, dated September 28, 2011, by and among Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed November 1, 2011)

10.26(a)	Credit Agreement dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc., BNP Paribas Securities Corp. as Lead Arranger, Rabo Agrifinance, Inc. as Syndication Agent, ABN AMRO Capital USA LLC as Documentation Agent and BNP Paribas as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 3, 2011)

10.26(b)	Security Agreement dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and BNP Paribas (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed November 3, 2011)

10.26(c)	Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and Bank of Oklahoma (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed November 3, 2011)

10.26(d)	Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and U.S. Bank National Association(Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed November 3, 2011)

10.26(e)	Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and Farm Credit Bank of Texas(Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed November 3, 2011)

10.26(f)	Loan Agreement dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed November 3, 2011)

10.26(g)	Secured Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed November 3, 2011)

10.26(h)	Deed of Trust, Security Agreement, Fixture Filing and Assignment of Leases and Rents (Missouri) dated October 28, 2011 by Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. for the benefit of Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed November 3, 2011)

10.26(i)	Deed of Trust, Security Agreement, Fixture Filing and Assignment of Leases and Rents (Tennessee) dated October 28, 2011 by Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. for the benefit of Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed November 3, 2011)

10.26(j)	Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents (Iowa) dated October 28, 2011 by Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. for the benefit of Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed November 3, 2011)

10.26(k)	First Amendment to Credit Agreement dated January 6, 2012 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc., BNP Paribas and the Required Lenders

10.27(a)	Amended and Restated Credit Agreement, dated February 9, 2012 by and among Green Plains Holdings II, various lenders and CoBank, ACB (as Administrative Agent, Syndication Agent and Lead Arranger)

10.27(b)	Amended and Restated Support and Subordination Agreement, dated February 9, 2012 by and among Green Plains Holdings II, as Borrower, Green Plains Renewable Energy, Inc., as Parent, and CoBank, ACB, as Administrative Agent

10.27(c)	Security Agreement, dated February 9, 2012 by and among Green Plains Holdings II (the Grantor) and CoBank, ACB (the Secured Party)

10.27(d)	Second Amendment to Mortgage, dated February 9, 2012 by and among, Green Plains Holdings II and CoBank ACB

10.27(e)	Second Amendment to Amended and Restated Real Estate Mortgage, dated February 9, 2012 by and among Green Plains Holdings II and CoBank, ACB

21.1	Schedule of Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information from Green Plains Renewable Energy, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements and Financial Statement Schedules (tagged as blocks of text).

*	Represents management compensatory contracts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS RENEWABLE ENERGY, INC.
(Registrant)

Date: February 17, 2012	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer	February 17, 2012
Todd A. Becker	(Principal Executive Officer) and Director

/s/ Jerry L. Peters	Chief Financial Officer (Principal Financial	February 17, 2012
Jerry L. Peters	Officer and Principal Accounting Officer)

/s/ Wayne B. Hoovestol	Chairman of the Board	February 17, 2012
Wayne B. Hoovestol

/s/ Jim Anderson	Director	February 17, 2012
Jim Anderson

/s/ Jim Barry	Director	February 17, 2012
Jim Barry

/s/ James F. Crowley	Director	February 17, 2012
James F. Crowley

/s/ Gordon F. Glade	Director	February 17, 2012
Gordon F. Glade

/s/ Michael McNicholas	Director	February 17, 2012
Michael McNicholas

/s/ Gary R. Parker	Director	February 17, 2012
Gary R. Parker

/s/ Brian D. Peterson	Director	February 17, 2012
Brian D. Peterson

/s/ Alain Treuer	Director	February 17, 2012
Alain Treuer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Green Plains Renewable Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Green Plains Renewable Energy, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index in Item 15. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

February 17, 2012

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2011	2010
ASSETS

Current assets
Cash and cash equivalents	$174,988	$233,205
Restricted cash	19,619	27,783
Accounts receivable, net of allowances of $263 and $121	106,198	89,170
Inventories	229,070	184,888
Prepaid expenses and other	8,610	7,222
Deferred income taxes	14,828	8,463
Deposits	5,679	11,091
Derivative financial instruments	17,428	44,864

Total current assets	576,420	606,686

Property and equipment, net	776,789	747,421
Goodwill	40,877	23,125
Other assets	26,742	20,547

Total assets	$1,420,828	$1,397,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$172,328	$151,112
Accrued and other liabilities	29,825	27,742
Unearned revenue	15,453	22,581
Short-term borrowings	69,599	89,183
Current maturities of long-term debt	73,760	51,885

Total current liabilities	360,965	342,503

Long-term debt	493,407	527,900
Deferred income taxes	55,970	25,079
Other liabilities	5,129	4,655

Total liabilities	915,471	900,137

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 and 50,000,000 shares authorized; 36,413,611 and 35,793,501 shares issued and 32,913,611 and 35,793,501 shares outstanding, respectively	36	36
Additional paid-in capital	440,469	431,289
Retained earnings	95,761	57,343
Accumulated other comprehensive income (loss)	(2,953)	(420)
Treasury stock, 3,500,000 and 0 shares, respectively	(28,201)	—

Total Green Plains stockholders’ equity	505,112	488,248
Noncontrolling interests	245	9,394

Total stockholders’ equity	505,357	497,642

Total liabilities and stockholders’ equity	$1,420,828	$1,397,779

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues	$3,553,712	$2,133,922	$1,305,793
Cost of goods sold	3,381,480	1,981,396	1,221,745

Gross profit	172,232	152,526	84,048
Selling, general and administrative expenses	73,219	60,475	44,923

Operating income	99,013	92,051	39,125

Other income (expense)
Interest income	310	313	225
Interest expense	(36,645)	(26,144)	(18,827)
Other, net	(779)	(169)	(278)

Total other expense	(37,114)	(26,000)	(18,880)

Income before income taxes	61,899	66,051	20,245
Income tax expense	23,686	17,889	91

Net income	38,213	48,162	20,154
Net (income) loss attributable to noncontrolling interests	205	(150)	(364)

Net income attributable to Green Plains	$38,418	$48,012	$19,790

Earnings per share:
Income attributable to Green Plains stockholders - basic	$1.09	$1.55	$0.79

Income attributable to Green Plains stockholders - diluted	$1.01	$1.51	$0.79

Weighted average shares outstanding:
Basic	35,276	31,032	24,895

Diluted	41,808	32,347	25,069

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in	Retained	Accum. Other Comp.	Treasury Stock		Total Green Plains Stockholders’	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2008	24,659	$25	$290,421	$(10,459)	$(298)	—	$—	$279,689	$296	$279,985
Net income	—	—	—	19,790	—	—	—	19,790	364	20,154
Unrealized gain on derivatives	—	—	—	—	175	—	—	175	—	175

Total comprehensive income	—	—	—	—	—	—	—	19,965	364	20,329

Stock-based compensation	65	—	1,208	—	—	—	—	1,208	—	1,208
Stock options exercised	263	—	176	—	—	—	—	176	—	176
Acquisition	—	—	—	—	—	—	—	—	8,584	8,584
Other	(30)	—	426	—	—	—	—	426	—	426

Balance, December 31, 2009	24,957	25	292,231	9,331	(123)	—	—	301,464	9,244	310,708
Net income	—	—	—	48,012	—	—	—	48,012	150	48,162
Unrealized loss on derivatives	—	—	—	—	(297)	—	—	(297)	—	(297)

Total comprehensive income	—	—	—	—	—	—	—	47,715	150	47,865

Stock-based compensation	102	—	2,124	—	—	—	—	2,124	—	2,124
Stock options exercised	23	—	200	—	—	—	—	200	—	200
Share issuance	6,325	6	79,726	—	—	—	—	79,732	—	79,732
Acquisition related issuance	4,386	5	56,964	—	—	—	—	56,969	—	56,969
Other	—	—	44	—	—	—	—	44	—	44

Balance, December 31, 2010	35,793	36	431,289	57,343	(420)	—	—	488,248	9,394	497,642
Net income	—	—	—	38,418	—	—	—	38,418	(205)	38,213
Unrealized loss on derivatives, net of tax effect of $1,700	—	—	—	—	(2,533)	—	—	(2,533)	—	(2,533)

Total comprehensive income	—	—	—	—	—	—	—	35,885	(205)	35,680

Repurchase of common stock	—	—	—	—	—	3,500	(28,201)	(28,201)	—	(28,201)
Purchase of noncontrolling interest in BlendStar, net of tax	—	—	5,572	—	—	—	—	5,572	(8,944)	(3,372)
Stock-based compensation	593	—	3,429	—	—	—	—	3,429	—	3,429
Stock options exercised	28	—	179	—	—	—	—	179	—	179

Balance, December 31, 2011	36,414	$36	$440,469	$95,761	$(2,953)	3,500	$(28,201)	$505,112	$245	$505,357

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$38,213	$48,162	$20,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,076	37,355	28,635
Amortization of debt issuance costs	2,449	1,476	778
Loss on sale of property and equipment	106	—	—
Deferred income taxes	22,710	16,520	—
Stock-based compensation expense	3,429	2,124	1,208
Undistributed equity in loss of affiliates	779	169	—
Allowance for doubtful accounts	142	79	55
Changes in operating assets and liabilities before effects of business combinations:
Accounts receivable	(17,059)	(30,023)	13,493
Inventories	(38,837)	(83,497)	(35,724)
Deposits	5,412	2,073	(2,740)
Derivative financial instruments	26,429	(46,424)	424
Prepaid expenses and other assets	(1,354)	860	4,537
Accounts payable and accrued liabilities	23,408	74,642	18,830
Unearned revenues	(7,128)	13,046	5,130
Other	114	(1,746)	(1,353)

Net cash provided by operating activities	108,889	34,816	53,427

Cash flows from investing activities:
Purchases of property and equipment	(42,483)	(20,030)	(13,788)
Acquisition of businesses, net of cash acquired	(8,115)	(41,871)	(3,101)
Other	(3,923)	(665)	(895)

Net cash used by investing activities	(54,521)	(62,566)	(17,784)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	138,088	128,982	30,661
Payments of principal on long-term debt	(206,866)	(75,058)	(37,730)
Proceeds from short-term borrowings	3,525,923	2,133,335	679,720
Payments on short-term borrowings	(3,543,798)	(2,076,537)	(667,334)
Proceeds from issuance of common stock	—	79,732	—
Payments for repurchase of common stock	(28,201)	—	—
Acquisition of noncontrolling interest	(3,125)	—	—
Change in restricted cash	8,164	(15,229)	(12,323)
Payments of loan fees	(3,648)	(4,249)	(1,328)
Other	878	200	176

Net cash provided (used) by financing activities	(112,585)	171,176	(8,158)

Net change in cash and equivalents	(58,217)	143,426	27,485
Cash and cash equivalents, beginning of period	233,205	89,779	62,294

Cash and cash equivalents, end of period	$174,988	$233,205	$89,779

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Continued from the previous page

	Year Ended December 31,
	2011	2010	2009
Supplemental disclosures of cash flow:
Cash paid for income taxes	$971	$9	$167

Cash paid for interest	$35,217	$25,828	$13,930

Supplemental noncash investing and financing activities:
Common stock issued for merger and acquisition activities	$—	$56,969	$—

Assets acquired in acquisitions and mergers	$62,686	$214,299	$141,001
Less: liabilities assumed	(54,571)	(115,459)	(129,316)

Net assets acquired	$8,115	$98,840	$11,685

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

References to the Company

References to “Green Plains” or the “Company” in the consolidated financial statements and in these notes to the consolidated financial statements refer to Green Plains Renewable Energy, Inc., an Iowa corporation, and its subsidiaries.

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

Reclassifications

Certain amounts previously reported within the consolidated financial statements have been reclassified to conform to the current year presentation. The Company previously reported margin deposits required for exchange-traded activity as deposits on the consolidated balance sheets. The liabilities associated with this exchange-traded activity were previously reported as a derivative financial instrument liability. Since this activity has a right of offset, the Company reclassified cash deposits of approximately $43.4 million at December 31, 2010, and derivative liabilities of approximately $32.1 million at December 31, 2010, to derivative financial instruments in current assets.

Description of Business

The Company operates its business within four segments: (1) production of ethanol and distillers grains, collectively referred to as ethanol production, (2) corn oil production, (3) grain warehousing and marketing, as well as sales and related services of agronomy and petroleum products, collectively referred to as agribusiness, and (4) marketing and distribution of Company-produced and third-party ethanol, distillers grains and corn oil, collectively referred to as marketing and distribution. Additionally, the Company is a partner in a joint venture that was formed to commercialize advanced photo-bioreactor technologies for the growing and harvesting of algal biomass.

Ethanol Production Segment

Green Plains is North America’s fourth largest ethanol producer. The Company operates its nine ethanol plants, which have the capacity to produce approximately 740 million gallons per year, or mmgy, of ethanol, through separate wholly-owned operating subsidiaries. The Company’s ethanol plants also produce co-products such as wet, modified wet or dried distillers grains, as well as corn oil which is included in a separate segment. The Company’s plants use a dry mill process to produce ethanol and co-products. At capacity, the Company’s plants consume approximately 265 million bushels of corn and produce approximately 2.1 million tons of distillers grains annually.

Corn Oil Production Segment

The Company produces corn oil at all nine of its ethanol plants within the corn oil production segment, which have the capacity to produce approximately 130 million pounds annually. The Company operates its corn oil extraction systems through its wholly-owned subsidiary, Green Plains Commodities LLC. The corn oil systems are designed to extract non-edible corn oil from the whole silage process immediately prior to production of distillers grains. Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides.

Marketing and Distribution Segment

The Company has an in-house marketing business, Green Plains Trade Group LLC, that is responsible for the sales, marketing and distribution of all ethanol, distillers grains and corn oil produced at the Company’s nine ethanol plants. This marketing business also markets and distributes ethanol for third-party ethanol producers. At capacity, the Company would market approximately 740 mmgy of ethanol from its nine ethanol plants along with approximately 260 mmgy from third-party producers. Additionally, through its wholly-owned subsidiary, BlendStar LLC, the Company operates nine blending or terminaling facilities with approximately 625 mmgy of total throughput capacity in seven south central U.S. states.

Agribusiness Segment

The Company owns and operates grain handling and storage assets and provides complementary agronomy services to local grain producers through its agribusiness segment, primarily through its wholly-owned subsidiary, Green Plains Grain Company LLC, which has three primary operating lines of business: bulk grain, agronomy and petroleum. In addition to storage capacity at the Company’s ethanol plants, Green Plains Grain has 15 grain elevators with approximately 39.1 million bushels of total storage capacity, which supplies a portion of the feedstock for the Company’s ethanol plants; sells fertilizer and other agricultural inputs and provides application services to area producers through its agronomy business; and sells petroleum products including diesel, soydiesel, blended gasoline and propane, primarily to agricultural producers and consumers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents and Restricted Cash

The Company considers short-term highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents as of December 31, 2011 and 2010 included bank deposits. The Company also has restricted cash which is comprised of cash restricted as to use for payment towards a revenue bond and cash restricted as to use for payment towards a revolving credit agreement.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured.

For sales of ethanol and distillers grains by the Company’s marketing business, revenue is recognized when title to the product and risk of loss transfer to an external customer. Revenues related to marketing operations for third parties are recorded on a gross basis in the consolidated financial statements as Green Plains Trade takes title to the product and assumes risk of loss. Unearned revenue is reflected on the consolidated balance sheets for goods in transit for which the Company has received payment and title has not been transferred to the customer. Revenues from BlendStar’s biofuel terminal operations, which include ethanol transload and splash blending services, are recognized as these services are rendered.

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

Cost of Goods Sold

Cost of goods sold includes costs for direct labor, materials and certain plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of the Company’s ethanol plants. Grain purchasing and receiving costs, other than labor costs for grain buyers and scale operators, are also included in cost of goods sold. Direct materials consist of the costs of corn feedstock, denaturant, and process chemicals. Corn feedstock costs include unrealized gains and losses on related derivative financial instruments not designated as cash flow hedges, inbound freight charges, inspection costs and transfer costs. Corn feedstock costs also include realized gains and losses on related derivative financial instruments, ineffectiveness on cash flow hedges, and reclassifications of realized gains and losses on effective cash flow hedges from accumulated other comprehensive income (loss). Plant overhead costs primarily consist of plant utilities, plant depreciation and outbound freight charges. Shipping costs incurred directly by the Company, including railcar lease costs, are also reflected in cost of goods sold.

The Company uses exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agribusiness segment’s grain inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices. Commodity inventories, forward purchase contracts and forward sale contracts in the agribusiness segment are valued at market prices, where available, or other market quotes adjusted for differences, primarily transportation, between the exchange-traded market and the local markets on which the terms of the contracts are based. Changes in the market value of grain inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts in the agribusiness segment, are recognized in earnings as a component of cost of goods sold. These contracts are predominantly settled in cash. The Company is exposed to loss in the event of non-performance by the counter-party to forward purchase and forward sales contracts.

Derivative Financial Instruments

To minimize the risk and the effects of the volatility of commodity price changes primarily related to corn, ethanol and natural gas, the Company uses various derivative financial instruments, including exchange-traded futures, and exchange-traded and over-the-counter options contracts. The Company monitors and manages this exposure as part of its overall risk management policy. As such, the Company seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company may take hedging positions in these commodities as one way to mitigate risk. While the Company attempts to link its hedging activities to purchase and sales activities, there are situations where these hedging activities can themselves result in losses.

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

The Company evaluates its contracts that involve physical delivery to determine whether they may qualify for the normal purchases or normal sales exemption and are expected to be used or sold over a reasonable period in the normal course of business. Any contracts that do not meet the normal purchase or sales criteria are recorded at fair value with the change in fair value recorded in operating income unless the contracts qualify for, and the Company elects, hedge accounting treatment.

Certain qualifying derivatives within the ethanol production segment are designated as cash flow hedges. Prior to entering into cash flow hedges the Company evaluates the derivative instrument to ascertain its effectiveness. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, the Company would discontinue cash flow hedge treatment, which would affect earnings. These derivative financial instruments are recognized in current assets or other current liabilities at fair value.

Concentrations of Credit Risk

In the normal course of business, the Company is exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. The Company transacts sales of ethanol and distillers grains and is marketing products for third parties, which may result in concentrations of credit risk from a variety of customers, including major integrated oil companies, large independent refiners, petroleum wholesalers, other marketers and jobbers. The Company is also exposed to credit risk resulting from sales of grain to large commercial buyers, including other ethanol plants, which it continually monitors. Although payments are typically received within fifteen days of sale for ethanol and distillers grains, the Company continually monitors this credit risk exposure. In addition, the Company may prepay for or make deposits on undelivered inventories. Concentrations of credit risk with respect to inventory advances are primarily with a few major suppliers of petroleum products and agricultural inputs.

Inventories

Corn to be used in ethanol production, ethanol and distillers grains inventories are stated at the lower of average cost or market.

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

Fertilizer inventories are valued at the lower of cost (weighted average) or market.

Finished goods inventory consists of denatured ethanol and its related co-products and is valued at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of these assets is generally computed using the straight-line method over the following estimated useful lives of the assets:

Years
Plant, buildings and improvements	10-40
Ethanol production equipment	15-40
Other machinery and equipment	5-7
Land improvements	20
Railroad track and equipment	20
Computer and software	3-5
Office furniture and equipment	5-7

Property and equipment is capitalized at cost. Land improvements are capitalized and depreciated. Expenditures for property betterments and renewals are capitalized. Costs of repairs and maintenance are charged to expense as incurred.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its fixed assets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, currently consisting of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of long-lived assets to measure impairment, including projections of future discounted cash flows. No impairment charges were recorded for the periods reported.

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company has recorded goodwill for business combinations to the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. The Company’s goodwill currently is comprised of amounts relating to its acquisitions of Green Plains Ord, Green Plains Central City, Green Plains Holdings II (Global), Green Plains Otter Tail and BlendStar.

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

Financing Costs

Fees and costs related to securing debt financing are recorded as financing costs. Debt issuance costs are stated at cost and are amortized utilizing the effective interest method for term loans and on a straight-line basis for revolving credit arrangements over the life of the agreements. However, during periods of construction, amortization of such costs is capitalized in construction-in-progress.

Noncontrolling Interests

Noncontrolling interests represent the minority partners’ shares of the equity and income of a majority-owned and consolidated subsidiary of Green Plains Grain at December 31, 2011; and in prior periods also included the minority partners’ share of the equity and income of BlendStar. The Company acquired all remaining noncontrolling interests in BlendStar in 2011. Noncontrolling interests are classified on the consolidated statements of operations as a part of net income and the accumulated amount of noncontrolling interests are classified on the consolidated balance sheets as a part of stockholders’ equity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily general and administrative expenses for employee salaries, incentives and benefits; office expenses; director compensation; and professional fees for accounting, legal, consulting, and investor relations activities; as well as non-plant depreciation and amortization costs.

Environmental Expenditures

Environmental expenditures that pertain to current operations and relate to future revenue are expensed or capitalized consistent with its capitalization policy. Probable liabilities incurred that are reasonably estimable are also expensed or capitalized according to this policy and if material, would be disclosed in the Company’s quarterly and annual filings. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to future revenue are expensed as incurred.

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

Business Combinations

The Company accounts for business combinations based on the guidance within ASC 805, which generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity.

Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted the amended guidance in ASC Topic 805, Business Combinations, which, if the company completes a business combination during the reporting period, requires the Company to disclose pro forma revenue and earnings of the combined entity as though the business combinations that occurred during the current period had occurred as of the beginning of the comparable prior annual reporting period. The amended guidance also requires the Company to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

Effective January 1, 2011, the Company adopted the second phase of the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures, which requires the Company to disclose information in the reconciliation of recurring Level 3 measurements regarding purchases, sales, issuances and settlements on a gross basis, with a separate reconciliation for assets and liabilities. The Company did not experience an impact from the additional disclosure requirements as the Company does not have any recurring Level 3 measurements.

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

Effective January 1, 2012, the Company will be required to adopt the amended guidance in ASC Topic 220, Comprehensive Income. This accounting standards update, which helps to facilitate the convergence of GAAP and IFRS, is aimed at increasing the prominence of other comprehensive income in the financial statements by eliminating the option to present other comprehensive income in the statement of stockholders’ equity, and requiring that net income and other comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements. This amended guidance will be implemented retroactively. The Company has determined that the changes to the accounting standards will affect the presentation of consolidated financial information but will not have a material effect on the Company’s financial position or results of operations.

Effective January 1, 2012, the Company will be permitted to adopt the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The Company has determined that the changes to the accounting standards will not impact its disclosure or reporting requirements.

3. ACQUISITIONS

Acquisition of Otter Tail

In March 2011, the Company acquired an ethanol plant with an expected annual production capacity of 60 mmgy and certain other assets near Fergus Falls, Minnesota from Otter Tail Ag Enterprises, LLC, or Otter Tail, for $59.7 million. Consideration included $19.2 million of indebtedness to MMCDC New Markets Fund II, LLC, valued at $18.8 million, and $35.0 million in financing from a group of nine lenders, led by AgStar Financial Services, with the remaining $5.9 million paid in cash. The operating results of Otter Tail have been included in the Company’s consolidated financial statements since March 24, 2011, providing revenue and operating income of $33.6 million and $0.1 million, respectively, for the year ended December 31, 2011.

Amounts of identifiable assets acquired and liabilities assumed (in thousands)
Inventory	$4,986
Other current assets	738
Property and equipment, net	51,925

Current liabilities	(409)
Other	(138)

Total identifiable net assets	57,102
Goodwill	2,600

Purchase price	$59,702

The amounts above reflect final purchase price allocations. Goodwill related to the acquisition is tax deductible and results largely from economies of scale expected to be realized in the Company’s operations.

Consolidated pro forma revenue and operating income, had the acquisition of the Otter Tail ethanol plants occurred on January 1, 2010, would have been $3.6 billion and $99.1 million, respectively, for the year ended December 31, 2011 and $2.2 billion and $92.1 million, respectively, for the year ended December 31, 2010. This unaudited information is based on historical results of operations and is not necessarily indicative of the results that would have been achieved had the acquisitions occurred on such date.

Acquisition of Remaining Interest in BlendStar

In January 2009, the Company acquired a 51% ownership interest in BlendStar, which operates nine blending and terminaling facilities with approximately 625 mmgy of total throughput capacity in seven states in the south central U.S. On July 19, 2011, the Company acquired the remaining 49% of BlendStar from the noncontrolling holders. BlendStar’s operations are included in the marketing and distribution segment.

4. GOODWILL

Changes in the carrying amount of goodwill attributable to each business segment during the years ended December 31, 2011 and 2010 were as follows (in thousands):

	Ethanol Production	Marketing and Distribution	Total
Balance, December 31, 2009	$3,945	$10,598	$14,543
Acquisiton of Global Ethanol	8,582	—	8,582

Balance, December 31, 2010	12,527	10,598	23,125
Adjustment to Global purchase price allocation	15,152	—	15,152
Acquisition of Otter Tail	2,600	—	2,600

Balance, December 31, 2011	$30,279	$10,598	$40,877

Revisions were made during 2011 to the preliminary purchase price allocation for the acquisition of Global Ethanol. The revisions resulted in a reduction of net property and equipment and an increase in goodwill of $15.2 million. Goodwill related to the acquisition is tax deductible and results largely from economies of scale expected to be realized in the Company’s operations.

5. FAIR VALUE DISCLOSURES

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The following tables set forth the Company’s assets and liabilities by level that were accounted for at fair value as of December 31, 2011 and 2010 (in thousands):

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Reclassification for Balance Sheet Presentation	Total
Assets
Cash and cash equivalents	$174,988	$—	$—	$174,988
Restricted cash	21,820	—	—	21,820
Inventories carried at market	—	112,948	—	112,948
Unrealized gains on derivatives	15,710	6,010	(4,292)	17,428

Total assets measured at fair value	$212,518	$118,958	$(4,292)	$327,184

Liabilities
Unrealized losses on derivatives	$2,828	$5,287	$(2,698)	$5,417
Margin deposits	1,594	—	(1,594)	—
Inventory financing arrangements	—	8,894	—	8,894
Other	71	—	—	71

Total liabilities measured at fair value	$4,493	$14,181	$(4,292)	$14,382

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Reclassification for Balance Sheet Presentation	Total
Assets
Cash and cash equivalents	$233,205	$—	$—	$233,205
Restricted cash	32,183	—	—	32,183
Margin deposits	43,394	—	(43,394)	—
Inventories carried at market	—	96,916	—	96,916
Unrealized gains on derivatives	3,303	30,663	11,307	45,273

Total assets measured at fair value	$312,085	$127,579	$(32,087)	$407,577

Liabilities
Unrealized losses on derivatives	$32,317	$2,569	$(32,087)	$2,799

Total liabilities measured at fair value	$32,317	$2,569	$(32,087)	$2,799

The Company believes the fair value of its debt approximates book value, which is $636.8 million and $669.0 million at December 31, 2011 and 2010, respectively. The Company also believes the fair value of its accounts receivable and accounts payable approximate book value, which were $106.2 million and $172.3 million, respectively, at December 31, 2011 and $89.2 and $151.1 million, respectively, at December 31, 2010.

Although the Company currently does not have any recurring Level 3 financial measurements, the fair values of the tangible assets and goodwill acquired represent Level 3 measurements and were derived using a combination of the income approach, the market approach and the cost approach as considered appropriate for the specific assets being valued.

6. SEGMENT INFORMATION

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

The following are certain financial data for the Company’s operating segments for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue:
Ethanol production
Revenue from external customers	$128,780	$63,001	$61,629
Intersegment revenue	2,005,141	1,052,424	669,708

Total segment revenue	2,133,921	1,115,425	731,337
Corn oil production
Revenue from external customers	1,466	995	—
Intersegment revenue	43,391	707	—

Total segment revenue	44,857	1,702	—
Agribusiness
Revenue from external customers	358,968	248,619	147,890
Intersegment revenue	195,172	122,133	74,076

Total segment revenue	554,140	370,752	221,966
Marketing and distribution
Revenue from external customers	3,064,498	1,821,307	1,096,274
Intersegment revenue	467	293	—

Total segment revenue	3,064,965	1,821,600	1,096,274

Revenue including intersegment activity	5,797,883	3,309,479	2,049,577
Intersegment elimination	(2,244,171)	(1,175,557)	(743,784)

Revenue as reported	$3,553,712	$2,133,922	$1,305,793

Gross profit:
Ethanol production	$87,010	$105,079	$47,825
Corn oil production	27,067	878	—
Agribusiness	34,749	25,199	22,561
Marketing and distribution	23,112	21,192	13,572
Intersegment eliminations	294	178	90

	$172,232	$152,526	$84,048

	Year Ended December 31,
	2011	2010	2009
Operating income:
Ethanol production	$73,242	$93,410	$38,778
Corn oil production	26,999	878	—
Agribusiness	11,721	5,614	8,847
Marketing and distribution	9,475	9,673	4,843
Intersegment eliminations	334	188	85
Corporate activities	(22,758)	(17,712)	(13,428)

	$99,013	$92,051	$39,125

Income before income taxes
Ethanol production	$49,612	$72,903	$22,235
Corn oil production	26,998	878	—
Agribusiness	6,170	2,464	7,223
Marketing and distribution	6,760	8,330	4,323
Intersegment eliminations	334	188	85
Corporate activities	(27,975)	(18,712)	(13,621)

	$61,899	$66,051	$20,245

Depreciation and amortization:
Ethanol production	$43,169	$32,619	$25,872
Corn oil production	859	44	—
Agribusiness	3,975	3,070	2,009
Marketing and distribution	1,623	1,383	602
Corporate activities	450	239	152

	$50,076	$37,355	$28,635

Interest expense:
Ethanol production	$23,725	$20,572	$16,633
Corn oil production	—	—	—
Agribusiness	5,569	3,169	1,634
Marketing and distribution	2,716	1,344	546
Intersegement eliminations	(849)	(95)	(22)
Corporate activities	5,484	1,154	36

	$36,645	$26,144	$18,827

Capital expenditures:
Ethanol production	$11,416	$6,763	$7,449
Corn oil production	15,375	6,277	—
Agribusiness	8,977	4,525	955
Marketing and distribution	2,476	2,275	4,926
Corporate activities	4,239	190	458

	$42,483	$20,030	$13,788

The following are total assets for the Company’s operating segments for the periods indicated (in thousands):

	December 31,
	2011	2010
Total assets:
Ethanol production	$879,500	$850,049
Corn oil production	24,601	7,204
Agribusiness	233,201	239,595
Marketing and distribution	181,466	169,148
Corporate assets	121,429	142,666
Intersegment eliminations	(19,369)	(10,883)

	$1,420,828	$1,397,779

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Year Ended December 31,
Revenues	2011	2010	2009
Ethanol	$2,720,918	$1,692,450	$1,000,878
Distillers grains	405,094	179,868	146,941
Corn Oil	44,857	1,702	—
Grain	290,538	193,792	92,341
Agronomy products	61,174	48,881	46,792
Other	31,131	17,229	18,841

Total revenues	$3,553,712	$2,133,922	$1,305,793

7. INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale, which is valued at market value. The components of inventories are as follows (in thousands):

	December 31,
	2011	2010
Finished goods	$57,882	$38,231
Grain held for sale	112,948	96,916
Raw materials	23,215	23,306
Petroleum & agronomy items held for sale	14,206	9,011
Work-in-process	11,418	9,408
Supplies and parts	9,401	8,016

	$229,070	$184,888

8. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2011	2010
Plant equipment	$690,092	$621,826
Plant, buildings and improvements	112,895	106,550
Land and improvements	53,647	51,971
Railroad track and equipment	28,225	26,525
Construction-in-progress	5,573	7,918
Computers and software	4,688	4,038
Office furniture and equipment	1,716	1,098
Leasehold improvements and other	5,751	3,558

Total property and equipment	902,587	823,484
Less: accumulated depreciation	(125,798)	(76,063)

Property and equipment, net	$776,789	$747,421

9. DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2011, the consolidated balance sheets reflect unrealized losses, net of tax, of $3.0 million in accumulated other comprehensive loss. The Company expects all of the unrealized losses at December 31, 2011 will be reclassified into income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change.

Fair Values of Derivative Instruments

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the consolidated balance sheets in which the fair values are reflected (in thousands).

Derivative Instruments	Asset Derivatives Fair Value at December 31,				Liability Derivatives Fair Value at December 31,
Consolidated Balance Sheet Location	2011		2010		2011	2010
Derivative financial instruments (1)	$19,022	(2)	$1,470	(3)	$—	$—
Financing costs and other	—		409		—	—
Accrued and other liabilities	—		—		5,280	2,570
Other liabilities	—		—		137	229

Total	$19,022		$1,879		$5,417	$2,799

(1)	Derivative financial instruments per the balance sheet include a margin deposit liability of $1.6 million and a margin deposit asset of $43.4 million at December 31, 2011 and 2010, respectively.
(2)	Balance at December 31, 2011, includes $12.2 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.
(3)	Balance at December 31, 2010, includes $477 thousand of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

Refer to Note 5 - Fair Value Disclosures, which also contains fair value information related to derivative financial instruments.

Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The following tables provide information about the gain or loss recognized in income and other comprehensive income on the Company’s derivative financial instruments and the line items in the financial statements in which such gains and losses are reflected (in thousands).

Gains (Losses) on Derivative Instruments Not Designated in a Hedging Relationship	Year Ended December 31,
Consolidated Statements of Operations Location	2011	2010	2009
Revenue	$1,595	$2,480	$(6,675)
Cost of goods sold	(35,013)	(28,057)	15,602

Net increase (decrease) recognized in earnings	$(33,418)	$(25,577)	$8,927

Locations of Gain (Loss) Due to Ineffectiveness of Cash Flow Hedges	Year Ended December 31,
Consolidated Statements of Operations Location	2011	2010	2009
Revenue	$(201)	$(100)	$—
Cost of goods sold	(30)	30	—

Net decrease recognized in earnings	$(231)	$(70)	$—

Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income	Year Ended December 31,
Consolidated Statements of Operations Location	2011	2010	2009
Revenue	$(46,686)	$(11,135)	$—
Cost of goods sold	(4,437)	4,629	—

Net decrease recognized in earnings	$(51,123)	$(6,506)	$—

Effective Portion of Cash Flow Hedges Recognized in	Year Ended December 31,
Other Comprehensive Income (Loss)	2011	2010	2009
Commodity Contracts	$(55,356)	$(6,803)	$175

The table below summarizes the volumes of open commodity derivative positions as of December 31, 2011 (in thousands):

	December 31, 2011
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity
Futures	(19,416)				Bushels	Corn, Soybeans and Wheat
Futures	35	(3)			Bushels	Corn
Futures	9,336				Gallons	Ethanol
Futures	(34,566	) (3)			Gallons	Ethanol
Options	(216)				Bushels	Corn
Options	(2,611)				Gallons	Ethanol
Options	(8,340	) (4)			Pounds	Soybean Oil
Forwards			12,274	(7,236)	Bushels	Corn, Soybeans, Wheat and Milo
Forwards			11,780	(257,128)	Gallons	Ethanol
Forwards			4	(104)	Tons	Distillers Grains

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta- adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis.
(3)	Futures used for cash flow hedges.
(4)	Soybean oil options are used to hedge corn oil.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Revenues and cost of goods sold under such contracts are summarized in the table below for the periods indicated (in thousands).

	Year Ended December 31,
	2011	2010	2009
Revenue	$133,619	$30,252	$122,018
Cost of goods sold	$132,234	$30,283	$117,247

10. DEBT

The principal balances of the components of debt are as follows (in thousands):

	December 31,
	2011	2010
Green Plains Bluffton:
$70.0 million term loan	$48,018	$56,000
$20.0 million revolving term loan	20,000	20,000
$22.0 million revenue bond	19,120	20,615
Green Plains Central City:
$55.0 million term loan	46,558	52,200
$30.5 million revolving term loan	24,739	30,500
$11.0 million revolver	—	6,239
Equipment financing loan	170	230
Green Plains Holdings II:
$34.1 million term loan	27,914	34,136
$42.6 million revolving term loan	35,679	42,214
$15.0 million revolver	15,000	15,000
Other	194	387
Green Plains Obion:
$60.0 million term loan	25,670	40,930
$37.4 million revolving term loan	36,200	36,200
Note payable	85	124
Equipment financing loan	445	591
Economic development grant	1,424	1,514
Green Plains Ord:
$25.0 million term loan	21,300	23,800
$13.0 million revolving term loan	12,151	13,000
$5.0 million revolver	3,349	2,500
Green Plains Otter Tail:
$30.3 million term loan	27,386	—
$4.7 million revolver	4,675	—
$19.2 million note payable	18,883	—
Capital lease payable	166	—
Green Plains Shenandoah:
$30.0 million term loan	6,068	13,368
$17.0 million revolving term loan	17,000	17,000
Economic development loan	—	45
Green Plains Superior:
$23.5 million term loan	20,750	26,250
$10.0 million revolving term loan	10,000	10,000
Equipment financing loan	156	219

Continued on the following page

Continued from the previous page

	December 31,
	2011	2010
Green Plains Grain:
$30.0 million term loan	27,833	—
$195.0 revolving loan	27,000	—
$20.0 million term loan	—	19,000
$100.0 million revolving loan	—	68,004
Inventory financing arrangements	8,894	—
Equipment financing loans	311	915
Notes payable	2,000	3,288
Green Plains Trade:
$70.0 million revolving loan	33,705	21,179
Corporate:
$90.0 million convertible notes	90,000	90,000
Note Payable	1,625	—
Capital Lease	606	—
Other	1,692	3,520

Total debt	636,766	668,968
Less: current portion of long-term debt	(73,760)	(51,885)
Less: short-term notes payble and other	(69,599)	(89,183)

Long-term debt	$493,407	$527,900

Scheduled long-term debt repayments, are as follows (in thousands):

Year Ending December 31,	Amount
2012	$143,359
2013	123,703
2014	42,172
2015	133,451
2016	70,255
Thereafter	124,118
Debt discount	(292)

Total	$636,766

Loan Terminology

Related to loan covenant discussions below, the following definitions generally apply to the Company’s loans (all calculated in accordance with GAAP consistently applied):

•	Working capital – current assets less current liabilities.

•	Net worth – total assets less total liabilities plus subordinated debt.

•	Tangible Net worth – total assets less intangible assets less total liabilities plus subordinated debt.

•	Tangible owner’s equity ratio – tangible net worth divided by total assets.

•

Debt service coverage ratio* – (1) net income (after taxes), plus depreciation and amortization, divided by (2) all current portions of regularly scheduled long-term debt for the prior period (previous year end).

•	Fixed charge coverage ratio* –

•

(1) adjusted EBITDA divided by (2) fixed charges, which are generally the sum of interest expense, scheduled principal payments, distributions, and maintenance capital, within the ethanol production segment.

•

(1) EBITDA, plus cash equity investments by the parent company, less capital expenditures and interest expense of working capital financings divided by (2) scheduled principal payments and interest expense on long-term indebtedness, within the agribusiness segment.

•

(1) EBITDA less capital expenditures less distributions less cash taxes, divided by (2) all debt payments for the previous four quarters, on a trailing quarter basis, within the marketing and distribution segment.

•	Leverage ratio – total liabilities divided by tangible net worth.

*	Certain credit agreements allow for the inclusion of equity contributions from the parent company in the calculations of the debt service and fixed charge coverage ratios.

Ethanol Production Segment

Loan Repayment Terms

•	Term Loans –

•	Scheduled principal payments are as follows:

• Green Plains Bluffton	$0.6 million per month
• Green Plains Central City	$0.4 million per month
• Green Plains Holdings II	$1.5 million per quarter
• Green Plains Obion	$2.4 million per quarter
• Green Plains Ord	$0.2 million per month
• Green Plains Otter Tail	$0.4 million per month
• Green Plains Shenandoah	$1.2 million per quarter
• Green Plains Superior	$1.4 million per quarter

•	Final maturity dates (at the latest) are as follows:

• Green Plains Bluffton	November 19, 2013
• Green Plains Central City	July 1, 2016
• Green Plains Holdings II	January 1, 2015
• Green Plains Obion	August 20, 2014
• Green Plains Ord	July 1, 2016
• Green Plains Otter Tail	September 1, 2018
• Green Plains Shenandoah	May 20, 2013
• Green Plains Superior	July 20, 2015

•

Each term loan, except for the Green Plains Holdings II and Green Plains Otter Tail term loans, has a provision that requires the respective subsidiary to make annual special payments equal to a percentage ranging from 65% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations and provided that if such payment would result in a covenant default under the respective loan agreements, the amount of the payment shall be reduced to an amount which would not result in a covenant default.

•	As of December 31, 2011, free cash flow payments are discontinued when the aggregate of such future payments meets the following amounts:

• Green Plains Bluffton	$15.0 million
• Green Plains Central City and Green Plains Ord combined	$16.0 million
• Green Plains Obion	$10.1 million
• Green Plains Shenandoah	$ 2.1 million
• Green Plains Superior	$10.0 million

•	Free cash flow payments currently are not to exceed the following amounts in any given year:

• Green Plains Bluffton	$4.0 million
• Green Plains Central City and Green Plains Ord combined	$4.0 million
• Green Plains Obion	$8.0 million
• Green Plains Shenandoah	$2.5 million

•

Revolving Term Loans – The revolving term loans are generally available for advances throughout the life of the commitment, subject, in certain cases, to borrowing base restrictions. Allowable advances under the Green Plains

Shenandoah loan agreement are reduced by $2.4 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than November 1, 2014. Allowable advances under the Green Plains Superior loan agreement are reduced by $2.5 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than January 1, 2016. Allowable advances under the Green Plains Obion loan agreement are reduced by $4.7 million on a semi-annual basis commencing on March 1, 2015. Allowable advances under the Green Plains Holdings II loan agreement are reduced by $2.7 million on a semi-annual basis. Interest-only payments are due each month on all revolving term loans until the final maturity date for the Green Plains Bluffton, Green Plains Central City, Green Plains Ord, Green Plains Otter Tail, Green Plains Shenandoah, and Green Plains Superior loan agreements.

•	Final maturity dates (at the latest) are as follows:

• Green Plains Bluffton	November 19, 2013
• Green Plains Central City	July 1, 2016
• Green Plains Holdings II	April 1, 2016
• Green Plains Obion	September 1, 2018
• Green Plains Ord	July 1, 2016
• Green Plains Shenandoah	November 1, 2016
• Green Plains Superior	July 1, 2017

•

Revolvers – The revolvers generally support the working capital needs of the respective facilities and are subject to borrowing base requirements of between 60% and 85% of eligible inventory and receivables.

•	Final maturity dates are as follows:

• Green Plains Central City	June 29, 2012
• Green Plains Holdings II	April 30, 2012
• Green Plains Ord	June 29, 2012
• Green Plains Otter Tail	March 23, 2012

Interest and Fees

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

Covenants

The loan agreements contain affirmative covenants (including financial covenants) and negative covenants including:

•	Maintenance of working capital, including unused portion of revolver, as follows:

• Green Plains Bluffton	$12.0 million

• Green Plains Central City and Green Plains Ord	$10.0 million, combined, excluding current maturities of long-term debt.
• Green Plains Holdings II	$1.0 million (increasing periodically until reaching $7.5 million by March 31, 2013)
• Green Plains Obion	$9.0 million
• Green Plains Otter Tail	$8.0 million
• Green Plains Shenandoah	$6.0 million
• Green Plains Superior	$0.0 million (increasing periodically until reaching $3.0 million by December 1, 2012)

•	Maintenance of net worth as follows:

• Green Plains Holdings II	$70.0 million
• Green Plains Obion	$90.0 million
• Green Plains Shenandoah	$54.0 million
• Green Plains Superior	$23.0 million

•	Maintenance of tangible net worth as follows:

• Green Plains Bluffton	$82.5 million
• Green Plains Otter Tail	$8.0 million

•	Maintenance of tangible owner’s equity as follows:

• Green Plains Bluffton	at least 50%

•	Maintenance of certain annual coverage ratios as follows:

Fixed charge coverage ratios:

• Green Plains Bluffton	1.25 to 1.0
• Green Plains Central City and Green Plains Ord	1.15 to 1.0, combined
• Green Plains Otter Tail	1.15 to 1.0

Debt service coverage ratios:

• Green Plains Holdings II	1.25 to 1.0
• Green Plains Obion	1.25 to 1.0
• Green Plains Shenandoah	1.25 to 1.0
• Green Plains Superior	1.25 to 1.0

•	Annual capital expenditures will be limited as follows:

• Green Plains Bluffton	$2.0 million
• Green Plains Central City	$2.0 million
• Green Plains Holdings II	$2.0 million
• Green Plains Obion	$2.0 million
• Green Plains Ord	$2.0 million
• Green Plains Otter Tail	$5.0 million
• Green Plains Shenandoah	$1.3 million
• Green Plains Superior	$0.6 million

•

Allowable dividends or other annual distributions from each respective subsidiary, subject to certain additional restrictions including compliance with all loan covenants, terms and conditions, are as follows:

• Green Plains Bluffton	Up to 35% of net profit before tax, and up to an additional 15% of net profit before tax, after free cash flow payment is made

• Green Plains Central City and Green Plains Ord	Up to 35% of net profit before tax, and an unlimited amount may be distributed after free cash flow payment is made, provided maintenance of 70% tangible owner equity
• Green Plains Obion	Up to 40% of net profit before tax, and unlimited after free cash flow payment is made
• Green Plains Otter Tail	Up to 40% of net profit before tax, and a reasonable amount may be distributed provided maintenance of 40% tangible owner equity
• Green Plains Shenandoah	Up to 40% of net profit before tax and unlimited after free cash flow payment is made
• Green Plains Superior	Up to 40% of net profit before tax and unlimited after free cash flow payment is made

All of the Company’s ethanol production subsidiaries were in compliance with their respective debt covenants at December 31, 2011.

Bluffton Revenue Bond

•

Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the City of Bluffton, Indiana. The revenue bond requires: (1) semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019, and (2) a final principal and interest payment of $3.745 million on September 1, 2019.

•	The revenue bond bears interest at 7.50% per annum.

•	At December 31, 2011, Green Plains Bluffton had $3.2 million of cash that was restricted as to use for payment towards the current maturity and interest of the revenue bond.

Subsequent Amendments

On February 9, 2012, Green Plains Holdings II entered into an amended and restated credit agreement comprised of a $26.4 million amortizing term loan and a $51.1 million revolving term loan. The final maturity dates of the amortizing term loan and revolving term loan are July 1, 2016 and October 1, 2018, respectively. The amended and restated credit agreement requires the Company to maintain certain affirmative and negative covenants including maintaining minimum working capital of $16.0 million (increasing periodically until reaching $22.5 million by March 31, 2013), maintaining minimum net worth of $80.0 million, and limiting annual capital expenditures to $5.0 million in 2012 (increasing to $6.0 million in 2013).

On February 16, 2012, Green Plains Bluffton entered into an amendment of its master loan agreement to decrease the minimum fixed charge coverage ratio, or FCCR, from 1.25 to 1.0 to a ratio of 1.15 to 1.0. The amendment required a $3.0 million capital injection from the parent entity and waives any potential noncompliance related to covenants of Green Plains Bluffton to that date. Without the amendment, the parent entity had the ability and intent to meet the FCCR covenant by injecting the necessary capital into Green Plains Bluffton prior to filing the compliance certificate. The Company believes it will maintain compliance with the FCCR, and all other covenants, related to the Green Plains Bluffton loan agreement going forward.

Agribusiness Segment

The Green Plains Grain loans, executed on October 28, 2011, are comprised of a $30.0 million amortizing term loan and a $195.0 million revolving credit facility with various lenders. The term loan and revolving credit facility mature on November 1, 2021 and October 28, 2013, respectively.

The $30.0 million amortizing term loan was disbursed in an initial advance in the amount of $28.0 million on October 31, 2011. The remaining $2.0 million amount may be requested on or before May 1, 2012. Equal payments of principal sufficient to amortize the loan in full over a 15-year period, plus interest, are due on the first day of every month with the remaining outstanding balance and all accrued interest due on November 1, 2021, the loan maturity date. The loan bears interest at a fixed rate of 6.00% per annum. As security for the loan, the lender received a first priority lien on certain real estate and other property owned by the subsidiaries within the agribusiness segment.

The revolving credit facility includes total revolving credit commitments of $195.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $55.0 million of new lender commitments upon agent approval. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, machinery, accounts receivable and other assets owned by subsidiaries of the agribusiness segment. Advances are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period plus the applicable margin or a rate per annum equal to the base rate plus the applicable margin. The principal balance of each advance shall be due and payable on the respective maturity date but no later than October 28, 2013.

The term loan and revolving credit facility agreements contain certain financial covenants and restrictions, including the following:

•	The consolidated total fixed charge coverage ratio shall not at the end of any fiscal quarter, for the rolling four fiscal quarters then ending, be less than 1.25 to 1.00.

•	Working capital shall not be less than $30.0 million as of the end of each fiscal quarter.

•	The consolidated long-term indebtedness to consolidated net fixed assets ratio shall not exceed 0.70 to 1.00.

•

Total tangible net worth shall not be less than $50.0 million, with such minimum amount being increased by an amount equal to 50% of the consolidated net income for each fiscal year, without reduction for losses.

•	The leverage ratio shall be not greater than 5.5 to 1.0 as of the last day of any fiscal quarter.

•	Annual capital expenditures are limited to $5.0 million.

The agribusiness segment was in compliance with its respective debt covenants at December 31, 2011.

Inventory Financing Arrangements

On August 15, 2011, the Company entered into two short-term inventory financing arrangements with a financial institution. Under the terms of the financing agreements, the Company sold quantities of grain totaling $10.0 million, issued warehouse receipts to the financial institution and simultaneously entered into agreements to repurchase the grain in future periods. The agreements mature on January 11, 2012 and February 10, 2012. The Company has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. At December 31, 2011, grain inventory and the short-term note payable were valued at $8.9 million and were measured using Level 2 inputs.

Equipment Financing Loans

Green Plains Grain has two separate equipment financing agreements with AXIS Capital Inc. initially totaling $1.75 million (individually and collectively, the “Equipment Financing Loans”). The Equipment Financing Loans provide financing for designated vehicles, implements and machinery. Pursuant to the terms of the agreements, Green Plains Grain is required to make 48 monthly principal and interest payments of $43 thousand, which commenced in April 2008. See Note 17 – Related Party Transactions for further discussion.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility. Under the loan agreement, as amended, the lender will loan up to $70.0 million, subject to a borrowing base equal to 85% of eligible receivables. The balance is subject to interest charges of either: (1) Base Rate (lender’s commercial floating rate plus 2.5%); or, (2) LIBOR plus 3.5%. At December 31, 2011, Green Plains Trade had $18.5 million in cash that was restricted as to use for payment towards the loan agreement. Such cash is presented in restricted cash on the consolidated balance sheets. The amended revolving credit facility expires on March 31, 2014. As of December 31, 2011, Green Plains Trade was in compliance with all debt covenants.

The loan agreement contains certain financial covenants and restrictions, including the following:

•	Maintenance of a fixed charge coverage ratio not less than 1.15 to 1.0.

•	Capital expenditures for Green Plains Trade are restricted to $0.5 million per year.

Corporate Activities

In November 2010, the Company issued $90 million of 5.75% Convertible Senior Notes due 2015. The notes represent senior, unsecured obligations of the Company, with interest payable on May 1 and November 1 of each year. The notes may be converted into shares of the Company’s common stock and cash in lieu of fractional shares of the common stock based on a conversion rate initially equal to 69.7788 shares of the common stock per $1,000 principal amount of Notes, which is equal to an initial conversion price of $14.33 per share. The conversion rate is subject to adjustment upon the occurrence of specified events. The Company may redeem for cash all but not less than all, of the Notes at any time on and after November 1, 2013, if the last reported sale price of the Company’s common stock equals or exceeds 140% of the applicable conversion price for a specified time period, at a redemption price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest. Default by the Company with respect to any loan in excess of $10.0 million constitutes an event of default under the convertible senior notes, which could result in the convertible senior notes being declared due and payable.

Capitalized Interest

The Company had no capitalized interest for years ended December 31, 2011, 2010 and 2009.

Restricted Net Assets

At December 31, 2011, there were approximately $528.6 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

•

Stock Awards – Stock awards may be granted to directors and employees with ownership of the common stock vesting immediately or over a period determined by the Compensation Committee and stated in the award. Stock awards granted to date vested in some cases immediately and at other times over a period determined by the Compensation Committee and were restricted as to sales for a specified period. Compensation expense was recognized upon the grant award date if fully vested, or over the requisite vesting period.

•

Deferred Stock Units – Deferred stock units (“DSU”) may be granted to directors and employees with ownership of the common stock vesting immediately or over a period determined by the Compensation Committee and stated in the award. As determined by the Compensation Committee, deferred stock units granted to date vest over a specific period with underlying shares of common stock issuable in a period beyond the vesting date. Compensation expense was recognized upon the grant award date if fully vested, or over the requisite vesting period.

For stock options granted during the periods indicated below, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under GAAP, with the following weighted-average assumptions:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Expected life	*	6.0	6.2
Interest rate	*	2.32%	2.85%
Volatility	*	63.13%	67.80%
Dividend yield	*	—	—

*	The Company did not grant any stock option awards during the year ended December 31, 2011.

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

A summary of stock option activity for the year ended December 31, 2011 is as follows:

	Shares	Weighted- Average Exercise	Weighted- Average Remaining	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	1,170,500	$15.42	5.1	$2,349
Granted	—	$—
Exercised	(27,499)	6.51		$121
Forfeited	(13,251)	11.26
Expired	(7,251)	17.41

Outstanding at December 31, 2011	1,122,499	$15.68	3.8	$1,374

Exercisable at December 31, 2011 (1)	1,052,249	$15.89	3.5	$1,360

(1)	Includes in-the-money options totaling 357,499 shares at a weighted-average exercise price of $5.68.

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

The following table summarizes non-vested stock activity and DSU activity for the year ended December 31, 2011:

	Non-vested Shares and DSU’s	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Vesting Term (in years)
Nonvested at December 31, 2010	371,486	$10.15
Granted	392,056	12.01
Forfeited	(2,500)	16.95
Vested	(275,030)	9.80

Nonvested at December 31, 2011	486,012	$11.81	1.8

Compensation costs expensed for share-based payment plans described above were approximately $4.4 million, $2.9 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, there was $4.0 million of unrecognized compensation costs from share-based compensation arrangements, which is related to non-vested shares. This compensation is expected to be recognized over a weighted-average period of approximately 1.7 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 37.5% of these expense amounts.

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

	Year Ended December 31,
	2011	2010	2009
Net income attributable to Green Plains	$38,418	$48,012	$19,790
Weighted average shares outstanding - basic	35,276	31,032	24,895

Income attributable to Green Plains stockholders - basic	$1.09	$1.55	$0.79

Net income attributable to Green Plains	$38,418	$48,012	$19,790
Interest and amortization on convertible debt	5,776	960	—
Tax effect of interest on convertible debt	(2,166)	(260)	—

Net income attributable to Green Plains on an as-if-converted basis	$42,028	$48,712	$19,790

Weighted average shares outstanding - basic	35,276	31,032	24,895
Effect of dilutive convertible debt	6,280	1,015	—
Effect of dilutive stock options	252	300	174

Total potential shares outstanding	41,808	32,347	25,069

Income attributable to Green Plains stockholders - diluted	$1.01	$1.51	$0.79

Excluded from the computations of diluted EPS for the years ended December 31, 2011, 2010 and 2009, were stock options, stock awards and DSUs totaling 0.9 million, 0.7 million and 1.0 million shares, respectively, because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the respective periods. As consideration for the Global acquisition in October 2010, the

Company issued warrants for 700,000 shares of its restricted stock at a price of $14.00 per share. The warrants are excluded from the computations of diluted EPS as the exercise price was greater than the average market price of the Company’s common stock for the years ended December 31, 2011 and 2010.

13. TREASURY STOCK

On September 9, 2011, the Company repurchased 3.5 million shares of common stock at a price of $8.00 per share from a subsidiary of NTR plc, which is a principal shareholder of the Company. Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity on the consolidated balance sheets. When shares are reissued, the Company will use the weighted average cost method for determining the cost basis. The difference between the cost of the shares and the issuance price will be added or deducted from additional paid-in capital. The Company does not have a share repurchase program and does not intend to retire the repurchased shares.

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

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current	$(612)	$1,369	$438
Deferred	24,298	16,520	(347)

Total	$23,686	$17,889	$91

Deferred income tax provisions for the year ended December 31, 2009 reflect the Company’s determination that any benefit from net deferred tax assets related to net operating losses for tax purposes may not be realized. As a result, valuation allowances were provided. In 2010, due to profitability, the valuation allowances were released, except for those related to specific federal and state tax credits.

Differences between the income tax expense (benefit) computed at the statutory federal income tax rate and as presented on the consolidated statements of operations are summarized as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Tax expense (benefit) at federal statutory rate of 35%	$21,737	$23,118	$7,063
State income tax expense (benefit), net of federal expense	2,989	(1,883)	(2,411)
Tax credits	—	—	(439)
Decrease in valuation allowance against deferred tax assets	(2,084)	(3,749)	(3,004)
Other	1,044	403	(1,118)

Income tax expense	$23,686	$17,889	$91

The Company’s state income tax benefit for the years ended December 31, 2010 and 2009 includes state income tax expense on income which was more than offset by certain state tax benefits and credits that will expire in years 2014 through 2023.

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards - Federal	$14,863	$12,915
Net operating loss carryforwards - State	671	1,736
Tax credit carryforwards - Federal	1,354	1,340
Tax credit carryforwards - State	6,193	7,312
Derivatives	1,540	5,749
Organizational and start-up costs	6,373	4,606
Stock-based compensation	3,283	2,528
Inventory valuation	711	3,258
Accrued Expenses	4,857	3,526
Deferred Revenue	590	616
Other	189	144

Total deferred tax assets	40,624	43,730

Deferred tax liabilities:
Fixed assets	$(76,250)	$(54,356)
Investment in partnerships	(946)	—

Total deferred tax liabilities	(77,196)	(54,356)

Valuation allowance	(2,754)	(5,990)

Deferred income taxes	$(39,326)	$(16,616)

The deferred tax valuation allowance of $2.8 million includes federal and state valuation allowances of $0.7 million and $2.1 million, respectively. The state valuation allowance is related to certain Iowa and Tennessee tax credits that have a remaining life between 3 and 13 years.

As of December 31, 2011 and 2010, the Company had federal net operating loss carryforwards of $42.5 million and $36.9 million, respectively, which are available to reduce future federal income tax, if any, through 2031. In determining these net operating loss carryforwards, the Company considered future taxable income and possible limitations on net operating losses.

The Company continues to maintain a valuation allowance against some of its net deferred tax assets at December 31, 2011, due to the uncertainty of realizing these assets in the future. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The Company conducts business and files tax returns in several states within the U.S. The Company’s federal and state returns for the tax years ended November 30, 2008 and later are still subject to audit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2011	$1,061
Gross increases from tax positions in prior periods	1,629
Settlements	(2,583)

Balance at December 31, 2011	$107

During 2011, the Company reached a settlement with the IRS with respect to the audit of the November 30, 2006 and 2007 tax returns. Unrecognized tax benefits related to federal and state net operating loss carryforwards were affected by the non-cash settlement. The unrecognized tax benefits, if recognized, would favorably impact the Company’s effective tax rate.

The Company accrues interest and penalties associated with uncertain tax positions as part of selling, general and administrative expense.

15. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $16.8 million, $11.3 million and $9.4 million during the years ended December 31, 2011, 2010 and 2009, respectively. Aggregate minimum lease payments under these agreements for future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2012	$16,566
2013	14,496
2014	7,922
2015	5,877
2016	5,057
Thereafter	2,768

Total	$52,686

Commodities

As of December 31, 2011, the Company had contracted for future grain deliveries valued at $237.6 million, natural gas deliveries valued at approximately $8.3 million, ethanol product deliveries valued at approximately $12.5 million and distillers grains product deliveries valued at approximately $1.8 million.

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

In addition to the above-described proceeding, the Company is currently involved in other litigation that has arisen in the ordinary course of business, but it does not believe that any other pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

16. EMPLOYEE BENEFIT PLANS

The Company offers eligible employees a comprehensive employee benefits plan that includes health, dental, vision, life and accidental death, short-term disability, long-term disability, and flexible spending accounts. Additionally, the Company offers a 401(k) retirement plan that enables eligible employees to save on a tax-deferred basis up to the limits allowable under the Internal Revenue Code. The Company matches up to 4% of eligible employee contributions. Employee and employer contributions are 100% vested immediately. Employer contributions to the 401(k) plan were $ 0.9 million, $0.6 million and $0.5 for the years ended December 31, 2011, 2010 and 2009 respectively.

Green Plains Grain contributes to a defined benefit pension plan. Although benefits under the plan were frozen as of January 1, 2009, Green Plains Grain remains obligated to ensure that the plan is funded in accordance with applicable requirements. As of December 31, 2011, the assets of the plan were $5.6 million and liabilities of the plan were $6.3 million. Excess plan liabilities over plan assets of $0.7 million and $0.2 million are included in other liabilities on the consolidated balance sheets at December 31, 2011 and 2010, respectively. Minimum funding standards generally require a plan’s underfunding to be made up over a seven-year period. The amount of underfunding could increase or decrease, based on investment returns of the plan’s assets or changes in the assumed discount rate used to value benefit obligations.

17. RELATED PARTY TRANSACTIONS

Commercial Contracts

Three subsidiaries have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital is a member of the Company’s Board of Directors. Totals of $0.5 million and $1.1 million were included in debt at December 31, 2011 and 2010, respectively, under these financing arrangements. Payments, including principal and interest, totaled $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The highest amount outstanding during the fiscal year ended December 31, 2011 was $1.1 million and the weighted average interest rate for all financing agreements is 6.9%.

The Company has entered into ethanol purchase and sale agreements and throughput agreements with Center Oil Company. Gary R. Parker, President and Chief Executive Officer of Center Oil, is a member of the Company’s Board of Directors. During the year ended December 31, 2011, cash receipts from Center Oil totaled $146.9 million and payments to Center Oil totaled $8.7 million on these contracts. During the year ended December 31, 2010, cash receipts from Center Oil totaled $81.6 million and payments to Center Oil totaled $6.3 million on these contracts. During the year ended December 31, 2009, cash receipts and payments totaled $112.0 million and $15.5 million, respectively, on these contracts. The Company had $1.0 million and $6.1 million included in accounts receivable at December 31, 2011 and 2010, respectively, $69 thousand in outstanding payables at December 31, 2011 and no outstanding payables under these purchase agreements at December 31, 2010.

Aircraft Lease

The Company has entered into an agreement with Hoovestol, Inc. for the lease of an aircraft. Wayne B. Hoovestol, President of Hoovestol Inc., is Chairman of the Company’s Board of Directors. The Company has agreed to pay $6,667 per month for use of up to 100 hours per year of the aircraft. Any flight time in excess of 100 hours per year will incur additional hourly-based charges. For the years ended December 31, 2011, 2010 and 2009, payments related to this lease totaled $149 thousand, $67 thousand and $6 thousand, respectively, and at December 31, 2011 and 2010, the Company did not have any outstanding payables related to this lease.

18. QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth certain unaudited financial data for each of the quarters within the years ended December 31, 2011 and 2010. This information has been derived from the Company’s consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

(Amounts in thousands, except per share amounts)
	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenues	$922,791	$957,018	$861,576	$812,327
Cost of goods sold	870,738	909,725	826,314	774,703
Operating income	32,184	29,045	17,788	19,996
Other expense	(9,428)	(9,665)	(9,917)	(8,104)
Income tax expense	9,495	6,979	2,852	4,361
Net income attributable to Green Plains	13,266	12,429	4,982	7,741
Basic earnings per share attributable to Green Plains	0.40	0.35	0.14	0.21
Diluted earnings per share attributable to Green Plains	0.36	0.32	0.14	0.20

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Revenues	$757,032	$496,252	$453,748	$426,890
Cost of goods sold	705,414	464,295	422,687	389,000
Operating income	32,722	16,942	17,465	24,922
Other expense	(8,450)	(6,445)	(6,060)	(5,045)
Income tax expense	7,900	3,083	2,516	4,390
Net income attributable to Green Plains	16,384	7,366	8,685	15,577
Basic earnings per share attributable to Green Plains	0.47	0.23	0.28	0.59
Diluted earnings per share attributable to Green Plains	0.44	0.23	0.27	0.58

Schedule I – Condensed Financial Information of the Registrant (Parent Company Only)

GREEN PLAINS RENEWABLE ENERGY, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF BALANCE SHEET – PARENT COMPANY ONLY

(in thousands)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$71,547	$114,565
Accounts receivable, including amounts from related parties of $51 and $2,520, respectively	202	2,556
Prepaid expenses and other	698	555
Due from subsidiaries	—	16,066

Total current assets	72,447	133,742
Property and equipment, net	4,425	688
Investment in consolidated subsidiaries	526,470	443,231
Other assets	13,121	9,318

Total assets	$616,463	$586,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,600	$1,223
Accrued liabilities	7,808	7,016
Due to subsidiaries	8,947	—
Current maturities of long-term debt	204	492

Total current liabilities	18,559	8,731
Long-term debt	92,028	90,000
Other liabilities	764	—

Total liabilities	111,351	98,731

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 and 50,000,000 shares authorized; 36,413,611 and 35,793,501 shares issued and 32,913,611 and 35,793,501 shares outstanding, respectively	36	36
Additional paid-in capital	440,469	431,289
Retained earnings	95,761	57,343
Accumulated other comprehensive loss	(2,953)	(420)
Treasury stock, 3,500,000 and 0 shares, respectively	(28,201)	—

Total stockholders’ equity	505,112	488,248

Total liabilities and stockholders’ equity	$616,463	$586,979

See accompanying notes to the condensed financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Selling, general and administrative expenses	471	—	—

Operating income (loss)	(471)	—	—

Other income (expense)
Interest income	197	324	122
Interest expense	(5,484)	(1,154)	(36)
Other, net	(779)	(169)	(277)

Total other expense	(6,066)	(999)	(191)

Income before income taxes	(6,537)	(999)	(191)
Income tax benefit	(2,462)	(976)	(34)

Income before equity in earnings of subsidiaries	(4,075)	(23)	(157)
Equity in earnings of consolidated subsidiaries	42,493	48,035	19,947

Net income	$38,418	$48,012	$19,790

See accompanying notes to the condensed financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF CASH FLOWS – PARENT COMPANY ONLY

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:	$36,400	$(10,616)	$30,853

Net cash provided (used) by operating activities	36,400	(10,616)	30,853

Cash flows from investing activities:
Purchases of property and equipment	(4,239)	(189)	(458)
Investment in subsidiaires	(32,651)	(46,459)	(63,288)
Issuance of notes receivable from subsidiaries, net of payments received	(9,011)	(8,550)	(500)
Dividends received	—	—	914
Other, net	(4,162)	(665)	(1,173)

Net cash used by investing activities	(50,063)	(55,863)	(64,505)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	90,000	—
Payments of principal on long-term debt	(535)	(500)	—
Purchase of noncontrolling interests	(3,125)	—	—
Proceeds from issuance of common stock	—	79,732	—
Payments for repurchase of common stock	(28,201)	—	—
Other, net	2,506	221	717

Net cash provided (used) by financing activities	(29,355)	169,453	717

Net change in cash and equivalents	(43,018)	102,974	(32,935)
Cash and cash equivalents, beginning of period	114,565	11,591	44,526

Cash and cash equivalents, end of period	$71,547	$114,565	$11,591

See accompanying notes to the condensed financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS – PARENT COMPANY ONLY

1. BASIS OF PRESENTATION

Green Plains Renewable Energy, Inc., the Parent Company, is a holding company that conducts substantially all of its business operations through its subsidiaries. As specified in certain of its subsidiaries’ debt agreements, there are restrictions on the Parent Company’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances. See Note 10 – Debt in the Notes to the Consolidated Financial Statements for further information. Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Green Plains Renewable Energy, Inc.’s audited consolidated financial statements included elsewhere herein.

2. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Parent Company leases certain facilities under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Parent Company incurred lease expenses of $1.0 million and $1.2 million during the years ended December 31, 2011 and 2010, respectively. Aggregate minimum lease payments under these agreements for future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2012	$847
2013	725
2014	751
2015	763
2016	788
Thereafter	247

Total	$4,121

Parent Guarantees

The various operating subsidiaries of the Parent Company enter into contracts as a routine part of their business activities. Examples of these contracts include financing and lease arrangements, commodity purchase and sale agreements, and agreements with vendors. In certain instances, the contractual obligations of such subsidiaries are guaranteed by, or otherwise supported by the Parent Company. As of December 31, 2011, the Parent Company had $48.9 million in guarantees of subsidiary contracts and indebtedness.

3. LONG-TERM DEBT

Parent Company only debt is comprised of future payments related to the convertible notes issued in November 2010, notes payable and capital leases obligations.

Scheduled long-term debt repayments are as follows (in thousands):

Year Ending December 31,	Amount
2012	$204
2013	1,839
2014	188
2015	90,000
2016	—
Thereafter	—

Total	$92,231