Form 10-Q
period 2012-03-31
Green Plains Renewable Energy, Inc.
filed 2012-05-01
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares of common stock, par value $0.001 per share, outstanding as of April 27, 2012 was 29,583,902 shares.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$134,989	$174,988
Restricted cash	24,823	19,619
Accounts receivable, net of allowances of $309 and $263, respectively	92,702	106,198
Inventories	250,925	229,070
Prepaid expenses and other	5,715	8,610
Deferred income taxes	25,634	14,828
Deposits	3,665	5,679
Derivative financial instruments	28,363	17,428

Total current assets	566,816	576,420

Property and equipment, net of accumulated depreciation of $138,809 and $125,798, respectively	770,298	776,789
Goodwill	40,877	40,877
Other assets	25,695	26,742

Total assets	$1,403,686	$1,420,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$96,852	$172,328
Accrued and other liabilities	24,685	29,825
Unearned revenue	18,198	15,453
Short-term borrowings	169,603	69,599
Current maturities of long-term debt	83,787	73,760

Total current liabilities	393,125	360,965

Long-term debt	486,319	493,407
Deferred income taxes	60,294	55,970
Other liabilities	4,948	5,129

Total liabilities	944,686	915,471

Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 36,790,315 and 36,413,611 shares issued, and 29,590,315 and 32,913,611 shares outstanding, respectively	37	36
Additional paid-in capital	441,781	440,469
Retained earnings	83,069	95,761
Accumulated other comprehensive loss	(320)	(2,953)
Treasury stock, 7,200,000 and 3,500,000 shares, respectively	(65,808)	(28,201)

Total Green Plains stockholders’ equity	458,759	505,112
Noncontrolling interests	241	245

Total stockholders’ equity	459,000	505,357

Total liabilities and stockholders’ equity	$1,403,686	$1,420,828

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues	$775,395	$812,327
Cost of goods sold	766,625	774,703

Gross profit	8,770	37,624
Selling, general and administrative expenses	19,861	17,628

Operating income (loss)	(11,091)	19,996

Other income (expense)
Interest income	39	91
Interest expense	(9,067)	(8,132)
Other, net	(578)	(63)

Total other expense	(9,606)	(8,104)

Income (loss) before income taxes	(20,697)	11,892
Income tax expense (benefit)	(8,001)	4,361

Net income (loss)	(12,696)	7,531
Net loss attributable to noncontrolling interests	4	210

Net income (loss) attributable to Green Plains	$(12,692)	$7,741

Earnings per share:
Income (loss) attributable to Green Plains stockholders - basic	$(0.39)	$0.21

Income (loss) attributable to Green Plains stockholders - diluted	$(0.39)	$0.20

Weighted average shares outstanding:
Basic	32,238	36,199

Diluted	32,238	42,764

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$(12,696)	$7,531
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during period, net of tax (expense) benefit of $(25) and $2,964, respectively	43	(4,589)
Reclassification of realized losses on derivatives included in net income (loss), net of tax benefit of $1,491 and $364 respectively	2,590	549

Other comprehensive income (loss)	2,633	(4,040)

Comprehensive income (loss)	(10,063)	3,491
Comprehensive loss attributable to noncontrolling interests	4	210

Comprehensive income (loss) attributable to Green Plains	$(10,059)	$3,701

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(12,696)	$7,531
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	13,158	12,003
Amortization of debt issuance costs	775	578
Deferred income taxes	(6,482)	1,617
Stock-based compensation expense	1,171	1,101
Undistributed equity in loss of affiliates	578	63
Allowance for doubtful accounts	46	14
Changes in operating assets and liabilities before effects of business combinations:
Accounts receivable	13,534	(226)
Inventories	(21,477)	(26,454)
Deposits	2,014	(2,549)
Derivative financial instruments	(8,264)	(7,797)
Prepaid expenses and other assets	2,895	(3,559)
Accounts payable and accrued liabilities	(80,716)	(77,751)
Unearned revenues	2,745	4,326
Other	(172)	(92)

Net cash used by operating activities	(92,891)	(91,195)

Cash flows from investing activities:
Purchases of property and equipment	(5,660)	(11,570)
Acquisition of businesses, net of cash acquired	(1,490)	(6,106)
Other	—	(468)

Net cash used by investing activities	(7,150)	(18,144)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	16,000	67,004
Payments of principal on long-term debt	(13,080)	(91,226)
Proceeds from short-term borrowings	782,086	853,205
Payments on short-term borrowings	(710,653)	(818,237)
Payments for repurchase of common stock	(10,445)	—
Change in restricted cash	(5,204)	17,628
Payments of loan fees	(292)	(402)
Other	1,630	45

Net cash provided by financing activities	60,042	28,017

Net change in cash and cash equivalents	(39,999)	(81,322)
Cash and cash equivalents, beginning of period	174,988	233,205

Cash and cash equivalents, end of period	$134,989	$151,883

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page

	Three Months Ended March 31,
	2012	2011
Supplemental disclosures of cash flow:
Cash paid for income taxes	$457	$441

Cash paid for interest	$7,032	$7,884

Supplemental noncash investing and financing activities:
Assets acquired in acquisitions and mergers	$1,590	$61,015
Less: liabilities assumed	(100)	(54,909)

Net assets acquired	$1,490	$6,106

Short-term note payable issued to repurchase common stock	$27,162	$—

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements should be read in conjunction with the Company’s annual report filed on Form 10-K for the year ended December 31, 2011.

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

Description of Business

Green Plains is North America’s fourth largest ethanol producer. The Company markets and distributes approximately one billion gallons of ethanol on an annual basis, including 740 million gallons per year, or mmgy, of production capacity from its nine ethanol plants. The Company also markets corn oil and distillers grains produced at its ethanol plants. Additionally, the Company owns and operates grain handling and storage assets and provides complementary agronomy services to local grain producers through its agribusiness segment. The Company owns and operates nine blending and terminaling facilities with approximately 625 mmgy of total throughput capacity. The Company is a partner in a joint venture that was formed to commercialize advanced photo-bioreactor technologies for the growing and harvesting of algal biomass.

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

Certain qualifying derivatives within the ethanol production segment are designated as cash flow hedges. Prior to entering into cash flow hedges, the Company evaluates the derivative instrument to ascertain its effectiveness. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, the Company would discontinue cash flow hedge treatment, which would affect earnings. These derivative financial instruments are recognized in current assets or other current liabilities at fair value.

The Company hedges its exposures to changes in the value of ethanol inventory and designates certain qualifying derivatives as fair value hedges. The carrying amount of the hedged inventory is adjusted through current period results for changes in the fair value arising from changes in ethanol prices. Any ineffectiveness is recognized in current period results to the extent that the change in the fair value of the inventory is not offset by the change in the fair value of the derivative.

Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted the third phase of amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures. The amended guidance clarifies the application of existing fair value measurement requirements and requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The Company currently is not impacted by the additional disclosure requirements as it does not have any recurring Level 3 measurements.

Effective January 1, 2012, the Company adopted the amended guidance in ASC Topic 220, Comprehensive Income. This accounting standards update is aimed at increasing the prominence of other comprehensive income in the financial statements by eliminating the option to present other comprehensive income in the statement of stockholders’ equity. The Company has elected to present net income and other comprehensive income in two separate but consecutive statements. The updated presentation, which has been implemented retroactively for all comparable periods presented, did not impact the Company’s financial position or results of operations.

Effective January 1, 2012, the Company adopted the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The Company has determined that the changes to the accounting standards do not impact its disclosure or reporting requirements.

2. FAIR VALUE DISCLOSURES

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The following tables set forth the Company’s assets and liabilities by level that were accounted for the periods indicated (in thousands):

	Fair Value Measurements at March 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets
Cash and cash equivalents	$134,989	$—	$—	$134,989
Restricted cash	27,023	—	—	27,023
Margin deposits	22,783	—	—	22,783
Inventories carried at market	—	96,454	—	96,454
Unrealized gains on derivatives	3,225	11,079	(8,724)	5,580

Total assets measured at fair value	$188,020	$107,533	$(8,724)	$286,829

Liabilities
Unrealized losses on derivatives	$8,951	$7,231	$(8,724)	$7,458
Inventory financing arrangements	—	26,582	—	26,582
Other	96	—	—	96

Total liabilities measured at fair value	$9,047	$33,813	$(8,724)	$34,136

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets
Cash and cash equivalents	$174,988	$—	$—	$174,988
Restricted cash	21,820	—	—	21,820
Inventories carried at market	—	112,948	—	112,948
Unrealized gains on derivatives	15,710	6,010	(4,292)	17,428

Total assets measured at fair value	$212,518	$118,958	$(4,292)	$327,184

Liabilities
Unrealized losses on derivatives	$2,828	$5,287	$(2,698)	$5,417
Margin deposits	1,594	—	(1,594)	—
Inventory financing arrangements	—	8,894	—	8,894
Other	71	—	—	71

Total liabilities measured at fair value	$4,493	$14,181	$(4,292)	$14,382

The Company believes the fair value of its debt approximates book value, which was $739.7 million and $636.8 million at March 31, 2012 and December 31, 2011, respectively. The Company also believes the fair value of its accounts receivable and accounts payable approximate book value, which were $92.7 million and $96.9 million, respectively, at March 31, 2012 and $106.2 million and $172.3 million, respectively, at December 31, 2011.

Although the Company currently does not have any Level 3 financial measurements, the fair values of the tangible assets and goodwill acquired in previous reporting periods represent Level 3 measurements and were derived using a combination of the income approach, the market approach and the cost approach as considered appropriate for the specific assets being valued.

3. SEGMENT INFORMATION

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

The following are certain financial data for the Company’s operating segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
Ethanol production
Revenues from external customers	$45,358	$35,119
Intersegment revenues	412,819	432,684

Total segment revenues	458,177	467,803
Corn oil production
Revenues from external customers	508	1,071
Intersegment revenues	13,011	3,251

Total segment revenues	13,519	4,322
Agribusiness
Revenues from external customers	72,825	63,854
Intersegment revenues	45,402	50,264

Total segment revenues	118,227	114,118
Marketing and distribution
Revenues from external customers	656,704	712,283
Intersegment revenues	67	112

Total segment revenues	656,771	712,395

Revenues including intersegment activity	1,246,694	1,298,638
Intersegment eliminations	(471,299)	(486,311)

Revenues as reported	$775,395	$812,327

	Three Months Ended March 31,
	2012	2011
Gross profit (loss):
Ethanol production	$(10,035)	$23,314
Corn oil production	7,936	2,091
Agribusiness	6,246	6,016
Marketing and distribution	4,186	6,674
Intersegment eliminations	437	(471)

	$8,770	$37,624

Operating income (loss):
Ethanol production	$(13,880)	$19,535
Corn oil production	7,848	2,069
Agribusiness	669	972
Marketing and distribution	510	2,639
Intersegment eliminations	471	(456)
Corporate activities	(6,709)	(4,763)

	$(11,091)	$19,996

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
Ethanol	$583,535	$654,484
Corn oil	13,155	4,322
Distillers grains	100,604	87,274
Grain	64,219	55,287
Agronomy products	7,118	7,457
Other	6,764	3,503

	$775,395	$812,327

The following are total assets for our operating segments for the periods indicated (in thousands):

	March 31, 2012	December 31, 2011
Total assets:
Ethanol production	$876,160	$879,500
Corn oil production	26,916	24,601
Agribusiness	225,925	233,201
Marketing and distribution	189,425	181,466
Corporate assets	105,583	121,429
Intersegement eliminations	(20,323)	(19,369)

	$1,403,686	$1,420,828

4. INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale, which is valued at market value. During the three months ended March 31, 2012, the Company recorded a $0.8 million lower of cost or market adjustment in cost of goods sold within the ethanol production segment. The components of inventories are as follows (in thousands):

	March 31, 2012	December 31, 2011
Finished goods	$83,655	$57,882
Grain held for sale	95,236	112,948
Raw materials	29,810	23,215
Petroleum & agronomy items held for sale	18,860	14,206
Work-in-process	13,447	11,418
Supplies and parts	9,917	9,401

	$250,925	$229,070

5. GOODWILL

The Company did not have any changes in the total carrying amount of goodwill during the three months ended March 31, 2012, which was $40.9 million. Goodwill of $30.3 million is attributable to the ethanol production segment and $10.6 million is attributable to the marketing and distribution segment.

6. DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2012, the Company’s consolidated balance sheet reflects deferred losses, net of tax, of $0.3 million in accumulated other comprehensive loss. The Company expects all of the deferred losses at March 31, 2012 will be reclassified into income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change.

Fair Values of Derivative Instruments

The following table provides information about the fair values of our derivative financial instruments and the line items in the consolidated balance sheets in which the fair values are reflected:

	Asset Derivatives’ Fair Value				Liability Derivatives’ Fair Value
Derivative Instruments	March 31,		December 31,		March 31,	December 31,
Consolidated Balance Sheet Location	2012		2011		2012	2011
Derivative financial instruments (1)	$5,508	(2)	$19,022	(3)	$—	$—
Accrued and other liabilities	—		—		7,271	5,280
Other liabilities	—		—		115	137

Total	$5,508		$19,022		$7,386	$5,417

(1)	Derivative financial instruments as reflected on the balance sheet include a margin deposit asset of $22.8 million and a margin deposit liability of $1.6 million at March 31, 2012 and December 31, 2011, respectively.
(2)	Balance at March 31, 2012, includes $0.1 million and $1.2 million of net deferred losses on derivative financial instruments designated as cash flow hedging instruments and fair value hedging instruments, respectively.
(3)	Balance at December 31, 2011, includes $12.2 million of net deferred gains on derivative financial instruments designated as cash flow hedging instruments.

Refer to Note 2 - Fair Value Disclosures, which also contains fair value information related to derivative financial instruments.

Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The following tables provide information about the gain or loss recognized in income and other comprehensive income on our derivative financial instruments and the line items in the financial statements in which such gains and losses are reflected:

Gains (Losses) on Derivative Instruments Not Designated in a Hedging Relationship	Three Months Ended March 31,
Consolidated Statements of Operations Location	2012	2011
Revenue	$(2,885)	$615
Cost of goods sold	1,185	(25,240)

Net decrease recognized in earnings	$(1,700)	$(24,625)

Locations of Gain (Loss) Due to Ineffectiveness of Cash Flow Hedges	Three Months Ended March 31,
Consolidated Statements of Operations Location	2012	2011
Revenue	$5	$(118)
Cost of goods sold	(64)	20

Net decrease recognized in earnings	$(59)	$(98)

Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Loss)	Three Months Ended March 31,
Consolidated Statements of Operations Location	2012	2011
Revenue	$617	$(4,457)
Cost of goods sold	(4,698)	3,544

Net decrease recognized in earnings	$(4,081)	$(913)

Effective Portion of Cash Flow Hedges Recognized in	Three Months Ended March 31,
Other Comprehensive Income (Loss)	2012	2011
Commodity Contracts	$68	$(7,553)

Locations of Gain (Loss) from Fair Value Hedges of Ethanol Inventory	Three Months Ended March 31,
Consolidated Statements of Operations Location	2012	2011
Revenue (effect of change in inventory value)	$1,218	$—
Revenue (effect of fair value hedge)	(1,218)	—

Ineffectiveness recognized in earnings	$—	$—

There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three months ended March 31, 2012.

The table below summarizes the volumes of open commodity derivative positions as of March 31, 2012 (in thousands):

March 31, 2012
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity
Futures	(17,211)				Bushels	Corn, Soybeans and Wheat
Futures	14,425	(3)			Bushels	Corn
Futures	(41,531)				Gallons	Ethanol
Futures	(53,844	)(3)			Gallons	Ethanol
Futures	(8,400	)(4)			Gallons	Ethanol
Options	4,797				Bushels	Corn
Options	1,754				Gallons	Ethanol
Forwards			19,030	(7,817)	Bushels	Corn, Soybeans, Wheat and Milo
Forwards			144,780	(235,765)	Gallons	Ethanol
Forwards			16	(125)	Tons	Distillers Grains

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis.
(3)	Futures used for cash flow hedges.
(4)	Futures used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Revenues and cost of goods sold under such contracts are summarized in the table below for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue	$6,575	$11,274
Cost of goods sold	$6,485	$10,872

7. DEBT

The principal balances of the components of debt are as follows (in thousands):

	March 31, 2012	December 31, 2011
Green Plains Bluffton:
$70.0 million term loan	$46,268	$48,018
$20.0 million revolving term loan	20,000	20,000
$22.0 million revenue bond	18,330	19,120
Green Plains Central City:
$55.0 million term loan	45,312	46,558
$30.5 million revolving term loan	28,645	24,739
$11.0 million revolver	10,094	—
Equipment financing loan	154	170
Green Plains Holdings II:
$34.1 million term loan	—	27,914
$42.6 million revolving term loan	—	35,679
$15.0 million revolver	—	15,000
$26.4 million term loan	26,414	—
$51.1 million revolving term loan	50,680	—
Other	194	194
Green Plains Obion:
$60.0 million term loan	23,270	25,670
$37.4 million revolving term loan	36,200	36,200
Note payable	75	85
Equipment financing loan	407	445
Economic development grant	1,402	1,424
Green Plains Ord:
$25.0 million term loan	20,730	21,300
$13.0 million revolving term loan	12,151	12,151
$5.0 million revolver	3,349	3,349
Green Plains Otter Tail:
$30.3 million term loan	26,259	27,386
$4.7 million revolver	4,675	4,675
$19.2 million note payable	18,915	18,883
Capital lease payable	138	166
Green Plains Shenandoah:
$30.0 million term loan	4,868	6,068
$17.0 million revolving term loan	17,000	17,000
Green Plains Superior:
$23.5 million term loan	19,375	20,750
$10.0 million revolving term loan	10,000	10,000
Equipment financing loan	139	156

Continued on the following page

Continued from the previous page

	March 31, 2012	December 31, 2011
Green Plains Grain:
$30.0 million term loan	29,333	27,833
$195.0 revolving loan	62,000	27,000
Inventory financing arrangements	26,582	8,894
Equipment financing loans	156	311
Notes payable	2,000	2,000
Green Plains Trade:
$70.0 million revolving loan	53,859	33,705
Corporate:
$90.0 million convertible notes	90,000	90,000
Notes Payable	28,787	1,625
Capital Lease	557	606
Other	1,391	1,692

Total debt	739,709	636,766
Less: current portion of long-term debt	(83,787)	(73,760)
Less: short-term notes payable and other	(169,603)	(69,599)

Long-term debt	$486,319	$493,407

Ethanol Production Segment

•	Term Loans

o	Scheduled principal payments are as follows:

• Green Plains Bluffton	$0.6 million per month
• Green Plains Central City	$0.4 million per month
• Green Plains Holdings II	$1.5 million per quarter
• Green Plains Obion	$2.4 million per quarter
• Green Plains Ord	$0.2 million per month
• Green Plains Otter Tail	$0.4 million per month
• Green Plains Shenandoah	$1.2 million per quarter
• Green Plains Superior	$1.4 million per quarter

o	Final maturity dates (at the latest) are as follows:

• Green Plains Bluffton	November 19, 2013
• Green Plains Central City	July 1, 2016
• Green Plains Holdings II	July1, 2016
• Green Plains Obion	August 20, 2014
• Green Plains Ord	July 1, 2016
• Green Plains Otter Tail	September 1, 2018
• Green Plains Shenandoah	May 20, 2013
• Green Plains Superior	July 20, 2015

•

Revolving Term Loans – The revolving term loans are generally available for advances throughout the life of the commitment, subject, in certain cases, to borrowing base restrictions. Allowable advances under the Green Plains Shenandoah loan agreement are reduced by $2.4 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than November 1, 2014. Allowable advances under the Green Plains Superior loan agreement are reduced by $2.5 million each six-month period commencing on the first day of the month beginning approximately six months after repayment of the term loan, but in no event later than January 1, 2016. Allowable advances under the Green Plains Obion loan agreement are reduced by $4.7 million on a semi-annual basis commencing on March 1, 2015. Allowable advances under the Green Plains Holdings II loan agreement are reduced by $2.7 million on a semi-annual basis commencing on April 1, 2012. Interest-only payments are due each month on all revolving term loans until the final maturity date for the Green Plains Bluffton, Green Plains Central City, Green Plains Ord, Green Plains Otter Tail, Green Plains Shenandoah, and Green Plains Superior loan agreements.

o	Final maturity dates (at the latest) are as follows:

• Green Plains Bluffton	November 19, 2013
• Green Plains Central City	July 1, 2016
• Green Plains Holdings II	October 1, 2018
• Green Plains Obion	September 1, 2018
• Green Plains Ord	July 1, 2016
• Green Plains Otter Tail	March 19, 2013
• Green Plains Shenandoah	November 1, 2016
• Green Plains Superior	July 1, 2017

Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the City of Bluffton, Indiana. The revenue bond requires: (1) semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019, and (2) a final principal and interest payment of $3.745 million on September 1, 2019. At March 31, 2012, Green Plains Bluffton had $2.5 million of cash that was restricted as to use for payment towards the current maturity and interest of the revenue bond. Such cash is presented as restricted cash on the consolidated balance sheet.

All of the Company’s ethanol production subsidiaries were in compliance with their debt covenants as of March 31, 2012.

Agribusiness Segment

The Green Plains Grain loans, executed on October 28, 2011, are comprised of a $30.0 million amortizing term loan and a $195.0 million revolving credit facility with various lenders. The term loan and revolving credit facility mature on November 1, 2021 and October 28, 2013, respectively.

The $30.0 million amortizing term loan was disbursed in an initial advance in the amount of $28.0 million on October 31, 2011. The remaining $2.0 million amount was advanced on February 7, 2012. Equal payments of principal sufficient to amortize the loan in full over a 15-year period, plus interest, are due on the first day of every month with the remaining outstanding balance and all accrued interest due on November 1, 2021, the loan maturity date. The loan bears interest at a fixed rate of 6.00% per annum. As security for the loan, the lender received a first priority lien on certain real estate and other property owned by the subsidiaries within the agribusiness segment.

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

The agribusiness segment was in compliance with its respective debt covenants at March 31, 2012.

Inventory Financing Arrangements

The Company has entered into short-term inventory financing arrangements with a financial institution. At March 31, 2012, 3.0 million bushels of corn and 0.5 million bushels of soybeans had been designated as collateral under these contracts at initial values totaling $24.7 million. The Company has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. At March 31, 2012, grain inventory and the short-term note payable were valued at $26.6 million and were measured using Level 2 inputs.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility. Under the loan agreement, as amended, the lender will loan up to $70.0 million, subject to a borrowing base equal to 85% of eligible receivables. The balance is subject to interest charges of either: (1) Base Rate (lender’s commercial floating rate plus 2.5%); or, (2) LIBOR plus 3.5%. At March 31, 2012, Green Plains Trade had $24.5 million in cash that was restricted as to use for payment towards the loan agreement. Such cash is presented in restricted cash on the consolidated balance sheets. The amended revolving credit facility expires on March 31, 2014. As of March 31, 2012, Green Plains Trade was in compliance with all debt covenants.

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

In conjunction with a March 9, 2012 repurchase of common stock from a subsidiary of NTR plc, the Company signed a one-year promissory note bearing 5% interest per annum in the amount of $27.2 million to a subsidiary of NTR plc, which was previously the largest shareholder of the Company. The $27.2 million note is secured by the shares repurchased and the Company’s interest in Green Plains Shenandoah LLC.

Capitalized Interest

The Company had $38 thousand in capitalized interest during the quarterly period ended March 31, 2012.

Restricted Net Assets

At March 31, 2012, there were approximately $541.5 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.

Other Information

For further information on the debt obligations of the Company, refer to Note 10, Debt, in the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

8. STOCK-BASED COMPENSATION

The Company has equity incentive plans which reserve a combined total of 3.5 million shares of common stock for issuance pursuant to their terms. The plans provide for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, non-vested stock and non-vested stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to equity awards in its financial statements over the requisite service period on a straight-line basis. All of the Company’s existing share-based compensation awards have been determined to be equity awards.

A summary of stock option activity for the three months ended March 31, 2012 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	1,122,499	$15.68	3.8	$1,374

Granted	—	—
Exercised	(16,332)	8.71		45
Forfeited	—	—
Expired	—	—

Outstanding at March 31, 2012	1,106,167	$15.78	3.6	$1,865

Exercisable at March 31, 2012 (1)	1,045,167	$16.00	3.3	$1,832

(1)	Includes in-the-money options totaling 518,667 shares at a weighted-average exercise price of $7.26.

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

The following table summarizes non-vested stock award and deferred stock unit, or DSU, activity for the three months ended March 31, 2012:

	Non-Vested Shares and DSU’s	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Nonvested at December 31, 2011	486,012	$11.81
Granted	453,859	11.20
Forfeited	—	—
Vested	(269,070)	11.93

Nonvested at March 31, 2012	670,801	$11.35	2.3

Compensation costs expensed for share-based payment plans described above were approximately $2.2 million and $1.7 million during the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, there were $6.9 million of unrecognized compensation costs from share-based compensation arrangements, which is related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.2 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 38% of these expense amounts.

9. EARNINGS PER SHARE

Basic earnings per common shares, or EPS, is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income on an as-if-converted basis available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Adjusting net income to net income on an as-if-converted basis and adjusting the weighted average number of common shares outstanding for the effect of any outstanding dilutive securities is antidilutive when a net loss has been realized. The reconciliations of net income to net income on an as-if-converted basis and basic and diluted earnings per share are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net income (loss) attributable to Green Plains	$(12,692)	$7,741
Weighted average shares outstanding - basic	32,238	36,199

Income (loss) attributable to Green Plains stockholders - basic	$(0.39)	$0.21

Net income (loss) attributable to Green Plains	$(12,692)	$7,741
Interest and amortization on convertible debt	—	1,440
Tax effect of interest on convertible debt	—	(518)

Net income (loss) attributable to Green Plains on an as-if-converted basis	$(12,692)	$8,663

Weighted average shares outstanding - basic	32,238	36,199
Effect of dilutive convertible debt	—	6,280
Effect of dilutive stock-based compensation awards	—	285

Total potential shares outstanding	32,238	42,764

Income (loss) attributable to Green Plains stockholders - diluted	$(0.39)	$0.20

Excluded from the computations of diluted EPS were stock-based compensation awards totaling 0.8 million and 0.7 million shares for the three months ended March 31, 2012 and 2011, respectively, because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the respective periods. For the three months ended March 31, 2012, 0.3 million shares related to stock-based compensation awards and 6.3 million shares related to convertible debt were also excluded from the computation of diluted EPS as the inclusion of these shares would have been antidilutive. As consideration for the acquisition of the Lakota and Riga ethanol plants in October 2010, the Company issued warrants for 700,000 shares of its stock at a price of $14.00 per share. The warrants are excluded from the computations of diluted EPS as the exercise price is greater than the average market price of the Company’s common stock for the three months ended March 31, 2012.

10. STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

					Accum.
					Other			Total
			Additional		Comp			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Income	Treasury Stock		Stockholders’	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2011	36,414	$36	$440,469	$95,761	$(2,953)	3,500	$(28,201)	$505,112	$245	$505,357
Net loss	—	—	—	(12,692)	—	—	—	(12,692)	(4)	(12,696)
Unrealized gain on derivatives,net of tax effect of $1,516	—	—	—	—	2,633	—	—	2,633	—	2,633
Repurchase of common stock	—	—	—	—	—	3,700	(37,607)	(37,607)	—	(37,607)
Stock-based compensation	360	1	1,170	—	—	—	—	1,171	—	1,171
Stock options exercised	16	—	142	—	—	—	—	142	—	142

Balance, March 31, 2012	36,790	$37	$441,781	$83,069	$(320)	7,200	$(65,808)	$458,759	$241	$459,000

On March 9, 2012, the Company repurchased 3.7 million shares of its common stock for $37.2 million. Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the accompanying consolidated balance sheets. When shares are reissued, the Company will use the weighted average cost method for determining the cost basis. The difference between the cost of the shares and the issuance price will be added or deducted from additional paid-in capital. The Company does not have a share repurchase program and does not intend to retire the repurchased shares.

11. INCOME TAXES

The Company records income tax expense or benefit during interim periods based on its best estimate of the annual effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.

Income taxes for the three months ended March 31, 2012 was a benefit of $8.0 million compared to an expense of $4.4 million for the same period in 2011.The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 39% and 37% for the first three months of 2012 and 2011, respectively. The effective tax rate for the three months ended March 31, 2011, reflects the release of a portion of valuation allowances provided against certain of the Company’s deferred tax assets, primarily federal and state net operating losses and tax credits due to anticipated income in future periods.

The Company’s unrecognized tax benefits at March 31, 2012 and December 31, 2011 were $0.1 million. There was no change in the Company’s liabilities related to unrecognized tax benefits during the first three months of 2012.

The 2012 annual effective tax rate can be affected as a result of variances among the estimates and amounts of full-year sources of taxable income (among the various states), the realization of tax credits, adjustments that may arise from the resolution of tax matters under review, variances in the release of valuation allowances and the Company’s assessment of its liability for uncertain tax positions.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $4.4 million and $3.7 million during the three months ended March 31, 2012 and 2011, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2012 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2012	$12,424
2013	14,829
2014	8,261
2015	6,589
2016	5,376
Thereafter	2,980

Total	$50,459

Commodities

As of March 31, 2012, the Company had contracted for future grain deliveries valued at approximately $392.2 million, natural gas deliveries valued at approximately $2.1 million, ethanol product deliveries valued at approximately $21.6 million and distillers grains product deliveries valued at approximately $1.0 million.

Legal

In April 2011, Aventine Renewable Energy, Inc. filed a complaint in the United States Bankruptcy Court for the District of Delaware in connection with its Chapter 11 bankruptcy naming as defendants Green Plains Renewable Energy, Inc., Green Plains Obion LLC, Green Plains Bluffton LLC, Green Plains VBV LLC and Green Plains Trade Group LLC. This action alleged $24.4 million of damages from preferential transfers or, in the alternative, $28.4 million of damages from fraudulent transfers under an ethanol marketing agreement and an unspecified amount of damages for a continuing breach of a termination agreement related to rail cars. In April 2012, the parties mutually agreed to a negotiated settlement whereby the Company agreed to a cash payment and the purchase of 20 million gallons of ethanol from Aventine over a four-month period beginning in May 2012. An after-tax charge of $2.4 million for the settlement was reflected in operations for the three months ended March 31, 2012.

In addition to the above-described proceeding, the Company is currently involved in other litigation that has arisen in the ordinary course of business, but it does not believe that any other pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

13. RELATED PARTY TRANSACTIONS

Short-Term Note Payable

On March 9, 2012, the Company repurchased 3.7 million shares of its Common Stock from a subsidiary of NTR plc, which was previously the largest shareholder of the Company, for $37.2 million. The Company paid $10.1 million in cash and issued a secured note bearing 5% interest per annum for $27.2 million that is due on March 9, 2013. The $27.2 million note is secured by the shares repurchased and the Company’s interest in Green Plains Shenandoah LLC. At March 31, 2012, $27.2 million was outstanding on the note payable.

Commercial Contracts

Three subsidiaries of the Company have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital is a member of our Board of Directors. Totals of $0.3 million and $0.5 million were included in debt at March 31, 2012 and December 31, 2011, respectively, under these financing arrangements. Payments, including principal and interest, totaled $0.2 million and $0.2 million during the three months ended March 31, 2012 and 2011, respectively. The highest amount outstanding during the three months ended March 31, 2012 was $0.4 million, and the weighted average interest rate for all financing agreements with AXIS Capital was 6.1%.

The Company has entered into ethanol purchase, sale and throughput agreements with Center Oil Company. Gary R. Parker, President and Chief Executive Officer of Center Oil, is a member of our Board of Directors. During the three months ended March 31, 2012 and 2011, cash receipts from Center Oil totaled $2.2 million and $43.1 million, respectively and cash payments to Center Oil totaled $1.0 million and $1.0 million for the same periods, respectively, on these contracts. In October 2011, the Company also entered into an operating lease agreement with Center Oil in which the Company will pay $42 thousand per month for the lease of 35 railcars. The agreement is effective through September 30, 2013. The Company had no outstanding receivables from Center Oil at March 31, 2012 and $1.0 million included in outstanding receivables from Center Oil at December 31, 2011. The Company had no outstanding payables at March 31, 2012 and $69 thousand in outstanding payables at December 31, 2011 under these purchase and sale agreements.

Aircraft Lease

The Company has entered into an agreement with Hoovestol Inc. for the lease of an aircraft. Wayne B. Hoovestol, President of Hoovestol Inc., is Chairman of our Board of Directors. The Company has agreed to pay $6,667 per month for use of up to 100 hours per year of the aircraft. Any flight time in excess of 100 hours per year will incur additional hourly-based charges. During the three months ended March 31, 2012 and 2011, payments related to this agreement totaled $33 thousand and $20 thousand, respectively. The Company did not have any receivables from or payables to Hoovestol Inc. at March 31, 2012 and December 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and our annual report filed on Form 10-K for the year ended December 31, 2011 including the consolidated financial statements, accompanying notes and the risk factors contained therein.

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2011 and in Item 1A of Part II of this Quarterly Report for the quarter ended March 31, 2012. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we compete, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation, expected corn oil recovery rates and operating expenses, risks related to closing and achieving anticipated results from acquisitions, and other risk factors detailed in our reports filed with the SEC. Actual results may differ from projected results due, but not limited, to unforeseen developments.

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

We continue our support of the BioProcess Algae joint venture, which is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities. Construction of Phase II was completed and the Grower Harvesters™ bioreactors were successfully started up in January 2011. Phase II allows for verification of growth rates, energy balances and operating expenses, which are considered to be some of the key steps to commercialization. The cost of the Phase II project was shared by the joint venture partners. As part of the Phase II funding, we increased our ownership in BioProcess Algae to 35%. Effective April 23, 2012, our ownership of BioProcess Algae increased to 49% pursuant to our purchase of ownership interests previously held by NTR plc. During the third quarter of 2011, BioProcess Algae constructed an outdoor Grower Harvester system next to our Shenandoah ethanol plant, which is successfully producing algae. BioProcess Algae successfully completed its first round of algae-based poultry feed trials, in conjunction with the University of Illinois. The algae strains produced by the Grower Harvester system for the feed trials demonstrated high energy and protein content that was readily available, similar to other high value feed products used in the feeding of poultry today. BioProcess Algae broke ground on a five acre algae farm in the first quarter of 2012 at the same location. If we and the other BioProcess Algae members determine that the venture can achieve the desired economic performance from the five acre farm, a build-out of 400 acres of Grower Harvester reactors will be considered. The cost of such a build-out is estimated at $40 million to $60 million and could take up to a year to complete. Funding for BioProcess Algae for such a project would come from a variety of sources including current partners, new equity investors, debt financing or a combination thereof. If a decision was made to replicate such a 400 acre algae farm at all of our ethanol plants, we estimate that the required investment could range from $300 million to $500 million. BioProcess Algae currently is exploring potential algae markets including animal feeds, nutraceuticals and biofuels.

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

The ethanol industry increased production in the fourth quarter of 2011 to meet demand from ethanol blenders in order to take advantage of the Volumetric Ethanol Excise Tax Credit, or VEETC, prior to its expiration on December 31, 2011. As a result, ethanol stocks at the end of 2011 exceeded normal market levels which have caused ethanol margins to compress to near break-even levels since the end of 2011. According to the Energy Information Administration, as an industry, ethanol producers have responded by reducing production by approximately 10% compared to the fourth quarter of 2011. We believe that U.S. ethanol production levels will continue to adjust with marginally efficient plants reducing output until supply and demand return to equilibrium. Further, we believe that the price of corn may be affected by reduced ethanol production levels, although weather, world-wide demand, and other market forces may impact corn prices as well. These factors, in combination with reduced demand for motor fuels in the U.S. resulting from higher gasoline prices and more fuel-efficient vehicles, have adversely affected the margin environment in the first quarter of 2012. The margin environment in the second quarter of 2012, although improving, is also affected by these factors.

There may be periods of time that, due to the variability of commodity prices and compressed margins identified by our risk management system, we reduce or cease ethanol production operations at certain of our ethanol plants. In the first quarter of 2012, we reduced production volumes at two of our ethanol plants by approximately 30%, or about 5% of our total production, in direct response to unfavorable operating margins. Additionally, we started building ethanol inventory levels during the first quarter of 2012 to hold for sale while the market provided a reasonable return on storage capacity. To optimize the value of our assets, we began utilizing a portion of our railcar fleet in the first quarter of 2012 to transport crude oil for third parties from North Dakota to various markets. We plan to continue to pursue this strategy in the second quarter.

Reduced Availability of Capital. Some ethanol producers have faced financial distress over the past few years, culminating with bankruptcy filings by several companies. This, in combination with continued volatility in the capital markets, has resulted in reduced availability of capital for the ethanol industry in general. In this market environment, we may experience limited access to incremental financing.

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

To further drive growth in the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. In October 2010, the EPA granted a partial waiver for E15 for use in model year 2007 and newer model passenger vehicles, including cars, SUVs, and light pickup truck. In January 2011, the EPA granted a second partial waiver for E15 for use in model year 2001 to 2006 passenger vehicles. On February 17, 2012, the EPA announced that evaluation of the health effects tests of E15 are complete and that fuel manufacturers are now able to register E15 with the EPA to sell. One of the final requirements by the EPA prior to introducing E15 into the marketplace was a survey to verify that E15 met federal fueling specifications. In April 2012, a group of ethanol industry members funded a national survey to meet the EPA’s requirement for a fuel survey on E15. As of April 9, 2012, 26 fuel manufacturers were registered to sell E15.

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

Industry Fundamentals. The ethanol industry is supported by a number of market fundamentals that drive its long-term outlook and extend beyond the short-term margin environment. Following the EPA’s completion of health effects testing, the industry is working to broadly introduce E15 into the retail fuel market. Another driving factor is the RFS mandate, which continues to increase each year through 2015. The mandate increased to 13.2 billion gallons for 2012, 600 million gallons over the mandated volume in 2011. The makeup of the domestic gasoline market continues to evolve as refiners are producing more CBOB, a sub-grade (84 octane) gasoline, which requires ethanol or other octane sources to meet the minimum octane rating requirements for the U.S. gasoline market. In addition, ethanol export markets are expected to remain active in 2012. Overall, the industry is operating at the mandated levels and ethanol prices have continued to remain at a large discount to gasoline, providing blenders and refiners with a strong economic incentive to blend.

Critical Accounting Policies and Estimates

This disclosure is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, property and equipment, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. See further discussion of our critical accounting policies and estimates, as well as significant accounting policies, in our annual report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

Effective January 1, 2012, we adopted the third phase of amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures. The amended guidance clarifies the application of existing fair value measurement requirements and requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. We currently are not impacted by the additional disclosure requirements as we do not have any recurring Level 3 measurements.

Effective January 1, 2012, we adopted the amended guidance in ASC Topic 220, Comprehensive Income. The amended guidance is aimed at increasing the prominence of other comprehensive income in the financial statements by eliminating the option to present other comprehensive income in the statement of stockholders’ equity. We elected to present net income and other comprehensive income in two separate but consecutive statements. The updated presentation, which has been implemented retroactively for all comparable periods presented, did not impact our financial position or results of operations.

Effective January 1, 2012, we adopted the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. We have determined that the amended guidance does not impact our disclosure or reporting requirements.

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

The table below reflects selected operating segment financial information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
Ethanol production
Revenues from external customers	$45,358	$35,119
Intersegment revenues	412,819	432,684

Total segment revenues	458,177	467,803
Corn oil production
Revenues from external customers	508	1,071
Intersegment revenues	13,011	3,251

Total segment revenues	13,519	4,322
Agribusiness
Revenues from external customers	72,825	63,854
Intersegment revenues	45,402	50,264

Total segment revenues	118,227	114,118
Marketing and distribution
Revenues from external customers	656,704	712,283
Intersegment revenues	67	112

Total segment revenues	656,771	712,395

Revenues including intersegment activity	1,246,694	1,298,638
Intersegment eliminations	(471,299)	(486,311)

Revenues as reported	$775,395	$812,327

Gross profit (loss):
Ethanol production	$(10,035)	$23,314
Corn oil production	7,936	2,091
Agribusiness	6,246	6,016
Marketing and distribution	4,186	6,674
Intersegment eliminations	437	(471)

	$8,770	$37,624

Operating income (loss):
Ethanol production	$(13,880)	$19,535
Corn oil production	7,848	2,069
Agribusiness	669	972
Marketing and distribution	510	2,639
Intersegment eliminations	471	(456)
Corporate activities	(6,709)	(4,763)

	$(11,091)	$19,996

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Consolidated Results

Revenues decreased $36.9 million for the three months ended March 31, 2012 compared to the same period in 2011 as a result of a reduction in ethanol volumes sold at certain of our ethanol plants, a decrease in activity within our marketing and distribution segment and unfavorable changes in commodity prices. In the first quarter of 2012, we made a decision, in direct response to unfavorable operating margins, to reduce ethanol production volumes at two of our ethanol plants by approximately 30% or about 5% of our total production. In addition, we increased our ethanol inventory levels during the first quarter of 2012 to hold ethanol for sale while the market provided a reasonable return on storage capacity. The decrease in revenues was offset partially by additional production from our Otter Tail ethanol plant, acquired in March 2011, and an increase in corn oil production. During the three months ended March 31, 2012, we were extracting corn oil at all nine of our ethanol plants compared to six of our ethanol plants during the three months ended March 31, 2011, two of which were deployed during that period. Gross profit decreased $28.9 million for the three months ended March 31, 2012 compared to the same period in 2011 primarily as a result of unfavorable operating margins within the ethanol production segment. Operating income decreased $31.1 million in the first quarter of 2012 to an operating loss compared to the first quarter of 2011 as a result of the factors discussed above. Selling, general and administrative expenses were $2.2 million higher for the three months ended March 31, 2012 compared to the same period in 2011 due to the expanded scope of our operations. Interest expense increased by $0.9 million in the first three months of 2012 compared to the same period in 2011 due to debt issued to finance the acquisition of our Otter Tail ethanol plant in March 2011 and higher balances on grain company term loans. As a result of our net loss, we recorded an income tax benefit of $8.0 million compared to an income tax expense of $4.4 million for three months ended March 31, 2012 and 2011, respectively.

The following discussion of segment results provides greater detail on period to period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Ethanol sold
(thousands of gallons)	169,620	172,093
Ethanol produced
(thousands of gallons)	175,771	171,104
Distillers grains sold
(thousands of equivalent dried tons)	487	505
Corn consumed
(thousands of bushels)	61,873	60,371

Revenues in the ethanol production segment decreased by $9.6 million for the three months ended March 31, 2012 compared to the same period in 2011. The decrease in revenue was due to the decision, in direct response to unfavorable operating margins, to temporarily reduce ethanol production volumes at two of our ethanol plants by approximately 30% or about 5% of our total production and lower average prices for ethanol during the quarter compared to the same period in 2011. Our expected operating capacity per quarter is 185 million gallons of ethanol. However, the ethanol production segment produced 176 million and sold 170 million gallons of ethanol during the first quarter of 2012. We started building ethanol inventory levels during the first quarter of 2012 to hold for sale. Revenues for the three months ended March 31, 2012, included production from our Otter Tail ethanol plant, which was acquired in March 2011. The Otter Tail plant contributed an additional $25.2 million in revenues for the three months ended March 31, 2012 compared to the same period in 2011.

Cost of goods sold in the ethanol production segment increased by $23.7 million for the three months ended March 31, 2012 compared to the same period in 2011. The increase was due primarily to the additional consumption of 1.5 million bushels of corn and a 4.5% increase in the average cost per bushel during the three months ended March 31, 2012 compared to the same period in 2011. Cost of goods sold also included a one-time charge related to the settlement of a legal claim. Gross profit for the ethanol production segment decreased by $33.3 million for the three months ended March 31, 2012 compared to the same period in 2011 due to the factors listed above.

Operating income in the ethanol production segment decreased by $33.4 million for the three months ended March 31, 2012, compared to the same period in 2011, to a loss of $10.0 million, due in large part to the factors discussed above. Depreciation and amortization expense for the ethanol production segment was $11.0 million during the three months ended March 31, 2012 compared to $10.7 million during the same period in 2011.

Corn Oil Production Segment

Revenues in the corn oil production segment increased by $9.2 million for the three months ended March 31, 2012 compared to the same period in the prior year. During the three months ended March 31, 2012, we sold 33.5 million pounds of corn oil compared to 10.1 million pounds in the same period of 2011. We began extracting corn oil in the fourth quarter of 2010 and had deployed corn oil extraction technology at four of our ethanol plants by December 31, 2010. In 2011, we began extracting corn oil at our other five ethanol plants with the last implementation at our Otter Tail plant completed during the third quarter of 2011. As of March 31, 2011, we had deployed corn oil extraction technology at six of our ethanol plants.

Gross profit and operating income in the corn oil production segment increased by $5.8 million for the three months ended March 31, 2012 compared to the same period in 2011. The increase is primarily attributable to the increase in production volumes discussed above.

Agribusiness Segment

The table below presents key operating data within our agribusiness segment for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Grain sold
(thousands of bushels)	14,385	13,954
Fertilizer sold
(tons)	2,357	3,108

Our agribusiness segment had an increase of $4.1 million in revenues, an increase of $0.2 million in gross profit, and a decrease in operating income of $0.3 million for the three months ended March 31, 2012 compared to the same period in 2011. Revenues and gross profit increased primarily due to additional volume of grain sold and higher unit margins for grain and fertilizer. The decrease in operating income was affected by an increase in selling, general and administrative expenses due to the expanded scope of our agribusiness operations, through construction of grain storage capacity and the acquisition of two grain elevators in June 2011 and January 2012, respectively. The agribusiness segment’s quarterly performance fluctuates on a seasonal basis with generally stronger results expected in the second and fourth quarters each year.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment decreased by $55.6 million for the three months ended March 31, 2012 compared to the same period in 2011. The decrease in revenues was primarily due to a decrease in quantities of ethanol sold and lower average prices. Ethanol revenues, including revenues from third party marketing agreements, decreased by $74.9 million partially offset by an increase in distillers grains and corn oil revenues of $8.3 million and $9.8 million, respectively. During the quarter ended March 31, 2012, we sold 33.5 million pounds of corn oil. We sold 251.4 million gallons of ethanol within the marketing and distribution segment during the quarter ended March 31, 2012 compared to 277.5 million gallons sold during the same period in 2011. Ethanol volumes decreased due to a decrease in volumes marketed under third-party marketing agreements and from our ethanol production segment. Marketing and distribution for third-party ethanol producers decreased by 46.8 million gallons for the three months ended March 31, 2012 compared to the same period in 2011.

Gross profit and operating income for the marketing and distribution segment decreased $2.5 million and $2.1 million, respectively, for the three months ended March 31, 2012 compared to the same period in 2011. The decreases in gross profit and operating income were due primarily to lower profits realized from ethanol and distillers grains trading positions.

Intersegment Eliminations

Intersegment eliminations of revenues decreased $15.0 million for the three months ended March 31, 2012 compared to the same period in 2011 due to a decrease of $26.7 million in ethanol and increases of $6.8 million and $9.8 million in distillers grains and corn oil, respectively, sold from our ethanol production and corn oil segments to our marketing and distribution segment. In addition, corn sales from our agribusiness segment decreased $4.9 million between the periods.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $1.9 million for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to an increase in general and administrative expenses and personnel costs related to expanded operations.

Income Taxes

We record an income tax expense or benefit during interim periods based on our best estimate of the annual effective tax rate. We recorded an income tax benefit of $8.0 million for the three months ended March 31, 2012 compared to an income tax expense of $4.4 million for the same period in 2011. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 39% and 36% for the first quarters of 2012 and 2011, respectively. The effective tax rate for the first quarter of 2011 reflects the release of a portion of valuation allowances provided against certain of our deferred tax assets, primarily federal and state net operating losses and tax credits.

EBITDA

Management uses earnings before interest, income taxes, noncontrolling interests, depreciation and amortization, or EBITDA, to measure our financial performance and to internally manage our businesses. Management believes that EBITDA provides useful information to investors as a measure of comparison with peer and other companies. EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles. EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA may not be comparable with a similarly titled measure of another company. The following sets forth the reconciliation of net income (loss) to EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income (loss) attributable to Green Plains	$(12,692)	$7,741
Net loss attributable to noncontrolling interests	(4)	(210)
Interest expense	9,067	8,132
Income taxes	(8,001)	4,361
Depreciation and amortization	13,158	12,003

EBITDA	$1,528	$32,027

Liquidity and Capital Resources

On March 31, 2012, we had $135.0 million in cash and equivalents, comprised of $44.4 million held at our parent company and the remainder at our subsidiaries. We also had up to an additional $152.4 million available under revolving credit agreements at our subsidiaries, some of which was subject to borrowing base restrictions or other specified lending conditions at March 31, 2012. Funds held at our subsidiaries are generally required for their ongoing operational needs and distributions from our subsidiaries are restricted pursuant to these loan agreements. At March 31, 2012, there were approximately $541.5 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

We incurred capital expenditures of $5.7 million in the first three months of 2012 primarily for the construction of a new unit train terminal in Birmingham, Alabama. Capital spending for the remainder of 2012 is expected to be approximately $25.6 million primarily for the construction of the unit train terminal, expected to be operational by the fourth quarter of 2012. The remainder of our capital spending primarily relates to other recurring capital expenditures in the ordinary course of business. We believe available borrowings under our credit facilities and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.

We have entered into short-term inventory financing arrangements with a financial institution. At March 31, 2012, 3.0 million bushels of corn and 0.5 million bushels of soybeans had been designated as collateral under these contracts at initial values totaling $24.7 million. We have accounted for the agreements as short-term notes, rather than sales, and have elected the fair value option to offset fluctuations in market prices of the inventory. At March 31, 2012, grain inventories and the short-term note payable were valued at $26.6 million.

Net cash used by operating activities was $92.9 million for the three months ended March 31, 2012 compared to $91.2 million for the same period in 2011. Cash used by operating activities for the three months ended March 31, 2012 and 2011 included significant cash outflows for deferred grain contract payables within our agribusiness segment. Additional factors affecting the net cash used by operating activities during the three months ended March 31, 2012 included a net loss of $12.7 million and cash outflows related to the increase in inventories with partially offsetting cash inflows related to the reduction in accounts receivable. Net cash used by investing activities was $7.2 million for the three months ended March 31, 2012, due the construction of a new unit train terminal. Net cash provided by financing activities was $60.0 million for the three months ended March 31, 2012 due to an increase in short-term notes payable, used to finance grain contract settlements and inventory purchases, partially offset by $10.4 million in cash outflows for the repurchase of treasury stock and scheduled principal repayments of long-term debt in the first quarter of 2012. Green Plains Trade and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid resulting in significant cash movements that are reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings. We made scheduled principal payments of $13.1 million in debt reduction on our term debt facilities and long-term revolving credit facilities, offset by advances of $16.0 million from long-term revolving credit facilities, during the three months ended March 31, 2012.

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

We were in compliance with our debt covenants at March 31, 2012. Based upon our current forecasts, we believe we will maintain compliance at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity for a subsidiary’s compliance. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results differ significantly from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

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

Debt

For additional information related to our debt, see Note 7 – Debt included herein as part of the Notes to Consolidated Financial Statements.

Ethanol Production Segment

Each of our ethanol production segment subsidiaries have credit facilities with lender groups that provide for term and revolving term loans to finance construction and operation of the production facilities.

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term loan. At March 31, 2012, $46.3 million related to the term loan was outstanding, along with the entire revolving term loan. The term loan requires monthly principal payments of approximately $0.6 million. The loans mature on November 19, 2013.

The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term loan as well as a revolving credit supplement of up to $11.0 million. At March 31, 2012, $45.3 million related to the term loan was outstanding, along with $28.6 million on the revolving term loan and $10.1 million on the revolving credit supplement. The term loan requires monthly principal payments of $0.4 million. The term loan and the revolving term loan mature on July 1, 2016 and the revolver matures on June 29, 2012. We expect to renew this revolver before its maturity date.

The Green Plains Holdings II loan is comprised of a $26.4 million amortizing term loan and a $51.1 million revolving term loan. At March 31, 2012, $26.4 million was outstanding on the amortizing term loan, along with $50.7 million on the revolving term loan. The term loan requires quarterly principal payments of $1.5 million. The revolving term loan requires semi-annual principal payments of approximately $2.7 million. The maturity dates of the amortizing term loan and revolving term loan are July 1, 2016 and October 1, 2018, respectively.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan and a revolving term loan of $37.4 million. At March 31, 2012, $23.3 million related to the term loan and $36.2 million on the revolving term loan was outstanding. The term loan requires quarterly principal payments of $2.4 million. The term loan matures on August 20, 2014 and the revolving term loan matures on September 1, 2018.

The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term loan as well as a statused revolving credit supplement of up to $5.0 million. At March 31, 2012, $20.7 million related to the term loan was outstanding, $12.2 million on the revolving term loan, along with $3.3 million on the revolver. The term loan requires monthly principal payments of $0.2 million. The term loan and the revolving term loan mature on July 1, 2016 and the revolver matures on June 29, 2012. We expect to renew this revolver before its maturity date.

The Green Plains Otter Tail loan is comprised of a $30.3 million amortizing term loan, a $4.7 million revolver and a $19.2 million note payable. At March 31, 2012, $26.3 million related to the term loan, $4.7 million on the revolver and $18.9 million on the note payable were outstanding. The term loan requires monthly principal payments of $0.4 million and the note payable requires monthly principal payments of $0.3 million beginning October 1, 2014. The term loan matures on September 1, 2018 and the revolver matures on March 19, 2013. We expect to renew this revolver on or before its maturity date.

The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan and a $17.0 million revolving term loan. At March 31, 2012, $4.9 million related to the term loan was outstanding along with the entire $17.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.2 million. The term loan matures on May 20, 2013 and the revolving term loan matures on November 1, 2016.

The Green Plains Superior loan is comprised of a $23.5 million amortizing term loan and a $10.0 million revolving term loan. At March 31, 2012, $19.4 million related to the term loan was outstanding, along with the entire $10.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.4 million. The term loan matures on July 20, 2015 and the revolving term loan matures on July 1, 2017.

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

Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the city of Bluffton, Indiana, of which $18.3 million remained outstanding at March 31, 2012. The revenue bond requires: semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019; and a final principal and interest payment of $3.745 million on September 1, 2019. The revenue bond bears interest at 7.50% per annum.

Agribusiness Segment

The Green Plains Grain loans, executed on October 28, 2011, are comprised of a $30.0 million amortizing term loan and a $195.0 million revolving credit facility with various lenders to provide the agribusiness segment with additional term and working capital funding. The term loan and revolving credit facility mature on November 1, 2021 and October 28, 2013, respectively. Equal payments of principal sufficient to amortize the term loan in full over a 15-year period, plus interest, are due on the first day of every month with the remaining outstanding balance and all accrued interest due on the loan maturity date. The principal balance of each advance of the revolving credit facility shall be due and payable on the respective maturity date but no later than October 28, 2013. The term loan bears interest at a fixed rate of 6.00% per annum. Advances of the revolving credit facility are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period, or the base rate, plus the respective applicable margin. At March 31, 2012, $29.3 million on the term loan and $62.0 million on the various revolving loans were outstanding. As security for the amortizing term loan the lender received a first priority lien on certain real estate and other property owned by the subsidiaries within the agribusiness segment. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, machinery, accounts receivable and other assets owned by subsidiaries of the agribusiness segment.

We have entered into short-term inventory financing arrangements with a financial institution. At March 31, 2012, 3.0 million bushels of corn and 0.5 million bushels of soybeans had been designated as collateral under these contracts at an initial value of $24.7 million. We have accounted for the agreements as short-term notes, rather than sales, and have recorded our repurchase obligation at fair value at the end of each period. At March 31, 2012, grain inventory and the short-term notes payable were valued at $26.6 million.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility of up to $70.0 million, subject to a borrowing base of 85% of eligible receivables. At March 31, 2012, $53.9 million was outstanding on the revolving credit facility. The revolving credit facility expires on March 31, 2014 and bears interest at the lender’s commercial floating rate plus 2.5% or LIBOR plus 3.5%. As security for the loan, the lender received a first-position lien on accounts receivable, inventory and other collateral owned by Green Plains Trade.

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

In conjunction with the repurchase of common stock on March 9, 2012, the Company signed a one-year promissory note bearing 5% interest per annum in the amount of $27.2 million to a subsidiary of NTR plc.

Contractual Obligations

Our contractual obligations as of March 31, 2012 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term and short-term debt obligations (1)	$739,709	$253,390	$148,509	$181,263	$156,547
Interest and fees on debt obligations (2)	105,622	31,081	42,348	23,101	9,092
Operating lease obligations (3)	50,459	16,294	20,919	11,061	2,185
Deferred tax liabilities	60,294	—	—	—	60,294
Purchase obligations
Forward grain purchase contracts (4)	392,176	391,176	1,000	—	—
Other commodity purchase contracts (5)	24,761	24,761	—	—	—
Other	3,509	3,203	306	—	—

Total contractual obligations	$1,376,530	$719,905	$213,082	$215,425	$228,118

(1)	Includes the current portion of long-term debt and excludes the discount on long-term debt of $260 thousand.
(2)	Interest amounts are calculated over the terms of the loans using current interest rates, assuming scheduled principle and interest amounts are paid pursuant to the debt agreements. Includes administrative and/or commitment fees on debt obligations.
(3)	Operating lease costs are primarily for railcars and office space.
(4)	Purchase contracts represent index-priced and fixed-price contracts. Index purchase contracts are valued at current quarter-end prices.
(5)	Includes fixed-price ethanol, dried distillers grains and natural gas purchase contracts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have $739.7 million outstanding in debt as of March 31, 2012, $460.6 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $2.0 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results, unless designated as cash flow hedges, while corresponding gains and losses on physical contracts are generally designated as normal purchases or normal sales contracts and are not recognized until quantities are delivered or utilized in production. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are deferred in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. During the three months ended March 31, 2012, revenues and cost of goods sold included net losses from derivative financial instruments of $2.3 million and $3.6 million respectively. To the extent the net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sales has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from March 31, 2012. This analysis includes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	740,000	Gallons	$84,878
Corn	265,000	Bushels	$84,769
Distillers grains	2,100	Tons (1)	$19,601
Natural gas	20,300	MMBTU (2)	$3,203

(1)	Distillers grains quantities are stated on an equivalent dried ton basis.
(2)	Millions of British Thermal Units

Corn Oil Production Segment

A sensitivity analysis has been prepared to estimate our corn oil production segment exposure to corn oil price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn oil output for a one-year period from March 31, 2012. This analysis includes the impact of risk management activities that result from our use of fixed-price sale contracts. Market risk at March 31, 2012, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $1.3 million.

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

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position, which is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices, is approximately $158.9 thousand at March 31, 2012. Market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $22.0 thousand.

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

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. In the first quarter of 2012, we implemented a process and information system enhancement, principally related to contract and risk management activities, in our trade operations that are reported as a part of the marketing and distribution segment. The process and information system resulted in modification to internal controls over the purchases, sales, accounts payable, accounts receivable, cash receipts and inventory management of ethanol. There were no other material changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2011, Aventine Renewable Energy, Inc. filed a complaint in the United States Bankruptcy Court for the District of Delaware in connection with its Chapter 11 bankruptcy naming as defendants Green Plains Renewable Energy, Inc., Green Plains Obion LLC, Green Plains Bluffton LLC, Green Plains VBV LLC and Green Plains Trade Group LLC. This action alleges $24.4 million of damages from preferential transfers or, in the alternative, $28.4 million of damages from fraudulent transfers under an ethanol marketing agreement and an unspecified amount of damages for a continuing breach of a termination agreement related to rail cars. In April 2012, the parties mutually agreed to a negotiated settlement whereby we agreed to a cash payment and the purchase of 20 million gallons of ethanol from Aventine over a four-month period beginning in May 2012. An after-tax charge of $2.4 million for the settlement was reflected in operations for the three months ended March 31, 2012.

Green Plains Bluffton LLC was issued a notice of violation under Section 113(a)(1) of the Clean Air Act by the EPA on July 1, 2011 for violations of the Indiana State Implementation Plan for exceeding NOx emission limits per hour and for operation of the thermal oxidizer below the required average temperature pursuant to the Federally Enforceable State Operating Permit issued to the facility by the Indiana Department of Environmental Management. Initially, the EPA proposed an initial fine of approximately $197 thousand. The matter was resolved with the payment of a fine significantly less than the initial proposal.

In addition to the above-described proceedings, we are currently involved in other litigation that has arisen in the ordinary course of business; however, we do not believe that any of this other litigation will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Our investors should consider the risks that could affect us and our business as set forth in Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2011. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should also consider the discussion of risks and the other information included in this quarterly report on Form 10-Q, including Cautionary Information Regarding Forward-Looking Information, which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following risk factors, which modifies risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2011, to include information related to potential price volatility of crude oil and an update regarding regulation of greenhouse gasses, should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

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

Crude Oil. In addition to the commodities that we produce, buy and sell related to ethanol production, we purchase and sell crude oil to increase the utilization of our railcar fleet. Crude oil revenues historically have not been significant to our business; however, our business may be materially affected by price volatility of crude oil in the future as we may increase the volume of our crude oil purchases and sales.

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

The California Air Resources Board, or CARB, has adopted a Low Carbon Fuel Standard, or LCFS, requiring a 10% reduction in GHG emissions from transportation fuels by 2020. Additionally, an Indirect Land Use Change, or ILUC, component is included in the lifecycle GHG emissions calculation. On December 29, 2011, the U.S. District Court for the Eastern District of California issued several rulings in federal lawsuits challenging the LCFS. One of the rulings preliminarily prevents CARB from enforcing these regulations during the pending litigation. On January 23, 2012, CARB unsuccessfully attempted to appeal these rulings in the U.S. District Court for the Eastern District of California and on January 26, 2012 filed another appeal with the Ninth Circuit Court of Appeals. On April 22, 2012, the Court of Appeals granted the request to put a hold on the December 29, 2011 ruling, which was to have taken effect on January 1, 2012. The decision allows CARB to continue implementation and resume enforcement of the LCFS. While this standard may continue to be challenged, implementation of such a standard may have an adverse impact on our market for corn-based ethanol in California if it is determined that corn-based ethanol fails to achieve lifecycle GHG emission reductions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares upon the vesting of restricted stock grants to satisfy payroll tax withholding obligations. The following table sets forth the shares that were surrendered by month during the first quarter of 2012.

Month	Total Number of Shares Withheld	Average Price Paid per Share
January	—	$—
February	58,162	11.27
March	35,325	10.56

Total	93,487	$11.00

On March 9, 2012, we repurchased 3.7 million shares of common stock for $37.2 million from a subsidiary of NTR plc, which was previously our largest shareholder. We do not have a share repurchase program and do not intend to retire the repurchased shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Exhibit No.	Description
10.1	First Amendment to Amended and Restated Master Loan Agreement, dated February 16, 2012, by and among Green Plains Bluffton LLC and AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.5(c) of the Company’s Annual Report on Form 10-K filed February 17, 2012)

10.2	First Amendment to Credit Agreement dated January 6, 2012 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc., BNP Paribas and the Required Lenders (Incorporated by reference to Exhibit 10.26(k) of the Company’s Annual Report on Form 10-K filed February 17, 2012)

10.3(a)	Amended and Restated Credit Agreement, dated February 9, 2012 by and among Green Plains Holdings II, various lenders and CoBank, ACB (as Administrative Agent, Syndication Agent and Lead Arranger) (Incorporated by reference to Exhibit 10.27(a) of the Company’s Annual Report on Form 10-K filed February 17, 2012)

10.3(b)	Amended and Restated Support and Subordination Agreement, dated February 9, 2012 by and among Green Plains Holdings II, as Borrower, Green Plains Renewable Energy, Inc., as Parent, and CoBank, ACB, as Administrative Agent (Incorporated by reference to Exhibit 10.27(b) of the Company’s Annual Report on Form 10-K filed February 17, 2012)

10.3(c)	Security Agreement, dated February 9, 2012 by and among Green Plains Holdings II (the Grantor) and CoBank, ACB (the Secured Party) (Incorporated by reference to Exhibit 10.27(c) of the Company’s Annual Report on Form 10-K filed February 17, 2012)

10.3(d)	Second Amendment to Mortgage, dated February 9, 2012 by and among, Green Plains Holdings II and CoBank ACB (Incorporated by reference to Exhibit 10.27(d) of the Company’s Annual Report on Form 10-K filed February 17, 2012)

10.3(e)	Second Amendment to Amended and Restated Real Estate Mortgage, dated February 9, 2012 by and among Green Plains Holdings II and CoBank, ACB (Incorporated by reference to Exhibit 10.27(e) of the Company’s Annual Report on Form 10-K filed February 17, 2012)

10.4	Stock Repurchase Agreement dated February 28, 2012 between Greenstar Investments LLC, Greenstar North America Holdings, Inc. and Green Plains Renewable Energy, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 2, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information from Green Plains Renewable Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements (tagged as blocks of text)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN PLAINS RENEWABLE ENERGY, INC. (Registrant)

Date: May 1, 2012	By:	/s/ Todd A. Becker
Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2012	By:	/s/ Jerry L. Peters
Jerry L. Peters Chief Financial Officer (Principal Financial Officer)