Form 10-Q/A
period 2012-03-31
Green Plains Renewable Energy, Inc.
filed 2012-05-08
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, initially filed on May 1, 2012 (“Form 10-Q”), is revised by this Amendment No. 1 on Form 10-Q/A to our Form 10-Q (“Amendment No. 1”) solely to furnish a complete interactive data file furnished as Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. In the previously-furnished interactive data file, the complete Note 7 – Debt (under Item 1 – Notes to Consolidated Financial Statements) was not block-text tagged.

Except as described above, no other revisions are being made to the Form 10-Q. This Amendment does not update or modify the disclosure contained in the Form 10-Q in any way other than as required to reflect the Exhibit discussed above and does not reflect events occurring after the May 1, 2012 filing of the Form 10-Q.

Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits.

Exhibit Index

Exhibit No.	Description

10.1	First Amendment to Amended and Restated Master Loan Agreement, dated February 16, 2012, by and among Green Plains Bluffton LLC and AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.5(c) of the Company’s Annual Report on Form 10-K filed February 17, 2012)

10.2	First Amendment to Credit Agreement dated January 6, 2012 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc., BNP Paribas and the Required Lenders (Incorporated by reference to Exhibit 10.26(k) of the Company’s Annual Report on Form 10-K filed February 17, 2012)

10.3(a)	Amended and Restated Credit Agreement, dated February 9, 2012 by and among Green Plains Holdings II, various lenders and CoBank, ACB (as Administrative Agent, Syndication Agent and Lead Arranger) (Incorporated by reference to Exhibit 10.27(a) of the Company’s Annual Report on Form 10-K filed February 17, 2012)

10.3(b)	Amended and Restated Support and Subordination Agreement, dated February 9, 2012 by and among Green Plains Holdings II, as Borrower, Green Plains Renewable Energy, Inc., as Parent, and CoBank, ACB, as Administrative Agent (Incorporated by reference to Exhibit 10.27(b) of the Company’s Annual Report on Form 10-K filed February 17, 2012)

10.3(c)	Security Agreement, dated February 9, 2012 by and among Green Plains Holdings II (the Grantor) and CoBank, ACB (the Secured Party) (Incorporated by reference to Exhibit 10.27(c) of the Company’s Annual Report on Form 10-K filed February 17, 2012)

10.3(d)	Second Amendment to Mortgage, dated February 9, 2012 by and among, Green Plains Holdings II and CoBank ACB (Incorporated by reference to Exhibit 10.27(d) of the Company’s Annual Report on Form 10-K filed February 17, 2012)

10.3(e)	Second Amendment to Amended and Restated Real Estate Mortgage, dated February 9, 2012 by and among Green Plains Holdings II and CoBank, ACB (Incorporated by reference to Exhibit 10.27(e) of the Company’s Annual Report on Form 10-K filed February 17, 2012)

10.4	Stock Repurchase Agreement dated February 28, 2012 between Greenstar Investments LLC, Greenstar North America Holdings, Inc. and Green Plains Renewable Energy, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 2, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 of the Company’s Quarterly Report on Form 10-Q filed May 1, 2012)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 of the Company’s Quarterly Report on Form 10-Q filed May 1, 2012)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of the Company’s Quarterly Report on Form 10-Q filed May 1, 2012)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 of the Company’s Quarterly Report on Form 10-Q filed May 1, 2012)

101	The following information from Green Plains Renewable Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements (tagged as blocks of text)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN PLAINS RENEWABLE ENERGY, INC.
(Registrant)

Date: May 8, 2012	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2012	By:	/s/ Jerry L. Peters
Jerry L. Peters
Chief Financial Officer (Principal Financial Officer)

3