Form 10-Q
period 2012-06-30
Green Plains Renewable Energy, Inc.
filed 2012-07-31
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of July 27, 2012 was 29,655,466 shares.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$120,683	$174,988
Restricted cash	16,159	19,619
Accounts receivable, net of allowances of $358 and $263, respectively	115,002	106,198
Inventories	186,253	229,070
Prepaid expenses and other	4,053	8,610
Deferred income taxes	2,418	14,828
Deposits	3,283	5,679
Derivative financial instruments	40,045	17,428
Total current assets	487,896	576,420

Property and equipment, net of accumulated depreciation of
$152,206 and $125,798, respectively	765,784	776,789
Goodwill	40,877	40,877
Other assets	28,192	26,742
Total assets	$1,322,749	$1,420,828
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$105,210	$172,328
Accrued and other liabilities	27,891	29,825
Unearned revenue	5,893	15,453
Short-term notes payable and other borrowings	133,237	69,599
Current maturities of long-term debt	75,032	73,760
Total current liabilities	347,263	360,965

Long-term debt	470,519	493,407
Deferred income taxes	37,376	55,970
Other liabilities	4,777	5,129
Total liabilities	859,935	915,471

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized;
36,855,466 and 36,413,611 shares issued, and 29,655,466
and 32,913,611 shares outstanding, respectively	37	36
Additional paid-in capital	442,722	440,469
Retained earnings	75,519	95,761
Accumulated other comprehensive income (loss)	10,107	(2,953)
Treasury stock, 7,200,000 and 3,500,000 shares, respectively	(65,808)	(28,201)
Total Green Plains stockholders' equity	462,577	505,112
Noncontrolling interests	237	245
Total stockholders' equity	462,814	505,357
Total liabilities and stockholders' equity	$1,322,749	$1,420,828

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$870,356	$861,576	$1,645,750	$1,673,903
Cost of goods sold	852,222	826,314	1,618,846	1,601,018
Gross profit	18,134	35,262	26,904	72,885
Selling, general and administrative expenses	19,217	17,474	39,078	35,102
Operating income (loss)	(1,083)	17,788	(12,174)	37,783
Other income (expense)
Interest income	58	72	99	164
Interest expense	(9,842)	(9,867)	(18,909)	(17,999)
Other, net	(832)	(122)	(1,411)	(186)
Total other expense	(10,616)	(9,917)	(20,221)	(18,021)
Income (loss) before income taxes	(11,699)	7,871	(32,395)	19,762
Income tax expense (benefit)	(4,145)	2,852	(12,145)	7,212
Net income (loss)	(7,554)	5,019	(20,250)	12,550
Net (income) loss attributable to noncontrolling interests	4	(37)	8	172
Net income (loss) attributable to Green Plains	$(7,550)	$4,982	$(20,242)	$12,722

Earnings per share:
Income (loss) attributable to Green Plains stockholders - basic	$(0.25)	$0.14	$(0.65)	$0.35
Income (loss) attributable to Green Plains stockholders - diluted	$(0.25)	$0.14	$(0.65)	$0.34
Weighted average shares outstanding:
Basic	29,614	36,415	30,926	36,308
Diluted	29,614	42,953	30,926	42,858

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(7,554)	$5,019	$(20,250)	$12,550
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during period, net
of tax (expense) benefit of $(7,116), $3,193, $(7,106) and $6,264, respectively	11,857	(5,479)	11,935	(9,961)
Reclassification of realized losses on derivatives included in net
income (loss), net of tax benefit of $(858), $2,425, $669 and $2,895 respectively	(1,430)	4,161	1,125	4,603
Other comprehensive income (loss)	10,427	(1,318)	13,060	(5,358)
Comprehensive income (loss)	2,873	3,701	(7,190)	7,192
Comprehensive loss attributable to noncontrolling interests	4	(37)	8	172
Comprehensive income (loss) attributable to Green Plains	$2,877	$3,664	$(7,182)	$7,364

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(20,250)	$12,550
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and amortization	26,417	24,037
Amortization of debt issuance costs	1,553	1,188
Deferred income taxes	(10,627)	1,260
Stock-based compensation expense	2,112	1,829
Undistributed equity in loss of affiliates	1,411	186
Allowance for doubtful accounts	95	91
Changes in operating assets and liabilities before
effects of business combinations:
Accounts receivable	(8,815)	(296)
Inventories	43,195	30,592
Deposits	2,396	1,009
Derivative financial instruments	(3,325)	(18,613)
Prepaid expenses and other assets	4,557	(1,259)
Accounts payable and accrued liabilities	(69,152)	(61,302)
Unearned revenues	(9,559)	(10,664)
Other	(424)	(203)
Net cash used by operating activities	(40,416)	(19,595)
Cash flows from investing activities:
Purchases of property and equipment	(14,404)	(27,045)
Acquisition of businesses, net of cash acquired	(1,490)	(8,418)
Other	(5,771)	(797)
Net cash used by investing activities	(21,665)	(36,260)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	34,000	95,239
Payments of principal on long-term debt	(55,680)	(133,434)
Proceeds from short-term borrowings	1,538,854	1,687,275
Payments on short-term borrowings	(1,501,905)	(1,689,456)
Payments for repurchase of common stock	(10,445)	-
Change in restricted cash	3,460	(1)
Payments of loan fees	(301)	(674)
Other	(207)	104
Net cash provided (used) by financing activities	7,776	(40,947)
Net change in cash and cash equivalents	(54,305)	(96,802)
Cash and cash equivalents, beginning of period	174,988	233,205
Cash and cash equivalents, end of period	$120,683	$136,403

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Six Months Ended June 30,
	2012	2011

Supplemental disclosures of cash flow:
Cash paid for income taxes	$457	$52
Cash paid for interest	$17,085	$18,105
Supplemental noncash investing and financing activities:
Assets acquired in acquisitions and mergers	$1,590	$63,452
Less: liabilities assumed	(100)	(55,034)
Net assets acquired	$1,490	$8,418
Short-term note payable issued to repurchase common stock	$27,162	$-

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

Description of Business

Green Plains is North America’s fourth largest ethanol producer. The Company markets and distributes approximately one billion gallons of ethanol on an annual basis, including production from its nine ethanol plants. The Company also markets corn oil and distillers grains produced at its ethanol plants. Additionally, the Company owns and operates grain handling and storage assets and provides complementary agronomy services to local grain producers through its agribusiness segment. The Company owns and operates nine blending and terminaling facilities with approximately 625 million gallons per year, or mmgy, of total throughput capacity. The Company is a partner in a joint venture that was formed to commercialize advanced photo-bioreactor technologies for the growing and harvesting of algal biomass.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured.

For sales of ethanol, distillers grains and other commodities by the Company’s marketing business, revenue is recognized when title to the product and risk of loss transfer to an external customer. Revenues related to marketing operations for third parties are recorded on a gross basis in the consolidated financial statements as the Company takes title to the product and assumes risk of loss. Unearned revenue is reflected on the consolidated balance sheets for goods in transit for which the Company has received payment and title has not been transferred to the customer. Revenues from the Company’s biofuel terminal operations, which include ethanol transload and splash blending services, are recognized as these services are rendered.

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

Sales of agricultural commodities, fertilizers and other similar products are recognized when title to the product and risk of loss transfer to the customer, which is dependent on the agreed upon sales terms with the customer. These sales terms provide for passage of title either at the time shipment is made or at the time the commodity has been delivered to its destination and final weights, grades and settlement prices have been agreed upon with the customer. Revenues related to grain merchandising are presented gross in the statements of operations with amounts billed for shipping and handling included in revenues and also as a component of cost of goods sold. Revenues from grain storage are recognized as services are rendered.

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

The Company uses exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agribusiness segment’s grain inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices. Grain inventories, forward purchase contracts and forward sale contracts in the agribusiness segment are valued at market prices, where available, or other market quotes adjusted for differences, primarily transportation, between the exchange-traded market and the local markets on which the terms of the contracts are based. Changes in the fair value of grain inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts in the agribusiness segment, are recognized in earnings as a component of cost of goods sold. These contracts are predominantly settled in cash. The Company is exposed to loss in the event of non-performance by the counter-party to forward purchase and forward sales contracts.

Derivative Financial Instruments

To minimize the risk and the effects of the volatility of commodity price changes primarily related to corn, ethanol and natural gas, the Company uses various derivative financial instruments, including exchange-traded futures, and exchange-traded and over-the-counter options contracts. The Company monitors and manages this exposure as part of its overall risk management policy. As such, the Company seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company may take hedging positions in these commodities as one way to mitigate risk. While the Company attempts to link its hedging activities to purchase and sales activities, there are situations in which these hedging activities can themselves result in losses.

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

            Effective January 1, 2012, the Company adopted the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amended guidance did not impact the Company’s disclosure or reporting requirements.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The following tables set forth the Company’s assets and liabilities by level that were accounted for the periods indicated (in thousands):

	Fair Value Measurements at June 30, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets
Cash and cash equivalents	$120,683	$-	$-	$120,683
Restricted cash	18,359	-	-	18,359
Margin deposits	18,594	-	(18,594)	-
Inventories carried at market	-	61,985	-	61,985
Unrealized gains on derivatives	31,596	13,862	(5,413)	40,045
Total assets measured at fair value	$189,232	$75,847	$(24,007)	$241,072
Liabilities
Unrealized losses on derivatives	$24,095	$10,075	$(24,007)	$10,163
Other	65	-	-	65
Total liabilities measured at fair value	$24,160	$10,075	$(24,007)	$10,228

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets
Cash and cash equivalents	$174,988	$-	$-	$174,988
Restricted cash	21,820	-	-	21,820
Inventories carried at market	-	112,948	-	112,948
Unrealized gains on derivatives	15,710	6,010	(4,292)	17,428
Total assets measured at fair value	$212,518	$118,958	$(4,292)	$327,184
Liabilities
Unrealized losses on derivatives	$2,828	$5,287	$(2,698)	$5,417
Margin deposits	1,594	-	(1,594)	-
Inventory financing arrangements	-	8,894	-	8,894
Other	71	-	-	71
Total liabilities measured at fair value	$4,493	$14,181	$(4,292)	$14,382

The Company believes the fair value of its debt approximates book value, which was $678.8 million and $636.8 million at June 30, 2012 and December 31, 2011, respectively. The Company also believes the fair value of its accounts receivable and accounts payable approximate book value, which were $115.0 million and $105.2 million, respectively, at June 30, 2012 and $106.2 million and $172.3 million, respectively, at December 31, 2011.

            Although the Company currently does not have any Level 3 financial measurements, the fair values of the tangible assets and goodwill acquired in previous reporting periods represent Level 3 measurements and were derived using a combination of the income approach, the market approach and the cost approach as considered appropriate for the specific assets being valued.

3.  SEGMENT INFORMATION

Company management reviews financial and operating performance in the following four separate operating segments: (1) production of ethanol and distillers grains, collectively referred to as ethanol production, (2) corn oil production, (3) grain warehousing and marketing, as well as sales and related services of agronomy and petroleum products, collectively referred to as agribusiness, and (4) marketing and distribution of Company-produced and third-party ethanol, distillers grains and corn oil, and the operation of blending and terminaling facilities, collectively referred to as marketing and distribution. Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities.

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

The following are certain financial data for the Company’s operating segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Ethanol production
Revenues from external customers	$50,776	$27,181	$96,133	$62,301
Intersegment revenues	416,114	516,360	828,934	949,043
Total segment revenues	466,890	543,541	925,067	1,011,344
Corn oil production
Revenues from external customers	7	-	516	1,071
Intersegment revenues	15,463	10,520	28,474	13,771
Total segment revenues	15,470	10,520	28,990	14,842
Agribusiness
Revenues from external customers	101,782	75,040	174,606	138,894
Intersegment revenues	39,068	50,549	84,470	100,813
Total segment revenues	140,850	125,589	259,076	239,707
Marketing and distribution
Revenues from external customers	717,791	759,355	1,374,495	1,471,637
Intersegment revenues	124	164	191	276
Total segment revenues	717,915	759,519	1,374,686	1,471,913
Revenues including intersegment activity	1,341,125	1,439,169	2,587,819	2,737,806
Intersegment eliminations	(470,769)	(577,593)	(942,069)	(1,063,903)
Revenues as reported	$870,356	$861,576	$1,645,750	$1,673,903

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross profit (loss):
Ethanol production	$(6,875)	$15,721	$(16,910)	$39,034
Corn oil production	9,405	6,365	17,340	8,456
Agribusiness	8,599	6,187	14,845	12,203
Marketing and distribution	6,603	5,589	10,790	12,263
Intersegment eliminations	402	1,400	839	929
	$18,134	$35,262	$26,904	$72,885
Operating income (loss):
Ethanol production	$(11,034)	$11,708	$(24,914)	$31,243
Corn oil production	9,351	6,339	17,200	8,408
Agribusiness	2,398	812	3,067	1,783
Marketing and distribution	2,874	2,517	3,384	5,156
Intersegment eliminations	402	1,410	873	954
Corporate activities	(5,074)	(4,998)	(11,784)	(9,761)
	$(1,083)	$17,788	$(12,174)	$37,783

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Ethanol	$632,088	$664,138	$1,215,057	$1,318,622
Corn oil	15,632	10,520	28,786	14,843
Distillers grains	98,936	105,952	199,531	193,225
Grain	74,704	49,700	138,923	104,988
Agronomy products	25,200	23,690	32,318	31,147
Other	23,796	7,576	31,135	11,078
	$870,356	$861,576	$1,645,750	$1,673,903

The following are total assets for our operating segments for the periods indicated (in thousands):

	June 30,	December 31,
	2012	2011
Total assets:
Ethanol production	$842,722	$879,500
Corn oil production	25,005	24,601
Agribusiness	169,139	233,201
Marketing and distribution	213,743	181,466
Corporate assets	94,881	121,429
Intersegement eliminations	(22,741)	(19,369)
	$1,322,749	$1,420,828

4.  INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale, which is valued at market value. During the six months ended June 30, 2012, the Company recorded a $0.2 million lower of cost or market adjustment in cost of goods sold within the ethanol production segment. The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2012	2011
Finished goods	$72,195	$57,882
Grain held for sale	61,985	112,948
Raw materials	23,988	23,215
Petroleum & agronomy items held for sale	6,931	14,206
Work-in-process	11,312	11,418
Supplies and parts	9,842	9,401
	$186,253	$229,070

5.  GOODWILL

The Company did not have any changes in the total carrying amount of goodwill during the six months ended June 30, 2012, which was $40.9 million. Goodwill of $30.3 million is attributable to the ethanol production segment and $10.6 million is attributable to the marketing and distribution segment.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2012, the Company’s consolidated balance sheet reflects deferred gains, net of tax, of $10.1 million in accumulated other comprehensive income. The Company expects all of the deferred gains at June 30, 2012 will be reclassified into income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change.

Fair Values of Derivative Instruments

The following table provides information about the fair values of our derivative financial instruments and the line items in the consolidated balance sheets in which the fair values are reflected:

	Asset Derivatives'				Liability Derivatives'
	Fair Value				Fair Value
	June 30,		December 31,		June 30,	December 31,
	2012		2011		2012	2011
Derivative financial instruments (1)	$21,451	(2)	$19,022	(3)	$-	$-
Accrued and other liabilities	-		-		10,074	5,280
Other liabilities	-		-		89	137
Total	$21,451		$19,022		$10,163	$5,417

(1)

Derivative financial instruments as reflected on the balance sheet include a margin deposit asset of $18.6 million and a margin deposit liability of $1.6 million at June 30, 2012 and December 31, 2011, respectively.

(2)	Balance at June 30, 2012, includes $19.1 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.
(3)	Balance at December 31, 2011, includes $12.2 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

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

Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The following tables provide information about the gain or loss recognized in income and other comprehensive income on our derivative financial instruments and the line items in the financial statements in which such gains and losses are reflected:

Gains (Losses) on Derivative Instruments Not	Three Months Ended June 30,		Six Months Ended June 30,
Designated in a Hedging Relationship	2012	2011	2012	2011
Revenue	$1,605	$(1,533)	$(1,280)	$(918)
Cost of goods sold	(5,510)	5,128	(4,325)	(20,112)
Net increase (decrease) recognized in earnings before tax	$(3,905)	$3,595	$(5,605)	$(21,030)

Gain (Loss) Due to Ineffectiveness	Three Months Ended June 30,		Six Months Ended June 30,
of Cash Flow Hedges	2012	2011	2012	2011
Revenue	$7	$99	$12	$(19)
Cost of goods sold	439	(675)	376	(656)
Net increase (decrease) recognized in earnings before tax	$446	$(576)	$388	$(675)

Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
into Net Income (Loss)	2012	2011	2012	2011
Revenue	$2,941	$(17,033)	$3,558	$(21,489)
Cost of goods sold	(653)	10,447	(5,352)	13,991
Net increase (decrease) recognized in earnings before tax	$2,288	$(6,586)	$(1,794)	$(7,498)

Effective Portion of Cash Flow Hedges Recognized in	Three Months Ended June 30,		Six Months Ended June 30,
Other Comprehensive Income (Loss)	2012	2011	2012	2011
Commodity Contracts	$18,973	$(8,672)	$19,041	$(16,225)

Gain (Loss) from Fair Value	Three Months Ended June 30,		Six Months Ended June 30,
Hedges of Ethanol Inventory	2012	2011	2012	2011
Revenue (effect of change in inventory value)	$(1,218)	$-	$-	$-
Revenue (effect of fair value hedge)	1,218	-	-	-
Ineffectiveness recognized in earnings before tax	$-	$-	$-	$-

There were no gains or losses due to the discontinuance of cash flow hedge treatment during the six months ended June 30, 2012.

The table below summarizes the volumes of open commodity derivative positions as of June 30, 2012 (in thousands):

June 30, 2012
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity
Futures	(18,355)				Bushels	Corn, Soybeans and Wheat
Futures	29,920	(3)			Bushels	Corn
Futures	(32,720)				Gallons	Ethanol
Futures	(100,800)	(3)			Gallons	Ethanol
Futures	(30)				Barrels	Crude Oil
Options	(2,004)				Bushels	Corn and Soybeans
Options	(9,889)				Gallons	Ethanol
Options	(35)				Barrels	Crude Oil
Forwards			19,263	(8,768)	Bushels	Corn, Soybeans, Wheat and Milo
Forwards			52,420	(202,806)	Gallons	Ethanol
Forwards			17	(142)	Tons	Distillers Grains
Forwards			30	-	Barrels	Crude Oil

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis.
(3)	Futures used for cash flow hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Revenues and cost of goods sold under such contracts are summarized in the table below for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$5,988	$12,538	$12,563	$23,812
Cost of goods sold	6,008	11,927	12,493	22,799

7.  DEBT

The principal balances of the components of debt are as follows (in thousands):

	June 30, 2012	December 31, 2011
Green Plains Bluffton:
$70.0 million term loan	$44,518	$48,018
$20.0 million revolving term loan	20,000	20,000
$22.0 million revenue bond	18,330	19,120
Green Plains Central City:
$55.0 million term loan	41,291	46,558
$30.5 million revolving term loan	28,081	24,739
$11.0 million revolving line of credit	10,658	-
Equipment financing loan	138	170
Green Plains Holdings II:
$34.1 million term loan	-	27,914
$42.6 million revolving term loan	-	35,679
$15.0 million revolver	-	15,000
$26.4 million term loan	24,914	-
$51.1 million revolving term loan	48,000	-
Other	194	194
Green Plains Obion:
$60.0 million term loan	18,280	25,670
$37.4 million revolving term loan	36,200	36,200
Note payable	65	85
Equipment financing loan	368	445
Economic development grant	1,379	1,424
Green Plains Ord:
$25.0 million term loan	18,890	21,300
$13.0 million revolving term loan	12,151	12,151
$5.0 million revolving line of credit	3,349	3,349
Green Plains Otter Tail:
$30.3 million term loan	25,117	27,386
$4.7 million revolver	4,675	4,675
$19.2 million note payable	18,948	18,883
Capital lease payable	110	166
Green Plains Shenandoah:
$30.0 million term loan	1,600	6,068
$17.0 million revolving term loan	17,000	17,000
Green Plains Superior:
$23.5 million term loan	18,000	20,750
$10.0 million revolving term loan	10,000	10,000
Equipment financing loan	123	156

Continued on the following page

Continued from the previous page

	June 30, 2012	December 31, 2011
Green Plains Grain:
$30.0 million term loan	28,833	27,833
$195.0 revolving loan	55,000	27,000
Inventory financing arrangements	-	8,894
Equipment financing loans	142	311
Notes payable	1,000	2,000
Green Plains Trade:
$70.0 million revolving loan	51,076	33,705
Corporate:
$90.0 million convertible notes	90,000	90,000
Notes Payable	28,787	1,625
Capital Lease	506	606
Other	1,065	1,692
Total debt	678,788	636,766
Less: current portion of long-term debt	(75,032)	(73,760)
Less: short-term notes payable and other	(133,237)	(69,599)
Long-term debt	$470,519	$493,407

Ethanol Production Segment

•	Term Loans

Scheduled principal payments are as follows:

•	Green Plains Bluffton	$0.6 million per month
•	Green Plains Central City	$0.4 million per month
•	Green Plains Holdings II	$1.5 million per quarter
•	Green Plains Obion	$2.4 million per quarter
•	Green Plains Ord	$0.2 million per month
•	Green Plains Otter Tail	$0.4 million per month
•	Green Plains Shenandoah	$1.2 million per quarter
•	Green Plains Superior	$1.4 million per quarter

Final maturity dates (at the latest) are as follows:

•	Green Plains Bluffton	November 19, 2013
•	Green Plains Central City	July 1, 2016
•	Green Plains Holdings II	July 1, 2016
•	Green Plains Obion	August 20, 2014
•	Green Plains Ord	July 1, 2016
•	Green Plains Otter Tail	September 1, 2018
•	Green Plains Shenandoah	May 20, 2013
•	Green Plains Superior	July 20, 2015

•

Revolving Term Loans – The revolving term loans are generally available for advances throughout the life of the commitment, subject, in certain cases, to borrowing base restrictions. Allowable advances under the Green Plains Shenandoah loan agreement are reduced by $2.4 million each six-month period commencing on June 1, 2013.

Allowable advances under the Green Plains Superior loan agreement are reduced by $2.5 million each six-month period commencing on the first day of the month beginning six months after repayment of the term loan, but in no event later than January 1, 2016. Allowable advances under the Green Plains Obion loan agreement are reduced by $4.7 million on a semi-annual basis commencing on March 1, 2015. Allowable advances under the Green Plains Holdings II loan agreement are reduced by $2.7 million on a semi-annual basis commencing on April 1, 2012 and are reduced by $5.7 million on a semi-annual basis commencing on October 1, 2016. Interest-only payments are due each month on all revolving term loans until the final maturity date for the Green Plains Bluffton, Green Plains Central City, Green Plains Ord, Green Plains Otter Tail, Green Plains Shenandoah, and Green Plains Superior loan agreements.

Final maturity dates (at the latest) are as follows:

•	Green Plains Bluffton	November 19, 2013
•	Green Plains Central City	July 1, 2016
•	Green Plains Holdings II	October 1, 2018
•	Green Plains Obion	September 1, 2018
•	Green Plains Ord	July 1, 2016
•	Green Plains Otter Tail	March 19, 2013
•	Green Plains Shenandoah	November 1, 2016
•	Green Plains Superior	July 1, 2017

Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the City of Bluffton, Indiana. The revenue bond requires: (1) semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019, and (2) a final principal and interest payment of $3.745 million on September 1, 2019. At June 30, 2012, Green Plains Bluffton had $3.2 million of cash that was restricted as to use for payment towards the current maturity and interest of the revenue bond. Such cash is presented as restricted cash on the consolidated balance sheet.

The subsidiaries within the ethanol production segment were in compliance with its respective debt covenants as of June 30, 2012.

Agribusiness Segment

The Green Plains Grain loans, executed on October 28, 2011, are comprised of a $30.0 million amortizing term loan and a $195.0 million revolving credit facility with various lenders. The term loan and revolving credit facility mature on November 1, 2021 and October 28, 2013, respectively.

The $30.0 million amortizing term loan requires equal monthly payments of principal sufficient to amortize the loan in full over a 15-year period, plus interest, with the remaining outstanding balance and all accrued interest due on November 1, 2021, the loan maturity date. The loan bears interest at a fixed rate of 6.0% per annum. As security for the loan, the lender received a first priority lien on certain real estate and other property owned by the subsidiaries within the agribusiness segment.

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

The subsidiaries within the agribusiness segment were in compliance with its respective debt covenants at June 30, 2012.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility. Under the loan agreement, as amended, the lender will loan up to $70.0 million, subject to a borrowing base equal to 85% of eligible receivables. The balance is subject to interest charges of either: (1) base rate (lender’s commercial floating rate plus 2.5%); or, (2) LIBOR plus 3.5%. At June 30, 2012, Green Plains Trade had $15.1 million in cash that was restricted as to use for payment towards the loan agreement. Such cash is presented in restricted cash on the consolidated balance sheets. The amended revolving credit facility expires on March 31, 2014.

The subsidiaries within the marketing and distribution segment were in compliance with its respective debt covenants at June 30, 2012.

Corporate Activities

            In November 2010, the Company issued $90.0 million of 5.75% Convertible Senior Notes due 2015. The Notes represent senior, unsecured obligations of the Company, with interest payable on May 1 and November 1 of each year. The Notes may be converted into shares of the Company’s common stock and cash in lieu of fractional shares of the common stock based on a conversion rate initially equal to 69.7788 shares of the common stock per $1,000 principal amount of Notes, which is equal to an initial conversion price of $14.33 per share. The conversion rate is subject to adjustment upon the occurrence of specified events. The Company may redeem for cash all, but not less than all, of the Notes at any time on and after November 1, 2013, if the last reported sale price of the Company’s common stock equals or exceeds 140% of the applicable conversion price for a specified time period, at a redemption price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.

In conjunction with the March 9, 2012 repurchase of its common stock from a subsidiary of NTR plc, which was previously the Company’s largest shareholder, the Company signed a one-year promissory note bearing 5% interest per annum in the amount of $27.2 million. The $27.2 million note is secured by the shares repurchased and the Company’s interest in Green Plains Shenandoah LLC.

Capitalized Interest

The Company had $78 thousand and $116 thousand in capitalized interest during the three and six months ended June 30, 2012, respectively.

Restricted Net Assets

            At June 30, 2012, there were approximately $475.6 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

A summary of stock option activity for the six months ended June 30, 2012 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2011	1,122,499	$15.68	3.8	$1,374
Granted	-	-
Exercised	(16,332)	8.71		45
Forfeited	-	-
Expired	(325,000)	30.00
Outstanding at June 30, 2012	781,167	$9.86	4.5	$216
Exercisable at June 30, 2012 (1)	720,167	$9.67	4.3	$216
(1)	Includes in-the-money options totaling 312,500 shares at a weighted-average exercise price of $5.55.

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

The following table summarizes non-vested stock award and deferred stock unit activity for the six months ended June 30, 2012:

	Non-Vested Shares and Deferred Stock Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Nonvested at December 31, 2011	486,012	$11.81
Granted	550,011	10.57
Forfeited	(8,928)	12.15
Vested	(370,082)	10.59
Nonvested at June 30, 2012	657,013	$11.46	2.1

            Compensation costs expensed for share-based payment plans described above during the three and six months ended June 30, 2012 were approximately $1.0 million and $3.3 million, respectively, and during the three and six months ended June 30, 2011were approximately $0.9 million and $2.6 million, respectively. At June 30, 2012, there were $6.5 million of unrecognized compensation costs from share-based compensation arrangements, which are related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.0 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 38% of these expense amounts.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss) attributable to Green Plains	$(7,550)	$4,982	$(20,242)	$12,722
Weighted average shares outstanding - basic	29,614	36,415	30,926	36,308
Income (loss) attributable to Green Plains stockholders - basic	$(0.25)	$0.14	$(0.65)	$0.35
Net income (loss) attributable to Green Plains	$(7,550)	$4,982	$(20,242)	$12,722
Interest and amortization on convertible debt, net of tax effect	-	924	-	1,846
Net income (loss) attributable to Green Plains on an as-if-converted basis	$(7,550)	$5,906	$(20,242)	$14,568
Weighted average shares outstanding - basic	29,614	36,415	30,926	36,308
Effect of dilutive convertible debt	-	6,280	-	6,280
Effect of dilutive stock-based compensation awards	-	258	-	270
Total potential shares outstanding	29,614	42,953	30,926	42,858
Income (loss) attributable to Green Plains stockholders - diluted	$(0.25)	$0.14	$(0.65)	$0.34

            Excluded from the computations of diluted EPS for the three and six months ended June 30, 2012 were stock-based compensation awards totaling 1.3 million and 1.0 million shares, respectively and for the three and six months ended June 30, 2011 were stock-based compensation awards totaling 0.7 million and 0.9 million shares, respectively, because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the respective periods. For the three and six months ended June 30, 2012, 6.4 million and 6.5 million shares, respectively, related to stock-based compensation awards and convertible debt were also excluded from the computation of diluted EPS as the inclusion of these shares would have been antidilutive. As consideration for the acquisition of the Lakota and Riga ethanol plants in October 2010, the Company issued warrants for 700,000 shares of its stock at a price of $14.00 per share exercisable for a period of three years from the closing date. The warrants are excluded from the computations of diluted EPS as the exercise price is greater than the average market price of the Company’s common stock for the three and six months ended June 30, 2012 and 2011.

10.  STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

					Accum.
					Other			Total
			Additional		Comp			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Income	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2011	36,414	$36	$440,469	$95,761	$(2,953)	3,500	$(28,201)	$505,112	$245	$505,357
Net loss	-	-	-	(20,242)	-	-	-	(20,242)	(8)	(20,250)
Other comprehensive income
net of tax effect of $7,775	-	-	-	-	13,060	-	-	13,060	-	13,060
Repurchase of common stock	-	-	-	-	-	3,700	(37,607)	(37,607)	-	(37,607)
Stock-based compensation	425	1	2,111	-	-	-	-	2,112	-	2,112
Stock options exercised	16	-	142	-	-	-	-	142	-	142
Balance, June 30, 2012	36,855	$37	$442,722	$75,519	$10,107	7,200	$(65,808)	$462,577	$237	$462,814

            On March 9, 2012, the Company repurchased 3.7 million shares of its common stock for $37.2 million. Shares of repurchased common stock are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the accompanying consolidated balance sheets. When shares are reissued, the Company will use the weighted average cost method for determining the cost basis. The difference between the cost of the shares and the issuance price will be added or deducted from additional paid-in capital. The Company does not have a share repurchase program and does not intend to retire the repurchased shares.

11.  INCOME TAXES

The Company records income tax expense or benefit during interim periods based on its best estimate of the annual effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.

The income tax benefit for the three and six months ended June 30, 2012 was $4.1 million and $12.1 million, respectively, compared to an expense of $2.9 million and $7.2 million, respectively, for the same periods in 2011.The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 37.5% and 36.5% for the first six months of 2012 and 2011, respectively. The effective tax rate for the six months ended June 30, 2011, reflects the release of a portion of valuation allowances provided against certain of the Company’s deferred tax assets, primarily federal and state net operating losses and tax credits due to anticipated income in future periods.

The Company’s unrecognized tax benefits at June 30, 2012 and December 31, 2011 were immaterial. There was no change in the Company’s liabilities related to unrecognized tax benefits during the first six months of 2012.

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

12.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $4.4 million and $8.9 million during the three and six months ended June 30, 2012, respectively, and $3.8 million and $7.5 million during the three and six months ended June 30, 2011, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2012 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2012	$9,760
2013	18,616
2014	12,170
2015	10,104
2016	7,914
Thereafter	6,048
Total	$64,612

Commodities

As of June 30, 2012 the Company had contracted for future purchases of grain, natural gas, ethanol and distillers grains valued at approximately $263.2 million, $2.6 million, $29.0 million and $3.3 million, respectively.

Legal

In April 2011, Aventine Renewable Energy, Inc. filed a complaint in the United States Bankruptcy Court for the District of Delaware in connection with its Chapter 11 bankruptcy naming as defendants Green Plains Renewable Energy, Inc., Green Plains Obion LLC, Green Plains Bluffton LLC, Green Plains VBV LLC and Green Plains Trade Group LLC. This action alleged $24.4 million of damages from preferential transfers or, in the alternative, $28.4 million of damages from fraudulent transfers under an ethanol marketing agreement and an unspecified amount of damages for a continuing breach of a termination agreement related to rail cars. In April 2012, the parties mutually agreed to a negotiated settlement whereby the Company agreed to a cash payment and the purchase of 20 million gallons of ethanol from Aventine over a four-month period beginning in May 2012. An after-tax charge of $2.4 million for the settlement was reflected in operations for the six months ended June 30, 2012.

In addition to the above-described proceeding, the Company is currently involved in other litigation that has arisen in the ordinary course of business, but it does not believe that any other pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

13.  RELATED PARTY TRANSACTIONS

Short-Term Note Payable

On March 9, 2012, the Company repurchased 3.7 million shares of its common stock from a subsidiary of NTR plc, which was previously the largest shareholder of the Company, for $37.2 million. The Company paid $10.0 million in cash and issued a secured note bearing 5% interest per annum for $27.2 million that is due on March 9, 2013. The $27.2 million note is secured by the shares repurchased and the Company’s interest in Green Plains Shenandoah LLC. At June 30, 2012, $27.2 million was outstanding on the note payable.

Commercial Contracts

Three subsidiaries of the Company have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital, is a member of our Board of Directors. Totals of $0.3 million and $0.5 million were included in debt at June 30, 2012 and December 31, 2011, respectively, under these financing arrangements. Payments, including principal and interest, totaled $37 thousand and $0.2 million during the three and six months ended June 30, 2012, respectively, and $0.2 million and $0.3 million during the three and six months ended June 30, 2011, respectively. The highest amount outstanding during the six months ended June 30, 2012 was $0.4 million, and the weighted average interest rate for all financing agreements with AXIS Capital was 6.1%.

The Company has entered into ethanol purchase, sale and throughput agreements with Center Oil Company. Gary R. Parker, President and Chief Executive Officer of Center Oil, is a member of our Board of Directors. During the three and six months ended June 30, 2012, cash receipts from Center Oil totaled $1.5 million and $3.7 million, respectively, and cash payments to Center Oil totaled $40 thousand and $1.1 million for the same periods, respectively, on these contracts. During the three and six months ended June 30, 2011, cash receipts from Center Oil totaled $22.1 million and $65.3 million, respectively, and cash payments to Center Oil totaled $1.0 million and $2.1 million for the same periods, respectively, on these contracts.  In October 2011, the Company also entered into an operating lease agreement with Center Oil in which the Company will pay $42 thousand per month for the lease of 35 railcars. The agreement is effective through September 30, 2013. The Company had $46 thousand and $1.0 million included in outstanding receivables from Center Oil at June 30, 2012 and December 31, 2011, respectively. The Company had no outstanding payables at June 30, 2012 and $69 thousand in outstanding payables at December 31, 2011 under these purchase and sale agreements.

Aircraft Lease

            The Company has entered into an agreement with Hoovestol Inc. for the lease of an aircraft. Wayne B. Hoovestol, President of Hoovestol Inc., is Chairman of our Board of Directors. The Company has agreed to pay $6,667 per month for use of up to 100 hours per year of the aircraft. Any flight time in excess of 100 hours per year will incur additional hourly-based charges. During the three and six months ended June 30, 2012, payments related to this agreement totaled $32 thousand and $65 thousand, respectively, and for the same periods in 2011 payments related to this agreement totaled $41 thousand and $71 thousand, respectively. The Company did not have any receivables from or payables to Hoovestol Inc. at June 30, 2012 and December 31, 2011.

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

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2011 and in Item 1A of Part II of this Quarterly Report for the quarter ended June 30, 2012. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we compete, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation, expected corn oil recovery rates and operating expenses, risks related to closing and achieving anticipated results from acquisitions, and other risk factors detailed in our reports filed with the SEC. Actual results may differ from projected results due, but not limited, to unforeseen developments.

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

Overview

We are a leading, vertically-integrated producer, marketer and distributer of ethanol. We focus on generating stable operating margins through our diversified business segments and our risk management strategy. We believe that owning and operating assets throughout the ethanol value chain enables us to mitigate changes in commodity prices and differentiates us from companies focused only on ethanol production. Today, we have operations throughout the ethanol value chain, beginning upstream with our agronomy and grain handling operations, continuing through our ethanol, distillers grains and corn oil production operations and ending downstream with our ethanol marketing, distribution and blending facilities.

Management reviews our operations in the following four separate operating segments:

•

            Ethanol Production.  We are North America’s fourth largest ethanol producer. We operate a total of nine ethanol plants in Indiana, Iowa, Michigan, Minnesota, Nebraska and Tennessee, with approximately 740 million gallons per year, or mmgy, of total ethanol production capacity. At capacity, these plants collectively will consume approximately 265 million bushels of corn and produce approximately 2.1 million tons of distillers grains annually.

•

Corn Oil Production.  We operate corn oil extraction systems at all nine of our ethanol plants, with the capacity to produce approximately 145 million pounds annually. The corn oil systems are designed to extract non-edible corn oil from the whole stillage process immediately prior to production of distillers grains. Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides.

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

•

Marketing and Distribution.  Our in-house marketing business is responsible for the sales, marketing and distribution of all ethanol, distillers grains and corn oil produced at our nine ethanol plants. We also market and distribute ethanol for third-party ethanol producers with production capacity totaling approximately 210 mmgy. Additionally, our wholly-owned subsidiary, BlendStar LLC, operates nine blending or terminaling facilities with approximately 625 mmgy of total throughput capacity in seven states in the south central United States.

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

We continue our support of the BioProcess Algae joint venture, which is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities. Construction of Phase II was completed and the Grower Harvesters™ bioreactors were successfully started up in January 2011. Phase II allowed for verification of growth rates, energy balances and operating expenses, which are considered to be some of the key steps to commercialization. Effective April 23, 2012, our ownership of BioProcess Algae increased to 49% pursuant to our purchase of ownership interests previously held by NTR plc.

During the third quarter of 2011, BioProcess Algae constructed an outdoor Grower Harvester system next to our Shenandoah ethanol plant, which is successfully producing algae. BioProcess Algae successfully completed its first round of algae-based poultry feed trials, in conjunction with the University of Illinois. The algae strains produced by the Grower Harvester system for the feed trials demonstrated high energy and protein content that was readily available, similar to other high value feed products used in the feeding of poultry today. BioProcess Algae initiated Phase III and broke ground on a five-acre algae farm in the first quarter of 2012 at the same location. If we and the other BioProcess Algae members determine that the venture can achieve the desired economic performance from Phase III, a build-out of 200 to 400 acres of Grower Harvester reactors will be considered. The cost of such a build-out is estimated at $50 million to $80 million and could take up to a year to complete. Funding for BioProcess Algae for such a project would come from a variety of sources including current partners, new equity investors, debt financing or a combination thereof. If a decision was made to construct large-scale algae farm at each of our ethanol plants, we estimate that the total required investment could range from $500 million to $800 million.

On June 28, 2012, BioProcess Algae and KD-Pharma Bexbach GmbH, part of the Fat and Lipids Division of Bioseutica BV, a leading producer of highly purified pharmaceutical-grade Omega-3 fatty acids, entered into a commercial supply agreement for the production of EPA-rich Omega-3 oils for use in concentrated EPA products for nutritional or pharmaceutical applications. Under the agreement, BioProcess Algae will supply microalgal oils which will be refined to produce highly-concentrated vegetable sourced EPA oils. BioProcess Algae continues to explore additional potential algae markets including animal feeds, nutraceuticals and biofuels.

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

The ethanol industry increased production in the fourth quarter of 2011 to meet demand from ethanol blenders in order to take advantage of the Volumetric Ethanol Excise Tax Credit, or VEETC, prior to its expiration on December 31, 2011. As a result, ethanol stocks at the end of 2011 exceeded normal market levels which have caused ethanol margins to compress to near break-even levels since the end of 2011. According to the Energy Information Administration, as an industry, ethanol producers have responded by reducing weekly production rates by approximately 11% by the end of the second quarter of 2012 compared to the fourth quarter of 2011. We believe that U.S. ethanol production levels will continue to adjust with marginally efficient plants reducing output until supply and demand return to equilibrium.

Further, we believe that the price of corn may be affected by reduced ethanol production levels, although weather, world-wide demand, and other market forces may impact corn prices as well. During July 2012, corn prices have traded to all-time highs due to drought conditions in the midwestern region of the U.S. Estimates of supply and demand provided by the U.S. Department of Agriculture forecasted lower production levels and corresponding reduced demand levels as a result of higher prices as consumers of corn are competing for potentially reduced domestic supplies. These factors, in combination with reduced demand for motor fuels in the U.S. resulting from higher gasoline prices and more fuel-efficient vehicles, have adversely affected the margin environment in the first half of 2012. The margin environment in the second half of 2012, although expected to improve in the fourth quarter, will likely be affected by these factors as well. We continue to monitor the current margin environment’s impact on our future projected cash flows, our market capitalization and market prices for similar assets or businesses to evaluate potential impairment of assets, including goodwill.

There may be periods of time that, due to the variability of commodity prices and compressed margins, we reduce or cease ethanol production operations at certain of our ethanol plants. In the first half of 2012, we reduced production volumes at two of our ethanol plants by approximately 30%, or about 7% of our total production, in direct response to unfavorable operating margins. In the first quarter of 2012, we increased our ethanol inventory levels while the market provided a reasonable return on storage capacity. In the second quarter of 2012, we liquidated the additional ethanol inventory. To optimize the value of our assets, we began utilizing a portion of our railcar fleet in the first half of 2012 to transport crude oil for third parties and to lease railcars to other users. At the end of the second quarter of 2012, we had 284 railcars deployed in crude oil transportation or leased to other users and have subsequently increased that number to more than 500 railcars.

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

Legislation.  Federal and state governments have enacted numerous policies, incentives and subsidies to encourage the usage of domestically-produced alternative fuel solutions. Passed in 2007 as part of the Energy Independence and Security Act, the federal Renewable Fuels Standard II, or RFS II, has been, and we expect will continue to be, a driving factor in the growth of ethanol usage. The RFS Flexibility Act was introduced on October 5, 2011 in the U.S. House of Representatives to reduce or eliminate the volumes of renewable fuel use required by RFS II based upon corn stocks-to-use ratios. The Domestic Alternative Fuels Act of 2012 was introduced on January 18, 2012 in the U.S. House of Representatives to modify the RFS II to include ethanol and other fuels produced from fossil fuels like coal and natural gas. Due to drought conditions, the possibility of further legislation aimed at reducing or eliminating the renewable fuel use required by RFS II may also be heightened.

Under the provisions of the Energy Independence and Security Act, the EPA has the authority to waive the mandated RFS II requirements in whole or in part. To grant the waiver, the EPA administrator must determine, in consultation with the

Secretaries of Agriculture and Energy, that one of two conditions has been met; there is inadequate domestic renewable fuel supply or implementation of the requirement would severely harm the economy or environment of a state, a region, or the U.S. On Monday July 30, 2012, a number of livestock groups filed a waiver request with the EPA based on drought conditions.  The EPA administrator, as well as the Secretary of Agriculture, have both recently indicated they do not see a reason for the administration to waive the RFS II requirements due to the drought. As a result, we believe it is unlikely the EPA will grant the requested waiver.

To further drive growth in the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. In October 2010, the EPA granted a partial waiver for E15 for use in model year 2007 and newer model passenger vehicles, including cars, SUVs, and light pickup truck. In January 2011, the EPA granted a second partial waiver for E15 for use in model year 2001 to 2006 passenger vehicles. On February 17, 2012, the EPA announced that evaluation of the health effects tests of E15 are complete and that fuel manufacturers are now able to register E15 with the EPA to sell. To meet one of the final requirements of the EPA prior to introducing E15 into the marketplace, in April 2012, a group of ethanol industry members funded a national fuel survey on E15. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends in light duty vehicles made since 2001, representing nearly two-thirds of all vehicles on the road. The nation’s first retail E15 ethanol blends were sold in July  2012. As of June 5, 2012, 60 fuel manufacturers were registered to sell E15.

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

Effective January 1, 2012, we adopted the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amended guidance did not impact our disclosure or reporting requirements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Components of Revenues and Expenses

Revenues.  In our ethanol production segment, our revenues are derived primarily from the sale of ethanol and distillers grains, which is a co-product of the ethanol production process. In our corn oil production segment, our revenues are derived from the sale of corn oil, which is extracted from the whole stillage immediately prior to the production of distillers grains. In our agribusiness segment, the sale of grain, fertilizer and petroleum products are our primary sources of revenue. In our marketing and distribution segment, the sale of ethanol, distillers grains and corn oil that we market for our nine ethanol plants, the sale of ethanol we market for third-party ethanol plants and the sale of other commodities purchased in the open market represent our primary sources of revenue. Revenues also include net gains or losses from derivatives.

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

Results of Operations

Segment Results

Our operations fall within the following four segments: (1) production of ethanol and related distillers grains, collectively referred to as ethanol production, (2) corn oil production, (3) grain warehousing and marketing, as well as sales and related services of agronomy and petroleum products, collectively referred to as agribusiness, and (4) marketing and distribution of Company-produced and third-party ethanol, distillers grains and corn oil, and the operation of blending and terminaling facilities, collectively referred to as marketing and distribution. Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities. When the Company’s management evaluates segment performance, they review the information provided below, as well as segment earnings before interest, income taxes, noncontrolling interest, depreciation and amortization.

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

The table below reflects selected operating segment financial information for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Ethanol production
Revenues from external customers	$50,776	$27,181	$96,133	$62,301
Intersegment revenues	416,114	516,360	828,934	949,043
Total segment revenues	466,890	543,541	925,067	1,011,344
Corn oil production
Revenues from external customers	7	-	516	1,071
Intersegment revenues	15,463	10,520	28,474	13,771
Total segment revenues	15,470	10,520	28,990	14,842
Agribusiness
Revenues from external customers	101,782	75,040	174,606	138,894
Intersegment revenues	39,068	50,549	84,470	100,813
Total segment revenues	140,850	125,589	259,076	239,707
Marketing and distribution
Revenues from external customers	717,791	759,355	1,374,495	1,471,637
Intersegment revenues	124	164	191	276
Total segment revenues	717,915	759,519	1,374,686	1,471,913
Revenues including intersegment activity	1,341,125	1,439,169	2,587,819	2,737,806
Intersegment eliminations	(470,769)	(577,593)	(942,069)	(1,063,903)
Revenues as reported	$870,356	$861,576	$1,645,750	$1,673,903

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross profit (loss):
Ethanol production	$(6,875)	$15,721	$(16,910)	$39,034
Corn oil production	9,405	6,365	17,340	8,456
Agribusiness	8,599	6,187	14,845	12,203
Marketing and distribution	6,603	5,589	10,790	12,263
Intersegment eliminations	402	1,400	839	929
	$18,134	$35,262	$26,904	$72,885
Operating income (loss):
Ethanol production	$(11,034)	$11,708	$(24,914)	$31,243
Corn oil production	9,351	6,339	17,200	8,408
Agribusiness	2,398	812	3,067	1,783
Marketing and distribution	2,874	2,517	3,384	5,156
Intersegment eliminations	402	1,410	873	954
Corporate activities	(5,074)	(4,998)	(11,784)	(9,761)
	$(1,083)	$17,788	$(12,174)	$37,783

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Consolidated Results

Revenues increased $8.8 million for the three months ended June 30, 2012 compared to the same period in 2011, primarily due to higher revenues in our corn oil production and agribusiness segments. During the three months ended June 30, 2012, we sold 38.6 million pounds of corn oil produced by our corn oil production segment compared to 21.5 million pounds in the same period of 2011. Agribusiness revenues increased primarily due to additional volume of grain sold and higher unit margins for grain and fertilizer. In the first half of 2012, we reduced production volumes at two of our ethanol plants by approximately 30%, or about 7% of our total production capability, in direct response to unfavorable operating margins. In the first quarter of 2012, we increased our ethanol inventory levels while the market provided a reasonable return on storage capacity. In the second quarter of 2012, we liquidated the additional ethanol inventory. Gross profit decreased $17.1 million for the three months ended June 30, 2012 compared to the same period in 2011 primarily as a result of unfavorable operating margins within the ethanol production segment. Operating income decreased $18.9 million to an operating loss of $1.1 million in the second quarter of 2012 compared to the second quarter of 2011 as a result of the factors discussed above. Selling, general and administrative expenses were $1.7 million higher for the three months ended June 30, 2012 compared to the same period in 2011 due to the expanded scope of our operations. As a result of our net loss, we recorded an income tax benefit of $4.1 million compared to an income tax expense of $2.9 million for three months ended June 30, 2012 and 2011, respectively.

The following discussion of segment results provides greater detail on period to period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Three Months Ended June 30,
	2012	2011
Ethanol sold
(thousands of gallons)	176,729	183,925
Ethanol produced
(thousands of gallons)	171,755	183,638
Distillers grains sold
(thousands of equivalent dried tons)	472	514
Corn consumed
(thousands of bushels)	60,323	64,804

Revenues in the ethanol production segment decreased by $76.7 million for the three months ended June 30, 2012 compared to the same period in 2011. The decrease in revenue was due to the decision, in direct response to unfavorable operating margins, to temporarily reduce production at two of our ethanol plants and to lower average prices for ethanol. Our operating capacity per quarter is 185 million gallons of ethanol. However, the ethanol production segment produced 171.8 million and sold 176.7 million gallons of ethanol during the second quarter of 2012. In the first quarter of 2012, we increased our ethanol inventory levels while the market provided a reasonable return on storage capacity. In the second quarter of 2012, we liquidated the additional ethanol inventory.

Cost of goods sold in the ethanol production segment decreased by $54.1 million for the three months ended June 30, 2012 compared to the same period in 2011. Consumption of corn decreased by 4.5 million bushels and the average cost per bushel decreased by 8.7% during the three months ended June 30, 2012 compared to the same period in 2011. Gross profit for the ethanol production segment decreased by $22.6 million for the three months ended June 30, 2012 compared to the same period in 2011 due to the factors listed above.

Operating income in the ethanol production segment decreased by $22.7 million for the three months ended June 30, 2012, compared to the same period in 2011, to a loss of $11.0 million, due in large part to the factors discussed above. Depreciation and amortization expense for the ethanol production segment was $11.1 million during the three months ended June 30, 2012 compared to $10.4 million during the same period in 2011.

Corn Oil Production Segment

Revenues in the corn oil production segment increased by $5.0 million for the three months ended June 30, 2012 compared to the same period in the prior year. During the three months ended June 30, 2012, we sold 38.6 million pounds of corn oil compared to 21.5 million pounds in the same period of 2011. We began extracting corn oil in the fourth quarter of 2010 and had deployed corn oil extraction technology at four of our ethanol plants by December 31, 2010. In 2011, we began extracting corn oil at our other five ethanol plants with the last implementation at our Otter Tail plant completed during the third quarter of 2011. As of June 30, 2011, we had deployed corn oil extraction technology at eight of our ethanol plants.

Gross profit and operating income in the corn oil production segment increased by $3.0 million for the three months ended June 30, 2012 compared to the same period in 2011. The increases are primarily attributable to the increase in production volumes discussed above.

Agribusiness Segment

The table below presents key operating data within our agribusiness segment for the periods indicated:

	Three Months Ended June 30,
	2012	2011
Grain sold
(thousands of bushels)	15,118	13,558
Fertilizer sold
(tons)	29,685	34,902

Our agribusiness segment had increases of $15.3 million in revenues, $2.4 million in gross profit and $1.6 in operating income for the three months ended June 30, 2012 compared to the same period in 2011. Revenues, gross profit and operating income increased primarily due to additional volume of grain sold and higher unit margins for grain and fertilizer. Operating income was affected by an increase in selling, general and administrative expenses due to the expanded scope of our agribusiness operations, through construction of grain storage capacity and the acquisition of two grain elevators in June 2011 and January 2012. The agribusiness segment’s quarterly performance fluctuates on a seasonal basis with generally stronger results expected in the second and fourth quarters each year.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment decreased by $41.6 million for the three months ended June 30, 2012 compared to the same period in 2011. The decrease in revenues was primarily due to lower average prices of ethanol sold. Ethanol and distillers grains revenues decreased by $54.9 million and $9.4 million, respectively, partially offset by an increase corn oil revenues of $5.1 million. We sold 285.6 million gallons of ethanol within the marketing and distribution segment during the quarter ended June 30, 2012 compared to 256.1 million gallons sold during the same period in 2011. Ethanol volumes increased due to an increase in ethanol purchases and sales made in the open market. However, the decrease in average prices of ethanol offset the increase in volumes resulting in a decrease of ethanol revenues. During the quarter ended June 30, 2012, we sold 38.6 million pounds of corn oil produced by our corn oil production segment compared to 21.5 million pounds in the same period of 2011. In the second quarter of 2012, the marketing and distribution segment also entered into purchases and sales of crude oil. Crude oil revenue in the second quarter of 2012 was $17.5 million.

Gross profit and operating income for the marketing and distribution segment increased by $1.0 million and $0.4 million, respectively, for the three months ended June 30, 2012 compared to the same period in 2011. The increase in gross profit  and operating income was due primarily to profits realized from ethanol, distillers grains and crude oil trading positions.

Intersegment Eliminations

Intersegment eliminations of revenues decreased $106.8 million for the three months ended June 30, 2012 compared to the same period in 2011 due to decreases of $96.9 million and $3.4 million in ethanol and distillers grains, respectively, partially offset by an increase of $4.9 million in corn oil sold from our ethanol production and corn oil segments to our marketing and distribution segment. In addition, corn sales from our agribusiness segment decreased $11.5 million between the periods.

Corporate Activities

Operating expenses for corporate activities were consistent when comparing the three months ended June 30, 2012 to the same period in 2011. No significant changes were made to the scope of our operations that affected these periods.

Income Taxes

We record an income tax expense or benefit during interim periods based on our best estimate of the annual effective tax rate. We recorded an income tax benefit of $4.1 million for the three months ended June 30, 2012 compared to an income tax expense of $2.9 million for the same period in 2011. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was slightly lower in the second quarter of 2012 compared to the second quarter of 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Consolidated Results

Revenues decreased $28.2 million for the six months ended June 30, 2012 compared to the same period in 2011 as a result of a reduction in ethanol volumes sold and lower commodity prices. In the first half of 2012, we reduced production volumes at two of our ethanol plants by approximately 30%, or about 7% of our total production, in direct response to unfavorable operating margins. The decrease in revenues was offset partially by additional production from our Otter Tail ethanol plant, acquired in March 2011, an increase in corn oil production and expanded operations within our agribusiness segment. During the six months ended June 30, 2012, we were extracting corn oil at all nine of our ethanol plants compared to eight of our ethanol plants at June 30, 2011. Gross profit decreased $46.0 million for the six months ended June 30, 2012 compared to the same period in 2011 primarily as a result of unfavorable operating margins within the ethanol production segment. Operating income decreased $50.0 million to an operating loss of $12.2 million in the first half of 2012 compared to the first half of 2011 as a result of the factors discussed above. Selling, general and administrative expenses were $4.0 million higher for the six months ended June 30, 2012 compared to the same period in 2011 due to the expanded scope of our operations. Interest expense increased by $0.9 million in the first six months of 2012 compared to the same period in 2011 due to debt issued to finance the acquisition of our Otter Tail ethanol plant in March 2011. As a result of our net loss, we recorded an income tax benefit of $12.1 million compared to an income tax expense of $7.2 million for the six months ended June 30, 2012 and 2011, respectively.

The following discussion of segment results provides greater detail on period to period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Six Months Ended June 30,
	2012	2011
Ethanol sold
(thousands of gallons)	346,349	356,019
Ethanol produced
(thousands of gallons)	347,526	354,816
Distillers grains sold
(thousands of equivalent dried tons)	959	1,001
Corn consumed
(thousands of bushels)	122,195	125,175

Revenues in the ethanol production segment decreased by $86.3 million for the six months ended June 30, 2012 compared to the same period in 2011. The decrease in revenue was due to the decision, in direct response to unfavorable operating margins, to temporarily reduce ethanol production volumes at two of our ethanol plants and lower average prices for ethanol during the six-month period ended June 30, 2012 compared to the same period in 2011. For the first six months of 2012, our operating capacity was 370 million gallons of ethanol. However, the ethanol production segment produced 347.5 million and sold 346.3 million gallons of ethanol during the first half of 2012. Revenues for the six months ended June 30, 2012, included production from our Otter Tail ethanol plant, which was acquired in March 2011. The Otter Tail plant contributed an additional $15.5 million in revenues for the six months ended June 30, 2012 compared to the same period in 2011.

Cost of goods sold in the ethanol production segment decreased by $30.3 million for the six months ended June 30, 2012 compared to the same period in 2011. Consumption of corn decreased by 3.0 million bushels and the average cost per bushel decreased by 2.8%  during the six months ended June 30, 2012 compared to the same period in 2011. Cost of goods sold also included a one-time charge related to the settlement of a legal claim in the first quarter of 2012. Gross profit for the ethanol production segment decreased by $55.9 million for the six months ended June 30, 2012 compared to the same period in 2011 due to the factors listed above.

Operating income in the ethanol production segment decreased by $56.2 million for the six months ended June 30, 2012, compared to the same period in 2011, to a loss of $24.9 million, due in large part to the factors discussed above. Depreciation and amortization expense for the ethanol production segment was $22.1 million during the six months ended June 30, 2012 compared to $21.0 million during the same period in 2011.

Corn Oil Production Segment

Revenues in the corn oil production segment increased by $14.1 million for the six months ended June 30, 2012 compared to the same period in the prior year. During the six months ended June 30, 2012, we sold 72.1 million pounds of corn oil compared to 31.6 million pounds in the same period of 2011. We began extracting corn oil in the fourth quarter of 2010 and had deployed corn oil extraction technology at four of our ethanol plants by December 31, 2010. In 2011, we began extracting corn oil at our other five ethanol plants with the last implementation at our Otter Tail plant completed during the third quarter of 2011. As of June 30, 2011, we had deployed corn oil extraction technology at eight of our nine ethanol plants.

Gross profit and operating income in the corn oil production segment increased by $8.9 million and $8.8 million, respectively, for the six months ended June 30, 2012 compared to the same period in 2011. The increases are primarily attributable to the increase in production volumes discussed above.

Agribusiness Segment

The table below presents key operating data within our agribusiness segment for the periods indicated:

	Six Months Ended June 30,
	2012	2011
Grain sold
(thousands of bushels)	29,503	27,319
Fertilizer sold
(tons)	32,042	38,010

Our agribusiness segment had increases of $19.4 million in revenues, $2.6 million in gross profit, and $1.3 million in operating income for the six months ended June 30, 2012 compared to the same period in 2011. The increases were primarily due to additional volume of grain sold and higher unit margins for grain and fertilizer. Operating income was affected by an increase in selling, general and administrative expenses due to the expanded scope of our agribusiness operations, through construction of grain storage capacity and the acquisition of two grain elevators in June 2011 and January 2012. The agribusiness segment’s quarterly performance fluctuates on a seasonal basis with generally stronger results expected in the second and fourth quarters each year.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment decreased by $97.2 million for the six months ended June 30, 2012 compared to the same period in 2011. The decrease in revenues was primarily due to lower average prices of ethanol sold. Ethanol and distillers grains revenues decreased by $130.4 million and $1.1 million, respectively, partially offset by an increase in corn oil revenues of $14.9 million. We sold 537.0 million gallons of ethanol within the marketing and distribution segment during the six months ended June 30, 2012 compared to 539.1 million gallons sold during the same period in 2011. During the six months ended June 30, 2012, we sold 72.1 million pounds of corn oil produced by our corn oil production segment compared to 31.6 million in the same period of 2011. In the first half of 2012, the marketing and distribution segment also entered into purchases and sales of crude oil. Crude oil revenue in the first half of 2012 was $18.1 million.

Gross profit and operating income for the marketing and distribution segment decreased $1.5 million and $1.8 million, respectively, for the six months ended June 30, 2012 compared to the same period in 2011. The decreases in gross profit and operating income were due primarily to lower profits realized from ethanol, distillers grains and crude oil trading positions.

Intersegment Eliminations

Intersegment eliminations of revenues decreased $121.8 million for the six months ended June 30, 2012 compared to the same period in 2011 due to a decrease of $123.6 million in ethanol and increases of $3.4 million and $14.7 million in distillers grains and corn oil, respectively, sold from our ethanol production and corn oil segments to our marketing and distribution segment. In addition, corn sales from our agribusiness segment decreased $16.4 million between the periods.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $2.0 million for the six months ended June 30, 2012 compared to the same period in 2011, primarily due to an increase in general and administrative expenses and personnel costs related to expanded operations.

Income Taxes

We record an income tax expense or benefit during interim periods based on our best estimate of the annual effective tax rate. We recorded an income tax benefit of $12.1 million for the six months ended June 30, 2012 compared to an income tax expense of $7.2 million for the same period in 2011. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 37.5% and 36.5% for the first six months of 2012 and 2011, respectively. The effective tax rate for the first half of 2011 reflects the release of a portion of valuation allowances provided against certain of our deferred tax assets, primarily federal and state net operating losses and tax credits.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to Green Plains	$(7,550)	$4,982	$(20,242)	$12,722
Net (income) loss attributable to noncontrolling interests	(4)	37	(8)	(172)
Interest expense	9,842	9,867	18,909	17,999
Income taxes	(4,145)	2,852	(12,145)	7,212
Depreciation and amortization	13,259	12,034	26,417	24,037
EBITDA	$11,402	$29,772	$12,931	$61,798

Liquidity and Capital Resources

On June 30, 2012, we had $120.7 million in cash and equivalents, comprised of $51.1 million held at our parent company and the remainder at our subsidiaries. We also had up to an additional $161.6 million available under revolving credit agreements at our subsidiaries, some of which was subject to borrowing base restrictions or other specified lending conditions at June 30, 2012. Funds held at our subsidiaries are generally required for their ongoing operational needs and distributions from our subsidiaries are restricted pursuant to these loan agreements. At June 30, 2012, there were approximately $475.6 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

We incurred capital expenditures of $14.4 million in the first six months of 2012 for various projects including the construction of a new unit train terminal in Birmingham, Alabama, which is expected to be operational by the fourth quarter of 2012. Capital spending for the remainder of 2012 is expected to be approximately $16.7 million. The remainder of our capital spending is expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

Net cash used by operating activities was $40.4 million for the six months ended June 30, 2012 compared to $19.6 million for the same period in 2011. Cash used by operating activities for the six months ended June 30, 2012 and 2011 included significant cash outflows for deferred grain contract payables within our agribusiness segment. Additional factors affecting the net cash used by operating activities during the six months ended June 30, 2012 included a net loss of $20.3 million. Net cash used by investing activities was $21.7 million for the six months ended June 30, 2012, due primarily to capital expenditures and the increase of our ownership interest in BioProcess Algae from 35% to 49%. Net cash provided by financing activities was $7.8 million for the six months ended June 30, 2012 due to a net increase in short-term notes payable and inventory financing arrangements of $36.9 million, used to finance grain contract settlements and inventory purchases, partially offset by $10.4 million in cash outflows for the repurchase of treasury stock and principal proceeds and repayments on long-term debt of $34.0 million and $55.7 million, respectively, in the first half of 2012. Green Plains Trade and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid resulting in significant cash movements that are reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

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

We were in compliance with our debt covenants at June 30, 2012. Based upon our forecasts and the current margin environment, we believe certain ethanol production subsidiaries will require capital injections from the parent company at times to maintain compliance with certain covenants during the remainder of 2012. We believe we will maintain compliance with our debt covenants at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available at the parent company to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity for a subsidiary’s compliance. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results differ significantly from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

We believe that we have sufficient working capital for our existing operations. However, we can provide no assurance that we will be able to secure additional funding for our future operations. A sustained period of unprofitable operations may strain our liquidity and make it difficult to maintain compliance with our financing arrangements. While we may seek additional sources of working capital in response, we can provide no assurance that we will be able to secure this funding if necessary. We may sell additional equity or borrow additional amounts to improve or preserve our liquidity; expand our existing businesses; or build additional or acquire existing businesses. We can provide no assurance that we will be able to secure the funding necessary for these additional projects or for additional working capital needs at reasonable terms, if at all.

Debt

For additional information related to our debt, see Note 7 – Debt included herein as part of the Notes to Consolidated Financial Statements and Note 10 – Debt included as part of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Ethanol Production Segment

Each of our ethanol production segment subsidiaries have credit facilities with lender groups that provide for term and revolving term loans to finance construction and operation of the production facilities.

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term loan. At June 30, 2012, $44.5 million related to the term loan was outstanding, along with the entire revolving term loan. The term loan requires monthly principal payments of approximately $0.6 million. The loans mature on November 19, 2013 with expected outstanding balances upon maturity of $34.6 million and $20.0 million on the amortizing term loan and revolving term loan, respectively. We expect to refinance this facility prior to its maturity.

The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term loan as well as a revolving line of credit of up to $11.0 million. At June 30, 2012, $41.3 million related to the term loan was outstanding, along with $28.1 million on the revolving term loan and $10.7 million on the revolving line of credit. The term loan requires monthly principal payments of $0.4 million. The term loan and the revolving term loan mature on July 1, 2016 with expected outstanding balances upon maturity of $17.9 million and $28.1 million, respectively, and the revolving line of credit matures on June 27, 2013. We expect to extend or refinance the revolving credit facility prior to its maturity.

The Green Plains Holdings II loan is comprised of a $26.4 million amortizing term loan and a $51.1 million revolving term loan. At June 30, 2012, $24.9 million was outstanding on the amortizing term loan, along with $48.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.5 million. The revolving term loan requires semi-annual principal payments of approximately $2.7 million. The maturity dates of the amortizing term loan and revolving term loan are July 1, 2016 and October 1, 2018, respectively, with no outstanding balance expected upon maturity on the amortizing term loan and an expected outstanding balance upon maturity of $15.8 million on the revolving term loan.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan and a revolving term loan of $37.4 million. At June 30, 2012, $18.3 million related to the term loan and $36.2 million on the revolving term loan was outstanding. The term loan requires quarterly principal payments of $2.4 million. The term loan matures on August 20, 2014 and the revolving term loan matures on September 1, 2018 with no expected outstanding balances upon maturity on the term loan or the revolving term loan.

The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term loan as well as a revolving line of credit of up to $5.0 million. At June 30, 2012, $18.9 million related to the term loan was outstanding, $12.2 million on the revolving term loan, along with $3.3 million on the revolving line of credit. The term loan requires monthly principal payments of $0.2 million. The term loan and the revolving term loan mature on July 1, 2016 with expected outstanding balances upon maturity of $8.2 million and $12.2 million, respectively, and the revolving line of credit matures on June 27, 2013. We expect to extend or refinance the revolving credit facility prior to its maturity.

The Green Plains Otter Tail loan is comprised of a $30.3 million amortizing term loan, a $4.7 million revolver and a $19.2 million note payable. At June 30, 2012, $25.1 million related to the term loan, $4.7 million on the revolver and $18.9 million on the note payable were outstanding. The term loan requires monthly principal payments of $0.4 million and the note payable requires monthly principal payments of $0.3 million beginning October 1, 2014. The term loan matures on September 1, 2018 and the revolver matures on March 19, 2013 with expected outstanding balances upon maturity of $4.8 million and $4.7 million, respectively. We expect to extend or refinance the revolver on or before its maturity date.

The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan and a $17.0 million revolving term loan. At June 30, 2012, $1.6 million related to the term loan was outstanding along with the entire $17.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.2 million. The term loan matures on May 20, 2013 and the revolving term loan matures on November 1, 2016 with no expected outstanding balances upon maturity.

The Green Plains Superior loan is comprised of a $23.5 million amortizing term loan and a $10.0 million revolving term loan. At June 30, 2012, $18.0 million related to the term loan was outstanding, along with the entire $10.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.4 million. The term loan matures on July 20, 2015 and the revolving term loan matures on July 1, 2017 with an expected outstanding balance upon maturity of $1.5 million on the term loan and no expected outstanding balance upon maturity on the revolving term loan.

Each term loan, except for the Green Plains Holdings II and Green Plains Otter Tail agreements, has a provision that requires us to make annual special payments equal to a percentage ranging from 65% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations. With certain exceptions, the revolving term loans within this segment are generally available for advances throughout the life of the commitment. Interest-only payments are due each month on all revolving term facilities until the final maturity date, with the exception of the Green Plains Obion loan, which requires additional semi-annual payments of $4.7 million beginning March 1, 2015.

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

Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the city of Bluffton, Indiana, of which $18.3 million remained outstanding at June 30, 2012. The revenue bond requires: semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019; and a final principal and interest payment of $3.745 million on September 1, 2019. The revenue bond bears interest at 7.50% per annum.

Agribusiness Segment

The Green Plains Grain loans are comprised of a $30.0 million amortizing term loan and a $195.0 million revolving credit facility with various lenders to provide the agribusiness segment with additional term and working capital funding. The term loan and revolving credit facility mature on November 1, 2021 and October 28, 2013, respectively. Equal payments of principal sufficient to amortize the term loan in full over a 15-year period, plus interest, are due on the first day of every month with the remaining outstanding balance and all accrued interest due on the loan maturity date. The principal balance of each advance of the revolving credit facility shall be due and payable on the respective maturity date but no later than October 28, 2013. The term loan bears interest at a fixed rate of 6.0% per annum. Advances of the revolving credit facility are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period, or the base rate, plus the respective applicable margin. At June 30, 2012, $28.8 million on the term loan and $55.0 million on the revolving loan were outstanding. As security for the amortizing term loan the lender received a first priority lien on certain real estate and other property owned by the subsidiaries within the agribusiness segment. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, machinery, accounts receivable and other assets owned by subsidiaries of the agribusiness segment.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility of up to $70.0 million, subject to a borrowing base of 85% of eligible receivables. At June 30, 2012, $51.1 million was outstanding on the revolving credit facility. The revolving credit facility expires on March 31, 2014 and bears interest at the lender’s commercial floating rate plus 2.5% or LIBOR plus 3.5%. As security for the loan, the lender received a first-position lien on accounts receivable, inventory and other collateral owned by Green Plains Trade.

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

In conjunction with the repurchase of common stock on March 9, 2012, the Company signed a one-year promissory note bearing 5% interest per annum in the amount of $27.2 million with a subsidiary of NTR plc.

Contractual Obligations

Our contractual obligations as of June 30, 2012 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term and short-term debt obligations (1)	$ 678,788	$ 208,269	$ 144,955	$ 238,031	$ 87,533
Interest and fees on debt obligations (2)	98,683	29,621	40,357	20,106	8,599
Operating lease obligations (3)	64,611	18,931	26,740	15,112	3,828
Deferred tax liabilities	37,376	-	-	-	37,376
Purchase obligations
Forward grain purchase contracts (4)	263,194	262,194	1,000	-	-
Other commodity purchase contracts (5)	34,893	34,893	-	-	-
Other	5,444	5,161	283	-	-
Total contractual obligations	$ 1,182,989	$ 559,069	$ 213,335	$ 273,249	$ 137,336

(1) Includes the current portion of long-term debt and excludes the discount on long-term debt of $227 thousand.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we have $678.8 million outstanding in debt as of June 30, 2012, $434.9 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $1.6 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results, unless designated as cash flow hedges, while corresponding gains and losses on physical contracts are generally designated as normal purchases or normal sales contracts and are not recognized until quantities are delivered or utilized in production. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are deferred in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. During the six months ended June 30, 2012, revenues and cost of goods sold included a net gain of $2.3 million and a net loss of $9.3 million from derivative financial instruments, respectively. To the extent the net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sales has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from June 30, 2012. This analysis includes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	740,000	Gallons	$87,961
Corn	265,000	Bushels	$92,632
Distillers grains	2,100	Tons (1)	$22,439
Natural gas	20,300	MMBTU (2)	$3,854

(1) Distillers grains quantities are stated on an equivalent dried ton basis.
(2) Millions of British Thermal Units

Corn Oil Production Segment

A sensitivity analysis has been prepared to estimate our corn oil production segment exposure to corn oil price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn oil output for a one-year period from June 30, 2012. This analysis includes the impact of risk management activities that result from our use of fixed-price sale contracts. Market risk at June 30, 2012, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $1.6 million.

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

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position, which is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices, is approximately $58 thousand at June 30, 2012. Market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $4 thousand.

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

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. In the first quarter of 2012, we implemented a process and information system enhancement, principally related to contract and risk management activities, in our trade operations that are reported as a part of the marketing and distribution segment. The process and information system resulted in modification to internal controls over the purchases, sales, accounts payable, accounts receivable, cash receipts and inventory management of ethanol. Refinement of related process changes and enhancements over reporting features were ongoing during the second quarter of 2012. There were no other material changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently involved in litigation that has arisen in the ordinary course of business; however, we do not believe that any of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

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

Corn.  Because ethanol competes with non-corn derived fuels, we generally are unable to pass along increases in corn costs to our customers. At certain levels, corn prices may make ethanol uneconomical to produce. There is significant price pressure on local corn markets caused by nearby ethanol plants, livestock industries and other corn consuming enterprises. Additionally, local corn supplies and prices could be adversely affected by rising prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets, or damaging growing conditions such as plant disease or adverse weather, including but not limited to drought.

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

Historically, sales prices for distillers grains have been correlated with prices of corn. However, there have been occasions when the price increase for this co-product has lagged behind increases in corn prices. In addition, our distillers grains co-product competes with products made from other feedstocks, the cost of which may not have risen as corn prices have risen. Consequently, the price we may receive for distillers grains may not rise as corn prices rise, thereby lowering our cost recovery percentage relative to corn.

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

Crude Oil. In addition to the commodities that we produce, buy and sell related to ethanol production, we buy and sell crude oil to optimize the utilization of our railcar fleet. Crude oil revenues historically have not been significant to our business; however, our business may be materially affected by price volatility of crude oil in the future as we may increase the volume of our crude oil transactions.

The ethanol industry is highly dependent on government usage mandates affecting ethanol production and favorable tax benefits for ethanol blending and any changes to such regulation could adversely affect the market for ethanol and our results of operations.

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The RFS II mandate level for conventional biofuels for 2012 of 13.2 billion gallons approximates current domestic production levels. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS II mandate. Any significant increase in production capacity beyond the RFS II mandated level might have an adverse impact on ethanol prices.

Additionally, under the provisions of the Energy Independence and Security Act, the EPA has the authority to waive the mandated RFS II requirements in whole or in part. To grant the waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that one of two conditions has been met; there is inadequate domestic renewable fuel supply or implementation of the requirement would severely harm the economy or environment of a state, a region or the U.S. On Monday, July 30, 2012, a number of livestock groups filed a waiver request with the EPA based on drought conditions. The EPA administrator, as well as the Secretary of Agriculture, have both recently indicated they do not see a reason for the administrator to waive the RFS II requirement due to the drought. However, a reduction or waiver of the RFS II mandate could adversely affect the prices of ethanol and our future performance.

The RFS Flexibility Act was introduced on October 5, 2011 in the U.S. House of Representatives to reduce or eliminate the volumes of renewable fuel use required by the RFS II mandate based upon corn stocks-to-use ratios. The Domestic Alternative Fuels Act of 2012 was introduced on January 18, 2012 in the U.S. House of Representatives to modify the RFS II mandate to include ethanol and other fuels produced from fossil fuels like coal and natural gas. Due to current drought conditions, the possibility of further legislation aimed at reducing or eliminating the renewable fuel use required by the RFS II mandate may also be heightened. We believe the RFS II mandate is a significant component of national energy policy that reduces dependence on foreign oil by the United States. Our operations could be adversely impacted if a waiver is granted or the RFS Flexibility Act or the Domestic Alternative Fuels Act of 2012 are enacted.

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

To the extent that such federal or state laws or regulations are modified, the demand for ethanol may be reduced, which could negatively and materially affect our ability to operate profitably.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares upon the vesting of restricted stock grants to satisfy payroll tax withholding obligations. The following table sets forth the shares that were surrendered by month during the second quarter of 2012.

Month	Total Number of Shares Withheld	Average Price Paid per Share
April	6,681	$ 10.10
May	10,900	7.18
June	-	-
Total	17,581	$ 8.29

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

10.1

Fourth Amendment dated June 28, 2012 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein

10.2

Third Amendment dated June 28, 2012 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein

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
101

The following information from Green Plains Renewable Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: July 31, 2012	GREEN PLAINS RENEWABLE ENERGY, INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: July 31, 2012	By: /s/ Jerry L. Peters _ Jerry L. Peters Chief Financial Officer (Principal Financial Officer)