Form 10-Q
period 2012-09-30
Green Plains Renewable Energy, Inc.
filed 2012-11-01
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of October 30,  2012 was 29,678,413 shares.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$140,177	$174,988
Restricted cash	19,573	19,619
Accounts receivable, net of allowances of $488 and $263, respectively	102,565	106,198
Inventories	241,230	229,070
Prepaid expenses and other	15,344	14,289
Deferred income taxes	23,030	14,828
Derivative financial instruments	42,759	17,428
Total current assets	584,678	576,420
Property and equipment, net of accumulated depreciation of
$165,132 and $125,798, respectively	761,276	776,789
Goodwill	40,877	40,877
Other assets	29,703	26,742
Total assets	$1,416,534	$1,420,828

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$147,426	$172,328
Accrued and other liabilities	33,508	29,825
Unearned revenue	4,302	15,453
Short-term notes payable and other borrowings	157,914	69,599
Current maturities of long-term debt	73,092	73,760
Total current liabilities	416,242	360,965

Long-term debt	457,991	493,407
Deferred income taxes	64,913	55,970
Other liabilities	5,069	5,129
Total liabilities	944,215	915,471

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized;
36,854,628 and 36,413,611 shares issued, and 29,654,628
and 32,913,611 shares outstanding, respectively	37	36
Additional paid-in capital	443,746	440,469
Retained earnings	74,517	95,761
Accumulated other comprehensive income (loss)	19,595	(2,953)
Treasury stock, 7,200,000 and 3,500,000 shares, respectively	(65,808)	(28,201)
Total Green Plains stockholders' equity	472,087	505,112
Noncontrolling interests	232	245
Total stockholders' equity	472,319	505,357
Total liabilities and stockholders' equity	$1,416,534	$1,420,828

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$947,413	$957,018	$2,593,163	$2,630,921
Cost of goods sold	919,516	909,725	2,538,363	2,510,742
Gross profit	27,897	47,293	54,800	120,179
Selling, general and administrative expenses	19,273	18,248	58,350	53,350
Operating income (loss)	8,624	29,045	(3,550)	66,829
Other income (expense)
Interest income	46	59	144	222
Interest expense	(9,832)	(9,440)	(28,741)	(27,438)
Other, net	(448)	(284)	(1,859)	(470)
Total other expense	(10,234)	(9,665)	(30,456)	(27,686)
Income (loss) before income taxes	(1,610)	19,380	(34,006)	39,143
Income tax expense (benefit)	(604)	6,979	(12,749)	14,191
Net income (loss)	(1,006)	12,401	(21,257)	24,952
Net loss attributable to noncontrolling interests	4	28	13	200
Net income (loss) attributable to Green Plains	$(1,002)	$12,429	$(21,244)	$25,152

Earnings per share:
Income (loss) attributable to Green Plains stockholders - basic	$(0.03)	$0.35	$(0.70)	$0.70
Income (loss) attributable to Green Plains stockholders - diluted	$(0.03)	$0.32	$(0.70)	$0.66
Weighted average shares outstanding:
Basic	29,655	35,624	30,499	36,075
Diluted	29,655	42,151	30,499	42,611

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$(1,006)	$12,401	$(21,257)	$24,952
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives arising during period	26,497	(16,806)	45,538	(33,031)
Reclassification of realized (gains) losses on derivatives	(11,297)	14,950	(9,502)	22,448
Income tax (expense) benefit related to other comprehensive income (loss)	(5,712)	683	(13,488)	4,052
Other comprehensive income (loss)	9,488	(1,173)	22,548	(6,531)
Comprehensive income	8,482	11,228	1,291	18,421
Comprehensive loss attributable to noncontrolling interests	4	28	13	200
Comprehensive income attributable to Green Plains	$8,486	$11,256	$1,304	$18,621

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(21,257)	$24,952
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	39,922	36,848
Amortization of debt issuance costs	2,314	1,703
Deferred income taxes	741	10,467
Stock-based compensation expense	3,149	2,743
Undistributed equity in loss of affiliates	1,858	470
Allowance for doubtful accounts	225	122
Other	1,922	-
Changes in operating assets and liabilities before
effects of business combinations:
Accounts receivable	3,492	(31,949)
Inventories	(11,297)	7,210
Derivative financial instruments	(2,858)	(16,543)
Prepaid expenses and other assets	(971)	(2,324)
Accounts payable and accrued liabilities	(21,319)	(5,994)
Unearned revenues	(11,151)	(12,307)
Other	(270)	550
Net cash provided (used) by operating activities	(15,500)	15,948

Cash flows from investing activities:
Purchases of property and equipment	(23,892)	(35,526)
Acquisition of businesses, net of cash acquired	(1,490)	(8,115)
Other	(6,513)	(1,124)
Net cash used by investing activities	(31,895)	(44,765)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	53,200	110,088
Payments of principal on long-term debt	(87,690)	(160,732)
Proceeds from short-term borrowings	2,457,848	2,640,404
Payments on short-term borrowings	(2,400,211)	(2,648,963)
Payments for repurchase of common stock	(10,445)	(14,201)
Change in restricted cash	46	(8,724)
Payments of loan fees	(306)	(1,702)
Other	142	(2,630)
Net cash provided (used) by financing activities	12,584	(86,460)

Net change in cash and cash equivalents	(34,811)	(115,277)
Cash and cash equivalents, beginning of period	174,988	233,205
Cash and cash equivalents, end of period	$140,177	$117,928

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Nine Months Ended September 30,
	2012	2011

Supplemental disclosures of cash flow:
Cash paid for income taxes	$495	$955
Cash paid for interest	$24,479	$26,078

Supplemental noncash investing and financing activities:
Assets acquired in acquisitions and mergers	$1,590	$62,686
Less: liabilities assumed	(100)	(54,571)
Net assets acquired	$1,490	$8,115

Short-term note payable issued to repurchase common stock	$27,162	$14,000

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Description of Business

Green Plains is North America’s fourth largest ethanol producer. The Company operates nine ethanol plants with approximately 740 million gallons per year, or mmgy, of total ethanol production capacity. The Company’s in-house marketing business is responsible for the sales, marketing and distribution of all ethanol, distillers grains and corn oil produced at its nine ethanol plants. The Company also markets and distributes ethanol for third-party ethanol producers.  Additionally, the Company owns and operates grain handling and storage assets and provides complementary agronomy services to local grain producers through its agribusiness segment. The Company owns and operates nine blending and terminaling facilities with approximately 625 mmgy of total throughput capacity. The Company is a partner in a joint venture that was formed to commercialize advanced photo-bioreactor technologies for growing and harvesting of algal biomass.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured.

For sales of ethanol, distillers grains and other commodities by the Company’s marketing business, revenue is recognized when title to the product and risk of loss transfer to an external customer. Revenues related to marketing operations for third parties are recorded on a gross basis as the Company takes title to the product and assumes risk of loss. Unearned revenue is reflected on the consolidated balance sheets for goods in transit for which the Company has received payment and title has not been transferred to the customer. Revenues from the Company’s biofuel terminal operations, which include ethanol transload and splash blending services, are recognized as these services are rendered.

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

At times, the Company hedges its exposures to changes in the value of inventories and designates certain qualifying derivatives as fair value hedges. The carrying amount of the hedged inventory is adjusted through current period results for changes in the fair value arising from changes in underlying prices. Any ineffectiveness is recognized in current period results to the extent that the change in the fair value of the inventory is not offset by the change in the fair value of the derivative.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The following tables set forth the Company’s assets and liabilities by level that were accounted for the periods indicated (in thousands):

	Fair Value Measurements at September 30, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$140,177	$-	$-	$140,177
Restricted cash	21,773	-	-	21,773
Margin deposits	16,924	-	(16,924)	-
Inventories carried at market	-	123,376	-	123,376
Unrealized gains on derivatives	12,787	22,027	8,116	42,930
Total assets measured at fair value	$191,661	$145,403	$(8,808)	$328,256

Liabilities:
Unrealized losses on derivatives	$8,875	$15,129	$(8,808)	$15,196
Inventory financing arrangements	-	16,237	-	16,237
Other	70	-	-	70
Total liabilities measured at fair value	$8,945	$31,366	$(8,808)	$31,503

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$174,988	$-	$-	$174,988
Restricted cash	21,820	-	-	21,820
Inventories carried at market	-	112,948	-	112,948
Unrealized gains on derivatives	15,710	6,010	(4,292)	17,428
Total assets measured at fair value	$212,518	$118,958	$(4,292)	$327,184

Liabilities:
Unrealized losses on derivatives	$2,828	$5,287	$(2,698)	$5,417
Margin deposits	1,594	-	(1,594)	-
Inventory financing arrangements	-	8,894	-	8,894
Other	71	-	-	71
Total liabilities measured at fair value	$4,493	$14,181	$(4,292)	$14,382

The Company believes the fair values of its debt, accounts receivable and accounts payable approximate book value, which were  $689.0 million $102.6 million and $147.4 million, respectively, at September 30, 2012 and $636.8 million $106.2 million and $172.3 million, respectively, at December 31, 2011.

            Although the Company currently does not have any Level 3 financial measurements, the fair values of the tangible assets and goodwill acquired in previous reporting periods represent Level 3 measurements and were derived using a combination of the income approach, the market approach and the cost approach as considered appropriate for the specific assets being valued.

3.  SEGMENT INFORMATION

Company management reviews financial and operating performance in the following four separate operating segments: (1) production of ethanol and distillers grains, collectively referred to as ethanol production, (2) corn oil production, (3) grain warehousing and marketing, as well as sales and related services of agronomy and petroleum products, collectively referred to as agribusiness, and (4) marketing and logistics services for Company-produced and third-party ethanol, distillers grains, corn oil and other commodities, and the operation of blending and terminaling facilities, collectively referred to as marketing and distribution. Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities.

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

The following are certain financial data for the Company’s operating segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Ethanol production:
Revenues from external customers	$52,982	$35,077	$149,115	$97,377
Intersegment revenues	439,917	551,987	1,268,851	1,501,031
Total segment revenues	492,899	587,064	1,417,966	1,598,408
Corn oil production:
Revenues from external customers	1	393	518	1,464
Intersegment revenues	14,530	15,115	43,003	28,886
Total segment revenues	14,531	15,508	43,521	30,350
Agribusiness:
Revenues from external customers	125,446	95,065	300,051	233,959
Intersegment revenues	50,254	48,863	134,725	149,676
Total segment revenues	175,700	143,928	434,776	383,635
Marketing and distribution:
Revenues from external customers	768,984	826,483	2,143,479	2,298,121
Intersegment revenues	111	98	302	375
Total segment revenues	769,095	826,581	2,143,781	2,298,496
Revenues including intersegment activity	1,452,225	1,573,081	4,040,044	4,310,889
Intersegment eliminations	(504,812)	(616,063)	(1,446,881)	(1,679,968)
Revenues as reported	$947,413	$957,018	$2,593,163	$2,630,921

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross profit (loss):
Ethanol production	$(3,701)	$24,846	$(20,610)	$63,880
Corn oil production	7,865	9,642	25,205	18,098
Agribusiness	12,513	8,223	27,357	20,425
Marketing and distribution	10,980	5,069	21,769	17,332
Intersegment eliminations	240	(487)	1,079	444
	$27,897	$47,293	$54,800	$120,179
Operating income (loss):
Ethanol production	$(7,520)	$20,941	$(32,435)	$52,184
Corn oil production	7,811	9,632	25,011	18,040
Agribusiness	5,849	2,151	8,916	3,934
Marketing and distribution	7,162	1,923	10,546	7,078
Intersegment eliminations	240	(481)	1,113	474
Corporate activities	(4,918)	(5,121)	(16,701)	(14,881)
	$8,624	$29,045	$(3,550)	$66,829

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Ethanol	$672,177	$732,061	$1,887,376	$2,050,683
Corn oil	15,255	15,508	44,041	30,350
Distillers grains	111,432	109,168	310,962	302,393
Grain	113,567	84,416	252,490	189,403
Agronomy products	10,294	9,027	42,612	40,174
Other	24,688	6,838	55,682	17,918
	$947,413	$957,018	$2,593,163	$2,630,921

The following are total assets for our operating segments for the periods indicated (in thousands):

	September 30,	December 31,
	2012	2011
Total assets:
Ethanol production	$842,505	$879,500
Corn oil production	24,014	24,601
Agribusiness	236,010	233,201
Marketing and distribution	199,589	181,466
Corporate assets	142,467	121,429
Intersegment eliminations	(28,051)	(19,369)
	$1,416,534	$1,420,828

4.  INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale, which is valued at market value. During the nine months ended September 30, 2012, the Company recorded a $2.7 million lower of cost or market adjustment in cost of goods sold within the ethanol production segment. The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2012	2011
Finished goods	$51,622	$57,882
Grain held for sale	123,376	112,948
Raw materials	28,623	23,215
Petroleum & agronomy products held for sale	16,252	14,206
Work-in-process	11,359	11,418
Supplies and parts	9,998	9,401
	$241,230	$229,070

5.  GOODWILL

The Company did not have any changes in the total carrying amount of goodwill during the nine months ended September 30, 2012, which was $40.9 million. Goodwill of $30.3 million is attributable to the ethanol production segment and $10.6 million is attributable to the marketing and distribution segment.

The Company reviews goodwill for impairment at least annually, as of October 1, or more frequently whenever events or changes in circumstances indicate that impairment may have occurred. In 2012, ethanol production has experienced a compressed commodity margin environment which adversely affected the business climate in which the Company operates. Also, during 2012, the Company experienced a decline in market capitalization as its stock price reached a 52-week low in the third quarter. As a result of these two adverse factors, the Company performed an interim review of goodwill for potential impairment for its ethanol production reporting units as of September 30, 2012. The Company performs a two-step impairment test to evaluate goodwill. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the estimated fair value of the reporting unit is less than its carrying value, the Company completes a second step to determine the amount of the goodwill impairment that should be recorded. The Company determined the fair value of the applicable ethanol production reporting units using a combination of the income approach (discounted cash flows of future benefit streams) and market approach (market prices from recent comparable sales transactions). Judgments and assumptions related to revenue, operating income, future short-term and long-term growth rates, weighted average cost of capital, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model. As a result of the interim review, the Company determined that the estimated fair value of its ethanol production reporting units substantially exceeded each of their respective carrying values and no goodwill impairment charge was deemed to be required. The Company will update its goodwill impairment analysis during the fourth quarter of 2012 in connection with its annual impairment testing.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2012, the Company’s consolidated balance sheet reflects a  deferred gain, net of tax, of $19.6 million in accumulated other comprehensive income. The Company expects all of the deferred gains at September 30, 2012 will be reclassified into income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change.

Fair Values of Derivative Instruments

The following table provides information about the fair values of our derivative financial instruments and the line items in the consolidated balance sheets in which the fair values are reflected:

	Asset Derivatives'				Liability Derivatives'
	Fair Value				Fair Value
	September 30,		December 31,		September 30,	December 31,
	2012		2011		2012	2011
Derivative financial instruments (1)	$25,834	(2)	$19,022	(3)	$-	$-
Other assets	172
Accrued and other liabilities	-		-		15,007	5,280
Other liabilities	-		-		189	137
Total	$26,006		$19,022		$15,196	$5,417

(1)             Derivative financial instruments as reflected on the balance sheet include a margin deposit asset of $16.9 million and a margin deposit liability of $1.6 million at September 30, 2012 and December 31, 2011, respectively.

(2)             Balance at September 30, 2012, includes $8.6 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

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

Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The following tables provide information about the gain or loss recognized in income and other comprehensive income on our derivative financial instruments and the line items in the financial statements in which such gains and losses are reflected:

Gains (Losses) on Derivative Instruments Not	Three Months Ended September 30,		Nine Months Ended September 30,
Designated in a Hedging Relationship	2012	2011	2012	2011
Revenue	$(10,190)	$1,535	$(11,469)	$617
Cost of goods sold	(6,255)	(9,718)	(10,580)	(29,831)
Net decrease recognized in earnings before tax	$(16,445)	$(8,183)	$(22,049)	$(29,214)

Gain (Loss) Due to Ineffectiveness	Three Months Ended September 30,		Nine Months Ended September 30,
of Cash Flow Hedges	2012	2011	2012	2011
Revenue	$(22)	$340	$(10)	$320
Cost of goods sold	(405)	(576)	(29)	(1,231)
Net decrease recognized in earnings before tax	$(427)	$(236)	$(39)	$(911)

Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
into Net Income (Loss)	2012	2011	2012	2011
Revenue	$(1,994)	$(9,608)	$1,563	$(31,097)
Cost of goods sold	13,291	(5,342)	7,939	8,649
Net increase (decrease) recognized in earnings before tax	$11,297	$(14,950)	$9,502	$(22,448)

Effective Portion of Cash Flow Hedges Recognized in	Three Months Ended September 30,		Nine Months Ended September 30,
Other Comprehensive Income (Loss)	2012	2011	2012	2011
Commodity Contracts	$26,497	$(16,806)	$45,538	$(33,031)

There were no gains or losses due to the discontinuance of cash flow hedge treatment or fair value hedge exposure during the three and nine months ended September 30, 2012.

The following table summarizes the volumes of open commodity derivative positions as of September 30, 2012 (in thousands):

September 30, 2012
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity
Futures	(22,281)				Bushels	Corn, Soybeans and Wheat
Futures	25,830	(3)			Bushels	Corn
Futures	(14,520)				Gallons	Ethanol
Futures	(123,858)	(3)			Gallons	Ethanol
Options	(377)				Bushels	Corn and Soybeans
Options	(1,100)				Gallons	Ethanol
Options	161				mmBTU	Natural Gas
Forwards			23,212	(5,406)	Bushels	Corn, Soybeans, Wheat and Milo
Forwards			34,788	(141,362)	Gallons	Ethanol
Forwards			2	(101)	Tons	Distillers Grains
Forwards			144	(30,384)	Pounds	Corn Oil

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Revenues and cost of goods sold under such contracts are summarized in the table below for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$18,285	$83,909	$30,848	$107,721
Cost of goods sold	17,521	82,703	30,013	105,502

7.  DEBT

The principal balances of the components of debt are as follows (in thousands):

	September 30, 2012	December 31, 2011
Green Plains Bluffton:
$70.0 million term loan	$42,768	$48,018
$20.0 million revolving term loan	20,000	20,000
$22.0 million revenue bond	17,510	19,120
Green Plains Central City:
$55.0 million term loan	39,973	46,558
$30.5 million revolving term loan	27,739	24,739
$11.0 million revolving line of credit	10,000	-
Equipment financing loan	122	170
Green Plains Holdings II:
$34.1 million term loan	-	27,914
$42.6 million revolving term loan	-	35,679
$15.0 million revolver	-	15,000
$26.4 million term loan	23,414	-
$51.1 million revolving term loan	48,000	-
Other	194	194
Green Plains Obion:
$60.0 million term loan	15,879	25,670
$37.4 million revolving term loan	37,400	36,200
Note payable	54	85
Equipment financing loan	329	445
Economic development grant	1,357	1,424
Green Plains Ord:
$25.0 million term loan	18,287	21,300
$13.0 million revolving term loan	12,151	12,151
$5.0 million revolving line of credit	4,349	3,349
Green Plains Otter Tail:
$30.3 million term loan	23,961	27,386
$4.7 million revolver	4,675	4,675
$19.2 million note payable	18,980	18,883
Capital lease payable	82	166
Green Plains Shenandoah:
$30.0 million term loan	400	6,068
$17.0 million revolving term loan	17,000	17,000
Green Plains Superior:
$23.5 million term loan	16,625	20,750
$10.0 million revolving term loan	10,000	10,000
Equipment financing loan	106	156

Continued on the following page

Continued from the previous page

	September 30, 2012	December 31, 2011
Green Plains Grain:
$30.0 million term loan	28,333	27,833
$195.0 revolving loan	69,000	27,000
Inventory financing arrangements	16,237	8,894
Equipment financing loans	135	311
Notes payable	-	2,000
Green Plains Trade:
$70.0 million revolving loan	43,890	33,705
Corporate:
$90.0 million convertible notes	90,000	90,000
Notes Payable	28,787	1,625
Capital Lease	455	606
Other	805	1,692
Total debt	688,997	636,766
Less: short-term notes payable and other	(157,914)	(69,599)
Less: current portion of long-term debt	(73,092)	(73,760)
Long-term debt	$457,991	$493,407

Ethanol Production Segment

•	Term Loans

Scheduled principal payments are as follows:

•	Green Plains Bluffton	$0.6 million per month
•	Green Plains Central City	$0.4 million per month
•	Green Plains Holdings II	$1.5 million per quarter
•	Green Plains Obion	$2.4 million per quarter
•	Green Plains Ord	$0.2 million per month
•	Green Plains Otter Tail	$0.4 million per month
•	Green Plains Shenandoah	$1.2 million per quarter
•	Green Plains Superior	$1.4 million per quarter

Final maturity dates (at the latest) are as follows:

•	Green Plains Bluffton	November 19, 2013
•	Green Plains Central City	July 1, 2016
•	Green Plains Holdings II	July 1, 2016
•	Green Plains Obion	August 20, 2014
•	Green Plains Ord	July 1, 2016
•	Green Plains Otter Tail	September 1, 2018
•	Green Plains Shenandoah	May 20, 2013
•	Green Plains Superior	July 20, 2015

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

Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the City of Bluffton, Indiana. The revenue bond requires: (1) semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019, and (2) a final principal and interest payment of $3.745 million on September 1, 2019. At September 30, 2012, Green Plains Bluffton had $2.5 million of cash that was restricted as to use for payment towards the current maturity and interest of the revenue bond. Such cash is presented as restricted cash on the consolidated balance sheet.

Subsidiaries within the ethanol production segment were in compliance with their debt covenants as of September 30, 2012.

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

Subsidiaries within the agribusiness segment were in compliance with their debt covenants at September 30, 2012.

Inventory Financing Arrangements

The Company has entered into short-term inventory financing agreements with a financial institution. At September 30, 2012, 1.9 million bushels of wheat had been designated as collateral under these agreements at initial values totaling $15.1 million. The Company has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. At September 30, 2012, the grain inventory and short-term notes payable were valued at $16.2 million and were measured using Level 2 inputs.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility. Under the loan agreement, as amended, the lender will loan up to $70.0 million, subject to a borrowing base equal to 85% of eligible receivables. The balance is subject to interest charges of either: (1) base rate (lender’s commercial floating rate plus 2.5%); or, (2) LIBOR plus 3.5%. At September 30, 2012, Green Plains Trade had $19.3 million in cash that was restricted as to use for payment towards the loan agreement. Such cash is presented in restricted cash on the consolidated balance sheets. The amended revolving credit facility expires on March 31, 2014.

Green Plains Trade was in compliance with its debt covenants at September 30, 2012.

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

Capitalized Interest

The Company had $169 thousand and $285 thousand in capitalized interest during the three and nine months ended September 30, 2012, respectively.

Restricted Net Assets

            At September 30, 2012, there were approximately $475.4 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

            For stock options granted during the first nine months of 2012, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under GAAP, with the following weighted-average assumptions:

Expected life	6.0
Interest rate	0.63%
Volatility	76.26%
Dividend yield	-

            The expected life of options granted represents the period of time in years that options granted are expected to be outstanding. The interest rate represents the annual interest rate a risk-free investment could potentially earn during the expected life of the option grant. Expected volatility is based on weighted-average historical volatility of the Company’s common stock.

A summary of stock option activity for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2011	1,122,499	$15.68	3.8	$1,374
Granted	10,000	4.32
Exercised	(16,332)	8.71		45
Forfeited	-	-
Expired	(325,000)	30.00
Outstanding at September 30, 2012	791,167	$9.79	4.3	$147
Exercisable at September 30, 2012 (1)	733,167	$9.68	4.1	$135
(1)	Includes in-the-money options totaling 52,500 shares at a weighted-average exercise price of $3.28.

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

The following table summarizes non-vested stock award and deferred stock unit activity for the nine months ended September 30, 2012:

	Non-Vested Shares and Deferred Stock Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Nonvested at December 31, 2011	486,012	$11.81
Granted	550,011	10.57
Forfeited	(9,766)	12.07
Vested	(370,082)	10.59
Nonvested at September 30, 2012	656,175	$11.46	1.9

            Compensation costs expensed for share-based payment plans described above during the three and nine months ended September 30, 2012 were approximately $1.0 million and $4.3 million, respectively, and during the three and nine months ended September 30, 2011 were approximately $0.9 million and $3.5 million, respectively. At September 30, 2012, there were $5.4 million of unrecognized compensation costs from share-based compensation arrangements, which are related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 1.8 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 38% of these expense amounts.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss) attributable to Green Plains	$(1,002)	$12,429	$(21,244)	$25,152
Weighted average shares outstanding - basic	29,655	35,624	30,499	36,075
Income (loss) attributable to Green Plains stockholders - basic	$(0.03)	$0.35	$(0.70)	$0.70
Net income (loss) attributable to Green Plains	$(1,002)	$12,429	$(21,244)	$25,152
Interest and amortization on convertible debt, net of tax effect	-	925	-	2,770
Net income (loss) attributable to Green Plains on an as-if-converted basis	$(1,002)	$13,354	$(21,244)	$27,922
Weighted average shares outstanding - basic	29,655	35,624	30,499	36,075
Effect of dilutive convertible debt	-	6,280	-	6,280
Effect of dilutive stock-based compensation awards	-	247	-	256
Total potential shares outstanding	29,655	42,151	30,499	42,611
Income (loss) attributable to Green Plains stockholders - diluted	$(0.03)	$0.32	$(0.70)	$0.66

            Excluded from the computations of diluted EPS for the three and nine months ended September 30, 2012 were stock-based compensation awards totaling 1.3 million and 1.1 million shares, respectively and for the three and nine months ended September 30, 2011 were stock-based compensation awards totaling 0.7 million and 0.9 million shares, respectively, because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the respective periods. For the three and nine months ended September 30, 2012, 6.3 million and 6.4 million shares, respectively, related to stock-based compensation awards and convertible debt were also excluded from the computation of diluted EPS as the inclusion of these shares would have been antidilutive. As consideration for the acquisition of the Lakota and Riga ethanol plants in October 2010, the Company issued warrants for 700,000 shares of its stock at a price of $14.00 per share exercisable for a period of three years from the closing date. The warrants are excluded from the computations of diluted EPS as the exercise price is greater than the average market price of the Company’s common stock for the three and nine months ended September 30, 2012 and 2011.

10.  STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

					Accum.
					Other			Total
			Additional		Comp			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Income	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2011	36,414	$36	$440,469	$95,761	$(2,953)	3,500	$(28,201)	$505,112	$245	$505,357
Net loss	-	-	-	(21,244)	-	-	-	(21,244)	(13)	(21,257)
Other comprehensive income,
net of tax	-	-	-	-	22,548	-	-	22,548	-	22,548
Repurchase of common stock	-	-	-	-	-	3,700	(37,607)	(37,607)	-	(37,607)
Stock-based compensation	425	1	3,148	-	-	-	-	3,149	-	3,149
Stock options exercised	16	-	142	-	-	-	-	142	-	142
Other	-	-	(13)	-	-	-	-	(13)	-	(13)
Balance, September 30, 2012	36,855	$37	$443,746	$74,517	$19,595	7,200	$(65,808)	$472,087	$232	$472,319

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

The income tax benefit for the three and nine months ended September 30, 2012 was $0.6 million and $12.7 million, respectively, compared to an expense of $7.0 million and $14.2 million, respectively, for the same periods in 2011.The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 37.5% and 36.3% for the first nine months of 2012 and 2011, respectively. The effective tax rate for the nine months ended September 30, 2011, reflects the release of a portion of valuation allowances provided against certain of the Company’s deferred tax assets, primarily federal and state net operating losses and tax credits due to anticipated income in future periods.

The Company’s unrecognized tax benefits at September 30, 2012 and December 31, 2011 were immaterial. There was no change in the Company’s liabilities related to unrecognized tax benefits during the first nine months of 2012.

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

12.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $4.8 million and $13.9 million during the three and nine months ended September 30, 2012, respectively, and $4.2 million and $11.8 million during the three and nine months ended September 30, 2011, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2012 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2012	$5,264
2013	18,701
2014	12,284
2015	10,127
2016	7,918
Thereafter	6,057
Total	$60,351

Commodities

As of September 30, 2012 the Company had contracted for future purchases of grain, natural gas, ethanol and distillers grains valued at approximately $457.5 million, $1.8 million, $30.5 million and $0.8 million, respectively.

Legal

In April 2011, Aventine Renewable Energy, Inc. filed a complaint in the United States Bankruptcy Court for the District of Delaware in connection with its Chapter 11 bankruptcy naming as defendants Green Plains Renewable Energy, Inc., Green Plains Obion LLC, Green Plains Bluffton LLC, Green Plains VBV LLC and Green Plains Trade Group LLC. This action alleged $24.4 million of damages from preferential transfers or, in the alternative, $28.4 million of damages from fraudulent transfers under an ethanol marketing agreement and an unspecified amount of damages for a continuing breach of a termination agreement related to rail cars. In April 2012, the parties mutually agreed to a negotiated settlement whereby the Company agreed to a cash payment and the purchase of 20 million gallons of ethanol from Aventine over a four-month period beginning in May 2012. An after-tax charge of $2.4 million for the settlement was reflected in operations for the nine months ended September 30, 2012.

In addition to the above-described proceeding, the Company is currently involved in other litigation that has arisen in the ordinary course of business, but it does not believe that any other pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

13.  RELATED PARTY TRANSACTIONS

Short-Term Note Payable

On March 9, 2012, the Company repurchased 3.7 million shares of its common stock from a subsidiary of NTR plc, which was previously the largest shareholder of the Company, for $37.2 million. The Company paid $10.0 million in cash and issued a secured note bearing 5% interest per annum for $27.2 million that is due on March 9, 2013. The $27.2 million note is secured by the shares repurchased and the Company’s interest in Green Plains Shenandoah LLC. At September 30, 2012, $27.2 million was outstanding on the note payable.

Commercial Contracts

Three subsidiaries of the Company have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital, is a member of our Board of Directors. Totals of $0.2 million and $0.5 million were included in debt at September 30, 2012 and December 31, 2011, respectively, under these financing arrangements. Payments, including principal and interest, totaled $37 thousand and $0.2 million during the three and nine months ended September 30, 2012, respectively, and $0.2 million and $0.5 million during the three and nine months ended September 30, 2011, respectively. The highest amount outstanding during the nine months ended September 30, 2012 was $0.4 million, and the weighted average interest rate for all financing agreements with AXIS Capital was 6.1%.

The Company has entered into ethanol purchase, sale and throughput agreements with Center Oil Company. Gary R. Parker, President and Chief Executive Officer of Center Oil, is a member of our Board of Directors. During the three and nine months ended September 30, 2012, cash receipts from Center Oil totaled $12.0 million and $15.7 million, respectively, and cash payments to Center Oil totaled $3.4 million and $4.5 million for the same periods, respectively, on these contracts. During the three and nine months ended September 30, 2011, cash receipts from Center Oil totaled $24.1 million and $89.4 million, respectively, and cash payments to Center Oil totaled $3.1 million and $5.2 million for the same periods, respectively, on these contracts.  In October 2011, the Company also entered into an operating lease agreement with Center Oil in which the Company will pay $42 thousand per month for the lease of 35 railcars. The agreement is effective through September 30, 2013. The Company had $1.2 million and $1.0 million included in outstanding receivables from Center Oil at

September 30, 2012 and December 31, 2011, respectively. The Company had $0.5 million and $69 thousand in outstanding payables at September 30, 2012 and December 31, 2011, respectively under these purchase and sale agreements.

Aircraft Lease

            The Company has entered into an agreement with Hoovestol Inc. for the lease of an aircraft. Wayne B. Hoovestol, President of Hoovestol Inc., is Chairman of our Board of Directors. The Company has agreed to pay $6,667 per month for use of up to 100 hours per year of the aircraft. Any flight time in excess of 100 hours per year will incur additional hourly-based charges. During the three and nine months ended September 30, 2012, payments related to this agreement totaled $25 thousand and $90 thousand, respectively, and for the same periods in 2011 payments related to this agreement totaled $33 thousand and $105 thousand, respectively. The Company did not have any receivables from or payables to Hoovestol Inc. at September 30, 2012 and December 31, 2011.

14.  SUBSEQUENT EVENTS

On October 26, 2012, the Company, along with two of its wholly-owned subsidiaries, entered into an Asset Purchase Agreement (the “Agreement”) to sell 12 grain elevators located in northwestern Iowa and western Tennessee. The transaction involves approximately 32.6 million bushels, or 83%, of the Company’s reported agribusiness grain storage capacity and all of its agronomy and retail petroleum operations. The estimated sales price for the facilities and certain related working capital is $133.1 million, including the assumption at closing of term debt of approximately $28.3 million. In addition, the Company expects to realize net proceeds from the liquidation of retained working capital of $86.7 million before the repayment of approximately $85.2 million under a revolving credit facility and inventory financing arrangements. Working capital and amounts outstanding under the term debt are based on September 30, 2012 balances and will be adjusted to final amounts at closing. Net cash proceeds, including working capital liquidation, are expected to be approximately $103.8 million, and the Company expects to report a pre-tax gain from this sale of approximately $46.0 million. The following table sets forth the carrying amounts of the major classes of assets and liabilities included as part of the disposal group as of September 30, 2012 (in thousands):

As of September 30, 2012

Current assets	$193,179
Property and equipment, net	45,191
Current liabilities	156,198
Long-term debt, net	26,437

The closing of the transaction, which is expected to occur during the fourth quarter of 2012, is subject to customary closing conditions and regulatory approvals. The Agreement contains normal and customary representations and warranties, indemnification obligations and break-up fees. The Agreement also contains an undertaking by the Company for a period of three years following closing not to compete with the businesses being sold in a 75-mile radius of the facilities, subject to certain exceptions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and our annual report on Form 10-K for the year ended December 31, 2011 including the consolidated financial statements, accompanying notes and the risk factors contained therein.

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2011 and in Item 1A of Part II of this Quarterly Report for the quarter ended September 30, 2012. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, completion of the sale of 12 grain elevators and related agronomy and retail petroleum operations, competition in the ethanol and other industries in which we compete, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation, expected corn oil recovery rates and operating expenses, risks related to closing and achieving anticipated results from acquisitions, and other risk factors detailed in our reports filed with the SEC. Actual results may differ from projected results due, but not limited, to unforeseen developments.

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

•

Marketing and Distribution.  Our in-house marketing business is responsible for the sales, marketing and distribution of all ethanol, distillers grains and corn oil produced at our nine ethanol plants. We also market and provide logistical services for ethanol and other commodities for third-party producers. Additionally, our wholly-owned subsidiary, BlendStar LLC, operates nine blending or terminaling facilities with approximately 625 mmgy of total throughput capacity in seven states in the south central United States. Construction of a BlendStar unit train terminal in Birmingham, Alabama, with additional throughput capacity of 300 mmgy, is expected to be completed and operational in the fourth quarter of 2012.

We intend to continue to take a disciplined approach in evaluating new opportunities related to potential acquisition of additional ethanol plants by considering whether the plants fit within the design, engineering and geographic criteria we have developed. In our marketing and distribution segment, our strategy is to renew existing marketing contracts, as well as enter new contracts with other ethanol producers. We also intend to pursue opportunities to develop or acquire additional grain elevators, specifically those located near our ethanol plants, subject to contractual restrictions following the proposed sale of certain of our agribusiness assets. We believe that owning additional agribusiness operations in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. We also plan to continue to grow our downstream access to customers and are actively seeking new marketing opportunities with other ethanol producers. We also own 49% interest in BioProcess Algae LLC, which was formed to commercialize advanced photo-bioreactor technologies for growing and harvesting algal biomass. We continue our support of the BioProcess Algae joint venture.

To optimize the value of our assets, we began utilizing a portion of our railcar fleet to transport crude oil for third parties and to lease railcars to other users. At the end of the third quarter of 2012, we had 556 railcars leased to other users.

Recent Developments

On October 26, 2012, we entered into an asset purchase agreement to sell 12 grain elevators located in northwestern Iowa and western Tennessee. The transaction involves approximately 32.6 million bushels, or 83%, of our reported agribusiness grain storage capacity and all of our agronomy and retail petroleum operations. The estimated sales price for the facilities and certain related working capital is $133.1 million, including the assumption at closing of term debt of approximately $28.3 million. In addition, we expect to realize net proceeds from the liquidation of retained working capital of approximately $86.7 million before the repayment of approximately $85.2 million under a revolving credit facility and inventory financing arrangements. Working capital and amounts outstanding under debt and inventory financing arrangements are based on September 30, 2012 balances and will be adjusted to final amounts at closing. Net cash proceeds, including working capital liquidation, are expected to be approximately $103.8 million. We expect to report a pre-tax gain from this sale of approximately $46.0 million.

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

A combination of factors resulted in compressed ethanol margins in 2012. The ethanol industry increased production in the fourth quarter of 2011 to meet demand from ethanol blenders in order to take advantage of the volumetric ethanol excise tax credit prior to its expiration on December 31, 2011. As a result, ethanol stocks at the end of 2011 exceeded normal market levels which have caused ethanol margins to compress to near break-even levels in the first half of 2012. Additionally, corn prices traded to all-time highs during the third quarter of 2012 due to drought conditions in the midwestern region of the U.S.  According to the Energy Information Administration, or EIA, as an industry, ethanol producers have responded to the compressed margin environment by reducing production rates by approximately 18% by the end of the third quarter of 2012 compared to the fourth quarter of 2011. EIA data show ethanol imports increased from 51.5 million gallons in the first nine months of 2011 to 238.7 million gallons in the first nine months of 2012. According to the Renewable Fuels Association, Brazil was the top source of ethanol imports, accounting for approximately 91% of August 2012 shipments received in U.S. ports. Under the Renewable Fuels Standard II, or RFS II, certain parties are obligated to blend, in the aggregate, 2.0 billion gallons of advanced biofuels in 2012. During 2012, sugarcane ethanol imported from Brazil has been one of the most economical means for obligated parties to meet this standard. We believe the Brazilian government may increase the required percentage of ethanol in vehicle fuel sold in Brazil to 25 percent (from 20 percent) as sugarcane production rises, which would likely limit ethanol exports from Brazil into the U.S.

Further, during the third quarter of 2012, corn prices traded to all-time highs due to drought conditions in the midwestern region of the U.S. Estimates of supply and demand provided by the U.S. Department of Agriculture forecasted lower production levels and corresponding reduced demand levels as a result of higher corn prices. Consumers of corn, including ethanol producers, are competing for potentially reduced domestic supplies. These factors, in combination with reduced demand for motor fuels in the U.S. resulting from higher gasoline prices and more fuel-efficient vehicles, have adversely affected the margin environment in the first nine months of 2012. Also, during 2012, the Company experienced a decline in market capitalization as its stock price reached a 52-week low in the third quarter. As a result of these two adverse factors, we performed an interim review of goodwill for potential impairment as of September 30, 2012 for our ethanol production reporting units. As a result of this interim review, we determined that the estimated fair value of each of these reporting units substantially exceeded each of their respective carrying values and no goodwill impairment charge was deemed to be required. The margin environment in the fourth quarter of 2012, although improving, will likely be affected by these factors as well. We believe that U.S. ethanol production levels will continue to adjust to ethanol and corn supply and demand factors. Extended periods of depressed ethanol margins or market capitalization could lead to potential impairment of certain assets, including goodwill, in the future, which would adversely affect our operating results and certain leverage ratios for lending purposes.

There may be periods of time that, due to the variability of commodity prices and compressed margins, we reduce or cease ethanol production operations at certain of our ethanol plants. In the first nine months of 2012, we reduced production volumes at several of our ethanol plants by approximately 8% of our total production in direct response to unfavorable operating margins.

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

Legislation.  Federal and state governments have enacted numerous policies, incentives and subsidies to encourage the usage of domestically-produced alternative fuel solutions. Passed in 2007 as part of the Energy Independence and Security Act, RFS II has been, and we expect will continue to be, a driving factor in the growth of ethanol usage. The RFS Flexibility Act was introduced on October 5, 2011 in the U.S. House of Representatives to reduce or eliminate the volumes of renewable fuel use required by RFS II based upon corn stocks-to-use ratios. The Domestic Alternative Fuels Act of 2012 was introduced on January 18, 2012 in the U.S. House of Representatives to modify the RFS II to include ethanol and other fuels produced from fossil fuels like coal and natural gas. Due to drought conditions, the possibility of further legislation aimed at reducing or eliminating the renewable fuel use required by RFS II may also be heightened.

Under the provisions of the Energy Independence and Security Act, the EPA has the authority to waive the mandated RFS II requirements in whole or in part. To grant the waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that one of two conditions has been met: (1) there is inadequate domestic renewable fuel supply or (2) implementation of the requirement would severely harm the economy or environment of a state, a region, or the U.S. In the third quarter of 2012, the governors of North Carolina and Arkansas as well as a number of livestock groups filed waiver requests with the EPA based on drought conditions. On August 20, 2012 the EPA asked for public comment on the need for an ethanol waiver. The agency has until November 13, 2012 to make a decision regarding the requested waiver. We believe it is unlikely the EPA will grant the requested waiver. However, our operations could be adversely impacted if a waiver is granted.

To further drive growth in the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. In October 2010, the EPA granted a partial waiver for E15 for use in model year 2007 and newer model passenger vehicles, including cars, SUVs, and light pickup truck. In January 2011, the EPA granted a second partial waiver for E15 for use in model year 2001 to 2006 passenger vehicles. On February 17, 2012, the EPA announced that evaluation of the health effects tests of E15 are complete and that fuel manufacturers are now able to register E15 with the EPA to sell. To meet one of the final requirements of the EPA prior to introducing E15 into the marketplace, in April 2012, a group of ethanol industry members funded a national fuel survey on E15. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends in light duty vehicles made since 2001, representing nearly two-thirds of all vehicles on the road. The nation’s first retail E15 ethanol blends were sold in July  2012. According to the EPA, as of September 28, 2012, 75 fuel manufacturers were registered to sell E15.

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

Industry Fundamentals. The ethanol industry is supported by a number of market fundamentals that drive its long-term outlook and extend beyond the short-term margin environment. Following the EPA’s approval, the industry is working to broadly introduce E15 into the retail fuel market. The RFS II mandate increased to 13.2 billion gallons for 2012, 600 million gallons over the mandated volume in 2011, and continues to increase each year through 2015; however, the EPA has the authority to waive the mandate in whole or in part. The domestic gasoline market continues to evolve as refiners are producing more CBOB, a sub-grade (84 octane) gasoline, which requires ethanol or other octane sources to meet the minimum octane rating requirements for the U.S. gasoline market. In addition, ethanol export markets, although affected by competition from other ethanol exporters, mainly from Brazil, are expected to remain active in 2012. Overall, the industry is operating at the mandated levels and ethanol prices have continued to remain at a large discount to gasoline, providing blenders and refiners with a strong economic incentive to blend.

BioProcess Algae Joint Venture

The BioProcess Algae joint venture is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities. Construction of Phase II next to our Shenandoah ethanol plant was completed and the Grower Harvesters™ bioreactors were successfully started up in January 2011. Phase II allowed for verification of growth rates, energy balances and operating expenses, which are considered to be some of the key steps to commercialization. In April 2012, we increased our ownership of BioProcess Algae to 49% pursuant to our purchase of ownership interests previously held by NTR plc.

In June 2012, BioProcess Algae and a subsidiary of Bioseutica BV, a leading producer of highly purified pharmaceutical-grade Omega-3 fatty acids, entered into a commercial supply agreement for the production of EPA-rich Omega-3 oils for use in nutritional or pharmaceutical applications. BioProcess Algae continues to explore additional potential algae markets including animal feeds, nutraceuticals and biofuels.

BioProcess Algae initiated Phase III and broke ground on a five-acre algae farm at the Shenandoah ethanol plant in the first quarter of 2012. Construction is complete on approximately three acres of the algae farm and the facilities were inoculated with algae in October 2012. If we and the other BioProcess Algae members determine that the venture can achieve the desired economic performance from Phase III, a larger build-out, possibly as large as 200 to 400 acres, of Grower Harvester reactors at the Shenandoah ethanol plant will be considered. Such a build-out may be completed in stages and could take up to two years to complete. Funding for BioProcess Algae for such a project would come from a variety of sources including current partners, new equity investors, debt financing or a combination thereof.

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

Results of Operations

Segment Results

Our operations fall within the following four segments: (1) production of ethanol and related distillers grains, collectively referred to as ethanol production, (2) corn oil production, (3) grain warehousing and marketing, as well as sales and related services of agronomy and petroleum products, collectively referred to as agribusiness, and (4) marketing and logistics services of Company-produced and third-party ethanol, distillers grains, corn oil and other commodities, and the operation of blending and terminaling facilities, collectively referred to as marketing and distribution. Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities. When the Company’s management evaluates segment performance, they review the information provided below, as well as segment earnings before interest, income taxes, noncontrolling interest, depreciation and amortization.

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

The table below reflects selected operating segment financial information for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Ethanol production:
Revenues from external customers	$52,982	$35,077	$149,115	$97,377
Intersegment revenues	439,917	551,987	1,268,851	1,501,031
Total segment revenues	492,899	587,064	1,417,966	1,598,408
Corn oil production:
Revenues from external customers	1	393	518	1,464
Intersegment revenues	14,530	15,115	43,003	28,886
Total segment revenues	14,531	15,508	43,521	30,350
Agribusiness:
Revenues from external customers	125,446	95,065	300,051	233,959
Intersegment revenues	50,254	48,863	134,725	149,676
Total segment revenues	175,700	143,928	434,776	383,635
Marketing and distribution:
Revenues from external customers	768,984	826,483	2,143,479	2,298,121
Intersegment revenues	111	98	302	375
Total segment revenues	769,095	826,581	2,143,781	2,298,496
Revenues including intersegment activity	1,452,225	1,573,081	4,040,044	4,310,889
Intersegment eliminations	(504,812)	(616,063)	(1,446,881)	(1,679,968)
Revenues as reported	$947,413	$957,018	$2,593,163	$2,630,921
Gross profit (loss):
Ethanol production	$(3,701)	$24,846	$(20,610)	$63,880
Corn oil production	7,865	9,642	25,205	18,098
Agribusiness	12,513	8,223	27,357	20,425
Marketing and distribution	10,980	5,069	21,769	17,332
Intersegment eliminations	240	(487)	1,079	444
	$27,897	$47,293	$54,800	$120,179
Operating income (loss):
Ethanol production	$(7,520)	$20,941	$(32,435)	$52,184
Corn oil production	7,811	9,632	25,011	18,040
Agribusiness	5,849	2,151	8,916	3,934
Marketing and distribution	7,162	1,923	10,546	7,078
Intersegment eliminations	240	(481)	1,113	474
Corporate activities	(4,918)	(5,121)	(16,701)	(14,881)
	$8,624	$29,045	$(3,550)	$66,829

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Consolidated Results

Revenues decreased $9.6 million for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to lower average prices of ethanol and corn oil and lower volumes of distillers grains sold partially offset by increased revenues from grain merchandising.  Revenues from grain merchandising increased primarily due to higher grain prices in 2012 and the impacts of an early harvest in our market areas.  The 2012 drought resulted in increases in commodity prices and an early harvest season, which is affecting the expected timing of revenues from historical patterns between the third and fourth quarters. Gross profit decreased $19.4 million for the three months ended September 30, 2012 compared to the same period in 2011 primarily as a result of unfavorable ethanol production margins. Operating income decreased $20.4 million in the three months ended September 30, 2012 compared to the same period in 2011 as a result of the factors discussed above. Selling, general and administrative expenses increased slightly when comparing the three months ended September 30, 2012 to the same period in 2011 due to the expanded scope of our operations.  As a result of our net loss, we recorded an income tax benefit of $0.6 million for the three months ended September 30, 2012 compared to income tax expense of $7.0 million for the same period in 2011.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Three Months Ended September 30,
	2012	2011
Ethanol sold
(thousands of gallons)	161,574	184,619
Ethanol produced
(thousands of gallons)	160,832	185,928
Distillers grains sold
(thousands of equivalent dried tons)	438	534
Corn consumed
(thousands of bushels)	56,706	65,896

Revenues in the ethanol production segment decreased by $94.2 million for the three months ended September 30, 2012 compared to the same period in 2011. The decrease in revenue was due to lower average prices for ethanol and the decision, in direct response to unfavorable operating margins, to temporarily reduce production at our ethanol plants.  The ethanol production segment produced 160.8 million gallons of ethanol, which represents approximately 87 percent of production capacity, during the three months ended September 30, 2012.

Cost of goods sold in the ethanol production segment decreased by $65.6 million for the three months ended September 30, 2012 compared to the same period in 2011. Consumption of corn decreased by 9.2 million bushels and the average cost per bushel increased by 10.2% during the three months ended September 30, 2012 compared to the same period in 2011. Average ethanol yield increased to 2.84 gallons per bushel for the three months ended September 30, 2012 compared to 2.82 gallons per bushel in the same period of 2011 due primarily to process improvements implemented and slowed production rates at some of our plants. As a result of the factors identified above, gross profit and operating income in the ethanol production segment decreased by $28.5 million for the three months ended September 30, 2012, compared to the same period in 2011, resulting in an operating loss of $7.5 million.

Corn Oil Production Segment

Revenues in the corn oil production segment decreased by $1.0 million for the three months ended September 30, 2012 compared to the same period in 2011. During the three months ended September 30, 2012, we sold 37.2 million pounds of corn oil compared to 32.7 million pounds in the same period of 2011. The increase in volume was offset by a 16% decrease in average price for the three months ended September 30, 2012 compared to the same period in 2011. Average corn oil yield increased to 0.66 pounds per bushel for the three months ended September 30, 2012 compared to 0.50 pounds per bushel in the same period in 2011 due primarily to process improvements implemented at our plants. We began extracting corn oil in the fourth quarter of 2010 with the last implementation, which was at the Otter Tail plant, completed during the third quarter of 2011.

Gross profit and operating income in the corn oil production segment decreased by $1.8 million for the three months ended September 30, 2012 compared to the same period in 2011. The decreases are primarily attributable to a decrease in average revenue per pound, partially offset by improved corn oil yields.

Agribusiness Segment

The table below presents key operating data within our agribusiness segment for the periods indicated:

	Three Months Ended September 30,
	2012	2011
Grain sold
(thousands of bushels)	18,864	24,320
Fertilizer sold
(tons)	3,084	790

Our agribusiness segment had increases of  $31.8 million in revenues, $4.3 million in gross profit and $3.7 in operating income for the three months ended September 30, 2012 compared to the same period in 2011. Revenues, gross profit and operating income increased primarily due to higher grain prices in 2012. The 2012 drought resulted in increased commodity prices and an early harvest season which is affecting the expected timing of gross profit between the third and fourth quarters. Operating income was also affected by an increase in selling, general and administrative expenses due to the expanded scope of our agribusiness operations, through construction of grain storage capacity and the acquisition of a grain elevator in January 2012. The agribusiness segment’s quarterly performance fluctuates on a seasonal basis with generally stronger results expected in the second and fourth quarters each year; however, the effects of the early harvest in our market areas has accelerated some of the expected agribusiness results for 2012 into the third quarter.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment decreased by $57.5 million for the three months ended September 30, 2012 compared to the same period in 2011. The decrease in revenues was primarily due to lower average prices of ethanol and corn oil and lower volumes of distillers grains sold. Ethanol and distillers grains revenues decreased by $58.2 million and $13.8 million, respectively, partially offset by an increase in other revenues of $14.4 million. In the three months ended September 30, 2012, the marketing and distribution segment entered into purchases and sales of crude oil and leased railcars to third parties for the transportation of crude oil. Railcar leasing and crude oil revenue for the three months ended September 30, 2012 was $18.2 million. We sold 267.5 million gallons of ethanol within the marketing and distribution segment during the three months ended September 30, 2012 compared to 265.4 million gallons sold during the same period in 2011. Ethanol volumes increased due to an increase in open-market ethanol purchases and sales. However, the decrease in average prices of ethanol offset the increase in volumes resulting in a net decrease in ethanol revenues.

Gross profit and operating income for the marketing and distribution segment increased by $5.9 million and $5.2 million, respectively, for the three months ended September 30, 2012 compared to the same period in 2011. The increases in gross profit and operating income were due primarily to profits realized from ethanol, distillers grains and crude oil marketing and distribution.

Intersegment Eliminations

Intersegment eliminations of revenues decreased $111.3 million for the three months ended September 30, 2012 compared to the same period in 2011 due to decreases of $102.3 million, $9.7 and $0.6 million in ethanol, distillers grains and corn oil, respectively, sold from our ethanol production and corn oil segments to our marketing and distribution segment. In addition, corn sales from our agribusiness segment increased $1.5 million between the periods.

Corporate Activities

Operating expenses for corporate activities were consistent when comparing the three months ended September 30, 2012 to the same period in 2011. No significant changes were made to the scope of our operations that affected these periods.

Income Taxes

We record income tax expense or benefit during interim periods based on our best estimate of the annual effective tax rate. We recorded an income tax benefit of $0.6 million for the three months ended September 30, 2012 compared to income tax expense of $7.0 million for the same period in 2011. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was slightly higher in the third quarter of 2012 compared to the same period of 2011.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Consolidated Results

Revenues decreased $37.8 million for the nine months ended September 30, 2012 compared to the same period in 2011 as a result of lower average ethanol and corn oil prices and lower volumes of distillers grains sold partially offset by increased revenues from grain merchandising.  Agribusiness revenues increased primarily due to higher grain prices in 2012 and the impacts of an early harvest in our market areas.  The 2012 drought resulted in increases in grain prices and an early harvest season, which is affecting the expected timing of revenues from historical patterns between the third and fourth quarters. Gross profit decreased $65.4 million for the nine months ended September 30, 2012 compared to the same period in 2011 primarily as a result of unfavorable ethanol production margins. Operating income decreased $70.4 million to an operating loss of $3.6 million in the nine months ended September 30, 2012 compared to the same period in 2011 as a result of the factors discussed above. Selling, general and administrative expenses were $5.0 million higher for the nine months ended September 30, 2012 compared to the same period in 2011 due to the expanded scope of our operations which resulted primarily from our acquisition of the Otter Tail ethanol plant in March 2011. Interest expense increased by $1.3 million in the first nine months of 2012 compared to the same period in 2011 due to debt issued to finance the acquisition. As a result of our net loss, we recorded an income tax benefit of $12.7 million for the nine months ended September 30, 2012 compared to income tax expense of $14.2 million for the same period in 2011.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
Ethanol sold
(thousands of gallons)	507,923	540,638
Ethanol produced
(thousands of gallons)	508,358	540,686
Distillers grains sold
(thousands of equivalent dried tons)	1,397	1,536
Corn consumed
(thousands of bushels)	178,924	190,933

Revenues in the ethanol production segment decreased by $180.4 million for the nine months ended September 30, 2012 compared to the same period in 2011. The decrease in revenue was due to the decision, in direct response to unfavorable operating margins, to temporarily reduce ethanol production volumes at our ethanol plants and due to lower average prices for ethanol during the nine months ended September 30, 2012 compared to the same period in 2011. The ethanol production segment produced 508.4 million gallons of ethanol, which represents approximately 92 percent of production capacity, during the first nine months of 2012. Revenues for the nine months ended September 30, 2012 included production from our Otter Tail ethanol plant, which was acquired in March 2011. The Otter Tail plant contributed an additional $7.3 million in revenues for the nine months ended September 30, 2012 compared to the same period in 2011.

Cost of goods sold in the ethanol production segment decreased by $96.0 million for the nine months ended September 30, 2012 compared to the same period in 2011. Consumption of corn decreased by 12.0 million bushels and the average cost per bushel increased by 1.3% during the nine months ended September 30, 2012 compared to the same period in 2011. Average ethanol yield increased to 2.84 gallons per bushel for the nine months ended September 30, 2012 compared to 2.83 gallons per bushel in the same period of 2011, due primarily to process improvements implemented and slowed production rates at some of our plants. Cost of goods sold also included a one-time charge related to the settlement of a legal claim in the first quarter of 2012. As a result of the factors identified above, gross profit for the ethanol production segment decreased by $84.5 million for the nine months ended September 30, 2012 compared to the same period in 2011.

Operating income in the ethanol production segment decreased by $84.6 million for the nine months ended September 30, 2012, compared to the same period in 2011, to a loss of $32.4 million, due in large part to the factors discussed above. Depreciation and amortization expense for the ethanol production segment was $33.3 million during the nine months ended September 30, 2012 compared to $32.0 million during the same period in 2011.

Corn Oil Production Segment

Revenues in the corn oil production segment increased by $13.2 million for the nine months ended September 30, 2012 compared to the same period in 2011. During the nine months ended September 30, 2012, we sold 109.2 million pounds of corn oil compared to 64.3 million pounds in the same period of 2011. The increase in volume was offset by a 14% decrease in average price in the first nine months of 2012 compared to the same period in 2011. We began extracting corn oil in the fourth quarter of 2010 and had deployed corn oil extraction technology at four of our ethanol plants by December 31, 2010. In 2011, we began extracting corn oil at our other five ethanol plants with the last implementation, which was at the Otter Tail plant completed during the third quarter of 2011.

Gross profit and operating income in the corn oil production segment increased by $7.1 million and $7.0 million, respectively, for the nine months ended September 30, 2012 compared to the same period in 2011. The increases are primarily attributable to the increase in production volumes discussed above.

Agribusiness Segment

The table below presents key operating data within our agribusiness segment for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
Grain sold
(thousands of bushels)	48,367	51,639
Fertilizer sold
(tons)	35,126	33,801

Our agribusiness segment had increases of $51.1 million in revenues, $6.9 million in gross profit, and $5.0 million in operating income for the nine months ended September 30, 2012 compared to the same period in 2011. Revenues, gross profit and operating income increased primarily due to higher grain prices in 2012. The 2012 drought resulted in increased commodity prices and an early harvest season, which is affecting the expected timing of gross profits between the third and fourth quarters. Operating income was also affected by an increase in selling, general and administrative expenses due to the expanded scope of our agribusiness operations, through construction of grain storage capacity and the acquisition of two grain elevators in June 2011 and January 2012. The agribusiness segment’s quarterly performance fluctuates on a seasonal basis with generally stronger results expected in the second and fourth quarters each year;  however, the effects of the early harvest in our market areas has accelerated some of the expected agribusiness results for 2012 into the third quarter.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment decreased by $154.7 million for the nine months ended September 30, 2012 compared to the same period in 2011. The decrease in revenues was primarily due to lower average prices of ethanol and corn oil sold and lower volumes of distillers grains sold. Ethanol and distillers grains revenues decreased by $188.2 million and $14.9 million, respectively, partially offset by increases in corn oil and crude oil revenues of $15.0 million and $35.9 million, respectively. We sold 804.5 million gallons of ethanol within the marketing and distribution segment during the nine months ended September 30, 2012 and 2011.  In the first nine months of 2012, the marketing and distribution segment also entered into purchases and sales of crude oil and redeployed a portion of its railcar fleet for the transportation or crude oil by third parties.

Gross profit and operating income for the marketing and distribution segment increased $4.4 million and $3.5 million, respectively, for the nine months ended September 30, 2012 compared to the same period in 2011. The increases in gross profit and operating income were due primarily to profits realized from ethanol, distillers grains and crude oil marketing and distribution.

Intersegment Eliminations

Intersegment eliminations of revenues decreased $233.1 million for the nine months ended September 30, 2012 compared to the same period in 2011 due to a decreases of $225.9 million and $6.3 million in ethanol and distillers grains, respectively, and an increase of  $14.1 million in corn oil sold from our ethanol production and corn oil segments to our marketing and distribution segment. In addition, corn sales from our agribusiness segment decreased $14.9 million between the periods.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $1.8 million for the nine months ended September 30, 2012 compared to the same period in 2011, primarily due to an increase in general and administrative expenses and personnel costs related to expanded operations.

Income Taxes

We record income tax expense or benefit during interim periods based on our best estimate of the annual effective tax rate. We recorded an income tax benefit of $12.7 million for the nine months ended September 30, 2012 compared to income tax expense of $14.2 million for the same period in 2011. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 37.5% and 36.3% for the first nine months of 2012 and 2011, respectively. The effective tax rate for the first nine months of 2011 reflects the release of a portion of valuation allowances provided against certain of our deferred tax assets, primarily federal and state net operating losses and tax credits.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to Green Plains	$(1,002)	$12,429	$(21,244)	$25,152
Net loss attributable to noncontrolling interests	(4)	(28)	(13)	(200)
Interest expense	9,832	9,440	28,741	27,438
Income tax expense (benefit)	(604)	6,979	(12,749)	14,191
Depreciation and amortization	13,487	12,811	39,922	36,848
EBITDA	$21,709	$41,631	$34,657	$103,429

Liquidity and Capital Resources

On September 30, 2012, we had $140.2 million in cash and equivalents, comprised of $71.0 million held at our parent company and the remainder at our subsidiaries. We also had up to an additional $154.5 million available under revolving credit agreements at our subsidiaries, some of which was subject to borrowing base restrictions or other specified lending conditions at September 30, 2012. Funds held at our subsidiaries are generally required for their ongoing operational needs and distributions from our subsidiaries are restricted pursuant to these loan agreements. At September 30, 2012, there were approximately $475.4 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

We incurred capital expenditures of $23.9 million in the first nine months of 2012 for various projects including the construction of a new BlendStar unit train terminal in Birmingham, Alabama, which is expected to be completed and operational in the fourth quarter of 2012. Capital spending for the remainder of 2012 is expected to be approximately $5.0 million which includes expansion of the grain storage facilities at some of our ethanol plants. The remainder of our capital spending is expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

Net cash used by operating activities was $15.5 million for the nine months ended September 30, 2012 compared to net cash provided of $15.9 million for the same period in 2011. Cash used by operating activities for the nine months ended September 30, 2012 and 2011 included significant cash outflows for deferred grain contract payables, inventory purchases and a reduction in unearned revenues within our agribusiness segment. Additional factors affecting the net cash used by operating activities during the nine months ended September 30, 2012 included a net loss of $21.3 million. Net cash used by investing activities was $31.9 million for the nine months ended September 30, 2012, due primarily to capital expenditures and the increase of our ownership interest in BioProcess Algae from 35% to 49%. Net cash provided by financing activities was $12.6 million for the nine months ended September 30, 2012 due to a net increase in short-term notes payable and inventory financing arrangements of $57.6 million, used to finance grain contract settlements and inventory purchases, partially offset by $10.4 million in cash outflows for the repurchase of treasury stock and principal proceeds and repayments on long-term debt of $53.2 million and $87.7 million, respectively, in the first nine months of 2012. Green Plains Trade and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid resulting in significant cash movements that are reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

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

We were in compliance with our debt covenants at September 30, 2012. Based upon our forecasts and the current margin environment, we believe certain ethanol production subsidiaries will require capital injections from the parent company at times to maintain compliance with certain covenants during the remainder of 2012. We believe we will maintain compliance with our debt covenants at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available at the parent company to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity for a subsidiary’s compliance. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results differ significantly from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

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

On October 26, 2012, we entered into an asset purchase agreement to sell approximately 32.6 million bushels, or 83%, of our reported agribusiness grain storage capacity and all of our agronomy and retail petroleum operations. The estimated sales price for the facilities and certain related working capital is $133.1 million, including the assumption at closing of term debt of approximately $28.3 million. In addition, the Company expects to realize net proceeds from the liquidation of retained working capital of approximately $86.7 million before the repayment of approximately $85.2 million under a revolving credit facility and inventory financing arrangements. Working capital and amounts outstanding under debt and inventory financing arrangements are based on September 30, 2012 balances and will be adjusted to final amounts at closing. Net cash proceeds, including working capital liquidation, are expected to be approximately $103.8 million.

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

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term loan. At September 30, 2012,  $42.8 million related to the term loan was outstanding, along with the entire revolving term loan. The term loan requires monthly principal payments of approximately $0.6 million. The loans mature on November 19, 2013 with expected outstanding balances upon maturity of $34.6 million and $20.0 million on the amortizing term loan and revolving term loan, respectively. We expect to extend or refinance this facility prior to its maturity.

The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term loan as well as a revolving line of credit of up to $11.0 million. At September 30, 2012, $40.0 million related to the term loan was outstanding, along with $27.7 million on the revolving term loan and $10.0 million on the revolving line of credit. The term loan requires monthly principal payments of $0.5 million. The term loan and the revolving term loan mature on July 1, 2016 with expected outstanding balances upon maturity of $17.9 million and $27.7 million, respectively, and the revolving line of credit matures on June 27, 2013. We expect to extend or refinance the revolving credit facility prior to its maturity.

The Green Plains Holdings II loan is comprised of a $26.4 million amortizing term loan and a $51.1 million revolving term loan. At September 30, 2012, $23.4 million was outstanding on the amortizing term loan, along with $48.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.5 million. The revolving term loan requires semi-annual principal payments of approximately $2.7 million. The maturity dates of the amortizing term loan and revolving term loan are July 1, 2016 and October 1, 2018, respectively, with no outstanding balance expected upon maturity on the amortizing term loan and an expected outstanding balance upon maturity of $15.8 million on the revolving term loan.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan and a revolving term loan of $37.4 million. At September 30, 2012, $15.9 million related to the term loan was outstanding along with the entire revolving term loan. The term loan requires quarterly principal payments of $2.4 million. The term loan matures on August 20, 2014 and the revolving term loan matures on September 1, 2018 with no expected outstanding balances upon maturity on the term loan or the revolving term loan.

The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term loan as well as a revolving line of credit of up to $5.0 million. At September 30, 2012, $18.3 million related to the term loan was outstanding, $12.2 million on the revolving term loan, along with $4.3 million on the revolving line of credit. The term loan requires monthly principal payments of approximately $0.2 million. The term loan and the revolving term loan mature on July 1, 2016 with expected outstanding balances upon maturity of $8.2 million and $12.2 million, respectively, and the revolving line of credit matures on June 27, 2013. We expect to extend or refinance the revolving credit facility prior to its maturity.

The Green Plains Otter Tail loan is comprised of a $30.3 million amortizing term loan, a $4.7 million revolver and a $19.2 million note payable. At September 30, 2012, $24.0 million related to the term loan, $4.7 million on the revolver and $19.0 million on the note payable were outstanding. The term loan requires monthly principal payments of approximately $0.4 million and the note payable requires monthly principal payments of $0.3 million beginning October 1, 2014. The term loan matures on September 1, 2018 with an expected outstanding balance of $4.8 million and the revolver matures on March 19, 2013. We expect to extend or refinance the revolver on or before its maturity date.

The Green Plains Shenandoah loan is comprised of a $30.0 million amortizing term loan and a $17.0 million revolving term loan. At September 30, 2012, $0.4 million related to the term loan was outstanding along with the entire $17.0 million on the revolving term loan. The term loan requires quarterly principal payments of $1.2 million. The term loan matures on May 20, 2013 and the revolving term loan matures on November 1, 2016 with no expected outstanding balances upon maturity.

The Green Plains Superior loan is comprised of a $23.5 million amortizing term loan and a $10.0 million revolving term loan. At September 30, 2012, $16.6 million related to the term loan was outstanding, along with the entire revolving term loan. The term loan requires quarterly principal payments of $1.4 million. The term loan matures on July 20, 2015 and the revolving term loan matures on July 1, 2017 with an expected outstanding balance upon maturity of $1.5 million on the term loan and no expected outstanding balance upon maturity on the revolving term loan.

Each term loan, except for the Green Plains Holdings II and Green Plains Otter Tail agreements, has a provision that requires us to make annual special payments equal to a percentage ranging from 65% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations. With certain exceptions, the revolving term loans within this segment are generally available for advances throughout the life of the commitment with interest-only payments due each month until the final maturity date.

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

Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the city of Bluffton, Indiana, of which $17.5 million remained outstanding at September 30, 2012. The revenue bond requires: semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019; and a final principal and interest payment of $3.745 million on September 1, 2019. The revenue bond bears interest at 7.50% per annum.

Agribusiness Segment

The Green Plains Grain loans are comprised of a $30.0 million amortizing term loan and a $195.0 million revolving credit facility with various lenders. The term loan and revolving credit facility mature on November 1, 2021 and October 28, 2013, respectively. Equal payments of principal sufficient to amortize the term loan in full over a 15-year period, plus interest, are due on the first day of every month with the remaining outstanding balance and all accrued interest due on the loan maturity date. The term loan bears interest at a fixed rate of 6.0% per annum. Advances of the revolving credit facility are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period, or the base rate, plus the respective applicable margin. At September 30, 2012, $28.3 million on the term loan and $69.0 million on the revolving loan were outstanding. As security for the term loan the lender received a first priority lien on certain real estate and other property owned by the subsidiaries within the agribusiness segment. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, machinery, accounts receivable and other assets owned by subsidiaries of the agribusiness segment.

We have entered into short-term inventory financing agreements with a financial institution. At September 30, 2012, 1.9 million bushels of wheat had been designated as collateral under these agreements at an initial value of $15.1 million. We have accounted for the agreements as short-term notes, rather than sales, and have recorded our repurchase obligation at fair value at the end of each period. At September 30, 2012, the grain inventory and short-term notes payable were valued at $16.2 million.

On October 26, 2012, we entered into an asset purchase agreement to sell approximately 32.6 million bushels, or 83%, of our reported agribusiness grain storage capacity and all of our agronomy and retail petroleum operations. Outstanding debt is expected to be reduced by more than $113 million upon closing of this transaction.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility of up to $70.0 million, subject to a borrowing base of 85% of eligible receivables. At September 30, 2012, $43.9 million was outstanding on the revolving credit facility. The revolving credit facility expires on March 31, 2014 and bears interest at the lender’s commercial floating rate plus 2.5% or LIBOR plus 3.5%. As security for the loan, the lender received a first-position lien on accounts receivable, inventory and other collateral owned by Green Plains Trade.

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

Contractual Obligations

Our contractual obligations as of September 30, 2012 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term and short-term debt obligations (1)	$ 688,997	$ 231,006	$ 135,144	$ 212,959	$ 109,888
Interest and fees on debt obligations (2)	91,918	29,274	38,044	17,361	7,239
Operating lease obligations (3)	60,351	19,262	24,534	13,637	2,918
Deferred tax liabilities	64,913	-	-	-	64,913
Purchase obligations
Forward grain purchase contracts (4)	457,543	456,337	1,206	-	-
Other commodity purchase contracts (5)	33,180	33,180	-	-	-
Other	13,268	13,136	132	-	-
Total contractual obligations	$ 1,410,170	$ 782,195	$ 199,060	$ 243,957	$ 184,958

(1)Includes the current portion of long-term debt and excludes the discount on long-term debt of $195 thousand.
(2)Interest amounts are calculated over the terms of the loans using current interest rates, assuming scheduled principle and interest amounts are paid pursuant to the debt agreements. Includes administrative and/or commitment fees on debt obligations.
(3)Operating lease costs are primarily for railcars and office space.
(4)Purchase contracts represent index-priced and fixed-price contracts. Index purchase contracts are valued at current quarter-end prices.
(5)Includes fixed-price ethanol, dried distillers grains and natural gas purchase contracts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we had $689.0 million outstanding in debt as of September 30, 2012, $492.6 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $2.0 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results, unless designated as cash flow hedges, while corresponding gains and losses on physical contracts are generally designated as normal purchases or normal sales contracts and are not recognized until quantities are delivered or utilized in production. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are deferred in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. During the nine months ended September 30, 2012, revenues and cost of goods sold included net losses of $9.9 million and $2.7 million from derivative financial instruments, respectively. To the extent net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sales has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from September 30, 2012. This analysis includes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	740,000	Gallons	$96,761
Corn	265,000	Bushels	$106,297
Distillers grains	2,100	Tons (1)	$28,498
Natural gas	20,300	MMBTU (2)	$4,562

(1) Distillers grains quantities are stated on an equivalent dried ton basis.
(2) Millions of British Thermal Units

Corn Oil Production Segment

A sensitivity analysis has been prepared to estimate our corn oil production segment exposure to corn oil price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn oil output for a one-year period from September 30, 2012. This analysis includes the impact of risk management activities that result from our use of fixed-price sale contracts. Market risk at September 30, 2012, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $0.5 million.

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

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position, which is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices, is approximately $131.6 thousand at September 30, 2012. Market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $8 thousand.

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

Due to industry increases in U.S. dry mill ethanol production, the production of distillers grains in the United States has increased dramatically, and this trend may continue. This may cause distillers grains prices to fall in the United States, unless demand increases or other market sources are found. To date, demand for distillers grains in the United States has increased roughly in proportion to supply. We believe this is because U.S. farmers use distillers grains as a feedstock, and distillers grains are slightly less expensive than corn, for which it is a substitute. However, if prices for distillers grains in the U.S. fall, it may have an adverse effect on our business.

Corn Oil.  Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides. Corn oil is generally marketed as a feedstock for biodiesel and, therefore, the price of corn oil is affected by demand for biodiesel. In general, corn oil prices follow the same price trends as heating oil and soybean oil. If prices for corn oil fluctuate, it may have an adverse effect on our business.

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

Additionally, under the provisions of the Energy Independence and Security Act, the EPA has the authority to waive the mandated RFS II requirements in whole or in part. To grant the waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that one of two conditions has been met; there is inadequate domestic renewable fuel supply or implementation of the requirement would severely harm the economy or environment of a state, a region or the U.S. In the third quarter of 2012, the governors of North Carolina and Arkansas as well as a number of livestock groups filed waiver requests with the EPA based on drought conditions. On August 20, 2012 the EPA asked for public comment on the need for an ethanol waiver. The agency has until November 13, 2012 to make a decision regarding the potential waiver. Our operations could be adversely impacted if a waiver is granted.

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

Our plants emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its final regulations on RFS II. We believe these final regulations grandfather our plants at their current operating capacity, though expansion of our plants will need to meet a threshold of a 20% reduction in GHG emissions from a 2005 baseline measurement for the ethanol over current capacity to be eligible for the RFS 2 mandate. The EPA issued its final rule on GHG emissions from stationary sources under the Clean Air Act in May 2010. These final rules may require us to apply for additional permits for our ethanol plants. In order to expand capacity at our plants, we may have to apply for additional permits, install advanced technology, or reduce drying of certain amounts of distillers grains. We may also be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with other future law or regulation. Compliance with future law or regulation of carbon dioxide, or if we choose to expand capacity at certain of our plants, compliance with then-current regulation of carbon dioxide, could be costly and may prevent us from operating our plants as profitably, which may have an adverse impact on our operations, cash flows and financial position.

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

There is a risk of foreign competition in the ethanol industry. Brazil is currently the second largest ethanol producer in the world. Brazil’s ethanol production is sugarcane based, as opposed to corn based, and has historically been less expensive to produce. Under RFS II, certain parties are obligated to meet an advanced biofuel standard calling for 2.0 billion gallons of biofuels in 2012. During 2012, sugarcane ethanol imported from Brazil has been one of the most economical means for obligated parties to meet this standard. Other foreign producers may be able to produce ethanol at lower input costs, including costs of feedstock, facilities and personnel, than we can.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares upon the vesting of restricted stock grants to satisfy payroll tax withholding obligations. No restricted stock vested during the third quarter of 2012 and therefore no shares were surrendered. On March 9, 2012, we repurchased 3.7 million shares of common stock for $37.2 million from a subsidiary of NTR plc, which was previously our largest shareholder. We do not have a share repurchase program and do not intend to retire the repurchased shares.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description

2.1

Asset Purchase Agreement among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Renewable Energy, Inc. and The Andersons, Inc. dated October 26, 2012 (Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed October 29, 2012)

3.1	Second Amended and Restated Bylaws of Green Plains Renewable Energy, Inc., dated August 14, 2012 (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed August 15, 2012)
10.1	Second Amendment to Amended and Restated Master Loan Agreement, dated September 28, 2012, by and among Green Plains Bluffton LLC and AgStar Financial Services, PCA
10.2

Fourth Amendment dated September 28, 2012 to the Credit Agreement, as amended, dated June 2, 2009, by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein

10.3

Fifth Amendment dated September 28, 2012 to the Credit Agreement, as amended, dated June 2, 2009, by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein

10.4	First Amendment to Amended and Restated Credit Agreement, dated October 16, 2012, by and between Green Plains Holdings II LLC and CoBank, ACB
10.5

Second Amendment to Credit Agreement, dated October 26, 2012, by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex, Inc., BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement

10.6	Amendment to the Master Loan Agreement, dated October 24, 2012, between Farm Credit Services of Mid-America, FLCA, Farm Credit Services of Mid-America, PCA and Green Plains Obion LLC
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from Green Plains Renewable Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 1, 2012	GREEN PLAINS RENEWABLE ENERGY, INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: November 1, 2012	By: /s/ Jerry L. Peters _ Jerry L. Peters Chief Financial Officer (Principal Financial Officer)

XBRL ONLY