Form 10-K
period 2012-12-31
Green Plains Renewable Energy, Inc.
filed 2013-02-15
CIK 1309402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐  No S

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes S  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes S  No ☐

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

Large accelerated filer ☐.      Accelerated filer S.      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No S

The aggregate market value of the Company’s voting common stock held by non-affiliates of the registrant as of June 29, 2012 (the last business day of the second quarter), based on the last sale price of the common stock on that date of $6.24, was approximately $155.9 million. For purposes of this calculation, executive officers, directors and holders of 10% or more of the registrant’s common stock are deemed to be affiliates of the registrant.

As of February 11, 2013, there were 30,102,595 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III herein. The Company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the period covered by this report on Form 10-K.

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

We are a leading, vertically-integrated producer, marketer and distributer of ethanol. We focus on generating stable operating margins through our diversified business segments and our risk management strategy. We believe that owning and operating assets throughout the ethanol value chain enables us to mitigate changes in commodity prices and differentiates us from companies focused only on ethanol production. Today, we have operations throughout the ethanol value chain, beginning upstream with our grain handling and storage operations, continuing through our ethanol, distillers grains and corn oil production operations and ending downstream with our ethanol marketing, distribution and blending facilities. Following is our visual presentation of the ethanol value chain:

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

We review our operations within the following four separate operating segments:

•

Ethanol Production.  We are North America’s fourth largest ethanol producer. We operate a total of nine ethanol plants in Indiana, Iowa, Michigan, Minnesota, Nebraska and Tennessee, with approximately 740 million gallons per year, or mmgy, of total ethanol production capacity. At capacity, these plants collectively consume approximately 265 million bushels of corn and produce approximately 2.1 million tons of distillers grains annually.

•

Corn Oil Production.  We operate corn oil extraction systems at all nine of our ethanol plants, with the capacity to produce approximately 155 million pounds annually. The corn oil systems are designed to extract non-edible corn oil from the whole stillage process immediately prior to production of distillers grains. Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides.

•

Agribusiness.  Within our bulk grain business, we have three grain elevators with approximately 5.8 million bushels of total storage capacity. Our ethanol production segment has approximately 11.0 million bushels of additional storage capacity at our ethanol plants. We believe our bulk grain business provides synergies with our ethanol production segment as it supplies a portion of the feedstock for our ethanol plants.

•

Marketing and Distribution.  Our in-house marketing business is responsible for the sales, marketing and distribution of all ethanol, distillers grains and corn oil produced at our nine ethanol plants. We also market and provide logistical services for ethanol and other commodities for third-party producers. Additionally, our wholly-owned subsidiary, BlendStar LLC, operates nine blending or terminaling facilities with approximately 846 mmgy of total throughput capacity in seven south central U.S. states.

In December 2012, we sold 12 grain elevators located in northwestern Iowa and western Tennessee consisting of approximately 32.6 million bushels of our grain storage capacity and all of our agronomy and retail petroleum operations. We believe the sale of assets, previously included in our agribusiness segment, represented an opportunity to maximize shareholder value. We will continue to participate in grain handling and storage activities through our remaining grain handling assets and future grain storage expansion at or near our ethanol plants.

We intend to continue to take a disciplined approach in evaluating new opportunities related to potential acquisition of additional ethanol plants by considering whether the plants fit within the design, engineering and geographic criteria we have developed. In our marketing and distribution segment, our strategy is to expand our marketing efforts by entering into new or renewal contracts with other ethanol producers. We also intend to pursue opportunities to develop or acquire additional grain elevators, specifically those located near our ethanol plants. We believe that owning additional grain handling and storage operations in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. We also plan to continue to grow our downstream access to customers and are actively seeking new marketing opportunities with other ethanol producers. We also own 49% interest in BioProcess Algae LLC, which was formed to commercialize advanced photo-bioreactor technologies for growing and harvesting algal biomass. We continue our support of the BioProcess Algae joint venture.

To optimize the value of our assets, we began utilizing a portion of our railcar fleet to transport crude oil for third parties and to lease railcars to other users. At the end of 2012, we had 632 railcars leased to other users.

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

Demonstrated Asset Acquisition and Integration Capabilities.  We have demonstrated the ability to make strategic acquisitions that we believe create synergies within our vertically-integrated platform. We believe acquiring and developing complementary businesses enhances our ability to mitigate risks. Our balance sheet allows us to be selective in that process. Since our inception, we have acquired or developed nine ethanol plants in addition to upstream grain handling and storage businesses and downstream blending and distribution businesses. We installed corn oil extraction technology at each of our ethanol plants to generate incremental returns from this value-added product. We believe these acquisitions and improvements have been successfully integrated into our business and have enhanced our overall returns.

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

Leading Vertically-Integrated Ethanol Producer.  We believe our operations throughout the ethanol value chain reduce our commodity and operating risks, and increase our pricing visibility and influence in key markets. Combined, we believe our agribusiness,  ethanol production, corn oil production, and marketing and distribution segments provide efficiencies across the ethanol value chain, from grain procurement to blending fuel. Our agribusiness operations help to reduce our supply risk by providing grain handling and storage capabilities.  We market and distribute approximately one billion gallons of internally-produced and third-party ethanol annually. Our corn oil systems are designed to extract non-edible corn oil that has multiple industrial uses. Our blending or terminaling facilities allow us to source, store, blend and distribute ethanol and biodiesel across multiple states.

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

Our Growth Strategy

We intend to continue our focus on strengthening and diversifying our vertically-integrated platform by implementing or further acting upon the following growth strategies:

Expand Marketing and Distribution Activities.  We plan to continue expanding our downstream access to customers and seeking opportunities to arbitrage markets with minimal risk allocation.  We currently participate in ethanol logistic, transload and splash blending services and have begun to expand the capacity of these facilities through organic growth. The expansion of our capacity will encourage the distribution of blended fuel. We believe that further growth of our distribution efforts will enable us to continue to capitalize on our vertically-integrated platform.

Develop or Acquire Strategically-Located Grain Storage.  We intend to pursue opportunities to develop or acquire additional grain elevators within the agribusiness segment, specifically those located near our ethanol plants. We also intend to increase the grain storage capacity at our ethanol plants to take advantage of our current infrastructure. We believe that owning additional grain storage in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. Since all of our plants are located within or near the corn belt where a number of competitors also have ethanol facilities, we believe that owning grain elevators provides us with a competitive advantage in the origination of corn.

Pursue Consolidation Opportunities within the Ethanol Industry.  We continue to focus on the potential acquisition of additional ethanol plants. In the past several years, we have been approached with opportunities to acquire existing ethanol plants. We believe those plants were available for a number of reasons including financial distress of a particular facility, a lack of operational expertise or a desire by existing owners to exit their original investment. We take a disciplined approach in evaluating new opportunities by considering whether the plants fit within the design, engineering and geographic criteria we have developed. We acquired one ethanol plant during 2011 that met our criteria. We believe that our integrated platform, plant operations experience and disciplined risk management approach give us the ability to generate favorable returns from our acquisitions.

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

Invest in Advanced Technology for Growing and Harvesting Algae.  We plan to continue our investment in the BioProcess Algae joint venture, which is focused on commercialization of advanced photo-bioreactor technologies for the growing and harvesting of algal biomass which can be used as high-quality feedstocks for human nutrition, pharmaceutical applications, animal feed and biofuels. We believe this technology has specific applications with facilities that emit carbon dioxide, including ethanol plants. Algae are currently grown in BioProcess Algae's Grower HarvesterTM reactors co-located with our Shenandoah, Iowa ethanol plant.

Ethanol Industry Overview

The ethanol industry has grown significantly over the past decade, with annual reported production increasing from 1.8 billion gallons in 2001 to 13.3 billion gallons in 2012, according to the U.S. Energy Information Administration, or EIA. According to Ethanol Producer Magazine, as of December 31, 2012, there were 218 ethanol plants within the United States, capable of producing 14.8 billion gallons of ethanol annually, as well as several new plants that were under construction or expanding their capacity. We believe ethanol, as a proportion of total transportation fuels, will continue to experience consistent, to possibly increased, demand in the United States due to a continuing focus on reducing reliance on petroleum-based transportation fuels. Contributing factors include high and volatile oil prices, heightened environmental concerns, and energy independence and national security concerns. We believe ethanol’s environmental benefits, ability to improve gasoline performance, fuel supply extender capabilities, attractive production economics and favorable government incentives could enable ethanol to comprise an increasingly larger portion of the U.S. fuel supply as more fully described below:

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

•

Octane Enhancer.  Ethanol, with an octane rating of 113, is used to increase the octane value of gasoline with which it is blended, thereby improving engine performance. It is used as an octane enhancer both for producing regular grade gasoline from lower octane blending stocks and for upgrading regular gasoline to premium grades. The domestic gasoline market continues to evolve as refiners are producing more conventional blendstocks for oxygenate blending, or CBOB. According to data gathered by the EIA, CBOB represents approximately 85% of total conventional gasoline sold in 2012. CBOB is an 84 octane sub-grade gasoline, which requires ethanol or other octane sources to meet the minimum octane rating requirements for the U.S. gasoline market. Ethanol has become the primary additive used by refiners to increase octane levels.

•

Fuel Stock Extender.  Ethanol is a valuable blend component that is used by refiners in the United States to extend fuel supplies. According to the EIA, from 2001 to 2012, ethanol as a component of the United States gasoline supply has grown from 1.4% to 10.0%. In 2012 alone, ethanol replaced the need for approximately 316 million barrels of oil in the United States.

•

E15 Blending Waiver.    Through a series of decisions beginning in October 2010, the U.S. Environmental Protection Agency, or EPA, has granted a waiver for the use of up to 15% ethanol blended with gasoline, or E15, in model year 2001 and newer passenger vehicles, including cars, SUVs and light pickup trucks. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends. The nation’s first retail E15 ethanol blends were sold in July 2012. As of December 31, 2012, the EPA had reported 79 fuel manufacturers that were registered to sell E15.

•

Mandated Use of Renewable Fuels.  The growth in ethanol usage has also been supported by legislative requirements dictating the use of renewable fuels, including ethanol. The Energy Independence and Security Act of 2007, confirmed by the EPA regulations on the Renewable Fuel Standard, or RFS II, issued in February 2010 mandated a minimum usage of corn-derived renewable fuels of 12.0 billion gallons in 2010, increasing annually by 0.6 million gallons to 15.0 billion gallons in 2015.

•

Net Ethanol Exports.  The United States has a  long history as a net importer of ethanol. According to the U.S. Department of Agriculture, or USDA, Brazil has historically been the world’s low-cost supplier of ethanol. However, the USDA stated that in 2010, the United States became the global low-cost ethanol producer, generating a trade surplus of $556.0 million. According to the EIA, U.S. ethanol exports in 2011 and 2012 of approximately 1.2 billion gallons and 725 million gallons, respectively, exceeded imports of 174 million gallons and 533 million gallons, respectively.

Our Operating Segments

Ethanol Production Segment

We have the capacity to produce approximately 740 mmgy of ethanol within our ethanol production segment. Our plants use a dry mill process to produce ethanol and co-products such as wet, modified wet or dried distillers grains. Processing at full capacity, our plants consume approximately 265 million bushels of corn and produce approximately 2.1 million tons of distillers grains annually. We operate all of our ethanol plants through wholly-owned operating subsidiaries. A summary of these plants is outlined below:

Plant	Plant Production Capacity (mmgy)	Start or Acquisition Date	Technology	Land Owned (acres)	On-Site Corn Storage Capacity (bushels)	On-Site Ethanol Storage Capacity (gallons)
Bluffton, Indiana	120	Sept. 2008	ICM	420	2,040,000	2,800,000
Central City, Nebraska(1)	100	July 2009	ICM	40	1,200,000	2,250,000
Fergus Falls, Minnesota(1)	60	Mar. 2011	Delta-T	114	1,325,000	2,000,000
Lakota, Iowa(1)	100	Oct. 2010	ICM/Lurgi	93	1,410,000	2,500,000
Obion, Tennessee(2)	120	Nov. 2008	ICM	230	2,100,000	2,894,000
Ord, Nebraska(1)	55	July 2009	ICM	170	400,000	1,500,000
Riga, Michigan(1)	60	Oct. 2010	Delta-T	138	1,525,000	1,239,000
Shenandoah, Iowa	65	Aug. 2007	ICM	123	500,000	1,500,000
Superior, Iowa	60	July 2008	Delta-T	238	525,000	1,226,000

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

Our corn supply is obtained primarily from local markets. We utilize cash and forward purchase contracts with grain producers and elevators for the physical delivery of corn to our plants. At our Iowa (except Lakota), Minnesota, Nebraska and Tennessee plants, we maintain relationships with local farmers, grain elevators and cooperatives which serve as our primary sources of grain feedstock. Most farmers in the areas where our plants are located have stored their corn in their own storage facilities, which allows us to purchase much of the corn needed to supply our plants directly from farmers throughout the year. At our Indiana, Michigan and Lakota, Iowa plants, we have contracted with third-party grain originators to supply all of our corn requirements for ethanol production. These contracts terminate between September 2013 and September 2015. Each of our plants is also situated on rail lines that we can use to receive corn from other regions of the country, if local corn supplies are insufficient.

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

Agribusiness Segment

We operate our agribusiness segment primarily through our wholly-owned subsidiary, Green Plains Grain Company LLC, which is a bulk grain business.  We own and operate grain elevators in Essex, Iowa, Hopkins, Missouri and St. Edward, Nebraska, with grain storage capacities of approximately 1.9 million, 2.0 million and 1.9 million bushels, respectively.  We buy bulk grain, primarily corn and soybeans, from area producers and provide grain drying and storage services to those producers. The grain is then sold to grain processing companies and area livestock producers. These bulk grain commodities are readily traded on commodity exchanges and inventory values are affected by market changes and spreads. In an attempt to reduce risk due to market fluctuations from purchase and sale commitments, we enter into exchange-traded futures and options contracts designed to serve as economic hedges. We believe our agribusiness operations increase our operational efficiency, reduce commodity price and supply risks, and diversify our revenue streams.

Seasonality is present within our agribusiness operations. The fall harvest period generally results in higher revenues and stronger financial results for this segment during the fourth quarter.

Marketing and Distribution Segment

We have an in-house marketing business responsible for the sale, marketing and distribution of all ethanol, distillers grains and corn oil produced at our nine ethanol plants. We also market and provide logistical services for ethanol and other commodities for third-party ethanol producers. Additionally, our wholly-owned subsidiary, BlendStar LLC, operates nine blending or terminaling facilities, with approximately 846 mmgy of total throughput capacity, allowing us to source, store, blend and distribute biodiesel and ethanol, including our production and that of other producers, across multiple states.

Marketing

We market our ethanol and that of a third-party producer to many different customers on a local, regional and national basis. In addition, we purchase ethanol from other independent producers to realize price arbitrages that may exist. To achieve the best prices for the ethanol that we market, we sell into local, regional and national markets under sales agreements with integrated energy companies, jobbers, retailers, traders and resellers. Under these agreements, ethanol is priced under fixed and indexed pricing arrangements. Local markets are the easiest to service because of their close proximity to the related production facility. Deliveries to the majority of the local markets, within 150 miles of the plants, are generally transported by truck, and deliveries to more distant markets are shipped by rail using major U.S. rail carriers.

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

Transportation and Delivery

To meet the challenge of marketing ethanol and distillers grains to diverse market segments, five of our plants have extensive rail siding capable of handling more than 150 railcars at their production facilities and the other four plants have rail siding that can accommodate approximately 90 railcars at their locations. At certain of our locations, we have large loop tracks which enable loading of unit trains of both ethanol and dried distillers grains, as well as spurs connecting the site’s rail loop to the railroad mainline or spurs that allow movement and storage of railcars on-site. These rail lines allow us to sell our products to various regional and national markets. The rail providers for our ethanol plants can switch cars to most of the other major railroads, allowing the plants to ship ethanol and distillers grains throughout the United States. Our railcar fleet is comprised of approximately 1,626 leased tank cars for the transportation of ethanol and approximately 719 leased hopper cars for the transportation of distillers grains. The lease contract terms range from approximately six months to ten years. We seek to optimize the utilization of our rail assets, including potential use for transportation of products other than ethanol and distillers grains, depending on market opportunities. To optimize the value of our assets, we began utilizing a portion of our railcar fleet to transport crude oil for third parties and to lease railcars to other users. At December 31, 2012, we had 632 railcars leased to other users.

Ethanol Blending and Distribution

We own and operate biofuel holding tanks and terminals, and provide terminaling, splash blending and logistics solutions through our wholly-owned subsidiary, BlendStar LLC, to markets that currently do not have efficient access to renewable fuels. BlendStar operates blending and terminaling facilities at one owned and eight leased locations on approximately 19 acres in seven states with a combined total storage capacity of approximately 7.6 million gallons and throughput capacity of approximately 846 mmgy. The BlendStar facilities are summarized below:

	Storage Capacity	Throughput Capacity
Facility Location	(gallons)	(mmgy)
Birmingham, Alabama - Unit Train Terminal	6,720,000	300
Birmingham, Alabama - Other	120,000	72
Little Rock, Arkansas	30,000	36
Louisville, Kentucky	60,000	30
Bossier City, Louisiana	180,000	60
Collins, Mississippi	180,000	180
Oklahoma City, Oklahoma	150,000	84
Tulsa, Oklahoma	-	24
Nashville, Tennessee	160,000	60

In December 2012, we completed construction and began operations at a 96-car unit train terminal in Birmingham, Alabama. The new terminal is served by the BNSF Railway and has a throughput capacity of 300 million gallons of ethanol annually.

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

Recent Acquisition and Disposition Activity

In April 2010, we acquired agribusiness operations in western Tennessee which included five grain elevators with federally licensed grain storage capacity of 11.7 million bushels. The five grain elevators and other assets acquired were included in our agribusiness segment prior to their sale in December 2012.

In October 2010, we acquired Global Ethanol, LLC, which owned ethanol plants in Lakota, Iowa and Riga, Michigan.  These plants, which are part of our ethanol production segment and have production capacity totaling approximately 160 mmgy, were acquired to add to our overall ethanol, distillers grains and corn oil production.

In March 2011, we acquired an ethanol plant and certain other assets near Fergus Falls, Minnesota. The plant, which is part of our ethanol production segment, has production capacity of approximately 60 mmgy, adding to our ethanol, distillers grains and corn oil production. We are constructing 0.6 million bushels of additional grain storage capacity at the plant with completion expected in 2013.

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

In December 2012, we sold 12 grain elevators located in northwestern Iowa and western Tennessee. The sale of assets, previously included in our agribusiness segment, consisted of approximately 32.6 million bushels of our grain storage capacity and all of our agronomy and retail petroleum operations.

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

In June 2012, BioProcess Algae and a subsidiary of Bioseutica BV, a leading producer of highly purified pharmaceutical-grade Omega-3 fatty acids, entered into a commercial supply agreement for the production of EPA-rich Omega-3 oils for use in concentrated EPA products for nutritional and/or pharmaceutical applications. BioProcess Algae continues to explore additional potential algae markets including animal feeds, nutraceuticals and biofuels.

BioProcess Algae initiated Phase III and broke ground on a five-acre algae farm at the Shenandoah ethanol plant in the first quarter of 2012. Construction is complete on approximately three acres of the algae farm and the facilities were inoculated with algae in October 2012. Construction of Phase IV, involving an additional 4.25 acres of reactors and a new downstream processing facility has begun with completion expected in September 2013.  If we and the other BioProcess Algae members determine that the venture can achieve the desired economic performance from Phases III and IV, a larger build-out, possibly as large as 200 to 400 acres, of Grower Harvester reactors at the Shenandoah ethanol plant will be considered. Such a build-out may be completed in stages and could take up to two years to complete. Funding for BioProcess Algae for such a project would come from a variety of sources including current partners, new equity investors, debt financing or a combination thereof.

Our Competition

Domestic Ethanol Competitors

We compete with numerous other ethanol producers located throughout the United States, several of which have much greater resources, in the sales of ethanol and distillers grains. In 2012, the three largest ethanol producers in North America were Archer-Daniels-Midland Company, POET, LLC and Valero Energy Corporation. We believe that our principal competitors’ expected managed production capacity and ethanol marketed ranges between approximately 200 mmgy and approximately 1,800 mmgy. Based on production capacity as reported by Ethanol Producer Magazine, we believe we are the fourth largest ethanol producer in North America. According to Ethanol Producer Magazine, as of December 31, 2012, there were 218 ethanol-producing plants within the United States, capable of producing 14.8 billion gallons of ethanol annually, as well as several new plants that were under construction or expanding their capacity. The industry typically does not operate at 100% of capacity with historical rates of annual production to available plant capacity averaging in the high 80 percent to the low 90 percent range.

Competition for corn supply from other ethanol plants and other corn consumers exists in all areas and regions in which our plants operate. According to Ethanol Producer Magazine, as of December 31, 2012, the states of Iowa, Indiana, Michigan, Minnesota, Nebraska and Tennessee had a total of 110 operational ethanol plants. The state of Iowa had 42 operational ethanol plants concentrated, for the most part, in the northern and central regions of the state where a majority of the corn is produced. The state of Nebraska had 25 operational ethanol plants.

Foreign Ethanol Competitors

We also face competition from foreign producers of ethanol and such competition may increase significantly in the future. Large international companies have developed, or are developing, increased foreign ethanol production capacities. Brazil is the world’s second largest ethanol producer. Brazil’s ethanol production is sugarcane based, as opposed to corn based, and has historically been less expensive to produce. Under RFS II, certain parties were obligated to meet an advanced biofuel standard calling for 2.0 billion gallons of biofuels in 2012. During 2012, sugarcane ethanol imported from Brazil totaling approximately 530 million gallons has been one of the most economical means for obligated parties to meet this standard.

Other Competition

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies. Ethanol production technologies continue to evolve, and changes are expected to occur primarily in the area of ethanol made from cellulose obtained from other sources of biomass such as switchgrass or fast-growing poplar trees. Because our plants are designed as single-feedstock facilities, we have limited ability to adapt the plants to a different feedstock or process system without additional capital investment and retooling.

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

Under the provisions of the Energy Independence and Security Act, the EPA has the authority to waive the mandated RFS II requirements in whole or in part. To grant the waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that one of two conditions has been met: (1) there is inadequate domestic renewable fuel supply or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. In the third quarter of 2012, several waiver requests were filed with the EPA based on drought conditions, which were subsequently denied by the EPA.

To further drive growth in the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. In October 2010, the EPA granted a partial waiver for E15 for use in model year 2007 and newer model passenger vehicles, including cars, SUVs and light pickup trucks. In January 2011, the EPA granted a second partial waiver for E15 for use in model year 2001 through 2006 passenger vehicles. On February 17, 2012, the EPA announced that evaluation of the health effects tests on E15 are complete and that fuel manufacturers are now able to register E15 with the EPA to sell. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends. The nation’s first retail E15 ethanol blends were sold in July 2012. According to the EPA, as of December 31, 2012, 79 fuel manufacturers were registered to sell E15. Approximately 72% of the passenger vehicles in service would be eligible to use E15.

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

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Reform Act, which, among other things, aims to improve transparency and accountability in derivative markets. While the Reform Act increases the regulatory authority of the Commodity Futures Trading Commission, or CFTC, regarding over-the-counter derivatives, there is uncertainty on several issues related to market clearing, definitions of market participants, reporting, and capital requirements. While some of the details have been addressed in CFTC regulations, others remain and at this time we do not anticipate any material impact to our risk management strategy.

Environmental and Other Regulation

Our ethanol production and agribusiness activities are subject to environmental and other regulations. We obtain environmental permits to construct and operate our ethanol plants.

Ethanol production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. In February 2010, the EPA released its final regulations on the Renewable Fuels Standard, or RFS II.  We believe these final regulations grandfather our plants at their current operating capacity, though expansion of our plants will need to meet a  threshold of a 20% reduction in greenhouse gas, or GHG emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS II mandate. In order to expand capacity at our plants, we may be required to obtain additional permits, install advanced technology, or reduce drying of certain amounts of distillers grains.

Separately, the California Air Resources Board, or CARB, has adopted a Low Carbon Fuel Standard, or LCFS, requiring a 10% reduction in average carbon intensity of gasoline and diesel transportation fuels from 2010 to 2020.  After a series of rulings that temporarily prevented CARB from enforcing these regulations, the State of California Office of Administrative Law approved the LCFS on November 26, 2012, and revised LCFS regulations take effect in January 2013. An Indirect Land Use Change, or ILUC, component is included in this lifecycle GHG emissions calculation which may have an adverse impact on the market for corn-based ethanol in California. CARB has stated that in 2013 it plans to revise the ILUC and the annual standards related to ethanol that is produced from corn or sugarcane to reflect the lower carbon intensity of ethanol in the 10% blends used during the 2010 baseline year.

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

Employees

As of December 31, 2012, we had 529 full-time, part-time and temporary or seasonal employees. At that date, we employed 86 people, including 42 employees of our subsidiary, Green Plains Trade Group LLC, at our corporate office in Omaha, 20 employees at our agribusiness operations, 6 employees at BlendStar and the remainder at our nine ethanol plants.

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

Ethanol is marketed as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of the gasoline with which it is blended and, to a lesser extent, as a gasoline substitute. As a result, ethanol prices are influenced by the supply of and demand for gasoline. Our results of operations may be materially harmed if the demand for, or the price of, gasoline decreases. Market prices for ethanol produced in the U.S. are also influenced by the supply of and demand for imported ethanol. Imported ethanol is not subject to an import tariff and under RFS II sugarcane ethanol imported from Brazil has been one of the most economical means for obligated parties to meet an advanced biofuel standard.

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

Corn Oil.  Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides. Corn oil is generally marketed as a feedstock for biodiesel and, therefore, the price of corn oil is affected by demand for biodiesel. In general, corn oil prices follow the same price trends as heating oil and soybean oil. If the price for corn oil fluctuates, it may have an adverse effect on our business.

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

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The RFS II mandate level for conventional biofuels for 2013 of 13.8 billion gallons approximates current domestic production levels. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS II mandate. Any significant increase in production capacity beyond the RFS II mandated level might have an adverse impact on ethanol prices.

Additionally, under the provisions of the Energy Independence and Security Act, the EPA has the authority to waive the mandated RFS II requirements in whole or in part. To grant the waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that one of two conditions has been met: (1) there is inadequate domestic renewable fuel supply or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. In the third quarter of 2012, the governors of North Carolina and Arkansas, as well as a number of livestock groups, filed waiver requests with the EPA based on drought conditions. In November 2012, the agency decided not to grant the requested waiver. Our operations could be adversely impacted if a waiver is requested and granted in the future.

The RFS Flexibility Act was introduced on October 5, 2011 in the U.S. House of Representatives to reduce or eliminate the volumes of renewable fuel use required by the RFS II mandate based upon corn stocks-to-use ratios. The Domestic Alternative Fuels Act of 2012 was introduced on January 18, 2012 in the U.S. House of Representatives to modify the RFS II mandate to include ethanol and other fuels produced from fossil fuels like coal and natural gas. Due to drought conditions in 2012, the possibility of further legislation aimed at reducing or eliminating the renewable fuel use required by the RFS II mandate may also be heightened. We believe the RFS II mandate is a significant component of national energy policy that reduces dependence on foreign oil by the United States. Our operations could be adversely impacted if the RFS Flexibility Act or the Domestic Alternative Fuels Act of 2012 are enacted.

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

Future demand for ethanol is uncertain and may be affected by changes to federal mandates, public perception, consumer acceptance and overall consumer demand for transportation fuel, any of which could negatively affect demand for ethanol and our results of operations.

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

Beyond the federal mandates, there are limited markets for ethanol. Discretionary blending and E85 blending are important secondary markets. Discretionary blending is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. Also, the demand for ethanol is affected by the overall demand for transportation fuel, which peaked in 2007 and has been declining steadily since then. Demand for transportation fuel is affected by the number of miles traveled by consumers and the fuel economy of vehicles. Market acceptance of E15 may partially offset the effects of decreases in transportation fuel demand.  A reduction in the demand for our products may depress the value of our products, erode our margins, and reduce our ability to generate revenue or to operate profitably. Consumer acceptance of E15 and E85 fuels is needed before ethanol can achieve any significant growth in market share.

Increased federal support of cellulosic ethanol may result in reduced incentives to corn-derived ethanol producers.

Recent legislation, such as the American Recovery and Reinvestment Act of 2009 and the Energy Independence and Security Act of 2007, provides numerous funding opportunities in support of cellulosic ethanol, which is obtained from other sources of biomass such as switchgrass and fast growing poplar trees. In addition, the RFS II mandates an increasing level of production of biofuels that are not derived from corn. Federal policies suggest a long-term political preference for cellulosic processes using alternative feedstocks such as switchgrass, silage, wood chips or other forms of biomass. Cellulosic ethanol may have a smaller carbon footprint because the feedstock does not require energy-intensive fertilizers and industrial production processes. Additionally, cellulosic ethanol is favored because it is unlikely that foodstuff is being diverted from the market. Several cellulosic ethanol plants are under development. As research and development programs persist, there is the risk that cellulosic ethanol could displace corn ethanol. In addition, any replacement of federal incentives from corn-based to cellulosic-based ethanol production may reduce our profitability.

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

Our plants emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its final regulations on RFS II. We believe these final regulations grandfather our plants at their current operating capacity, though expansion of our plants will need to meet a threshold of a 20% reduction in GHG emissions from a 2005 baseline measurement for the ethanol over current capacity to be eligible for the RFS II mandate. The EPA issued its final rule on GHG emissions from stationary sources under the Clean Air Act in May 2010.

Separately, CARB has adopted a LCFS requiring a 10% reduction in average carbon intensity of gasoline and diesel transportation fuels from 2010 to 2020.  After a series of rulings that temporarily prevented CARB from enforcing these regulations, the State of California Office of Administrative Law approved the LCFS on November 26, 2012, and revised LCFS regulations take effect in January 2013. An ILUC component is included in this lifecycle GHG emissions calculation which may have an adverse impact on the market for corn-based ethanol in California. CARB has stated that in 2013 it plans to revise the ILUC and the annual standards related to ethanol that is produced from corn or sugarcane to reflect the lower carbon intensity of ethanol in the 10% blends used during the 2010 baseline year.

These federal and state regulations may require us to apply for additional permits for our ethanol plants. In order to expand capacity at our plants, we may have to apply for additional permits, install advanced technology, or reduce drying of certain amounts of distillers grains. We may also be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with other future law or regulation. Compliance with future law or regulation of carbon dioxide, or if we choose to expand capacity at certain of our plants, compliance with then-current regulation of carbon dioxide, could be costly and may prevent us from operating our plants as profitably, which may have an adverse impact on our operations, cash flows and financial position.

Our agribusiness operations are subject to significant governmental and private sector regulations.

Our agribusiness operations are subject to government regulation and regulation by certain private sector associations, compliance with which can impose significant costs on our business. Failure to comply with such regulations can result in additional costs, fines or criminal action. Production levels, markets and prices of the grains we merchandise are affected by federal government programs, which include acreage control and price support programs of the USDA. In addition, grain that we sell must conform to official grade standards imposed by the USDA. Other examples of government policies that can have an impact on our business include tariffs, duties, subsidies, import and export restrictions and outright embargos. Changes in government policies and producer supports may impact the amount and type of grains planted, which in turn, may impact our ability to buy grain in our market region. A  portion of our grain sales may be to exporters. Therefore, the imposition of export restrictions or tariffs could limit our sales opportunities.

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

Fixed-price purchase obligations and carrying grain inventories subject us to the risk of market price fluctuations for periods of time between the time of purchase and final sale. Weather, economic, political, environmental and technological conditions and developments, both local and worldwide, as well as other factors beyond our control, can affect the supply and demand of these commodities and expose them to liquidity pressures due to rapidly rising or falling market prices. Changes in the supply and demand of these commodities can also affect the value of inventories held for resale. Fluctuating costs of grain inventory could decrease operating margins and adversely affect profitability of the agribusiness segment.

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

As of December 31, 2012, our total debt was $663.3 million. Our level of debt could have significant consequences to our shareholders, including the following:

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

Some ethanol producers have faced financial distress, culminating with bankruptcy filings by several companies over the past five years. This, in combination with continued volatility in the capital markets has resulted in reduced availability of capital for the ethanol industry generally. Construction of our plants and anticipated levels of required working capital were funded under long-term credit facilities. Increases in liquidity requirements could occur due to, for example, increased commodity prices. Our operating cash flow is dependent on our ability to profitably operate our businesses and overall commodity market conditions. In addition, we may need to raise additional financing to fund growth of our businesses. In this market environment, we may experience limited access to incremental financing. This could cause us to defer or cancel growth projects, reduce our business activity or, if we are unable to meet our debt repayment schedules, cause a default in our existing debt agreements. These events could have an adverse effect on our operations and financial position.

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

We operate in a very competitive environment. The ethanol industry is primarily comprised of smaller entities that engage exclusively in ethanol production and large integrated grain companies that produce ethanol along with their base grain businesses. We face competition for capital, labor, corn and other resources from these companies. Until recently, oil companies, petrochemical refiners and gasoline retailers have not been engaged in ethanol production to a large extent. These companies, however, form the primary distribution networks for marketing ethanol through blended gasoline. During the past five years,  several large oil companies have entered the ethanol production market. If these companies increase their ethanol plant ownership or other oil companies seek to engage in direct ethanol production, there will be less of a need to purchase ethanol from independent ethanol producers like us. Such a structural change in the market could result in an adverse effect on our operations, cash flows and financial position.

We operate in a highly competitive industry.

In the United States, we compete with other corn processors and refiners, including Archer-Daniels-Midland Company, POET, LLC and Valero Energy Corporation. Some of our competitors are divisions of larger enterprises and have greater financial resources than we do. Although some of our competitors are larger than we are, we also have many smaller competitors. Farm cooperatives comprised of groups of individual farmers have been able to compete successfully. As of December 31, 2012, the top ten domestic producers accounted for approximately 48.7% of all production, with production capacities ranging from approximately 200 mmgy to 1,800 mmgy. If our competitors consolidate or otherwise grow and we are unable to similarly increase our size and scope, our business and prospects may be significantly and adversely affected.

Our competitors also include plants owned by farmers who earn their livelihood through the sale of corn and competitors whose primary business is oil refining and retail gasoline sales. These competitors may continue to operate their plants when market conditions are uneconomic due to benefits realized in other operations.

Depending on commodity prices, foreign producers may produce ethanol at a lower cost than we can, which may result in lower ethanol prices which would adversely affect our financial results.

There is a risk of foreign competition in the ethanol industry. Brazil is currently the second largest ethanol producer in the world. Brazil’s ethanol production is sugarcane based, as opposed to corn based, and, depending on feedstock prices, may be less expensive to produce. Under RFS II, certain parties were obligated to meet an advanced biofuel standard calling for 2.0 billion gallons of biofuels in 2012. During 2012, sugarcane ethanol imported from Brazil has been one of the most economical means for obligated parties to meet this standard. The advanced biofuel standard increases to 2.75 billion gallons for 2013. Other foreign producers may be able to produce ethanol at lower input costs, including costs of feedstock, facilities and personnel, than we can.

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

We have 49% ownership in a joint venture that is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities. The algae produced have the potential to be used for high-quality feedstocks for human nutrition, pharmaceutical applications, animal feed and biofuels, but our current primary focus is on efficiently growing and developing primary markets for algae on a large scale. We believe this technology has specific applications with facilities that emit carbon dioxide, including ethanol plants. We may fail to realize the expected benefits of capturing carbon dioxide to grow and harvest algae as acceptable production rates, operating costs, capital requirements and product market prices may not be achieved.

We have had a history of operating losses and may incur future operating losses.

We incurred operating losses from 2006 to 2008, as well as during the first three quarters of 2012, and may incur operating losses in the future, which could be substantial. Although we have had periods of sustained profitability, we may not be able to maintain or increase profitability on a quarterly or annual basis, which could result in a decrease in the trading price of our common stock.

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

If we produce or purchase ethanol, distillers grains or corn oil that does not meet the specifications defined by our sales contract, we may be subject to quality claims requiring us to refund the purchase price of any non-conforming product or replace any non-conforming product at our expense.  We may be forced to purchase replacement quantities of ethanol, distillers grains or corn oil at higher prices to fulfill these contractual obligations. In addition, ethanol, distillers grains or corn oil purchased from other producers, including producers that we provide marketing and distribution services for, and subsequently sold to others may result in similar claims if the product does not meet applicable contract specifications.

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

Under our third-party marketing agreement, we purchase all of a third-party producer’s ethanol production. In turn, we sell the ethanol in various markets for future deliveries. Under this marketing agreement, the third-party producer is not obligated to produce any minimum amount of ethanol and we cannot assure you that we will receive the full amount of ethanol that this third-party plant is expected to produce. The interruption or curtailment of production by this third-party producer for any reason could cause us to be unable to deliver quantities of ethanol sold under the contract. As a result, we may be forced to purchase replacement quantities of ethanol at higher prices to fulfill this contractual obligation. However, these recoveries would be dependent on our third-party producer’s ability to pay, and in the event they were unable to pay, our profitability could be materially and adversely impacted.

We are exposed to potential business disruption from factors outside our control, including natural disasters, seasonality, severe weather conditions, accidents, and unforeseen operational failures due to faulty construction design or other factors, any of which could adversely affect our cash flows and operating results.

Potential business disruption in available transportation due to natural disasters, significant track damage resulting from a train derailment, or strikes by our transportation providers could result in delays in procuring and supplying raw materials to our ethanol or grain facilities, or transporting ethanol and distillers grains to our customers. We also run the risk of unforeseen operational issues, due to faulty construction design or other factors, that may result in an extended facility shutdown. Such business disruptions would cause the normal course of our business operations to stall and may result in our inability to meet customer demand or contract delivery requirements, as well as the potential loss of customers.

Many of our grain business activities, as well as corn procurement for our ethanol plants, are dependent on weather conditions. Adverse weather may result in a reduction in grain harvests caused by inadequate or excessive amounts of rain during the growing season, or by overly wet conditions, an early freeze or snowy weather during the harvest season. Additionally, corn stored in an open pile may become damaged by too much rain and warm weather before the corn is dried, shipped, consumed or moved into a storage structure.

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

Ethanol Production Segment

As detailed in our discussion of the ethanol production segment, we own a total of 1,566 acres of land in nine locations with a combined plant production capacity of 740 mmgy. We also lease 129 acres of land near our Obion plant. We believe that the property owned and leased at the sites of our nine ethanol plants will be adequate to accommodate our current needs, as well as potential expansion, at those sites.

Agribusiness Segment

We own approximately 11 acres of land at our grain elevator in Essex, Iowa, with grain storage capacity of approximately 1.9 million bushels at this site. We also own approximately 5.1 acres of land in Hopkins, Missouri with licensed grain storage capacity of approximately 2.0 million bushels. We own approximately 5.8 acres of land in St. Edward,

Nebraska with grain storage capacity of approximately 1.9 million bushels. We believe that the property owned will be adequate to accommodate our current needs, as well as potential expansion, at those sites.

Marketing and Distribution Segment

Our ethanol, distillers grains and corn oil marketing operations are located at our corporate office, which is discussed above. BlendStar owns nine acres and leases approximately 19 acres of land in ten locations in seven south central U.S. states, as disclosed in Item 1 – Business, for its blending and terminaling operations. We believe that the property owned and leased at the locations will be adequate to accommodate our current needs, as well as potential expansion.

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

Year Ended December 31, 2012	High	Low
Three months ended December 31, 2012 (1)	$8.42	$5.59
Three months ended September 30, 2012	6.50	3.57
Three months ended June 30, 2012	10.95	6.13
Three months ended March 31, 2012	12.00	9.60

Year Ended December 31, 2011	High	Low
Three months ended December 31, 2011	$11.48	$8.34
Three months ended September 30, 2011	12.06	9.06
Three months ended June 30, 2011	12.80	9.87
Three months ended March 31, 2011	13.00	10.97
(1) The closing price of our common stock on December 31, 2012 was $7.91.

Holders of Record

As of December 31, 2012, as reported to us by our transfer agent, there were 2,821 holders of record of our common stock, not including beneficial holders whose shares are held in names other than their own. This figure does not include approximately 22.5 million shares held in depository trusts.

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

Issuer Purchases of Equity Securities

Employees generally surrender shares upon the vesting of restricted stock grants to satisfy payroll tax withholding obligations. No shares were surrendered during the fourth quarter of 2012. On March 9, 2012, we repurchased 3.7 million shares of common stock for $37.2 million from a subsidiary of NTR plc, which was previously our largest shareholder. We do not have a share repurchase program and do not intend to retire the repurchased shares.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

Refer to Part III, Item 12, contained herein, for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph

The following line-graph compares our cumulative stockholder return on an indexed basis with the NASDAQ Composite Index (IXIC) and the NASDAQ Clean Edge Green Energy Index (CELS) for the 13-month period ended December 31, 2008, and for the years ended December 31, 2009, 2010, 2011 and 2012. The graph assumes that the value of the investment in our common stock and each index was $100 at November 30, 2007, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Green Plains Renewable Energy, the NASDAQ Composite Index,
and the NASDAQ Clean Edge Green Energy Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
11/30/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Green Plains Renewable Energy
NASDAQ Composite
NASDAQ Clean Edge Green Energy

*$100 invested on 11/30/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	11/07	12/08	12/09	12/10	12/11	12/12
Green Plains Renewable Energy, Inc.	$100.00	$18.40	$148.70	$112.60	$97.60	$79.10
NASDAQ Composite	100.00	58.69	81.77	96.75	98.05	110.14
NASDAQ Clean Edge Green Energy	100.00	31.44	104.28	95.97	40.43	35.76

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

Item 6.  Selected Financial Data.

The following selected financial data have been derived from our consolidated financial statements. The statement of operations data for the years ended December 31, 2012, 2011 and 2010, and the balance sheet data as of December 31, 2012 and 2011 are derived from and should be read in conjunction with our audited consolidated financial statements, including accompanying notes, included elsewhere in this report. The statement of operations data for the year ended December 31, 2009 and the nine-month transition period ended December 31, 2008, and the balance sheet data as of December 31, 2010, December 31, 2009 and December 31, 2008 were derived from our audited consolidated financial statements not included in this report, which also contain a description of a number of matters that materially affect the comparability of the periods presented. The data should be read together with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report. The financial information below is not necessarily indicative of results to be expected for any future period. Future results could differ materially from historical results due to many factors, including those discussed in Item 1A – Risk Factors of this report.

					Nine-Month
					Transition
					Period Ended
	Year Ended December 31,				December 31,
	2012	2011	2010	2009	2008 (1)
Statement of Operations Data:
(in thousands, except per share information)
Revenues	$3,476,870	$3,553,712	$2,133,922	$1,305,793	$188,758
Cost of goods sold	3,380,099	3,381,480	1,981,396	1,221,745	175,444
Gross profit	96,771	172,232	152,526	84,048	13,314
Selling, general and administrative expenses	(79,019)	(73,219)	(60,475)	(44,923)	(18,467)
Gain on disposal of assets (2)	47,133	-	-	-	-
Operating income (loss)	64,885	99,013	92,051	39,125	(5,153)
Total other expense	(39,729)	(37,114)	(26,000)	(18,880)	(2,896)
Net income (loss)	11,763	38,213	48,162	20,154	(8,049)
Net income (loss) attributable to Green Plains	11,779	38,418	48,012	19,790	(6,897)

Earnings (loss) per share attributable to Green
Plains:
Basic	$0.39	$1.09	$1.55	$0.79	$(0.56)
Diluted	$0.39	$1.01	$1.51	$0.79	$(0.56)

Other Data:
EBITDA (unaudited and in thousands) (3)	$115,505	$148,620	$129,550	$67,707	$601

	December 31,
Balance Sheet Data (in thousands):	2012	2011	2010	2009	2008
Cash and cash equivalents	$254,289	$174,988	$233,205	$89,779	$62,294
Current assets	568,035	576,420	606,686	252,446	190,797
Total assets	1,349,734	1,420,828	1,397,779	878,081	693,263
Current liabilities	432,384	360,965	342,503	174,332	108,446
Long-term debt	362,549	493,407	527,900	388,573	299,011
Total liabilities	859,232	915,471	900,137	567,373	413,278
Stockholders' equity	490,502	505,357	497,642	310,708	279,985

(1) The October 15, 2008 merger with VBV, LLC was accounted for as a reverse acquisition.  Although VBV was considered the acquiring entity for accounting purposes, the merger was structured so that VBV became our wholly-owned subsidiary. As a result, our assets and liabilities as of October 15, 2008, the date of the merger closing, were incorporated into VBV’s balance sheet based on the fair values of the net assets, which equaled the consideration paid in the merger. U.S. generally accepted accounting principles, or GAAP, also requires an allocation of the acquisition consideration to individual assets and liabilities including tangible assets, financial assets, separately-recognized intangible assets and goodwill. Pursuant to reverse merger accounting rules, our consolidated financial statements and results of operations for the nine-month transition period ended December 31, 2008 reflect the historical financial results of VBV and its subsidiaries for this period, along with the acquired fair value of our assets and liabilities as of October 15, 2008 and our financial results since October 15, 2008.

(2) In December 2012, we sold 12 grain elevators located in northwestern Iowa and western Tennessee consisting of approximately 32.6 million bushels of our grain storage capacity and all of our agronomy and retail petroleum operations.

(3) Management uses earnings before interest, income taxes, noncontrolling interests, depreciation and amortization, or EBITDA, to compare the financial performance of our business segments and to internally manage those segments. Management believes that EBITDA provides useful information to investors as a measure of comparison with peer and other companies. EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles. EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA may not be comparable with a similarly titled measure of another company. The following sets forth the reconciliation of net income to EBITDA for the periods indicated (in thousands):

									Nine-Month
									Transition
									Period Ended
	Year Ended December 31,								December 31,
	2012		2011		2010		2009		2008 (1)

Net income (loss) attributable to Green Plains	$11,779	-	$38,418	-	$48,012	-	$19,790	-	$(6,897)
Net income (loss) attributable to noncontrolling
interests	(16)		(205)		150		364		(1,152)
Interest expense	37,521		36,645		26,144		18,827		4,119
Income tax expense	13,393		23,686		17,889		91		-
Depreciation and amortization	52,828		50,076		37,355		28,635		4,531
EBITDA	$115,505		$148,620		$129,550		$67,707		$601

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

Overview

We are a leading, vertically-integrated producer, marketer and distributer of ethanol. We focus on generating stable operating margins through our diversified business segments and our risk management strategy. We believe that owning and operating assets throughout the ethanol value chain enables us to mitigate changes in commodity prices and differentiates us from companies focused only on ethanol production. Today, we have operations throughout the ethanol value chain, beginning upstream with our grain handling operations, continuing through our approximately 740 mmgy, of ethanol production capacity and ending downstream with our ethanol marketing, distribution and blending facilities.

In April 2010, we acquired agribusiness operations in western Tennessee which included five grain elevators with federally licensed grain storage capacity of 11.7 million bushels. The five grain elevators and other assets acquired were included in our agribusiness segment prior to their sale in December 2012.

In October 2010, we acquired Global Ethanol, LLC, which owned ethanol plants in Lakota, Iowa and Riga, Michigan.  These plants have production capacity of approximately 160 mmgy and are part of our ethanol production segment.

In March 2011, we acquired an ethanol plant and certain other assets near Fergus Falls, Minnesota. The plant has production capacity of approximately 60 mmgy, adding to our ethanol, distillers grains and corn oil production and is part of our ethanol production segment.

In June 2011, we acquired 2.0 million bushels of grain storage capacity located in Hopkins, Missouri. The grain elevator is included in our agribusiness segment.

In July 2011, we acquired the 49% interest in biofuel terminal operator BlendStar LLC that we did not previously own.  BlendStar, whose operations are included in our marketing and distribution segment, provides ethanol transload and splash blending services.

In January 2012, we acquired 1.9 million bushels of grain storage capacity located in St. Edward, Nebraska. The grain elevator is included in our agribusiness segment.

In December 2012, we sold 12 grain elevators located in northwestern Iowa and western Tennessee consisting of approximately 32.6 million bushels of our grain storage capacity and all of our agronomy and retail petroleum operations. We believe the sale of assets represented an opportunity to maximize shareholder value. Revenues and gross profit generated by the sold operations represented approximately 91% and 93%, respectively, of 2012 agribusiness segment results. We will continue to participate in grain handling and storage activities through our remaining grain handling assets and future grain storage expansion at or near our ethanol plants. Over the next two years, we plan to realign our agribusiness operations by adding between five and ten million bushels of grain storage capacity per year. These assets will be located around our ethanol plants to take advantage of our current infrastructure and enhance our corn origination and trading capabilities.

Our management reviews our operations in four separate operating segments:

•

Ethanol Production.  We operate a total of nine ethanol plants in Indiana, Iowa, Michigan, Minnesota, Nebraska and Tennessee, with approximately 740 mmgy of total ethanol production capacity. At capacity, these plants collectively consume approximately 265 million bushels of corn and produce approximately 2.1 million tons of distillers grains annually.

•

Corn Oil Production.  We operate corn oil extraction systems at all nine of our ethanol plants, with the capacity to produce approximately 155 million pounds annually. The corn oil systems are designed to extract non-edible corn oil from the whole stillage process immediately prior to production of distillers grains. Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides.

•

Agribusiness. Within our bulk grain business, we have three grain elevators with approximately 5.8 million bushels of total storage capacity. Our ethanol production segment has approximately 11.0 million bushels of additional storage capacity at our ethanol plants. We believe our bulk grain business provides synergies with our ethanol production segment as it supplies a portion of the feedstock for our ethanol plants.

•

Marketing and Distribution.  Our in-house marketing business is responsible for the sales, marketing and distribution of all ethanol, distillers grains and corn oil produced at our nine ethanol plants. We also market and provide logistical services for ethanol and other commodities for third-party producers. Additionally, our wholly-owned subsidiary, BlendStar LLC, operates nine blending or terminaling facilities with approximately 846 mmgy of total throughput capacity in seven south central U.S. states.

We intend to continue to take a disciplined approach in evaluating new opportunities related to potential acquisition of additional ethanol plants by considering whether the plants fit within the design, engineering and geographic criteria we have developed. In our marketing and distribution segment, our strategy is to renew existing marketing contracts, as well as enter new contracts with other ethanol producers. We also intend to construct additional grain storage capacity or acquire additional grain elevators, specifically those located near our ethanol plants. We believe that owning additional grain handling and storage operations in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. We also plan to continue to grow our downstream access to customers and are actively seeking new marketing opportunities with other ethanol producers. We also own 49% interest in BioProcess Algae LLC, which was formed to commercialize advanced photo-bioreactor technologies for growing and harvesting algal biomass. We continue our support of the BioProcess Algae joint venture.

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

A combination of factors resulted in compressed ethanol margins in 2012. The ethanol industry increased production in the fourth quarter of 2011 to meet demand from ethanol blenders seeking to take advantage of the volumetric ethanol excise tax credit prior to its expiration on December 31, 2011. As a result, ethanol stocks at the end of 2011 exceeded normal market levels which caused ethanol margins to compress to near break-even levels in the first half of 2012. Additionally, corn prices traded to all-time highs during 2012 due to drought conditions in the midwestern region of the United States. According to the Energy Information Administration, or EIA, as an industry, ethanol producers have responded to these factors by reducing production by approximately 4.9% in 2012 compared to 2011. EIA data also show ethanol imports increased from 174 million gallons in 2011 to 533 million gallons in 2012. Under the Renewable Fuels Standard II, or RFS II, certain parties are obligated to blend, in the aggregate, 2.0 billion gallons of advanced biofuels in 2012. During 2012, sugarcane ethanol imported from Brazil, which totaled approximately 530 million gallons, has been one of the most economical means for obligated parties to meet this standard. We believe the Brazilian government may increase the required percentage of ethanol in vehicle fuel sold in Brazil to 25 percent (from 20 percent) as sugarcane production rises, which would likely limit ethanol exports from Brazil into the U.S.

Further, during 2012, corn prices traded to all-time highs due to drought conditions in the midwestern region of the U.S. resulting in reduced demand levels. Consumers of corn, including ethanol producers, are competing for reduced domestic supplies. These factors, in combination with reduced demand for motor fuels in the U.S. resulting from higher gasoline prices and more fuel-efficient vehicles, have adversely affected the margin environment in 2012. Also, the Company experienced a decline in market capitalization as its stock price reached a 52-week low in the third quarter of 2012. As a result of these two adverse factors, we performed an interim review of goodwill for potential impairment as of September 30, 2012 for our ethanol production reporting units. As a result of this interim review, we determined that the estimated fair value of each of these reporting units substantially exceeded each of their respective carrying values and no goodwill impairment charge was deemed to be required. The margin environment in 2013 will likely be affected by these factors as well. We believe that U.S. ethanol production levels will continue to adjust to supply and demand factors for ethanol and corn. Extended periods of depressed ethanol margins or market capitalization could lead to potential impairment of certain assets, including goodwill, in the future, which would adversely affect our operating results and certain leverage ratios for lending purposes.

There may be periods of time that, due to the variability of commodity prices and compressed margins, we reduce or cease ethanol production operations at certain of our ethanol plants. In 2012, we reduced production volumes at several of our ethanol plants in direct response to unfavorable operating margins, resulting in an aggregate reduction of approximately 9% of our total capacity.

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

Under the provisions of the Energy Independence and Security Act, the EPA has the authority to waive the mandated RFS II requirements in whole or in part. To grant the waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that one of two conditions has been met: (1) there is inadequate domestic renewable fuel supply or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. In the third quarter of 2012, several waiver requests were filed with the EPA based on drought conditions, which were subsequently denied by the EPA.

To further drive the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. Through a series of decisions beginning in October 2010, the EPA has granted a waiver for the use of E15 for use in model year 2001 and newer passenger vehicles, including cars, SUVs, and light pickup trucks. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends. The nation’s first retail E15 ethanol blends were sold in July 2012. According to the EPA, as of December 31, 2012,  79 fuel manufacturers were registered to sell E15. Approximately 72% of the passenger vehicles in service are eligible to use E15.

Industry Fundamentals.  The ethanol industry is supported by a number of market fundamentals that drive its long-term outlook and extend beyond the short-term margin environment. Following the EPA’s approval, the industry is working to broadly introduce E15 into the retail fuel market. The RFS II mandate increased to 13.8 billion gallons for 2013, 600 million gallons over the mandated volume in 2012, and continues to increase each year through 2015; however, the EPA has the authority to waive the mandate in whole or in part. The domestic gasoline market continues to evolve as refiners are producing more CBOB, a sub-grade (84 octane) gasoline, which requires ethanol or other octane sources to meet the minimum octane rating requirements for the U.S. gasoline market. The demand for ethanol is also affected by the overall demand for transportation fuel, which peaked in 2007 and has been declining steadily since then. Demand for transportation fuel is affected by the number of miles traveled by consumers and the fuel economy of vehicles. Market acceptance of E15 may partially offset the effects of this decrease. Consumer acceptance of E15 and E85 fuels is needed before ethanol can achieve any significant growth in market share. In addition, ethanol export markets, although affected by competition from other ethanol exporters, mainly from Brazil, are expected to remain active in 2013. Overall, the industry is operating at the mandated levels and ethanol prices have continued to remain at a large discount to gasoline, providing blenders and refiners with a strong economic incentive to blend.

Critical Accounting Policies and Estimates

This disclosure is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, depreciation of property and equipment, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Revenue from sales of agricultural commodities is recognized when title to the product and risk of loss transfer to the customer, which is dependent on the agreed upon sales terms with the customer. These sales terms provide for passage of title either at the time shipment is made or at the time the commodity has been delivered to its destination and final weights, grades and settlement prices have been agreed upon with the customer. Shipping and handling costs are recorded on a gross basis in the statements of operations with amounts billed included in revenues and also as a component of cost of goods sold. Revenue from grain storage is recognized as services are rendered. Revenue related to grain merchandising is recorded on a gross basis.

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

Our goodwill consists of amounts relating to our acquisitions of Green Plains Ord, Green Plains Central City, Green Plains Holdings II, Green Plains Otter Tail and BlendStar. We review goodwill at an individual plant or subsidiary level for impairment at least annually, as of October 1, or more frequently whenever events or changes in circumstances indicate that impairment may have occurred. We assess the qualitative factors of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. Under the first step, we compare the estimated fair value of the reporting unit with its carrying value (including goodwill). If the estimated fair value of the reporting unit is less than its carrying value, we complete a second step to determine the amount of the goodwill impairment that we should record. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill. We compare the resulting implied fair value of the goodwill to the carrying amount and record an impairment charge for the difference.

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

Accounting for Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and for net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management’s evaluation of the need for, or reversal of, a valuation allowance must consider positive and negative evidence, and the weight given to the potential effects of such positive and negative evidence is based on the extent to which it can be objectively verified.

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

Effective January 1, 2012, we adopted the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amended guidance did not impact our financial position or results of operations.

Effective January 1, 2013, we will adopt the amended guidance in ASC Topic 210, Balance Sheet. The amended guidance addresses disclosure of offsetting financial assets and liabilities. It requires entities to add disclosures showing both gross and net information about instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The updated disclosures will be implemented retrospectively and will not impact our financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Components of Revenues and Expenses

Revenues.   In our ethanol production segment, our revenues are derived primarily from the sale of ethanol and distillers grains, which is a co-product of the ethanol production process. In our corn oil production segment, our revenues are derived from the sale of corn oil, which is extracted from the whole stillage process immediately prior to the production of distillers grains. In our agribusiness segment, the sale of grain is our primary sources of revenue.  In our marketing and distribution segment, the sale of ethanol, distillers grains and corn oil that we market for our nine ethanol plants, the sale of ethanol we market for third-party ethanol plants and the sale of other commodities purchased in the open market represent our primary sources of revenue. Revenues also include net gains or losses from derivatives.

Cost of Goods Sold.    Cost of goods sold in our ethanol production and corn oil production segments includes costs for direct labor, materials and certain plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of our ethanol plants. Plant overhead costs primarily consist of plant utilities, plant depreciation and outbound freight charges. Our cost of goods sold in these segments is mainly affected by the cost of corn, natural gas, purchased distillers grains and transportation. In the ethanol production segment, corn is our most significant raw material cost. We purchase natural gas to power steam generation in our ethanol production process and to dry our distillers grains. Natural gas represents our second largest cost in this business segment. Cost of goods sold also includes net gains or losses from derivatives.

Grain acquisition costs represent the primary components of cost of goods sold in our agribusiness segment. Grain inventories, forward purchase contracts and forward sale contracts are valued at market prices, where available, or other market quotes adjusted for differences, primarily transportation, between the exchange-traded market and the local markets on which the terms of the contracts are based. Changes in the market value of grain inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts are recognized in earnings as a component of cost of goods sold.

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

Other Income (Expense).    Other income (expense) includes interest earned, interest expense and other non-operating items.

Results of Operations  –

Comparability

The following summarizes various events that affect the comparability of our operating results for the past three years:

•	April 2010Green Plains Grain Company TN assets were acquired
•	October 2010 Green Plains acquired the Lakota and Riga ethanol plants
•	October 2010Green Plains Commodities LLC began corn oil extraction
•	March 2011Green Plains Otter Tail was acquired
•	June 2011Green Plains Grain Company acquired Hopkins, Missouri grain elevator
•	July 2011Green Plains acquired remaining 49% noncontrolling interests in BlendStar
•	January 2012Green Plains Grain Company acquired St. Edward, Nebraska grain elevator
•	December 2012Green Plains Grain Company sold 12 grain elevators located in northwestern Iowa and western Tennessee and all of its agronomy and retail petroleum operations

The year ended December 31, 2011 includes a full year of operations at our Tennessee agribusiness operations and our Lakota and Riga ethanol plants, approximately nine months of operations at our Otter Tail ethanol plant, and the deployment of corn oil extraction technology at all remaining ethanol plants. The year ended December 31, 2012 includes a full year of operations at our grain elevators in Hopkins, Missouri and St. Edwards, Nebraska as well as a full year of operations with BlendStar as a wholly-owned subsidiary. Also, the year ended December 31, 2012 only included eleven months of operations at our Tennessee and Iowa agribusiness operations that were divested in December 2012.

Segment Results

Our operations fall within the following four segments: (1) production of ethanol and related distillers grains, collectively referred to as ethanol production, (2) corn oil production,  (3) grain handling and storage, collectively referred to as agribusiness, and (4) marketing and distribution of Company-produced and third-party ethanol, distillers grains and corn oil, collectively referred to as marketing and distribution. Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities. When the Company’s management evaluates segment performance, they review the information provided below, as well as segment earnings before interest, income taxes, noncontrolling interest, depreciation and amortization.

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

The table below reflects selected operating segment financial information for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues:
Ethanol production:
Revenues from external customers	$200,443	$128,780	$63,001
Intersegment revenues	1,708,800	2,005,141	1,052,424
Total segment revenues	1,909,243	2,133,921	1,115,425
Corn oil production:
Revenues from external customers	529	1,466	995
Intersegment revenues	57,315	43,391	707
Total segment revenues	57,844	44,857	1,702
Agribusiness:
Revenues from external customers	408,622	358,968	248,619
Intersegment revenues	176,062	195,172	122,133
Total segment revenues	584,684	554,140	370,752
Marketing and distribution:
Revenues from external customers	2,867,276	3,064,498	1,821,307
Intersegment revenues	355	467	293
Total segment revenues	2,867,631	3,064,965	1,821,600
Revenues including intersegment activity	5,419,402	5,797,883	3,309,479
Intersegment eliminations	(1,942,532)	(2,244,171)	(1,175,557)
Revenues as reported	$3,476,870	$3,553,712	$2,133,922

Gross profit (loss):
Ethanol production	$(4,895)	$87,010	$105,079
Corn oil production	32,388	27,067	878
Agribusiness	35,973	34,749	25,199
Marketing and distribution	32,362	23,112	21,192
Intersegment eliminations	943	294	178
	$96,771	$172,232	$152,526
Operating income (loss):
Ethanol production	$(20,393)	$73,242	$93,410
Corn oil production	32,140	26,999	878
Agribusiness	60,030	11,721	5,614
Marketing and distribution	17,290	9,475	9,673
Intersegment eliminations	977	334	188
Corporate activities	(25,159)	(22,758)	(17,712)
	$64,885	$99,013	$92,051

The table below shows total assets for our operating segments as of the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011
Total assets:
Ethanol production	$831,939	$879,500
Corn oil production	27,751	24,601
Agribusiness	179,930	233,201
Marketing and distribution	184,541	181,466
Corporate assets	150,797	121,429
Intersegment eliminations	(25,224)	(19,369)
	$1,349,734	$1,420,828

Year ended December 31, 2012 Compared to the Year ended December 31, 2011

Consolidated Results

Revenues decreased by  $76.8 million in 2012 compared to 2011. Revenue was affected by lower average prices of ethanol and lower volumes of distillers grains sold partially offset by an increase in revenues from grain merchandising and corn oil production.  Revenues from grain merchandising increased primarily due to higher grain prices in 2012 offset partially by lower volumes purchased and sold.  Revenues from corn oil production increased due to an increase in volume sold. Gross profit decreased by  $75.5 million compared to 2011 primarily as a result of unfavorable ethanol production margins. Operating income decreased by $34.1 million compared to 2011 as a result of the factors discussed above and a $5.8 million increase in selling, general and administrative expenses, partially offset by a $47.1 million gain on the sale of twelve grain elevators in December 2012. The increase in selling, general and administrative expenses is primarily due to the expanded scope of our operations including our acquisition of the Otter Tail ethanol plant in March 2011. Interest expense increased by $0.9 million due to debt issued to finance the Otter Tail acquisition.

Income tax expense for the year ended December 31, 2012 decreased compared to 2011 due to a decrease in income before taxes. The effective tax rate increased in 2012 as a result of adjustments in state tax rates and tax credits primarily as a result of the sale of certain agribusiness assets. In addition, income tax expense for the year ended December 31, 2012 was unfavorably impacted by the increase in valuation allowances against certain deferred tax assets due to the uncertainty of realization.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Year Ended December 31,
	2012	2011
Ethanol sold
(thousands of gallons)	677,082	721,535
Ethanol produced
(thousands of gallons)	676,834	721,348
Distillers grains sold
(thousands of equivalent dried tons)	1,882	2,047
Corn consumed
(thousands of bushels)	238,740	255,437

Revenues in the ethanol production segment decreased by $224.7 million in 2012 compared to 2011. The decrease in revenue was due to lower average prices for ethanol and the decision, in direct response to unfavorable operating margins, to temporarily reduce production at our ethanol plants. The ethanol production segment produced 676.8 million gallons of ethanol, which represents approximately 91 percent of production capacity, during 2012. Revenues in 2012 included production from our Otter Tail ethanol plant, which was acquired in March 2011. The Otter Tail plant contributed an additional $1.1 million in revenues in 2012 compared to 2011.

Cost of goods sold in the ethanol production segment decreased by $132.8 million in 2012 compared to 2011. Consumption of corn decreased by 16.7 million bushels and the average cost per bushel increased by 5.2% during 2012 compared to 2011. Average ethanol yield increased to 2.84 gallons per bushel in 2012 compared to 2.82 gallons per bushel in 2011 due primarily to process improvements implemented and slowed production rates at some of our plants. Cost of goods sold also included a charge related to the settlement of a legal claim in 2012. As a result of the factors identified above, gross profit and operating income in the ethanol production segment decreased by $91.9 million and $93.6 million, respectively, in 2012 compared to 2011, resulting in an operating loss of $20.4 million for the segment.

Corn Oil Production Segment

Revenues in the corn oil production segment increased by $13.0 million in 2012 compared to 2011. During 2012, we sold 145.8 million pounds of corn oil compared to 96.3 million pounds 2011. The increase in volume was offset by a 15% decrease in average price in 2012 compared to 2011. Average corn oil yield increased to 0.61 pounds per bushel in 2012 compared to 0.50 pounds per bushel in 2011 due primarily to process improvements implemented at our plants. We began extracting corn oil in the fourth quarter of 2010 and had deployed corn oil extraction technology at four of our ethanol plants by December 31, 2010. In 2011, we began extracting corn oil at our other five ethanol plants with the last implementation, which was at the Otter Tail plant completed during the third quarter of 2011.

Gross profit and operating income in the corn oil production segment increased by $5.3 million and $5.1 million, respectively, in 2012 compared to 2011. The increases are primarily attributable to the increase in production volumes discussed above.

Agribusiness Segment

The table below presents key operating data within our agribusiness segment for the periods indicated:

	Year Ended December 31,
	2012	2011
Grain sold
(thousands of bushels)	60,826	69,336
Fertilizer sold
(tons)	55,514	64,749

Our agribusiness segment had increases of $30.5 million in revenues, $1.2 million in gross profit, and $48.3 million in operating income in 2012 compared to 2011. Revenues and gross profit increased primarily due to higher grain prices as a result of the 2012 drought offset partially by lower volumes purchased and sold. Operating income was also affected by the gain on sale of the grain elevators of $47.1 million. The agribusiness segment included eleven months of operations in 2012 from the twelve grain elevators sold in December 2012 compared to twelve months of operations from these assets in 2011.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment decreased by $197.3 million in 2012 compared to 2011. The decrease in revenue was primarily due to lower average prices of ethanol and corn oil sold and lower volumes of distillers grains sold. Ethanol and distillers grains revenues decreased by $231.8 million and $13.7 million, respectively, partially offset by increases in corn oil and crude oil revenues of $15.1 million and $41.3 million, respectively. We sold 1,066 million gallons of ethanol within the marketing and distribution segment during 2012 compared to 1,064 million gallons in 2011. In 2012, the marketing and distribution segment also entered into purchases and sales of crude oil and redeployed a portion of its railcar fleet for the transportation or crude oil by third parties.

Gross profit and operating income for the marketing and distribution segment increased by $9.3 million and $7.8 million, respectively, in 2012 compared to 2011. The increases in gross profit and operating income were due primarily to profits realized from ethanol, distillers grains and crude oil marketing and distribution.

Intersegment Eliminations

Intersegment eliminations of revenues decreased by $301.6 million in 2012 compared to 2011 due to decreases of $295.1 million and $1.3 million in ethanol and distillers grains, respectively, and an increase of $13.9 million in corn oil sold from our ethanol production and corn oil segments to our marketing and distribution segment. In addition, corn sales from our agribusiness segment decreased $19.0 million between the periods.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $2.4 million in 2012 compared to 2011, primarily due to an increase in general and administrative expenses and personnel costs related to expanded operations.

Year ended December 31, 2011 Compared to the Year ended December 31, 2010

Consolidated Results

Revenues increased by $1.4 billion in 2011 compared to 2010 as a result of acquired operations and changes in commodity prices. We acquired agribusiness operations located in western Tennessee in April 2010, our Lakota and Riga ethanol plants in October 2010, and our Otter Tail ethanol plant in March 2011. Revenue from existing operations was also impacted by increases in commodity prices, production efficiencies at our ethanol plants and the increase in the volume of corn oil extracted in 2011 compared to 2010. Gross profit increased by  $19.7 million compared to 2010. Gross profit increases in the corn oil production, agribusiness and market and distribution segments were partially offset by a decrease in gross profit in the ethanol production segment. Operating income increased by $7.0 million compared to 2010. In addition to the factors identified above, selling, general and administrative expenses increased by  $12.7 million compared to 2010 due to the expanded scope of our operations.

Income before taxes was also affected by an increase in interest expense of $10.5 million due to debt issued to finance the acquisitions and $90.0 million of convertible notes issued in November 2010. Income tax expense in 2011 increased compared to 2010 due to an increase in income before taxes and additional state filing requirements resulting from acquired operations. In addition, income tax expense for 2010 was favorably impacted by the release of a portion of valuation allowances against certain deferred tax assets, established in prior years due to the uncertainty of realization.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Year Ended December 31,
	2011	2010
Ethanol sold
(thousands of gallons)	721,535	544,388
Ethanol produced
(thousands of gallons)	721,348	545,252
Distillers grains sold
(thousands of equivalent dried tons)	2,047	1,566
Corn consumed
(thousands of bushels)	255,437	194,327

Revenues for the ethanol production segment increased by  $1.0 billion in 2011 compared to 2010. Revenues in 2011 included production of an additional 170 million gallons from our Lakota and Riga ethanol plants which were acquired in October 2010, as well as production from our Otter Tail ethanol plant, which was acquired in late March 2011. The Lakota, Riga and Otter Tail plants contributed an additional $516.0 million in combined revenues in 2011. The remaining increase in revenues was due to increased volume from production efficiencies at our other ethanol plants and increases in ethanol and distillers grains prices.

Cost of goods sold in the ethanol production segment increased by $1.0 billion in 2011 compared to 2010. The increase was due primarily to the consumption of 61.1 million additional bushels of corn and a 56.9% increase in the average cost per bushel during 2011 compared to 2010. The volume increase was due to a full year of production at our Lakota and Riga plants and three quarters of production at our newly-acquired Otter Tail plant. Gross profit and operating income for the ethanol production segment decreased by $18.1 million and $20.2 million, respectively, in 2011 compared to 2010 primarily due to a greater increase in the average cost per bushel of corn than the average price per gallon of ethanol, which increased by 43.1%. In addition, depreciation and amortization expense for the ethanol production segment increased to  $43.2 million during 2011 compared to $32.6 million in 2010 due to the acquisitions of the plants noted above in the fourth quarter of 2010 and first quarter of 2011.

Corn Oil Production Segment

We initiated corn oil production in the fourth quarter of 2010 with the acquisition of our Lakota and Riga ethanol plants and installation and deployment of corn oil extraction technology at our Obion and Ord ethanol plants. In 2011, we deployed corn oil extraction technology at our other ethanol plants. We had the capacity to produce approximately 130.0 million pounds of corn oil annually. During 2011, we sold 96.3 million pounds of corn oil compared to 5.0 million pounds in 2010.

Agribusiness Segment

The table below presents key operating data within our agribusiness segment for the periods indicated:

	Year Ended December 31,
	2011	2010
Grain sold
(thousands of bushels)	69,336	56,215
Fertilizer sold
(tons)	64,749	60,653

Our agribusiness segment had an increase of $183.4 million in revenues, an increase of $9.6 million in gross profit, and an increase in operating income of $6.1 million in 2011 compared to 2010. Revenue, gross profit and operating income increased primarily due to an increase in fertilizer volumes from our agribusiness operations in Iowa, the sale of an additional 12.4 million bushels of grain from our western Tennessee agribusiness operations acquired in April 2010 and increases in average grain prices. The Tennessee agribusiness operations contributed $289.0 million in revenue in 2011 compared with $141.6 million in 2010. The agribusiness segment’s quarterly performance fluctuates on a seasonal basis with generally stronger results expected in the second and fourth quarters each year.

Marketing and Distribution Segment

Marketing and distribution revenues increased by $1.2 billion in 2011 compared to 2010. The increase in revenues was primarily due to an increase in ethanol revenues of $1.1 billion and an increase in distillers grains revenues of $124.0 million. The remainder of the increase in revenue is attributable to sales of corn oil, which we began producing in October 2010. During 2011, we sold 96.3 million pounds of corn oil. We sold 1,064 million gallons of ethanol within the marketing and distribution segment during 2011 compared to 917 million gallons sold in 2010 and experienced an increase in revenue per gallon of ethanol sold due to higher prices. The increase in ethanol volumes is due to the expanded production of our own plants as a result of efficiency improvements and additional capacity from recently acquired operations. Marketing and distribution volumes from third-party ethanol producers decreased when comparing 2011 to 2010 due to the termination of a third-party marketing contract with expected production of 110 mmgy in May 2011.

Gross profit for the marketing and distribution segment increased by $1.9 million and operating income decreased by $0.2 million in 2011 compared to 2010. The increase in gross profit was due primarily to increased ethanol and distillers grains volumes sold. Operating income was affected by an increase in selling, general and administrative expenses compared to 2010 due to an increase in personnel costs as a result of our growth and expanded operations.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $1.1 billion in 2011 compared to 2010 due to an increase of $845.2 million, $107.6 million and $42.7 million in ethanol, distillers grains and corn oil, respectively, sold from our ethanol production and corn oil segments to our marketing and distribution segment. In addition, corn sales from our agribusiness segment to our ethanol production segment increased $72.8 million between the periods.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $5.0 million in 2011 compared to 2010 primarily due to an increase in general and administrative expenses and personnel costs related to expanded operations.

Liquidity and Capital Resources

On December 31, 2012, we had $254.3 million in cash and equivalents, excluding restricted cash, comprised of $100.1 million held at the parent entity and the remainder at our subsidiaries. We had an additional $121.4 million available under our revolving credit agreements at our subsidiaries, some of which was subject to borrowing base restrictions or other specified lending conditions at December 31, 2012. Funds held at our subsidiaries are generally required for their ongoing operational needs and distributions from our subsidiaries are restricted per the loan agreements. At December 31, 2012, there were approximately $481.4 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

We incurred capital expenditures of $26.8 million in the year ended December 31, 2012 for various projects, including the construction of a new BlendStar unit train terminal in Birmingham, Alabama which was completed and operational in the fourth quarter of 2012. Capital spending for 2013 is expected to be approximately $20 million, primarily for grain storage expansion. The remainder of our capital spending relates to other recurring capital expenditures in the ordinary course of business. We believe available borrowings under our credit facilities and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.

On March 9, 2012, we repurchased 3.7 million shares of common stock from a subsidiary of NTR plc, which was previously a principal shareholder. In conjunction with the repurchase, the Company signed a one-year promissory note bearing 5% interest per annum in the amount of $27.2 million. We do not have a share repurchase program and do not intend to retire the repurchased shares.

At December 31, 2012, we had $171.3 million in short-term notes payable and other borrowings and $129.4 million in current maturities of long-term debt. Short-term notes payable and other borrowings include working capital revolvers of $144.1 million at December 31, 2012. Current maturities of long-term debt includes $81.0 million of 2013 maturities we expect to extend or refinance prior to their respective maturity dates for credit facilities at Green Plains Bluffton, Green Plains Central City, Green Plains Ord and Green Plains Otter Tail. In addition we expect to renew our revolving credit facility for Green Plains Grain prior to its maturity in October 2013.

Net cash used by operating activities was $10.7 million for the year ended December 31, 2012 compared to net cash provided of $108.9 million in 2011. Cash used by operating activities for 2012 was affected by lower ethanol production margins and greater cash outflows for inventory purchases than 2011. Net cash provided by investing activities was $81.4 million for the year ended December 31, 2012, due primarily to proceeds of $117.7 million from the sale of twelve grain elevators in December partially offset by capital expenditures and the increase of our ownership interest in BioProcess Algae.  Net cash provided by financing activities was $8.5 million for the year ended December 31, 2012 due primarily to net cash receipts from short-term borrowings of $72.1 million, used to finance grain contract settlements and inventory purchases, partially offset by $47.1 million in net principal repayments on long-term debt and $10.4 million in cash used to repurchase treasury stock. Green Plains Trade and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid resulting in significant cash movements that are reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

Our business is highly impacted by commodity prices, including prices for corn, ethanol, distillers grains and natural gas. We attempt to reduce the market risk associated with fluctuations in commodity prices through the use of derivative financial instruments. Sudden changes in commodity prices may require cash deposits with brokers, or margin calls. Depending on our open derivative positions, we may require significant liquidity with little advanced notice to meet margin calls. We continuously monitor our exposure to margin calls and believe that we will continue to maintain adequate liquidity to cover such margin calls from operating results and borrowings. Increases in grain prices have led to more frequent and larger margin calls.

We are in compliance with our debt covenants related to the period ended December 31, 2012. Based upon our forecasts and the current margin environment, we believe we will maintain compliance at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity for a subsidiary’s compliance. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results differ significantly from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

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

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term loan. At December 31, 2012, $41.0 million related to the term loan was outstanding, along with the entire revolving term loan. The term loan requires monthly principal payments of approximately $0.6 million. The loans mature on November 19, 2013 with expected outstanding balances upon maturity of $34.6 million and $20.0 million on the amortizing term loan and revolving term loan, respectively. We expect to extend or refinance these facilities prior to maturity.

The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term loan as well as a revolving line of credit of up to $11.0 million. At December 31, 2012, $38.6 million related to the term loan was outstanding, along with $28.6 million on the revolving term loan and $10.6 million on the revolving line of credit. The term loan requires monthly principal payments of $0.5 million. The term loan and the revolving term loan mature on July 1, 2016 with expected outstanding balances upon maturity of $17.9 million and $28.6 million, respectively, and the revolving line of credit matures on June 27, 2013. We expect to extend or refinance the revolving credit facility prior to maturity.

The Green Plains Holdings II loan is comprised of a $26.4 million amortizing term loan and a $51.1 million revolving term loan. At December 31, 2012, $21.9 million was outstanding on the amortizing term loan, along with $45.3 million on the revolving term loan. The term loan requires quarterly principal payments of $1.5 million. The revolving term loan requires semi-annual principal payments of approximately $2.7 million. The maturity dates of the amortizing term loan and revolving term loan are July 1, 2016 and October 1, 2018, respectively, with no outstanding balance expected upon maturity on the amortizing term loan and an expected outstanding balance upon maturity of $15.8 million on the revolving term loan.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan and a revolving term loan of $37.4 million. At December 31, 2012, $13.5 million related to the term loan was outstanding along with the entire revolving term loan. The term loan requires quarterly principal payments of $2.4 million. The term loan matures on August 20, 2014 and the revolving term loan matures on September 1, 2018 with no expected outstanding balances upon maturity on the term loan or the revolving term loan.

The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term loan as well as a revolving line of credit of up to $5.0 million. At December 31, 2012, $17.7 million related to the term loan was outstanding, $12.2 million on the revolving term loan, along with $4.7 million on the revolving line of credit. The term loan requires monthly principal payments of approximately $0.2 million. The term loan and the revolving term loan mature on

July 1, 2016 with expected outstanding balances upon maturity of $8.2 million and $12.2 million, respectively, and the revolving line of credit matures on June 27, 2013. We expect to extend or refinance the revolving credit facility prior to maturity.

The Green Plains Otter Tail loan is comprised of a $30.3 million amortizing term loan and a $4.7 million revolver. At December 31, 2012, $22.8 million related to the term loan and the entire revolver were outstanding. The term loan requires monthly principal payments of approximately $0.4 million. The term loan matures on September 1, 2018 with an expected outstanding balance of $4.8 million and the revolver matures on March 19, 2013. We expect to extend or refinance the revolver prior to maturity.

The Green Plains Shenandoah loan is comprised of a $17.0 million revolving term loan. At December 31, 2012, the entire $17.0 million on the revolving term loan was outstanding. The revolving term loan matures on March 1, 2018 with an expected outstanding balance upon maturity of $7.0 million.

The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term loan. At December 31, 2012, $15.3 million related to the term loan was outstanding, along with the entire revolving term loan. The term loan requires quarterly principal payments of $1.4 million. The term loan matures on July 20, 2015 and the revolving term loan matures on July 1, 2017 with an expected outstanding balance upon maturity of $1.5 million on the term loan and no expected outstanding balance upon maturity on the revolving term loan.

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

Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the city of Bluffton, Indiana, of which $17.5 million remained outstanding at December 31, 2012. The revenue bond requires: semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019; and a final principal and interest payment of $3.745 million on September 1, 2019. The revenue bond bears interest at 7.50% per annum.

Green Plains Otter Tail also issued $19.2 million in senior notes under New Market Tax Credits financing of which $19.0 million remained outstanding at December 31, 2012. The notes bear interest at 4.75% per annum, payable monthly and require monthly principal payments of approximately $0.3 million beginning in October 2014. The notes mature on September 1, 2018 with an expected outstanding balance of $4.7 million upon maturity.

Agribusiness Segment

The Green Plains Grain loan is comprised of a $195.0 million revolving credit facility with various lenders to provide the agribusiness segment with working capital funding. The revolving credit facility matures on October 28, 2013. Advances of the revolving credit facility are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period, or the base rate, plus the respective applicable margin. At December 31, 2012,  $105.0 million on the revolving credit facility was outstanding. As security for the revolving credit facility, the lender receives a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment. Green Plains Grain maintained ownership of 6.7 million bushels, valued at $47.8 million, of corn inventory held in the facilities divested in December 2012. We expect to extend or refinance the revolving credit facility on or before its maturity date.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility of up to $70.0 million, subject to a borrowing base of 85% of eligible receivables. At December 31, 2012, $39.1 million was outstanding on the revolving credit facility. The revolving credit facility expires on March 31, 2014 and bears interest at the lender’s commercial floating rate plus 2.5% or LIBOR plus 3.5%. As security for the loan, the lender received a first-position lien on accounts receivable, inventory and other collateral owned by Green Plains Trade.

Corporate Activities

We have $90.0 million of 5.75% Convertible Senior Notes due 2015. The Notes represent senior, unsecured obligations, with interest payable on May 1 and November 1 of each year. The Notes may be converted into shares of common stock and cash in lieu of fractional shares of the common stock based on a conversion rate initially equal to 69.7788 shares of the common stock per $1,000 principal amount of Notes, which is equal to an initial conversion price of $14.33 per share. The conversion rate is subject to adjustment upon the occurrence of specified events. We may redeem for cash all, but not less than all, of the Notes at any time on and after November 1, 2013, if the last reported sale price of our common stock equals or exceeds 140% of the applicable conversion price for a specified time period, at a redemption price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest. Default with respect to any loan in excess of $10.0 million constitutes an event of default under the convertible senior notes, which could result in the convertible senior notes being declared due and payable.

In conjunction with the repurchase of common stock on March 9, 2012, the Company signed a one-year promissory note bearing 5% interest per annum in the amount of $27.2 million with a subsidiary of NTR plc. The $27.2 million note is secured by the shares repurchased and the Company’s interest in Green Plains Shenandoah LLC.

Contractual Obligations

Our contractual obligations as of December 31, 2012 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term and short-term debt obligations (1)	$ 663,277	$ 300,728	$ 177,217	$ 134,914	$ 50,418
Interest and fees on debt obligations (2)	77,800	29,746	33,433	11,320	3,301
Operating lease obligations (3)	54,305	18,942	22,038	11,573	1,752
Deferred tax liabilities	60,082	-	-	-	60,082
Purchase obligations
Forward grain purchase contracts (4)	273,103	272,523	580	-	-
Other commodity purchase contracts (5)	20,459	20,459	-	-	-
Other	730	727	3	-	-
Total contractual obligations	$ 1,149,756	$ 643,125	$ 233,271	$ 157,807	$ 115,553

(1) Includes the current portion of long-term debt.
(2) Interest amounts are calculated over the terms of the loans using current interest rates, assuming scheduled principle and interest amounts are paid pursuant to the debt agreements. Includes administrative and/or commitment fees on debt obligations.
(3) Operating lease costs are primarily for railcars and office space.
(4) Purchase contracts represent index-priced and fixed-price contracts. Index purchase contracts are valued at current year-end prices.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from issuing term and revolving loans that bear variable interest rates. Specifically, we had $663.3 million outstanding in debt as of December 31,  2012, $513.3 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $2.0 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally designated as normal purchases or normal sales contracts and are not recognized until quantities are delivered or utilized in production. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. During the year ended December 31, 2012, revenues included net losses of $23.5 million and cost of goods sold included net gains of $44.8 million from derivative financial instruments.  To the extent the net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sales has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from December 31, 2012. This analysis excludes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	740,000	Gallons	$69,071
Corn	265,000	Bushels	$76,955
Distillers grains	2,100	Tons (2)	$20,255
Natural gas	20,300	MMBTU (3)	$3,213

(1) Volume requirements assume production at full capacity.
(2) Distillers grains quantities are stated on an equivalent dried ton basis.
(3) Millions of British Thermal Units

Corn Oil Production Segment

A sensitivity analysis has been prepared to estimate our corn oil production segment exposure to corn oil price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn oil output for a one-year period from December 31, 2012. This analysis excludes the impact of risk management activities that result from our use of fixed-price sale contracts. Market risk at December 31, 2012, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $1.0 million.

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

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position, which is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices, is approximately $111 thousand at December 31, 2012. Market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $5 thousand.

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

Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2012 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012. KMPG LLP, an independent registered public accounting firm, has audited and issued a report on the Company’s internal control over financial reporting as of December 31, 2012. That report is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Green Plains Renewable Energy, Inc.:

We have audited Green Plains Renewable Energy, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Omaha, NE
February 15, 2013

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information included in the sections entitled “Information about the Board of Directors and Corporate Governance,”  “Proposal 1 – Election of Directors,” “Executive Officers,”  and “Section 16(a) Beneficial Ownership Reporting Compliance”  in our Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

2.1

Agreement and Plan of Merger among the Company, GPMS, Inc., Global Ethanol, LLC and Global Ethanol, Inc. dated September 28, 2010 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated October 22, 2010)

2.2(a)

Asset Purchase Agreement among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Renewable Energy, Inc. and The Andersons, Inc. dated October 26, 2012 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed October 29, 2012)

2.2(b)

First Amendment to Asset Purchase Agreement among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Renewable Energy, Inc. and The Andersons, Inc. effective as of November 30, 2012 (Incorporate by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed December 6, 2012)

3.1(a)	Second Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 15, 2008)
3.1(b)

Articles of Amendment to Second Amended and Restated Articles of Incorporation of Green Plains Renewable Energy, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed May 9, 2011)

3.2

Second Amended and Restated Bylaws of Green Plains Renewable Energy, Inc., dated August 14, 2012 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 15, 2012)

4.1

Shareholders’ Agreement by and among Green Plains Renewable Energy, Inc., each of the investors listed on Schedule A, and each of the existing shareholders and affiliates identified on Schedule B, dated May 7, 2008 (Incorporated by reference to Appendix F of the Company’s Registration Statement on Form S-4/A filed September 4, 2008)

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
10.5(a)

Construction/Permanent Mortgage Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of February 27, 2007 by Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) in favor of AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.5(b)

Amended and Restated Master Loan Agreement, dated September 30, 2011, by and among Green Plains Bluffton LLC and AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.06 of the Company’s Quarterly Report on Form 10-Q, filed November 1, 2011)

10.5(c)

First Amendment to Amended and Restated Master Loan Agreement, dated February 16, 2012, by and among Green Plains Bluffton LLC and AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.5(c) of the Company’s Annual Report on Form 10-K, filed February 17, 2012)

10.5(d)

Second Amendment to Amended and Restated Master Loan Agreement, dated September 28, 2012, by and among Green Plains Bluffton LLC and AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed November 1, 2012)

10.6(a)

Loan Agreement between City of Bluffton, Indiana and Green Plains Bluffton LLC (f/k/a Indian Bio-Energy, LLC) dates as of March 1, 2007 (Incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.6(b)

Indenture of Trust dated as of March 1, 2007 by and between the City of Bluffton, Indiana, Indiana Bio-Energy, LLC (n/k/a Green Plains Bluffton LLC) and U.S. Bank National Association (Incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.6(c)

Subordinate Construction/Permanent Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of March 1, 2007 between Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) and U.S. Bank National Association (Incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.7

Non-Statutory Stock Option Agreement between Steve Bleyl and Green Plains Renewable Energy, Inc. dated October 15, 2008 (Incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.8

Non-Statutory Stock Option Agreement between Michael Orgas and Green Plains Renewable Energy, Inc. dated November 1, 2008 (Incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.9

Employment Agreement by and between Green Plains Renewable Energy, Inc. and Michael C. Orgas dated November 1, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

*10.10(a)	2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 11, 2009)
*10.10(b)	Form of Stock Option Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(b) of the Company’s Annual Report on Form 10-K filed February 24, 2010)
*10.10(c)

Form of Restricted Stock Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(c) of the Company’s Annual Report on Form 10-K/A (Amendment No. 1) filed February 25, 2010)

*10.10(d)	Form of Deferred Stock Unit Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(d) of the Company’s Annual Report on Form 10-K filed February 24, 2010)
10.11(a)

Credit Agreement by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein, dated July 2, 2009 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.11(b)

Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by and among Green Plains Ord LLC, Ticor Title Insurance Company and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.22(b) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.11(c)

Security Agreement by and among Green Plains Ord LLC, Green Plains Holdings LLC and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.22(c) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.11(d)

Affiliate Security Agreement between Green Plains Central City LLC and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.22(d) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.11(e)

Affiliate Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing between Green Plains Central City LLC, Ticor Title Insurance Company, and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.22(e) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.12(a)

Credit Agreement by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent, and the Banks named therein, dated July 2, 2009 (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.12(b)

Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by and among Green Plains Central City LLC, Ticor Title Insurance Company, and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.23(b) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.12(c)

Security Agreement by and among Green Plains Central City LLC, Green Plains Holdings LLC and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.23(c) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.12(d)

Affiliate Security Agreement between Green Plains Ord LLC and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.23(d) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.12(e)

Affiliate Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing between Green Plains Ord LLC, Ticor Title Insurance Company, and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.23(e) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.12(f)

First Amendment to Credit Agreement by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent, and the Banks named therein, dated December 31, 2010 (Incorporated by reference to Exhibit 10.23(f) of the Company’s Annual Report on Form 10-K filed March 4, 2011)

10.12(g)

Second Amendment dated June 30, 2011 to the Credit Agreement dated July 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2011)

10.12(h)

Third Amendment dated June 30, 2011 to the Credit Agreement dated July 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2011)

10.12(i)

Fourth Amendment dated June 28, 2012 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed July 31, 2012)

10.12(j)

Fifth Amendment dated September 28, 2012 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 1, 2012)

10.12(k)

First Amendment dated June 30, 2011 to Credit Agreement dated July 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2011)

10.12(l)

Second Amendment dated June 30, 2011 to Credit Agreement dated July 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2011)

10.12(m)

Third Amendment dated June 28, 2012 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed July 31, 2012)

10.12(n)

Fourth Amendment dated September 28, 2012 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 1, 2012)

10.13(a)

Amended and Restated Revolving Credit and Security Agreement dated January 21, 2011 by and between PNC Bank, National Association (as Lender and Agent) and Green Plains Trade Group LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 27, 2011)

10.13(b)

Amended and Restated Revolving Credit Note dated January 21, 2011 by and among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association (as Lender and Agent) (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 27, 2011)

10.13(c)

Revolving Credit Note dated January 21, 2011 by and among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association (as Lender and Agent) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 27, 2011)

10.13(d)

Revolving Credit Note dated January 21, 2011 by and among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association (as Lender and Agent) (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 27, 2011)

*10.14	Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 27, 2010)
*10.15	Director Compensation effective January 1, 2009 (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed February 24, 2010)
*10.16	Employment Agreement dated March 4, 2011 by and between the Company and Jeffrey S. Briggs (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 8, 2011)
*10.17

Employment Agreement dated March 4, 2011 by and between the Company and Carl S. (Steve) Bleyl (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed March 8, 2011)

10.18(a)

Master Loan Agreement dated June 13, 2011 by and among Green Plains Obion LLC and Farm Credit Services of Mid-America, FLCA (Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, filed August 3, 2011)

10.18(b)

Amendment to the Master Loan Agreement, dated October 24, 2012, by and among Green Plains Obion LLC, Farm Credit Services of Mid-America, FLCA and Farm Credit Services of Mid-America, PCA (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, filed November 1, 2012)

10.18(c)

Real Estate Deed of Trust dated January 18, 2007 by and among Ethanol Grain Processors, LLC (n/k/a Green Plains Obion LLC) , Farm Credit Services of Mid-America, FLCA and Farm Credit Services of Mid-America, PCA

10.19(a)

Master Loan Agreement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q, filed August 3, 2011)

10.19(b)	Amendment dated December 21, 2012 to the Master Loan Agreement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA
10.19(c)

Term Loan Supplement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q, filed August 3, 2011)

10.19(d)

Revolving Term Loan Supplement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q, filed August 3, 2011)

10.20

Stock Repurchase Agreement between Greenstar North America Holdings Inc. and Green Plains Renewable Energy. Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 14, 2011)

10.21(a)

Master Loan Agreement, dated September 28, 2011, by and among Green Plains Shenandoah LLC and  Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed November 1, 2011)

10.21(b)	Amendment to the Master Loan Agreement, dated February 5, 2013, between Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA
10.21(c)	Revolving Term Loan Supplement, dated February 5, 2013, by and among Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA
10.21(d)

Multiple Advance Term Loan Supplement, dated September 28, 2011, by and among Green Plains Shenandoah LLC and  Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed November 1, 2011)

10.22(a)

Credit Agreement dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc., BNP Paribas Securities Corp. as Lead Arranger, Rabo Agrifinance, Inc. as Syndication Agent, ABN AMRO Capital USA LLC as Documentation Agent and BNP Paribas as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 3, 2011)

10.22(b)

Security Agreement dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and BNP Paribas (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed November 3, 2011)

10.22(c)

Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and Bank of Oklahoma (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed November 3, 2011)

10.22(d)

Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and U.S. Bank National Association(Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed November 3, 2011)

10.22(e)

Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and Farm Credit Bank of Texas(Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed November 3, 2011)

10.22(f)

First Amendment to Credit Agreement dated January 6, 2012 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc., BNP Paribas and the Required Lenders (Incorporated by reference to Exhibit 10.26(k) of the Company’s Annual Report on Form 10-K, filed February 17, 2012)

10.22(g)

Second Amendment to Credit Agreement, dated October 26, 2012, by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex, Inc., BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 1, 2012)

10.23(a)

Amended and Restated Credit Agreement, dated February 9, 2012 by and among Green Plains Holdings II, various lenders and CoBank, ACB (as Administrative Agent, Syndication Agent and Lead Arranger) (Incorporated by reference to Exhibit 10.27(a) of the Company’s Annual Report on Form 10-K, filed February 17, 2012)

10.23(b)

First Amendment to Amended and Restated Credit Agreement, dated October 16, 2012, by and between Green Plains Holdings II LLC and CoBank, ACB (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 1, 2012)

10.23(c)

Amended and Restated Support and Subordination Agreement, dated February 9, 2012 by and among Green Plains Holdings II, as Borrower, Green Plains Renewable Energy, Inc., as Parent, and CoBank, ACB, as Administrative Agent (Incorporated by reference to Exhibit 10.27(b) of the Company’s Annual Report on Form 10-K, filed February 17, 2012)

10.23(d)

Security Agreement, dated February 9, 2012 by and among Green Plains Holdings II (the Grantor) and CoBank, ACB (the Secured Party) (Incorporated by reference to Exhibit 10.27(c) of the Company’s Annual Report on Form 10-K, filed February 17, 2012)

10.23(e)

Second Amendment to Mortgage, dated February 9, 2012 by and among, Green Plains Holdings II and CoBank ACB (Incorporated by reference to Exhibit 10.27(d) of the Company’s Annual Report on Form 10-K, filed February 17, 2012)

10.23(f)

Second Amendment to Amended and Restated Real Estate Mortgage, dated February 9, 2012 by and among Green Plains Holdings II and CoBank, ACB (Incorporated by reference to Exhibit 10.27(e) of the Company’s Annual Report on Form 10-K, filed February 17, 2012)

10.24

Stock Repurchase Agreement dated February 28, 2012 between Greenstar Investments LLC, Greenstar North America Holdings, Inc. and Green Plains Renewable Energy, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 2, 2012)

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
101

The following information from Green Plains Renewable Energy, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements and Financial Statement Schedule.

* Represents management compensatory contracts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS RENEWABLE ENERGY, INC.

(Registrant)

Date:  February 15, 2013By:   /s/ Todd A. Becker

Todd A. Becker

President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer	February 15, 2013
Todd A. Becker	(Principal Executive Officer) and Director

/s/ Jerry L. Peters	Chief Financial Officer (Principal Financial	February 15, 2013
Jerry L. Peters	Officer and Principal Accounting Officer)

/s/ Wayne B. Hoovestol	Chairman of the Board	February 15, 2013
Wayne B. Hoovestol

/s/ Jim Anderson	Director	February 15, 2013
Jim Anderson

/s/ Jim Barry	Director	February 15, 2013
Jim Barry

/s/ James F. Crowley	Director	February 15, 2013
James F. Crowley

/s/ Gordon F. Glade	Director	February 15, 2013
Gordon F. Glade

/s/ Gary R. Parker	Director	February 15, 2013
Gary R. Parker

/s/ Brian D. Peterson	Director	February 15, 2013
Brian D. Peterson

/s/ Alain Treuer	Director	February 15, 2013
Alain Treuer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Green Plains Renewable Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Green Plains Renewable Energy, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index in Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

February 15, 2013

 GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2012	2011

ASSETS
Current assets
Cash and cash equivalents	$254,289	$174,988
Restricted cash	25,815	19,619
Accounts receivable, net of allowances of $219 and $263, respectively	80,537	106,198
Inventories	172,009	229,070
Prepaid expenses and other	12,314	14,289
Deferred income taxes	2,133	14,828
Derivative financial instruments	20,938	17,428
Total current assets	568,035	576,420
Property and equipment, net	708,110	776,789
Goodwill	40,877	40,877
Other assets	32,712	26,742
Total assets	$1,349,734	$1,420,828

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$95,564	$172,328
Accrued and other liabilities	32,475	29,825
Unearned revenue	3,617	15,453
Short-term notes payable and other borrowings	171,302	69,599
Current maturities of long-term debt	129,426	73,760
Total current liabilities	432,384	360,965

Long-term debt	362,549	493,407
Deferred income taxes	60,082	55,970
Other liabilities	4,217	5,129
Total liabilities	859,232	915,471

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized;
36,903,777 and 36,413,611 shares issued, and 29,703,777
and 32,913,611 shares outstanding, respectively	37	36
Additional paid-in capital	445,198	440,469
Retained earnings	107,540	95,761
Accumulated other comprehensive income (loss)	3,535	(2,953)
Treasury stock, 7,200,000 and 3,500,000 shares, respectively	(65,808)	(28,201)
Total Green Plains stockholders' equity	490,502	505,112
Noncontrolling interests	-	245
Total stockholders' equity	490,502	505,357
Total liabilities and stockholders' equity	$1,349,734	$1,420,828

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010

Revenues	$3,476,870	$3,553,712	$2,133,922
Cost of goods sold	3,380,099	3,381,480	1,981,396
Gross profit	96,771	172,232	152,526
Selling, general and administrative expenses	(79,019)	(73,219)	(60,475)
Gain on disposal of assets	47,133	-	-
Operating income	64,885	99,013	92,051
Other income (expense)
Interest income	191	310	313
Interest expense	(37,521)	(36,645)	(26,144)
Other, net	(2,399)	(779)	(169)
Total other income (expense)	(39,729)	(37,114)	(26,000)
Income before income taxes	25,156	61,899	66,051
Income tax expense	13,393	23,686	17,889
Net income	11,763	38,213	48,162
Net (income) loss attributable to noncontrolling interests	16	205	(150)
Net income attributable to Green Plains	$11,779	$38,418	$48,012

Earnings per share:
Income attributable to Green Plains stockholders - basic	$0.39	$1.09	$1.55
Income attributable to Green Plains stockholders - diluted	$0.39	$1.01	$1.51
Weighted average shares outstanding:
Basic	30,296	35,276	31,032
Diluted	30,463	41,808	32,347

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2012	2011	2010

Net income	$11,763	$38,213	$48,162
Other comprehensive income:
Unrealized gains (losses) on derivatives arising during period	49,999	(55,356)	(6,803)
Reclassification of realized (gains) losses on derivatives	(39,530)	51,123	6,506
Income tax (expense) benefit related to other comprehensive income	(3,981)	1,700	-
Other comprehensive income (loss)	6,488	(2,533)	(297)
Comprehensive income	18,251	35,680	47,865
Comprehensive (income) loss attributable to noncontrolling interests	16	205	(150)
Comprehensive income attributable to Green Plains	$18,267	$35,885	$47,715

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accum.
					Other			Total
			Additional		Comp			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Income	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity	Interests	Equity
Balance, December 31, 2009	24,957	$25	$292,231	$9,331	$(123)	-	$-	$301,464	$9,244	$310,708
Net income	-	-	-	48,012	-	-	-	48,012	150	48,162
Other comprehensive loss,
net of tax	-	-	-	-	(297)	-	-	(297)	-	(297)
Stock-based compensation	102	-	2,124	-	-	-	-	2,124	-	2,124
Stock options exercised	23	-	200	-	-	-	-	200	-	200
Share issuance	6,325	6	79,726	-	-	-	-	79,732	-	79,732
Acquisition related issuance	4,386	5	56,964	-	-	-	-	56,969	-	56,969
Other	-	-	44	-	-	-	-	44	-	44
Balance, December 31, 2010	35,793	36	431,289	57,343	(420)	-	-	488,248	9,394	497,642
Net income	-	-	-	38,418	-	-	-	38,418	(205)	38,213
Other comprehensive loss,
net of tax	-	-	-	-	(2,533)	-	-	(2,533)	-	(2,533)
Repurchase of common stock	-	-	-	-	-	3,500	(28,201)	(28,201)	-	(28,201)
Purchase of noncontrolling
interest in BlendStar, net	-	-	5,572	-	-	-	-	5,572	(8,944)	(3,372)
Stock-based compensation	593	-	3,429	-	-	-	-	3,429	-	3,429
Stock options exercised	28	-	179	-	-	-	-	179	-	179
Balance, December 31, 2011	36,414	36	440,469	95,761	(2,953)	3,500	(28,201)	505,112	245	505,357
Net income	-	-	-	11,779	-	-	-	11,779	(16)	11,763
Other comprehensive income,
net of tax	-	-	-	-	6,488	-	-	6,488	-	6,488
Repurchase of common stock	-	-	-	-	-	3,700	(37,607)	(37,607)	-	(37,607)
Stock-based compensation	421	1	4,290	-	-	-	-	4,291	-	4,291
Stock options exercised	69	-	452	-	-	-	-	452	-	452
Other	-	-	(13)	-	-	-	-	(13)	(229)	(242)
Balance, December 31, 2012	36,904	$37	$445,198	$107,540	$3,535	7,200	$(65,808)	$490,502	$-	$490,502

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$11,763	$38,213	$48,162
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	52,828	50,076	37,355
Amortization of debt issuance costs	3,069	2,449	1,476
Gain on disposal of assets	(47,133)	-	-
Deferred income taxes	10,704	24,298	16,520
Stock-based compensation expense	4,291	3,429	2,124
Undistributed equity in loss of affiliates	2,398	779	169
Allowance for doubtful accounts	-	142	79
Other	2,309	-	-
Changes in operating assets and liabilities before
effects of business combinations and dispositions:
Accounts receivable	7,538	(17,059)	(30,023)
Inventories	(63,739)	(38,837)	(83,497)
Derivative financial instruments	2,594	24,841	(46,424)
Prepaid expenses and other assets	(671)	4,058	2,933
Accounts payable and accrued liabilities	15,045	23,408	74,642
Unearned revenues	(10,295)	(7,128)	13,046
Other	(1,352)	220	(1,746)
Net cash provided (used) by operating activities	(10,651)	108,889	34,816

Cash flows from investing activities:
Purchases of property and equipment	(26,776)	(42,483)	(20,030)
Acquisition of businesses, net of cash acquired	(1,490)	(8,115)	(41,871)
Proceeds on disposal of assets, net	117,711	-	-
Other	(7,998)	(3,923)	(665)
Net cash provided (used) by investing activities	81,447	(54,521)	(62,566)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	73,100	138,088	128,982
Payments of principal on long-term debt	(120,153)	(206,866)	(75,058)
Proceeds from short-term borrowings	3,324,523	3,525,923	2,133,335
Payments on short-term borrowings	(3,252,444)	(3,543,798)	(2,076,537)
Proceeds from issuance of common stock	-	-	79,732
Payments for repurchase of common stock	(10,445)	(28,201)	-
Change in restricted cash	(6,196)	8,164	(15,229)
Payments of loan fees	(332)	(3,648)	(4,249)
Other	452	(2,247)	200
Net cash provided (used) by financing activities	8,505	(112,585)	171,176

Net change in cash and cash equivalents	79,301	(58,217)	143,426
Cash and cash equivalents, beginning of period	174,988	233,205	89,779
Cash and cash equivalents, end of period	$254,289	$174,988	$233,205

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Continued from the previous page
	Year Ended December 31,
	2012	2011	2010

Supplemental disclosures of cash flow:
Cash paid for income taxes	$737	$971	$9
Cash paid for interest	$33,276	$35,217	$25,828

Supplemental noncash investing and financing activities:
Common stock issued for merger and acquisition activities	$-	$-	$56,969

Assets acquired in acquisitions and mergers	$1,590	$62,686	$214,299
Less: liabilities assumed	(100)	(54,571)	(115,459)
Net assets acquired	$1,490	$8,115	$98,840

Assets disposed of in sale	$191,167	$-	$-
Less: liabilities disposed	(120,589)	-	-
Net assets disposed	$70,578	$-	$-

Short-term note payable issued to repurchase common stock	$27,162	$-	$-

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

Description of Business

The Company operates its business within four segments: (1) production of ethanol and distillers grains, collectively referred to as ethanol production, (2) corn oil production, (3) grain handling and storage, collectively referred to as agribusiness, and (4) marketing and distribution of Company-produced and third-party ethanol, distillers grains, corn oil and other commodities, collectively referred to as marketing and distribution. Additionally, the Company is a partner in a joint venture that was formed to commercialize advanced photo-bioreactor technologies for the growing and harvesting of algal biomass.

Ethanol Production Segment

Green Plains is North America’s fourth largest ethanol producer. The Company operates its nine ethanol plants, which have the capacity to produce approximately 740 million gallons per year, or mmgy, of ethanol, through separate wholly-owned operating subsidiaries. The Company’s ethanol plants also produce co-products such as wet, modified wet or dried distillers grains, as well as corn oil which is reported in a separate segment. The Company’s plants use a dry mill process to produce ethanol and co-products. At capacity, the Company’s plants consume approximately 265 million bushels of corn and produce approximately 2.1 million tons of distillers grains annually.

Corn Oil Production Segment

The Company produces corn oil at all nine of its ethanol plants within the corn oil production segment, which have the capacity to produce approximately 155 million pounds annually. The Company operates its corn oil extraction systems through its wholly-owned subsidiary, Green Plains Commodities LLC. The corn oil systems are designed to extract non-edible corn oil from the whole stillage process immediately prior to production of distillers grains. Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides.

Agribusiness Segment

The Company owns and operates grain handling and storage assets through its agribusiness segment, primarily through its wholly-owned subsidiary, Green Plains Grain Company LLC. Green Plains Grain, after selling a substantial portion of its assets in late 2012, has three grain elevators with approximately 5.8 million bushels of total storage capacity, which supplies a portion of the feedstock for the Company’s ethanol plants. The Company’s ethanol production segment has approximately 11.0 million bushels of storage capacity at its ethanol plants.

Marketing and Distribution Segment

The Company has an in-house marketing business, Green Plains Trade Group LLC, that is responsible for the sales, marketing and distribution of all ethanol, distillers grains and corn oil produced at the Company’s nine ethanol plants. This marketing business provides logistical services for ethanol and other commodities for third party producers. Additionally, through its wholly-owned subsidiary, BlendStar LLC, the Company operates nine blending or terminaling facilities with approximately 846 mmgy of total throughput capacity in seven south central U.S. states.

2.  SUMMARY OF SIGNIFICANT accounting POLICIES

Cash and Cash Equivalents and Restricted Cash

The Company considers short-term highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include bank deposits. The Company also has restricted cash which is comprised of cash restricted as to use for payment towards a revenue bond and cash restricted as to use for payment towards a revolving credit agreement.

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

Sales of agricultural commodities are recognized when title to the product and risk of loss transfer to the customer, which is dependent on the agreed upon sales terms with the customer. These sales terms provide for passage of title either at the time shipment is made or at the time the commodity has been delivered to its destination and final weights, grades and settlement prices have been agreed upon with the customer. Revenues related to grain merchandising are presented gross in the statements of operations with amounts billed for shipping and handling included in revenues and also as a component of cost of goods sold. Revenues from grain storage are recognized as services are rendered.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of these assets is generally computed using the straight-line method over the following estimated useful lives of the assets:

Years
Plant, buildings and improvements	10 - 40
Ethanol production equipment	15 - 40
Other machinery and equipment	5 - 7
Land improvements	20
Railroad track and equipment	20
Computer and software	3 - 5
Office furniture and equipment	5 - 7

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

Goodwill is reviewed for impairment at least annually. The qualitative factors of goodwill are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary.

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

Noncontrolling Interests

Noncontrolling interests in all periods presented include the minority partners’ shares of the equity and income of a majority-owned and consolidated subsidiary of Green Plains Grain and in periods prior to 2012 also included the minority partners’ share of the equity and income of BlendStar. In conjunction with the sale of twelve grain elevators in December 2012, the Company divested its interest in the majority-owned subsidiary of Green Plains Grain. The Company also acquired all remaining noncontrolling interests in BlendStar in July 2011. Noncontrolling interests are classified on the consolidated statements of operations as a part of net income and the accumulated amount of noncontrolling interests are classified on the consolidated balance sheets as a part of stockholders’ equity.

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

The Company recognizes uncertainties in income taxes within the financial statements under a process by which the likelihood of a tax position is gauged based upon the technical merits of the position, and then a subsequent measurement relates the maximum benefit and the degree of likelihood to determine the amount of benefit recognized in the financial statements. The Company excludes interest and penalties on tax uncertainties from the computation of income tax expense. These costs are treated as pre-tax expenses.

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

Effective January 1, 2012, the Company adopted the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amended guidance did not impact the Company’s financial position or results of operations.

Effective January 1, 2013, the Company will adopt the amended guidance in ASC Topic 210, Balance Sheet. The amended guidance addresses disclosure of offsetting financial assets and liabilities. It requires entities to add disclosures showing both gross and net information about instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The updated disclosures will be implemented retrospectively and will not impact the Company’s financial position or results of operations.

3.  ACQUISITIONS AND DISPOSITIONS

Sale of Grain Assets

In December 2012, the Company sold twelve grain elevators located in northwestern Iowa and western Tennessee. The transaction involved approximately 32.6 million bushels, or 83%, of the Company’s reported agribusiness grain storage capacity and all of its agronomy and retail petroleum operations. The divested assets were reported within the Company’s agribusiness segment. The gross proceeds from the sale, including assumption of debt, current liabilities and fees, were $241.0 million. Cash proceeds from the sale totaled $117.7 million and a pre-tax gain from the sale of $47.1 million was included in operating income in the consolidated statement of operations for the year ended December 31, 2012.  The following is a summary of divested assets and liabilities (in thousands):

Amounts of Disposed Assets and Liabilities
Current assets	$146,527
Property and equipment, net	44,640
Current liabilities	92,386
Long-term debt, net	27,974

Acquisition of Otter Tail

In March 2011, the Company acquired an ethanol plant with an expected annual production capacity of 60 mmgy and certain other assets near Fergus Falls, Minnesota for $59.7 million. Consideration included $19.2 million of indebtedness, valued at $18.8 million, and $35.0 million in financing from a group of nine lenders with the remaining $5.9 million paid in cash. The following is a summary of assets acquired and liabilities assumed (in thousands):

Amounts of identifiable assets acquired and liabilities assumed
Inventory	$4,986
Other current assets	738
Property and equipment, net	51,925

Current liabilities	(409)
Other	(138)
Total identifiable net assets	57,102

Goodwill	2,600
Purchase price	$59,702

Acquisition of Tennessee Grain Elevators

In April 2010, the Company acquired agribusiness operations in western Tennessee which included five grain elevators with federally licensed grain storage capacity of 11.7 million bushels. All of the grain elevators acquired are located within 50 miles of the Company’s Obion, Tennessee ethanol plant. Also acquired were grain and fertilizer inventories and other agribusiness assets. The agribusiness assets were acquired for consideration totaling approximately $25.7 million, consisting of cash and $3.3 million in notes to the sellers. The five grain elevators and other assets acquired were owned by Green Plains Grain Company TN LLC, a wholly-owned subsidiary of the Company, and were included in the Company’s agribusiness segment until sold in December 2012. The following is a summary of assets acquired and liabilities assumed (in thousands):

Amounts of identifiable assets acquired and liabilities assumed
Inventory	$6,545
Other current assets	1,679
Property and equipment, net	19,968
Other noncurrent assets	21

Current liabilities	(2,537)
Total identifiable net assets	25,676

Purchase price	$25,676

Acquisition of Global Ethanol, LLC

In October 2010, the Company acquired Global Ethanol, LLC. Global owned two operating ethanol plants which have an estimated combined annual production capacity of approximately 160 million gallons. The Company valued the transaction at approximately $174.2 million, including approximately $147.6 million for the ethanol production facilities and the balance in working capital. The value of the transaction includes the assumption of outstanding debt, which totaled approximately $97.7 million at that time. Upon closing, Global was renamed Green Plains Holdings II LLC, or Holdings II. At closing of the transaction, all outstanding units of Global were exchanged for aggregate consideration consisting of 4,386,027 shares of restricted Company common stock valued at $53.9 million, warrants to purchase 700,000 shares of restricted Company common stock, valued at $3.1 million and $19.5 million in cash. The warrants, recorded as a component of additional paid-in capital, are not transferable, except in certain limited circumstances, and are exercisable for a period of three years from the closing date at a price of $14.00.  In conjunction with the transaction, Holdings II entered into an amendment to its existing credit agreement and the Company contributed $10.0 million of cash equity to Holdings II, $6.0 million of which was utilized to reduce outstanding debt. The following is a summary of assets acquired and liabilities assumed (in thousands):

Amounts of identifiable assets acquired and liabilities assumed
Inventory	$12,749
Other current assets	15,005
Property and equipment, net	133,970

Current liabilities	(11,143)
Other net	(110)
Total identifiable net assets	150,471

Goodwill	23,734
Purchase price	$174,205

4.  GOODWILL

Changes in the carrying amount of goodwill attributable to each business segment during the years ended December 31, 2012 and 2011 were as follows (in thousands):

	Ethanol Production	Marketing and Distribution
	Production	Distribution	Total
Balance, December 31, 2010	$12,527	$10,598	$23,125
Adjustment to Global purchase price allocation	15,152	-	15,152
Acquisition of Otter Tail	2,600	-	2,600
Balance, December 31, 2011	30,279	10,598	40,877
Balance, December 31, 2012	$30,279	$10,598	$40,877

The Company reviews goodwill for impairment at least annually, as of October 1, or more frequently whenever events or changes in circumstances indicate that impairment may have occurred. In 2012, ethanol production experienced a compressed commodity margin environment which adversely affected the business climate in which the Company operates. Also, during 2012, the Company experienced a decline in market capitalization as its stock price reached a 52-week low in the third quarter. As a result of these two adverse factors, the Company performed an interim review of goodwill for potential impairment for its ethanol production reporting units as of September 30, 2012. The Company determined the fair value of the applicable ethanol production reporting units using a combination of the income approach (discounted cash flows of future benefit streams) and market approach (market prices from recent comparable sales transactions). Judgments and assumptions related to revenue, operating income, future short-term and long-term growth rates, weighted average cost of capital, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model. As a result of the interim review, the Company determined that the estimated fair value of its ethanol production reporting units substantially exceeded each of their respective carrying values and no goodwill impairment charge was deemed to be required. The Company updated its goodwill impairment analysis during the fourth quarter of 2012 to test goodwill within the ethanol production segment in connection with its annual impairment testing and no goodwill impairment charge was deemed to be required. Additionally, qualitative factors were assessed during the fourth quarter of 2012 related to goodwill within the Company’s marketing and distribution segment. Based upon this analysis, the Company determined that it was more likely than not that the fair value of the reporting unit was more than its carrying amount and the performance of the two-step goodwill impairment test was not necessary.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The following tables set forth the Company’s assets and liabilities by level that were accounted for at fair value as of December 31, 2012 and 2011 (in thousands):

	Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$254,289	$-	$-	$254,289
Restricted cash	28,015	-	-	28,015
Margin deposits	12,847	-	(12,847)	-
Inventories carried at market	-	61,763	-	61,763
Unrealized gains on derivatives	7,337	3,254	10,347	20,938
Total assets measured at fair value	$302,488	$65,017	$(2,500)	$365,005

Liabilities:
Unrealized losses on derivatives	$2,544	$2,103	$(2,500)	$2,147
Other	107	-	-	107
Total liabilities measured at fair value	$2,651	$2,103	$(2,500)	$2,254

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$174,988	$-	$-	$174,988
Restricted cash	21,820	-	-	21,820
Inventories carried at market	-	112,948	-	112,948
Unrealized gains on derivatives	15,710	6,010	(4,292)	17,428
Total assets measured at fair value	$212,518	$118,958	$(4,292)	$327,184

Liabilities:
Unrealized losses on derivatives	$2,828	$5,287	$(2,698)	$5,417
Margin deposits	1,594	-	(1,594)	-
Inventory financing arrangements	-	8,894	-	8,894
Other	71	-	-	71
Total liabilities measured at fair value	$4,493	$14,181	$(4,292)	$14,382

The Company believes the fair value of its debt approximates book value, which was $663.3 million and $636.8 million at December 31, 2012 and 2011, respectively. The Company estimates the fair value of its outstanding debt using Level 2 inputs. The Company also believes the fair values of its accounts receivable and accounts payable approximate book value, which were $80.5 million and $95.6 million, respectively, at December 31, 2012 and $106.2 million and $172.3 million, respectively, at December 31, 2011.

Although the Company currently does not have any recurring Level 3 financial measurements, the fair values of the tangible assets and goodwill acquired represent Level 3 measurements and were derived using a combination of the income approach, the market approach and the cost approach as considered appropriate for the specific assets being valued.

6.  SEGMENT INFORMATION

Company management reviews financial and operating performance in the following four separate operating segments: (1) production of ethanol and distillers grains, collectively referred to as ethanol production, (2) corn oil production, (3) grain handling and storage, collectively referred to as agribusiness, and (4) marketing and logistics services for Company-produced and third-party ethanol, distillers grains, corn oil and other commodities, and the operation of blending and terminaling facilities, collectively referred to as marketing and distribution. Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities.

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

The following are certain financial data for the Company’s operating segments for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues:
Ethanol production:
Revenues from external customers	$200,443	$128,780	$63,001
Intersegment revenues	1,708,800	2,005,141	1,052,424
Total segment revenues	1,909,243	2,133,921	1,115,425
Corn oil production:
Revenues from external customers	529	1,466	995
Intersegment revenues	57,315	43,391	707
Total segment revenues	57,844	44,857	1,702
Agribusiness:
Revenues from external customers	408,622	358,968	248,619
Intersegment revenues	176,062	195,172	122,133
Total segment revenues	584,684	554,140	370,752
Marketing and distribution:
Revenues from external customers	2,867,276	3,064,498	1,821,307
Intersegment revenues	355	467	293
Total segment revenues	2,867,631	3,064,965	1,821,600
Revenues including intersegment activity	5,419,402	5,797,883	3,309,479
Intersegment eliminations	(1,942,532)	(2,244,171)	(1,175,557)
Revenues as reported	$3,476,870	$3,553,712	$2,133,922

Gross profit (loss):
Ethanol production	$(4,895)	$87,010	$105,079
Corn oil production	32,388	27,067	878
Agribusiness	35,973	34,749	25,199
Marketing and distribution	32,362	23,112	21,192
Intersegment eliminations	943	294	178
	$96,771	$172,232	$152,526
Operating income (loss):
Ethanol production	$(20,393)	$73,242	$93,410
Corn oil production	32,140	26,999	878
Agribusiness	60,030	11,721	5,614
Marketing and distribution	17,290	9,475	9,673
Intersegment eliminations	977	334	188
Corporate activities	(25,159)	(22,758)	(17,712)
	$64,885	$99,013	$92,051

Income (loss) before income taxes:
Ethanol production	$(42,430)	$49,612	$72,903
Corn oil production	32,142	26,998	878
Agribusiness	54,172	6,170	2,464
Marketing and distribution	13,768	6,760	8,330
Intersegment eliminations	977	334	188
Corporate activities	(33,473)	(27,975)	(18,712)
	$25,156	$61,899	$66,051

	Year Ended December 31,
	2012	2011	2010
Depreciation and amortization:
Ethanol production	$44,239	$43,169	$32,619
Corn oil production	1,156	859	44
Agribusiness	4,209	3,975	3,070
Marketing and distribution	1,942	1,623	1,383
Corporate activities	1,282	450	239
	$52,828	$50,076	$37,355

Interest expense:
Ethanol production	$22,081	$23,725	$20,572
Corn oil production	-	-	-
Agribusiness	5,881	5,569	3,169
Marketing and distribution	3,532	2,716	1,344
Intersegment eliminations	(1,137)	(849)	(95)
Corporate activities	7,164	5,484	1,154
	$37,521	$36,645	$26,144

Capital expenditures:
Ethanol production	$7,637	$11,416	$6,763
Corn oil production	725	15,375	6,277
Agribusiness	2,006	8,977	4,525
Marketing and distribution	15,791	2,476	2,275
Corporate activities	617	4,239	190
	$26,776	$42,483	$20,030

The following are total assets for the Company’s operating segments for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011
Total assets:
Ethanol production	$831,939	$879,500
Corn oil production	27,751	24,601
Agribusiness	179,930	233,201
Marketing and distribution	184,541	181,466
Corporate assets	150,797	121,429
Intersegment eliminations	(25,224)	(19,369)
	$1,349,734	$1,420,828

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues:
Ethanol	$2,507,119	$2,720,918	$1,692,450
Distillers grains	433,088	405,094	179,868
Corn oil	58,640	44,857	1,702
Grain	348,413	290,538	193,792
Agronomy products	58,641	61,174	48,881
Other	70,969	31,131	17,229
	$3,476,870	$3,553,712	$2,133,922

7.  INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale, which is valued at market value. During the year ended December 31, 2012, the Company recorded a $2.8 million lower of cost or market adjustment and reclassified $2.4 million of net gains from accumulated other comprehensive income into earnings related to this inventory. Both amounts are reflected in cost of goods sold within the ethanol production segment. The components of inventories are as follows (in thousands):

	December 31,
	2012	2011
Finished goods	$58,080	$57,882
Grain held for sale	61,763	112,948
Raw materials	28,494	23,215
Petroleum & agronomy products held for sale	-	14,206
Work-in-process	13,326	11,418
Supplies and parts	10,346	9,401
	$172,009	$229,070

8.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2012	2011
Plant equipment	$673,454	$690,092
Plant, buildings and improvements	90,240	112,895
Land and improvements	57,491	53,647
Railroad track and equipment	34,070	28,225
Construction-in-progress	3,499	5,573
Computers and software	6,228	4,688
Office furniture and equipment	1,636	1,716
Leasehold improvements and other	5,937	5,751
Total property and equipment	872,555	902,587
Less: accumulated depreciation	(164,445)	(125,798)
Property and equipment, net	$708,110	$776,789

9.  DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2012, the consolidated balance sheets reflect unrealized gains, net of tax, of $3.5 million in accumulated other comprehensive income. The Company expects all of the unrealized gains at December 31, 2012 will be reclassified into income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change.

Fair Values of Derivative Instruments

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the consolidated balance sheets in which the fair values are reflected (in thousands).

	Asset Derivatives'				Liability Derivatives'
	Fair Value at December 31,				Fair Value at December 31,
	2012		2011		2012	2011
Derivative financial instruments (1)	$8,091	(2)	$19,022	(3)	$-	$-
Accrued and other liabilities	-		-		2,103	5,280
Other liabilities	-		-		44	137
Total	$8,091		$19,022		$2,147	$5,417

(1)  Derivative financial instruments as reflected on the balance sheet include a margin deposit asset of $12.8 million and a margin deposit liability of $1.6 million at December 31, 2012 and 2011, respectively.

(2)  Balance at December 31, 2012, includes $2.1 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

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

Gains (Losses) on Derivative Instruments Not	Year Ended December 31,
Designated in a Hedging Relationship	2012	2011	2010
Revenue	$(6,206)	$1,595	$2,480
Cost of goods sold	(12,050)	(35,013)	(28,057)
Net decrease recognized in earnings before tax	$(18,256)	$(33,418)	$(25,577)

Gain (Loss) Due to Ineffectiveness	Year Ended December 31,
of Cash Flow Hedges	2012	2011	2010
Revenue	$(10)	$(201)	$(100)
Cost of goods sold	-	(30)	30
Net decrease recognized in earnings before tax	$(10)	$(231)	$(70)

Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)	Year Ended December 31,
into Net Income (Loss)	2012	2011	2010
Revenue	$(17,318)	$(46,686)	$(11,135)
Cost of goods sold	56,848	(4,437)	4,629
Net increase (decrease) recognized in earnings before tax	$39,530	$(51,123)	$(6,506)

Effective Portion of Cash Flow Hedges Recognized in	Year Ended December 31,
Other Comprehensive Income (Loss)	2012	2011	2010
Commodity Contracts	$49,999	$(55,356)	$(6,803)

There were no gains or losses due to the discontinuance of cash flow hedge treatment or fair value hedge exposure during the year ended December 31, 2012.

The table below summarizes the volumes of open commodity derivative positions as of December 31, 2012 (in thousands):

December 31, 2012
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity
Futures	(7,835)				Bushels	Corn, Soybeans and Wheat
Futures	1,250	(3)			Bushels	Corn
Futures	(44,294)				Gallons	Ethanol
Futures	(54,012)	(3)			Gallons	Ethanol
Options	10,024				Bushels	Corn, Soybeans and Wheat
Options	1,240				Gallons	Ethanol
Forwards			622	(251)	Bushels	Corn and Soybeans
Forwards			15,801	(284,487)	Gallons	Ethanol
Forwards			6	(71)	Tons	Distillers Grains
Forwards			-	(28,992)	Pounds	Corn Oil

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Revenues and cost of goods sold under such contracts are summarized in the table below for the periods indicated (in thousands).

	Year Ended December 31,
	2012	2011	2010
Revenue	$26,563	$133,619	$30,252
Cost of goods sold	$26,072	$132,234	$30,283

10. DEBT

The principal balances of the components of long-term debt are as follows (in thousands):

	December 31,
	2012	2011
Green Plains Bluffton:
$70.0 million term loan	$41,018	$48,018
$20.0 million revolving term loan	20,000	20,000
$22.0 million revenue bond	17,510	19,120
Green Plains Central City:
$55.0 million term loan	38,635	46,558
$30.5 million revolving term loan	28,639	24,739
$11.0 million revolving line of credit	10,600	-
Equipment financing loan	105	170
Green Plains Holdings II:
$34.1 million term loan	-	27,914
$42.6 million revolving term loan	-	35,679
$15.0 million revolver	-	15,000
$26.4 million term loan	21,914	-
$51.1 million revolving term loan	45,320	-
Other	-	194
Green Plains Obion:
$60.0 million term loan	13,479	25,670
$37.4 million revolving term loan	37,400	36,200
Note payable	-	85
Equipment financing loan	334	445
Economic development grant	1,335	1,424
Green Plains Ord:
$25.0 million term loan	17,675	21,300
$13.0 million revolving term loan	12,151	12,151
$5.0 million revolving line of credit	4,749	3,349
Green Plains Otter Tail:
$30.3 million term loan	22,791	27,386
$4.7 million revolver	4,675	4,675
$19.2 million note payable	19,014	18,883
Capital lease payable	53	166
Green Plains Shenandoah:
$30.0 million term loan	-	6,068
$17.0 million revolving term loan	17,000	17,000
Green Plains Superior:
$40.0 million term loan	15,250	20,750
$10.0 million revolving term loan	10,000	10,000
Equipment financing loan	89	156

Continued on the following page

Continued from the previous page

	December 31,
	2012	2011
Green Plains Grain:
$30.0 million term loan	-	27,833
Equipment financing loans	-	311
Notes payable	-	2,000
Corporate:
$90.0 million convertible notes	90,000	90,000
Notes Payable	1,625	1,625
Capital Lease	403	606
Other	211	1,692
Total long-term debt	491,975	567,167
Less: current portion of long-term debt	(129,426)	(73,760)
Long-term debt	$362,549	$493,407

 Scheduled long-term debt repayments are as follows (in thousands):

Year Ending December 31,	Amount
2013	$129,426
2014	40,160
2015	137,057
2016	106,315
2017	28,599
Thereafter	50,418
Total	$491,975

Short-term notes payable and other borrowings at December 31, 2012 included working capital revolvers at Green Plains Grain and Green Plains Trade with outstanding balances of $105.0 million and $39.1 million, respectively, and a $27.2 million short-term note payable issued in conjunction with the March 2012 repurchase of common stock. Short-term notes payable and other borrowings at December 31, 2011 included working capital revolvers at Green Plains Grain and Green Plains Trade with outstanding balances of $27.0 million and $33.7 million, respectively, and an inventory financing arrangement at Green Plains Grain of $8.9 million.

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
·

(1) adjusted EBITDA divided by (2) fixed charges, which are generally the sum of interest expense, scheduled principal payments, distributions, and maintenance capital, within the ethanol production segment.

·

(1) EBITDA, less capital expenditures and interest expense of working capital financings divided by (2) scheduled principal payments and interest expense on long-term indebtedness, within the agribusiness segment.

·

(1) EBITDA less capital expenditures less distributions less cash taxes, divided by (2) all debt payments for the previous four quarters, on a trailing quarter basis, within the marketing and distribution segment.

•	Leverage ratio – total liabilities divided by tangible net worth.

*Certain credit agreements allow for the inclusion of equity contributions from the parent company in the calculations of the debt service and fixed charge coverage ratios.

Ethanol Production Segment

Loan Repayment Terms

•	Term Loans –

o	Scheduled principal payments are as follows:

•	Green Plains Bluffton	$0.6 million per month
•	Green Plains Central City	$0.5 million per month
•	Green Plains Holdings II	$1.5 million per quarter
•	Green Plains Obion	$2.4 million per quarter
•	Green Plains Ord	$0.2 million per month
•	Green Plains Otter Tail	$0.4 million per month
•	Green Plains Superior	$1.4 million per quarter

o	Final maturity dates (at the latest) are as follows:

•	Green Plains Bluffton	November 19, 2013
•	Green Plains Central City	July 1, 2016
•	Green Plains Holdings II	July 1, 2016
•	Green Plains Obion	August 20, 2014
•	Green Plains Ord	July 1, 2016
•	Green Plains Otter Tail	September 1, 2018
•	Green Plains Superior	July 20, 2015

o

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

o	As of December 31, 2012, free cash flow payments are discontinued when the aggregate of such future payments meets the following amounts:

•	Green Plains Bluffton	$15.0 million
•	Green Plains Central City and
	Green Plains Ord combined	$16.0 million
•	Green Plains Obion	$10.1 million
•	Green Plains Superior	$10.0 million

o	Free cash flow payments currently are not to exceed the following amounts in any given year:

•	Green Plains Bluffton	$4.0 million
•	Green Plains Central City and
	Green Plains Ord combined	$4.0 million
•	Green Plains Obion	$8.0 million

•

Revolving Term Loans – The revolving term loans are generally available for advances throughout the life of the commitment, subject, in certain cases, to borrowing base restrictions. Allowable advances under the Green Plains Shenandoah loan agreement are reduced by $1.0 million each six-month period commencing on June 1, 2013. Allowable advances under the Green Plains Superior loan agreement are reduced by $2.5 million each six-month period commencing on the first day of the month beginning six months after repayment of the term loan, but in no event later than January 1, 2016. Allowable advances under the Green Plains Obion loan agreement are reduced by $4.7 million on a semi-annual basis commencing on March 1, 2015. Allowable advances under the Green Plains Holdings II loan agreement are reduced by $2.7 million on a semi-annual basis commencing on April 1, 2012 and are reduced by $5.7 million on a semi-annual basis commencing on October 1, 2016. Interest-only payments are due each month on all revolving term loans until the final maturity date for the Green Plains Bluffton, Green Plains Central City, Green Plains Ord, Green Plains Otter Tail, Green Plains Shenandoah, and Green Plains Superior loan agreements.

o	Final maturity dates (at the latest) are as follows:

•	Green Plains Bluffton	November 19, 2013
•	Green Plains Central City	July 1, 2016
•	Green Plains Holdings II	October 1, 2018
•	Green Plains Obion	September 1, 2018
•	Green Plains Ord	July 1, 2016
•	Green Plains Shenandoah	March 1, 2018
•	Green Plains Superior	July 1, 2017

•

Revolvers – The revolvers generally support the working capital needs of the respective facilities and are subject to borrowing base requirements of between 60% and 85% of eligible inventory and receivables.

o	Final maturity dates are as follows:

•	Green Plains Central City	June 27, 2013
•	Green Plains Ord	June 27, 2013
•	Green Plains Otter Tail	March 19, 2013

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

Covenants

The loan agreements contain affirmative covenants (including financial covenants) and negative covenants including:

•	Maintenance of working capital, including unused portion of revolver, as follows:

o	Green Plains Bluffton$12.0 million
o	Green Plains Central City

  and Green Plains Ord combined$10.0 million excluding current maturities of long-term debt.

o	Green Plains Holdings II$20.0 million (increasing periodically until reaching $22.5 million by

      March 31, 2013)

o	Green Plains Obion$9.0 million
o	Green Plains Otter Tail$8.0 million
o	Green Plains Shenandoah$8.0 million
o	Green Plains Superior$3.0 million

•	Maintenance of net worth as follows:

o	Green Plains Holdings II$80.0 million
o	Green Plains Obion $90.0 million
o	Green Plains Shenandoah$60.0 million
o	Green Plains Superior $23.0 million

•	Maintenance of tangible net worth as follows:

o	Green Plains Bluffton$82.5 million
o	Green Plains Otter Tail$8.0 million

•	Maintenance of tangible owner’s equity as follows:

o	Green Plains Blufftonat least 50%

•	Maintenance of certain annual coverage ratios as follows:

Fixed charge coverage ratios:

o	Green Plains Bluffton 1.15 to 1.0
o	Green Plains Central City

  and Green Plains Ord combined1.15 to 1.0

o	Green Plains Otter Tail1.15 to 1.0

Debt service coverage ratios:

o	Green Plains Holdings II1.0 to 1.0 increasing to 1.25 to 1.0 in 2013
o	Green Plains Obion1.0 to 1.0 in 2013
o	Green Plains Shenandoah1.0 to 1.0 in 2013
o	Green Plains Superior 1.0 to 1.0

•	Annual capital expenditures will be limited as follows:

o	Green Plains Bluffton$2.0 million
o	Green Plains Central City$2.0 million

o	Green Plains Holdings II$5.0 million (increasing to $6.0 million in 2013)
o	Green Plains Obion$2.0 million
o	Green Plains Ord$2.0 million
o	Green Plains Otter Tail$5.0 million (decreasing to $2.0 million in 2014)
o	Green Plains Shenandoah$1.3 million
o	Green Plains Superior$0.6 million

•

Allowable dividends or other annual distributions from each respective subsidiary, subject to certain additional restrictions including compliance with all loan covenants, terms and conditions, are as follows:

o	Green Plains BlufftonUp to 35% of net profit before tax, and up to an additional 15% of net profit before tax, after free cash flow payment is made

o	Green Plains Central City

 and Green Plains OrdUp to 35% of net profit before tax, and an unlimited amount may be distributed after free cash flow payment is made, provided maintenance of 70%

      tangible owner equity

o	Green Plains ObionUp to 40% of net profit before tax, and unlimited after free cash flow payment is made

o	Green Plains Otter Tail Up to 40% of net profit before tax, and a reasonable amount may be distributed provided maintenance of 40% tangible owner equity

o	Green Plains ShenandoahUp to 40% of net profit before tax and unlimited after free cash flow payment is made

o	Green Plains SuperiorUp to 40% of net profit before tax and unlimited after free cash flow payment is made

Subsidiaries within the ethanol production segment were in compliance with their debt covenants as of December 31, 2012.

Bluffton Revenue Bond

•

Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the City of Bluffton, Indiana. The revenue bond requires: (1) semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019, and (2) a final principal and interest payment of $3.745 million on September 1, 2019.

•	The revenue bond bears interest at 7.50% per annum.
•	At December 31, 2012, Green Plains Bluffton had $3.2 million of cash that was restricted as to use for payment towards the current maturity and interest of the revenue bond.

Otter Tail Revenue Bond

Green Plains Otter Tail also issued $19.2 million in senior notes under New Market Tax Credits financing. The notes bear interest at 4.75% per annum, payable monthly and require monthly principal payments of approximately $0.3 million beginning in October 2014. The notes mature on September 1, 2018 with an expected outstanding balance of $4.7 million upon maturity.

Agribusiness Segment

The Green Plains Grain loan is comprised of a $195.0 million revolving credit facility with various lenders. The revolving credit facility matures on October 28, 2013.

The revolving credit facility includes total revolving credit commitments of $195.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $55.0 million of new lender commitments upon agent approval. As security for the revolving credit facility, the lender receives a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment. Advances are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period plus the applicable margin or a rate per annum equal to the base rate plus the applicable margin.

The revolving credit facility agreement contains certain financial covenants and restrictions, including the following:

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

Subsidiaries within the agribusiness segment were in compliance with their debt covenants at December 31, 2012.

Marketing and Distribution Segment

The Green Plains Trade loan is comprised of a senior secured revolving credit facility. Under the loan agreement, as amended, the lender will loan up to $70.0 million, subject to a borrowing base equal to 85% of eligible receivables. The balance is subject to interest charges of either: (1) base rate (lender’s commercial floating rate plus 2.5%); or, (2) LIBOR plus 3.5%. At December 31, 2012, Green Plains Trade had $24.8 million in cash that was restricted as to use for payment towards the loan agreement. Such cash is presented in restricted cash on the consolidated balance sheets. The amended revolving credit facility expires on March 31, 2014.

The loan agreement contains certain financial covenants and restrictions, including the following:

•	Maintenance of a fixed charge coverage ratio not less than 1.15 to 1.0.
•	Capital expenditures for Green Plains Trade are restricted to $0.5 million per year.

Green Plains Trade was in compliance with its debt covenants at December 31, 2012.

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

Capitalized Interest

The Company had $285 thousand in capitalized interest during the year ended December 31, 2012 and no capitalized interest for years ended December 31, 2011 and 2010.

Restricted Net Assets

At December 31, 2012, there were approximately $481.4 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

Grants under the equity incentive plans may include:

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

•

Deferred Stock Units – Deferred stock units may be granted to directors and employees with ownership of the common stock vesting immediately or over a period determined by the Compensation Committee and stated in the award. As determined by the Compensation Committee, deferred stock units granted to date vest over a specific period with underlying shares of common stock issuable in a period beyond the vesting date. Compensation expense was recognized upon the grant award date if fully vested, or over the requisite vesting period.

For stock options granted during the periods indicated below, the fair value of options granted was estimated on the date of grant using the Black‑Scholes option‑pricing model, a pricing model acceptable under GAAP, with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected life	6.0	*	6.0
Interest rate	0.63%	*	2.32%
Volatility	76.26%	*	63.13%
Dividend yield	-	*	-

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

A summary of stock option activity for the year ended December 31, 2012 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	1,122,499	$15.68	3.8	$1,374
Granted	10,000	4.32
Exercised	(68,832)	6.57		98
Forfeited	(7,500)	4.32
Expired	(329,417)	29.81
Outstanding at December 31, 2012	726,750	$10.10	4.3	$625
Exercisable at December 31, 2012 (1)	713,750	$10.04	4.2	$625
(1)	Includes in-the-money options totaling 267,500 shares at a weighted-average exercise price of $5.50.

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

The following table summarizes non-vested stock activity and deferred stock unit activity for the year ended December 31, 2012:

	Non-Vested Shares and Deferred Stock Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Nonvested at December 31, 2011	486,012	$11.81
Granted	550,011	10.57
Forfeited	(13,117)	11.85
Vested	(394,816)	10.72
Nonvested at December 31, 2012	628,090	$11.41	1.7

Compensation costs expensed for share-based payment plans described above were approximately $5.5 million, $4.4 million and $2.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, there were $4.2 million of unrecognized compensation costs from share-based compensation arrangements, which is related to non-vested shares. This compensation is expected to be recognized over a weighted-average period of approximately 1.7 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 38% of these expense amounts.

12.  EARNINGS PER SHARE

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

	Year Ended December 31,
	2012	2011	2010
Basic EPS:
Net income attributable to Green Plains	$11,779	$38,418	$48,012
Weighted average shares outstanding - basic	30,296	35,276	31,032
Income attributable to Green Plains stockholders - basic	$0.39	$1.09	$1.55

Diluted EPS:
Net income attributable to Green Plains	$11,779	$38,418	$48,012
Interest and amortization on convertible debt, net of tax effect	-	3,610	700
Net income attributable to Green Plains on an as-if-converted basis	$11,779	$42,028	$48,712

Weighted average shares outstanding - basic	30,296	35,276	31,032
Effect of dilutive convertible debt	-	6,280	1,015
Effect of dilutive stock-based compensation awards	167	252	300
Total potential shares outstanding	30,463	41,808	32,347

Income attributable to Green Plains stockholders - diluted	$0.39	$1.01	$1.51

Excluded from the computations of diluted EPS for the years ended December 31, 2012, 2011 and 2010, were stock options, stock awards and DSUs totaling 0.8 million,  0.9 million and 0.7 million shares, respectively, because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the respective periods. Also, the effect of the convertible debt is excluded from the computation of diluted EPS for the year ended December 31, 2012 as inclusion would be antidilutive. As consideration for the Global acquisition in October 2010, the Company issued warrants for 700,000 shares of its restricted stock at a price of $14.00 per share exercisable for a period of three years from the closing date. The warrants are excluded from the computations of diluted EPS as the exercise price was greater than the average market price of the Company’s common stock for the years ended December 31, 2012, 2011 and 2010.

13.  TREASURY STOCK

In March 2012 and September 2011, the Company repurchased 3.7 million shares and 3.5 million shares of its common stock for $37.2 million and $28.0 million, respectively. Shares of repurchased common stock are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the accompanying consolidated balance sheets. When shares are reissued, the Company will use the weighted average cost method for determining the cost basis. The difference between the cost of the shares and the issuance price will be added or deducted from additional paid-in capital. The Company does not have a share repurchase program and does not intend to retire the repurchased shares.

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

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current	$2,689	$(612)	$1,369
Deferred	10,704	24,298	16,520
Total	$13,393	$23,686	$17,889

Differences between the income tax expense (benefit) computed at the statutory federal income tax rate and as presented on the consolidated statements of operations are summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Tax expense at federal statutory
rate of 35%	$8,810	$21,737	$23,118
State income tax expense (benefit), net
of federal expense	1,970	2,989	(1,883)
Increase (decrease) in valuation allowance
against deferred tax assets	2,086	(2,084)	(3,749)
Other	527	1,044	403
Income tax expense	$13,393	$23,686	$17,889

The Company’s state income tax benefit for the year ended December 31, 2010 includes state income tax expense on income which was more than offset by certain state tax benefits and credits that will expire in years 2013 through 2023.

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards - Federal	$10,688	$14,863
Net operating loss carryforwards - State	1,275	671
Tax credit carryforwards - Federal	2,354	1,354
Tax credit carryforwards - State	5,637	6,193
Derivative financial instruments	-	1,540
Organizational and start-up costs	4,245	6,373
Stock-based compensation	4,031	3,283
Inventory valuation	613	711
Accrued Expenses	6,361	4,857
Deferred Revenue	509	590
Other	101	189
Total deferred tax assets	35,814	40,624

Deferred tax liabilities:
Derivative financial instruments	$(2,074)	$-
Fixed assets	(82,867)	(76,250)
Investment in partnerships	(45)	(946)
Total deferred tax liabilities	(84,986)	(77,196)
Valuation allowance	(4,840)	(2,754)
Deferred income taxes	$(54,012)	$(39,326)

As of December 31, 2012 and 2011, the Company had federal net operating loss carryforwards of $30.5 million and $42.5 million, respectively, which are available to reduce future federal income tax, if any, through 2031. In addition, the Company has state net operating losses, and federal and state tax credit carryforwards. The deferred tax valuation allowance of $4.8 million as of December 31, 2012 includes federal and state valuation allowances of $0.7 million and $4.1 million, respectively. The state valuation allowance is related to certain Iowa and Tennessee tax credits that will expire in years 2013 through 2023. The Company continues to maintain a valuation allowance against some of its net deferred tax assets at December 31, 2012 due to the uncertainty of realizing these assets in the future. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and other tax attributes during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The Company conducts business and files tax returns in several states within the U.S. The Company’s federal and state returns for the tax years ended November 30, 2008 and later are still subject to audit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2012	$107
Gross increases from tax positions in prior periods	-
Settlements	-
Balance at December 31, 2012	$107

The unrecognized tax benefits, if recognized, would favorably impact the Company’s effective tax rate. The Company accrues interest and penalties associated with uncertain tax positions as part of selling, general and administrative expense.

15.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $18.3 million, $16.8 million and $11.3 million during the years ended December 31, 2012, 2011 and 2010, respectively. Aggregate minimum lease payments under these agreements for future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2013	$18,942
2014	12,046
2015	9,992
2016	8,087
2017	3,486
Thereafter	1,752
Total	$54,305

Commodities

As of December 31, 2012 the Company had contracted for future purchases of grain, natural gas, ethanol and distillers grains valued at approximately $273.1 million, $2.9 million, $15.4 million and $2.1 million, respectively.

Legal

In April 2011, Aventine Renewable Energy, Inc. filed a complaint in the United States Bankruptcy Court for the District of Delaware in connection with its Chapter 11 bankruptcy naming as defendants Green Plains Renewable Energy, Inc., Green Plains Obion LLC, Green Plains Bluffton LLC, Green Plains VBV LLC and Green Plains Trade Group LLC. This action alleged $24.4 million of damages from preferential transfers or, in the alternative, $28.4 million of damages from fraudulent transfers under an ethanol marketing agreement and an unspecified amount of damages for a continuing breach of a termination agreement related to rail cars. In April 2012, the parties mutually agreed to a negotiated settlement whereby the Company agreed to a cash payment and the purchase of 20 million gallons of ethanol from Aventine over a four-month period beginning in May 2012. An after-tax charge of $2.4 million for the settlement was reflected in operations for the year ended December 31, 2012.

In addition to the above-described proceeding, the Company is currently involved in other litigation that has arisen in the ordinary course of business, but it does not believe that any other pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

16.  EMPLOYEE BENEFIT PLANS

The Company offers eligible employees a comprehensive employee benefits plan that includes health, dental, vision, life and accidental death, short-term disability, long-term disability, and flexible spending accounts. Additionally, the Company offers a 401(k) retirement plan that enables eligible employees to save on a tax-deferred basis up to the limits allowable under the Internal Revenue Code. The Company matches up to 4% of eligible employee contributions. Employee and employer contributions are 100% vested immediately. Employer contributions to the 401(k) plan were $0.9 million, $0.9 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Green Plains Grain contributes to a defined benefit pension plan. Although benefits under the plan were frozen as of January 1, 2009, Green Plains Grain remains obligated to ensure that the plan is funded in accordance with applicable requirements. As of December 31, 2012, assets of the plan were $5.6 million and liabilities of the plan were $6.3 million. Excess plan liabilities over plan assets of $0.7 million and $0.7 million are included in other liabilities on the consolidated balance sheets at December 31, 2012 and 2011, respectively. Minimum funding standards generally require a plan’s underfunding to be made up over a seven-year period. The amount of underfunding could increase or decrease based on investment returns of the plan’s assets or changes in the assumed discount rate used to value benefit obligations.

17.  RELATED PARTY TRANSACTIONS

Short-Term Note Payable

On March 9, 2012, the Company repurchased 3.7 million shares of its common stock from a subsidiary of NTR plc, which was previously the largest shareholder of the Company, for $37.2 million. The Company paid $10.0 million in cash and issued a secured note bearing 5% interest per annum for $27.2 million that is due on March 9, 2013. The $27.2 million note is secured by the shares repurchased and the Company’s interest in Green Plains Shenandoah LLC. At December 31, 2012, $27.2 million was outstanding on the note payable.

Commercial Contracts

Two subsidiaries have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital, is a member of the Company’s Board of Directors. Totals of $0.2 million and $0.5 million were included in debt at December 31, 2012 and 2011, respectively, under these financing arrangements. Payments, including principal and interest, totaled $0.3 million, $0.7 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, and the weighted average interest rate for all outstanding financing agreements is 6.1%.

The Company has entered into ethanol purchase, sale and throughput agreements with Center Oil Company. Gary R. Parker, President and Chief Executive Officer of Center Oil, is a member of the Company’s Board of Directors. During the year ended December 31, 2012, cash receipts from Center Oil totaled $20.6 million and payments to Center Oil totaled $5.3 million on these contracts. During the year ended December 31, 2011, cash receipts from Center Oil totaled $146.9 million and payments to Center Oil totaled $8.7 million on these contracts. During the year ended December 31, 2010, cash receipts and payments totaled $81.6 million and $6.3 million, respectively, on these contracts. The Company had $14 thousand and $1.0 million included in accounts receivable, net of any outstanding payables, from Center Oil at December 31, 2012 and 2011, respectively.

Aircraft Lease

The Company has entered into an agreement with Hoovestol, Inc. for the lease of an aircraft. Wayne B. Hoovestol, President of Hoovestol Inc., is Chairman of the Company’s Board of Directors. The Company has agreed to pay $6,667 per month for use of up to 100 hours per year of the aircraft. Any flight time in excess of 100 hours per year will incur additional hourly-based charges. For the years ended December 31, 2012, 2011 and 2010, payments related to this lease totaled $121 thousand, $149 thousand and $67 thousand, respectively. The Company did not have any payables to Hoovestol Inc at December 31, 2012 or 2011.

18.  QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth certain unaudited financial data for each of the quarters within the years ended December 31, 2012 and 2011 (in thousands, except per share amounts). This information has been derived from the Company’s consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenues	$883,707	$947,413	$870,356	$775,395
Cost of goods sold	841,736	919,516	852,222	766,625
Operating income (loss) (1)	68,435	8,624	(1,083)	(11,091)
Other expense	(9,273)	(10,234)	(10,616)	(9,606)
Income tax expense (benefit)	26,142	(604)	(4,145)	(8,001)
Net income (loss) attributable to Green Plains	33,023	(1,002)	(7,550)	(12,692)
Basic earnings (loss) per share attributable to Green Plains	1.11	(0.03)	(0.25)	(0.39)
Diluted earnings (loss) per share attributable to Green
Plains	0.94	(0.03)	(0.25)	(0.39)

(1) Operating income for the three months ended December 31, 2012, included a $47.1 million gain on the disposal of assets. Refer to Note 3 – Acquisitions and Dispositions for further detail of the transaction.

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

Schedule I – Condensed Financial Information of the Registrant (Parent Company Only)

GREEN PLAINS RENEWABLE ENERGY, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF BALANCE SHEET – PARENT COMPANY ONLY

(in thousands)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$100,051	$71,547
Accounts receivable, including amounts from related parties of
$30 and $51, respectively	88	202
Prepaid expenses and other	728	698
Due from subsidiaries	8,284	-
Total current assets	109,151	72,447

Property and equipment, net	3,759	4,425
Investment in consolidated subsidiaries	493,057	526,470
Other assets	19,225	13,121
Total assets	$625,192	$616,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,516	$1,600
Accrued liabilities	13,354	7,808
Due to subsidiaries	-	8,947
Short term notes payable	27,162	-
Current maturities of long-term debt	1,840	204
Total current liabilities	43,872	18,559

Long-term debt	90,188	92,028
Other liabilities	630	764
Total liabilities	134,690	111,351

Stockholders' equity
Common stock	37	36
Additional paid-in capital	445,198	440,469
Retained earnings	107,540	95,761
Accumulated other comprehensive income (loss)	3,535	(2,953)
Treasury stock	(65,808)	(28,201)
Total stockholders' equity	490,502	505,112
Total liabilities and stockholders' equity	$625,192	$616,463

See accompanying notes to the condensed financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Selling, general and administrative expenses	$-	$471	$-
Operating income (loss)	-	(471)	-
Other income (expense)
Interest income	112	197	324
Interest expense	(7,165)	(5,484)	(1,154)
Other, net	(2,399)	(779)	(169)
Total other expense	(9,452)	(6,066)	(999)
Loss before income taxes	(9,452)	(6,537)	(999)
Income tax benefit	218	2,462	976
Loss before equity in earnings of subsidiaries	(9,234)	(4,075)	(23)
Equity in earnings of consolidated subsidiaries	21,013	42,493	48,035
Net income	$11,779	$38,418	$48,012

See accompanying notes to the condensed financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF CASH FLOWS – PARENT COMPANY ONLY

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:	$(279)	$36,400	$(10,616)
Net cash provided (used) by operating activities	(279)	36,400	(10,616)

Cash flows from investing activities:
Purchases of property and equipment	(616)	(4,239)	(189)
Investment in subsidiaires, net	54,426	(32,651)	(46,459)
Issuance of notes receivable from subsidiaries,
net of payments received	(6,832)	(9,011)	(8,550)
Other, net	(7,998)	(4,162)	(665)
Net cash used by investing activities	38,980	(50,063)	(55,863)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	-	-	90,000
Payments of principal on long-term debt	(204)	(535)	(500)
Purchase of noncontrolling interests	-	(3,125)	-
Proceeds from issuance of common stock	-	-	79,732
Payments for repurchase of common stock	(10,445)	(28,201)	-
Other, net	452	2,506	221
Net cash provided (used) by financing activities	(10,197)	(29,355)	169,453

Net change in cash and equivalents	28,504	(43,018)	102,974
Cash and cash equivalents, beginning of period	71,547	114,565	11,591
Cash and cash equivalents, end of period	$100,051	$71,547	$114,565

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

2.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Parent Company leases certain facilities under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Parent Company incurred lease expenses of $0.9 million, $1.0 million and $1.2 million during the years ended December 31, 2012, 2011 and 2010, respectively. Aggregate minimum lease payments under these agreements for future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2013	$908
2014	751
2015	763
2016	788
2017	121
Thereafter	126
Total	$3,457

Parent Guarantees

The various operating subsidiaries of the Parent Company enter into contracts as a routine part of their business activities. Examples of these contracts include financing and lease arrangements, commodity purchase and sale agreements, and agreements with vendors. In certain instances, the contractual obligations of such subsidiaries are guaranteed by, or otherwise supported by the Parent Company. As of December 31, 2012, the Parent Company had $66.3 million in guarantees of subsidiary contracts and indebtedness.

3.  DEBT

Parent Company debt is comprised of convertible notes issued in November 2010, notes payable and capital leases obligations.

Scheduled long-term debt repayments are as follows (in thousands):

Year Ending December 31,	Amount
2013	$1,840
2014	188
2015	90,000
2016	-
2017	-
Thereafter	-
Total	$92,028

In conjunction with the March 9, 2012 repurchase of its common stock from a subsidiary of NTR plc, which was previously the Company’s largest shareholder, the Company signed a one-year promissory note bearing 5% interest per annum in the amount of $27.2 million. The $27.2 million note is included as a short term note payable and is secured by the shares repurchased and the Company’s interest in Green Plains Shenandoah LLC.