Form 10-Q
period 2013-03-31
Green Plains Renewable Energy, Inc.
filed 2013-05-02
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of April 30, 2013 was 30,115,628 shares.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$229,808	$254,289
Restricted cash	11,824	25,815
Accounts receivable, net of allowances of $219 and $219, respectively	78,896	80,537
Inventories	165,381	172,009
Prepaid expenses and other	7,579	12,314
Deferred income taxes	3,934	2,133
Derivative financial instruments	26,244	20,938
Total current assets	523,666	568,035
Property and equipment, net of accumulated depreciation of
$177,175 and $164,445, respectively	697,382	708,110
Goodwill	40,877	40,877
Other assets	31,485	32,712
Total assets	$1,293,410	$1,349,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$70,732	$95,564
Accrued and other liabilities	24,258	32,475
Unearned revenue	6,982	3,617
Short-term notes payable and other borrowings	158,496	171,302
Current maturities of long-term debt	78,777	129,426
Total current liabilities	339,245	432,384

Long-term debt	401,794	362,549
Deferred income taxes	59,906	60,082
Other liabilities	4,068	4,217
Total liabilities	805,013	859,232

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized;
37,316,382 and 36,903,777 shares issued, and 30,116,382
and 29,703,777 shares outstanding, respectively	37	37
Additional paid-in capital	446,472	445,198
Retained earnings	110,095	107,540
Accumulated other comprehensive income (loss)	(2,399)	3,535
Treasury stock, 7,200,000 shares	(65,808)	(65,808)
Total stockholders' equity	488,397	490,502
Total liabilities and stockholders' equity	$1,293,410	$1,349,734

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012

Revenues	$765,476	$775,395
Cost of goods sold	738,262	766,625
Gross profit	27,214	8,770
Selling, general and administrative expenses	14,510	19,861
Operating income (loss)	12,704	(11,091)
Other income (expense)
Interest income	39	39
Interest expense	(8,070)	(9,067)
Other, net	(520)	(578)
Total other income (expense)	(8,551)	(9,606)
Income (loss) before income taxes	4,153	(20,697)
Income tax expense (benefit)	1,598	(8,001)
Net income (loss)	2,555	(12,696)
Net loss attributable to noncontrolling interests	-	4
Net income (loss) attributable to Green Plains	$2,555	$(12,692)

Earnings per share:
Net income (loss) attributable to Green Plains - basic	$0.09	$(0.39)
Net income (loss) attributable to Green Plains - diluted	$0.08	$(0.39)
Weighted average shares outstanding:
Basic	29,933	32,238
Diluted	30,210	32,238

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012

Net income (loss)	$2,555	$(12,696)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during period,
net of tax expense (benefit) of $8,502 and $(25), respectively	(12,637)	43
Reclassification of realized losses on derivatives, net of tax
benefit of $4,509 and $1,491, respectively	6,703	2,590
Total other comprehensive income (loss), net of tax	(5,934)	2,633
Comprehensive loss	(3,379)	(10,063)
Comprehensive loss attributable to noncontrolling interests	-	4
Comprehensive loss attributable to Green Plains	$(3,379)	$(10,059)

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$2,555	$(12,696)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and amortization	12,609	13,158
Amortization of debt issuance costs	1,055	775
Deferred income taxes	2,015	(6,482)
Stock-based compensation expense	883	1,171
Undistributed equity in loss of affiliates	520	578
Allowance for doubtful accounts	-	46
Other	806	-
Changes in operating assets and liabilities before
effects of business combinations:
Accounts receivable	1,641	13,534
Inventories	6,628	(21,477)
Derivative financial instruments	(15,277)	(8,264)
Prepaid expenses and other assets	4,735	4,909
Accounts payable and accrued liabilities	(33,050)	(80,716)
Unearned revenues	3,365	2,745
Other	392	(172)
Net cash used by operating activities	(11,123)	(92,891)

Cash flows from investing activities:
Purchases of property and equipment	(1,881)	(5,660)
Acquisition of businesses, net of cash acquired	-	(1,490)
Other	(803)	-
Net cash used by investing activities	(2,684)	(7,150)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	21,400	16,000
Payments of principal on long-term debt	(32,815)	(13,080)
Proceeds from short-term borrowings	847,650	782,086
Payments on short-term borrowings	(861,251)	(710,653)
Payments for repurchase of common stock	-	(10,445)
Change in restricted cash	13,991	(5,204)
Payments of loan fees	(40)	(292)
Other	391	1,630
Net cash provided (used) by financing activities	(10,674)	60,042

Net change in cash and cash equivalents	(24,481)	(39,999)
Cash and cash equivalents, beginning of period	254,289	174,988
Cash and cash equivalents, end of period	$229,808	$134,989

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Three Months Ended March 31,
	2013	2012

Supplemental disclosures of cash flow:
Cash paid for income taxes	$1,289	$457
Cash paid for interest	$7,880	$7,032

Supplemental noncash investing and financing activities:
Assets acquired in acquisitions and mergers	$-	$1,590
Less: liabilities assumed	-	(100)
Net assets acquired	$-	$1,490

Short-term note payable issued to repurchase common stock	$-	$27,162

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

The Company uses exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agribusiness segment’s grain inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices. Grain inventories held for sale, forward purchase contracts and forward sale contracts in the agribusiness segment are valued at market prices, where available, or other market quotes adjusted for differences, primarily transportation, between the exchange-traded market and the local markets on which the terms of the contracts are based. Changes in the fair value of grain inventories held for sale, forward purchase and sale contracts, and exchange-traded futures and options contracts in the agribusiness segment, are recognized in earnings as a component of cost of goods sold. These contracts are predominantly settled in cash. The Company is exposed to loss in the event of non-performance by the counter-party to forward purchase and forward sales contracts.

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

Recent Accounting Pronouncements

Effective January 1, 2013, the Company adopted the amended guidance in ASC Topic 210, Balance Sheet. The amended guidance addresses disclosure of offsetting financial assets and liabilities. It requires entities to add disclosures showing both gross and net information about instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The updated disclosures have been implemented retrospectively and do not impact the Company’s financial position or results of operations.

Effective January 1, 2013, the Company adopted the amended guidance in ASC Topic 220, Comprehensive Income. The amended guidance requires entities to disclose additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income by component and (2) significant items reclassified out of accumulated other comprehensive income by presenting the amount reclassified and the individual income statement line items affected. The updated disclosures have been implemented prospectively and do not impact our financial position or results of operations. See Note 10, Stockholders’ Equity, for expanded disclosures.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. Consistent with past practice, on March 31, 2013, exchange-traded futures for corn were classified as Level 2 measurements to reflect the price limit set by the exchange for that day.

The following tables set forth the Company’s assets and liabilities by level that were accounted for the periods indicated (in thousands):

	Fair Value Measurements at March 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$229,808	$-	$-	$229,808
Restricted cash	14,024	-	-	14,024
Margin deposits	17,038	-	(17,038)	-
Inventories carried at market	-	42,865	-	42,865
Unrealized gains on derivatives	431	22,310	3,503	26,244
Total assets measured at fair value	$261,301	$65,175	$(13,535)	$312,941

Liabilities:
Unrealized losses on derivatives	$13,311	$2,600	$(13,535)	$2,376
Other	173	-	-	173
Total liabilities measured at fair value	$13,484	$2,600	$(13,535)	$2,549

	Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$254,289	$-	$-	$254,289
Restricted cash	28,015	-	-	28,015
Margin deposits	12,847	-	(12,847)	-
Inventories carried at market	-	61,763	-	61,763
Unrealized gains on derivatives	7,337	3,254	10,347	20,938
Total assets measured at fair value	$302,488	$65,017	$(2,500)	$365,005

Liabilities:
Unrealized losses on derivatives	$2,544	$2,103	$(2,500)	$2,147
Other	107	-	-	107
Total liabilities measured at fair value	$2,651	$2,103	$(2,500)	$2,254

The Company believes the fair values of its debt, accounts receivable and accounts payable approximate book value, which were  $639.1 million, $78.9 million and $70.7 million, respectively, at March 31, 2013 and $663.3 million,  $80.5 million and $95.6 million, respectively, at December 31, 2012. The Company estimates the fair value of its outstanding debt using Level 2 inputs.

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

The following are certain financial data for the Company’s operating segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues:
Ethanol production:
Revenues from external customers	$44,408	$45,358
Intersegment revenues	464,651	412,819
Total segment revenues	509,059	458,177
Corn oil production:
Revenues from external customers	-	508
Intersegment revenues	15,699	13,011
Total segment revenues	15,699	13,519
Agribusiness:
Revenues from external customers	22,125	72,825
Intersegment revenues	64,919	45,402
Total segment revenues	87,044	118,227
Marketing and distribution:
Revenues from external customers	698,943	656,704
Intersegment revenues	1,289	67
Total segment revenues	700,232	656,771
Revenues including intersegment activity	1,312,034	1,246,694
Intersegment eliminations	(546,558)	(471,299)
Revenues as reported	$765,476	$775,395

	Three Months Ended March 31,
	2013	2012
Gross profit (loss):
Ethanol production	$1,230	$(10,035)
Corn oil production	7,909	7,936
Agribusiness	1,226	6,246
Marketing and distribution	17,055	4,186
Intersegment eliminations	(206)	437
	$27,214	$8,770
Operating income (loss):
Ethanol production	$(2,349)	$(13,880)
Corn oil production	7,810	7,848
Agribusiness	369	669
Marketing and distribution	12,986	510
Intersegment eliminations	(161)	471
Corporate activities	(5,951)	(6,709)
	$12,704	$(11,091)

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues:
Ethanol	$579,493	$583,535
Distillers grains	131,548	100,604
Corn oil	17,096	13,155
Grain	26,320	64,219
Agronomy products	52	7,118
Other	10,967	6,764
	$765,476	$775,395

The following are total assets for our operating segments for the periods indicated (in thousands):

	March 31,	December 31,
	2013	2012
Total assets:
Ethanol production	$805,022	$831,939
Corn oil production	22,835	27,751
Agribusiness	161,559	179,930
Marketing and distribution	203,277	184,541
Corporate assets	126,703	150,797
Intersegment eliminations	(25,986)	(25,224)
	$1,293,410	$1,349,734

4.  INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale, which is valued at market value. The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2013	2012
Finished goods	$65,032	$58,080
Grain held for sale	42,865	61,763
Raw materials	33,481	28,494
Work-in-process	12,861	13,326
Supplies and parts	11,142	10,346
	$165,381	$172,009

5.  GOODWILL

The Company did not have any changes in the total carrying amount of goodwill, which was $40.9 million, during the three months ended March 31, 2013. Goodwill of $30.3 million is attributable to the ethanol production segment and $10.6 million is attributable to the marketing and distribution segment.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2013, the Company’s consolidated balance sheet reflects unrealized losses, net of tax, of $2.4 million in accumulated other comprehensive loss. The Company expects that all of the unrealized losses at March 31, 2013 will be reclassified into operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in operating income, however, will differ as commodity prices change.

Fair Values of Derivative Instruments

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the consolidated balance sheets in which the fair values are reflected (in thousands):

	Asset Derivatives'				Liability Derivatives'
	Fair Value				Fair Value
	March 31,		December 31,		March 31,	December 31,
	2013		2012		2013	2012
Derivative financial instruments (1)	$9,206	(2)	$8,091	(3)	$-	$-
Accrued and other liabilities	-		-		2,376	2,103
Other liabilities	-		-		-	44
Total	$9,206		$8,091		$2,376	$2,147

(1)  Derivative financial instruments as reflected on the consolidated balance sheets include margin deposit assets of $17.0 million and $12.8 million at March 31, 2013 and December 31, 2012, respectively.

(2)  Balance at March 31, 2013 includes $6.4 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

(3)  Balance at December 31, 2012 includes $2.1 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

Refer to Note 2 - Fair Value Disclosures, which also contains fair value information related to derivative financial instruments.

Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The following tables provide information about the gain or loss recognized in income and other comprehensive income on the Company’s derivative financial instruments and the line items in the financial statements in which such gains and losses are reflected (in thousands):

Gains (Losses) on Derivative Instruments Not	Three Months Ended March 31,
Designated in a Hedging Relationship	2013	2012
Revenue	$(11,669)	$(2,885)
Cost of goods sold	11,017	1,185
Net decrease recognized in earnings before tax	$(652)	$(1,700)

Gain (Loss) Due to Ineffectiveness	Three Months Ended March 31,
of Cash Flow Hedges	2013	2012
Revenue	$(6)	$5
Cost of goods sold	(25)	(64)
Net decrease recognized in earnings before tax	$(31)	$(59)

Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)	Three Months Ended March 31,
into Net Income (Loss)	2013	2012
Revenue	$(10,379)	$617
Cost of goods sold	(833)	(4,698)
Net decrease recognized in earnings before tax	$(11,212)	$(4,081)

Effective Portion of Cash Flow Hedges Recognized in	Three Months Ended March 31,
Other Comprehensive Income (Loss)	2013	2012
Commodity Contracts	$(21,139)	$68

Gain (Loss) from Fair Value	Three Months Ended March 31,
Hedges of Ethanol Inventory	2013	2012
Revenue (effect of change in inventory value)	$301	$1,218
Revenue (effect of fair value hedge)	(301)	(1,218)
Ineffectiveness recognized in earnings before tax	$-	$-

There were no gains or losses due to the discontinuance of cash flow hedge treatment or fair value hedge exposure during the three months ended March 31, 2013.

The following table summarizes the volumes of open commodity derivative positions as of March 31, 2013 (in thousands):

March 31, 2013
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity
Futures	(6,055)				Bushels	Corn and Soybeans
Futures	24,515	(3)			Bushels	Corn
Futures	(10,152)				Gallons	Ethanol
Futures	(140,994)	(3)			Gallons	Ethanol
Futures	(1,680)	(4)			Gallons	Ethanol
Options	(12)				Bushels	Corn, Soybeans and Wheat
Options	(3,866)				Gallons	Ethanol
Forwards			6,840	(1,146)	Bushels	Corn, Soybeans and Milo
Forwards			17,574	(246,414)	Gallons	Ethanol
Forwards			39	(112)	Tons	Distillers Grains
Forwards			96	(52,272)	Pounds	Corn Oil

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.
(4)	Futures used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Revenues and cost of goods sold under such contracts are summarized in the table below for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue	$1,982	$6,575
Cost of goods sold	1,962	6,485

7.  DEBT

The principal balances of the components of long-term debt are as follows (in thousands):

	March 31,	December 31,
	2013	2012
Green Plains Bluffton:
$70.0 million term loan	$39,268	$41,018
$20.0 million revolving term loan	20,000	20,000
$22.0 million revenue bond	16,660	17,510
Green Plains Central City:
$55.0 million term loan	37,280	38,635
$30.5 million revolving term loan	28,639	28,639
$11.0 million revolving line of credit	10,600	10,600
Equipment financing loan	88	105
Green Plains Holdings II:
$26.4 million term loan	20,414	21,914
$51.1 million revolving term loan	45,320	45,320
Green Plains Obion:
$60.0 million term loan	11,079	13,479
$37.4 million revolving term loan	37,400	37,400
Equipment financing loan	283	334
Economic development grant	1,313	1,335
Green Plains Ord:
$25.0 million term loan	17,055	17,675
$13.0 million revolving term loan	12,151	12,151
$5.0 million revolving line of credit	4,749	4,749
Green Plains Otter Tail:
$30.3 million term loan	21,605	22,791
$4.7 million revolver	4,675	4,675
$19.2 million note payable	19,047	19,014
Capital lease payable	23	53
Green Plains Shenandoah:
$17.0 million revolving term loan	17,000	17,000
Green Plains Superior:
$40.0 million term loan	13,875	15,250
$10.0 million revolving term loan	10,000	10,000
Equipment financing loan	72	89
Corporate:
$90.0 million convertible notes	90,000	90,000
Notes Payable	1,625	1,625
Capital Lease	350	403
Other	-	211
Total long-term debt	480,571	491,975
Less: current portion of long-term debt	(78,777)	(129,426)
Long-term debt	$401,794	$362,549

            Short-term notes payable and other borrowings at March 31, 2013 included working capital revolvers at Green Plains Grain and Green Plains Trade with outstanding balances of $110.5 million and $48.0 million, respectively. Short-term notes payable and other borrowings at December 31, 2012 included working capital revolvers at Green Plains Grain and Green Plains Trade with outstanding balances of $105.0 million and $39.1 million, respectively, and a $27.2 million short-term note payable issued in conjunction with the March 2012 repurchase of common stock.

Ethanol Production Segment

•	Term Loans

o	Scheduled principal payments are as follows:

•	Green Plains Bluffton	$0.3 million per month
•	Green Plains Central City	$0.5 million per month
•	Green Plains Holdings II	$1.5 million per quarter
•	Green Plains Obion	$2.4 million per quarter
•	Green Plains Ord	$0.2 million per month
•	Green Plains Otter Tail	$0.4 million per month
•	Green Plains Superior	$1.4 million per quarter

o	Final maturity dates (at the latest) are as follows:

•	Green Plains Bluffton	January 31, 2015
•	Green Plains Central City	July 1, 2016
•	Green Plains Holdings II	July 1, 2016
•	Green Plains Obion	May 20, 2014
•	Green Plains Ord	July 1, 2016
•	Green Plains Otter Tail	September 1, 2018
•	Green Plains Superior	July 20, 2015

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

o	Final maturity dates (at the latest) are as follows:

•	Green Plains Bluffton	January 31, 2015
•	Green Plains Central City	July 1, 2016
•	Green Plains Holdings II	October 1, 2018
•	Green Plains Obion	June 1, 2018
•	Green Plains Ord	July 1, 2016
•	Green Plains Otter Tail	June 19, 2013
•	Green Plains Shenandoah	March 1, 2018
•	Green Plains Superior	July 1, 2017

Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the City of Bluffton, Indiana. The revenue bond requires: (1) semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019, and (2) a final principal and interest payment of $3.745 million on September 1, 2019. At March 31, 2013, Green Plains Bluffton had $2.5 million of cash that was restricted as to use for payment towards the current maturity and interest of the revenue bond. Such cash is presented as restricted cash on the consolidated balance sheet.

Green Plains Otter Tail also issued $19.2 million in senior notes under New Market Tax Credits financing. The notes bear interest at 4.75% per annum, payable monthly, and require monthly principal payments of approximately $0.3 million beginning in October 2014. The notes mature on September 1, 2018 with an expected outstanding balance of $4.7 million upon maturity.

Subsidiaries within the ethanol production segment were in compliance with their debt covenants as of March 31, 2013.

Agribusiness Segment

Green Plains Grain has a $195.0 million senior secured revolving credit facility with various lenders. The revolving credit facility matures on October 28, 2013.

The revolving credit facility includes total revolving credit commitments of $195.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $55.0 million of new lender commitments upon agent approval. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment. Advances are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period plus the applicable margin or a rate per annum equal to the base rate plus the applicable margin.

Subsidiaries within the agribusiness segment were in compliance with their debt covenants as of March 31, 2013.

Marketing and Distribution Segment

Green Plains Trade has a senior secured asset-based revolving credit facility pursuant to which the lender will loan up to $130.0 million on eligible collateral. This credit facility was increased from $70.0 million in April 2013. The amount of eligible collateral is determined by a calculated borrowing base value equal to the sum of percentages of eligible receivables and eligible inventories, less certain miscellaneous adjustments. The outstanding balance, if any, is subject to interest charges at the lender’s floating base rate plus 2.5% or LIBOR plus 3.5%. At March 31, 2013, Green Plains Trade had $11.6 million in cash that was restricted for repayment of the then outstanding loan balance. Such cash is presented in restricted cash on the consolidated balance sheets. The revolving credit facility expires on April 26, 2016.

Green Plains Trade was in compliance with its debt covenants as of March 31, 2013.

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

A $27.2 million note payable to a subsidiary of NTR plc, which previously was the Company’s largest shareholder, was paid in full during the first quarter of 2013.

Capitalized Interest

The Company had no capitalized interest during the three months ended March 31, 2013.

Restricted Net Assets

At March 31, 2013, there were approximately $424.1 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

In April 2013, the Green Plains Bluffton loan and the Green Plains Trade revolving credit facility were both amended. The discussion above has been updated to reflect these amendments.

8.  STOCK-BASED COMPENSATION

The Company has equity incentive plans which reserve a combined total of 3.5 million shares of common stock for issuance pursuant to their terms. The plans provide for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted and deferred stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to equity awards in its financial statements over the requisite service period on a straight-line basis. All of the Company’s existing share-based compensation awards have been determined to be equity awards.

A summary of stock option activity for the three months ended March 31, 2013 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2012	726,750	$10.10	4.3	$625
Granted	-	-
Exercised	(63,500)	6.15		316
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2013	663,250	$10.47	4.3	$1,605
Exercisable at March 31, 2013 (1)	658,250	$10.48	4.3	$1,594
(1)	Includes in-the-money options totaling 418,500 shares at a weighted-average exercise price of $7.63.

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

The following table summarizes non-vested stock award and deferred stock unit activity for the three months ended March 31, 2013:

	Non-Vested Shares and Deferred Stock Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Nonvested at December 31, 2012	628,090	$11.41
Granted	487,275	8.96
Forfeited	-	-
Vested	(369,281)	11.47
Nonvested at March 31, 2013	746,084	$9.78	2.2

Compensation costs expensed for share-based payment plans described above during the three months ended March 31, 2013 and 2012 were approximately $2.3 million and $2.2 million, respectively. At March 31, 2013, there were $6.4 million of unrecognized compensation costs from share-based compensation arrangements, which are related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.2 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 38% of these expense amounts.

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

	Three Months Ended
	March 31,
	2013	2012
Basic EPS:
Net income (loss) attributable to Green Plains	$2,555	$(12,692)
Weighted average shares outstanding - basic	29,933	32,238
Net income (loss) attributable to Green Plains - basic	$0.09	$(0.39)

Diluted EPS:
Net income (loss) attributable to Green Plains	$2,555	$(12,692)
Interest and amortization on convertible debt, net of tax effect	-	-
Net income (loss) attributable to Green Plains on an as-if-converted basis	$2,555	$(12,692)

Weighted average shares outstanding - basic	29,933	32,238
Effect of dilutive convertible debt	-	-
Effect of dilutive stock-based compensation awards	277	-
Total potential shares outstanding	30,210	32,238

Net income (loss) attributable to Green Plains - diluted	$0.08	$(0.39)

Excluded from the computations of diluted EPS for the three months ended March 31, 2013 and 2012 were stock-based compensation awards totaling 0.4 million and 0.8 million shares, respectively, because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the respective periods. For the three months ended March 31, 2013 and 2012,  6.3 million and 6.6 million shares, respectively, related to stock-based compensation awards and the effect of the convertible debt were also excluded from the computation of diluted EPS as the inclusion of these shares would have been antidilutive. As consideration for the acquisition of the Lakota and Riga ethanol plants in October 2010, the Company issued warrants for 700,000 shares of its stock at a price of $14.00 per share exercisable for a period of three years from the closing date. The warrants are excluded from the computations of diluted EPS as the exercise price is greater than the average market price of the Company’s common stock for the three months ended March 31, 2013 and 2012.

10.  STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

					Accum.
					Other
			Additional		Comp			Total
	Common Stock		Paid-in	Retained	Income	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, December 31, 2012	36,904	$37	$445,198	$107,540	$3,535	7,200	$(65,808)	$490,502
Net income	-	-	-	2,555	-	-	-	2,555
Other comprehensive loss,
net of tax	-	-	-	-	(5,934)	-	-	(5,934)
Stock-based compensation	349	-	883	-	-	-	-	883
Stock options exercised	63	-	391	-	-	-	-	391
Balance, March 31, 2013	37,316	$37	$446,472	$110,095	$(2,399)	7,200	$(65,808)	$488,397

Changes in accumulated other comprehensive income during the three months ended March 31, 2013, net of tax, which related primarily to gains and losses on derivative financial instruments, are as follows (in thousands):

Accumulated
Other Comp.
Income (Loss)

Balance, December 31, 2012	$3,535

Other comprehensive income (loss) before reclassifications	(12,637)
Amounts reclassified from accumulated other
comprehensive income (loss)	6,703
Net current period other comprehensive income (loss)	(5,934)

Balance, March 31, 2013	$(2,399)

Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012	Statements of Operations Classification
Gains (losses) on cash flow hedges:
Ethanol commodity derivatives	$(10,379)	$617	Revenues
Corn commodity derivatives	(833)	(4,698)	Cost of goods sold
Total	(11,212)	(4,081)	Income (loss) before income taxes
Income tax benefit	(4,509)	(1,491)	Income tax expense (benefit)
Amounts reclassified from accumulated other
comprehensive income (loss)	$(6,703)	$(2,590)

11.  INCOME TAXES

The Company records income tax expense or benefit during interim periods based on its best estimate of the annual effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.

Income tax expense for the three months ended March 31, 2013 was $1.6 million compared to an income tax benefit of $8.0 million for the same period in 2012. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 39% for both periods.

The Company’s unrecognized tax benefits at March 31, 2013 and December 31, 2012 were immaterial. There was no change in the Company’s liabilities related to unrecognized tax benefits during the first three months of 2013.

The 2013 annual effective tax rate can be affected as a result of variances among the estimates and amounts of full-year sources of taxable income (among the various states), the realization of tax credits, adjustments that may arise from the resolution of tax matters under review, variances in the release of valuation allowances and the Company’s assessment of its liability for uncertain tax positions.

12.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $5.0 million and $4.4 million during the three months ended March 31, 2013 and 2012, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2013 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2013	$14,207
2014	11,912
2015	9,992
2016	8,087
2017	3,486
Thereafter	1,752
Total	$49,436

Commodities

As of March 31, 2013 the Company had contracted for future purchases of grain, natural gas, ethanol and distillers grains valued at approximately $317.7 million, $4.6 million, $9.1 million and $5.9 million, respectively.

Legal

The Company is currently involved in litigation that has arisen in the ordinary course of business, but it does not believe that any other pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

13.  RELATED PARTY TRANSACTIONS

Commercial Contracts

Two subsidiaries of the Company have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital, is a member of the Company’s Board of Directors. Totals of $0.2 million and $0.2 million were included in debt at March 31, 2013 and December 31, 2012, respectively, under these financing arrangements. Payments, including principal and interest, totaled $37 thousand and $0.2 million during the three months ended March 31, 2013 and 2012, respectively, and the weighted average interest rate for all financing agreements with AXIS Capital was 6.1%.

The Company has entered into ethanol purchase, sale and throughput agreements with Center Oil Company. Gary R. Parker, President and Chief Executive Officer of Center Oil, is a member of the Company’s Board of Directors. During the three months ended March 31, 2013 cash receipts from Center Oil totaled $0.6 million and cash payments to Center Oil totaled $1.0 million on these contracts. During the three months ended March 31, 2012, cash receipts from Center Oil totaled $2.2 million and cash payments to Center Oil totaled $1.0 million on these contracts. In October 2011, the Company also entered into an operating lease agreement with Center Oil in which the Company will pay $42 thousand per month for the lease of 35 railcars. The agreement is effective through October 14, 2013. The Company had $37 thousand and $14 thousand included in accounts receivable, net of any outstanding payables, from Center Oil at March 31, 2013 and December 31, 2012, respectively.

Aircraft Lease

The Company has entered into an agreement with Hoovestol Inc. for the lease of an aircraft. Wayne B. Hoovestol, President of Hoovestol Inc., is Chairman of the Company’s Board of Directors. The Company has agreed to pay $6,667 per month for use of up to 100 hours per year of the aircraft. Any flight time in excess of 100 hours per year will incur additional hourly-based charges. During the three months ended March 31, 2013 and 2012, payments related to this lease totaled $35 thousand and $33 thousand, respectively. The Company had $4 thousand and $0 in accounts payable to Hoovestol Inc. at March 31, 2013 and December 31, 2012, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and our annual report on Form 10-K for the year ended December 31, 2012 including the consolidated financial statements, accompanying notes and the risk factors contained therein.

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2012 and in Item 1A of Part II of this quarterly report on Form 10-Q for the quarter ended March 31, 2013. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we compete, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation, risks related to closing and achieving anticipated results from acquisitions, and other risk factors detailed in our reports filed with the SEC. Actual results may differ from projected results due, but not limited, to unforeseen developments.

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

Overview

We are a leading, vertically-integrated producer, marketer and distributor of ethanol. We focus on generating stable operating margins through our diversified business segments and our risk management strategy. We believe that owning and operating assets throughout the ethanol value chain enables us to mitigate changes in commodity prices and differentiates us from companies focused only on ethanol production. Today, we have operations throughout the ethanol value chain, beginning upstream with our grain handling and storage operations, continuing through our ethanol, distillers grains and corn oil production operations and ending downstream with our ethanol marketing, distribution and blending facilities.

Management reviews our operations within the following four separate operating segments:

•

Ethanol Production.  We are North America’s fourth largest ethanol producer. We operate a total of nine ethanol plants in Indiana, Iowa, Michigan, Minnesota, Nebraska and Tennessee, with approximately 740 million gallons per year, or mmgy, of total ethanol production capacity. At capacity, these plants collectively consume approximately 262 million bushels of corn and produce approximately 2.1 million tons of distillers grains annually.

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

•

Marketing and Distribution.  Our in-house marketing business is responsible for the sales, marketing and distribution of all ethanol, distillers grains and corn oil produced at our nine ethanol plants. We also market and provide logistical services for ethanol and other commodities for third-party producers. Additionally, our wholly-owned subsidiary, BlendStar LLC, operates eight blending or terminaling facilities with approximately 831 mmgy of total throughput capacity in seven south central U.S. states.

We intend to continue to take a disciplined approach in evaluating new opportunities related to potential acquisition of additional ethanol plants by considering whether the plants fit within the design, engineering and geographic criteria we have developed. In our marketing and distribution segment, our strategy is to expand our marketing efforts by entering into new or renewal contracts with other ethanol producers and realize additional profit margins by optimizing our commodity logistics.  During 2013 and 2014, we plan to add between five and ten million bushels per year of grain storage capacity around our ethanol plants to take advantage of our current grain handling infrastructure and processing demand. We also intend to pursue opportunities to develop or acquire additional grain elevators, specifically those located near our ethanol plants. We believe that owning additional grain handling and storage operations in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. We also own approximately 52% of BioProcess Algae LLC, which was formed to commercialize advanced photo-bioreactor technologies for growing and harvesting algal biomass. We continue our support of the BioProcess Algae joint venture.

To optimize the value of our assets, we began utilizing a portion of our railcar fleet to transport crude oil for third parties. At March 31, 2013, we had 632 railcars deployed for crude oil transportation.

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

A combination of factors resulted in compressed ethanol margins in 2012. The ethanol industry increased production in the fourth quarter of 2011 to meet demand from ethanol blenders seeking to take advantage of the volumetric ethanol excise tax credit prior to its expiration on December 31, 2011. As a result, ethanol stocks at the end of 2011 exceeded normal market levels which caused ethanol margins to compress to near break-even levels in the first half of 2012. Additionally, corn prices traded to all-time highs during 2012 due to drought conditions in the midwestern region of the United States. According to the Energy Information Administration, or EIA, as an industry, ethanol producers have responded to these factors by reducing production by approximately 4.9% in 2012 compared to 2011. EIA data also show ethanol imports increased from 174 million gallons in 2011 to 533 million gallons in 2012. Under the Renewable Fuels Standard II, or RFS II, certain parties are obligated to blend, in the aggregate, 2.0 billion gallons of advanced biofuels in 2012. During 2012, sugarcane ethanol imported from Brazil, which totaled approximately 530 million gallons, has been one of the most economical means for obligated parties to meet this standard. We believe the Brazilian government will increase the required percentage of ethanol in vehicle fuel sold in Brazil to 25 percent (from 20 percent) as sugarcane production rises, which would likely limit ethanol exports from Brazil into the U.S.

U.S. ethanol production reached its lowest level since 2010 in the first quarter of 2013, averaging an annualized rate of 12.2 billion gallons compared with a 14.0 billion gallon annualized rate in the first quarter of 2012 and the 13.8 billion gallon RFS II mandate for 2013. As a result of the U.S. ethanol industry rationalizing production, inventory stocks reached a low of 734 million gallons at the end of March 2013, the lowest level since December 2011. Lower production and lower stocks has had a positive effect on ethanol margins in the first quarter of 2013, which are significantly better than during the first quarter of 2012. We believe that U.S. ethanol production levels will continue to adjust to supply and demand factors for ethanol and corn.

There may be periods of time that, due to the variability of commodity prices and compressed margins, we reduce or cease ethanol production operations at certain of our ethanol plants. In 2012, we reduced production volumes at several of our ethanol plants in direct response to unfavorable operating margins, and have continued our production during the first quarter of 2013 at approximately 92% of our total capacity.

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

Legislation.  Federal and state governments have enacted numerous policies, incentives and subsidies to encourage the usage of domestically-produced alternative fuel solutions. Passed in 2007 as part of the Energy Independence and Security Act, RFS II has been, and we expect will continue to be, a driving factor in the growth of ethanol usage. On April 10, 2013 the Renewable Fuel Standard Elimination Act was introduced as H.R. 1461. The bill is targeted to repeal the renewable fuel program of the Environmental Protection Agency. This bill was assigned to a congressional committee, which will consider it before possibly sending it on to the House or Senate as a whole.

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

To further drive the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. Through a series of decisions beginning in October 2010, the EPA has granted a waiver for the use of E15 in model year 2001 and newer passenger vehicles, including cars, SUVs, and light pickup trucks. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends. The nation’s first retail E15 ethanol blends were sold in July 2012. According to the EPA, as of December 31, 2012, 79 fuel manufacturers were registered to sell E15. Approximately 72% of the passenger vehicles in service are eligible to use E15. The Domestic Alternative Fuels Act of 2012 was introduced on January 18, 2012 in the U.S. House of Representatives and was re-introduced March 15, 2013 as H.R. 1214 to provide liability protection for claims based on the sale or use of certain fuels and fuel additives. Passage of this bill would provide liability protection to consumers in the event they unintentionally put any transportation fuel into their motor vehicle for which such fuel has not been approved.

Industry Fundamentals.  The ethanol industry is supported by a number of market fundamentals that drive its long-term outlook and extend beyond the short-term margin environment. Following the EPA’s approval, the industry is working to broadly introduce E15 into the retail fuel market. The RFS II mandate increased to 13.8 billion gallons for 2013, 600 million gallons over the mandated volume in 2012, and continues to increase each year through 2015. The domestic gasoline market continues to evolve as refiners are producing more CBOB, a sub-grade (84 octane) gasoline, which requires ethanol or other octane sources to meet the minimum octane rating requirements for the U.S. gasoline market. The demand for ethanol is also affected by the overall demand for transportation fuel, which peaked in 2007 and has been declining steadily since then. Demand for transportation fuel is affected by the number of miles traveled by consumers and the fuel economy of vehicles. Market acceptance of E15 may partially offset the effects of this decrease. Consumer acceptance of E15 and E85 fuels is needed before ethanol can achieve any significant growth in market share. In addition, ethanol export markets, although affected by competition from other ethanol exporters, mainly from Brazil, are expected to remain active in 2013. Overall, the industry is operating at the mandated levels and ethanol prices have continued to remain at a large discount to gasoline, providing blenders and refiners with a strong economic incentive to blend.

BioProcess Algae Joint Venture

The BioProcess Algae joint venture is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities. Construction of Phase II next to our Shenandoah ethanol plant was completed and the Grower Harvesters™ bioreactors were successfully started up in January 2011. Phase II allowed for verification of growth rates, energy balances and operating expenses, which are considered to be some of the key steps to commercialization. We increased our ownership of BioProcess Algae to approximately 52% during the first quarter of 2013. However, we do not possess the requisite control of this investment to consolidate it.

BioProcess Algae initiated Phase III and broke ground on a five-acre algae farm at the Shenandoah ethanol plant in the first quarter of 2012. Construction is complete on approximately three acres of the algae farm and the facilities were inoculated with algae in October 2012. Construction of Phase IV, involving the addition of 900-foot Grower Harvester reactors and a new processing facility, has begun with completion expected in early 2014.  BioProcess Algae announced on April 22, 2013, that it had been selected to receive a grant of up to $6.4 million from the U.S. Department of Energy as part of a pilot-scale biorefinery project related to production of hydrocarbon fuels meeting military specification. The project will use renewable carbon dioxide, lignocellulosic sugars and waste heat through BioProcess Algae’s Grower Harvester technology platform. The objective of the project is to demonstrate technologies to cost-effectively convert biomass into advanced drop-in biofuels. BioProcess Algae is required to contribute a minimum of 50% matching funds for the project.

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

Critical Accounting Policies and Estimates

This disclosure is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, depreciation of property and equipment, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. See further discussion of our critical accounting policies and estimates, as well as significant accounting policies, in our annual report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

Effective January 1, 2013, we adopted the amended guidance in ASC Topic 210, Balance Sheet. The amended guidance addresses disclosure of offsetting financial assets and liabilities. It requires entities to add disclosures showing both gross and net information about instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The updated disclosures have been implemented retrospectively and do not impact our financial position or results of operations.

Effective January 1, 2013, we adopted the amended guidance in ASC Topic 220, Comprehensive Income. The amended guidance requires entities to disclose additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income by component and (2) significant items reclassified out of accumulated other comprehensive income by presenting the amount reclassified and the individual income statement line items affected. The updated disclosures have been implemented prospectively and do not impact our financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Components of Revenues and Expenses

Revenues.  In our ethanol production segment, our revenues are derived primarily from the sale of ethanol and distillers grains, which is a co-product of the ethanol production process. In our corn oil production segment, our revenues are derived from the sale of corn oil, which is extracted from the whole stillage process immediately prior to the production of distillers grains. In our agribusiness segment, the sale of grain is our primary source of revenue. In our marketing and distribution segment, the sale of ethanol, distillers grains and corn oil that we market for our nine ethanol plants, the sale of ethanol we market for third-party ethanol plants and the sale of other commodities purchased in the open market represent our primary sources of revenue. Revenues also include net gains or losses from derivatives.

Cost of Goods Sold.    Cost of goods sold in our ethanol production and corn oil production segments includes costs for direct labor, materials and certain plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of our ethanol plants. Plant overhead costs primarily consist of plant utilities, plant depreciation and outbound freight charges. Our cost of goods sold in these segments is mainly affected by the cost of corn, natural gas, purchased distillers grains and transportation. Within our corn oil segment, we compensate the ethanol plants for the value of distillers grains displaced during the production process. In the ethanol production segment, corn is our most significant raw material cost. We purchase natural gas to power steam generation in our ethanol production process and to dry our distillers grains. Natural gas represents our second largest cost in this business segment. Cost of goods sold also includes net gains or losses from derivatives.

Grain acquisition costs represent the primary components of cost of goods sold in our agribusiness segment. Grain inventories held for sale, forward purchase contracts and forward sale contracts are valued at market prices, where available, or other market quotes adjusted for differences, primarily transportation, between the exchange-traded market and the local markets on which the terms of the contracts are based. Changes in the market value of grain inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts are recognized in earnings as a component of cost of goods sold.

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

In December 2012, we sold 12 grain elevators located in northwestern Iowa and western Tennessee consisting of approximately 32.6 million bushels, or approximately 85%, of our grain storage capacity and all of our agronomy and retail petroleum operations, which will affect the comparability of our operating results. The table below reflects selected operating segment financial information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues:
Ethanol production:
Revenues from external customers	$44,408	$45,358
Intersegment revenues	464,651	412,819
Total segment revenues	509,059	458,177
Corn oil production:
Revenues from external customers	-	508
Intersegment revenues	15,699	13,011
Total segment revenues	15,699	13,519
Agribusiness:
Revenues from external customers	22,125	72,825
Intersegment revenues	64,919	45,402
Total segment revenues	87,044	118,227
Marketing and distribution:
Revenues from external customers	698,943	656,704
Intersegment revenues	1,289	67
Total segment revenues	700,232	656,771
Revenues including intersegment activity	1,312,034	1,246,694
Intersegment eliminations	(546,558)	(471,299)
Revenues as reported	$765,476	$775,395

	Three Months Ended March 31,
	2013	2012
Gross profit (loss):
Ethanol production	$1,230	$(10,035)
Corn oil production	7,909	7,936
Agribusiness	1,226	6,246
Marketing and distribution	17,055	4,186
Intersegment eliminations	(206)	437
	$27,214	$8,770
Operating income (loss):
Ethanol production	$(2,349)	$(13,880)
Corn oil production	7,810	7,848
Agribusiness	369	669
Marketing and distribution	12,986	510
Intersegment eliminations	(161)	471
Corporate activities	(5,951)	(6,709)
	$12,704	$(11,091)

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Consolidated Results

Revenues decreased $9.9 million for the three months ended March 31, 2013 compared to the same period in 2012 as a result of lower grain and agronomy sales due to the sale of certain grain elevators during the fourth quarter of 2012 partially offset by higher average prices for ethanol and distillers grains.  Gross profit increased $18.4 million for the three months ended March 31, 2013 compared to the same period in 2012 primarily as a result of improved margins for ethanol production and for marketing and distribution activities. Operating income (loss) increased by $23.8 million to $12.7 million for the three months ended March 31, 2013 compared to the same period in 2012 as a result of the factors discussed above. Selling, general and administrative expenses were $5.4 million lower for the three months ended March 31, 2013 compared to the same period in 2012 due most significantly to the sale of certain grain elevators during the fourth quarter of 2012. Interest expense decreased by $1.0 million for the first three months of 2013 compared to the same period in 2012 due to lower average debt balances. Income tax expense was $1.6 million for the three months ended March 31, 2013 compared to an income tax benefit of $8.0 million for the same period in 2012.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Ethanol sold
(thousands of gallons)	170,841	169,620
Ethanol produced
(thousands of gallons)	170,427	175,771
Distillers grains sold
(thousands of equivalent dried tons)	482	487
Corn consumed
(thousands of bushels)	59,749	61,873

Revenues in the ethanol production segment increased by $50.9 million for the three months ended March 31, 2013 compared to the same period in 2012. The increase in revenues was due to higher average ethanol and distillers grains prices. The ethanol production segment produced 170.4 million gallons of ethanol, which represents approximately 92% of production capacity, during the first three months of 2013.

Cost of goods sold in the ethanol production segment increased by $39.6 million for the three months ended March 31, 2013 compared to the same period in 2012. Consumption of corn decreased by 2.1 million bushels but the average cost per bushel increased by 14% during the three months ended March 31, 2013 compared to the same period in 2012. Average ethanol yield increased to 2.85 gallons per bushel for the three months ended March 31, 2013 compared to 2.84 gallons per bushel in the same period of 2012. Reduced production rates at certain of our plants, along with process improvements that we have implemented, have resulted in this yield improvement. Cost of goods sold also included a one-time charge related to the settlement of a legal claim in the first quarter of 2012. As a result of the factors identified above, gross profit for the ethanol production segment increased by $11.3 million for the three months ended March 31, 2013 compared to the same period in 2012.

Operating income in the ethanol production segment increased by $11.5 million for the three months ended March 31, 2013, compared to the same period in 2012, to a loss of $2.3 million, due in large part to the factors discussed above. Depreciation and amortization expense for the ethanol production segment was $11.1 million for the three months ended March 31, 2013 compared to $11.0 million during the same period in 2012.

Corn Oil Production Segment

Revenues in the corn oil production segment increased by $2.2 million for the three months ended March 31, 2013 compared to the same period in 2012. During the three months ended March 31, 2013, we sold 38.1 million pounds of corn oil compared to 33.5 million pounds in the same period of 2012. The average price for corn oil was 2% higher for the first three months of 2013 compared to the same period in 2012.

Gross profit and operating income in the corn oil production segment were comparable for the three months ended March 31, 2013 and 2012. The increases in revenues were offset by $2.2 million of additional expense related to higher input costs due to the increased prices for distillers grains during the three months ended March 31, 2013 compared to the same period in 2012.

Agribusiness Segment

Our agribusiness segment had decreases of $31.2 million in revenues, $5.0 million in gross profit, and $0.3 million in operating income for the three months ended March 31, 2013 compared to the same period in 2012. We sold 11.0 million bushels of grain and had no fertilizer sales during the three months ended March 31, 2013 compared to sales of 14.4 million bushels of grain and 2.4 thousand tons of fertilizer during the same period in 2012. Revenues, gross profit and operating income decreased primarily due to the sale of certain agribusiness assets in the fourth quarter of 2012.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment increased by $43.5 million for the three months ended March 31, 2013 compared to the same period in 2012. The increase in revenues was primarily due to higher average prices of ethanol and distillers grains partially offset by lower ethanol volumes sold, as well as higher revenues from railcars used for crude oil transportation and expanding trading and logistics operations. Ethanol and distillers grains revenues increased by $17.7 million and $12.6 million, respectively. We sold 239.2 million and 251.4 million gallons of ethanol during the three months ended March 31, 2013 and 2012, respectively, within the marketing and distribution segment.

Gross profit and operating income for the marketing and distribution segment increased $12.9 million and $12.5 million, respectively, for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to profits realized from commodity trading and logistics, the deployment of railcars for crude oil transportation and the Birmingham unit-train terminal.

Intersegment Eliminations

Intersegment eliminations of revenues increased $75.3 million for the three months ended March 31, 2013 compared to the same period in 2012 due to increases of $37.8 million and $15.1 million in ethanol and distillers grains, respectively, related to sales from our ethanol production segment to our marketing and distribution segment. In addition, corn sales from our agribusiness segment to our ethanol segment increased $19.8 million between the periods.

Corporate Activities

Operating income was impacted by a decrease in operating expenses for corporate activities of $0.8 million for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to a decrease in personnel, consulting and promotional costs.

Income Taxes

We record income tax expense or benefit during interim periods based on our best estimate of the annual effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period. We recorded income tax expense of $1.6 million for the three months ended March 31, 2013 compared to an income tax benefit of $8.0 million for the same period in 2012. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 39% for both periods. The annual effective tax rate can be affected as a result of variances among the estimates and amounts of full-year sources of taxable income (among the various states), the realization of tax credits, adjustments that may arise from the resolution of tax matters under review, variances in the release of valuation allowances and an assessment of our liability for uncertain tax positions.

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

	Three Months Ended March 31,
	2013	2012
Net income (loss) attributable to Green Plains	$2,555	$(12,692)
Net loss attributable to noncontrolling interests	-	(4)
Interest expense	8,070	9,067
Income tax expense (benefit)	1,598	(8,001)
Depreciation and amortization	12,609	13,158
EBITDA	$24,832	$1,528

Liquidity and Capital Resources

On March 31, 2013, we had $229.8 million in cash and equivalents, excluding restricted cash, comprised of $73.2 million held at our parent company and the remainder at our subsidiaries. We also had up to an additional $107.0 million available under revolving credit agreements at our subsidiaries, some of which was subject to borrowing base restrictions or other specified lending conditions at March 31, 2013. Funds held at our subsidiaries are generally required for their ongoing operational needs and distributions from our subsidiaries are restricted pursuant to these loan agreements. At March 31, 2013, there were approximately $424.1 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

We incurred capital expenditures of $1.9 million in the first three months of 2013 for various projects. Capital spending for the remainder of 2013 is expected to be approximately $18.1 million which includes expansion of the grain storage facilities at some of our ethanol plants. The remainder of our capital spending is expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

Net cash used by operating activities was $11.1 million for the three months ended March 31, 2013 compared to $92.9 million for the same period in 2012.  The largest operating cash outlays for the three months ended March 31, 2013 related to payments for deferred grain contract payables, accrued expenses and derivative financial instruments.  Cash used by operating activities for the three months ended March 31, 2012 included significant cash outflows for deferred grain contract payables and inventory purchases.  Additionally, during the three months ended March 31, 2012, we incurred a net loss of $12.7 million. Net cash used by investing activities was $2.7 million for the three months ended March 31, 2013, due primarily to $1.9 million in capital expenditures. Net cash used  by financing activities was $10.7 million for the three months ended March 31, 2013 due primarily to net payments of long-term debt totaling $11.4 million and payment of a short-term note payable of $27.2 million related to a  2012 common stock repurchase, offset partially by a  $13.6 million net increase in short-term debt and inventory financing arrangements used to finance grain contract settlements and inventory purchases and a $14.0 million decrease in restricted cash related to a revolving credit agreement in the first three months of 2013. Green Plains Trade and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid resulting in significant cash movements that are reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

Our business is highly impacted by commodity prices, including prices for corn, ethanol, distillers grains and natural gas. We attempt to reduce the market risk associated with fluctuations in commodity prices through the use of derivative financial instruments. Sudden changes in commodity prices may require cash deposits with brokers, or margin calls. Depending on our open derivative positions, we may require significant liquidity with little advanced notice to meet margin calls. We continuously monitor our exposure to margin calls and believe that we will continue to maintain adequate liquidity to cover such margin calls from operating results and borrowings. Increases in grain prices and hedging activity have led to more frequent and larger margin calls.

We were in compliance with our debt covenants at March 31, 2013. Based upon our forecasts and the current margin environment, we believe certain ethanol production subsidiaries may require capital injections from the parent company at times to maintain compliance with certain covenants during 2013. We believe we will maintain compliance with our debt covenants at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available at the parent company to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity for a subsidiary’s compliance. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results differ significantly from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

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

Debt

For additional information related to our debt, see Note 7 – Debt included herein as part of the Notes to Consolidated Financial Statements and Note 10 – Debt included as part of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2012. In April 2013, we amended the Green Plains Bluffton loan and the Green Plains Trade revolving credit facility. The discussion below has been updated to reflect these amendments.

Ethanol Production Segment

Each of our ethanol production segment subsidiaries have credit facilities with lender groups that provide for term and revolving term loans to finance construction and operation of the production facilities.

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term loan. At March 31, 2013, $39.3 million related to the amortizing term loan was outstanding, along with the entire revolving term loan. The amortizing term loan requires monthly principal payments of approximately $0.6 million, reducing to approximately $0.3 million beginning in May 2013. The loans mature on January 31, 2015 with expected outstanding balances upon maturity of $23.3 million and $20.0 million on the amortizing term loan and revolving term loan, respectively.

The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term loan as well as a revolving line of credit of up to $11.0 million. At March 31, 2013, $37.3 million related to the amortizing term loan was outstanding, along with $28.6 million on the revolving term loan and $10.6 million on the revolving line of credit. The amortizing term loan requires monthly principal payments of $0.5 million. The amortizing term loan and the revolving term loan mature on July 1, 2016 with expected outstanding balances upon maturity of $17.9 million and $24.3 million, respectively, and the revolving line of credit matures on June 27, 2013. We expect to extend or refinance the revolving credit facility prior to its maturity date.

The Green Plains Holdings II loan is comprised of a $26.4 million amortizing term loan and a $51.1 million revolving term loan. At March 31, 2013, $20.4 million was outstanding on the amortizing term loan, along with $45.3 million on the revolving term loan. The amortizing term loan requires quarterly principal payments of $1.5 million. The revolving term loan requires semi-annual principal payments of approximately $2.7 million. The maturity dates of the amortizing term loan and revolving term loan are July 1, 2016 and October 1, 2018, respectively, with no outstanding balance expected upon maturity on the amortizing term loan and an expected outstanding balance upon maturity of $3.8 million on the revolving term loan.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan and a revolving term loan of $37.4 million. At March 31, 2013, $11.1 million related to the amortizing term loan was outstanding along with the entire revolving term loan. The amortizing term loan requires quarterly principal payments of $2.4 million. The amortizing term loan matures on May 20, 2014 and the revolving term loan matures on June 1, 2018 with no expected outstanding balances upon maturity on the amortizing term loan or the revolving term loan.

The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term loan as well as a revolving line of credit of up to $5.0 million. At March 31, 2013, $17.1 million related to the amortizing term loan was outstanding, $12.2 million on the revolving term loan, along with $4.7 million on the revolving line of credit. The amortizing term loan requires monthly principal payments of approximately $0.2 million. The amortizing term loan and the revolving term loan mature on July 1, 2016 with expected outstanding balances upon maturity of $8.2 million and $12.2 million, respectively, and the revolving line of credit matures on June 27, 2013. We expect to extend or refinance the revolving credit facility prior to maturity.

The Green Plains Otter Tail loan is comprised of a $30.3 million amortizing term loan and a $4.7 million revolver. At March 31, 2013, $21.6 million related to the term loan and the entire revolver were outstanding. The amortizing term loan requires monthly principal payments of approximately $0.4 million. The amortizing term loan matures on September 1, 2018 with an expected outstanding balance of $4.8 million and the revolver matures on June 19, 2013. We expect to extend or refinance the revolver prior to maturity.

The Green Plains Shenandoah loan is comprised of a $17.0 million revolving term loan. At March 31, 2013, the entire $17.0 million on the revolving term loan was outstanding. The revolving term loan matures on March 1, 2018 with an expected outstanding balance upon maturity of $7.0 million.

The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term loan. At March 31, 2013, $13.9 million related to the amortizing term loan was outstanding, along with the entire revolving term loan. The amortizing term loan requires quarterly principal payments of $1.4 million. The amortizing term loan matures on July 20, 2015 and the revolving term loan matures on July 1, 2017 with an expected outstanding balance upon maturity of $1.5 million on the amortizing term loan and no expected outstanding balance upon maturity on the revolving term loan.

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

Green Plains Bluffton also received $22.0 million in Subordinate Solid Waste Disposal Facility Revenue Bond funds from the city of Bluffton, Indiana, of which $16.7 million remained outstanding at March 31, 2013. The revenue bond requires: semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019; and a final principal and interest payment of $3.745 million on September 1, 2019. The revenue bond bears interest at 7.50% per annum.

Green Plains Otter Tail also issued $19.2 million in senior notes under New Market Tax Credits financing of which $19.0 million remained outstanding at March 31, 2013. The notes bear interest at 4.75% per annum, payable monthly, and require monthly principal payments of approximately $0.3 million beginning in October 2014. The notes mature on September 1, 2018 with an expected outstanding balance of $4.7 million upon maturity.

Agribusiness Segment

Green Plains Grain loan has a $195.0 million senior secured revolving credit facility with various lenders to provide the agribusiness segment with working capital funding. The revolving credit facility matures on October 28, 2013. Advances of the revolving credit facility are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period, or the base rate, plus the respective applicable margin. At March 31, 2013, $110.5 million on the revolving credit facility was outstanding. As security for the revolving credit facility, the lender receives a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment. We expect to extend or refinance the revolving credit facility prior to its maturity date.

Marketing and Distribution Segment

Green Plains Trade loan has a senior secured asset-based revolving credit facility of up to $130.0 million, subject to a borrowing base value equal to the sum of percentages of eligible receivables and eligible inventories, less certain miscellaneous adjustments. At March 31, 2013, $48.0 million was outstanding on the revolving credit facility. The revolving credit facility expires on April 26, 2016 and bears interest at the lender’s commercial floating rate plus 2.5% or LIBOR plus 3.5%. As security for the loan, the lender received a first-position lien on accounts receivable, inventory and other collateral owned by Green Plains Trade.

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

A $27.2 million note payable to a subsidiary of NTR plc, which previously was our largest shareholder, was paid in full during the first quarter of 2013.

Contractual Obligations

Our contractual obligations as of March 31, 2013 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term and short-term debt obligations (1)	$ 639,067	$ 237,273	$ 223,767	$ 132,640	$ 45,387
Interest and fees on debt obligations (2)	71,006	28,377	32,438	8,900	1,291
Operating lease obligations (3)	49,436	17,463	20,883	9,697	1,393
Deferred tax liabilities	59,906	-	-	-	59,906
Purchase obligations
Forward grain purchase contracts (4)	317,723	317,577	146	-	-
Other commodity purchase contracts (5)	19,736	19,736	-	-	-
Other	718	718	-	-	-
Total contractual obligations	$ 1,157,592	$ 621,144	$ 277,234	$ 151,237	$ 107,977

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we had $639.1 million outstanding in debt as of March 31, 2013, $513.5 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $1.8 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally designated as normal purchases or normal sales contracts and are not recognized until quantities are delivered or utilized in production. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are deferred in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. During the three months ended March 31, 2013, revenues included net losses of $22.1 million and cost of goods sold included net gains of  $10.2 million from derivative financial instruments. To the extent net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sales has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from March 31, 2013. This analysis includes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	740,000	Gallons	$85,940
Corn	262,000	Bushels	$83,895
Distillers grains	2,100	Tons (2)	$22,922
Natural gas	20,300	MMBTU (3)	$4,877

(1) Assumes production at full capacity.
(2) Distillers grains quantities are stated on an equivalent dried ton basis.
(3) Millions of British Thermal Units.

Corn Oil Production Segment

A sensitivity analysis has been prepared to estimate our corn oil production segment exposure to corn oil price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn oil output for a one-year period from March 31, 2013. This analysis includes the impact of risk management activities that result from our use of fixed-price sale contracts. Market risk at March 31, 2013,  based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $1.6 million.

Agribusiness Segment

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, foreign and domestic government farm programs and policies, changes in global demand created by population changes and changes in standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations in purchase and sale commitments for grain and grain held in inventory, we enter into exchange-traded futures and options contracts that function as economic hedges. The market value of exchange-traded futures and options used for economic hedging has a high, but not perfect correlation, to the underlying market value of grain inventories and related purchase and sale contracts. The less correlated portion of inventory and purchase and sale contract market value, known as basis, is much less volatile than the overall market value of exchange-traded futures and tends to follow historical patterns. We manage this less volatile risk by constantly monitoring our position relative to the price changes in the market. In addition, inventory values are affected by the month-to-month spread relationships in the regulated futures markets, as we carry inventories over time. These spread relationships are also less volatile than the overall market value and tend to follow historical patterns, but also represent a risk that cannot be directly mitigated. Our accounting policy for our futures and options, as well as the underlying inventory held for sale and purchase and sale contracts, is to mark them to the market and include gains and losses in the consolidated statement of operations in sales and merchandising revenues.

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position, which is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices, is approximately $0.7 million at March 31, 2013. Market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $42 thousand.

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

Item 1A.  Risk Factors.

Our investors should consider the risks that could affect us and our business as set forth in Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2012. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should carefully consider the discussion of risks and the other information included in our annual report on Form 10-K for the year ended December 31, 2012 and in this quarterly report on Form 10-Q, including Cautionary Information Regarding Forward-Looking Information, which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares upon the vesting of restricted stock grants to satisfy payroll tax withholding obligations. The following table sets forth the shares that were surrendered by month during the first quarter of 2013.

Month	Total Number of Shares Withheld	Average Price Paid per Share
January	4,993	$ 8.09
February	101,445	9.12
March	31,732	10.74
Total	138,170	$ 9.46

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description of Exhibit

10.1	Second Amended and Restated Master Loan Agreement dated as of April 22, 2013 by and among Green Plains Bluffton LLC and AgStar Financial Services, PCA
10.2	Second Amended and Restated Revolving Credit and Security Agreement dated April 26, 2013 by and among Green Plains Trade Group LLC and PNC Bank, National Association (as Lender and Agent)
10.2(a)	Second Amended and Restated Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and PNC Bank, National Association
10.2(b)	Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and Citibank, N.A.
10.2(c)	Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and BMO Harris Bank N.A.
10.2(d)	Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and Alostar Bank of Commerce
10.2(e)	Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and Bank of America
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from Green Plains Renewable Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 2, 2013	GREEN PLAINS RENEWABLE ENERGY, INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: May 2, 2013	By: /s/ Jerry L. Peters _ Jerry L. Peters Chief Financial Officer (Principal Financial Officer)