Form 10-Q
period 2013-06-30
Green Plains Renewable Energy, Inc.
filed 2013-08-01
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of July 30, 2013 was 30,198,098 shares.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$213,463	$254,289
Restricted cash	13,087	25,815
Accounts receivable, net of allowances of $219	105,987	80,537
Inventories	106,401	172,009
Prepaid expenses and other	6,541	12,314
Deferred income taxes	15,359	2,133
Derivative financial instruments	18,848	20,938
Total current assets	479,686	568,035
Property and equipment, net of accumulated depreciation of
$189,683 and $164,445, respectively	702,891	708,110
Goodwill	40,877	40,877
Other assets	40,593	32,712
Total assets	$1,264,047	$1,349,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$79,369	$95,564
Accrued and other liabilities	28,844	32,475
Unearned revenue	4,854	3,617
Short-term notes payable and other borrowings	104,752	171,302
Current maturities of long-term debt	67,053	129,426
Total current liabilities	284,872	432,384

Long-term debt	400,110	362,549
Deferred income taxes	77,282	60,082
Other liabilities	4,009	4,217
Total liabilities	766,273	859,232

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized;
37,398,098 and 36,903,777 shares issued, and 30,198,098
and 29,703,777 shares outstanding, respectively	37	37
Additional paid-in capital	447,563	445,198
Retained earnings	116,060	107,540
Accumulated other comprehensive income (loss)	(78)	3,535
Treasury stock, 7,200,000 shares	(65,808)	(65,808)
Total stockholders' equity	497,774	490,502
Total liabilities and stockholders' equity	$1,264,047	$1,349,734

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$804,696	$870,356	$1,570,172	$1,645,750
Cost of goods sold	772,085	852,222	1,510,347	1,618,846
Gross profit	32,611	18,134	59,825	26,904
Selling, general and administrative expenses	14,049	19,217	28,558	39,078
Operating income (loss)	18,562	(1,083)	31,267	(12,174)
Other income (expense)
Interest income	63	58	102	99
Interest expense	(7,762)	(9,842)	(15,833)	(18,909)
Other, net	(610)	(832)	(1,130)	(1,411)
Total other expense	(8,309)	(10,616)	(16,861)	(20,221)
Income (loss) before income taxes	10,253	(11,699)	14,406	(32,395)
Income tax expense (benefit)	4,288	(4,145)	5,886	(12,145)
Net income (loss)	5,965	(7,554)	8,520	(20,250)
Net loss attributable to noncontrolling interests	-	4	-	8
Net income (loss) attributable to Green Plains	$5,965	$(7,550)	$8,520	$(20,242)

Earnings per share:
Net income (loss) attributable to Green Plains - basic	$0.20	$(0.25)	$0.28	$(0.65)
Net income (loss) attributable to Green Plains - diluted	$0.19	$(0.25)	$0.28	$(0.65)
Weighted average shares outstanding:
Basic	30,160	29,614	30,047	30,926
Diluted	36,804	29,614	30,367	30,926

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$5,965	$(7,554)	$8,520	$(20,250)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during period, net of tax (expense) benefit of $10,807, $(7,116), $18,438 and
$(7,106), respectively	(15,084)	11,857	(28,592)	11,935
Reclassification of realized (gains) losses on derivatives, net of tax expense (benefit) of $(12,470), $858, $(16,108) and
$(669), respectively	17,405	(1,430)	24,979	1,125
Total other comprehensive income (loss), net of tax	2,321	10,427	(3,613)	13,060
Comprehensive income (loss)	8,286	2,873	4,907	(7,190)
Comprehensive loss attributable to noncontrolling interests	-	4	-	8
Comprehensive income (loss) attributable to Green Plains	$8,286	$2,877	$4,907	$(7,182)

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$8,520	$(20,250)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and amortization	25,044	26,417
Amortization of debt issuance costs	1,841	1,553
Deferred income taxes	6,303	(10,627)
Stock-based compensation expense	1,892	2,112
Undistributed equity in loss of affiliates	1,130	1,411
Allowance for doubtful accounts	-	95
Other	1,402	-
Changes in operating assets and liabilities before
effects of business combinations:
Accounts receivable	(25,450)	(8,815)
Inventories	66,006	43,195
Derivative financial instruments	(3,896)	(3,325)
Prepaid expenses and other assets	6,323	6,953
Accounts payable and accrued liabilities	(20,432)	(69,152)
Unearned revenues	1,237	(9,559)
Other	(136)	(424)
Net cash provided (used) by operating activities	69,784	(40,416)

Cash flows from investing activities:
Purchases of property and equipment	(4,948)	(14,404)
Acquisition of businesses, net of cash acquired	(15,305)	(1,490)
Other	(803)	(5,771)
Net cash used by investing activities	(21,056)	(21,665)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	39,700	34,000
Payments of principal on long-term debt	(72,635)	(55,680)
Proceeds from short-term borrowings	1,658,400	1,538,854
Payments on short-term borrowings	(1,726,284)	(1,501,905)
Payments for repurchase of common stock	-	(10,445)
Change in restricted cash	12,728	3,460
Payments of loan fees	(1,936)	(301)
Other	473	(207)
Net cash provided (used) by financing activities	(89,554)	7,776

Net change in cash and cash equivalents	(40,826)	(54,305)
Cash and cash equivalents, beginning of period	254,289	174,988
Cash and cash equivalents, end of period	$213,463	$120,683

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Six Months Ended June 30,
	2013	2012

Supplemental disclosures of cash flow:
Cash paid for income taxes	$1,831	$457
Cash paid for interest	$16,072	$17,085

Supplemental noncash investing and financing activities:
Assets acquired in acquisitions and mergers	$15,870	$1,590
Less: liabilities assumed	(565)	(100)
Net assets acquired	$15,305	$1,490

Short-term note payable issued to repurchase common stock	$-	$27,162

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

Effective January 1, 2013, the Company adopted the amended guidance in ASC Topic 220, Comprehensive Income. The amended guidance requires entities to disclose additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income by component and (2) significant items reclassified out of accumulated other comprehensive income by presenting the amount reclassified and the individual income statement line items affected. The updated disclosures have been implemented prospectively and do not impact our financial position or results of operations. Refer to Note 10, Stockholders’ Equity, for expanded disclosures.

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

There have been no changes in valuation techniques and inputs used in measuring fair value.

The following tables set forth the Company’s assets and liabilities by level for the periods indicated (in thousands):

	Fair Value Measurements at June 30, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$213,463	$-	$-	$213,463
Restricted cash	15,287	-	-	15,287
Margin deposits	26,244	-	(26,244)	-
Inventories carried at market	-	12,496	-	12,496
Unrealized gains on derivatives	3,238	3,985	11,625	18,848
Total assets measured at fair value	$258,232	$16,481	$(14,619)	$260,094

Liabilities:
Unrealized losses on derivatives	$14,619	$6,944	$(14,619)	$6,944
Other	56	-	-	56
Total liabilities measured at fair value	$14,675	$6,944	$(14,619)	$7,000

	Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$254,289	$-	$-	$254,289
Restricted cash	28,015	-	-	28,015
Margin deposits	12,847	-	(12,847)	-
Inventories carried at market	-	61,763	-	61,763
Unrealized gains on derivatives	7,337	3,254	10,347	20,938
Total assets measured at fair value	$302,488	$65,017	$(2,500)	$365,005

Liabilities:
Unrealized losses on derivatives	$2,544	$2,103	$(2,500)	$2,147
Other	107	-	-	107
Total liabilities measured at fair value	$2,651	$2,103	$(2,500)	$2,254

The Company believes the fair values of its debt, accounts receivable and accounts payable approximate book value, which were  $571.9 million, $106.0 million and $79.4 million, respectively, at June 30, 2013 and $663.3 million,  $80.5 million and $95.6 million, respectively, at December 31, 2012. The Company estimates the fair value of its outstanding debt using Level 2 inputs.

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

In June 2013, the Company acquired an ethanol plant located in Atkinson, Nebraska for approximately $15.2 million, with the capacity to produce approximately 50 million gallons of ethanol per year. The plant began ethanol production during the third quarter of 2013. Also in June 2013, the Company acquired a grain elevator in Archer, Nebraska with current storage capacity of 0.2 million bushels. The Company has begun construction of a flat storage facility to add 1.0 million bushels of grain storage capacity at this location before the 2013 fall harvest.

The following are certain financial data for the Company’s operating segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Ethanol production:
Revenues from external customers	$34,338	$50,776	$78,745	$96,133
Intersegment revenues	496,066	416,114	960,717	828,934
Total segment revenues	530,404	466,890	1,039,462	925,067
Corn oil production:
Revenues from external customers	-	7	-	516
Intersegment revenues	16,315	15,463	32,014	28,474
Total segment revenues	16,315	15,470	32,014	28,990
Agribusiness:
Revenues from external customers	15,998	101,782	38,124	174,606
Intersegment revenues	159,170	39,068	224,088	84,470
Total segment revenues	175,168	140,850	262,212	259,076
Marketing and distribution:
Revenues from external customers	754,360	717,791	1,453,303	1,374,495
Intersegment revenues	2,123	124	3,413	191
Total segment revenues	756,483	717,915	1,456,716	1,374,686
Revenues including intersegment activity	1,478,370	1,341,125	2,790,404	2,587,819
Intersegment eliminations	(673,674)	(470,769)	(1,220,232)	(942,069)
Revenues as reported	$804,696	$870,356	$1,570,172	$1,645,750

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross profit (loss):
Ethanol production	$10,729	$(6,875)	$11,959	$(16,910)
Corn oil production	7,873	9,405	15,782	17,340
Agribusiness	945	8,599	2,171	14,845
Marketing and distribution	13,404	6,603	30,459	10,790
Intersegment eliminations	(340)	402	(546)	839
	$32,611	$18,134	$59,825	$26,904
Operating income (loss):
Ethanol production	$7,006	$(11,034)	$4,657	$(24,914)
Corn oil production	7,821	9,351	15,631	17,200
Agribusiness	248	2,398	617	3,067
Marketing and distribution	9,210	2,874	22,196	3,384
Intersegment eliminations	(340)	402	(500)	873
Corporate activities	(5,383)	(5,074)	(11,334)	(11,784)
	$18,562	$(1,083)	$31,267	$(12,174)

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Ethanol	$624,367	$632,088	$1,203,902	$1,215,057
Distillers grains	123,020	98,936	254,440	199,531
Corn oil	17,276	15,632	34,372	28,786
Grain	28,547	74,704	54,867	138,923
Agronomy products	49	25,200	100	32,318
Other	11,437	23,796	22,491	31,135
	$804,696	$870,356	$1,570,172	$1,645,750

The following are total assets for our operating segments for the periods indicated (in thousands):

	June 30,	December 31,
	2013	2012
Total assets:
Ethanol production	$803,385	$831,939
Corn oil production	22,799	27,751
Agribusiness	114,098	179,930
Marketing and distribution	229,151	184,541
Corporate assets	95,491	150,797
Intersegment eliminations	(877)	(25,224)
	$1,264,047	$1,349,734

4.  INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale, which is valued at market value. The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2013	2012
Finished goods	$56,073	$58,080
Grain held for sale	7,123	61,763
Raw materials	18,451	28,494
Work-in-process	13,054	13,326
Supplies and parts	11,700	10,346
	$106,401	$172,009

5.  GOODWILL

The Company did not have any changes in the total carrying amount of goodwill, which was $40.9 million, during the six months ended June 30, 2013. Goodwill of $30.3 million is attributable to the ethanol production segment and $10.6 million is attributable to the marketing and distribution segment.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2013, the Company’s consolidated balance sheet reflects unrealized losses, net of tax, of $78 thousand in accumulated other comprehensive loss. The Company expects that all of the unrealized losses at June 30, 2013 will be reclassified into operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in operating income, however, will differ as commodity prices change.

Fair Values of Derivative Instruments

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the consolidated balance sheets in which the fair values are reflected (in thousands):

	Asset Derivatives'				Liability Derivatives'
	Fair Value				Fair Value
	June 30,		December 31,		June 30,	December 31,
	2013		2012		2013	2012
Derivative financial instruments (1)	$(7,396)	(2)	$8,091	(3)	$-	$-
Accrued and other liabilities	-		-		6,936	2,103
Other liabilities	-		-		8	44
Total	$(7,396)		$8,091		$6,944	$2,147

(1)  Margin deposit assets are presented on a net basis with derivative financial instruments on the balance sheet. Derivative financial instruments as reflected on the consolidated balance sheets include margin deposit assets of $26.2 million and $12.8 million at June 30, 2013 and December 31, 2012, respectively.

(2)  Balance at June 30, 2013 includes $8.0 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

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

Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The following tables provide information about the gain or loss recognized in income and other comprehensive income on the Company’s derivative financial instruments and the line items in the financial statements in which such gains and losses are reflected (in thousands):

Gains (Losses) on Derivative Instruments Not	Three Months Ended June 30,		Six Months Ended June 30,
Designated in a Hedging Relationship	2013	2012	2013	2012
Revenue	$(2,815)	$1,605	$(14,482)	$(1,280)
Cost of goods sold	190	(5,510)	11,207	(4,325)
Net decrease recognized in earnings before tax	$(2,625)	$(3,905)	$(3,275)	$(5,605)

Gain (Loss) Due to Ineffectiveness	Three Months Ended June 30		Six Months Ended June 30,
of Cash Flow Hedges	2013	2012	2013	2012
Revenue	$(20)	$7	$(27)	$12
Cost of goods sold	1	439	(24)	376
Net increase (decrease) recognized in earnings before tax	$(19)	$446	$(51)	$388

Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)	Three Months Ended June 30		Six Months Ended June 30,
into Net Income (Loss)	2013	2012	2013	2012
Revenue	$(23,841)	$2,941	$(34,220)	$3,558
Cost of goods sold	(6,034)	(653)	(6,867)	(5,352)
Net increase (decrease) recognized in earnings before tax	$(29,875)	$2,288	$(41,087)	$(1,794)

Effective Portion of Cash Flow Hedges Recognized in	Three Months Ended June 30		Six Months Ended June 30,
Other Comprehensive Income (Loss)	2013	2012	2013	2012
Commodity Contracts	$(25,891)	$18,973	$(47,030)	$19,041

Gain (Loss) from Fair Value	Three Months Ended June 30,		Six Months Ended June 30,
Hedges of Ethanol Inventory	2013	2012	2013	2012
Revenue (effect of change in inventory value)	$(301)	$(1,218)	$-	$-
Revenue (effect of fair value hedge)	301	1,218	-	-
Ineffectiveness recognized in earnings before tax	$-	$-	$-	$-

There were no gains or losses due to the discontinuance of cash flow hedge treatment or fair value hedge exposure during the six months ended June 30, 2013 and 2012.

The following table summarizes the volumes of open commodity derivative positions as of June 30, 2013 (in thousands):

June 30, 2013
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity
Futures	(6,380)				Bushels	Corn and Soybeans
Futures	5,995	(3)			Bushels	Corn
Futures	(17,398)				Gallons	Ethanol
Futures	(89,880)	(3)			Gallons	Ethanol
Options	3,943				Bushels	Corn, Soybeans and Wheat
Options	(9,838)				Gallons	Ethanol
Options	489				mmBTU	Natural Gas
Forwards			19,681	(3,355)	Bushels	Corn and Soybeans
Forwards			22,497	(162,147)	Gallons	Ethanol
Forwards			50	(144)	Tons	Distillers Grains
Forwards			432	(48,960)	Pounds	Corn Oil

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.

Revenues and cost of goods sold for energy trading contracts that do not involve physical delivery are presented net in revenue on the consolidated statements of operations and are summarized in the table below for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$7,779	$5,988	$9,762	$12,563
Cost of goods sold	7,636	6,008	9,598	12,493

7.  DEBT

The principal balances of the components of long-term debt are as follows (in thousands):

	June 30	December 31,
	2013	2012
Green Plains Bluffton:
$70.0 million term loan	$28,169	$41,018
$20.0 million revolving term loan	20,000	20,000
$22.0 million revenue bond	16,660	17,510
Green Plains Central City:
$55.0 million term loan	35,906	38,635
$30.5 million revolving term loan	28,639	28,639
$11.0 million revolving line of credit	10,600	10,600
Equipment financing loan	71	105
Green Plains Holdings II:
$26.4 million term loan	18,914	21,914
$51.1 million revolving term loan	42,640	45,320
Green Plains Obion:
$60.0 million term loan	8,679	13,479
$37.4 million revolving term loan	37,400	37,400
Equipment financing loan	231	334
Economic development grant	1,290	1,335
Green Plains Ord:
$25.0 million term loan	16,426	17,675
$13.0 million revolving term loan	12,151	12,151
$5.0 million revolving line of credit	4,749	4,749
Green Plains Otter Tail:
$30.3 million term loan	20,405	22,791
$4.7 million revolver	4,675	4,675
$19.2 million note payable	19,082	19,014
Capital lease payable	-	53
Green Plains Shenandoah:
$17.0 million revolving term loan	16,000	17,000
Green Plains Superior:
$40.0 million term loan	12,500	15,250
$10.0 million revolving term loan	10,000	10,000
Equipment financing loan	54	89
Corporate:
$90.0 million convertible notes	90,000	90,000
Notes Payable	1,625	1,625
Capital Lease	297	403
Other	10,000	211
Total long-term debt	467,163	491,975
Less: current portion of long-term debt	(67,053)	(129,426)
Long-term debt	$400,110	$362,549

            Short-term notes payable and other borrowings at June 30, 2013 included working capital revolvers at Green Plains Grain and Green Plains Trade with outstanding balances of $70.0 million and $34.8 million, respectively. Short-term notes payable and other borrowings at December 31, 2012 included working capital revolvers at Green Plains Grain and Green Plains Trade with outstanding balances of $105.0 million and $39.1 million, respectively, and a $27.2 million short-term note payable issued in conjunction with the March 2012 repurchase of common stock.

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

•

Revolving Term Loans – The revolving term loans are generally available for advances throughout the life of the commitment, subject, in certain cases, to borrowing base restrictions. Allowable advances under the Green Plains Shenandoah loan agreement are reduced by $1.0 million each six-month period commencing on June 1, 2013. Allowable advances under the Green Plains Superior loan agreement are reduced by $2.5 million each six-month period commencing on the first day of the month beginning six months after repayment of the term loan, but in no event later than January 1, 2016. Allowable advances under the Green Plains Obion loan agreement are reduced by $4.7 million on a semi-annual basis commencing on March 1, 2015. Allowable advances under the Green Plains Holdings II loan agreement are reduced by $2.7 million on a semi-annual basis commencing on April 1, 2012 and are reduced by $5.7 million on a semi-annual basis commencing on October 1, 2016. Interest-only payments are due each month on all revolving term loans until the final maturity date for the Green Plains Bluffton, Green Plains Central City, Green Plains Ord, Green Plains Shenandoah, and Green Plains Superior loan agreements.

o	Final maturity dates (at the latest) are as follows:

•	Green Plains Bluffton	January 31, 2015
•	Green Plains Central City	July 1, 2016
•	Green Plains Holdings II	October 1, 2018
•	Green Plains Obion	June 1, 2018
•	Green Plains Ord	July 1, 2016
•	Green Plains Shenandoah	March 1, 2018
•	Green Plains Superior	July 1, 2017

Green Plains Bluffton issued a  $22.0 million Subordinate Solid Waste Disposal Facility Revenue Bond with the City of Bluffton, Indiana. The revenue bond requires: (1) semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019, and (2) a final principal and interest payment of $3.745 million on September 1, 2019. At June 30, 2013, Green Plains Bluffton had $3.2 million of cash that was restricted as to use for payment towards the current maturity and interest of the revenue bond. Such cash is presented as restricted cash on the consolidated balance sheet.

Green Plains Otter Tail issued  $19.2 million in senior notes under New Market Tax Credits financing. The notes bear interest at a rate equal to the prime rate (as defined) plus 1.5%, but not less than 4.0%, payable monthly, and require monthly principal payments of approximately $0.3 million beginning in October 2014. The notes mature on September 1, 2018 with an expected outstanding balance of $4.7 million upon maturity.

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

o	Green Plains Holdings IIUp to 40% of net profit before tax, and unlimited after free cash flow payment is made

o	Green Plains ObionUp to 40% of net profit before tax, and unlimited after free cash flow payment is made

o	Green Plains Otter Tail Up to 40% of net profit before tax, and a reasonable amount may be distributed provided maintenance of 40% tangible owner equity

o	Green Plains ShenandoahUp to 40% of net profit before tax and unlimited after free cash flow payment is made

o	Green Plains SuperiorUp to 40% of net profit before tax and unlimited after free cash flow payment is made

Subsidiaries within the ethanol production segment were in compliance with their debt covenants as of June 30, 2013.

Agribusiness Segment

Green Plains Grain has a $195.0 million senior secured revolving credit facility with various lenders subject to a borrowing base as defined in the facility. The revolving credit facility matures on October 28, 2013.

The revolving credit facility includes total revolving credit commitments of $195.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $55.0 million of new lender commitments upon agent approval. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment. Advances are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period plus the applicable margin or a rate per annum equal to the base rate plus the applicable margin. In addition to other customary covenants, this revolving credit facility contains restrictions on distributions with respect to capital stock, with exceptions for distributions of up to 40% of net profit before tax, subject to certain conditions. We expect to extend or refinance the revolving credit facility prior to its maturity date.

Subsidiaries within the agribusiness segment were in compliance with their debt covenants as of June 30, 2013.

Marketing and Distribution Segment

Green Plains Trade has a senior secured asset-based revolving credit facility pursuant to which the lender will loan up to $130.0 million on eligible collateral. This credit facility was increased from $70.0 million in April 2013. The amount of eligible collateral is determined by a calculated borrowing base value equal to the sum of percentages of eligible receivables and eligible inventories, less certain miscellaneous adjustments. The outstanding balance, if any, is subject to interest charges at the lender’s floating base rate plus the applicable margin or LIBOR plus the applicable margin.  At June 30, 2013, Green Plains Trade had $12.1 million in cash that was restricted for repayment of the then outstanding loan balance. Such cash is presented in restricted cash on the consolidated balance sheets. The revolving credit facility expires on April 25, 2016.  In addition to other customary covenants, this revolving credit facility contains restrictions on distributions with respect to capital stock, with exceptions (i) for distributions with respect to tax obligations, subject to certain conditions, and (ii) whereby distributions may be made in an amount up to 50% of net income if (a) undrawn availability under this facility, on a pro forma basis, is greater than $10.0 million for the preceding 30 days and (b) as of the date of the distribution, the borrower would be in compliance with the fixed charge coverage ratio on a pro forma basis.

In June 2013, subsidiaries of the Company executed a New Markets Tax Credits financing transaction. In order to facilitate this financing transaction, the Company was required to issue promissory notes payable in the amount of $10.0 million and a note receivable in the amount of $8.1 million. The promissory notes payable and note receivable bear interest at 1% per annum, payable quarterly. Beginning in March 2020, the promissory notes and note receivable each require quarterly principal and interest payments of approximately $0.2 million; the Company retains the right to call $8.1 million of the promissory notes in 2020. The promissory notes payable and note receivable mature on September 15, 2031 and will be fully amortized upon maturity. In connection with the New Markets Tax Credits financing transaction, income tax credits were generated for the benefit of the lender. The Company has guaranteed the lender the value of these income tax credits over their statutory lives, a period of seven years, in the event that the income tax credits are recaptured or reduced. The face value of the income tax credits was anticipated to be $5.0 million at the time of the transaction. The Company believes the likelihood of the recapture or reduction of the income tax credits is remote, and therefore has not established a liability in connection with this guarantee.

Subsidiaries within the marketing and distribution segment were in compliance with their debt covenants as of June 30, 2013.

Corporate Activities

In November 2010, the Company issued $90.0 million of 5.75% Convertible Senior Notes due 2015. The Notes represent senior, unsecured obligations of the Company, with interest payable on May 1 and November 1 of each year. The Notes may be converted into shares of the Company’s common stock and cash in lieu of fractional shares of the common stock based on a conversion rate equal to 69.7788 shares of the common stock per $1,000 principal amount of Notes, which is equal to a conversion price of $14.33 per share. The conversion rate is subject to adjustment upon the occurrence of specified events. The Company may redeem for cash all, but not less than all, of the Notes at any time on and after November 1, 2013, if the last reported sale price of the Company’s common stock equals or exceeds 140% of the applicable conversion price for a specified time period, at a redemption price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest. Default with respect to any loan in excess of $10.0 million constitutes an event of default under the convertible senior notes, which could result in the convertible senior notes being declared due and payable.

A $27.2 million note payable to a subsidiary of NTR plc, which previously was the Company’s largest shareholder, was paid in full during the first quarter of 2013.

Capitalized Interest

The Company had no capitalized interest during the six months ended June 30, 2013.

Restricted Net Assets

At June 30, 2013, there were approximately $539.0 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

A summary of stock option activity for the six months ended June 30, 2013 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2012	726,750	$10.10	4.3	$625
Granted	-	-
Exercised	(80,500)	5.87		460
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2013	646,250	$10.62	4.0	$2,371
Exercisable at June 30, 2013 (1)	641,250	$10.63	4.0	$2,350

(1) Includes in-the-money options totaling 520,250 shares at a weighted-average exercise price of $8.80.

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

The following table summarizes non-vested stock award and deferred stock unit activity for the six months ended June 30, 2013:

	Non-Vested Shares and Deferred Stock Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Nonvested at December 31, 2012	628,090	$11.41
Granted	565,651	9.60
Forfeited	-	-
Vested	(455,683)	10.88
Nonvested at June 30, 2013	738,058	$10.35	2.0

Compensation costs expensed for share-based payment plans described above during the three and six months ended June 30, 2013 were approximately $1.2 million and $3.4 million, respectively and during the three and six months ended June 30, 2012 were approximately $1.0 million and $3.3 million, respectively. At June 30, 2013, there were $6.4 million of unrecognized compensation costs from share-based compensation arrangements, which are related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.0 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 38% of these expense amounts.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic EPS:
Net income (loss) attributable to Green Plains	$5,965	$(7,550)	$8,520	$(20,242)
Weighted average shares outstanding - basic	30,160	29,614	30,047	30,926
Net income (loss) attributable to Green Plains - basic	$0.20	$(0.25)	$0.28	$(0.65)

Diluted EPS:
Net income (loss) attributable to Green Plains	$5,965	$(7,550)	$8,520	$(20,242)
Interest and amortization on convertible debt, net of tax effect	904	-	-	-
Net income (loss) attributable to Green Plains on an as-if-converted basis	$6,869	$(7,550)	$8,520	$(20,242)

Weighted average shares outstanding - basic	30,160	29,614	30,047	30,926
Effect of dilutive convertible debt	6,280	-	-	-
Effect of dilutive stock-based compensation awards	364	-	320	-
Total potential shares outstanding	36,804	29,614	30,367	30,926

Net income (loss) attributable to Green Plains - diluted	$0.19	$(0.25)	$0.28	$(0.65)

Excluded from the computations of diluted EPS for the three and six months ended June 30, 2013 were stock-based compensation awards totaling 0.1 million and 0.3 million shares, respectively, and for the three and six months ended June 30, 2012 were stock-based compensation awards totaling 1.3 and 1.0 million shares, respectively, because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the respective periods. For the six months ended June 30, 2013, and the three and six months ended June 30, 2012, 6.3 million, 6.4 million and 6.5 million shares, respectively, related to the effect of the convertible debt and stock-based compensation awards, if applicable, were also excluded from the computation of diluted EPS as the inclusion of these shares would have been antidilutive. As consideration for the acquisition of the Lakota and Riga ethanol plants in October 2010, the Company issued warrants for 700,000 shares of its stock at a price of $14.00 per share exercisable for a period of three years from the closing date. The warrants are excluded from the computations of diluted EPS as the exercise price is greater than the average market price of the Company’s common stock for the three and six month periods ended June 30, 2013 and 2012.

10.  STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

					Accum.
					Other
			Additional		Comp			Total
	Common Stock		Paid-in	Retained	Income	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity
Balance, December 31, 2012	36,904	$37	$445,198	$107,540	$3,535	7,200	$(65,808)	$490,502
Net income	-	-	-	8,520	-	-	-	8,520
Other comprehensive loss,
net of tax	-	-	-	-	(3,613)	-	-	(3,613)
Stock-based compensation	413	-	1,892	-	-	-	-	1,892
Stock options exercised	81	-	473	-	-	-	-	473
Balance, June 30, 2013	37,398	$37	$447,563	$116,060	$(78)	7,200	$(65,808)	$497,774

Changes in accumulated other comprehensive income during the six months ended June 30, 2013, net of tax, which related primarily to gains and losses on derivative financial instruments, are as follows (in thousands):

Accumulated
Other Comp.
Loss

Balance, December 31, 2012	$3,535

Other comprehensive income (loss) before reclassifications	(28,592)
Amounts reclassified from accumulated other
comprehensive income (loss)	24,979
Net current period other comprehensive loss	(3,613)

Balance, June 30, 2013	$(78)

Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Statements of Operations
	2013	2012	2013	2012	Classification
Gains (losses) on cash flow hedges:
Ethanol commodity derivatives	$(23,841)	$2,941	$(34,220)	$3,558	Revenues
Corn commodity derivatives	(6,034)	(653)	(6,867)	(5,352)	Cost of goods sold
Total	(29,875)	2,288	(41,087)	(1,794)	Income (loss) before income taxes
Income tax benefit	(12,470)	858	(16,108)	(669)	Income tax expense (benefit)
Amounts reclassified from accumulated
other comprehensive income (loss)	$(17,405)	$1,430	$(24,979)	$(1,125)

11.  INCOME TAXES

The Company records income tax expense or benefit during interim periods based on its best estimate of the annual effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.

Income tax expense for the three and six months ended June 30, 2013 was $4.3 million and $5.9 million, respectively, compared to an income tax benefit of $4.1 million and $12.1 million, respectively, for the same periods in 2012. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 41.8% and 40.9% for the three and six months ended June 30, 2013, respectively, and 35.4% and 37.5% for the three and six months ended June 30 2012, respectively. The effective tax rate for the three and six months ended June 30, 2013 reflects the reduction in tax benefit for stock-based compensation awards vested during the period.

The Company’s unrecognized tax benefits at June 30, 2013 and December 31, 2012 were immaterial. There was no change in the Company’s liabilities related to unrecognized tax benefits during the first six months of 2013.

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

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $4.8 million and $9.9 million during the three and six months ended June 30, 2013, respectively, and $4.4 million and $8.9 million during the three and six months ended June 30, 2012, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2013 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2013	$9,698
2014	12,416
2015	10,362
2016	8,145
2017	3,544
Thereafter	2,118
Total	$46,283

Commodities

As of June 30, 2013 the Company had contracted for future purchases of grain, natural gas, ethanol and distillers grains valued at approximately $252.0 million, $8.2 million, $7.6 million and $9.5 million, respectively.

Legal

The Company is currently involved in litigation that has arisen in the ordinary course of business, but it does not believe that any other pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

13. RELATED PARTY TRANSACTIONS

Commercial Contracts

Two subsidiaries of the Company have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital, is a member of the Company’s Board of Directors. Totals of $0.1 million and $0.2 million were included in debt at June 30, 2013 and December 31, 2012, respectively, under these financing arrangements. Payments, including principal and interest, totaled $37 thousand and $74 thousand during the three and six months ended June 30, 2013, respectively and $37 thousand and $0.2 million during the three and six months ended June 30, 2012, respectively, and the weighted average interest rate for all financing agreements with AXIS Capital was 6.1%.

The Company has entered into ethanol purchase and sale agreements with Center Oil Company. Gary R. Parker, President and Chief Executive Officer of Center Oil, is a member of the Company’s Board of Directors. During the three and six months ended June 30, 2013 cash receipts from Center Oil totaled $21 thousand and $0.6 million, respectively, and cash payments to Center Oil totaled $1.5 million and $2.6 million for the same periods, respectively, on these contracts. During the three and six months ended June 30, 2012, cash receipts from Center Oil totaled $1.5 million and $3.7 million, respectively, and cash payments to Center Oil totaled $40 thousand and $1.1 million for the same periods, respectively, on these contracts. In October 2011, the Company also entered into an operating lease agreement with Center Oil in which the Company will pay $42 thousand per month for the lease of 35 railcars. The agreement is effective through October 14, 2013. The Company had $221 thousand included in accounts payable, net of outstanding receivables and $14 thousand included in accounts receivable, net of outstanding payables, from Center Oil at June 30, 2013 and December 31, 2012, respectively.

Aircraft Lease

The Company has entered into an agreement with Hoovestol Inc. for the lease of an aircraft. Wayne B. Hoovestol, President of Hoovestol Inc., is Chairman of the Company’s Board of Directors. The Company has agreed to pay $6,667 per month for use of up to 100 hours per year of the aircraft. Any flight time in excess of 100 hours per year will incur additional hourly-based charges. During the three and six months ended June 30, 2013, payments related to this lease totaled $39 thousand and $74 thousand, respectively, and during the three and six months ended June 30, 2012, payments related to this lease totaled $32 thousand and $65 thousand, respectively. The Company did not have any accounts payables to Hoovestol Inc. at June 30, 2013 and December 31, 2012.

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

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2012 and in Item 1A of Part II of this quarterly report on Form 10-Q for the quarter ended June 30, 2013. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we operate, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation, risks related to closing and achieving anticipated results from acquisitions, and other risk factors detailed in our reports filed with the SEC. Actual results may differ from projected results due, but not limited, to unforeseen developments.

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

Overview

We are a leading, vertically-integrated producer, marketer and distributor of ethanol. We focus on generating stable operating margins through our diversified business segments and our risk management strategy. We believe that owning and operating strategically-located assets throughout the ethanol value chain enables us to mitigate changes in commodity prices and differentiates us from companies focused only on ethanol production. Today, we have operations throughout the ethanol value chain, beginning upstream with our grain handling and storage operations, continuing through our ethanol, distillers grains and corn oil production operations and ending downstream with our ethanol marketing, distribution and blending facilities.

We review our operations within the following four separate operating segments:

•

Ethanol Production. We are North America’s fourth largest ethanol producer. We operate a total of nine ethanol plants in Indiana, Iowa, Michigan, Minnesota, Nebraska and Tennessee. In June 2013, we acquired an ethanol plant located in Atkinson, Nebraska with the capacity to produce approximately 50 million gallons of ethanol per year, or mmgy. We began operations at the ethanol plant early in the third quarter of 2013. We have the capacity at our ten plants  to collectively consume approximately 280 million bushels of corn per year and produce approximately 790 mmgy of ethanol and approximately 2.2 million tons of distillers grains annually.

•

Corn Oil Production. We operate corn oil extraction systems at our nine operating ethanol plants, with the capacity to produce approximately 155 million pounds annually. We plan to install corn oil extraction technology at the Atkinson plant in 2013. The corn oil systems are designed to extract non-edible corn oil, a value-added product, from the whole stillage process immediately prior to production of distillers grains. Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides.

•

Agribusiness. Within our bulk grain business, we have four grain elevators with approximately 5.9 million bushels of total storage capacity. In June 2013, we acquired a grain elevator in Archer, Nebraska with current storage capacity of 0.2 million bushels; however, we have begun construction of a flat storage facility to add 1.0 million bushels of grain storage capacity at this location by the 2013 fall harvest. Our ethanol plants have approximately 13.1 million bushels of additional storage capacity. We believe our bulk grain business provides synergies with our ethanol production segment as it supplies a portion of the feedstock for our ethanol plants.

•

Marketing and Distribution. Our in-house marketing business is responsible for the sale, marketing and distribution of all ethanol, distillers grains and corn oil produced at our ethanol plants. We also market and provide logistical services for ethanol and other commodities for third-party producers. Additionally, our wholly-owned subsidiary, BlendStar LLC, operates eight blending or terminaling facilities with approximately 831 mmgy of total throughput capacity in seven south central U.S. states. To optimize the value of our assets, we utilize a portion of our railcar fleet to transport crude oil for third parties. At June 30, 2013, we had 632 railcars deployed for crude oil transportation.

We intend to continue to take a disciplined approach in evaluating new opportunities related to potential acquisition of additional ethanol plants by considering whether the plants meet our design, engineering, valuation and geographic criteria. In our marketing and distribution segment, our strategy is to expand our marketing efforts by entering into new or renewal contracts with other ethanol producers and realize additional profit margins by optimizing our commodity logistics.  During 2013 and 2014, we plan to add between five and ten million bushels per year of grain storage capacity around our ethanol plants to take advantage of our current grain handling infrastructure and processing demand. We also intend to pursue opportunities to develop or acquire additional grain elevators, specifically those located near our ethanol plants. We believe that owning additional grain handling and storage operations in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. We also own approximately 52% of BioProcess Algae LLC, which was formed to commercialize advanced photo-bioreactor technologies for growing and harvesting algal biomass. We continue to support the BioProcess Algae joint venture.

Industry Factors Affecting our Results of Operations

Variability of Commodity Prices.  Our operations and our industry are highly dependent on commodity prices, especially prices for corn, ethanol, distillers grains and natural gas. Because the market prices of these commodities are not always correlated, at times ethanol production may be unprofitable. As commodity price volatility poses a significant threat to our margin structure, we have developed a risk management strategy focused on locking in favorable operating margins when available. We continually monitor market prices of corn, natural gas and other input costs relative to the prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using derivative instruments, fixed-price purchases and sales contracts, or a combination of strategies within strict limits. Our primary focus is not to manage general price movements of individual commodities, for example to minimize the cost of corn consumed, but rather to lock in favorable profit margins whenever possible. By using a variety of risk management tools and hedging strategies, including our internally-developed real-time margin management system, we believe we are able to maintain a disciplined approach to price risks.

A combination of factors resulted in compressed ethanol margins in 2012. The ethanol industry increased production in the fourth quarter of 2011 to meet demand from ethanol blenders seeking to take advantage of the volumetric ethanol excise tax credit prior to its expiration on December 31, 2011. As a result, ethanol stocks at the end of 2011 exceeded normal market levels which caused ethanol margins to compress to near break-even levels in the first half of 2012. Additionally, corn prices traded to all-time highs during 2012 due to drought conditions in the midwestern region of the United States. According to the Energy Information Administration, or EIA, as an industry, ethanol producers have responded to these factors by reducing production by approximately 4.9% in 2012 compared to 2011. EIA data also show ethanol imports increased from 174 million gallons in 2011 to 533 million gallons in 2012. Under the Renewable Fuels Standard II, or RFS II, certain parties are obligated to blend, in the aggregate, 2.0 billion gallons of advanced biofuels in 2012. During 2012, sugarcane ethanol imported from Brazil, which totaled approximately 530 million gallons, has been one of the most economical means for obligated parties to meet this standard. Effective May 1, 2013, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil to 25 percent (from 20 percent) due to a rise in sugarcane production, which could possibly limit ethanol exports from Brazil into the U.S.

U.S. ethanol production reached its lowest level since 2010 in the first half of 2013, averaging an annualized rate of 12.7 billion gallons in the first half of 2013 compared with 13.9 billion gallons in the first half of 2012 and the 13.8 billion gallon RFS II mandate for 2013. As a result of the U.S. ethanol industry rationalizing production, inventory stocks reached a low of 649 million gallons at the end of June 2013, the lowest level since October 2010. Lower production and lower stocks have had a positive effect on ethanol margins in the first half of 2013, which are significantly better than during the first half of 2012. In the first half of 2013, ethanol margins have been steadily improving; however, the margin structure for the third quarter of 2013 will be dependent on access to corn supplies late in the quarter, prior to the 2013 harvest. We believe that U.S. ethanol production levels will continue to adjust to supply and demand factors for ethanol and corn.

There may be periods of time that, due to the variability of commodity prices and compressed margins, we reduce or cease ethanol production operations at certain of our ethanol plants. In 2012, we reduced production volumes at several of our ethanol plants in direct response to unfavorable operating margins, and have continued our production during the first half of 2013 at approximately 93% of our total capacity. The reduced production rates increase yield and optimize cash flow in lower margin environments.

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

Legislation.  Federal and state governments have enacted numerous policies and incentives to encourage the usage of domestically-produced alternative fuels. Passed in 2007 as part of the Energy Independence and Security Act, RFS II has been, and we expect will continue to be, a driving factor in the growth of ethanol usage. On April 10, 2013 the Renewable Fuel Standard Elimination Act was introduced as H.R. 1461. The bill is targeted to repeal the renewable fuel program of the Environmental Protection Agency, or EPA.  Also introduced on April 10, 2013 was the RFS Reform Bill, H.R. 1462, which would prohibit more than ten percent ethanol in gasoline and reduce the RFS II mandated volume of renewable fuel. On May 14, 2013, the Domestic Alternatives Fuels Act of 2013 was introduced in the U.S. House of Representatives as H.R. 1959 to allow ethanol produced from natural gas to be used to meet the RFS II mandate. These bills were assigned to a congressional committee, which will consider them before possibly sending any on to the House or Senate as a whole.

To further drive the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. Through a series of decisions beginning in October 2010, the EPA has granted a waiver for the use of E15 in model year 2001 and newer passenger vehicles, including cars, sport utility vehicles, and light pickup trucks. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends. On June 24, 2013 the U.S. Supreme Court declined to hear an appeal from the American Petroleum Institute and other organizations challenging the EPA’s decision to permit the sale of E15. According to the EPA, as of December 31, 2012, 79 fuel manufacturers were registered to sell E15. Approximately 72% of the passenger vehicles in service are eligible to use E15.

The Domestic Alternative Fuels Act of 2012 was introduced on January 18, 2012 in the U.S. House of Representatives and was re-introduced March 15, 2013 as H.R. 1214 to provide liability protection for claims based on the sale or use of certain fuels and fuel additives. Passage of this bill would provide liability protection to consumers in the event they unintentionally put any transportation fuel into their motor vehicle for which such fuel has not been approved. The American Fuel Protection Act of 2013 was introduced on June 5, 2013 in the U.S. House of Representatives to make the United States exclusively liable for certain claims of liability for damages resulting from, or aggravated by, the inclusion of ethanol in transportation fuel.

The Master Limited Partnership Parity Act was introduced on April 24, 2013 in the U.S. House of Representatives as H.R. 1696 to extend the publicly traded partnership ownership structure to renewable energy projects. The legislation would provide a level financing system and tax treatment for renewable energy and fossil energy projects.

Industry Fundamentals.  The ethanol industry is supported by a number of market fundamentals that drive its long-term outlook and extend beyond the short-term margin environment. Following the EPA’s approval, the industry is working to broadly introduce E15 into the retail fuel market. The RFS II mandate increased to 13.8 billion gallons for 2013, 600 million gallons over the mandated volume in 2012, and continues to increase each year through 2015. The domestic gasoline market continues to evolve as refiners are producing more CBOB, a sub-grade (84 octane) gasoline, which requires ethanol or other octane sources to meet the minimum octane rating requirements for the U.S. gasoline market. The demand for ethanol is also affected by the overall demand for transportation fuel, which peaked in 2007 and has been declining steadily since then. Currently, according to the EIA, total gasoline demand in the U.S. is approximately 133 billion gallons annually. Demand for transportation fuel is affected by the number of miles traveled by consumers and the fuel economy of vehicles. Market acceptance of E15 may partially offset the effects of this decrease. Consumer acceptance of E15 and E85 fuels is needed before ethanol can achieve any significant growth in market share. In addition, ethanol export markets, although affected by competition from other ethanol exporters, mainly from Brazil, are expected to remain active in 2013. Overall, the industry is producing below the mandated levels but ethanol prices have remained at a discount to gasoline, providing blenders and refiners with an economic incentive to blend.

BioProcess Algae Joint Venture

Our BioProcess Algae joint venture is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities. We completed construction of Phase II next to our Shenandoah, Iowa ethanol plant in January 2011 and started operation of our Grower Harvesters™ bioreactors. Phase II allowed for verification of growth rates, energy balances and operating expenses, which are considered to be some of the key steps to commercialization.

BioProcess Algae initiated Phase III and broke ground on a five-acre algae farm at the Shenandoah ethanol plant in the first quarter of 2012. Construction is complete on approximately three acres of the algae farm and the facilities were inoculated with algae in October 2012. Construction of Phase IV, involving the addition of 900-foot Grower Harvester™ reactors and a new processing facility, has begun with completion expected in early 2014.  When completed, expected annual capacity will be 350 to 400 tons of dry wholesale algae. We increased our ownership of BioProcess Algae to approximately 52% during the first quarter of 2013. However, we do not possess the requisite control of this investment to consolidate it.

BioProcess Algae announced on April 22, 2013, that it had been selected to receive a grant of up to $6.4 million from the U.S. Department of Energy as part of a pilot-scale biorefinery project related to production of hydrocarbon fuels meeting military specification. The project will use renewable carbon dioxide, lignocellulosic sugars and waste heat through BioProcess Algae’s Grower Harvester™ technology platform. The objective of the project is to demonstrate technologies to cost-effectively convert biomass into advanced drop-in biofuels. BioProcess Algae is required to contribute a minimum of 50% matching funds for the project.

If we and the other BioProcess Algae members determine that the venture can achieve the desired economic performance from Phases III and IV, we and the other BioProcess Algae members will consider a larger build-out, possibly as large as 200 to 400 acres, of Grower Harvester™ reactors at the Shenandoah, Iowa ethanol plant. Such a build-out may be completed in stages and could take up to two years to complete. Funding for such a project would come from a variety of sources including current partners, new equity investors, debt financing or a combination thereof.

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

Components of Revenues and Expenses

Revenues.  In our ethanol production segment, our revenues are derived primarily from the sale of ethanol and distillers grains, which is a co-product of the ethanol production process. In our corn oil production segment, our revenues are derived from the sale of corn oil, which is extracted from the whole stillage process immediately prior to the production of distillers grains. In our agribusiness segment, the sale of grain is our primary source of revenue. In our marketing and distribution segment, the sale of ethanol, distillers grains and corn oil that we market for our ethanol plants, the sale of ethanol we market for third-party ethanol plants and the sale of other commodities purchased in the open market represent our primary sources of revenue. Revenues also include net gains or losses from derivatives.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses are recognized at the operating segment level, as well as at the corporate level. These expenses consist of employee salaries, incentives and benefits; office expenses; director fees; and professional fees for accounting, legal, consulting, and investor relations activities. Personnel costs, which include employee salaries, incentives and benefits, are the largest single category of expenditures in selling, general and administrative expenses. We refer to selling, general and administrative expenses that are not allocable to a segment as corporate activities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Ethanol production:
Revenues from external customers	$34,338	$50,776	$78,745	$96,133
Intersegment revenues	496,066	416,114	960,717	828,934
Total segment revenues	530,404	466,890	1,039,462	925,067
Corn oil production:
Revenues from external customers	-	7	-	516
Intersegment revenues	16,315	15,463	32,014	28,474
Total segment revenues	16,315	15,470	32,014	28,990
Agribusiness:
Revenues from external customers	15,998	101,782	38,124	174,606
Intersegment revenues	159,170	39,068	224,088	84,470
Total segment revenues	175,168	140,850	262,212	259,076
Marketing and distribution:
Revenues from external customers	754,360	717,791	1,453,303	1,374,495
Intersegment revenues	2,123	124	3,413	191
Total segment revenues	756,483	717,915	1,456,716	1,374,686
Revenues including intersegment activity	1,478,370	1,341,125	2,790,404	2,587,819
Intersegment eliminations	(673,674)	(470,769)	(1,220,232)	(942,069)
Revenues as reported	$804,696	$870,356	$1,570,172	$1,645,750

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross profit (loss):
Ethanol production	$10,729	$(6,875)	$11,959	$(16,910)
Corn oil production	7,873	9,405	15,782	17,340
Agribusiness	945	8,599	2,171	14,845
Marketing and distribution	13,404	6,603	30,459	10,790
Intersegment eliminations	(340)	402	(546)	839
	$32,611	$18,134	$59,825	$26,904
Operating income (loss):
Ethanol production	$7,006	$(11,034)	$4,657	$(24,914)
Corn oil production	7,821	9,351	15,631	17,200
Agribusiness	248	2,398	617	3,067
Marketing and distribution	9,210	2,874	22,196	3,384
Intersegment eliminations	(340)	402	(500)	873
Corporate activities	(5,383)	(5,074)	(11,334)	(11,784)
	$18,562	$(1,083)	$31,267	$(12,174)

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Consolidated Results

Consolidated revenues decreased by $65.7 million for the three months ended June 30, 2013 compared to the same period in 2012 as a result of lower grain and agronomy sales and a decrease in ethanol volumes sold, partially offset by higher average prices realized for ethanol and distillers grains.  The decline in grain and agronomy sales resulted from the sale of certain grain elevators during the fourth quarter of 2012. Gross profit increased by  $14.5 million for the three months ended June 30, 2013 compared to the same period in 2012 primarily as a result of improved margins for ethanol production and for marketing and distribution activities. Operating income (loss) increased by  $19.6 million to $18.6 million for the three months ended June 30, 2013 compared to the same period in 2012 as a result of the factors discussed above and a $5.2 million decrease in selling, general and administrative expenses. Selling, general and administrative expenses were lower for the three months ended June 30, 2013 compared to the same period in 2012 due most significantly to the sale of certain grain elevators during the fourth quarter of 2012. Interest expense decreased by $2.1 million for the three months ended June 30, 2013 compared to the same period in 2012 due to lower average debt balances. Income tax expense was $4.3 million for the three months ended June 30, 2013 compared to an income tax benefit of $4.1 million for the same period in 2012.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Three Months Ended June 30,
	2013	2012
Ethanol sold
(thousands of gallons)	172,529	176,729
Ethanol produced
(thousands of gallons)	172,355	171,755
Distillers grains sold
(thousands of equivalent dried tons)	483	472
Corn consumed
(thousands of bushels)	60,965	60,323

Revenues in the ethanol production segment increased by $63.5 million for the three months ended June 30, 2013 compared to the same period in 2012. The increase in revenues was due to higher average ethanol and distillers grains prices realized, partially offset by lower volumes sold. The ethanol production segment produced 172.4 million gallons of ethanol, which represents approximately 93% of production capacity, during the second quarter of 2013.

Cost of goods sold in the ethanol production segment increased by $45.9 million for the three months ended June 30, 2013 compared to the same period in 2012. Consumption of corn increased by 0.6 million bushels and the average cost per bushel increased by 10% during the three months ended June 30,  2013 compared to the same period in 2012. As a result of the factors identified above, gross profit and operating income for the ethanol production segment increased by $17.6 million and $18.0 million, respectively, for the three months ended June 30, 2013 compared to the same period in 2012.

Corn Oil Production Segment

Revenues in the corn oil production segment increased by $0.8 million for the three months ended June 30, 2013 compared to the same period in 2012. During the three months ended June 30, 2013, we sold 39.4 million pounds of corn oil compared to 38.6 million pounds in the same period of 2012. The average price for corn oil was 3% higher for the second quarter of 2013 compared to the same period in 2012.

Gross profit and operating income in the corn oil production segment decreased by $1.5 million for the three months ended June 30, 2013 compared to the same period in 2012. The increases in revenues were offset by $2.4 million of additional expense related to higher input costs due to the increased prices for distillers grains during the three months ended June 30, 2013 compared to the same period in 2012.

Agribusiness Segment

Revenues in the agribusiness segment increased by $34.3 million and gross profit and operating income decreased by $7.7 million and $2.2 million, respectively, for the three months ended June 30, 2013 compared to the same period in 2012. We sold 27.2 million bushels of grain, including 25.4 million bushels to our ethanol production segment, and had no fertilizer sales during the three months ended June 30, 2013 compared to sales of 15.1 million bushels of grain, including 6.1 million bushels to our ethanol production segment, and 30 thousand tons of fertilizer during the same period in 2012. Subsequent to the sale of certain grain elevators and the agronomy business during the fourth quarter of 2012, we increased our focus on supplying corn to our ethanol plants from our agribusiness segment. As a result, 93% of the grain sold by our agribusiness segment was sold to our ethanol plants rather than to external customers. The decrease in gross profit and operating income is due to the factors discussed above.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment increased by $38.6 million for the three months ended June 30, 2013 compared to the same period in 2012. The increase in revenues was primarily due to higher average prices of ethanol and distillers grains and expanded trading and logistic operations and operation of the BlendStar LLC unit-train terminal in Birmingham, Alabama, partially offset by lower ethanol volumes and lower revenues from crude oil transportation. Ethanol and distillers grains revenues increased by  $21.4 million and $13.8 million, respectively. We sold 240.1 million and 286.2 million gallons of ethanol during the three months ended June 30, 2013 and 2012, respectively, within the marketing and distribution segment.

Gross profit and operating income for the marketing and distribution segment increased by  $6.8 million and $6.3 million, respectively, for the three months ended June 30, 2013 compared to the same period in 2012, primarily due to profits realized from commodity trading and logistics, higher margins related to the deployment of railcars for crude oil transportation and operation of the Birmingham unit-train terminal.

Intersegment Eliminations

Intersegment eliminations of revenues increased by  $202.9 million for the three months ended June 30, 2013 compared to the same period in 2012 due to increases of $67.0 million and $13.8 million in ethanol and distillers grains, respectively, related to sales from our ethanol production segment to our marketing and distribution segment. In addition, corn sales from our agribusiness segment to our ethanol segment increased $120.7 million between the periods.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $0.3 million for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to an increase in personnel costs.

Income Taxes

We record income tax expense or benefit during interim periods based on our best estimate of the annual effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period. We recorded income tax expense of $4.3 million for the three months ended June 30, 2013 compared to an income tax benefit of $4.1 million for the same period in 2012.  The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 41.8% for the three months ended June 30, 2013 compared to 35.4% for the three months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2013 reflects the reduction in tax benefit for stock-based compensation awards vested during the period. The annual effective tax rate can be affected as a result of variances among the estimates and amounts of full-year sources of taxable income (among the various states), the realization of tax credits, adjustments that may arise from the resolution of tax matters under review, variances in the release of valuation allowances and an assessment of our liability for uncertain tax positions.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Consolidated Results

Consolidated revenues decreased by  $75.6 million for the six months ended June 30, 2013 compared to the same period in 2012 as a result of lower grain and agronomy sales due to the sale of certain grain elevators during the fourth quarter of 2012 and a decrease in ethanol volumes sold, partially offset by higher average prices realized for ethanol and distillers grains. Gross profit increased by  $32.9 million for the six months ended June 30, 2013 compared to the same period in 2012 primarily as a result of improved margins for ethanol production and for marketing and distribution activities. Operating income (loss) increased by $43.4 million to $31.3 million for the six months ended June 30, 2013 compared to the same period in 2012 as a result of the factors discussed above. Selling, general and administrative expenses were $10.5 million lower for the six months ended June 30, 2013 compared to the same period in 2012 due most significantly to the sale of certain grain elevators during the fourth quarter of 2012. Interest expense decreased by $3.1 million for the six months ended June 30, 2013 compared to the same period in 2012 due to lower average debt balances. Income tax expense was $5.9 million for the six months ended June 30, 2013 compared to an income tax benefit of $12.1 million for the same period in 2012.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Six Months Ended June 30,
	2013	2012
Ethanol sold
(thousands of gallons)	343,370	346,349
Ethanol produced
(thousands of gallons)	342,782	347,526
Distillers grains sold
(thousands of equivalent dried tons)	965	959
Corn consumed
(thousands of bushels)	120,714	122,195

Revenues in the ethanol production segment increased by  $114.4 million for the six months ended June 30, 2013 compared to the same period in 2012. The increase in revenues was due to higher average ethanol and distillers grains prices realized, partially offset by lower volumes sold. The ethanol production segment produced 342.8 million gallons of ethanol, which represents approximately 93% of production capacity, during the first half of 2013.

Cost of goods sold in the ethanol production segment increased by $85.5 million for the six months ended June 30, 2013 compared to the same period in 2012. Consumption of corn decreased by 1.5 million bushels, but the average cost per bushel increased by 12% during the six months ended June 30, 2013 compared to the same period in 2012. As a result of the factors identified above, gross profit and operating income for the ethanol production segment increased by $28.9 million and $29.6 million, respectively, for the six months ended June 30, 2013 compared to the same period in 2012.

Corn Oil Production Segment

Revenues in the corn oil production segment increased by $3.0 million for the six months ended June 30, 2013 compared to the same period in 2012. During the six months ended June 30, 2013, we sold 77.5 million pounds of corn oil compared to 72.1 million pounds in the same period of 2012. The average price for corn oil was 5% higher for the first half of 2013 compared to the same period in 2012.

Gross profit and operating income in the corn oil production segment decreased by $1.6 million for the six months ended June 30, 2013 compared to the same period in 2012. The increases in revenues were offset by $4.6 million of additional expense related to higher input costs due to the increased prices for distillers grains during the six months ended June 30, 2013 compared to the same period in 2012.

Agribusiness Segment

Revenues in the agribusiness segment increased by $3.1 million and gross profit and operating income decreased by $12.7 million and $2.5 million, respectively, for the six months ended June 30, 2013 compared to the same period in 2012. We sold 38.2 million bushels of grain, including 34.1 million to our ethanol production segment, and had no fertilizer sales during the six months ended June 30, 2013 compared to sales of 29.5 million bushels of grain, including 13.0 million bushels to our ethanol production segment, and 32 thousand tons of fertilizer during the same period in 2012. Subsequent to the sale of certain grain elevators and the agronomy business during the fourth quarter of 2012, we increased our focus on supplying corn to our ethanol plants from our agribusiness segment. As a result, 89% of the grain sold by our agribusiness segment was sold to our ethanol plants rather than to external customers. The decrease in gross profit and operating income is due to the factors discussed above.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment increased by $82.0 million for the six months ended June 30, 2013 compared to the same period in 2012. The increase in revenues was primarily due to higher average prices of ethanol and distillers grains and expanded trading and logistic operations and operation of the BlendStar LLC unit-train terminal in Birmingham, Alabama, partially offset by lower ethanol volumes and lower revenues from crude oil transportation. Ethanol and distillers grains revenues increased by  $39.2 million and $26.2 million, respectively. We sold 479.3 million and 537.6 million gallons of ethanol during the six months ended June 30, 2013 and 2012, respectively, within the marketing and distribution segment.

Gross profit and operating income for the marketing and distribution segment increased by $19.7 million and $18.8 million, respectively, for the six months ended June 30, 2013 compared to the same period in 2012, primarily due to profits realized from commodity trading and logistics, higher margins related to the deployment of railcars for crude oil transportation and the operation of the Birmingham unit-train terminal.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $278.2 million for the six months ended June 30, 2013 compared to the same period in 2012 due to increases of $104.8 million and $28.9 million in ethanol and distillers grains, respectively, related to sales from our ethanol production segment to our marketing and distribution segment. In addition, corn sales from our agribusiness segment to our ethanol segment increased $140.5 million between the periods.

Corporate Activities

Operating income was impacted by a decrease in operating expenses for corporate activities of $0.5 million for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to a decrease in consulting and promotional costs, which were partially offset by increased fees for professional services during the first six months of 2013.

Income Taxes

We record income tax expense or benefit during interim periods based on our best estimate of the annual effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period. We recorded income tax expense of $5.9 million for the six months ended June 30, 2013 compared to an income tax benefit of $12.1 million for the same period in 2012.  The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 40.9% for the six months ended June 30, 2013 compared to 37.5% for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 reflects the reduction in tax benefit for stock-based compensation awards vested during the period. The annual effective tax rate can be affected as a result of variances among the estimates and amounts of full-year sources of taxable income (among the various states), the realization of tax credits, adjustments that may arise from the resolution of tax matters under review, variances in the release of valuation allowances and an assessment of our liability for uncertain tax positions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to Green Plains	$5,965	$(7,550)	$8,520	$(20,242)
Net loss attributable to noncontrolling interests	-	(4)	-	(8)
Interest expense	7,762	9,842	15,833	18,909
Income tax expense (benefit)	4,288	(4,145)	5,886	(12,145)
Depreciation and amortization	12,435	13,259	25,044	26,417
EBITDA	$30,450	$11,402	$55,283	$12,931

Liquidity and Capital Resources

On June 30, 2013, we had $213.5 million in cash and equivalents, excluding restricted cash, comprised of $56.4 million held at our parent company and the remainder at our subsidiaries. We also had up to an additional $220.2  million available under revolving credit agreements at our subsidiaries, some of which was subject to borrowing base restrictions or other specified lending conditions at June 30, 2013. Funds held at our subsidiaries are generally required for their ongoing operational needs and distributions from our subsidiaries are restricted pursuant to their credit agreements. At June 30, 2013, there were approximately $539.0 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

We incurred capital expenditures of $4.9 million in the first six months of 2013 for various projects. Capital spending for the remainder of 2013 is expected to be approximately $15.1 million which includes expansion of the grain storage facilities at some of our ethanol plants. The remainder of our capital spending is expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

Net cash provided by operating activities was $69.8 million for the six months ended June 30, 2013 compared to net cash used by operating activities of  $40.4 million for the same period in 2012.  Operating activities were affected by a decrease in working capital for the six months ended June 30, 2013, primarily consisting of a reduction in grain inventory, partially offset by cash outlays related to payments for deferred grain contract payables and accrued expenses and an increase in accounts receivable. Cash used by operating activities for the six months ended June 30,  2012 included significant cash outflows for deferred grain contract payables partially offset by inventory reductions.  Additionally, during the six months ended June 30,  2013, we had net income of $8.5 million compared with a net loss of $20.3 million for the same period in 2012. Net cash used by investing activities was $21.1 million for the six months ended June 30, 2013, due primarily to the acquisition of an ethanol plant in June 2013 and $4.9 million in capital expenditures. Net cash used by financing activities was $89.6 million for the six months ended June 30, 2013 due primarily to net payments of long-term debt totaling  $32.9 million, the payment of a short-term note payable of $27.2 million related to a  2012 common stock repurchase and a $40.7 million net decrease in short-term debt and inventory financing arrangements used to finance grain inventories. Financing activities were also affected by a $12.7 million decrease in restricted cash related to a revolving credit agreement in the first six months of 2013. Green Plains Trade and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid resulting in significant cash movements that are reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

Our business is highly impacted by commodity prices, including prices for corn, ethanol, distillers grains and natural gas. We attempt to reduce the market risk associated with fluctuations in commodity prices through the use of derivative financial instruments. Sudden changes in commodity prices may require cash deposits with brokers or margin calls. Depending on our open derivative positions, we may require significant liquidity with little advanced notice to meet margin calls. We continuously monitor our exposure to margin calls and believe that we will continue to maintain adequate liquidity to cover such margin calls from operating results and borrowings. Increases in grain prices and hedging activity have led to more frequent and larger margin calls.

We were in compliance with our debt covenants at June 30, 2013. Based upon our forecasts and the current margin environment, we believe certain ethanol production subsidiaries may require capital injections from the parent company at times to maintain compliance with certain covenants during fiscal year 2013. We believe we will maintain compliance with our debt covenants at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available at the parent company to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity for a subsidiary’s compliance. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results differ significantly from our forecasts and a subsidiary is unable to comply with its respective debt covenants under its credit facility, such subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

We believe that we have sufficient working capital for our existing operations. However, a sustained period of unprofitable operations may strain our liquidity and make it difficult to maintain compliance with our financing arrangements. While we may seek additional sources of working capital in response, we can provide no assurance that we will be able to secure this funding if necessary. We may sell additional equity or borrow additional amounts to improve or preserve our liquidity, expand our existing businesses, or build additional or acquire existing businesses. We can provide no assurance that we will be able to secure the funding necessary for these additional projects or for additional working capital needs at reasonable terms, if at all.

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

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term loan. At June 30, 2013, $28.2 million related to the amortizing term loan was outstanding, along with the entire revolving term loan. The amortizing term loan requires monthly principal payments of approximately $0.3 million. The loans mature on January 31, 2015 with expected outstanding balances upon maturity of $23.3 million and $20.0 million on the amortizing term loan and revolving term loan, respectively.

The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term loan as well as a revolving line of credit of up to $11.0 million. At June 30, 2013, $35.9 million related to the amortizing term loan was outstanding, along with $28.6 million on the revolving term loan and $10.6 million on the revolving line of credit. The amortizing term loan requires monthly principal payments of $0.5 million. The amortizing term loan and the revolving term loan mature on July 1, 2016 with expected outstanding balances upon maturity of $17.9 million and $24.2 million, respectively, and the revolving line of credit matures on August 26, 2013. We expect to extend or refinance the revolving credit facility prior to its maturity date.

The Green Plains Holdings II loan is comprised of a $26.4 million amortizing term loan and a $51.1 million revolving term loan. At June 30, 2013, $18.9 million was outstanding on the amortizing term loan, along with $42.6 million on the revolving term loan. The amortizing term loan requires quarterly principal payments of $1.5 million. The revolving term loan requires semi-annual principal payments of approximately $2.7 million. The maturity dates of the amortizing term loan and revolving term loan are July 1, 2016 and October 1, 2018, respectively, with no outstanding balance expected upon maturity on the amortizing term loan and an expected outstanding balance upon maturity of $3.8 million on the revolving term loan.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan and a revolving term loan of $37.4 million. At June 30, 2013, $8.7 million related to the amortizing term loan was outstanding along with the entire revolving term loan. The amortizing term loan requires quarterly principal payments of $2.4 million. The amortizing term loan matures on May 20, 2014 and the revolving term loan matures on June 1, 2018 with no expected outstanding balances upon maturity on the amortizing term loan or the revolving term loan.

The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term loan as well as a revolving line of credit of up to $5.0 million. At June 30, 2013, $16.4 million related to the amortizing term loan was outstanding, $12.2 million on the revolving term loan, along with $4.7 million on the revolving line of credit. The amortizing term loan requires monthly principal payments of approximately $0.2 million. The amortizing term loan and the revolving term loan mature on July 1, 2016 with expected outstanding balances upon maturity of $8.2 million and $12.2 million, respectively, and the revolving line of credit matures on August 26, 2013. We expect to extend or refinance the revolving credit facility prior to maturity.

The Green Plains Otter Tail loan is comprised of a $30.3 million amortizing term loan and a $4.7 million revolver. At June 30, 2013, $20.4 million related to the term loan and the entire revolver were outstanding. The amortizing term loan requires monthly principal payments of approximately $0.4 million. The amortizing term loan matures on September 1, 2018 with an expected outstanding balance of $4.8 million and the revolver matures on August 18, 2013. We expect to extend or refinance the revolver prior to maturity.

The Green Plains Shenandoah loan is comprised of a $17.0 million revolving term loan. At June 30, 2013,  $16.0 million on the revolving term loan was outstanding. The revolving term loan matures on March 1, 2018 with an expected outstanding balance upon maturity of $7.0 million.

The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term loan. At June 30,  2013, $12.5 million related to the amortizing term loan was outstanding, along with the entire revolving term loan. The amortizing term loan requires quarterly principal payments of $1.4 million. The amortizing term loan matures on July 20, 2015 and the revolving term loan matures on July 1, 2017 with an expected outstanding balance upon maturity of $1.5 million on the amortizing term loan and no expected outstanding balance upon maturity on the revolving term loan.

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

Green Plains Bluffton issued a $22.0 million Subordinate Solid Waste Disposal Facility Revenue Bond with the city of Bluffton, Indiana, of which $16.7 million remained outstanding at June 30, 2013. The revenue bond requires: semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019; and a final principal and interest payment of $3.745 million on September 1, 2019. The revenue bond bears interest at 7.50% per annum.

Green Plains Otter Tail also issued $19.2 million in senior notes under New Market Tax Credits financing of which $19.1 million remained outstanding at June 30, 2013. The notes bear interest at a rate equal to the prime rate (as defined) plus 1.5%, but not less than 4.0%, payable monthly, and require monthly principal payments of approximately $0.3 million beginning in October 2014. The notes mature on September 1, 2018 with an expected outstanding balance of $4.7 million upon maturity.

Agribusiness Segment

Green Plains Grain has a $195.0 million senior secured revolving credit facility with various lenders to provide the agribusiness segment with working capital funding subject to a borrowing base as defined in the facility. The revolving credit facility matures on October 28, 2013. Advances of the revolving credit facility are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period, or the base rate, plus the respective applicable margin. At June 30, 2013, $70.0 million on the revolving credit facility was outstanding. As security for the revolving credit facility, the lender receives a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment. We expect to extend or refinance the revolving credit facility prior to its maturity date.

Marketing and Distribution Segment

Green Plains Trade has a senior secured asset-based revolving credit facility of up to $130.0 million, subject to a borrowing base value equal to the sum of percentages of eligible receivables and eligible inventories, less certain miscellaneous adjustments. At June 30, 2013, $34.8 million was outstanding on the revolving credit facility. The revolving credit facility expires on April 25, 2016 and bears interest at the lender’s commercial floating rate plus the applicable margin or LIBOR plus the applicable margin. As security for the loan, the lender received a first-position lien on substantially all of the assets of Green Plains Trade, including accounts receivable, inventory and other property and collateral owned by Green Plains Trade.

In June 2013, subsidiaries of the Company executed a New Markets Tax Credits financing transaction. In order to facilitate this financing transaction, the Company was required to issue promissory notes payable in the amount of $10.0 million and a note receivable in the amount of $8.1 million. The promissory notes payable and note receivable bear interest at 1% per annum, payable quarterly. Beginning in March 2020, the promissory notes and note receivable each require quarterly principal and interest payments of approximately $0.2 million; the Company retains the right to call $8.1 million of the promissory notes in 2020. The promissory notes payable and note receivable mature on September 15, 2031 and will be fully amortized upon maturity. In connection with the New Markets Tax Credits financing transaction, income tax credits were generated for the benefit of the lender. We have guaranteed the lender the face value of these income tax credits over their statutory lives, a period of seven years, in the event that the income tax credits are recaptured or reduced. The value of the income tax credits was anticipated to be $5.0 million at the time of the transaction. We believe the likelihood of recapture or reduction of the income tax credits is remote, and therefore have not established a liability in connection with this guarantee.

Corporate Activities

We have $90.0 million of 5.75% Convertible Senior Notes due 2015. The Notes represent senior, unsecured obligations, with interest payable on May 1 and November 1 of each year. The Notes may be converted into shares of common stock and cash in lieu of fractional shares of the common stock based on a conversion rate equal to 69.7788 shares of the common stock per $1,000 principal amount of Notes, which is equal to a conversion price of $14.33 per share. The conversion rate is subject to adjustment upon the occurrence of specified events. We may redeem for cash all, but not less than all, of the Notes at any time on and after November 1, 2013, if the last reported sale price of our common stock equals or exceeds 140% of the applicable conversion price for a specified time period, at a redemption price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest. Payment default with respect to any loan in excess of $10.0 million constitutes an event of default under the convertible senior notes, which could result in the convertible senior notes being declared due and payable.

Contractual Obligations

Our contractual obligations as of June 30, 2013 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term and short-term debt obligations (1)	$ 571,915	$ 171,805	$ 221,321	$ 128,024	$ 50,765
Interest and fees on debt obligations (2)	64,447	24,807	30,656	7,577	1,407
Operating lease obligations (3)	46,283	16,334	20,241	8,204	1,504
Deferred tax liabilities	77,282	-	-	-	77,282
Purchase obligations
Forward grain purchase contracts (4)	251,988	251,890	98	-	-
Other commodity purchase contracts (5)	25,464	25,464	-	-	-
Other	1,040	1,040	-	-	-
Total contractual obligations	$ 1,038,419	$ 491,340	$ 272,316	$ 143,805	$ 130,958

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we had $571.9 million outstanding in debt as of June 30, 2013, $453.0 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $1.6 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally designated as normal purchases or normal sales contracts and are not recognized until quantities are delivered or utilized in production. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are deferred in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. During the six months ended June 30, 2013, revenues included net losses of $48.7 million and cost of goods sold included net gains of  $4.3 million from derivative financial instruments. To the extent net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sales has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from June 30, 2013. This analysis includes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	790,000	Gallons	$93,100
Corn	280,000	Bushels	$85,381
Distillers grains	2,240	Tons (2)	$21,682
Natural gas	21,830	MMBTU (3)	$4,418

(1) Assumes production at full capacity.
(2) Distillers grains quantities are stated on an equivalent dried ton basis.
(3) Millions of British Thermal Units.

Corn Oil Production Segment

A sensitivity analysis has been prepared to estimate our corn oil production segment exposure to corn oil price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn oil output for a one-year period from June 30, 2013. This analysis includes the impact of risk management activities that result from our use of fixed-price sale contracts. Market risk at June 30, 2013,  based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $1.9 million.

Agribusiness Segment

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, foreign and domestic government farm programs and policies, changes in global demand created by population changes and changes in standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations in purchase and sale commitments for grain and grain held in inventory, we enter into exchange-traded futures and options contracts that function as economic hedges. The market value of exchange-traded futures and options used for hedging has a high, but not perfect correlation, to the underlying market value of grain inventories and related purchase and sale contracts. The less correlated portion of inventory and purchase and sale contract market value, known as basis, is much less volatile than the overall market value of exchange-traded futures and tends to follow historical patterns. We manage this less volatile risk by constantly monitoring our position relative to the price changes in the market. In addition, inventory values are affected by the month-to-month spread relationships in the regulated futures markets, as we carry inventories over time. These spread relationships are also less volatile than the overall market value and tend to follow historical patterns, but also represent a risk that cannot be directly mitigated. Our accounting policy for our futures and options, as well as the underlying inventory held for sale and purchase and sale contracts, is to mark them to the market and include gains and losses in the consolidated statement of operations in sales and merchandising revenues.

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position, which is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices, is approximately $0.8 million at June 30, 2013. Market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $47 thousand.

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

Item 1A.  Risk Factors.

Investors should carefully consider the discussion of risks and the other information included in our annual report on Form 10-K for the year ended December 31, 2012 and in this quarterly report on Form 10-Q, including Cautionary

Information Regarding Forward-Looking Information, which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance.

The following risk factors should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

The ethanol industry is highly dependent on government usage mandates affecting ethanol production and any changes to such regulation could adversely affect the market for ethanol and our results of operations.

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

Due to drought conditions in 2012 and claims that blending of ethanol into the motor fuel supply will be constrained by unwillingness of the market to accept greater than ten percent ethanol blends (the “blend wall”), legislation aimed at reducing or eliminating the renewable fuel use required by RFS II has been introduced in Congress. On April 10, 2013 the Renewable Fuel Standard Elimination Act was introduced as H.R. 1461. The bill is targeted to repeal the renewable fuel program of the Environmental Protection Agency, or EPA.  Also introduced on April 10, 2013 was the RFS Reform Bill, H.R. 1462, which would prohibit more than ten percent ethanol in gasoline and reduce the RFS II mandated volume of renewable fuel. On May 14, 2013, the Domestic Alternatives Fuels Act of 2013 was introduced in the U.S. House of Representatives as H.R. 1959 to allow ethanol produced from natural gas to be used to meet the RFS II mandate. These bills were assigned to a congressional committee, which will consider them before possibly sending any on to the House or Senate as a whole. We believe RFS II is a significant component of national energy policy that reduces dependence on foreign oil by the United States. Our operations could be adversely impacted if the RFS Reform Bill of 2013, the RFS Elimination Bill of 2013, or other legislation reducing the RFS II mandate is enacted.

The compliance mechanism for RFS II is generation of renewable identification numbers, or RINs, which are generated and attached to renewable fuels such as the ethanol we produce and detached when the renewable fuel is blended into the transportation fuel supply. Detached RINs may be retired by obligated parties to demonstrate compliance with RFS II or may be separately traded in the market. The market price of detached RINs may affect the price of ethanol in certain U.S. markets as obligated parties may factor these costs into their purchasing decisions. Moreover, at certain price levels for various types of RINs, it becomes more economical to import foreign sugar cane ethanol. If changes to RFS II result in significant changes in the price of various types of RINs, it could negatively affect the price of ethanol, and our operations could be adversely impacted.

Federal law mandates the use of oxygenated gasoline in the winter in areas that do not meet Clean Air Act standards for carbon monoxide. If these mandates are repealed, the market for domestic ethanol could be diminished. Additionally, flexible-fuel vehicles receive preferential treatment in meeting corporate average fuel economy, or CAFE, standards. However, high blend ethanol fuels such as E85 result in lower fuel efficiencies. Absent the CAFE preferences, it may be unlikely that auto manufacturers would build flexible-fuel vehicles. Any change in these CAFE preferences could reduce the growth of E85 markets and result in lower ethanol prices, which could adversely impact our operating results.

To the extent that such federal or state laws or regulations are modified, the demand for ethanol may be reduced, which could negatively and materially affect our ability to operate profitably.

We may be required to pay substantial penalties if we inadvertently trade fraudulent RINs.

In the past, one of our wholly-owned subsidiaries has traded ethanol and associated RINs acquired from third-parties, and may make such trades in the future. In 2012, it was discovered that some entities in the biodiesel industry sold fraudulent biodiesel RINs (biodiesel RINs registered with the EPA that had no physical renewable fuel associated with them). The EPA brought enforcement actions against purchasers of the fraudulent biodiesel RINs, even though they had purchased the RINs without knowledge of their fraudulent nature. If it were to be discovered that we had purchased ethanol and associated RINs that were determined to be fraudulent ethanol RINs, albeit unknowingly, we could be subject to penalties. If assessed at the maximum amount allowed by law, such penalties could be very substantial. EPA policy has been to assess very modest penalties for unknowing purchase of fraudulent RINs prior to 2013. With the industry now on notice of the possibility of fraudulent RINs, the EPA may assess much higher penalties going forward, and if we were subject to such penalties, it could have an adverse impact on our profitability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares upon the vesting of restricted stock grants to satisfy payroll tax withholding obligations. The following table sets forth the shares that were surrendered by month during the second quarter of 2013.

Month	Total Number of Shares Withheld	Average Price Paid per Share
April	754	$ 11.86
May	5,148	13.56
June	-	-
Total	5,902	$ 13.34

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description of Exhibit

10.1

Sixth Amendment dated June 27, 2013 to the Credit Agreement, as amended, dated July 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein

10.2

Fifth Amendment dated June 27, 2013 to the Credit Agreement, as amended, dated July 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein

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
101

The following information from Green Plains Renewable Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 1, 2013	GREEN PLAINS RENEWABLE ENERGY, INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: August 1, 2013	By: /s/ Jerry L. Peters _ Jerry L. Peters Chief Financial Officer (Principal Financial Officer)