Form 10-Q
period 2013-09-30
Green Plains Renewable Energy, Inc.
filed 2013-10-31
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of October 28, 2013 was 30,477,300 shares.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$334,509	$254,289
Restricted cash	27,626	25,815
Accounts receivable, net of allowances of $252 and $219, respectively	76,982	80,537
Inventories	116,098	172,009
Prepaid expenses and other	7,766	12,314
Deferred income taxes	6,373	2,133
Derivative financial instruments	26,372	20,938
Total current assets	595,726	568,035
Property and equipment, net of accumulated depreciation of
$202,338 and $164,445, respectively	697,751	708,110
Goodwill	40,877	40,877
Other assets	48,778	32,712
Total assets	$1,383,132	$1,349,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$84,989	$95,564
Accrued and other liabilities	28,531	32,475
Unearned revenue	10,899	3,617
Short-term notes payable and other borrowings	96,432	171,302
Current maturities of long-term debt	62,846	129,426
Total current liabilities	283,697	432,384

Long-term debt	487,926	362,549
Deferred income taxes	84,414	60,082
Other liabilities	5,039	4,217
Total liabilities	861,076	859,232

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized;
37,407,240 and 36,903,777 shares issued, and 30,207,240
and 29,703,777 shares outstanding, respectively	37	37
Additional paid-in capital	462,831	445,198
Retained earnings	124,263	107,540
Accumulated other comprehensive income	733	3,535
Treasury stock, 7,200,000 shares	(65,808)	(65,808)
Total stockholders' equity	522,056	490,502
Total liabilities and stockholders' equity	$1,383,132	$1,349,734

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$757,971	$947,413	$2,328,142	$2,593,163
Cost of goods sold	716,947	919,516	2,227,294	2,538,363
Gross profit	41,024	27,897	100,848	54,800
Selling, general and administrative expenses	15,490	19,273	44,048	58,350
Operating income (loss)	25,534	8,624	56,800	(3,550)
Other income (expense)
Interest income	64	46	166	144
Interest expense	(7,608)	(9,832)	(23,440)	(28,741)
Other, net	(947)	(448)	(2,077)	(1,859)
Total other expense	(8,491)	(10,234)	(25,351)	(30,456)
Income (loss) before income taxes	17,043	(1,610)	31,449	(34,006)
Income tax expense (benefit)	7,633	(604)	13,519	(12,749)
Net income (loss)	9,410	(1,006)	17,930	(21,257)
Net loss attributable to noncontrolling interests	-	4	-	13
Net income (loss) attributable to Green Plains	$9,410	$(1,002)	$17,930	$(21,244)

Earnings per share:
Net income (loss) attributable to Green Plains - basic	$0.31	$(0.03)	$0.60	$(0.70)
Net income (loss) attributable to Green Plains - diluted	$0.28	$(0.03)	$0.56	$(0.70)
Weighted average shares outstanding:
Basic	30,204	29,655	30,100	30,499
Diluted	37,483	29,655	36,818	30,499

Cash dividend declared per share	$0.04	$-	$0.04	$-

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$9,410	$(1,006)	$17,930	$(21,257)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during period, net of tax (expense) benefit of $6,307, $(9,957), $24,746 and
$(17,045), respectively	(9,092)	16,540	(37,683)	28,493
Reclassification of realized (gains) losses on derivatives, net of tax expense (benefit) of $(6,797), $4,245, $(22,906) and
$3,557, respectively	9,903	(7,052)	34,881	(5,945)
Total other comprehensive income (loss), net of tax	811	9,488	(2,802)	22,548
Comprehensive income	10,221	8,482	15,128	1,291
Comprehensive loss attributable to noncontrolling interests	-	4	-	13
Comprehensive income attributable to Green Plains	$10,221	$8,486	$15,128	$1,304

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$17,930	$(21,257)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	37,807	39,922
Amortization of debt issuance costs	2,697	2,314
Deferred income taxes	12,897	741
Stock-based compensation expense	2,863	3,149
Undistributed equity in loss of affiliates	2,078	1,858
Allowance for doubtful accounts	33	225
Changes in operating assets and liabilities before
effects of business combinations:
Accounts receivable	3,522	3,492
Inventories	56,309	(11,297)
Derivative financial instruments	(10,121)	(2,858)
Prepaid expenses and other assets	2,239	(971)
Accounts payable and accrued liabilities	(15,343)	(21,319)
Unearned revenues	7,282	(11,151)
Other	903	(270)
Net cash provided (used) by operating activities	121,096	(17,422)

Cash flows from investing activities:
Purchases of property and equipment	(12,593)	(23,892)
Acquisition of businesses, net of cash acquired	(15,305)	(1,490)
Investments in unconsolidated subsidiaries	(3,147)	(6,513)
Net cash used by investing activities	(31,045)	(31,895)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt, including convertible notes	185,600	53,200
Payments of principal on long-term debt	(110,476)	(87,690)
Proceeds from short-term borrowings	2,489,569	2,457,848
Payments on short-term borrowings	(2,564,337)	(2,398,289)
Payments for repurchase of common stock	-	(10,445)
Payment of dividend	(1,207)	-
Change in restricted cash	(1,811)	46
Payments of loan fees	(7,766)	(306)
Proceeds from exercises of stock options	597	142
Net cash provided (used) by financing activities	(9,831)	14,506

Net change in cash and cash equivalents	80,220	(34,811)
Cash and cash equivalents, beginning of period	254,289	174,988
Cash and cash equivalents, end of period	$334,509	$140,177

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Nine Months Ended September 30,
	2013	2012

Supplemental disclosures of cash flow:
Cash paid for income taxes	$2,069	$495
Cash paid for interest	$22,209	$24,479

Supplemental noncash investing and financing activities:
Assets acquired in acquisitions and mergers	$15,870	$1,590
Less: liabilities assumed	(565)	(100)
Net assets acquired	$15,305	$1,490

Short-term note payable issued to repurchase common stock	$-	$27,162

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

There have been no changes in valuation techniques and inputs used in measuring fair value.

The following tables set forth the Company’s assets and liabilities by level for the periods indicated (in thousands):

	Fair Value Measurements at September 30, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$334,509	$-	$-	$334,509
Restricted cash	27,626	-	-	27,626
Margin deposits	28,290	-	(28,290)	-
Inventories carried at market	-	90	-	90
Derivative financial instruments	2,690	8,603	15,079	26,372
Other assets (1)	2,200	-	-	2,200
Total assets measured at fair value	$395,315	$8,693	$(13,211)	$390,797

Liabilities:
Derivative financial instruments	$13,211	$4,972	$(13,211)	$4,972
Other	93	-	-	93
Total liabilities measured at fair value	$13,304	$4,972	$(13,211)	$5,065

(1) Represents long-term restricted cash related to the $22.0 million revenue bond of Green Plains Bluffton.

	Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$254,289	$-	$-	$254,289
Restricted cash	25,815	-	-	25,815
Margin deposits	12,847	-	(12,847)	-
Inventories carried at market	-	61,763	-	61,763
Derivative financial instruments	7,337	3,254	10,347	20,938
Other assets (1)	2,200	-	-	2,200
Total assets measured at fair value	$302,488	$65,017	$(2,500)	$365,005

Liabilities:
Derivative financial instruments	$2,544	$2,103	$(2,500)	$2,147
Other	107	-	-	107
Total liabilities measured at fair value	$2,651	$2,103	$(2,500)	$2,254

(1) Represents long-term restricted cash related to the $22.0 million revenue bond of Green Plains Bluffton.

The Company believes the fair value of its debt approximated $676.0 million compared to a book value of $647.2 million at September 30, 2013. The Company estimates the fair value of its outstanding debt using Level 2 inputs. The Company believes the fair values of its accounts receivable and accounts payable, which were $77.0 million and $85.0 million, respectively, at September 30, 2013 approximated book value. The Company believes the fair values of its debt, accounts receivable and accounts payable, which were  $663.3 million,  $80.5 million and $95.6 million, respectively,  at December 31, 2012 approximated book value.

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

In June 2013, the Company acquired an ethanol plant located in Atkinson, Nebraska for approximately $15.2 million, with the capacity to produce approximately 50 million gallons of ethanol per year. The plant began ethanol production on July 25, 2013. Also in June 2013, the Company acquired a grain elevator in Archer, Nebraska.  During the third quarter of 2013, the Company completed construction of additional storage capacity of 2.4 million bushels at its grain elevators and 7.0 million bushels at its ethanol plants.

In December 2012, the Company sold twelve grain elevators located in northwestern Iowa and western Tennessee. The transaction involved approximately 32.6 million bushels, or 83%, of the Company’s reported agribusiness grain storage capacity and all of its agronomy and retail petroleum operations. The divested assets were reported within the Company’s agribusiness segment.

The following tables set forth certain financial data for the Company’s operating segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Ethanol production:
Revenues from external customers	$39,766	$52,982	$118,511	$149,115
Intersegment revenues	477,103	439,917	1,437,821	1,268,851
Total segment revenues	516,869	492,899	1,556,332	1,417,966
Corn oil production:
Revenues from external customers	-	1	-	518
Intersegment revenues	17,290	14,530	49,304	43,003
Total segment revenues	17,290	14,531	49,304	43,521
Agribusiness:
Revenues from external customers	5,055	125,446	43,178	300,051
Intersegment revenues	274,100	50,254	498,189	134,725
Total segment revenues	279,155	175,700	541,367	434,776
Marketing and distribution:
Revenues from external customers	713,150	768,984	2,166,453	2,143,479
Intersegment revenues	9,629	111	13,042	302
Total segment revenues	722,779	769,095	2,179,495	2,143,781
Revenues including intersegment activity	1,536,093	1,452,225	4,326,498	4,040,044
Intersegment eliminations	(778,122)	(504,812)	(1,998,356)	(1,446,881)
Revenues as reported	$757,971	$947,413	$2,328,142	$2,593,163

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross profit (loss):
Ethanol production	$22,269	$(3,701)	$34,228	$(20,610)
Corn oil production	9,649	7,865	25,431	25,205
Agribusiness	815	12,513	2,986	27,357
Marketing and distribution	8,615	10,980	39,074	21,769
Intersegment eliminations	(324)	240	(871)	1,079
	$41,024	$27,897	$100,848	$54,800
Operating income (loss):
Ethanol production	$17,851	$(7,520)	$22,508	$(32,435)
Corn oil production	9,596	7,811	25,226	25,011
Agribusiness	163	5,849	781	8,916
Marketing and distribution	4,456	7,162	26,654	10,546
Intersegment eliminations	(324)	240	(826)	1,113
Corporate activities	(6,208)	(4,918)	(17,543)	(16,701)
	$25,534	$8,624	$56,800	$(3,550)

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Ethanol	$595,152	$672,177	$1,798,297	$1,887,376
Distillers grains	110,426	111,432	364,866	310,962
Corn oil	19,375	15,255	53,749	44,041
Grain	23,081	113,567	78,703	252,490
Agronomy products	83	10,294	183	42,612
Other	9,854	24,688	32,344	55,682
	$757,971	$947,413	$2,328,142	$2,593,163

The following table sets forth total assets by operating segment for the periods indicated (in thousands):

	September 30,	December 31,
	2013	2012
Total assets:
Ethanol production	$814,178	$831,939
Corn oil production	27,737	27,751
Agribusiness	66,769	179,930
Marketing and distribution	252,514	184,541
Corporate assets	223,147	150,797
Intersegment eliminations	(1,213)	(25,224)
	$1,383,132	$1,349,734

4.  INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale, which is valued at market value. The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2013	2012
Finished goods	$63,143	$58,080
Grain held for sale	90	61,763
Raw materials	28,327	28,494
Work-in-process	12,508	13,326
Supplies and parts	12,030	10,346
	$116,098	$172,009

5.  GOODWILL

The Company did not have any changes in the total carrying amount of goodwill, which was $40.9 million, during the nine months ended September 30, 2013. Goodwill of $30.3 million is attributable to the ethanol production segment and $10.6 million is attributable to the marketing and distribution segment.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2013, the Company’s consolidated balance sheet reflects unrealized gains, net of tax, of $0.7 million in accumulated other comprehensive income. The Company expects that all of the unrealized gains at September 30, 2013 will be reclassified into operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in operating income, however, will differ as commodity prices change.

Fair Values of Derivative Instruments

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the consolidated balance sheets in which the fair values are reflected (in thousands):

	Asset Derivatives'				Liability Derivatives'
	Fair Value				Fair Value
	September 30,		December 31,		September 30,	December 31,
	2013		2012		2013	2012
Derivative financial instruments (1)	$(1,918)	(2)	$8,091	(3)	$-	$-
Accrued and other liabilities	-		-		4,972	2,103
Other liabilities	-		-		-	44
Total	$(1,918)		$8,091		$4,972	$2,147

(1) Derivative financial instruments as reflected on the consolidated balance sheets are net of related margin deposit assets of $28.3 million and $12.8 million at September 30, 2013 and December 31, 2012, respectively.

(2) Balance at September 30, 2013 includes $8.6 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

(3)Balance at December 31, 2012 includes $2.1 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

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

Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The following tables provide information about the gain or loss recognized in income and other comprehensive income on the Company’s derivative financial instruments and the line items in the financial statements in which such gains and losses are reflected (in thousands):

Gains (Losses) on Derivative Instruments Not	Three Months Ended September 30,		Nine Months Ended September 30,
Designated in a Hedging Relationship	2013	2012	2013	2012
Revenues	$(2,241)	$(10,190)	$(16,724)	$(11,469)
Cost of goods sold	2,982	(6,255)	14,189	(10,580)
Net increase (decrease) recognized in earnings before tax	$741	$(16,445)	$(2,535)	$(22,049)

Gain (Loss) Due to Ineffectiveness	Three Months Ended September 30,		Nine Months Ended September 30,
of Cash Flow Hedges	2013	2012	2013	2012
Revenues	$53	$(22)	$26	$(10)
Cost of goods sold	(410)	(405)	(434)	(29)
Net decrease recognized in earnings before tax	$(357)	$(427)	$(408)	$(39)

Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
into Net Income (Loss)	2013	2012	2013	2012
Revenues	$(11,642)	$(1,994)	$(45,862)	$1,563
Cost of goods sold	(5,058)	13,291	(11,925)	7,939
Net increase (decrease) recognized in earnings before tax	$(16,700)	$11,297	$(57,787)	$9,502

Effective Portion of Cash Flow Hedges Recognized in	Three Months Ended September 30,		Nine Months Ended September 30,
Other Comprehensive Income (Loss)	2013	2012	2013	2012
Commodity Contracts	$(15,399)	$26,497	$(62,429)	$45,538

There were no gains or losses due to the discontinuance of cash flow hedge treatment or fair value hedge exposure during the nine months ended September 30, 2013 and 2012.

The following table summarizes the volumes of open commodity derivative positions as of September 30, 2013 (in thousands):

September 30, 2013
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity
Futures	280				Bushels	Corn, Soybeans and Wheat
Futures	28,915	(3)			Bushels	Corn
Futures	(1,218)				Gallons	Ethanol
Futures	(135,366)	(3)			Gallons	Ethanol
Options	(11,362)				Bushels	Corn, Soybeans and Wheat
Options	(8,630)				Gallons	Ethanol
Forwards			4,724	(3,921)	Bushels	Corn and Soybeans
Forwards			8,331	(160,889)	Gallons	Ethanol
Forwards			107	(188)	Tons	Distillers Grains
Forwards			528	(57,648)	Pounds	Corn Oil

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.

Revenues and cost of goods sold for energy trading contracts that do not involve physical delivery are presented in revenues on the consolidated statements of operations on a net basis and are summarized in the table below for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$13,915	$18,285	$23,676	$30,848
Cost of goods sold	14,028	17,521	23,626	30,013

7.  DEBT

The principal balances of the components of long-term debt are as follows (in thousands):

	September 30,	December 31,
	2013	2012
Green Plains Bluffton:
$70.0 million term loan	$27,395	$41,018
$20.0 million revolving term loan	20,000	20,000
$22.0 million revenue bond	15,780	17,510
Green Plains Central City:
$55.0 million term loan	34,512	38,635
$30.5 million revolving term loan	28,639	28,639
$11.0 million revolving line of credit	10,600	10,600
Equipment financing loan	54	105
Green Plains Holdings II:
$26.4 million term loan	17,414	21,914
$51.1 million revolving term loan	42,640	45,320
Green Plains Obion:
$60.0 million term loan	6,279	13,479
$37.4 million revolving term loan	37,400	37,400
Equipment financing loan	179	334
Economic development grant	1,268	1,335
Green Plains Ord:
$25.0 million term loan	15,789	17,675
$13.0 million revolving term loan	12,151	12,151
$5.0 million revolving line of credit	4,749	4,749
Green Plains Otter Tail:
$30.3 million term loan	19,190	22,791
$4.7 million revolver	4,675	4,675
$19.2 million note payable	19,116	19,014
Capital lease payable	-	53
Green Plains Shenandoah:
$17.0 million revolving term loan	16,000	17,000
Green Plains Superior:
$40.0 million term loan	11,125	15,250
$10.0 million revolving term loan	10,000	10,000
Equipment financing loan	36	89
Corporate:
$90.0 million convertible notes	90,000	90,000
$120.0 million convertible notes	95,538	-
Notes payable	-	1,625
Capital lease	243	403
Other	10,000	211
Total long-term debt	550,772	491,975
Less: current portion of long-term debt	(62,846)	(129,426)
Long-term debt	$487,926	$362,549

Short-term notes payable and other borrowings at September 30, 2013 included working capital revolvers at Green Plains Grain and Green Plains Trade with outstanding balances of $38.0 million and $58.4 million, respectively. Short-term notes payable and other borrowings at December 31, 2012 included working capital revolvers at Green Plains Grain and Green Plains Trade with outstanding balances of $105.0 million and $39.1 million, respectively, and a $27.2 million short-term note payable issued in conjunction with the March 2012 repurchase of common stock.

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

Green Plains Bluffton issued a  $22.0 million Subordinate Solid Waste Disposal Facility Revenue Bond with the City of Bluffton, Indiana. The revenue bond requires: (1) semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019, and (2) a final principal and interest payment of $3.745 million on September 1, 2019. At September 30, 2013, Green Plains Bluffton had $2.5 million of cash,  presented as restricted cash with the long-term portion in other assets on the consolidated balance sheets, the use of which was restricted for principal and interest payments towards the revenue bond.

Green Plains Otter Tail issued  $19.2 million in senior notes under New Market Tax Credits financing. The notes bear interest at a rate equal to the prime rate (as defined) plus 1.5%, but not less than 4.0%, payable monthly, and require monthly principal payments of approximately $0.3 million beginning in September 2014. The notes mature on September 1, 2018 with an expected outstanding balance of $4.7 million upon maturity.

Allowable dividends or other annual distributions from each respective subsidiary, subject to certain additional restrictions including compliance with all loan covenants, terms and conditions, are as follows:

•	Green Plains Bluffton	Up to 35% of net profit before tax, and up to an additional 15% of net profit before tax, after free cash flow payment is made
•	Green Plains Central City
	and Green Plains Ord	Up to 35% of net profit before tax, and an unlimited amount may be distributed after free cash flow payment is made, provided maintenance of 70% tangible owners’ equity
•	Green Plains Holdings II	Up to 40% of net profit before tax, and unlimited after free cash flow payment is made
•	Green Plains Obion	Up to 40% of net profit before tax, and unlimited after free cash flow payment is made
•	Green Plains Otter Tail	Up to 40% of net profit before tax, and an amount reasonably acceptable to the lender may be distributed provided maintenance of 40% tangible owner equity
•	Green Plains Superior	Up to 40% of net profit before tax, and unlimited after free cash flow payment is made

In October 2013, the Green Plains Shenandoah revolving term loan was amended to remove the restriction on allowable dividends and to revise the working capital and net worth covenants. The working capital covenant, previously to be not less than $8.0 million, was amended to be not less than $6.0 million. The net worth covenant, previously to be not less than $60.0 million, was amended to be not less than $65.0 million.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured revolving credit facility with various lenders, as amended on August 27, 2013, to provide the agribusiness segment with working capital funding subject to a borrowing base as defined in the facility. The revolving credit facility matures on August 26, 2016. The revolving credit facility includes total revolving credit commitments of $125.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $75.0 million of new lender commitments upon agent approval. The facility also allows for additional seasonal borrowings up to $50.0 million. The total commitments outstanding under the facility cannot exceed $250.0 million. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment. Advances are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period plus the applicable margin or a rate per annum equal to the base rate plus the applicable margin. In addition to other customary covenants, this revolving credit facility contains restrictions on distributions with respect to capital stock, with exceptions for distributions of up to 40% of net profit before tax, subject to certain conditions.

Marketing and Distribution Segment

Green Plains Trade has a senior secured asset-based revolving credit facility pursuant to which the lender will loan up to $130.0 million on eligible collateral. This credit facility was increased from $70.0 million in April 2013. The amount of eligible collateral is determined by a calculated borrowing base value equal to the sum of percentages of eligible receivables and eligible inventories, less certain miscellaneous adjustments. The outstanding balance, if any, is subject to interest charges at the lender’s floating base rate plus the applicable margin or LIBOR plus the applicable margin. The revolving credit facility expires on April 25, 2016.  In addition to other customary covenants, this revolving credit facility contains restrictions on distributions with respect to capital stock, with exceptions (i) for distributions with respect to tax obligations, subject to certain conditions, and (ii) whereby distributions may be made in an amount up to 50% of net income if (a) undrawn availability under this facility, on a pro forma basis, is greater than $10.0 million for the preceding 30 days and (b) as of the date of the distribution, the borrower would be in compliance with the fixed charge coverage ratio on a pro forma basis. At September 30, 2013, Green Plains Trade had $27.4 million, presented as restricted cash on the consolidated balance sheets, the use of which was restricted for repayment towards the outstanding loan balance.

In June 2013, subsidiaries of the Company executed a New Markets Tax Credits financing transaction. In order to facilitate this financing transaction, the Company was required to issue promissory notes payable in the amount of $10.0 million and a note receivable in the amount of $8.1 million. The promissory notes payable and note receivable bear interest at 1% per annum, payable quarterly. Beginning in March 2020, the promissory notes and note receivable each require quarterly principal and interest payments of approximately $0.2 million; the Company retains the right to call $8.1 million of the promissory notes in 2020. The promissory notes payable and note receivable mature on September 15, 2031 and will be fully amortized upon maturity. In connection with the New Markets Tax Credits financing transaction, income tax credits were generated for the benefit of the lender. The Company has guaranteed the lender the value of these income tax credits over their statutory lives, a period of seven years, in the event that the income tax credits are recaptured or reduced. The value of the income tax credits was anticipated to be $5.0 million at the time of the transaction. The Company believes the likelihood of recapture or reduction of the income tax credits is remote, and therefore has not established a liability in connection with this guarantee.

Corporate Activities

On September 20, 2013, the Company issued $120.0 million of 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes. The 3.25% Notes represent senior, unsecured obligations of the Company, with interest payable on April 1 and October 1 of each year. Conversion of the 3.25% Notes may only be settled in shares of the Company’s common stock unless shareholder approval is received to allow for flexible settlement consisting of, at the Company's election, cash, shares of the Company's common stock, or a combination of cash and shares of the Company's common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding the maturity date. As a result, the 3.25% Notes contain liability and equity components which were bifurcated and accounted for separately. The liability component of the 3.25% Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.21% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 3.25% Notes, resulting in the initial recognition of $24.5 million as debt discount costs recorded in additional paid-in capital. The carrying amount of the 3.25% Notes will be accreted to the principal amount over the remaining term to maturity and the Company will record a corresponding amount of non-cash interest expense. Additionally, the Company incurred debt issuance costs of $5.1 million related to the 3.25% Notes and allocated $4.0 million of debt issuance costs to the liability component of the 3.25% Notes. These costs will be amortized to non-cash interest expense over the five-year term of the 3.25% Notes. Prior to April 1, 2018, the 3.25% Notes will not be convertible unless certain conditions are satisfied. The initial conversion rate is 47.9627 shares of common stock per $1,000 principal amount of 3.25% Notes, which is equal to an initial conversion price of approximately $20.85 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, including the payment of a quarterly cash dividend that exceeds $0.04 per share.  In addition, the Company may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the Company calling the 3.25% Notes for redemption.

The Company may redeem for cash all, but not less than all, of the 3.25% Notes at any time on or after October 1, 2016 if the sale price of the Company's common stock equals or exceeds 140% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date the Company delivers notice of the redemption. The redemption price will equal 100% of the principal amount of the 3.25% Notes, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of a fundamental change, such as a change in control, holders of the 3.25% Notes will have the right, at their option, to require the Company to repurchase their 3.25% Notes in cash at a price equal to 100% of the principal amount of the 3.25% Notes to be repurchased, plus accrued and unpaid interest. Default with respect to any loan in excess of $10.0 million constitutes an event of default under the 3.25% Notes, which could result in the 3.25% Notes being declared due and payable.

In November 2010, the Company issued $90.0 million of 5.75% Convertible Senior Notes due 2015,  or the 5.75% Notes. The 5.75% Notes represent senior, unsecured obligations of the Company, with interest payable on May 1 and November 1 of each year. The 5.75% Notes may be converted into shares of the Company’s common stock and cash in lieu of fractional shares of the common stock based on a conversion rate equal to 69.9527 shares of the common stock per $1,000 principal amount of 5.75% Notes, which is equal to a conversion price of approximately $14.30 per share. The conversion rate is subject to adjustment upon the occurrence of specified events, including the payment of a cash dividend. The conversion rate was adjusted to reflect the payment of a cash dividend of $0.04 per common share paid on September 26, 2013 to all shareholders of record as of September 5, 2013. The Company may redeem for cash all, but not less than all, of the 5.75% Notes at any time on or after November 1, 2013, if the last reported sale price of the Company’s common stock equals or exceeds 140% of the applicable conversion price for a specified time period, at a redemption price equal to 100% of the principal amount of the 5.75% Notes, plus accrued and unpaid interest. Default with respect to any loan in excess of $10.0 million constitutes an event of default under the 5.75% Notes, which could result in the 5.75% Notes being declared due and payable.

A $27.2 million note payable to a subsidiary of NTR plc, which previously was the Company’s largest shareholder, was paid in full during the first quarter of 2013.

Covenant Compliance

The Company, including all of its subsidiaries, was in compliance with its debt covenants as of September 30, 2013.

Capitalized Interest

The Company had no capitalized interest during the nine months ended September 30, 2013.

Restricted Net Assets

At September 30, 2013, there were approximately $548.4 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

8.  STOCK-BASED COMPENSATION

The Company has equity incentive plans which reserve a combined total of 3.5 million shares of common stock for issuance pursuant to their terms. The plans provide for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted and deferred stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to equity awards in its financial statements over the requisite service period on a straight-line basis. Substantially all of the Company’s existing share-based compensation awards have been determined to be equity awards.

The following table summarizes  stock option activity for the nine months ended September 30, 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2012	726,750	$10.10	4.3	$625
Granted	-	-
Exercised	(95,000)	6.28		576
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2013	631,750	$10.67	3.7	$3,623
Exercisable at September 30, 2013 (1)	631,750	$10.67	3.7	$3,623

(1) Includes in-the-money options totaling 520,750 shares at a weighted-average exercise price of $8.95.

The Company’s option awards allow employees to exercise options through cash payment to the Company for the shares of common stock or through a simultaneous broker-assisted cashless exercise of a share option through which the employee authorizes the exercise of an option and the immediate sale of the option shares in the open market. The Company uses newly-issued shares of common stock to satisfy its share-based payment obligations.

The following table summarizes non-vested stock award and deferred stock unit activity for the nine months ended September 30, 2013:

	Non-Vested Shares and Deferred Stock Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Nonvested at December 31, 2012	628,090	$11.41
Granted	565,651	9.60
Forfeited	(5,358)	9.80
Vested	(455,683)	10.88
Nonvested at September 30, 2013	732,700	$10.35	1.8

Compensation costs expensed for share-based payment plans described above during the three and nine months ended September 30, 2013 were approximately $1.0 million and $4.4 million, respectively, and during the three and nine months ended September 30, 2012 were approximately $1.0 million and $4.3 million, respectively. At September 30, 2013, there were $5.4 million of unrecognized compensation costs from share-based compensation arrangements, which are related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 1.8 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 38% of these expense amounts.

9.  EARNINGS PER SHARE

Basic earnings per common shares, or EPS, is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income on an if-converted basis, with respect to the 3.25% Notes and the 5.75% Notes, available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. The reconciliations of net income to net income on an if-converted basis and basic and diluted earnings per share are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic EPS:
Net income (loss) attributable to Green Plains	$9,410	$(1,002)	$17,930	$(21,244)
Weighted average shares outstanding - basic	30,204	29,655	30,100	30,499
Net income (loss) attributable to Green Plains - basic	$0.31	$(0.03)	$0.60	$(0.70)

Diluted EPS:
Net income (loss) attributable to Green Plains	$9,410	$(1,002)	$17,930	$(21,244)
Interest and amortization on convertible debt, net of tax effect:
5.75% Notes due 2015	883	-	2,643	-
3.25% Notes due 2018	79	-	79	-
Net income (loss) attributable to Green Plains on an if-converted basis	$10,372	$(1,002)	$20,652	$(21,244)

Weighted average shares outstanding - basic	30,204	29,655	30,100	30,499
Effect of dilutive convertible debt:
5.75% Notes due 2015	6,284	-	6,281	-
3.25% Notes due 2018	688	-	232	-
Effect of dilutive warrants	93	-	-	-
Effect of dilutive stock-based compensation awards	214	-	205	-
Total potential shares outstanding	37,483	29,655	36,818	30,499

Net income (loss) attributable to Green Plains - diluted	$0.28	$(0.03)	$0.56	$(0.70)

Excluded from the computations of diluted EPS for the three and nine months ended September 30, 2013 were stock-based compensation awards totaling 0.2 million and 0.2 million shares, respectively, and for the three and nine months ended September 30, 2012 were stock-based compensation awards totaling 1.3 million and 1.1 million shares, respectively, because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the respective periods. For the three and nine months ended September 30, 2012, 6.3 million and 6.4 million shares, respectively, related to the effect of the convertible debt and stock-based compensation awards were also excluded from the computation of diluted EPS as the inclusion of these shares would have been antidilutive. As consideration for the acquisition of the Lakota and Riga ethanol plants in October 2010, the Company issued warrants for 700,000 shares of its common stock at a price of $14.00 per share exercisable until October 22, 2013. The warrants are excluded from the computations of diluted EPS for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012 as the exercise price was greater than the average market price of the Company’s common stock for those periods. On October 22, 2013, 270,060 warrants were exercised at a price of $14.00 per share and 429,940 warrants expired unexercised.

10.  STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

					Accum.
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comp.	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance, December 31, 2012	36,904	$37	$445,198	$107,540	$3,535	7,200	$(65,808)	$490,502
Net income	-	-	-	17,930	-	-	-	17,930
Cash dividends declared	-	-	-	(1,207)	-	-	-	(1,207)
Other comprehensive loss,
net of tax	-	-	-	-	(2,802)	-	-	(2,802)
Stock-based compensation	408	-	2,863	-	-	-	-	2,863
Stock options exercised	95	-	597	-	-	-	-	597
Issuance of 3.25 % notes due
2018, net of tax	-	-	14,173	-	-	-	-	14,173
Balance, September 30, 2013	37,407	$37	$462,831	$124,263	$733	7,200	$(65,808)	$522,056

On August 22, 2013, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend. An initial dividend of $0.04 per common share was paid on September 26, 2013 to all shareholders of record as of September 5, 2013.

Changes in accumulated other comprehensive income during the nine months ended September 30, 2013, net of tax, which related primarily to gains and losses on derivative financial instruments, are as follows (in thousands):

Accumulated
Other Comp.
Income
Balance, December 31, 2012	$3,535

Other comprehensive loss before reclassifications	(37,683)
Amounts reclassified from accumulated other
comprehensive loss	34,881
Net current period other comprehensive loss	(2,802)

Balance, September 30, 2013	$733

Amounts reclassified from accumulated other comprehensive income for the periods indicated are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Statements of Operations
	2013	2012	2013	2012	Classification
Gains (losses) on cash flow hedges:
Ethanol commodity derivatives	$(11,642)	$(1,994)	$(45,862)	$1,563	Revenues
Corn commodity derivatives	(5,058)	13,291	(11,925)	7,939	Cost of goods sold
Total	(16,700)	11,297	(57,787)	9,502	Income (loss) before income taxes
Income tax benefit	(6,797)	4,245	(22,906)	3,557	Income tax expense (benefit)
Amounts reclassified from accumulated
other comprehensive income (loss)	$(9,903)	$7,052	$(34,881)	$5,945

11.  INCOME TAXES

The Company records income tax expense or benefit during interim periods based on its best estimate of the annual effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.

Income tax expense for the three and nine months ended September 30, 2013 was $7.6 million and $13.5 million, respectively, compared to an income tax benefit of $0.6 million and $12.7 million, respectively, for the same periods in 2012. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 44.8% and 43.0% for the three and nine months ended September 30, 2013, respectively, and  37.5% and 37.5% for the three and nine months ended September 30 2012, respectively. The effective tax rate for the three and nine months ended September 30, 2013 reflects a change in estimate related to nondeductible compensation expense and an increase in the accrual for uncertain tax positions partially offset by an increase in tax benefits arising from stock-based compensation awards.

The amount of unrecognized tax benefits for uncertain tax positions was $1.1 million as of September 30, 2013 and $0.1 million as of December 31, 2012.  Recognition of these benefits would have a favorable impact on the Company’s effective tax rate. The Company estimates that it is reasonably possible that the amount of unrecognized tax benefits will decrease by up to $0.1 million over the next twelve months due to the expiration of statutes of limitation.

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

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $4.7 million and $14.6 million during the three and nine months ended September 30, 2013, respectively, and $4.8 million and $13.9 million during the three and nine months ended September 30, 2012, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2013 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2013	$4,845
2014	14,715
2015	13,580
2016	11,308
2017	6,438
Thereafter	6,150
Total	$57,036

Commodities

As of September 30, 2013 the Company had contracted for future purchases of grain, natural gas, ethanol and distillers grains valued at approximately $188.9 million, $10.8 million, $8.6 million and $19.7 million, respectively.

Legal

The Company is currently involved in litigation that has arisen in the ordinary course of business, but it does not believe that any other pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

13. RELATED PARTY TRANSACTIONS

Commercial Contracts

Two subsidiaries of the Company have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital, is a member of the Company’s Board of Directors. Totals of $0.1 million and $0.2 million were included in debt at September 30, 2013 and December 31, 2012, respectively, under these financing arrangements. Payments, including principal and interest, totaled $37 thousand and $0.1 million during the three and nine months ended September 30, 2013, respectively, and $37 thousand and $0.2 million during the three and nine months ended September 30, 2012, respectively, and the weighted average interest rate for all financing agreements with AXIS Capital was 6.1%.

The Company has entered into ethanol purchase and sale agreements with Center Oil Company. Gary R. Parker, President and Chief Executive Officer of Center Oil, is a member of the Company’s Board of Directors. During the three and nine months ended September 30, 2013 cash receipts from Center Oil totaled $1.3 million and $1.9 million, respectively, and cash payments to Center Oil totaled $3.0 million and $5.6 million for the same periods, respectively, on these contracts. During the three and nine months ended September 30, 2012, cash receipts from Center Oil totaled $12.0 million and  $15.7 million, respectively, and cash payments to Center Oil totaled $3.4 million and $4.5 million for the same periods, respectively, on these contracts. In October 2011, the Company also entered into an operating lease agreement with Center Oil in which the Company will pay $42 thousand per month for the lease of 35 railcars. The agreement was effective through October 14, 2013 and was not renewed. The Company had $0.5 million included in accounts payable, net of outstanding receivables, and $14 thousand included in accounts receivable, net of outstanding payables, from Center Oil at September 30, 2013 and December 31, 2012, respectively.

Aircraft Lease

The Company has entered into an agreement with Hoovestol Inc. for the lease of an aircraft. Wayne B. Hoovestol, President of Hoovestol Inc., is Chairman of the Company’s Board of Directors. The Company has agreed to pay $6,667 per month for use of up to 100 hours per year of the aircraft. Any flight time in excess of 100 hours per year will incur additional hourly-based charges. During the three and nine months ended September 30, 2013, payments related to this lease totaled $30 thousand and $104 thousand, respectively, and during the three and nine months ended September 30, 2012, payments related to this lease totaled $25 thousand and $90 thousand, respectively. The Company had $2 thousand in accounts payable to Hoovestol Inc. at September 30, 2013 and did not have any accounts payables to Hoovestol Inc. at December 31, 2012.

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

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2012 and in Item 1A of Part II of this quarterly report on Form 10-Q for the quarter ended September 30, 2013. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we operate, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation, risks related to closing and achieving anticipated results from acquisitions, and other risk factors detailed in our reports filed with the SEC. Actual results may differ from projected results due, but not limited, to unforeseen developments.

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

We review our operations within the following four separate operating segments:

•

Ethanol Production. We are North America’s fourth largest ethanol producer. We operate a total of ten ethanol plants in Indiana, Iowa, Michigan, Minnesota, Nebraska and Tennessee. We have the capacity at our ten plants to collectively consume approximately 280 million bushels of corn per year and produce approximately 790 million gallons of ethanol per year, or mmgy, of ethanol and approximately 2.2 million tons of distillers grains annually.

•

Corn Oil Production. We operate corn oil extraction systems at nine of our ethanol plants, with the capacity to produce approximately 155 million pounds annually. We plan to install corn oil extraction technology at the recently-acquired Atkinson plant in the fourth quarter of 2013. The corn oil systems are designed to extract non-edible corn oil, a value-added product, from the whole stillage process immediately prior to production of distillers grains. Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides.

•

Agribusiness. Within our bulk grain business, we have four grain elevators with approximately 8.3 million bushels of total storage capacity. Our ethanol plants have approximately 19.4 million bushels of storage capacity. We believe our bulk grain business provides synergies with our ethanol production segment as it supplies a portion of the feedstock for our ethanol plants.

•

Marketing and Distribution. Our in-house marketing business is responsible for the sale, marketing and distribution of all ethanol, distillers grains and corn oil produced at our ethanol plants. We also market and provide logistical services for ethanol and other commodities for a  third-party producer. Additionally, our wholly-owned subsidiary, BlendStar LLC, operates eight blending or terminaling facilities with approximately 831 mmgy of total throughput capacity in seven south central U.S. states. To optimize the value of our assets, we utilize a portion of our railcar fleet to transport crude oil for third parties. At September 30, 2013, we had 382 railcars deployed for crude oil transportation.

In June 2013, we acquired an ethanol plant located in Atkinson, Nebraska with the capacity to produce approximately 50 mmgy. We began operations at the ethanol plant early in the third quarter of 2013. Also, in June 2013, we acquired a grain elevator in Archer, Nebraska. During the third quarter of 2013, we completed construction of additional storage capacity of 2.4 million bushels at our grain elevators and 7.0 million bushels at our ethanol plants.

We intend to continue to take a disciplined approach in evaluating new opportunities related to potential acquisition of additional ethanol plants by considering whether the plants meet our design, engineering, valuation and geographic criteria. In our marketing and distribution segment, our strategy is to expand our marketing efforts by entering into new or renewal contracts with other ethanol producers and realize additional profit margins by optimizing our commodity logistics. During 2014, we plan to add between ten and fifteen million bushels of additional grain storage capacity around our ethanol plants, with a goal of 50 million bushels of grain storage capacity by the end of 2015, to take advantage of our current grain handling infrastructure and processing demand. We also intend to pursue opportunities to develop or acquire additional grain elevators, specifically those located near our ethanol plants. We believe that owning additional grain handling and storage operations in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. We also own approximately 53%  of BioProcess Algae LLC, which was formed to commercialize advanced photo-bioreactor technologies for growing and harvesting algal biomass. We continue to support the BioProcess Algae joint venture.

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

A combination of factors resulted in compressed ethanol margins in 2012. The ethanol industry increased production in the fourth quarter of 2011 to meet demand from ethanol blenders seeking to take advantage of the volumetric ethanol excise tax credit prior to its expiration on December 31, 2011. As a result, ethanol stocks at the end of 2011 exceeded normal market levels which caused ethanol margins to compress to near break-even levels in the first half of 2012. Additionally, corn prices traded to all-time highs during 2012 due to drought conditions in the midwestern region of the United States. According to the Energy Information Administration, or EIA, as an industry, ethanol producers have responded to these factors by reducing production by approximately 4.9% in 2012 compared to 2011. EIA data also show ethanol imports increased from 174 million gallons in 2011 to 533 million gallons in 2012. Under the Renewable Fuels Standard II, or RFS II, certain parties are obligated to blend, in the aggregate, 2.0 billion gallons of advanced biofuels in 2012. During 2012, sugarcane ethanol imported from Brazil, which totaled approximately 530 million gallons, has been one of the most economical means for obligated parties to meet this standard. Effective May 1, 2013, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil to 25 percent (from 20 percent) due to a rise in sugarcane production, which could possibly limit ethanol exports from Brazil into the U.S. As of July 2013, year-to-date ethanol imports were 251 million gallons and year-to-date ethanol exports were 306 million gallons.

U.S. ethanol production reached its lowest level since 2010 in 2013, averaging an annualized rate of 12.8 billion gallons in the first nine months of 2013 compared with 13.4 billion gallons in the first nine months of 2012 and the 13.8 billion gallon RFS II mandate for 2013. As a result of the U.S. ethanol industry rationalizing production, inventory stocks reached a low of 649 million gallons at the end of June 2013, the lowest level since October 2010. Inventory stocks were 651 million gallons at the end of September 2013. Lower production and lower stocks have had a positive effect on ethanol margins in the first nine months of 2013, which are significantly better than during the first nine months of 2012. We believe that U.S. ethanol production levels will continue to adjust to supply and demand factors for ethanol and corn.

There may be periods of time that, due to the variability of commodity prices and compressed margins, we reduce or cease ethanol production operations at certain of our ethanol plants. In 2012, we reduced production volumes at several of our ethanol plants in direct response to unfavorable operating margins, and have continued our production during the first nine months of 2013 at approximately 92% of our total daily average capacity. The reduced production rates increase yield and optimize cash flow in lower margin environments.

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

Legislation.  Federal and state governments have enacted numerous policies and incentives to encourage the usage of domestically-produced alternative fuels. Passed in 2007 as part of the Energy Independence and Security Act, RFS II has been, and we expect will continue to be, a driving factor in the growth of ethanol usage. On April 10, 2013 the Renewable Fuel Standard Elimination Act was introduced as H.R. 1461. The bill is targeted to repeal the renewable fuel program of the Environmental Protection Agency, or EPA.  Also introduced on April 10, 2013 was the RFS Reform Bill, H.R. 1462, which would prohibit more than ten percent ethanol in gasoline and reduce the RFS II mandated volume of renewable fuel. On May 14, 2013, the Domestic Alternatives Fuels Act of 2013 was introduced in the U.S. House of Representatives as H.R. 1959 to allow ethanol produced from natural gas to be used to meet the RFS II mandate. These bills were assigned to congressional committees, which will consider them before possibly sending any on to the House or Senate as a whole.

To further drive the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. Through a series of decisions beginning in October 2010, the EPA has granted a waiver for the use of E15 in model year 2001 and newer passenger vehicles, including cars, sport utility vehicles, and light pickup trucks. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends. On June 24, 2013 the U.S. Supreme Court declined to hear an appeal from the American Petroleum Institute and other organizations challenging the EPA’s decision to permit the sale of E15. According to the EPA, as of August 1, 2013,  78 fuel manufacturers were registered to sell E15. Approximately 72% of the passenger vehicles in service are eligible to use E15.

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

Industry Fundamentals.  The ethanol industry is supported by a number of market fundamentals that drive its long-term outlook and extend beyond the short-term margin environment. Following the EPA’s approval, the industry is working to broadly introduce E15 into the retail fuel market. The RFS II mandate increased to 13.8 billion gallons for 2013, 600 million gallons over the mandated volume in 2012, and continues to increase each year through 2015. In August 2013, the EPA announced that in its forthcoming proposed rule, it will propose adjustments to the 2014 volume requirements, including to both the advanced biofuel and total renewable fuel categories. The EPA stated it expects that in preparing the 2014 proposed rule, it will estimate the available supply of cellulosic and advanced biofuels, assess the E10 blend wall and current infrastructure and market-based limitations for blends above E10, and establish volume requirements that are reasonably attainable. Moreover, the EPA expects to utilize the notice and comment process to fully engage the public in consideration of a reasonable path forward that appropriately addresses the blend wall and other constraints. The EPA further stated it believes the statute provides it with the authority and tools needed to make appropriate adjustments in volume requirements. The proposed rule is by regulation, and is required to be issued no later than November 30, 2013.

The domestic gasoline market continues to evolve as refiners are producing more CBOB, a sub-grade (84 octane) gasoline, which requires ethanol or other octane sources to meet the minimum octane rating requirements for the U.S. gasoline market. The demand for ethanol is also affected by the overall demand for transportation fuel, which peaked in 2007 and has been declining steadily since then. Currently, according to the EIA, total gasoline demand in the U.S. is approximately 135 billion gallons annually.  Demand for transportation fuel is affected by the number of miles traveled by consumers and the fuel economy of vehicles. Market acceptance of E15 may partially offset the effects of this decrease. Consumer acceptance of E15 and E85 (85% ethanol blended) fuels and flex-fuel vehicles is needed before ethanol can achieve any significant growth in market share. In addition, ethanol export markets, although affected by competition from other ethanol exporters, mainly from Brazil, are expected to remain active in 2013. Overall, the industry is producing below the mandated levels but ethanol prices have remained at a discount to gasoline, providing blenders and refiners with an economic incentive to blend.

BioProcess Algae Joint Venture

Our BioProcess Algae joint venture is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities. Through multiple stages of expansion, BioProcess Algae has constructed a five-acre algae farm next to our Shenandoah, Iowa ethanol plant and has been operating its Grower Harvesters™ bioreactors since January 2011.  The joint venture is currently focused on verification of growth rates, energy balances, capital requirements and operating expenses of the technology which are considered to be some of the key steps to commercialization.

BioProcess Algae is expanding the algae farm with the construction of additional Grower Harvester™ bioreactors and a new processing facility. When construction is completed, expected annual capacity is expected be 350 to 400 tons of dry wholesale algae. We increased our ownership of BioProcess Algae to approximately 53% during the third quarter of 2013. However, we do not possess the requisite control of this investment to consolidate it.

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

If we and the other BioProcess Algae members determine that the venture can achieve the desired economic performance, we and the other BioProcess Algae members will consider a larger build-out, possibly as large as 200 to 400 acres, of Grower Harvester™ reactors at the Shenandoah, Iowa ethanol plant. Such a build-out may be completed in stages and could take up to two years to complete. Funding for such a project would come from a variety of sources including current partners, new equity investors, debt financing or a combination thereof.

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

Components of Revenues and Expenses

Revenues.  In our ethanol production segment, our revenues are derived primarily from the sale of ethanol and distillers grains, which is a co-product of the ethanol production process. In our corn oil production segment, our revenues are derived from the sale of corn oil, which is extracted from the whole stillage process immediately prior to the production of distillers grains. In our agribusiness segment, the sale of grain is our primary source of revenue. In our marketing and distribution segment, the sale of ethanol, distillers grains and corn oil that we market for our ethanol plants, the sale of ethanol we market for  a third-party ethanol plant and the sale of other commodities purchased in the open market represent our primary sources of revenue. Revenues also include net gains or losses from derivatives.

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

Other Income (Expense).    Other income (expense) includes interest earned, interest expense, equity earnings in nonconsolidated subsidiaries and other non-operating items.

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

In June 2013, we acquired an ethanol plant located in Atkinson, Nebraska with the capacity to produce approximately 50 mmgy. The plant began ethanol production on July 25, 2013. Also, in June 2013, we acquired a grain elevator in Archer, Nebraska. During the third quarter of 2013, we completed construction of additional storage capacity of 2.4 million bushels at our grain elevators and 7.0 million bushels at our ethanol plants.

In December 2012, we sold 12 grain elevators located in northwestern Iowa and western Tennessee consisting of approximately 32.6 million bushels, or approximately 85%, of our grain storage capacity and all of our agronomy and retail petroleum operations, which affects the comparability of our operating results. The tables below reflect selected operating segment financial information for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Ethanol production:
Revenues from external customers	$39,766	$52,982	$118,511	$149,115
Intersegment revenues	477,103	439,917	1,437,821	1,268,851
Total segment revenues	516,869	492,899	1,556,332	1,417,966
Corn oil production:
Revenues from external customers	-	1	-	518
Intersegment revenues	17,290	14,530	49,304	43,003
Total segment revenues	17,290	14,531	49,304	43,521
Agribusiness:
Revenues from external customers	5,055	125,446	43,178	300,051
Intersegment revenues	274,100	50,254	498,189	134,725
Total segment revenues	279,155	175,700	541,367	434,776
Marketing and distribution:
Revenues from external customers	713,150	768,984	2,166,453	2,143,479
Intersegment revenues	9,629	111	13,042	302
Total segment revenues	722,779	769,095	2,179,495	2,143,781
Revenues including intersegment activity	1,536,093	1,452,225	4,326,498	4,040,044
Intersegment eliminations	(778,122)	(504,812)	(1,998,356)	(1,446,881)
Revenues as reported	$757,971	$947,413	$2,328,142	$2,593,163

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross profit (loss):
Ethanol production	$22,269	$(3,701)	$34,228	$(20,610)
Corn oil production	9,649	7,865	25,431	25,205
Agribusiness	815	12,513	2,986	27,357
Marketing and distribution	8,615	10,980	39,074	21,769
Intersegment eliminations	(324)	240	(871)	1,079
	$41,024	$27,897	$100,848	$54,800
Operating income (loss):
Ethanol production	$17,851	$(7,520)	$22,508	$(32,435)
Corn oil production	9,596	7,811	25,226	25,011
Agribusiness	163	5,849	781	8,916
Marketing and distribution	4,456	7,162	26,654	10,546
Intersegment eliminations	(324)	240	(826)	1,113
Corporate activities	(6,208)	(4,918)	(17,543)	(16,701)
	$25,534	$8,624	$56,800	$(3,550)

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Consolidated Results

Consolidated revenues decreased by $189.4 million for the three months ended September 30, 2013 compared to the same period in 2012 primarily as a result of lower grain and agronomy sales and lower ethanol volumes.  The decline in grain and agronomy sales resulted from the sale of certain grain elevators and agronomy assets during the fourth quarter of 2012. Gross profit increased by  $13.1 million for the three months ended September 30, 2013 compared to the same period in 2012 primarily as a result of improved margins for ethanol production and a contractor recovery, offset partially by a decrease in margins for grain and agronomy sales. Operating income (loss) increased by  $16.9 million to $25.5 million for the three months ended September 30, 2013 compared to the same period in 2012 as a result of the factors discussed above and a $3.8 million decrease in selling, general and administrative expenses. Selling, general and administrative expenses were lower for the three months ended September 30, 2013 compared to the same period in 2012 due most significantly to the grain elevator sale during the fourth quarter of 2012. Interest expense decreased by  $2.2 million for the three months ended September 30, 2013 compared to the same period in 2012 due to lower average debt balances. Income tax expense was $7.6 million for the three months ended September 30, 2013 compared to an income tax benefit of $0.6 million for the same period in 2012.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Ethanol sold
(thousands of gallons)	177,799	161,574
Ethanol produced
(thousands of gallons)	176,815	160,832
Distillers grains sold
(thousands of equivalent dried tons)	491	438
Corn consumed
(thousands of bushels)	62,435	56,706

Revenues in the ethanol production segment increased by $24.0 million for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to higher volumes produced and sold, partially offset by lower average ethanol and distillers grains prices.  Revenues in the third quarter of 2013 included production from our Atkinson plant, which was acquired in June and began operations on July 25, 2013 and contributed an additional 8.2 million gallons of ethanol production and $22.7 million in revenue. The ethanol production segment produced 176.8 million gallons of ethanol, which represents approximately 91% of production capacity, during the third quarter of 2013.

Cost of goods sold in the ethanol production segment decreased by $2.0 million for the three months ended September 30, 2013 compared to the same period in 2012. Consumption of corn increased by 5.7 million bushels but the average cost per bushel decreased by 18% during the three months ended September 30,  2013 compared to the same period in 2012. Also, cost of goods sold was reduced by approximately $4.0 million from a contractor recovery relating to grain silo issues at certain ethanol plants. As a result of the factors identified above, gross profit and operating income for the ethanol production segment increased by  $26.0 million and $25.4 million, respectively, for the three months ended September 30, 2013 compared to the same period in 2012. Depreciation and amortization expense for the ethanol production segment was $11.4 million for the three months ended September 30, 2013 compared to $11.2 million during the same period in 2012.

Corn Oil Production Segment

Revenues in the corn oil production segment increased by $2.8 million for the three months ended September 30, 2013 compared to the same period in 2012. During the three months ended September 30, 2013, we sold 42.0 million pounds of corn oil compared to 37.2 million pounds in the same period of 2012. The average price for corn oil was 5% higher for the third quarter of 2013 compared to the same period in 2012.

Gross profit and operating income in the corn oil production segment increased by  $1.8 million for the three months ended September 30, 2013 compared to the same period in 2012. The increase in revenues was partially offset by $1.0 million of additional expense related to increased volumes produced along with higher input costs during the three months ended September 30, 2013 compared to the same period in 2012.

Agribusiness Segment

Revenues in the agribusiness segment increased by  $103.5 million and gross profit and operating income decreased by $11.7 million and $5.7 million, respectively, for the three months ended September 30, 2013 compared to the same period in 2012. We sold 44.0 million bushels of grain, including 43.5 million bushels to our ethanol production segment, and had no fertilizer sales during the three months ended September 30, 2013 compared to sales of 18.9 million bushels of grain, including 6.2 million bushels to our ethanol production segment, and three thousand tons of fertilizer during the same period in 2012. Subsequent to the sale of certain grain elevators and the agronomy business during the fourth quarter of 2012, we increased our focus on supplying corn to our ethanol plants from our agribusiness segment. As a result, 99% of the grain sold by our agribusiness segment was sold to our ethanol plants rather than to external customers. The decrease in gross profit and operating income is due to the factors discussed above.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment decreased by $46.3 million for the three months ended September 30, 2013 compared to the same period in 2012. The decrease in revenues was primarily due to a decrease of $71.0 million in ethanol revenue from lower ethanol volumes, lower prices of distillers grains sold and lower volumes of crude oil transportation. These decreases were partially offset by a $26.3 million increase in grain trading activity within our marketing and distribution segment. We sold 240.2  million and 269.8 million gallons of ethanol during the three months ended September 30, 2013 and 2012, respectively, within the marketing and distribution segment.

Gross profit and operating income for the marketing and distribution segment decreased by  $2.4 million and $2.7 million, respectively, for the three months ended September 30, 2013 compared to the same period in 2012, primarily due to the factors discussed above.

Intersegment Eliminations

Intersegment eliminations of revenues increased by  $273.3 million for the three months ended September 30, 2013 compared to the same period in 2012 due to increased corn sales from our agribusiness segment to our ethanol production segment of $231.9 million. In addition, sales of ethanol and distillers grains from our ethanol production segment to our marketing and distribution segment increased by $30.7 million and $8.0 million, respectively, between the periods.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $1.3 million for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to an increase in personnel costs.

Income Taxes

We record income tax expense or benefit during interim periods based on our best estimate of the annual effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period. We recorded income tax expense of $7.6 million for the three months ended September 30, 2013 compared to an income tax benefit of $0.6 million for the same period in 2012.  The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 44.8% for the three months ended September 30, 2013 compared to 37.5% for the three months ended September 30, 2012. The effective tax rate for the three months ended September 30, 2013 reflects a change in estimate related to nondeductible compensation expense and an increase in the accrual for uncertain tax positions partially offset by an increase in tax benefits.  The annual effective tax rate can be affected as a result of variances among the estimates and amounts of full-year sources of taxable income (among the various states), the realization of tax credits, adjustments that may arise from the resolution of tax matters under review, variances in the release of valuation allowances and an assessment of our liability for uncertain tax positions.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Consolidated Results

Consolidated revenues decreased by  $265.0 million for the nine months ended September 30, 2013 compared to the same period in 2012 primarily as a result of lower grain and agronomy sales and lower ethanol volumes partially offset by higher average prices realized for ethanol and distillers grains. The decline in grain and agronomy sales resulted from the sale of certain grain elevators and agronomy assets during the fourth quarter of 2012. Gross profit increased by  $46.0 million for the nine months ended September 30, 2013 compared to the same period in 2012 primarily as a result of improved margins for ethanol production and marketing and distribution and a contractor recovery, offset partially by a decrease in grain and agronomy margins. Operating income (loss) increased by $60.4 million to $56.8 million for the nine months ended September 30, 2013 compared to the same period in 2012 as a result of the factors discussed above. Selling, general and administrative expenses were $14.3 million lower for the nine months ended September 30, 2013 compared to the same period in 2012 due most significantly to the grain elevator sale during the fourth quarter of 2012. Interest expense decreased by $5.3 million for the nine months ended September 30, 2013 compared to the same period in 2012 due to lower average debt balances. Income tax expense was $13.5 million for the nine months ended September 30, 2013 compared to an income tax benefit of $12.7 million for the same period in 2012.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
Ethanol sold
(thousands of gallons)	521,169	507,923
Ethanol produced
(thousands of gallons)	519,597	508,358
Distillers grains sold
(thousands of equivalent dried tons)	1,456	1,397
Corn consumed
(thousands of bushels)	183,149	178,924

Revenues in the ethanol production segment increased by  $138.4 million for the nine months ended September 30, 2013 compared to the same period in 2012. Revenues in the first nine months of 2013 included production from our Atkinson plant, which began operations on July 25, 2013 and contributed an additional 8.2 million gallons of ethanol production and $22.7 million in revenues.  In addition to higher volumes sold, the increase in revenues was also due to higher average ethanol and distillers grains prices realized. The ethanol production segment produced 519.6 million gallons of ethanol, which represents approximately 92% of production capacity, during the first nine months of 2013.

Cost of goods sold in the ethanol production segment increased by $83.5 million for the nine months ended September 30, 2013 compared to the same period in 2012. Consumption of corn increased by 4.2 million bushels, while the average cost per bushel was not significantly different during the nine months ended September 30, 2013 compared to the same period in 2012. Also, cost of goods sold was reduced by approximately $4.0 million from a contractor recovery relating to grain silo issues at certain ethanol plants. As a result of the factors identified above, gross profit and operating income for the ethanol production segment increased by $54.8 million and $54.9 million, respectively, for the nine months ended September 30, 2013 compared to the same period in 2012.

Corn Oil Production Segment

Revenues in the corn oil production segment increased by $5.8 million for the nine months ended September 30, 2013 compared to the same period in 2012. During the nine months ended September 30, 2013, we sold 119.5 million pounds of corn oil compared to 109.2 million pounds in the same period of 2012. The average price for corn oil was 5% higher for the first nine months of 2013 compared to the same period in 2012.

Gross profit and operating income in the corn oil production segment increased by  $0.2 million for the nine months ended September 30, 2013 compared to the same period in 2012. The increase in revenues was partially offset by $5.6 million of additional expense related to higher input costs due to the increased prices for distillers grains during the nine months ended September 30, 2013 compared to the same period in 2012.

Agribusiness Segment

Revenues in the agribusiness segment increased by $106.6 million and gross profit and operating income decreased by $24.4 million and  $8.1 million, respectively, for the nine months ended September 30, 2013 compared to the same period in 2012. We sold 82.2 million bushels of grain, including 77.7 million to our ethanol production segment, and had no fertilizer sales during the nine months ended September 30, 2013 compared to sales of 48.4 million bushels of grain, including 19.2 million bushels to our ethanol production segment, and 35 thousand tons of fertilizer during the same period in 2012. Subsequent to the sale of certain grain elevators and the agronomy business during the fourth quarter of 2012, we increased our focus on supplying corn to our ethanol plants from our agribusiness segment. As a result, 95% of the grain sold by our agribusiness segment was sold to our ethanol plants rather than to external customers. The decrease in gross profit and operating income is due to the factors discussed above.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment increased by  $35.7 million for the nine months ended September 30, 2013 compared to the same period in 2012. The increase in revenues was primarily due to a $45.1 million increase in grain trading activity within our marketing and distribution segment, higher average prices for ethanol and distillers grains, expanded trading and logistic operations and operation of the BlendStar LLC unit-train terminal in Birmingham, Alabama that commenced in the fourth quarter of 2012. In addition, revenues were impacted by a decrease of 88.0 million gallons of ethanol sold in the nine months ended September 30, 2013 compared to the same period in 2012 and lower revenues from crude oil transportation. Ethanol revenues decreased by $32.7 million and distillers grains revenues increased by  $33.2 million. We sold 719.5 million and 807.5 million gallons of ethanol during the nine months ended September 30, 2013 and 2012, respectively, within the marketing and distribution segment.

Gross profit and operating income for the marketing and distribution segment increased by $17.3 million and $16.1 million, respectively, for the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to profits realized from commodity trading and logistics, higher margins related to the deployment of railcars for crude oil transportation and the operation of the Birmingham unit-train terminal.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $551.5 million for the nine months ended September 30, 2013 compared to the same period in 2012 due to increased corn sales from our agribusiness segment to our ethanol production segment of $372.4 million. In addition, sales of ethanol and distillers grains from our ethanol production segment to our marketing and distribution segment increased by $135.5 million and $36.9 million, respectively, between the periods.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $0.8  million for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to an increase in personnel costs and increased fees for professional services during the first nine months of 2013.

Income Taxes

We record income tax expense or benefit during interim periods based on our best estimate of the annual effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period. We recorded income tax expense of $13.5 million for the nine months ended September 30, 2013 compared to an income tax benefit of $12.7 million for the same period in 2012.  The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 43.0% for the nine months ended September 30, 2013 compared to 37.5% for the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2013 reflects a  change in estimate related to nondeductible compensation expense and an increase in the accrual for uncertain tax positions partially offset by an increase in tax benefits. The annual effective tax rate can be affected as a result of variances among the estimates and amounts of full-year sources of taxable income (among the various states), the realization of tax credits, adjustments that may arise from the resolution of tax matters under review, variances in the release of valuation allowances and an assessment of our liability for uncertain tax positions.

EBITDA

Management uses earnings before interest, income taxes, depreciation and amortization, or EBITDA, to measure our financial performance and to internally manage our businesses. Management believes that EBITDA provides useful information to investors as a measure of comparison with peer and other companies. EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles. EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA may not be comparable with a similarly-titled measure of another company. The following sets forth the reconciliation of net income (loss) to EBITDA for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$9,410	$(1,006)	$17,930	$(21,257)
Interest expense	7,608	9,832	23,440	28,741
Income tax expense (benefit)	7,633	(604)	13,519	(12,749)
Depreciation and amortization	12,763	13,487	37,807	39,922
EBITDA	$37,414	$21,709	$92,696	$34,657

Liquidity and Capital Resources

On September 30, 2013, we had $334.5 million in cash and equivalents, excluding restricted cash, comprised of $190.0 million held at our parent company and the remainder at our subsidiaries. We also had up to an additional $159.1 million available under revolving credit agreements at our subsidiaries, some of which was subject to borrowing base restrictions or other specified lending conditions at September 30, 2013. Funds held at our subsidiaries are generally required for their ongoing operational needs and distributions from our subsidiaries are restricted pursuant to their credit agreements. At September 30, 2013, there were approximately $548.4 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

We incurred capital expenditures of $12.6 million in the first nine months of 2013 for various projects, including grain storage expansion at our grain elevators and ethanol plants. Capital spending for the remainder of 2013 is expected to be approximately $7.4 million. The remainder of our capital spending is expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

Net cash provided by operating activities was $121.1 million for the nine months ended September 30, 2013 compared to net cash used by operating activities of  $17.4 million for the same period in 2012.  Operating activities were affected by a decrease in working capital for the nine months ended September 30, 2013, primarily consisting of a reduction in grain inventory, partially offset by cash outlays related to payments for deferred grain contract payables and accrued expenses. Cash used by operating activities for the nine months ended September 30,  2012 included cash outflows for deferred grain contract payables and an increase in inventories.  Additionally, during the nine months ended September 30,  2013, we had net income of $17.9 million compared with a net loss of $21.3 million for the same period in 2012. Net cash used by investing activities was $31.0 million for the nine months ended September 30, 2013, due primarily to the acquisition of an ethanol plant in June 2013 and $12.6 million in capital expenditures. Net cash used by financing activities was $9.8 million for the nine months ended September 30, 2013 due to the payment of a short-term note payable of $27.2 million related to a  2012 common stock repurchase, a  $47.6 million net decrease in short-term debt and inventory financing arrangements and $44.9 million in principal payments, net of advances, on long-term debt. These net cash outflows were partially offset by proceeds from the issuance of $120.0 million of convertible senior notes. Financing activities were also affected by the payment of loan fees for the convertible senior notes and payment of a cash dividend to shareholders in September 2013. Green Plains Trade and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid, resulting in significant cash movements that are reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

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

We were in compliance with our debt covenants at September 30, 2013. We believe we will maintain compliance with our debt covenants at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available at the parent company to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity for a subsidiary’s compliance. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results differ significantly from our forecasts and a subsidiary is unable to comply with its respective debt covenants under its credit facility, such subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

On August 22, 2013, we announced that our Board of Directors approved the initiation of a quarterly cash dividend. An initial dividend of $0.04 per common share was paid in September 2013. We anticipate declaring a cash dividend in future quarters on a regular basis; however, future declarations of dividends are subject to Board approval and may be adjusted as our cash position, business needs or market conditions change.

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

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term loan. At September 30, 2013, $27.4 million related to the amortizing term loan was outstanding, along with the entire revolving term loan.  The amortizing term loan requires monthly principal payments of approximately $0.3 million. The loans mature on January 31, 2015 with expected outstanding balances upon maturity of $23.3 million and $20.0 million on the amortizing term loan and revolving term loan, respectively.

The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term loan as well as a revolving line of credit of up to $11.0 million. At September 30, 2013, $34.5 million related to the amortizing term loan was outstanding, along with $28.6 million on the revolving term loan and $10.6 million on the revolving line of credit. The amortizing term loan requires monthly principal payments of $0.5 million. The amortizing term loan and the revolving term loan mature on July 1, 2016 with expected outstanding balances upon maturity of $17.9 million and $28.6 million, respectively, and the revolving line of credit matures on November 26, 2013. We expect to extend or refinance the revolving credit facility prior to its maturity date.

The Green Plains Holdings II loan is comprised of a $26.4 million amortizing term loan and a $51.1 million revolving term loan. At September 30, 2013, $17.4 million was outstanding on the amortizing term loan, along with $42.6 million on the revolving term loan. The amortizing term loan requires quarterly principal payments of $1.5 million. The revolving term loan requires semi-annual principal payments of approximately $2.7 million. The maturity dates of the amortizing term loan and revolving term loan are July 1, 2016 and October 1, 2018, respectively, with no outstanding balance expected upon maturity on the amortizing term loan and an expected outstanding balance upon maturity of $3.8 million on the revolving term loan.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan and a revolving term loan of $37.4 million. At September 30, 2013, $6.3 million related to the amortizing term loan was outstanding along with the entire revolving term loan. The amortizing term loan requires quarterly principal payments of $2.4 million. The amortizing term loan matures on May 20, 2014 and the revolving term loan matures on June 1, 2018 with no expected outstanding balances upon maturity on the amortizing term loan or the revolving term loan.

The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term loan as well as a revolving line of credit of up to $5.0 million. At September 30, 2013, $15.8 million related to the amortizing term loan was outstanding, $12.2 million on the revolving term loan, along with $4.7 million on the revolving line of credit. The amortizing term loan requires monthly principal payments of approximately $0.2 million. The amortizing term loan and the revolving term loan mature on July 1, 2016 with expected outstanding balances upon maturity of $8.2 million and $12.2 million, respectively, and the revolving line of credit matures on November 26, 2013. We expect to extend or refinance the revolving credit facility prior to maturity.

The Green Plains Otter Tail loan is comprised of a $30.3 million amortizing term loan and a $4.7 million revolver. At September 30, 2013, $19.2 million related to the term loan and the entire revolver were outstanding. The amortizing term loan requires monthly principal payments of approximately $0.4 million. The amortizing term loan matures on September 1, 2018 with an expected outstanding balance of $4.8 million and the revolver matures on November 18, 2013. We expect to extend or refinance the revolver prior to maturity.

The Green Plains Shenandoah loan is comprised of a $17.0 million revolving term loan. At September 30, 2013,  $16.0 million on the revolving term loan was outstanding. The revolving term loan matures on March 1, 2018 with an expected outstanding balance upon maturity of $7.0 million.

The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term loan. At September 30,  2013, $11.1 million related to the amortizing term loan was outstanding, along with the entire revolving term loan. The amortizing term loan requires quarterly principal payments of $1.4 million. The amortizing term loan matures on July 20, 2015 and the revolving term loan matures on July 1, 2017 with an expected outstanding balance upon maturity of $1.5 million on the amortizing term loan and no expected outstanding balance upon maturity on the revolving term loan.

Each term loan, except for the Green Plains Holdings II and Green Plains Otter Tail agreements, has a provision that requires us to make annual special payments ranging from 65% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations. With certain exceptions, the revolving term loans within this segment are generally available for advances throughout the life of the commitment with interest-only payments due each month until the final maturity date.

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

Green Plains Bluffton issued a $22.0 million Subordinate Solid Waste Disposal Facility Revenue Bond with the city of Bluffton, Indiana, of which $15.8 million remained outstanding at September 30, 2013. The revenue bond requires: semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019; and a final principal and interest payment of $3.745 million on September 1, 2019. The revenue bond bears interest at 7.50% per annum.

Green Plains Otter Tail also issued $19.2 million in senior notes under New Market Tax Credits financing of which $19.1 million remained outstanding at September 30, 2013. The notes bear interest at a rate equal to the prime rate (as defined) plus 1.5%, but not less than 4.0%, payable monthly, and require monthly principal payments of approximately $0.3 million beginning in September 2014. The notes mature on September 1, 2018 with an expected outstanding balance of $4.7 million upon maturity.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured revolving credit facility with various lenders, as amended on August 27, 2013, to provide the agribusiness segment with working capital funding subject to a borrowing base as defined in the facility. The revolving credit facility matures on August 26, 2016.  The revolving credit facility includes total revolving credit commitments of $125.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $75.0 million of new lender commitments upon agent approval. The facility also allows for additional seasonal borrowings up to $50.0 million. The total commitments outstanding under the facility cannot exceed $250.0 million. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment. Advances on the revolving credit facility are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period, or the base rate, plus the respective applicable margin. At September 30, 2013, $38.0 million on the revolving credit facility was outstanding. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment.

Marketing and Distribution Segment

Green Plains Trade has a senior secured asset-based revolving credit facility of up to $130.0 million, subject to a borrowing base value equal to the sum of percentages of eligible receivables and eligible inventories, less certain miscellaneous adjustments. At September 30, 2013, $58.4 million was outstanding on the revolving credit facility. The revolving credit facility expires on April 25, 2016 and bears interest at the lender’s commercial floating rate plus the applicable margin or LIBOR plus the applicable margin. As security for the loan, the lender received a first-position lien on substantially all of the assets of Green Plains Trade, including accounts receivable, inventory and other property and collateral owned by Green Plains Trade.

In June 2013, certain of our subsidiaries executed a New Markets Tax Credits financing transaction. In order to facilitate this financing transaction, we were required to issue promissory notes payable in the amount of $10.0 million and a note receivable in the amount of $8.1 million. The promissory notes payable and note receivable bear interest at 1% per annum, payable quarterly. Beginning in March 2020, the promissory notes and note receivable each require quarterly principal and interest payments of approximately $0.2 million; the Company retains the right to call $8.1 million of the promissory notes in 2020. The promissory notes payable and note receivable mature on September 15, 2031 and will be fully amortized upon maturity. In connection with the New Markets Tax Credits financing transaction, income tax credits were generated for the benefit of the lender. We have guaranteed the lender the face value of these income tax credits over their statutory lives, a period of seven years, in the event that the income tax credits are recaptured or reduced. The value of the income tax credits was anticipated to be $5.0 million at the time of the transaction. We believe the likelihood of recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.

Corporate Activities

On September 20, 2013, we issued $120.0 million of 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes. The 3.25% Notes represent senior, unsecured obligations, with interest payable on April 1 and October 1 of each year. Conversion of the 3.25% Notes may only be settled in shares of common stock unless shareholder approval is received to allow for flexible settlement consisting of, at our election, cash, shares of our common stock, or a combination of cash and shares of our common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding the maturity date. As a result, the 3.25% Notes contain liability and equity components which were bifurcated and accounted for separately. The liability component of the 3.25% Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.21% effective interest rate, which was determined by considering the rate of return investors would require our debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 3.25% Notes, resulting in the initial recognition of $24.5 million as debt discount costs recorded in additional paid-in capital. The carrying amount of the 3.25% Notes will be accreted to the principal amount over the remaining term to maturity and we will record a corresponding amount of non-cash interest expense. Additionally, we incurred debt issuance costs of $5.1 million related to the 3.25% Notes and allocated $4.0 million of debt issuance costs to the liability component of the 3.25% Notes. These costs will be amortized to non-cash interest expense over the five-year term of the 3.25% Notes. Prior to April 1, 2018, the 3.25% Notes will not be convertible unless certain conditions are satisfied. The initial conversion rate is 47.9627 shares of common stock per $1,000 principal amount of 3.25% Notes, which is equal to an initial conversion price of approximately $20.85 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, including the payment of a quarterly cash dividend that exceeds $0.04 per share. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including calling the 3.25% Notes for redemption.

We may redeem for cash all, but not less than all, of the 3.25% Notes at any time on or after October 1, 2016 if the sale price of our common stock equals or exceeds 140% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date we deliver notice of the redemption. The redemption price will equal 100% of the principal amount of the 3.25% Notes, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of a fundamental change, such as a change in control, holders of the 3.25% Notes will have the right, at their option, to require us to repurchase their 3.25% Notes in cash at a price equal to 100% of the principal amount of the 3.25% Notes to be repurchased, plus accrued and unpaid interest. Default with respect to any loan in excess of $10.0 million constitutes an event of default under the 3.25% Notes, which could result in the 3.25% Notes being declared due and payable.

We have $90.0 million of 5.75% Convertible Senior Notes due 2015, or the 5.75% Notes. The 5.75% Notes represent senior, unsecured obligations, with interest payable on May 1 and November 1 of each year. The 5.75% Notes may be converted into shares of our common stock and cash in lieu of fractional shares of the common stock based on a conversion rate equal to 69.9527 shares of the common stock per $1,000 principal amount of 5.75% Notes, which is equal to a conversion price of approximately $14.30 per share. The conversion rate is subject to adjustment upon the occurrence of specified events, including the payment of a cash dividend. The conversion rate was adjusted to reflect the payment of a cash dividend of $0.04 per common share paid on September 26, 2013 to all shareholders of record as of September 5, 2013. We may redeem for cash all, but not less than all, of the 5.75% Notes at any time on or after November 1, 2013, if the last reported sale price of our common stock equals or exceeds 140% of the applicable conversion price for a specified time period, at a redemption price equal to 100% of the principal amount of the 5.75% Notes, plus accrued and unpaid interest. Default with respect to any loan in excess of $10.0 million constitutes an event of default under the 5.75% Notes, which could result in the 5.75% Notes being declared due and payable.

Contractual Obligations

Our contractual obligations as of September 30, 2013 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term and short-term debt obligations (1)	$ 671,667	$ 159,278	$ 284,196	$ 65,587	$ 162,606
Interest and fees on debt obligations (2)	80,990	27,824	36,144	14,608	2,414
Operating lease obligations (3)	57,033	15,716	25,997	12,266	3,054
Deferred tax liabilities	84,414	-	-	-	84,414
Purchase obligations
Forward grain purchase contracts (4)	188,936	188,575	361	-	-
Other commodity purchase contracts (5)	39,253	39,253	-	-	-
Other	450	449	1	-	-
Total contractual obligations	$ 1,122,743	$ 431,095	$ 346,699	$ 92,461	$ 252,488

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we had $647.2 million outstanding in debt as of September 30, 2013, $425.2 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $1.9 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally designated as normal purchases or normal sales contracts and are not recognized until quantities are delivered or utilized in production. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are deferred in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. During the nine months ended September 30, 2013, revenues included net losses of $62.6 million and cost of goods sold included net gains of  $1.8 million from derivative financial instruments. To the extent net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sales has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from September 30, 2013. This analysis includes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	790,000	Gallons	$63,857
Corn	280,000	Bushels	$59,056
Distillers grains	2,240	Tons (2)	$17,747
Natural gas	21,830	MMBTU (3)	$3,986

(1) Assumes production at full capacity.
(2) Distillers grains quantities are stated on an equivalent dried ton basis.
(3) Millions of British Thermal Units.

Corn Oil Production Segment

A sensitivity analysis has been prepared to estimate our corn oil production segment exposure to corn oil price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn oil output for a one-year period from September 30, 2013. This analysis includes the impact of risk management activities that result from our use of fixed-price sale contracts. Market risk at September 30, 2013,  based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $2.2 million.

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

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position, which is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices, is approximately $15.5 million at September 30, 2013. Market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $0.9 million.

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

Additionally, under the provisions of the Energy Independence and Security Act, the EPA has the authority to waive the mandated RFS II requirements in whole or in part. To grant the waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that one of two conditions has been met: (1) there is inadequate domestic renewable fuel supply or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. In the third quarter of 2012, the governors of North Carolina and Arkansas, as well as a number of livestock groups, filed waiver requests with the EPA based on drought conditions. In November 2012, the agency decided not to grant the requested waiver.  In August 2013, the EPA announced that in its forthcoming proposed rule, it will propose adjustments to the 2014 volume requirements, including to both the advanced biofuel and total renewable fuel categories. The EPA stated it expects that in preparing the 2014 proposed rule, it will estimate the available supply of cellulosic and advanced biofuels, assess the E10 blend wall and current infrastructure and market-based limitations for blends above E10, and establish volume requirements that are reasonably attainable. Moreover, the EPA expects to utilize the notice and comment process to fully engage the public in consideration of a reasonable path forward that appropriately addresses the blend wall and other constraints. The EPA further stated it believes the statute provides it with the authority and tools needed to make appropriate adjustments in volume requirements. The proposed rule is by regulation, and is required to be issued no later than November 30, 2013. Our operations could be adversely impacted if the EPA reduces the 2014 mandate levels for conventional biofuels or grants a waiver in the future.

Due to drought conditions in 2012 and claims that blending of ethanol into the motor fuel supply will be constrained by unwillingness of the market to accept greater than ten percent ethanol blends, or the blend wall, legislation aimed at reducing or eliminating the renewable fuel use required by RFS II has been introduced in Congress. On April 10, 2013 the Renewable Fuel Standard Elimination Act was introduced as H.R. 1461. The bill is targeted to repeal the renewable fuel program of the Environmental Protection Agency, or EPA.  Also introduced on April 10, 2013 was the RFS Reform Bill, H.R. 1462, which would prohibit more than ten percent ethanol in gasoline and reduce the RFS II mandated volume of renewable fuel. On May 14, 2013, the Domestic Alternatives Fuels Act of 2013 was introduced in the U.S. House of Representatives as H.R. 1959 to allow ethanol produced from natural gas to be used to meet the RFS II mandate. These bills were assigned to a congressional committee, which will consider them before possibly sending any on to the House or Senate as a whole. We believe RFS II is a significant component of national energy policy that reduces dependence on foreign oil by the United States. Our operations could be adversely impacted if the RFS Reform Bill of 2013, the RFS Elimination Bill of 2013, or other legislation reducing the RFS II mandate is enacted.

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

The accounting for our convertible debt securities could have a material effect on our reported financial results and may restrict our ability to take advantage of future opportunities.

In September 2013, we sold $120.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes. We will be required to pay interest until the 3.25% Notes come due, are called by us or are converted, and the payment of that interest will reduce our net income. Based on terms within the debt instrument, in certain circumstances the 3.25% Notes may be wholly or partially settled in cash. U.S. generally accepted accounting principles require an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as the 3.25% Notes) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the 3.25% Notes was initially valued at the fair value of a similar debt instrument that does not have an associated equity component and is reflected as a liability on our consolidated balance sheet.

The equity component of $24.5 million is included in additional paid-in capital within stockholders’ equity on our consolidated balance sheet, and the value of the equity component was treated as a debt discount.  The debt discount will be amortized to non-cash interest expense over the term of the 3.25% Notes. Accordingly, we will report lower net income in our financial results, which could adversely affect our future financial results, the trading price of our common stock and the trading price of the 3.25% Notes.

We are currently required to include the number of shares of our common stock into which the 3.25% Notes are convertible in our calculation of earnings per share on an if-converted basis. We may seek shareholder approval for a flexible conversion option that would allow us to pay, upon the conversion of these notes, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If approved, the flexible conversion option may change the way the 3.25% Notes affect our earnings per share calculation. Approval of a flexible conversion option may allow us to include the 3.25% Notes in our earnings per share calculation using the treasury stock method. Under this method, the shares issuable upon conversion of the 3.25% Notes would not be included in the calculation of diluted earnings per share unless the conversion value of the 3.25% Notes exceeds their principal amount. The number of shares included in the calculation of diluted earnings per share would be equal to the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess, in shares. We cannot guarantee that we will seek shareholder approval, that shareholders will approve or that, if approved, the flexible conversion option would result in the accounting treatment described above. In addition, the treasury stock method may result in lower diluted earnings per share depending upon our earnings levels and stock prices.

The 3.25% Notes may be converted, under the conditions and at the premium specified in those notes, into shares of our common stock and, if the flexible conversion option is approved, into the cash equivalent of shares of our common stock. If converted into shares, the 3.25% Notes will result in the dilution of our shareholders. If converted into cash, the 3.25% Notes will require the payment of significant additional amounts above the initial principal. The repayment of principal and payment of the conversion premium, if either or both are settled in cash, could require the use of a substantial amount of our cash, and if such cash is not available, we may be required to enter into alternate financing arrangements at terms that may or may not be desirable. The obligations we incurred by issuing the 3.25% Notes may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities, which may reduce or impair our ability to acquire new businesses or invest in our existing businesses.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares upon the vesting of restricted stock grants to satisfy payroll tax withholding obligations. No restricted stock vested during the third quarter of 2013 and therefore no shares were surrendered.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description of Exhibit

4.1

Indenture relating to the 3.25% Convertible Senior Notes due 2018, dated as of September 20, 2013, between Green Plains Renewable Energy, Inc. and Wilmington Trust, National Association, including the form of Global Note attached as Exhibit A thereto (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed September 20, 2013)

10.1

Seventh Amendment dated August 26, 2013 to the Credit Agreement, as amended, dated July 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein

10.2

Sixth Amendment dated August 26, 2013 to the Credit Agreement, as amended, dated July 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein

10.3

Third Amendment dated August 27, 2013 to Credit Agreement, as amended, dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc., BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement

10.4	Amendment dated October 15, 2013 to the Master Loan Agreement, as amended, dated September 28, 2011 by and among Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA
10.5	Amendment dated October 24, 2013 to the Master Loan Agreement, as amended, dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from Green Plains Renewable Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 31, 2013	GREEN PLAINS RENEWABLE ENERGY, INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: October 31, 2013	By: /s/ Jerry L. Peters _ Jerry L. Peters Chief Financial Officer (Principal Financial Officer)