Form 10-K/A
period 2012-12-31
Green Plains Renewable Energy, Inc.
filed 2013-11-13
CIK 1309402

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

Large accelerated filer ☐.      Accelerated filer ☒.      Non-accelerated filer ☐      Smaller reporting company ☐

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

As of October 31, 2013, there were 30,477,300 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Form 10-K filed by the Company for the fiscal year ended December 31, 2012, which was originally filed on February 15, 2013 (the “Original 10-K”). The purpose of this Amendment is to file a revised report from our auditors to include the city and state in which their report was issued and revise Part IV, Item 15 accordingly. Exhibits that were filed with the Original 10-K (see Exhibit Index as part of Item 15) are incorporated by reference in this Amendment. We have also filed new, modified Exhibits 31.3, 31.4, 32.3 and 32.4, as required.

Except as set forth above, the Original 10-K is not amended, updated, or otherwise modified. This Amendment does not reflect events occurring after February 15, 2013, the date of the Original 10-K, or modify or update those disclosures that may have been affected by subsequent events.

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
*10.17

Employment Agreement dated March 4, 2011 by and between the Company and Carl S. (Steve) Bleyl (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed March 8, 2011)

10.18(a)

Master Loan Agreement dated June 13, 2011 by and among Green Plains Obion LLC and Farm Credit Services of Mid-America, FLCA (Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, filed August 3, 2011)

10.18(b)

Amendment to the Master Loan Agreement, dated October 24, 2012, by and among Green Plains Obion LLC, Farm Credit Services of Mid-America, FLCA and Farm Credit Services of Mid-America, PCA (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, filed November 1, 2012)

10.18(c)

Real Estate Deed of Trust dated January 18, 2007 by and among Ethanol Grain Processors, LLC (n/k/a Green Plains Obion LLC) , Farm Credit Services of Mid-America, FLCA and Farm Credit Services of Mid-America, PCA (Incorporated by reference to Exhibit 10.18(c) of the Company’s Annual Report on Form 10-K filed February 15, 2013)

10.19(a)

Master Loan Agreement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q, filed August 3, 2011)

10.19(b)

Amendment dated December 21, 2012 to the Master Loan Agreement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.19(b) of the Company’s Annual Report on Form 10-K filed February 15, 2013)

10.19(c)

Term Loan Supplement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q, filed August 3, 2011)

10.19(d)

Revolving Term Loan Supplement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q, filed August 3, 2011)

10.20

Stock Repurchase Agreement between Greenstar North America Holdings Inc. and Green Plains Renewable Energy. Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 14, 2011)

10.21(a)

Master Loan Agreement, dated September 28, 2011, by and among Green Plains Shenandoah LLC and  Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed November 1, 2011)

10.21(b)

Amendment to the Master Loan Agreement, dated February 5, 2013, between Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.21(b) of the Company’s Annual Report on Form 10-K filed February 15, 2013)

10.21(c)

Revolving Term Loan Supplement, dated February 5, 2013, by and among Green Plains Shenandoah LLC and  Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.21(c) of the Company’s Annual Report on Form 10-K filed February 15, 2013)

10.21(d)

Multiple Advance Term Loan Supplement, dated September 28, 2011, by and among Green Plains Shenandoah LLC and  Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed November 1, 2011)

(Incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K filed February 15, 2013)
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

21.1	Schedule of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed February 15, 2013)

23.1	Consent of KPMG LLP (Incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K filed February 15, 2013)
31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K filed February 15, 2013)

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K filed February 15, 2013)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed February 15, 2013)

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K filed February 15, 2013)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from Green Plains Renewable Energy, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements and Financial Statement Schedule. (Incorporated by reference to Exhibit 101 of the Company’s Annual Report on Form 10-K filed February 15, 2013)

* Represents management compensatory contracts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS RENEWABLE ENERGY, INC.

(Registrant)

Date:  November 13, 2013

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

(3)Balance at December 31, 2011, includes $12.2 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

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

Covenants

The loan agreements contain affirmative covenants (including financial covenants) and negative covenants including:

•	Maintenance of working capital, including unused portion of revolver, as follows:

o Green Plains Bluffton	$12.0 million
o Green Plains Central City
and Green Plains Ord combined	$10.0 million excluding current maturities of long-term debt.
o Green Plains Holdings II	$20.0 million (increasing periodically until reaching $22.5 million by March 31, 2013)
o Green Plains Obion	$9.0 million
o Green Plains Otter Tail	$8.0 million
o Green Plains Shenandoah	$8.0 million
o Green Plains Superior	$3.0 million

•	Maintenance of net worth as follows:

o Green Plains Holdings II	$80.0 million
o Green Plains Obion	$90.0 million
o Green Plains Shenandoah	$60.0 million
o Green Plains Superior	$23.0 million

•	Maintenance of tangible net worth as follows:

o Green Plains Bluffton	$82.5 million
o Green Plains Otter Tail	$8.0 million

•	Maintenance of tangible owner’s equity as follows:

o Green Plains Bluffton	at least 50%

•	Maintenance of certain annual coverage ratios as follows:

Fixed charge coverage ratios:

o Green Plains Bluffton	1.15 to 1.0
o Green Plains Central City
and Green Plains Ord combined	1.15 to 1.0
o Green Plains Otter Tail	1.15 to 1.0

Debt service coverage ratios:

o Green Plains Holdings II	1.0 to 1.0 increasing to 1.25 to 1.0 in 2013
o Green Plains Obion	1.0 to 1.0 in 2013
o Green Plains Shenandoah	1.0 to 1.0 in 2013
o Green Plains Superior	1.0 to 1.0

•	Annual capital expenditures will be limited as follows:

o Green Plains Bluffton	$2.0 million
o Green Plains Central City	$2.0 million
o Green Plains Holdings II	$5.0 million (increasing to $6.0 million in 2013)
o Green Plains Obion	$2.0 million
o Green Plains Ord	$2.0 million
o Green Plains Otter Tail	$5.0 million (decreasing to $2.0 million in 2014)
o Green Plains Shenandoah	$1.3 million
o Green Plains Superior	$0.6 million

•

Allowable dividends or other annual distributions from each respective subsidiary, subject to certain additional restrictions including compliance with all loan covenants, terms and conditions, are as follows:

o Green Plains Bluffton	Up to 35% of net profit before tax, and up to an additional 15% of net profit before tax, after free cash flow payment is made
o Green Plains Central City
and Green Plains Ord	Up to 35% of net profit before tax, and an unlimited amount may be distributed after free cash flow payment is made, provided maintenance of 70%
tangible owner equity
o Green Plains Obion	Up to 40% of net profit before tax, and unlimited after free cash flow payment is made
o Green Plains Otter Tail	Up to 40% of net profit before tax, and a reasonable amount may be distributed provided maintenance of 40% tangible owner equity
o Green Plains Shenandoah	Up to 40% of net profit before tax and unlimited after free cash flow payment is made
o Green Plains Superior	Up to 40% of net profit before tax and unlimited after free cash flow payment
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