Form 10-K
period 2013-12-31
Green Plains Renewable Energy, Inc.
filed 2014-02-10
CIK 1309402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

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

Large accelerated filer ☐.      Accelerated filer ☒.      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the Company’s voting common stock held by non-affiliates of the registrant as of June 28, 2013 (the last business day of the second quarter), based on the last sale price of the common stock on that date of $13.32, was approximately $344.1 million. For purposes of this calculation, executive officers, directors and holders of 10% or more of the registrant’s common stock are deemed to be affiliates of the registrant.

As of February 6, 2014, there were 30,508,052 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III herein. The Company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the period covered by this report on Form 10-K.

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

The ethanol we produce is fuel grade and is an alcohol produced principally from the starch extracted from corn. Today, ethanol comprises approximately 10% of the U.S. gasoline market and is an economical source of octane and oxygenate for blending into the fuel supply.

Our disciplined risk management strategy is designed to lock in operating margins by forward contracting the primary commodities involved in or derived from ethanol production: corn, natural gas, ethanol, distillers grains and corn oil. We also seek to maintain an environment of continuous operational improvement to increase our efficiency and effectiveness as a low-cost producer of ethanol.

We review our operations within the following four separate operating segments:

•

Ethanol Production.  We are North America’s fourth largest ethanol producer. We operate a total of twelve ethanol plants in Indiana, Iowa, Michigan, Minnesota, Nebraska and Tennessee. We have the capacity to consume approximately 360 million bushels of corn per year and produce over one billion gallons of ethanol and approximately 2.9 million tons of distillers grains annually.

•

Corn Oil Production.  We operate corn oil extraction systems at our ethanol plants, with the capacity to produce approximately 250 million pounds annually. The corn oil systems are designed to extract non-edible corn oil, a value-added product, from the whole stillage immediately prior to production of distillers grains.

•

Agribusiness.  Within our bulk grain business, we have four grain elevators with approximately 8.2 million bushels of total storage capacity and approximately 22.6 million bushels of storage capacity at our ethanol plants. We believe our bulk grain business provides synergies with our ethanol production segment as it supplies a portion of the feedstock for our ethanol plants.

•

Marketing and Distribution.  Our in-house marketing business is responsible for the sale, marketing and distribution of all ethanol, distillers grains and corn oil produced at our ethanol plants. We also market and provide logistical services for ethanol and other commodities for a third-party producer. We purchase and sell ethanol, distillers grains, corn oil, grain, natural gas and other commodities and participate in other merchant trading activities in various markets. Additionally, our wholly-owned subsidiary, BlendStar LLC, operates eight blending or terminaling facilities with approximately 822 million gallons per year, or mmgy, of total throughput capacity in seven south central U.S. states.  To optimize the value of our assets, we utilize a portion of our railcar fleet to transport crude oil for third parties.

In June 2013, we acquired an ethanol plant located in Atkinson, Nebraska with the capacity to produce approximately 50 mmgy. We began operations at the ethanol plant early in the third quarter of 2013. Also, in June 2013, we acquired a grain elevator in Archer, Nebraska. During the third quarter of 2013, we completed construction of additional storage capacity of 2.4 million bushels at our grain elevators and 7.0 million bushels at our ethanol plants. In November 2013, we acquired two ethanol plants, located in Wood River, Nebraska and Fairmont, Minnesota, with combined annual production capacity of approximately 230 mmgy. At the time of acquisition, the ethanol plant in Fairmont was not operational; however, upon completion of certain maintenance and enhancement projects, we began operations at the plant in early January 2014.

In 2013, we began operation of Green Plains Asset Management LLC, or GPAM, a registered commodity trading advisor and wholly-owned subsidiary that uses discretionary trading strategies driven by fundamental research and technical analysis to trade primarily in agricultural and energy commodity markets. GPAM uses the market knowledge derived from our ethanol production, grain merchandising, grain warehousing and fuel terminal businesses under strict risk management limits. GPAM has a team of experienced professionals with years of commodity trading experience and expertise in asset and fund management. GPAM is included in our Marketing and Distribution segment.

We intend to continue to take a disciplined approach in evaluating new opportunities related to potential acquisition of additional ethanol plants by considering whether the plants meet our design, engineering, valuation and geographic criteria. In our marketing and distribution segment, our strategy is to expand our marketing efforts by entering into new or renewal contracts with other ethanol producers and realize additional profit margins by optimizing our commodity logistics. In 2013, we began to implement a plan to realign our agribusiness operations by adding grain storage capacity located at or near our ethanol plants to take advantage of our current infrastructure and enhance our corn origination and trading capabilities. We also intend to pursue opportunities to develop or acquire additional grain elevators, specifically those located near our ethanol plants. We intend to continue to add grain storage capacity with the goal of owning approximately 50 million bushels of total storage capacity by the end of 2015. We believe that owning additional grain handling and storage operations in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. We also own approximately 60% of BioProcess Algae LLC, which was formed to commercialize advanced photo-bioreactor technologies for growing and harvesting algal biomass.

Our Competitive Strengths

We believe we have created an efficient platform with diversified revenues and income streams. Fundamentally, we focus on managing commodity price risks, improving operating efficiencies and optimizing market opportunities. We believe our competitive strengths include:

Disciplined Risk Management.  We believe risk management is a core competency of ours. Our primary focus is to lock in favorable operating margins whenever possible. We do not speculate on general price movements by taking significant unhedged positions on commodities such as corn, ethanol or natural gas. Our comprehensive risk management platform allows us to monitor real-time commodity price risk exposure at each of our plants, and to respond quickly to lock in acceptable margins or to temporarily reduce production levels at our ethanol plants during periods of compressed margins. By using a variety of risk management tools and hedging strategies, including our internally-developed real-time operating margin management system, we believe we are able to maintain a disciplined approach to risk management.

Demonstrated Acquisition and Integration Capabilities.  We have demonstrated the ability to make strategic acquisitions that we believe create synergies within our vertically-integrated platform and enhance our ability to mitigate risks.  Our balance sheet allows us to be selective in that process. Since our inception, we have acquired or developed twelve ethanol plants in addition to upstream grain handling and storage businesses and downstream blending and distribution businesses. We installed corn oil extraction technology at each of our ethanol plants to generate incremental returns from this value-added product. We believe such acquisitions, developments and improvements have been successfully integrated into our business and have enhanced our overall returns.

Focus on Operational Excellence.  All of our plants are staffed by experienced industry personnel. We focus on continuous incremental operational improvements to enhance overall production efficiencies, and we share operational knowledge across our plants. Using real-time production data and control systems, we continually monitor our plants in an effort to optimize performance. We believe our ability to improve operating efficiencies provides an operating cost advantage over most of our competitors. In turn, we believe we are well positioned to increase operating margins for any facilities that we may acquire in the future.

Leading Vertically-Integrated Ethanol Producer.  We believe our operations throughout the ethanol value chain reduce our commodity and operating risks, and increase our pricing visibility and influence in key markets. Combined, we believe our agribusiness,  ethanol production, corn oil production, and marketing and distribution segments provide efficiencies across the ethanol value chain, from grain procurement to blending fuel. Our agribusiness operations help to reduce our supply risk by providing grain handling and storage capabilities.  Using our logistical capabilities and expertise, we market and distribute ethanol, distillers grains, corn oil and other commodity products. Our corn oil systems are designed to extract non-edible corn oil that has multiple industrial uses. Our blending and terminaling facilities allow us to source, store, blend and distribute ethanol and biodiesel across multiple states.

Proven Management Team.  Our senior management team averages approximately 25 years of commodity risk management and related industry experience. We have specific expertise across all aspects of the ethanol supply, production, and distribution chain – from agribusiness, to plant operations and management, to commodity markets and risk management, to ethanol marketing.

Our Business Strategy

We intend to continue our focus on strengthening and diversifying our vertically-integrated platform by implementing or continuing the following growth strategies:

Expand Marketing and Distribution Activities.  We plan to continue expanding our downstream access to customers and seeking opportunities to arbitrage markets with minimal risk allocation.  We currently participate in ethanol logistic, transload and splash blending services and have begun to expand the capacity of these facilities through organic growth. We believe the expansion of our capacity will encourage the distribution of blended fuel and enable us to continue to capitalize on our vertically-integrated platform.

Develop or Acquire Strategically-Located Grain Storage.  We intend to pursue opportunities to develop or acquire additional grain elevators, within the agribusiness segment, at or near our ethanol plants. We also intend to increase the grain storage capacity at our ethanol plants to take advantage of our existing infrastructure. We believe that owning additional grain storage in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. Since all of our plants are located within or near the corn belt where a number of competitors also have ethanol facilities, we believe that owning grain elevators provides us with a competitive advantage in the procurement of corn supplies.

Pursue Consolidation Opportunities within the Ethanol Industry.  We continue to focus on the potential acquisition of additional ethanol plants. In the past several years, we have been approached with opportunities to acquire ethanol plants. We believe those plants were available for a number of reasons including financial distress of a particular facility, a lack of operational expertise or a desire by existing owners to exit their original investment. We take a disciplined approach in evaluating new opportunities by considering whether the plants fit within our design, engineering, financial and geographic criteria and acquired three such ethanol plants during 2013.  We believe that our integrated platform, plant operations experience and disciplined risk management approach give us the ability to generate favorable returns from chosen acquisitions.

Improve Operational Efficiency.  We seek to enhance profitability at each of our plants by improving our production economies through operational improvements. We continually research operational processes that may increase our efficiency by increasing yields, lowering processing cost per gallon and increasing production volumes. Additionally, we employ an extensive production control system at each plant to continuously monitor its performance. We are able to use the plants’ performance data to develop strategies for cost reduction and efficiency that can be applied across our platform.

Invest in Advanced Technology for Growing and Harvesting Algae.  We plan to continue our investment in the BioProcess Algae joint venture, which is focused on the commercialization of advanced photo-bioreactor technologies for the growing and harvesting of algal biomass, which can be used as high-quality feedstocks with a number of high-value applications in human nutrition, pharmaceutical applications, animal feed, chemicals and biofuels. We believe this technology has specific applications for facilities that emit carbon dioxide, including ethanol plants. Algal biomass is currently grown in BioProcess Algae's Grower HarvesterTM reactors co-located with and utilizing waste carbon dioxide from our Shenandoah, Iowa ethanol plant.

Ethanol Industry Overview

The U.S. ethanol industry has grown significantly over the past decade, with annual reported production increasing from 1.8 billion gallons in 2001 to 13.3 billion gallons in 2013, according to the U.S. Energy Information Administration, or EIA. According to Ethanol Producer Magazine, as of December 31, 2013, there were 217 ethanol plants within the United States, capable of producing 15.5 billion gallons of ethanol annually. We believe ethanol, as a proportion of total transportation fuels, will continue to experience consistent, or potentially increasing, demand in the United States due to a continuing focus on reducing reliance on petroleum-based transportation fuels. Contributing factors include high and volatile oil prices, heightened environmental concerns, and energy independence and national security concerns. We believe ethanol’s high octane value, environmental benefits, ability to improve gasoline performance, fuel supply extender capabilities, attractive production economics and favorable government incentives could enable ethanol to comprise an increasingly larger portion of the U.S. fuel supply as more fully described below:

•

Emissions Reduction.  Ethanol demand increased substantially in the 1990’s, when federal law began requiring the use of oxygenates in reformulated gasoline in cities with unhealthy levels of air pollution on a seasonal or year-round basis. These oxygenates included ethanol and MTBE which reduce vehicle emissions when blended with gasoline. Although the federal oxygenate requirement was eliminated in 2006, oxygenated gasoline continues to be used in order to help meet separate federal and state air emission standards. The refining industry has all but abandoned the use of MTBE, making ethanol the primary clean air oxygenate currently used.

•

Octane Enhancer.  Ethanol, with an octane rating of 113, is used to increase the octane value of gasoline with which it is blended, thereby improving engine performance. It is used as an octane enhancer both for producing regular grade gasoline from lower octane blending stocks and for upgrading regular gasoline to premium grades. The domestic gasoline market continues to evolve as refiners are producing more conventional blendstocks for oxygenate blending, or CBOB. According to data gathered by the EIA, CBOB represents approximately 80% of total conventional gasoline sold in 2013. CBOB is an 84 octane sub-grade gasoline, which requires ethanol or other octane sources to meet the minimum octane rating requirements for the U.S. gasoline market. Ethanol has become the primary additive used by refiners to increase octane levels.

•

Fuel Stock Extender.  Ethanol is a valuable blend component that is used by refiners in the United States to extend fuel supplies. According to the EIA, from 2001 to 2013, ethanol as a component of the United States gasoline supply has grown from 1.4% to 10.0%. In 2013 alone, ethanol replaced the need for approximately 317 million barrels of oil in the United States.

•

E15 Blending Waiver.    Through a series of decisions beginning in October 2010, the U.S. Environmental Protection Agency, or EPA, has granted a waiver for the use of up to 15% ethanol blended with gasoline, or E15, in model year 2001 and newer passenger vehicles, including cars, sport utility vehicles, or SUVs, and light pickup trucks. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends. The nation’s first retail E15 ethanol blends were sold in July 2012. As of December 31, 2013, the EPA had reported 79 fuel manufacturers that were registered to sell E15. In January 2014, a major fuel retailer announced that it will begin offering E15 to customers with the objective to have 100 of its U.S. stores offering E15 in 2014.

•

Mandated Use of Renewable Fuels.  The growth in ethanol usage has also been supported by legislative requirements dictating the use of renewable fuels, including ethanol. The Energy Independence and Security Act of 2007 established the Renewable Fuel Standard II, or RFS II, which modified a standard established in previous legislation. RFS II mandated a minimum usage of corn-derived renewable fuels of 12.0 billion gallons in 2010, increasing annually by 600 million gallons to 15.0 billion gallons in 2015. On November 15, 2013, the EPA released its Notice of Proposed Rulemaking for the 2014 Renewable Fuel Standard. The proposal discusses a variety of approaches for setting the 2014 standard and includes a number of production and consumption ranges for key categories of biofuel covered by RFS II.

•

Net Ethanol Exports.    Prior to 2010, the United States had a long history as a net importer of ethanol. According to the U.S. Department of Agriculture, or USDA, Brazil has historically been the world’s lowest cost producer of ethanol. However, the USDA stated that in 2010, the United States became the global low-cost ethanol producer, generating a trade surplus of $556.0 million. According to the EIA, U.S. ethanol exports, net of imports, in 2013 and 2012 were approximately 0.2 million gallons each year.

Our Operating Segments

Ethanol Production Segment

We have the capacity to produce over one billion gallons of ethanol within our ethanol production segment. Our plants use a dry mill process to produce ethanol and co-products such as wet, modified wet or dried distillers grains. Processing at full capacity, our plants consume approximately 360 million bushels of corn and produce approximately 2.9 million tons of distillers grains annually.  We operate all of our ethanol plants through wholly-owned operating subsidiaries. A summary of these plants is outlined below:

Plant	Plant Production Capacity (mmgy)	Initial Operation or Acquisition Date	Technology	Land Owned (acres)	On-Site Corn Storage Capacity (bushels)	On-Site Ethanol Storage Capacity (gallons)
Atkinson, Nebraska	50	June 2013	Delta-T	64	502,000	2,085,000
Bluffton, Indiana (1)	120	Sept. 2008	ICM	420	4,789,000	2,660,000
Central City, Nebraska	100	July 2009	ICM	40	1,400,000	1,835,000
Fairmont, Minnesota (2)	115	Nov. 2013	Delta-T	200	1,459,000	3,124,000
Lakota, Iowa	100	Oct. 2010	ICM/Lurgi	93	2,532,000	2,500,000
Obion, Tennessee (1)(3)	120	Nov. 2008	ICM	230	2,422,000	2,660,000
Ord, Nebraska	55	July 2009	ICM	170	1,393,000	1,500,000
Otter Tail, Minnesota	60	Mar. 2011	Delta-T	114	2,504,000	2,000,000
Riga, Michigan	60	Oct. 2010	Delta-T	138	2,321,000	1,240,000
Shenandoah, Iowa (1)	65	Aug. 2007	ICM	123	636,000	1,500,000
Superior, Iowa (1)	60	July 2008	Delta-T	238	1,500,000	1,230,000
Wood River, Nebraska	115	Nov. 2013	Delta-T	114	1,204,000	3,124,000
(1)	These plants were constructed by the Company.
(2)	The Fairmont, Minnesota plant began operations in January 2014.
(3)	Land at Obion, Tennessee plant is leased with a purchase option.

Six of the twelve plants we own are what we believe to be industry-leading ethanol processing technology developed by ICM, Inc. The remaining six plants are Delta-T technology, which is also a quality processing technology in the ethanol industry. Our years of combined experience with building, acquiring and operating these technologies provides us with a deep understanding of how to effectively and efficiently manage both systems for maximum performance.

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

Our corn supply is obtained primarily from local markets. To utilize synergies between our agribusiness and ethanol production segments, corn is procured by our agribusiness segment and subsequently provided to our ethanol production segment. We utilize cash and forward purchase contracts with grain producers and elevators for the physical delivery of corn to our plants. At seven of our ethanol plants, we maintain direct relationships with local farmers, grain elevators and cooperatives, which serve as our primary sources of grain feedstock. Most farmers in the areas where these plants are located store their corn in their own storage facilities, which allows us to purchase much of the corn needed to supply our plants directly from farmers throughout the year. At five of our ethanol plants, we have contracted with third-party grain originators to supply all corn required for ethanol production. These contracts terminate between September 2015 and November 2023. Each of our plants is also situated on rail lines or has other logistical solutions to access corn supplies from other regions of the country if local corn supplies are insufficient.

Corn is received at the plant by truck or rail, which is then weighed and unloaded in a receiving building. Storage bins are utilized to inventory grain, which is passed through a scalper to remove rocks and debris prior to processing. Thereafter, the corn is transported to a hammer mill where it is ground into coarse flour and conveyed into a slurry tank for enzymatic processing. Water, heat and enzymes are added to convert the complex starch molecules into simpler carbohydrates. The slurry is heated to reduce the potential of microbial contamination and pumped to a liquefaction tank where additional enzymes are added. Next, the grain slurry is pumped into fermenters, where yeast, enzymes, and nutrients are added, to begin a batch fermentation process. A beer column, within the distillation system, separates the alcohol from the spent grain mash. Alcohol is then transported through a rectifier column, a side stripper and a molecular sieve system where it is dehydrated to 200 proof alcohol. The 200 proof alcohol is either pumped to a holding tank and blended with approximately two percent denaturant (usually natural gasoline) as it is pumped into finished product storage tanks or is marketed as undenatured ethanol.

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

Corn Oil Production Segment

We operate corn oil extraction systems at our ethanol plants. The corn oil systems are designed to extract non-edible corn oil from the thin stillage evaporation process immediately prior to production of distillers grains.  Corn oil is produced by processing syrup and evaporated thin stillage, through a decanter style centrifuge or a disk stack style centrifuge. Corn oil has a lower density than water or solids which make up the syrup. The centrifuges separate the relatively light oil from the heavier components of the syrup, eliminating the need for significant retention time. De-oiled syrup is returned to the process for blending into wet, modified, or dry distillers grains. Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides.

Agribusiness Segment

We own and operate grain elevators in Archer, Nebraska; Essex, Iowa; Hopkins, Missouri and St. Edward, Nebraska, with combined grain storage capacity of approximately 8.2 million bushels.  Our ethanol plants have approximately 22.6 million bushels of total  storage capacity. We buy bulk grain, primarily corn and soybeans, from area producers and provide grain drying and storage services to those producers. Our bulk grain business supplies a portion of the feedstock for our ethanol plants. The grain is also sold to grain processing companies and area livestock producers. These bulk grain commodities are readily traded on commodity exchanges and inventory values are affected by market changes and spreads. In an attempt to reduce risk due to market fluctuations from purchase and sale commitments, we enter into exchange-traded futures and options contracts designed to serve as economic hedges. We believe our agribusiness operations increase our operational efficiency, reduce commodity price and supply risks, and diversify our revenue streams.

Seasonality is present within our agribusiness operations. The fall harvest period generally results in higher revenues and stronger financial results for this segment during the fourth quarter.

Marketing and Distribution Segment

We have an in-house marketing business responsible for the sale, marketing and distribution of all ethanol, distillers grains and corn oil produced at our ethanol plants. We also market and provide logistical services for ethanol and other commodities for a  third-party ethanol producer. We purchase and sell ethanol, distillers grains, corn oil, grain, natural gas and other commodities in various markets. Additionally, we operate eight blending or terminaling facilities, with approximately 822 mmgy of total throughput capacity, allowing us to source, store, blend and distribute biodiesel and ethanol, including our production and that of other producers, across multiple states.

Marketing

We market our ethanol and that of a third-party producer to many different customers on a local, regional and national basis. In addition, we purchase ethanol from other independent producers to realize price arbitrages that may exist. To achieve the best prices for the ethanol that we market, we sell into local, regional and national markets under sales agreements with integrated energy companies, jobbers, retailers, traders and resellers. Under these agreements, ethanol is priced under fixed and indexed pricing arrangements. Deliveries to the majority of the local markets, within 150 miles of the plants, are generally transported by truck, and deliveries to more distant markets are shipped by rail using major U.S. rail carriers. We produce ethanol that conforms to domestic and certain international specifications; accordingly, our ethanol is also sold to buyers for export to Brazil, Canada, Europe and other international markets.

The market for distillers grains generally consists of local markets for wet, modified wet and dried distillers grains, and national and international markets for dried distillers grains. If our plants operate at full capacity and all of our distillers grains were marketed in the form of dried distillers grains, we expect that our ethanol plants would produce approximately 2.9 million tons of distillers grains annually. In addition, the market can be segmented by geographic region and livestock industry. The bulk of the current demand is for deliveries to geographic regions without significant local corn or distillers grains production. Our market strategy includes shipping a substantial amount of distillers grains as dried distillers grains to regional and national markets by barge and rail.

Most of our modified wet distillers grains are sold to midwestern feedlot markets. Our dried distillers grains are generally shipped to feedlot and poultry markets, as well as to Texas and west coast rail markets. Some of our distillers grains are shipped by truck to dairy, beef, and poultry operations in the eastern United States. Also, at certain times of the year, we transport product to the Mississippi River to be loaded on barges. We also ship by railcars into Eastern and Southeastern feed mill, poultry and dairy operations, as well as to domestic trade companies. We also sell dried distillers grains to exporters for shipment to international markets. The largest distillers grains export markets in 2013 included China, Mexico, Canada and Japan.  Access to diversified markets allows us to sell product to customers that are offering the highest net price.

Our corn oil is primarily sold to biodiesel manufactures and, to a lesser extent, feed lot and poultry markets. We generally transport our corn oil by truck to locations in a close proximity to our ethanol plants, primarily in the southeastern and midwestern regions of the United States.

Transportation and Delivery

To meet the challenge of marketing ethanol and distillers grains to diverse market segments, our plants generally have access to rail lines, with several having extensive rail siding capable of handling more than 150 railcars on-site. At certain of our locations, we have large loop tracks which enable loading of unit trains of both ethanol and dried distillers grains, as well as spurs connecting the site’s rail loop to the railroad mainline or spurs that allow movement and storage of railcars on-site. These rail lines allow us to sell our products to various regional and national markets. The rail providers for our ethanol plants can switch cars to most of the other major railroads, allowing the plants to ship ethanol and distillers grains throughout the United States. Our railcar fleet is comprised of approximately 2,168 leased tank cars for the transportation of ethanol and approximately 896 leased hopper cars for the transportation of distillers grains. The lease contract terms range from approximately two years to ten years. We seek to optimize the utilization of our rail assets, including potential use for transportation of products other than ethanol and distillers grains, depending on market opportunities. To optimize the value of our assets, we began utilizing a portion of our railcar fleet to transport crude oil for third parties and to lease railcars to other users.

Ethanol Blending and Distribution

We own and operate biofuel holding tanks and terminals, and provide terminaling, splash blending and logistics solutions through our wholly-owned subsidiary, BlendStar LLC, to markets that currently do not have efficient access to renewable fuels. BlendStar operates blending and terminaling facilities at two owned and six leased locations on approximately 28 acres in seven states with a combined total storage capacity of approximately 7.6 million gallons and throughput capacity of approximately 822 mmgy. The BlendStar facilities are summarized below:

	Storage Capacity	Throughput Capacity
Facility Location	(gallons)	(mmgy)
Birmingham, Alabama - Unit Train Terminal	6,720,000	300
Birmingham, Alabama - Other	120,000	72
Little Rock, Arkansas	30,000	36
Louisville, Kentucky	60,000	30
Bossier City, Louisiana	180,000	60
Collins, Mississippi	180,000	180
Oklahoma City, Oklahoma	150,000	84
Nashville, Tennessee	160,000	60

Risk Management and Hedging Activities

The profitability of our operations and our industry are highly dependent on commodity prices, especially prices for ethanol, distillers grains,  corn oil, corn and natural gas. Because market price fluctuations among these commodities are not always correlated, at times ethanol production may be unprofitable.

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

In June 2011, we acquired a grain elevator located in Hopkins, Missouri. The grain elevator is located approximately 45 miles from our Shenandoah, Iowa ethanol plant and is included in our agribusiness segment.

In July 2011, we acquired the 49% interest in BlendStar LLC that we did not previously own.  BlendStar, whose operations are included in our marketing and distribution segment, provides ethanol transload and splash blending services.

In January 2012, we acquired a grain elevator located in St. Edward, Nebraska. The grain elevator is located approximately 40 miles from our Central City, Nebraska ethanol plant and is included in our agribusiness segment.

In December 2012, we sold 12 grain elevators located in northwestern Iowa and western Tennessee. The sale of assets, previously included in our agribusiness segment, consisted of approximately 32.6 million bushels of grain storage capacity and all of our agronomy and retail petroleum operations.

In June 2013, we acquired an ethanol plant located in Atkinson, Nebraska. The plant, which is part of our ethanol production segment, has production capacity of approximately 50 mmgy, adding to our ethanol and distillers grains production. Corn oil extraction technology was installed at the plant late in the fourth quarter of 2013. Also, in June 2013, we acquired a grain elevator in Archer, Nebraska, which is included in our agribusiness segment.

In November 2013, we acquired two ethanol plants, located in Wood River, Nebraska and Fairmont, Minnesota. The plants, which are part of our ethanol production segment, have combined production capacity of 230 mmgy, adding to our ethanol, distillers grains and corn oil production. The Fairmont, Minnesota plant, which was not operational at the time of its acquisition, began operations in January 2014.

BioProcess Algae Joint Venture

Our BioProcess Algae joint venture is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities. Through multiple stages of expansion, BioProcess Algae has constructed a five-acre algae farm next to our Shenandoah, Iowa ethanol plant and has been operating its Grower Harvesters™ bioreactors since January 2011. The joint venture is currently focused on verification of growth rates, energy balances, capital requirements and operating expenses of the technology, which are considered to be some of the key steps to commercialization.

BioProcess Algae announced on April 22, 2013, that it had been selected to receive a grant of up to $6.4 million from the U.S. Department of Energy, or DOE, as part of a pilot-scale biorefinery project related to production of hydrocarbon fuels meeting military specification. The project will use renewable carbon dioxide, lignocellulosic sugars and waste heat through BioProcess Algae’s Grower Harvester™ technology platform. The objective of the project is to demonstrate technologies to cost-effectively convert biomass into advanced drop-in biofuels. BioProcess Algae is required to contribute a minimum of 50% matching funds for the project.

BioProcess Algae intends to expand the algae farm with the construction of additional Grower Harvester™ bioreactors and a new processing facility in coordination with the requirements of the DOE grant. When construction is completed, expected annual capacity is expected be 350 to 400 tons of dry wholesale algae. We increased our ownership of BioProcess Algae to approximately 60% during the first quarter of 2014. However, we still do not possess the requisite control of this investment to consolidate it.

If we and the other BioProcess Algae members determine that the joint venture can achieve the desired economic performance, a larger build-out will be considered, possibly as large as 200 to 400 acres of Grower Harvester™ reactors. Such a build-out may be completed in stages and could take up to two years to complete. Funding for such a project would come from a variety of sources, including current partners, new equity investors, debt financing or a combination thereof.

Our Competition

Domestic Ethanol Competitors

We compete with numerous other ethanol producers located throughout the United States. In 2013, the three largest ethanol producers in North America were Archer-Daniels-Midland Company, POET, LLC and Valero Energy Corporation. We believe that our principal competitors’ expected managed annual production capacity and ethanol marketed ranges between approximately 300 mmgy and approximately 1,800 mmgy. Based on production capacity as reported by Ethanol Producer Magazine, we believe we are the fourth largest ethanol producer in North America. According to Ethanol Producer Magazine, as of December 31, 2013, there were 217 ethanol-producing plants within the United States, capable of producing 15.5 billion gallons of ethanol annually. The industry typically does not operate at 100% of capacity with historical rates of annual production to available plant capacity averaging in the high 80 percent to the low 90 percent range.

Competition for corn supply from other ethanol plants and other corn consumers exists in all areas and regions in which our plants operate. According to Ethanol Producer Magazine, as of December 31, 2013, the states of Iowa, Indiana, Michigan, Minnesota, Nebraska and Tennessee had a total of 113 operational ethanol plants. The state of Iowa had 42 operational ethanol plants concentrated, for the most part, in the northern and central regions of the state where a majority of the corn is produced. The state of Nebraska had 25 operational ethanol plants.

Foreign Ethanol Competitors

We also face competition from foreign producers of ethanol and such competition may increase significantly in the future. Large international companies have developed, or are developing, increased foreign ethanol production capacities. Brazil is the world’s second largest ethanol producer. Brazil’s ethanol production is sugarcane based, as opposed to corn based.

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

Regulatory Matters

Government Ethanol Programs and Policies

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

The Energy Independence and Security Act of 2007, or EISA, established RFS II, which modified a renewable fuel standard established in previous legislation. EISA increased the volume of renewable fuel required to be blended into transportation fuel and mandated a minimum usage of corn-derived renewable fuels of 12.0 billion gallons in 2010, increasing annually by 600 million gallons to 15.0 billion gallons in 2015.  EISA delegated to the EPA the authority to assign the mandated volumes of renewable fuels to be blended into transportation fuel to individual fuel blenders. RFS II, has been, and we expect will continue to be, a driving factor in the growth of ethanol usage. On April 10, 2013 the Renewable Fuel Standard Elimination Act was introduced as H.R. 1461to target the repeal of RFS II. Also introduced on April 10, 2013 was the RFS Reform Bill, H.R. 1462, which would prohibit more than ten percent ethanol in gasoline and reduce the RFS II mandated volume of renewable fuel. On May 14, 2013, the Domestic Alternatives Fuels Act of 2013 was introduced in the U.S. House of Representatives as H.R. 1959 to allow ethanol produced from natural gas to be used to meet the RFS II mandate. These bills were assigned to congressional committees, which will consider them before possibly sending any legislation on to the House or Senate as a whole.

Under the provisions of EISA, the EPA has the authority to waive the mandated RFS II requirements in whole or in part. To grant the waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that one of two conditions has been met: (1) there is inadequate domestic renewable fuel supply or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. In the third quarter of 2012, several waiver requests were filed with the EPA based on drought conditions, which were subsequently denied by the EPA.

The RFS II mandate increased to 14.4 billion gallons of corn-derived renewable fuel for 2014, 600 million gallons over the mandated volume in 2013, and increases to 15.0 billion gallons for 2015. On November 15, 2013, the EPA released its Notice of Proposed Rulemaking for the 2014 Renewable Fuel Standard. The proposal discusses a variety of approaches for setting the 2014 standards, and includes a number of production and consumption ranges for key categories of biofuel covered by RFS II. The proposal seeks comment on a range of total renewable fuel volumes for 2014 and proposes a level within that range of 15.2 billion gallons, including approximately 13.0 billion gallons of corn-derived renewable fuel. The proposal addresses two constraints of RFS II: (1) limitations in the volume of ethanol that can be consumed in gasoline given practical constraints on the supply of higher ethanol blends to the vehicles that can use them and (2) limitations in the ability of the industry to produce sufficient volumes of qualifying renewable fuel. Our operations could be adversely impacted if the EPA reduces the 2014 mandate levels for conventional biofuels or grants a waiver in the future.

To measure compliance with RFS II, renewable identification numbers, or RINs, are generated and are attached to renewable fuels, such as the ethanol we produce, and detached when the renewable fuel is blended into the transportation fuel supply. Detached RINs may be retired by obligated parties to demonstrate compliance with RFS II or may be separately traded in the market. The market price of detached RINs may affect the price of ethanol in certain U.S. markets as obligated parties may factor these costs into their purchasing decisions. Moreover, at certain price levels for various types of RINs, it becomes more economical to import foreign sugar cane ethanol. If changes to RFS II result in significant changes in the price of various types of RINs, it could negatively affect the price of ethanol, and our operations could be adversely impacted.

To further drive growth in the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. Through a series of decisions beginning in October 2010, the EPA granted a waiver for the use of E15 in model year 2001 and newer passenger vehicles, including cars, SUVs and light pickup trucks. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends. The nation’s first retail E15 ethanol blends were sold in July 2012. As of December 31, 2013,  the EPA has reported 79 fuel manufacturers that were registered to sell E15. In January 2014, a major fuel retailer announced that it will begin offering E15 to customers with the objective to have 100 of its U.S. stores offering E15 in 2014.

The Clean Air Act requires use of oxygenated gasoline in areas where winter time carbon monoxide levels exceed federal air quality standards. Without oxygenated gasoline, carbon monoxide emissions from gasoline-fueled vehicles tend to increase in cold weather. Winter-oxygenated gasoline programs are implemented by the individual states.

Changes in corporate average fuel economy standards, or CAFE, have also benefited the ethanol industry by encouraging use of E85 fuel products. CAFE provides an effective 54% efficiency bonus to flexible-fuel vehicles running on E85. Though E85 is not in widespread use today, auto manufacturers may find it attractive to build more flexible-fuel trucks and sport utility vehicles that are otherwise unlikely to meet CAFE standards.

The Master Limited Partnership Parity Act was introduced on April 24, 2013 in the U.S. House of Representatives as H.R. 1696 to extend the publicly traded partnership ownership structure to renewable energy projects. The legislation would provide a more level financing system and tax burden for renewable energy and fossil energy projects.

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

The Domestic Alternative Fuels Act of 2012 was introduced on January 18, 2012 in the U.S. House of Representatives and was re-introduced on March 15, 2013 as H.R. 1214 to provide liability protection for claims based on the sale or use of certain fuels and fuel additives. Passage of this bill would provide liability protection to consumers in the event they unintentionally put any transportation fuel into their motor vehicle for which such fuel has not been approved. Some automobile manufacturers have publicly stated that the use of fuels not approved in their owners’ manuals (such as E15) is considered misfueling and any resulting damage would not be covered by their warranties. The American Fuel Protection Act of 2013 was introduced on June 5, 2013 in the U.S. House of Representatives to make the United States exclusively liable for certain claims of liability for damages resulting from, or aggravated by, the inclusion of ethanol in transportation fuel.

Environmental and Other Regulation

Our ethanol production and agribusiness activities are subject to environmental and other regulations. We obtain environmental permits to construct and operate our ethanol plants.

Ethanol production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. In February 2010, the EPA released its final regulations on the RFS II.  We believe these final regulations grandfather our plants at their current operating capacity, though expansion of our plants will need to meet a  threshold of a 20% reduction in greenhouse gas, or GHG emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS II mandate. In order to expand capacity at our plants, we may be required to obtain additional permits, install advanced technology, or reduce drying of certain amounts of distillers grains.

Separately, the California Air Resources Board, or CARB, has adopted a Low Carbon Fuel Standard, or LCFS, requiring a 10% reduction in average carbon intensity of gasoline and diesel transportation fuels from 2010 to 2020.  After a series of rulings that temporarily prevented CARB from enforcing these regulations, the State of California Office of Administrative Law approved the LCFS on November 26, 2012, and revised LCFS regulations took effect in January 2013. An Indirect Land Use Change, or ILUC, component is included in this lifecycle GHG emissions calculation which may have an adverse impact on the market for corn-based ethanol in California.

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

Employees

As of December 31, 2013, we had approximately 710 full-time, part-time and temporary or seasonal employees. At that date, we employed 102 people, including 44 employees of our subsidiary, Green Plains Trade Group LLC, at our corporate office in Omaha, 23 employees at our agribusiness operations, 9  employees at other locations in our marketing and distribution segment, and the remainder at our ethanol plants.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, are available free of charge on our website at www.gpreinc.com as soon as reasonably practicable after we file or furnish such information electronically with the SEC. Also available on our website in our corporate governance section are the charters of our audit, compensation, and nominating committees, and a copy of our code of conduct and ethics that applies to our directors, officers and other employees, including our Chief Executive Officer and all senior financial officers. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

Item 1A.  Risk Factors.

We operate in an evolving industry that presents numerous risks. Many of these risks are beyond our control and are driven by factors that often cannot be predicted. Investors should carefully consider the risk factors set forth below, as well as the other information appearing in this report, before making any investment in our securities. If any of the risks described below or in the documents incorporated by reference in this report actually occur, our financial results, financial condition or market price of our common stock could be materially adversely affected. These risk factors should be considered in conjunction with the other information included in this report.

Risks relating to our business and industry

Our results of operations and ability to operate at a profit is largely dependent on managing the spread among the prices of corn, natural gas, ethanol,  distillers grains and corn oil, the prices of which are subject to significant volatility and uncertainty.

The results of our ethanol production business are highly impacted by commodity prices, including the spread between the cost of corn and natural gas that we must purchase, and the price of ethanol, distillers grains and corn oil that we sell. Prices and supplies are subject to and determined by market forces over which we have no control, such as weather, domestic and global demand, shortages, export prices, and various governmental policies in the United States and around the world. As a result of price volatility for these commodities, our operating results may fluctuate substantially. Increases in corn or natural gas prices or decreases in ethanol, distillers grains and corn oil prices may make it unprofitable to operate our plants. No assurance can be given that we will be able to purchase corn and natural gas at, or near, current prices and that we will be able to sell ethanol, distillers grains and corn oil at, or near, current prices. Consequently, our results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol, distillers grains and corn oil.

We continuously monitor the profitability of our ethanol plants with a variety of risk management tools, including our internally-developed real-time operating margin management system. In recent years, the spread between ethanol and corn prices has fluctuated widely and narrowed significantly. Fluctuations are likely to continue to occur. A sustained narrow spread or any further reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect our results of operations and financial position. Further, combined revenues from sales of ethanol, distillers grains and corn oil could decline below our marginal cost of production, which could cause us to reduce or suspend production at some or all of our plants. A decrease in production volumes could adversely impact our overall profitability.

Our risk management strategies, including hedging transactions, may be ineffective and may expose us to decreased liquidity.

In an attempt to partially offset the effects of volatility of ethanol, distillers grains, corn oil, corn and natural gas prices, we enter into forward contracts to sell a portion of our respective ethanol, distillers grains and corn oil production or to purchase a portion of our respective corn or natural gas requirements. We also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas, ethanol and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to physically receive or deliver the commodities involved. Hedging arrangements also expose us to the risk of financial loss in situations where the counterparty to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the price of the commodity underlying the hedging agreement and the actual prices paid or received by us for the physical commodity bought or sold. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled in the same time frame as the physical commodity is either expensed as a cost of goods sold (corn and natural gas) or recognized as revenue (ethanol, distillers grains and corn oil). Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol, distillers grains and corn oil. We also vary the amount of hedging or other risk mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. We cannot assure you that our risk management and hedging activities will be effective in offsetting the effects of volatility. If we fail to offset such volatility, our results of operations and financial position may be adversely affected.

The use of derivative financial instruments frequently involves cash deposits with brokers, or margin calls.  Sudden changes in commodity prices may require additional cash deposits immediately.  Depending on our open derivative positions, we may require additional liquidity with little advance notice to meet margin calls. As part of our risk management strategy, we have routinely had to, and in the future will likely be required to, cover margin calls. While we continuously monitor our exposure to margin calls, we cannot guarantee you that we will be able to maintain adequate liquidity to cover margin calls in the future.

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

Ethanol.  Our revenues are dependent on market prices for ethanol. These market prices can be volatile as a result of a number of factors, including, but not limited to, the availability and price of competing fuels, the overall supply and demand for ethanol and corn, the price of gasoline and corn, and government policies.

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

Due to industry increases in U.S. dry mill ethanol production, the production of distillers grains in the United States has increased dramatically, and this trend may continue. This may cause distillers grains prices to fall in the United States, unless demand increases or other market sources are found. Since 2010, approximately 25% of distillers grains produced in the U.S. have been exported; China has been the largest importer. To date, demand for distillers grains in the United States has increased roughly in proportion to supply. We believe this is because U.S. farmers use distillers grains as a feedstock, and distillers grains are slightly less expensive than corn, for which it is a substitute. However, if prices for distillers grains in the United States fall, it may have an adverse effect on our business. In 2013, China rejected approximately 2,000 tons of distillers grains due to the presence of unapproved genetically modified organisms. If shipments to China are rejected or delayed, the market for distillers grains would be negatively impacted, which would have a negative impact on our profitability.

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

The loan agreements governing secured debt financing at our subsidiaries, the 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes, and the 5.75% Convertible Senior Notes due 2015, or the 5.75% Notes, contain a number of restrictive affirmative and negative covenants. These covenants limit the ability of our subsidiaries to, among other things, incur additional indebtedness, make capital expenditures above certain limits, pay dividends or distributions, merge or consolidate, or dispose of substantially all of their assets.

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

In the past, we have received waivers from our lenders for failure to meet certain financial covenants and have amended our subsidiary loan agreements to change these covenants. No assurance can be given that, if we are unable to comply with these covenants in the future, we will be able to obtain the necessary waivers or amend our subsidiary loan agreements to prevent a default. Default by us or any of our subsidiaries with respect to any loan in excess of $10.0 million constitutes an event of default under the 3.25% Notes and the 5.75% Notes, which could result in the convertible senior notes being declared due and payable.

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

The domestic market for ethanol is significantly impacted by federal mandates for blending ethanol with gasoline. The RFS II mandate level for conventional biofuels for 2013 of 13.8 billion gallons approximated current domestic production levels. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS II mandate. Any significant increase in production capacity beyond the RFS II mandated level may have an adverse impact on ethanol prices.

Due primarily to drought conditions in 2012 and claims that blending of ethanol into the motor fuel supply will be constrained by unwillingness of the market to accept greater than ten percent ethanol blends, or the blend wall, legislation aimed at reducing or eliminating the renewable fuel use required by RFS II has been introduced in Congress. On April 10, 2013 the Renewable Fuel Standard Elimination Act was introduced as H.R. 1461. The bill is targeted to repeal RFS II. Also introduced on April 10, 2013 was the RFS Reform Bill, H.R. 1462, which would prohibit more than ten percent ethanol in gasoline and reduce the RFS II mandated volume of renewable fuel. On May 14, 2013, the Domestic Alternatives Fuels Act of 2013 was introduced in the U.S. House of Representatives as H.R. 1959 to allow ethanol produced from natural gas to be used to meet the RFS II mandate. These bills were assigned to a congressional committee, which will consider them before possibly sending any on to the House or Senate as a whole.  We believe RFS II is a significant component of national energy policy that reduces dependence on foreign oil by the United States. Our operations could be adversely impacted if the RFS Reform Bill of 2013, the RFS Elimination Bill of 2013, or other legislation reducing the RFS II mandate is enacted.

Additionally, under the provisions of EISA, the EPA has the authority to waive the mandated RFS II requirements in whole or in part. To grant the waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that one of two conditions has been met: (1) there is inadequate domestic renewable fuel supply or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. In the third quarter of 2012, the governors of North Carolina and Arkansas, as well as a number of livestock groups, filed waiver requests with the EPA based on drought conditions. In November 2012, the agency denied the requested waiver.

On November 15, 2013, the EPA released its Notice of Proposed Rulemaking for the 2014 Renewable Fuel Standard. The proposal discusses a variety of approaches for setting the 2014 standards, and includes a number of production and consumption ranges for key categories of biofuel covered by RFS II. The proposal seeks comment on a range of total renewable fuel volumes for 2014 and proposes a level within that range of 15.2 billion gallons,  including approximately 13.0 billion gallons of corn-derived renewable fuel. The proposal addresses two constraints of RFS II: (1) limitations in the volume of ethanol that can be consumed in gasoline given practical constraints on the supply of higher ethanol blends to the vehicles that can use them and (2) limitations in the ability of the industry to produce sufficient volumes of qualifying renewable fuel. Our operations could be adversely impacted if the EPA reduces the 2014 mandate levels for conventional biofuels or grants a waiver in the future.

To measure compliance with RFS II,  renewable identification numbers, or RINs, are generated and are attached to renewable fuels, such as the ethanol we produce, and detached when the renewable fuel is blended into the transportation fuel supply. Detached RINs may be retired by obligated parties to demonstrate compliance with RFS II or may be separately traded in the market. The market price of detached RINs may affect the price of ethanol in certain U.S. markets as obligated parties may factor these costs into their purchasing decisions. Moreover, at certain price levels for various types of RINs, it becomes more economical to import foreign sugar cane ethanol. If changes to RFS II result in significant changes in the price of various types of RINs, it could negatively affect the price of ethanol, and our operations could be adversely impacted.

Federal law mandates the use of oxygenated gasoline in the winter in areas that do not meet Clean Air Act standards for carbon monoxide. If these mandates are repealed, the market for domestic ethanol could be diminished. Additionally, flexible-fuel vehicles receive preferential treatment in meeting corporate average fuel economy standards, or CAFE. However, high blend ethanol fuels such as E85 result in lower fuel efficiencies. Absent the CAFE preferences, it may be unlikely that auto manufacturers would build flexible-fuel vehicles. Any change in these CAFE preferences could reduce the growth of E85 markets and result in lower ethanol prices, which could adversely impact our operating results.

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

Ethanol production from corn has not been without controversy. Although many trade groups, academics and governmental agencies have supported ethanol as a fuel additive that promotes a cleaner environment,  others have criticized ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels and potentially depleting water resources. Some studies have suggested that corn-based ethanol is less efficient than ethanol produced from switchgrass or wheat grain and that it negatively impacts consumers by causing prices for dairy, meat and other foodstuffs from livestock that consume corn to increase. Additionally, ethanol critics contend that corn supplies are redirected from international food markets to domestic fuel markets. If negative views of corn-based ethanol production gain acceptance, support for existing measures promoting use and domestic production of corn-based ethanol could decline, leading to reduction or repeal of federal mandates, which would adversely affect the demand for ethanol. These views could also negatively impact public perception of the ethanol industry and acceptance of ethanol as an alternative fuel.

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

Part of our business is regulated by environmental laws and regulations governing the labeling, use, storage, discharge and disposal of hazardous materials. Because we use and handle hazardous substances in our businesses, changes in environmental requirements or an unanticipated significant adverse environmental event could have an adverse effect on our business. While we strive to ensure compliance, we cannot assure you that we have been, or will at all times be, in compliance with all environmental requirements, or that we will not incur material costs or liabilities in connection with these requirements. Private parties, including current and former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us, or contained in its products. We are also exposed to residual risk because some of our facilities and land may have environmental liabilities arising from their prior use. In addition, changes to environmental regulations may require us to modify existing plant and processing facilities and could significantly increase the cost of those operations.

We may be required to pay substantial penalties if we inadvertently trade ethanol with invalid RINs.

In the past, one of our wholly-owned subsidiaries has traded ethanol and associated RINs acquired from third-parties, and may make such trades in the future. If it were to be discovered that we had purchased ethanol and associated RINs that were determined to have invalid ethanol RINs, albeit unknowingly, we could be subject to penalties. If assessed at the maximum amount allowed by law, such penalties could be substantial. However, EPA policy has been to assess very modest penalties for RINs violations prior to 2013. With the industry now on notice of the possibility of invalid RINs, the EPA could assess much higher penalties going forward, and if we were subject to such penalties, it could have an adverse impact on our profitability.

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

Separately, CARB has adopted a LCFS requiring a 10% reduction in average carbon intensity of gasoline and diesel transportation fuels from 2010 to 2020.  After a series of rulings that temporarily prevented CARB from enforcing these regulations, the State of California Office of Administrative Law approved the LCFS on November 26, 2012, and revised LCFS regulations took effect in January 2013. An ILUC component is included in this lifecycle GHG emissions calculation which may have an adverse impact on the market for corn-based ethanol in California.

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

As of December 31, 2013, our total debt was $735.2 million. Our level of debt could have significant consequences to our shareholders, including the following:

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
•

limiting our ability to make business and operational decisions regarding our business and subsidiaries, including, among other things, limiting our subsidiaries’ ability to pay dividends, make capital improvements, sell or purchase assets or engage in transactions deemed appropriate and in our best interest.

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

In September 2013, we sold $120.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes. We will be required to pay interest until the 3.25% Notes come due, are called by us or are converted, and the payment of that interest will reduce our net income. Based on terms within the debt instrument, in certain circumstances the 3.25% Notes may be wholly or partially settled in cash. U.S. generally accepted accounting principles require an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as the 3.25% Notes) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the 3.25% Notes was initially recorded at the fair value of a similar debt instrument that does not have an associated equity component and is reflected as a liability on our consolidated balance sheet. The equity component of $24.5 million is included in additional paid-in capital within stockholders’ equity on our consolidated balance sheet, and the value of the equity component was treated as a debt discount. The debt discount will be amortized to noncash interest expense over the term of the 3.25% Notes. Accordingly, we will report lower net income in our financial results, which could adversely affect our future financial results, the trading price of our common stock and the trading price of the 3.25% Notes.

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

In the United States, we compete with other corn processors and refiners, including Archer-Daniels-Midland Company, POET, LLC and Valero Energy Corporation. Some of our competitors are divisions of larger enterprises and have greater financial resources than we do. Although some of our competitors are larger than we are, there are also many smaller competitors. Farm cooperatives comprised of groups of individual farmers have been able to compete successfully. As of December 31, 2013, the top ten domestic producers accounted for approximately 51% of all production, with production capacities ranging from approximately 300 mmgy to 1,800 mmgy. If our competitors consolidate or otherwise grow and we are unable to similarly increase our size and scope, our business and prospects may be significantly and adversely affected.

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

There is a risk of foreign competition in the ethanol industry. Brazil is currently the second largest ethanol producer in the world. Brazil’s ethanol production is sugarcane based, as opposed to corn based, and, depending on feedstock prices, may be less expensive to produce. Under RFS II, certain parties were obligated to meet an advanced biofuel standard calling for 3.75 billion gallons of biofuels in 2014.  In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for obligated parties to meet this standard. Other foreign producers may be able to produce ethanol at lower input costs, including costs of feedstock, facilities and personnel, than we can.

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

We have majority ownership in a joint venture that is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities. We do not possess requisite control of this investment to consolidate it. The algae produced have the potential to be used for high-quality feedstocks for human nutrition, pharmaceutical applications, animal feed and biofuels, but our current primary focus is on efficiently growing and developing primary markets for algae on a large scale. We believe this technology has specific applications with facilities that emit carbon dioxide, including ethanol plants. However, we may fail to realize the expected benefits of capturing carbon dioxide to grow and harvest algae as acceptable production rates, operating costs, capital requirements and product market prices may not be achieved.

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

Distillers grains is a co-product from the fermentation of various crops, including corn, to produce ethanol. Antibiotics may be utilized during the fermentation process to control bacterial contamination; therefore antibiotics may be present in small quantities in distillers grains marketed as animal feed. The U.S. Food and Drug Administration’s, or FDA’s, Center for

Veterinary Medicine has expressed concern about potential animal and human health hazards from the use of distillers grains as an animal feed due to the possibility of antibiotic residues. As a result, the market value of this co-product could be diminished if the FDA were to introduce regulations that limit the sale of distillers grains in the domestic market or for export to international markets, which in turn would have a negative impact on our profitability. If public perception of distillers grains as an acceptable animal feed were to change or if the public became concerned about the impact of distillers grains in the food supply, the market for distillers grains would be negatively impacted, which would have a negative impact on our profitability. Also, China, a significant global purchaser of distillers grains, may reject shipments of distillers grains due to the presence of unapproved genetically-modified organisms. If shipments to China are rejected or delayed, the market for distillers grains could be negatively impacted, which could have a negative impact on our profitability.

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

We have established our own marketing, transportation and storage infrastructure. We lease tanker railcars and have contracted with storage terminals near our customers and at strategic locations for efficient delivery of our finished ethanol product. We have also hired a marketing and sales force, as well as logistical and other operational personnel to staff our distribution activities. The marketing, sales, distribution, transportation, storage or administrative efforts we have implemented may not achieve expected results. Any failure to successfully execute these efforts would have a material adverse effect on our results of operations and financial position. Our financial results also may be adversely affected by our need to establish inventory in storage locations to fulfill our marketing and distribution contracts.

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

We have acquired insurance that we believe to be adequate to prevent loss from material foreseeable risks. However, events occur for which no insurance is available or for which insurance is not available on terms that are acceptable to us. Loss from such an event, such as, but not limited to war, riot, terrorism or other risks, may not be insured and such a loss may have a material adverse effect on our operations, cash flows and financial position.

Our Obion, Tennessee plant is located within a recognized seismic zone as are certain of our blending facilities. The design of the Obion facility has been modified to fortify it to meet structural requirements for that region of the country. We have also obtained additional insurance coverage specific to earthquake risk for this plant and the blending facilities. However, there is no assurance that any such facility would remain in operation if a seismic event were to occur.

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

Ethanol Production Segment

As detailed in our discussion of the ethanol production segment, we own a total of 1,944 acres of land at and in areas surrounding our ethanol plants with a combined annual plant production capacity of over one billion gallons. We believe that the property owned and leased at the sites of our ethanol plants will be adequate to accommodate our current needs, as well as potential expansion, at those sites.

Agribusiness Segment

We own approximately 7.4 acres of land at our grain elevator in Archer, Nebraska, with grain storage capacity of approximately 1.2 million bushels. We own approximately 11 acres of land at our grain elevator in Essex, Iowa, with grain storage capacity of approximately 2.8 million bushels. We also own approximately 5.1 acres of land in Hopkins, Missouri with licensed grain storage capacity of approximately 2.0 million bushels. We own approximately 9.3 acres of land in St. Edward, Nebraska with grain storage capacity of approximately 2.2 million bushels. We believe that the property owned will be adequate to accommodate our current needs, as well as potential expansion, at those sites.

Marketing and Distribution Segment

Our ethanol, distillers grains and corn oil marketing operations are primarily located at our corporate office, which is discussed above. We also lease office space in McKinney, Texas and Des Moines, Iowa for these operations. BlendStar owns nine acres and leases approximately 19 acres of land at eight locations in seven south central U.S. states, as disclosed in Item 1 – Business, for its blending and terminaling operations. We believe that the property owned and leased at the locations will be adequate to accommodate our current needs, as well as potential expansion.

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

Year Ended December 31, 2013	High	Low
Three months ended December 31, 2013 (1)	$20.00	$13.78
Three months ended September 30, 2013	18.40	13.37
Three months ended June 30, 2013	16.54	10.32
Three months ended March 31, 2013	12.40	7.51

Year Ended December 31, 2012	High	Low
Three months ended December 31, 2012	$8.42	$5.59
Three months ended September 30, 2012	6.50	3.57
Three months ended June 30, 2012	10.95	6.13
Three months ended March 31, 2012	12.00	9.60
(1) The closing price of our common stock on December 31, 2013 was $19.38.

Holders of Record

As of December 31, 2013, as reported to us by our transfer agent, there were 2,528 holders of record of our common stock, not including beneficial holders whose shares are held in names other than their own. This figure does not include approximately 24.3 million shares held in depository trusts.

Dividend Policy

On August 22, 2013, we announced that our Board of Directors approved the initiation of a quarterly cash dividend. Cash dividends of $0.04 per common share were paid in September 2013 and December 2013. We anticipate declaring a cash dividend in future quarters on a regular basis; however, future declarations of dividends are subject to Board approval and may be adjusted as our liquidity, business needs or market conditions change. The payment of dividends may also effectively be limited by covenants in our subsidiaries’ loan agreements.

Issuer Purchases of Equity Securities

Employees generally surrender shares upon the vesting of restricted stock grants to satisfy payroll tax withholding obligations. The following table sets forth the shares that were surrendered by month during the fourth quarter of 2013.

Month	Total Number of Shares Withheld	Average Price Paid per Share
October	-	$-
November	2,354	15.20
December	-	-
Total	2,354	$15.20

Recent Sales of Unregistered Securities

As consideration for the acquisition of the Lakota and Riga ethanol plants in October 2010, the Company issued warrants for 700,000 shares of its common stock at a price of $14.00 per share that were exercisable until October 22, 2013. The warrants to purchase common stock were issued to accredited, sophisticated investors pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. On October 22, 2013, 270,060 warrants were exercised at a price of $14.00 per share and 429,940 warrants expired unexercised.

Equity Compensation Plans

Refer to Part III, Item 12, contained herein, for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph

The following line-graph compares our cumulative stockholder return on an indexed basis with the NASDAQ Composite Index (IXIC) and the NASDAQ Clean Edge Green Energy Index (CELS) for the years ended December 31, 2009, 2010, 2011, 2012 and 2013. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31,  2008, and that all dividends were reinvested.

	12/08	12/09	12/10	12/11	12/12	12/13
Green Plains Renewable Energy, Inc.	$100.00	$808.15	$611.96	$530.43	$429.89	$1,058.33
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Clean Edge Green Energy	100.00	151.84	161.95	98.90	101.45	189.16

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

Item 6.  Selected Financial Data.

The following selected financial data have been derived from our consolidated financial statements. The statement of operations data for the years ended December 31, 2013, 2012 and 2011, and the balance sheet data as of December 31, 2013 and 2012 are derived from and should be read in conjunction with our audited consolidated financial statements, including accompanying notes, included elsewhere in this report. The statement of operations data for the years ended December 31, 2010 and 2009, and the balance sheet data as of December 31, 2011, December 31, 2010 and December 31, 2009 were derived from our audited consolidated financial statements not included in this report, which also contain a description of a number of matters that materially affect the comparability of the periods presented. The data should be read together with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report. The financial information below is not necessarily indicative of results to be expected for any future period. Future results could differ materially from historical results due to many factors, including those discussed in Item 1A – Risk Factors of this report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
(in thousands, except per share information)
Revenues	$3,041,011	$3,476,870	$3,553,712	$2,133,922	$1,305,793
Cost of goods sold	2,867,991	3,380,099	3,381,480	1,981,396	1,221,745
Gross profit	173,020	96,771	172,232	152,526	84,048
Selling, general and administrative expenses	(65,169)	(79,019)	(73,219)	(60,475)	(44,923)
Gain on disposal of assets (1)	-	47,133	-	-	-
Operating income	107,851	64,885	99,013	92,051	39,125
Total other expense	(35,570)	(39,729)	(37,114)	(26,000)	(18,880)
Net income	43,391	11,763	38,213	48,162	20,154
Net income attributable to Green Plains	43,391	11,779	38,418	48,012	19,790

Earnings (loss) per share attributable to Green
Plains:
Basic	$1.44	$0.39	$1.09	$1.55	$0.79
Diluted	$1.26	$0.39	$1.01	$1.51	$0.79

Other Data:
EBITDA (unaudited and in thousands) (2)	$156,640	$115,505	$148,620	$129,550	$67,707

	December 31,
Balance Sheet Data (in thousands):	2013	2012	2011	2010	2009
Cash and cash equivalents	$272,027	$254,289	$174,988	$233,205	$89,779
Current assets	633,305	568,035	576,420	606,686	252,446
Total assets	1,532,045	1,349,734	1,420,828	1,397,779	878,081
Current liabilities	409,197	432,384	360,965	342,503	174,332
Long-term debt	480,746	362,549	493,407	527,900	388,573
Total liabilities	986,687	859,232	915,471	900,137	567,373
Stockholders' equity	545,358	490,502	505,357	497,642	310,708

(1)  In December 2012, we sold 12 grain elevators located in northwestern Iowa and western Tennessee consisting of approximately 32.6 million bushels of grain storage capacity and all of our agronomy and retail petroleum operations.

(2) Management uses earnings before interest, income taxes, depreciation and amortization, or EBITDA, to compare the financial performance of our business segments and to internally manage those segments. Management believes that EBITDA provides useful information to investors as a measure of comparison with peer and other companies. EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles. EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA may not be comparable with a similarly titled measure of another company. The following sets forth the reconciliation of net income to EBITDA for the periods indicated (in thousands):

	Year Ended December 31,
	2013		2012		2011		2010		2009

Net income	$43,391	-	$11,763	-	$38,213	-	$48,162	-	$20,154
Interest expense	33,357		37,521		36,645		26,144		18,827
Income tax expense	28,890		13,393		23,686		17,889		91
Depreciation and amortization	51,002		52,828		50,076		37,355		28,635
EBITDA	$156,640		$115,505		$148,620		$129,550		$67,707

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

Overview

We are a leading, vertically-integrated producer, marketer and distributer of ethanol. We focus on generating stable operating margins through our diversified business segments and our risk management strategy. We believe that owning and operating assets throughout the ethanol value chain enables us to mitigate changes in commodity prices and differentiates us from companies focused only on ethanol production. Today, we have operations throughout the ethanol value chain, beginning upstream with our grain handling and storage operations, continuing through our ethanol, distillers grains and corn oil production operations, and ending downstream with our ethanol marketing, distribution and blending facilities.

In March 2011, we acquired an ethanol plant and certain other assets near Fergus Falls, Minnesota. The plant has production capacity of approximately 60 mmgy, adding to our ethanol, distillers grains and corn oil production and is part of our ethanol production segment.

In June 2011, we acquired a grain elevator located in Hopkins, Missouri. The grain elevator is included in our agribusiness segment.

In July 2011, we acquired the 49% interest in BlendStar LLC that we did not previously own. BlendStar, whose operations are included in our marketing and distribution segment, provides ethanol transload and splash blending services.

In January 2012, we acquired a grain elevator located in St. Edward, Nebraska. The grain elevator is included in our agribusiness segment.

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

In June 2013, we acquired an ethanol plant located in Atkinson, Nebraska. The plant, which is part of our ethanol production segment, has production capacity of approximately 50 mmgy, adding to our ethanol and distillers grains production. Corn oil extraction technology was installed at the plant in the fourth quarter of 2013. Also, in June 2013, we acquired a grain elevator in Archer, Nebraska, which is included in our agribusiness segment.

In November 2013, we acquired two ethanol plants located in Wood River, Nebraska and Fairmont, Minnesota. The plants, which are part of our ethanol production segment, have combined production capacity of 230 mmgy, adding to our ethanol, distillers grains and corn oil production. The Fairmont, Minnesota plant, which was not operational at the time of its acquisition, began operations in January 2014.

Our management reviews our operations in four separate operating segments:

•

Ethanol Production.  We are North America’s fourth largest ethanol producer. We operate twelve ethanol plants in Indiana, Iowa, Michigan, Minnesota, Nebraska and Tennessee. We have the capacity to consume approximately 360 million bushels of corn per year and produce over one billion gallons of ethanol and approximately 2.9 million tons of distillers grains annually.

•

Corn Oil Production.  We operate corn oil extraction systems at our ethanol plants, with the capacity to produce approximately 250 million pounds annually. The corn oil systems are designed to extract non-edible corn oil, a value-added product, from the whole stillage immediately prior to production of distillers grains. Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides.

•

Agribusiness.  Within our bulk grain business, we have four grain elevators with approximately 8.2 million bushels of total storage capacity. Our ethanol plants have approximately 22.6 million bushels of storage capacity. We believe our bulk grain business provides synergies with our ethanol production segment as it supplies a portion of the feedstock for our ethanol plants.

•

Marketing and Distribution.  Our in-house marketing business is responsible for the sale, marketing and distribution of all ethanol, distillers grains and corn oil produced at our ethanol plants. We also market and provide logistical services for ethanol and other commodities for a third-party producer. We purchase and sell ethanol, distillers grains, corn oil, grain, natural gas and other commodities and participate in other merchant trading activities in various markets. Additionally, our wholly-owned subsidiary, BlendStar LLC, operates eight blending or terminaling facilities with approximately 822 million gallons per year, or mmgy, of total throughput capacity in seven south central U.S. states. To optimize the value of our assets, we utilize a portion of our railcar fleet to transport crude oil for third parties.

We intend to continue to take a disciplined approach in evaluating new opportunities related to potential acquisition of additional ethanol plants by considering whether the plants meet our design, engineering, valuation and geographic criteria. In our marketing and distribution segment, our strategy is to expand our marketing efforts by entering into new or renewal contracts with other ethanol producers and realize additional profit margins by optimizing our commodity logistics. In 2013, we began to implement a plan to realign our agribusiness operations by adding grain storage capacity located at or near our ethanol plants to take advantage of our current infrastructure and enhance our corn origination and trading capabilities. We intend to continue to add grain storage capacity with the goal of owning approximately 50 million bushels of total storage capacity by the end of 2015. We also intend to pursue opportunities to develop or acquire additional grain elevators, specifically those located near our ethanol plants. We believe that owning additional grain handling and storage operations in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. We have majority ownership in a joint venture that is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities.

In 2013, we began operation of Green Plains Asset Management LLC, or GPAM, a registered commodity trading advisor and wholly-owned subsidiary that uses discretionary trading strategies driven by fundamental research and technical analysis to trade primarily in agricultural and energy commodity markets. GPAM uses the market knowledge derived from our ethanol production, grain merchandising, grain warehousing and fuel terminal businesses under strict risk management limits. GPAM has a team of experienced professionals with years of commodity trading experience and expertise in asset and fund management. GPAM is included in our Marketing and Distribution segment.

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

In 2013, U.S. ethanol production was 13.3 billion gallons compared with production of 13.2 billion gallons in 2012 and 13.8 billion gallons mandated by RFS II for 2013. As a result of the U.S. ethanol industry rationalizing production, inventory stocks reached a low of 628 million gallons at the end of October 2013, the lowest level since October 2010. Domestic inventory stocks were 654 million gallons at December 31, 2013. Lower production, stocks and corn prices have had a positive effect on ethanol margins in 2013, especially in the fourth quarter, which were significantly better than 2012. A combination of factors resulted in compressed ethanol margins in 2012, including the expiration of the volumetric ethanol excise tax credit on December 31, 2011, which encouraged increased production and caused ethanol stocks to exceed normal levels at the end of 2011, and drought conditions in the Midwestern region of the United States that caused corn prices to trade at all-time highs. Also, during 2012, sugarcane ethanol imported from Brazil, which totaled approximately 530 million gallons, was one of the most economical means for certain parties to comply with an RFS II requirement to blend, in the aggregate, 2.0 billion gallons of advanced biofuels in 2012. Effective May 1, 2013, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil to 25 percent (from 20 percent) which has reduced ethanol exports from Brazil into the U.S. In 2013, ethanol imports were 0.4 billion gallons and ethanol exports were 0.6 billion gallons. We believe that U.S. ethanol production levels will continue to adjust to supply and demand factors for ethanol and corn.

There may be periods of time that, due to the variability of commodity prices and compressed margins, we reduce or cease ethanol production operations at certain of our ethanol plants. In 2012, we reduced production volumes at several of our ethanol plants in direct response to unfavorable operating margins, and have continued our production during 2013 at approximately 94% of our total daily average capacity. In the fourth quarter of 2013, we increased production volumes to approximately 100% of our total daily average capacity. The reduced production rates increase ethanol yields and optimize cash flow in lower margin environments.

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

Legislation.  Federal and state governments have enacted numerous policies and incentives to encourage the usage of domestically-produced alternative fuels. RFS II has been, and we expect will continue to be, a driving factor in the growth of ethanol usage. Due to drought conditions in 2012 and claims that blending of ethanol into the motor fuel supply will be constrained by unwillingness of the market to accept greater than ten percent ethanol blends, or the blend wall, legislation, as described in Item 1. Business, aimed at reducing or eliminating the renewable fuel use required by RFS II has been introduced into congress.

To further drive the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. Through a series of decisions beginning in October 2010, the EPA has granted a waiver for the use of E15 in model year 2001 and newer passenger vehicles, including cars, sport utility vehicles, and light pickup trucks. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends. On June 24, 2013 the U.S. Supreme Court declined to hear an appeal from the American Petroleum Institute and other organizations challenging the EPA’s decision to permit the sale of E15. According to the EPA, as of December 31, 2013, 79 fuel manufacturers were registered to sell E15. In January 2014, a major fuel retailer announced that it will begin offering E15 to customers with the objective to have 100 of its U.S. stores offering E15 in 2014.

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

The Master Limited Partnership Parity Act was introduced on April 24, 2013 in the U.S. House of Representatives as H.R. 1696 to extend the publicly traded partnership ownership structure to renewable energy projects. The legislation would provide a more level financing system and tax burden for renewable energy and fossil energy projects.

Industry Fundamentals.  The ethanol industry is supported by a number of market fundamentals that drive its long-term outlook and extend beyond the short-term margin environment. Following the EPA’s approval, the industry is working to broadly introduce E15 into the retail fuel market. The RFS II mandate increased to 14.4 billion gallons of corn-derived renewable fuel for 2014, 600 million gallons over the mandated volume in 2013, and continues to increase through 2015. On November 15, 2013, the EPA released its Notice of Proposed Rulemaking for the 2014 Renewable Fuel Standard. The proposal discusses a variety of approaches for setting the 2014 standards, and includes a number of production and consumption ranges for key categories of biofuel covered by the RFS program. The proposal seeks comment on a range of total renewable fuel volumes for 2014 and proposes a level within that range of 15.2 billion gallons, including 13.0 billion gallons of corn-derived renewable fuel. The proposal addresses two constraints of RFS II: (1) limitations in the volume of ethanol that can be consumed in gasoline given practical constraints on the supply of higher ethanol blends to the vehicles that can use them and (2) limitations in the ability of the industry to produce sufficient volumes of qualifying renewable fuel.

The domestic gasoline market continues to evolve as refiners are producing more CBOB, a sub-grade (84 octane) gasoline, which requires ethanol or other octane sources to meet the minimum octane rating requirements for the U.S. gasoline market. The demand for ethanol is also affected by the overall demand for transportation fuel, which peaked in 2007 and has been declining steadily since then. Currently, according to the EIA, total gasoline demand in the U.S. is approximately 135 billion gallons annually. Demand for transportation fuel is affected by the number of miles traveled by consumers and the fuel economy of vehicles. Market acceptance of E15 may partially offset the effects of this decrease. Consumer acceptance of E15 and E85 (85% ethanol blended) fuels and flex-fuel vehicles is needed before ethanol can achieve any significant growth in market share. In addition, ethanol export markets, although affected by competition from other ethanol exporters, mainly from Brazil, are expected to remain active in 2014. Overall, the industry is producing below the mandated levels but ethanol prices have remained at a discount to gasoline, providing blenders and refiners with an economic incentive to blend.

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

BioProcess Algae intends to expand the algae farm with the construction of additional Grower Harvester™ bioreactors and a new processing facility, pending coordination with the U.S. Department of Energy. When construction is completed, expected annual capacity is expected be 350 to 400 tons of dry wholesale algae. We increased our ownership of BioProcess Algae to approximately 60% during the first quarter of 2014. However, we still do not possess the requisite control of this investment to consolidate it.

If we and the other BioProcess Algae members determine that the joint venture can achieve the desired economic performance, a larger build-out will be considered, possibly as large as 200 to 400 acres of Grower Harvester™ reactors at the Shenandoah, Iowa site. Such a build-out may be completed in stages and could take up to two years to complete. Funding for such a project would come from a variety of sources including current partners, new equity investors, debt financing or a combination thereof.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on our ethanol production facilities, grain storage facilities, railroad tracks, computer equipment and software, office furniture and equipment, vehicles, and other fixed assets has been provided on the straight-line method over the estimated useful lives of the assets, which currently range from 3 to 40 years.

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

Our goodwill consists of amounts relating to certain acquisitions within our ethanol production and marketing and distribution segments. We review goodwill at an individual plant or subsidiary level for impairment at least annually, as of October 1, or more frequently whenever events or changes in circumstances indicate that impairment may have occurred. We assess the qualitative factors of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. Under the first step, we compare the estimated fair value of the reporting unit with its carrying value (including goodwill). If the estimated fair value of the reporting unit is less than its carrying value, we complete a second step to determine the amount of the goodwill impairment that we should record. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill. We compare the resulting implied fair value of the goodwill to the carrying amount and record an impairment charge for the difference.

The reviews of long-lived assets and goodwill require making estimates regarding amount and timing of projected cash flows to be generated by an asset or asset group over an extended period of time. Management judgment regarding the existence of circumstances that indicate impairment is based on numerous potential factors including, but not limited to, a decline in our future projected cash flows, a decision to suspend operations at a plant for an extended period of time, a sustained decline in our market capitalization, a sustained decline in market prices for similar assets or businesses, or a significant adverse change in legal or regulatory factors or the business climate. Significant management judgment is required in determining the fair value of our long-lived assets and goodwill to measure impairment, including projections of future cash flows. Fair value is determined through various valuation techniques including discounted cash flow models, sales of comparable properties and third-party independent appraisals, as considered necessary. Changes in estimates of fair value could result in a write-down of the asset in a future period. Given the current economic and regulatory environment and uncertainties regarding the impact on our business, there are no assurances that our estimates and assumptions will prove to be an accurate prediction of the future.

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

Certain qualifying derivatives within our ethanol production segment are designed as cash flow and fair value hedges. Prior to entering into cash flow and fair value hedges, we evaluate the derivative instrument to ascertain its effectiveness. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. These derivative financial instruments are recognized in other current assets or liabilities at fair value.

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

Components of Revenues and Expenses

Revenues.  In our ethanol production segment, our revenues are derived primarily from the sale of ethanol and distillers grains, which is a co-product of the ethanol production process. In our corn oil production segment, our revenues are derived from the sale of corn oil, which is extracted from the whole stillage process immediately prior to the production of distillers grains. In our agribusiness segment, the sale of grain is our primary source of revenue. In our marketing and distribution segment, the sale of ethanol, distillers grains and corn oil that we market for our ethanol plants, the sale of ethanol we market for a third-party ethanol plant and the sale of other commodities purchased in the open market represent our primary sources of revenue. Revenues also include net gains or losses from derivatives related to products sold.

Cost of Goods Sold.    Cost of goods sold in our ethanol production and corn oil production segments includes costs for direct labor, materials and certain plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of our ethanol plants. Plant overhead costs primarily consist of plant utilities, plant depreciation and outbound freight charges. Our cost of goods sold in these segments is mainly affected by the cost of corn, natural gas, purchased distillers grains and transportation. Within our corn oil segment, we compensate the ethanol plants for the value of distillers grains displaced during the production process. In the ethanol production segment, corn is our most significant raw material cost. We purchase natural gas to power steam generation in our ethanol production process and to dry our distillers grains. Natural gas represents our second largest cost in this business segment. Cost of goods sold also includes net gains or losses from derivatives related to commodities purchased.

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

Results of Operations –

Comparability

The following summarizes various events that affect the comparability of our operating results for the past three years:

•	March 2011Otter Tail ethanol plant was acquired
•	June 2011Hopkins, Missouri grain elevator was acquired
•	July 2011Remaining 49% noncontrolling interests in BlendStar were acquired
•	January 2012St. Edward, Nebraska grain elevator was acquired
•	December 2012Twelve grain elevators located in northwestern Iowa and western Tennessee and all agronomy and retail petroleum operations were sold

•	June 2013Atkinson ethanol plant was acquired
•	June 2013Archer, Nebraska grain elevator was acquired
•	November 2013Fairmont and Wood River ethanol plants were acquired

The year ended December 31, 2012 includes a full year of operations at our grain elevators in Hopkins, Missouri and St. Edwards, Nebraska as well as a full year of operations with BlendStar as a wholly-owned subsidiary. Also, the year ended December 31, 2012 only included eleven months of operations at our Tennessee and Iowa agribusiness operations that were divested in December 2012. The year ended December 31, 2013 includes approximately seven months of operations at our Atkinson plant and a little more than five weeks of operations at our Wood River plant. Our Fairmont plant, which was not operational at the time of its acquisition, began production in early January 2014.

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

The table below reflects selected operating segment financial information for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues:
Ethanol production:
Revenues from external customers	$116,272	$200,443	$128,780
Intersegment revenues	1,934,770	1,708,800	2,005,141
Total segment revenues	2,051,042	1,909,243	2,133,921
Corn oil production:
Revenues from external customers	-	529	1,466
Intersegment revenues	69,163	57,315	43,391
Total segment revenues	69,163	57,844	44,857
Agribusiness:
Revenues from external customers	51,883	408,622	358,968
Intersegment revenues	761,835	176,062	195,172
Total segment revenues	813,718	584,684	554,140
Marketing and distribution:
Revenues from external customers	2,872,856	2,867,276	3,064,498
Intersegment revenues	21,790	355	467
Total segment revenues	2,894,646	2,867,631	3,064,965
Revenues including intersegment activity	5,828,569	5,419,402	5,797,883
Intersegment eliminations	(2,787,558)	(1,942,532)	(2,244,171)
Revenues as reported	$3,041,011	$3,476,870	$3,553,712

Gross profit (loss):
Ethanol production	$79,109	$(4,895)	$87,010
Corn oil production	36,615	32,388	27,067
Agribusiness	6,258	35,973	34,749
Marketing and distribution	57,671	32,362	23,112
Intersegment eliminations	(6,633)	943	294
	$173,020	$96,771	$172,232
Operating income (loss):
Ethanol production	$63,012	$(20,393)	$73,242
Corn oil production	36,569	32,140	26,999
Agribusiness	3,324	60,030	11,721
Marketing and distribution	40,971	17,290	9,475
Intersegment eliminations	(6,588)	977	334
Corporate activities	(29,437)	(25,159)	(22,758)
	$107,851	$64,885	$99,013

The table below shows total assets for our operating segments as of the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012
Total assets:
Ethanol production	$911,315	$831,939
Corn oil production	28,569	27,751
Agribusiness	165,570	179,930
Marketing and distribution	258,361	184,541
Corporate assets	175,210	150,797
Intersegment eliminations	(6,980)	(25,224)
	$1,532,045	$1,349,734

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Consolidated Results

Consolidated revenues decreased by $435.9 million in 2013 compared to 2012 primarily as a result of lower grain and agronomy sales and lower ethanol volumes partially offset by higher average prices realized for ethanol and distillers grains. The decline in grain and agronomy sales resulted from the sale of certain grain elevators and agronomy assets during the fourth quarter of 2012. Gross profit increased by $76.2 million compared to 2012 primarily as a result of significantly improved margins for ethanol, additional profits realized from merchant trading and logistics activities, and the deployment of railcars for crude oil transportation, offset partially by a decrease in grain and agronomy margins. Operating income increased by  $43.0 million in 2013 compared to 2012 as a result of the factors discussed above, partially offset by a $47.1 million gain on the sale of certain agribusiness assets in December 2012. Selling, general and administrative expenses were $13.9 million lower in 2013 compared to 2012 due most significantly to the grain elevator sale during the fourth quarter of 2012. Interest expense decreased by $4.2 million compared to 2012 due to lower average debt balances. Income tax expense was $28.9 million in 2013 compared to $13.4 million in 2012.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated

	Year Ended December 31,
	2013	2012
Ethanol sold
(thousands of gallons)	734,483	677,082
Ethanol produced
(thousands of gallons)	729,165	676,834
Distillers grains sold
(thousands of equivalent dried tons)	2,038	1,882
Corn consumed
(thousands of bushels)	257,663	238,740

Revenues in the ethanol production segment increased by  $141.8 million in 2013 compared to 2012. Revenues in 2013 included production from our Atkinson and Wood River plants, which began operations on July 25, 2013 and November 22, 2013, respectively, and contributed an additional 19.8 million and 12.6 million gallons of ethanol production and $46.7 million and $32.5 million in revenues, respectively.  The increase in revenues was also due to higher volumes of ethanol and distillers grains produced and sold due to an increase in utilization of existing production capacity year over year. In 2013, the ethanol production segment produced 729.2 million gallons of ethanol, which represents approximately 94% of our total daily average capacity. The ethanol production segment operated at 91% of production capacity in 2012.

Cost of goods sold in the ethanol production segment increased by $57.8 million in 2013 compared to 2012. Consumption of corn increased by 18.9 million bushels, but the average cost per bushel decreased by approximately 11%

year over year. Also, cost of goods sold was reduced by approximately $4.0 million from a contractor recovery relating to grain silo issues at certain ethanol plants. As a result of the factors identified above, gross profit and operating income for the ethanol production segment increased by $84.0 million and $83.4 million, respectively, in 2013 compared to 2012.

Corn Oil Production Segment

Revenues in the corn oil production segment increased by $11.3 in 2013 compared to 2012. During 2013, we sold 170.4 million pounds of corn oil compared to 145.8 million pounds in 2012. The average price realized for corn oil was 3% higher in 2013 compared to 2012. Revenues in 2013 included production from our Wood River plant,  which began operations on November 22, 2013 and contributed an additional 3.5 million pounds of corn oil production and $1.1 million in revenues.

Gross profit and operating income in the corn oil production segment increased by  $4.2 million and $4.4 million, respectively in 2013 compared to 2012. The increase in revenues was partially offset by $3.9 million of additional expense related to higher input costs due to increased prices and volumes for distillers grains purchased in 2013 compared to 2012.

Agribusiness Segment

Revenues in the agribusiness segment increased by $229.0 million and gross profit and operating income decreased by  $29.7 million and $56.7 million, respectively, in 2013 compared to 2012. We sold 142.8 million bushels of grain, including 137.3 million to our ethanol production segment, and had no fertilizer sales in 2013 compared to sales of 60.8 million bushels of grain, including 24.7 million bushels to our ethanol production segment, and 56 thousand tons of fertilizer in 2012. Subsequent to the sale of certain grain elevators and the agronomy business during the fourth quarter of 2012, we increased our focus on supplying corn to our ethanol plants from our agribusiness segment. As a result, 96 percent of the grain sold by our agribusiness segment in 2013 was sold to our ethanol plants rather than to external customers. The decrease in gross profit and operating income is due to the factors discussed above.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment increased by $27.0 million in 2013 compared to 2012. The increase in revenues was primarily due to an increase in grain trading activity within our marketing and distribution segment, higher average prices for ethanol and distillers grains, expanded trading and logistic operations and the BlendStar unit-train terminal in Birmingham, Alabama that commenced operations in the fourth quarter of 2012. In addition, revenues were impacted by a decrease of 84 million gallons of ethanol sold in 2013 compared to 2012 and lower revenues from crude oil transportation. Ethanol revenues decreased by $72.3 million and distillers grains revenues increased by $46.6 million. We sold 983 million and 1,066 million gallons of ethanol during 2013 and 2012, respectively, within the marketing and distribution segment.

Gross profit and operating income for the marketing and distribution segment increased by $25.3 million and $23.7 million, respectively, in 2013 compared to 2012, primarily due to profits realized from merchant trading and logistics activities, higher margins related to the deployment of railcars for crude oil transportation and the operation of the Birmingham unit-train terminal.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $845.0 million in 2013 compared to 2012 due to increased corn sales from our agribusiness segment to our ethanol production segment of $600.3 million. In addition, sales of ethanol and distillers grains from our ethanol production segment to our marketing and distribution segment increased by $192.5 million and $37.3 million, respectively, between the years.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $4.3 million in 2013 compared to 2012 primarily due to an increase in personnel costs and increased fees for professional services related to the acquisition of two ethanol plants in November 2013.

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

Liquidity and Capital Resources

On December 31, 2013, we had $272.0 million in cash and equivalents, excluding restricted cash, comprised of $143.9 million held at our parent company and the remainder at our subsidiaries. We also had up to an additional $135.4 million available under revolving credit agreements at our subsidiaries at December 31, 2013, some of which was subject to borrowing base restrictions or other specified lending conditions. Funds held at our subsidiaries are generally required for their ongoing operational needs and distributions from our subsidiaries are restricted pursuant to their credit agreements. At December 31, 2013, there were approximately $636.9 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

We incurred capital expenditures of $19.8 million in 2013 for various projects, including grain storage expansion at our grain elevators and ethanol plants. Capital spending for 2014 is expected to be approximately $44 million and is expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

Net cash provided by operating activities was $107.4 million in 2013 compared to net cash used by operating activities of $13.7 million in 2012. Net cash from operating activities was affected by an improvement in ethanol margins and a decreased use of cash for working capital in 2013, primarily due to less cash used for grain inventories partially offset by an increase in outstanding accounts receivable and derivatives. In 2013, we had net income of $43.4 million compared with $11.8 million, including a gain on disposal of assets of $26.3 million, after tax, in 2012. Net cash used by investing activities was $147.6 million in 2013, due primarily to the acquisition of three ethanol plants for total cash consideration of $123.3 million, $4.8 million in investments in unconsolidated subsidiaries and $19.8 million in capital expenditures. Net cash provided by financing activities was $58.0 million in 2013 due to the proceeds from the issuance of $120.0 million of convertible senior notes and the issuance of $77.0 million in short-term notes payable and term debt to finance the acquisition of two ethanol plants in November 2013, offset partially by the payment of a short-term note payable of $27.2 million related to a 2012 common stock repurchase, and $129.7 million in principal payments, net of advances, on long-term debt. Financing activities were also affected by the payment of loan fees for the convertible senior notes and payment of cash dividends to shareholders in 2013. Green Plains Trade and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid, resulting in significant cash movements that are reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

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

We were in compliance with our debt covenants at December 31, 2013. Based upon our forecasts and the current margin environment, we believe we will maintain compliance at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity for a subsidiary’s compliance. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results differ significantly from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

In August 2013, our Board of Directors approved the initiation of a quarterly cash dividend. Cash dividends of $0.04 per common share were paid in September and December. We anticipate declaring a cash dividend in future quarters on a regular basis; however, future declarations of dividends are subject to Board approval and may be adjusted as our cash position, business needs or market conditions change.

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

The Green Plains Bluffton loan is comprised of a $70.0 million amortizing term loan and a $20.0 million revolving term loan. At December 31, 2013, $26.6 million related to the amortizing term loan was outstanding, along with $15.0 million on the revolving term loan. The amortizing term loan requires monthly principal payments of approximately $0.3 million. The loans mature on January 31, 2015 with expected outstanding balances upon maturity of $19.3 million and $15.0 million on the amortizing term loan and revolving term loan, respectively.

The Green Plains Central City loan is comprised of a $55.0 million amortizing term loan and a $30.5 million revolving term loan. At December 31, 2013, $33.1 million related to the amortizing term loan was outstanding, and $17.7 million was outstanding on the revolving term loan. The amortizing term loan requires monthly principal payments of $0.5 million. The amortizing term loan and the revolving term loan mature on July 1, 2016 with expected outstanding balances upon maturity of $17.9 million and $17.7 million, respectively.

The Green Plains Fairmont and Green Plains Wood River combined loan is comprised of a $27.0 million short-term loan that matures on November 27, 2014 and a $50.0 million term loan that matures on November 27, 2015. At December 31, 2013, $26.8 million was outstanding on the short-term loan and the whole term loan was outstanding. The short-term note requires monthly principal payments of $0.2 million with an expected outstanding balance upon maturity of approximately $25.0 million. The term loan requires quarterly principal payments of $2.5 million in 2014 and $1.3 million in 2015 with an expected outstanding balance upon maturity of approximately $35.0 million.

The Green Plains Holdings II loan is comprised of a $26.4 million amortizing term loan and a $51.1 million revolving term loan. At December 31, 2013, $15.9 million was outstanding on the amortizing term loan, along with $32.0 million on the revolving term loan. The amortizing term loan requires quarterly principal payments of $1.5 million. The revolving term loan requires semi-annual principal payments of approximately $2.7 million. The maturity dates of the amortizing term loan and revolving term loan are July 1, 2016 and October 1, 2018, respectively, with no outstanding balance expected upon maturity on the amortizing term loan and an expected outstanding balance upon maturity of $4.2 million on the revolving term loan.

The Green Plains Obion loan is comprised of a $60.0 million amortizing term loan and a revolving term loan of $37.4 million. At December 31, 2013, $3.9 million related to the amortizing term loan was outstanding along with $28.4 million on the revolving term loan. The amortizing term loan requires quarterly principal payments of $2.4 million. The amortizing term loan matures on May 20, 2014 and the revolving term loan matures on June 1, 2018 with no expected outstanding balances upon maturity on the amortizing term loan or the revolving term loan.

The Green Plains Ord loan is comprised of a $25.0 million amortizing term loan and a $13.0 million revolving term loan. At December 31, 2013, $15.1 million related to the amortizing term loan was outstanding and $2.2 million outstanding on the revolving term loan. The amortizing term loan requires monthly principal payments of approximately $0.2 million. The amortizing term loan and the revolving term loan mature on July 1, 2016 with expected outstanding balances upon maturity of $8.2 million and $2.2 million, respectively.

The Green Plains Otter Tail loan is comprised of a $30.3 million amortizing term loan. At December 31, 2013, $18.0 million related to the term loan was outstanding. The amortizing term loan requires monthly principal payments of approximately $0.4 million and matures on September 1, 2018 with an expected outstanding balance of $4.8 million.

The Green Plains Shenandoah loan is comprised of a $17.0 million revolving term loan. At December 31, 2013, $9.0 million on the revolving term loan was outstanding. The revolving term loan matures on September 20, 2018 with an expected outstanding balance upon maturity of $8.4 million.

The Green Plains Superior loan is comprised of a $40.0 million amortizing term loan and a $10.0 million revolving term loan. At December 31, 2013, $9.8 million related to the amortizing term loan was outstanding, along with $8.0 million on the revolving term loan. The amortizing term loan requires quarterly principal payments of $1.4 million. The amortizing term loan matures on July 20, 2015 and the revolving term loan matures on July 1, 2017 with an expected outstanding balance upon maturity of $1.5 million on the amortizing term loan and no expected outstanding balance upon maturity on the revolving term loan.

Each term loan, except for the Green Plains Fairmont and Green Plains Wood River and Green Plains Otter Tail agreements, has a provision that requires us to make annual special payments ranging from 65% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations. With certain exceptions, the revolving term loans within this segment are generally available for advances throughout the life of the commitment with interest-only payments due each month until the final maturity date.

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

Green Plains Bluffton issued a $22.0 million Subordinate Solid Waste Disposal Facility Revenue Bond with the city of Bluffton, Indiana, of which $15.8 million remained outstanding at December 31, 2013. The revenue bond requires: semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019; and a final principal and interest payment of $3.7 million on September 1, 2019. The revenue bond bears interest at 7.50% per annum.

Green Plains Otter Tail also issued $19.2 million in senior notes under New Market Tax Credits financing of which $19.2 million remained outstanding at December 31, 2013. The notes bear interest at a rate equal to the prime rate (as defined) plus 1.5%, but not less than 4.0%, payable monthly, and require monthly principal payments of approximately $0.3 million beginning in September 2014. The notes mature on September 1, 2018 with an expected outstanding balance of $4.7 million upon maturity.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured revolving credit facility with various lenders, as amended on August 27, 2013, to provide the agribusiness segment with working capital funding subject to a borrowing base as defined in the facility. The revolving credit facility matures on August 26, 2016. The revolving credit facility includes total revolving credit commitments of $125.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $75.0 million of new lender commitments upon agent approval. The facility also allows for additional seasonal borrowings up to $50.0 million. The total commitments outstanding under the facility cannot exceed $250.0 million. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries within the agribusiness segment. Advances on the revolving credit facility are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period, or the base rate, plus the respective applicable margin. At December 31, 2013, $95.0 million on the revolving credit facility was outstanding. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment.

Marketing and Distribution Segment

Green Plains Trade has a senior secured asset-based revolving credit facility of up to $130.0 million, subject to a borrowing base value equal to the sum of percentages of eligible receivables and eligible inventories, less certain miscellaneous adjustments. At December 31, 2013, $76.5 million was outstanding on the revolving credit facility. The revolving credit facility expires on April 25, 2016 and bears interest at the lender’s commercial floating rate plus the applicable margin or LIBOR plus the applicable margin. As security for the loan, the lender received a first-position lien on substantially all of the assets of Green Plains Trade, including accounts receivable, inventory and other property and collateral owned by Green Plains Trade.

In June 2013, certain of our subsidiaries executed a New Markets Tax Credits financing transaction. In order to facilitate this financing transaction, we were required to issue promissory notes payable in the amount of $10.0 million and a note receivable in the amount of $8.1 million. The promissory notes payable and note receivable bear interest at 1% per annum, payable quarterly. Beginning in March 2020, the promissory notes and note receivable each require quarterly principal and interest payments of approximately $0.2 million. The Company retains the right to call $8.1 million of the promissory notes in 2020. The promissory notes payable and note receivable mature on September 15, 2031 and will be fully amortized upon maturity. In connection with the New Markets Tax Credits financing transaction, income tax credits were generated for the benefit of the lender. We have guaranteed the lender the face value of these income tax credits over their statutory lives, a period of seven years, in the event that the income tax credits are recaptured or reduced. The value of the income tax credits was anticipated to be $5.0 million at the time of the transaction. We believe the likelihood of recapture or reduction of the income tax credits is remote, and therefore we have not established a liability in connection with this guarantee.

Corporate Activities

On September 20, 2013, we issued $120.0 million of 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes. The 3.25% Notes represent senior, unsecured obligations, with interest payable on April 1 and October 1 of each year. Conversion of the 3.25% Notes may only be settled in shares of common stock unless shareholder approval is received to allow for flexible settlement consisting of, at our election, cash, shares of our common stock, or a combination of cash and shares of our common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding the maturity date. As a result, the 3.25% Notes contain liability and equity components which were bifurcated and accounted for separately. The liability component of the 3.25% Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.21% effective interest rate, which was determined by considering the rate of return investors would require for our debt without the conversion feature. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 3.25% Notes, resulting in the initial recognition of $24.5 million as debt discount costs recorded in additional paid-in capital. The carrying amount of the 3.25% Notes will be accreted to the principal amount over the remaining term to maturity and we will record a corresponding amount of noncash interest expense. Additionally, we incurred debt issuance costs of $5.1 million related to the 3.25% Notes and allocated $4.0 million of debt issuance costs to the liability component of the 3.25% Notes. These costs will be amortized to noncash interest expense over the five-year term of the 3.25% Notes. Prior to April 1, 2018, the 3.25% Notes will not be convertible unless certain conditions are satisfied. The initial conversion rate is 47.9627 shares of common stock per $1,000 principal amount of 3.25% Notes, which is equal to an initial conversion price of approximately $20.85 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, including the payment of a quarterly cash dividend that exceeds $0.04 per share. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including calling the 3.25% Notes for redemption.

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

We have $90.0 million of 5.75% Convertible Senior Notes due 2015, or the 5.75% Notes. The 5.75% Notes represent senior, unsecured obligations, with interest payable on May 1 and November 1 of each year. The 5.75% Notes may be converted into shares of our common stock and cash in lieu of fractional shares of the common stock based on a conversion rate equal to 70.1208 shares of the common stock per $1,000 principal amount of 5.75% Notes at December 31, 2013, which is equal to a conversion price of approximately $14.26 per share. The conversion rate is subject to adjustment upon the occurrence of specified events, including the payment of a cash dividend. The conversion rate was adjusted to reflect the payment of cash dividends during 2013. We may redeem for cash all, but not less than all, of the 5.75% Notes at any time on or after November 1, 2013, if the last reported sale price of our common stock equals or exceeds 140% of the applicable conversion price for a specified time period, at a redemption price equal to 100% of the principal amount of the 5.75% Notes, plus accrued and unpaid interest. Default with respect to any loan in excess of $10.0 million constitutes an event of default under the 5.75% Notes, which could result in the 5.75% Notes being declared due and payable.

Contractual Obligations

Our contractual obligations as of December 31, 2013 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term and short-term debt obligations (1)	$ 758,525	$ 254,433	$ 284,253	$ 193,921	$ 25,918
Interest and fees on debt obligations (2)	71,241	30,854	28,429	11,661	297
Operating lease obligations (3)	63,556	16,766	28,867	14,762	3,161
Deferred tax liabilities	91,294	-	-	-	91,294
Purchase obligations
Forward grain purchase contracts (4)	324,828	324,537	291	-	-
Other commodity purchase contracts (5)	31,727	31,727	-	-	-
Other	711	579	69	63	-
Total contractual obligations	$ 1,341,882	$ 658,896	$ 341,909	$ 220,407	$ 120,670

(1) Includes the current portion of long-term debt and excludes the effect of any debt discounts.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from issuing term and revolving loans that bear variable interest rates. Specifically, we had $735.2 million outstanding in debt as of December 31,  2013, $467.1 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $2.2 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally designated as normal purchases or normal sales contracts and are not recognized until quantities are delivered or utilized in production. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. During the year ended December 31, 2013, revenues included net losses of $107.7 million and cost of goods sold included net losses of $13.0 million from derivative financial instruments.  To the extent the net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sales has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from December 31, 2013. This analysis excludes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	1,020,000	Gallons	$88,424
Corn	360,000	Bushels	$57,526
Distillers grains	2,900	Tons (2)	$14,713
Natural gas	28,600	MMBTU (3)	$6,217

(1) Volume requirements assume production at full capacity.
(2) Distillers grains quantities are stated on an equivalent dried ton basis.
(3) Millions of British Thermal Units

Corn Oil Production Segment

A sensitivity analysis has been prepared to estimate our corn oil production segment exposure to corn oil price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn oil output for a one-year period from December 31, 2013. This analysis excludes the impact of risk management activities that result from our use of fixed-price sale contracts. Market risk at December 31, 2013, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $3.4 million.

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

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position, which is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices, is approximately $64 thousand at December 31, 2013. Market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $4 thousand.

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

Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2013 based on the framework set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We acquired two ethanol plants, located in Wood River, Nebraska and Fairmont, Minnesota from Ethanol Holding Company, LLC, an entity comprised of the predecessor owner’s lender group, on November 22, 2013. Our management excluded the acquired ethanol plants from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. The acquired ethanol plants represent approximately 9% of our total assets at December 31, 2013, and they contributed approximately 1% of our total revenues in 2013.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013. KMPG LLP, an independent registered public accounting firm, has audited and issued a report on the Company’s internal control over financial reporting as of December 31, 2013. That report is included herein.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. There were no material changes in our internal control over financial reporting that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Green Plains Renewable Energy, Inc.:

We have audited Green Plains Renewable Energy Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired certain assets from Ethanol Holding Company, LLC (collectively referred to as the Ethanol Plants), on November 22, 2013 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, the Ethanol Plants’ internal control over financial reporting associated with the Ethanol Plants which represent approximately 1% of the Company’s consolidated revenues for the year ended December 31, 2013 and approximately 9% of the Company’s consolidated total assets as of December 31, 2013.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Ethanol Plants.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 10, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Omaha, Nebraska
February 10, 2014

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information included in the sections entitled “Information about the Board of Directors and Corporate Governance,”  “Proposal 1 – Election of Directors,” “Executive Officers,”  and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

2.1

Agreement and Plan of Merger among the Company, GPMS, Inc., Global Ethanol, LLC and Global Ethanol, Inc. dated September 28, 2010 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated October 22, 2010)

2.2(a)

Asset Purchase Agreement among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Renewable Energy, Inc. and The Andersons, Inc. dated October 26, 2012 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed October 29, 2012)

2.2(b)

First Amendment to Asset Purchase Agreement among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Renewable Energy, Inc. and The Andersons, Inc. effective as of November 30, 2012 (Incorporate by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed December 6, 2012)

2.3

Asset Purchase Agreement by and among Ethanol Holding Company, LLC, Green Plains Renewable Energy, Inc., Green Plains Wood River LLC and Green Plains Fairmont LLC dated November 1, 2013 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed November 25, 2013)

2.4

Amendment to Asset Purchase Agreement by and among Ethanol Holding Company, LLC, Green Plains Renewable Energy, Inc., Green Plains Wood River LLC and Green Plains Fairmont LLC dated November 22, 2013 (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed November 25, 2013)

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
4.4

Indenture relating to the 5.75% Convertible Senior Notes due 2015, dated as of November 3, 2010, between the Company and Wilmington Trust FSB, including the form of Global Note attached as Exhibit A thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 3, 2010)

4.5

Indenture relating to the 3.25% Convertible Senior Notes due 2018, dated as of September 20, 2013, between Green Plains Renewable Energy, Inc. and Willington Trust, National Association, including the form of Global Note attached as Exhibit A thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 20, 2013)

*10.1

Amended and Restated Employment Agreement dated October 24, 2008, by and between the Company and Jerry L. Peters (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 28, 2008)

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
10.5(a)

Construction/Permanent Mortgage Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of February 27, 2007 by Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) in favor of AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.5(b)

Second Amended and Restated Master Loan Agreement dated as of April 22, 2013 by and among Green Plains Bluffton LLC and AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed May 2, 2013)

10.6(a)

Loan Agreement between City of Bluffton, Indiana and Green Plains Bluffton LLC (f/k/a Indian Bio-Energy, LLC) dates as of March 1, 2007 (Incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.6(b)

Indenture of Trust dated as of March 1, 2007 by and between the City of Bluffton, Indiana, Indiana Bio-Energy, LLC (n/k/a Green Plains Bluffton LLC) and U.S. Bank National Association (Incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

10.6(c)

Subordinate Construction/Permanent Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of March 1, 2007 between Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) and U.S. Bank National Association (Incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.7

Non-Statutory Stock Option Agreement between Steve Bleyl and Green Plains Renewable Energy, Inc. dated October 15, 2008 (Incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.8

Non-Statutory Stock Option Agreement between Michael Orgas and Green Plains Renewable Energy, Inc. dated November 1, 2008 (Incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.9

Employment Agreement by and between Green Plains Renewable Energy, Inc. and Michael C. Orgas dated November 1, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

*10.10(a)	2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 11, 2009)
*10.10(b)	Amendment No. 1 to the 2009 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 25, 2011)
*10.10(c)	Amendment No. 2 to the 2009 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 29, 2013)
*10.10(d)	Form of Stock Option Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(b) of the Company’s Annual Report on Form 10-K filed February 24, 2010)
*10.10(e)

Form of Restricted Stock Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(c) of the Company’s Annual Report on Form 10-K/A (Amendment No. 1) filed February 25, 2010)

*10.10(f)	Form of Deferred Stock Unit Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(d) of the Company’s Annual Report on Form 10-K filed February 24, 2010)
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

Sixth Amendment dated June 27, 2013 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 1, 2013)

10.12(l)

Seventh Amendment dated August 26, 2013 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed October 31, 2013)

10.12(m)

Eighth Amendment dated December 1, 2013 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein

10.12(n)

First Amendment dated June 30, 2011 to Credit Agreement dated July 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2011)

10.12(o)

Second Amendment dated June 30, 2011 to Credit Agreement dated July 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2011)

10.12(p)

Third Amendment dated June 28, 2012 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed July 31, 2012)

10.12(q)

Fourth Amendment dated September 28, 2012 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 1, 2012)

10.12(r)

Fifth Amendment dated June 27, 2013 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 1, 2013)

10.12(s)

Sixth Amendment dated August 26, 2013 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed October 31, 2013)

10.12(t)

Seventh Amendment dated December 1, 2013 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein

10.13(a)

Second Amended and Restated Revolving Credit and Security Agreement dated April 26, 2013 by and among Green Plains Trade Group LLC and PNC Bank, National Association (as Lender and Agent) (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.13(b)

Second Amended and Restated Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.2(a) of the Company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.13(c)

Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2(b) of the Company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.13(d)

Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and BMO Harris Bank N.A. (Incorporated by reference to Exhibit 10.2(c) of the Company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.13(e)

Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and Alostar Bank of Commerce (Incorporated by reference to Exhibit 10.2(d) of the Company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.13(f)

Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and Bank of America (Incorporated by reference to Exhibit 10.2(e) of the Company’s Quarterly Report on Form 10-Q filed May 2, 2013)

*10.14	Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 27, 2010)
*10.15	Director Compensation effective April 1, 2014
*10.16	Employment Agreement dated March 4, 2011 by and between the Company and Jeffrey S. Briggs (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 8, 2011)
*10.17

Employment Agreement dated March 4, 2011 by and between the Company and Carl S. (Steve) Bleyl (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed March 8, 2011)

10.18(a)

Master Loan Agreement dated June 13, 2011 by and among Green Plains Obion LLC and Farm Credit Services of Mid-America, FLCA (Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, filed August 3, 2011)

10.18(b)

Amendment to the Master Loan Agreement, dated October 24, 2012, by and among Green Plains Obion LLC, Farm Credit Services of Mid-America, FLCA and Farm Credit Services of Mid-America, PCA (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, filed November 1, 2012)

10.18(c)

Real Estate Deed of Trust dated January 18, 2007 by and among Ethanol Grain Processors, LLC (n/k/a Green Plains Obion LLC) , Farm Credit Services of Mid-America, FLCA and Farm Credit Services of Mid-America, PCA (Incorporated by reference to Exhibit 10.18(c) of the Company’s Annual Report on Form 10-K, filed February 15, 2013)

10.18(d)	Amendment to the Master Loan Agreement, dated November 13, 2013, by and among Green Plains Obion LLC, Farm Credit Services of Mid-America, FLCA and Farm Credit Services of Mid-America, PCA
10.19(a)

Master Loan Agreement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q, filed August 3, 2011)

10.19(b)

Amendment dated December 21, 2012 to the Master Loan Agreement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.19(b) of the Company’s Annual Report on Form 10-K, filed February 15, 2013)

10.19(c)

Amendment dated October 24, 2013 to the Master Loan Agreement, as amended, dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed October 31, 2013)

10.19(d)

Term Loan Supplement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q, filed August 3, 2011)

10.19(e)

Revolving Term Loan Supplement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q, filed August 3, 2011)

10.20

Stock Repurchase Agreement between Greenstar North America Holdings Inc. and Green Plains Renewable Energy. Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 14, 2011)

10.21(a)

Master Loan Agreement, dated September 28, 2011, by and among Green Plains Shenandoah LLC and  Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed November 1, 2011)

10.21(b)

Amendment to the Master Loan Agreement, dated February 5, 2013, between Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.21(b) of the Company’s Annual Report on Form 10-K, filed February 15, 2013)

10.21(c)

Amendment to the Master Loan Agreement, as amended, dated October 15, 2013, between Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed October 31, 2013)

10.21(d)

Revolving Term Loan Supplement, dated February 5, 2013, by and among Green Plains Shenandoah LLC and  Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.21(c) of the Company’s Annual Report on Form 10-K, filed February 15, 2013)

10.21(e)

Multiple Advance Term Loan Supplement, dated September 28, 2011, by and among Green Plains Shenandoah LLC and  Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed November 1, 2011)

10.22(a)

Credit Agreement dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc., BNP Paribas Securities Corp. as Lead Arranger, Rabo Agrifinance, Inc. as Syndication Agent, ABN AMRO Capital USA LLC as Documentation Agent and BNP Paribas as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 3, 2011)

10.22(b)

Security Agreement dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and BNP Paribas (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed November 3, 2011)

10.22(c)

Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and Bank of Oklahoma (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed November 3, 2011)

10.22(d)

Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and U.S. Bank National Association(Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed November 3, 2011)

10.22(e)

Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and Farm Credit Bank of Texas(Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed November 3, 2011)

10.22(f)

First Amendment to Credit Agreement dated January 6, 2012 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc., BNP Paribas and the Required Lenders (Incorporated by reference to Exhibit 10.26(k) of the Company’s Annual Report on Form 10-K, filed February 17, 2012)

10.22(g)

Second Amendment to Credit Agreement, dated October 26, 2012, by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex, Inc., BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 1, 2012)

10.22(h)

Third Amendment to Credit Agreement, dated August 27, 2013, by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex, Inc., BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed October 31, 2013)

10.23(a)

Amended and Restated Credit Agreement, dated February 9, 2012 by and among Green Plains Holdings II, various lenders and CoBank, ACB (as Administrative Agent, Syndication Agent and Lead Arranger) (Incorporated by reference to Exhibit 10.27(a) of the Company’s Annual Report on Form 10-K, filed February 17, 2012)

10.23(b)

First Amendment to Amended and Restated Credit Agreement, dated October 16, 2012, by and between Green Plains Holdings II LLC and CoBank, ACB (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 1, 2012)

10.23(c)

Amended and Restated Support and Subordination Agreement, dated February 9, 2012 by and among Green Plains Holdings II, as Borrower, Green Plains Renewable Energy, Inc., as Parent, and CoBank, ACB, as Administrative Agent (Incorporated by reference to Exhibit 10.27(b) of the Company’s Annual Report on Form 10-K, filed February 17, 2012)

10.23(d)

Security Agreement, dated February 9, 2012 by and among Green Plains Holdings II (the Grantor) and CoBank, ACB (the Secured Party) (Incorporated by reference to Exhibit 10.27(c) of the Company’s Annual Report on Form 10-K, filed February 17, 2012)

10.23(e)

Second Amendment to Mortgage, dated February 9, 2012 by and among, Green Plains Holdings II and CoBank ACB (Incorporated by reference to Exhibit 10.27(d) of the Company’s Annual Report on Form 10-K, filed February 17, 2012)

10.23(f)

Second Amendment to Amended and Restated Real Estate Mortgage, dated February 9, 2012 by and among Green Plains Holdings II and CoBank, ACB (Incorporated by reference to Exhibit 10.27(e) of the Company’s Annual Report on Form 10-K, filed February 17, 2012)

10.24

Stock Repurchase Agreement dated February 28, 2012 between Greenstar Investments LLC, Greenstar North America Holdings, Inc. and Green Plains Renewable Energy, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 2, 2012)

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
101

The following information from Green Plains Renewable Energy, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements and Financial Statement Schedule.

* Represents management compensatory contracts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS RENEWABLE ENERGY, INC.

(Registrant)

Date:  February 10, 2014By:   /s/ Todd A. Becker

Todd A. Becker

President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer	February 10, 2014
Todd A. Becker	(Principal Executive Officer) and Director

/s/ Jerry L. Peters	Chief Financial Officer (Principal Financial	February 10, 2014
Jerry L. Peters	Officer and Principal Accounting Officer)

/s/ Wayne B. Hoovestol	Chairman of the Board	February 10, 2014
Wayne B. Hoovestol

/s/ Jim Anderson	Director	February 10, 2014
Jim Anderson

/s/ Jim Barry	Director	February 10, 2014
Jim Barry

/s/ James F. Crowley	Director	February 10, 2014
James F. Crowley

/s/ Gordon F. Glade	Director	February 10, 2014
Gordon F. Glade

/s/ Brian D. Peterson	Director	February 10, 2014
Brian D. Peterson

/s/ Alain Treuer	Director	February 10, 2014
Alain Treuer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Green Plains Renewable Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Green Plains Renewable Energy, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO),  and our report dated February 10, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska
February 10, 2014

 GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2013	2012

ASSETS
Current assets
Cash and cash equivalents	$272,027	$254,289
Restricted cash	26,994	25,815
Accounts receivable, net of allowances of $308 and $219, respectively	106,808	80,537
Inventories	158,328	172,009
Prepaid expenses and other	12,893	12,314
Deferred income taxes	7,619	2,133
Derivative financial instruments	48,636	20,938
Total current assets	633,305	568,035
Property and equipment, net	806,046	708,110
Goodwill	40,877	40,877
Other assets	51,817	32,712
Total assets	$1,532,045	$1,349,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$112,001	$95,564
Accrued and other liabilities	38,645	32,475
Unearned revenue	4,118	3,617
Short-term notes payable and other borrowings	198,256	171,302
Current maturities of long-term debt	56,177	129,426
Total current liabilities	409,197	432,384

Long-term debt	480,746	362,549
Deferred income taxes	91,294	60,082
Other liabilities	5,450	4,217
Total liabilities	986,687	859,232

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized;
37,703,946 and 36,903,777 shares issued, and 30,503,946
and 29,703,777 shares outstanding, respectively	38	37
Additional paid-in capital	468,962	445,198
Retained earnings	148,505	107,540
Accumulated other comprehensive income (loss)	(6,339)	3,535
Treasury stock, 7,200,000 shares	(65,808)	(65,808)
Total stockholders' equity	545,358	490,502
Total liabilities and stockholders' equity	$1,532,045	$1,349,734

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011

Revenues	$3,041,011	$3,476,870	$3,553,712
Cost of goods sold	2,867,991	3,380,099	3,381,480
Gross profit	173,020	96,771	172,232
Selling, general and administrative expenses	(65,169)	(79,019)	(73,219)
Gain on disposal of assets	-	47,133	-
Operating income	107,851	64,885	99,013
Other income (expense)
Interest income	294	191	310
Interest expense	(33,357)	(37,521)	(36,645)
Other, net	(2,507)	(2,399)	(779)
Total other income (expense)	(35,570)	(39,729)	(37,114)
Income before income taxes	72,281	25,156	61,899
Income tax expense	28,890	13,393	23,686
Net income	43,391	11,763	38,213
Net loss attributable to noncontrolling interests	-	16	205
Net income attributable to Green Plains	$43,391	$11,779	$38,418

Earnings per share:
Income attributable to Green Plains stockholders - basic	$1.44	$0.39	$1.09
Income attributable to Green Plains stockholders - diluted	$1.26	$0.39	$1.01
Weighted average shares outstanding:
Basic	30,183	30,296	35,276
Diluted	38,304	30,463	41,808

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$43,391	$11,763	$38,213
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during period,
net of tax (expense) benefit of $53,068, $(19,013) and $22,231, respectively	(85,521)	30,986	(33,125)
Reclassification of realized (gains) losses on derivatives, net
of tax expense (benefit) of $(46,941), $15,032 and $(20,531), respectively	75,647	(24,498)	30,592
Other comprehensive income (loss)	(9,874)	6,488	(2,533)
Comprehensive income	33,517	18,251	35,680
Comprehensive loss attributable to noncontrolling interests	-	16	205
Comprehensive income attributable to Green Plains	$33,517	$18,267	$35,885

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accum.
					Other			Total
			Additional		Comp			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Income	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity	Interests	Equity
Balance, December 31, 2010	35,793	$36	$431,289	$57,343	$(420)	-	$-	$488,248	$9,394	$497,642
Net income	-	-	-	38,418	-	-	-	38,418	(205)	38,213
Other comprehensive loss,
net of tax	-	-	-	-	(2,533)	-	-	(2,533)	-	(2,533)
Repurchase of common stock	-	-	-	-	-	3,500	(28,201)	(28,201)	-	(28,201)
Purchase of noncontrolling
interest in BlendStar, net	-	-	5,572	-	-	-	-	5,572	(8,944)	(3,372)
Stock-based compensation	593	-	3,429	-	-	-	-	3,429	-	3,429
Stock options exercised	28	-	179	-	-	-	-	179	-	179
Balance, December 31, 2011	36,414	36	440,469	95,761	(2,953)	3,500	(28,201)	505,112	245	505,357
Net income	-	-	-	11,779	-	-	-	11,779	(16)	11,763
Other comprehensive income,
net of tax	-	-	-	-	6,488	-	-	6,488	-	6,488
Repurchase of common stock	-	-	-	-	-	3,700	(37,607)	(37,607)	-	(37,607)
Stock-based compensation	421	1	4,290	-	-	-	-	4,291	-	4,291
Stock options exercised	69	-	452	-	-	-	-	452	-	452
Other	-	-	(13)	-	-	-	-	(13)	(229)	(242)
Balance, December 31, 2012	36,904	37	445,198	107,540	3,535	7,200	(65,808)	490,502	-	490,502
Net income	-	-	-	43,391	-	-	-	43,391	-	43,391
Cash dividends declared	-	-	-	(2,426)	-	-	-	(2,426)	-	(2,426)
Other comprehensive loss
before reclassification	-	-	-	-	(85,521)	-	-	-	-	-
Amounts reclassified from
accumulated other
comprehensive loss	-	-	-	-	75,647	-	-	-	-	-
Other comprehensive loss,
net of tax	-	-	-	-	(9,874)	-	-	(9,874)	-	(9,874)
Stock-based compensation	419	1	4,703	-	-	-	-	4,704	-	4,704
Stock options and warrants
exercised	381	-	4,498	-	-	-	-	4,498	-	4,498
Issuance of 3.25% notes due
2018, net of tax	-	-	14,563	-	-	-	-	14,563	-	14,563
Balance, December 31, 2013	37,704	$38	$468,962	$148,505	$(6,339)	7,200	$(65,808)	$545,358	$-	$545,358

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$43,391	$11,763	$38,213
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	51,002	52,828	50,076
Amortization of debt issuance costs	3,574	3,069	2,449
Amortization of debt discount	1,253	130	-
Gain on disposal of assets	-	(47,133)	-
Deferred income taxes	27,493	10,704	24,298
Stock-based compensation expense	3,928	4,291	3,429
Undistributed equity in loss of affiliates	2,507	2,398	779
Allowance for doubtful accounts	89	-	142
Other	-	(894)	-
Changes in operating assets and liabilities before
effects of business combinations and dispositions:
Accounts receivable	(25,448)	7,538	(17,059)
Inventories	22,759	(63,739)	(38,837)
Derivative financial instruments	(44,746)	2,594	24,841
Prepaid expenses and other assets	(445)	(671)	4,058
Accounts payable and accrued liabilities	20,564	15,045	23,408
Unearned revenues	182	(10,295)	(7,128)
Other	1,233	(1,352)	220
Net cash provided (used) by operating activities	107,336	(13,724)	108,889

Cash flows from investing activities:
Purchases of property and equipment	(19,764)	(26,776)	(42,483)
Acquisition of businesses, net of cash acquired	(123,301)	(1,490)	(8,115)
Proceeds on disposal of assets, net	245	117,711	-
Investments in unconsolidated subsidiaries	(4,764)	(7,998)	(3,923)
Net cash provided (used) by investing activities	(147,584)	81,447	(54,521)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	343,799	73,100	138,088
Payments of principal on long-term debt	(303,495)	(120,153)	(206,866)
Proceeds from short-term borrowings	3,348,510	3,324,523	3,525,923
Payments on short-term borrowings	(3,321,556)	(3,249,371)	(3,543,798)
Payments for repurchase of common stock	-	(10,445)	(28,201)
Change in restricted cash	(1,298)	(6,196)	8,164
Payment of cash dividends	(2,426)	-	-
Payment of loan fees	(10,046)	(332)	(3,648)
Proceeds from the exercise of stock options and warrants	4,498	452	179
Other	-	-	(2,426)
Net cash provided (used) by financing activities	57,986	11,578	(112,585)

Net change in cash and cash equivalents	17,738	79,301	(58,217)
Cash and cash equivalents, beginning of period	254,289	174,988	233,205
Cash and cash equivalents, end of period	$272,027	$254,289	$174,988

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Continued from the previous page
	Year Ended December 31,
	2013	2012	2011
Supplemental disclosures of cash flow:
Cash paid for income taxes	$2,667	$737	$971
Cash paid for interest	$30,633	$33,276	$35,217

Assets acquired in acquisitions and mergers	$136,934	$1,590	$62,686
Less: liabilities assumed	(13,633)	(100)	(54,571)
Net assets acquired	$123,301	$1,490	$8,115

Assets disposed of in sale	$-	$191,167	$-
Less: liabilities disposed	-	(120,589)	-
Net assets disposed	$-	$70,578	$-

Short-term note payable issued to repurchase common stock	$-	$27,162	$-

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

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries.  All significant intercompany balances and transactions have been eliminated on a consolidated basis for reporting purposes. Unconsolidated entities are included in the financial statements on an equity basis.

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

Ethanol Production Segment

Green Plains is North America’s fourth largest ethanol producer. The Company operates its twelve ethanol plants, which have the capacity to produce approximately one billion gallons of ethanol per year through separate wholly-owned operating subsidiaries. The Company’s ethanol plants also produce co-products such as wet, modified wet or dried distillers grains, as well as corn oil which is reported in a separate segment. The Company’s plants use a dry mill process to produce ethanol and co-products. At capacity, the Company’s plants consume approximately 360 million bushels of corn and produce approximately 2.9 million tons of distillers grains annually.

Corn Oil Production Segment

The Company produces corn oil at its ethanol plants within the corn oil production segment, which have the capacity to produce approximately 250 million pounds annually. The corn oil systems are designed to extract non-edible corn oil from the whole stillage immediately prior to production of distillers grains. Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides.

Agribusiness Segment

The Company owns and operates grain handling and storage assets through its agribusiness segment, primarily through its wholly-owned subsidiary, Green Plains Grain Company LLC. Green Plains Grain has four grain elevators with approximately 8.2 million bushels of total storage capacity as well as approximately 22.6 million bushels of storage capacity located at the Company’s ethanol plants. The Company’s bulk grain business provides synergies with the ethanol production segment as it supplies a substantial portion of the feedstock for ethanol production.

Marketing and Distribution Segment

The Company has an in-house marketing business, Green Plains Trade Group LLC, that is responsible for the sales, marketing and distribution of all ethanol, distillers grains and corn oil produced at the Company’s twelve ethanol plants as well as logistical services for ethanol and other commodities for third party producers. The Company also purchases and sells ethanol, distillers grains, corn oil, grain, natural gas and other commodities and participates in other merchant trading activities in various markets.  Additionally, through its wholly-owned subsidiary, BlendStar LLC, the Company operates eight blending or terminaling facilities with approximately 822 million gallons per year, or mmgy, of total throughput capacity in seven south central U.S. states.

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

Certain qualifying derivatives related to ethanol production are designated as cash flow hedges. Prior to entering into cash flow hedges, the Company evaluates the derivative instrument to ascertain its effectiveness. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, the Company would discontinue cash flow hedge treatment, which would affect earnings. These derivative financial instruments are recognized in current assets or other current liabilities at fair value.

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

Other grain inventories include readily-marketable physical quantities of grain, forward contracts to buy and sell grain, and exchange traded futures and option contracts (all stated at market value). The futures and options contracts, which are used to hedge the value of both owned grain and forward contracts, are considered derivatives. All grain inventories held for sale are marked to the market price with changes reflected in cost of goods sold. The forward contracts require performance in future periods. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other consumers generally do not extend beyond one year. The terms of contracts for the purchase and sale of grain are consistent with industry standards.

Finished goods inventory consists of denatured ethanol and its related co-products and is valued at the lower of average cost or market.

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

Environmental Expenditures

Environmental expenditures that pertain to current operations and relate to future revenue are expensed or capitalized consistent with the Company’s capitalization policy. Probable liabilities incurred that are reasonably estimable are also expensed or capitalized according to this policy and if material, would be disclosed in its quarterly and annual filings. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to future revenue are expensed as incurred.

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

Effective January 1, 2013, the Company adopted the amended guidance in ASC Topic 220, Comprehensive Income. The amended guidance requires entities to disclose additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income by component and (2) significant items reclassified out of accumulated other comprehensive income by presenting the amount reclassified and the individual income statement line items affected. The updated disclosures have been implemented prospectively and do not impact our financial position or results of operations. Refer to Note 13, Stockholders’ Equity, for expanded disclosures.

3.  ACQUISITIONS AND DISPOSITIONS

Acquisition of Fairmont and Wood River Ethanol Plants

In November 2013, the Company acquired two ethanol plants, located in Fairmont, Minnesota and Wood River, Nebraska, with a combined annual production capacity of 230 million gallons, from Ethanol Holding Company, LLC, an entity composed of the predecessor owners’ lender group. Consideration of $108.0 million, which included a preliminary amount for working capital, was paid in cash and acquisition-related costs of $0.8 million were recorded in selling, general and administrative expenses. The Company issued approximately $77.0 million of short-term notes payable and term debt shortly after the acquisition, with the acquired assets serving as collateral for these loans, and entered into capital leases totaling $10.0 million for grain facilities that were previously leased by the predecessor owner of the acquired assets. The operating results of the plant in Wood River, Nebraska have been included in the Company’s consolidated financial statements since November 22, 2013 providing revenue and operating income of $32.5 million and $7.6 million, respectively, for the year ended December 31, 2013. At the time of acquisition the ethanol plant in Fairmont, Minnesota was not operational; however, upon completion of certain maintenance and enhancement projects, we began operations at the plant in early January 2014. The following is a summary of assets acquired and liabilities assumed (in thousands):

Amounts of Identifiable Assets Acquired and Liabilities Assumed
Accounts receivable	$912
Inventory	8,680
Prepaid expenses and other	2,696
Property and equipment, net	104,592
Other assets	4,188

Current liabilities	(3,648)
Long-term portion of capital leases and
tax increment financing bond	(7,931)
Other liabilities	(1,489)
Total identifiable net assets	$108,000

The amounts above are preliminary purchase price allocations. The Company expects to finalize the purchase price and the allocations during the first half of 2014, which is not expected to materially impact the preliminary amounts shown above. Pro Forma revenue and net income, had the acquisition of these two plants occurred on January 1, 2012, would have been $3.9 billion and $0.2 million, respectively, for the year ended December 31, 2012 and $3.3 billion and $47.7 million, respectively, for the year ended December 31, 2013. This information is based on historical results of operations, and, in our opinion, is not necessarily indicative of the results that would have been achieved had we operated the two ethanol plants  acquired since such dates.

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

Acquisition of Otter Tail Ethanol Plant

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

4.  FAIR VALUE DISCLOSURES

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The following tables set forth the Company’s assets and liabilities by level that were accounted for at fair value as of December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$272,027	$-	$-	$272,027
Restricted cash	26,994	-	-	26,994
Margin deposits	77,102	-	(77,102)	-
Inventories carried at market	-	23,782	-	23,782
Unrealized gains on derivatives	3,629	18,712	26,295	48,636
Other assets (1)	2,200	-	-	2,200
Total assets measured at fair value	$381,952	$42,494	$(50,807)	$373,639

Liabilities:
Unrealized losses on derivatives	$50,807	$4,612	$(50,807)	$4,612
Other	9	-	-	9
Total liabilities measured at fair value	$50,816	$4,612	$(50,807)	$4,621
(1)	Represents long-term restricted cash related to the $22.0 million revenue bond of Green Plains Bluffton.

	Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$254,289	$-	$-	$254,289
Restricted cash	28,015	-	-	28,015
Margin deposits	12,847	-	(12,847)	-
Inventories carried at market	-	61,763	-	61,763
Unrealized gains on derivatives	7,337	3,254	10,347	20,938
Total assets measured at fair value	$302,488	$65,017	$(2,500)	$365,005

Liabilities:
Unrealized losses on derivatives	$2,544	$2,103	$(2,500)	$2,147
Other	107	-	-	107
Total liabilities measured at fair value	$2,651	$2,103	$(2,500)	$2,254

The Company believes the fair value of its debt approximated $775.7 million compared to a book value of $735.2 million at December 31, 2013; and that at December 31, 2012, the fair value of its debt, which was $663.3 million, approximated book value.  The Company estimates the fair value of its outstanding debt using Level 2 inputs. The Company believes the fair values of its accounts receivable and accounts payable approximate book value, which were $106.8 million and $112.0 million, respectively, at December 31, 2013 and $80.5 million and $95.6 million, respectively, at December 31, 2012.

Although the Company currently does not have any recurring Level 3 financial measurements, the fair values of the tangible assets, equity component of convertible debt and goodwill acquired represent Level 3 measurements and were derived using a combination of the income approach, the market approach and the cost approach as considered appropriate for the specific assets being valued.

5.  SEGMENT INFORMATION

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

The following are certain financial data for the Company’s operating segments for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues:
Ethanol production:
Revenues from external customers	$116,272	$200,443	$128,780
Intersegment revenues	1,934,770	1,708,800	2,005,141
Total segment revenues	2,051,042	1,909,243	2,133,921
Corn oil production:
Revenues from external customers	-	529	1,466
Intersegment revenues	69,163	57,315	43,391
Total segment revenues	69,163	57,844	44,857
Agribusiness:
Revenues from external customers	51,883	408,622	358,968
Intersegment revenues	761,835	176,062	195,172
Total segment revenues	813,718	584,684	554,140
Marketing and distribution:
Revenues from external customers	2,872,856	2,867,276	3,064,498
Intersegment revenues	21,790	355	467
Total segment revenues	2,894,646	2,867,631	3,064,965
Revenues including intersegment activity	5,828,569	5,419,402	5,797,883
Intersegment eliminations	(2,787,558)	(1,942,532)	(2,244,171)
Revenues as reported	$3,041,011	$3,476,870	$3,553,712

Gross profit (loss):
Ethanol production	$79,109	$(4,895)	$87,010
Corn oil production	36,615	32,388	27,067
Agribusiness	6,258	35,973	34,749
Marketing and distribution	57,671	32,362	23,112
Intersegment eliminations	(6,633)	943	294
	$173,020	$96,771	$172,232
Operating income (loss):
Ethanol production	$63,012	$(20,393)	$73,242
Corn oil production	36,569	32,140	26,999
Agribusiness	3,324	60,030	11,721
Marketing and distribution	40,971	17,290	9,475
Intersegment eliminations	(6,588)	977	334
Corporate activities	(29,437)	(25,159)	(22,758)
	$107,851	$64,885	$99,013

Income (loss) before income taxes:
Ethanol production	$44,061	$(42,430)	$49,612
Corn oil production	36,570	32,142	26,998
Agribusiness	793	54,172	6,170
Marketing and distribution	37,098	13,768	6,760
Intersegment eliminations	(6,588)	977	334
Corporate activities	(39,653)	(33,473)	(27,975)
	$72,281	$25,156	$61,899

	Year Ended December 31,
	2013	2012	2011
Depreciation and amortization:
Ethanol production	$45,312	$44,239	$43,169
Corn oil production	1,175	1,156	859
Agribusiness	362	4,209	3,975
Marketing and distribution	2,836	1,942	1,623
Corporate activities	1,317	1,282	450
	$51,002	$52,828	$50,076

Interest expense:
Ethanol production	$18,988	$22,081	$23,725
Corn oil production	-	-	-
Agribusiness	2,531	5,881	5,569
Marketing and distribution	4,079	3,532	2,716
Intersegment eliminations	(982)	(1,137)	(849)
Corporate activities	8,741	7,164	5,484
	$33,357	$37,521	$36,645

Capital expenditures:
Ethanol production	$8,469	$7,637	$11,416
Corn oil production	1,782	725	15,375
Agribusiness	6,514	2,006	8,977
Marketing and distribution	2,347	15,791	2,476
Corporate activities	652	617	4,239
	$19,764	$26,776	$42,483

The following are total assets for the Company’s operating segments for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012
Total assets:
Ethanol production	$911,315	$831,939
Corn oil production	28,569	27,751
Agribusiness	165,570	179,930
Marketing and distribution	258,361	184,541
Corporate assets	175,210	150,797
Intersegment eliminations	(6,980)	(25,224)
	$1,532,045	$1,349,734

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues:
Ethanol	$2,339,470	$2,507,119	$2,720,918
Distillers grains	488,396	433,088	405,094
Corn oil	74,251	58,640	44,857
Grain	92,487	348,413	290,538
Agronomy products	249	58,641	61,174
Other	46,158	70,969	31,131
	$3,041,011	$3,476,870	$3,553,712

6.  INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale, which is valued at market value. The components of inventories are as follows (in thousands):

	December 31,
	2013	2012
Finished goods	$56,664	$58,080
Grain held for sale	23,782	61,763
Raw materials	51,726	28,494
Work-in-process	11,506	13,326
Supplies and parts	14,650	10,346
	$158,328	$172,009

7.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2013	2012
Plant equipment	$749,627	$673,454
Buildings and improvements	147,663	90,240
Land and improvements	59,481	57,491
Railroad track and equipment	39,852	34,070
Construction-in-progress	3,789	3,499
Computers and software	7,380	6,228
Office furniture and equipment	1,662	1,636
Leasehold improvements and other	12,111	5,937
Total property and equipment	1,021,565	872,555
Less: accumulated depreciation	(215,519)	(164,445)
Property and equipment, net	$806,046	$708,110

8.  GOODWILL

The Company did not have any changes in the total carrying amount of goodwill, which was $40.9 million during the years ended December 31, 2013 and 2012. Goodwill of $30.3 million is attributable to the ethanol production segment and $10.6 million is attributable to the marketing and distribution segment.

9.  DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2013, the consolidated balance sheets reflect unrealized losses, net of tax, of $6.3 million in accumulated other comprehensive loss. The Company expects all of the unrealized losses at December 31, 2013 will be reclassified into income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change.

Fair Values of Derivative Instruments

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the consolidated balance sheets in which the fair values are reflected (in thousands).

	Asset Derivatives'				Liability Derivatives'
	Fair Value at December 31,				Fair Value at December 31,
	2013		2012		2013	2012
Derivative financial instruments (1)	$(28,466)	(2)	$8,091	(3)	$-	$-
Accrued and other liabilities	-		-		4,612	2,103
Other liabilities	-		-		-	44
Total	$(28,466)		$8,091		$4,612	$2,147

(1) Derivative financial instruments as reflected on the balance sheet include a margin deposit assets of $77.1 million and $12.8 million at December 31, 2013 and 2012, respectively.

(2) Balance at December 31, 2013, includes $47.1 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

(3)Balance at December 31, 2012, includes $2.1 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

Refer to Note 4 - Fair Value Disclosures, which also contains fair value information related to derivative financial instruments.

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

Gains (Losses) on Derivative Instruments Not	Year Ended December 31,
Designated in a Hedging Relationship	2013	2012	2011
Revenue	$(10,855)	$(6,206)	$1,595
Cost of goods sold	13,375	(12,050)	(35,013)
Net increase (decrease) recognized in earnings before tax	$2,520	$(18,256)	$(33,418)

Gain (Loss) Due to Ineffectiveness	Year Ended December 31,
of Cash Flow Hedges	2013	2012	2011
Revenue	$(84)	$(10)	$(201)
Cost of goods sold	(490)	-	(30)
Net decrease recognized in earnings before tax	$(574)	$(10)	$(231)

Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)	Year Ended December 31,
into Net Income (Loss)	2013	2012	2011
Revenue	$(96,736)	$(17,318)	$(46,686)
Cost of goods sold	(25,852)	56,848	(4,437)
Net increase (decrease) recognized in earnings before tax	$(122,588)	$39,530	$(51,123)

Effective Portion of Cash Flow Hedges Recognized in	Year Ended December 31,
Other Comprehensive Income (Loss)	2013	2012	2011
Commodity Contracts	$(138,589)	$49,999	$(55,356)

There were no gains or losses due to the discontinuance of cash flow hedge treatment or fair value hedge exposure during the years ended December 31, 2013 and 2012.

The table below summarizes the volumes of open commodity derivative positions as of December 31, 2013 (in thousands):

December 31, 2013
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity
Futures	(3,695)				Bushels	Corn, Soybeans and Wheat
Futures	53,240	(3)			Bushels	Corn
Futures	(5,115)	(4)			Bushels	Corn
Futures	8,274				Gallons	Ethanol
Futures	(215,082)	(3)			Gallons	Ethanol
Futures	(1,040)				mmBTU	Natural Gas
Options	1,415				Bushels	Corn, Soybeans and Wheat
Options	(10,173)				Gallons	Ethanol
Forwards			7,736	(3,650)	Bushels	Corn and Soybeans
Forwards			6,265	(219,653)	Gallons	Ethanol
Forwards			27	(317)	Tons	Distillers Grains
Forwards			672	(55,481)	Pounds	Corn Oil

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.
(4)	Futures used for fair value hedges

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Revenues and cost of goods sold under such contracts are summarized in the table below for the periods indicated (in thousands).

	Year Ended December 31,
	2013	2012	2011
Revenue	$27,778	$26,563	$133,619
Cost of goods sold	$28,952	$26,072	$132,234

10. DEBT

The principal balances of the components of long-term debt are as follows (in thousands):

	December 31,
	2013	2012
Green Plains Bluffton:
$70.0 million term loan	$26,621	$41,018
$20.0 million revolving term loan	15,000	20,000
$22.0 million revenue bond	15,780	17,510
Green Plains Central City:
$55.0 million term loan	33,100	38,635
$30.5 million revolving term loan	17,739	28,639
$11.0 million revolving line of credit	-	10,600
Equipment financing loan	36	105
Green Plains Fairmont and Green Plains Wood River:
$50.0 million term loan	50,000	-
Tax increment financing bond	3,626	-
Capital leases on grain facilities	9,994	-
Capital lease - equipment	5,489	-
Green Plains Holdings II:
$26.4 million term loan	15,914	21,914
$51.1 million revolving term loan	31,960	45,320
Green Plains Obion:
$60.0 million term loan	3,879	13,479
$37.4 million revolving term loan	28,400	37,400
Equipment financing loan	126	334
Economic development grant	1,245	1,335
Green Plains Ord:
$25.0 million term loan	15,143	17,675
$13.0 million revolving term loan	2,151	12,151
$5.0 million revolving line of credit	-	4,749
Green Plains Otter Tail:
$30.3 million term loan	17,960	22,791
$4.7 million revolver	-	4,675
$19.2 million note payable	19,151	19,014
Capital lease - equipment	-	53
Green Plains Shenandoah:
$17.0 million revolving term loan	9,000	17,000
Green Plains Superior:
$40.0 million term loan	9,750	15,250
$10.0 million revolving term loan	8,000	10,000
Equipment financing loan	18	89
Corporate:
$90.0 million convertible notes	90,000	90,000
$120.0 million convertible notes	96,653	-
Notes payable	-	1,625
Capital lease	188	403
Other	10,000	211
Total long-term debt	536,923	491,975
Less: current portion of long-term debt	(56,177)	(129,426)
Long-term debt	$480,746	$362,549

 Scheduled long-term debt repayments, excluding the effects of any debt discounts, are as follows (in thousands):

Year Ending December 31,	Amount
2014	$56,177
2015	204,093
2016	80,160
2017	33,980
2018	159,941
Thereafter	25,918
Total	$560,269

Short-term notes payable and other borrowings at December 31, 2013 included working capital revolvers at Green Plains Grain and Green Plains Trade with outstanding balances of $95.0 million and $76.5 million, respectively, and a short-term loan at Green Plains Fairmont and Green Plains Wood River of $26.8 million.  Short-term notes payable and other borrowings at December 31, 2012 included working capital revolvers at Green Plains Grain and Green Plains Trade with outstanding balances of $105.0 million and $39.1 million, respectively, and a $27.2 million short-term note payable issued in conjunction with a repurchase of common stock in March 2012.

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

Ethanol Production Segment

Loan Repayment Terms

•	Term Loans –

o	Scheduled principal payments are as follows:

•	Green Plains Bluffton	$0.3 million per month
•	Green Plains Central City	$0.5 million per month
•	Green Plains Fairmont and
	Green Plains Wood River	$2.5 million per quarter
•	Green Plains Holdings II	$1.5 million per quarter
•	Green Plains Obion	$2.4 million per quarter
•	Green Plains Ord	$0.2 million per month
•	Green Plains Otter Tail	$0.4 million per month
•	Green Plains Superior	$1.4 million per quarter

o	Final maturity dates (at the latest) are as follows:

•	Green Plains Bluffton	January 31, 2015
•	Green Plains Central City	July 1, 2016
•	Green Plains Fairmont and
	Green Plains Wood River	November 27, 2015
•	Green Plains Holdings II	July 1, 2016
•	Green Plains Obion	May 20, 2014
•	Green Plains Ord	July 1, 2016
•	Green Plains Otter Tail	September 1, 2018
•	Green Plains Superior	July 20, 2015

o

Each term loan, except for the Green Plains Fairmont and Green Plains Wood River and Green Plains Otter Tail term loans, has a provision that requires the respective subsidiary to make annual special payments equal to a percentage ranging from 65% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations and provided that if such payment would result in a covenant default under the respective loan agreements, the amount of the payment shall be reduced to an amount which would not result in a covenant default.

o	As of December 31, 2013, free cash flow payments are discontinued when the aggregate of such future payments meets the following amounts:

•	Green Plains Bluffton	$16.0 million
•	Green Plains Central City and
	Green Plains Ord combined	$16.0 million
•	Green Plains Holdings II	$18.0 million
•	Green Plains Obion	$10.1 million
•	Green Plains Superior	$10.0 million

o	Free cash flow payments currently are not to exceed the following amounts in any given year:

•	Green Plains Bluffton	$4.0 million
•	Green Plains Central City and
	Green Plains Ord combined	$4.0 million
•	Green Plains Obion	$8.0 million

•

Revolving Term Loans – The revolving term loans are generally available for advances throughout the life of the commitment, subject, in certain cases, to borrowing base restrictions. Allowable advances under the Green Plains Shenandoah loan agreement are reduced by $0.4 million each quarter. Allowable advances under the Green Plains Superior loan agreement are reduced by $2.5 million each six-month period commencing on the first day of the month beginning six months after repayment of the term loan, but in no event later than January 1, 2016. Allowable advances under the Green Plains Obion loan agreement are reduced by $4.7 million on a semi-annual basis commencing on March 1, 2015. Allowable advances under the Green Plains Holdings II loan agreement are reduced by $2.7 million on a semi-annual basis commencing on April 1, 2012 and are reduced by $5.7 million on a semi-annual basis commencing on October 1, 2016. Interest-only payments are due each month on all revolving term loans until the final maturity date for the Green Plains Bluffton, Green Plains Central City, Green Plains Ord, Green Plains Otter Tail, Green Plains Shenandoah, and Green Plains Superior loan agreements.

o	Final maturity dates (at the latest) are as follows:

•	Green Plains Bluffton	January 31, 2015
•	Green Plains Central City	July 1, 2016
•	Green Plains Holdings II	October 1, 2018
•	Green Plains Obion	June 1, 2018
•	Green Plains Ord	July 1, 2016
•	Green Plains Shenandoah	September 20, 2018
•	Green Plains Superior	July 1, 2017

Interest and Fees

The term loans bear interest at LIBOR plus 3.00% to 4.50% or lender-established prime rates. Some have established a 2% floor on the underlying LIBOR index.  A portion of the Green Plains Holdings II term loan is fixed at 8.22%.The revolving term loans bear interest at LIBOR plus 3.00% to 4.50% or lender-established prime rates. Some have established a 2% floor on the underlying LIBOR index. Unused commitment fees, when charged, are 0.25% to 0.75%.

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

Covenants

The loan agreements contain affirmative covenants (including financial covenants) and negative covenants including:

Maintenance of working capital, including unused portion of revolver, as follows:
•	Green Plains Bluffton	$5.0 million
•	Green Plains Central City	$10.0 million excluding current
	and Green Plains Ord combined	maturities of long-term debt
•	Green Plains Holdings II	$22.5 million
•	Green Plains Obion	$9.0 million
•	Green Plains Otter Tail	$5.0 million
•	Green Plains Shenandoah	$6.0 million
•	Green Plains Superior	$3.0 million
Maintenance of net worth as follows:
•	Green Plains Holdings II	$80.0 million
•	Green Plains Obion	$90.0 million
•	Green Plains Shenandoah	$65.0 million
•	Green Plains Superior	$23.0 million
Maintenance of tangible net worth as follows:
•	Green Plains Bluffton	$82.5 million
•	Green Plains Otter Tail	$8.0 million
Maintenance of tangible owner’s equity as follows:
•	Green Plains Bluffton	at least 50%
Maintenance of annual fixed charge coverage ratios:
•	Green Plains Bluffton	1.15 to 1.0
•	Green Plains Central City
	and Green Plains Ord combined	1.15 to 1.0
•	Green Plains Otter Tail	1.15 to 1.0
Maintenance of annual debt service coverage ratios:
•	Green Plains Fairmont and Green Plains Wood River	2.25 to 1.0
•	Green Plains Holdings II	1.25 to 1.0
•	Green Plains Obion	1.0 to 1.0
•	Green Plains Shenandoah	1.0 to 1.0
•	Green Plains Superior	1.0 to 1.0
Maintenance of annual leverage ratio:
•	Green Plains Fairmont and Green Plains Wood River	3.25 to 1.0 (decreasing to 2.0 to 1.0 in 2015)
Annual capital expenditures will be limited as follows:
•	Green Plains Bluffton	$2.0 million
•	Green Plains Central City	$2.0 million
•	Green Plains Fairmont and Green Plains Wood River	$2.0 million
•	Green Plains Holdings II	$6.0 million
•	Green Plains Obion	$2.0 million
•	Green Plains Ord	$2.0 million

•	Green Plains Otter Tail	$2.0 million
•	Green Plains Shenandoah	$1.3 million
•	Green Plains Superior	$0.6 million

Allowable dividends or other annual distributions from each respective subsidiary, subject to certain additional restrictions including compliance with all loan covenants, terms and conditions, are as follows:

•	Green Plains Bluffton	Up to 35% of net profit before tax, and up to
an additional 15% of net profit before tax,
after free cash flow payment is made
•	Green Plains Central City
	and Green Plains Ord	Up to 35% of net profit before tax, and an
unlimited amount may be distributed after free
cash flow payment is made, provided
maintenance of 70% tangible owners equity
•	Green Plains Fairmont
	and Green Plains Wood River	Up to amounts equal to permitted tax
distributions, as defined in the loan agreement
•	Green Plains Holdings II	Up to 40% of net profit before tax, and
unlimited after free cash flow payment is made
•	Green Plains Obion	Up to 40% of net profit before tax, and
unlimited after free cash flow payment is made
•	Green Plains Otter Tail	Up to 40% of net profit before tax, and an
amount reasonably acceptable to the lender
may be distributed provided maintenance of
40% tangible owner equity
•	Green Plains Superior	Up to 40% of net profit before tax, and
unlimited after free cash flow payment is made

Bluffton Revenue Bond

Green Plains Bluffton issued a  $22.0 million Subordinate Solid Waste Disposal Facility Revenue Bond with the City of Bluffton, Indiana. The revenue bond requires: (1) semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019, and (2) a final principal and interest payment of $3.745 million on September 1, 2019. The revenue bond bears interest at 7.50% per annum. At December 31, 2013, Green Plains Bluffton had $3.2 million of cash, presented as restricted cash with the long-term portion in other assets on the consolidated balance sheet, the use of which was restricted for principal and interest payments towards the revenue bond.

Otter Tail Promissory Note

Green Plains Otter Tail issued $19.2 million in senior notes under New Market Tax Credits financing. The notes bear interest at an annual rate equal to the prime rate (as defined) plus 1.5%, but not less than 4.0%, payable monthly and require monthly principal payments of approximately $0.3 million beginning in September 2014. The notes mature on September 1, 2018 with an expected outstanding balance of $4.7 million upon maturity.

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

Marketing and Distribution Segment

Green Plains Trade has a senior secured asset-based revolving credit facility pursuant to which the lender will loan up to $130.0 million on eligible collateral. This credit facility was increased from $70.0 million in April 2013. The amount of eligible collateral is determined by a calculated borrowing base value equal to the sum of percentages of eligible receivables and eligible inventories, less certain miscellaneous adjustments. The outstanding balance, if any, is subject to interest charges at the lender’s floating base rate plus the applicable margin or LIBOR plus the applicable margin. The revolving credit facility expires on April 25, 2016. In addition to other customary covenants, this revolving credit facility contains restrictions on distributions with respect to capital stock, with exceptions (i) for distributions with respect to tax obligations, subject to certain conditions, and (ii) whereby distributions may be made in an amount up to 50% of net income if (a) undrawn availability under this facility, on a pro forma basis, is greater than $10.0 million for the preceding 30 days and (b) as of the date of the distribution, the borrower would be in compliance with the fixed charge coverage ratio on a pro forma basis. At December 31, 2013, Green Plains Trade had $26.0 million, presented as restricted cash on the consolidated balance sheets, the use of which was restricted for repayment towards the outstanding loan balance.

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

Corporate Activities

On September 20, 2013, the Company issued $120.0 million of 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes. The 3.25% Notes represent senior, unsecured obligations of the Company, with interest payable on April 1 and October 1 of each year. Conversion of the 3.25% Notes may only be settled in shares of the Company’s common stock unless shareholder approval is received to allow for flexible settlement consisting of, at the Company's election, cash, shares of the Company's common stock, or a combination of cash and shares of the Company's common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding the maturity date. As a result, the 3.25% Notes contain liability and equity components which were bifurcated and accounted for separately. The liability component of the 3.25% Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.21% effective interest rate, which was determined by considering the estimated rate of return investors would require for the Company’s debt without the conversion feature. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 3.25% Notes, resulting in the initial recognition of $24.5 million as debt discount costs recorded in additional paid-in capital. The carrying amount of the 3.25% Notes will be accreted to the principal amount over the remaining term to maturity and the Company will record a corresponding amount of noncash interest expense. Additionally, the Company incurred debt issuance costs of $5.1 million related to the 3.25% Notes and allocated $4.0 million of debt issuance costs to the liability component of the 3.25% Notes. These costs will be amortized to noncash interest expense over the five-year term of the 3.25% Notes. Prior to April 1, 2018, the 3.25% Notes will not be convertible unless certain conditions are satisfied. The initial conversion rate is 47.9627 shares of common stock per $1,000 principal amount of 3.25% Notes, which is equal to an initial conversion price of approximately $20.85 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, including the payment of a quarterly cash dividend that exceeds $0.04 per share. In addition, the Company may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the Company calling the 3.25% Notes for redemption.

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

In November 2010, the Company issued $90.0 million of 5.75% Convertible Senior Notes due 2015, or the 5.75% Notes. The 5.75% Notes represent senior, unsecured obligations of the Company, with interest payable on May 1 and November 1 of each year. The 5.75% Notes may be converted into shares of the Company’s common stock and cash in lieu of fractional shares of the common stock based on a conversion rate equal to 70.1208 shares of the common stock per $1,000 principal amount of 5.75% Notes at December 31, 2013, which is equal to a conversion price of approximately $14.26 per share. The conversion rate is subject to adjustment upon the occurrence of specified events, including the payment of a cash dividend. The conversion rate was adjusted to reflect the payment of cash dividends during 2013. The Company may redeem for cash all, but not less than all, of the 5.75% Notes at any time on or after November 1, 2013, if the last reported sale price of the Company’s common stock equals or exceeds 140% of the applicable conversion price for a specified time period, at a redemption price equal to 100% of the principal amount of the 5.75% Notes, plus accrued and unpaid interest. Default with respect to any loan in excess of $10.0 million constitutes an event of default under the 5.75% Notes, which could result in the 5.75% Notes being declared due and payable.

Covenant Compliance

The Company, including all of its subsidiaries, was in compliance with its debt covenants as of December 31, 2013.

Capitalized Interest

The Company had no capitalized interest during the year ended December 31, 2013, $285 thousand in capitalized interest during the year ended December 31, 2012 and no capitalized interest during the year ended December 31, 2011.

Restricted Net Assets

At December 31, 2013, there were approximately $636.9 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

For stock options granted during the periods indicated below, the fair value of options granted was estimated on the date of grant using the Black‑Scholes option‑pricing model, a pricing model acceptable under GAAP. The Company did not grant any stock option awards during the years ended December 31, 2013 and 2011. The fair value of stock option awards granted in 2012 were calculated with the following weighted-average assumptions:

2012
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

A summary of stock option activity for the year ended December 31, 2013 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	726,750	$10.10	4.3	$625
Granted	-	-
Exercised	(111,500)	6.43		745
Forfeited	-	-
Expired	(5,000)	16.95
Outstanding at December 31, 2013	610,250	$10.71	3.4	$5,310
Exercisable at December 31, 2013 (1)	610,250	$10.71	3.4	$5,310
(1)	Includes in-the-money options totaling 550,250 shares at a weighted-average exercise price of $9.70.

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

The following table summarizes non-vested stock activity and deferred stock unit activity for the year ended December 31, 2013:

	Non-Vested Shares and Deferred Stock Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Nonvested at December 31, 2012	628,090	$11.41
Granted	578,151	9.72
Forfeited	(5,358)	9.80
Vested	(461,933)	10.94
Nonvested at December 31, 2013	738,950	$10.39	1.7

Compensation costs expensed for share-based payment plans described above were approximately $5.5 million, $5.5 million and $4.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, there were $4.5 million of unrecognized compensation costs from share-based compensation arrangements, which is related to non-vested shares. This compensation is expected to be recognized over a weighted-average period of approximately 1.7 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 38% of these expense amounts.

12.  EARNINGS PER SHARE

Basic earnings per common shares, or EPS, is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income on an if-converted basis available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. The calculation of diluted earnings per share gives effect to common stock equivalents. The reconciliations of net income to net income on an if-converted basis and basic and diluted earnings per share are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Basic EPS:
Net income attributable to Green Plains	$43,391	$11,779	$38,418
Weighted average shares outstanding - basic	30,183	30,296	35,276
Income attributable to Green Plains stockholders - basic	$1.44	$0.39	$1.09

Diluted EPS:
Net income attributable to Green Plains	$43,391	$11,779	$38,418
Interest and amortization on convertible debt, net of tax effect:
5.75% Notes due 2015	3,578	-	3,610
3.25% Notes due 2018	1,473	-	-
Net income attributable to Green Plains on an if-converted basis	$48,442	$11,779	$42,028

Weighted average shares outstanding - basic	30,183	30,296	35,276
Effect of dilutive convertible debt:
5.75% Notes due 2015	6,286	-	6,280
3.25% Notes due 2018	1,624	-	-
Effect of dilutive stock-based compensation awards	211	167	252
Total potential shares outstanding	38,304	30,463	41,808

Net income attributable to Green Plains stockholders - diluted	$1.26	$0.39	$1.01

Excluded from the computations of diluted EPS for the years ended December 31, 2013, 2012 and 2011, were stock options, stock awards and DSUs totaling 14 thousand,  0.8 million and 0.9 million shares, respectively, because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the respective periods. Also, the effect of 5.75% Notes due 2015 was excluded from the computation of diluted EPS for the year ended December 31, 2012 as inclusion would be antidilutive.

13.  STOCKHOLDERS’ EQUITY

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

Dividends

On August 22, 2013 the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend. An initial dividend of $0.04 per common share was paid to all shareholders of record as of September 5, 2013. On November 4, 2013 the Board of Directors declared a quarterly cash dividend of $0.04 per common share that was paid to all shareholders of record as of November 29, 2013.

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income relate primarily to gains and losses on derivative financial instruments. Amounts reclassified from accumulated other comprehensive income for the periods indicated are as follows (in thousands):

	Year Ended December 31,			Statements of Operations
	2013	2012	2011	Classification
Gains (losses) on cash flow hedges:
Ethanol commodity derivatives	$(96,736)	$(17,318)	$(46,686)	Revenues
Corn commodity derivatives	(25,852)	56,848	(4,437)	Cost of goods sold
Total	(122,588)	39,530	(51,123)	Income (loss) before income taxes
Income tax benefit	(46,941)	15,032	(20,531)	Income tax expense (benefit)
Amounts reclassified from accumulated
other comprehensive income (loss)	$(75,647)	$24,498	$(30,592)

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

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current	$1,397	$2,689	$(612)
Deferred	27,493	10,704	24,298
Total	$28,890	$13,393	$23,686

Differences between the income tax expense (benefit) computed at the statutory federal income tax rate and as presented on the consolidated statements of operations are summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax expense at federal statutory
rate of 35%	$25,299	$8,810	$21,737
State income tax expense, net
of federal benefit	2,400	1,970	2,989
Increase (decrease) in valuation allowance
against deferred tax assets	(1,075)	2,086	(2,084)
Nondeductible compensation	1,380	-	-
Other	886	527	1,044
Income tax expense	$28,890	$13,393	$23,686

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards - Federal	$-	$10,688
Net operating loss carryforwards - State	1,855	1,275
Tax credit carryforwards - Federal	2,062	2,354
Tax credit carryforwards - State	5,662	5,637
Derivative financial instruments	2,297	-
Organizational and start-up costs	2,371	4,245
Stock-based compensation	2,998	4,031
Accrued Expenses	6,969	6,361
Other	1,294	1,223
Total deferred tax assets	25,508	35,814

Deferred tax liabilities:
Derivative financial instruments	$-	$(2,074)
Convertible debt	(8,444)	-
Fixed assets	(95,655)	(82,867)
Investment in partnerships	(995)	(45)
Total deferred tax liabilities	(105,094)	(84,986)
Valuation allowance	(3,765)	(4,840)
Deferred income taxes	$(83,351)	$(54,012)

As of December 31, 2013, the Company has utilized all of its federal net operating loss carryforwards of $30.5 million from 2012. At December 31, 2013, the Company had state net operating losses, and federal and state tax credit carryforwards. The Company continues to maintain a valuation allowance against some of its net deferred tax assets due to the uncertainty of realizing these assets in the future. The deferred tax valuation allowance of $3.8 million as of December 31, 2013 relates to certain Iowa tax credits that will expire in years 2014 through 2016. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and other tax attributes during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The Company conducts business and files tax returns in several states within the U.S. The Company’s federal and state returns for the tax years ended November 30, 2010 and later are still subject to audit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2013	$107
Gross increases from tax positions in prior periods	-
Settlements	-
Balance at December 31, 2013	$107

The unrecognized tax benefits, if recognized, would favorably impact the Company’s effective tax rate. The Company accrues interest and penalties associated with uncertain tax positions as part of selling, general and administrative expense.

15.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of  $19.9 million, $18.3 million and $16.8 million during the years ended December 31, 2013, 2012 and 2011, respectively. Aggregate minimum lease payments under these agreements for future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2014	$16,766
2015	15,488
2016	13,380
2017	8,620
2018	6,140
Thereafter	3,163
Total	$63,557

Commodities

As of December 31, 2013 the Company had contracted for future purchases of grain, natural gas, ethanol and distillers grains valued at approximately $324.5 million, $18.2 million, $7.4 million and $6.0 million, respectively.

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

16.  EMPLOYEE BENEFIT PLANS

The Company offers eligible employees a comprehensive employee benefits plan that includes health, dental, vision, life and accidental death, short-term disability and long-term disability insurance, and flexible spending accounts. Additionally, the Company offers a 401(k) retirement plan that enables eligible employees to save on a tax-deferred basis up to the limits allowable under the Internal Revenue Code. The Company matches up to 4% of eligible employee contributions. Employee and employer contributions are 100% vested immediately. Employer contributions to the 401(k) plan were $0.9 million, $0.9 million and  $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Green Plains Grain contributes to a defined benefit pension plan. Although benefits under the plan were frozen as of January 1, 2009, Green Plains Grain remains obligated to ensure that the plan is funded in accordance with applicable requirements. As of December 31, 2013, assets of the plan were $6.3 million and liabilities of the plan were $6.0 million. Excess plan assets over plan liabilities of $0.3 million were included in other assets on the consolidated balance sheet at December 31, 2013 and excess plan liabilities over plan assets of $0.7 million were included in other liabilities on the consolidated balance sheet at December 31, 2012. Minimum funding standards generally require a plan’s underfunding to be made up over a seven-year period. The amount of funding could increase or decrease based on investment returns of the plan’s assets or changes in the assumed discount rate used to value benefit obligations.

17.  RELATED PARTY TRANSACTIONS

Commercial Contracts

Two subsidiaries of the Company have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital, is a member of the Company’s Board of Directors. Totals of $0.1 million and $0.2 million were included in debt at December 31, 2013 and 2012, respectively, under these financing arrangements. Payments, including principal and interest, totaled $0.1 million,  $0.3 million and  $0.7 for the years ended December 31, 2013, 2012 and 2011, respectively, and the weighted average interest rate for all outstanding financing agreements is 6.2%.

The Company has entered into ethanol purchase and sale agreements with Center Oil Company. Gary R. Parker was President and Chief Executive Officer of Center Oil and a member of the Company’s Board of Directors until his unexpected death on February 8, 2014. During the year ended December 31, 2013, cash receipts from Center Oil totaled $3.4 million and payments to Center Oil totaled $5.6 million on these contracts. During the year ended December 31, 2012, cash receipts from Center Oil totaled $20.6 million and payments to Center Oil totaled $5.3 million on these contracts. During the year ended December 31, 2011, cash receipts and payments totaled $146.9 million and $8.7 million, respectively, on these contracts. The Company had no outstanding receivables from or payables to Center Oil at December 31, 2013 and $14 thousand included in accounts receivable, net of any outstanding payables, from Center Oil at December 31, 2012.

Aircraft Lease

The Company has entered into an agreement with Hoovestol, Inc. for the lease of an aircraft. Wayne B. Hoovestol, President of Hoovestol Inc., is Chairman of the Company’s Board of Directors. The Company has agreed to pay $6,667 per month for use of up to 100 hours per year of the aircraft. Any flight time in excess of 100 hours per year will incur additional hourly-based charges. For the years ended December 31, 2013, 2012 and 2011, payments related to this lease totaled $136 thousand, $121 thousand and $149 thousand, respectively. The Company did not have any payables to Hoovestol Inc at December 31, 2013 or 2012.

18.  QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth certain unaudited financial data for each of the quarters within the years ended December 31, 2013 and 2012 (in thousands, except per share amounts). This information has been derived from the Company’s consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenues	$712,869	$757,971	$804,696	$765,476
Cost of goods sold	640,697	716,947	772,085	738,262
Operating income	51,051	25,534	18,562	12,704
Other expense	(10,219)	(8,491)	(8,309)	(8,551)
Income tax expense	15,371	7,633	4,288	1,598
Net income attributable to Green Plains	25,461	9,410	5,965	2,555
Basic earnings per share attributable to Green Plains	0.84	0.31	0.20	0.09
Diluted earnings per share attributable to Green Plains	0.65	0.28	0.19	0.08

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenues	$883,707	$947,413	$870,356	$775,395
Cost of goods sold	841,736	919,516	852,222	766,625
Operating income (loss) (1)	68,435	8,624	(1,083)	(11,091)
Other expense	(9,273)	(10,234)	(10,616)	(9,606)
Income tax expense (benefit)	26,142	(604)	(4,145)	(8,001)
Net income (loss) attributable to Green Plains	33,023	(1,002)	(7,550)	(12,692)
Basic earnings (loss) per share attributable to Green Plains	1.11	(0.03)	(0.25)	(0.39)
Diluted earnings (loss) per share attributable to Green
Plains	0.94	(0.03)	(0.25)	(0.39)

(1) Operating income for the three months ended December 31, 2012, included a $47.1 million gain on the disposal of assets. Refer to Note 3 – Acquisitions and Dispositions for further detail of the transaction.

Schedule I – Condensed Financial Information of the Registrant (Parent Company Only)

GREEN PLAINS RENEWABLE ENERGY, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF BALANCE SHEET – PARENT COMPANY ONLY

(in thousands)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$143,852	$100,051
Accounts receivable, including amounts from related parties of
$69 and $30, respectively	128	88
Prepaid expenses and other	860	728
Due from subsidiaries	20,987	8,284
Total current assets	165,827	109,151

Property and equipment, net	3,052	3,759
Investment in consolidated subsidiaries	568,410	493,057
Other assets	19,374	19,225
Total assets	$756,663	$625,192

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,310	$1,516
Accrued liabilities	14,344	13,354
Short term notes payable	-	27,162
Current maturities of long-term debt	188	1,840
Total current liabilities	18,842	43,872

Long-term debt	186,654	90,188
Deferred income taxes	5,446	-
Other liabilities	363	630
Total liabilities	211,305	134,690

Stockholders' equity
Common stock	38	37
Additional paid-in capital	468,962	445,198
Retained earnings	148,505	107,540
Accumulated other comprehensive income (loss)	(6,339)	3,535
Treasury stock	(65,808)	(65,808)
Total stockholders' equity	545,358	490,502
Total liabilities and stockholders' equity	$756,663	$625,192
See accompanying notes to the condensed financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Selling, general and administrative expenses	$88	$-	$471
Operating (loss)	(88)	-	(471)
Other income (expense)
Interest income	192	112	197
Interest expense	(8,742)	(7,165)	(5,484)
Other, net	(2,647)	(2,399)	(779)
Total other expense	(11,197)	(9,452)	(6,066)
Loss before income taxes	(11,285)	(9,452)	(6,537)
Income tax benefit	5,018	218	2,462
Loss before equity in earnings of subsidiaries	(6,267)	(9,234)	(4,075)
Equity in earnings of consolidated subsidiaries	49,658	21,013	42,493
Net income	$43,391	$11,779	$38,418

See accompanying notes to the condensed financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF CASH FLOWS – PARENT COMPANY ONLY

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:	$(1,338)	$(279)	$36,400
Net cash provided (used) by operating activities	(1,338)	(279)	36,400

Cash flows from investing activities:
Purchases of property and equipment	(652)	(616)	(4,239)
Proceeds on disposal of assets, net	42	-	-
Investment in subsidiaries, net	(54,340)	54,426	(32,651)
Issuance of notes receivable from subsidiaries,
net of payments received	15,356	(6,832)	(9,011)
Investments in unconsolidated subsidiaries	(3,264)	(7,998)	(4,162)
Net cash provided (used) by investing activities	(42,858)	38,980	(50,063)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	120,000	-	-
Payments of principal on long-term debt	(1,841)	(204)	(535)
Payments on short-term borrowings	(27,162)	-	-
Payments for repurchase of common stock	-	(10,445)	(28,201)
Payment of cash dividends	(2,426)	-	-
Payment of loan fees	(5,072)	-	-
Proceeds from the exercise of stock options	4,498	-	-
Other, net	-	452	(619)
Net cash provided (used) by financing activities	87,997	(10,197)	(29,355)

Net change in cash and equivalents	43,801	28,504	(43,018)
Cash and cash equivalents, beginning of period	100,051	71,547	114,565
Cash and cash equivalents, end of period	$143,852	$100,051	$71,547

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

2.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Parent Company leases certain facilities under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Parent Company incurred lease expenses of $0.9 million, $0.9 million and $1.0 million during the years ended December 31, 2013, 2012 and 2011, respectively. Aggregate minimum lease payments under these agreements for future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2014	$955
2015	821
2016	846
2017	179
2018	120
Thereafter	371
Total	$3,292

Parent Guarantees

The various operating subsidiaries of the Parent Company enter into contracts as a routine part of their business activities. Examples of these contracts include financing and lease arrangements, commodity purchase and sale agreements, and agreements with vendors. In certain instances, the contractual obligations of such subsidiaries are guaranteed by, or otherwise supported by the Parent Company. As of December 31, 2013, the Parent Company had $141.1 million in guarantees of subsidiary contracts and indebtedness.

3.  DEBT

Parent Company debt is comprised of 5.75% Convertible Senior Notes due 2015, 3.25% Convertible Senior Notes due 2018 and capital leases obligations.

Scheduled long-term debt repayments, excluding the effects of any debt discounts, are as follows (in thousands):

Year Ending December 31,	Amount
2014	$188
2015	90,000
2016	-
2017	-
2018	120,000
Thereafter	-
Total	$210,188