Form 10-Q
period 2014-03-31
Green Plains Renewable Energy, Inc.
filed 2014-05-01
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of April 28, 2014 was 37,406,235 shares.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$207,034	$272,027
Restricted cash	22,893	26,994
Accounts receivable, net of allowances of $302 and $308, respectively	112,420	106,808
Inventories	179,750	158,328
Prepaid expenses and other	10,597	12,893
Deferred income taxes	46,719	7,619
Derivative financial instruments	37,221	48,636
Total current assets	616,634	633,305
Property and equipment, net of accumulated depreciation of
$229,888 and $215,519, respectively	804,897	806,046
Goodwill	40,877	40,877
Other assets	49,961	51,817
Total assets	$1,512,369	$1,532,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$84,398	$112,001
Accrued and other liabilities	67,647	38,645
Unearned revenue	15,743	4,118
Short-term notes payable and other borrowings	128,429	171,500
Current maturities of long-term debt	134,639	82,933
Total current liabilities	430,856	409,197

Long-term debt	379,431	480,746
Deferred income taxes	100,650	91,294
Other liabilities	5,680	5,450
Total liabilities	916,617	986,687

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized;
44,608,024 and 37,703,946 shares issued, and 37,408,024
and 30,503,946 shares outstanding, respectively	45	38
Additional paid-in capital	562,833	468,962
Retained earnings	190,312	148,505
Accumulated other comprehensive loss	(91,630)	(6,339)
Treasury stock, 7,200,000 shares	(65,808)	(65,808)
Total stockholders' equity	595,752	545,358
Total liabilities and stockholders' equity	$1,512,369	$1,532,045

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013

Revenues	$733,889	$765,476
Cost of goods sold	633,140	738,262
Gross profit	100,749	27,214
Selling, general and administrative expenses	22,406	14,510
Operating income	78,343	12,704
Other income (expense)
Interest income	113	39
Interest expense	(9,759)	(8,070)
Other, net	1,031	(520)
Total other income (expense)	(8,615)	(8,551)
Income before income taxes	69,728	4,153
Income tax expense	26,525	1,598
Net income	$43,203	$2,555

Earnings per share:
Basic	$1.30	$0.09
Diluted	$1.04	$0.08
Weighted average shares outstanding:
Basic	33,153	29,933
Diluted	43,251	30,210

Cash dividend declared per share	$0.04	$-

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$43,203	$2,555
Other comprehensive loss, net of tax:
Unrealized losses on derivatives arising during period,
net of tax benefit of $86,015 and $8,502, respectively	(137,287)	(12,637)
Reclassification of realized losses on derivatives, net
of tax benefit of $32,577 and $4,509, respectively	51,996	6,703
Total other comprehensive loss, net of tax	(85,291)	(5,934)
Comprehensive loss	$(42,088)	$(3,379)

See accompanying notes to the consolidated financial statements.

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$43,203	$2,555
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	14,627	12,609
Amortization of debt issuance costs	966	1,055
Amortization of debt discount	1,039	34
Deferred income taxes	23,791	2,015
Stock-based compensation	2,139	883
Undistributed equity in (income) loss of affiliates	(1,031)	520
Changes in operating assets and liabilities before
effects of business combinations:
Accounts receivable	(3,764)	1,641
Inventories	(21,422)	6,628
Derivative financial instruments	(127,314)	(15,277)
Prepaid expenses and other assets	2,305	4,735
Accounts payable and accrued liabilities	2,806	(33,050)
Unearned revenues	11,625	3,365
Other	814	392
Net cash used by operating activities	(50,216)	(11,895)

Cash flows from investing activities:
Purchases of property and equipment	(14,777)	(1,904)
Distributions from (investments in) unconsolidated subsidiaries	12	(803)
Net cash used by investing activities	(14,765)	(2,707)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	127,842	21,400
Payments of principal on long-term debt	(88,848)	(32,815)
Proceeds from short-term borrowings	802,174	847,650
Payments on short-term borrowings	(845,244)	(860,456)
Payment of cash dividends	(1,396)	-
Change in restricted cash	4,101	13,991
Payments of loan fees	(37)	(40)
Proceeds from exercises of stock options	1,396	391
Net cash used by financing activities	(12)	(9,879)

Net change in cash and cash equivalents	(64,993)	(24,481)
Cash and cash equivalents, beginning of period	272,027	254,289
Cash and cash equivalents, end of period	$207,034	$229,808

Continued on the following page

GREEN PLAINS RENEWABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Three Months Ended March 31,
	2014	2013

Supplemental disclosures of cash flow:
Cash paid for income taxes	$547	$1,289
Cash paid for interest	$7,990	$7,880

Noncash investing and financing activities:
Common stock issued for conversion of 5.75% Notes	$89,950	$-

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Description of Business

Green Plains is North America’s fourth largest ethanol producer. The Company operates its business within four segments: (1) production of ethanol and distillers grains, collectively referred to as ethanol production, (2) corn oil production, (3) grain handling and storage, collectively referred to as agribusiness, and (4) marketing, merchant trading and logistics services for Company-produced and third-party ethanol, distillers grains, corn oil and other commodities, and the operation of blending and terminaling facilities, collectively referred to as marketing and distribution. The Company also is a partner in a joint venture to commercialize advanced technologies for growing and harvesting of algal biomass.

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

The Company uses exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agribusiness segment’s grain inventories and forward purchase and sale contracts. Exchange-traded futures and options contracts are valued at quoted market prices. These contracts are predominantly settled in cash. The Company is exposed to loss in the event of non-performance by the counter-party to forward purchase and forward sale contracts. Grain inventories held for sale, forward purchase contracts and forward sale contracts in the agribusiness segment are valued at market prices, where available, or other market quotes adjusted for differences, primarily transportation, between the exchange-traded market and the local markets on which the terms of the contracts are based. Changes in the fair value of grain inventories held for sale, forward purchase and sale contracts, and exchange-traded futures and options contracts in the agribusiness segment are recognized in earnings as a component of cost of goods sold.

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

The Company evaluates its contracts that involve physical delivery to determine whether they may qualify for the normal purchase or normal sale exemption and are expected to be used or sold over a reasonable period in the normal course of business. Any contracts that do not meet the normal purchase or sale criteria are recorded at fair value with the change in fair value recorded in operating income unless the contracts qualify for, and the Company elects, hedge accounting treatment.

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

2.  ACQUISITION

Acquisition of Fairmont and Wood River Ethanol Plants

In November 2013, the Company acquired two ethanol plants, located in Fairmont, Minnesota and Wood River, Nebraska, with a combined annual production capacity of 230 million gallons, from Ethanol Holding Company, LLC, an entity composed of the predecessor owners’ lender group. Consideration of $108.0 million, which included a preliminary amount for working capital, was paid in cash and acquisition-related costs of $0.8 million were recorded in selling, general and administrative expenses. The Company issued approximately $77.0 million of short-term notes payable and term debt shortly after the acquisition, with the acquired assets serving as collateral for these loans, and entered into capital leases totaling $10.0 million for grain facilities that were previously leased by the predecessor owner of the acquired assets. At the time of acquisition, the ethanol plant in Fairmont, Minnesota was not operational; however, upon completion of certain maintenance and enhancement projects, the Company began operations at the plant in early January 2014. The following is a summary of assets acquired and liabilities assumed (in thousands):

Amounts of Identifiable Assets Acquired and Liabilities Assumed
Accounts receivable	$119
Inventory	8,680
Prepaid expenses and other	2,696
Property and equipment, net	105,956
Other assets	4,193

Current liabilities	(4,260)
Long-term portion of capital leases and
tax increment financing bond	(7,895)
Other liabilities	(1,489)
Total identifiable net assets	$108,000

The amounts above reflect an updated preliminary purchase price allocation, which did not change materially from the initial allocation.  Later this year, upon finalization of the purchase price, including working capital adjustments, the Company will complete the allocation, which it does not expect to differ materially from the preliminary amounts shown above.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The following tables set forth the Company’s assets and liabilities by level for the periods indicated (in thousands):

	Fair Value Measurements at March 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$207,034	$-	$-	$207,034
Restricted cash	22,893	-	-	22,893
Margin deposits	130,425	-	(130,425)	-
Inventories carried at market	-	24,959	-	24,959
Unrealized gains on derivatives	58,091	10,783	(31,653)	37,221
Other assets (1)	2,319	-	-	2,319
Total assets measured at fair value	$420,762	$35,742	$(162,078)	$294,426

Liabilities:
Unrealized losses on derivatives	$162,078	$37,793	$(162,078)	$37,793
Other	25	-	-	25
Total liabilities measured at fair value	$162,103	$37,793	$(162,078)	$37,818

(1) Represents long-term restricted cash related to the $22.0 million revenue bond of Green Plains Bluffton.

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$272,027	$-	$-	$272,027
Restricted cash	26,994	-	-	26,994
Margin deposits	77,102	-	(77,102)	-
Inventories carried at market	-	23,782	-	23,782
Unrealized gains on derivatives	3,629	18,712	26,295	48,636
Other assets (1)	2,200	-	-	2,200
Total assets measured at fair value	$381,952	$42,494	$(50,807)	$373,639

Liabilities:
Unrealized losses on derivatives	$50,807	$4,612	$(50,807)	$4,612
Other	9	-	-	9
Total liabilities measured at fair value	$50,816	$4,612	$(50,807)	$4,621

(1) Represents long-term restricted cash related to the $22.0 million revenue bond of Green Plains Bluffton.

The Company believes the fair value of its debt approximated its book value of $642.5 million at March 31, 2014 and the fair value of its debt approximated $775.7 million compared to a book value of $735.2 million at December 31, 2013. The Company estimates the fair value of its outstanding debt using Level 2 inputs. The Company believes the fair values of its accounts receivable and accounts payable approximated book value,  which were $112.4 million and $84.4 million, respectively, at March 31, 2014 and  $106.8 million and $112.0 million, respectively,  at December 31, 2013.

Although the Company currently does not have any recurring Level 3 financial measurements, the fair values of the tangible assets and goodwill acquired and the equity component of convertible debt represent Level 3 measurements and were derived using a combination of the income approach, the market approach and the cost approach as considered appropriate for the specific assets or liabilities being valued.

4.  SEGMENT INFORMATION

Company management reviews financial and operating performance in the following four separate operating segments: (1) production of ethanol and distillers grains, collectively referred to as ethanol production, (2) corn oil production, (3) grain handling and storage, collectively referred to as agribusiness, and (4) marketing, merchant trading and logistics services for Company-produced and third-party ethanol, distillers grains, corn oil and other commodities, and the operation of blending and terminaling facilities, collectively referred to as marketing and distribution. Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities.

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

The following tables set forth certain financial data for the Company’s operating segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
Ethanol production:
Revenues from external customers (1)	$(27,431)	$44,408
Intersegment revenues	565,803	464,651
Total segment revenues	538,372	509,059
Corn oil production:
Revenues from external customers (1)	7	-
Intersegment revenues	16,384	15,699
Total segment revenues	16,391	15,699
Agribusiness:
Revenues from external customers (1)	18,241	22,125
Intersegment revenues	304,238	64,919
Total segment revenues	322,479	87,044
Marketing and distribution:
Revenues from external customers (1)	743,072	698,943
Intersegment revenues	33,465	1,289
Total segment revenues	776,537	700,232
Revenues including intersegment activity	1,653,779	1,312,034
Intersegment eliminations	(919,890)	(546,558)
Revenues as reported	$733,889	$765,476

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments. 11

	Three Months Ended March 31,
	2014	2013
Gross profit:
Ethanol production	$71,688	$1,230
Corn oil production	7,815	7,909
Agribusiness	2,976	1,226
Marketing and distribution	40,716	17,055
Intersegment eliminations	(22,446)	(206)
	$100,749	$27,214
Operating income (loss):
Ethanol production	$66,226	$(2,349)
Corn oil production	7,708	7,810
Agribusiness	935	369
Marketing and distribution	32,494	12,986
Intersegment eliminations	(22,386)	(161)
Corporate activities	(6,634)	(5,951)
	$78,343	$12,704

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
Ethanol	$530,039	$579,493
Distillers grains	136,992	131,548
Corn oil	17,132	17,096
Grain	29,201	26,320
Other	20,525	11,019
	$733,889	$765,476

The following table sets forth total assets by operating segment (in thousands):

	March 31,	December 31,
	2014	2013
Total assets:
Ethanol production	$879,027	$911,315
Corn oil production	35,197	28,569
Agribusiness	101,255	165,570
Marketing and distribution	308,802	258,361
Corporate assets	217,456	175,210
Intersegment eliminations	(29,368)	(6,980)
	$1,512,369	$1,532,045

5.  INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale, which is valued at market value. The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2014	2013
Finished goods	$70,325	$56,664
Grain held for sale	24,959	23,782
Raw materials	54,885	51,726
Work-in-process	13,156	11,506
Supplies and parts	16,425	14,650
	$179,750	$158,328

6.  GOODWILL

The Company did not have any changes in the total carrying amount of goodwill, which was $40.9 million during the three months ended March 31, 2014. Goodwill of $30.3 million is attributable to the ethanol production segment and $10.6 million is attributable to the marketing and distribution segment.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2014, the Company’s consolidated balance sheet reflects unrealized losses, net of tax, of $91.6 million in accumulated other comprehensive loss. The Company expects that all of the unrealized losses at March 31, 2014 will be reclassified into operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in operating income, however, will differ as commodity prices change.

Fair Values of Derivative Instruments

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the consolidated balance sheets in which the fair values are reflected (in thousands):

	Asset Derivatives'				Liability Derivatives'
	Fair Value				Fair Value
	March 31,		December 31,		March 31,	December 31,
	2014		2013		2014	2013
Derivative financial instruments (1)	$(93,204)	(2)	$(28,466)	(3)	$-	$-
Accrued and other liabilities	-		-		37,794	4,612
Total	$(93,204)		$(28,466)		$37,794	$4,612

(1) Derivative financial instruments as reflected on the consolidated balance sheets are net of related margin deposit assets of $130.4 million and $77.1 million at March 31, 2014 and December 31, 2013, respectively.

(2) Balance at March 31, 2014 includes $150.6 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

(3)Balance at December 31, 2013 includes $47.1 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

Refer to Note 3 - Fair Value Disclosures, which also contains fair value information related to derivative financial instruments.

Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The following tables provide information about gains or losses recognized in income and other comprehensive income on the Company’s derivative financial instruments and the line items in the financial statements in which such gains and losses are reflected (in thousands):

Gains (Losses) on Derivative Instruments Not	Three Months Ended March 31,
Designated in a Hedging Relationship	2014	2013
Revenues	$18,250	$(11,669)
Cost of goods sold	(1,163)	11,017
Net increase (decrease) recognized in earnings before tax	$17,087	$(652)

Gains (Losses) Due to Ineffectiveness	Three Months Ended March 31,
of Cash Flow Hedges	2014	2013
Revenues	$(346)	$(6)
Cost of goods sold	860	(25)
Net increase (decrease) recognized in earnings before tax	$514	$(31)

Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss	Three Months Ended March 31,
into Net Income	2014	2013
Revenues	$(88,146)	$(10,379)
Cost of goods sold	3,573	(833)
Net decrease recognized in earnings before tax	$(84,573)	$(11,212)

Effective Portion of Cash Flow Hedges Recognized in	Three Months Ended March 31,
Other Comprehensive Loss	2014	2013
Commodity Contracts	$(223,302)	$(21,139)

Gains (Losses) from Fair Value	Three Months Ended March 31,
Hedges of Inventory	2014	2013
Revenues (effect of change in inventory value)	$-	$301
Revenues (effect of fair value hedge)	-	(301)
Cost of goods sold (effect of change in inventory value)	3,146	-
Cost of goods sold (effect of fair value hedge)	(2,778)	-
Ineffectiveness recognized in earnings before tax	$368	$-

There were no gains or losses due to the discontinuance of cash flow hedge or fair value hedge treatment during the three months ended March 31, 2014 and 2013.

The following table summarizes volumes of open commodity derivative positions as of March 31, 2014 (in thousands):

March 31, 2014
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity
Futures	(5,345)				Bushels	Corn, Soybeans and Wheat
Futures	63,950	(3)			Bushels	Corn
Futures	(3,315)	(4)			Bushels	Corn
Futures	54,684				Gallons	Ethanol
Futures	(235,620)	(3)			Gallons	Ethanol
Futures	98				mmBTU	Natural Gas
Options	7,242				Bushels	Corn, Soybeans and Wheat
Options	6,659				Gallons	Ethanol
Options	(42)				mmBTU	Natural Gas
Forwards			10,127	(4,709)	Bushels	Corn and Soybeans
Forwards			5,386	(129,584)	Gallons	Ethanol
Forwards			91	(399)	Tons	Distillers Grains
Forwards			(37,491)	3,408	Pounds	Corn Oil

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.
(4)	Futures used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Revenues and cost of goods sold under such contracts are summarized in the table below for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues	$3,620	$1,982
Cost of goods sold	4,744	1,962

8.  DEBT

The principal balances of the components of long-term debt are as follows (in thousands):

	March 31,	December 31,
	2014	2013
Green Plains Bluffton:
$70.0 million term loan	$25,847	$26,621
$20.0 million revolving term loan	20,000	15,000
$22.0 million revenue bond	14,865	15,780
Green Plains Central City:
$55.0 million term loan	31,668	33,100
$30.5 million revolving term loan	28,639	17,739
Equipment financing loan	18	36
Green Plains Fairmont and Green Plains Wood River:
$50.0 million term loan	47,500	50,000
$27.0 million term loan	26,270	26,756
Tax increment financing bond	4,199	3,626
Capital leases on grain facilities	9,994	9,994
Capital leases on equipment and other	4,439	5,489
Green Plains Holdings II:
$46.8 million term loans	34,760	15,914
$20.0 million revolving term loan	19,954	31,960
Green Plains Obion:
$60.0 million term loan	1,479	3,879
$37.4 million revolving term loan	37,400	28,400
Equipment financing loan	83	126
Economic development grant	1,223	1,245
Green Plains Ord:
$25.0 million term loan	14,488	15,143
$13.0 million revolving term loan	12,151	2,151
Green Plains Otter Tail:
$30.3 million term loan	16,926	17,960
$19.2 million note payable	19,175	19,151
Equipment financing loan	13	-
Green Plains Shenandoah:
$17.0 million revolving term loan	15,200	9,000
Green Plains Superior:
$40.0 million term loan	8,375	9,750
$10.0 million revolving term loan	10,000	8,000
Equipment financing loan	-	18
Corporate:
$90.0 million convertible notes	-	90,000
$120.0 million convertible notes	97,670	96,653
Capital lease	133	188
Other	11,601	10,000
Total long-term debt	514,070	563,679
Less: current portion of long-term debt	(134,639)	(82,933)
Long-term debt	$379,431	$480,746

Short-term notes payable and other borrowings at March 31, 2014 included working capital revolvers at Green Plains Grain and Green Plains Trade with outstanding balances of $55.0 million and $61.5 million, respectively. Green Plains Grain also had $11.9 million in outstanding short-term inventory financing arrangements at March 31, 2014. Short-term notes payable and other borrowings at December 31, 2013 included working capital revolvers at Green Plains Grain and Green

Plains Trade with outstanding balances of $95.0 million and $76.5 million, respectively.

Ethanol Production Segment

•	Term Loans

o	Scheduled principal payments are as follows:

•	Green Plains Bluffton	$0.3 million per month
•	Green Plains Central City	$0.5 million per month
•	Green Plains Fairmont and Green Plains	$2.5 million per quarter, decreasing
	Wood River $50.0 million term loan	to $1.3 million per quarter in 2015
•	Green Plains Fairmont and Green Plains
	Wood River $27.0 million term loan	$0.2 million per month
•	Green Plains Holdings II	$1.8 million per quarter
•	Green Plains Obion	$2.4 million per quarter
•	Green Plains Ord	$0.2 million per month
•	Green Plains Otter Tail	$0.4 million per month
•	Green Plains Superior	$1.4 million per quarter

o	Final maturity dates (at the latest) are as follows:

•	Green Plains Bluffton	January 31, 2015
•	Green Plains Central City	July 1, 2016
•	Green Plains Fairmont and Green Plains
	Wood River $50.0 million term loan	November 27, 2015
•	Green Plains Fairmont and Green Plains
	Wood River $27.0 million term loan	November 27, 2014
•	Green Plains Holdings II	July 1, 2019
•	Green Plains Obion	May 20, 2014
•	Green Plains Ord	July 1, 2016
•	Green Plains Otter Tail	September 1, 2018
•	Green Plains Superior	July 20, 2015

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

o	Final maturity dates (at the latest) are as follows:

•	Green Plains Bluffton	January 31, 2015
•	Green Plains Central City	July 1, 2016
•	Green Plains Holdings II	July 1, 2019
•	Green Plains Obion	June 1, 2018
•	Green Plains Ord	July 1, 2016
•	Green Plains Shenandoah	September 20, 2018
•	Green Plains Superior	July 1, 2017

Green Plains Bluffton issued a $22.0 million Subordinate Solid Waste Disposal Facility Revenue Bond with the City of Bluffton, Indiana. The revenue bond requires: (1) semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019, and (2) a final principal and interest payment of $3.745 million on September 1, 2019. The revenue bond bears interest at 7.50% per annum. At March 31, 2014, Green Plains Bluffton had $2.5 million of cash, presented as restricted cash with the long-term portion in other assets on the consolidated balance sheet, the use of which was restricted for principal and interest payments towards the revenue bond.

Green Plains Otter Tail issued $19.2 million in senior notes under New Market Tax Credits financing. The notes bear interest at an annual rate equal to the prime rate (as defined) plus 1.5%, but not less than 4.0%, payable monthly, and require monthly principal payments of approximately $0.3 million beginning in September 2014. These senior notes, which were scheduled to mature in September 2018, were extinguished on April 25, 2014, with $2.2 million of the outstanding obligation forgiven according to terms of the financing.

Allowable dividends or other annual distributions from each respective subsidiary, subject to certain additional restrictions including compliance with all loan covenants, terms and conditions, are as follows:

•	Green Plains Bluffton	Up to 35% of net profit before tax, and up to an additional 15% of net profit before tax, after free cash flow payment is made
•	Green Plains Central City
	and Green Plains Ord	Up to 35% of net profit before tax, and an unlimited amount may be distributed after free cash flow payment is made, provided maintenance of 70% tangible owner's equity
•	Green Plains Fairmont
	and Green Plains Wood River	Up to amounts equal to permitted tax distributions, as defined in the loan agreement
•	Green Plains Holdings II	Up to 40% of net profit before tax, and unlimited if working capital is greater than or equal to $20.0 million
•	Green Plains Obion	Up to 40% of net profit before tax, and unlimited after free cash flow payment is made
•	Green Plains Otter Tail	Up to 40% of net profit before tax, and an amount reasonably acceptable to the lender may be distributed provided maintenance of 40% tangible owner equity
•	Green Plains Superior	Up to 40% of net profit before tax, and unlimited after free cash flow payment is made

In February 2014, the Green Plains Holdings II credit agreement was amended. Subsequent to the amendment, the Green Plains Holdings II credit agreement consists of three term loans and one revolving term loan. The discussions above have been updated to reflect the amendment.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured revolving credit facility with various lenders to provide the agribusiness segment with working capital funding subject to a borrowing base as defined in the facility. The revolving credit facility matures on August 26, 2016. The revolving credit facility includes total revolving credit commitments of $125.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $75.0 million of new lender commitments upon agent approval. The facility also allows for additional seasonal borrowings up to $50.0 million. The total commitments outstanding under the facility cannot exceed $250.0 million. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment. Advances are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period plus the applicable margin or a rate per annum equal to the base rate plus the applicable margin. In addition to other customary covenants, this revolving credit facility contains restrictions on distributions with respect to capital stock, with exceptions for distributions of up to 40% of net profit before tax, subject to certain conditions.

Marketing and Distribution Segment

Green Plains Trade has a senior secured asset-based revolving credit facility pursuant to which the lender will loan up to $130.0 million on eligible collateral. The amount of eligible collateral is determined by a calculated borrowing base value equal to the sum of percentages of eligible receivables and eligible inventories, less certain miscellaneous adjustments. The outstanding balance, if any, is subject to interest charges at the lender’s floating base rate plus the applicable margin or LIBOR plus the applicable margin. The revolving credit facility expires on April 25, 2016. In addition to other customary covenants, this revolving credit facility contains restrictions on distributions with respect to capital stock, with exceptions (i) for distributions with respect to tax obligations, subject to certain conditions, and (ii) whereby distributions may be made in an amount up to 50% of net income if (a) undrawn availability under this facility, on a pro forma basis, is greater than $10.0 million for the preceding 30 days and (b) as of the date of the distribution, the borrower would be in compliance with the fixed charge coverage ratio on a pro forma basis. At March 31, 2014, Green Plains Trade had $18.0 million, presented as restricted cash on the consolidated balance sheets, the use of which was restricted for repayment towards the outstanding loan balance.

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

Corporate Activities

In September 2013, the Company issued $120.0 million of 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes. The 3.25% Notes represent senior, unsecured obligations of the Company, with interest payable on April 1 and October 1 of each year. Conversion of the 3.25% Notes may only be settled in shares of the Company’s common stock unless shareholder approval is received to allow for flexible settlement consisting of, at the Company's election, cash, shares of the Company's common stock, or a combination of cash and shares of the Company's common stock (and cash in lieu of fractional shares) until the day immediately preceding the maturity date. As a result, the 3.25% Notes contain liability and equity components which were bifurcated and accounted for separately. The liability component of the 3.25% Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.21% effective interest rate, which was determined by considering the rate of return investors would require for comparable debt of the Company without conversion rights. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 3.25% Notes, resulting in the initial recognition of $24.5 million as debt discount costs recorded in additional paid-in capital. The carrying amount of the 3.25% Notes will be accreted to the principal amount over the remaining term to maturity and the Company will record a corresponding amount of non-cash interest expense. Additionally, the Company incurred debt issuance costs of $5.1 million related to the 3.25% Notes and allocated $4.0 million of debt issuance costs to the liability component of the 3.25% Notes. These costs will be amortized to non-cash interest expense over the five-year term of the 3.25% Notes. Prior to April 1, 2018, the 3.25% Notes will not be convertible unless certain conditions are satisfied. The initial conversion rate is 47.9627 shares of common stock per $1,000 principal amount of 3.25% Notes, which is equal to an initial conversion price of approximately $20.85 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, including the payment of a quarterly cash dividend that exceeds $0.04 per share. In addition, the Company may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the Company calling the 3.25% Notes for redemption.

The Company may redeem for cash all, but not less than all, of the 3.25% Notes at any time on or after October 1, 2016 if the sale price of the Company's common stock equals or exceeds 140% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date the Company delivers notice of the redemption. The redemption price will equal 100% of the principal amount of the 3.25% Notes, plus any accrued and unpaid interest. In addition, upon the occurrence of a fundamental change, such as a change in control, holders of the 3.25% Notes will have the right, at their option, to require the Company to repurchase their 3.25% Notes in cash at a price equal to 100% of the principal amount of the 3.25% Notes to be repurchased, plus accrued and unpaid interest. Default with respect to any loan in excess of $10.0 million constitutes an event of default under the 3.25% Notes, which could result in the 3.25% Notes being declared due and payable.

In November 2010, the Company issued $90.0 million of 5.75% Convertible Senior Notes due 2015, or the 5.75% Notes. On February 14, 2014, the Company gave notice of its intention to redeem all of the outstanding 5.75% Notes pursuant to the optional redemption right in the indenture governing the 5.75% Notes. The 5.75% Notes were convertible into shares of the Company’s common stock at the conversion rate of 72.5846 shares of common stock for each $1,000 principal amount of

5.75% Notes from February 14, 2014 through February 28, 2014. From March 1, 2014 through March 19, 2014, the conversion rate was adjusted to 72.6961 shares of common stock for each $1,000 principal amount as a result of the quarterly cash dividend. Approximately $89.95 million of the 5.75% Notes were submitted for conversion into 6,532,713 shares of common stock through March 19, 2014. On March 20, 2014, the Company redeemed the remaining 5.75% Notes at par value plus accrued and unpaid interest through March 19, 2014. All $90.0 million of the 5.75% Notes were retired effective March 20, 2014.

Covenant Compliance

The Company, including all of its subsidiaries, was in compliance with its debt covenants as of March 31, 2014.

Capitalized Interest

The Company had no capitalized interest during the three months ended March 31, 2014.

Restricted Net Assets

At March 31, 2014, there were approximately $686.9 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

9.  STOCK-BASED COMPENSATION

The Company has an equity incentive plan which reserves a total of 3.5 million shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted and deferred stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to equity awards in its financial statements over the requisite service period on a straight-line basis. Substantially all of the Company’s existing share-based compensation awards have been determined to be equity awards.

The following table summarizes  stock option activity for the three months ended March 31, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2013	610,250	$10.71	3.4	$5,310
Granted	-	-
Exercised	(151,000)	9.24		2,599
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2014	459,250	$11.19	3.4	$8,446
Exercisable at March 31, 2014 (1)	459,250	$11.19	3.4	$8,446

(1) Includes in-the-money options totaling 459,250 shares at a weighted-average exercise price of $11.19.

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

The following table summarizes non-vested stock award and deferred stock unit activity for the three months ended March 31, 2014:

	Non-Vested Shares and Deferred Stock Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Non-Vested at December 31, 2013	738,950	$10.39
Granted	361,707	22.88
Forfeited	(4,121)	11.53
Vested	(394,812)	13.38
Non-Vested at March 31, 2014	701,724	$15.14	2.4

Compensation costs expensed for share-based payment plans described above during the three months ended March 31, 2014 and 2013 were approximately $3.3 million and $2.3 million, respectively. At March 31, 2014, there were $9.4 million of unrecognized compensation costs from share-based compensation arrangements, which are related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.4 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 38% of these expense amounts.

10.  EARNINGS PER SHARE

Basic earnings per share, or EPS, is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income on an if-converted basis, with respect to the 3.25% Notes and the 5.75% Notes, by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. The reconciliations of net income to net income on an if-converted basis and basic and diluted EPS are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Basic EPS:
Net income	$43,203	$2,555
Weighted average shares outstanding - basic	33,153	29,933
Net income - basic	$1.30	$0.09

Diluted EPS:
Net income	$43,203	$2,555
Interest and amortization on convertible debt, net of tax effect:
5.75% Notes	576	-
3.25% Notes	1,379	-
Net income on an if-converted basis	$45,158	$2,555

Weighted average shares outstanding - basic	33,153	29,933
Effect of dilutive convertible debt:
5.75% Notes	4,081	-
3.25% Notes	5,756	-
Effect of dilutive stock-based compensation awards	261	277
Total potential shares outstanding	43,251	30,210

Net income - diluted	$1.04	$0.08

Excluded from the computations of diluted EPS for the three months ended March 31, 2013 were stock-based compensation awards totaling 0.4 million shares because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the respective periods. Also, for the three months ended March 31, 2013, 6.3 million shares related to the effect of the 5.75% Notes were excluded from the computation of diluted EPS as the inclusion of these shares would have been antidilutive.

11.  STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

					Accum.
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comp.	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2013	37,704	$38	$468,962	$148,505	$(6,339)	7,200	$(65,808)	$545,358
Net income	-	-	-	43,203	-	-	-	43,203
Cash dividends declared	-	-	-	(1,396)	-	-	-	(1,396)
Other comprehensive loss
before reclassification	-	-	-	-	(137,287)	-	-	(137,287)
Amounts reclassified from accum.
other comprehensive loss	-	-	-	-	51,996	-	-	51,996
Other comprehensive loss,
net of tax	-	-	-	-	(85,291)	-	-	(85,291)
Stock-based compensation	220	-	2,139	-	-	-	-	2,139
Stock options exercised	151	-	1,396	-	-	-	-	1,396
Conversion of 5.75 % Notes	6,533	7	90,336	-	-	-	-	90,343
Balance, March 31, 2014	44,608	$45	$562,833	$190,312	$(91,630)	7,200	$(65,808)	$595,752

Amounts reclassified from accumulated other comprehensive income for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31		Statements of Operations
	2014	2013	Classification
Gains (losses) on cash flow hedges:
Ethanol commodity derivatives	$(88,146)	$(10,379)	Revenues
Corn commodity derivatives	3,573	(833)	Cost of goods sold
Total	(84,573)	(11,212)	Loss before income taxes
Income tax benefit	(32,577)	(4,509)	Income tax benefit
Amounts reclassified from accumulated
other comprehensive loss	$(51,996)	$(6,703)

12.  INCOME TAXES

The Company records income tax expense or benefit during interim periods based on its best estimate of the annual effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.

Income tax expense for the three months ended March 31, 2014 and 2013 was $26.5 million and  $1.6 million, respectively. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 38.0% and 38.5% for the three months ended March 31, 2014 and 2013, respectively. The effective tax rate for the three months ended March 31, 2014 reflects the release of a valuation allowance for state tax credits that the Company expects to utilize during the year and an income tax deduction for qualified production activities, offset by a change in estimate related to the Company’s filing position in various jurisdictions.

The amount of unrecognized tax benefits for uncertain tax positions was $0.3 million as of March 31, 2014 and $0.2 million as of December 31, 2013.  Recognition of these benefits would have a favorable impact on the Company’s effective tax rate. The increase during the three months ended March 31, 2014 is due to a change in estimate related to the Company’s filings in certain jurisdictions.

The 2014 annual effective tax rate can be affected as a result of variances among the estimates and amounts of full-year sources of taxable income (both among the various states and activity types), the realization of tax credits, adjustments that may arise from the resolution of tax matters under review, variances in the release of valuation allowances and the Company’s assessment of its liability for uncertain tax positions.

13.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $6.6 million and $5.0 million during the three months ended March 31, 2014 and 2013, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2014 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2014	$26,269
2015	17,500
2016	15,302
2017	10,240
2018	7,807
Thereafter	7,001
Total	$84,119

Commodities

As of March 31, 2014 the Company had contracted for future purchases of grain, natural gas, ethanol and distillers grains valued at approximately $663.7 million, $29.7 million, $19.2 million and $12.1 million, respectively.

Legal

The Company is currently involved in litigation that has arisen in the ordinary course of business, but it does not believe that any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

14.  RELATED PARTY TRANSACTIONS

Commercial Contracts

Three subsidiaries of the Company have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital, is a member of the Company’s Board of Directors. In March 2014, a subsidiary of the Company entered into $1.4 million of new equipment financing agreements with AXIS Capital with monthly payments beginning in April 2014. Totals of $1.4 million and $0.1  million were included in debt at March 31, 2014 and December 31, 2013, respectively, under these financing arrangements. Payments, including principal and interest, totaled $37 thousand for each of the three month periods ended March 31, 2014 and 2013. The weighted average interest rate for all financing agreements with AXIS Capital was 6.8%.

The Company has entered into ethanol purchase and sale agreements with Center Oil Company. Gary R. Parker was President and Chief Executive Officer of Center Oil and a member of the Company’s Board of Directors until his death on February 8, 2014. During the period from January 1, 2014 to February 8, 2014, there were no cash receipts from Center Oil and cash payments to Center Oil totaled $0.9 million on these contracts. During the three months ended March 31, 2013, cash receipts from Center Oil totaled $0.6 million and cash payments to Center Oil totaled $1.0 million on these contracts. The Company had no outstanding receivables from or payables to Center Oil at March 31, 2014 and December 31, 2013.

Aircraft Lease

For the three months ended March 31, 2014, the Company had entered into an agreement with an entity controlled by Wayne B. Hoovestol, for the lease of an aircraft.  Wayne B. Hoovestol is Chairman of the Company’s Board of Directors.  The Company agreed to pay $6,667 per month for use of up to 100 hours per year of the aircraft.  Any flight time in excess of 100 hours per year incurred additional hourly-based charges.  During the three months ended March 31, 2014 and 2013, payments related to the lease totaled $30 thousand and $35 thousand, respectively. The Company had approximately $1,800 in outstanding payables related to this agreement at March 31, 2014 and did not have any such outstanding payables at December 31, 2013. Effective April 1, 2014, the Company has entered into two agreements with entities controlled by Wayne B. Hoovestol, for the lease of two aircrafts.  In total, the Company has agreed to pay $15,834 per month for combined use of up to 125 hours per year of the aircrafts. Any flight time in excess of 125 hours per year will incur additional hourly-based charges.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and our annual report on Form 10-K for the year ended December 31, 2013 including the consolidated financial statements, accompanying notes and the risk factors contained therein.

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2013 and in Item 1A of Part II of this quarterly report on Form 10-Q for the quarter ended March 31, 2014. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we operate, commodity market risks including those that may result from current weather conditions, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation, risks related to closing and achieving anticipated results from acquisitions, risks associated with the joint venture to commercialize algae production and the growth potential of the algal biomass industry, and other risk factors detailed in our reports filed with the SEC. Actual results may differ from projected results due, but not limited, to unforeseen developments.

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

In 2013, U.S. ethanol production was 13.3 billion gallons compared with production of 13.2 billion gallons in 2012 and 13.8 billion gallons mandated by RFS II for 2013. As a result of the U.S. ethanol industry rationalizing production, inventory stocks reached a low of 628 million gallons at the end of October 2013, the lowest level since October 2010. Domestic inventory stocks were 667 million gallons at March 31, 2014. Lower production, stocks and corn prices had a positive effect on ethanol margins in 2013, especially in the fourth quarter, continuing in the first quarter of 2014.  Drought conditions in the Midwestern region of the United States during 2012 caused corn to trade at unusually high prices through the third quarter of 2013. Also, during 2012, sugarcane ethanol imported from Brazil, which totaled approximately 530 million gallons, was one of the most economical means for certain parties to comply with an RFS II requirement to blend, in the aggregate, 2.0 billion gallons of advanced biofuels in 2012. Effective May 1, 2013, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil to 25 percent (from 20 percent) which, along with more competitively priced ethanol produced from corn, has reduced ethanol exports from Brazil into the U.S. In 2013, U.S. ethanol imports were 400 million gallons and exports were 600 million gallons. In the first quarter of 2014 the U.S. had ethanol exports, net of imports, of approximately 200 million gallons. We believe that U.S. ethanol production levels will continue to adjust to supply and demand factors for ethanol and corn.

There may be periods of time that, due to the variability of commodity prices and compressed margins, we reduce or cease ethanol production operations at certain of our ethanol plants. In 2013 we produced ethanol at approximately 94% of our total daily average capacity. In the first quarter of 2014, we produced ethanol at approximately 95.5% of our total daily average capacity. The reduced production rates increase ethanol yields and optimize cash flow in lower margin environments.

Legislation.  Federal and state governments have enacted numerous policies and incentives to encourage the usage of domestically-produced alternative fuels. RFS II has been, and we expect will continue to be, a factor in the growth of ethanol usage. Due to drought conditions in 2012 and claims that blending of ethanol into the motor fuel supply will be constrained by unwillingness of the market to accept greater than ten percent ethanol blends, or the blend wall, legislation aimed at reducing or eliminating the renewable fuel use required by RFS II has been introduced into Congress.

To further drive the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current ten percent level, or E10, to a 15% level, or E15. Through a series of decisions beginning in October 2010, the EPA has granted a waiver for the use of E15 in model year 2001 and newer passenger vehicles, including cars, sport utility vehicles, and light pickup trucks. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends. On June 24, 2013 the U.S. Supreme Court declined to hear an appeal from the American Petroleum Institute and other organizations challenging the EPA’s decision to permit the sale of E15. According to the EPA, as of March 31, 2014,  82 fuel manufacturers were registered to sell E15. In January 2014, a major fuel retailer announced that it will begin offering E15 to customers with the objective to have 100 of its U.S. stores offering E15 in 2014.

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

The domestic gasoline market continues to evolve as refiners are producing more CBOB, a sub-grade (84 octane) gasoline, which requires ethanol or other octane sources to meet the minimum octane rating requirements for the U.S. gasoline market. The demand for ethanol is also affected by the overall demand for transportation fuel. Currently, according to the EIA, total gasoline demand in the U.S. is approximately 135 billion gallons annually. The ethanol blend rate in 2014 is projected to be approximately 10% of total gasoline demand, or 13.5 billion gallons annually. Demand for transportation fuel is affected by the number of miles traveled by consumers and the fuel economy of vehicles. Market acceptance of E15 may partially offset the effects of this decrease. Consumer acceptance of E15 and E85 (85% ethanol blended) fuels and flex-fuel vehicles is needed before ethanol can achieve any significant growth in market share. In addition, ethanol export markets, although affected by competition from other ethanol exporters, mainly from Brazil, are expected to remain active in 2014. Overall, the industry is producing below the mandated levels but ethanol prices have remained at a discount to gasoline, providing blenders and refiners with an economic incentive to blend.

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

BioProcess Algae announced in April 2013, that it had been selected to receive a grant of up to $6.4 million from the U.S. Department of Energy as part of a pilot-scale biorefinery project related to production of hydrocarbon fuels meeting military specification. The project will use renewable carbon dioxide, lignocellulosic sugars and waste heat through BioProcess Algae’s Grower Harvester™ technology platform. The objective of the project is to demonstrate technologies to cost-effectively convert biomass into advanced drop-in biofuels. BioProcess Algae is required to contribute a minimum of 50% matching funds for the project.

BioProcess Algae intends to expand the algae farm with the construction of additional Grower Harvester™ bioreactors and a new processing facility, pending coordination with the U.S. Department of Energy. When construction is completed, annual capacity is expected be 350 to 400 tons of dry wholesale algae. We increased our ownership of BioProcess Algae to approximately 60% during the first quarter of 2014. However, we still do not possess the requisite control of this investment to consolidate it.

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

Critical Accounting Policies and Estimates

This disclosure is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, depreciation of property and equipment, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. See further discussion of our critical accounting policies and estimates, as well as significant accounting policies, in our annual report on Form 10-K for the year ended December 31, 2013.

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

Results of Operations

Segment Results

Our operations fall within the following four segments: (1) production of ethanol and related distillers grains, collectively referred to as ethanol production, (2) corn oil production, (3) grain handling and storage, collectively referred to as agribusiness, and (4) marketing, merchant trading and logistics services for Company-produced and third-party ethanol, distillers grains, corn oil and other commodities, and the operation of blending and terminaling facilities, collectively referred to as marketing and distribution. Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities. When the Company’s management evaluates segment performance, they review the information provided below, as well as segment earnings before interest, income taxes, noncontrolling interest, depreciation and amortization.

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

In June 2013, we acquired an ethanol plant located in Atkinson, Nebraska with the capacity to produce approximately 50 mmgy. The plant began ethanol production on July 25, 2013. Also, in June 2013, we acquired a grain elevator in Archer, Nebraska. In November 2013, we acquired two ethanol plants located in Fairmont, Minnesota and Wood River, Nebraska with the combined capacity to produce approximately 230 mmgy. The Wood River plant was operating at the time of acquisition and the Fairmont plant began ethanol production on January 2, 2014. The tables below reflect selected operating segment financial information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
Ethanol production:
Revenues from external customers (1)	$(27,431)	$44,408
Intersegment revenues	565,803	464,651
Total segment revenues	538,372	509,059
Corn oil production:
Revenues from external customers (1)	7	-
Intersegment revenues	16,384	15,699
Total segment revenues	16,391	15,699
Agribusiness:
Revenues from external customers (1)	18,241	22,125
Intersegment revenues	304,238	64,919
Total segment revenues	322,479	87,044
Marketing and distribution:
Revenues from external customers (1)	743,072	698,943
Intersegment revenues	33,465	1,289
Total segment revenues	776,537	700,232
Revenues including intersegment activity	1,653,779	1,312,034
Intersegment eliminations	(919,890)	(546,558)
Revenues as reported	$733,889	$765,476
(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Three Months Ended March 31,
	2014	2013
Gross profit:
Ethanol production	$71,688	$1,230
Corn oil production	7,815	7,909
Agribusiness	2,976	1,226
Marketing and distribution	40,716	17,055
Intersegment eliminations	(22,446)	(206)
	$100,749	$27,214
Operating income (loss):
Ethanol production	$66,226	$(2,349)
Corn oil production	7,708	7,810
Agribusiness	935	369
Marketing and distribution	32,494	12,986
Intersegment eliminations	(22,386)	(161)
Corporate activities	(6,634)	(5,951)
	$78,343	$12,704

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Consolidated Results

Consolidated revenues decreased by  $31.6 million for the three months ended March 31, 2014 compared to the same period in 2013. Ethanol revenues decreased by $49.5 million due to a decrease in revenue per gallon partially offset by an increase in volumes sold in the three months ended March 31, 2014 compared to the same period in 2013. The decrease in ethanol revenues were partially offset by an increase in merchant trading activities for other commodities including grain and natural gas, which contributed additional revenues of $2.9 million and $11.6 million, respectively. Gross profit increased by  $73.5 million for the three months ended March 31, 2014 compared to the same period in 2013 primarily as a result of improved margins for ethanol production, a decrease in the cost of corn and profits from merchant trading activities. Operating income increased by $65.6 million for the three months ended March 31, 2014 compared to the same period in 2013 as a result of the factors discussed above reduced by a $7.9 million increase in selling, general and administrative expenses. Selling, general and administrative expenses were higher for the three months ended March 31, 2014 compared to the same period in 2013 due most significantly to an increase in personnel costs and the expanded scope of our operations following the acquisitions of our Atkinson, Fairmont and Wood River ethanol plants in the second and fourth quarters of 2013. Interest expense increased by $1.7 million for the three months ended March 31, 2014 compared to the same period in 2013 due to the issuance of $120.0 million of 3.25% convertible senior notes in September 2013. Income tax expense was $26.5 million for the three months ended March 31, 2014 compared to $1.6 million for the same period in 2013.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Ethanol sold
(thousands of gallons)	230,772	170,841
Distillers grains sold
(thousands of equivalent dried tons)	636	482
Corn consumed
(thousands of bushels)	82,058	59,749

Revenues in the ethanol production segment increased by $29.3 million for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to higher volumes produced and sold, partially offset by lower average ethanol and distillers grains prices. Revenues in the first quarter of 2014 included production from our Atkinson, Fairmont and Wood River plants, which were acquired in 2013 and contributed an additional combined 57.2 million gallons of ethanol production and $134.8 million in revenue. The ethanol production segment produced 230.8 million gallons of ethanol, which represents approximately 95.5% of daily average production capacity, during the first quarter of 2014.

Cost of goods sold in the ethanol production segment decreased by $41.1 million for the three months ended March 31, 2014 compared to the same period in 2013. Consumption of corn increased by 22.3 million bushels but the average cost per bushel decreased by 39% during the three months ended March 31, 2014 compared to the same period in 2013. As a result of the factors identified above, gross profit and operating income for the ethanol production segment increased by $70.5 million and $68.6 million, respectively,  for the three months ended March 31, 2014 compared to the same period in 2013. Depreciation and amortization expense for the ethanol production segment was $13.0 million for the three months ended March 31, 2014 compared to $11.1 million during the same period in 2013.

Corn Oil Production Segment

Revenues in the corn oil production segment increased by $0.7 million for the three months ended March 31, 2014 compared to the same period in 2013. During the three months ended March 31, 2014, we sold 50.6 million pounds of corn oil compared to 38.1 million pounds in the same period of 2013. Production in the first quarter of 2014 included 9.9 million pounds from our ethanol plants acquired in 2013. The average price realized for corn oil was 20%  lower for the first quarter of 2014 compared to the same period in 2013.

Gross profit and operating income in the corn oil production segment decreased by $0.1 million for the three months ended March 31, 2014 compared to the same period in 2013.  The increase in revenues was offset by $0.8 million of additional expense related to increased volumes produced along with higher input costs during the three months ended March 31, 2014 compared to the same period in 2013.

Agribusiness Segment

Revenues in the agribusiness segment increased by $235.4 million and gross profit and operating income increased by $1.8 million and $0.6 million, respectively, for the three months ended March 31, 2014 compared to the same period in 2013. We sold 70.8 million bushels of grain, including 68.7 million bushels to our ethanol production segment during the three months ended March 31, 2014 compared to sales of 11.0 million bushels of grain, including 8.7 million bushels to our ethanol production segment during the same period in 2013. The agribusiness segment focuses on supplying corn to our ethanol plants.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment increased by $76.3 million for the three months ended March 31, 2014 compared to the same period in 2013. The increase in revenues was primarily due to a $44.3 million increase in merchant trading activities for grain, natural gas and other commodities as well as an increase in ethanol revenues of $22.7 million. The marketing and distribution segment sold 267.9 million and 239.2 million gallons of ethanol during the three months ended March 31, 2014 and 2013, respectively.

Gross profit and operating income for the marketing and distribution segment increased by $23.7 million and $19.5 million, respectively, for the three months ended March 31, 2014 compared to the same period in 2013,  primarily due to the increased trading activities discussed above.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $373.3 million for the three months ended March 31, 2014 compared to the same period in 2013 due to the following factors: increased corn sales from our agribusiness segment to our ethanol production segment of $243.0 million, increased natural gas sales from our marketing and distribution segment to our ethanol production segment of $22.7 million, increased sales of ethanol from our ethanol production segment to our marketing and distribution segment of $110.8 million and decreased sales of distillers grains from our ethanol production segment to our marketing and distribution segment of $4.5 million.

Intersegment eliminations of gross profit and operating income increased by $22.2 million for the three months ended March 31, 2014 compared to the same period in 2013 due primarily to a change in the title transfer point for ethanol between segments beginning in the fourth quarter of 2013 and increased product in transit to customers. Beginning October 1, 2013, ethanol is sold from our ethanol production segment to our marketing and distribution segment as it is produced and transferred into storage tanks located at each respective plant. The finished product is then sold from the marketing and distribution segment to external customers.  Profit is recognized by the ethanol production segment upon sale to the marketing and distribution segment but is eliminated from consolidated results until title to the product has been transferred to a third party. During the three months ended March 31, 2014 finished ethanol inventory levels increased primarily due to product that was in-transit to external customers which resulted in a significant increase in intersegment profits that were deferred. The volume of ethanol and distillers grains in transit to customers at March 31, 2014 was affected by transportation constraints this winter.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $0.7 million for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to an increase in personnel costs.

Income Taxes

We record income tax expense or benefit during interim periods based on our best estimate of the annual effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period. We recorded income tax expense of $26.5 million for the three months ended March 31, 2014 compared to $1.6 million for the same period in 2013.  The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 38.0% for the three months ended March 31, 2014 compared to 38.5% for the three months ended March 31, 2013. The annual effective tax rate can be affected as a result of variances among the estimates and amounts of full-year sources of taxable income (among the various states), the realization of tax credits, adjustments that may arise from the resolution of tax matters under review, variances in the release of valuation allowances and an assessment of our liability for uncertain tax positions.

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

	Three Months Ended March 31,
	2014	2013
Net income	$43,203	$2,555
Interest expense	9,759	8,070
Income tax expense	26,525	1,598
Depreciation and amortization	14,627	12,609
EBITDA	$94,114	$24,832

Liquidity and Capital Resources

On March 31, 2014, we had $207.0 million in cash and equivalents, excluding restricted cash, comprised of $142.2 million held at our parent company and the remainder at our subsidiaries. We also had up to an additional $138.5 million available under revolving credit agreements at our subsidiaries, some of which was subject to borrowing base restrictions or other specified lending conditions at March 31, 2014. Funds held at our subsidiaries are generally required for their ongoing operational needs and distributions from our subsidiaries are restricted pursuant to their credit agreements. At March 31, 2014, there were approximately $686.9 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

We incurred capital expenditures of $14.8 million in the first three months of 2014 for various projects, mainly installation of fine grind technology at several of our ethanol plants and improvement of our property at our recently-acquired Fairmont ethanol plant. Capital spending for the remainder of 2014 is expected to be approximately $36.0 million. The remainder of our capital spending is expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

Net cash used by operating activities was $50.2 million for the three months ended March 31, 2014 compared to $11.9 million for the same period in 2013.  Operating activities were affected by an increase in working capital for the three months ended March 31, 2014, primarily consisting of an increase in finished goods inventory and commodity hedging activity. On March 31, 2014, we had $130.4 million in margin deposits for broker margin requirements. Cash used by operating activities for the three months ended March 31, 2013 included cash outflows related to payments for deferred grain contract payables, accrued expenses and derivative financial instruments. Net cash used by investing activities was $14.8 million for the three months ended March 31, 2014, due primarily to capital expenditures at our ethanol plants. Net cash used by financing activities was $12 thousand for the three months ended March 31, 2014. Green Plains Trade and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid, resulting in significant cash movements that are reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

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

We were in compliance with our debt covenants at March 31, 2014. Based upon our forecasts and the current margin environment, we believe we will maintain compliance at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance; however, no obligation exists to provide such liquidity for a subsidiary’s compliance. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results differ significantly from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

In August 2013, our Board of Directors approved the initiation of a quarterly cash dividend. We have paid a quarterly cash dividend of $0.04 per share since initiation and anticipate declaring a cash dividend in future quarters on a regular basis; however, future declarations of dividends are subject to Board approval and may be adjusted as our cash position, business needs or market conditions change.

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

Debt

For additional information related to our debt, see Note 8 – Debt included herein as part of the Notes to Consolidated Financial Statements and Note 10 – Debt included as part of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2013.

Ethanol Production Segment

Each of our ethanol production segment subsidiaries have credit facilities with lender groups that provide for term and revolving term loans to finance construction and operation of the production facilities.

Green Plains Bluffton debt includes a $70.0 million amortizing term loan and a $20.0 million revolving term loan. At March 31, 2014, $25.8 million related to the amortizing term loan was outstanding, along with $20.0 million on the revolving term loan. The amortizing term loan requires monthly principal payments of approximately $0.3 million. The amortizing term loan and revolving term loan mature on January 31, 2015.

Green Plains Central City debt includes a $55.0 million amortizing term loan and a $30.5 million revolving term loan. At March 31, 2014, $31.7 million related to the amortizing term loan was outstanding, and $28.6 million was outstanding on the revolving term loan. The amortizing term loan requires monthly principal payments of $0.5 million. The amortizing term loan and the revolving term loan mature on July 1, 2016.

Green Plains Fairmont and Green Plains Wood River combined debt includes a $27.0 million short-term loan that matures on November 27, 2014 and a $50.0 million term loan that matures on November 27, 2015. At March 31, 2014, $26.3 million was outstanding on the short-term loan and $47.5 million was outstanding on the term loan. The short-term note requires monthly principal payments of $0.2 million with an expected outstanding balance upon maturity of $25.0 million. The term loan requires quarterly principal payments of $2.5 million in 2014 and $1.3 million in 2015.

In February 2014, the Green Plains Holdings II credit agreement was amended. Subsequent to the amendment. Green Plains Holdings II debt includes three individual term loans totaling $46.8 million and a $20.0 million revolving term loan. The amortizing term loans require total quarterly payments of $1.8 million. The final maturity date of the term loans is July 1, 2019 and the maturity date of the revolving term loan is July 1, 2019.

Green Plains Obion debt includes a $60.0 million amortizing term loan and a revolving term loan of $37.4 million. At March 31, 2014, $1.5 million related to the amortizing term loan was outstanding along with $37.4 million on the revolving term loan. The amortizing term loan requires quarterly principal payments of $2.4 million. The amortizing term loan matures on May 20, 2014 and the revolving term loan matures on June 1, 2018.

Green Plains Ord debt includes a $25.0 million amortizing term loan and a $13.0 million revolving term loan. At March 31, 2014, $14.5 million related to the amortizing term loan was outstanding and $12.2 million outstanding on the revolving term loan. The amortizing term loan requires monthly principal payments of approximately $0.2 million. The amortizing term loan and the revolving term loan mature on July 1, 2016.

Green Plains Otter Tail debt includes a $30.3 million amortizing term loan. At March 31, 2014, $16.9 million related to the term loan was outstanding. The amortizing term loan requires monthly principal payments of approximately $0.4 million and matures on September 1, 2018.

Green Plains Shenandoah debt includes a $17.0 million revolving term loan. At March 31, 2014, $15.2 million on the revolving term loan was outstanding. The revolving term loan matures on September 20, 2018.

Green Plains Superior debt includes a $40.0 million amortizing term loan and a $10.0 million revolving term loan. At March 31, 2014, $8.4 million related to the amortizing term loan was outstanding along with $10.0 million on the revolving term loan. The amortizing term loan requires quarterly principal payments of $1.4 million. The amortizing term loan matures on July 20, 2015 and the revolving term loan matures on July 1, 2017.

Each term loan, except for the Green Plains Fairmont and Green Plains Wood River combined loan and the Green Plains Otter Tail loan, has a provision that requires us to make annual special payments ranging from 65% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations. With certain exceptions, the revolving term loans within this segment are generally available for advances throughout the life of the commitment with interest-only payments due each month until the final maturity date.

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

Green Plains Bluffton issued a $22.0 million Subordinate Solid Waste Disposal Facility Revenue Bond with the city of Bluffton, Indiana, with $14.9 million outstanding at March 31, 2014. The revenue bond requires semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019 and a final principal and interest payment of $3.7 million on September 1, 2019. The revenue bond bears interest at 7.50% per annum.

Green Plains Otter Tail issued $19.2 million in senior notes under New Market Tax Credits financing, with $19.2 million outstanding at March 31, 2014. The notes bear interest at a rate equal to the prime rate (as defined) plus 1.5%, but not less than 4.0%, payable monthly, and require monthly principal payments of approximately $0.3 million beginning in September 2014. These senior notes, which were scheduled to mature in September 2018, were extinguished on April 25, 2014, with $2.2 million of the outstanding obligation forgiven according to terms of the financing.

Additionally, certain locations had small equipment financing loans, capital leases on equipment or facilities, or other forms of debt financing.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured revolving credit facility to provide the agribusiness segment with working capital funding subject to a borrowing base as defined in the facility. The revolving credit facility matures on August 26, 2016.  The revolving credit facility includes total revolving credit commitments of $125.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $75.0 million of new lender commitments upon agent approval. The facility also allows for additional seasonal borrowings up to $50.0 million. The total commitments outstanding under the facility cannot exceed $250.0 million. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment. Advances on the revolving credit facility are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period, or the base rate, plus the respective applicable margin. At March 31, 2014, $55.0 million on the revolving credit facility was outstanding. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment.

Marketing and Distribution Segment

Green Plains Trade has a senior secured asset-based revolving credit facility of up to $130.0 million, subject to a borrowing base value equal to the sum of percentages of eligible receivables and eligible inventories, less certain miscellaneous adjustments. At March 31, 2014,  $61.5 million was outstanding on the revolving credit facility. The revolving credit facility expires on April 25, 2016 and bears interest at the lender’s commercial floating rate plus the applicable margin or LIBOR plus the applicable margin. As security for the loan, the lender received a first-position lien on substantially all of the assets of Green Plains Trade, including accounts receivable, inventory and other property and collateral owned by Green Plains Trade.

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

Corporate Activities

In September 2013,  we issued $120.0 million of 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes. The 3.25% Notes represent senior, unsecured obligations, with interest payable on April 1 and October 1 of each year. Conversion of the 3.25% Notes may only be settled in shares of common stock unless shareholder approval is received to allow for flexible settlement consisting of, at our election, cash, shares of our common stock, or a combination of cash and shares of our common stock (and cash in lieu of fractional shares) until the day immediately preceding the maturity date. As a result, the 3.25% Notes contain liability and equity components which were bifurcated and accounted for separately. The liability component of the 3.25% Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.21% effective interest rate, which was determined by considering the rate of return investors would require for comparable debt without conversion rights. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 3.25% Notes, resulting in the initial recognition of $24.5 million as debt discount costs recorded in additional paid-in capital. The carrying amount of the 3.25% Notes will be accreted to the principal amount over the remaining term to maturity, and we will record a corresponding amount of non-cash interest expense. Additionally, we incurred debt issuance costs of $5.1 million related to the 3.25% Notes and allocated $4.0 million of debt issuance costs to the liability component of the 3.25% Notes. These costs will be amortized to non-cash interest expense over the five-year term of the 3.25% Notes. Prior to April 1, 2018, the 3.25% Notes will not be convertible unless certain conditions are satisfied. The initial conversion rate is 47.9627 shares of common stock per $1,000 principal amount of 3.25% Notes, which is equal to an initial conversion price of approximately $20.85 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, including the payment of a quarterly cash dividend that exceeds $0.04 per share. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including calling the 3.25% Notes for redemption.

We may redeem for cash all, but not less than all, of the 3.25% Notes at any time on or after October 1, 2016 if the sale price of our common stock equals or exceeds 140% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date we deliver notice of the redemption. The redemption price will equal 100% of the principal amount of the 3.25% Notes, plus any accrued and unpaid interest. In addition, upon the occurrence of a fundamental change, such as a change in control, holders of the 3.25% Notes will have the right, at their option, to require us to repurchase their 3.25% Notes in cash at a price equal to 100% of the principal amount of the 3.25% Notes to be repurchased, plus accrued and unpaid interest. Default with respect to any loan in excess of $10.0 million constitutes an event of default under the 3.25% Notes, which could result in the 3.25% Notes being declared due and payable.

In November 2010, we issued $90.0 million of 5.75% Convertible Senior Notes due 2015, or the 5.75% Notes. On February 14, 2014, we gave notice of our intention to redeem all of the outstanding 5.75% Notes pursuant to the optional redemption right in the indenture governing the 5.75% Notes. The 5.75% Notes were convertible into shares of the Company’s common stock at the conversion rate of 72.5846 shares of common stock for each $1,000 principal amount of 5.75% Notes from February 14, 2014 through February 28, 2014. From March 1, 2014 to March 19, 2014, the conversion rate was adjusted to 72.6961 shares of common stock for each $1,000 principal amount as a result of the quarterly cash dividend. Approximately $89.95 million of the 5.75% Notes were submitted for conversion into 6,532,713 shares of common stock through March 19, 2014. On March 20, 2014, the Company redeemed the remaining 5.75% Notes at par value plus accrued and unpaid interest through March 19, 2014. All $90.0 million of the 5.75% Notes were retired effective March 20, 2014.

Contractual Obligations

Our contractual obligations as of March 31, 2014 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term and short-term debt obligations (1)	$ 664,828	$ 263,068	$ 166,552	$ 183,173	$ 52,035
Interest and fees on debt obligations (2)	85,485	28,900	29,045	13,713	13,827
Operating lease obligations (3)	84,116	30,524	31,281	16,920	5,391
Deferred tax liabilities	100,650	-	-	-	100,650
Purchase obligations
Forward grain purchase contracts (4)	663,693	655,302	5,974	2,000	417
Other commodity purchase contracts (5)	62,239	62,239	-	-	-
Other	239	176	63	-	-
Total contractual obligations	$ 1,661,250	$ 1,040,209	$ 232,915	$ 215,806	$ 172,320

(1) Includes the current portion of long-term debt and excludes the effect of any debt discounts.
(2) Interest amounts are calculated over the terms of the loans using current interest rates, assuming scheduled principal and interest amounts are paid pursuant to the debt agreements. Includes administrative and/or commitment fees on debt obligations.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we had $642.5 million outstanding in debt as of March 31, 2014, $311.1 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $2.1 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally designated as normal purchase or normal sale contracts and are not recognized until quantities are delivered or utilized in production. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are deferred in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. During the three months ended March 31, 2014, revenues included net losses of $70.2 million and cost of goods sold included net gains of  $3.3 million from derivative financial instruments. To the extent net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sales has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from March 31, 2014. This analysis includes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	1,020,000	Gallons	$107,762
Corn	360,000	Bushels	$84,459
Distillers grains	2,900	Tons (2)	$23,773
Natural gas	28,600	MMBTU (3)	$6,072

(1) Assumes production at full capacity.
(2) Distillers grains quantities are stated on an equivalent dried ton basis.
(3) Millions of British Thermal Units.

Corn Oil Production Segment

A sensitivity analysis has been prepared to estimate our corn oil production segment exposure to corn oil price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn oil output for a one-year period from March 31, 2014. This analysis includes the impact of risk management activities that result from our use of fixed-price sale contracts. Market risk at March 31, 2014,  based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $4.6 million.

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

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position, which is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices, is approximately $8 thousand at March 31, 2014. Market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $500.

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

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There were no material changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently involved in litigation that has arisen in the ordinary course of business; however, we do not believe that any of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.  Risk Factors.

Investors should carefully consider the discussion of risks and the other information included in our annual report on Form 10-K for the year ended December 31, 2013 and in this quarterly report on Form 10-Q, including Cautionary Information Regarding Forward-Looking Information, which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. The following risk factors should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

Tank cars used to transport crude oil and ethanol may need to be retrofitted or replaced to meet potential new rail safety standards.

The U.S. ethanol industry has long relied on the railroads to deliver its product to market. The Company has approximately 2,200 leased tank cars. These leased tank cars may need to be retrofitted or replaced if new standards are adopted in the U.S. to address concerns related to safety in the event of a derailment. Recently, the Canadian government proposed that its nation’s rail shippers use sturdier tank cars for transportation of crude oil and ethanol by 2017; however, a complete definition of the required changes has not been issued. While we cannot predict the nature or timing of changes in U.S. railcar safety standards at this time, upgrades or replacements of our tank cars, if required, may have an adverse effect on our operations as lease costs for tank cars  would likely increase. Additionally, existing tank cars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares upon the vesting of restricted stock grants to satisfy statutory minimum required payroll tax withholding obligations. The following table sets forth the shares that were surrendered by month during the first quarter of 2014.

Month	Total Number of Shares Withheld	Average Price Paid per Share
January	-	$ -
February	117,714	23.01
March	33,975	27.65
Total	151,689	$ 24.05

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description of Exhibit

10.1	Second Amendment to Amended and Restated Credit Agreement, dated February 28, 2014, by and between Green Plains Holdings II LLC and CoBank ACB
10.2	Employment Agreement by and between Green Plains Renewable Energy, Inc. and Patrich Simpkins dated April 1, 2012
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from Green Plains Renewable Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 1, 2014	GREEN PLAINS RENEWABLE ENERGY, INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: May 1, 2014	By: /s/ Jerry L. Peters _ Jerry L. Peters Chief Financial Officer (Principal Financial Officer)