Form 10-Q
period 2014-06-30
Green Plains Inc.
filed 2014-07-31
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

Commission File Number 001-32924

Green Plains Inc.

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

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of July 28, 2014 was 37,564,050 shares.

GREEN PLAINS INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$333,379	$272,027
Restricted cash	41,278	26,994
Accounts receivable, net of allowances of $360 and $308, respectively	120,902	106,808
Inventories	135,039	158,328
Prepaid expenses and other	11,409	12,893
Deferred income taxes	8,255	7,619
Derivative financial instruments	62,664	48,636
Total current assets	712,926	633,305
Property and equipment, net of accumulated depreciation of
$244,105 and $215,519, respectively	818,738	806,046
Goodwill	40,877	40,877
Other assets	53,350	51,817
Total assets	$1,625,891	$1,532,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$111,724	$112,001
Accrued and other liabilities	41,120	37,949
Income taxes payable	24,731	696
Unearned revenue	7,236	4,118
Short-term notes payable and other borrowings	131,589	171,500
Current maturities of long-term debt	38,226	82,933
Total current liabilities	354,626	409,197

Long-term debt	461,913	480,746
Deferred income taxes	96,465	91,294
Other liabilities	5,521	5,450
Total liabilities	918,525	986,687

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized;
44,764,050 and 37,703,946 shares issued, and 37,564,050
and 30,503,946 shares outstanding, respectively	45	38
Additional paid-in capital	565,939	468,962
Retained earnings	221,129	148,505
Accumulated other comprehensive loss	(13,939)	(6,339)
Treasury stock, 7,200,000 shares	(65,808)	(65,808)
Total stockholders' equity	707,366	545,358
Total liabilities and stockholders' equity	$1,625,891	$1,532,045

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$837,858	$804,696	$1,571,747	$1,570,172
Cost of goods sold	759,543	772,085	1,392,683	1,510,347
Gross profit	78,315	32,611	179,064	59,825
Selling, general and administrative expenses	19,369	14,049	41,774	28,558
Operating income	58,946	18,562	137,290	31,267
Other income (expense)
Interest income	143	63	255	102
Interest expense	(9,704)	(7,762)	(19,463)	(15,833)
Other, net	704	(610)	1,734	(1,130)
Total other expense	(8,857)	(8,309)	(17,474)	(16,861)
Income before income taxes	50,089	10,253	119,816	14,406
Income tax expense	17,775	4,288	44,299	5,886
Net income	$32,314	$5,965	$75,517	$8,520

Earnings per share:
Basic	$0.86	$0.20	$2.14	$0.28
Diluted	$0.82	$0.19	$1.88	$0.28
Weighted average shares outstanding:
Basic	37,467	30,160	35,322	30,047
Diluted	39,359	36,804	41,308	30,367

Cash dividend declared per share	$0.04	$-	$0.08	$-

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$32,314	$5,965	$75,517	$8,520
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during period, net of tax (expense) benefit of ($12,364), $10,807, $72,146
and $18,438, respectively	19,671	(15,084)	(119,121)	(28,592)
Reclassification of realized (gains) losses on derivatives, net of tax benefit of $36,471, $12,470, $67,543
and $16,108, respectively	58,020	17,405	111,521	24,979
Total other comprehensive income (loss), net of tax	77,691	2,321	(7,600)	(3,613)
Comprehensive income	$110,005	$8,286	$67,917	$4,907

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$75,517	$8,520
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	29,362	25,044
Amortization of debt issuance costs	2,473	1,841
Amortization of debt discount	2,076	-
Deferred income taxes	9,463	6,303
Stock-based compensation	3,037	1,892
Undistributed equity in (income) loss of affiliates	871	1,130
Other	52	1,402
Changes in operating assets and liabilities before
effects of business combinations:
Accounts receivable	(6,509)	(25,450)
Inventories	29,018	66,006
Derivative financial instruments	(26,232)	(3,896)
Prepaid expenses and other assets	1,599	6,323
Accounts payable and accrued liabilities	2,461	(18,935)
Income taxes payable	24,035	(1,497)
Unearned revenues	2,854	1,237
Other	936	(136)
Net cash provided by operating activities	151,013	69,784

Cash flows from investing activities:
Purchases of property and equipment	(28,935)	(4,948)
Acquisition of businesses, net of cash acquired	(23,900)	(15,305)
Investments in unconsolidated subsidiaries	(3,277)	(803)
Net cash used by investing activities	(56,112)	(21,056)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	443,767	39,700
Payments of principal on long-term debt	(419,699)	(72,635)
Proceeds from short-term borrowings	1,782,974	1,658,400
Payments on short-term borrowings	(1,822,904)	(1,726,284)
Payment of cash dividends	(2,893)	-
Change in restricted cash	(12,084)	12,728
Payments of loan fees	(6,286)	(1,936)
Proceeds from exercises of stock options	3,576	473
Net cash used by financing activities	(33,549)	(89,554)

Net change in cash and cash equivalents	61,352	(40,826)
Cash and cash equivalents, beginning of period	272,027	254,289
Cash and cash equivalents, end of period	$333,379	$213,463

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Six Months Ended June 30,
	2014	2013

Supplemental disclosures of cash flow:
Cash paid for income taxes	$7,790	$1,831
Cash paid for interest	$18,117	$16,072

Supplemental investing and financing activities:
Assets acquired in acquisitions and mergers	$25,611	$15,870
Less: liabilities assumed	(1,711)	(565)
Net assets acquired	$23,900	$15,305

Common stock issued for conversion of 5.75% Notes	$89,950	$-

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References to the Company

References to “Green Plains” or the “Company” in the consolidated financial statements and in these notes to the consolidated financial statements refer to Green Plains Inc., an Iowa corporation, and its subsidiaries.

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

Description of Business

Green Plains is North America’s fourth largest ethanol producer. The Company operates its business within four segments: (1) production of ethanol and distillers grains, collectively referred to as ethanol production, (2) corn oil production, (3) grain handling and storage and cattle feedlot operations, collectively referred to as agribusiness, and (4) marketing, merchant trading and logistics services for Company-produced and third-party ethanol, distillers grains, corn oil and other commodities, and the operation of blending and terminaling facilities, collectively referred to as marketing and distribution. The Company also is a partner in a joint venture to commercialize advanced technologies for growing and harvesting of algal biomass.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured.

For sales of ethanol, distillers grains and other commodities by the Company’s marketing business, revenue is recognized when title to the product and risk of loss transfer to an external customer. Revenues related to marketing operations for third parties are recorded on a gross basis as the Company takes title to the product and assumes risk of loss. Unearned revenue is reflected on the consolidated balance sheets for goods in transit for which the Company has received payment and title has not been transferred to the customer. Revenues from the Company’s biofuel terminal operations, which include ethanol transload and splash blending services, are recognized when these services are completed.

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

Sales of agricultural commodities, including cattle, are recognized when title to the product and risk of loss transfer to the customer, which is dependent on the agreed upon sales terms with the customer. These sales terms provide for passage of title either at the time shipment is made or at the time the commodity has been delivered to its destination and final weights, grades and settlement prices have been agreed upon with the customer. Revenues related to grain merchandising are presented gross in the statements of operations with amounts billed for shipping and handling included in revenues and also as a component of cost of goods sold. Revenues from grain storage are recognized as services are rendered.

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

The Company uses exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agribusiness segment’s grain and cattle inventories and forward purchase and sale contracts. Exchange-traded futures and options contracts are valued at quoted market prices. These contracts are predominantly settled in cash. The Company is exposed to loss in the event of non-performance by the counter-party to forward purchase and forward sale contracts. Grain inventories held for sale, forward purchase contracts and forward sale contracts in the agribusiness segment are valued at market prices, where available, or other market quotes adjusted for differences, primarily transportation, between the exchange-traded market and the local markets on which the terms of the contracts are based. Changes in the fair value of grain inventories held for sale, forward purchase and sale contracts, and exchange-traded futures and options contracts in the agribusiness segment are recognized in earnings as a component of cost of goods sold.

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

Certain qualifying derivatives related to the ethanol production segment are designated as cash flow hedges. Prior to entering into cash flow hedges, the Company evaluates the derivative instrument to ascertain its effectiveness. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, the Company would discontinue cash flow hedge treatment, which would affect earnings. These derivative financial instruments are recognized in current assets or other current liabilities at fair value.

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

Recent Accounting Pronouncements

Effective January 1, 2017, the Company will adopt the amended guidance in ASC Topic 606, Revenue from Contracts with Customers. The amended guidance requires revenue recognition to reflect the transfer of promised goods or services to customers and replaces existing revenue recognition guidance. The updated standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the updated standard on its consolidated financial statements and related disclosures.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The following tables set forth the Company’s assets and liabilities by level for the periods indicated (in thousands):

	Fair Value Measurements at June 30, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$333,379	$-	$-	$333,379
Restricted cash	41,278	-	-	41,278
Margin deposits	69,387	-	(69,387)	-
Inventories carried at market	-	20,099	-	20,099
Unrealized gains on derivatives	6,914	29,282	26,468	62,664
Other assets	119	-	-	119
Total assets measured at fair value	$451,077	$49,381	$(42,919)	$457,539

Liabilities:
Unrealized losses on derivatives	$34,820	$20,184	$(42,919)	$12,085
Total liabilities measured at fair value	$34,820	$20,184	$(42,919)	$12,085

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$272,027	$-	$-	$272,027
Restricted cash	26,994	-	-	26,994
Margin deposits	77,102	-	(77,102)	-
Inventories carried at market	-	23,782	-	23,782
Unrealized gains on derivatives	3,629	18,712	26,295	48,636
Other assets (1)	2,200	-	-	2,200
Total assets measured at fair value	$381,952	$42,494	$(50,807)	$373,639

Liabilities:
Unrealized losses on derivatives	$50,807	$4,612	$(50,807)	$4,612
Other	9	-	-	9
Total liabilities measured at fair value	$50,816	$4,612	$(50,807)	$4,621

(1) Represents long-term restricted cash related to the $22.0 million revenue bond of Green Plains Bluffton.

The Company believes the fair value of its debt approximated $636.1 million compared to a book value of $631.7 million at June 30, 2014 and the fair value of its debt approximated $775.7 million compared to a book value of $735.2 million at December 31, 2013. The Company estimates the fair value of its outstanding debt using Level 2 inputs. The Company believes the fair values of its accounts receivable and accounts payable approximated book value, which were $120.9 million and $111.7 million, respectively, at June 30, 2014 and $106.8 million and $112.0 million, respectively, at December 31, 2013.

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

4.  SEGMENT INFORMATION

Company management reviews financial and operating performance in the following four separate operating segments: (1) production of ethanol and distillers grains, collectively referred to as ethanol production, (2) corn oil production, (3) grain handling and storage and cattle feedlot operations, collectively referred to as agribusiness, and (4) marketing, merchant trading and logistics services for Company-produced and third-party ethanol, distillers grains, corn oil and other commodities, and the operation of blending and terminaling facilities, collectively referred to as marketing and distribution. Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities.

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

The following tables set forth certain financial data for the Company’s operating segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Ethanol production:
Revenues from external customers (1)	$(71,054)	$34,338	$(98,486)	$78,745
Intersegment revenues	603,529	496,066	1,169,332	960,717
Total segment revenues	532,475	530,404	1,070,846	1,039,462
Corn oil production:
Revenues from external customers (1)	(7)	-	-	-
Intersegment revenues	20,381	16,315	36,765	32,014
Total segment revenues	20,374	16,315	36,765	32,014
Agribusiness:
Revenues from external customers (1)	33,488	15,998	51,729	38,124
Intersegment revenues	347,116	159,170	651,354	224,088
Total segment revenues	380,604	175,168	703,083	262,212
Marketing and distribution:
Revenues from external customers (1)	875,431	754,360	1,618,504	1,453,303
Intersegment revenues	34,595	2,123	68,060	3,413
Total segment revenues	910,026	756,483	1,686,564	1,456,716
Revenues including intersegment activity	1,843,479	1,478,370	3,497,258	2,790,404
Intersegment eliminations	(1,005,621)	(673,674)	(1,925,511)	(1,220,232)
Revenues as reported	$837,858	$804,696	$1,571,747	$1,570,172

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross profit:
Ethanol production	$35,171	$10,729	$106,859	$11,959
Corn oil production	10,931	7,873	18,746	15,782
Agribusiness	2,499	945	5,475	2,171
Marketing and distribution	9,899	13,404	50,615	30,459
Intersegment eliminations	19,815	(340)	(2,631)	(546)
	$78,315	$32,611	$179,064	$59,825
Operating income:
Ethanol production	$30,111	$7,006	$96,337	$4,657
Corn oil production	10,874	7,821	18,582	15,631
Agribusiness	1,269	248	2,205	617
Marketing and distribution	4,391	9,210	36,885	22,196
Intersegment eliminations	19,815	(340)	(2,571)	(500)
Corporate activities	(7,514)	(5,383)	(14,148)	(11,334)
	$58,946	$18,562	$137,290	$31,267

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Ethanol	$618,386	$624,367	$1,148,427	$1,203,902
Distillers grains	143,695	123,020	280,687	254,440
Corn oil	22,196	17,276	39,328	34,372
Grain	44,172	28,547	73,372	54,867
Other	9,409	11,486	29,933	22,591
	$837,858	$804,696	$1,571,747	$1,570,172

The following table sets forth total assets by operating segment (in thousands):

	June 30,	December 31,
	2014	2013
Total assets:
Ethanol production	$917,151	$911,315
Corn oil production	34,951	28,569
Agribusiness	118,028	165,570
Marketing and distribution	299,156	258,361
Corporate assets	266,272	175,210
Intersegment eliminations	(9,667)	(6,980)
	$1,625,891	$1,532,045

5.  INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale and fair value hedged inventories, which are valued at market value. The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Finished goods	$45,063	$56,664
Grain held for sale	10,399	23,782
Raw materials	49,507	51,726
Work-in-process	13,127	11,506
Supplies and parts	16,943	14,650
	$135,039	$158,328

6.  GOODWILL

The Company did not have any changes in the total carrying amount of goodwill, which was $40.9 million during the six months ended June 30, 2014. Goodwill of $30.3 million is attributable to the ethanol production segment and $10.6 million is attributable to the marketing and distribution segment.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2014, the Company’s consolidated balance sheet reflects unrealized losses, net of tax, of $13.9 million in accumulated other comprehensive loss. The Company expects that all of the unrealized losses at June 30, 2014 will be reclassified into operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in operating income, however, will differ as commodity prices change.

Fair Values of Derivative Instruments

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the consolidated balance sheets in which the fair values are reflected (in thousands):

	Asset Derivatives'				Liability Derivatives'
	Fair Value				Fair Value
	June 30,		December 31,		June 30,	December 31,
	2014		2013		2014	2013
Derivative financial instruments (1)	$(6,723)	(2)	$(28,466)	(3)	$-	$-
Accrued and other liabilities	-		-		12,085	4,612
Total	$(6,723)		$(28,466)		$12,085	$4,612

(1) Derivative financial instruments as reflected on the consolidated balance sheets are net of related margin deposit assets of $69.4 million and $77.1 million at June 30, 2014 and December 31, 2013, respectively.

(2) Balance at June 30, 2014 includes $42.2 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

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

Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The following tables provide information about gains or losses recognized in income and other comprehensive income on the Company’s derivative financial instruments and the line items in the consolidated financial statements in which such gains and losses are reflected (in thousands):

Gains (Losses) on Derivative Instruments Not	Three Months Ended June 30,		Six Months Ended June 30,
Designated in a Hedging Relationship	2014	2013	2014	2013
Revenues	$(4,884)	$(2,815)	$13,366	$(14,482)
Cost of goods sold	3,560	190	2,398	11,207
Net increase (decrease) recognized in earnings before tax	$(1,324)	$(2,625)	$15,764	$(3,275)

Gains (Losses) Due to Ineffectiveness	Three Months Ended June 30,		Six Months Ended June 30,
of Cash Flow Hedges	2014	2013	2014	2013
Revenues	$264	$(20)	$(82)	$(27)
Cost of goods sold	(1,610)	1	(750)	(24)
Net increase (decrease) recognized in earnings before tax	$(1,346)	$(19)	$(832)	$(51)

Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
into Net Income	2014	2013	2014	2013
Revenues	$(125,177)	$(23,841)	$(213,323)	$(34,220)
Cost of goods sold	30,686	(6,034)	34,259	(6,867)
Net decrease recognized in earnings before tax	$(94,491)	$(29,875)	$(179,064)	$(41,087)

Effective Portion of Cash Flow Hedges Recognized in	Three Months Ended June 30,		Six Months Ended June 30,
Other Comprehensive Income (Loss)	2014	2013	2014	2013
Commodity Contracts	$32,035	$(25,891)	$(191,267)	$(47,030)

Gains (Losses) from Fair Value	Three Months Ended June 30,		Six Months Ended June 30,
Hedges of Inventory	2014	2013	2014	2013
Revenues (effect of change in inventory value)	$-	$(301)	$-	$-
Revenues (effect of fair value hedge)	-	301	-	-
Cost of goods sold (effect of change in inventory value)	(693)	-	2,453	-
Cost of goods sold (effect of fair value hedge)	729	-	(2,049)	-
Ineffectiveness recognized in earnings before tax	$36	$-	$404	$-

There were no gains or losses due to the discontinuance of cash flow hedge or fair value hedge treatment during the three and six months ended June 30, 2014 and 2013.

The following table summarizes volumes of open commodity derivative positions as of June 30, 2014 (in thousands):

June 30, 2014
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity
Futures	(2,095)				Bushels	Corn, Soybeans and Wheat
Futures	54,550	(3)			Bushels	Corn
Futures	11,970				Gallons	Ethanol
Futures	(282,156)	(3)			Gallons	Ethanol
Futures	(150)				mmBTU	Natural Gas
Futures	(2,092)	(4)			mmBTU	Natural Gas
Futures	(1,800)				Pounds	Cattle
Options	744				Bushels	Corn, Soybeans and Wheat
Options	17,575				Gallons	Ethanol
Options	4,893				Pounds	Soybean Oil
Forwards			8,241	(4,697)	Bushels	Corn and Soybeans
Forwards			11,299	(101,570)	Gallons	Ethanol
Forwards			76	(535)	Tons	Distillers Grains
Forwards			2,496	(125,472)	Pounds	Corn Oil

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.
(4)	Futures used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Revenues and cost of goods sold under such contracts are summarized in the table below for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$962	$7,779	$4,582	$9,762
Cost of goods sold	1,134	7,636	5,878	9,598

8.  DEBT

The principal balances of the components of long-term debt are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Green Plains Bluffton:
$70.0 million term loan	$-	$26,621
$20.0 million revolving term loan	-	15,000
$22.0 million revenue bond	14,865	15,780
Green Plains Central City:
$55.0 million term loan	-	33,100
$30.5 million revolving term loan	-	17,739
Equipment financing loan	-	36
Green Plains Fairmont and Green Plains Wood River:
$50.0 million term loan	45,000	50,000
$27.0 million term loan	-	26,756
Tax increment financing bond	3,897	3,626
Capital leases on grain facilities	9,994	9,994
Capital leases on equipment and other	4,399	5,489
Green Plains Holdings II:
$46.8 million term loans	33,010	15,914
$20.0 million revolving term loan	9,954	31,960
Green Plains Obion:
$60.0 million term loan	-	3,879
$37.4 million revolving term loan	25,425	28,400
Equipment financing loan	40	126
Economic development grant	1,200	1,245
Green Plains Ord:
$25.0 million term loan	-	15,143
$13.0 million revolving term loan	-	2,151
Green Plains Otter Tail:
$30.3 million term loan	-	17,960
$19.2 million note payable	-	19,151
Equipment financing loan	12	-
Green Plains Processing:
$225.0 million term loan	225,000	-
Green Plains Shenandoah:
$17.0 million revolving term loan	-	9,000
Green Plains Superior:
$40.0 million term loan	7,000	9,750
$10.0 million revolving term loan	10,000	8,000
Equipment financing loan	-	18
Corporate:
$90.0 million convertible notes	-	90,000
$120.0 million convertible notes	98,707	96,653
Capital lease	76	188
Other	11,560	10,000
Total long-term debt	500,139	563,679
Less: current portion of long-term debt	(38,226)	(82,933)
Long-term debt	$461,913	$480,746

Short-term notes payable and other borrowings at June 30, 2014 included working capital revolvers at Green Plains Grain and Green Plains Trade with outstanding balances of $42.0 million and $89.6 million, respectively. Short-term notes payable and other borrowings at December 31, 2013 included working capital revolvers at Green Plains Grain and Green Plains Trade with outstanding balances of $95.0 million and $76.5 million, respectively.

Ethanol Production Segment

Term Loans

Scheduled principal payments are as follows:

•	Green Plains Fairmont and Green Plains	$2.5 million per quarter, decreasing
	Wood River $50.0 million term loan	to $1.3 million per quarter in 2015
•	Green Plains Holdings II	$1.8 million per quarter
•	Green Plains Processing	$0.6 million per quarter
•	Green Plains Superior	$1.4 million per quarter

Final maturity dates (at the latest) are as follows:

•	Green Plains Fairmont and Green Plains
	Wood River $50.0 million term loan	November 27, 2015
•	Green Plains Holdings II	July 1, 2019
•	Green Plains Processing	June 30, 2020
•	Green Plains Superior	July 20, 2015

Revolving Term Loans – The revolving term loans are generally available for advances throughout the life of the commitment, subject, in certain cases, to borrowing base restrictions. Allowable advances under the Green Plains Superior loan agreement are reduced by $2.5 million each six-month period commencing on the first day of the month beginning six months after repayment of the term loan, but in no event later than January 1, 2016. Allowable advances under the Green Plains Obion loan agreement are reduced by $0.8 million on a quarterly basis commencing on August 20, 2014. Interest-only payments are due each month on all revolving term loans until their final respective maturity dates.

Final maturity dates (at the latest) are as follows:

•	Green Plains Holdings II	July 1, 2019
•	Green Plains Obion	May 20, 2020
•	Green Plains Superior	July 1, 2017

During the second quarter of 2014, Green Plains Processing LLC, a wholly-owned subsidiary of Green Plains Inc., issued term debt under a $225 million Term Loan B facility, which was used to repay all term loans and revolving term loans at Green Plains Bluffton, Green Plains Central City, Green Plains Ord, Green Plains Otter Tail and Green Plains Shenandoah, including the Green Plains Bluffton Revenue Bonds. The new facility is secured by the Atkinson, Bluffton, Central City, Ord, Otter Tail and Shenandoah ethanol plants and bears interest at a rate equal to 5.5% plus LIBOR, subject to a 1.0% floor. At June 30, 2014, the interest rate on this term debt was 6.5%. The facility matures on June 30, 2020.

In 2007, Green Plains Bluffton issued $22.0 million of Subordinate Solid Waste Disposal Facility Revenue Bonds bearing interest at 7.50% per annum with the City of Bluffton, Indiana. The revenue bonds required: (1) semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019 and (2) a final principal and interest payment of $3.7 million on September 1, 2019. On July 16, 2014, the revenue bonds were paid in full in accordance with the terms of the $225 million Term Loan B facility.

Green Plains Otter Tail issued $19.2 million in senior notes under New Market Tax Credits financing. The notes bear interest at an annual rate equal to the prime rate (as defined) plus 1.5%, but not less than 4.0%, payable monthly, and require monthly principal payments of approximately $0.3 million beginning in September 2014. These senior notes, which were scheduled to mature in September 2018, were extinguished on April 25, 2014, with $2.2 million of the outstanding obligation forgiven according to terms of the financing, which is included in other income in the consolidated financial statements for the three and six months ended June 30, 2014.

Allowable dividends and other non-overhead distributions from each respective subsidiary are subject to certain additional restrictions including compliance with all loan covenants, terms and conditions, as follows:

•	Green Plains Fairmont and	Up to amounts equal to permitted tax distributions, as defined in the
	Green Plains Wood River	loan agreement
•	Green Plains Holdings II	Up to 40% of net profit before tax, and unlimited if working capital is greater than or equal to $20.0 million
•	Green Plains Obion	Up to 40% of net profit before tax, and unlimited if working capital is greater than or equal to $15.0 million
•	Green Plains Processing	Unlimited amount may be distributed after free cash flow payment is made, as defined in the loan agreement
•	Green Plains Superior	Up to 40% of net profit before tax, and unlimited after free cash flow payment is made

In February 2014, the Green Plains Holdings II credit agreement was amended and in June 2014, the Green Plains Obion revolving term loan was amended. The discussions above have been updated to reflect the amendments.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility with various lenders to provide for working capital financing subject to a borrowing base as defined in the facility. The lenders will make loans up to the maximum commitment based on eligible collateral. The amount of eligible collateral is determined by a calculated borrowing base value equal to the sum of percentages of eligible cash, eligible receivables and eligible inventories, less certain miscellaneous adjustments. Advances are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period plus the applicable margin or a rate per annum equal to the base rate plus the applicable margin. The revolving credit facility matures on August 26, 2016. The revolving credit facility includes total revolving credit commitments of $125.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $75.0 million of new lender commitments upon agent approval. The facility also allows for additional seasonal borrowings up to $50.0 million. The total commitments outstanding under the facility cannot exceed $250.0 million. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment. In addition to other customary covenants, this revolving credit facility contains restrictions on distributions with respect to capital stock, with exceptions for distributions of up to 40% of net profit before tax, subject to certain conditions.

Marketing and Distribution Segment

Green Plains Trade has a $130.0 million senior secured asset-based revolving credit facility with various lenders to provide for working capital financing subject to a borrowing base as defined in the facility. The lenders will make loans up to $130.0 million based on eligible collateral. The amount of eligible collateral is determined by a calculated borrowing base value equal to the sum of percentages of eligible receivables and eligible inventories, less certain miscellaneous adjustments. The outstanding balance, if any, is subject to interest charges at the lender’s floating base rate plus the applicable margin or LIBOR plus the applicable margin. The revolving credit facility matures on April 26, 2016. In addition to other customary covenants, this revolving credit facility contains restrictions on distributions with respect to capital stock, with exceptions for distributions with respect to tax obligations, subject to certain conditions, whereby distributions may be made in an amount up to 50% of net income if, (a) undrawn availability under this facility, on a pro forma basis, is greater than $10.0 million for the preceding 30 days and (b) as of the date of the distribution, the borrower would be in compliance with the fixed charge coverage ratio on a pro forma basis. At June 30, 2014, Green Plains Trade had $18.0 million presented as restricted cash on the consolidated balance sheets, the use of which was restricted for repayment towards the outstanding loan balance.

In June 2013, subsidiaries of the Company executed a New Markets Tax Credits financing transaction related to the Birmingham, Alabama terminal. In order to facilitate this financing transaction, the Company was required to issue promissory notes payable in the amount of $10.0 million and a note receivable in the amount of $8.1 million. The promissory notes payable and note receivable bear interest at 1% per annum, payable quarterly. Beginning in March 2020, the promissory notes and note receivable each require quarterly principal and interest payments of approximately $0.2 million; the Company retains the right to call $8.1 million of the promissory notes in 2020. The promissory notes payable and note receivable mature on September 15, 2031 and will be fully amortized upon maturity. In connection with the New Markets Tax Credits financing transaction, income tax credits were generated for the benefit of the lender. The Company has guaranteed the lender the value of these income tax credits over their statutory lives, a period of seven years, in the event that the income tax credits are recaptured or reduced. The value of the income tax credits was anticipated to be $5.0 million at the time of the transaction. The Company believes the likelihood of recapture or reduction of the income tax credits is remote, and therefore has not established a liability in connection with this guarantee.

Corporate Activities

In September 2013, the Company issued $120.0 million of 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes. The 3.25% Notes represent senior, unsecured obligations of the Company, with interest payable on April 1 and October 1 of each year. At the time the Company issued the 3.25% Notes, it was only permitted to settle conversions with shares of its common stock. The Company received shareholder approval at its 2014 annual meeting, held in the second quarter, to allow for flexible settlement which gives it the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company intends to satisfy conversion of the 3.25% Notes with cash for the principal amount of the debt and cash or shares of common stock for any related conversion premium. The 3.25% Notes contain liability and equity components which were bifurcated and accounted for separately. The liability component of the 3.25% Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.21% effective interest rate, which was determined by considering the rate of return investors would require for comparable debt of the Company without conversion rights. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 3.25% Notes, resulting in the initial recognition of $24.5 million as debt discount costs recorded in additional paid-in capital. The carrying amount of the 3.25% Notes will be accreted to the principal amount over the remaining term to maturity and the Company will record a corresponding amount of noncash interest expense. Additionally, the Company incurred debt issuance costs of $5.1 million related to the 3.25% Notes and allocated $4.0 million of debt issuance costs to the liability component of the 3.25% Notes. These costs will be amortized to noncash interest expense over the five-year term of the 3.25% Notes. Prior to April 1, 2018, the 3.25% Notes will not be convertible unless certain conditions are satisfied. The initial conversion rate is 47.9627 shares of common stock per $1,000 principal amount of 3.25% Notes, which is equal to an initial conversion price of approximately $20.85 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, including the payment of a quarterly cash dividend that exceeds $0.04 per share. In addition, the Company may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the Company calling the 3.25% Notes for redemption.

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

On February 14, 2014, the Company gave notice of its intention to redeem all of its previously-issued and outstanding $90.0 million of 5.75% Convertible Senior Notes due 2015, or the 5.75% Notes, pursuant to the optional redemption right in the indenture governing the 5.75% Notes. The 5.75% Notes were convertible into shares of the Company’s common stock at the conversion rate of 72.5846 shares of common stock for each $1,000 principal amount of 5.75% Notes from February 14, 2014 through February 28, 2014. From March 1, 2014 through March 19, 2014, the conversion rate was adjusted to 72.6961 shares of common stock for each $1,000 principal amount as a result of the quarterly cash dividend. Approximately $89.95 million of the 5.75% Notes were submitted for conversion into 6,532,713 shares of common stock through March 19, 2014. On March 20, 2014, the Company redeemed the remaining 5.75% Notes at par value plus accrued and unpaid interest through March 19, 2014. All $90.0 million of the 5.75% Notes were retired effective March 20, 2014.

Covenant Compliance

The Company, including all of its subsidiaries, was in compliance with its debt covenants as of June 30, 2014.

Capitalized Interest

The Company had $25 thousand in capitalized interest during the three and six months ended June 30, 2014.

Restricted Net Assets

At June 30, 2014, there were approximately $663.0 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

9.  STOCK-BASED COMPENSATION

The Company has an equity incentive plan which reserves a total of 3.5 million shares of common stock for issuance pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted and deferred stock unit awards to eligible employees, non-employee directors and consultants. The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. Substantially all of the Company’s existing share-based compensation awards have been determined to be equity awards.

The following table summarizes  stock option activity for the six months ended June 30, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2013	610,250	$10.71	3.4	$5,310
Granted	-	-	-	-
Exercised	(226,400)	10.99	-	3,861
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at June 30, 2014	383,850	$10.54	3.4	$8,499
Exercisable at June 30, 2014 (1)	383,850	$10.54	3.4	$8,499

(1) Includes in-the-money options totaling 383,850 shares at a weighted-average exercise price of $10.54.

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

The following table summarizes non-vested stock award and deferred stock unit activity for the six months ended June 30, 2014:

	Non-Vested Shares and Deferred Stock Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Non-Vested at December 31, 2013	738,950	$10.39
Granted	404,009	23.39
Forfeited	(5,516)	10.88
Vested	(454,438)	13.41
Non-Vested at June 30, 2014	683,005	$16.07	2.1

Compensation costs expensed for share-based payment plans described above during the three and six months ended June 30, 2014 were approximately $1.2 million and $4.5 million, respectively, and during the three and six months ended June 30, 2013 were approximately $1.2 million and $3.4 million, respectively. At June 30, 2014, there were $9.2 million of unrecognized compensation costs from share-based compensation arrangements, which are related to non-vested awards.

This compensation is expected to be recognized over a weighted-average period of approximately 2.1 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 38.5% of these expense amounts.

10.  EARNINGS PER SHARE

Basic earnings per share, or EPS, is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income on an if-converted basis for 2013 and the first quarter of 2014, with respect to the 3.25% Notes and the 5.75% Notes, by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. All of the 5.75% Notes were retired during the first quarter of 2014. During the second quarter of 2014, the Company received shareholder approval to allow for flexible settlement in cash, shares of common stock, or a combination of cash and shares of common stock for the conversion of the 3.25% Notes. The Company intends to settle conversions in cash for the principal amount and cash or shares of the Company’s common stock for any related conversion premium. Accordingly, beginning in the second quarter of 2014, diluted EPS is computed using the treasury stock method by dividing net income by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. The calculations of basic and diluted EPS are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic EPS:
Net income	$32,314	$5,965	$75,517	$8,520
Weighted average shares outstanding - basic	37,467	30,160	35,322	30,047
EPS - basic	$0.86	$0.20	$2.14	$0.28

Diluted EPS:
Net income	$32,314	$5,965	$75,517	$8,520
Interest and amortization on convertible debt, net of tax effect:
5.75% Notes	-	904	576	-
3.25% Notes	-	-	1,379	-
Net income - diluted	$32,314	$6,869	$77,472	$8,520

Weighted average shares outstanding - basic	37,467	30,160	35,322	30,047
Effect of dilutive convertible debt:
5.75% Notes	-	6,280	2,029	-
3.25% Notes	1,675	-	3,716	-
Effect of dilutive stock-based compensation awards	217	364	241	320
Weighted average shares outstanding - diluted	39,359	36,804	41,308	30,367

EPS - diluted	$0.82	$0.19	$1.88	$0.28

Excluded from the computations of diluted EPS for the three and six months ended June 30, 2013 were stock-based compensation awards totaling 0.1 million and 0.3 million shares, respectively, because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the respective periods. Also, for the six months ended June 30, 2013, 6.3 million shares related to the effect of the 5.75% Notes were excluded from the computation of diluted EPS as the inclusion of these shares would have been antidilutive.

11.  STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2013	37,704	$38	$468,962	$148,505	$(6,339)	7,200	$(65,808)	$545,358
Net income	-	-	-	75,517	-	-	-	75,517
Cash dividends declared	-	-	-	(2,893)	-	-	-	(2,893)
Other comprehensive loss
before reclassification	-	-	-	-	(119,121)	-	-	(119,121)
Amounts reclassified from accum.
other comprehensive loss	-	-	-	-	111,521	-	-	111,521
Other comprehensive loss,
net of tax	-	-	-	-	(7,600)	-	-	(7,600)
Stock-based compensation	301	-	3,065	-	-	-	-	3,065
Stock options exercised	226	-	3,576	-	-	-	-	3,576
Conversion of 5.75 % Notes	6,533	7	90,336	-	-	-	-	90,343
Balance, June 30, 2014	44,764	$45	$565,939	$221,129	$(13,939)	7,200	$(65,808)	$707,366

Amounts reclassified from accumulated other comprehensive income for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30,		Statements of Operations
	2014	2013	2014	2013	Classification
Gains (losses) on cash flow hedges:
Ethanol commodity derivatives	$(125,177)	$(23,841)	$(213,323)	$(34,220)	Revenues
Corn commodity derivatives	30,686	(6,034)	34,259	(6,867)	Cost of goods sold
Total	(94,491)	(29,875)	(179,064)	(41,087)	Loss before income taxes
Income tax benefit	(36,471)	(12,470)	(67,543)	(16,108)	Income tax benefit
Amounts reclassified from
accumulated other
comprehensive loss	$(58,020)	$(17,405)	$(111,521)	$(24,979)

12.  INCOME TAXES

The Company records income tax expense or benefit during interim periods based on its best estimate of the annual effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.

Income tax expense for the three and six months ended June 30, 2014 was $17.8 million and $44.3 million, respectively, compared to an income tax expense of $4.3 million and $5.9 million, respectively, for the same periods in 2013. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 35.5%  and 37.0% for the three and six months ended June 30, 2014, respectively, and 41.8%  and 40.9% for the three and six months ended June 30,  2013, respectively. The effective tax rate for the three and six months ended June 30, 2014 reflects the release of a valuation allowance for state tax credits, as well as new state tax credits generated, that the Company expects to utilize in the future, and an income tax deduction for qualified production activities. This was partially offset by a change in estimate related to the Company’s filing position in various jurisdictions.

The amount of unrecognized tax benefits for uncertain tax positions was $0.3 million as of June 30, 2014 and $0.2 million as of December 31, 2013.  Recognition of these benefits would have a favorable impact on the Company’s effective tax rate. The increase during the six months ended June 30, 2014 is due to a change in estimate related to the Company’s filings in certain jurisdictions.

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

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $4.6 million and $11.2 million during the three and six months ended June 30, 2014, respectively, and $4.8 million and $9.9 million during the three and six months ended June 30, 2013, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2014 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2014	$12,029
2015	23,221
2016	20,901
2017	15,941
2018	13,534
Thereafter	18,840
Total	$104,466

Commodities

As of June 30, 2014 the Company had contracted for future purchases of grain, natural gas, ethanol and distillers grains valued at approximately $407.5 million, $35.2 million, $9.8 million and $17.2 million, respectively.

Legal

The Company is currently involved in litigation that has arisen in the ordinary course of business, but it does not believe that any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

Insurance Recoveries

In March 2014, the Green Plains Otter Tail ethanol plant was damaged by a fire, which caused substantial property damage and business interruption costs. The Company has property damage and business interruption insurance coverages and, as a result, the fire has not had a material impact on the Company’s financial results through June 30, 2014.

14. RELATED PARTY TRANSACTIONS

Commercial Contracts

Three subsidiaries of the Company have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital, is a member of the Company’s Board of Directors. In March 2014, a subsidiary of the Company entered into $1.4 million of new equipment financing agreements with AXIS Capital with monthly payments beginning in April 2014. Totals of $1.3 million and $0.1 million were included in debt at June 30, 2014 and December 31, 2013, respectively, under these financing arrangements. Payments, including principal and interest, totaled $18 thousand and $55 thousand during the three and six months ended June 30, 2014, respectively, and $37 thousand and $74 thousand during the three and six months ended June 30, 2013, respectively. The weighted average interest rate for all financing agreements with AXIS Capital was 6.8%.

Aircraft Lease

Effective April 1, 2014, the Company entered into two agreements with entities controlled by Wayne B. Hoovestol for the lease of two aircrafts. Mr. Hoovestol is Chairman of the Company’s Board of Directors. In total, the Company agreed to pay $15,834 per month for combined use of up to 125 hours per year of the aircrafts. Any flight time in excess of 125 hours per year will incur additional hourly-based charges. These agreements replaced a prior agreement with an entity controlled by Mr. Hoovestol for the lease of an aircraft for $6,667 per month for use of up to 100 hours per year, with any flight time in excess of 100 hours resulting in additional hourly-based charges. During the three and six months ended June 30, 2014, payments related to these leases totaled $68 thousand and $99 thousand, respectively, and during the three and six months ended June 30, 2013, payments related to the aircraft  lease totaled $39 thousand and $74 thousand, respectively. The Company did not have any outstanding payables related to these agreements at June 30, 2014 or December 31, 2013.

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

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2013 and in Item 1A of Part II of this quarterly report on Form 10-Q for the quarter ended June 30, 2014. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we operate, commodity market risks including those that may result from current weather conditions, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation, risks related to closing and achieving anticipated results from acquisitions, risks associated with merchant trading, risks associated with the operations of a cattle-feeding business, risks associated with the joint venture to commercialize algae production and the growth potential of the algal biomass industry, and other risk factors detailed in our reports filed with the SEC. Actual results may differ from projected results due, but not limited, to unforeseen developments.

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

•

Agribusiness.  Within our bulk grain business, we have four grain elevators with approximately 8.2 million bushels of total storage capacity, approximately 22.6 million bushels of storage capacity at our ethanol plants, and approximately 3.8 million bushels of storage capacity at our cattle-feeding operation. We believe our agribusiness operations provide synergies with our ethanol production segment as it supplies a portion of the feedstock and utilizes a portion of the distillers grains output of our ethanol plants.

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

In June 2014, we acquired the assets of a cattle-feeding business, which includes a feedlot and grain storage facility, near Kismet, Kansas. The operation consists of approximately 2,600 acres of land, which has the capacity to support 70,000 head of cattle. Its current corn storage capacity is approximately 3.8 million bushels. The cattle-feeding business is included as part of our Agribusiness segment.

We intend to continue to take a disciplined approach in evaluating new opportunities related to potential acquisition of additional ethanol plants by considering whether the plants meet our design, engineering, valuation and geographic criteria. In our marketing and distribution segment, our strategy is to expand our marketing efforts by entering into new or renewal contracts with other ethanol producers and realize additional profit margins by optimizing our commodity logistics. In 2013, we began to implement a plan to realign our agribusiness operations by adding grain storage capacity located at or near our ethanol plants to take advantage of our current infrastructure and enhance our corn origination and trading capabilities. We also intend to pursue opportunities to develop or acquire additional grain elevators, specifically those located near our ethanol plants. We intend to continue to add grain storage capacity with the goal of owning approximately 50 million bushels of total storage capacity by the end of 2015. We believe that owning additional grain handling and storage operations in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. We also own approximately 63% of BioProcess Algae LLC, which was formed to commercialize advanced photo-bioreactor technologies for growing and harvesting algal biomass.

In 2013, we began operation of Green Plains Asset Management LLC, or GPAM, a registered commodity trading advisor and wholly-owned subsidiary that uses discretionary trading strategies driven by fundamental research and technical analysis to trade primarily in agricultural and energy commodity markets. GPAM uses the market knowledge derived from our ethanol production, grain merchandising, grain warehousing, cattle feeding and fuel terminal businesses under strict risk management limits. GPAM has a team of experienced professionals with years of commodity trading experience and expertise in asset and fund management. GPAM is included in our Marketing and Distribution segment.

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

In 2013, U.S. ethanol production was 13.3 billion gallons compared with production of 13.2 billion gallons in 2012 and 13.8 billion gallons mandated by the current Renewable Fuel Standard, or RFS II, for 2013. As a result of the U.S. ethanol industry rationalizing production, inventory stocks reached a low of 628 million gallons at the end of October 2013, the lowest level since October 2010. Domestic inventory stocks were 765 million gallons at June 30, 2014. Lower production, stocks and corn prices had a positive effect on ethanol margins in 2013, especially in the fourth quarter, continuing in the first and second quarter of 2014.  Drought conditions in the Midwestern region of the United States during 2012 caused corn to trade at unusually high prices through the third quarter of 2013. Also, during 2012, sugarcane ethanol imported from Brazil, which totaled approximately 530 million gallons, was one of the most economical means for certain parties to comply with an RFS II requirement to blend, in the aggregate, 2.0 billion gallons of advanced biofuels in 2012. Effective May 1, 2013, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil to 25 percent (from 20 percent) which, along with more competitively priced ethanol produced from corn, has reduced U.S. ethanol imports from Brazil. In 2013, U.S. ethanol imports were 400 million gallons and exports were 600 million gallons. In the first five months of 2014, the U.S. had ethanol exports, net of imports, of approximately 302 million gallons. We believe that U.S. ethanol production levels will continue to adjust to supply and demand factors for ethanol and corn.

There may be periods of time that, due to the variability of commodity prices and compressed margins, we reduce or cease ethanol production operations at certain of our ethanol plants. In 2013 we produced ethanol at approximately 94% of our total daily average capacity. In the first two quarters of 2014, we produced ethanol at approximately 95.3% of our total daily average capacity. The reduced production rates increase ethanol yields and optimize cash flow in lower margin environments.

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

To further drive the  increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current ten percent level, or E10, to a 15% level, or E15. Through a series of decisions beginning in October 2010, the EPA has granted a waiver for the use of E15 in model year 2001 and newer passenger vehicles, including cars, sport utility vehicles, and light pickup trucks. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends. On June 24, 2013 the U.S. Supreme Court declined to hear an appeal from the American Petroleum Institute and other organizations challenging the EPA’s decision to permit the sale of E15. According to the EPA, as of June 30, 2014,  82 fuel manufacturers were registered to sell E15. In January 2014, a major fuel retailer announced that it will begin offering E15 to customers with the objective to have 100 of its U.S. stores offering E15 in 2014. As of May 2014, there were 78 gas stations in 12 states offering E15 to consumers.

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

The domestic gasoline market continues to evolve as refiners are producing more CBOB, a sub-grade (84 octane) gasoline, which requires ethanol or other octane sources to meet the minimum octane rating requirements for the U.S. gasoline market. The demand for ethanol is also affected by the overall demand for transportation fuel. Currently, according to the EIA, total gasoline demand in the U.S. is approximately 135 billion gallons annually. The ethanol blend rate in 2014 is projected to be approximately 10% of total gasoline demand, or 13.5 billion gallons annually. Demand for transportation fuel is affected by the number of miles traveled by businesses and consumers and the fuel economy of vehicles. Consumer acceptance of E15 and E85 (85% ethanol blended) fuels and flex-fuel vehicles is needed before ethanol can achieve any significant growth in market share. In addition, ethanol export markets, although affected by competition from other ethanol exporters, mainly from Brazil, are expected to remain active in 2014. Overall, the U.S. ethanol industry is producing at levels to meet current domestic and export demand and ethanol prices have remained at a discount to gasoline, providing blenders and refiners with an economic incentive to blend.

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

BioProcess Algae intends to expand the algae farm with the construction of additional Grower Harvester™ bioreactors and a new processing facility, pending coordination with the U.S. Department of Energy. When construction is completed, annual capacity is expected be 350 to 400 tons of dry wholesale algae. We increased our ownership of BioProcess Algae to approximately 63% during the second quarter of 2014. However, we still do not possess the requisite control of this investment to consolidate it.

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

Recent Accounting Pronouncements

Effective January 1, 2017, we will adopt the amended guidance in ASC Topic 606, Revenue from Contracts with Customers. The amended guidance requires revenue recognition to reflect the transfer of promised goods or services to customers and replaces existing revenue recognition guidance. The updated standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor have we determined the effect of the updated standard on our consolidated financial statements and related disclosures.

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

Results of Operations

Segment Results

Our operations fall within the following four segments: (1) production of ethanol and related distillers grains, collectively referred to as ethanol production, (2) corn oil production, (3) grain handling and storage and cattle feedlot operations, collectively referred to as agribusiness, and (4) marketing, merchant trading and logistics services for Company-produced and third-party ethanol, distillers grains, corn oil and other commodities, and the operation of blending and terminaling facilities, collectively referred to as marketing and distribution. Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities. When the Company’s management evaluates segment performance, they review the information provided below, as well as segment earnings before interest, income taxes, noncontrolling interest, depreciation and amortization.

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

In June 2013, we acquired an ethanol plant located in Atkinson, Nebraska with the capacity to produce approximately 50 mmgy. The plant began ethanol production on July 25, 2013. In June 2013, we also acquired a grain elevator in Archer, Nebraska. In November 2013, we acquired two ethanol plants located in Fairmont, Minnesota and Wood River, Nebraska with combined capacity to produce approximately 230 mmgy. The Wood River plant was operating at the time of acquisition and the Fairmont plant began ethanol production on January 2, 2014. In June 2014, we acquired the assets of a cattle-feeding business consisting of approximately 2,600 acres of land, with capacity to support 70,000 head of cattle and 3.8 million bushels of grain storage capacity. The tables below reflect selected operating segment financial information for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Ethanol production:
Revenues from external customers (1)	$(71,054)	$34,338	$(98,486)	$78,745
Intersegment revenues	603,529	496,066	1,169,332	960,717
Total segment revenues	532,475	530,404	1,070,846	1,039,462
Corn oil production:
Revenues from external customers (1)	(7)	-	-	-
Intersegment revenues	20,381	16,315	36,765	32,014
Total segment revenues	20,374	16,315	36,765	32,014
Agribusiness:
Revenues from external customers (1)	33,488	15,998	51,729	38,124
Intersegment revenues	347,116	159,170	651,354	224,088
Total segment revenues	380,604	175,168	703,083	262,212
Marketing and distribution:
Revenues from external customers (1)	875,431	754,360	1,618,504	1,453,303
Intersegment revenues	34,595	2,123	68,060	3,413
Total segment revenues	910,026	756,483	1,686,564	1,456,716
Revenues including intersegment activity	1,843,479	1,478,370	3,497,258	2,790,404
Intersegment eliminations	(1,005,621)	(673,674)	(1,925,511)	(1,220,232)
Revenues as reported	$837,858	$804,696	$1,571,747	$1,570,172

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross profit:
Ethanol production	$35,171	$10,729	$106,859	$11,959
Corn oil production	10,931	7,873	18,746	15,782
Agribusiness	2,499	945	5,475	2,171
Marketing and distribution	9,899	13,404	50,615	30,459
Intersegment eliminations	19,815	(340)	(2,631)	(546)
	$78,315	$32,611	$179,064	$59,825
Operating income:
Ethanol production	$30,111	$7,006	$96,337	$4,657
Corn oil production	10,874	7,821	18,582	15,631
Agribusiness	1,269	248	2,205	617
Marketing and distribution	4,391	9,210	36,885	22,196
Intersegment eliminations	19,815	(340)	(2,571)	(500)
Corporate activities	(7,514)	(5,383)	(14,148)	(11,334)
	$58,946	$18,562	$137,290	$31,267

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Consolidated Results

Consolidated revenues increased by $33.2 million for the three months ended June 30, 2014 compared to the same period in 2013. Revenues from sales of distillers grains and other grains increased by $20.7 million and $15.6 million, respectively. Distillers grains revenues were affected by an increase in volumes produced and merchant trading activities, offset partially by a decrease in average realized prices. Grain revenues were impacted by an increase in merchant trading activity. Gross profit increased by $45.7 million for the three months ended June 30, 2014 compared to the same period in 2013 primarily as a result of increased volumes of ethanol and corn oil production as well as improved margins for ethanol production, partially offset by reduced income from crude oil transportation. Operating income increased by $40.4 million for the three months ended June 30, 2014 compared to the same period in 2013 as a result of the factors discussed above partially offset by a $5.3 million increase in selling, general and administrative expenses. Selling, general and administrative expenses were higher for the three months ended June 30, 2014 compared to the same period in 2013 due primarily to an increase in personnel costs and the expanded scope of operations following the acquisitions of Atkinson, Fairmont and Wood River ethanol plants in the second and fourth quarters of 2013. Interest expense increased by $1.9 million for the three months ended June 30, 2014 compared to the same period in 2013 due to higher average debt balances outstanding. Income tax expense was $17.8 million for the three months ended June 30, 2014 compared to $4.3 million for the same period in 2013.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Three Months Ended June 30,
	2014	2013
Ethanol sold
(thousands of gallons)	241,871	172,529
Distillers grains sold
(thousands of equivalent dried tons)	653	483
Corn consumed
(thousands of bushels)	86,140	60,965

Revenues in the ethanol production segment increased by $2.1 million for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to higher volumes produced and sold, partially offset by lower average ethanol and distillers grains prices. Revenues in the second quarter of 2014 included production from our Atkinson, Fairmont and Wood River plants, which were acquired in 2013 and contributed an additional combined 62.2 million gallons of ethanol production and $133.5 million in revenue. The ethanol production segment produced 241.9 million gallons of ethanol, which represents approximately 95.1% of daily average production capacity, during the second quarter of 2014.

Cost of goods sold in the ethanol production segment decreased by $22.4 million for the three months ended June 30, 2014 compared to the same period in 2013. Corn consumption increased by 25.2 million bushels, but the average cost per bushel decreased by 32% during the three months ended June 30, 2014 compared to the same period in 2013. As a result of the factors identified above, gross profit and operating income for the ethanol production segment increased by $24.4 million and $23.1 million, respectively, for the three months ended June 30, 2014 compared to the same period in 2013. Depreciation and amortization expense for the ethanol production segment was $12.8 million for the three months ended June 30, 2014 compared to $11.1 million during the same period in 2013 due to the increased expenses from our Atkinson, Fairmont and Wood River plants, which were acquired in 2013.

Corn Oil Production Segment

Revenues in the corn oil production segment increased by $4.1 million for the three months ended June 30, 2014 compared to the same period in 2013. During the three months ended June 30, 2014, we sold 58.0 million pounds of corn oil compared to 39.4 million pounds in the same period of 2013. Production in the second quarter of 2014 included 14.1 million pounds from our ethanol plants acquired in 2013. The average price realized for corn oil was approximately 14% lower for the second quarter of 2014 compared to the same period in 2013.

Gross profit and operating income in the corn oil production segment increased by $3.1 million for the three months ended June 30, 2014 compared to the same period in 2013. The increase in revenues was offset by $1.0 million of additional cost of goods sold related to increased volumes produced, partially offset by lower input costs during the three months ended June 30, 2014 compared to the same period in 2013.

Agribusiness Segment

Revenues in the agribusiness segment increased by $205.4 million, and gross profit and operating income increased by $1.6 million and $1.0 million, respectively, for the three months ended June 30, 2014 compared to the same period in 2013. We sold 81.6 million bushels of grain, including 76.7 million bushels to our ethanol production segment during the three months ended June 30, 2014 compared to sales of 27.2 million bushels of grain, including 25.4 million bushels to our ethanol production segment during the same period in 2013. The increase in volumes sold during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is due to an increase in the number of ethanol plants in our ethanol production segment that the agribusiness segment supplied corn to, including our ethanol plants in Atkinson, Fairmont and Wood River, which were acquired in 2013.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment increased by $153.5 million for the three months ended June 30, 2014 compared to the same period in 2013. The increase in revenues was primarily due to a $120.8 million increase in ethanol and distillers grain revenues due to additional volumes produced by our recently-acquired ethanol plants and an increase in merchant trading of distillers grains and other grains. In addition, revenues from the sale of natural gas to our ethanol production segment increased by $23.9 million. Effective in the fourth quarter of 2013, the marketing and distribution segment provides natural gas procurement for our ethanol plants. The marketing and distribution segment sold 303.5 million and 240.1 million gallons of ethanol during the three months ended June 30, 2014 and 2013, respectively.

Gross profit and operating income for the marketing and distribution segment decreased by $3.5 million and $4.8 million, respectively, for the three months ended June 30, 2014 compared to the same period in 2013, primarily due to reduced crude oil transportation activities.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $331.9 million for the three months ended June 30, 2014 compared to the same period in 2013 due to the following factors: increased corn sales from the agribusiness segment to the ethanol production segment of $192.8 million, increased natural gas sales from the marketing and distribution segment to the ethanol production segment of $23.9 million, and increased sales of ethanol from the ethanol production segment to the marketing and distribution segment of $110.3 million.

Intersegment eliminations of gross profit and operating income decreased by $20.2 million for the three months ended

June 30, 2014 compared to the same period in 2013 due primarily to a change in the title transfer point for ethanol between segments beginning in the fourth quarter of 2013 and decreased product in transit to customers during the second quarter of 2014. As of October 1, 2013, ethanol is sold from the ethanol production segment to the marketing and distribution segment as it is produced and transferred into storage tanks located at each respective plant. The finished product is then sold by the marketing and distribution segment to external customers.  Profit is recognized by the ethanol production segment upon sale to the marketing and distribution segment but is eliminated from consolidated results until title to the product has been transferred to a third party. During the three months ended March 31, 2014 finished ethanol inventory levels increased primarily due to product that was in-transit to external customers which, along with higher margins per unit, resulted in a significant increase in intersegment profits that were deferred in the first quarter of 2014. The volume of ethanol and distillers grains in transit to customers declined as a result of easing of transportation constraints during the second quarter of 2014. The decrease in deferred profit resulted in $19.8 million of additional consolidated gross profit and operating income during the second quarter of 2014.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $2.1 million for the three months ended June 30, 2014 compared to the same period in 2013, primarily due to an increase in personnel costs.

Income Taxes

We recorded income tax expense of $17.8 million for the three months ended June 30, 2014 compared to $4.3 million for the same period in 2013. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 35.5% for the three months ended June 30, 2014 compared to 41.8% for the three months ended June 30, 2013. The annual effective tax rate was favorably impacted by an income tax deduction for qualified production activities and an increase in expected credit utilization during the three months ended June 30, 2014.  The annual effective tax rate for the three months ended June 30, 2013 was impacted by tax shortfalls on stock compensation.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Consolidated Results

Consolidated revenues increased by $1.6 million for the six months ended June 30, 2014 compared to the same period in 2013. Revenues from sales of distillers grain and other grains increased by $26.2 million and $18.5, respectively, offset by a decrease in ethanol revenues due to a decrease in revenue per gallon. Distillers grains revenues were affected by an increase in volumes produced and merchant trading activities, offset partially by a decrease in average realized prices. Grain revenues were impacted by an increase in merchant trading activities. Gross profit increased by $119.2 million for the six months ended June 30, 2014 compared to the same period in 2013 primarily as a result of increased volumes of ethanol and corn oil production as well as improved margins for ethanol production. Operating income increased by $106.0 million for the six months ended June 30, 2014 compared to the same period in 2013 as a result of the factors discussed above, partially offset by an increase in selling, general and administrative expenses of $13.2 million. Selling, general and administrative expenses were higher for the six months ended June 30, 2014 compared to the same period in 2013 due most significantly to an increase in personnel costs and the expanded scope of operations following the acquisitions of the Atkinson, Fairmont and Wood River ethanol plants in the second and fourth quarters of 2013. Income tax expense was $44.3 million for the six months ended June 30, 2014 compared to $5.9 million for the same period in 2013.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Six Months Ended June 30,
	2014	2013
Ethanol sold
(thousands of gallons)	472,643	343,370
Distillers grains sold
(thousands of equivalent dried tons)	1,290	965
Corn consumed
(thousands of bushels)	168,198	120,714

Revenues in the ethanol production segment increased by $31.4 million for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to higher volumes produced and sold, partially offset by lower average ethanol and distillers grains prices. Revenues in the first six months of 2014 included production from our Atkinson, Fairmont and Wood River plants, which were acquired in 2013 and contributed an additional combined 119.4 million gallons of ethanol production and $267.8 million in revenue. The ethanol production segment produced 472.6 million gallons of ethanol, which represents approximately 95.3% of daily average production capacity, during the first six months of 2014.

Cost of goods sold in the ethanol production segment decreased by $63.5 million for the six months ended June 30, 2014 compared to the same period in 2013. Corn consumption increased by 47.5 million bushels, but the average cost per bushel decreased by 36% during the six months ended June 30, 2014 compared to the same period in 2013. As a result of the factors identified above, gross profit and operating income for the ethanol production segment increased by $94.9 million and $91.7 million, respectively, for the six months ended June 30, 2014 compared to the same period in 2013.

Corn Oil Production Segment

Revenues in the corn oil production segment increased by $4.8 million for the six months ended June 30, 2014 compared to the same period in 2013. During the six months ended June 30, 2014, we sold 108.5 million pounds of corn oil compared to 77.5 million pounds in the same period of 2013. The average price realized for corn oil was approximately 17% lower for the six months ended June 30, 2014 compared to the same period in 2013.

Gross profit and operating income in the corn oil production segment increased by $3.0 million for the six months ended June 30, 2014 compared to the same period in 2013. The increases in revenues were offset by $1.8 million of additional cost of goods sold related to increased volumes produced, partially offset by lower input costs during the six months ended June 30, 2014 compared to the same period in 2013.

Agribusiness Segment

Revenues in the agribusiness segment increased by $440.9 million and gross profit and operating income increased by $3.3 million and $1.6 million, respectively, for the six months ended June 30, 2014 compared to the same period in 2013. We sold 150.9 million bushels of grain, including 143.9 million to our ethanol production segment during the six months ended June 30, 2014 compared to sales of 38.2 million bushels of grain, including 34.1 million bushels to our ethanol production segment during the same period in 2013. The increase in bushels sold during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is due to an increase in the number of ethanol plants in our ethanol production segment that the agribusiness segment supplied corn to, including our ethanol plants in Atkinson, Fairmont and Wood River, which were acquired in 2013.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment increased by $229.8 million for the six months ended June 30, 2014 compared to the same period in 2013. The increase in revenues was primarily due to a $152.6 million increase in ethanol and distillers grain revenues due to additional volumes produced by our recently-acquired ethanol plants and an increase in merchant trading of distillers grains and grain. In addition, revenues from the sale of natural gas to our ethanol production segment increased by $46.5 million. The marketing and distribution segment sold 562.7 million and 479.3 million gallons of ethanol during the six months ended June 30, 2014 and 2013, respectively.

Gross profit and operating income for the marketing and distribution segment increased by $20.2 million and $14.7 million, respectively, for the six months ended June 30, 2014 compared to the same period in 2013, primarily due to increased trading activities, offset by reduced crude oil transportation activities.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $705.3 million for the six months ended June 30, 2014 compared to the same period in 2013 due to the following factors:  increased corn sales from the agribusiness segment to the ethanol production segment of $435.9 million, increased natural gas sales from the marketing and distribution segment to the ethanol production segment of $46.5 million, and increased sales of ethanol from the ethanol production segment to the marketing and distribution segment of $221.0 million.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $2.8 million for the six months ended June 30, 2014 compared to the same period in 2013, primarily due to an increase in personnel costs.

Income Taxes

We recorded income tax expense of $44.3 million for the six months ended June 30, 2014 compared to $5.9 million for the same period in 2013. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 37.0% for the six months ended June 30, 2014 compared to 40.9% for the six months ended June 30, 2013. The annual effective tax rate was favorably impacted by an income tax deduction for qualified production activities and an increase in expected credit utilization, which was offset by a change in estimate related to our filing positions in various jurisdictions during the six months ended June 30, 2014. The annual effective tax rate for the six months ended June 30, 2013 was impacted by tax shortfalls on stock compensation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$32,314	$5,965	$75,517	$8,520
Interest expense	9,704	7,762	19,463	15,833
Income tax expense	17,775	4,288	44,299	5,886
Depreciation and amortization	14,735	12,435	29,362	25,044
EBITDA	$74,528	$30,450	$168,641	$55,283

Liquidity and Capital Resources

On June 30, 2014, we had $333.4 million in cash and equivalents, excluding restricted cash, comprised of $225.8 million held at our parent company and the remainder at our subsidiaries. We also had up to an additional $145.4 million available under revolving credit agreements at our subsidiaries, some of which was subject to borrowing base restrictions or other specified lending conditions at June 30, 2014. Funds held at our subsidiaries are generally required for their ongoing operational needs and distributions from our subsidiaries are restricted pursuant to their credit agreements. At June 30, 2014, there were approximately $663.0 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

We incurred capital expenditures of $28.9 million in the first six months of 2014 for various projects, mainly installation of fine grind technology at several of our ethanol plants and improvement of property at our recently-acquired Fairmont ethanol plant. Capital spending for the remainder of 2014 is expected to be approximately $34.1 million. The remainder of our capital spending is expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

Net cash provided by operating activities was $151.0 million for the six months ended June 30, 2014 compared to $69.8 million for the same period in 2013. Operating activities were affected by a decrease in working capital for the six months ended June 30, 2014, primarily consisting of a decrease in finished goods inventory and an increase in accrued and other liabilities. On June 30, 2014, we had $69.4 million in margin deposits for broker margin requirements. Cash provided by operating activities for the six months ended June 30, 2013 reflected cash outflows related to payments for deferred grain contract payables, accrued expenses and derivative financial instruments. Net cash used by investing activities was $56.1 million for the six months ended June 30, 2014, due primarily to capital expenditures at our ethanol plants, as well as the acquisition of the cattle-feeding business. Net cash used by financing activities was $33.5 million for the six months ended June 30, 2014. Green Plains Trade and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid, resulting in significant cash movements that are reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

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

We were in compliance with our debt covenants at June 30, 2014. Based upon our forecasts and the current margin environment, we believe we will maintain compliance at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results differ significantly from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

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

Ethanol Production Segment

Our ethanol production segment has credit facilities with various lender groups that provide for term and revolving term loans to finance construction and operation of the production facilities.

During the second quarter of 2014, Green Plains Processing LLC, a wholly-owned subsidiary of Green Plains Inc., issued term debt under a $225 million Term Loan B facility, which was used to repay all term loans and revolving term loans at Green Plains Bluffton, Green Plains Central City, Green Plains Ord, Green Plains Otter Tail and Green Plains Shenandoah, including the Green Plains Bluffton Revenue Bonds. The new facility is secured by the Atkinson, Bluffton, Central City, Ord, Otter Tail and Shenandoah ethanol plants and requires quarterly principal payments of $0.6 million and interest payments through maturity. The facility bears interest at a rate equal to 5.5% plus LIBOR, subject to a 1.0% floor. At June 30, 2014, the interest rate on this term debt was 6.5%. The facility matures on June 30, 2020.

Green Plains Bluffton debt included a $70.0 million amortizing term loan and a $20.0 million revolving term loan.  All outstanding principal under these term loans, which were scheduled to mature in January 2015, was repaid on June 10, 2014, using proceeds from the Green Plains Processing term loan discussed above, and the loan commitments were extinguished.

Green Plains Central City debt included a $55.0 million amortizing term loan and a $30.5 million revolving term loan. All outstanding principal under these term loans, which were scheduled to mature in July 2016, was repaid on June 10, 2014, using proceeds from the Green Plains Processing term loan discussed above, and the loan commitments were extinguished.

Green Plains Fairmont and Green Plains Wood River combined debt included a $27.0 million short-term loan that was scheduled to mature on November 27, 2014 and a $50.0 million term loan that matures on November 27, 2015. On June 10, 2014, the short-term loan balance was repaid using cash made available from the parent company and the loan commitment was extinguished. At June 30, 2014, $45.0 million was outstanding on the term loan. The term loan requires quarterly principal payments of $2.5 million in 2014 and $1.3 million in 2015.

In February 2014, the Green Plains Holdings II credit agreement was amended. Subsequent to the amendment, Green Plains Holdings II debt includes three individual amortizing term loans totaling $46.8 million and a $20.0 million revolving term loan. The amortizing term loans require total quarterly payments of $1.8 million. The final maturity date of the amortizing term loans is July 1, 2019 and the maturity date of the revolving term loan is July 1, 2019.

Green Plains Obion debt included a $60.0 million amortizing term loan and includes a revolving term loan of $37.4 million, which was amended in June 2014. The outstanding balance of the amortizing term loan was paid in full on its maturity date of May 20, 2014. At June 30, 2014, $25.4 million related to the revolving term loan was outstanding. The revolving term loan matures on June 1, 2018.

Green Plains Ord debt included a $25.0 million amortizing term loan and a $13.0 million revolving term loan. All outstanding principal under these term loans, which were scheduled to mature in July 2016, was repaid on June 10, 2014, using proceeds from the Green Plains Processing term loan discussed above, and the loan commitments were extinguished.

Green Plains Otter Tail debt included a $30.3 million amortizing term loan. This term loan, which was scheduled to mature in September 2018, was paid in full on June 10, 2014, using proceeds from the Green Plains Processing term loan discussed above.

Green Plains Shenandoah debt included a $17.0 million revolving term loan. This term loan, which was scheduled to mature in September 2018, was paid in full on June 10, 2014, using proceeds from the Green Plains Processing term loan discussed above.

Green Plains Superior debt includes a $40.0 million amortizing term loan and a $10.0 million revolving term loan. At June 30, 2014, $7.0 million related to the amortizing term loan was outstanding along with $10.0 million on the revolving term loan. The amortizing term loan requires quarterly principal payments of $1.4 million. The amortizing term loan matures on July 20, 2015 and the revolving term loan matures on July 1, 2017.

Each term loan, except for the Green Plains Fairmont and Green Plains Wood River combined loan and the Green Plains Holdings II loan, has a provision that requires us to make quarterly or annual special payments ranging from 50% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations.

The term loans and revolving term loans bear interest at various rates, with the majority of all such loans having interest rates between LIBOR plus 3.50% to 5.50% or lender-established prime rates. Some have established a floor on the underlying LIBOR index. In some cases, the lender may allow us to elect to pay interest at a fixed interest rate to be determined. As security for the loans, the lenders received a first-priority lien on all personal property and real estate owned by the respective borrower, including an assignment of all contracts and rights pertinent to the on-going operations of the plant. Each respective borrower is required to maintain certain financial and non-financial covenants during the term of the loans.

Green Plains Bluffton issued a $22.0 million Subordinate Solid Waste Disposal Facility Revenue Bond with the city of Bluffton, Indiana, with $14.9 million outstanding at June 30, 2014. The revenue bond requires semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019 and a final principal and interest payment of $3.7 million on September 1, 2019. The revenue bond bears interest at 7.50% per annum. On July 16, 2014, all outstanding principal was repaid using proceeds from the Green Plains Processing term loan discussed above.

Green Plains Otter Tail issued $19.2 million in senior notes under New Market Tax Credits financing that were scheduled to mature in September 2018. These senior notes were paid in full in April 2014, with $2.2 million of the outstanding obligation forgiven according to terms of the financing and recorded as a gain in other income for the three and six months ended June 30, 2014.

Additionally, certain subsidiaries have small equipment financing loans, capital leases on equipment or facilities, or other forms of debt financing.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured revolving credit facility to provide the agribusiness segment with working capital funding subject to a borrowing base as defined in the facility. The revolving credit facility matures on August 26, 2016. The revolving credit facility includes total revolving credit commitments of $125.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $75.0 million of new lender commitments upon agent approval. The facility also allows for additional seasonal borrowings up to $50.0 million. The total commitments outstanding under the facility cannot exceed $250.0 million. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment. Advances on the revolving credit facility are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period, or the base rate, plus the respective applicable margin. At June 30, 2014, $42.0 million on the revolving credit facility was outstanding. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment.

Marketing and Distribution Segment

Green Plains Trade has a senior secured asset-based revolving credit facility of up to $130.0 million, subject to a borrowing base value equal to the sum of percentages of eligible receivables and eligible inventories, less certain miscellaneous adjustments. At June 30, 2014, $89.6 million was outstanding on the revolving credit facility. The revolving credit facility expires on April 26, 2016 and bears interest at the lender’s commercial floating rate plus the applicable margin or LIBOR plus the applicable margin. As security for the loan, the lender received a first-position lien on substantially all of the assets of Green Plains Trade, including accounts receivable, inventory and other property and collateral owned by Green Plains Trade.

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

Corporate Activities

In September 2013, we issued $120.0 million of 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes. The 3.25% Notes represent senior, unsecured obligations, with interest payable on April 1 and October 1 of each year. At the time we issued the 3.25% Notes, we were only permitted to settle conversions with shares of our common stock. We received shareholder approval at our 2014 annual meeting to allow for flexible settlement which gives us the option to settle conversions in cash, shares of common stock, or any combination thereof. We intend to satisfy conversion of the 3.25% Notes with cash for the principal amount of the debt and cash or shares of common stock for any related conversion premium. The 3.25% Notes contain liability and equity components which were bifurcated and accounted for separately. The liability component of the 3.25% Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.21% effective interest rate, which was determined by considering the rate of return investors would require for comparable debt without conversion rights. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 3.25% Notes, resulting in the initial recognition of $24.5 million as debt discount costs recorded in additional paid-in capital. The carrying amount of the 3.25% Notes will be accreted to the principal amount over the remaining term to maturity, and we will record a corresponding amount of noncash interest expense. Additionally, we incurred debt issuance costs of $5.1 million related to the 3.25% Notes and allocated $4.0 million of debt issuance costs to the liability component of the 3.25% Notes. These costs will be amortized to noncash interest expense over the five-year term of the 3.25% Notes. Prior to April 1, 2018, the 3.25% Notes will not be convertible unless certain conditions are satisfied. The initial conversion rate is 47.9627 shares of common stock per $1,000 principal amount of 3.25% Notes, which is equal to an initial conversion price of approximately $20.85 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, including the payment of a quarterly cash dividend that exceeds $0.04 per share. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including calling the 3.25% Notes for redemption.

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

On February 14, 2014, we gave notice of our intention to redeem all of our previously-issued and outstanding $90.0 million of 5.75% Convertible Senior Notes due 2015, or the 5.75% Notes, pursuant to the optional redemption right in the indenture governing the 5.75% Notes. The 5.75% Notes were convertible into shares of the Company’s common stock at the conversion rate of 72.5846 shares of common stock for each $1,000 principal amount of 5.75% Notes from February 14, 2014 through February 28, 2014. From March 1, 2014 to March 19, 2014, the conversion rate was adjusted to 72.6961 shares of common stock for each $1,000 principal amount as a result of the quarterly cash dividend. Approximately $89.95 million of the 5.75% Notes were submitted for conversion into 6,532,713 shares of common stock through March 19, 2014. On March 20, 2014, the Company redeemed the remaining 5.75% Notes at par value plus accrued and unpaid interest through March 19, 2014. All $90.0 million of the 5.75% Notes were retired effective March 20, 2014.

Contractual Obligations

Our contractual obligations as of June 30, 2014 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term and short-term debt obligations (1)	$ 653,021	$ 169,815	$ 58,250	$ 155,229	$ 269,727
Interest and fees on debt obligations (2)	149,643	34,722	49,566	38,166	27,189
Operating lease obligations (3)	104,466	23,559	40,550	27,308	13,049
Purchase obligations
Forward grain purchase contracts (4)	407,471	390,310	8,760	4,000	4,401
Other commodity purchase contracts (5)	64,374	64,374	-	-	-
Other	240	72	115	52	1
Total contractual obligations	$ 1,379,215	$ 682,852	$ 157,241	$ 224,755	$ 314,367

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we had $631.7 million outstanding in debt as of June 30, 2014, $480.3 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $2.8 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally designated as normal purchase or normal sale contracts and are not recognized until quantities are delivered or utilized in production. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are deferred in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. During the three and six months ended June 30, 2014, revenues included net losses of $129.8 million and $200.0 million, respectively, and cost of goods sold included net gains of $32.6 million and $35.9 million, respectively, from derivative financial instruments. To the extent net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sales has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from June 30, 2014. This analysis includes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	1,020,000	Gallons	$91,350
Corn	360,000	Bushels	$74,855
Distillers grains	2,900	Tons (2)	$21,352
Natural gas	28,900	MMBTU (3)	$5,925

(1) Assumes production at full capacity.
(2) Distillers grains quantities are stated on an equivalent dried ton basis.
(3) Millions of British Thermal Units.

Corn Oil Production Segment

A sensitivity analysis has been prepared to estimate our corn oil production segment exposure to corn oil price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn oil output for a one-year period from June 30, 2014. This analysis includes the impact of risk management activities that result from our use of fixed-price sale contracts. Market risk at June 30, 2014,  based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $2.5 million.

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

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position, which is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices, is approximately $24 thousand at  June 30, 2014. Market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $1 thousand.

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

Tank cars used to transport crude oil and ethanol may need to be retrofitted or replaced to meet proposed new rail safety regulations.

The U.S. ethanol industry has long relied on railroads to deliver its product to market. Tank cars are in high demand amid strong domestic crude and ethanol production. We have approximately 2,200 leased tank cars. These leased tank cars may need to be retrofitted or replaced if new regulations proposed by the U.S. Department of Transportation to address concerns related to safety are adopted, which could in turn cause a shortage in compliant tank cars. The proposed regulations call for a phase out within four years of the use of legacy DOT-111 tank cars for transporting highly-flammable liquids, including ethanol. According to the proposed rule, the U.S. Department of Transportation expects about 66,000 tank cars to be retrofitted and about 23,000 cars to be shifted to transporting other liquids. The Canadian government has also proposed that its nation’s rail shippers use sturdier tank cars for transportation of crude oil and ethanol. Adoption of the proposed regulations, which could result in upgrades or replacements of our tank cars, would likely have an adverse effect on our operations as lease costs for tank cars would likely increase. Additionally, existing tank cars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product.

Our access to capital may be negatively impacted if disruptions in credit markets occur or if credit rating downgrades occur.

Events may occur which could cause us to seek additional capital. If rating agencies downgrade our credit rating or disruptions in credit markets were to occur, the cost of debt under our existing financing arrangements, as well as future financing arrangements and borrowings, could increase. Access to capital markets could become unavailable or may only be available under less favorable terms. A downgrade of our credit ratings may also affect our ability to trade with various commercial counterparties or cause our counterparties to require other forms of credit support.

Owning and operating a cattle-feeding business is affected by many external factions that could negatively impact our business, results of operations and financial condition.

Cattle-feeding operations involve numerous risks, including:

•

the cost and supply of livestock and feed ingredients and the selling price of our cattle, which are determined by constantly changing and potentially volatile market forces of supply and demand as well as other factors over which we have little or no control;

•

any outbreak of disease in our feedlot or elsewhere in the U.S. or even in other countries, or the perception by the public that an outbreak has occurred, could reduce consumer confidence in the safety and quality of beef products, generate adverse publicity, lead to inadequate supply, result in cancellation of orders by customers or result in the imposition of import or export restrictions;

•	any contamination, or allegations of contamination, of our products or those of our competitors that may subject us to product liability claims or product recalls;
•	potential for liability in excess of insurance policy limits, or related to uninsurable risks, if outbreaks of disease or other conditions result in significant losses;
•	an inability to attract sufficient custom-feeding customers to maximize operational efficiencies;
•	the loss of one or more significant customers, a significant decline in the volume of orders from customers or a significant decrease in beef product prices for a sustained period of time;
•	defaults by customers on financing of cattle or feed and other inputs;
•

diminished access to international markets, including the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues, changes in political or economic conditions, or general trade restrictions;

•	potential reductions in consumption of red meat (whether due to dietary changes or other issues) leading to depressed cattle prices;
•	water use restrictions, including those related to diminishing water table levels, that increase costs;
•	operational restrictions resulting from government regulations; and
•	risks relating to environmental hazards.

These items may lead to increased costs or decreased demand or prices for beef products, any of which could have an adverse effect on our business, results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares upon the vesting of restricted stock grants to satisfy statutory minimum required payroll tax withholding obligations. The following table sets forth the shares that were surrendered by month during the second quarter of 2014.

Month	Total Number of Shares Withheld	Average Price Paid per Share
April	677	$31.01
May	5,849	27.04
June	-	-
Total	6,526	$27.45

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description of Exhibit
10.1	Revolving Term Loan Supplement, dated June 26, 2014, by and between Green Plains Obion LLC and Farm Credit Mid-America, FLCA
10.12(a)

Term Loan Agreement, dated as of June 10, 2014, among Green Plains Processing, LLC, as Borrower, the Lenders Party Hereto, BNP Paribas, as Administrative Agent and as Collateral Agent, and BMO Capital Markets and BNP Paribas Securities Corp., as Joint Lead Arrangers and Joint Book Runners (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 12, 2014)

10.12(b)	Guaranty - Green Plains Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 12, 2014)
10.12(c)	Guaranty - Green Plains Processing Subsidiaries (Incorporated by reference to Exhibit 10.1 to the
Company’s Current Report on Form 8-K, dated June 12, 2014)
10.12(d)	Pledge Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on
Form 8-K, dated June 12, 2014)
10.12(e)	Security Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on
Form 8-K, dated June 12, 2014)
10.12(f)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing
Statement by Green Plains Atkinson LLC (Incorporated by reference to Exhibit 10.1 to the Company’s
Current Report on Form 8-K, dated June 12, 2014)
10.12(g)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing
Statement by Green Plains Central City LLC (Incorporated by reference to Exhibit 10.1 to the Company’s
Current Report on Form 8-K, dated June 12, 2014)
10.12(h)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing
Statement by Green Plains Ord LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current
Report on Form 8-K, dated June 12, 2014)
10.12(i)	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing
Statement by Green Plains Bluffton LLC (Incorporated by reference to Exhibit 10.1 to the Company’s
Current Report on Form 8-K, dated June 12, 2014)
10.12(j)	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing

Statement by Green Plains Otter Tail LLC (Incorporated by reference to Exhibit 10.1 to the Company’s
Current Report on Form 8-K, dated June 12, 2014)
10.12(k)	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing
Statement by Green Plains Shenandoah LLC (Incorporated by reference to Exhibit 10.1 to the Company’s
Current Report on Form 8-K, dated June 12, 2014)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: July 31, 2014	GREEN PLAINS INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: July 31, 2014	By: /s/ Jerry L. Peters _ Jerry L. Peters Chief Financial Officer (Principal Financial Officer)