Form 10-Q
period 2014-09-30
Green Plains Inc.
filed 2014-10-30
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of October 28, 2014 was 37,611,004 shares.

GREEN PLAINS INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$401,113	$272,027
Restricted cash	13,162	26,994
Accounts receivable, net of allowances of $1,355 and $308, respectively	108,761	106,808
Inventories	188,416	158,328
Prepaid expenses and other	8,208	12,893
Deferred income taxes	199	7,619
Derivative financial instruments	62,971	48,636
Total current assets	782,830	633,305
Property and equipment, net of accumulated depreciation of
$258,934 and $215,519, respectively	827,292	806,046
Goodwill	40,877	40,877
Other assets	52,581	51,817
Total assets	$1,703,580	$1,532,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$132,750	$112,001
Accrued and other liabilities	51,494	37,949
Income taxes payable	11,587	696
Unearned revenue	7,484	4,118
Short-term notes payable and other borrowings	120,443	171,500
Current maturities of long-term debt	41,501	82,933
Current deferred income taxes	4,531	-
Total current liabilities	369,790	409,197

Long-term debt	453,632	480,746
Deferred income taxes	101,831	91,294
Other liabilities	4,982	5,450
Total liabilities	930,235	986,687

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized;
44,810,004 and 37,703,946 shares issued, and 37,610,004
and 30,503,946 shares outstanding, respectively	45	38
Additional paid-in capital	568,192	468,962
Retained earnings	259,872	148,505
Accumulated other comprehensive income (loss)	11,044	(6,339)
Treasury stock, 7,200,000 shares	(65,808)	(65,808)
Total stockholders' equity	773,345	545,358
Total liabilities and stockholders' equity	$1,703,580	$1,532,045

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$833,925	$757,971	$2,405,672	$2,328,142
Cost of goods sold	735,842	716,947	2,128,524	2,227,294
Gross profit	98,083	41,024	277,148	100,848
Selling, general and administrative expenses	23,028	15,490	64,803	44,048
Operating income	75,055	25,534	212,345	56,800
Other income (expense)
Interest income	164	64	420	166
Interest expense	(10,288)	(7,608)	(29,751)	(23,440)
Other, net	1,068	(947)	2,802	(2,077)
Total other expense	(9,056)	(8,491)	(26,529)	(25,351)
Income before income taxes	65,999	17,043	185,816	31,449
Income tax expense	24,250	7,633	68,550	13,519
Net income	$41,749	$9,410	$117,266	$17,930

Earnings per share:
Basic	$1.11	$0.31	$3.25	$0.60
Diluted	$1.03	$0.28	$2.90	$0.56
Weighted average shares outstanding:
Basic	37,588	30,204	36,101	30,100
Diluted	40,542	37,483	41,130	36,818

Cash dividend declared per share	$0.08	$0.04	$0.16	$0.04

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$41,749	$9,410	$117,266	$17,930
Other comprehensive income (loss), net of tax:
Unrealized losses on derivatives arising during period,
net of tax benefit of $15,668, $6,307, $90,605
and $24,746, respectively	(24,836)	(9,092)	(141,166)	(37,683)
Reclassification of realized losses on derivatives, net
of tax benefit of $31,428, $6,797, $101,762
and $22,906, respectively	49,819	9,903	158,549	34,881
Total other comprehensive income (loss), net of tax	24,983	811	17,383	(2,802)
Comprehensive income	$66,732	$10,221	$134,649	$15,128

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$117,266	$17,930
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	44,467	37,807
Amortization of debt issuance costs and debt discount	6,905	2,697
Deferred income taxes	11,655	12,897
Stock-based compensation	4,396	2,863
Undistributed equity in loss of affiliates	2,511	2,078
Other	1,047	33
Changes in operating assets and liabilities before
effects of business combinations:
Accounts receivable	4,938	3,522
Inventories	(24,359)	56,309
Derivative financial instruments	14,212	(10,121)
Prepaid expenses and other assets	5,116	2,239
Accounts payable and accrued liabilities	25,186	(12,614)
Income taxes payable	10,891	(2,729)
Unearned revenues	3,102	7,282
Other	(1,766)	903
Net cash provided by operating activities	225,567	121,096

Cash flows from investing activities:
Purchases of property and equipment	(44,242)	(12,593)
Acquisition of businesses, net of cash acquired	(23,900)	(15,305)
Investments in unconsolidated subsidiaries	(3,460)	(3,147)
Net cash used by investing activities	(71,602)	(31,045)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	493,892	185,600
Payments of principal on long-term debt	(475,866)	(110,476)
Proceeds from short-term borrowings	2,716,499	2,489,569
Payments on short-term borrowings	(2,767,575)	(2,564,337)
Payments of cash dividends	(5,899)	(1,207)
Change in restricted cash	16,033	(1,811)
Payments of loan fees	(6,387)	(7,766)
Proceeds from exercises of stock options	4,424	597
Net cash used by financing activities	(24,879)	(9,831)

Net change in cash and cash equivalents	129,086	80,220
Cash and cash equivalents, beginning of period	272,027	254,289
Cash and cash equivalents, end of period	$401,113	$334,509

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Nine Months Ended September 30,
	2014	2013

Supplemental disclosures of cash flow:
Cash paid for income taxes	$42,503	$2,069
Cash paid for interest	$26,134	$22,209

Supplemental investing and financing activities:
Assets acquired in acquisitions and mergers	$25,611	$15,870
Less: liabilities assumed	(1,711)	(565)
Net assets acquired	$23,900	$15,305

Common stock issued for conversion of 5.75% Notes	$89,950	$-

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

Certain qualifying derivatives related to the ethanol production and agribusiness segments are designated as cash flow hedges. Prior to entering into cash flow hedges, the Company evaluates the derivative instrument to ascertain its effectiveness. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, the Company would discontinue cash flow hedge treatment, which would affect earnings. These derivative financial instruments are recognized in current assets or other current liabilities at fair value.

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

2.  ACQUISITION

Acquisition of Fairmont and Wood River Ethanol Plants

In November 2013, the Company acquired two ethanol plants, located in Fairmont, Minnesota and Wood River, Nebraska, with a combined annual production capacity of 230 million gallons, from Ethanol Holding Company, LLC, an entity composed of the predecessor owners’ lender group. Total consideration was  $114.3 million and acquisition-related costs of $0.8 million were recorded in selling, general and administrative expenses. The Company issued approximately $77.0 million of short-term notes payable and term debt shortly after the acquisition, with the acquired assets serving as collateral for these loans, and entered into capital leases totaling $10.0 million for grain facilities that were previously leased by the predecessor owners of the acquired assets. At the time of acquisition, the ethanol plant in Fairmont, Minnesota was not operational; however, upon completion of certain maintenance and enhancement projects, the Company began operations at the plant in early January 2014. The following is a summary of assets acquired and liabilities assumed (in thousands):

Amounts of Identifiable Assets Acquired and Liabilities Assumed
Accounts receivable	$119
Inventory	8,680
Prepaid expenses and other	2,696
Property and equipment, net	112,274
Other assets	4,193

Current liabilities	(4,260)
Long-term portion of capital leases and
tax increment financing bond	(7,895)
Other liabilities	(1,489)
Total identifiable net assets	$114,318

The amounts above reflect the final purchase price allocation, which did not change materially from the initial allocation. There is ongoing litigation related to this acquisition. To the extent that this litigation is resolved favorably for the Company, it will result in a gain in a future period with no impact in the event of a negative outcome.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The following tables set forth the Company’s assets and liabilities by level for the dates indicated (in thousands):

	Fair Value Measurements at September 30, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$401,113	$-	$-	$401,113
Restricted cash	13,162	-	-	13,162
Margin deposits	11,829	-	(11,829)	-
Inventories carried at market	-	18,642	-	18,642
Unrealized gains on derivatives	11,779	53,422	(2,230)	62,971
Other assets	118	-	-	118
Total assets measured at fair value	$438,001	$72,064	$(14,059)	$496,006

Liabilities:
Unrealized losses on derivatives	$12,458	$14,762	$(14,059)	$13,161
Total liabilities measured at fair value	$12,458	$14,762	$(14,059)	$13,161

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$272,027	$-	$-	$272,027
Restricted cash	26,994	-	-	26,994
Margin deposits	77,102	-	(77,102)	-
Inventories carried at market	-	23,782	-	23,782
Unrealized gains on derivatives	3,629	18,712	26,295	48,636
Other assets (1)	2,200	-	-	2,200
Total assets measured at fair value	$381,952	$42,494	$(50,807)	$373,639

Liabilities:
Unrealized losses on derivatives	$50,807	$4,612	$(50,807)	$4,612
Other	9	-	-	9
Total liabilities measured at fair value	$50,816	$4,612	$(50,807)	$4,621

(1) Represents long-term restricted cash related to the $22.0 million revenue bond of Green Plains Bluffton.

The Company believes the fair value of its debt approximated $619.8 million compared to a book value of $615.6 million at September 30, 2014 and the fair value of its debt approximated $775.7 million compared to a book value of $735.2 million at December 31, 2013. The Company estimates the fair value of its outstanding debt using Level 2 inputs. The Company believes the fair values of its accounts receivable and accounts payable approximated book value, which were $108.8 million and $132.8 million, respectively, at September 30, 2014 and $106.8 million and $112.0 million, respectively, at December 31, 2013.

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

The following tables set forth certain financial data for the Company’s operating segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Ethanol production:
Revenues from external customers (1)	$34,593	$39,766	$(63,893)	$118,511
Intersegment revenues	550,102	477,103	1,719,434	1,437,821
Total segment revenues	584,695	516,869	1,655,541	1,556,332
Corn oil production:
Revenues from external customers (1)	-	-	-	-
Intersegment revenues	21,922	17,290	58,687	49,304
Total segment revenues	21,922	17,290	58,687	49,304
Agribusiness:
Revenues from external customers (1)	23,747	5,055	75,476	43,178
Intersegment revenues	290,543	274,100	941,897	498,189
Total segment revenues	314,290	279,155	1,017,373	541,367
Marketing and distribution:
Revenues from external customers (1)	775,585	713,150	2,394,089	2,166,453
Intersegment revenues	40,616	9,629	108,676	13,042
Total segment revenues	816,201	722,779	2,502,765	2,179,495
Revenues including intersegment activity	1,737,108	1,536,093	5,234,366	4,326,498
Intersegment eliminations	(903,183)	(778,122)	(2,828,694)	(1,998,356)
Revenues as reported	$833,925	$757,971	$2,405,672	$2,328,142

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross profit:
Ethanol production	$59,869	$22,269	$166,728	$34,228
Corn oil production	11,770	9,649	30,517	25,431
Agribusiness	2,432	815	7,907	2,986
Marketing and distribution	17,171	8,615	67,786	39,074
Intersegment eliminations	6,841	(324)	4,210	(871)
	$98,083	$41,024	$277,148	$100,848
Operating income:
Ethanol production	$54,858	$17,851	$151,195	$22,508
Corn oil production	11,715	9,596	30,297	25,226
Agribusiness	1,136	163	3,341	781
Marketing and distribution	9,373	4,456	46,258	26,654
Intersegment eliminations	6,842	(324)	4,271	(826)
Corporate activities	(8,869)	(6,208)	(23,017)	(17,543)
	$75,055	$25,534	$212,345	$56,800

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Ethanol	$617,153	$595,152	$1,765,576	$1,798,297
Distillers grains	132,233	110,426	412,920	364,866
Corn oil	24,865	19,375	64,193	53,749
Grain	42,061	23,081	115,433	78,703
Other	17,613	9,937	47,550	32,527
	$833,925	$757,971	$2,405,672	$2,328,142

The following table sets forth total assets by operating segment (in thousands):

	September 30,	December 31,
	2014	2013
Total assets:
Ethanol production	$957,875	$911,315
Corn oil production	32,941	28,569
Agribusiness	144,014	165,570
Marketing and distribution	297,401	258,361
Corporate assets	275,128	175,210
Intersegment eliminations	(3,779)	(6,980)
	$1,703,580	$1,532,045

5.  INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale and fair value hedged inventories, which are valued at market value. The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Finished goods	$66,863	$56,664
Grain held for sale	957	23,782
Raw materials	55,128	51,726
Work-in-process	47,115	11,506
Supplies and parts	18,353	14,650
	$188,416	$158,328

6.  GOODWILL

The Company did not have any changes in the total carrying amount of goodwill, which was $40.9 million during the nine months ended September 30, 2014. Goodwill of $30.3 million is attributable to the ethanol production segment and $10.6 million is attributable to the marketing and distribution segment.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2014, the Company’s consolidated balance sheet reflects unrealized gains, net of tax, of $11.0 million in accumulated other comprehensive income. The Company expects that all of the unrealized gains at September 30, 2014 will be reclassified into operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in operating income, however, will differ as commodity prices change.

Fair Values of Derivative Instruments

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the consolidated balance sheets in which the fair values are reflected (in thousands):

	Asset Derivatives'				Liability Derivatives'
	Fair Value				Fair Value
	September 30,		December 31,		September 30,	December 31,
	2014		2013		2014	2013
Derivative financial instruments (1)	$51,142	(2)	$(28,466)	(3)	$-	$-
Accrued and other liabilities	-		-		13,154	4,612
Other liabilities	-		-		7	-
Total	$51,142		$(28,466)		$13,161	$4,612

(1) Derivative financial instruments as reflected on the consolidated balance sheets are net of related margin deposit assets of $11.8 million and $77.1 million at September 30, 2014 and December 31, 2013, respectively.

(2) Balance at September 30, 2014 includes $12.3 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

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

Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The following tables provide information about gains or losses recognized in income and other comprehensive income on the Company’s derivative financial instruments and the line items in the consolidated financial statements in which such gains and losses are reflected (in thousands):

Gains (Losses) on Derivative Instruments Not	Three Months Ended September 30,		Nine Months Ended September 30,
Designated in a Hedging Relationship	2014	2013	2014	2013
Revenues	$11,627	$(2,241)	$24,992	$(16,724)
Cost of goods sold	419	2,982	2,817	14,189
Net increase (decrease) recognized in earnings before tax	$12,046	$741	$27,809	$(2,535)

Gains (Losses) Due to Ineffectiveness	Three Months Ended September 30,		Nine Months Ended September 30,
of Cash Flow Hedges	2014	2013	2014	2013
Revenues	$(196)	$53	$(278)	$26
Cost of goods sold	1,095	(410)	345	(434)
Net increase (decrease) recognized in earnings before tax	$899	$(357)	$67	$(408)

Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
into Net Income	2014	2013	2014	2013
Revenues	$(15,484)	$(11,642)	$(228,806)	$(45,862)
Cost of goods sold	(65,763)	(5,058)	(31,505)	(11,925)
Net decrease recognized in earnings before tax	$(81,247)	$(16,700)	$(260,311)	$(57,787)

Effective Portion of Cash Flow Hedges Recognized in	Three Months Ended September 30,		Nine Months Ended September 30,
Other Comprehensive Income (Loss)	2014	2013	2014	2013
Commodity Contracts	$(40,504)	$(15,399)	$(231,771)	$(62,429)

Gains (Losses) from Fair Value	Three Months Ended September 30,		Nine Months Ended September 30,
Hedges of Inventory	2014	2013	2014	2013
Cost of goods sold (effect of change in inventory value)	$(611)	$-	$1,842	$-
Cost of goods sold (effect of fair value hedge)	715	-	(1,257)	-
Ineffectiveness recognized in earnings before tax	$104	$-	$585	$-

There were no gains or losses due to the discontinuance of cash flow hedge or fair value hedge treatment during the three and nine months ended September 30, 2014 and 2013.

The following table summarizes volumes of open commodity derivative positions as of September 30, 2014 (in thousands):

September 30, 2014
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity
Futures	2,161				Bushels	Corn, Soybeans and Wheat
Futures	22,545	(3)			Bushels	Corn
Futures	(1,710)	(4)			Bushels	Corn
Futures	41,286				Gallons	Ethanol
Futures	(136,584)	(3)			Gallons	Ethanol
Futures	(2,980)				mmBTU	Natural Gas
Futures	(4,103)	(4)			mmBTU	Natural Gas
Futures	4,920				Pounds	Cattle
Futures	(11,680)	(3)			Pounds	Cattle
Futures	27,000				Pounds	Soybean Oil
Options	(3,131)				Bushels	Corn, Soybeans and Wheat
Options	(10,627)				Gallons	Ethanol
Forwards			17,355	(10,288)	Bushels	Corn and Soybeans
Forwards			10,063	(180,425)	Gallons	Ethanol
Forwards			124	(480)	Tons	Distillers Grains
Forwards			14,971	(113,860)	Pounds	Corn Oil
Forwards			9,015	(797)	mmBTU	Natural Gas

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.
(4)	Futures used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations.  Included in revenues are net losses of $0.3 million and net gains of $7.1 million for the three and nine months ended September 30, 2014, respectively, and net losses of $0.1 million and net gains of $0.1 million for the three and nine months ended September 30, 2013, respectively, on energy trading contracts.

8.  DEBT

The principal balances of the components of long-term debt are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Green Plains Bluffton:
$70.0 million term loan	$-	$26,621
$20.0 million revolving term loan	-	15,000
$22.0 million revenue bond	-	15,780
Green Plains Central City:
$55.0 million term loan	-	33,100
$30.5 million revolving term loan	-	17,739
Equipment financing loan	-	36
Green Plains Fairmont and Green Plains Wood River:
$62.5 million term loan	55,000	50,000
$27.0 million term loan	-	26,756
Tax increment financing bond	3,589	3,626
Capital leases on grain facilities	9,994	9,994
Capital leases on equipment and other	4,359	5,489
Green Plains Holdings II:
$46.8 million term loans	31,260	15,914
$20.0 million revolving term loan	6,000	31,960
Green Plains Obion:
$60.0 million term loan	-	3,879
$37.4 million revolving term loan	32,425	28,400
Equipment financing loan	-	126
Economic development grant	1,178	1,245
Green Plains Ord:
$25.0 million term loan	-	15,143
$13.0 million revolving term loan	-	2,151
Green Plains Otter Tail:
$30.3 million term loan	-	17,960
$19.2 million note payable	-	19,151
Equipment financing loan	12	-
Green Plains Processing:
$225.0 million term loan	224,438	-
Green Plains Shenandoah:
$17.0 million revolving term loan	-	9,000
Green Plains Superior:
$40.0 million term loan	-	9,750
$15.6 million revolving term loan	15,625	8,000
Equipment financing loan	-	18
Corporate:
$90.0 million convertible notes	-	90,000
$120.0 million convertible notes	99,765	96,653
Capital lease	19	188
Other	11,469	10,000
Total long-term debt	495,133	563,679
Less: current portion of long-term debt	(41,501)	(82,933)
Long-term debt	$453,632	$480,746

Short-term notes payable and other borrowings at September 30, 2014 included working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $14.8 million,  $31.5 million and $74.2 million, respectively. Short-term notes payable and other borrowings at December 31, 2013 included working capital revolvers at Green Plains Grain and Green Plains Trade with outstanding balances of $95.0 million and $76.5 million, respectively.

Ethanol Production Segment

Term Loans

Scheduled principal payments are as follows:

•	Green Plains Fairmont and Green Plains	$2.5 million per quarter, decreasing
	Wood River	to $1.3 million per quarter in 2015
•	Green Plains Holdings II	$1.8 million per quarter
•	Green Plains Processing	$0.6 million per quarter

Final maturity dates (at the latest) are as follows:

•	Green Plains Fairmont and Green Plains
	Wood River	November 27, 2015
•	Green Plains Holdings II	July 1, 2019
•	Green Plains Processing	June 30, 2020

Revolving Term Loans – The revolving term loans are generally available for advances throughout the life of the commitment. Allowable advances under the Green Plains Superior loan agreement are reduced by $0.6 million each quarter commencing on October 20, 2014. Allowable advances under the Green Plains Obion loan agreement are reduced by $0.8 million each quarter commencing on August 20, 2014. Interest-only payments are due each month on all revolving term loans until their final respective maturity dates.

Final maturity dates (at the latest) are as follows:

•	Green Plains Holdings II	July 1, 2019
•	Green Plains Obion	May 20, 2020
•	Green Plains Superior	October 20, 2019

During the second quarter of 2014, Green Plains Processing LLC, a wholly-owned subsidiary of Green Plains Inc., issued term debt under a $225 million Term Loan B facility, which was used to repay all term loans and revolving term loans at Green Plains Bluffton, Green Plains Central City, Green Plains Ord, Green Plains Otter Tail and Green Plains Shenandoah, including the Green Plains Bluffton Revenue Bonds. The new facility is secured by the Atkinson, Bluffton, Central City, Ord, Otter Tail and Shenandoah ethanol plants, including their corn oil production assets, and bears interest at a rate equal to 5.5% plus LIBOR, subject to a 1.0% floor. At September 30, 2014, the interest rate on this term debt was 6.5%. The facility matures on June 30, 2020.

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

In July 2014, the Green Plains Fairmont and Green Plains Wood River $62.5 million term loan was amended to increase the outstanding amount from $50.0 million to $62.5 million.  In August 2014, the Green Plains Superior revolving term loan was amended to increase the commitment amount from $10.0 million to $15.6 million, as well as extend the maturity date, and the Green Plains Superior term loan was extinguished. The descriptions above have been updated to reflect the amendments.

Allowable dividends and other non-overhead distributions from each respective subsidiary are subject to certain additional restrictions including compliance with all loan covenants, terms and conditions, as follows:

•	Green Plains Fairmont and	Up to amounts equal to permitted tax distributions, as defined in the
	Green Plains Wood River	loan agreement
•	Green Plains Holdings II	Up to 40% of net profit before tax, and unlimited if working capital is greater than or equal to $20.0 million
•	Green Plains Obion	Up to 40% of net profit before tax, and unlimited if working capital is greater than or equal to $15.0 million
•	Green Plains Processing	Amounts may be distributed after quarterly free cash flow payment is made, subject to certain limitations, as defined in the loan agreement
•	Green Plains Superior	Up to 40% of net profit before tax, and unlimited after free cash flow payment is made

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility with various lenders to provide for working capital financing. The lenders will make loans up to the maximum commitment based on eligible collateral. The amount of eligible collateral is determined by a calculated borrowing base value equal to the sum of percentages of eligible cash, eligible receivables and eligible inventories, less certain miscellaneous adjustments. Advances are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period plus the applicable margin or the base rate plus the applicable margin. The revolving credit facility matures on August 26, 2016. The revolving credit facility includes total revolving credit commitments of $125.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $75.0 million of new lender commitments upon agent approval. The facility also allows for additional seasonal borrowings up to $50.0 million. The total commitments outstanding under the facility cannot exceed $250.0 million. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment. In addition to other customary covenants, this revolving credit facility contains restrictions on distributions with respect to capital stock, with exceptions for distributions of up to 40% of net profit before tax, subject to certain conditions.

Green Plains Cattle has a $15.0 million senior secured asset-based revolving credit facility to provide for working capital financing. The lender will make loans up to $15.0 million based on eligible collateral. The amount of eligible collateral is determined by a calculated borrowing base value equal to the sum of percentages of eligible cash, eligible receivables and eligible inventories, less certain miscellaneous adjustments. Advances are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period plus 3.00%. The revolving credit facility matures on December 1, 2014.

Marketing and Distribution Segment

Green Plains Trade has a $130.0 million senior secured asset-based revolving credit facility with various lenders to provide for working capital financing. The lenders will make loans up to $130.0 million based on eligible collateral. The amount of eligible collateral is determined by a calculated borrowing base value equal to the sum of percentages of eligible receivables and eligible inventories, less certain miscellaneous adjustments. The outstanding balance, if any, is subject to interest charges at the lender’s floating base rate plus the applicable margin or LIBOR plus the applicable margin. The revolving credit facility matures on April 26, 2016. In addition to other customary covenants, this revolving credit facility contains restrictions on distributions on capital stock, with exceptions for distributions with respect to tax obligations, subject to certain conditions. At September 30, 2014, Green Plains Trade had $6.4 million presented as restricted cash on the consolidated balance sheets, the use of which was restricted for repayment towards the outstanding loan balance.

Corporate Activities

In September 2013, the Company issued $120.0 million of 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes. The 3.25% Notes represent senior, unsecured obligations of the Company, with interest payable on April 1 and October 1 of each year. At the time the Company issued the 3.25% Notes, it was only permitted to settle conversions with shares of its common stock. The Company received shareholder approval at its 2014 annual meeting, held in the second quarter, to allow for flexible settlement which gives it the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company intends to satisfy conversion of the 3.25% Notes with cash for the principal amount of the debt and cash or shares of common stock for any related conversion premium. The 3.25% Notes contain liability and equity components which were bifurcated and accounted for separately. The liability component of the 3.25% Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.21% effective interest rate, which was determined by considering the rate of return investors would require for comparable debt of the Company without conversion rights. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 3.25% Notes, resulting in the initial recognition of $24.5 million as debt discount costs recorded in additional paid-in capital. The carrying amount of the 3.25% Notes will be accreted to the principal amount over the remaining term to maturity and the Company will record a corresponding amount of noncash interest expense. Additionally, the Company incurred debt issuance costs of $5.1 million related to the 3.25% Notes and allocated $4.0 million of debt issuance costs to the liability component of the 3.25% Notes. These costs will be amortized to noncash interest expense over the five-year term of the 3.25% Notes. Prior to April 1, 2018, the 3.25% Notes will not be convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment upon the occurrence of certain events, including the payment of a quarterly cash dividend that exceeds $0.04 per share. As a result, the conversion rate was recently adjusted to 48.0057 shares of common stock per $1,000 principal amount of 3.25% Notes, which is equal to a current conversion price of approximately $20.83 per share. In addition, the Company may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the Company calling the 3.25% Notes for redemption.

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

Covenant Compliance

The Company, including all of its subsidiaries, was in compliance with its debt covenants as of September 30, 2014.

Capitalized Interest

The Company had $10 thousand and $99 thousand in capitalized interest during the three and nine months ended September 30, 2014.

Restricted Net Assets

At September 30, 2014, there were approximately $679.2 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

The following table summarizes  stock option activity for the nine months ended September 30, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2013	610,250	$10.71	3.4	$5,310
Granted	-	-	-	-
Exercised	(269,500)	10.54	-	5,257
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at September 30, 2014	340,750	$10.84	3.3	$9,163
Exercisable at September 30, 2014 (1)	340,750	$10.84	3.3	$9,163

(1) Includes in-the-money options totaling 340,750 shares at a weighted-average exercise price of $10.84.

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

The following table summarizes non-vested stock award and deferred stock unit activity for the nine months ended September 30, 2014:

	Non-Vested Shares and Deferred Stock Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Non-Vested at December 31, 2013	738,950	$10.39
Granted	407,393	23.56
Forfeited	(5,516)	10.88
Vested	(456,073)	13.47
Non-Vested at September 30, 2014	684,754	$16.17	1.9

Compensation costs expensed for share-based payment plans described above during the three and nine months ended September 30, 2014 were approximately $1.3 million and $5.8 million, respectively, and during the three and nine months ended September 30, 2013 were approximately $1.0 million and $4.4 million, respectively. At September 30, 2014, there were $8.0 million of unrecognized compensation costs from share-based compensation arrangements, which are related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 1.9 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 38.5% of these expense amounts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic EPS:
Net income	$41,749	$9,410	$117,266	$17,930
Weighted average shares outstanding - basic	37,588	30,204	36,101	30,100
EPS - basic	$1.11	$0.31	$3.25	$0.60

Diluted EPS:
Net income	$41,749	$9,410	$117,266	$17,930
Interest and amortization on convertible debt, net of tax effect:
5.75% Notes	-	883	576	2,643
3.25% Notes	-	79	1,379	79
Net income - diluted	$41,749	$10,372	$119,221	$20,652

Weighted average shares outstanding - basic	37,588	30,204	36,101	30,100
Effect of dilutive convertible debt:
5.75% Notes	-	6,284	1,345	6,281
3.25% Notes	2,752	688	3,452	232
Effect of dilutive warrants	-	93	-	-
Effect of dilutive stock-based compensation awards	202	214	232	205
Weighted average shares outstanding - diluted	40,542	37,483	41,130	36,818

EPS - diluted	$1.03	$0.28	$2.90	$0.56

Excluded from the computations of diluted EPS for both the three and nine months ended September 30, 2013 were stock-based compensation awards totaling 0.2 million shares,  because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the respective periods. Also, as consideration for the acquisition of the Lakota and Riga ethanol plants in October 2010, the Company issued warrants for 700,000 shares of its common stock at a price of $14.00 per share exercisable until October 22, 2013. The warrants are excluded from the computations of diluted EPS for the nine months ended September 30, 2013 as the exercise price was greater than the average market price of the Company’s common stock for those periods.

11.  STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, December 31, 2013	37,704	$38	$468,962	$148,505	$(6,339)	7,200	$(65,808)	$545,358
Net income	-	-	-	117,266	-	-	-	117,266
Cash dividends declared	-	-	-	(5,899)	-	-	-	(5,899)
Other comprehensive loss
before reclassification	-	-	-	-	(141,166)	-	-	(141,166)
Amounts reclassified from accum.
other comprehensive loss	-	-	-	-	158,549	-	-	158,549
Other comprehensive income,
net of tax	-	-	-	-	17,383	-	-	17,383
Stock-based compensation	304	-	4,470	-	-	-	-	4,470
Stock options exercised	269	-	4,424	-	-	-	-	4,424
Conversion of 5.75 % Notes	6,533	7	90,336	-	-	-	-	90,343
Balance, September 30, 2014	44,810	$45	$568,192	$259,872	$11,044	7,200	$(65,808)	$773,345

Amounts reclassified from accumulated other comprehensive income for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Statements of Operations
	2014	2013	2014	2013	Classification
Gains (losses) on cash flow hedges:
Ethanol commodity derivatives	$(15,484)	$(11,642)	$(228,806)	$(45,862)	Revenues
Corn commodity derivatives	(65,763)	(5,058)	(31,505)	(11,925)	Cost of goods sold
Total	(81,247)	(16,700)	(260,311)	(57,787)	Loss before income taxes
Income tax benefit	(31,428)	(6,797)	(101,762)	(22,906)	Income tax benefit
Amounts reclassified from
accumulated other
comprehensive loss	$(49,819)	$(9,903)	$(158,549)	$(34,881)

12.  INCOME TAXES

The Company records income tax expense or benefit during interim periods based on its best estimate of the annual effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.

Income tax expense for the three and nine months ended September 30, 2014 was $24.3 million and $68.6 million, respectively, compared to an income tax expense of $7.6 million and $13.5 million, respectively, for the same periods in 2013. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 36.7% and 36.9% for the three and nine months ended September 30, 2014, respectively, and 44.8% and 43.0% for the three and nine months ended September 30, 2013, respectively. The effective tax rate for the three and nine months ended September 30, 2014 reflects the release of a valuation allowance for state tax credits, as well as state tax credits generated, that the Company expects to utilize in the future, and an income tax deduction for qualified production activities. This was partially offset by a change in estimate related to the Company’s filing position in various jurisdictions.

The amount of unrecognized tax benefits for uncertain tax positions was $0.3 million as of September 30, 2014 and $0.2 million as of December 31, 2013.  Recognition of these benefits would have a favorable impact on the Company’s effective tax rate. The increase during the nine months ended September 30, 2014 is due to a change in estimate related to the Company’s filings in certain jurisdictions.

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

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $8.3 million and $23.5 million during the three and nine months ended September 30, 2014, respectively, and $4.7 million and $14.6 million during the three and nine months ended September 30, 2013, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2014 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2014	$6,166
2015	23,205
2016	20,904
2017	15,945
2018	13,535
Thereafter	18,939
Total	$98,694

Commodities

As of September 30, 2014 the Company had contracted for future purchases of grain, corn oil, natural gas, ethanol,  distillers grains and cattle valued at approximately $392.7 million.

Legal

The Company is currently involved in litigation that has arisen in the ordinary course of business, but it does not believe that any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

Insurance Recoveries

In March 2014, the Green Plains Otter Tail ethanol plant was damaged by a fire, which caused substantial property damage and business interruption costs. The Company has property damage and business interruption insurance coverages and, as a result, the fire has not had a material adverse impact on the Company’s financial results.

As of September 30, 2014, the Company’s insurance carrier had approved $6.9 million for the property damage portion of the claim, representing a partial reimbursement, net of deductible, for the replacement value of the damaged property and equipment. This recovery is in excess of the book value of the damaged assets, resulting in a gain of $3.3 million, which was recorded in other income during the nine months ended September 30, 2014. The Company expects to receive additional insurance proceeds in the fourth quarter of 2014 totaling approximately $2.3 million related to the property damage claim, which will increase the amount of the gain accordingly.

The Company had also received insurance proceeds of $8.5 million as of September 30, 2014 related to the business interruption portion of the claim, reimbursing a substantial majority of lost profits, net of deductible, during the repair of this equipment. These proceeds are recorded as a reduction of cost of goods sold. The Company expects to receive additional insurance proceeds in the fourth quarter of 2014 upon final determination of amounts due related to the business interruptions portion of the claim.

14. RELATED PARTY TRANSACTIONS

Commercial Contracts

Three subsidiaries of the Company have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital, is a member of the Company’s Board of Directors. In March 2014, a subsidiary of the Company entered into $1.4 million of new equipment financing agreements with AXIS Capital with monthly payments beginning in April 2014. Totals of $1.3 million and $0.1 million were included in debt at September 30, 2014 and December 31, 2013, respectively, under these financing arrangements. Payments, including principal and interest, totaled $69 thousand and $194 thousand during the three and nine months ended September 30, 2014, respectively, and $37 thousand and $111 thousand during the three and nine months ended September 30, 2013, respectively. The weighted average interest rate for all financing agreements with AXIS Capital was 6.8%.

Aircraft Lease

Effective April 1, 2014, the Company entered into two agreements with entities controlled by Wayne B. Hoovestol for the lease of two aircrafts. Mr. Hoovestol is Chairman of the Company’s Board of Directors. In total, the Company agreed to pay $15,834 per month for combined use of up to 125 hours per year of the aircrafts. Any flight time in excess of 125 hours per year will incur additional hourly-based charges. These agreements replaced a prior agreement with an entity controlled by Mr. Hoovestol for the lease of an aircraft for $6,667 per month for use of up to 100 hours per year, with any flight time in excess of 100 hours resulting in additional hourly-based charges. During the three and nine months ended September 30, 2014, payments related to these leases totaled $68 thousand and $166 thousand, respectively, and during the three and nine months ended September 30, 2013, payments related to the aircraft  lease totaled $30 thousand and $104 thousand, respectively. The Company had approximately $6 thousand in outstanding payables related to this agreement at September 30, 2014 and did not have any such outstanding payables at December 31, 2013.

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

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2013 and in Item 1A of Part II of this quarterly report on Form 10-Q for the quarter ended September 30, 2014. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we operate, commodity market risks including those that may result from current weather conditions, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation, risks related to closing and achieving anticipated results from acquisitions, risks associated with merchant trading, risks associated with the operations of a cattle-feeding business, risks associated with the joint venture to commercialize algae production and the growth potential of the algal biomass industry, and other risk factors detailed in our reports filed with the SEC. Actual results may differ from projected results due, but not limited, to unforeseen developments.

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

In 2013, U.S. ethanol production was 13.3 billion gallons compared with production of 13.2 billion gallons in 2012 and 13.8 billion gallons mandated by the current Renewable Fuel Standard, or RFS II, for 2013. As a result of the U.S. ethanol industry rationalizing production, inventory stocks reached a low of 628 million gallons at the end of October 2013, the lowest level since October 2010. Domestic inventory stocks were 791 million gallons at September 30, 2014. Lower production, stocks and corn prices had a positive effect on ethanol margins in 2013, especially in the fourth quarter, continuing in the first nine months of 2014. Drought conditions in the Midwestern region of the United States during 2012 caused corn to trade at unusually high prices through the third quarter of 2013. Also, during 2012, sugarcane ethanol imported from Brazil, which totaled approximately 530 million gallons, was one of the most economical means for certain parties to comply with an RFS II requirement to blend, in the aggregate, 2.0 billion gallons of advanced biofuels in 2012. Effective May 1, 2013, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil to 25 percent (from 20 percent) which, along with more competitively priced ethanol produced from corn, has reduced U.S. ethanol imports from Brazil. In 2013, U.S. ethanol imports were 400 million gallons and exports were 600 million gallons. According to the U.S. Department of Commerce, in the first eight months of 2014, the U.S. had ethanol exports, net of imports, of approximately 473 million gallons. As of October 11, 2014, the USDA has projected the U.S. corn crop harvest to be a record 14.5 billion bushels with a projected yield per acre of 174.2 bushels on 83.1 million acres harvested. This corn production is anticipated to result in corn ending stocks of 2.1 billion bushels at August 31, 2015. We believe that U.S. ethanol production levels will continue to adjust to supply and demand factors for ethanol and corn.

There may be periods of time that, due to the variability of commodity prices and compressed margins, we reduce or cease ethanol production operations at certain of our ethanol plants. The reduced production rates will increase ethanol yields and optimize cash flow in lower margin environments. In 2013 we produced ethanol at approximately 94.0% of our total daily average capacity. During the nine months ended September 30, 2014, we produced ethanol at approximately 95.5% of our total daily average capacity due to the improvement in the ethanol margin environment.

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

To further drive the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current ten percent level, or E10, to a 15% level, or E15. Through a series of decisions beginning in October 2010, the EPA has granted a waiver for the use of E15 in model year 2001 and newer passenger vehicles, including cars, sport utility vehicles, and light pickup trucks. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends. On June 24, 2013 the U.S. Supreme Court declined to hear an appeal from the American Petroleum Institute and other organizations challenging the EPA’s decision to permit the sale of E15. According to the EPA, as of October 1, 2014, 82 fuel manufacturers were registered to sell E15. In January 2014, a major fuel retailer announced that it will begin offering E15 to customers with the objective to have 100 of its U.S. stores offering E15 in 2014. As of October 22, 2014, there were 92 gas stations in 14 states offering E15 to consumers.

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

BioProcess Algae announced in April 2013 that it had been selected to receive a grant of up to $6.4 million from the U.S. Department of Energy as part of a pilot-scale biorefinery project related to production of hydrocarbon fuels meeting military specification. The project uses renewable carbon dioxide, lignocellulosic sugars and waste heat through BioProcess Algae’s Grower Harvester™ technology platform. The objective of the project is to demonstrate technologies to cost-effectively convert biomass into advanced drop-in biofuels. BioProcess Algae is required to contribute a minimum of 50% matching funds for the project.

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

If we and the other BioProcess Algae members determine that the joint venture can achieve the desired economic performance, a larger build-out will be considered, possibly as large as 200 to 400 acres of Grower Harvester™ reactors at the Shenandoah site. Such a build-out may be completed in stages and could take up to two years to complete. Funding for such a project would come from a variety of sources including current partners, new equity investors, debt financing or a combination thereof.

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

Grain acquisition costs represent the primary components of cost of goods sold in our agribusiness segment. Grain inventories held for sale, forward purchase contracts and forward sale contracts are valued at market prices, where available, or other market quotes adjusted for differences, primarily transportation, between the exchange-traded market and the local markets on which the terms of the contracts are based. Changes in the market value of grain inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts are recognized in earnings as a component of cost of goods sold. Feed costs in the cattle-feeding operation are also included as a component of cost of goods sold in the agribusiness segment, as well as direct labor and feedlot overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of our feedlot. Feedlot overhead costs primarily consist of feedlot utilities, depreciation, repairs and maintenance, and yard expenses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Ethanol production:
Revenues from external customers (1)	$34,593	$39,766	$(63,893)	$118,511
Intersegment revenues	550,102	477,103	1,719,434	1,437,821
Total segment revenues	584,695	516,869	1,655,541	1,556,332
Corn oil production:
Revenues from external customers (1)	-	-	-	-
Intersegment revenues	21,922	17,290	58,687	49,304
Total segment revenues	21,922	17,290	58,687	49,304
Agribusiness:
Revenues from external customers (1)	23,747	5,055	75,476	43,178
Intersegment revenues	290,543	274,100	941,897	498,189
Total segment revenues	314,290	279,155	1,017,373	541,367
Marketing and distribution:
Revenues from external customers (1)	775,585	713,150	2,394,089	2,166,453
Intersegment revenues	40,616	9,629	108,676	13,042
Total segment revenues	816,201	722,779	2,502,765	2,179,495
Revenues including intersegment activity	1,737,108	1,536,093	5,234,366	4,326,498
Intersegment eliminations	(903,183)	(778,122)	(2,828,694)	(1,998,356)
Revenues as reported	$833,925	$757,971	$2,405,672	$2,328,142

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross profit:
Ethanol production	$59,869	$22,269	$166,728	$34,228
Corn oil production	11,770	9,649	30,517	25,431
Agribusiness	2,432	815	7,907	2,986
Marketing and distribution	17,171	8,615	67,786	39,074
Intersegment eliminations	6,841	(324)	4,210	(871)
	$98,083	$41,024	$277,148	$100,848
Operating income:
Ethanol production	$54,858	$17,851	$151,195	$22,508
Corn oil production	11,715	9,596	30,297	25,226
Agribusiness	1,136	163	3,341	781
Marketing and distribution	9,373	4,456	46,258	26,654
Intersegment eliminations	6,842	(324)	4,271	(826)
Corporate activities	(8,869)	(6,208)	(23,017)	(17,543)
	$75,055	$25,534	$212,345	$56,800

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Consolidated Results

Consolidated revenues increased by $76.0 million for the three months ended September 30, 2014 compared to the same period in 2013. Revenues from sales of ethanol, distillers grains and other grains increased by $22.0 million, $21.8 million and $19.0 million, respectively. Ethanol and distillers grains revenues were affected by an increase in volumes produced and merchant trading activities, offset partially by a decrease in average realized prices. Grain revenues were impacted by an increase in merchant trading activity. Gross profit increased by $57.1 million for the three months ended September 30, 2014 compared to the same period in 2013 primarily as a result of increased volumes and improved margins for ethanol production, as well as increased merchant trading activity, partially offset by reduced income from crude oil transportation. Operating income increased by $49.5 million for the three months ended September 30, 2014 compared to the same period in 2013 as a result of the factors discussed above partially offset by a $7.5 million increase in selling, general and administrative expenses. Selling, general and administrative expenses were higher for the three months ended September 30, 2014 compared to the same period in 2013 due primarily to an increase in personnel costs and the expanded scope of operations following the acquisitions of the Fairmont and Wood River ethanol plants in the fourth quarter of 2013. Interest expense increased by $2.7 million for the three months ended September 30, 2014 compared to the same period in 2013 due to higher average debt balances outstanding, as well as higher average borrowing costs during the current quarter. Income tax expense was $24.3 million for the three months ended September 30, 2014 compared to $7.6 million for the same period in 2013.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Three Months Ended September 30,
	2014	2013
Ethanol sold
(thousands of gallons)	246,939	177,799
Distillers grains sold
(thousands of equivalent dried tons)	682	491
Corn consumed
(thousands of bushels)	87,732	62,435

Revenues in the ethanol production segment increased by $67.8 million for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to higher volumes produced and sold, partially offset by lower average ethanol and distillers grains prices. Revenues for the three months ended September 30, 2014 included production from our Fairmont and Wood River plants, which were acquired in 2013 and contributed an additional combined 52.6 million gallons of ethanol production and $104.8 million in revenue. The ethanol production segment produced 246.9 million gallons of ethanol, which represents approximately 96.0% of daily average production capacity, during the three months ended September 30, 2014.

Cost of goods sold in the ethanol production segment increased by $30.2 million for the three months ended September 30, 2014 compared to the same period in 2013. Corn consumption increased by 25.3 million bushels, partially offset by the average cost per bushel decreasing by 40% during the three months ended September 30, 2014 compared to the same period in 2013. As a result of the factors identified above, gross profit and operating income for the ethanol production segment increased by $37.6 million and $37.0 million, respectively, for the three months ended September 30, 2014 compared to the same period in 2013. Depreciation and amortization expense for the ethanol production segment was $13.0 million for the three months ended September 30, 2014 compared to $11.4 million during the same period in 2013 due to the increased expenses from our Fairmont and Wood River plants.

Corn Oil Production Segment

Revenues in the corn oil production segment increased by $4.6 million for the three months ended September 30, 2014 compared to the same period in 2013. During the three months ended September 30, 2014, we sold 63.0 million pounds of corn oil compared to 42.0 million pounds in the same period of 2013. Production in the third quarter of 2014 included 13.8 million pounds from our Fairmont and Wood River plants acquired in 2013. The average price realized for corn oil was approximately 14% lower for the third quarter of 2014 compared to the same period in 2013.

Gross profit and operating income in the corn oil production segment increased by $2.1 million for the three months ended September 30, 2014 compared to the same period in 2013. The increase in revenues was partially offset by $2.5 million of additional cost of goods sold related to increased volumes produced, partially offset by lower input costs during the three months ended September 30, 2014 compared to the same period in 2013.

Agribusiness Segment

Revenues in the agribusiness segment increased by $35.1 million, and gross profit and operating income increased by $1.6 million and $1.0 million, respectively, for the three months ended September 30, 2014 compared to the same period in 2013. We sold 77.0 million bushels of grain, including 74.1 million bushels to our ethanol production segment during the three months ended September 30, 2014 compared to sales of 44.0 million bushels of grain, including 43.5 million bushels to our ethanol production segment during the same period in 2013. The increase in grain sold during the three months ended September 30, 2014 compared to the same period in 2013 is due to an increase in the number of ethanol plants in our ethanol production segment to which the agribusiness segment supplied corn, including our ethanol plants in Fairmont and Wood River, which were acquired in 2013.  Additionally, $12.8 million of the increase in revenues is due to the cattle-feeding operation that was acquired during the second quarter of 2014.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment increased by $93.4 million for the three months ended September 30, 2014 compared to the same period in 2013. The increase in revenues was primarily due to a $61.6 million increase in ethanol, distillers grain, and other grain revenues due to additional volumes produced by our recently-acquired ethanol plants and an increase in merchant trading of distillers grains and other grains. In addition, revenues from the sale of natural gas to our ethanol production segment increased by $29.3 million. Effective in the fourth quarter of 2013, the marketing and distribution segment provides natural gas procurement for our ethanol plants. The marketing and distribution segment sold 291.3 million and 240.2 million gallons of ethanol during the three months ended September 30, 2014 and 2013, respectively.

Gross profit and operating income for the marketing and distribution segment increased by $8.6 million and $4.9 million, respectively, for the three months ended September 30, 2014 compared to the same period in 2013, primarily due to the increase in merchant trading activity for ethanol, distillers grain, and other grains, partially offset by reduced crude oil transportation activities.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $125.1 million for the three months ended September 30, 2014 compared to the same period in 2013 due to the following factors: increased corn sales from the agribusiness segment to the ethanol production segment of $14.0 million, increased natural gas sales from the marketing and distribution segment to the ethanol production segment of $29.3 million, and increased sales of ethanol from the ethanol production segment to the marketing and distribution segment of $73.3 million, which is primarily due to the ethanol plants acquired in the fourth quarter of 2013.

Intersegment eliminations of gross profit and operating income decreased by $7.2 million for the three months ended September 30, 2014 compared to the same period in 2013 due primarily to a change in the title transfer point for ethanol between segments beginning in the fourth quarter of 2013 and decreased average margins eliminated. As of October 1, 2013, ethanol is sold from the ethanol production segment to the marketing and distribution segment as it is produced and transferred into storage tanks located at each respective plant. The finished product is then sold by the marketing and distribution segment to external customers.  Profit is recognized by the ethanol production segment upon sale to the marketing and distribution segment, but is eliminated from consolidated results until title to the product has been transferred to a third party. Although ethanol quantities held as inventory by the marketing and distribution segment remained constant during the third quarter, the average margin per gallon realized by the ethanol production segment decreased, resulting in a reduction in deferred intersegment profits during the third quarter. This was partially offset by increased intersegment profits eliminated for corn oil and distillers grains in transit to customers at the end of the third quarter of 2014 which will be recognized in future periods.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $2.7 million for the three months ended September 30, 2014 compared to the same period in 2013, primarily due to an increase in personnel costs.

Income Taxes

We recorded income tax expense of $24.3 million for the three months ended September 30, 2014 compared to $7.6 million for the same period in 2013. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 36.7% for the three months ended September 30, 2014 compared to 44.8% for the same period in 2013. The annual effective tax rate was favorably impacted by an income tax deduction for qualified production activities during the three months ended September 30, 2014.  The annual effective tax rate for the three months ended September 30, 2013 reflects a change in estimate related to nondeductible compensation expense and an increase in the accrual for uncertain tax positions partially offset by an increase in tax benefits.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Consolidated Results

Consolidated revenues increased by $77.5 million for the nine months ended September 30, 2014 compared to the same period in 2013. Revenues from sales of distillers grain and other grains increased by $48.1 million and $36.7 million,  respectively, offset by a decrease in ethanol revenues due to a decrease in revenue per gallon. Distillers grains revenues were affected by an increase in volumes produced and merchant trading activities, offset partially by a decrease in average realized prices. Grain revenues were impacted by an increase in merchant trading activities. Gross profit increased by $176.3 million for the nine months ended September 30, 2014 compared to the same period in 2013 primarily as a result of increased volumes of ethanol and corn oil production as well as improved margins for ethanol production. Operating income increased by $155.5 million for the nine months ended September 30, 2014 compared to the same period in 2013 as a result of the factors discussed above, partially offset by an increase in selling, general and administrative expenses of $20.8 million. Selling, general and administrative expenses were higher for the nine months ended September 30, 2014 compared to the same period in 2013 due most significantly to an increase in personnel costs and the expanded scope of operations following the acquisitions of the Atkinson, Fairmont and Wood River ethanol plants in the second and fourth quarters of 2013. Interest expense increased by $6.3 million for the nine months ended September 30, 2014 compared to the same period in 2013 due to higher average debt balances outstanding, as well as higher average borrowing costs. Income tax expense was $68.6 million for the nine months ended September 30, 2014 compared to $13.5 million for the same period in 2013.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
Ethanol sold
(thousands of gallons)	719,582	521,169
Distillers grains sold
(thousands of equivalent dried tons)	1,972	1,456
Corn consumed
(thousands of bushels)	255,930	183,149

Revenues in the ethanol production segment increased by $99.2 million for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to higher volumes produced and sold, partially offset by lower average ethanol and distillers grains prices. Revenues in the first nine months of 2014 included production from our Atkinson, Fairmont and Wood River plants, which were acquired in 2013 and contributed an additional combined 172.1 million gallons of ethanol production and $372.6 million in revenue. The ethanol production segment produced 719.6 million gallons of ethanol, which represents approximately 95.5% of daily average production capacity, during the first nine months of 2014.

Cost of goods sold in the ethanol production segment decreased by $33.3 million for the nine months ended September 30, 2014 compared to the same period in 2013. Corn consumption increased by 72.8 million bushels, offset by the average cost per bushel decreasing by 37% during the nine months ended September 30, 2014 compared to the same period in 2013. As a result of the factors identified above, gross profit and operating income for the ethanol production segment increased by $132.5 million and $128.7 million, respectively, for the nine months ended September 30, 2014 compared to the same period in 2013.

Corn Oil Production Segment

Revenues in the corn oil production segment increased by $9.4 million for the nine months ended September 30, 2014 compared to the same period in 2013. During the nine months ended September 30, 2014, we sold 171.5 million pounds of corn oil compared to 119.5 million pounds in the same period of 2013. The average price realized for corn oil was approximately 16% lower for the nine months ended September 30, 2014 compared to the same period in 2013.

Gross profit and operating income in the corn oil production segment increased by $5.1 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increases in revenues were offset by $4.3 million of additional cost of goods sold related to increased volumes produced, partially offset by lower input costs during the nine months ended September 30, 2014 compared to the same period in 2013.

Agribusiness Segment

Revenues in the agribusiness segment increased by $476.0 million and gross profit and operating income increased by $4.9 million and $2.6 million, respectively, for the nine months ended September 30, 2014 compared to the same period in 2013. We sold 230.3 million bushels of grain, including 219.5 million to our ethanol production segment, during the nine months ended September 30, 2014 compared to sales of 82.2 million bushels of grain, including 77.7 million bushels to our ethanol production segment, during the same period in 2013. The increase in grain sold during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is due to an increase in the number of ethanol plants in our ethanol production segment to which the agribusiness segment supplied corn, including our ethanol plants in Atkinson, Fairmont and Wood River, which were acquired in 2013. Additionally, $16.2 million of the increase in revenues is due to the cattle-feeding operation that was acquired during the second quarter of 2014.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment increased by $323.3 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increase in revenues was primarily due to a $231.4 million increase in ethanol,  distillers grain and other grain revenues due to additional volumes produced by our recently-acquired ethanol plants and an increase in merchant trading of distillers grains and other grains. In addition, revenues from the sale of natural gas to our ethanol production segment increased by $75.8 million. The marketing and distribution segment sold 854.0 million and  719.5 million gallons of ethanol during the nine months ended September 30, 2014 and 2013, respectively.

Gross profit and operating income for the marketing and distribution segment increased by $28.7 million and $19.6 million, respectively, for the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to increased merchant trading activities for ethanol, distillers grain and other grains, partially offset by reduced crude oil transportation activities.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $830.3 million for the nine months ended September 30, 2014 compared to the same period in 2013 due to the following factors:  increased corn sales from the agribusiness segment to the ethanol production segment of $449.8 million, increased natural gas sales from the marketing and distribution segment to the ethanol production segment of $75.8 million, and increased sales of ethanol from the ethanol production segment to the marketing and distribution segment of $294.4 million, which is primarily due to the ethanol plants acquired in the fourth quarter of 2013.

Intersegment eliminations of gross profit and operating income decreased by $5.1 million for the nine months ended September 30, 2014 compared to the same period in 2013 due primarily to a change in the title transfer point for ethanol between segments beginning in the fourth quarter of 2013 and decreased average margins eliminated. As of October 1, 2013, ethanol is sold from the ethanol production segment to the marketing and distribution segment as it is produced and transferred into storage tanks located at each respective plant. The finished product is then sold by the marketing and distribution segment to external customers.  Profit is recognized by the ethanol production segment upon sale to the marketing and distribution segment, but is eliminated from consolidated results until title to the product has been transferred to a third party. Ethanol quantities held as inventory by the marketing distribution segment declined during the first nine months of 2014 and the average margin per gallon realized by the ethanol production segment decreased, resulting in a reduction in deferred intersegment profits during the first three quarters of 2014. This was partially offset by increased intersegment profits eliminated for corn oil and distillers grains in transit to customers at the end of the third quarter of 2014 which will be recognized in future periods.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $5.5 million for the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to an increase in personnel costs.

Income Taxes

We recorded income tax expense of $68.6 million for the nine months ended September 30, 2014 compared to $13.5 million for the same period in 2013. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 36.9% for the nine months ended September 30, 2014 compared to 43.0% for the nine months ended September 30, 2013. The annual effective tax rate was favorably impacted by an income tax deduction for qualified production activities and an increase in expected credit utilization, which was offset by a change in estimate related to our filing positions in various jurisdictions during the nine months ended September 30, 2014. The annual effective tax rate for the nine months ended September 30, 2013 reflects a change in estimate related to nondeductible compensation expense and an increase in the accrual for uncertain tax positions partially offset by an increase in tax benefits.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$41,749	$9,410	$117,266	$17,930
Interest expense	10,288	7,608	29,751	23,440
Income tax expense	24,250	7,633	68,550	13,519
Depreciation and amortization	15,105	12,763	44,467	37,807
EBITDA	$91,392	$37,414	$260,034	$92,696

Liquidity and Capital Resources

On September 30, 2014, we had $401.1 million in cash and equivalents, excluding restricted cash, comprised of $243.9 million held at our parent company and the remainder at our subsidiaries. We also had up to an additional $167.7 million available under revolving credit agreements at our subsidiaries, some of which was subject to borrowing base restrictions or other specified lending conditions at September 30, 2014. Funds held at our subsidiaries are generally required for their ongoing operational needs and distributions from our subsidiaries are restricted pursuant to their credit agreements. At September 30, 2014, there were approximately $679.2 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

We incurred capital expenditures of $44.2 million in the first nine months of 2014 for various projects, mainly installation of fine grind technology at several of our ethanol plants and process improvements at our recently-acquired ethanol plants. Capital spending for the remainder of 2014 is expected to be approximately $20.3  million. The remainder of our capital spending is expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

Net cash provided by operating activities was $225.6 million for the nine months ended September 30, 2014 compared to $121.1 million for the same period in 2013. Operating activities were affected by increased operating profits and a decrease in working capital for the nine months ended September 30, 2014, primarily consisting of a decrease in finished goods inventory and an increase in accrued and other liabilities. On September 30, 2014, we had $11.8 million in margin deposits for broker margin requirements. Cash provided by operating activities for the nine months ended September 30, 2013 reflected cash outflows related to payments for deferred grain contract payables, accrued liabilities and derivative financial instruments. Net cash used by investing activities was $71.6 million for the nine months ended September 30, 2014, due primarily to capital expenditures at our ethanol plants, as well as the acquisition of the cattle-feeding business. Net cash used by financing activities was $24.9 million for the nine months ended September 30, 2014. Green Plains Trade and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid, resulting in significant cash movements that are reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

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

We were in compliance with our debt covenants at September 30, 2014. Based upon our forecasts and the current margin environment, we believe we will maintain compliance at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results differ significantly from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

In August 2013, our Board of Directors approved the initiation of a quarterly cash dividend. We have paid a quarterly cash dividend since this initial authorization and anticipate declaring a cash dividend in future quarters on a regular basis; however, future declarations of dividends are subject to Board approval and may be adjusted as our cash position, business needs or market conditions change.

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

During the second quarter of 2014, Green Plains Processing LLC, a wholly-owned subsidiary of Green Plains Inc., issued term debt under a $225 million Term Loan B facility, which was used to repay all term loans and revolving term loans at Green Plains Bluffton, Green Plains Central City, Green Plains Ord, Green Plains Otter Tail and Green Plains Shenandoah, including the Green Plains Bluffton Revenue Bonds. At September 30, 2014, $224.4 million was outstanding on the facility. The facility is secured by the Atkinson, Bluffton, Central City, Ord, Otter Tail and Shenandoah ethanol plants, including their corn oil production assets, and requires quarterly principal payments of $0.6 million and interest payments through maturity. The facility bears interest at a rate equal to 5.5% plus LIBOR, subject to a 1.0% floor. At September 30, 2014, the interest rate on this term debt was 6.5%. The facility matures on June 30, 2020.

Green Plains Fairmont and Green Plains Wood River combined debt includes a $62.5 million term loan that matures on November 27, 2015. At September 30, 2014,  $55.0 million was outstanding on the term loan. The term loan requires quarterly principal payments of $2.5 million in 2014 and $1.3 million in 2015.

Green Plains Holdings II debt includes three individual amortizing term loans totaling $46.8 million and a $20.0 million revolving term loan. At September 30, 2014, $31.3 million was outstanding on the term loans and $6.0 million was outstanding on the revolving term loan. The amortizing term loans require total quarterly payments of $1.8 million. The final maturity date of the amortizing term loans is July 1, 2019 and the maturity date of the revolving term loan is July 1, 2019.

Green Plains Obion debt includes a revolving term loan of $37.4 million. At September 30, 2014,  $32.4 million on the revolving term loan was outstanding. The revolving term loan matures on May 20, 2020.

Green Plains Superior debt consists of a $15.6 million revolving term loan. At September 30, 2014,  $15.6 million was outstanding on the revolving term loan. The revolving term loan matures on October 20, 2019.

Each term loan, except for the Green Plains Fairmont and Green Plains Wood River combined loan and the Green Plains Holdings II loans, has a provision that requires us to make quarterly or annual special payments ranging from 50% to 75% of the available free cash flow from the related entity’s operations (as defined in the respective loan agreements), subject to certain limitations.

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

Green Plains Bluffton issued a $22.0 million Subordinate Solid Waste Disposal Facility Revenue Bond with the city of Bluffton, Indiana, which was scheduled to mature on September 1, 2019. On July 16, 2014, all outstanding principal was repaid using proceeds from the Green Plains Processing term loan discussed above.

Additionally, certain subsidiaries have small equipment financing loans, capital leases on equipment or facilities, or other forms of debt financing.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured revolving credit facility to provide the agribusiness segment with working capital funding subject to a borrowing base as defined in the facility. The revolving credit facility matures on August 26, 2016. The revolving credit facility includes total revolving credit commitments of $125.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $75.0 million of new lender commitments upon agent approval. The facility also allows for additional seasonal borrowings up to $50.0 million. The total commitments outstanding under the facility cannot exceed $250.0 million. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment. Advances on the revolving credit facility are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period, or the base rate, plus the respective applicable margin. At September 30, 2014,  $31.5 million on the revolving credit facility was outstanding.

Green Plains Cattle has a $15.0 million senior secured asset-based revolving credit facility to provide for working capital financing. The lender will make loans up to $15.0 million based on eligible collateral. The amount of eligible collateral is determined by a calculated borrowing base value equal to the sum of percentages of eligible cash, eligible receivables and eligible inventories, less certain miscellaneous adjustments. Advances are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period plus 3.00%.  The revolving credit facility matures on December 1, 2014. At September 30, 2014, $14.8 million on the revolving credit facility was outstanding. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment.

Marketing and Distribution Segment

Green Plains Trade has a senior secured asset-based revolving credit facility of up to $130.0 million, subject to a borrowing base value equal to the sum of percentages of eligible receivables and eligible inventories, less certain miscellaneous adjustments. At September 30, 2014,  $74.2 million was outstanding on the revolving credit facility. The revolving credit facility expires on April 26, 2016 and bears interest at the lender’s commercial floating rate plus the applicable margin or LIBOR plus the applicable margin. As security for the loan, the lender received a first-position lien on substantially all of the assets of Green Plains Trade, including accounts receivable, inventory and other property and collateral owned by Green Plains Trade.

Corporate Activities

In September 2013, we issued $120.0 million of 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes. The 3.25% Notes represent senior, unsecured obligations, with interest payable on April 1 and October 1 of each year. At the time we issued the 3.25% Notes, we were only permitted to settle conversions with shares of our common stock. We received shareholder approval at our 2014 annual meeting to allow for flexible settlement which gives us the option to settle conversions in cash, shares of common stock, or any combination thereof. We intend to satisfy conversion of the 3.25% Notes with cash for the principal amount of the debt and cash or shares of common stock for any related conversion premium. The 3.25% Notes contain liability and equity components which were bifurcated and accounted for separately. The liability component of the 3.25% Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.21% effective interest rate, which was determined by considering the rate of return investors would require for comparable debt without conversion rights. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 3.25% Notes, resulting in the initial recognition of $24.5 million as debt discount costs recorded in additional paid-in capital. The carrying amount of the 3.25% Notes will be accreted to the principal amount over the remaining term to maturity, and we will record a corresponding amount of noncash interest expense. Additionally, we incurred debt issuance costs of $5.1 million related to the 3.25% Notes and allocated $4.0 million of debt issuance costs to the liability component of the 3.25% Notes. These costs will be amortized to noncash interest expense over the five-year term of the 3.25% Notes. Prior to April 1, 2018, the 3.25% Notes will not be convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment upon the occurrence of certain events, including the payment of a quarterly cash dividend that exceeds $0.04 per share. As a result, the conversion rate was recently adjusted to 48.0057 shares of common stock per $1,000 principal amount of 3.25% Notes, which is equal to a current conversion price of approximately $20.83 per share. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including calling the 3.25% Notes for redemption.

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

Contractual Obligations

Our contractual obligations as of September 30, 2014 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term and short-term debt obligations (1)	$ 635,811	$ 161,944	$ 65,144	$ 146,855	$ 261,868
Interest and fees on debt obligations (2)	142,792	32,910	47,602	39,648	22,632
Operating lease obligations (3)	98,694	23,298	38,757	25,614	11,025
Purchase obligations
Forward grain purchase contracts (4)	305,905	292,261	5,589	3,915	4,140
Other commodity purchase contracts (5)	86,840	86,840	-	-	-
Other	193	26	115	52	-
Total contractual obligations	$ 1,270,235	$ 597,279	$ 157,207	$ 216,084	$ 299,665

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we had $615.6 million outstanding in debt as of September 30, 2014, $479.3 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $2.7 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally designated as normal purchase or normal sale contracts and are not recognized until quantities are delivered or utilized in production. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are deferred in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. During the three and nine months ended September 30, 2014, revenues included net losses of $4.1 million and $204.1 million, respectively, and cost of goods sold included net losses of $64.1 million and $27.8 million, respectively, from derivative financial instruments. To the extent net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sales has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from September 30, 2014. This analysis includes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	1,020,000	Gallons	$89,523
Corn	360,000	Bushels	$69,354
Distillers grains	2,900	Tons (2)	$13,768
Natural gas	28,900	MMBTU (3)	$5,081

(1) Assumes production at full capacity.
(2) Distillers grains quantities are stated on an equivalent dried ton basis.
(3) Millions of British Thermal Units.

Corn Oil Production Segment

A sensitivity analysis has been prepared to estimate our corn oil production segment exposure to corn oil price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn oil output for a one-year period from September 30, 2014. This analysis includes the impact of risk management activities that result from our use of fixed-price sale contracts. Market risk at September 30, 2014, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $3.0 million.

Agribusiness Segment

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, foreign and domestic government farm programs and policies, changes in global demand created by population changes and changes in standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations in purchase and sale commitments for grain and cattle, as well as grain held in inventory, we enter into exchange-traded futures and options contracts that function as economic hedges. The market value of exchange-traded futures and options used for hedging has a high, but not perfect correlation, to the underlying market value of grain inventories and related purchase and sale contracts for grain and cattle. The less correlated portion of inventory and purchase and sale contract market value, known as basis, is much less volatile than the overall market value of exchange-traded futures and tends to follow historical patterns. We manage this less volatile risk by constantly monitoring our position relative to the price changes in the market. In addition, inventory values are affected by the month-to-month spread relationships in the regulated futures markets, as we carry inventories over time. These spread relationships are also less volatile than the overall market value and tend to follow historical patterns, but also represent a risk that cannot be directly mitigated. Our accounting policy for our futures and options, as well as the underlying inventory held for sale and purchase and sale contracts, is to mark them to the market and include gains and losses in the consolidated statement of operations.

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position, which is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices, is approximately $6.4 million at September 30, 2014. Market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $0.4 million.

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

The U.S. ethanol industry has long relied on railroads to deliver its product to market. Tank cars are in high demand amid strong domestic crude and ethanol production. We have approximately 2,200 leased tank cars. These leased tank cars may need to be retrofitted or replaced if new regulations proposed by the U.S. Department of Transportation to address concerns related to safety are adopted, which could in turn cause a shortage of compliant tank cars. The proposed regulations call for a phase out within four years of the use of legacy DOT-111 tank cars for transporting highly-flammable liquids, including ethanol. According to the proposed rule, the U.S. Department of Transportation expects about 66,000 tank cars to be retrofitted and about 23,000 cars to be shifted to transporting other liquids. The Canadian government has also proposed that its nation’s rail shippers use sturdier tank cars for transportation of crude oil and ethanol. Adoption of the proposed regulations, which could result in upgrades or replacements of our tank cars, would likely have an adverse effect on our operations as lease costs for tank cars would likely increase. Additionally, existing tank cars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares upon the vesting of restricted stock grants to satisfy statutory minimum required payroll tax withholding obligations. The following table sets forth the shares that were surrendered by month during the third quarter of 2014.

Month	Total Number of Shares Withheld	Average Price Paid per Share
July	53	$37.68
August	-	-
September	477	44.45
Total	530	$43.77

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under the share repurchase program, we may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.  No shares have been repurchased pursuant to this repurchase program.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description of Exhibit
10.1	Amendment dated August 18, 2014 to the Master Loan Agreement, as amended, dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA
10.2	Revolving Term Loan Supplement dated August 18, 2014 to the Master Loan Agreement, as amended, dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA
10.3

Fourth Amendment to Credit Agreement, dated August 8, 2014, by and among Green Plains Grain Company LLC (including in its capacity as successor by merger to Green Plains Essex Inc.), Green Plains Grain Company TN LLC, BNP Paribas, as administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement

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
101

The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 30, 2014	GREEN PLAINS INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: October 30, 2014	By: /s/ Jerry L. Peters _ Jerry L. Peters Chief Financial Officer (Principal Financial Officer)