Form 10-K
period 2014-12-31
Green Plains Inc.
filed 2015-02-10
CIK 1309402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☒.      Accelerated filer ☐.      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the Company’s voting common stock held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the second quarter), based on the last sale price of the common stock on that date of $32.87, was approximately $1.1 billion. For purposes of this calculation, executive officers, directors and holders of 10% or more of the registrant’s common stock are deemed to be affiliates of the registrant.

As of February 5, 2015, there were 37,608,982 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference in Part III herein. The Company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the period covered by this report on Form 10-K.

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

PART I

Item 1.  Business.

Overview

References to “we,” “us,” “our,” “Green Plains,” or the “Company” in this report refer to Green Plains Inc., an Iowa corporation founded in June 2004, and its subsidiaries.

We are a Fortune 1000, vertically-integrated producer, marketer and distributor of ethanol focused on generating stable operating margins through our diversified business segments and our risk management strategy. We believe that owning and operating strategically-located assets throughout the ethanol value chain enables us to mitigate changes in commodity prices and differentiates us from companies focused only on ethanol production. We have operations throughout the ethanol value chain, beginning upstream with our grain handling and storage operations, continuing through our ethanol, distillers grains and corn oil production operations, and ending downstream with our marketing, terminal and distribution services. Following is our visual presentation of the ethanol value chain:

Our disciplined risk management strategy is designed to lock in operating margins by forward contracting the primary commodities involved in or derived from ethanol production: corn, natural gas, ethanol, distillers grains and corn oil. We also seek to maintain a safe environment of continuous operational improvement to increase our efficiency and effectiveness as a low-cost producer of ethanol.

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

•

Agribusiness.  Within our bulk grain business, we have grain storage capacity of approximately 42.2 million bushels. Our cattle feedlot operation has the capacity to support approximately 70,000 head of cattle. We believe our agribusiness operations provide synergies with our ethanol production segment as it supplies a portion of the feedstock and utilizes a portion of the distillers grains output of our ethanol plants.

•

Marketing and Distribution.  Our in-house marketing business is responsible for the sale, marketing and distribution of all ethanol, distillers grains and corn oil produced at our ethanol plants. We also market and provide logistical services for ethanol and other commodities for a third-party producer. We purchase and sell ethanol, distillers grains, corn oil, grain, natural gas and other commodities and participate in other merchant trading activities in various markets. Additionally, we operate eight fuel terminals with approximately 822 million gallons per year, or mmgy, of total throughput capacity in seven south central U.S. states.  To optimize the value of our assets, we utilize a portion of our leased railcar fleet to transport crude oil for third parties.

In June 2014, we acquired the assets of a cattle-feeding business near Kismet, Kansas, which includes a feedlot and grain storage facilities. The operation, which is part of our agribusiness segment, consists of approximately 2,600 acres of land, which has the capacity to support 70,000 head of cattle, and approximately 3.8 million bushels of grain storage capacity.

In June 2013, we acquired an ethanol plant located in Atkinson, Nebraska with the capacity to produce approximately 50 mmgy. We began operations at the ethanol plant early in the third quarter of 2013. Corn oil extraction technology was installed at the plant late in the fourth quarter of 2013. Also, in June 2013, we acquired a grain elevator in Archer, Nebraska. In November 2013, we acquired two ethanol plants, located in Wood River, Nebraska and Fairmont, Minnesota, with combined annual production capacity of approximately 230 mmgy. The Fairmont, Minnesota plant, which was not operational at the time of its acquisition, began operations in January 2014 upon completion of certain maintenance and enhancement projects.

We intend to continue to take a disciplined approach in evaluating new opportunities related to potential acquisition of additional ethanol plants by considering whether the plants meet our design, engineering, valuation and geographic criteria. We believe certain expansion projects could be implemented at our ethanol plants that have the potential to utilize the strategic location and capacity of these assets and cost effectively increase our annual production. In our marketing and distribution segment, our strategy is to build or acquire additional fuel terminals, expand our marketing efforts by entering into new or renewed contracts with other ethanol producers and realize additional profit margins by optimizing our commodity logistics. In 2013, we began to implement a plan to realign our agribusiness operations by adding grain storage capacity located at or near our ethanol plants to take advantage of our current infrastructure and enhance our corn origination and trading capabilities. We intend to continue to add grain storage capacity with the goal of owning approximately 50 million bushels of total storage capacity by the end of 2015. We also intend to pursue opportunities to develop or acquire additional grain elevators, specifically those located near our ethanol plants. We believe that owning additional grain handling and storage operations in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. We will also consider acquisitions of additional cattle feedlot operations. We also own approximately 63% of BioProcess Algae LLC, which was formed to commercialize advanced photo-bioreactor technologies for growing and harvesting algal biomass.

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

Demonstrated Acquisition and Integration Capabilities.  We believe U.S. ethanol production capacity is poised for further consolidation and have demonstrated the ability to make strategic acquisitions that we believe create synergies within our vertically-integrated platform and enhance our ability to mitigate risks. Our balance sheet allows us to be opportunistic in that process. Since our inception, we have acquired or developed twelve ethanol plants in addition to upstream grain handling and storage businesses, a cattle-feeding operation and downstream terminal and distribution services. We installed corn oil extraction technology at each of our ethanol plants to generate incremental returns from this value-added product. We believe such acquisitions, developments and improvements have been successfully integrated into our business and have enhanced our overall returns.

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

Leading Vertically-Integrated Ethanol Producer.  We believe our operations throughout the ethanol value chain reduce our commodity and operating risks, and increase our pricing visibility and influence in key markets. Combined, we believe our agribusiness, ethanol production, corn oil production, and marketing and distribution segments provide efficiencies across the ethanol value chain, from grain procurement to blending fuel. Our agribusiness operations help to reduce our supply risk by providing grain handling and storage capabilities. Using our logistical capabilities and expertise, we market and distribute ethanol, distillers grains, corn oil and other commodity products. Our corn oil systems are designed to extract non-edible corn oil that has multiple industrial uses. Our fuel terminals allow us to source, store, blend and distribute ethanol and biodiesel across multiple states.

Proven Management Team.  Our senior management team averages approximately 25 years of commodity risk management and related industry experience. We have specific expertise across all aspects of the ethanol supply, production, and distribution chain – from agribusiness, to plant operations and management, to commodity markets and risk management, to ethanol marketing and distribution. We believe the level of operational and financial expertise of our management team will prove critical in successfully executing our business strategies.

Our Business Strategies

We intend to continue our focus on strengthening and diversifying our vertically-integrated platform by implementing or continuing the following growth strategies:

Pursue Attractive Organic Growth Opportunities.  We believe certain expansion projects could be implemented at our ethanol plants that have the potential to utilize the strategic location and capacity of these assets and cost effectively increase our annual production. We also intend to increase the grain storage capacity at our ethanol plants to take advantage of our existing infrastructure as well as strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. We intend to pursue opportunities to develop additional grain elevators at or near our ethanol plants. Since all of our plants are located within or near the corn belt where a number of competitors also have ethanol facilities, we believe that owning grain elevators provides us with a competitive advantage in the procurement of corn supplies.

Pursue Accretive Acquisitions and Consolidation Opportunities. We continue to focus on the potential acquisition of additional ethanol plants and grain elevators. In the past several years, we have been approached with opportunities to acquire ethanol plants. We believe those plants were available for a number of reasons including financial distress of a particular facility, a lack of operational expertise or a desire by existing owners to exit their original investment. We take a disciplined approach in evaluating new opportunities by considering whether the plants or grain elevators fit within our design, engineering, financial and geographic criteria. We believe that our integrated platform, plant operations experience and disciplined risk management approach give us the ability to generate favorable returns from chosen acquisitions.

Expand Marketing and Distribution Activities.  We plan to continue expanding our downstream access to customers and seeking opportunities to arbitrage markets with minimal risk allocation. We currently participate in ethanol logistic, transload services and continually seek opportunities to expand the capacity of these facilities through organic growth. We intend to seek acquisition of fuel terminal facilities that involve conventional, as well as renewable, fuels.  We believe the expansion of our capacity will encourage the distribution of blended fuel and enable us to continue to capitalize on our vertically-integrated platform.

Conduct Safe, Reliable, Efficient Operations and Improve Operational Efficiency.  We are committed to maintaining the safety, reliability, environmental compliance and efficiency of our operations. All of our assets are staffed by experienced industry personnel. We will also continue to focus on incremental operational improvements to enhance overall production results. We continually research operational processes that may increase our efficiency by increasing yields, lowering processing cost per gallon and increasing production volumes. Additionally, we employ an extensive production control system at each plant to continuously monitor its performance. We are able to use the plants’ performance data to develop strategies for cost reduction and efficiency that can be applied across our platform.

Invest in Adjacent Businesses to Take Advantage of Our Competencies.  In June 2014, we acquired the assets of a cattle-feeding business near Kismet, Kansas. We plan to continue to seek acquisitions of adjacent businesses, including additional feedlots, that will allow us to apply our commodity processing and trading expertise as a competitive advantage in selected agricultural and energy markets. We believe we have specialized knowledge, existing processes and an expandable infrastructure that can be successfully applied to other business operations that involve commodity processing. In addition, we are continuing our investment in the BioProcess Algae joint venture, which is focused on the commercialization of advanced photo-bioreactor technologies for the growing and harvesting of algal biomass, which can be used as high-quality feedstocks with a number of high-value applications in human nutrition, pharmaceutical applications, animal feed, chemicals and biofuels. We believe this technology has specific applications for facilities that emit carbon dioxide, including ethanol plants.

Ethanol Industry Overview

Ethanol (also known as ethyl alcohol or grain alcohol) is a clear, colorless liquid made by fermenting and distilling material, usually from plants. The ethanol we produce is fuel grade, principally from the starch extracted from corn, and is primarily used in the blending of gasoline. In the United States, corn is the most common product used to produce ethanol. One bushel of corn produces about 2.8 gallons of ethanol and 17 pounds of distillers’ grains, a high-protein livestock feed for our food supply. To reduce corn transportation costs, most ethanol plants are located near areas where corn is grown; therefore the majority of U.S. ethanol plants are located in the midwestern region, commonly referred to as the corn belt. Outside the Unites States, including Brazil, sugarcane is the primary feedstock used in ethanol production.

The fuel ethanol industry is a key component of the biofuels industry. Biofuels are transportation fuels that are derived from renewable biological materials and are typically blended with gasoline, diesel fuel and other petroleum-based transportation fuels as they are a good source for oxygenates and octanes. When added to petroleum-based transportation fuels, oxygenates enable a cleaner-burning fuel, thereby reducing tailpipe pollution and carbon monoxide emissions. Oxygenates are not only utilized for their vehicle emission benefits, but also for their blending properties in motor gasoline as a fuel extender and a fuel enhancer as an octane booster. Globally, including within in the United States, ethanol is an economical source of both oxygenate and octane for blending into the fuel supply.

The ethanol industry is growing worldwide as ethanol production is cost competitive with gasoline. Additionally, due to its environmental and economic benefits, approximately 30 countries either mandate or incentivize ethanol and bio-diesel blending for motor fuels. These policies are often motivated partly by the need to reduce greenhouse gas emissions or air pollution and partly by the desire to be less dependent on oil imports. The worldwide fuel ethanol industry has grown significantly over the past decade, with annual reported production increasing from approximately 5.0 billion gallons in 2001 to approximately 23.4 billion gallons in 2013, according to the U.S. Energy Information Administration, or EIA. Furthermore, the United States and Brazil are the two largest producers and exporters of ethanol in the world. Over the same time frame, the U.S. ethanol industry grew from 1.8 billion gallons to 13.3 billion gallons. Today, ethanol comprises approximately 10% of the U.S. gasoline market.

In the United States, ethanol is mandated by the federal government. The U.S. Environmental Protection Agency, or EPA, uses renewable identification numbers, or RINs, to track renewable transportation fuels and to monitor compliance with the Renewable Fuel Standard, or RFS, a federal program that requires transportation fuels sold in the United States to contain minimum volumes of renewable fuels. The RFS program assigns obligated parties (fuel refiners, blenders and importers) a renewable volume obligation. The renewable volume obligation for each party is the volume of renewable fuels it is obligated to sell, based on a percentage of the company's total fuel sales, and is met by blending a certain quota of renewable fuel, such as ethanol, into gasoline. Obligated parties utilize RINs to track and show proof of compliance that they have met their RFS-mandated volumes. RINs are bought and sold among obligated parties and producers to fulfill quotas of renewable fuels during the blending process. Parties that produce or own RINs must register with the EPA and comply with RINs record and reporting guidelines on a quarterly basis.

We believe ethanol, as a proportion of global transportation fuels, will continue to remain consistent, or potentially increase, due to a continuing focus on reducing reliance on petroleum-based transportation fuels. Contributing factors include volatile oil prices, heightened environmental concerns, energy independence and national security concerns. We believe ethanol’s high octane value, environmental benefits, ability to improve gasoline performance, fuel supply extender capabilities, attractive production economics and favorable government policies could enable ethanol to comprise an increasingly larger portion of the global fuel supply, as described more fully below:

•

Emissions Reduction.  Ethanol demand increased substantially in the 1990’s, when federal law began requiring the use of oxygenates in reformulated gasoline in cities with unhealthy levels of air pollution on a seasonal or year-round basis. These oxygenates included ethanol and methyl tertiary-butyl ether, or MTBE, which reduce vehicle emissions when blended with gasoline.  Oxygenated gasoline is used in order to help meet separate federal and state air emission standards. In the United States, the refining industry has all but abandoned the use of MTBE, making ethanol the primary clean air oxygenate currently used.

•

Octane Enhancer.  Ethanol, with an octane rating of 113, is used to increase the octane value of gasoline with which it is blended, thereby improving engine performance. It is used as an octane enhancer both for producing regular grade gasoline from lower octane blending stocks and for upgrading regular gasoline to premium grades. The domestic gasoline market continues to evolve as refiners are producing more conventional blendstocks for oxygenate blending, or CBOB. According to data gathered by the EIA, CBOB represents approximately 80% of total conventional gasoline sold in 2014. CBOB is an 84 octane sub-grade gasoline, which requires ethanol or other octane sources to meet the minimum octane rating requirements for the U.S. gasoline market. Ethanol has become the primary additive used by refiners to increase octane levels.

•

Fuel Stock Extender.  Ethanol is a valuable blend component that is used by refiners in the United States to extend fuel supplies. According to the EIA, from 2001 to 2014, ethanol as a component of the United States gasoline supply has grown from 1.4% to 9.9%. In 2014 alone, ethanol replaced the need for approximately 712 million barrels of oil in the United States.

•

E15 Blending Waiver.    Through a series of decisions beginning in October 2010, the U.S. Environmental Protection Agency, or EPA, has granted a waiver for the use of up to 15% ethanol blended with gasoline, or E15, in model year 2001 and newer passenger vehicles, including cars, sport utility vehicles, or SUVs, and light pickup trucks. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends. The nation’s first retail E15 ethanol blends were sold in July 2012. As of January 20, 2015, there were 110 retail fuel stations in 16 states offering E15 to consumers.

•

Mandated Use of Renewable Fuels.  The growth in ethanol usage in the United States has also been supported by legislative requirements dictating the use of renewable fuels, including ethanol. The Energy Independence and Security Act of 2007, or EISA, established the Renewable Fuel Standard II, or RFS II, which modified a renewable fuel standard established in previous legislation. RFS II mandated a minimum usage of corn-derived renewable fuels of 12.0 billion gallons in 2010, increasing annually by 600 million gallons to 15.0 billion gallons in 2015. Under the provisions of EISA, authority has been delegated to the EPA to assign mandated volumes of renewable fuels to be blended into transportation fuel to individual fuel blenders. The EPA has not set mandated volumes for 2014 or 2015. RFS II, has been, and we expect will continue to be, a driving factor in the growth of ethanol usage.

•

Net Ethanol Exports.  Prior to 2010, the United States had a long history as a net importer of ethanol. According to the U.S. Department of Agriculture, or USDA, in 2010, the United States became the global low-cost ethanol producer, surpassing Brazil as the largest exporter of ethanol to world markets. According to the EIA, U.S. ethanol exports, net of imports, in 2014 were approximately 750 million gallons and in 2013 were approximately 200 million gallons.

Our Operating Segments

Ethanol Production Segment

We have the capacity to produce over one billion gallons of ethanol per year within our ethanol production segment. Our plants use a dry mill process to produce ethanol and co-products such as wet, modified wet or dried distillers grains. Processing at full capacity, our plants consume approximately 360 million bushels of corn and produce approximately 2.9 million tons of distillers grains annually.  Each of our plants is located adjacent to and has access to major rail lines. We operate all of our ethanol plants through wholly-owned operating subsidiaries. A summary of these plants is outlined below:

Plant	Plant Production Capacity (mmgy)	Initial Operation or Acquisition Date	Technology	Land Owned (acres)	On-Site Ethanol Storage Capacity (gallons)
Atkinson, Nebraska	50	June 2013	Delta-T	80	2,074,000
Bluffton, Indiana (1)	120	Sept. 2008	ICM	419	3,000,000
Central City, Nebraska	100	July 2009	ICM	40	2,250,000
Fairmont, Minnesota	115	Nov. 2013	Delta-T	209	3,124,000
Lakota, Iowa	100	Oct. 2010	ICM/Lurgi	91	2,500,000
Obion, Tennessee (1)	120	Nov. 2008	ICM	230	3,000,000
Ord, Nebraska	55	July 2009	ICM	171	1,550,000
Otter Tail, Minnesota	60	Mar. 2011	Delta-T	117	2,000,000
Riga, Michigan	60	Oct. 2010	Delta-T	137	1,239,000
Shenandoah, Iowa (1)	65	Aug. 2007	ICM	110	1,524,000
Superior, Iowa (1)	60	July 2008	Delta-T	263	1,238,000
Wood River, Nebraska	115	Nov. 2013	Delta-T	126	3,124,000

(1)	We constructed these four plants; all other ethanol plants were acquired.

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

Corn is received at the plant by truck or rail, is then weighed and unloaded in a receiving building. Storage bins are utilized to inventory grain, which is passed through a scalper to remove rocks and debris prior to processing. Thereafter, the corn is transported to a hammer mill where it is ground into coarse flour and conveyed into a slurry tank for enzymatic processing. Water, heat and enzymes are added to convert the complex starch molecules into simpler carbohydrates. The slurry is heated to reduce the potential of microbial contamination and pumped to a liquefaction tank where additional enzymes are added. Next, the grain slurry is pumped into fermenters, where yeast, enzymes, and nutrients are added, to begin a batch fermentation process. A beer column, within the distillation system, separates the alcohol from the spent grain mash. Alcohol is then transported through a rectifier column, a side stripper and a molecular sieve system where it is dehydrated to 200-proof alcohol. The 200-proof alcohol is either pumped to a holding tank and blended with approximately two percent denaturant (usually natural gasoline) as it is pumped into finished product storage tanks or is marketed as undenatured ethanol.

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

Natural Gas.  Ethanol plants produce process steam from their own boiler systems and dry the distillers grains co-product via direct gas-fired dryers. Depending on certain production parameters, our ethanol plants are expected to use approximately 22,000 to 32,000 British Thermal Units of natural gas per gallon of production. We have entered into certain service agreements for the natural gas required by our ethanol plants and pay tariff fees to these providers for transporting the gas through their pipelines to our plants.

Electricity.  Our plants require between 0.5 and 1.0 kilowatt hours of electricity per gallon of production. Local utilities supply necessary electricity to all of our ethanol plants.

Water.  Although some of our plants satisfy the majority of their water requirements from wells located on their respective properties, each plant also obtains potable water from local municipal water sources. Each facility operates a filtration system to purify the well water that is utilized for its operations. Local municipalities supply all of the necessary water for our plants that do not have onsite wells. Much of the water used in an ethanol plant is recycled back into the production process.

Corn Oil Production Segment

We operate corn oil extraction systems at our ethanol plants. The corn oil systems are designed to extract non-edible corn oil from the thin stillage evaporation process immediately prior to production of distillers grains. Corn oil is produced by processing syrup and evaporated thin stillage through a decanter style centrifuge or a disk stack style centrifuge. Corn oil has a lower density than water or solids which make up the syrup. The centrifuges separate the relatively light oil from the heavier components of the syrup, eliminating the need for significant retention time. We extract approximately 0.7 pounds of corn oil per bushel of corn used to produce ethanol. De-oiled syrup is returned to the process for blending into wet, modified, or dry distillers grains. Industrial uses for corn oil include feedstock for biodiesel, livestock feed additives, rubber substitutes, rust preventatives, inks, textiles, soaps and insecticides.

Agribusiness Segment

We own and operate four grain elevators in three states with combined grain storage capacity of approximately 9.0 million bushels. Our cattle-feeding operation has approximately 2,600 acres of land, with 3.8 million bushels of grain storage capacity and the ability to support 70,000 head of cattle. Our ethanol plants have approximately 29.4 million bushels of total grain storage capacity. A summary of our agribusiness segment facilities is outlined below:

Facility Location	Land Owned (acres)	On-Site Grain Storage Capacity (bushels)
Grain Elevators
Archer, Nebraska	12	1,200,000
Essex, Iowa	17	3,700,000
Hopkins, Missouri	10	2,000,000
St. Edward, Nebraska	9	2,100,000
Feedlot Operation
Kismet, Kansas	2,600	3,800,000
Ethanol Plants
Atkinson, Nebraska	*	2,280,000
Bluffton, Indiana	*	4,789,000
Central City, Nebraska	*	1,400,000
Fairmont, Minnesota	*	1,611,000
Lakota, Iowa	*	3,532,000
Obion, Tennessee	*	2,422,000
Ord, Nebraska	*	2,266,000
Otter Tail, Minnesota	*	2,504,000
Riga, Michigan	*	2,321,000
Shenandoah, Iowa	*	636,000
Superior, Iowa	*	2,477,000
Wood River, Nebraska	*	3,199,000

* Land owned at the ethanol plant locations is disclosed in the ethanol segment discussion above.

We buy bulk grain, primarily corn and soybeans, and cattle from area producers and provide grain drying and storage services to those producers. Our bulk grain business supplies a portion of the feedstock for our ethanol plants. The grain is also sold to grain processing companies and area livestock producers while cattle are sold to meat processors.  Bulk grain and cattle commodities are readily traded on commodity exchanges and inventory values are affected by market changes and spreads. In an attempt to reduce risks due to market fluctuations from purchase and sale commitments for grain and cattle, as well as grain and cattle held in inventory, we enter into exchange-traded futures and options contracts that function as economic hedges. We believe our agribusiness operations increase our operational efficiency, reduce commodity price and supply risks, and diversify our revenue streams.

Seasonality is present within our agribusiness operations. The fall harvest period generally results in higher handling margins and stronger financial results for this segment during the fourth quarter.

Marketing and Distribution Segment

We have an in-house marketing business responsible for the sale, marketing and distribution of all ethanol, distillers grains and corn oil produced at our ethanol plants. We also market and provide logistical services for ethanol and other commodities for a third-party ethanol producer. We purchase and sell ethanol, distillers grains, corn oil, grain, natural gas and other commodities in various markets. Additionally, we operate eight fuel terminals, with approximately 822 mmgy of total throughput capacity, allowing us to source, store and distribute biodiesel and ethanol, including our production and that of other producers, across multiple states.

Marketing

We market our ethanol and that of a third-party producer to many different customers on a local, regional, national and international basis. In addition, we purchase ethanol from other independent producers to realize price arbitrages that may exist. To achieve the best prices for the ethanol that we market, we sell into various markets under sales agreements with integrated energy companies, jobbers, retailers, traders and resellers. Under these agreements, ethanol is priced under fixed and indexed pricing arrangements. We produce ethanol that conforms to domestic and certain international specifications; accordingly, our ethanol is also sold to buyers for export to Brazil, Canada, Europe and other international markets.

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

Most of our modified wet distillers grains are sold to midwestern feedlot markets. Our dried distillers grains are generally shipped to feedlot and poultry markets, as well as to Texas and west coast rail markets. Some of our distillers grains are shipped by truck to dairy, beef, and poultry operations in the eastern United States. Also, at certain times of the year, we transport product to the Mississippi River to be loaded on barges. We also ship by railcars into Eastern and Southeastern feed mill, poultry and dairy operations, as well as to domestic trade companies. We also sell dried distillers grains to exporters for shipment to international markets. The largest distillers grains export markets in 2014 included China, Mexico, Vietnam, and South Korea. Access to diversified markets allows us to sell product to customers that are offering the highest net price.

Our corn oil is primarily sold to biodiesel manufactures and, to a lesser extent, feed lot and poultry markets. We generally transport our corn oil by truck to locations in a close proximity to our ethanol plants, primarily in the southeastern and midwestern regions of the United States.

Transportation and Delivery

Most ethanol plants are situated near major highways or rail lines to ensure efficient movement. The distribution of ethanol primarily consists of movements from ethanol plants to bulk terminals via railcar, transport truck or barge. It is difficult to transport ethanol in pipelines because it is water-soluble and, as a result, will mix readily with any water present in a pipeline. We manage the logistics and transportation requirements of our customers to improve efficiencies of our fleet and reduce operating costs.

To meet the challenge of marketing ethanol and distillers grains to diverse market segments, our plants generally have access to rail lines, with several having extensive rail siding capable of handling more than 150 railcars on-site. At certain of our locations, we have large loop tracks which enable loading of unit trains of both ethanol and dried distillers grains, as well as spurs connecting the site’s rail loop to the railroad mainline or spurs that allow movement and storage of railcars on-site. These rail lines allow us to sell our products to various regional and national markets. The rail providers for our ethanol plants can switch cars to most of the other major railroads, allowing the plants to ship ethanol and distillers grains throughout the United States. Our railcar fleet is comprised of approximately 2,200 leased tank cars for the transportation of ethanol and approximately 900 leased hopper cars for the transportation of distillers grains. The lease contract initial terms are for periods up to ten years. Deliveries to the majority of the local markets, within 150 miles of the plants, are generally transported by truck, and deliveries to more distant markets are shipped by rail using major U.S. rail carriers. We seek to optimize the utilization of our rail assets, including potential use for transportation of products other than ethanol and distillers grains, depending on market opportunities. To optimize the value of our assets, we have utilized a portion of our railcar fleet to transport crude oil for third parties and to lease railcars to other users.

Terminal and Distribution Services

Once stored in our terminal facilities near our plants, ethanol is transported to third-party blending terminals where it is then blended with gasoline to the appropriate level. Ethanol blending typically occurs at the rack level where the two products are combined in the proper proportion and transferred on to the loading rack for delivery into the transport truck, which then transports the blended gasoline to retail gas stations.

We own and operate fuel holding tanks and terminals, and provide terminal services and logistics solutions to markets that currently do not have efficient access to renewable fuels. We operate fuel terminals at one owned and seven leased locations on approximately 28 acres in seven states with a combined total storage capacity of approximately 7.4 million gallons and throughput capacity of approximately 822 mmgy. The fuel terminal facilities are summarized below:

Facility Location	Storage Capacity (gallons)	Throughput Capacity (mmgy)
Birmingham, Alabama - Unit Train Terminal	6,542,000	300
Birmingham, Alabama - Other	120,000	72
Bossier City, Louisiana	180,000	60
Collins, Mississippi	180,000	180
Little Rock, Arkansas	30,000	36
Louisville, Kentucky	60,000	30
Nashville, Tennessee	160,000	60
Oklahoma City, Oklahoma	150,000	84

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

In November 2013, we acquired two ethanol plants, located in Wood River, Nebraska and Fairmont, Minnesota. The plants, which are part of our ethanol production segment, have combined production capacity of 230 mmgy, adding to our ethanol, distillers grains and corn oil production. The Fairmont, Minnesota plant, which was not operational at the time of its acquisition, began operations in January 2014 upon completion of certain maintenance and enhancement projects.

In June 2014, we acquired the assets of a cattle-feeding business near Kismet, Kansas, which includes a feedlot and grain storage facility. The operation, which is part of our agribusiness segment, consists of approximately 2,600 acres of land, which has the capacity to support 70,000 head of cattle, and corn storage capacity of approximately 3.8 million bushels.

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

BioProcess Algae announced on April 22, 2013,  that it had been selected to receive a grant of up to $6.4 million from the U.S. Department of Energy, or DOE, as part of a pilot-scale biorefinery project related to production of hydrocarbon fuels meeting military specification. The project uses renewable carbon dioxide, lignocellulosic sugars and waste heat through BioProcess Algae’s Grower Harvester™ technology platform. The objective of the project is to demonstrate technologies to cost-effectively convert biomass into advanced drop-in biofuels. BioProcess Algae is required to contribute a minimum of 50% matching funds for the project. The project with the DOE has been divided into three phases, with the first phase successfully completed in August 2014. We have agreed with the DOE to move into the second phase in which the detailed design, engineering, scheduling and budgeting for construction of a pilot-scale integrated biorefinery will be developed. The third phase would involve construction of the biorefinery.

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

Our Competition

Domestic Ethanol Competitors

We compete with numerous other ethanol producers located throughout the United States. In 2014, the three largest ethanol producers in North America were Archer-Daniels-Midland Company, POET, LLC and Valero Energy Corporation. We believe that our principal competitors’ expected managed annual production capacity and ethanol marketed ranges between approximately 300 mmgy and approximately 1,800 mmgy. Based on production capacity as reported by Ethanol Producer Magazine, we believe we are the fourth largest ethanol producer in North America. According to Ethanol Producer Magazine, as of December 31, 2014, there were 213 ethanol-producing plants within the United States, capable of producing 15.9 billion gallons of ethanol annually. The industry typically does not operate at 100% of capacity with historical rates of annual production to available plant capacity averaging in the high 80 percent to the low 90 percent range.

Our competitors also include plants owned by farmers who earn their primary livelihood through the production and sale of grain and competitors whose primary business is oil refining and retail fuel sales. These competitors may continue to operate their plants when market conditions are uneconomic due to benefits realized in other operations.

Competition for corn supply from other ethanol plants and other corn consumers exists in all areas and regions in which our plants operate. According to Ethanol Producer Magazine, as of December 31, 2014, the states of Iowa, Indiana, Michigan, Minnesota, Nebraska and Tennessee had a total of 113 operational ethanol plants, with Iowa and Nebraska having the majority of the plants. The state of Iowa had 44 operational ethanol plants concentrated, for the most part, in the northern and central regions of the state where a majority of the corn is produced. The state of Nebraska had 26 operational ethanol plants.

Foreign Ethanol Competitors

We also face foreign competition in the production of ethanol. Brazil is currently the second largest ethanol producer in the world. Brazil’s ethanol production is sugarcane based, as opposed to corn based, and, depending on feedstock prices, may be less expensive to produce. Under RFS II, certain parties were obligated to meet an advanced biofuel standard calling for 3.75 billion gallons of biofuels in 2014. In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for obligated parties to meet this standard. Other foreign producers may be able to produce ethanol at lower input costs, including costs of feedstock, facilities and personnel, than we can. If significant additional foreign ethanol production capacity is created, such facilities could create excess supplies of ethanol on world markets, which may result in lower prices of ethanol throughout the world, including the United States.

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

Regulatory Matters

Government Ethanol Programs and Policies

Demand for cleaner, more sustainable transportation fuels is growing around the world. Growth of ethanol demand is being driven by progressive policies adopted by more than 30 foreign countries, calling for increasing amounts of ethanol in those countries’ motor fuel supplies. Ethanol has become crucial to the global fuel mix, providing an economical source of oxygenate and octane for global fuel supplies.

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

Pursuant to the provisions of EISA, RFS II was established, which modified a renewable fuel standard established in previous legislation. RFS II increased the volume of renewable fuel required to be blended into transportation fuel and mandated a minimum usage of corn-derived renewable fuels of 12.0 billion gallons in 2010, increasing annually by 600 million gallons to 15.0 billion gallons in 2015. Under the provisions of EISA, authority has been delegated to the EPA to assign mandated volumes of renewable fuels to be blended into transportation fuel to individual fuel blenders. RFS II, has been, and we expect will continue to be, a driving factor in the growth of ethanol usage in the United States.  On April 10, 2013 the Renewable Fuel Standard Elimination Act was introduced as H.R. 1461 to target the repeal of RFS II. Also introduced on April 10, 2013 was the RFS Reform Bill, H.R. 1462, which would prohibit more than ten percent ethanol in gasoline and reduce the RFS II mandated volume of renewable fuel. On May 14, 2013, the Domestic Alternatives Fuels Act of 2013 was introduced in the U.S. House of Representatives as H.R. 1959 to allow ethanol produced from natural gas to be used to meet the RFS II mandate. These bills failed to make it out of congressional committee and were not enacted into law. H.R. 21 was introduced on January 6, 2015 to provide for a comprehensive assessment of the scientific and technical research on the implications of the use of mid-level ethanol blends, and for other purposes. This bill would seek to eliminate the waiver granted by the EPA to allow E15 in 2001 and newer model cars and light trucks. H.R. 434 was introduced on January 21, 2015 which seeks to modify the Clean Air Act by limiting or removing the authority of the EPA to grant waivers for higher blends of ethanol in the U.S. gasoline supply. The bill also seeks to repeal existing waivers already granted by the EPA concerning E15. H.R.704, introduced February 4, 2015, is similar to H.R. 21 as it proposes limiting ethanol blends higher than 10% in the U.S. fuel supply and seeks to repeal the renewable fuel standard.

Under the provisions of EISA, the EPA has the authority to waive the mandated RFS II requirements in whole or in part. To grant the waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that one of two conditions has been met: (1) there is inadequate domestic renewable fuel supply or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. In the third quarter of

2012, several waiver requests were filed with the EPA based on drought conditions, which were subsequently denied.

The RFS II mandate increased to 14.4 billion gallons of corn-derived renewable fuel for 2014, 600 million gallons over the mandated volume in 2013, and increases to 15.0 billion gallons for 2015. On November 15, 2013, the EPA released its Notice of Proposed Rulemaking for the 2014 Renewable Fuel Standard. The proposal discusses a variety of approaches for setting the 2014 standards, and includes a number of production and consumption ranges for key categories of biofuel covered by RFS II. The proposal seeks comment on a range of total renewable fuel volumes for 2014 and proposes a level within that range of 15.2 billion gallons, including approximately 13.0 billion gallons of corn-derived renewable fuel. The proposal addresses two constraints of RFS II: (1) limitations in the volume of ethanol that can be consumed in gasoline given practical constraints on the supply of higher ethanol blends to the vehicles that can use them and (2) limitations in the ability of the industry to produce sufficient volumes of qualifying renewable fuel. On November 21, 2014, the EPA announced that it rescinded its proposal from 2013 and will not be finalizing 2014 applicable percentage standards under the RFS program before the end of 2014. In light of this delay in issuing the 2014 RFS standards, the compliance demonstration deadline for the 2013 RFS standards will take place in 2015. The EPA will be making modifications to ensure that RINs generated in 2012 are valid for demonstrating compliance with the 2013 applicable standards.

To measure compliance with RFS II, RINs are generated and are attached to renewable fuels, such as the ethanol we produce, and detached when the renewable fuel is blended into the transportation fuel supply. Detached RINs may be retired by obligated parties to demonstrate compliance with RFS II or may be separately traded in the market. The market price of detached RINs may affect the price of ethanol in certain U.S. markets as obligated parties may factor these costs into their purchasing decisions. Moreover, at certain price levels for various types of RINs, it becomes more economical to import foreign sugar cane ethanol. If changes to RFS II result in significant changes in the price of various types of RINs, it could negatively affect the price of ethanol, and our operations could be adversely impacted.

To further drive growth in the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. Through a series of decisions beginning in October 2010, the EPA granted a waiver for the use of E15 in model year 2001 and newer passenger vehicles, including cars, SUVs and light pickup trucks. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends. The nation’s first retail E15 ethanol blends were sold in July 2012. As of January 20, 2015, there were 110 retail fuel stations in 16 states offering E15 to consumers.

The Clean Air Act requires use of oxygenated gasoline in areas where winter time carbon monoxide levels exceed federal air quality standards. Without oxygenated gasoline, carbon monoxide emissions from gasoline-fueled vehicles tend to increase in cold weather. Winter-oxygenated gasoline programs are implemented by the individual states.

Changes in corporate average fuel economy standards, or CAFE, have also benefited the ethanol industry by encouraging use of E85 fuel products. CAFE provides an effective 54% efficiency bonus to flexible-fuel vehicles running on E85. Today, E85 is available at 2,804 fuel stations concentrated in 10 U.S. states. The EIA estimates that there are 14.2 million flexible-fuel vehicles in the United States, representing 6.3% of cars and light trucks on the road. It also estimates that approximately 200 million gallons of E85 were sold in 2013. Auto manufacturers may find it attractive to build more flexible-fuel trucks and sport utility vehicles that are otherwise unlikely to meet CAFE standards.

The Master Limited Partnership Parity Act was introduced on April 24, 2013 in the U.S. House of Representatives as H.R. 1696 to extend the publicly traded partnership ownership structure to renewable energy projects, including ethanol production. The legislation would provide a more level financing system and tax burden for renewable energy and fossil energy projects. H.R. 1696 did not advance out of committee during the 113th Congress; currently, the co-sponsors have not re-introduced the bill.

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

The Domestic Alternative Fuels Act of 2012 was introduced on January 18, 2012 in the U.S. House of Representatives and was re-introduced on March 15, 2013 as H.R. 1214 to provide liability protection for claims based on the sale or use of certain fuels and fuel additives. Passage of this bill would provide liability protection to consumers in the event they unintentionally put any transportation fuel into their motor vehicle for which such fuel has not been approved. Some automobile manufacturers have publicly stated that the use of fuels not approved in their owners’ manuals, such as E15, is considered misfueling and any resulting damage would not be covered by their warranties. The American Fuel Protection Act of 2013, or H.R. 2267, was introduced on June 5, 2013 in the U.S. House of Representatives to make the United States exclusively liable for certain claims of liability for damages resulting from, or aggravated by, the inclusion of ethanol in transportation fuel. These bills failed to advance out of congressional committee and were not enacted into law.

Environmental and Other Regulation

Our ethanol production and agribusiness activities are subject to environmental and other regulations. We obtain environmental permits to construct and operate our ethanol plants.

Ethanol production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. In February 2010, the EPA released its final regulations on the RFS II.  We believe these final regulations grandfather our plants at their current authorized capacity, though expansion of our plants above these levels will need to meet a  threshold of a 20% reduction in greenhouse gas, or GHG, emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS II mandate. In order to expand capacity at our plants, we may be required to obtain additional permits, achieve EPA “efficient producer” status under the pathway petition program, install advanced technology, or reduce drying of certain amounts of distillers grains.

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

The U.S. ethanol industry has long relied on railroads to deliver its product to market. We lease approximately 2,200 tank cars. These tank cars may need to be retrofitted or replaced if new regulations proposed by the U.S. Department of Transportation, or DOT, to address concerns related to safety are adopted, which could in turn cause a shortage of compliant tank cars. The proposed regulations call for a phase out within four years of the use of legacy DOT-111 tank cars for transporting highly-flammable liquids, including ethanol. According to the proposed rule, the DOT expects about 66,000 tank cars to be retrofitted and about 23,000 cars to be shifted to transporting other liquids. The Canadian government has also proposed that its nation’s rail shippers use sturdier tank cars for transportation of crude oil and ethanol. Adoption of the proposed regulations, which could result in upgrades or replacements of our tank cars, would likely have an adverse effect on our operations as lease costs for tank cars would likely increase. Additionally, existing tank cars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product. The DOT recently announced that the comprehensive crude-by-rail safety rule will be submitted to the White House for final review with hopes that the rule will be finalized by May 2015.

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

Major Customer

Revenues from two customers, controlled by the same entity, of our marketing and distribution segment totaled approximately $325.0 million, or 10.0%, of our consolidated revenues.

Employees

As of December 31, 2014, we had approximately 840 full-time, part-time and temporary or seasonal employees. At that date, we employed 145 people, including 68 employees of our subsidiary, Green Plains Trade Group LLC, at our corporate office in Omaha, 74 employees at our agribusiness operations, 19 employees at other locations in our marketing and distribution segment, and the remainder at our ethanol plants.

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

The results of our ethanol production business are highly impacted by commodity prices, including the spread between the cost of corn and natural gas that we must purchase, and the price of ethanol, distillers grains and corn oil that we sell. Prices and supplies are subject to and determined by market forces over which we have no control, such as weather, domestic and global demand, shortages, export prices, crude oil prices, currency valuations and various governmental policies in the United States and around the world. As a result of price volatility for these commodities, our operating results may fluctuate substantially. Increases in corn or natural gas prices or decreases in ethanol, distillers grains and corn oil prices may make it unprofitable to operate our plants. No assurance can be given that we will be able to purchase corn and natural gas at, or near, current prices and that we will be able to sell ethanol, distillers grains and corn oil at, or near, current prices. Consequently, our results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol, distillers grains and corn oil.

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

Ethanol.  Our revenues are dependent on market prices for ethanol. These market prices can be volatile as a result of a number of factors, including, but not limited to, the availability and price of competing fuels, the overall supply and demand for ethanol and corn, the price of gasoline, crude oil and corn, and government policies.

Ethanol is marketed as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of the gasoline with which it is blended and, to a lesser extent, as a gasoline substitute. As a result, ethanol prices are influenced by the supply of and demand for gasoline. Our results of operations may be materially harmed if the demand for, or the price of, gasoline decreases. Market prices for ethanol produced in the United States are also influenced by the supply of and demand for imported ethanol. Imported ethanol is not subject to an import tariff and under RFS II sugarcane ethanol imported from Brazil has been one of the most economical means for obligated parties to meet an advanced biofuel standard.

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

Due to industry increases in U.S. dry mill ethanol production, the production of distillers grains in the United States has increased dramatically, and this trend may continue. This may cause distillers grains prices to fall in the United States, unless demand increases or other market sources are found. Since 2010, approximately 25% of distillers grains produced in the United States have been exported; China has been the largest importer. To date, demand for distillers grains in the United States has increased roughly in proportion to supply. We believe this is because U.S. farmers use distillers grains as a feedstock, and distillers grains are slightly less expensive than corn, for which it is a substitute. However, if prices for distillers grains in the United States fall, it may have an adverse effect on our business. In 2013, China began to reject distillers grains due to the presence of unapproved genetically-modified organisms. The U.S. Department of Agriculture stated on December 17, 2014 that Chinese officials have approved imports of Syngenta GMO corn trait MIR 162 and two varieties of biotech soybeans. China’s lift of the ban now allows for imports of distillers grains back into their country beginning in early 2015. If shipments to China are again rejected or delayed, the market for distillers grains would be negatively impacted, which could have a negative impact on our profitability.

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

The ethanol industry is dependent on government usage mandates affecting ethanol production and any changes to such regulation could adversely affect the market for ethanol and our results of operations.

The domestic market for ethanol is significantly impacted by federal mandates for blending ethanol with gasoline. The RFS II mandate level for conventional biofuels for 2014 is 14.4 billion gallons. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS II mandate. Any significant increase in production capacity beyond the RFS II mandated level may have an adverse impact on ethanol prices.

Due primarily to drought conditions in 2012 and claims that blending of ethanol into the motor fuel supply will be constrained by unwillingness of the market to accept greater than ten percent ethanol blends, or the blend wall, legislation aimed at reducing or eliminating the renewable fuel use required by RFS II has been introduced in Congress. On April 10, 2013, the Renewable Fuel Standard Elimination Act was introduced as H.R. 1461. The bill is targeted to repeal RFS II. Also introduced on April 10, 2013 was the RFS Reform Bill, H.R. 1462, which would prohibit more than ten percent ethanol in gasoline and reduce the RFS II mandated volume of renewable fuel. On May 14, 2013, the Domestic Alternatives Fuels Act of 2013 was introduced in the U.S. House of Representatives as H.R. 1959 to allow ethanol produced from natural gas to be used to meet the RFS II mandate. These bills failed to make it out of congressional committee and were not enacted into law. We believe RFS II is a significant component of national energy policy that reduces dependence on foreign oil by the United States. Our operations could be adversely impacted if legislation reducing the RFS II mandate is enacted.

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

On November 21, 2014, the EPA announced that it will not be finalizing 2014 applicable percentage standards under the RFS II before the end of 2014. In light of this delay in issuing the 2014 RFS standards, the compliance demonstration deadline for the 2013 RFS standards will take place in 2015. The EPA will be making modifications to ensure that RINs generated in 2012 are valid for demonstrating compliance with the 2013 applicable standards.

To measure compliance with RFS II, RINs are generated and attached to renewable fuels, such as the ethanol we produce, and detached when the renewable fuel is blended into the transportation fuel supply. Detached RINs may be retired by obligated parties to demonstrate compliance with RFS II or may be separately traded in the market. The market price of detached RINs may affect the price of ethanol in certain U.S. markets as obligated parties may factor these costs into their purchasing decisions. Moreover, at certain price levels for various types of RINs, it becomes more economical to import foreign sugar cane ethanol. If changes to RFS II result in significant changes in the price of various types of RINs, it could negatively affect the price of ethanol, which could adversely affect our operations.

Federal law mandates the use of oxygenated gasoline in the winter in areas that do not meet Clean Air Act standards for carbon monoxide. If these mandates are repealed, the market for domestic ethanol could be diminished. Additionally, flexible-fuel vehicles receive preferential treatment in meeting corporate average fuel economy standards, or CAFE. However, high-blend ethanol fuels such as E85, a blend of ethanol and gasoline composed of up to 85% ethanol, result in lower fuel efficiencies. Absent the CAFE preferences, it may be unlikely that auto manufacturers would build flexible-fuel vehicles. Any change in these CAFE preferences could reduce the growth of E85 markets and result in lower ethanol prices, which could adversely impact our operating results.

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

Beyond the federal mandates, there are limited markets for ethanol. Discretionary blending and E85 blending are important secondary markets. Discretionary blending is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. Also, the demand for ethanol is affected by the overall demand for transportation fuel, which peaked in 2007, was declining until early 2013 but has been increasing modestly since then. Demand for transportation fuel is affected by the number of miles traveled by consumers and the fuel economy of vehicles. Market acceptance of E15 may partially offset the effects of decreases in transportation fuel demand. A reduction in the demand for our products may depress the value of our products, erode our margins, and reduce our ability to generate revenue or to operate profitably. Consumer acceptance of E15 and E85 fuels is one factor that may be needed before ethanol can achieve any significant growth in market share.

Increased federal support of cellulosic ethanol may result in increased competition to corn-derived ethanol producers.

Recent legislation, such as the American Recovery and Reinvestment Act of 2009 and EISA, provides numerous funding opportunities in support of cellulosic ethanol, which is obtained from other sources of biomass such as switchgrass and fast growing poplar trees. In addition, the RFS II mandates an increasing level of production of biofuels that are not derived from corn. Federal policies suggest a long-term political preference for cellulosic processes using alternative feedstocks such as switchgrass, silage, wood chips or other forms of biomass. Cellulosic ethanol may have a smaller carbon footprint because the feedstock does not require energy-intensive fertilizers and industrial production processes. Additionally, cellulosic ethanol is favored because it is unlikely that foodstuff is being diverted from the market. Several cellulosic ethanol plants are under development. As research and development programs persist, there is the risk that cellulosic ethanol could displace corn ethanol. In addition, any replacement of federal mandates from corn-based to cellulosic-based ethanol production may reduce our profitability.

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

Our inability to generate or obtain RINs could adversely affect our operating margins

Nearly all of our ethanol production is sold with RINs used by our customers to comply with the Renewable Fuel Standard, or RFS. If our ethanol production does not meet the requirements for RIN generation as administered by the U.S. Environmental Protection Agency, or EPA, in the future, we may be required to purchase additional RINs in the open market or sell our ethanol production at lower prices to compensate for the lack of RINs. Because of uncertainty surrounding how the EPA will implement proposed regulations, RIN prices have remained volatile and increased in 2014. In 2013 and 2014, prices for RINs have been significantly higher than in prior periods. We cannot predict the future prices of RINs as the cost of RINs is dependent upon a variety of factors, which include the availability of qualifying biofuels, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our ethanol and its fuel blending. If we fail to obtain sufficient RINs, or rely on invalid RINs, we could be subject to fines and penalties imposed by the EPA. The costs to generate or obtain the necessary number of RINs and any fines imposed for a failure to do so, could adversely affect our operating margins, which, in turn could adversely affect our results of operations, cash flows and financial condition.

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

Meeting the requirements of evolving environmental, health and safety laws and regulations, and in particular those related to climate change, could adversely affect our financial performance.

Our plants emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its final regulations on RFS II. We believe these final regulations grandfather our plants at their current authorized capacity, though expansion of our plants may need to meet a threshold of a 20% reduction in GHG emissions from a 2005 baseline measurement for the ethanol over current capacity to be eligible for the RFS II mandate. The EPA issued its final rule on GHG emissions from stationary sources under the Clean Air Act in May 2010.

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

These federal and state regulations may require us to apply for additional permits for our ethanol plants. In order to expand capacity at our plants, we may have to apply for additional permits, achieve EPA “efficient producer” status under the pathway petition program, install advanced technology, or reduce drying of certain amounts of distillers grains. We may also be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with other future law or regulation. Compliance with future law or regulation of carbon dioxide, or if we choose to expand capacity at certain of our plants, compliance with then-current regulation of carbon dioxide, could be costly and may prevent us from operating our plants as profitably, which may have an adverse impact on our operations, cash flows and financial position.

We operate in a highly competitive industry. Depending on commodity prices, foreign producers may produce ethanol at a lower cost than we can, which may result in lower ethanol prices which could adversely affect our financial results.

In the United States, we compete with other corn processors and refiners. Although some of our competitors are larger than we are, there are also many smaller competitors. Farm cooperatives comprised of groups of individual farmers have been able to compete successfully. As of December 31, 2014, the top ten domestic producers accounted for approximately 52% of all production, with production capacities ranging from approximately 300 mmgy to 1,800 mmgy. If our competitors consolidate or otherwise grow and we are unable to similarly increase our size and scope, our business and prospects may be significantly and adversely affected.

Our competitors also include plants owned by farmers who earn their livelihood through the sale of corn and competitors whose primary business is oil refining and retail gasoline sales. These competitors may continue to operate their plants when market conditions are uneconomic due to benefits realized in other operations.

Additionally, there is a risk of foreign competition in the ethanol industry. Foreign producers may, depending on feedstock, labor and other production costs, be able to produce ethanol cheaper than we can. Brazil is currently the second largest ethanol producer in the world. Brazil’s ethanol production is sugarcane based, as opposed to corn based, and, depending on feedstock prices, may be less expensive to produce. Under RFS II, certain parties were obligated to meet an advanced biofuel standard calling for 3.75 billion gallons of biofuels in 2014. In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for obligated parties to meet this standard.

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

We do not own our railcar fleet and our railcar assets are subject to lease agreements with several lessors.

Our fleet of railcars is leased by us from several lessors pursuant to lease agreements with remaining terms ranging from eight months to approximately seven years. If at the end of the terms under the lease agreements we or the applicable lessor do not elect to renew or extend the lease agreements, and we are unable to find replacement railcars on suitable terms, our operations may be negatively impacted. Furthermore, any renewal or extension of the lease agreements or any replacement lease agreements may not be on favorable commercial terms. To the extent we are unable to renew or replace such lease agreements on terms that are favorable to us, our revenues and cash flows could be adversely affected.

Tank cars used to transport crude oil and ethanol may need to be retrofitted or replaced to meet proposed new rail safety regulations.

The U.S. ethanol industry has long relied on railroads to deliver its product to market. We have approximately 2,200 leased tank cars. These leased tank cars may need to be retrofitted or replaced if new regulations proposed by the U.S. Department of Transportation, or DOT, to address concerns related to safety are adopted, which could in turn cause a shortage of compliant tank cars. The proposed regulations call for a phase out within four years of the use of legacy DOT-111 tank cars for transporting highly-flammable liquids, including ethanol. According to the proposed rule, the DOT expects about 66,000 tank cars to be retrofitted and about 23,000 cars to be shifted to transporting other liquids. The Canadian government has also proposed that its nation’s rail shippers use sturdier tank cars for transportation of crude oil and ethanol. Adoption of the proposed regulations, which could result in upgrades or replacements of our tank cars, would likely have an adverse effect on our operations as lease costs for tank cars would likely increase. Additionally, existing tank cars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product.

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

Commodities futures trading is subject to extensive regulation.

Certain of our operating segments use exchange-traded futures contracts as part of their hedging strategies or for other purposes. The futures industry is subject to extensive regulation. We are required to comply with a wide range of requirements imposed by the Commodity Futures Trading Commission, National Futures Association and the exchanges on which we trade. These regulatory bodies are responsible for safeguarding the integrity of futures markets and protecting the interests of participants in those markets. As a market participant, we may be subject to regulation concerning trade practices, business conduct, trade reporting, position limits, record retention, the conduct of our officers and employees, and other matters.

Failure to comply with any of the laws, rules or regulations applicable to futures trading could have adverse consequences. It is possible that we and our officers and other employees may be subject to claims arising from acts that regulators assert were in contravention of these laws, rules or regulations. These claims may result in the payment of fines, settlements or the suspension of trading privileges for us or our officers or employees. Such sanctions could have a material adverse impact on our business, financial condition or operating results.

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

•

any outbreak of disease in our feedlot or elsewhere domestically, or even in other countries, or the perception by the public that an outbreak has occurred, could reduce consumer confidence in the safety and quality of beef products, generate adverse publicity, lead to inadequate supply, result in cancellation of orders by customers or result in the imposition of import or export restrictions;

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

As of December 31, 2014, our total debt was $672.8 million. Our level of debt could have significant consequences to our shareholders, including the following:

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

The loan agreements governing secured debt financing at our subsidiaries and the 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes, contain a number of restrictive affirmative and negative covenants. These covenants limit the ability of our subsidiaries to, among other things, incur additional indebtedness, make capital expenditures above certain limits, pay dividends or distributions, merge or consolidate, or dispose of substantially all of their assets.

For certain loan agreements, we are also required to maintain specified financial ratios, including minimum cash flow coverage, minimum working capital and minimum net worth. Some of our loan agreements require us to utilize a portion of any excess cash flow generated by operations to prepay the respective term debt. A breach of any of these covenants or requirements could result in a default under our loan agreements. If any of our subsidiaries default, and if such default is not cured or waived, our lenders could, among other remedies, accelerate their debt and declare that debt immediately due and payable. If this occurs, we may not be able to repay such debt or borrow sufficient funds to refinance. Even if new financing is available, it may not be on terms that are acceptable. No assurance can be given that the future operating results of our subsidiaries will be sufficient to achieve compliance with such covenants and requirements, or in the event of a default, to remedy such default.

In the past, we have received waivers from our lenders for failure to meet certain financial covenants and have amended our subsidiary loan agreements to change these covenants. No assurance can be given that, if we are unable to comply with these covenants in the future, we will be able to obtain the necessary waivers or amend our subsidiary loan agreements to prevent a default. Default by us or any of our subsidiaries with respect to any loan in excess of $10.0 million constitutes an event of default under the 3.25% Notes, which could result in the convertible senior notes being declared due and payable.

We operate in capital intensive businesses and rely on cash generated from operations and external financing. Limitations on access to external financing could adversely affect our operating results.

Some ethanol producers have faced financial distress, culminating with bankruptcy filings by several companies over the past five years. This, in combination with continued volatility in the capital markets has resulted in reduced availability of capital for the ethanol industry generally. Construction of our plants and anticipated levels of required working capital were funded under long-term credit facilities. Increases in liquidity requirements could occur due to, for example, increased commodity prices. Our operating cash flow is dependent on our ability to profitably operate our businesses and overall commodity market conditions. In addition, we may need to raise additional financing to fund growth of our businesses. In some market environments, we may experience limited access to incremental financing. This could cause us to defer or cancel growth projects, reduce our business activity or, if we are unable to meet our debt repayment schedules, cause a default in our existing debt agreements. These events could have an adverse effect on our operations and financial position.

Our subsidiaries’ debt facilities have ongoing payment requirements which we generally expect to meet from their operating cash flow. Our ability to repay current and anticipated future indebtedness will depend on our financial and operating performance and on the successful implementation of our business strategies. Our financial and operational performance will depend on numerous factors including prevailing economic conditions, volatile commodity prices, and financial, business and other factors beyond our control. If we cannot pay our debt service, as well as refinance or extend current debt at scheduled maturity dates, we may be forced to reduce or delay capital expenditures, sell assets, restructure our indebtedness or seek additional capital. If we are unable to restructure our indebtedness or raise funds through sales of assets, equity or otherwise, our ability to operate could be harmed and the value of our stock could be significantly reduced.

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

Replacement technologies that are under development might result in the obsolescence of corn-derived ethanol or our process systems.

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

Potential business disruption in available transportation due to natural disasters, significant track damage resulting from a train derailment, or strikes by our transportation providers could result in delays in procuring and supplying raw materials to our ethanol or grain facilities, or transporting ethanol and distillers grains to our customers. We also run the risk of unforeseen operational issues, due to faulty construction design or other factors that may result in an extended facility shutdown. Such business disruptions would cause the normal course of our business operations to stall and may result in our inability to meet customer demand or contract delivery requirements, as well as the potential loss of customers.

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

Our Obion, Tennessee plant is located within a recognized seismic zone as are certain of our fuel terminals. The design of the Obion facility has been modified to fortify it to meet structural requirements for that region of the country. We have also obtained additional insurance coverage specific to earthquake risk for this plant and the fuel terminals. However, there is no assurance that any such facility would remain in operation if a seismic event were to occur.

Terrorist attacks, cyber-attacks, threats of war or actual war, or failure of our internal computer network and applications to operate as designed may negatively affect our operations.

Terrorist attacks in the United States, as well as events occurring in response to or in connection with them, including threats of war or actual war, may adversely affect our operations. Ethanol-related assets (including ethanol production plants, storage facilities, fuel terminals and railcars such as those owned and operated by us) may be at greater risk of future terrorist attacks than other possible targets. A direct attack on our assets or assets used by us could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, any terrorist attack could have an adverse impact on ethanol prices. Disruption or significant increases in ethanol prices could result in government-imposed price controls.

We rely on network infrastructure and enterprise applications, and internal technology systems for our operational, marketing support and sales, and product development activities. The hardware and software systems related to such activities are subject to damage from earthquakes, floods, lightning, tornados, fire, power loss, telecommunication failures and other similar events. They are also subject to acts such as computer viruses, physical or electronic vandalism or other similar disruptions that could cause system interruptions and loss of critical data, and could prevent us from fulfilling our customers’ orders. We cannot assure that any of our backup systems would be sufficient. Any event that causes failures or interruption in our hardware or software systems could result in disruption of our business operations, have a negative impact on our operating results, and damage our reputation.

We may not be able to hire and retain qualified personnel to operate our ethanol plants.

Our success depends, in part, on our ability to attract and retain competent personnel. Qualified managers, engineers, merchandisers, operations and other personnel must be hired for each of our locations. Competition for such employees in the ethanol industry can be intense, and we may not be able to attract and retain qualified personnel. If we are unable to hire and retain productive and competent personnel, the amount of ethanol we produce may decrease and we may not be able to efficiently operate our ethanol plants and execute our business strategy.

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

Corporate

We currently lease approximately 30,000 square feet of office space at 450 Regency Parkway in Omaha, Nebraska for our corporate headquarters, which houses our corporate administrative functions and commodity trading operations.

Ethanol Production Segment

As detailed in our discussion of the ethanol production segment, we own a total of approximately 2,000 acres of land at and in areas surrounding our ethanol plants with a combined annual ethanol production capacity of over one billion gallons. We believe that the property owned and leased at the sites of our ethanol plants will be adequate to accommodate our current needs, as well as potential expansion, at those sites.

Agribusiness Segment

As detailed in our discussion of the agribusiness segment above, we own a total of approximately 50 acres of land at our grain elevators with a combined grain storage capacity of 9.0 million bushels, and own approximately 2,600 acres of land at our cattle-feeding operation, which has the capacity to support 70,000 head of cattle, and approximately 3.8 million bushels of grain storage capacity. We believe that the property owned will be adequate to accommodate our current needs, as well as potential expansion, at those sites.

Marketing and Distribution Segment

Our ethanol, distillers grains and corn oil marketing operations are primarily located at our corporate office, which is discussed above. We also lease office space in McKinney, Texas and Des Moines, Iowa for these operations. We own approximately 9.0 acres of land and lease approximately 19 acres of land at eight locations in seven south central U.S. states, as disclosed in Item 1 – Business, for our fuel terminal services. We believe that the property owned and leased at the locations will be adequate to accommodate our current needs, as well as potential expansion.

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

Year Ended December 31, 2014	High	Low
Three months ended December 31, 2014 (1)	$37.77	$21.19
Three months ended September 30, 2014	46.28	32.56
Three months ended June 30, 2014	33.52	25.62
Three months ended March 31, 2014	31.57	18.02

Year Ended December 31, 2013	High	Low
Three months ended December 31, 2013	$20.00	$13.78
Three months ended September 30, 2013	18.40	13.37
Three months ended June 30, 2013	16.54	10.32
Three months ended March 31, 2013	12.40	7.51
(1) The closing price of our common stock on December 31, 2014 was $24.78.

Holders of Record

As of December 31, 2014, as reported to us by our transfer agent, there were 2,296 holders of record of our common stock, not including beneficial holders whose shares are held in names other than their own. This figure does not include approximately 32.3 million shares held in depository trusts.

Dividend Policy

In August 2013, our Board of Directors approved the initiation of a quarterly cash dividend. We paid a quarterly cash dividend of $0.04 per share during the third and fourth quarters of 2013, as well as the first and second quarters of 2014, and a dividend of $0.08 per share during the third and fourth quarters of 2014. We anticipate declaring a cash dividend in future quarters on a regular basis; however, future declarations of dividends are subject to Board approval and may be adjusted as our liquidity, business needs or market conditions change.

Issuer Purchases of Equity Securities

Employees surrender shares upon the vesting of restricted stock grants to satisfy statutory minimum required payroll tax withholding obligations. The following table sets forth the shares that were surrendered by month during the fourth quarter of 2014.

Month	Total Number of Shares Withheld	Average Price Paid per Share
October	-	$-
November	2,022	34.20
December	-	-
Total	2,022	$34.20

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under the share repurchase program, we may repurchase shares from time to time in open market transactions, privately-negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.  No shares have been repurchased pursuant to this repurchase program.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

Refer to Part III, Item 12, contained herein, for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph

The following line-graph compares our cumulative stockholder return on an indexed basis with the NASDAQ Composite Index (IXIC) and the NASDAQ Clean Edge Green Energy Index (CELS) for the years ended December 31, 2010, 2011, 2012, 2013 and 2014. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2009, and that all dividends were reinvested.

	12/09	12/10	12/11	12/12	12/13	12/14
Green Plains Inc.	$100.00	$75.72	$65.64	$53.19	$130.96	$168.64
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Clean Edge Green Energy	100.00	104.21	63.71	65.59	121.90	126.44

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

Item 6.  Selected Financial Data.

The following selected financial data have been derived from our consolidated financial statements. The statement of operations data for the years ended December 31, 2014, 2013 and 2012, and the balance sheet data as of December 31, 2014 and 2013 are derived from and should be read in conjunction with our audited consolidated financial statements, including accompanying notes, included elsewhere in this report. The statement of operations data for the years ended December 31, 2011 and 2010, and the balance sheet data as of December 31, 2012, December 31, 2011 and December 31, 2010 were derived from our audited consolidated financial statements not included in this report, which also contain a description of a number of matters that materially affect the comparability of the periods presented. The data should be read together with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report. The financial information below is not necessarily indicative of results to be expected for any future period. Future results could differ materially from historical results due to many factors, including those discussed in Item 1A – Risk Factors of this report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
(in thousands, except per share information)
Revenues	$3,235,611	$3,041,011	$3,476,870	$3,553,712	$2,133,922
Cost of goods sold	2,860,813	2,867,991	3,380,099	3,381,480	1,981,396
Gross profit	374,798	173,020	96,771	172,232	152,526
Selling, general and administrative expenses	(88,524)	(65,169)	(79,019)	(73,219)	(60,475)
Gain on disposal of assets (1)	-	-	47,133	-	-
Operating income	286,274	107,851	64,885	99,013	92,051
Total other expense	(35,844)	(35,570)	(39,729)	(37,114)	(26,000)
Net income	159,504	43,391	11,763	38,213	48,162
Net income attributable to Green Plains	159,504	43,391	11,779	38,418	48,012

Earnings per share attributable to Green Plains:
Basic	$4.37	$1.44	$0.39	$1.09	$1.55
Diluted	$3.96	$1.26	$0.39	$1.01	$1.51

Other Data:
EBITDA (unaudited and in thousands) (2)	$350,700	$156,640	$115,505	$148,620	$129,550

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data (in thousands):
Cash and cash equivalents	$425,510	$272,027	$254,289	$174,988	$233,205
Current assets	910,910	633,305	568,035	576,420	606,686
Total assets	1,828,557	1,532,045	1,349,734	1,420,828	1,397,779
Current liabilities	511,540	409,197	432,384	360,965	342,503
Long-term debt	399,440	480,746	362,549	493,407	527,900
Total liabilities	1,031,108	986,687	859,232	915,471	900,137
Stockholders' equity	797,449	545,358	490,502	505,357	497,642

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

	Year Ended December 31,
	2014	2013	2012	2011	2010

Net income	$159,504	$43,391	$11,763	$38,213	$48,162
Interest expense	39,908	33,357	37,521	36,645	26,144
Income tax expense	90,926	28,890	13,393	23,686	17,889
Depreciation and amortization	60,362	51,002	52,828	50,076	37,355
EBITDA	$350,700	$156,640	$115,505	$148,620	$129,550

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

Overview

We are a Fortune 1000, vertically-integrated producer, marketer and distributer of ethanol focused on generating stable operating margins through our diversified business segments and our risk management strategy. We believe that owning and operating assets throughout the ethanol value chain enables us to mitigate changes in commodity prices and differentiates us from companies focused only on ethanol production. We have operations throughout the ethanol value chain, beginning upstream with our grain handling and storage operations, continuing through our ethanol, distillers grains and corn oil production operations, and ending downstream with our marketing, terminal and distribution services.

In January 2012, we acquired a grain elevator located in St. Edward, Nebraska. The grain elevator is included in our agribusiness segment.

In December 2012, we sold 12 grain elevators located in northwestern Iowa and western Tennessee consisting of approximately 32.6 million bushels of our grain storage capacity and all of our agronomy and retail petroleum operations. We believe the sale of assets represented an opportunity to maximize shareholder value. Revenues and gross profit generated by the sold operations represented approximately 91% and 93%, respectively, of 2012 agribusiness segment results. We continue to operate grain handling and storage businesses through the retained grain handling assets and assets acquired or developed at or near our ethanol plants.

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

In November 2013, we acquired two ethanol plants located in Wood River, Nebraska and Fairmont, Minnesota. The plants, which are part of our ethanol production segment, have combined production capacity of 230 mmgy, adding to our ethanol, distillers grains and corn oil production. The Fairmont, Minnesota plant, which was not operational at the time of its acquisition, began operations in January 2014 upon completion of certain maintenance and enhancement projects.

In June 2014, we acquired the assets of a cattle-feeding business near Kismet, Kansas, which includes a feedlot and grain storage facility. The operation, which is part of our agribusiness segment, consists of approximately 2,600 acres of land, which has the capacity to support 70,000 head of cattle, and corn storage capacity of approximately 3.8 million bushels.

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

•

Agribusiness.  Within our bulk grain business, we have grain storage capacity of approximately 42.2 million bushels. Our cattle feedlot operation has the capacity to support approximately 70,000 head of cattle. We believe our agribusiness operations provide synergies with our ethanol production segment as it supplies a portion of the feedstock and utilizes a portion of the distillers grains output of our ethanol plants.

•

Marketing and Distribution.  Our in-house marketing business is responsible for the sale, marketing and distribution of all ethanol, distillers grains and corn oil produced at our ethanol plants. We also market and provide logistical services for ethanol and other commodities for a third-party producer. We purchase and sell ethanol, distillers grains, corn oil, grain, natural gas and other commodities and participate in other merchant trading activities in various markets. Additionally, we own and operate eight fuel terminals with approximately 822 million gallons per year, or mmgy, of total throughput capacity in seven south central U.S. states. To optimize the value of our assets, we utilize a portion of our leased railcar fleet to transport crude oil for third parties.

We intend to continue to take a disciplined approach in evaluating new opportunities related to potential acquisition of additional ethanol plants by considering whether the plants meet our design, engineering, valuation and geographic criteria. We believe certain expansion projects could be implemented at our ethanol plants that have the potential to utilize the strategic location and capacity of these assets and cost effectively increase our annual production. In our marketing and distribution segment, our strategy is to build or acquire additional fuel terminal facilities, expand our marketing efforts by entering into new or renewal contracts with other ethanol producers and realize additional profit margins by optimizing our commodity logistics. In 2013, we began to implement a plan to realign our agribusiness operations by adding grain storage capacity located at or near our ethanol plants to take advantage of our current infrastructure and enhance our corn origination and trading capabilities. We intend to continue to add grain storage capacity with the goal of owning approximately 50 million bushels of total storage capacity by the end of 2015. We also intend to pursue opportunities to develop or acquire additional grain elevators, specifically those located near our ethanol plants. We believe that owning additional grain handling and storage operations in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. We have majority ownership in a joint venture that is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities.

Ethanol Industry Dynamics

U.S. Supply and Demand

Since 2001, according to the U.S. Energy Information Administration, or EIA, U.S. fuel ethanol consumption has increased at a rate of over 15% per year, from 1.7 billion gallons in 2001 to over 13.3 billion gallons in 2013. In addition to government regulations which mandate the use of ethanol in blending, ethanol acts as both an octane enhancer and fuel stock extender. According to Ethanol Producer Magazine, as of December 31, 2014, there were 213 ethanol plants within the United States, capable of producing 15.9 billion gallons a year. Further, the fuel ethanol production market is fairly fragmented with the top five producers, with us being the fourth largest, accounting for approximately 40% of overall production.

With ethanol comprising approximately 10% of the U.S. gasoline market and wholesale CBOB gasoline being the primary feedstock of finished gasoline in the United States, there is an economic relationship between the two, particularly with regard to blending gasoline. Blenders generally have been able to charge the same amount for E10 (gasoline with 10% ethanol) that 100% gasoline would sell for, thereby realizing the difference between less-expensive ethanol and gasoline as a profit margin, resulting in ethanol being an economic source for octane and renewable fuel requirements.

Global Supply and Demand

The United States is the world’s largest producer and consumer of fuel ethanol. According to the USDA Foreign Agriculture Service, collectively, the United States and Brazil account for over 80% of all fuel ethanol production and fuel ethanol consumption (based on latest publically-available data). Rather than producing ethanol using corn as its primary feedstock, Brazil’s ethanol production is sugarcane-based.

Led by the United States, global ethanol production has grown significantly over recent years, as approximately 30 countries either mandate or incentivize ethanol and bio-diesel blending for motor fuels. Annual reported global production has increased from approximately 5.0 billion gallons in 2001 to approximately 23.4 billion gallons in 2013, according to the EIA. We believe ethanol, as a proportion of total transportation fuels, will continue to experience increasing global demand due to a continuing focus on reducing reliance on petroleum-based transportation fuels.

In 2010, the United States became the world's leading supplier of ethanol, according to the EIA. In 2013, the United States imported approximately 300 million gallons and exported approximately 600 million gallons of ethanol, the latter of which was the third highest annual total on record. U.S. ethanol exports were approximately 727 million gallons and imports were approximately 561 million gallons for 2012. At present, approximately 94% of the ethanol produced domestically is used and marketed to the United States, with the remaining being used and marketed worldwide, mainly in Canada. According to Credit Suisse Securities Research and Analysis, global demand for ethanol could grow at a rate of 2% to 3% annually, which equates to an additional need for 200 million to 300 million gallons of fuel grade ethanol.

According to the “Renewable Energy Top Markets for U.S. Exports 2014-2015” report by the U.S. Department of Commerce – International Trade Administration, as more countries mandate the blending of ethanol, new export opportunities for U.S. ethanol producers are emerging. Through 2015, however, Canada and Brazil will likely remain the two largest export destinations for U.S. ethanol. However, the industry is developing into other markets such as Philippines, India, Mexico, South Korea and Peru. Additionally, Brazil, India and the Philippines are moving forward with higher blends of ethanol in their fuel – Brazil is planning to move to 27.5% from 25%, India is moving to a 10% ethanol blend from E5 and is giving consideration to a 20% fuel blend, and the Philippines is evaluating steps to move to higher blends from their current E10 mandate.

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

In 2014, U.S. ethanol production was 13.6 billion gallons compared with production of 13.3 billion gallons in 2013. For 2014, 14.4 billion gallons of conventional biofuels was mandated by the Renewable Fuel Standard, or RFS II. As a result of the U.S. ethanol industry rationalizing production, inventory stocks reached a low of 628 million gallons at the end of October 2013, the lowest level since October 2010. Domestic inventory stocks were 760 million gallons at December 31, 2014. Lower production, stocks and corn prices had a positive effect on ethanol margins in 2013, especially in the fourth quarter, continuing through 2014. Drought conditions in the midwestern region of the United States during 2012 caused corn to trade at unusually high prices through the third quarter of 2013. Also, during 2012, sugarcane ethanol imported from Brazil, which totaled approximately 530 million gallons, was one of the most economical means for certain parties to comply with an RFS II requirement to blend, in the aggregate, 2.0 billion gallons of advanced biofuels in 2012. Effective May 1, 2013, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil to 25 percent (from 20 percent) which, along with more competitively priced ethanol produced from corn, has reduced U.S. ethanol imports from Brazil. According to the U.S. Department of Commerce, in 2014 U.S. ethanol imports were approximately 75 million gallons and exports were approximately 835 million gallons, compared to ethanol imports of 400 million gallons and exports of 600 million gallons in 2013. As of January 12, 2015, the USDA has projected the U.S. corn crop harvest to be a record 14.2 billion bushels with a projected yield per acre of 171.0 bushels on 83.1 million acres harvested. This corn production is anticipated to result in corn ending stocks of 1.9 billion bushels at August 31, 2015. We believe that U.S. ethanol production levels will continue to adjust to supply and demand factors for ethanol and corn.

There may be periods of time that, due to the variability of commodity prices and compressed margins, we reduce or cease ethanol production operations at certain of our ethanol plants. The reduced production rates increase ethanol yields and optimize cash flow in lower margin environments. In 2012, we reduced production volumes at several of our ethanol plants which resulted in total production of approximately 91% of our total daily average capacity in direct response to unfavorable operating margins. During 2013 and 2014 we produced at approximately 94% and 96% of our total daily average capacity, respectively, due to an improvement in the ethanol margin environment.

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

To further drive the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current ten percent level, or E10, to a 15% level, or E15. Through a series of decisions beginning in October 2010, the EPA has granted a waiver for the use of E15 in model year 2001 and newer passenger vehicles, including cars, sport utility vehicles, and light pickup trucks. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends. On June 24, 2013 the U.S. Supreme Court declined to hear an appeal from the American Petroleum Institute and other organizations challenging the EPA’s decision to permit the sale of E15. According to the EPA, as of January 20, 2015, there were 110 gas stations in 16 states offering E15 to consumers.

The Domestic Alternative Fuels Act of 2012 was introduced on January 18, 2012 in the U.S. House of Representatives and was re-introduced on March 15, 2013 as H.R. 1214 to provide liability protection for claims based on the sale or use of certain fuels and fuel additives. Passage of this bill would provide liability protection to consumers in the event they unintentionally put any transportation fuel into their motor vehicle for which such fuel has not been approved. Some automobile manufacturers have publicly stated that the use of fuels not approved in their owners’ manuals, such as E15, is considered misfueling and any resulting damage would not be covered by their warranties. The American Fuel Protection Act of 2013, or H.R. 2267, was introduced on June 5, 2013 in the U.S. House of Representatives to make the United States exclusively liable for certain claims of liability for damages resulting from, or aggravated by, the inclusion of ethanol in transportation fuel. These bills failed to advance out of congressional committee and were not enacted into law.

The Master Limited Partnership Parity Act was introduced on April 24, 2013 in the U.S. House of Representatives as H.R. 1696 to extend the publicly traded partnership ownership structure to renewable energy projects. The legislation would provide a more level financing system and tax burden for renewable energy and fossil energy projects.

Industry Fundamentals.    The ethanol industry is supported by a number of market fundamentals that drive its long-term outlook and extend beyond the short-term margin environment. Following the EPA’s approval, the industry is working to broadly introduce E15 into the retail fuel market. The RFS II mandate increased to 14.4 billion gallons of corn-derived renewable fuel for 2014, 600 million gallons over the mandated volume in 2013, and continues to increase through 2015. The EPA has not set mandated volumes for 2014 or 2015. RFS II, has been, and we expect will continue to be, a driving factor in the growth of ethanol usage in the United States. The EPA will be making modifications to ensure that RINs generated in 2012 are valid for demonstrating compliance with the 2013 applicable standards.

The domestic gasoline market continues to evolve as refiners are producing more CBOB, a sub-grade (84 octane) gasoline, which requires ethanol or other octane sources to meet the minimum octane rating requirements for the U.S. gasoline market. The demand for ethanol is also affected by the overall demand for transportation fuel. Currently, according to the EIA, total U.S. gasoline demand is approximately 135 billion gallons annually. The ethanol blend rate in 2014 was approximately 9.9% of total gasoline demand, or 13.5 billion gallons. Demand for transportation fuel is affected by the number of miles traveled by businesses and consumers and the fuel economy of vehicles. Consumer acceptance of E15 and E85 (85% ethanol blended) fuels and flex-fuel vehicles is one factor that may be needed before ethanol can achieve any significant growth in market share. In addition, ethanol export markets, although affected by competition from other ethanol exporters, mainly from Brazil, are expected to remain active in 2014. Overall, the U.S. ethanol industry is producing at levels to meet current domestic and export demand and ethanol prices have remained at a discount to gasoline, providing blenders and refiners with an economic incentive to blend.

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

BioProcess Algae announced in April 2013 that it had been selected to receive a grant of up to $6.4 million from the U.S. Department of Energy, or DOE, as part of a pilot-scale biorefinery project related to production of hydrocarbon fuels meeting military specification. The project uses renewable carbon dioxide, lignocellulosic sugars and waste heat through BioProcess Algae’s Grower Harvester™ technology platform. The objective of the project is to demonstrate technologies to cost-effectively convert biomass into advanced drop-in biofuels. BioProcess Algae is required to contribute a minimum of 50% matching funds for the project. The project with the DOE has been divided into three phases, with the first phase successfully completed in August 2014. We have agreed with the DOE to move into the second phase in which the detailed design, engineering, scheduling and budgeting for construction of a pilot-scale integrated biorefinery will be developed. The third phase would involve construction of the biorefinery.

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

Critical Accounting Policies and Estimates

This disclosure is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are proper and reasonable under the circumstances. We regularly evaluate the appropriateness of estimates and assumptions used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, depreciation of property and equipment, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured.

For sales of ethanol, distillers grains and other commodities,  revenue is recognized when title to the product and risk of loss transfer to an external customer. Revenue related to marketing operations for third parties is recorded on a gross basis in the consolidated financial statements, as we take title to the product and assume risk of loss. Unearned revenue is reflected on our consolidated balance sheets for goods in transit for which we have received payment and title has not been transferred to the customer. Revenues from our fuel terminal operations, which include ethanol transload services, are recognized when these services are completed.

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

Depreciation of Property and Equipment

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

Derivative Financial Instruments

To minimize the risk and the effects of the volatility of commodity price changes primarily related to corn, ethanol and natural gas, we use various derivative financial instruments, including exchange-traded futures, and exchange-traded and over-the-counter options contracts. We monitor and manage this exposure as part of our overall risk management policy. As such, we seek to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We may take hedging positions in these commodities as one way to mitigate risk. While we attempt to link our hedging activities to purchase and sales activities, there are situations in which these hedging activities can themselves result in losses.

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

We evaluate our contracts that involve physical delivery to determine whether they may qualify for the normal purchase or normal sale exemption and are expected to be used or sold over a reasonable period in the normal course of business. Any contracts that do not meet the normal purchase or sale criteria are recorded at fair value with the change in fair value recorded in operating income unless the contracts qualify for, and we elect, hedge accounting treatment.

Certain qualifying derivatives related to our ethanol production and agribusiness segments are designated as cash flow hedges. Prior to entering into cash flow hedges, we evaluate the derivative instrument to ascertain its effectiveness. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. These derivative financial instruments are recognized in current assets or other current liabilities at fair value.

At times, we hedge our exposure to changes in the value of inventories and designate certain qualifying derivatives as fair value hedges. The carrying amount of the hedged inventory is adjusted through current period results for changes in the fair value arising from changes in underlying prices. Any ineffectiveness is recognized in current period results to the extent that the change in the fair value of the inventory is not offset by the change in the fair value of the derivative.

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

Components of Revenues and Expenses

Revenues.  In our ethanol production segment, our revenues are derived primarily from the sale of ethanol and distillers grains, which is a co-product of the ethanol production process. In our corn oil production segment, our revenues are derived from the sale of corn oil, which is extracted from the whole stillage process immediately prior to the production of distillers grains. In our agribusiness segment, the sale of grain and cattle are our primary source of revenue. In our marketing and distribution segment, the sale of ethanol, distillers grains and corn oil that we market for our ethanol plants, the sale of ethanol we market for a third-party ethanol plant and the sale of other commodities purchased in the open market represent our primary sources of revenue. Revenues also include net gains or losses from derivatives related to products sold.

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

Grain acquisition costs represent the primary components of cost of goods sold in our agribusiness segment. Grain inventories held for sale, forward purchase contracts and forward sale contracts are valued at market prices, where available, or other market quotes adjusted for differences, primarily transportation, between the exchange-traded market and the local markets on which the terms of the contracts are based. Changes in the market value of grain inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts are recognized in earnings as a component of cost of goods sold. In the cattle-feeding operation, the costs of cattle acquired, feed and veterinary supplies, as well as direct labor and feedlot overhead costs, are accumulated as inventory and included as a component of cost of goods sold when the cattle are sold. Direct labor includes all compensation and related benefits of non-management personnel involved in the operation of our feedlot. Feedlot overhead costs primarily consist of feedlot utilities, depreciation, repairs and maintenance, and yard expenses.

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

Results of Operations

Comparability

The following summarizes various events that affect the comparability of our operating results for the past three years:

•	January 2012St. Edward, Nebraska grain elevator was acquired
•	December 2012Twelve grain elevators located in northwestern Iowa and western Tennessee and all agronomy and retail petroleum operations were sold

•	June 2013Atkinson, Nebraska ethanol plant was acquired
•	June 2013Archer, Nebraska grain elevator was acquired
•	November 2013Fairmont, Minnesota and Wood River, Nebraska ethanol plants were acquired
•	June 2014Kismet, Kansas cattle-feeding business was acquired

The year ended December 31, 2012 included eleven months of operations at our Tennessee and Iowa agribusiness operations that were divested in December 2012. The year ended December 31, 2013 includes approximately seven months of operations at our Atkinson plant and a little more than five weeks of operations at our Wood River plant. Our Fairmont plant, which was not operational at the time of its acquisition, began production in early January 2014. The year ended December 31, 2014 includes approximately six months of operations at our Kansas cattle-feeding business.

Segment Results

Our operations fall within the following four segments: (1) production of ethanol and related distillers grains, collectively referred to as ethanol production, (2) corn oil production, (3) grain handling and storage and cattle feedlot operations, collectively referred to as agribusiness, and (4) marketing, merchant trading and logistics services for Company-produced and third-party ethanol, distillers grains, corn oil and other commodities, and the operation of fuel terminal facilities, collectively referred to as marketing and distribution. Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities. When the Company’s management evaluates segment performance, they review the information provided below, as well as segment EBITDA.

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

The tables below reflect selected operating segment financial information for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues:
Ethanol production:
Revenues from external customers (1)	$(51,424)	$116,272	$200,443
Intersegment revenues	2,222,446	1,934,770	1,708,800
Total segment revenues	2,171,022	2,051,042	1,909,243
Corn oil production:
Revenues from external customers (1)	-	-	529
Intersegment revenues	79,750	69,163	57,315
Total segment revenues	79,750	69,163	57,844
Agribusiness:
Revenues from external customers (1)	100,436	51,883	408,622
Intersegment revenues	1,208,120	761,835	176,062
Total segment revenues	1,308,556	813,718	584,684
Marketing and distribution:
Revenues from external customers (1)	3,186,599	2,872,856	2,867,276
Intersegment revenues	171,201	21,790	355
Total segment revenues	3,357,800	2,894,646	2,867,631
Revenues including intersegment activity	6,917,128	5,828,569	5,419,402
Intersegment eliminations	(3,681,517)	(2,787,558)	(1,942,532)
Revenues as reported	$3,235,611	$3,041,011	$3,476,870

(1) Revenues from external customers include realized gains and losses from derivative financial instruments.

Gross profit (loss):
Ethanol production	$236,096	$79,109	$(4,895)
Corn oil production	42,937	36,615	32,388
Agribusiness	14,833	6,258	35,973
Marketing and distribution	80,326	57,671	32,362
Intersegment eliminations	606	(6,633)	943
	$374,798	$173,020	$96,771
Operating income (loss):
Ethanol production	$214,497	$63,012	$(20,393)
Corn oil production	42,651	36,569	32,140
Agribusiness	8,497	3,324	60,030
Marketing and distribution	52,669	40,971	17,290
Intersegment eliminations	666	(6,588)	977
Corporate activities	(32,706)	(29,437)	(25,159)
	$286,274	$107,851	$64,885

The table below shows total assets for our operating segments as of the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013
Total assets:
Ethanol production	$983,289	$911,315
Corn oil production	31,405	28,569
Agribusiness	234,626	165,570
Marketing and distribution	305,675	258,361
Corporate assets	290,123	175,210
Intersegment eliminations	(16,561)	(6,980)
	$1,828,557	$1,532,045

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Consolidated Results

Consolidated revenues increased by $194.6 million in 2014 compared to 2013. Revenues from sales of ethanol, distillers grain and other grains increased by $23.3 million, $43.3 million and $82.5 million, respectively. Ethanol revenues were affected by an increase in volumes, offset by a decrease in revenue per gallon. Distillers grains revenues were affected by an increase in volumes produced and merchant trading activities, offset partially by a decrease in average realized prices. Grain revenues were impacted by an increase in merchant trading activities. Gross profit increased by $201.8 million compared to 2013 primarily as a result of increased volumes of ethanol and corn oil production as well as improved margins for ethanol production. Operating income increased by $178.4 million in 2014 compared to 2013 as a result of the factors discussed above, partially offset by an increase in selling, general and administrative expenses of $23.4 million. Selling, general and administrative expenses were higher in 2014 compared to 2013 due most significantly to an increase in personnel costs and the expanded scope of operations following the acquisitions of the Atkinson, Fairmont and Wood River ethanol plants in the second and fourth quarters of 2013. Interest expense increased by $6.6 million compared to 2013 due to higher average debt balances outstanding, as well as higher average borrowing costs. Income tax expense was $90.9 million in 2014  compared to $28.9 million in 2013.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment for the periods indicated:

	Year Ended December 31,
	2014	2013
Ethanol sold
(thousands of gallons)	966,176	734,483
Distillers grains sold
(thousands of equivalent dried tons)	2,670	2,038
Corn consumed
(thousands of bushels)	343,892	257,663

Revenues in the ethanol production segment increased by $120.0 million in 2014 compared to 2013 primarily due to higher volumes produced and sold, partially offset by lower average ethanol and distillers grains prices. Revenues in 2014 included a full year of production from our Atkinson, Fairmont and Wood River plants, which were acquired in the second and fourth quarters of 2013 and contributed an additional combined 214.0 million gallons of ethanol production and $438.0 million in revenue. The ethanol production segment produced 966.2 million gallons of ethanol, which represents approximately 95.6% of daily average production capacity, during 2014.

Cost of goods sold in the ethanol production segment decreased by $37.0 million for 2014 compared to 2013. Corn consumption increased by 86.2 million bushels, offset by a 33% decrease in the average cost per bushel during 2014 compared to 2013. As a result of the factors identified above, gross profit and operating income for the ethanol production segment increased by $157.0 million and $151.5 million, respectively, for 2014 compared to the same period in 2013.

Corn Oil Production Segment

Revenues in the corn oil production segment increased by $10.6 million in 2014 compared to 2013. During 2014, we sold 234.6 million pounds of corn oil compared to 170.4 million pounds in 2013. Revenues in 2014 included production from our Atkinson, Fairmont and Wood River plants, which were acquired in the second and fourth quarters of 2013, and contributed an additional 54.3 million pounds of corn oil production. The average price realized for corn oil was 15% lower in 2014 compared to 2013.

Gross profit and operating income in the corn oil production segment increased by $6.3 million and $6.1 million, respectively in 2014 compared to 2013. The increase in revenues were offset by $4.3 million of additional cost of goods sold related to increased volumes produced.

Agribusiness Segment

Revenues in the agribusiness segment increased by $494.8 million and gross profit and operating income increased by $8.6 million and $5.2 million, respectively, in 2014 compared to 2013. We sold 308.3 million bushels of grain, including 294.5 million to our ethanol production segment in 2014, compared to sales of 142.8 million bushels of grain, including 137.3 million bushels to our ethanol production segment, during 2013. The increase in grain sold during 2014 compared to 2013 is due to an increase in the number of ethanol plants in our ethanol production segment to which the agribusiness segment supplied corn, including our ethanol plants in Atkinson, Fairmont and Wood River, which were acquired in the second and fourth quarters of 2013. Additionally, $29.4 million of the increase in revenues is due to the cattle-feeding operation that was acquired during the second quarter of 2014.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment increased by $463.2 million in 2014 compared to 2013. The increase in revenues was primarily due to a $315.9 million increase in ethanol, distillers grain and other grain revenues due to additional volumes produced by our recently-acquired ethanol plants and an increase in merchant trading of distillers grains and other grains. In addition, revenues from the sale of natural gas to our ethanol production segment increased by $120.7 million. The marketing and distribution segment sold approximately 1.2 billion and 1.0 billion gallons of ethanol during 2014 and 2013, respectively.

Gross profit and operating income for the marketing and distribution segment increased by $22.7 million and $11.7 million, respectively, in 2014 compared to 2013, primarily due to increased merchant trading activities for ethanol, distillers grain and other grains, partially offset by reduced crude oil transportation activities.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $894.0 million for 2014 compared to 2013 due to the following factors:  increased corn sales from the agribusiness segment to the ethanol production segment of $453.5 million, increased natural gas sales from the marketing and distribution segment to the ethanol production segment of $120.7 million, and increased sales of ethanol from the ethanol production segment to the marketing and distribution segment of $319.0 million, which is primarily due to the ethanol plants acquired in the second and fourth quarters of 2013.

Intersegment eliminations of gross profit and operating income decreased by $7.2 million for 2014 compared to 2013 due primarily to reduced quantities of ethanol in transit to customers and decreased average margins eliminated. Beginning in October, 2013, ethanol is sold from the ethanol production segment to the marketing and distribution segment as it is produced and transferred into storage tanks located at each respective plant. The finished product is then sold by the marketing and distribution segment to external customers. Profit is recognized by the ethanol production segment upon sale to the marketing and distribution segment, but is eliminated from consolidated results until title to the product has been transferred to a third party. Ethanol quantities held as inventory by the marketing and distribution segment declined during 2014 and the average margin per gallon realized by the ethanol production segment decreased, resulting in a reduction in deferred intersegment profits during 2014. This was partially offset by increased intersegment profits eliminated for corn oil and distillers grains in transit to customers at the end of 2014 which will be recognized in future periods.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $3.3 million for 2014 compared to 2013, primarily due to an increase in personnel costs.

Income Taxes

We recorded income tax expense of $90.9 million for 2014 compared to $28.9 million in 2013. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 36.3% for 2014 compared to 40.0% for 2013. The annual effective tax rate was favorably impacted primarily by an income tax deduction for qualified production activities. The annual effective tax rate for 2013 reflects a change in estimate related to nondeductible compensation expense and an increase in the accrual for uncertain tax positions partially offset by an increase in tax benefits.

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

Marketing and Distribution Segment

Revenues in our marketing and distribution segment increased by $27.0 million in 2013 compared to 2012. The increase in revenues was primarily due to an increase in grain trading activity within our marketing and distribution segment, higher average prices for ethanol and distillers grains, expanded trading and logistic operations, and our unit-train terminal in Birmingham, Alabama that commenced operations in the fourth quarter of 2012. In addition, revenues were impacted by a decrease of 84 million gallons of ethanol sold in 2013 compared to 2012 and lower revenues from crude oil transportation. Ethanol revenues decreased by $72.3 million and distillers grains revenues increased by $46.6 million. We sold 983 million and 1,066 million gallons of ethanol during 2013 and 2012, respectively, within the marketing and distribution segment.

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

Liquidity and Capital Resources

On December 31, 2014, we had $425.5 million in cash and equivalents, excluding restricted cash, comprised of $252.7 million held at our parent company and the remainder at our subsidiaries. We also had up to an additional $187.5 million available under revolving credit agreements at our subsidiaries at December 31, 2014, some of which was subject to borrowing base restrictions or other specified lending conditions. Funds held at our subsidiaries are generally required for their ongoing operational needs and distributions from our subsidiaries are restricted pursuant to their credit agreements. At December 31, 2014, there were approximately $681.4 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

We incurred capital expenditures of $61.5 million in 2014 for various projects, mainly installation of fine grind technology at several of our ethanol plants, process improvements at our recently-acquired ethanol plants and grain storage expansions. Capital spending for 2015 is expected to be approximately $91.0 million, which includes expansion projects for ethanol production capacity and grain storage capacity, as well as expenditures for various other projects, and is expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

Net cash provided by operating activities was $221.6 million in 2014 compared to $107.3 million in 2013. Operating activities were affected by increased operating profits and an increase in working capital for 2014, primarily consisting of an increase in accounts receivable and inventories, net of an increase in accounts payable and accrued liabilities. In 2014, we had net income of $159.5 million compared to $43.4 million in 2013. Net cash used by investing activities was $78.6 million in 2014, due primarily to capital expenditures at our ethanol plants, as well as the acquisition of the cattle-feeding business. Net cash provided by financing activities was $10.5 million in 2014. Green Plains Trade, Green Plains Cattle and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid, resulting in significant cash movements that are reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

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

We were in compliance with our debt covenants at December 31, 2014. Based upon our forecasts and the current margin environment, we believe we will maintain compliance at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results differ significantly from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

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

During the second quarter of 2014, Green Plains Processing LLC, a wholly-owned subsidiary of Green Plains Inc., issued term debt under a $225 million Term Loan B facility, which was used to repay all term loans and revolving term loans at Green Plains Bluffton, Green Plains Central City, Green Plains Ord, Green Plains Otter Tail and Green Plains Shenandoah, including the Green Plains Bluffton Revenue Bonds. At December 31, 2014, $213.8 million was outstanding on the facility. The facility is secured by the Atkinson, Bluffton, Central City, Ord, Otter Tail and Shenandoah ethanol plants, including their corn oil production assets, and requires quarterly principal payments of $0.6 million and interest payments through maturity. The facility bears interest at a rate equal to 5.5% plus LIBOR, subject to a 1.0% floor. At December 31, 2014, the interest rate on this term debt was 6.5%. The facility matures on June 30, 2020.

The following debt, which had a combined total balance of $199.0 million at the end of the first quarter of 2014, was paid in full during the second and third quarters of 2014, in conjunction with the Green Plains Processing term loan transaction discussed above.

•	Green Plains Bluffton debt included a $70.0 million amortizing term loan and a $20.0 million revolving term loan which were both scheduled to mature in January 2015.
•	Green Plains Bluffton Subordinate Solid Waste Disposal Facility Revenue Bond of $22.0 million with the city of Bluffton, Indiana.
•	Green Plains Central City debt included a $55.0 million amortizing term loan and a $30.5 million revolving term loan, which were both scheduled to mature in July 2016.
•	Green Plains Ord debt included a $25.0 million amortizing term loan and a $13.0 million revolving term loan, which were both scheduled to mature in July 2016.
•

Green Plains Otter Tail debt included a $30.3 million amortizing term loan, and a $19.2 million note payable, both of which were scheduled to mature in September 2018. The notes payable extinguishment included a gain of $2.2 million, which was the outstanding obligation forgiven according to terms of the financing agreement, and was recorded in other income in the consolidated financials for the year ended December 31, 2014.

•	Green Plains Shenandoah debt included a $17.0 million revolving term loan which was scheduled to mature in September 2018.

Green Plains Fairmont and Green Plains Wood River combined debt included a $27.0 million short-term loan that was scheduled to mature on November 27, 2014 and includes a $62.5 million term loan that matures on November 27, 2015. In June 2014, the short-term loan balance was repaid and the loan commitment was extinguished. In July 2014, the $62.5 million term loan was amended to increase the outstanding amount from $50.0 million to $62.5 million. At December 31, 2014, $40.0 million was outstanding on the term loan. The term loan required quarterly principal payments of $2.5 million in 2014 and requires quarterly principal payments of $1.3 million beginning in 2015.

Green Plains Holdings II debt consists of three individual amortizing term loans totaling $46.8 million and a $20.0 million revolving term loan. At December 31, 2014, $29.5 million was outstanding on the term loans and $6.0 million was outstanding on the revolving term loan. The amortizing term loans require total quarterly principal payments of $1.8 million. The final maturity date of the amortizing term loans and the revolving term loan is July 1, 2019.

Green Plains Obion debt included a $60.0 million amortizing term loan and includes a revolving term loan of $37.4 million, which was amended in June 2014. The outstanding balance of the amortizing term loan was paid in full on its maturity date of May 20, 2014. At December 31, 2014, $27.4 million on the revolving term loan was outstanding. The revolving term loan matures on May 20, 2020.

Green Plains Superior debt included a $40.0 million term loan and includes a $15.6 million revolving term loan. In August 2014, the revolving term loan was amended to increase the commitment amount from $10.0 million to $15.6 million, as well as extend the maturity date, and the term loan was extinguished. At December 31, 2014, $15.0 million was outstanding on the revolving term loan. The revolving term loan matures on October 20, 2019.

The Green Plains Processing term loan, has a provision that requires us to make quarterly special payments of 50% to 75% of the available free cash flow from the entity’s operations (as defined in the loan agreement), subject to certain limitations. The Green Plains Wood River and Green Plains Fairmont term loan has a provision that requires us to make quarterly special payments of 50% of available free cash flow from the entity’s operations as defined in the loan agreement), subject to certain limitations, beginning with the first quarter of 2015.

The term loans and revolving term loans bear interest at various rates, with the majority of all such loans having interest rates between LIBOR plus 3.85% to 5.50% or lender-established prime rates plus 3.50% to 4.50%. Some have established a floor on the underlying LIBOR index. As security for the loans, the lenders received a first-priority lien on all personal property and real estate owned by the respective borrower, including an assignment of all contracts and rights pertinent to the on-going operations of the plant. Each respective borrower is required to maintain certain financial and non-financial covenants during the term of the loans.

Additionally, certain subsidiaries have small equipment financing loans, capital leases on equipment or facilities, or other forms of debt financing.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured revolving credit facility to provide the agribusiness segment with working capital funding subject to a borrowing base as defined in the facility. The revolving credit facility matures on August 26, 2016. The revolving credit facility includes total revolving credit commitments of $125.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $75.0 million of new lender commitments upon agent approval. The facility also allows for additional seasonal borrowings up to $50.0 million. The total commitments outstanding under the facility cannot exceed $250.0 million. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment. Advances on the revolving credit facility are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period, or the base rate, plus the respective applicable margin. At December 31, 2014, $37.0 million on the revolving credit facility was outstanding.

Green Plains Cattle has a $100.0 million senior secured asset-based revolving credit facility to provide for working capital financing. The lender will make loans up to $100.0 million based on eligible collateral. The amount of eligible collateral is determined by a calculated borrowing base value equal to the sum of percentages of eligible receivables, eligible inventories and eligible other current assets, less certain miscellaneous adjustments. Advances are subject to interest charges at a variable rate per annum equal to the LIBOR rate for the outstanding period plus 3.00%, 2.50%, or 2.0%, depending upon remaining availability. The revolving credit facility matures on October 31, 2017. At December 31, 2014, $77.0 million on the revolving credit facility was outstanding. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable, property and equipment and other assets owned by Green Plains Cattle.

Marketing and Distribution Segment

Green Plains Trade has a senior secured asset-based revolving credit facility of up to $150.0 million, subject to a borrowing base value equal to the sum of percentages of eligible receivables and eligible inventories, less certain miscellaneous adjustments. At December 31, 2014, $95.9 million was outstanding on the revolving credit facility. The revolving credit facility expires on April 26, 2016 and bears interest at the lender’s commercial floating rate plus 1.50% or LIBOR plus 2.50%. As security for the loan, the lender received a first-position lien on substantially all of the assets of Green Plains Trade, including accounts receivable, inventory and other property and collateral owned by Green Plains Trade.

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

Corporate Activities

In September 2013, we issued $120.0 million of 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes. The 3.25% Notes represent senior, unsecured obligations, with interest payable on April 1 and October 1 of each year. At the time we issued the 3.25% Notes, we were only permitted to settle conversions with shares of our common stock. We received shareholder approval at our 2014 annual meeting to allow for flexible settlement which gives us the option to settle conversions in cash, shares of common stock, or any combination thereof. We intend to satisfy conversion of the 3.25% Notes with cash for the principal amount of the debt and cash or shares of common stock for any related conversion premium. The 3.25% Notes contain liability and equity components which were bifurcated and accounted for separately. The liability component of the 3.25% Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.21% effective interest rate, which was determined by considering the rate of return investors would require for comparable debt without conversion rights. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 3.25% Notes, resulting in the initial recognition of $24.5 million as debt discount costs recorded in additional paid-in capital. The carrying amount of the 3.25% Notes will be accreted to the principal amount over the remaining term to maturity, and we will record a corresponding amount of noncash interest expense. Additionally, we incurred debt issuance costs of $5.1 million related to the 3.25% Notes and allocated $4.0 million of debt issuance costs to the liability component of the 3.25% Notes. These costs will be amortized to noncash interest expense over the five-year term of the 3.25% Notes. Prior to April 1, 2018, the 3.25% Notes will not be convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment upon the occurrence of certain events, including the payment of a quarterly cash dividend that exceeds $0.04 per share. As a result, the conversion rate was recently adjusted to 48.0607 shares of common stock per $1,000 principal amount of 3.25% Notes, which is equal to a current conversion price of approximately $20.81 per share. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including calling the 3.25% Notes for redemption.

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

Contractual Obligations

Our contractual obligations as of December 31, 2014 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term and short-term debt obligations (1)	$ 691,946	$ 273,351	$ 28,033	$ 157,314	$ 233,248
Interest and fees on debt obligations (2)	130,653	31,419	44,541	36,433	18,260
Operating lease obligations (3)	106,783	30,316	43,720	23,824	8,923
Deferred tax liabilities	115,235	-	-	-	115,235
Purchase obligations
Forward grain purchase contracts (4)	235,615	223,758	4,298	3,666	3,893
Other commodity purchase contracts (5)	72,754	72,754	-	-	-
Other	188	101	57	30	-
Total contractual obligations	$ 1,353,174	$ 631,699	$ 120,649	$ 221,267	$ 379,559

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we had $672.8 million outstanding in debt as of December 31,  2014, $536.4 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $2.6 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally designated as normal purchase or normal sale contracts and are not recognized until quantities are delivered or utilized in production. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are deferred in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. During the year ended December 31, 2014, revenues included net losses of $244.7 million and cost of goods sold included net losses of $40.6 million from derivative financial instruments.  To the extent net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sale has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from December 31, 2014. This analysis excludes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	1,020,000	Gallons	$96,639
Corn	360,000	Bushels	$89,389
Distillers grains	2,900	Tons (2)	$21,111
Natural gas	28,700	MMBTU (3)	$3,928

(1) Assumes production at full capacity.
(2) Distillers grains quantities are stated on an equivalent dried ton basis.
(3) Millions of British Thermal Units

Corn Oil Production Segment

A sensitivity analysis has been prepared to estimate our corn oil production segment exposure to corn oil price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn oil output for a one-year period from December 31, 2014. This analysis includes the impact of risk management activities that result from our use of fixed-price sale contracts. Market risk at December 31, 2014, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $4.0 million.

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

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position, which is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices, is approximately $30.8 million at December 31, 2014. Market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $2.0 million.

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

Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2014 based on the framework set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In June 2014, we acquired the assets of a cattle-feeding business near Kismet, Kansas, which includes a feedlot and grain storage facility. Our management excluded the acquired cattle-feeding business from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. The acquired cattle-feeding business represents approximately 6% of our total assets at December 31, 2014 and it contributed approximately 1% of our total revenues in 2014.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014. KMPG LLP, an independent registered public accounting firm, has audited and issued a report on the Company’s internal control over financial reporting as of December 31, 2014. That report is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Green Plains Inc.:

We have audited Green Plains Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired the assets of Supreme Cattle Feeders from Agri Beef Co (referred to as the Cattle Feedlot), on June 10, 2014 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, the Cattle Feedlot’s internal control over financial reporting associated with the Cattle Feedlot which represent approximately 6% of the Company’s consolidated total assets and approximately 1% of the Company’s consolidated total revenues as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Cattle Feedlot.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 10, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Omaha, Nebraska
February 10, 2015

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information included in the sections entitled “Information about the Board of Directors and Corporate Governance,”  “Proposal 1 – Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

2.1

Agreement and Plan of Merger among the Company, GPMS, Inc., Global Ethanol, LLC and Global Ethanol, Inc. dated September 28, 2010 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 22, 2010)

2.2(a)

Asset Purchase Agreement among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Renewable Energy, Inc. and The Andersons, Inc. dated October 26, 2012 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed October 29, 2012)

2.2(b)

First Amendment to Asset Purchase Agreement among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Renewable Energy, Inc. and The Andersons, Inc. effective as of November 30, 2012 (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed December 6, 2012)

2.3

Asset Purchase Agreement by and among Ethanol Holding Company, LLC, Green Plains Renewable Energy, Inc., Green Plains Wood River LLC and Green Plains Fairmont LLC dated November 1, 2013 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed November 25, 2013)

2.4

Amendment to Asset Purchase Agreement by and among Ethanol Holding Company, LLC, Green Plains Renewable Energy, Inc., Green Plains Wood River LLC and Green Plains Fairmont LLC dated November 22, 2013 (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed November 25, 2013)

3.1(a)	Second Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 15, 2008)
3.1(b)

Articles of Amendment to Second Amended and Restated Articles of Incorporation of Green Plains Renewable Energy, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed May 9, 2011)

3.1(c)

Second Articles of Amendment to Second Amended and Restated Articles of Incorporation of Green Plains Renewable Energy, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed May 16, 2014)

3.2

Second Amended and Restated Bylaws of Green Plains Renewable Energy, Inc., dated August 14, 2012 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 15, 2012)

4.1

Shareholders’ Agreement by and among Green Plains Renewable Energy, Inc., each of the investors listed on Schedule A, and each of the existing shareholders and affiliates identified on Schedule B, dated May 7, 2008 (Incorporated by reference to Appendix F of the Company’s Registration Statement on Form S-4/A filed September 4, 2008)

4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3/A filed December 30, 2009)
4.3	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-3/A filed December 30, 2009)
4.4

Indenture relating to the 3.25% Convertible Senior Notes due 2018, dated as of September 20, 2013, between Green Plains Renewable Energy, Inc. and Willington Trust, National Association, including the form of Global Note attached as Exhibit A thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 20, 2013)

*10.1

Amended and Restated Employment Agreement dated October 24, 2008, by and between the Company and Jerry L. Peters (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 28, 2008)

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
10.5(a)

Construction/Permanent Mortgage Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated as of February 27, 2007 by Green Plains Bluffton LLC (f/k/a Indiana Bio-Energy, LLC) in favor of AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-KT dated March 31, 2009)

10.5(b)

Second Amended and Restated Master Loan Agreement dated as of April 22, 2013 by and among Green Plains Bluffton LLC and AgStar Financial Services, PCA (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 2, 2013)

*10.6

Non-Statutory Stock Option Agreement between Steve Bleyl and Green Plains Renewable Energy, Inc. dated October 15, 2008 (Incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-KT dated March 31, 2009)

*10.7

Non-Statutory Stock Option Agreement between Michael Orgas and Green Plains Renewable Energy, Inc. dated November 1, 2008 (Incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-KT, dated March 31, 2009)

*10.8

Employment Agreement by and between Green Plains Renewable Energy, Inc. and Michael C. Orgas dated November 1, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009)

*10.9(a)	2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 11, 2009)
*10.9(b)	Amendment No. 1 to the 2009 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 25, 2011)

*10.9(c)	Amendment No. 2 to the 2009 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 29, 2013)
*10.9(d)	Form of Stock Option Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(b) of the Company’s Annual Report on Form 10-K filed February 24, 2010)
*10.9(e)

Form of Restricted Stock Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(c) of the Company’s Annual Report on Form 10-K/A (Amendment No. 1) filed February 25, 2010)

*10.9(f)	Form of Deferred Stock Unit Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(d) of the Company’s Annual Report on Form 10-K filed February 24, 2010)
10.10(a)

Credit Agreement by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein, dated July 2, 2009 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.10(b)

Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by and among Green Plains Ord LLC, Ticor Title Insurance Company and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.22(b) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.10(c)

Security Agreement by and among Green Plains Ord LLC, Green Plains Holdings LLC and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.22(c) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.10(d)

Affiliate Security Agreement between Green Plains Central City LLC and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.22(d) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.10(e)

Affiliate Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing between Green Plains Central City LLC, Ticor Title Insurance Company, and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.22(e) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.11(a)

Credit Agreement by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent, and the Banks named therein, dated July 2, 2009 (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009)

10.11(b)

Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by and among Green Plains Central City LLC, Ticor Title Insurance Company, and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.23(b) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.11(c)

Security Agreement by and among Green Plains Central City LLC, Green Plains Holdings LLC and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.23(c) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.11(d)

Affiliate Security Agreement between Green Plains Ord LLC and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.23(d) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.11(e)

Affiliate Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing between Green Plains Ord LLC, Ticor Title Insurance Company, and AgStar Financial Services, PCA, dated July 2, 2009 (Incorporated by reference to Exhibit 10.23(e) of the Company’s Annual Report on Form 10-K filed February 24, 2010)

10.11(f)

First Amendment to Credit Agreement by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent, and the Banks named therein, dated December 31, 2010 (Incorporated by reference to Exhibit 10.23(f) of the Company’s Annual Report on Form 10-K filed March 4, 2011)

10.11(g)

Second Amendment dated June 30, 2011 to the Credit Agreement dated July 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2011)

10.11(h)

Third Amendment dated June 30, 2011 to the Credit Agreement dated July 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2011)

10.11(i)

Fourth Amendment dated June 28, 2012 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed July 31, 2012)

10.11(j)

Fifth Amendment dated September 28, 2012 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 1, 2012)

10.11(k)

Sixth Amendment dated June 27, 2013 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 1, 2013)

10.11(l)

Seventh Amendment dated August 26, 2013 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed October 31, 2013)

10.11(m)

Eighth Amendment dated December 1, 2013 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Central City LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.12(m) of the Company’s Annual Report on Form 10-K filed February 10,2014)

10.11(n)

First Amendment dated June 30, 2011 to Credit Agreement dated July 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2011)

10.11(o)

Second Amendment dated June 30, 2011 to Credit Agreement dated July 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2011)

10.11(p)

Third Amendment dated June 28, 2012 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed July 31, 2012)

10.11(q)

Fourth Amendment dated September 28, 2012 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 1, 2012)

10.11(r)

Fifth Amendment dated June 27, 2013 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 1, 2013)

10.11(s)

Sixth Amendment dated August 26, 2013 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed October 31, 2013)

10.11(t)

Seventh Amendment dated December 1, 2013 to the Credit Agreement, as amended, dated June 2, 2009 by and among Green Plains Ord LLC, Green Plains Holdings LLC, AgStar Financial Services, PCA as Administrative Agent and the Banks named therein (Incorporated by reference to Exhibit 10.12(t) of the Company’s Annual Report on Form 10-K filed February 10,2014)

10.12(a)

Second Amended and Restated Revolving Credit and Security Agreement dated April 26, 2013 by and among Green Plains Trade Group LLC and PNC Bank, National Association (as Lender and Agent) (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.12(b)

Third Amended and Restated Revolving Credit and Security Agreement dated November 26, 2014 by and among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association (as Lender and Agent) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 2, 2014)

10.12(c)

Second Amended and Restated Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.2(a) of the Company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.12(d)

Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2(b) of the Company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.12(e)

Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and BMO Harris Bank N.A. (Incorporated by reference to Exhibit 10.2(c) of the Company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.12(f)

Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and Alostar Bank of Commerce (Incorporated by reference to Exhibit 10.2(d) of the Company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.12(g)

Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and Bank of America (Incorporated by reference to Exhibit 10.2(e) of the Company’s Quarterly Report on Form 10-Q filed May 2, 2013)

*10.13	Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 27, 2010)
*10.14	Director Compensation effective April 1, 2014 (Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed February 10, 2014)
*10.15	Employment Agreement dated March 4, 2011 by and between the Company and Jeffrey S. Briggs (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 8, 2011)
*10.16

Employment Agreement dated March 4, 2011 by and between the Company and Carl S. (Steve) Bleyl (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 8, 2011)

10.17(a)

Master Loan Agreement dated June 13, 2011 by and among Green Plains Obion LLC and Farm Credit Services of Mid-America, FLCA (Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2011)

10.17(b)

Amendment to the Master Loan Agreement, dated October 24, 2012, by and among Green Plains Obion LLC, Farm Credit Services of Mid-America, FLCA and Farm Credit Services of Mid-America, PCA (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed November 1, 2012)

10.17(c)

Real Estate Deed of Trust dated January 18, 2007 by and among Ethanol Grain Processors, LLC (n/k/a Green Plains Obion LLC) , Farm Credit Services of Mid-America, FLCA and Farm Credit Services of Mid-America, PCA (Incorporated by reference to Exhibit 10.18(c) of the Company’s Annual Report on Form 10-K filed February 15, 2013)

10.17(d)

Amendment to the Master Loan Agreement, dated November 13, 2013, by and among Green Plains Obion LLC, Farm Credit Services of Mid-America, FLCA and Farm Credit Services of Mid-America, PCA (Incorporated by reference to Exhibit 10.18(d) of the Company’s Annual Report on Form 10-K filed February 10, 2014)

10.17(e)

Revolving Term Loan Supplement, dated June 26, 2014, by and between Green Plains Obion LLC and Farm Credit Mid-America, FLCA (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed July 31, 2014)

10.18(a)

Master Loan Agreement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2011)

10.18(b)

Amendment dated December 21, 2012 to the Master Loan Agreement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.19(b) of the Company’s Annual Report on Form 10-K filed February 15, 2013)

10.18(c)

Amendment dated October 24, 2013 to the Master Loan Agreement, as amended, dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed October 31, 2013)

10.18(d)

Amendment dated August 18, 2014 to the Master Loan Agreement, as amended, dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed October 30, 2014)

10.18(e)

Revolving Term Loan Supplement dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2011)

10.18(f)

Revolving Term Loan Supplement dated August 18, 2014 to the Master Loan Agreement, as amended, dated June 20, 2011 by and among Green Plains Superior LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed October 30, 2014)

10.19

Stock Repurchase Agreement between Greenstar North America Holdings Inc. and Green Plains Renewable Energy. Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 14, 2011)

10.20(a)

Master Loan Agreement, dated September 28, 2011, by and among Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 1, 2011)

10.20(b)

Amendment to the Master Loan Agreement, dated February 5, 2013, between Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.21(b) of the Company’s Annual Report on Form 10-K filed February 15, 2013)

10.20(c)

Amendment to the Master Loan Agreement, as amended, dated October 15, 2013, between Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed October 31, 2013)

10.20(d)

Revolving Term Loan Supplement, dated February 5, 2013, by and among Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.21(c) of the Company’s Annual Report on Form 10-K filed February 15, 2013)

10.20(e)

Multiple Advance Term Loan Supplement, dated September 28, 2011, by and among Green Plains Shenandoah LLC and Farm Credit Services of America, FLCA (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 1, 2011)

10.21(a)

Credit Agreement dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc., BNP Paribas Securities Corp. as Lead Arranger, Rabo Agrifinance, Inc. as Syndication Agent, ABN AMRO Capital USA LLC as Documentation Agent and BNP Paribas as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 3, 2011)

10.21(b)

Security Agreement dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and BNP Paribas (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 3, 2011)

10.21(c)

Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and Bank of Oklahoma (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed November 3, 2011)

10.21(d)

Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed November 3, 2011)

10.21(e)

Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and Farm Credit Bank of Texas (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed November 3, 2011)

10.21(f)

First Amendment to Credit Agreement dated January 6, 2012 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc., BNP Paribas and the Required Lenders (Incorporated by reference to Exhibit 10.26(k) of the Company’s Annual Report on Form 10-K filed February 17, 2012)

10.21(g)

Second Amendment to Credit Agreement, dated October 26, 2012, by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex, Inc., BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 1, 2012)

10.21(h)

Third Amendment to Credit Agreement, dated August 27, 2013, by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex, Inc., BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed October 31, 2013)

10.21(i)

Fourth Amendment to Credit Agreement, dated August 8, 2014, by and among Green Plains Grain Company LLC (including in its capacity as successor by merger to Green Plains Essex Inc.), Green Plains Grain Company TN LLC, BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed October 30, 2014)

10.22(a)

Amended and Restated Credit Agreement, dated February 9, 2012 by and among Green Plains Holdings II, various lenders and CoBank, ACB (as Administrative Agent, Syndication Agent and Lead Arranger) (Incorporated by reference to Exhibit 10.27(a) of the Company’s Annual Report on Form 10-K filed February 17, 2012)

10.22(b)

First Amendment to Amended and Restated Credit Agreement, dated October 16, 2012, by and between Green Plains Holdings II LLC and CoBank, ACB (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 1, 2012)

10.22(c)

Second Amendment to Amended and Restated Credit Agreement, dated February 28, 2014, by and between Green Plains Holdings II LLC and CoBank ACB (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 1, 2014)

10.22(d)

Amended and Restated Support and Subordination Agreement, dated February 9, 2012 by and among Green Plains Holdings II, as Borrower, Green Plains Renewable Energy, Inc., as Parent, and CoBank, ACB, as Administrative Agent (Incorporated by reference to Exhibit 10.27(b) of the Company’s Annual Report on Form 10-K filed February 17, 2012)

10.22(e)

Security Agreement, dated February 9, 2012 by and among Green Plains Holdings II (the Grantor) and CoBank, ACB (the Secured Party) (Incorporated by reference to Exhibit 10.27(c) of the Company’s Annual Report on Form 10-K filed February 17, 2012)

10.22(f)

Second Amendment to Mortgage, dated February 9, 2012 by and among, Green Plains Holdings II and CoBank ACB (Incorporated by reference to Exhibit 10.27(d) of the Company’s Annual Report on Form 10-K filed February 17, 2012)

10.22(g)

Second Amendment to Amended and Restated Real Estate Mortgage, dated February 9, 2012 by and among Green Plains Holdings II and CoBank, ACB (Incorporated by reference to Exhibit 10.27(e) of the Company’s Annual Report on Form 10-K filed February 17, 2012)

10.23

Stock Repurchase Agreement dated February 28, 2012 between Greenstar Investments LLC, Greenstar North America Holdings, Inc. and Green Plains Renewable Energy, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 2, 2012)

*10.24

Employment Agreement by and between Green Plains Renewable Energy, Inc. and Patrich Simpkins dated April 1, 2012 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 1, 2014)

10.25(a)

Term Loan Agreement, dated as of June 10, 2014, among Green Plains Processing, LLC, as Borrower, the Lenders Party Hereto, BNP Paribas, as Administrative Agent and as Collateral Agent, and BMO Capital Markets and BNP Paribas Securities Corp., as Joint Lead Arrangers and Joint Book Runners (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 12, 2014)

10.25(b)	Guaranty - Green Plains Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 12, 2014)
10.25(c)	Guaranty - Green Plains Processing Subsidiaries (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 12, 2014)
10.25(d)	Pledge Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 12, 2014)
10.25(e)	Security Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 12, 2014)
10.25(f)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Atkinson LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated June 12, 2014)

10.25(g)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Central City LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated June 12, 2014)

10.25(h)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Ord LLC (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated June 12, 2014)

10.25(i)

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Bluffton LLC (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated June 12, 2014)

10.25(j)

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Otter Tail LLC (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated June 12, 2014)

10.25(k)

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Shenandoah LLC (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated June 12, 2014)

10.26(a)

Credit Agreement dated December 3, 2014 among Green Plains Cattle Company, LLC, Bank of the West and ING Capital LLC, as Joint Administrative Agents, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 5, 2014)

10.26(b)

Security and Pledge Agreement dated December 3, 2014 among Green Plains Cattle Company, LLC, and Bank of the West and ING Capital LLC in their capacity as Joint Administrative Agents (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 5, 2014)

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
101

The following information from Green Plains Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements and Financial Statement Schedule.

_______________________________________________________

* Represents management compensatory contracts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS INC.

(Registrant)

Date:  February 10, 2015

By:   /s/ Todd A. Becker

Todd A. Becker

President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer	February 10, 2015
Todd A. Becker	(Principal Executive Officer) and Director

/s/ Jerry L. Peters	Chief Financial Officer (Principal Financial	February 10, 2015
Jerry L. Peters	Officer and Principal Accounting Officer)

/s/ Wayne B. Hoovestol	Chairman of the Board	February 10, 2015
Wayne B. Hoovestol

/s/ Jim Anderson	Director	February 10, 2015
Jim Anderson

/s/ Jim Barry	Director	February 10, 2015
Jim Barry

/s/ James F. Crowley	Director	February 10, 2015
James F. Crowley

/s/ S. Eugene Edwards	Director	February 10, 2015
S. Eugene Edwards

/s/ Gordon F. Glade	Director	February 10, 2015
Gordon F. Glade

/s/ Brian D. Peterson	Director	February 10, 2015
Brian D. Peterson

/s/ Alain Treuer	Director	February 10, 2015
Alain Treuer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Green Plains Inc.:

We have audited the accompanying consolidated balance sheets of Green Plains Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index in Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska
February 10, 2015

 GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$425,510	$272,027
Restricted cash	29,742	26,994
Accounts receivable, net of allowances of $1,231 and $308, respectively	138,073	106,808
Inventories	254,967	158,328
Prepaid expenses and other	18,776	12,893
Deferred income taxes	7,495	7,619
Derivative financial instruments	36,347	48,636
Total current assets	910,910	633,305
Property and equipment, net	825,210	806,046
Goodwill	40,877	40,877
Other assets	51,560	51,817
Total assets	$1,828,557	$1,532,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$170,199	$112,001
Accrued and other liabilities	61,118	37,949
Income taxes payable	2,907	696
Unearned revenue	3,965	4,118
Short-term notes payable and other borrowings	209,886	171,500
Current maturities of long-term debt	63,465	82,933
Total current liabilities	511,540	409,197

Long-term debt	399,440	480,746
Deferred income taxes	115,235	91,294
Other liabilities	4,893	5,450
Total liabilities	1,031,108	986,687

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized;
44,808,982 and 37,703,946 shares issued, and 37,608,982
and 30,503,946 shares outstanding, respectively	45	38
Additional paid-in capital	569,431	468,962
Retained earnings	299,101	148,505
Accumulated other comprehensive loss	(5,320)	(6,339)
Treasury stock, 7,200,000 shares	(65,808)	(65,808)
Total stockholders' equity	797,449	545,358
Total liabilities and stockholders' equity	$1,828,557	$1,532,045

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012

Revenues	$3,235,611	$3,041,011	$3,476,870
Cost of goods sold	2,860,813	2,867,991	3,380,099
Gross profit	374,798	173,020	96,771
Selling, general and administrative expenses	(88,524)	(65,169)	(79,019)
Gain on disposal of assets	-	-	47,133
Operating income	286,274	107,851	64,885
Other income (expense)
Interest income	635	294	191
Interest expense	(39,908)	(33,357)	(37,521)
Other, net	3,429	(2,507)	(2,399)
Total other income (expense)	(35,844)	(35,570)	(39,729)
Income before income taxes	250,430	72,281	25,156
Income tax expense	90,926	28,890	13,393
Net income	159,504	43,391	11,763
Net loss attributable to noncontrolling interests	-	-	16
Net income attributable to Green Plains	$159,504	$43,391	$11,779

Earnings per share:
Income attributable to Green Plains stockholders - basic	$4.37	$1.44	$0.39
Income attributable to Green Plains stockholders - diluted	$3.96	$1.26	$0.39
Weighted average shares outstanding:
Basic	36,467	30,183	30,296
Diluted	40,730	38,304	30,463

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$159,504	$43,391	$11,763
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during period,
net of tax (expense) benefit of $138,874, $53,068 and $(19,013), respectively	(160,810)	(85,521)	30,986
Reclassification of realized (gains) losses on derivatives, net
of tax expense (benefit) of $(139,754), $(46,941) and $15,032, respectively	161,829	75,647	(24,498)
Other comprehensive income (loss)	1,019	(9,874)	6,488
Comprehensive income	160,523	33,517	18,251
Comprehensive loss attributable to noncontrolling interests	-	-	16
Comprehensive income attributable to Green Plains	$160,523	$33,517	$18,267

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accum.
					Other			Total
	Common		Additional		Comp			Green Plains	Non-	Total
	Stock		Paid-in	Retained	Income	Treasury Stock		Stockholders'	Control.	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity	Interests	Equity
Balance, December 31, 2011	36,414	$36	$440,469	$95,761	$(2,953)	3,500	$(28,201)	$505,112	$245	$505,357
Net income	-	-	-	11,779	-	-	-	11,779	(16)	11,763
Other comprehensive
income, net of tax	-	-	-	-	6,488	-	-	6,488	-	6,488
Repurchase of common
stock	-	-	-	-	-	3,700	(37,607)	(37,607)	-	(37,607)
Stock-based compensation	421	1	4,290	-	-	-	-	4,291	-	4,291
Stock options exercised	69	-	452	-	-	-	-	452	-	452
Other	-	-	(13)	-	-	-	-	(13)	(229)	(242)
Balance, December 31, 2012	36,904	37	445,198	107,540	3,535	7,200	(65,808)	490,502	-	490,502
Net income	-	-	-	43,391	-	-	-	43,391	-	43,391
Cash dividends declared	-	-	-	(2,426)	-	-	-	(2,426)	-	(2,426)
Other comprehensive loss
before reclassification	-	-	-	-	(85,521)	-	-	-	-	-
Amounts reclassified from
accumulated other
comprehensive loss	-	-	-	-	75,647	-	-	-	-	-
Other comprehensive loss,
net of tax	-	-	-	-	(9,874)	-	-	(9,874)	-	(9,874)
Stock-based compensation	419	1	4,703	-	-	-	-	4,704	-	4,704
Stock options and warrants
exercised	381	-	4,498	-	-	-	-	4,498	-	4,498
Issuance of 3.25% notes
due 2018, net of tax	-	-	14,563	-	-	-	-	14,563	-	14,563
Balance, December 31, 2013	37,704	38	468,962	148,505	(6,339)	7,200	(65,808)	545,358	-	545,358
Net income	-	-	-	159,504	-	-	-	159,504	-	159,504
Cash dividends declared	-	-	-	(8,908)	-	-	-	(8,908)	-	(8,908)
Other comprehensive loss
before reclassification	-	-	-	-	(160,810)	-	-	-	-	-
Amounts reclassified from
accumulated other
comprehensive loss	-	-	-	-	161,829	-	-	-	-	-
Other comprehensive
income, net of tax	-	-	-	-	1,019	-	-	1,019	-	1,019
Stock-based compensation	302	-	5,729	-	-	-	-	5,729	-	5,729
Stock options exercised	270	-	4,404	-	-	-	-	4,404	-	4,404
Conversion of 5.75% Notes	6,533	7	90,336	-	-	-	-	90,343	-	90,343
Balance, December 31, 2014	44,809	$45	$569,431	$299,101	$(5,320)	7,200	$(65,808)	$797,449	$-	$797,449

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$159,504	$43,391	$11,763
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	60,362	51,002	52,828
Amortization of debt issuance costs and debt discount	8,766	4,827	3,199
Gain on disposal of assets	(4,658)	-	(47,133)
Deferred income taxes	23,537	27,493	10,704
Stock-based compensation	3,440	3,928	4,291
Undistributed equity in loss of affiliates	4,129	2,507	2,398
Other	923	89	(894)
Changes in operating assets and liabilities before
effects of business combinations and dispositions:
Accounts receivable	(28,145)	(25,448)	7,538
Inventories	(90,910)	22,759	(63,739)
Derivative financial instruments	14,184	(44,746)	2,594
Prepaid expenses and other assets	(5,391)	(445)	(671)
Accounts payable and accrued liabilities	73,023	22,061	13,074
Income taxes payable	4,417	(1,497)	1,971
Unearned revenues	(417)	182	(10,295)
Other	(1,214)	1,233	(1,352)
Net cash provided (used) by operating activities	221,550	107,336	(13,724)

Cash flows from investing activities:
Purchases of property and equipment	(59,547)	(19,764)	(26,776)
Acquisition of businesses, net of cash acquired	(23,900)	(123,301)	(1,490)
Proceeds on disposal of assets, net	9,258	245	117,711
Investments in unconsolidated subsidiaries	(4,406)	(4,764)	(7,998)
Net cash provided (used) by investing activities	(78,595)	(147,584)	81,447

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	542,692	343,799	73,100
Payments of principal on long-term debt	(557,850)	(303,495)	(120,153)
Proceeds from short-term borrowings	3,708,896	3,348,510	3,324,523
Payments on short-term borrowings	(3,670,529)	(3,321,556)	(3,249,371)
Payments for repurchase of common stock	-	-	(10,445)
Change in restricted cash	(547)	(1,298)	(6,196)
Payments of cash dividends	(8,908)	(2,426)	-
Payments of loan fees	(7,630)	(10,046)	(332)
Proceeds from exercises of stock options and warrants	4,404	4,498	452
Net cash provided by financing activities	10,528	57,986	11,578

Net change in cash and cash equivalents	153,483	17,738	79,301
Cash and cash equivalents, beginning of period	272,027	254,289	174,988
Cash and cash equivalents, end of period	$425,510	$272,027	$254,289

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Continued from the previous page
	Year Ended December 31,
	2014	2013	2012
Supplemental disclosures of cash flow:
Cash paid for income taxes	$61,817	$2,667	$737
Cash paid for interest	$38,244	$30,633	$33,276

Assets acquired in acquisitions and mergers	$25,611	$136,934	$1,590
Less: liabilities assumed	(1,711)	(13,633)	(100)
Net assets acquired	$23,900	$123,301	$1,490

Assets disposed of in sale	$-	$-	$191,167
Less: liabilities disposed	-	-	(120,589)
Net assets disposed	$-	$-	$70,578

Common stock issued for conversion of 5.75% Notes	$89,950	$-	$-

Short-term note payable issued to repurchase common stock	$-	$-	$27,162

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

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and other assumptions that it believes are proper and reasonable under the circumstances. The Company regularly evaluates the appropriateness of estimates and assumptions used in the preparation of its consolidated financial statements. Actual results could differ from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, depreciation of property and equipment, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Description of Business

The Company operates its business within four segments: (1) production of ethanol and distillers grains, collectively referred to as ethanol production, (2) corn oil production, (3) grain handling and storage and cattle feedlot operations, collectively referred to as agribusiness, and (4) marketing, merchant trading and logistics services for Company-produced and third-party ethanol, distillers grains, corn oil and other commodities, and the operation of fuel terminals, collectively referred to as marketing and distribution. The Company also is a partner in a joint venture to commercialize advanced technologies for the growing and harvesting of algal biomass.

Ethanol Production Segment

Green Plains is North America’s fourth largest ethanol producer. The Company operates twelve ethanol plants, which have the capacity to produce approximately one billion gallons of ethanol per year through separate wholly-owned operating subsidiaries. The Company’s ethanol plants also produce co-products such as wet, modified wet or dried distillers grains, as well as corn oil which is reported in a separate segment. The Company’s plants use a dry mill process to produce ethanol and co-products. At capacity, the Company’s plants consume approximately 360 million bushels of corn and produce approximately 2.9 million tons of distillers grains annually.

Corn Oil Production Segment

The Company produces corn oil at its ethanol plants within the corn oil production segment, which have the capacity to produce approximately 250 million pounds annually. The corn oil systems are designed to extract non-edible corn oil from the whole stillage immediately prior to production of distillers grains.

Agribusiness Segment

The Company owns and operates grain handling and storage assets through its agribusiness segment, which has grain storage capacity of approximately 42.2 million bushels, with 29.4 million bushels of storage capacity at the Company’s ethanol plants, 9.0 million bushels of total storage capacity at its four separate grain elevators and 3.8 million bushels of storage capacity at its cattle-feeding operation. The Company owns a feedlot with the capacity to support 70,000 head of cattle. The Company’s agribusiness operations provide synergies with the ethanol production segment as it supplies a portion of the feedstock and utilizes a portion of the distillers grains output of the Company’s ethanol plants.

Marketing and Distribution Segment

The Company has an in-house marketing business that is responsible for the sale, marketing and distribution of all ethanol, distillers grains and corn oil produced at its ethanol plants as well as logistical services for ethanol and other commodities for a third-party producer. The Company also purchases and sells ethanol, distillers grains, corn oil, grain, natural gas and other commodities and participates in other merchant trading activities in various markets. The Company operates fuel terminals at eight locations in seven south central U.S. states with approximately 822 million gallons per year, or mmgy, of total throughput capacity.

2.  SUMMARY OF SIGNIFICANT accounting POLICIES

Cash and Cash Equivalents and Restricted Cash

The Company considers short-term highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include bank deposits. The Company also has restricted cash which is comprised of cash restricted as to use for payment towards a revolving credit agreement.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured.

For sales of ethanol, distillers grains and other commodities by the Company’s marketing business, revenue is recognized when title to the product and risk of loss transfer to an external customer. Revenues related to marketing operations for third parties are recorded on a gross basis as the Company takes title to the product and assumes risk of loss. Unearned revenue is reflected on the consolidated balance sheets for goods in transit for which the Company has received payment and title has not been transferred to the customer. Revenues from the Company’s fuel terminal operations, which include ethanol transload services, are recognized when these services are completed.

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

The Company uses exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agribusiness segment’s grain and cattle inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices. These contracts are predominantly settled in cash. The Company is exposed to loss in the event of non-performance by the counter-party to forward purchase and forward sale contracts. Grain inventories held for sale, forward purchase contracts and forward sale contracts in the agribusiness segment are valued at market prices, where available, or other market quotes adjusted for differences, primarily transportation, between the exchange-traded market and the local markets on which the terms of the contracts are based. Changes in the fair value of grain inventories held for sale, forward purchase and sale contracts, and exchange-traded futures and options contracts in the agribusiness segment, are recognized in earnings as a component of cost of goods sold.

Derivative Financial Instruments

To minimize the risk and the effects of the volatility of commodity price changes primarily related to corn, ethanol, cattle and natural gas, the Company uses various derivative financial instruments, including exchange-traded futures, and exchange-traded and over-the-counter options contracts. The Company monitors and manages this exposure as part of its overall risk management policy. As such, the Company seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company may take hedging positions in these commodities as one way to mitigate risk. While the Company attempts to link its hedging activities to purchase and sales activities, there are situations in which these hedging activities can themselves result in losses.

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

Certain qualifying derivatives related to ethanol production and agribusiness segments are designated as cash flow hedges. Prior to entering into cash flow hedges, the Company evaluates the derivative instrument to ascertain its effectiveness. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, the Company would discontinue cash flow hedge treatment, which would affect earnings. These derivative financial instruments are recognized in current assets or other current liabilities at fair value.

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

Inventories

Corn to be used in ethanol production, ethanol and distillers grains inventories are stated at the lower of average cost or market, except for fair value hedged inventories, which are carried at market.

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

Finished goods inventory consists of denatured ethanol and its related co-products and is valued at the lower of average cost or market. In addition to ethanol and its co-products in process and not completed to finished goods, work-in-process inventory includes the cost of cattle acquired and related feed and veterinary supplies, as well as direct labor and feedlot overhead costs, and is valued at the lower of average cost or market.

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

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company has recorded goodwill for business combinations to the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. The Company’s goodwill currently is comprised of amounts relating to its acquisitions of five ethanol plants and its fuel terminal and distribution business.

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

3.  ACQUISITIONS AND DISPOSITIONS

Acquisition of Fairmont and Wood River Ethanol Plants

In November 2013, the Company acquired ethanol plants located in Fairmont, Minnesota and Wood River, Nebraska, with a combined annual production capacity of 230 million gallons. Total consideration was $114.3 million and acquisition-related costs of $0.8 million were recorded in selling, general and administrative expenses. The Company issued approximately $77.0 million of short-term notes payable and term debt shortly after the acquisition, with the acquired assets serving as collateral for these loans, and entered into capital leases totaling $10.0 million for grain facilities that were previously leased by the predecessor owner of the acquired assets. The following is a summary of assets acquired and liabilities assumed (in thousands):

Amounts of Identifiable Assets Acquired and Liabilities Assumed
Accounts receivable	$119
Inventory	8,680
Prepaid expenses and other	2,696
Property and equipment, net	112,274
Other assets	4,193

Current liabilities	(4,260)
Long-term portion of capital leases and
tax increment financing bond	(7,895)
Other liabilities	(1,489)
Total identifiable net assets	$114,318

The operating results of the Wood River ethanol plant have been included in the Company’s consolidated financial statements since November 22, 2013. At the time of acquisition, the Fairmont ethanol plant was not operational; however, upon completion of certain maintenance and enhancement projects, operations began at the plant in early January 2014. Pro forma revenue and net income, had the acquisition of these two plants occurred on January 1, 2013, would have been $3.3 billion and $47.7 million, respectively, for the year ended December 31, 2013. This information is based on historical results of operations, and, in our opinion, is not necessarily indicative of the results that would have been achieved had we operated the two ethanol plants acquired since such dates.

There is ongoing litigation related to the consideration for this acquisition. To the extent that this litigation is resolved favorably for the Company, it will result in a gain in a future period with no impact in the event of a negative outcome.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The following tables set forth the Company’s assets and liabilities by level for the dates indicated (in thousands):

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$425,510	$-	$-	$425,510
Restricted cash	29,742	-	-	29,742
Margin deposits	24,488	-	(24,488)	-
Inventories carried at market	-	36,411	-	36,411
Unrealized gains on derivatives	11,877	18,111	6,359	36,347
Other assets	118	3	-	121
Total assets measured at fair value	$491,735	$54,525	$(18,129)	$528,131

Liabilities:
Unrealized losses on derivatives	$18,129	$28,082	$(18,129)	$28,082
Total liabilities measured at fair value	$18,129	$28,082	$(18,129)	$28,082

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$272,027	$-	$-	$272,027
Restricted cash	26,994	-	-	26,994
Margin deposits	77,102	-	(77,102)	-
Inventories carried at market	-	23,782	-	23,782
Unrealized gains on derivatives	3,629	18,712	26,295	48,636
Other assets (1)	2,200	-	-	2,200
Total assets measured at fair value	$381,952	$42,494	$(50,807)	$373,639

Liabilities:
Unrealized losses on derivatives	$50,807	$4,612	$(50,807)	$4,612
Other	9	-	-	9
Total liabilities measured at fair value	$50,816	$4,612	$(50,807)	$4,621

(1)	Represents long-term restricted cash related to the $22.0 million revenue bond of Green Plains Bluffton.

The Company believes the fair value of its debt approximated $676.5 million compared to a book value of $672.8 million at December 31, 2014 and that the fair value of its debt approximated  $775.7 million compared to a book value of $735.2 million at December 31, 2013. The Company estimates the fair value of its outstanding debt using Level 2 inputs. The Company believes the fair values of its accounts receivable and accounts payable approximate book value, which were $138.1 million and $170.2 million, respectively, at December 31, 2014 and $106.8 and $112.0 million, respectively, at December 31, 2013.

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

5.  SEGMENT INFORMATION

Company management reviews financial and operating performance in the following four separate operating segments: (1) production of ethanol and distillers grains, collectively referred to as ethanol production, (2) corn oil production, (3) grain handling and storage and cattle feedlot operations, collectively referred to as agribusiness, and (4) marketing, merchant trading and logistics services for Company-produced and third-party ethanol, distillers grains, corn oil and other commodities, and the operation of fuel terminals, collectively referred to as marketing and distribution. Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities.

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues:
Ethanol production:
Revenues from external customers (1)	$(51,424)	$116,272	$200,443
Intersegment revenues	2,222,446	1,934,770	1,708,800
Total segment revenues	2,171,022	2,051,042	1,909,243
Corn oil production:
Revenues from external customers (1)	-	-	529
Intersegment revenues	79,750	69,163	57,315
Total segment revenues	79,750	69,163	57,844
Agribusiness:
Revenues from external customers (1)	100,436	51,883	408,622
Intersegment revenues	1,208,120	761,835	176,062
Total segment revenues	1,308,556	813,718	584,684
Marketing and distribution:
Revenues from external customers (1)	3,186,599	2,872,856	2,867,276
Intersegment revenues	171,201	21,790	355
Total segment revenues	3,357,800	2,894,646	2,867,631
Revenues including intersegment activity	6,917,128	5,828,569	5,419,402
Intersegment eliminations	(3,681,517)	(2,787,558)	(1,942,532)
Revenues as reported	$3,235,611	$3,041,011	$3,476,870

(1) Revenues from external customers include realized gains and losses from derivative financial instruments.

Gross profit (loss):
Ethanol production	$236,096	$79,109	$(4,895)
Corn oil production	42,937	36,615	32,388
Agribusiness	14,833	6,258	35,973
Marketing and distribution	80,326	57,671	32,362
Intersegment eliminations	606	(6,633)	943
	$374,798	$173,020	$96,771
Operating income (loss):
Ethanol production	$214,497	$63,012	$(20,393)
Corn oil production	42,651	36,569	32,140
Agribusiness	8,497	3,324	60,030
Marketing and distribution	52,669	40,971	17,290
Intersegment eliminations	666	(6,588)	977
Corporate activities	(32,706)	(29,437)	(25,159)
	$286,274	$107,851	$64,885

Income (loss) before income taxes:
Ethanol production	$198,598	$44,061	$(42,430)
Corn oil production	42,655	36,570	32,142
Agribusiness	5,996	793	54,172
Marketing and distribution	47,921	37,098	13,768
Intersegment eliminations	666	(6,588)	977
Corporate activities	(45,406)	(39,653)	(33,473)
	$250,430	$72,281	$25,156

	Year Ended December 31,
	2014	2013	2012
Depreciation and amortization:
Ethanol production	$52,393	$45,312	$44,239
Corn oil production	1,756	1,175	1,156
Agribusiness	1,441	362	4,209
Marketing and distribution	3,096	2,836	1,942
Corporate activities	1,676	1,317	1,282
	$60,362	$51,002	$52,828

Interest expense:
Ethanol production	$22,749	$18,988	$22,081
Corn oil production	-	-	-
Agribusiness	2,591	2,531	5,881
Marketing and distribution	5,267	4,079	3,532
Intersegment eliminations	(238)	(982)	(1,137)
Corporate activities	9,539	8,741	7,164
	$39,908	$33,357	$37,521

Capital expenditures:
Ethanol production	$32,050	$8,469	$7,637
Corn oil production	8,154	1,782	725
Agribusiness	17,166	6,514	2,006
Marketing and distribution	1,334	2,347	15,791
Corporate activities	2,829	652	617
	$61,533	$19,764	$26,776

The following table sets forth total assets by operating segment (in thousands):

	Year Ended December 31,
	2014	2013
Total assets:
Ethanol production	$983,289	$911,315
Corn oil production	31,405	28,569
Agribusiness	234,626	165,570
Marketing and distribution	305,675	258,361
Corporate assets	290,123	175,210
Intersegment eliminations	(16,561)	(6,980)
	$1,828,557	$1,532,045

The following table sets forth revenues by product line (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues:
Ethanol	$2,362,812	$2,339,470	$2,507,119
Distillers grains	531,696	488,396	433,088
Corn oil	99,167	74,251	58,640
Grain	174,997	92,487	348,413
Other	66,939	46,407	129,610
	$3,235,611	$3,041,011	$3,476,870

Revenues from two customers, controlled by the same entity, of the Company’s marketing and distribution segment totaled approximately $325.0 million, or 10.0%, of the Company’s consolidated revenues.

6.  INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale and fair value hedged inventories, which are valued at market value. The components of inventories are as follows (in thousands):

	December 31,
	2014	2013
Finished goods	$34,639	$56,664
Grain held for sale	23,027	23,782
Raw materials	78,095	51,726
Work-in-process	100,221	11,506
Supplies and parts	18,985	14,650
	$254,967	$158,328

7.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2014	2013
Plant equipment	$777,987	$749,627
Buildings and improvements	159,178	147,663
Land and improvements	73,819	59,481
Railroad track and equipment	40,882	39,852
Construction-in-progress	23,276	3,789
Computers and software	9,305	7,380
Office furniture and equipment	2,127	1,662
Leasehold improvements and other	13,179	12,111
Total property and equipment	1,099,753	1,021,565
Less: accumulated depreciation	(274,543)	(215,519)
Property and equipment, net	$825,210	$806,046

8.  GOODWILL

The Company did not have any changes in the total carrying amount of goodwill, which was $40.9 million during the years ended December 31, 2014 and 2013. Goodwill of $30.3 million is attributable to the ethanol production segment and $10.6 million is attributable to the marketing and distribution segment.

9.  DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2014, the consolidated balance sheets reflect unrealized losses, net of tax, of $5.3 million in accumulated other comprehensive loss. The Company expects all of the unrealized losses at December 31, 2014 will be reclassified into operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in operating income, however, will differ as commodity prices change.

Fair Values of Derivative Instruments

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the consolidated balance sheets in which the fair values are reflected (in thousands):

	Asset Derivatives'				Liability Derivatives'
	Fair Value at December 31,				Fair Value at December 31,
	2014		2013		2014	2013
Derivative financial instruments (1)	$11,859	(2)	$(28,466)	(3)	$-	$-
Other assets	3		-		-	-
Accrued and other liabilities	-		-		28,082	4,612
Total	$11,862		$(28,466)		$28,082	$4,612

(1) Derivative financial instruments as reflected on the balance sheet include a margin deposit assets of $24.5 million and $77.1 million at December 31, 2014 and 2013, respectively.

(2) Balance at December 31, 2014, includes $0.6 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

(3)Balance at December 31, 2013, includes $47.1 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

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

Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The following tables provide information about gains or losses recognized in income and other comprehensive income on the Company’s derivative financial instruments and the line items in the consolidated financial statements in which such gains and losses are reflected (in thousands):

Gains (Losses) on Derivative Instruments Not	Year Ended December 31,
Designated in a Hedging Relationship	2014	2013	2012
Revenues	$13,369	$(10,855)	$(6,206)
Cost of goods sold	165	12,701	(12,050)
Net increase (decrease) recognized in earnings before tax	$13,534	$1,846	$(18,256)

Gains (Losses) Due to Ineffectiveness	Year Ended December 31,
of Cash Flow Hedges	2014	2013	2012
Revenues	$(326)	$(84)	$(10)
Cost of goods sold	481	(490)	-
Net increase (decrease) recognized in earnings before tax	$155	$(574)	$(10)

Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)	Year Ended December 31,
into Net Income	2014	2013	2012
Revenues	$(257,730)	$(96,736)	$(17,318)
Cost of goods sold	(43,853)	(25,852)	56,848
Net increase (decrease) recognized in earnings before tax	$(301,583)	$(122,588)	$39,530

Effective Portion of Cash Flow Hedges Recognized in	Year Ended December 31,
Other Comprehensive Income (Loss)	2014	2013	2012
Commodity Contracts	$(299,684)	$(138,589)	$49,999

Gains (Losses) from Fair Value	Year Ended December 31,
Hedges of Inventory	2014	2013	2012
Cost of goods sold (effect of change in inventory value)	$304	$102	$-
Cost of goods sold (effect of fair value hedge)	2,612	674	-
Ineffectiveness recognized in earnings before tax	$2,916	$776	$-

There were no gains or losses due to the discontinuance of cash flow hedge or fair value hedge treatment during the years ended December 31, 2014, 2013 and 2012.

The following table summarizes volumes of open commodity derivative positions as of December 31, 2014 (in thousands):

December 31, 2014
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity
Futures	(4,410)				Bushels	Corn, Soybeans and Wheat
Futures	3,675	(3)			Bushels	Corn
Futures	(9,010)	(4)			Bushels	Corn
Futures	46,410				Gallons	Ethanol
Futures	(82,950)	(3)			Gallons	Ethanol
Futures	958				mmBTU	Natural Gas
Futures	(4,318)	(4)			mmBTU	Natural Gas
Futures	1,320				Pounds	Cattle
Futures	(37,040)	(3)			Pounds	Cattle
Futures	(2,700)				Pounds	Soybean Oil
Options	(2,461)				Bushels	Corn, Soybeans and Wheat
Options	(15,095)				Gallons	Ethanol
Options	(30)				mmBTU	Natural Gas
Forwards			19,041	(16,251)	Bushels	Corn and Soybeans
Forwards			8,046	(160,901)	Gallons	Ethanol
Forwards			104	(461)	Tons	Distillers Grains
Forwards			3,744	(60,490)	Pounds	Corn Oil
Forwards			9,310	(876)	mmBTU	Natural Gas

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.
(4)	Futures used for fair value hedges

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $8.0 million, net losses of $1.2 million, and net gains of $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, on energy trading contracts.

10. DEBT

The principal balances of the components of long-term debt are as follows (in thousands):

	December 31,
	2014	2013
Green Plains Bluffton:
$70.0 million term loan	$-	$26,621
$20.0 million revolving term loan	-	15,000
$22.0 million revenue bond	-	15,780
Green Plains Central City:
$55.0 million term loan	-	33,100
$30.5 million revolving term loan	-	17,739
Equipment financing loan	-	36
Green Plains Fairmont and Green Plains Wood River:
$62.5 million term loan	40,000	50,000
$27.0 million term loan	-	26,756
Tax increment financing bond	3,589	3,626
Capital leases on grain facilities	9,994	9,994
Capital lease on equipment and other	4,192	5,489
Green Plains Holdings II:
$46.8 million term loans	29,510	15,914
$20.0 million revolving term loan	6,000	31,960
Green Plains Obion:
$60.0 million term loan	-	3,879
$37.4 million revolving term loan	27,400	28,400
Equipment financing loan	-	126
Economic development grant	1,156	1,245
Green Plains Ord:
$25.0 million term loan	-	15,143
$13.0 million revolving term loan	-	2,151
Green Plains Otter Tail:
$30.3 million term loan	-	17,960
$19.2 million note payable	-	19,151
Equipment financing loan	11	-
Green Plains Processing:
$225.0 million term loan	213,775	-
Green Plains Shenandoah:
$17.0 million revolving term loan	-	9,000
Green Plains Superior:
$40.0 million term loan	-	9,750
$15.6 million revolving term loan	15,025	8,000
Equipment financing loan	-	18
Corporate:
$90.0 million convertible notes	-	90,000
$120.0 million convertible notes	100,845	96,653
Capital lease	-	188
Other	11,408	10,000
Total long-term debt	462,905	563,679
Less: current portion of long-term debt	(63,465)	(82,933)
Long-term debt	$399,440	$480,746

 Scheduled long-term debt repayments, excluding the effects of any debt discounts and including full accretion of the $120.0 million convertible notes (due 2018) at their maturity, are as follows (in thousands):

Year Ending December 31,	Amount
2015	$63,465
2016	13,070
2017	14,963
2018	134,949
2019	22,365
Thereafter	233,248
Total	$482,060

Short-term notes payable and other borrowings at December 31, 2014 included working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $77.0 million, $37.0 million and $95.9 million, respectively. Short-term notes payable and other borrowings at December 31, 2013 included working capital revolvers at Green Plains Grain and Green Plains Trade with outstanding balances of $95.0 million and $76.5 million, respectively.

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

Ethanol Production Segment

Loan Repayment Terms

Term Loans –

Scheduled principal payments are as follows:

•	Green Plains Fairmont and
	Green Plains Wood River	$1.3 million per quarter
•	Green Plains Holdings II	$1.8 million per quarter
•	Green Plains Processing	$0.6 million per quarter

Final maturity dates (at the latest) are as follows:

•	Green Plains Fairmont and
	Green Plains Wood River	November 27, 2015
•	Green Plains Holdings II	July 1, 2019
•	Green Plains Processing	June 30, 2020

The Green Plains Processing term loan requires quarterly special payments of 50% to 75% of the available free cash flow from the entity’s operations (as defined in the loan agreement), subject to certain limitations. The Green Plains Fairmont and Green Plains Wood River term loan requires quarterly special payments of 50% of available free cash flow from the entities’ operations (as defined in the loan agreement), subject to certain limitations, beginning with the first quarter of 2015. As of December 31, 2014, free cash flow payments under the Green Plains Fairmont and Green Plains Wood River term loan are discontinued when the aggregate of such future payments equals $16.0 million. In all instances, the loan agreements specify that any amounts owed would be reduced or eliminated to avoid a covenant compliance default, if applicable.

Free cash flow payments currently are not to exceed the following amounts in any given year:

•	Green Plains Fairmont and
	Green Plains Wood River	$4.0 million
•	Green Plains Processing	$54.0 million annually, $27.0 million for 2014

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

Interest and Fees

The term loans bear interest at LIBOR plus 4.50% to 5.50% or lender-established prime rates. The Green Plains Fairmont and Green Plains Wood River combined term loan bears interest at the three-month LIBOR plus 6.25%. The Green Plains Processing term loan has established a 1% floor on the underlying LIBOR index. A portion of the Green Plains Holdings II term loan is fixed at 8.22%.The revolving term loans bear interest at LIBOR plus 3.85% to 4.50% or lender-established prime rates. Unused commitment fees, when charged, are 0.25% to 0.65%.

Security

As security for the loans, the lenders received a first-position lien on all personal property and real estate owned by the respective entity, and its subsidiaries, if applicable, borrowing the funds, including an assignment of all contracts and rights pertinent to construction and on-going operations of the plant. These borrowing entities are also required to maintain certain financial and non-financial covenants during the terms of the loans.

Covenants

The loan agreements contain affirmative covenants (including financial covenants) and negative covenants including:

Maintenance of working capital, including unused portion of revolver, as follows:
•	Green Plains Holdings II	$15.0 million
•	Green Plains Obion	$9.0 million
•	Green Plains Superior	$3.0 million
Maintenance of net worth as follows:
•	Green Plains Holdings II	$100.0 million plus 25% of net income before tax
•	Green Plains Obion	$95.0 million plus 25% of net income before tax
•	Green Plains Superior	$33.0 million
Maintenance of annual fixed charge coverage ratios:
•	Green Plains Processing	1.25 to 1.00
Maintenance of annual debt service coverage ratios:
•	Green Plains Fairmont and Green Plains Wood River	2.25 to 1.00
•	Green Plains Holdings II	1.25 to 1.00
•	Green Plains Obion	1.25 to 1.00
•	Green Plains Superior	1.00 to 1.00
Maintenance of annual leverage ratio:
•	Green Plains Fairmont and Green Plains Wood River	3.25 to 1.00 (decreasing to 2.00 to 1.00 in 2015)
•	Green Plains Processing	4.00 to 1.00 (decreasing to 3.25 to 1.00 in 2019)
Annual capital expenditures will be limited as follows:
•	Green Plains Fairmont and Green Plains Wood River	$2.0 million growth and $4.0 million maintenance

Allowable dividends and other non-overhead distributions from each respective subsidiary are subject to certain additional restrictions including compliance with all loan covenants, terms and conditions, as follows:

•	Green Plains Fairmont	Up to amounts equal to permitted tax
	and Green Plains Wood River	distributions, as defined in the loan agreement
•	Green Plains Holdings II	Up to 40% of net profit before tax, and
unlimited if working capital is greater than or
equal to $20.0 million
•	Green Plains Obion	Up to 40% of net profit before tax, and
unlimited if working capital is greater than or
equal to $15.0 million
•	Green Plains Processing	Amounts may be distributed after quarterly free
cash flow payment is made, subject to certain
limitations, as defined in the loan agreement
•	Green Plains Superior	Up to 40% of net profit before tax, and
unlimited after free cash flow payment is made

During the second quarter of 2014, Green Plains Processing LLC, a wholly-owned subsidiary of Green Plains Inc., issued term debt under a $225 million Term Loan B facility, which was used to repay all term loans and revolving term loans at Green Plains Bluffton, Green Plains Central City, Green Plains Ord, Green Plains Otter Tail and Green Plains Shenandoah, including the Green Plains Bluffton Revenue Bonds. The new facility is secured by the Atkinson, Bluffton, Central City, Ord, Otter Tail and Shenandoah ethanol plants, including their corn oil production assets, and bears interest at a rate equal to 5.5% plus LIBOR, subject to a 1.0% floor. At December 31, 2014, the interest rate on this term debt was 6.5%. The facility matures on June 30, 2020.

In 2007, Green Plains Bluffton issued $22.0 million of Subordinate Solid Waste Disposal Facility Revenue Bonds bearing interest at 7.50% per annum with the City of Bluffton, Indiana. The revenue bonds required: (1) semi-annual principal and interest payments of approximately $1.5 million through March 1, 2019 and (2) a final principal and interest payment of $3.7 million on September 1, 2019. In July 2014, the revenue bonds were paid in full in accordance with the terms of the $225 million Term Loan B facility.

In February 2014, the Green Plains Holdings II credit agreement was amended to restructure the commitments on the amortizing term loan and term revolver, extend the final maturity date and modify various financial covenants. The amendment increased the commitment of the amortizing term loan to $46.8 million, and decreased the commitment on the revolver to $20.0 million.  In June 2014, the Green Plains Obion revolving term loan was amended to extend the maturity date and modify various financial covenants. In June 2014, the Green Plains Fairmont and Green Plains Wood River $27.0 million term loan was paid in full. In July 2014, the Green Plains Fairmont and Green Plains Wood River $50.0 million term loan, secured by these subsidiaries, was amended to increase the outstanding amount to $62.5 million. In August 2014, the Green Plains Superior revolving term loan was amended to increase the commitment amount from $10.0 million to $15.6 million and extend the maturity date. The Green Plains Superior term loan was extinguished. The descriptions and covenants above have been updated to reflect the amendments.

In March 2007, Green Plains Otter Tail issued $19.2 million in senior notes under New Market Tax Credits financing. The notes bear interest at an annual rate equal to the prime rate (as defined) plus 1.5%, but not less than 4.0%, payable monthly, and require monthly principal payments of approximately $0.3 million beginning in September 2014. The senior notes, which were scheduled to mature in September 2018, were extinguished in April 2014, with $2.2 million of the outstanding obligation forgiven according to terms of the financing, which is included in other income in the consolidated financial statements for the year ended December 31, 2014.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility with various lenders to provide for working capital financing. The lenders will make loans up to the maximum commitment based on eligible collateral. The amount of eligible collateral is determined by a calculated borrowing base value equal to the sum of percentages of eligible cash, eligible receivables and eligible inventories, less certain miscellaneous adjustments. Advances are subject to interest charges at a rate per annum equal to the LIBOR rate for the outstanding period plus the applicable margin or the base rate plus the applicable margin. The revolving credit facility matures on August 26, 2016. The revolving credit facility includes total revolving credit commitments of $125.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $75.0 million of new lender commitments upon agent approval. The facility also allows for additional seasonal borrowings up to $50.0 million. The total commitments outstanding under the facility cannot exceed $250.0 million. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries of the agribusiness segment. The loan agreement includes affirmative covenants and negative covenants including maintenance of working capital of $23.0 million, maintenance of net worth of $26.3 million, maintenance of a fixed charge coverage ratio of 1.25 to 1.00, maintenance of an annual leverage ratio of 6.00 to 1.00 and capital expenditure limitation of $15.0 million annually. In addition to other customary covenants, this revolving credit facility contains restrictions on distributions with respect to capital stock, with exceptions for distributions of up to 40% of net profit before tax, subject to certain conditions.

Green Plains Cattle has a $100.0 million senior secured asset-based revolving credit facility with various lenders to provide for working capital financing for the cattle feedlot operations. This loan replaced the $15.0 million senior secured asset-based revolving credit facility that matured in December 2014. The lenders will make loans up to the maximum commitment based on eligible collateral. The amount of eligible collateral is determined by a calculated borrowing base value equal to the sum of percentages of eligible receivables, eligible inventories and eligible other current assets, less certain miscellaneous adjustments. Advances are subject to interest charges at a variable rate per annum equal to the LIBOR rate for the outstanding period plus 3.00%,  2.50%, or 2.00%, depending upon availability. The revolving credit facility matures on October 31, 2017. The revolving credit facility includes total revolving credit commitments of $100.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $50.0 million of new lender commitments upon agent approval. The loan agreement includes affirmative covenants and negative covenants including maintenance of working capital of $15.0 million, maintenance of net worth of $20.0 million plus 50% of prior year net income, maintenance of an annual leverage ratio of 3.50 to 1.00 and capital expenditure limitation of $3.0 million annually. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable, property and equipment and other assets owned by Green Plains Cattle.

Marketing and Distribution Segment

Green Plains Trade has a $150.0 million senior secured asset-based revolving credit facility that was amended in November 2014, to increase the commitment amount from $130.0 million to $150.0 million and to extend the maturity date to November 26, 2019. The revolving credit facility, with various lenders, is used to provide for working capital financing. The lenders will make loans up to $150.0 million based on eligible collateral. The amount of eligible collateral is determined by a calculated borrowing base value equal to the sum of percentages of eligible receivables and eligible inventories, less certain miscellaneous adjustments. The outstanding balance, if any, is subject to interest charges at the lender’s floating base rate plus the applicable margin or LIBOR plus the applicable margin. In addition to other customary covenants, this revolving credit facility contains restrictions on distributions with respect to capital stock, with exceptions for distributions with respect to tax obligations, subject to certain conditions, whereby distributions may be made in an amount up to 50% of net income if (a) undrawn availability under this facility, on a pro forma basis, is greater than $10.0 million for the preceding 30 days and (b) as of the date of the distribution, the borrower would be in compliance with the fixed charge coverage ratio on a pro forma basis. The loan agreement includes affirmative covenants and negative covenants including maintenance of a fixed charge coverage ratio of 1.15 to 1.00 and capital expenditure limitation of $1.0 million annually. At December 31, 2014, Green Plains Trade had $22.9 million, presented as restricted cash on the consolidated balance sheets, the use of which was restricted for repayment towards the outstanding loan balance.

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

Corporate Activities

In September 2013, the Company issued $120.0 million of 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes. The 3.25% Notes represent senior, unsecured obligations of the Company, with interest payable on April 1 and October 1 of each year. At the time the Company issued the 3.25% Notes, it was only permitted to settle conversions with shares of its common stock. The Company received shareholder approval at its 2014 annual meeting, held in the second quarter, to allow for flexible settlement which gives it the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company intends to satisfy conversion of the 3.25% Notes with cash for the principal amount of the debt and cash or shares of common stock for any related conversion premium. The 3.25% Notes contain liability and equity components which were bifurcated and accounted for separately. The liability component of the 3.25% Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.21% effective interest rate, which was determined by considering the rate of return investors would require for comparable debt of the Company without conversion rights. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 3.25% Notes, resulting in the initial recognition of $24.5 million as debt discount costs recorded in additional paid-in capital. The carrying amount of the 3.25% Notes will be accreted to the principal amount over the remaining term to maturity, and the Company will record a corresponding amount of noncash interest expense. Additionally, the Company incurred debt issuance costs of $5.1 million related to the 3.25% Notes and allocated $4.0 million of debt issuance costs to the liability component of the 3.25% Notes. These costs will be amortized to noncash interest expense over the five-year term of the 3.25% Notes. Prior to April 1, 2018, the 3.25% Notes will not be convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment upon the occurrence of certain events, including the payment of a quarterly cash dividend that exceeds $0.04 per share. As a result, the conversion rate was recently adjusted to 48.0607 shares of common stock per $1,000 principal amount of 3.25% Notes, which is equal to a current conversion price of approximately $20.81 per share. In addition, the Company may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the Company calling the 3.25% Notes for redemption.

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

Covenant Compliance

The Company, including all of its subsidiaries, was in compliance with its debt covenants as of December 31, 2014.

Capitalized Interest

The Company had $191 thousand in capitalized interest during the year ended December 31, 2014, no capitalized interest during the year ended December 31, 2013 and $285 thousand in capitalized interest during the year ended December 31, 2012.

Restricted Net Assets

At December 31, 2014, there were approximately $681.4 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

For stock options granted during the periods indicated below, the fair value of options granted was estimated on the date of grant using the Black‑Scholes option‑pricing model, a pricing model acceptable under GAAP. The Company did not grant any stock option awards during the years ended December 31, 2014 and 2013. The fair value of stock option awards granted in 2012 were calculated using assumptions of an expected life of 6.0 years, an interest rate of 0.63% and a volatility rate of 76.26%.

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

The following table summarizes exercisable stock option activity for the year ended December 31, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	610,250	$10.71	3.4	$5,310
Granted	-	-
Exercised	(270,500)	10.56		5,270
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2014	339,750	$10.82	3.1	$4,763
Exercisable at December 31, 2014 (1)	339,750	$10.82	3.1	$4,763
(1)	Includes in-the-money options totaling 339,750 shares at a weighted-average exercise price of $10.82.

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

The following table summarizes non-vested stock award and deferred stock unit activity for the year ended December 31, 2014:

	Non-Vested Shares and Deferred Stock Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Nonvested at December 31, 2013	738,950	$10.39
Granted	407,393	23.56
Forfeited	(5,516)	10.88
Vested	(462,323)	13.49
Nonvested at December 31, 2014	678,504	$16.18	1.8

Compensation costs expensed for the Company’s share-based payment plan described above were approximately $7.2 million, $5.5 million and $5.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, there were $6.6 million of unrecognized compensation costs from share-based compensation arrangements, which are related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 1.8 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 37.5% of these expense amounts.

12.  EARNINGS PER SHARE

Basic earnings per share, or EPS, is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income on an if-converted basis for 2012, 2013 and the first quarter of 2014, with respect to the 3.25% Notes and the 5.75% Notes, by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. All of the 5.75% Notes were retired during the first quarter of 2014. During the second quarter of 2014, the Company received shareholder approval to allow for flexible settlement in cash, shares of common stock, or a combination of cash and shares of common stock for the conversion of the 3.25% Notes. The Company intends to settle conversions in cash for the principal amount and cash or shares of the Company’s common stock for any related conversion premium. Accordingly, beginning in the second quarter of 2014, diluted EPS is computed using the treasury stock method by dividing net income by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. The calculations of basic and diluted EPS are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Basic EPS:
Net income attributable to Green Plains	$159,504	$43,391	$11,779
Weighted average shares outstanding - basic	36,467	30,183	30,296
EPS - basic	$4.37	$1.44	$0.39

Diluted EPS:
Net income attributable to Green Plains	$159,504	$43,391	$11,779
Interest and amortization on convertible debt, net of tax effect:
5.75% Notes	576	3,578	-
3.25% Notes	1,379	1,473	-
Net income attributable to Green Plains - diluted	$161,459	$48,442	$11,779

Weighted average shares outstanding - basic	36,467	30,183	30,296
Effect of dilutive convertible debt:
5.75% Notes	1,006	6,286	-
3.25% Notes	3,040	1,624	-
Effect of dilutive stock-based compensation awards	217	211	167
Weighted average shares oustanding - diluted	40,730	38,304	30,463

EPS - diluted	$3.96	$1.26	$0.39

Excluded from the computations of diluted EPS for the years ended December 31, 2013 and 2012, were stock-based compensation awards totaling 14 thousand and 0.8 million shares, respectively, because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the respective periods. Also, the effect of 5.75% Notes due 2015 was excluded from the computation of diluted EPS for the year ended December 31, 2012 as inclusion would be antidilutive.

13.  STOCKHOLDERS’ EQUITY

Treasury Stock

The Company holds 7.2 million shares of its common stock at a cost of $65.8 million. Shares of repurchased common stock are recorded at cost as treasury stock, resulting in a reduction of stockholders’ equity in the consolidated balance sheets. When shares are reissued, the Company will use the weighted average cost method for determining the cost basis. The difference between the cost of the shares and the issuance price will be added or deducted from additional paid-in capital.

Share Repurchase Program

In August 2014, the Company announced a share repurchase program of up to $100 million of its common stock. Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions will be determined by its management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.  No shares have been repurchased pursuant to this repurchase program.

Dividends

In  August 2013, the Company’s Board of Directors approved the initiation of a quarterly cash dividend. The Company has paid a quarterly cash dividend since this initial authorization and anticipates declaring cash dividends in future quarters on a regular basis; however, future declarations of dividends are subject to Board approval and may be adjusted as the Company’s cash position, business needs or market conditions change.

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income relate primarily to gains and losses on derivative financial instruments. Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Year Ended December 31,			Statements of Operations
	2014	2013	2012	Classification
Gains (losses) on cash flow hedges:
Ethanol commodity derivatives	$(257,730)	$(96,736)	$(17,318)	Revenues
Corn commodity derivatives	(43,853)	(25,852)	56,848	Cost of goods sold
Total	(301,583)	(122,588)	39,530	Income (loss) before income taxes
Income tax benefit	(139,754)	(46,941)	15,032	Income tax expense (benefit)
Amounts reclassified from accumulated
other comprehensive income (loss)	$(161,829)	$(75,647)	$24,498

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

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current	$67,389	$1,397	$2,689
Deferred	23,537	27,493	10,704
Total	$90,926	$28,890	$13,393

Differences between the income tax expense computed at the statutory federal income tax rate and as presented on the consolidated statements of operations are summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax expense at federal statutory
rate of 35%	$87,650	$25,299	$8,810
State income tax expense, net
of federal benefit	6,810	2,002	4,036
Qualified production activities deduction	(4,637)	-	-
Increase (decrease) in valuation allowance
against deferred tax assets	-	(709)	-
Nondeductible compensation	848	1,491	-
Other	255	807	547
Income tax expense	$90,926	$28,890	$13,393

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards - State	$471	$1,232
Tax credit carryforwards - Federal	-	2,062
Tax credit carryforwards - State	4,910	5,662
Derivative financial instruments	975	2,297
Organizational and start-up costs	851	2,371
Stock-based compensation	2,868	2,975
Accrued expenses	7,196	7,219
Capital leases	3,743	-
Other	1,532	1,690
Total deferred tax assets	22,546	25,508

Deferred tax liabilities:
Convertible debt	$(6,878)	$(8,444)
Fixed assets	(118,132)	(94,864)
Investment in partnerships	(1,534)	(1,786)
Total deferred tax liabilities	(126,544)	(105,094)
Valuation allowance	(3,742)	(3,765)
Deferred income taxes	$(107,740)	$(83,351)

As of December 31, 2013, the Company had utilized all of its federal net operating loss carryforwards of $30.5 million from 2012. The Company continues to maintain a valuation allowance against some of its net deferred tax assets due to the uncertainty of realizing these assets in the future. The deferred tax valuation allowance of $3.7 million as of December 31, 2014 relates to certain Iowa and Nebraska tax credits that started expiring in 2014 and will continue to expire through 2016. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and other tax attributes during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The Company conducts business and files tax returns in several states within the U.S. The Company’s federal and state returns for the tax years ended November 30, 2011 and later are still subject to audit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2014	$279
Additions for current year tax positions	-
Additions for prior year tax positions	33
Reductions for prior year tax positions	-
Reductions as a result of a lapse of applicable statue of expirations	-
Balance at December 31, 2014	$312

The unrecognized tax benefits, if recognized, would favorably impact the Company’s effective tax rate. The Company accrues interest and penalties associated with uncertain tax positions as part of selling, general and administrative expense.

15.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $31.8 million, $19.9 million and $18.3 million during the years ended December 31, 2014, 2013 and 2012, respectively. Aggregate minimum lease payments under these agreements for future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2015	$30,316
2016	26,910
2017	16,810
2018	13,835
2019	9,989
Thereafter	8,923
Total	$106,783

Commodities

As of December 31, 2014 the Company had contracted for future purchases of grain, corn oil, natural gas, ethanol, distillers grains and cattle valued at approximately $308.3 million.

Legal

In April 2011, Aventine Renewable Energy, Inc. filed a complaint in the United States Bankruptcy Court for the District of Delaware in connection with its Chapter 11 bankruptcy naming as defendants Green Plains Inc., Green Plains Obion LLC, Green Plains Bluffton LLC, Green Plains VBV LLC and Green Plains Trade Group LLC. This action alleged $24.4 million of damages from preferential transfers or, in the alternative, $28.4 million of damages from fraudulent transfers under an ethanol marketing agreement and an unspecified amount of damages for a continuing breach of a termination agreement related to rail cars. In April 2012, the parties mutually agreed to a negotiated settlement whereby the Company agreed to a cash payment and the purchase of 20 million gallons of ethanol from Aventine over a four-month period beginning in May 2012. An after-tax charge of $2.4 million for the settlement was reflected in operations for the year ended December 31, 2012.

In November 2013, the Company acquired ethanol plants located in Fairmont, Minnesota and Wood River, Nebraska. There is ongoing litigation related to the consideration for this acquisition. To the extent that this litigation is resolved favorably for the Company, it will result in a gain in a future period with no impact in the event of a negative outcome.

In addition to the above-described proceeding, the Company is currently involved in other litigation that has arisen in the ordinary course of business; however, it does not believe that any of this litigation will have a material adverse effect on its financial position, results of operations or cash flows.

Insurance Recoveries

In March 2014, the Green Plains Otter Tail ethanol plant was damaged by a fire, which caused substantial property damage and business interruption costs. The Company has property damage and business interruption insurance coverages and, as a result, the fire has not had a material adverse impact on the Company’s financial results.

As of December 31, 2014, the Company had received $7.8 million for the property damage portion of the claim, representing reimbursement, net of deductible, for the replacement value of the damaged property and equipment. This recovery is in excess of the book value of the damaged assets, resulting in a gain of $4.2 million, which was recorded in other income during the year ended December 31, 2014.

The Company had also received insurance proceeds of $10.5 million as of December 31, 2014 related to the business interruption portion of the claim, reimbursing a substantial majority of lost profits, net of deductible, during the repair of this equipment. These proceeds are recorded as a reduction of cost of goods sold.

The amounts above for both property damage and business interruption insurance claims are final and have been approved and paid by the insurance carrier.

16.  EMPLOYEE BENEFIT PLANS

The Company offers eligible employees a comprehensive employee benefits plan that includes health, dental, vision, life and accidental death, short-term disability and long-term disability insurance, and flexible spending accounts. Additionally, the Company offers a 401(k) retirement plan that enables eligible employees to save on a tax-deferred basis up to the limits allowable under the Internal Revenue Code. The Company matches up to 4% of eligible employee contributions. Employee and employer contributions are 100% vested immediately. Employer contributions to the 401(k) plan were $1.1 million, $0.9 million and  $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company contributes to a defined benefit pension plan. Although benefits under the plan were frozen as of January 1, 2009, the Company remains obligated to ensure that the plan is funded in accordance with applicable requirements. As of December 31, 2014, assets of the plan were $6.4 million and liabilities of the plan were $6.0 million. Excess plan assets over plan liabilities of $0.4 million were included in other assets on the consolidated balance sheet at December 31, 2014 and excess plan liabilities over plan assets of $0.3 million were included in other liabilities on the consolidated balance sheet at December 31, 2013.

17.  RELATED PARTY TRANSACTIONS

Commercial Contracts

Three subsidiaries of the Company have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital, is a member of the Company’s Board of Directors. In March 2014, a subsidiary of the Company entered into $1.4 million of new equipment financing agreements with AXIS Capital with monthly payments beginning in April 2014. Totals of $1.2 million and $0.1 million were included in debt at December 31, 2014 and 2013, respectively, under these financing arrangements. Payments, including principal and interest, totaled $0.3 million,  $0.1 million and  $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, and the weighted average interest rate for all outstanding financing agreements with AXIS Capital is 6.8%.

Aircraft Leases

Effective April 1, 2014, the Company entered into two agreements with entities controlled by Wayne B. Hoovestol for the lease of two aircrafts. Mr. Hoovestol is Chairman of the Company’s Board of Directors. In total, the Company agreed to pay $15,834 per month for combined use of up to 125 hours per year of the aircrafts. Any flight time in excess of 125 hours per year will incur additional hourly-based charges. These agreements replaced a prior agreement with an entity controlled by Mr. Hoovestol for the lease of an aircraft for $6,667 per month for use of up to 100 hours per year, with any flight time in excess of 100 hours resulting in additional hourly-based charges. During the years ended December 31, 2014, 2013 and 2012, payments related to these leases totaled $187 thousand, $136 thousand and $121 thousand, respectively. The Company had approximately $2 thousand in outstanding payables related to this agreement at December 31, 2014 and no outstanding payables at December 31, 2013.

Effective January 1, 2015, the Company has entered into two agreements with an entity controlled by Mr. Hoovestol for the lease of two different aircrafts, replacing the prior agreements. Under the new agreements, the Company has agreed to pay $9,766 per month for combined use of up to 125 hours per year of the aircrafts. Any flight time in excess of 125 hours per year will incur additional hourly-based charges.

18.  QUARTERLY FINANCIAL DATA (Unaudited)

The following tables set forth certain unaudited financial data for each of the quarters within the years ended December 31, 2014 and 2013 (in thousands, except per share amounts). This information has been derived from the Company’s consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenues	$829,939	$833,925	$837,858	$733,889
Cost of goods sold	732,288	735,842	759,543	633,140
Operating income	73,929	75,055	58,946	78,343
Other expense	(9,315)	(9,056)	(8,857)	(8,615)
Income tax expense	22,377	24,250	17,775	26,525
Net income attributable to Green Plains	42,237	41,749	32,314	43,203
Basic earnings per share attributable to Green Plains	1.12	1.11	0.86	1.30
Diluted earnings per share attributable to Green Plains	1.07	1.03	0.82	1.04

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenues	$712,869	$757,971	$804,696	$765,476
Cost of goods sold	640,697	716,947	772,085	738,262
Operating income	51,051	25,534	18,562	12,704
Other expense	(10,219)	(8,491)	(8,309)	(8,551)
Income tax expense	15,371	7,633	4,288	1,598
Net income attributable to Green Plains	25,461	9,410	5,965	2,555
Basic earnings per share attributable to Green Plains	0.84	0.31	0.20	0.09
Diluted earnings per share attributable to Green Plains	0.65	0.28	0.19	0.08

Schedule I – Condensed Financial Information of the Registrant (Parent Company Only)

GREEN PLAINS INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF BALANCE SHEET – PARENT COMPANY ONLY

(in thousands)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$252,689	$143,852
Restricted cash	6,309	-
Accounts receivable, including amounts from related parties of
$196 and $69, respectively	268	128
Prepaid expenses and other	893	860
Due from subsidiaries	30,823	20,987
Total current assets	290,982	165,827

Property and equipment, net	4,147	3,052
Investment in consolidated subsidiaries	611,311	568,410
Other assets	18,323	19,374
Total assets	$924,763	$756,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,098	$4,310
Accrued liabilities	20,057	14,344
Current maturities of long-term debt	-	188
Total current liabilities	22,155	18,842

Long-term debt	100,845	186,654
Deferred income taxes	4,010	5,446
Other liabilities	304	363
Total liabilities	127,314	211,305

Stockholders' equity
Common stock	45	38
Additional paid-in capital	569,431	468,962
Retained earnings	299,101	148,505
Accumulated other comprehensive loss	(5,320)	(6,339)
Treasury stock	(65,808)	(65,808)
Total stockholders' equity	797,449	545,358
Total liabilities and stockholders' equity	$924,763	$756,663

See accompanying notes to the condensed financial statements.

GREEN PLAINS INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Selling, general and administrative expenses	$-	$88	$-
Operating (loss)	-	(88)	-
Other income (expense)
Interest income	462	192	112
Interest expense	(9,539)	(8,742)	(7,165)
Other, net	(3,860)	(2,647)	(2,399)
Total other expense	(12,937)	(11,197)	(9,452)
Loss before income taxes	(12,937)	(11,285)	(9,452)
Income tax benefit	4,361	5,018	218
Loss before equity in earnings of subsidiaries	(8,576)	(6,267)	(9,234)
Equity in earnings of consolidated subsidiaries	168,080	49,658	21,013
Net income	$159,504	$43,391	$11,779

See accompanying notes to the condensed financial statements.

GREEN PLAINS INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF CASH FLOWS – PARENT COMPANY ONLY

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:	$(7,653)	$(1,924)	$(279)
Net cash provided (used) by operating activities	(7,653)	(1,924)	(279)

Cash flows from investing activities:
Purchases of property and equipment	(2,829)	(652)	(616)
Proceeds on disposal of assets, net	-	42	-
Investment in subsidiaries, net	125,179	(53,754)	54,426
Issuance of notes receivable from subsidiaries,
net of payments received	9,500	15,356	(6,832)
Investments in unconsolidated subsidiaries	(4,309)	(3,264)	(7,998)
Net cash provided (used) by investing activities	127,541	(42,272)	38,980

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	-	120,000	-
Payments of principal on long-term debt	(238)	(1,841)	(204)
Payments on short-term borrowings	-	(27,162)	-
Payments for repurchase of common stock	-	-	(10,445)
Change in restricted cash	(6,309)	-	-
Payment of cash dividends	(8,908)	(2,426)	-
Payment of loan fees	-	(5,072)	-
Proceeds from the exercise of stock options	4,404	4,498	-
Other, net	-	-	452
Net cash provided (used) by financing activities	(11,051)	87,997	(10,197)

Net change in cash and equivalents	108,837	43,801	28,504
Cash and cash equivalents, beginning of period	143,852	100,051	71,547
Cash and cash equivalents, end of period	$252,689	$143,852	$100,051

See accompanying notes to the condensed financial statements.

GREEN PLAINS INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS – PARENT COMPANY ONLY

1.  BASIS OF PRESENTATION

References to the “Parent Company” refer to Green Plains Inc., a holding company that conducts substantially all of its business operations through its subsidiaries. As specified in certain of its subsidiaries’ debt agreements, there are restrictions on the Parent Company’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances. See Note 10 – Debt in the Notes to the Consolidated Financial Statements for further information. Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These financial statements should be read in conjunction with Green Plains Inc.’s audited consolidated financial statements included elsewhere herein.

2.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Parent Company leases certain facilities under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Parent Company incurred lease expenses of $1.0 million, $0.9 million and $0.9 million during the years ended December 31, 2014, 2013 and 2012, respectively. Aggregate minimum lease payments under these agreements for future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2015	$1,085
2016	1,088
2017	296
2018	120
2019	122
Thereafter	249
Total	$2,960

Parent Guarantees

The various operating subsidiaries of the Parent Company enter into contracts as a routine part of their business activities. Examples of these contracts include financing and lease arrangements, commodity purchase and sale agreements, and agreements with vendors. In certain instances, the contractual obligations of such subsidiaries are guaranteed by, or otherwise supported by, the Parent Company. As of December 31, 2014, the Parent Company had $187.9 million in guarantees of subsidiary contracts and indebtedness.

3.  DEBT

Parent Company debt as of December 31, 2014 is comprised of the 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes. Scheduled long-term debt repayments, excluding the effects of any debt discounts and including full accretion of the 3.25% Notes at their maturity, are as follows (in thousands):

Year Ending December 31,	Amount
2015	$-
2016	-
2017	-
2018	120,000
2019	-
Thereafter	-
Total	$120,000