Form 10-Q
period 2015-03-31
Green Plains Inc.
filed 2015-04-30
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of April 28, 2015 was 37,949,368 shares.

GREEN PLAINS INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$405,899	$425,510
Restricted cash	14,647	29,742
Accounts receivable, net of allowances of $1,255 and $1,231, respectively	101,692	138,073
Inventories	269,127	254,967
Prepaid expenses and other	10,853	18,776
Deferred income taxes	1,759	7,495
Derivative financial instruments	36,261	36,347
Total current assets	840,238	910,910
Property and equipment, net of accumulated depreciation of
$289,954 and $274,543, respectively	819,734	825,210
Goodwill	40,877	40,877
Other assets	49,806	51,560
Total assets	$1,750,655	$1,828,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$99,141	$170,199
Accrued and other liabilities	31,592	61,118
Income taxes payable	-	2,907
Unearned revenue	3,683	3,965
Short-term notes payable and other borrowings	239,350	209,886
Current maturities of long-term debt	62,220	63,465
Total current liabilities	435,986	511,540

Long-term debt	398,623	399,440
Deferred income taxes	117,955	115,235
Other liabilities	4,922	4,893
Total liabilities	957,486	1,031,108

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized;
45,148,068 and 44,808,982 shares issued, and 37,948,068
and 37,608,982 shares outstanding, respectively	45	45
Additional paid-in capital	570,257	569,431
Retained earnings	292,751	299,101
Accumulated other comprehensive loss	(4,076)	(5,320)
Treasury stock, 7,200,000 shares	(65,808)	(65,808)
Total stockholders' equity	793,169	797,449
Total liabilities and stockholders' equity	$1,750,655	$1,828,557

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014

Revenues	$738,388	$733,889
Cost of goods sold	712,833	633,140
Gross profit	25,555	100,749
Selling, general and administrative expenses	21,451	22,406
Operating income	4,104	78,343
Other income (expense)
Interest income	220	113
Interest expense	(9,158)	(9,759)
Other, net	(931)	1,031
Total other income (expense)	(9,869)	(8,615)
Income (loss) before income taxes	(5,765)	69,728
Income tax expense (benefit)	(2,447)	26,525
Net income (loss)	$(3,318)	$43,203

Earnings (loss) per share:
Basic	$(0.09)	$1.30
Diluted	$(0.09)	$1.04
Weighted average shares outstanding:
Basic	37,803	33,153
Diluted	37,803	43,251

Cash dividend declared per share	$0.08	$0.04

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014

Net income (loss)	$(3,318)	$43,203
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during period,
net of tax (expense) benefit of $(5,708) and $86,015, respectively	9,755	(137,287)
Reclassification of realized (gains) losses on derivatives, net
of tax expense (benefit) of $4,980 and $(32,577), respectively	(8,511)	51,996
Total other comprehensive income (loss), net of tax	1,244	(85,291)
Comprehensive loss	$(2,074)	$(42,088)

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(3,318)	$43,203
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	15,381	14,627
Amortization of debt issuance costs and debt discount	1,962	2,005
Deferred income taxes	8,800	23,791
Stock-based compensation	(1,345)	2,139
Undistributed equity in (income) loss of affiliates	933	(1,031)
Other	24	-
Changes in operating assets and liabilities before
effects of business combinations:
Accounts receivable	36,357	(3,764)
Inventories	(14,160)	(21,422)
Derivative financial instruments	2,062	(127,314)
Prepaid expenses and other assets	7,982	2,305
Accounts payable and accrued liabilities	(99,152)	2,804
Income taxes payable	(1,388)	2
Unearned revenues	(282)	11,625
Other	366	814
Net cash used by operating activities	(45,778)	(50,216)

Cash flows from investing activities:
Purchases of property and equipment	(14,332)	(14,777)
Investments in unconsolidated subsidiaries	(334)	12
Net cash used by investing activities	(14,666)	(14,765)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	39,800	127,842
Payments of principal on long-term debt	(41,043)	(88,848)
Proceeds from short-term borrowings	775,744	802,174
Payments on short-term borrowings	(746,280)	(845,244)
Payments of cash dividends	(3,032)	(1,396)
Change in restricted cash	15,095	4,101
Payments of loan fees	(57)	(37)
Proceeds from exercises of stock options	606	1,396
Net cash provided (used) by financing activities	40,833	(12)

Net change in cash and cash equivalents	(19,611)	(64,993)
Cash and cash equivalents, beginning of period	425,510	272,027
Cash and cash equivalents, end of period	$405,899	$207,034

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Three Months Ended March 31,
	2015	2014

Supplemental disclosures of cash flow:
Cash paid for income taxes	$3,558	$547
Cash paid for interest	$5,914	$7,990

Common stock issued for conversion of 5.75% Notes	$-	$89,950

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Recent Accounting Pronouncements

The Company will be required to adopt the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, which replaces existing revenue recognition guidance by requiring revenue recognition to reflect the transfer of promised goods or services to customers. The updated standard permits the use of either the retrospective or cumulative effect transition method. The Financial Accounting Standards Board has proposed deferral of required adoption of the amended guidance by one year, from January 1, 2017 to January 1, 2018. Early application beginning January 1, 2017 would be permitted. The Company has not yet selected a transition method nor has it determined the effect of the updated standard on its consolidated financial statements and related disclosures.

Effective January 1, 2016, the Company will adopt the amended guidance in ASC Topic 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments will be applied on a retrospective basis, wherein the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying the new guidance.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The following tables set forth the Company’s assets and liabilities by level (in thousands):

	Fair Value Measurements at March 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$405,899	$-	$-	$405,899
Restricted cash	14,647	-	-	14,647
Margin deposits	28,631	-	(28,631)	-
Inventories carried at market	-	22,330	-	22,330
Unrealized gains on derivatives	7,577	15,235	13,449	36,261
Total assets measured at fair value	$456,754	$37,565	$(15,182)	$479,137

Liabilities:
Unrealized losses on derivatives	$11,354	$12,436	$(15,182)	$8,608
Total liabilities measured at fair value	$11,354	$12,436	$(15,182)	$8,608

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$425,510	$-	$-	$425,510
Restricted cash	29,742	-	-	29,742
Margin deposits	24,488	-	(24,488)	-
Inventories carried at market	-	36,411	-	36,411
Unrealized gains on derivatives	11,877	18,111	6,359	36,347
Other assets	118	3	-	121
Total assets measured at fair value	$491,735	$54,525	$(18,129)	$528,131

Liabilities:
Unrealized losses on derivatives	$18,129	$28,082	$(18,129)	$28,082
Total liabilities measured at fair value	$18,129	$28,082	$(18,129)	$28,082

The Company believes the fair value of its debt approximated $702.7 million compared to a book value of $700.2 million at March 31, 2015 and the fair value of its debt approximated $676.5 million compared to a book value of $672.8 million at December 31, 2014. The Company estimates the fair value of its outstanding debt using Level 2 inputs. The Company believes the fair values of its accounts receivable and accounts payable approximated book value, which were $101.7 million and $99.1 million, respectively, at March 31, 2015  and $138.1 million and $170.2 million, respectively, at December 31, 2014.

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues:
Ethanol production:
Revenues from external customers (1)	$64,094	$(27,431)
Intersegment revenues	352,859	565,803
Total segment revenues	416,953	538,372
Corn oil production:
Revenues from external customers (1)	(13)	7
Intersegment revenues	16,809	16,384
Total segment revenues	16,796	16,391
Agribusiness:
Revenues from external customers (1)	58,334	18,241
Intersegment revenues	262,783	304,238
Total segment revenues	321,117	322,479
Marketing and distribution:
Revenues from external customers (1)	615,973	743,072
Intersegment revenues	39,375	33,465
Total segment revenues	655,348	776,537
Revenues including intersegment activity	1,410,214	1,653,779
Intersegment eliminations	(671,826)	(919,890)
Revenues as reported	$738,388	$733,889

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Three Months Ended March 31,
	2015	2014
Gross profit (loss):
Ethanol production	$(6,820)	$71,688
Corn oil production	10,385	7,815
Agribusiness	5,212	2,976
Marketing and distribution	12,154	40,716
Intersegment eliminations	4,624	(22,446)
	$25,555	$100,749
Operating income (loss):
Ethanol production	$(13,143)	$66,226
Corn oil production	10,211	7,708
Agribusiness	3,210	935
Marketing and distribution	5,608	32,494
Intersegment eliminations	4,684	(22,386)
Corporate activities	(6,466)	(6,634)
	$4,104	$78,343

The following table sets forth revenues by product line (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues:
Ethanol	$444,301	$530,039
Distillers grains	109,388	136,992
Corn oil	19,081	17,132
Grain	99,086	29,201
Cattle	45,191	-
Other	21,341	20,525
	$738,388	$733,889

The following table sets forth total assets by operating segment (in thousands):

	March 31,	December 31,
	2015	2014
Total assets:
Ethanol production	$898,762	$983,289
Corn oil production	32,975	31,405
Agribusiness	283,301	234,626
Marketing and distribution	234,055	305,675
Corporate assets	312,984	290,123
Intersegment eliminations	(11,422)	(16,561)
	$1,750,655	$1,828,557

4.  INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale and fair value hedged inventories, which are valued at market value. The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Finished goods	$53,137	$34,639
Grain held for sale	17,431	23,027
Raw materials	67,459	78,095
Work-in-process	110,257	100,221
Supplies and parts	20,843	18,985
	$269,127	$254,967

5.  GOODWILL

The Company did not have any changes in the carrying amount of goodwill, which was $40.9 million during the three months ended March 31, 2015. Goodwill of $30.3 million is attributable to the ethanol production segment and $10.6 million is attributable to the marketing and distribution segment.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2015, the Company’s consolidated balance sheet reflects unrealized losses, net of tax, of $4.1 million in accumulated other comprehensive income. The Company expects that all of the unrealized losses at March 31, 2015 will be reclassified into operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in operating income, however, will differ as commodity prices change.

Fair Values of Derivative Instruments

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the consolidated balance sheets in which the fair values are reflected (in thousands):

	Asset Derivatives'				Liability Derivatives'
	Fair Value				Fair Value
	March 31,		December 31,		March 31,	December 31,
	2015		2014		2015	2014
Derivative financial instruments (1)	$7,630	(2)	$11,859	(3)	$-	$-
Other assets	-		3		-	-
Accrued and other liabilities	-		-		8,608	28,082
Total	$7,630		$11,862		$8,608	$28,082

(1) Derivative financial instruments as reflected on the consolidated balance sheets are net of related margin deposit assets of $28.6 million and $24.5 million at March 31, 2015 and December 31, 2014, respectively.

(2) Balance at March 31, 2015  includes $3.5 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

(3)Balance at December 31, 2014 includes $0.6 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

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

Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The following tables provide information about gains or losses recognized in income and other comprehensive income on the Company’s derivative financial instruments and the line items in the consolidated financial statements in which such gains and losses are reflected (in thousands):

Gains (Losses) on Derivative Instruments Not	Three Months Ended March 31,
Designated in a Hedging Relationship	2015	2014
Revenues	$(4,484)	$18,250
Cost of goods sold	(5,190)	(1,163)
Net increase (decrease) recognized in earnings before tax	$(9,674)	$17,087

Gains (Losses) Due to Ineffectiveness	Three Months Ended March 31,
of Cash Flow Hedges	2015	2014
Revenues	$(31)	$(346)
Cost of goods sold	(471)	860
Net increase (decrease) recognized in earnings before tax	$(502)	$514

Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)	Three Months Ended March 31,
into Net Income	2015	2014
Revenues	$11,849	$(88,146)
Cost of goods sold	1,642	3,573
Net increase (decrease) recognized in earnings before tax	$13,491	$(84,573)

Effective Portion of Cash Flow Hedges Recognized in	Three Months Ended March 31,
Other Comprehensive Income (Loss)	2015	2014
Commodity Contracts	$15,463	$(223,302)

Gains (Losses) from Fair Value	Three Months Ended March 31,
Hedges of Inventory	2015	2014
Cost of goods sold (effect of change in inventory value)	$(1,368)	$3,146
Cost of goods sold (effect of fair value hedge)	3,083	(2,778)
Ineffectiveness recognized in earnings before tax	$1,715	$368

There were no gains or losses due to the discontinuance of cash flow hedge or fair value hedge treatment during the three months ended March 31, 2015 and 2014.

The following table summarizes volumes of open commodity derivative positions as of March 31, 2015 (in thousands):

March 31, 2015
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity
Futures	(5,205)				Bushels	Corn, Soybeans and Wheat
Futures	15,475	(3)			Bushels	Corn
Futures	(8,200)	(4)			Bushels	Corn
Futures	89,292				Gallons	Ethanol
Futures	(31,374)	(3)			Gallons	Ethanol
Futures	(2,253)				mmBTU	Natural Gas
Futures	(1,773)	(4)			mmBTU	Natural Gas
Futures	2,000				Pounds	Cattle
Futures	(9,600)	(3)			Pounds	Cattle
Futures	(68)				Pounds	Soybean Oil
Options	11,903				Bushels	Corn, Soybeans and Wheat
Options	4,039				Gallons	Ethanol
Options	(37)				Barrels	Crude Oil
Options	(58)				mmBTU	Natural Gas
Options	(4,130)				Pounds	Cattle
Forwards			23,333	(7,547)	Bushels	Corn and Soybeans
Forwards			2,217	(160,208)	Gallons	Ethanol
Forwards			109	(458)	Tons	Distillers Grains
Forwards			3,552	(44,692)	Pounds	Corn Oil
Forwards			16,113	(7,494)	mmBTU	Natural Gas

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.
(4)	Futures used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations.  Included in revenues are net gains of $5.4 million and net losses of $1.1 million for the three months ended March 31, 2015 and 2014, respectively, on energy trading contracts.

7.  DEBT

The principal balances of the components of long-term debt are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Green Plains Fairmont and Green Plains Wood River:
$62.5 million term loan	$38,750	$40,000
Green Plains Holdings II:
$46.8 million term loans	27,760	29,510
$20.0 million revolving term loan	9,000	6,000
Green Plains Obion:
$37.4 million revolving term loan	27,400	27,400
Economic development grant	1,133	1,156
Green Plains Processing:
$225.0 million term loan	213,213	213,775
Green Plains Superior:
$15.6 million revolving term loan	14,425	15,025
Corporate:
$120.0 million convertible notes	101,947	100,845
Other	27,215	29,194
Total long-term debt	460,843	462,905
Less: current portion of long-term debt	(62,220)	(63,465)
Long-term debt	$398,623	$399,440

Short-term notes payable and other borrowings at March 31, 2015 included working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $87.9 million,  $93.0 million and $58.4 million, respectively. Short-term notes payable and other borrowings at December 31, 2014 included working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $77.0 million, $37.0 million and $95.9 million, respectively.

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
is made

Effective February 1, 2015, the Green Plains Fairmont and Green Plains Wood River $62.5 million term loan was amended to modify various financial covenants. The descriptions and covenants above reflect the most recent amendment.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility with various lenders to provide for working capital financing. The lenders will make loans up to the maximum commitment based on eligible collateral. The amount of eligible collateral is determined by a calculated borrowing base value equal to the sum of percentages of eligible cash, eligible receivables and eligible inventories, less certain miscellaneous adjustments. Advances are subject to interest charges at a rate per annum equal to the LIBOR rate plus the applicable margin or the base rate plus the applicable margin. The revolving credit facility matures on August 26, 2016. The revolving credit facility includes total revolving credit commitments of $125.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $75.0 million of new lender commitments upon agent approval. The facility also allows for additional seasonal borrowings up to $50.0 million. The total commitments outstanding under the facility cannot exceed $250.0 million. As security for the revolving credit facility, the lender received a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries within the agribusiness segment. The loan agreement includes affirmative covenants and negative covenants including maintenance of working capital of $18.0 million, maintenance of net worth of $26.3 million, maintenance of a fixed charge coverage ratio of 1.25 to 1.00, maintenance of an annual leverage ratio of 6.00 to 1.00 and capital expenditure limitation of $15.0 million annually. In addition to other customary covenants, this revolving credit facility contains restrictions on distributions with respect to capital stock, with exceptions for distributions of up to 40% of net profit before tax, subject to certain conditions.

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

Marketing and Distribution Segment

Green Plains Trade has a $150.0 million senior secured asset-based revolving credit facility with various lenders to provide for working capital financing. The lenders will make loans up to $150.0 million based on eligible collateral. The amount of eligible collateral is determined by a calculated borrowing base value equal to the sum of percentages of eligible receivables and eligible inventories, less certain miscellaneous adjustments. The outstanding balance, if any, is subject to interest charges at the lender’s floating base rate plus the applicable margin or LIBOR plus the applicable margin. The revolving credit facility matures on November 26, 2019.  In addition to other customary covenants, this revolving credit facility contains restrictions on distributions with respect to capital stock, with exceptions for distributions with respect to tax obligations, subject to certain conditions, whereby distributions may be made in an amount up to 50% of net income if (a) undrawn availability under this facility, on a pro forma basis, is greater than $10.0 million for the preceding 30 days and (b) as of the date of the distribution, the borrower would be in compliance with the fixed charge coverage ratio on a pro forma basis. The loan agreement includes affirmative covenants and negative covenants including maintenance of a fixed charge coverage ratio of 1.15 to 1.00 and capital expenditure limitation of $1.0 million annually. At March 31, 2015, Green Plains Trade had $7.8 million presented as restricted cash on the consolidated balance sheets, the use of which was restricted for repayment towards the outstanding loan balance.

Corporate Activities

In September 2013, the Company issued $120.0 million of 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes. The 3.25% Notes represent senior, unsecured obligations of the Company, with interest payable on April 1 and October 1 of each year. At the time the Company issued the 3.25% Notes, it was only permitted to settle conversions with shares of its common stock. The Company received shareholder approval at its 2014 annual meeting, held in the second quarter, to allow for flexible settlement which gives it the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company intends to satisfy conversion of the 3.25% Notes with cash for the principal amount of the debt and cash or shares of common stock for any related conversion premium. The 3.25% Notes contain liability and equity components which were bifurcated and accounted for separately. The liability component of the 3.25% Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.21% effective interest rate, which was determined by considering the rate of return investors would require for comparable debt of the Company without conversion rights. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 3.25% Notes, resulting in the initial recognition of $24.5 million as debt discount costs recorded in additional paid-in capital. The carrying amount of the 3.25% Notes will be accreted to the principal amount over the remaining term to maturity, and the Company will record a corresponding amount of noncash interest expense. Additionally, the Company incurred debt issuance costs of $5.1 million related to the 3.25% Notes and allocated $4.0 million of debt issuance costs to the liability component of the 3.25% Notes. These costs will be amortized to noncash interest expense over the five-year term of the 3.25% Notes. Prior to April 1, 2018, the 3.25% Notes will not be convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment upon the occurrence of certain events, including the payment of a quarterly cash dividend that exceeds $0.04 per share. As a result, the conversion rate was recently adjusted to 48.1383 shares of common stock per $1,000 principal amount of 3.25% Notes, which is equal to a current conversion price of approximately $20.77 per share. In addition, the Company may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the Company calling the 3.25% Notes for redemption.

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

Covenant Compliance

The Company, including all of its subsidiaries, was in compliance with its debt covenants as of March 31, 2015.

Capitalized Interest

The Company had $175 thousand in capitalized interest during the three months ended March 31, 2015.

Restricted Net Assets

At March 31, 2015, there were approximately $633.4 million of net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

The following table summarizes exercisable stock option activity for the three months ended March 31, 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2014	339,750	$10.82	3.1	$4,763
Granted	-	-	-	-
Exercised	(31,000)	19.88	-	265
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2015	308,750	$9.91	3.1	$5,674
Exercisable at March 31, 2015 (1)	308,750	$9.91	3.1	$5,674

(1) Includes in-the-money options totaling 308,750 shares at a weighted-average exercise price of $9.91.

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

The following table summarizes non-vested stock award and deferred stock unit activity for the three months ended March 31, 2015:

	Non-Vested Shares and Deferred Stock Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Non-Vested at December 31, 2014	678,504	$16.18
Granted	426,219	26.50
Forfeited	-	-
Vested	(310,916)	13.73
Non-Vested at March 31, 2015	793,807	$22.68	2.5

Compensation costs expensed for share-based payment plans described above during the three months ended March 31, 2015 and 2014 were approximately $1.7 million and $3.3 million, respectively. At March 31, 2015, there were $16.1 million of unrecognized compensation costs from share-based compensation arrangements, which are related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.5 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 37.4% of these expense amounts.

9.  EARNINGS PER SHARE

Basic earnings per share, or EPS, is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income on an if-converted basis for the first quarter of 2014, with respect to the 3.25% Notes and the 5.75% Convertible Senior Notes due 2015, or the 5.75% Notes, by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. All of the 5.75% Notes were retired during the first quarter of 2014. During the second quarter of 2014, the Company received shareholder approval to allow for flexible settlement in cash, shares of common stock, or a combination of cash and shares of common stock for the conversion of the 3.25% Notes. The Company intends to settle conversions in cash for the principal amount and cash or shares of the Company’s common stock for any related conversion premium. Accordingly, beginning in the second quarter of 2014, diluted EPS is computed using the treasury stock method by dividing net income by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. The calculations of basic and diluted EPS are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Basic EPS:
Net income (loss)	$(3,318)	$43,203
Weighted average shares outstanding - basic	37,803	33,153
EPS - basic	$(0.09)	$1.30

Diluted EPS:
Net income (loss)	$(3,318)	$43,203
Interest and amortization on convertible debt, net of tax effect:
5.75% Notes	-	576
3.25% Notes	-	1,379
Net income (loss) - diluted	$(3,318)	$45,158

Weighted average shares outstanding - basic	37,803	33,153
Effect of dilutive convertible debt:
5.75% Notes	-	4,081
3.25% Notes	-	5,756
Effect of dilutive stock-based compensation awards	-	261
Weighted average shares outstanding - diluted	37,803	43,251

EPS - diluted	$(0.09)	$1.04

For the three months ended March 31, 2015, 1.1 million shares related to stock-based compensation awards and 3.25% Notes were excluded from the computation of diluted EPS as the inclusion of these shares would have been antidilutive. Also excluded from the computations of diluted EPS for the three months ended March 31, 2015 were stock-based compensation awards totaling 0.3 million shares,  because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the respective periods.

10.  STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, December 31, 2014	44,809	$45	$569,431	$299,101	$(5,320)	7,200	$(65,808)	$797,449
Net loss	-	-	-	(3,318)	-	-	-	(3,318)
Cash dividends declared	-	-	-	(3,032)	-	-	-	(3,032)
Other comprehensive income,
before reclassification	-	-	-	-	9,755	-	-	9,755
Amounts reclassified from accum.
other comprehensive income	-	-	-	-	(8,511)	-	-	(8,511)
Other comprehensive income,
net of tax	-	-	-	-	1,244	-	-	1,244
Stock-based compensation	308	-	220	-	-	-	-	220
Stock options exercised	31	-	606	-	-	-	-	606
Balance, March 31, 2015	45,148	$45	$570,257	$292,751	$(4,076)	7,200	$(65,808)	$793,169

Amounts reclassified from accumulated other comprehensive income for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,		Statements of Operations
	2015	2014	Classification
Gains (losses) on cash flow hedges:
Ethanol commodity derivatives	$11,849	$(88,146)	Revenues
Corn commodity derivatives	1,642	3,573	Cost of goods sold
Total	13,491	(84,573)	Income (loss) before income taxes
Income tax expense (benefit)	4,980	(32,577)	Income tax expense (benefit)
Amounts reclassified from
accumulated other comprehensive
income (loss)	$8,511	$(51,996)

11.  INCOME TAXES

The Company records income tax expense or benefit during interim periods based on its best estimate of the annual effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.

Income tax benefit for the three months ended March 31, 2015 was $2.4 million and income tax expense for the three months ended March 31, 2014 was  $26.5 million. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 42.4% and 38.0% for the three months ended March 31, 2015 and 2014, respectively. The increase in the effective tax rate was due to comparable permanent deductions on lower amounts of income before taxes for the 2015 period compared to the 2014 period.

The amount of unrecognized tax benefits for uncertain tax positions was $0.3 million as of March 31, 2015 and December 31, 2014.  Recognition of these benefits would have a favorable impact on the Company’s effective tax rate.

The 2015 annual effective tax rate can be affected as a result of variances among the estimates and amounts of full-year sources of taxable income (both among the various states and activity types), the realization of tax credits, adjustments that may arise from the resolution of tax matters under review, variances in the release of valuation allowances and the Company’s assessment of its liability for uncertain tax positions.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $8.3 million and $6.6 million during the three months ended March 31, 2015 and 2014, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2015 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2015	$23,003
2016	27,026
2017	16,960
2018	13,880
2019	10,033
Thereafter	8,928
Total	$99,830

Commodities

As of March 31, 2015 the Company had contracted for future purchases of grain, corn oil, natural gas, ethanol,  distillers grains and cattle valued at approximately $282.8 million.

Legal

The Company is currently involved in litigation that has arisen in the ordinary course of business, but it does not believe that any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

13. RELATED PARTY TRANSACTIONS

Commercial Contracts

Three subsidiaries of the Company have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital, is a member of the Company’s Board of Directors. In March 2014, a subsidiary of the Company entered into $1.4 million of new equipment financing agreements with AXIS Capital with monthly payments beginning in April 2014. Totals of $1.2 million were included in debt at March 31, 2015 and December 31, 2014, under these financing arrangements. Payments, including principal and interest, totaled $69 thousand and $37 thousand during the three months ended March 31, 2015 and 2014, respectively. The weighted average interest rate for all financing agreements with AXIS Capital was 6.8%.

Aircraft Lease

Effective January 1, 2015, the Company entered into two agreements with an entity controlled by Wayne B. Hoovestol for the lease of two aircrafts. Mr. Hoovestol is Chairman of the Company’s Board of Directors. In total, the Company agreed to pay $9,766 per month for combined use of up to 125 hours per year of the aircrafts. Any flight time in excess of 125 hours per year will incur additional hourly-based charges. These agreements replaced prior agreements with entities controlled by Mr. Hoovestol for the lease of two aircrafts for $15,834 per month for use of up to 125 hours per year, with any flight time in excess of 125 hours resulting in additional hourly-based charges. During the three months ended March 31, 2015 and 2014, payments related to these leases totaled $57 thousand and $30 thousand,  respectively. The Company had approximately $6 thousand and $2 thousand in outstanding payables related to these agreements at March 31, 2015 and December 31, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and our annual report on Form 10-K for the year ended December 31, 2014 including the consolidated financial statements, accompanying notes and the risk factors contained therein.

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2014 and in Item 1A of Part II of this quarterly report on Form 10-Q for the quarter ended March 31, 2015. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we operate, commodity market risks including those that may result from current weather conditions, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation, risks related to closing and achieving anticipated results from acquisitions, risks associated with merchant trading, risks associated with the operations of a cattle-feeding business, risks associated with the joint venture to commercialize algae production and the growth potential of the algal biomass industry, and other risk factors detailed in our reports filed with the U.S. Securities and Exchange Commission, or SEC.  Also in relation to our proposed underwritten initial public offering, or IPO, of common units representing limited partner interests in our newly-formed subsidiary, Green Plains Partners LP, or Partnership, additional risks are: changes in timing and structure of the proposed IPO of the Partnership; unanticipated developments that may delay or negatively impact the proposed IPO; regulatory approvals and compliance with contractual obligations; impact of the proposed IPO of the Partnership on our relationships with our employees, customers and vendors and our credit rating and cost of funds; changes in market conditions; and future opportunities that our board of directors may determine present greater potential value to stockholders than the proposed IPO. No assurance can be given as to the consummation of the proposed IPO, the value of the common units of the Partnership, the price at which they made trade or whether a liquid market may develop for such units.

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

We intend to continue to take a disciplined approach in evaluating new opportunities related to potential acquisition of additional ethanol plants by considering whether the plants meet our design, engineering, valuation and geographic criteria. We believe certain expansion projects could be implemented at our ethanol plants that have the potential to utilize the strategic location and capacity of these assets and cost effectively increase our annual production. In our marketing and distribution segment, our strategy is to build or acquire additional fuel terminal facilities, expand our marketing efforts by entering into new or renewed contracts with other ethanol producers and realize additional profit margins by optimizing our commodity logistics. In 2013, we began to implement a plan to realign our agribusiness operations by adding grain storage capacity located at or near our ethanol plants to take advantage of our current infrastructure and enhance our corn origination and trading capabilities. We intend to continue to add grain storage capacity with the goal of owning approximately 50 million bushels of total storage capacity by the end of 2015. We also intend to pursue opportunities to develop or acquire additional grain elevators, specifically those located near our ethanol plants. We believe that owning additional grain handling and storage operations in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. We will also consider acquisitions of additional cattle feedlot operations. We have majority ownership in a joint venture that is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities.

Proposed Initial Public Offering

On March 9, 2015, we announced that our newly-formed Partnership confidentially submitted a draft registration statement on Form S-1 with the SEC for a proposed underwritten IPO of common units representing limited partner interests in the Partnership. It is anticipated that the IPO will raise approximately $200-$250 million in gross proceeds; however, the date, number of common units to be sold and the price range for the proposed IPO have not yet been determined and are subject to a number of factors, including market conditions. We anticipate that the initial assets of the Partnership at the time of consummation of the proposed IPO will consist of our downstream ethanol transportation and storage assets located in 12 states throughout the Midwest and Southeast United States. At the date of this report, the registration statement has not been declared effective by the SEC. The completion of the offering by the Partnership is subject to numerous conditions, including market conditions, and we provide no assurance that it will be successfully completed. The securities expected to be offered under the registration statement may not be sold, nor may offers to buy be accepted, prior to the time that the registration statement becomes effective. The information contained in this Form 10-Q with respect to such potential offering shall not constitute an offer to sell, or a solicitation of an offer to buy, the securities.

Ethanol Industry Dynamics

U.S. Supply and Demand

Since 2001, according to the U.S. Energy Information Administration, or EIA, U.S. fuel ethanol consumption has increased at a rate of over 15% per year, from 1.7 billion gallons in 2001 to over 13.6 billion gallons in 2014. In addition to government regulations which mandate the use of ethanol in blending, ethanol acts as both an octane enhancer and fuel stock extender. According to Ethanol Producer Magazine, as of December 31, 2014, there were 213 ethanol plants within the United States, capable of producing 15.9 billion gallons a year. Further, the fuel ethanol production market is fairly fragmented with the top five producers, with us being the fourth largest, accounting for approximately 40% of overall production.

With ethanol comprising approximately 10% of the U.S. gasoline market and wholesale reformulated blendstock for oxygenate blending, or RBOB, gasoline being the primary feedstock of finished gasoline in the United States, there is an economic relationship between the two, particularly with respect to blending gasoline. Currently, blenders generally are able to charge the same amount for E10 (gasoline with 10% ethanol) as 100% gasoline,  thereby taking the difference between less-expensive ethanol and gasoline as a margin, and allowing ethanol to be an economic source for octane and renewable fuel requirements.

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

In 2010, the United States became the world's leading supplier of ethanol, according to the EIA. In 2014, U.S. ethanol imports were approximately 75 million gallons and exports were approximately 850 million gallons. In 2013, the United States imported approximately 400 million gallons and exported approximately 600 million gallons of ethanol. U.S. ethanol exports were approximately 730 million gallons and imports were approximately 560 million gallons for 2012. At present, approximately 94% of the ethanol produced domestically is used and marketed to the United States, with the remaining being used and marketed worldwide, mainly in Canada. According to Credit Suisse Securities Research and Analysis, global demand for ethanol, excluding the United States, could grow at a rate of 2% to 3% annually, which equates to an additional need for 200 million to 300 million gallons of fuel grade ethanol.

According to the “Renewable Energy Top Markets for U.S. Exports 2014-2015” report by the U.S. Department of Commerce – International Trade Administration, as more countries mandate the blending of ethanol, new export opportunities for U.S. ethanol producers are emerging. Through 2015, however, Canada and Brazil will likely remain the two largest export destinations for U.S. ethanol. However, the industry is developing other markets such as Philippines, India, Mexico, South Korea and Peru. Additionally, Brazil, India and the Philippines are moving forward with higher blends of ethanol in their fuel – Brazil moved to 27% from 25%, India is moving to a 10% ethanol blend from E5 and is giving consideration to a 20% fuel blend, and the Philippines is evaluating steps to move to higher blends from their current E10 mandate.

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

In 2014, U.S. ethanol production was 13.6 billion gallons compared with production of 13.3 billion gallons in 2013. For 2014, 14.4 billion gallons of conventional biofuels blending was mandated by the Renewable Fuel Standard, or RFS II. During 2012, sugarcane ethanol imported from Brazil, which totaled approximately 530 million gallons, was one of the most economical means for certain parties to comply with an RFS II requirement to blend, in the aggregate, 2.0 billion gallons of advanced biofuels in 2012. Effective March 16, 2015, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil to 27 percent (from 25 percent) which, along with more competitively priced ethanol produced from corn, has significantly reduced U.S. ethanol imports from Brazil. According to the U.S. Department of Commerce, in the first three months of 2015, U.S. had ethanol exports, net of imports of approximately 222.7 million gallons. Domestic inventory stocks were 863 million gallons at March 31, 2015.

As of March 31, 2015, the USDA has projected the U.S. corn crop to be 14.2 billion bushels with a projected yield per acre of 171.0 bushels on 83.1 million acres harvested. This corn production is anticipated to result in corn ending stocks of 1.8 billion bushels at August 31, 2015. We believe that U.S. ethanol production levels will continue to adjust to supply and demand factors for ethanol and corn.

There may be periods of time that, due to the variability of commodity prices and compressed margins, we reduce or cease ethanol production operations at certain of our ethanol plants. The reduced production rates will increase ethanol yields and optimize cash flow in lower margin environments. In 2014 we produced ethanol at approximately 95.6% of our total daily average capacity. During the three months ended March 31, 2015, we reduced production volumes at several of our ethanol plants, which resulted in total production of approximately 92.4% of our total daily average capacity in direct response to unfavorable ethanol operating margins.

Legislation.  Federal and state governments have enacted numerous policies and incentives to encourage the usage of domestically-produced alternative fuels. RFS II has been, and we expect will continue to be, a driving factor in the growth of ethanol usage. Due to drought conditions in 2012 and claims that blending of ethanol into the motor fuel supply will be constrained by unwillingness of the market to accept greater than ten percent ethanol blends, legislation aimed at reducing or eliminating the renewable fuel use required by RFS II has been introduced into Congress.

To further drive the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current ten percent level, or E10, to a 15% level, or E15. Through a series of decisions beginning in October 2010, the EPA has granted a waiver for the use of E15 in model year 2001 and newer passenger vehicles, including cars, sport utility vehicles, and light pickup trucks. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends. On June 24, 2013 the U.S. Supreme Court declined to hear an appeal from the American Petroleum Institute and other organizations challenging the EPA’s decision to permit the sale of E15. According to the EPA, as of March 5, 2015, there were 119 gas stations in 18 states offering E15 to consumers.

The Master Limited Partnership Parity Act was introduced on April 24, 2013 in the U.S. House of Representatives as H.R. 1696 to extend the publicly-traded partnership ownership structure to renewable energy projects, including ethanol production. The legislation would provide a more level financing system and tax burden for renewable energy and fossil energy projects. H.R. 1696 did not advance out of committee during the 113th Congress; currently, the co-sponsors have not re-introduced the bill.

On April 17, 2015, the U.S. Department of Transportation announced rail safety changes for transportation of ethanol and other liquids. Effective immediately, transportation of Class 3 flammable liquids, such as ethanol, will be subject to new safety advisories, notices and an emergency order issued by the Department of Transportation, Federal Railroad Administration and Pipeline and Hazardous Materials Safety Administration. The emergency order limits trains to a maximum authorized operating speed limit when passing through highly-populated areas and carrying large amounts of ethanol or other Class 3 flammable liquids.

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

The domestic gasoline market continues to evolve as refiners are producing more conventional blendstocks for oxygenate blending, or CBOB, a sub-grade (84 octane) gasoline, which requires ethanol or other octane sources to meet the minimum octane rating requirements for the U.S. gasoline market. The demand for ethanol is also affected by the overall demand for transportation fuel. Currently, according to the EIA, total U.S. gasoline demand is approximately 136.8 billion gallons annually. The ethanol blend rate in 2014 was approximately 9.9% of total gasoline demand, or 13.5 billion gallons. Demand for transportation fuel is affected by the number of miles traveled by businesses and consumers and the fuel economy of vehicles. Consumer acceptance of E15 and E85 (85% ethanol blended) fuels and flex-fuel vehicles is one factor that may be needed before ethanol can achieve any significant growth in U.S. market share. In addition, ethanol export markets, although affected by competition from other ethanol exporters, mainly from Brazil, are expected to remain active in 2015. Overall, the U.S. ethanol industry is producing at levels to meet current domestic and export demand and ethanol prices have remained at a discount to gasoline, providing blenders and refiners with an economic incentive to blend.

BioProcess Algae Joint Venture

Our BioProcess Algae joint venture is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities. Through multiple stages of expansion, BioProcess Algae has constructed a five-acre algae farm next to our Shenandoah, Iowa ethanol plant and has been operating its Grower Harvesters™ bioreactors since 2011. The joint venture is currently focused on verification of growth rates, energy balances, capital requirements and operating expenses of the technology, which are considered to be some of the key steps to commercialization.

Critical Accounting Policies and Estimates

This disclosure is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are proper and reasonable under the circumstances. We regularly evaluate the appropriateness of estimates and assumptions used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, depreciation of property and equipment, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. See further discussion of our critical accounting policies and estimates, as well as significant accounting policies, in our annual report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

The Company will be required to adopt the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, which replaces existing revenue recognition guidance by requiring revenue recognition to reflect the transfer of promised goods or services to customers. The updated standard permits the use of either the retrospective or cumulative effect transition method. The Financial Accounting Standards Board has proposed deferral of required adoption of the amended guidance by one year, from January 1, 2017 to January 1, 2018. Early application beginning January 1, 2017 would be permitted. We have not yet selected a transition method nor have we determined the effect of the updated standard on our consolidated financial statements and related disclosures.

Effective January 1, 2016, the Company will adopt the amended guidance in ASC Topic 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments will be applied on a retrospective basis, wherein the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying the new guidance.

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

Results of Operations

Segment Results

Our operations are reported within the following four segments: (1) production of ethanol and related distillers grains, collectively referred to as ethanol production, (2) corn oil production, (3) grain handling and storage and cattle feedlot operations, collectively referred to as agribusiness, and (4) marketing, merchant trading and logistics services for Company-produced and third-party ethanol, distillers grains, corn oil and other commodities, and the operation of fuel terminal facilities, collectively referred to as marketing and distribution. Selling, general and administrative expenses, primarily consisting of compensation of corporate employees, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities. When the Company’s management evaluates segment performance, they review the information provided below, as well as segment earnings before interest, income taxes, depreciation and amortization, or EBITDA.

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

The tables below reflect selected operating segment financial information (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues:
Ethanol production:
Revenues from external customers (1)	$64,094	$(27,431)
Intersegment revenues	352,859	565,803
Total segment revenues	416,953	538,372
Corn oil production:
Revenues from external customers (1)	(13)	7
Intersegment revenues	16,809	16,384
Total segment revenues	16,796	16,391
Agribusiness:
Revenues from external customers (1)	58,334	18,241
Intersegment revenues	262,783	304,238
Total segment revenues	321,117	322,479
Marketing and distribution:
Revenues from external customers (1)	615,973	743,072
Intersegment revenues	39,375	33,465
Total segment revenues	655,348	776,537
Revenues including intersegment activity	1,410,214	1,653,779
Intersegment eliminations	(671,826)	(919,890)
Revenues as reported	$738,388	$733,889

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Three Months Ended March 31,
	2015	2014
Gross profit (loss):
Ethanol production	$(6,820)	$71,688
Corn oil production	10,385	7,815
Agribusiness	5,212	2,976
Marketing and distribution	12,154	40,716
Intersegment eliminations	4,624	(22,446)
	$25,555	$100,749
Operating income (loss):
Ethanol production	$(13,143)	$66,226
Corn oil production	10,211	7,708
Agribusiness	3,210	935
Marketing and distribution	5,608	32,494
Intersegment eliminations	4,684	(22,386)
Corporate activities	(6,466)	(6,634)
	$4,104	$78,343

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Consolidated Results

Consolidated revenues increased by $4.5 million for the three months ended March 31, 2015 compared to the same period in 2014. Revenues from sales of ethanol and distillers grains decreased by $85.7 million and $27.6 million, respectively, while revenues from sales of other grains and cattle-feeding operations increased by $69.9 million and $45.2 million, respectively. Ethanol and distillers grains revenues were affected by a decrease in average realized prices, partially offset by an increase in volumes sold. Grain revenues were impacted by an increase in volumes, partially offset by lower average realized prices. Gross profit decreased by $75.2 million for the three months ended March 31, 2015 compared to the same period in 2014 primarily as a result of decreased margins for ethanol production. Operating income decreased by $74.2 million for the three months ended March 31, 2015 compared to the same period in 2014 as a result of the factors discussed above partially offset by a $1.0 million decrease in selling, general and administrative expenses. Interest expense decreased by $0.6 million for the three months ended March 31, 2015 compared to the same period in 2014 due to lower average debt balances outstanding. Income tax benefit was $2.4 million for the three months ended March 31, 2015 compared to income tax expense of $26.5 million for the same period in 2014.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment:

	Three Months Ended March 31,
	2015	2014
Ethanol sold
(thousands of gallons)	232,493	230,772
Distillers grains sold
(thousands of equivalent dried tons)	630	636
Corn consumed
(thousands of bushels)	82,047	82,058

Revenues in the ethanol production segment decreased by $121.4 million for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to lower average ethanol and distillers grains prices realized, partially offset by higher ethanol volumes produced and sold. The ethanol production segment produced 232.5 million gallons of ethanol, which represents approximately 92.4% of daily average production capacity, during the three months ended March 31, 2015.

Cost of goods sold in the ethanol production segment decreased by $42.9 million for the three months ended March 31, 2015 compared to the same period in 2014. Corn costs decreased due to a 14% decrease in average cost per bushel and reduced corn consumption resulting from an improvement in ethanol yield during the three months ended March 31, 2015 compared to the same period in 2014. As a result of the factors identified above, gross profit and operating income for the ethanol production segment decreased by $78.5 million and $79.4 million, respectively, for the three months ended March 31, 2015 compared to the same period in 2014. Depreciation and amortization expense for the ethanol production segment was $13.4 million for the three months ended March 31, 2015 compared to $13.0 million during the same period in 2014.

Corn Oil Production Segment

Revenues in the corn oil production segment increased by $0.4 million for the three months ended March 31, 2015 compared to the same period in 2014. During the three months ended March 31, 2015, we sold 57.7 million pounds of corn oil compared to 50.6 million pounds in the same period of 2014. The average price realized for corn oil was approximately 10% lower for the first quarter of 2015 compared to the same period in 2014.

Gross profit and operating income in the corn oil production segment increased by $2.6 million and $2.5 million, respectively, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was due to the increase in revenues and decrease in cost of goods sold of $2.2 million related to lower input and processing costs during the three months ended March 31, 2015 compared to the same period in 2014.

Agribusiness Segment

Revenues in the agribusiness segment decreased by $1.4 million, and gross profit and operating income increased by $2.2 million and $2.3 million, respectively, for the three months ended March 31, 2015 compared to the same period in 2014. We sold 70.4 million bushels of grain, including 68.5 million bushels to our ethanol production segment during the three months ended March 31, 2015 compared to sales of 70.8 million bushels of grain, including 68.7 million bushels to our ethanol production segment during the same period in 2014. Revenues were impacted by a decrease in average realized prices, partially offset by an increase in revenues of $45.2 million due to the cattle-feeding operation that was acquired during the second quarter of 2014. Gross profit and operating income increased as a result of earnings on higher grain storage margins and cattle-feeding operations.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment decreased by $121.2 million for the three months ended March 31, 2015 compared to the same period in 2014. The decrease in revenues was primarily due to a combined $209.1 million decrease in ethanol and distillers grain revenues resulting from lower average realized prices, partially offset by an increase in volumes sold. The decrease in ethanol and distillers grain revenues was partially offset by an increase in other grains of $75.5 million due to increased volume activity, partially offset by lower average realized prices. In addition, revenues from the sale of natural gas to our ethanol production segment increased by $8.1 million. The marketing and distribution segment sold 275.9 million and 259.1 million gallons of ethanol during the three months ended March 31, 2015 and 2014, respectively.

Gross profit and operating income for the marketing and distribution segment decreased by $28.6 million and $26.9 million, respectively, for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to the decrease in average realized prices and margins for ethanol activity.

Intersegment Eliminations

Intersegment eliminations of revenues decreased by $248.1 million for the three months ended March 31, 2015 compared to the same period in 2014 due to the following factors: decreased corn sales from the agribusiness segment to the ethanol production segment of $40.9 million, increased natural gas sales from the marketing and distribution segment to the ethanol production segment of $8.1 million, decreased sales of distillers grains from the ethanol production segment to the marketing and distribution segment of $21.3 million, and decreased sales of ethanol from the ethanol production segment to the marketing and distribution segment of $195.4 million.

Intersegment eliminations of gross profit and operating income decreased by $27.1 million for the three months ended March 31, 2015 compared to the same period in 2014 due primarily to a decrease in ethanol inventories and decreased average margins eliminated. Ethanol is sold from the ethanol production segment to the marketing and distribution segment as it is produced and transferred into storage tanks located at each respective plant. The finished product is then sold by the marketing and distribution segment to external customers. Profit is recognized by the ethanol production segment upon sale to the marketing and distribution segment, but is eliminated from consolidated results until title to the product has been transferred to a third party. Ethanol held as inventory by the marketing and distribution segment was lower at the end of the first quarter of 2015 compared with 2014 and the average margin per gallon realized by the ethanol production segment decreased, resulting in a reduction in deferred intersegment profits during the first quarter of 2015. This was partially offset by increased intersegment profits eliminated for corn oil and distillers grains in transit to customers at the end of the first quarter of 2015 which will be recognized in future periods.

Corporate Activities

Operating income was impacted by a decrease in operating expenses for corporate activities of $0.2 million for the three months ended March 31, 2015 compared to the same period in 2014.

Income Taxes

We recorded income tax benefit of $2.4 million for the three months ended March 31, 2015 compared to income tax expense of $26.5 million for the same period in 2014. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 42.4% for the three months ended March 31, 2015 compared to 38.0% for the same period in 2014. The increase in the effective tax rate was due to comparable permanent deductions on lower amounts of income before taxes for the 2015 period compared to the 2014 period.

EBITDA

Management uses EBITDA to compare the financial performance of our business segments and to internally manage those segments. Management believes that EBITDA provides useful information to investors as a measure of comparison with peer and other companies. EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles. EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA may not be comparable with a similarly-titled measure of another company. The following sets forth the reconciliation of net income to EBITDA (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(3,318)	$43,203
Interest expense	9,158	9,759
Income tax expense (benefit)	(2,447)	26,525
Depreciation and amortization	15,381	14,627
EBITDA	$18,774	$94,114

Liquidity and Capital Resources

On March 31, 2015, we had $405.9 million in cash and equivalents, excluding restricted cash, comprised of $268.4 million held at our parent company and the remainder at our subsidiaries. We also had up to an additional $154.2 million available under revolving credit agreements at our subsidiaries at March 31, 2015, some of which was subject to borrowing base restrictions or other specified lending conditions. Funds held at our subsidiaries are generally required for their ongoing operational needs, and distributions from our subsidiaries are restricted pursuant to their credit agreements. At March 31, 2015, there were approximately $633.4 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

We incurred capital expenditures of $12.9 million in the first three months of 2015 for various projects, including $7.4 million for expansion projects for ethanol production capacity and grain storage capacity. Capital spending for the remainder of 2015 is expected to be approximately $78.1 million, which includes expansion projects for ethanol production capacity and grain storage capacity, as well as expenditures for various other projects, and is expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

Net cash  used by operating activities was $45.8 million for the three months ended March 31, 2015 compared to $50.2 million for the same period in 2014. Operating activities were affected by decreased operating profits and an increase in working capital for the three months ended March 31, 2015, primarily consisting of an increase in inventory and a decrease in accrued and other liabilities. On March 31, 2015, we had $28.6 million in margin deposits for broker margin requirements. Cash used by operating activities for the three months ended March 31, 2014 reflected cash outflows related to an increase in working capital primarily consisting of an increase in inventory and commodity hedging activity. Net cash used by investing activities was $14.7 million for the three months ended March 31, 2015, due primarily to capital expenditures at our ethanol plants. Net cash provided by financing activities was $40.8 million for the three months ended March 31, 2015. Green Plains Trade, Green Plains Cattle and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid, resulting in significant cash movements that are reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

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

We were in compliance with our debt covenants at March 31, 2015. Based upon our forecasts and the current margin environment, we believe we will maintain compliance at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results differ significantly from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

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

Debt

For additional information related to our debt, see Note 7 – Debt included herein as part of the Notes to Consolidated Financial Statements and Note 10 – Debt included as part of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2014.

Ethanol Production Segment

Our ethanol production segment has credit facilities with various lender groups that provide for term and revolving term loans to finance construction and operation of the production facilities.

During 2014, Green Plains Processing LLC issued term debt under a $225 million Term Loan B facility, which was used to repay all term loans and revolving term loans at Green Plains Bluffton, Green Plains Central City, Green Plains Ord, Green Plains Otter Tail and Green Plains Shenandoah, including the Green Plains Bluffton Revenue Bonds. The term loan has a provision that requires us to make quarterly special payments of 50% to 75% of the available free cash flow from the entity’s operations (as defined in the loan agreement), subject to certain limitations. At March 31, 2015,  the interest rate on this term debt was 6.5% and $213.2 million was outstanding.  The facility matures on June 30, 2020.

Green Plains Fairmont and Green Plains Wood River combined debt includes a $62.5 million term loan that matures on November 27, 2015. The term loan has a provision that requires us to make quarterly special payments of 50% of available free cash flow from the entity’s operations as defined in the loan agreement), subject to certain limitations. At March 31, 2015,  $38.8 million was outstanding on the term loan which is expected to be refinanced at or prior to its maturity. The term loan requires quarterly principal payments of $1.3 million.

Green Plains Holdings II debt consists of three individual amortizing term loans totaling $46.8 million and a $20.0 million revolving term loan. At March 31, 2015, $27.8 million was outstanding on the term loans and $9.0 million was outstanding on the revolving term loan. The amortizing term loans require total quarterly principal payments of $1.8 million. The final maturity date of the amortizing term loans and the revolving term loan is July 1, 2019.

Green Plains Obion debt includes a revolving term loan of $37.4 million. At March 31, 2015,  $27.4 million on the revolving term loan was outstanding. The revolving term loan matures on May 20, 2020.

Green Plains Superior debt consists of a $15.6 million revolving term loan. At March 31, 2015,  $14.4 million was outstanding on the revolving term loan. The revolving term loan matures on October 20, 2019.

Additionally, certain subsidiaries have small equipment financing loans, capital leases on equipment or facilities, or other forms of debt financing.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured revolving credit facility to provide the agribusiness segment with working capital funding subject to a borrowing base as defined in the facility. The revolving credit facility matures on August 26, 2016. The revolving credit facility includes total revolving credit commitments of $125.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $75.0 million of new lender commitments upon agent approval. The facility also allows for additional seasonal borrowings up to $50.0 million. The total commitments outstanding under the facility cannot exceed $250.0 million. At March 31, 2015,  $93.0 million on the revolving credit facility was outstanding.

Green Plains Cattle has a $100.0 million senior secured asset-based revolving credit facility to provide for working capital financing. The lender will make loans up to $100.0 million based on eligible collateral. The revolving credit facility matures on October 31, 2017. At March 31, 2015,  $87.9 million on the revolving credit facility was outstanding.

Marketing and Distribution Segment

Green Plains Trade has a senior secured asset-based revolving credit facility of up to $150.0 million, subject to a borrowing base value equal to the sum of percentages of eligible receivables and eligible inventories, less certain miscellaneous adjustments. The revolving credit facility matures on November 26, 2019. At March 31, 2015,  $58.4 million on the revolving credit facility was outstanding.

Corporate Activities

We  have issued $120.0 million of 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes, which represent senior, unsecured obligations, with interest payable on April 1 and October 1 of each year. Prior to April 1, 2018, the 3.25% Notes will not be convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment upon the occurrence of certain events, including the payment of a quarterly cash dividend that exceeds $0.04 per share. As a result, the conversion rate was recently adjusted to 48.1383 shares of common stock per $1,000 principal amount of 3.25% Notes, which is equal to a current conversion price of approximately $20.77 per share. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including calling the 3.25% Notes for redemption. We intend to satisfy conversion of the 3.25% Notes with cash for the principal amount of the debt and cash or shares of common stock for any related conversion premium.

Contractual Obligations

Our contractual obligations as of March 31, 2015 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term and short-term debt obligations (1)	$ 718,246	$ 301,570	$ 25,379	$ 156,360	$ 234,937
Interest and fees on debt obligations (2)	120,882	29,507	42,800	33,676	14,899
Operating lease obligations (3)	99,830	30,317	40,376	22,143	6,994
Purchase obligations
Forward grain purchase contracts (4)	226,003	214,889	4,048	3,419	3,647
Other commodity purchase contracts (5)	56,786	56,786	-	-	-
Other	170	89	52	29	-
Total contractual obligations	$ 1,221,917	$ 633,158	$ 112,655	$ 215,627	$ 260,477

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we had $700.2 million outstanding in debt as of March 31, 2015, $565.5 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $2.4 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally designated as normal purchase or normal sale contracts and are not recognized until quantities are delivered or utilized in production. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are deferred in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. During the three months ended March 31, 2015, revenues included net gains of $7.3 million and cost of goods sold included net losses of $0.9 million from derivative financial instruments. To the extent net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sale has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from March 31, 2015. This analysis includes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	1,020,000	Gallons	$78,166
Corn	360,000	Bushels	$72,855
Distillers grains	2,900	Tons (2)	$21,106
Natural gas	28,700	mmBTU (3)	$3,595

(1) Assumes production at full capacity.
(2) Distillers grains quantities are stated on an equivalent dried ton basis.
(3) Millions of British Thermal Units.

Corn Oil Production Segment

A sensitivity analysis has been prepared to estimate our corn oil production segment exposure to corn oil price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn oil output for a one-year period from March 31, 2015. This analysis includes the impact of risk management activities that result from our use of fixed-price sale contracts. Market risk at March 31, 2015, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $3.6 million.

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

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position, which is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices, is approximately $1.9 million and $62.6 million for grain and cattle, respectively, at March 31, 2015. Market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $0.1 million and $3.6 million for grain and cattle, respectively.

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

Item 1A.  Risk Factors.

Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2014, including the risk factors discussion in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in this report, including “Cautionary Information Regarding Forward-Looking Statements,” which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares upon the vesting of restricted stock grants to satisfy statutory minimum required payroll tax withholding obligations. The following table sets forth the shares that were surrendered by month during the first quarter of 2015.

Month	Total Number of Shares Withheld	Average Price Paid Per Share
January	-	$-
February	118,133	26.18
March	-	-
Total	118,133	$26.18

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
101

The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 30, 2015	GREEN PLAINS INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: April 30, 2015	By: /s/ Jerry L. Peters _ Jerry L. Peters Chief Financial Officer (Principal Financial Officer)