Form 10-Q
period 2015-06-30
Green Plains Inc.
filed 2015-07-31
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of July 28, 2015 was 38,086,537 shares.

GREEN PLAINS INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2015	2014

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$399,488	$425,510
Restricted cash	17,468	29,742
Accounts receivable, net of allowances of $1,335 and $1,231, respectively	116,051	138,073
Income taxes receivable	12,541	-
Inventories	215,847	254,967
Prepaid expenses and other	13,672	18,776
Deferred income taxes	-	7,495
Derivative financial instruments	37,772	36,347
Total current assets	812,839	910,910
Property and equipment, net of accumulated depreciation of $305,650 and $274,543, respectively	819,555	825,210
Goodwill	40,877	40,877
Other assets	52,957	51,560
Total assets	$1,726,228	$1,828,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$98,377	$170,199
Accrued and other liabilities	32,438	61,118
Income taxes payable	-	2,907
Unearned revenue	8,593	3,965
Short-term notes payable and other borrowings	199,591	209,886
Current maturities of long-term debt	9,289	63,465
Current deferred income taxes	1,298	-
Total current liabilities	349,586	511,540

Long-term debt	443,555	399,440
Deferred income taxes	121,009	115,235
Other liabilities	4,865	4,893
Total liabilities	919,015	1,031,108

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 45,284,888 and 44,808,982 shares issued, and 38,084,888 and 37,608,982 shares outstanding, respectively	45	45
Additional paid-in capital	573,632	569,431
Retained earnings	297,498	299,101
Accumulated other comprehensive income (loss)	1,846	(5,320)
Treasury stock, 7,200,000 shares	(65,808)	(65,808)
Total stockholders' equity	807,213	797,449
Total liabilities and stockholders' equity	$1,726,228	$1,828,557

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$744,490	$837,858	$1,482,878	$1,571,747
Cost of goods sold	697,164	759,543	1,409,997	1,392,683
Gross profit	47,326	78,315	72,881	179,064
Selling, general and administrative expenses	22,924	19,369	44,375	41,774
Operating income	24,402	58,946	28,506	137,290
Other income (expense)
Interest income	210	143	430	255
Interest expense	(10,564)	(9,704)	(19,722)	(19,463)
Other, net	(1,034)	704	(1,965)	1,734
Total other income (expense)	(11,388)	(8,857)	(21,257)	(17,474)
Income before income taxes	13,014	50,089	7,249	119,816
Income tax expense	5,222	17,775	2,775	44,299
Net income	$7,792	$32,314	$4,474	$75,517

Earnings per share:
Basic	$0.20	$0.86	$0.12	$2.14
Diluted	$0.19	$0.82	$0.11	$1.88
Weighted average shares outstanding:
Basic	38,027	37,467	37,916	35,322
Diluted	40,075	39,359	39,565	41,308

Cash dividend declared per share	$0.08	$0.04	$0.16	$0.08

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$7,792	$32,314	$4,474	$75,517
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during period, net of tax (expense) benefit of $2,470, $(12,364), $(3,327) and $72,146, respectively	(4,108)	19,671	5,558	(119,121)
Reclassification of realized (gains) losses on derivatives, net of tax expense (benefit) of $(6,031), $(36,471), $(962) and $(67,543), respectively	10,030	58,020	1,608	111,521
Total other comprehensive income (loss), net of tax	5,922	77,691	7,166	(7,600)
Comprehensive income	$13,714	$110,005	$11,640	$67,917

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$4,474	$75,517
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	31,081	29,362
Amortization of debt issuance costs and debt discount	3,668	4,549
Deferred income taxes	11,323	9,463
Stock-based compensation	1,054	3,037
Undistributed equity in loss of affiliates	2,159	871
Other	104	52
Changes in operating assets and liabilities before effects of business combinations:
Accounts receivable	21,918	(6,509)
Inventories	39,120	29,018
Derivative financial instruments	10,033	(26,232)
Prepaid expenses and other assets	5,220	1,599
Accounts payable and accrued liabilities	(100,228)	2,461
Current income taxes	(13,021)	24,035
Unearned revenues	4,628	2,854
Other	1,671	936
Net cash provided by operating activities	23,204	151,013

Cash flows from investing activities:
Purchases of property and equipment	(28,690)	(28,935)
Acquisition of businesses, net of cash acquired	-	(23,900)
Investments in unconsolidated subsidiaries	(3,309)	(3,277)
Net cash used by investing activities	(31,999)	(56,112)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	178,400	443,767
Payments of principal on long-term debt	(188,744)	(419,699)
Proceeds from short-term borrowings	1,568,129	1,782,974
Payments on short-term borrowings	(1,577,555)	(1,822,904)
Payments of cash dividends	(6,077)	(2,893)
Change in restricted cash	12,275	(12,084)
Payments of loan fees	(4,289)	(6,286)
Proceeds from exercises of stock options	634	3,576
Net cash used by financing activities	(17,227)	(33,549)

Net change in cash and cash equivalents	(26,022)	61,352
Cash and cash equivalents, beginning of period	425,510	272,027
Cash and cash equivalents, end of period	$399,488	$333,379

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Six Months Ended June 30,
	2015	2014

Supplemental disclosures of cash flow:
Cash paid for income taxes	$4,552	$7,790
Cash paid for interest	$19,114	$18,117

Supplemental investing and financing activities:
Assets acquired in acquisitions and mergers	$-	$25,611
Less: liabilities assumed	-	(1,711)
Net assets acquired	$-	$23,900

Common stock issued for conversion of 5.75% Notes	$-	$89,950

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

The Company routinely enters into fixed-price, physical-delivery energy commodity purchase and sale agreements. In certain instances, the Company intends to settle these transactions by transferring its obligations to other counterparties rather than by physical delivery. These transactions are reported net as a component of revenues. Revenues also include realized gains and losses on related derivative financial instruments, ineffectiveness on cash flow hedges, and reclassifications of realized gains and losses on effective cash flow hedges from accumulated other comprehensive income (loss).

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

By using derivatives to hedge exposures to changes in commodity prices, the Company has exposures on these derivatives to credit and market risk. The Company is exposed to credit risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. The Company minimizes its credit risk by entering into transactions with high quality counterparties, limiting the amount of financial exposure it has with each counterparty, and monitoring the financial condition of its counterparties. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices or interest rates. The Company manages market risk by incorporating monitoring parameters within its risk management strategy that limit the types of derivative instruments and derivative strategies the Company uses, and the degree of market risk that may be undertaken by the use of derivative instruments.

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

Recent Accounting Pronouncements

The Company will be required to adopt the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, which replaces existing revenue recognition guidance by requiring revenue recognition to reflect the transfer of promised goods or services to customers. The updated standard permits the use of either the retrospective or cumulative effect transition method. The Financial Accounting Standards Board has approved deferral of required adoption of the amended guidance by one year, from January 1, 2017 to January 1, 2018. Early application beginning January 1, 2017 is permitted. The Company has not yet selected a transition method nor has it determined the effect of the updated standard on its consolidated financial statements and related disclosures.

Effective January 1, 2016, the Company will adopt the amended guidance in ASC Topic 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amended guidance will be applied on a retrospective basis, wherein the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying the new guidance.

Effective January 1, 2017, the Company will adopt the amended guidance in ASC Topic 330, Inventory: Simplifying the Measurement of Inventory. The amended guidance requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amended guidance will be applied prospectively.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The following tables set forth the Company’s assets and liabilities by level (in thousands):

	Fair Value Measurements at June 30, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total

Assets:
Cash and cash equivalents	$399,488	$-	$-	$399,488
Restricted cash	17,468	-	-	17,468
Margin deposits	15,037	-	(15,037)	-
Inventories carried at market	-	13,979	-	13,979
Unrealized gains on derivatives	11,519	21,968	4,285	37,772
Total assets measured at fair value	$443,512	$35,947	$(10,752)	$468,707

Liabilities:
Unrealized losses on derivatives	$8,261	$12,592	$(10,752)	$10,101
Total liabilities measured at fair value	$8,261	$12,592	$(10,752)	$10,101

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total

Assets:
Cash and cash equivalents	$425,510	$-	$-	$425,510
Restricted cash	29,742	-	-	29,742
Margin deposits	24,488	-	(24,488)	-
Inventories carried at market	-	36,411	-	36,411
Unrealized gains on derivatives	11,877	18,111	6,359	36,347
Other assets	118	3	-	121
Total assets measured at fair value	$491,735	$54,525	$(18,129)	$528,131

Liabilities:
Unrealized losses on derivatives	$18,129	$28,082	$(18,129)	$28,082
Total liabilities measured at fair value	$18,129	$28,082	$(18,129)	$28,082

The Company believes the fair value of its debt approximated $654.3 million compared to a book value of $652.4 million at June 30, 2015 and the fair value of its debt approximated $676.5 million compared to a book value of $672.8 million at December 31, 2014. The Company estimates the fair value of its outstanding debt using Level 2 inputs. The Company believes the fair values of its accounts receivable and accounts payable approximated book value, which were $116.1 million and $98.4 million, respectively, at June 30, 2015 and $138.1 million and $170.2 million, respectively, at December 31, 2014.

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Ethanol production:
Revenues from external customers (1)	$38,856	$(71,054)	$102,950	$(98,486)
Intersegment revenues	411,582	603,529	764,441	1,169,332
Total segment revenues	450,438	532,475	867,391	1,070,846
Corn oil production:
Revenues from external customers (1)	-	(7)	(13)	-
Intersegment revenues	17,027	20,381	33,836	36,765
Total segment revenues	17,027	20,374	33,823	36,765
Agribusiness:
Revenues from external customers (1)	78,642	33,488	136,976	51,729
Intersegment revenues	264,935	347,116	527,718	651,354
Total segment revenues	343,577	380,604	664,694	703,083
Marketing and distribution:
Revenues from external customers (1)	626,992	875,431	1,242,965	1,618,504
Intersegment revenues	31,887	34,595	71,262	68,060
Total segment revenues	658,879	910,026	1,314,227	1,686,564
Revenues including intersegment activity	1,469,921	1,843,479	2,880,135	3,497,258
Intersegment eliminations	(725,431)	(1,005,621)	(1,397,257)	(1,925,511)
Revenues as reported	$744,490	$837,858	$1,482,878	$1,571,747

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Gross profit (loss):
Ethanol production	$24,284	$35,171	$17,464	$106,859
Corn oil production	9,625	10,931	20,010	18,746
Agribusiness	4,006	2,499	9,218	5,475
Marketing and distribution	10,714	9,899	22,868	50,615
Intersegment eliminations	(1,303)	19,815	3,321	(2,631)
	$47,326	$78,315	$72,881	$179,064
Operating income (loss):
Ethanol production	$18,230	$30,111	$5,087	$96,337
Corn oil production	9,567	10,874	19,778	18,582
Agribusiness	2,258	1,269	5,468	2,205
Marketing and distribution	4,564	4,391	10,172	36,885
Intersegment eliminations	(1,303)	19,815	3,381	(2,571)
Corporate activities	(8,914)	(7,514)	(15,380)	(14,148)
	$24,402	$58,946	$28,506	$137,290

The following table sets forth revenues by product line (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Ethanol	$468,998	$618,386	$913,299	$1,148,427
Distillers grains	128,503	143,695	237,891	280,687
Corn oil	19,619	22,196	38,700	39,328
Grain	53,688	44,172	152,774	73,372
Cattle	66,287	3,431	111,478	3,431
Other	7,395	5,978	28,736	26,502
	$744,490	$837,858	$1,482,878	$1,571,747

The following table sets forth total assets by operating segment (in thousands):

	June 30,	December 31,
	2015	2014

Total assets:
Ethanol production	$875,086	$983,289
Corn oil production	31,990	31,405
Agribusiness	230,037	234,626
Marketing and distribution	264,795	305,675
Corporate assets	334,207	290,123
Intersegment eliminations	(9,887)	(16,561)
	$1,726,228	$1,828,557

4.  INVENTORIES

Inventories are carried at the lower of cost or market, except grain held for sale and fair value hedged inventories, which are valued at market value. The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2015	2014

Finished goods	$43,820	$34,639
Grain held for sale	6,653	23,027
Raw materials	39,000	78,095
Work-in-process	104,719	100,221
Supplies and parts	21,655	18,985
	$215,847	$254,967

5.  GOODWILL

The Company did not have any changes in the carrying amount of goodwill, which was $40.9 million, during the six months ended June 30, 2015. Goodwill of $30.3 million is attributable to the ethanol production segment and $10.6 million is attributable to the marketing and distribution segment.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2015, the Company’s consolidated balance sheet reflects unrealized gains, net of tax, of $1.8 million in accumulated other comprehensive income. The Company expects that all of the unrealized gains at June 30, 2015 will be reclassified into operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in operating income, however, will differ as commodity prices change.

Fair Values of Derivative Instruments

The following table provides information about the fair values of the Company’s derivative financial instruments and the line items on the consolidated balance sheets in which the fair values are reflected (in thousands):

	Asset Derivatives'				Liability Derivatives'
	Fair Value				Fair Value
	June 30,		December 31,		June 30,	December 31,
	2015		2014		2015	2014

Derivative financial instruments (1)	$22,735	(2)	$11,859	(3)	$-	$-
Other assets	-		3		-	-
Accrued and other liabilities	-		-		10,101	28,082
Total	$22,735		$11,862		$10,101	$28,082

(1) Derivative financial instruments as reflected on the consolidated balance sheets are net of related margin deposit assets of $15.0 million and $24.5 million at June 30, 2015 and December 31, 2014, respectively.

(2) Balance at June 30, 2015 includes $1.2 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

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

Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The following tables provide information about gains or losses recognized in income and other comprehensive income on the Company’s derivative financial instruments and the line items in the consolidated financial statements in which such gains and losses are reflected (in thousands):

Gains (Losses) on Derivative Instruments Not	Three Months Ended June 30,		Six Months Ended June 30,
Designated in a Hedging Relationship	2015	2014	2015	2014
Revenues	$3,617	$(4,884)	$(166)	$13,366
Cost of goods sold	(11,233)	3,560	(18,209)	2,398
Net increase (decrease) recognized in earnings before tax	$(7,616)	$(1,324)	$(18,375)	$15,764

Gains (Losses) Due to Ineffectiveness	Three Months Ended June 30,		Six Months Ended June 30,
of Cash Flow Hedges	2015	2014	2015	2014

Revenues	$(28)	$264	$(59)	$(82)
Cost of goods sold	494	(1,610)	23	(750)
Net increase (decrease) recognized in earnings before tax	$466	$(1,346)	$(36)	$(832)

Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
into Net Income	2015	2014	2015	2014

Revenues	$(8,141)	$(125,177)	$3,708	$(213,323)
Cost of goods sold	(7,920)	30,686	(6,278)	34,259
Net increase (decrease) recognized in earnings before tax	$(16,061)	$(94,491)	$(2,570)	$(179,064)

Effective Portion of Cash Flow Hedges Recognized in	Three Months Ended June 30,		Six Months Ended June 30,
Other Comprehensive Income (Loss)	2015	2014	2015	2014

Commodity Contracts	$(6,578)	$32,035	$8,885	$(191,267)

Gains (Losses) from Fair Value	Three Months Ended June 30,		Six Months Ended June 30,
Hedges of Inventory	2015	2014	2015	2014
Cost of goods sold (effect of change in inventory value)	$(1,002)	$(693)	$(2,370)	$2,453
Cost of goods sold (effect of fair value hedge)	817	729	3,900	(2,049)
Ineffectiveness recognized in earnings before tax	$(185)	$36	$1,530	$404

There were no gains or losses due to the discontinuance of cash flow hedge or fair value hedge treatment during the three and six months ended June 30, 2015 and 2014.

The following table summarizes volumes of open commodity derivative positions as of June 30, 2015 (in thousands):

June 30, 2015
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity

Futures	(12,220)				Bushels	Corn, Soybeans and Wheat
Futures	6,400	(3)			Bushels	Corn
Futures	80,556				Gallons	Ethanol
Futures	(93,660)	(3)			Gallons	Ethanol
Futures	(5,473)				mmBTU	Natural Gas
Futures	(2,540)	(4)			mmBTU	Natural Gas
Futures	2,600				Pounds	Cattle
Futures	(17,800)	(3)			Pounds	Cattle
Futures	12				Barrels	Crude Oil
Futures	(4,140)				Pounds	Soybean Oil
Options	622				Bushels	Corn, Soybeans and Wheat
Options	4,506				Gallons	Ethanol
Options	(35,544)				Pounds	Cattle
Options	(80)				Barrels	Crude Oil
Options	6,540				Pounds	Soybean Oil
Options	77				mmBTU	Natural Gas
Forwards			24,094	(9,223)	Bushels	Corn and Soybeans
Forwards			4,950	(198,922)	Gallons	Ethanol
Forwards			135	(423)	Tons	Distillers Grains
Forwards			16,513	(90,146)	Pounds	Corn Oil
Forwards			8,047	(5,134)	mmBTU	Natural Gas

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.
(4)	Futures used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $2.4 million and $7.7 million for the three and six months ended June 30, 2015, respectively, and net losses of $0.2 million and $1.3 million for the three and six months ended June 30, 2014, respectively, on energy trading contracts.

7.  DEBT

The principal balances of the components of long-term debt are as follows (in thousands):

	June 30,	December 31,
	2015	2014

Green Plains Fairmont and Green Plains Wood River:
$62.5 million term loan	$-	$40,000
Green Plains Holdings II:
$46.8 million term loans	-	29,510
$20.0 million revolving term loan	-	6,000
Green Plains Obion:
$37.4 million revolving term loan	-	27,400
Green Plains Processing:
$345.0 million term loan	321,840	213,775
Green Plains Superior:
$15.6 million revolving term loan	-	15,025
Corporate:
$120.0 million convertible notes	103,072	100,845
Other	27,932	30,350
Total long-term debt	452,844	462,905
Less: current portion of long-term debt	(9,289)	(63,465)
Long-term debt	$443,555	$399,440

Short-term notes payable and other borrowings at June 30, 2015 included working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $81.4 million, $47.0 million and $71.2 million, respectively. Short-term notes payable and other borrowings at December 31, 2014 included working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $77.0 million, $37.0 million and $95.9 million, respectively.

Ethanol Production Segment

During the second quarter of 2015, Green Plains Processing LLC (“Green Plains Processing”), a wholly-owned subsidiary of the Company, amended its senior secured credit facility to increase the outstanding borrowings by $120.0 million. The proceeds were primarily used to refinance debt outstanding, with maturity dates ranging from November 2015 to May 2020, at certain of the Company’s subsidiaries (that are now subsidiaries of the Green Plains Processing), which include Green Plains Holdings II LLC, Green Plains Obion LLC, Green Plains Superior LLC, Green Plains Fairmont LLC and Green Plains Wood River LLC, to pay fees and expenses in connection therewith and for general corporate purposes.

The $345.0 million senior secured credit facility is guaranteed by the Company and each of the subsidiaries of Green Plains Processing, and secured by the stock and substantially all of the assets of Green Plains Processing and its subsidiaries. The credit facility bears interest at a rate equal to 5.5% plus LIBOR, subject to a 1.0% floor. At June 30, 2015, the interest rate on this term debt was 6.5%. Commencing in the third quarter of 2015, scheduled principal payments are $0.9 million each quarter. The terms of the credit facility require the Borrower to maintain a maximum total leverage ratio at the end of each fiscal quarter of not more than 4.00 to 1.00, initially, decreasing to 3.25 to 1.00 over the life of the credit facility. The terms of the credit facility also require a minimum fixed charge coverage ratio of 1.25 to 1.00. The credit facility has a provision that requires the Company to make quarterly special payments of 50% to 75% of the available free cash flow from the entity’s operations subject to certain limitations.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility with various lenders to provide for working capital financing. The lenders will make loans up to the maximum commitment based on eligible collateral. The amount of eligible collateral is determined by a calculated borrowing base value equal to the sum of percentages of eligible cash, eligible receivables and eligible inventories, less certain miscellaneous adjustments. Advances are subject to interest charges at a rate per annum equal to the LIBOR rate plus 2.25% or the base rate plus 3.25%.  The revolving credit facility matures on August 26, 2016. The revolving credit facility includes total revolving credit commitments of $125.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $75.0 million of new lender commitments upon agent approval. The facility also allows for additional seasonal borrowings up to $50.0 million. The total commitments outstanding under the facility cannot exceed $250.0 million.

As security for the Green Plains Grain revolving credit facility, the lenders received a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries within the agribusiness segment. The terms of the credit facility include various affirmative covenants and negative covenants, including maintenance of working capital of $19.4 million for 2015 and maintenance of tangible net worth of $26.3 million for 2015. The credit facility also includes a capital expenditure limitation of $8.0 million annually, plus any equity contributions from the Company and any unused amount from the previous year.  In addition, the credit facility requires maintenance of a fixed charge coverage ratio at the end of each fiscal quarter of 1.25 to 1.00 and an annual leverage ratio at the end of each fiscal quarter of 6.00 to 1.00. This revolving credit facility also contains restrictions on distributions with respect to capital stock, with exceptions for distributions of up to 40% of net profit before tax, subject to certain conditions.

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

As security for the Green Plains Cattle revolving credit facility, the lenders received a first priority lien on certain cash, inventory, accounts receivable, property and equipment and other assets owned by Green Plains Cattle. The terms of the credit facility include affirmative covenants and negative covenants, including maintenance of working capital of $15.0 million for 2015, maintenance of net worth of $20.3 million for 2015 and maintenance of a total debt to tangible net worth ratio of 3.50 to 1.00. The credit facility also includes an annual capital expenditure limitation of $3.0 million, plus any unused amount from the previous year.

Marketing and Distribution Segment

Green Plains Trade has a $150.0 million senior secured asset-based revolving credit facility with various lenders to provide for working capital financing. The lenders will make loans up to $150.0 million based on eligible collateral. The amount of eligible collateral is determined by a calculated borrowing base value equal to the sum of percentages of eligible receivables and eligible inventories, less certain miscellaneous adjustments. The outstanding balance, if any, is subject to interest charges at the lender’s floating base rate plus the applicable margin or LIBOR plus the applicable margin. The revolving credit facility matures on November 26, 2019. In addition to other customary covenants, this revolving credit facility contains restrictions on distributions with respect to capital stock, with exceptions for distributions with respect to tax obligations, subject to certain conditions, whereby distributions may be made in an amount up to 50% of net income if (a) undrawn availability under this facility, on a pro forma basis, is greater than $10.0 million for the preceding 30 days and (b) as of the date of the distribution, the borrower would be in compliance with the fixed charge coverage ratio on a pro forma basis. The loan agreement includes affirmative covenants and negative covenants including maintenance of a fixed charge coverage ratio of 1.15 to 1.00 and capital expenditure limitation of $1.0 million annually. At June 30, 2015, Green Plains Trade had $11.1 million presented as restricted cash on the consolidated balance sheet, the use of which was restricted for repayment towards the outstanding loan balance.

Corporate Activities

In September 2013, the Company issued $120.0 million of 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes. The 3.25% Notes represent senior, unsecured obligations of the Company, with interest payable on April 1 and October 1 of each year. At the time the Company issued the 3.25% Notes, it was only permitted to settle conversions with shares of its common stock. The Company received shareholder approval at its 2014 annual meeting, held in the second quarter, to allow for flexible settlement which gives it the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company intends to satisfy conversion of the 3.25% Notes with cash for the principal amount of the debt and cash or shares of common stock for any related conversion premium. The 3.25% Notes contain liability and equity components which were bifurcated and accounted for separately. The liability component of the 3.25% Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.21% effective interest rate, which was determined by considering the rate of return investors would require for comparable debt of the Company without conversion rights. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 3.25% Notes, resulting in the initial recognition of $24.5 million as debt discount costs recorded in additional paid-in capital. The carrying amount of the 3.25% Notes will be accreted to the principal amount over the remaining term to maturity, and the Company will record a corresponding amount of noncash interest expense. Additionally, the Company incurred debt issuance costs of $5.1 million related to the 3.25% Notes and allocated $4.0 million of debt issuance costs to the liability component of the 3.25% Notes. These costs will be amortized to noncash interest expense over the five-year term of the 3.25% Notes. Prior to April 1, 2018, the 3.25% Notes will not be convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment upon the occurrence of certain events, including the payment of a quarterly cash dividend that exceeds $0.04 per share. As a result, the conversion rate was recently adjusted to  48.1992  shares of common stock per $1,000 principal amount of 3.25% Notes, which is equal to a current conversion price of approximately $20.75 per share. In addition, the Company may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the Company calling the 3.25% Notes for redemption.

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

Covenant Compliance

The Company, including all of its subsidiaries, was in compliance with its debt covenants as of June 30, 2015.

Capitalized Interest

The Company had $218 thousand and $393 thousand in capitalized interest during the three and six months ended June 30, 2015.

Restricted Net Assets

At June 30, 2015, there were approximately $701.5 million of  net assets at the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

The following table summarizes exercisable stock option activity for the six months ended June 30, 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2014	339,750	$10.82	3.1	$4,763
Granted	-	-	-	-
Exercised	(32,300)	19.79	-	282
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at June 30, 2015	307,450	$9.88	2.8	$5,356
Exercisable at June 30, 2015 (1)	307,450	$9.88	2.8	$5,356

(1) Includes in-the-money options totaling 307,450 shares at a weighted-average exercise price of $9.88.

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

The following table summarizes non-vested stock award and deferred stock unit activity for the six months ended June 30, 2015:

	Non-Vested Shares and Deferred Stock Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Non-Vested at December 31, 2014	678,504	$16.18
Granted	473,289	27.03
Forfeited	-	-
Vested	(381,528)	15.91
Non-Vested at June 30, 2015	770,265	$22.98	2.2

Compensation costs expensed for share-based payment plans described above during the three and six months ended June 30, 2015 were approximately $2.6 million and $4.3 million, respectively, and during the three and six months ended June 30, 2014 were approximately $1.2 million and $4.5 million, respectively. At June 30, 2015, there were $15.0 million of unrecognized compensation costs from share-based compensation arrangements, which are related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.2 years. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements generally would approximate 37.5% of these expense amounts.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Basic EPS:
Net income	$7,792	$32,314	$4,474	$75,517
Weighted average shares outstanding - basic	38,027	37,467	37,916	35,322
EPS - basic	$0.20	$0.86	$0.12	$2.14

Diluted EPS:
Net income	$7,792	$32,314	$4,474	$75,517
Interest and amortization on convertible debt, net of tax effect:
5.75% Notes	-	-	-	576
3.25% Notes	-	-	-	1,379
Net income - diluted	$7,792	$32,314	$4,474	$77,472

Weighted average shares outstanding - basic	38,027	37,467	37,916	35,322
Effect of dilutive convertible debt:
5.75% Notes	-	-	-	2,029
3.25% Notes	1,881	1,675	1,480	3,716
Effect of dilutive stock-based compensation awards	167	217	169	241
Weighted average shares outstanding - diluted	40,075	39,359	39,565	41,308

EPS - diluted	$0.19	$0.82	$0.11	$1.88

Excluded from the computations of diluted EPS for the six months ended June 30, 2015 were stock-based compensation awards totaling 6 thousand shares because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the Company’s common stock during the period.

10.  STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance, December 31, 2014	44,809	$45	$569,431	$299,101	$(5,320)	7,200	$(65,808)	$797,449
Net income	-	-	-	4,474	-	-	-	4,474
Cash dividends declared	-	-	-	(6,077)	-	-	-	(6,077)
Other comprehensive income, before reclassification	-	-	-	-	5,558	-	-	5,558
Amounts reclassified from accum. other comprehensive income	-	-	-	-	1,608	-	-	1,608
Other comprehensive income, net of tax	-	-	-	-	7,166	-	-	7,166
Stock-based compensation	444	-	3,567	-	-	-	-	3,567
Stock options exercised	32	-	634	-	-	-	-	634
Balance, June 30, 2015	45,285	$45	$573,632	$297,498	$1,846	7,200	$(65,808)	$807,213

Amounts reclassified from accumulated other comprehensive income for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Statements of Operations
	2015	2014	2015	2014	Classification

Gains (losses) on cash flow hedges:
Ethanol commodity derivatives	$(8,141)	$(125,177)	$3,708	$(213,323)	Revenues
Corn commodity derivatives	(7,920)	30,686	(6,278)	34,259	Cost of goods sold
Total	(16,061)	(94,491)	(2,570)	(179,064)	Income (loss) before income taxes
Income tax expense (benefit)	(6,031)	(36,471)	(962)	(67,543)	Income tax expense (benefit)
Amounts reclassified from accumulated other comprehensive income (loss)	$(10,030)	$(58,020)	$(1,608)	$(111,521)

11.  INCOME TAXES

The Company records income tax expense or benefit during interim periods based on its best estimate of the annual effective tax rate. Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.

Income tax expense for the  three and six months ended June 30, 2015 was $5.2 million and $2.8 million, respectively, compared to $17.8 million and $44.3 million, respectively, for the same periods in 2014. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 40.1% and 38.3% for the three and six months ended June 30, 2015 respectively, and 35.5% and 37.0% for the three and six months ended June 30, 2014, respectively. The increase in the effective tax rate was due to comparable permanent differences on lower amounts of income before taxes for the 2015 period compared to the 2014 period.

The amount of unrecognized tax benefits for uncertain tax positions was $0.3 million as of June 30, 2015 and December 31, 2014. Recognition of these benefits would have a favorable impact on the Company’s effective tax rate.

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

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The Company incurred lease expenses of $8.6 million and $16.9 million during the three and six months ended June 30, 2015, respectively, and $4.6 million and $11.2 million during the three and six months ended June 30, 2014, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2015 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount

2015	$15,381
2016	27,008
2017	16,961
2018	13,880
2019	10,033
Thereafter	8,928
Total	$92,191

Commodities

As of June 30, 2015 the Company had contracted for future purchases of grain, corn oil, natural gas, crude oil, ethanol, distillers grains and cattle valued at approximately $336.4 million.

Legal

The Company is currently involved in litigation that has arisen in the ordinary course of business, but it does not believe that any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

13. RELATED PARTY TRANSACTIONS

Commercial Contracts

Three subsidiaries of the Company have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon F. Glade, President and Chief Executive Officer of AXIS Capital, is a member of the Company’s Board of Directors. In March 2014, a subsidiary of the Company entered into $1.4 million of new equipment financing agreements with AXIS Capital with monthly payments beginning in April 2014. Totals of $1.1 million and $1.2 million were included in debt at June 30, 2015 and December 31, 2014, respectively, under these financing arrangements. Payments, including principal and interest, totaled $69 thousand and $138 thousand during the three and six months ended June 30, 2015, respectively, and $88 thousand and $124 thousand during the three and six months ended June 30, 2014, respectively. The weighted average interest rate for the financing agreements with AXIS Capital was 6.8%.

Aircraft Lease

Effective January 1, 2015, the Company entered into two agreements with an entity controlled by Wayne B. Hoovestol for the lease of two aircrafts. Mr. Hoovestol is Chairman of the Company’s Board of Directors. In total, the Company agreed to pay $9,766 per month for combined use of up to 125 hours per year of the aircrafts. Any flight time in excess of 125 hours per year will incur additional hourly-based charges. These agreements replaced prior agreements with entities controlled by Mr. Hoovestol for the lease of two aircrafts for $15,834 per month for use of up to 125 hours per year, with any flight time in excess of 125 hours resulting in additional hourly-based charges. During the three and six months ended June 30, 2015, payments related to these leases totaled $47 thousand and $104 thousand, respectively, and during the three and six months ended June 30, 2014, payments related to the aircraft lease totaled $68 thousand and $99 thousand, respectively. The Company had no outstanding payables as of June 30, 2015 and approximately $2 thousand in outstanding payables related to these agreements at December 31, 2014.

14. SUBSEQUENT EVENTS

Initial Public Offering of Subsidiary

On July 1, 2015, Green Plains Partners LP (the “Partnership”), a newly-formed subsidiary of the Company, closed its initial public offering (the “Offering”). In conjunction with the Offering, the Company contributed its downstream ethanol transportation and storage assets to the Partnership. A total of 11.5 million common units representing limited partner interests of the Partnership, which included 1.5 million common units pursuant to the underwriters’ overallotment option, were sold in the Offering at a price to the public of $15.00 per common unit. The Partnership received net proceeds of approximately $157.9 million from the Offering, after deducting the underwriting discount, structuring fees and offering expenses. The Partnership used the net proceeds to make a distribution to the Company of $155.3 million, pay origination fees under the Partnership’s new revolving credit facility and for general partnership purposes. After completion of the Offering, the Company, together with its subsidiaries, owns a 62.5% limited partner interest and a 2% general partner interest in the Partnership and the public owns the remaining 35.5% limited partner interest in the Partnership. As such, the Company will consolidate the Partnership in its financial statements in future periods. In connection with the closing of the Offering, the Partnership entered into a new $100.0 million revolving credit facility, as described below under Liquidity and Capital Resources – Initial Public Offering, and the Company entered into certain fee-based arrangements with the Partnership, as described in the Company’s current report on Form 8-K dated July 6, 2015.

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

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2014 and in Item 1A of Part II of this quarterly report on Form 10-Q for the quarter ended June 30, 2015. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we operate, commodity market risks including those that may result from current weather conditions, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation, risks related to closing and achieving anticipated results from acquisitions, risks associated with merchant trading, risks associated with the operations of a cattle-feeding business, risks associated with the joint venture to commercialize algae production and the growth potential of the algal biomass industry, and other risk factors detailed in our reports filed with the U.S. Securities and Exchange Commission, or SEC.  Also in relation to the initial public offering, or Offering, of common units representing limited partnership interests in our newly-formed subsidiary, Green Plains Partners LP, or the Partnership, which closed subsequent to the quarter ended June 30, 2015, additional risks include, but are not limited to, compliance with contractual obligations required in connection with the Partnership, potential tax consequences related to our investment in the Partnership and risks disclosed in the Partnership’s SEC filings and associated with the operation of the Partnership as a separate, publicly-traded entity.

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

We intend to continue to take a disciplined approach in evaluating new opportunities related to potential acquisition of additional ethanol plants by considering whether the plants meet our design, engineering, valuation and geographic criteria. We have begun to implement certain expansion projects at our ethanol plants to utilize the strategic location and capacity of these assets to cost-effectively increase our annual production. In our marketing and distribution segment, we intend to expand our marketing efforts by entering into new or renewed contracts with other ethanol producers and realize additional profit margins by optimizing our commodity logistics. In addition, within our recently-formed subsidiary, Green Plains Partners LP, our strategy is to build or acquire additional fuel terminal facilities to generate incremental distributable cash flow. In 2013, we began to implement a plan to realign our agribusiness operations by adding grain storage capacity located at or near our ethanol plants to take advantage of our current infrastructure and enhance our corn origination and trading capabilities. We intend to continue to add grain storage capacity with the goal of owning approximately 50 million bushels of total storage capacity by the end of 2015. We also intend to pursue opportunities to develop or acquire additional grain elevators, specifically those located near our ethanol plants. We believe that owning additional grain handling and storage operations in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers, allowing us to source corn more effectively and at a lower average cost. We will also consider acquisitions of additional cattle feedlot operations. We have majority ownership in a joint venture that is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities.

Initial Public Offering of Subsidiary

On July 1, 2015, our newly-formed Partnership closed its initial public offering. In conjunction with the Offering, we contributed our downstream ethanol transportation and storage assets to the Partnership. A total of 11.5 million common units representing limited partner interests of the Partnership, which included 1.5 million common units pursuant to the underwriters’ overallotment option, were sold in the Offering at a price to the public of $15.00 per common unit. The Partnership received net proceeds of approximately $157.9 million from the Offering, after deducting the underwriting discount, structuring fees and offering expenses. The Partnership used the net proceeds (i) to make a distribution to us, (ii) to pay origination fees under the Partnership’s new revolving credit facility and (iii) for general partnership purposes. After completion of the Offering, we, together with our subsidiaries, own a 62.5% limited partner interest and a 2% general partner interest in the Partnership and the public owns the remaining 35.5% limited partner interest in the Partnership. In connection with the closing of the Offering, the Partnership entered into a new $100.0 million revolving credit facility, as described below under Liquidity and Capital Resources – Initial Public Offering, and we entered into certain fee-based arrangements with the Partnership, as described in our current report on Form 8-K dated July 6, 2015.

Ethanol Industry Dynamics

U.S. Supply and Demand

Since 2001, according to the U.S. Energy Information Administration, or EIA, U.S. fuel ethanol consumption has increased at a rate of over 15% per year, from 1.7 billion gallons in 2001 to over 13.6 billion gallons in 2014. In addition to government regulations which mandate the use of ethanol in blending, ethanol acts as both an octane enhancer and fuel stock extender. According to Ethanol Producer Magazine, as of July 10, 2015, there were 214 ethanol plants within the United States, capable of producing 15.5 billion gallons a year. Further, the fuel ethanol production market is fairly fragmented with the top five producers, with us being the fourth largest, accounting for approximately 40% of overall production.

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

Led by the United States, global ethanol production has grown significantly over recent years, as approximately 30 countries either mandate or incentivize ethanol and bio-diesel blending for motor fuels. Annual reported global production has increased from approximately 5.0 billion gallons in 2001 to approximately 24.6 billion gallons in 2014, according to the EIA. We believe ethanol, as a proportion of total transportation fuels, will continue to experience increasing global demand due to a continuing focus on reducing reliance on petroleum-based transportation fuels.

In 2010, the United States became the world's leading supplier of ethanol, according to the EIA. In 2014, U.S. ethanol imports were approximately 75 million gallons and exports were approximately 850 million gallons. In 2013, the United States imported approximately 400 million gallons and exported approximately 600 million gallons of ethanol. U.S. ethanol exports were approximately 730 million gallons and imports were approximately 560 million gallons for 2012. At present, approximately 94% of the ethanol produced domestically is used and marketed to the United States, with the remaining being used and marketed worldwide, with Canada as the largest export market. According to Credit Suisse Securities Research and Analysis, global demand for ethanol, excluding the United States, could grow at a rate of 2% to 3% annually, which equates to an additional need for 200 million to 300 million gallons of fuel grade ethanol.

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

In 2014, U.S. ethanol production was 14.3 billion gallons compared with production of 13.3 billion gallons in 2013. For 2014, 14.4 billion gallons of conventional biofuels blending was mandated by the Renewable Fuel Standard, or RFS II. During 2012, sugarcane ethanol imported from Brazil, which totaled approximately 530 million gallons, was one of the most economical means for certain parties to comply with an RFS II requirement to blend, in the aggregate, 2.0 billion gallons of advanced biofuels in 2012. Effective March 16, 2015, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil to 27 percent (from 25 percent) which, along with more competitively priced ethanol produced from corn, has significantly reduced U.S. ethanol imports from Brazil. According to the U.S. Department of Commerce, in the first five months of 2015, U.S. had ethanol exports, net of imports of approximately 355.0 million gallons. Domestic inventory stocks were 820 million gallons at June 30, 2015.

As of June 30, 2015, the USDA has projected the U.S. corn crop for 2016 to be 13.5 billion bushels with a projected yield per acre of 166.8 bushels on 81.1 million acres harvested. This corn production is anticipated to result in corn ending stocks of 1.6 billion bushels at August 31, 2016. We believe that U.S. ethanol production levels will continue to adjust to supply and demand factors for ethanol and corn.

There may be periods of time that, due to the variability of commodity prices and compressed margins, we reduce or cease ethanol production operations at certain of our ethanol plants. The reduced production rates will increase ethanol yields and optimize cash flow in lower margin environments. In 2014 we produced ethanol at approximately 95.6% of our total daily average capacity. During the six months ended June 30, 2015, we reduced production volumes at several of our ethanol plants, which resulted in total production of approximately 93.2% of our total daily average capacity in direct response to unfavorable ethanol operating margins.

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

To further drive the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current ten percent level, or E10, to a 15% level, or E15. Through a series of decisions beginning in October 2010, the EPA has granted a waiver for the use of E15 in model year 2001 and newer passenger vehicles, including cars, sport utility vehicles, and light pickup trucks. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends. On June 24, 2013 the U.S. Supreme Court declined to hear an appeal from the American Petroleum Institute and other organizations challenging the EPA’s decision to permit the sale of E15. According to the EPA, as of June 10, 2015, there were 129 gas stations in 19 states offering E15 to consumers.

On April 17, 2015, the U.S. Department of Transportation, or DOT, announced rail safety changes for transportation of ethanol and other liquids. Effective immediately, transportation of Class 3 flammable liquids, such as ethanol, will be subject to new safety advisories, notices and an emergency order issued by the DOT, Federal Railroad Administration and Pipeline and Hazardous Materials Safety Administration. The emergency order limits trains to a maximum authorized operating speed limit when passing through highly-populated areas and carrying large amounts of ethanol or other Class 3 flammable liquids.

On May 1, 2015, the DOT in coordination with Transport Canada, announced the final rule, “Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains.” The rule calls for an enhanced tank car standard known as the DOT specification 117, or DOT-117 tank car, and establishes a schedule beginning in May 2017 for retrofitting or replacing older tank cars carrying crude oil and ethanol. U.S. and Canadian shippers will have until May 1, 2023 to phase out or upgrade older DOT-111 tank cars in ethanol service. Shippers will have until July 1, 2023 to retrofit or replace non-jacketed CPC-1232 tank cars, and until May 1, 2025 to retrofit or replace jacketed CPC-1232 tank cars, transporting ethanol in the U.S. and Canada. The rule also establishes new braking standards that are intended to reduce the severity of accidents and the so-called “pile-up effect.” Under prescribed circumstances, new operational protocols apply including reduced speed, routing requirements and local government notifications. In addition, companies that offer hazardous material for transportation must develop more accurate classification protocols.

Industry Fundamentals.  The ethanol industry is supported by a number of market fundamentals that drive its long-term outlook and extend beyond the short-term margin environment. Following the EPA’s approval, the industry is working to broadly introduce E15 into the retail fuel market. The RFS II statutory mandate level for conventional biofuels for 2015 is 15.0 billion gallons and for 2014 was 14.4 billion gallons, which approximated 2014 domestic production levels. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS II mandate.

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

Recent Accounting Pronouncements

The Company will be required to adopt the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, which replaces existing revenue recognition guidance by requiring revenue recognition to reflect the transfer of promised goods or services to customers. The updated standard permits the use of either the retrospective or cumulative effect transition method. The Financial Accounting Standards Board has approved deferral of required adoption of the amended guidance by one year, from January 1, 2017 to January 1, 2018. Early application beginning January 1, 2017 is permitted. We have not yet selected a transition method nor have we determined the effect of the updated standard on our consolidated financial statements and related disclosures.

Effective January 1, 2016, the Company will adopt the amended guidance in ASC Topic 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amended guidance will be applied on a retrospective basis, wherein the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying the new guidance.

Effective January 1, 2017, the Company will adopt the amended guidance in ASC Topic 330, Inventory: Simplifying the Measurement of Inventory. The amended guidance requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amended guidance will be applied prospectively.

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

In June 2014, within our agribusiness segment, we acquired the assets of a cattle-feeding business with capacity to support 70,000 head of cattle and 3.8 million bushels of grain storage capacity.

The tables below reflect selected operating segment financial information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Ethanol production:
Revenues from external customers (1)	$38,856	$(71,054)	$102,950	$(98,486)
Intersegment revenues	411,582	603,529	764,441	1,169,332
Total segment revenues	450,438	532,475	867,391	1,070,846
Corn oil production:
Revenues from external customers (1)	-	(7)	(13)	-
Intersegment revenues	17,027	20,381	33,836	36,765
Total segment revenues	17,027	20,374	33,823	36,765
Agribusiness:
Revenues from external customers (1)	78,642	33,488	136,976	51,729
Intersegment revenues	264,935	347,116	527,718	651,354
Total segment revenues	343,577	380,604	664,694	703,083
Marketing and distribution:
Revenues from external customers (1)	626,992	875,431	1,242,965	1,618,504
Intersegment revenues	31,887	34,595	71,262	68,060
Total segment revenues	658,879	910,026	1,314,227	1,686,564
Revenues including intersegment activity	1,469,921	1,843,479	2,880,135	3,497,258
Intersegment eliminations	(725,431)	(1,005,621)	(1,397,257)	(1,925,511)
Revenues as reported	$744,490	$837,858	$1,482,878	$1,571,747

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Gross profit (loss):
Ethanol production	$24,284	$35,171	$17,464	$106,859
Corn oil production	9,625	10,931	20,010	18,746
Agribusiness	4,006	2,499	9,218	5,475
Marketing and distribution	10,714	9,899	22,868	50,615
Intersegment eliminations	(1,303)	19,815	3,321	(2,631)
	$47,326	$78,315	$72,881	$179,064
Operating income (loss):
Ethanol production	$18,230	$30,111	$5,087	$96,337
Corn oil production	9,567	10,874	19,778	18,582
Agribusiness	2,258	1,269	5,468	2,205
Marketing and distribution	4,564	4,391	10,172	36,885
Intersegment eliminations	(1,303)	19,815	3,381	(2,571)
Corporate activities	(8,914)	(7,514)	(15,380)	(14,148)
	$24,402	$58,946	$28,506	$137,290

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Consolidated Results

Consolidated revenues decreased by $93.4 million for the three months ended June 30, 2015 compared to the same period in 2014. Revenues from sales of ethanol and distillers grains decreased by $149.4 million and $15.2 million, respectively, while revenues from sales of cattle and grains increased by $62.9 million and $9.5 million, respectively. Ethanol and distillers grains revenues were affected by a decrease in average realized prices. Grain revenues were impacted by an increase in volumes, partially offset by lower average realized prices. Gross profit decreased by $31.0 million for the three months ended June 30, 2015 compared to the same period in 2014 primarily as a result of decreased margins for ethanol production. Operating income decreased by $34.5 million for the three months ended June 30, 2015 compared to the same period in 2014 as a result of the factors discussed above as well as a  $3.6 million increase in selling, general and administrative expenses. Interest expense increased by $0.9 million for the three months ended June 30, 2015 compared to the same period in 2014 due to higher average debt balances outstanding. Income tax expense  was $5.2 million for the three months ended June 30, 2015 compared to $17.8 million for the same period in 2014.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment:

	Three Months Ended June 30,
	2015	2014

Ethanol sold
(thousands of gallons)	238,737	241,871
Distillers grains sold
(thousands of equivalent dried tons)	631	653
Corn consumed
(thousands of bushels)	84,162	86,140

Revenues in the ethanol production segment decreased by $82.0 million for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to lower average ethanol and distillers grains prices realized, as well as lower volumes produced and sold. The ethanol production segment produced 238.7 million gallons of ethanol, which represents approximately 93.9% of daily average production capacity, during the three months ended June 30, 2015.

Cost of goods sold in the ethanol production segment decreased by $71.2 million for the three months ended June 30, 2015 compared to the same period in 2014. Corn costs decreased due to a 22% decrease in average cost per bushel and reduced corn consumption resulting from an improvement in ethanol yield during the three months ended June 30, 2015 compared to the same period in 2014. As a result of the factors identified above, gross profit and operating income for the ethanol production segment decreased by $10.9 million and $11.9 million, respectively, for the three months ended June 30, 2015 compared to the same period in 2014. Depreciation and amortization expense for the ethanol production segment was $13.5 million for the three months ended June 30, 2015 compared to $12.8 million during the same period in 2014.

Corn Oil Production Segment

Revenues in the corn oil production segment decreased by $3.3 million for the three months ended June 30, 2015 compared to the same period in 2014. During the three months ended June 30, 2015, we sold 62.4 million pounds of corn oil compared to 58.0 million pounds in the same period of 2014. The average price realized for corn oil was approximately 22% lower for the second quarter of 2015 compared to the same period in 2014.

Gross profit and operating income in the corn oil production segment decreased by $1.3 million for the three months ended June 30, 2015 compared to the same period in 2014. The decrease was due to the decrease in revenues and decrease in cost of goods sold of $2.0 million related to lower input and processing costs during the three months ended June 30, 2015 compared to the same period in 2014.

Agribusiness Segment

Revenues in the agribusiness segment decreased by $37.0 million, and gross profit and operating income increased by $1.5 million and $1.0 million, respectively, for the three months ended June 30, 2015 compared to the same period in 2014. We sold 73.0 million bushels of grain, including 70.5 million bushels to our ethanol production segment during the three months ended June 30, 2015 compared to sales of 77.4 million bushels of grain, including 72.4 million bushels to our ethanol production segment during the same period in 2014. Revenues were impacted by a decrease in average realized prices and volumes sold, partially offset by an increase in revenues of $62.9 million due to the cattle-feeding operation that was acquired during the second quarter of 2014. Gross profit and operating income increased as a result of higher volumes of grain storage.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment decreased by $251.1 million for the three months ended June 30, 2015 compared to the same period in 2014. The decrease in revenues was primarily due to a combined $274.7 million decrease in ethanol and distillers grains revenues resulting from lower average realized prices.  The decrease in ethanol and distillers grains revenues was partially offset by an increase in other grain revenues of $27.4 million due to increased volume activity, partially offset by lower average realized prices. The marketing and distribution segment sold 299.7 million and 303.5 million gallons of ethanol during the three months ended June 30, 2015 and 2014, respectively.

Gross profit and operating income for the marketing and distribution segment increased by $0.8 million and $0.2 million, respectively, for the three months ended June 30, 2015 compared to the same period in 2014, primarily due to an increase in profits from merchant trading activity.

Intersegment Eliminations

Intersegment eliminations of revenues decreased by $280.2 million for the three months ended June 30, 2015 compared to the same period in 2014 due to the following factors: decreased corn sales from the agribusiness segment to the ethanol production segment of $82.0 million, decreased sales of distillers grains from the ethanol production segment to the marketing and distribution segment of $9.5 million and decreased sales of ethanol from the ethanol production segment to the marketing and distribution segment of $182.8 million.

Intersegment eliminations of gross profit and operating income increased by $21.1 million for the three months ended June 30, 2015 compared to the same period in 2014 due primarily to  decreased average margins realized during the second quarter of 2015 compared to 2014. Ethanol is sold from the ethanol production segment to the marketing and distribution segment as it is produced and transferred into storage tanks located at each respective plant. The finished product is then sold by the marketing and distribution segment to external customers. Profit is recognized by the ethanol production segment upon sale to the marketing and distribution segment, but is eliminated from consolidated results until title to the product has been transferred to a third party.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $1.4 million for the three months ended June 30, 2015 compared to the same period in 2014.

Income Taxes

We recorded income tax expense of $5.2 million for the three months ended June 30, 2015 compared to income tax expense of $17.8 million for the same period in 2014. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 40.1% for the three months ended June 30, 2015 compared to 35.5% for the same period in 2014. The increase in the effective tax rate was due to comparable permanent differences on lower amounts of income before taxes for the 2015 period compared to the 2014 period.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Consolidated Results

Consolidated revenues decreased by $88.9 million for the six months ended June 30, 2015 compared to the same period in 2014. Revenues from sales of ethanol and distillers grains decreased by $235.1 million and $42.8 million, respectively, while revenues from sales of cattle and grains increased by $108.0 million and $79.4 million, respectively. Ethanol and distillers grains revenues were affected by a decrease in average realized prices, partially offset by an increase in volumes sold. Grain revenues were impacted by an increase in volumes, partially offset by lower average realized prices. Gross profit decreased by $106.2 million for the six months ended June 30, 2015 compared to the same period in 2014 primarily as a result of decreased margins for ethanol production. Operating income decreased by $108.8 million for the six months ended June 30, 2015 compared to the same period in 2014 as a result of the factors discussed above as well as a  $2.6 million increase in selling, general and administrative expenses. Interest expense increased by $0.3 million for the six months ended June 30, 2015 compared to the same period in 2014 due to slightly higher average debt balances outstanding. Income tax expense was $2.8 million for the six months ended June 30, 2015 compared to $44.3 million for the same period in 2014.

The following discussion of segment results provides greater detail on period-to-period results.

Ethanol Production Segment

The table below presents key operating data within our ethanol production segment:

	Six Months Ended June 30,
	2015	2014

Ethanol sold
(thousands of gallons)	471,230	472,643
Distillers grains sold
(thousands of equivalent dried tons)	1,260	1,290
Corn consumed
(thousands of bushels)	166,209	168,198

Revenues in the ethanol production segment decreased by $203.5 million for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to lower average ethanol and distillers grains prices realized. The ethanol production segment produced 471.2 million gallons of ethanol, which represents approximately 93.2% of daily average production capacity, during the six months ended June 30, 2015.

Cost of goods sold in the ethanol production segment decreased by $114.1 million for the six months ended June 30, 2015 compared to the same period in 2014. Corn costs decreased due to a 19% decrease in average cost per bushel and reduced corn consumption resulting from an improvement in ethanol yield during the six months ended June 30, 2015 compared to the same period in 2014. As a result of the factors identified above, gross profit and operating income for the ethanol production segment decreased by $89.4 million and $91.3 million, respectively, for the six months ended June 30, 2015 compared to the same period in 2014. Depreciation and amortization expense for the ethanol production segment was $26.9 million for the six months ended June 30, 2015 compared to $25.8 million during the same period in 2014.

Corn Oil Production Segment

Revenues in the corn oil production segment decreased by $2.9 million for the six months ended June 30, 2015 compared to the same period in 2014. During the six months ended June 30, 2015, we sold 120.1 million pounds of corn oil compared to 108.5 million pounds in the same period of 2014. The average price realized for corn oil was approximately 17% lower for the six months ended June 30, 2015 compared to the same period in 2014.

Gross profit and operating income in the corn oil production segment increased by $1.3 million and $1.2 million, respectively, for the six months ended June 30, 2015 compared to the same period in 2014. The increase was due to a  decrease in cost of goods sold of $4.2 million related to lower input and processing costs, partially offset by the decrease in revenues during the six months ended June 30, 2015 compared to the same period in 2014.

Agribusiness Segment

Revenues in the agribusiness segment decreased by $38.4 million, and gross profit and operating income increased by $3.7 million and $3.3 million, respectively, for the six months ended June 30, 2015 compared to the same period in 2014. We sold 143.4 million bushels of grain, including 139.0 million bushels to our ethanol production segment during the six months ended June 30, 2015 compared to sales of 146.7 million bushels of grain, including 139.6 million bushels to our ethanol production segment during the same period in 2014. Revenues were impacted by a decrease in average realized prices and volumes sold, partially offset by an increase in revenues of $108.0 million due to the cattle-feeding operation that was acquired during the second quarter of 2014. Gross profit and operating income increased as a result of higher volumes of grain storage and cattle-feeding operations.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment decreased by $372.3 million for the six months ended June 30, 2015 compared to the same period in 2014. The decrease in revenues was primarily due to a combined $483.8 million decrease in ethanol and distillers grains revenues resulting from lower average realized prices, partially offset by an increase in volumes sold. The decrease in ethanol and distillers grains revenues was partially offset by an increase in other grains of $103.0 million due to increased volume activity, partially offset by lower average realized prices. The marketing and distribution segment sold 575.6 million and 562.7 million gallons of ethanol during the six months ended June 30, 2015 and 2014, respectively.

Gross profit and operating income for the marketing and distribution segment decreased by $27.7 million and $26.7 million, respectively, for the six months ended June 30, 2015 compared to the same period in 2014, primarily due to the decrease in average realized prices and margins for ethanol activity.

Intersegment Eliminations

Intersegment eliminations of revenues decreased by $528.3 million for the six months ended June 30, 2015 compared to the same period in 2014 due to the following factors: decreased corn sales from the agribusiness segment to the ethanol production segment of $122.9 million, decreased sales of distillers grains from the ethanol production segment to the marketing and distribution segment of $30.8 million and decreased sales of ethanol from the ethanol production segment to the marketing and distribution segment of $378.3 million.

Intersegment eliminations of gross profit and operating income decreased by $6.0 million for the six months ended June 30, 2015 compared to the same period in 2014 due primarily to decreased average margins eliminated during the first and second quarters of 2015 compared to 2014. Ethanol is sold from the ethanol production segment to the marketing and distribution segment as it is produced and transferred into storage tanks located at each respective plant. The finished product is then sold by the marketing and distribution segment to external customers. Profit is recognized by the ethanol production segment upon sale to the marketing and distribution segment, but is eliminated from consolidated results until title to the product has been transferred to a third party.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $1.2 million for the six months ended June 30, 2015 compared to the same period in 2014.

Income Taxes

We recorded income tax expense of $2.8 million for the six months ended June 30, 2015 compared to income tax expense of $44.3 million for the same period in 2014. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 38.3% for the six months ended June 30, 2015 compared to 37.0% for the same period in 2014. The increase in the effective tax rate was due to comparable permanent differences on lower amounts of income before taxes for the 2015 period compared to the 2014 period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$7,792	$32,314	$4,474	$75,517
Interest expense	10,564	9,704	19,722	19,463
Income tax expense	5,222	17,775	2,775	44,299
Depreciation and amortization	15,700	14,735	31,081	29,362
EBITDA	$39,278	$74,528	$58,052	$168,641

Liquidity and Capital Resources

On June 30, 2015, we had $399.5 million in cash and equivalents, excluding restricted cash, comprised of $289.6 million held at our parent company and the remainder at our subsidiaries. We also had up to an additional $175.4 million available under revolving credit agreements at our subsidiaries at June 30, 2015, some of which was subject to borrowing base restrictions or other specified lending conditions. Funds held at our subsidiaries are generally required for their ongoing operational needs, and distributions from our subsidiaries are restricted pursuant to their credit agreements. At June 30, 2015, there were approximately $701.5 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

In conjunction with the closing of the Offering on July 1, 2015, the Partnership received net proceeds of $157.9 million, of which $155.3 million was paid to us as a distribution.  The Company entered into certain fee-based arrangements with the Partnership, as described in the Company’s current report on Form 8-K dated July 6, 2015. In addition, the Partnership entered into a new $100.0 million revolving credit facility, as described below, to provide available funds for working capital, acquisitions, distributions, capital expenditures and other general Partnership purposes.

We incurred capital expenditures of $28.4 million in the first six months of 2015 for various projects, including expansion projects of approximately $13.0 million for ethanol production capacity and $5.3 million for grain storage capacity. Capital spending for the remainder of 2015 is expected to be approximately $45.6 million, which includes additional expansion projects for ethanol production capacity  of $31.2 million and grain storage capacity of $1.9 million, as well as expenditures for various other projects, and is expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

Net cash provided by operating activities was $23.2 million for the six months ended June 30, 2015 compared to $151.0 million for the same period in 2014. Operating activities were affected by decreased operating profits and an increase in working capital for the six months ended June 30, 2015, primarily consisting of a decrease in  accounts payable and accrued liabilities. Cash provided by operating activities for the six months ended June 30, 2014 reflected a decrease in working capital, primarily consisting of a decrease in finished goods inventory and an increase in accrued and other liabilities. Net cash used by investing activities was $32.0 million for the six months ended June 30, 2015, due primarily to capital expenditures at our ethanol plants. Net cash used by financing activities was $17.2 million for the six months ended June 30, 2015. Green Plains Trade, Green Plains Cattle and Green Plains Grain utilize revolving credit facilities to finance working capital requirements. These facilities are frequently drawn upon and repaid, resulting in significant cash movements that are reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

Our business is highly impacted by commodity prices, including prices for corn, ethanol, distillers grains and natural gas. We attempt to reduce the market risk associated with fluctuations in commodity prices through the use of derivative financial instruments. Sudden changes in commodity prices may require cash deposits with brokers or margin calls. Depending on our open derivative positions, we may require significant liquidity with little advanced notice to meet margin calls. On June 30, 2015, we had $15.0 million in margin deposits for broker margin requirements. We continuously monitor our exposure to margin calls and believe that we will continue to maintain adequate liquidity to cover such margin calls from operating results and borrowings. Increases in grain prices and hedging activity have led to more frequent and larger margin calls.

We were in compliance with our debt covenants at June 30, 2015. Based upon our forecasts and the current margin environment, we believe we will maintain compliance at each of our subsidiaries for the upcoming twelve months, or if necessary have sufficient liquidity available on a consolidated basis to resolve a subsidiary’s noncompliance. No assurance can be provided that actual operating results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event actual results differ significantly from our forecasts and a subsidiary is unable to comply with its respective debt covenants, the subsidiary’s lenders may determine that an event of default has occurred. Upon the occurrence of an event of default, and following notice, the lenders may terminate any commitment and declare the entire unpaid balance due and payable.

In August 2013, our Board of Directors initiated a quarterly cash dividend. We have paid a quarterly cash dividend since this initial authorization and anticipate declaring a cash dividend in future quarters on a regular basis; however, future declarations of dividends are subject to Board approval and may be adjusted as our cash position, business needs or market conditions change.

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

Ethanol Production Segment

During the second quarter of 2015, Green Plains Processing LLC, our wholly-owned subsidiary, amended its senior secured credit facility to increase the outstanding borrowings by $120 million, bringing the total commitment to $345 million. The proceeds were used to repay existing term loans and revolving term loans with a combined total outstanding balance of $117.3 million at the end of first quarter of 2015, as follows:

•	Green Plains Fairmont and Green Plains Wood River debt included a $62.5 million term loan that was scheduled to mature on November 27, 2015.
•	Green Plains Holdings II debt included three individual amortizing term loans totaling $46.8 million and a $20.0 million revolving term loan that were all scheduled to mature July 1, 2019.
•	Green Plains Obion debt included a revolving term loan of $37.4 million that was scheduled to mature on May 20, 2020.
•	Green Plains Superior debt included a $15.6 million revolving term loan that was scheduled to mature on October 20, 2019.

The $345 million Term Loan B facility is secured by the twelve ethanol production facilities, including their corn oil production assets, and matures on June 30, 2020. The facility bears interest at a rate equal to 5.5% plus LIBOR, subject to a 1.0% floor. At June 30, 2015, the interest rate on this term debt was 6.5% and $321.8 million was outstanding. Commencing in the third quarter of 2015, scheduled principal payments are $0.9 million each quarter. Available free cash flow may be distributed to us after a  quarterly free cash flow payment is made to the lenders, subject to certain limitations, as defined in the loan agreement.

Additionally, certain subsidiaries have small equipment financing loans, capital leases on equipment or facilities, or other forms of debt financing.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured revolving credit facility to provide the agribusiness segment with working capital funding subject to a borrowing base as defined in the facility. The revolving credit facility matures on August 26, 2016. The revolving credit facility includes total revolving credit commitments of $125.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $75.0 million of new lender commitments upon agent approval. The facility also allows for additional seasonal borrowings up to $50.0 million. The total commitments outstanding under the facility cannot exceed $250.0 million. At June 30, 2015, $47.0 million on the revolving credit facility was outstanding.

Green Plains Cattle has a $100.0 million senior secured asset-based revolving credit facility to provide for working capital financing. The lender will make loans up to $100.0 million based on eligible collateral. The revolving credit facility matures on October 31, 2017. At June 30, 2015, $81.4 million on the revolving credit facility was outstanding.

Marketing and Distribution Segment

Green Plains Trade has a senior secured asset-based revolving credit facility of up to $150.0 million, subject to a borrowing base value equal to the sum of percentages of eligible receivables and eligible inventories, less certain miscellaneous adjustments. The revolving credit facility matures on November 26, 2019. At June 30, 2015, $71.2 million on the revolving credit facility was outstanding.

Corporate Activities

We  have issued $120.0 million of 3.25% Convertible Senior Notes due 2018, or the 3.25% Notes, which represent senior, unsecured obligations, with interest payable on April 1 and October 1 of each year. Prior to April 1, 2018, the 3.25% Notes will not be convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment upon the occurrence of certain events, including the payment of a quarterly cash dividend that exceeds $0.04 per share. As a result, the conversion rate was recently adjusted to 48.1992 shares of common stock per $1,000 principal amount of 3.25% Notes, which is equal to a current conversion price of approximately $20.75 per share. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including calling the 3.25% Notes for redemption. We intend to satisfy conversion of the 3.25% Notes with cash for the principal amount of the debt and cash or shares of common stock for any related conversion premium.

Initial Public Offering

On July 1, 2015, in connection with the closing of the Offering, Green Plains Operating Company LLC, a subsidiary of the Partnership, entered into an agreement for a 5-year, $100.0 million revolving credit facility to provide available funds for working capital, acquisitions, distributions, capital expenditures and other general Partnership purposes. This credit facility may be increased by up to an aggregate of $50.0 million without the consent of the lenders and is available for revolving loans, including a sublimit of $15.0 million for swing line loans and a sublimit of $15.0 million for letters of credit.

The obligations under this credit facility are secured by a first priority lien on (i) the capital stock of the Partnership’s present and future subsidiaries, (ii) all of the Partnership’s present and future personal property, including, but not limited to, investment property, general intangibles and contract rights, including rights under any agreements with Green Plains Trade, and (iii) all proceeds and products of the equity interests of the Partnership’s present and future subsidiaries and the Partnership’s personal property. The Company and the Partnership, and each of the Partnership’s existing subsidiaries and future domestic subsidiaries, also guarantee this credit facility.

Loans under this credit facility will bear interest at a floating rate based upon our maximum consolidated net leverage ratio equal to either (a) a base rate plus a range from 75 to 175 basis points per annum or (b) a LIBOR rate, plus a range of 175 to 275 basis points. The base rate is established as the highest of (i) the rate which Bank of America, N.A. announces, from time to time, as its prime lending rate, (ii) daily one-month LIBOR plus 100 basis points per annum and (iii) the federal funds rate plus 50 basis points per annum.

Contractual Obligations

Our contractual obligations as of June 30, 2015 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term and short-term debt obligations (1)	$ 669,362	$ 208,880	$ 9,088	$ 428,985	$ 22,409
Interest and fees on debt obligations (2)	139,949	32,838	52,025	43,070	12,016
Operating lease obligations (3)	92,191	29,759	36,718	20,649	5,065
Purchase obligations
Forward grain purchase contracts (4)	263,039	252,453	4,021	3,170	3,395
Other commodity purchase contracts (5)	73,356	73,356	-	-	-
Other	117	37	52	28	-
Total contractual obligations	$ 1,238,014	$ 597,323	$ 101,904	$ 495,902	$ 42,885

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans that bear variable interest rates. Specifically, we had $652.4 million outstanding in debt as of June 30, 2015, $521.4 million of which is variable-rate in nature. Interest rates on our variable-rate debt are determined based upon the market interest rate of either the lender’s prime rate or LIBOR, as applicable. A 10% change in interest rates would affect our interest cost on such debt by approximately $2.8 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

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

We focus on locking in operating margins based on a model that continually monitors market prices of corn, natural gas and other input costs against prices for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts and derivative financial instruments. As a result of this approach, we frequently have gains on derivative financial instruments that are conversely offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally designated as normal purchase or normal sale contracts and are not recognized until quantities are delivered or utilized in production. For cash flow hedges, any ineffectiveness is recognized in current period results, while other unrealized gains and losses are deferred in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. During the three and six months ended June 30, 2015, revenues included net losses of $4.6 million and net gains of $3.5 million, respectively, and cost of goods sold included net losses of $17.8 million and $20.6 million, respectively, from derivative financial instruments. To the extent net gains or losses from settled derivative instruments are related to hedging current period production, they are generally offset by physical commodity purchases or sales resulting in the realization of the intended operating margins. However, our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments at the reporting period when the physical commodity purchase or sale has not yet occurred since they are designated as a normal purchase or normal sale.

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

Ethanol Production Segment

A sensitivity analysis has been prepared to estimate our ethanol production segment exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas requirements, and ethanol and distillers grains output for a one-year period from June 30, 2015. This analysis includes the impact of risk management activities that result from our use of fixed-price purchase and sale contracts and derivatives. The results of this analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price

Ethanol	1,076,000	Gallons	$98,840
Corn	380,000	Bushels	$97,049
Distillers grains	3,040	Tons (2)	$20,953
Natural gas	30,174	mmBTU (3)	$4,855

(1) Estimated volumes reflect anticipated expansion of production capacity at our ethanol plants and assumes production at full capacity.

(2) Distillers grains quantities are stated on an equivalent dried ton basis.

(3) Millions of British Thermal Units.

Corn Oil Production Segment

A sensitivity analysis has been prepared to estimate our corn oil production segment exposure to corn oil price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn oil output for a one-year period from June 30, 2015. This analysis includes the impact of risk management activities that result from our use of fixed-price sale contracts. Market risk at June 30, 2015, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $3.5 million.

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

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position (exclusive of basis risk). Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position, which is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices, is approximately $5.9 million and $34.2 million for grain and cattle, respectively, at June 30, 2015. Market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $0.4 million and $2.1 million for grain and cattle, respectively.

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

Item 1A.  Risk Factors.

Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2014, and in this quarterly report on Form 10-Q, including the risk factors discussion in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in this report, including “Cautionary Information Regarding Forward-Looking Statements,” which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should also carefully consider the discussion of risks with the Partnership under the heading “Risk Factors” and other information in the Prospectus of the Partnership dated June 25, 2015. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. The following risk factors supplement and/or update risk factors previously disclosed and should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

Railcars used to transport ethanol and other fuels may need to be retrofitted or replaced to meet new rail safety standards.

The U.S. ethanol industry has long relied on railroads to deliver its product to market. The Partnership has approximately 2,200 leased railcars. On May 1, 2015, the U.S. Department of Transportation, or DOT, through its Pipeline and Hazardous Materials Safety Administration and Federal Railroad Administration, and in coordination with Transport Canada, announced the final rule, “Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains.” The rule calls for an enhanced tank car standard known as the DOT specification 117, or DOT-117 tank car, and establishes a schedule for retrofitting or replacing older tank cars carrying crude oil and ethanol. The rule also establishes new braking standards that are intended to reduce the severity of accidents and the so-called “pile-up effect.” Under prescribed circumstances, new operational protocols apply including reduced speed, routing requirements and local government notifications. In addition, companies that offer hazardous material for transportation must develop more accurate classification protocols. These regulations will result in upgrades or replacements of our railcars and may have an adverse effect on our operations as lease costs for railcars may increase and we agreed under the rail transportation services agreement with the Partnership to reimburse the Partnership for any such costs of retrofit. Additionally, existing railcars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product.

Risks Related to Our Ownership of the Partnership

We depend upon the Partnership for a substantial portion of our ethanol and fuel storage, terminal and transportation service needs and have obligations for minimum volume commitments in our commercial agreements with the Partnership.

We depend upon the Partnership for a substantial portion of our ethanol and fuel storage, terminal and transportation service needs and have obligations for minimum volume commitments in long-term, fee-based commercial agreements with our subsidiaries. These commercial agreements have an initial term ranging from one year to ten years and our storage and throughput agreement and certain of our terminaling agreements with the Partnership include minimum quarterly volume commitments and inflation escalators. If we fail to meet the minimum volume commitment during any calendar quarter, we will be required to make a shortfall payment quarterly to the Partnership equal to the volume of the shortfall multiplied by the applicable fee.

The Partnership’s operations are subject to all of the risks and operational hazards inherent in the operation of ethanol assets and ethanol transportation, including: damages to its storage facilities, fuel terminal facilities and railcars and surrounding properties caused by floods, fires, severe weather, explosions and other natural disasters and acts of terrorism; mechanical or structural failures at the Partnership’s facilities or at third-party facilities on which its operations are dependent; curtailments of operations relative to severe seasonal weather; inadvertent damage to our facilities from construction, farm and utility equipment; and other hazards. Any of these events or factors could result in severe damage or destruction to the Partnership’s assets or the temporary or permanent shut-down of the Partnership’s facilities. If the Partnership is unable to serve our storage and transportation needs, our ability to operate our business could be adversely impacted, which could adversely affect our financial condition and results of operations.

In addition, we own 4,389,642 common units and 15,889,642 subordinated units, representing an aggregate 62.5% limited partner interest, and a 2% general partner interest in the Partnership. The inability of the Partnership to continue operations, perform under its commercial arrangements with our subsidiaries or the occurrence of any of these risks or operational hazards, could also adversely impact the value of our investment in the Partnership and, because the Partnership is a consolidated entity, our business, financial condition and results of operations.

The Partnership may not have sufficient available cash to pay any quarterly distribution on its units.

The Partnership may not have sufficient available cash from operating surplus each quarter to enable it to pay the minimum quarterly distribution. The amount of cash it can distribute on its units principally depends upon the amount of cash generated from its operations, which will fluctuate from quarter to quarter based on, among other things: the volume of ethanol and other fuels the Partnership handles; the fees with respect to the volumes and capacity that the Partnership handles; the Partnership’s entitlement to payments associated with the minimum commitments under the Partnership’s commercial agreements with our subsidiaries; timely payments under the commercial agreement by our subsidiaries and other third parties; and prevailing economic conditions. In addition, the actual amount of cash the Partnership will have available for distribution will depend on other factors, some of which are beyond its control, including: the amount of the Partnership’s operating expenses and general and administrative expenses, including reimbursements to us in respect of those expenses; the level of capital expenditures the Partnership makes; the cost of acquisitions and organic growth projects, if any; the Partnership’s debt service requirements and other liabilities; fluctuations in the Partnership’s working capital needs; the Partnership’s ability to borrow funds and access capital markets; restrictions in the Partnership’s new revolving credit facility and other debt service requirements; the amount of cash reserves established by us; and other business risks affecting our cash levels.

In addition, if the Partnership issues additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that the Partnership will be unable to maintain or increase its per unit distribution level. There are no limitations in the partnership agreement of the Partnership on its ability to issue additional units, including units ranking senior to the outstanding units. The incurrence of additional borrowings or other debt to finance the Partnership’s growth strategy would result in increased interest expense, which, in turn, may impact the cash that it has available to distribute to its unitholders, including us.

Increases in interest rates could adversely impact the price of the units, the Partnership’s ability to issue equity or incur debt to expand or other purposes and its ability to make cash distributions at its intended levels.

The Partnership has exposure to increases in interest rates. Borrowings under the Partnership’s new revolving credit facility bear interest at LIBOR, plus an applicable margin. As a result, if the Partnership makes any borrowings in the future, its financial condition, results of operations, cash flows and ability to make distributions to its unitholders, including us, could be adversely affected by significant increases in interest rates.

As with other yield-oriented securities, the Partnership’s unit price is impacted by the level of its cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in the Partnership, and a rising interest rate environment could have an adverse impact on the price of the units, the Partnership’s ability to issue equity or incur debt for acquisitions or other purposes and its ability to make cash distributions at intended levels, which could adversely impact the value of our investment in the Partnership.

We will be required to pay taxes on our share of taxable income from the Partnership, regardless of the amount of cash distributions we receive from the Partnership.

The unitholders of the Partnership, including us, generally have to include, for purposes of calculating their U.S. federal, state and local income taxes, their share of any taxable income of the Partnership, regardless of whether such unitholders receive cash distributions from the Partnership. We ultimately may not receive cash distributions from the Partnership equal to our share of the taxable income of the Partnership or even equal to the actual tax due with respect to that income.

We will incur increased costs as a result of owning and operating a publicly-traded partnership.

As a result of owning and operating the Partnership, we will incur significant legal, accounting and other expenses, in addition to those we already separately incur as a publicly-traded company. We expect to have increased legal and financial compliance costs as a result of complying with SEC and NASDAQ requirements. For example, within one year of its initial listing on NASDAQ, the Partnership is required to have at least three independent directors, create an audit committee and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal controls over financial reporting. In addition, we will incur additional costs associated with officer liability insurance under a separate policy from our corporate director and officer insurance. We have estimated $2.0 million of annual incremental costs associated with the Partnership being a publicly-traded partnership. However, it is possible that the actual incremental costs of being a publicly-traded partnership will be higher than currently estimated.

All of the executive officers and a majority of the initial directors of the Partnership are also officers of Green Plains Inc. Conflicts of interest could arise as a result of this arrangement.

We indirectly own and control the Partnership, and appoint all of its officers and directors. All of the executive officers and a majority of the initial directors of the Partnership are also our officers or a director. These individuals will devote significant time to the business of the Partnership. Although our directors and officers have a fiduciary duty to manage us in a manner that is beneficial to us, as directors and officers of the Partnership, they also have certain duties to the Partnership and its unitholders. Conflicts of interest may arise between us and our affiliates, on the one hand, and the Partnership and its unitholders, on the other hand. In resolving these conflicts of interest, the Partnership may favor its own interests over our interests. In certain circumstances, the Partnership may refer any conflicts of interest or potential conflicts of interest between itself, on the one hand, and us, on the other hand, to its conflicts committee (which must consist entirely of independent directors) for resolution, which conflicts committee must act in the best interests of the public unitholders of the Partnership. As a result, the Partnership may manage its business in a way that may differ from the best interests of us or our stockholders.

If the Partnership was to be treated as a corporation rather than as a partnership for U.S. federal income tax purposes or if the Partnership was otherwise subject to entity-level taxation, the Partnership’s cash available for distribution to its unitholders, including us, would be reduced, likely causing a substantial reduction in the value of units, including the units held by us.

The present U.S. federal income tax treatment of publicly-traded partnerships, including the Partnership, or an investment in its units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly-traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly-traded partnerships upon which the Partnership relies for its treatment as a partnership for U.S. federal income tax purposes. If such exemption were eliminated, the Partnership would be treated as a corporation for U.S. federal income tax purposes, it would pay U.S. federal income tax on all of its taxable income at the corporate tax rate, which is currently a maximum of 35%, it would likely pay additional state and local income taxes at varying rates, and distributions to its unitholders, including us, would generally be taxed as corporate distributions.

If the Partnership was to be treated as a corporation rather than as a partnership for U.S. federal income tax purposes or if it was otherwise subject to entity-level taxation, its cash available for distribution to unitholders, including us, and the value of the units, including the units held by us, could be substantially reduced.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares upon the vesting of restricted stock grants to satisfy statutory minimum required payroll tax withholding obligations. The following table sets forth the shares that were surrendered by month during the second quarter of 2015.

Month	Total Number of Shares Withheld	Average Price Paid Per Share

April	283	$31.14
May	5,921	30.81
June	-	-
Total	6,204	$30.83

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
10.1(a)

First Amendment to Term Loan Agreement, dated as of June 11, 2015, among Green Plains Processing as Borrower, the Lenders Party Hereto, BNP Paribas, as Administrative Agent and as Collateral Agent, and BMO Capital Markets and BNP Paribas Securities Corp., as Joint Lead Arrangers and Joint Book Runners (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 16, 2015)

10.1(b)

Second Amendment to Term Loan Agreement, dated as of June 11, 2015, by and between Green Plains Processing, BNP Paribas, as Administrative Agent and Collateral Agent and as a Lender (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 16, 2015)

10.1(c)	Joinder Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 16, 2015)
10.1(d)

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Fairmont LLC, as mortgagor, to and for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 16, 2015)

10.1(e)

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Holdings II LLC, as mortgagor, to and for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated June 16, 2015)

10.1(f)

Mortgage by and from Green Plains Holdings II LLC, as mortgagor, to and for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated June 16, 2015)

10.1(g)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and from Green Plains Obion LLC, as trustor, to the trustee named therein for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated June 16, 2015)

10.1(h)

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Superior LLC, as mortgagor, to and for the benefit of BNP Paribas(Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated June 16, 2015)

10.1(i)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Wood River LLC, as trustor, to the trustee named therein for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated June 16, 2015)

10.1(j)

Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Otter Tail LLC, as mortgagor, to and for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated June 16, 2015)

10.1(k)

Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Bluffton LLC, as mortgagor, to and for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated June 16, 2015)

10.1(l)

Amendment to Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Atkinson LLC, as trustor, to the trustee named therein for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated June 16, 2015)

10.1(m)

Amendment to Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Central City LLC, as trustor, to the trustee named therein for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated June 16, 2015)

10.1(n)

Amendment to Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Ord LLC, as trustor, to the trustee named therein for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated June 16, 2015)

10.1(o)

Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Shenandoah LLC, as mortgagor, to and for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K dated June 16, 2015)

10.2

Contribution, Conveyance and Assumption Agreement, dated July 1, 2015, by and among Green Plains Inc., Green Plains Obion LLC, Green Plains Trucking LLC, Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 6, 2015)

10.3

Omnibus Agreement, dated July 1, 2015, by and among Green Plains Inc., Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 6, 2015)

10.4

Operational Services and Secondment Agreement, dated July 1, 2015, by and between Green Plains Inc. and Green Plains Holdings LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 6, 2015)

10.5

Rail Transportation Services Agreement, dated July 1, 2015, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 6, 2015)

10.6

Ethanol Storage and Throughput Agreement, dated July 1, 2015, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 6, 2015)

10.7

Credit Agreement, dated July 1, 2015, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated July 6, 2015)

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
101

The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: July 31, 2015	GREEN PLAINS INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: July 31, 2015	By: /s/ Jerry L. Peters _ Jerry L. Peters Chief Financial Officer (Principal Financial Officer)