Form 10-Q
period 2015-09-30
Green Plains Inc.
filed 2015-11-05
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of November 2, 2015 was 37,889,871 shares.

GREEN PLAINS INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2015	2014

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$495,863	$425,510
Restricted cash	16,658	29,742
Accounts receivable, net of allowances of $1,335 and $1,231, respectively	141,020	138,073
Income taxes receivable	5,236	-
Inventories	263,012	254,967
Prepaid expenses and other	12,184	18,776
Deferred income taxes	-	7,495
Derivative financial instruments	33,792	36,347
Total current assets	967,765	910,910
Property and equipment, net of accumulated depreciation of $321,418 and $274,543, respectively	820,600	825,210
Goodwill	40,877	40,877
Other assets	51,627	51,560
Total assets	$1,880,869	$1,828,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$140,595	$170,199
Accrued and other liabilities	38,266	65,083
Income taxes payable	4,168	2,907
Short-term notes payable and other borrowings	199,732	209,886
Current maturities of long-term debt	4,499	63,465
Current deferred income taxes	2,854	-
Total current liabilities	390,114	511,540
Long-term debt	443,396	399,440
Deferred income taxes	70,227	115,235
Other liabilities	5,942	4,893
Total liabilities	909,679	1,031,108

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 45,283,060 and 44,808,982 shares issued, and 37,891,360 and 37,608,982 shares outstanding, respectively	45	45
Additional paid-in capital	575,915	569,431
Retained earnings	299,108	299,101
Accumulated other comprehensive income (loss)	4,625	(5,320)
Treasury stock,7,391,700 and 7,200,000 shares, respectively	(69,811)	(65,808)
Total Green Plains stockholders' equity	809,882	797,449
Noncontrolling interest	161,308	-
Total liabilities and stockholders' equity	$1,880,869	$1,828,557

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues
Product revenues	$740,634	$831,779	$2,219,319	$2,399,384
Service revenues	2,163	2,146	6,356	6,288
Total revenues	742,797	833,925	2,225,675	2,405,672

Costs and expenses
Cost of goods sold, excluding depreciation and amortization	679,348	716,188	2,048,379	2,072,141
Operations and maintenance expenses	7,715	6,895	21,850	18,509
Selling, general and administrative expenses	19,280	20,217	58,473	56,898
Depreciation and amortization expenses	16,621	15,570	48,634	45,779
Total costs and expenses	722,964	758,870	2,177,336	2,193,327
Operating income	19,833	75,055	48,339	212,345

Other income (expense)
Interest income	319	164	749	420
Interest expense	(10,196)	(10,288)	(29,918)	(29,751)
Other, net	(519)	1,068	(2,484)	2,802
Total other expense	(10,396)	(9,056)	(31,653)	(26,529)
Income before income taxes	9,437	65,999	16,686	185,816
Income tax expense (benefit)	(604)	24,250	2,171	68,550
Net income	10,041	41,749	14,515	117,266
Net income attributable to noncontrolling interest	3,862	-	3,862	-
Net income attributable to Green Plains	$6,179	$41,749	$10,653	$117,266

Earnings per share
Net income attributable to Green Plains stockholders - basic	$0.16	$1.11	$0.28	$3.25
Net income attributable to Green Plains stockholders - diluted	$0.16	$1.03	$0.27	$2.90
Weighted average shares outstanding
Basic	38,066	37,588	37,966	36,101
Diluted	38,556	40,542	39,266	41,130
Cash dividend declared per share	$0.12	$0.08	$0.28	$0.16

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$10,041	$41,749	$14,515	$117,266
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives arising during period, net of tax (expense) benefit of $(2,232), $15,668, $(5,554) and $90,605, respectively	3,682	(24,836)	9,245	(141,166)
Reclassification of realized (gains) losses on derivatives, net of tax expense (benefit) of $547, $(31,428), $(420) and $(101,762), respectively	(903)	49,819	700	158,549
Total other comprehensive income, net of tax	2,779	24,983	9,945	17,383
Comprehensive income	12,820	66,732	24,460	134,649
Comprehensive income attributable to noncontrolling interest	3,862	-	3,862	-
Comprehensive income attributable to Green Plains	$8,958	$66,732	$20,598	$134,649

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$14,515	$117,266
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	48,634	45,779
Amortization of debt issuance costs and debt discount	5,756	6,905
Deferred income taxes	(39,645)	11,655
Stock-based compensation	3,207	4,396
Undistributed equity in loss of affiliates	2,678	2,511
Other	104	1,047
Changes in operating assets and liabilities before effects of business combinations:
Accounts receivable	(3,051)	4,938
Inventories	(8,045)	(24,359)
Derivative financial instruments	18,503	14,212
Prepaid expenses and other assets	6,732	5,116
Accounts payable and accrued liabilities	(56,636)	28,288
Current income taxes	(1,532)	10,891
Other	1,300	(3,078)
Net cash provided (used) by operating activities	(7,480)	225,567

Cash flows from investing activities
Purchases of property and equipment	(44,464)	(44,242)
Acquisition of businesses, net of cash acquired	-	(23,900)
Investments in unconsolidated subsidiaries	(3,309)	(3,460)
Net cash used by investing activities	(47,773)	(71,602)

Cash flows from financing activities
Proceeds from the issuance of long-term debt	178,400	493,892
Payments of principal on long-term debt	(194,819)	(475,866)
Proceeds from short-term borrowings	2,382,589	2,716,499
Payments on short-term borrowings	(2,391,874)	(2,767,575)
Proceeds from issuance of Green Plains Partners common units, net	157,422	-
Payments for repurchase of common stock	(4,003)	-
Payments of cash dividends	(10,646)	(5,899)
Change in restricted cash	13,085	16,033
Payments of loan fees	(5,314)	(6,387)
Proceeds from exercises of stock options	766	4,424
Net cash provided (used) by financing activities	125,606	(24,879)

Net change in cash and cash equivalents	70,353	129,086
Cash and cash equivalents, beginning of period	425,510	272,027
Cash and cash equivalents, end of period	$495,863	$401,113

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Nine Months Ended September 30,
	2015	2014

Supplemental disclosures of cash flow
Cash paid for income taxes	$43,347	$42,503
Cash paid for interest	$27,248	$26,134

Supplemental investing and financing activities
Assets acquired in acquisitions and mergers	$-	$25,611
Less: liabilities assumed	-	(1,711)
Net assets acquired	$-	$23,900

Common stock issued for conversion of 5.75% notes	$-	$89,950

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

Consolidated Financial Statements

The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis. Interim period results are not necessarily indicative of the results to be expected for the entire year.

The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Because they do not include all of the information and footnotes required by GAAP, the consolidated financial statements should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2014.

The unaudited financial information reflects adjustments which are, in the opinion of management, necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. The adjustments are normal and recurring in nature, unless otherwise noted.

Reclassifications

Certain prior year amounts were reclassified to conform with the current year presentation. These reclassifications did not affect total revenues, costs and expenses, net income or stockholders’ equity.

Use of Estimates in the Preparation of Consolidated Financial Statements

Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported assets and liabilities, contingent assets and liabilities at the date of the consolidated financial statements and reported revenues and expenses during the reporting period. The company bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances. The company regularly evaluates the appropriateness of these estimates and assumptions. Actual results could differ from those estimates. Key accounting policies, including those related to revenue recognition, depreciation of property and equipment, asset retirement obligations, impairment of long-lived assets and goodwill, derivative financial instruments and accounting for income taxes are affected by judgments, assumptions and estimates used to prepare the consolidated financial statements.

Description of Business

Green Plains is the fourth largest ethanol producer in North America. The company operates within four business segments: (1) ethanol production, which includes the production of ethanol, distillers grains and corn oil, (2) agribusiness, which includes grain handling and storage and cattle feedlot operations, (3) marketing and distribution, which includes marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil and other commodities, and (4) partnership, which includes fuel storage and transportation services. The company is also a partner in a joint venture focused on developing technology to grow and harvest algae in commercially viable quantities.

Revenue Recognition

The company recognizes revenue when the following criteria are satisfied: persuasive evidence that an arrangement exists, title of product and risk of loss are transferred to the customer, price is fixed and determinable and collectability is reasonably assured.

Sales of ethanol, distillers grains, corn oil and other commodities by the company’s marketing business are recognized when title of product and risk of loss are transferred to an external customer. Revenues related to marketing for third parties are presented on a gross basis when the company takes title of the product and assumes risk of loss. Unearned revenue is recorded for goods in transit when the company has received payment but the title has not yet been transferred to the customer. Revenues for receiving, storing, transferring and transporting ethanol and other fuels are recognized when the product is delivered to the customer.

The company routinely enters into fixed-price, physical-delivery energy commodity purchase and sale agreements. At times, the company settles these transactions by transferring its obligations to other counterparties rather than delivering the physical commodity. These transactions are reported net as a component of revenues. Revenues also include realized gains and losses on related derivative financial instruments, ineffectiveness on cash flow hedges and reclassifications of realized gains and losses on effective cash flow hedges from accumulated other comprehensive income or loss.

Sales of agricultural commodities, including cattle, are recognized when title of product and risk of loss are transferred to the customer, which depends on the agreed upon terms. The sales terms provide passage of title when shipment is made or the commodity is delivered and the customer has agreed to final weights, grades and settlement prices. Revenues related to grain merchandising are presented gross and include shipping and handling, which is also a component of cost of goods sold. Revenues from grain storage are recognized when services are rendered.

Cost of Goods Sold

Cost of goods sold includes direct labor, materials and plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in ethanol plant operations. Grain purchasing and receiving costs, excluding labor costs for grain buyers and scale operators, are also included in cost of goods sold. Materials include the cost of corn feedstock, denaturant and process chemicals. Corn feedstock costs include unrealized gains and losses on related derivative financial instruments not designated as cash flow hedges, inbound freight charges, inspection costs and transfer costs as well as realized gains and losses on related derivative financial instruments, ineffectiveness on cash flow hedges and reclassifications of realized gains and losses on effective cash flow hedges from accumulated other comprehensive income or loss. Plant overhead consists primarily of plant utilities, depreciation and outbound freight charges. Shipping costs incurred by the company, including railcar lease costs, are also reflected in cost of goods sold.

The company uses exchange-traded futures and options contracts to minimize the effect of price changes on the agribusiness segment’s grain and cattle inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices and settled predominantly in cash. The company is exposed to loss when counterparties default on forward purchase and sale contracts. Grain inventories held for sale and forward purchase and sale contracts are valued at market prices when available or other market quotes adjusted for differences, primarily in transportation, between the exchange-traded market and local markets where the terms of the contracts are based. Changes in the fair value of grain inventories held for sale, forward purchase and sale contracts and exchange-traded futures and options contracts are recognized as a component of cost of goods sold.

Derivative Financial Instruments

The company uses various derivative financial instruments, including exchange-traded futures and exchange-traded and over-the-counter options contracts, to minimize risk and the effect of price changes related to corn, ethanol, cattle and natural gas. The company monitors and manages this exposure as part of its overall risk management policy to reduce the adverse effect market volatility may have on its operating results. The company may hedge these commodities as one way to mitigate risk, however, there may be situations when these hedging activities themselves result in losses.

By using derivatives to hedge exposures to changes in commodity prices, the company has exposures on these derivatives to credit and market risk. The company’s exposure to credit risk includes the counterparty’s failure to fulfill its performance obligations under the terms of the derivative contract. The company minimizes its credit risk by entering into transactions with high quality counterparties, limiting the amount of financial exposure it has with each counterparty and monitoring their financial condition. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices or interest rates. The company manages market risk by incorporating parameters to monitor exposure within its risk management strategy which limits the types of derivative instruments and derivative strategies the company can use and the degree of market risk it can take by the use of derivative instruments.

The company evaluates its physical delivery contracts to determine if they qualify for normal purchase or sale exemptions and are expected to be used or sold over a reasonable period in the normal course of business. Contracts that do not meet the normal purchase or sale criteria are recorded at fair value. Changes in fair value are recorded in operating income unless the contracts qualify for, and the company elects, hedge accounting treatment.

Certain qualifying derivatives related to the ethanol production and agribusiness segments are designated as cash flow hedges. The company evaluates the derivative instrument to ascertain its effectiveness prior to entering into cash flow hedges. Ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until the gain or loss from the underlying hedged transaction is realized. When it becomes probable a forecasted transaction will not occur, the cash flow hedge treatment is discontinued, which affects earnings. These derivative financial instruments are recognized in current assets or other current liabilities at fair value.

At times, the company hedges its exposure to changes in the value of inventories and designates qualifying derivatives as fair value hedges. The carrying amount of the hedged inventory is adjusted in current period results for changes in fair value. Ineffectiveness is recognized in current period results to the extent the change in fair value of the inventory is not offset by the change in fair value of the derivative.

Recent Accounting Pronouncements

Effective January 1, 2016, the company will adopt the amended guidance in ASC Topic 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amended guidance will be applied on a retrospective basis, and the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of the new guidance.

Effective January 1, 2016, the company will adopt the amended guidance in ASC Topic 810, Consolidation: Amendments to the Consolidation Analysis, which reduces the number of consolidation models and simplifies the guidance by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of related-party guidance when determining a controlling financial interest in a variable interest entity, and changing consolidation conclusions for companies in industries that typically make use of limited partnerships or variable interest entities. The amended guidance will be applied prospectively.

Effective January 1, 2017, the company will adopt the amended guidance in ASC Topic 330, Inventory: Simplifying the Measurement of Inventory, which requires inventory to be measured at lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amended guidance will be applied prospectively.

Effective January 1, 2018, the company will adopt the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, which requires revenue recognition to reflect the transfer of promised goods or services to customers. The updated standard permits either the retrospective or cumulative effect transition method. Early application beginning January 1, 2017 is permitted. The company has not yet selected a transition method nor has it determined the effect of the updated standard on its consolidated financial statements and related disclosures.

2.  GREEN PLAINS PARTNERS LP

Initial Public Offering of Subsidiary

On July 1, 2015, Green Plains Partners LP, or the partnership, a newly formed subsidiary of the company, closed its initial public offering, or the IPO.  In conjunction with the IPO, the company contributed its downstream ethanol transportation and storage assets to the partnership. A total of 11,500,000 common units, representing limited partner interests including 1,500,000 common units pursuant to the underwriters’ overallotment option, were sold to the public for $15.00 per common unit. The partnership received net proceeds of approximately $157.4 million, after deducting underwriting discounts, structuring fees and offering expenses. The partnership used the proceeds to make a distribution to the company of $155.3 million and to pay approximately $0.9 million in origination fees under its new $100.0 million revolving credit facility. The remaining $1.2 million was retained for general partnership purposes. The company now owns a 62.5% limited partner interest, consisting of 4,389,642 common units and 15,889,642 subordinated units, and a 2.0%  general partner interest in the partnership. The public owns the remaining 35.5%  limited partner interest in the partnership. As such, the partnership is consolidated in the company’s financial statements.

During the subordination period, which is described in the partnership agreement for Green Plains Partners, holders of the subordinated units are not entitled to receive distributions until the common units have received the minimum quarterly distribution plus any arrearages of the minimum quarterly distribution from prior quarters. If the partnership does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period.

The partnership is a fee-based master limited partnership formed by Green Plains to provide fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership’s initial assets include (i) 27 ethanol storage facilities, located at or near the company’s 12 ethanol production plants, which have the ability to efficiently and effectively store and load railcars and tanker trucks with all of the ethanol produced at the company’s ethanol production plants, (ii) eight fuel terminal facilities,  located near major rail lines, which enable the partnership to receive, store and deliver fuels from and to markets that seek access to renewable fuels, and (iii) transportation assets, including a leased railcar fleet of approximately 2,200 railcars with an aggregate capacity of 66.3 million gallons, or mmg, as of September 30, 2015 which is contracted to transport ethanol from the company’s ethanol production plants to refineries throughout the United States and international export terminals. The partnership expects to be the company’s primary downstream logistics provider to support its over one billion gallons per year, or bgy, ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol the company produces.

A substantial portion of the partnership’s revenues are derived from long-term, fee-based commercial agreements with Green Plains Trade, a subsidiary of the company. In connection with the IPO, the partnership (1) entered into (i) a ten-year fee-based storage and throughput agreement; (ii) a six-year fee-based rail transportation services agreement; and (iii) a one-year fee-based trucking transportation agreement, and (2) assumed (i) an approximately 2.5-year terminal services agreement for the partnership’s Birmingham, Alabama-unit train terminal; and (ii) various other terminal services agreements for its other fuel terminal facilities, each with Green Plains Trade. The partnership’s storage and throughput agreement, and certain terminal services agreements, including the terminal services agreement for the Birmingham facility, are supported by minimum volume commitments. The partnership’s rail transportation services agreement is supported by minimum take-or-pay capacity commitments. The company also has agreements which establish fees for general and administrative,  and operational and maintenance services it provides. These transactions are eliminated when the company consolidates its financial results.

Noncontrolling Interest

Green Plains owns a 62.5% limited partner interest,  a 2.0% general partner interest in the partnership and all of the partnership’s incentive distribution rights, with the remaining 35.5% limited partner interest owned by public common unitholders as of September 30, 2015.

The company consolidates the financial results of the partnership and records a noncontrolling interest in the partnership held by public common unitholders. Noncontrolling interest on the consolidated statements of operations includes the portion of net income attributable to the economic interest held by the partnership’s public common unitholders. Noncontrolling interest on the consolidated balance sheets includes the portion of net assets attributable to the partnership’s public common unitholders.

3.  FAIR VALUE DISCLOSURES

The following methods, assumptions and valuation techniques were used to estimate the fair value of the company’s financial instruments:

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities the company can access at the measurement date. Level 1 unrealized gains and losses on commodity derivatives relate to exchange-traded open trade equity and option values in the company’s brokerage accounts.

Level 2 – directly or indirectly observable inputs such as quoted prices for similar assets or liabilities in active markets other than quoted prices included within Level 1, quoted prices for identical or similar assets in markets that are not active, and other inputs that are observable or can be substantially corroborated by observable market data through correlation or other means. Grain inventories held for sale in the agribusiness segment are valued at nearby futures values, plus or minus nearby basis.

Level 3 – unobservable inputs that are supported by little or no market activity and comprise a significant component of the fair value of the assets or liabilities. The company currently does not have any recurring Level 3 financial instruments.

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at September 30, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total

Assets:
Cash and cash equivalents	$495,863	$-	$-	$495,863
Restricted cash	16,658	-	-	16,658
Margin deposits	13,752	-	(13,752)	-
Inventories carried at market	-	19,802	-	19,802
Unrealized gains on derivatives	13,286	12,307	8,199	33,792
Total assets measured at fair value	$539,559	$32,109	$(5,553)	$566,115

Liabilities:
Unrealized losses on derivatives	$2,261	$10,200	$(5,553)	$6,908
Other	-	26	-	26
Total liabilities measured at fair value	$2,261	$10,226	$(5,553)	$6,934

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total

Assets:
Cash and cash equivalents	$425,510	$-	$-	$425,510
Restricted cash	29,742	-	-	29,742
Margin deposits	24,488	-	(24,488)	-
Inventories carried at market	-	36,411	-	36,411
Unrealized gains on derivatives	11,877	18,111	6,359	36,347
Other assets	118	3	-	121
Total assets measured at fair value	$491,735	$54,525	$(18,129)	$528,131

Liabilities:
Unrealized losses on derivatives	$18,129	$28,082	$(18,129)	$28,082
Total liabilities measured at fair value	$18,129	$28,082	$(18,129)	$28,082

The company believes the fair value of its debt was approximately $646.0 million compared with a book value of $647.6 million at September 30, 2015 and the fair value of its debt was approximately $676.5 million compared with a book value of $672.8 million at December 31, 2014. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair values of its accounts receivable and accounts payable approximated book value, which were $141.0 million and $140.6 million, respectively, at September 30, 2015 and $138.1 million and $170.2 million, respectively, at December 31, 2014.

Although the company currently does not have any recurring Level 3 financial measurements, the fair values of tangible assets and goodwill acquired and equity component of convertible debt represent Level 3 measurements which were derived using a combination of the income approach, market approach and cost approach for the specific assets or liabilities being valued.

4.  SEGMENT INFORMATION

As a result of the IPO, the company implemented organizational changes during the third quarter of 2015. Company management now reviews the financial and operating performance of the following four operating segments: (1) ethanol production, which includes the production of ethanol, distillers grains and corn oil, (2) agribusiness, which includes grain handling and storage and cattle feedlot operations, (3) marketing and distribution, which includes marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil and other commodities, and (4) partnership, which includes fuel storage and transportation services. Prior periods have been reclassified to conform to the revised segment presentation.

When transferring assets between entities under common control under GAAP, the entity receiving the net assets initially recognizes the carrying amounts of the assets and liabilities at the date of transfer. The transferee’s prior period financial statements are restated for all periods its operations were part of the parent’s consolidated financial statements. On July 1, 2015, Green Plains Partners received ethanol storage and railcar assets and liabilities in a transfer between entities under common control. The transferred assets and liabilities are recognized at the company’s historical cost and reflected retroactively in the segment information of the consolidated financial statements presented in this Form 10-Q. The assets of Green Plains Partners were previously included in the ethanol production and marketing and distribution segments. Expenses related to the ethanol storage and railcar assets, such as depreciation, amortization and railcar lease expenses, are also reflected retroactively in the following segment information. There are no revenues related to the operation of these ethanol storage and railcar assets in the partnership segment prior to July 1, 2015, the date the related commercial agreements with Green Plains Trade became effective.

Corporate activities include selling, general and administrative expenses, consisting primarily of corporate employee compensation, professional fees and overhead costs not directly related to a specific operating segment.

During the normal course of business, the operating segments do business with each other. For example, the ethanol production segment sells ethanol to the marketing and distribution segment, the agribusiness segment sells grain to the ethanol production segment and the partnership segment provides fuel storage and transportation services for the marketing and distribution segment. These intersegment activities are treated like third-party transactions and recorded at market values. Consequently, these transactions affect segment performance; however, they do not impact the company’s consolidated results since the revenues and corresponding costs are eliminated in consolidation.

Revenues, cost of goods sold, excluding depreciation and amortization, and operating income by segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Ethanol production:
Revenues from external customers (1)	$37,702	$34,593	$140,640	$(63,893)
Intersegment revenues	352,215	568,938	1,145,879	1,764,734
Total segment revenues	389,917	603,531	1,286,519	1,700,841
Agribusiness:
Revenues from external customers (1)	54,519	23,747	191,495	75,476
Intersegment revenues	255,671	290,543	783,388	941,897
Total segment revenues	310,190	314,290	974,883	1,017,373
Marketing and distribution:
Revenues from external customers (1)	648,413	773,439	1,887,184	2,387,801
Intersegment revenues	21,914	40,616	93,176	108,677
Total segment revenues	670,327	814,055	1,980,360	2,496,478
Partnership:
Revenues from external customers (1)	2,163	2,146	6,356	6,288
Intersegment revenues	19,247	1,255	21,895	3,267
Total segment revenues	21,410	3,401	28,251	9,555
Revenues including intersegment activity	1,391,844	1,735,277	4,270,013	5,224,247
Intersegment eliminations	(649,047)	(901,352)	(2,044,338)	(2,818,575)
Revenues as reported	$742,797	$833,925	$2,225,675	$2,405,672

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Cost of goods sold, excluding depreciation and amortization:
Ethanol production	$365,348	$512,621	$1,184,595	$1,448,082
Agribusiness	307,995	311,691	962,979	1,009,246
Marketing and distribution	656,934	800,100	1,950,327	2,437,813
Partnership	-	-	-	-
Intersegment eliminations	(650,929)	(908,224)	(2,049,522)	(2,823,000)
	$679,348	$716,188	$2,048,379	$2,072,141

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Operating income (loss):
Ethanol production	$5,528	$72,836	$43,139	$198,359
Agribusiness	365	1,136	5,833	3,341
Marketing and distribution	9,406	8,378	17,446	43,446
Partnership	11,030	(5,268)	416	(14,054)
Intersegment eliminations	1,882	6,842	5,264	4,270
Corporate activities	(8,378)	(8,869)	(23,759)	(23,017)
	$19,833	$75,055	$48,339	$212,345

Revenues by product are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Ethanol	$468,005	$617,130	$1,381,203	$1,765,561
Distillers grains	121,273	132,233	359,164	412,920
Corn oil	28,949	24,866	67,649	64,198
Grain	47,106	42,085	199,982	115,448
Cattle	56,904	12,728	168,381	16,158
Service revenues	2,163	2,146	6,356	6,288
Other	18,397	2,737	42,940	25,099
	$742,797	$833,925	$2,225,675	$2,405,672

Total assets by segment are as follows (in thousands):

	September 30,	December 31,
	2015	2014

Total assets (1):
Ethanol production	$866,871	$991,260
Agribusiness	238,611	234,626
Marketing and distribution	259,342	259,246
Partnership	77,630	76,762
Corporate assets	445,938	290,123
Intersegment eliminations	(7,523)	(23,460)
	$1,880,869	$1,828,557

(1)	Asset balances by segment exclude intercompany payable and receivable balances.

5.  INVENTORIES

Inventories are carried at lower of cost or market, except for grain held for sale and fair value hedged inventories, which are reported at market value.

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2015	2014

Finished goods	$51,953	$34,639
Grain held for sale	5,401	23,027
Raw materials	94,129	78,095
Work-in-process	88,348	100,221
Supplies and parts	23,181	18,985
	$263,012	$254,967

6.  GOODWILL

The company did not have any changes in the carrying amount of goodwill, which was $40.9 million during the nine months ended September 30, 2015.  Goodwill of $30.3 million is attributable to the ethanol production segment and $10.6 million is attributable to the partnership segment.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2015, the company’s consolidated balance sheet reflected unrealized gains of $4.6 million, net of tax, in accumulated other comprehensive income. The company expects these gains will be reclassified as operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income, will differ as commodity prices change.

Fair Values of Derivative Instruments

The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives'				Liability Derivatives'
	Fair Value				Fair Value
	September 30,		December 31,		September 30,	December 31,
	2015		2014		2015	2014

Derivative financial instruments (1)	$20,040	(2)	$11,859	(3)	$-	$-
Other assets	-		3		-	-
Accrued and other liabilities	-		-		6,908	28,082
Other liabilities	-		-		26	-
Total	$20,040		$11,862		$6,934	$28,082

(1) Derivative financial instruments as reflected on the consolidated balance sheets are net of related margin deposit assets of $13.8 million and $24.5 million at September 30, 2015 and December 31, 2014, respectively.

(2) Balance at September 30, 2015 includes $2.3 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

(3)Balance at December 31, 2014 includes $0.6 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

Refer to Note 3 - Fair Value Disclosures, which contains fair value information related to derivative financial instruments.

Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The gains or losses recognized in income and other comprehensive income related to the company’s derivative financial instruments and the line items on the consolidated financial statements where they are reported are as follows (in thousands):

Gains (Losses) on Derivative Instruments Not	Three Months Ended September 30,		Nine Months Ended September 30,
Designated in a Hedging Relationship	2015	2014	2015	2014

Revenues	$(9,431)	$11,627	$(9,597)	$24,992
Cost of goods sold	20,992	419	2,783	2,817
Net increase (decrease) recognized in earnings before tax	$11,561	$12,046	$(6,814)	$27,809

Gains (Losses) Due to Ineffectiveness	Three Months Ended September 30,		Nine Months Ended September 30,
of Cash Flow Hedges	2015	2014	2015	2014

Revenues	$14	$(196)	$(45)	$(278)
Cost of goods sold	(23)	1,095	-	345
Net increase (decrease) recognized in earnings before tax	$(9)	$899	$(45)	$67

Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
into Net Income	2015	2014	2015	2014

Revenues	$935	$(15,484)	$4,643	$(228,806)
Cost of goods sold	515	(65,763)	(5,763)	(31,505)
Net increase (decrease) recognized in earnings before tax	$1,450	$(81,247)	$(1,120)	$(260,311)

Effective Portion of Cash Flow Hedges Recognized in	Three Months Ended September 30,		Nine Months Ended September 30,
Other Comprehensive Income (Loss)	2015	2014	2015	2014

Commodity Contracts	$5,914	$(40,504)	$14,799	$(231,771)

Gains (Losses) from Fair Value	Three Months Ended September 30,		Nine Months Ended September 30,
Hedges of Inventory	2015	2014	2015	2014

Cost of goods sold (effect of change in inventory value)	$376	$(611)	$(1,994)	$1,842
Cost of goods sold (effect of fair value hedge)	842	715	4,742	(1,257)
Ineffectiveness recognized in earnings before tax	$1,218	$104	$2,748	$585

There were no gains or losses from discontinuing cash flow or fair value hedge treatment during the three and nine months ended September 30, 2015 and 2014.

The open commodity derivative positions as of September 30, 2015, are as follows (in thousands):

September 30, 2015
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity

Futures	(11,150)				Bushels	Corn, Soybeans and Wheat
Futures	(3,045)	(3)			Bushels	Corn
Futures	(10,885)	(4)			Bushels	Corn
Futures	21,714				Gallons	Ethanol
Futures	(43,092)	(3)			Gallons	Ethanol
Futures	(2,800)				Pounds	Cattle
Futures	(37,560)	(3)			Pounds	Cattle
Futures	(5,943)				mmBTU	Natural Gas
Futures	(5,088)	(4)			mmBTU	Natural Gas
Futures	(226)				Barrels	Crude Oil
Futures	7,500				Pounds	Soybean Oil
Options	(5,304)				Bushels	Corn, Soybeans and Wheat
Options	12,882				Gallons	Ethanol
Options	(5,271)				Pounds	Cattle
Options	106				mmBTU	Natural Gas
Options	1				Barrels	Crude Oil
Forwards			20,587	(6,437)	Bushels	Corn and Soybeans
Forwards			22,738	(146,698)	Gallons	Ethanol
Forwards			114	(346)	Tons	Distillers Grains
Forwards			19,044	(84,560)	Pounds	Corn Oil
Forwards			10,829	(2,254)	mmBTU	Natural Gas
Forwards			561	(489)	Barrels	Crude Oil

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.
(4)	Futures used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $2.9 million and $10.7 million for the three and nine months ended September 30, 2015, respectively, and net losses of $0.3 million and $7.1 million for the  three and nine months ended September 30, 2014, respectively, on energy trading contracts.

8.  DEBT

The components of long-term debt are as follows (in thousands):

	September 30,	December 31,
	2015	2014

Green Plains Fairmont and Green Plains Wood River:
$62.5 million term loan	$-	$40,000
Green Plains Holdings II:
$46.8 million term loans	-	29,510
$20.0 million revolving term loan	-	6,000
Green Plains Obion:
$37.4 million revolving term loan	-	27,400
Green Plains Processing:
$345.0 million term loan	316,167	213,775
Green Plains Superior:
$15.6 million revolving term loan	-	15,025
Corporate:
$120.0 million convertible notes	104,221	100,845
Other	27,507	30,350
Total long-term debt	447,895	462,905
Less: current portion of long-term debt	(4,499)	(63,465)
Long-term debt	$443,396	$399,440

Short-term notes payable and other borrowings at September 30, 2015, include working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $58.0 million, $60.0 million and $81.7 million, respectively. Short-term notes payable and other borrowings at December 31, 2014, include working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $77.0 million, $37.0 million and $95.9 million, respectively.

Ethanol Production Segment

Green Plains Processing has a $345.0 million senior secured credit facility, which is guaranteed by the company and subsidiaries of Green Plains Processing and secured by the stock and substantially all of the assets of Green Plains Processing. The interest rate is 5.50% plus LIBOR, subject to a 1.00% floor.  The terms of the credit facility require the borrower to maintain a maximum total leverage ratio of 4.00 to 1.00 at the end of each quarter, decreasing to 3.25 to 1.00 over the life of the credit facility and a minimum fixed charge coverage ratio of 1.25 to 1.00. The credit facility also has a provision requiring the company to make special quarterly payments of 50% to 75% of its available free cash flow, subject to certain limitations.

At September 30, 2015, the interest rate on this term debt was 6.50%. Commencing in the third quarter of 2015, scheduled principal payments are $0.9 million each quarter.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility, which matures on August 26, 2016, to finance working capital up to the maximum commitment based on eligible collateral equal to the sum of percentages of eligible cash, receivables and inventories, less miscellaneous adjustments. Advances are subject to an annual interest rate equal to LIBOR plus 2.25% or the base rate plus 3.25%.  The credit facility also includes an accordion feature that enables the facility to be increased by up to $75.0 million with agent approval. The credit facility can also be increased by up to $50.0 million for seasonal borrowings. Total commitments outstanding cannot exceed $250.0 million.

Lenders receive a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries in the agribusiness segment as security on the credit facility. The terms impose affirmative and negative covenants, including maintaining working capital of $19.4 million and tangible net worth of $26.3 million for 2015. Capital expenditures are limited to $8.0 million per year under the credit facility, plus equity contributions from the company and unused amounts from the previous year.  In addition, the credit facility requires the company to maintain a fixed charge coverage ratio of 1.25 to 1.00 and an annual leverage ratio of 6.00 to 1.00 at the end of each quarter. The  credit facility also contains restrictions on distributions related to capital stock, with  exceptions for distributions up to 40% of net profit before tax, subject to certain conditions.

Green Plains Cattle has a $100.0 million senior secured asset-based revolving credit facility, which matures on October 31, 2017, to finance working capital for the cattle feedlot operations up to the maximum commitment based on eligible collateral equal to the sum of percentages of eligible receivables, inventories and other current assets, less miscellaneous adjustments. Advances are subject to variable annual interest rates equal to LIBOR plus 3.00%,  2.50% or 2.00%, depending upon availability. The credit facility also includes an accordion feature that enables the credit facility to be increased by up to $50.0 million with agent approval.

Lenders receive a first priority lien on certain cash, inventory, accounts receivable, property and equipment and other assets owned by Green Plains Cattle as security on the credit facility. The terms impose affirmative and negative covenants, including maintaining working capital of $15.0 million and net worth of $20.3 million for 2015 and maintain a total debt to tangible net worth ratio of 3.50 to 1.00. Capital expenditures are limited to $3.0 million per year under the credit facility, plus unused amounts from the previous year.

Marketing and Distribution Segment

Green Plains Trade has a $150.0 million senior secured asset-based revolving credit facility, which matures on November 26, 2019, to finance working capital for marketing and distribution activities up to $150.0 million based on eligible collateral equal to the sum of percentages of eligible receivables and inventories, less miscellaneous adjustments. The outstanding balance is subject to the lender’s floating base rate plus the applicable margin or LIBOR plus the applicable margin.

The terms impose affirmative and negative covenants, including maintaining a fixed charge coverage ratio of 1.15 to 1.00. Capital expenditures are limited to $1.5 million per year under the credit facility.  The credit facility also contains restrictions on distributions related to capital stock, with exceptions for distributions up to 50% of net income if on a pro forma basis, (a) availability has been greater than $10.0 million for the last 30 days and (b) the borrower would be in compliance with the fixed charge coverage ratio on the distribution date.

At September 30, 2015, Green Plains Trade had $9.4 million presented as restricted cash on the consolidated balance sheet, the use of which was restricted for repayment towards the outstanding loan balance.

Partnership Segment

On July 1, 2015, the partnership’s primary operating subsidiary, Green Plains Operating Company, entered into a  five-year $100.0 million revolving credit facility to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes, which matures in July 2020. The credit facility contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restricting the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. The credit facility may be increased up to $50.0 million without the consent of the lenders. The credit facility is available for revolving loans with sublimits of $15.0 million for swing line loans and $15.0 million for letters of credit. The partnership’s obligations under the credit facility are secured by a first priority lien on (i) the capital stock of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, such as investment property, general intangibles and contract rights, including rights under agreements with Green Plains Trade, and (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries and its personal property. The partnership and its existing and future domestic subsidiaries also guarantee the credit facility.

Loans under this credit facility are subject to a floating interest rate based on the partnership’s maximum consolidated net leverage ratio equal to (a) a base rate plus 75 to 175 basis points per year or (b) a LIBOR rate plus 175 to 275 basis points. The unused portion of the credit facility is subject to a commitment fee based on the maximum consolidated net leverage ratio ranging from 30 to 50 basis points per year. The credit facility requires the partnership to maintain a maximum consolidated net leverage ratio of no more than 3.50 to 1.00, and a minimum consolidated interest coverage ratio of no less than 2.75 to 1.00.

Corporate Activities

In September 2013, the company issued $120.0 million of 3.25% convertible senior notes due 2018, or the 3.25% notes. The 3.25% notes are senior, unsecured obligations of the company, with interest payable on April 1 and October 1 of each year. At the time the company issued the 3.25% notes, it was only permitted to settle conversions with shares of its common stock. At the 2014 annual meeting, shareholders approved flexible settlement, which gives the company the option to settle the 3.25% notes in cash, common stock or  a  combination of cash and common stock. The company intends to convert the 3.25% notes with cash for the principal and cash or common stock for the conversion premium.

The 3.25% notes contain liability and equity components that are bifurcated and accounted for separately. The liability component, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.21% effective interest rate. The equity component was calculated by deducting the fair value of the liability component from the principal, which resulted in debt discount costs of $24.5 million recorded as additional paid-in capital. The carrying amount of the 3.25% notes will accrete to the principal over the remaining term until maturity, and the company will record a corresponding noncash interest expense. Additionally, the company incurred $5.1 million of debt issuance costs and allocated $4.0 million to the liability component of the 3.25% notes. These costs will be amortized as noncash interest expense over the five-year term of the 3.25% notes. Prior to April 1, 2018, the 3.25% notes are not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted to  48.4199 shares of common stock per $1,000 of principal which is equal to a conversion price of approximately $20.65 per share. The company may be obligated to increase the conversion rate in certain events, including redemption of the 3.25% notes.

The company may redeem all of the 3.25% notes at any time on or after October 1, 2016 if the company’s common stock equals or exceeds 140% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date the company delivers notice of the redemption. The redemption price will equal 100% of the principal plus any accrued and unpaid interest. Holders of the 3.25% notes have the option to require the company to repurchase the 3.25% notes in cash at a price equal to 100% of the principal plus accrued and unpaid interest when there is a fundamental change, such as change in control. Default on any loan in excess of $10.0 million constitutes an event of default, which could result in the 3.25% notes being declared due and payable.

Covenant Compliance

The company was in compliance with its debt covenants as of September 30, 2015.

Capitalized Interest

The company had $313 thousand and $707 thousand of capitalized interest during the three and nine months ended September 30, 2015, respectively.

Restricted Net Assets

At September 30, 2015, there were approximately $711.0 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

9.  STOCK-BASED COMPENSATION

The company has an equity incentive plan that reserves 3.5 million shares of common stock for issuance. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted and deferred stock unit awards, to be granted to eligible employees, non-employee directors and consultants. The company measures share-based compensation at fair value on the grant date, adjusted for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis. Substantially all of the existing stock-based compensation has been equity awards.

The exercisable stock option activity for the nine months ended September 30, 2015, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2014	339,750	$10.82	3.1	$4,763
Granted	-	-	-	-
Exercised	(41,000)	18.24	-	363
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at September 30, 2015	298,750	$9.81	2.7	$2,811
Exercisable at September 30, 2015 (1)	298,750	$9.81	2.7	$2,811

(1) Includes in-the-money options totaling 298,750 shares at a weighted-average exercise price of $9.81.

Option awards allow employees to exercise options through cash payment for the shares of common stock or simultaneous broker-assisted transactions in which the employee authorizes the exercise and immediate sale of the option in the open market. The company uses newly issued shares of common stock to satisfy its share-based payment obligations.

The non-vested stock award and deferred stock unit activity for the nine months ended September 30, 2015, are as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Non-Vested at December 31, 2014	678,504	$16.18
Granted	483,289	26.94
Forfeited	(5,116)	21.38
Vested	(418,460)	16.58
Non-Vested at September 30, 2015	738,217	$22.96	2.0

Compensation costs for share-based payment plans during the three and nine months ended September 30, 2015,  were approximately $2.5 million and $6.8 million, respectively, and approximately $1.3 million and $5.8 million, during the three and nine months ended September 30, 2014, respectively. At September 30, 2015, there were $12.5 million of unrecognized compensation costs from share-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.0 years. The potential tax benefit related to stock-based payment is approximately 37.9% of these expenses.

Green Plains Partners

The board of directors of the general partner adopted Green Plains Partners’ 2015 Long-Term Incentive Plan upon completion of the IPO. The incentive plan is intended to promote the interests of the partnership, its general partner and affiliates by providing incentive compensation based on units to employees, consultants and directors to encourage superior performance. The incentive plan reserves 2.5 million common units for issuance in the form of options, restricted units, phantom units, distributable equivalent rights, substitute awards, unit appreciation rights, unit awards, profits interest units or other unit-based awards. The partnership measures unit-based compensation related to equity awards in its consolidated financial statements over the requisite service period on a straight-line basis.

In August 2015, the partnership granted 10,089 restricted unit awards, vesting on July 1, 2016, with a weighted average price of $14.93 to certain directors of the general partner as compensation under the incentive plan. Compensation costs of approximately $24 thousand were expensed during both the three and nine months ended September 30, 2015. At September 30, 2015, there were $127 thousand of unrecognized compensation costs from unit-based compensation.

10.  EARNINGS PER SHARE

Basic earnings per share, or EPS, is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income on an if-converted basis for the first quarter of 2014, associated with the 3.25% notes and 5.75% convertible senior notes due 2015, or the 5.75% notes, by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. All of the 5.75% notes were retired during the first quarter of 2014. During the second quarter of 2014, shareholders approved flexible settlement, which gives the company the option to settle the 3.25% notes in cash, common stock or a combination of cash and common stock. The company intends to convert the 3.25% notes with cash for the principal and cash or common stock for the conversion premium. Accordingly, diluted EPS is computed using the treasury stock method by dividing net income by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities.

The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Basic EPS:
Net income attributable to Green Plains	$6,179	$41,749	$10,653	$117,266
Weighted average shares outstanding - basic	38,066	37,588	37,966	36,101
EPS - basic	$0.16	$1.11	$0.28	$3.25

Diluted EPS:
Net income attributable to Green Plains	$6,179	$41,749	$10,653	$117,266
Interest and amortization on convertible debt, net of tax effect:
5.75% notes	-	-	-	576
3.25% notes	-	-	-	1,379
Net income attributable to Green Plains - diluted	$6,179	$41,749	$10,653	$119,221

Weighted average shares outstanding - basic	38,066	37,588	37,966	36,101
Effect of dilutive convertible debt:
5.75% notes	-	-	-	1,345
3.25% notes	355	2,752	1,154	3,452
Effect of dilutive stock-based compensation awards	135	202	146	232
Weighted average shares outstanding - diluted	38,556	40,542	39,266	41,130

EPS - diluted	$0.16	$1.03	$0.27	$2.90

There was no stock-based compensation awards excluded from the computations of diluted EPS for the three and nine months ended September 30, 2015, and 2014 due to the exercise prices or grant-date fair value of the corresponding awards exceeding the average market price of the company’s common stock during the period.

11.  STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

					Accum.
					Other			Total
			Additional		Comp.			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Income	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity	Interest	Equity

Balance, December 31, 2014	44,809	$45	$569,431	$299,101	$(5,320)	7,200	$(65,808)	$797,449	$-	$797,449
Net income	-	-	-	10,653	-	-	-	10,653	3,862	14,515
Cash dividends declared	-	-	-	(10,646)	-	-	-	(10,646)	-	(10,646)
Other comprehensive income, before reclassification	-	-	-	-	9,245	-	-	9,245	-	9,245
Amounts reclassified from accum. other comprehensive income	-	-	-	-	700	-	-	700	-	700
Other comprehensive income, net of tax	-	-	-	-	9,945	-	-	9,945	-	9,945
Repurchase of common stock	-	-	-	-	-	192	(4,003)	(4,003)	-	(4,003)
Net proceeds from issuance of common units - Green Plains Partners LP	-	-	-	-	-	-	-	-	157,446	157,446
Stock-based compensation	433	-	5,718	-	-	-	-	5,718	-	5,718
Stock options exercised	41	-	766	-	-	-	-	766	-	766
Balance, September 30, 2015	45,283	$45	$575,915	$299,108	$4,625	7,392	$(69,811)	$809,882	$161,308	$971,190

Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Statements of Operations
	2015	2014	2015	2014	Classification

Gains (losses) on cash flow hedges:
Ethanol commodity derivatives	$935	$(15,484)	$4,643	$(228,806)	Revenues
Corn commodity derivatives	515	(65,763)	(5,763)	(31,505)	Cost of goods sold
Total	1,450	(81,247)	(1,120)	(260,311)	Income (loss) before income taxes
Income tax expense (benefit)	547	(31,428)	(420)	(101,762)	Income tax expense (benefit)
Amounts reclassified from accumulated other comprehensive income (loss)	$903	$(49,819)	$(700)	$(158,549)

12.  INCOME TAXES

The company records income tax expense or benefit during interim periods based on its best estimate of the annual effective tax rate. Certain items are given discrete period treatment and the tax effect of those items are reported in full in the relevant interim period. Green Plains Partners is a master limited partnership, which is treated as a flow-through entity for federal income tax purposes and is not subject to income taxes. As a result, the company’s consolidated financial statements do not reflect any benefit or provision for income taxes on pre-tax income or loss attributable to the noncontrolling interest in the partnership.

Income tax benefit was $0.6 million for the three months ended September 30, 2015 and income tax expense was $2.2 million for the nine months ended September 30, 2015, compared with income tax expense of $24.3 million and $68.6 million, for the three and nine months ended September 30, 2014, respectively. The effective tax rate,  calculated as the ratio of income tax expense to income before income taxes, was approximately (6.4)% and 13.0% for the three and nine months ended September 30, 2015 respectively, and 36.7% and 36.9% for the three and nine months ended September 30, 2014, respectively. The decrease in the effective tax rate was due primarily to the impact of the noncontrolling interest in Green Plains Partners on the consolidated financial results. This was partially offset by a change in estimate related to the company’s filing position in various jurisdictions as well as comparable permanent differences on lower amounts of income before taxes for the 2015 periods compared with the 2014 periods.

The amount of unrecognized tax benefits for uncertain tax positions was $0.3 million as of September 30, 2015,  and December 31, 2014. Recognition of these benefits would have a favorable impact on the company’s effective tax rate.

The 2015 annual effective tax rate can be affected by variances among the estimates and amounts of full-year sources of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.

13.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease. The company incurred lease expenses of $8.0 million and $24.8 million during the three and nine months ended September 30, 2015, respectively, and $8.3 million and $23.5 million during the three and nine months ended September 30, 2014, respectively.

Aggregate minimum lease payments under these agreements for the remainder of 2015 and in future years are as follows (in thousands):

Year Ending December 31,	Amount

2015	$7,850
2016	27,315
2017	16,897
2018	13,828
2019	9,912
Thereafter	8,930
Total	$84,732

Commodities

As of September 30, 2015, the company had contracted future purchases of grain, corn oil, natural gas, crude oil, ethanol, distillers grains and cattle, valued at approximately $297.9 million.

Legal

The company is currently involved in litigation that has arisen in the ordinary course of business, but does not believe any current or pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

Insurance Recoveries

In March 2014, the Green Plains Otter Tail ethanol plant was damaged by a fire, which caused substantial property damage and business interruption costs. The company had property damage and business interruption insurance coverage and, as a result, the incident did not have a material adverse impact on the company’s financial results. During the nine months ended September 30, 2014, the company recorded a gain of $3.3 million in other income representing partial recovery in excess of the book value of the damaged property and equipment. The company also received insurance proceeds of $8.5 million as of September 30, 2014, related to the business interruption portion of the claim, which reimbursed a majority of lost profits, net of deductible, while the equipment was being repaired. These proceeds were recorded as a reduction of cost of goods sold during the nine months ended September 30, 2014. The insurance claims for property damage and business interruption were finalized and the remaining amount was paid by the insurance carrier during the fourth quarter of 2014.

14.   RELATED PARTY TRANSACTIONS

Commercial Contracts

Three subsidiaries of the company have executed separate financing agreements for equipment with AXIS Capital Inc. Gordon Glade, president and chief executive officer of AXIS Capital, is a member of the company’s board of directors. In March 2014, a subsidiary of the company entered into $1.4 million of new equipment financing agreements with AXIS Capital with monthly payments beginning in April 2014. Balances of $1.1 million and $1.2 million related to these financing arrangements were included in debt at September 30, 2015,  and December 31, 2014, respectively. Payments, including principal and interest, totaled $69 thousand and $207 thousand during the three and nine months ended September 30, 2015, respectively, and $69 thousand and $194 thousand during the three and nine months ended September 30, 2014, respectively. The weighted average interest rate for the financing agreements with AXIS Capital was 6.8%.

Aircraft Lease

Effective January 1, 2015, the company entered into two agreements with an entity controlled by Wayne Hoovestol for the lease of two aircrafts. Mr. Hoovestol is chairman of the company’s board of directors. The company agreed to pay $9,766 per month for the combined use of up to 125 hours per year of the aircrafts. Flight time in excess of 125 hours per year will incur additional hourly charges. These agreements replaced prior agreements with entities controlled by Mr. Hoovestol for the lease of two aircrafts for $15,834 per month for use of up to 125 hours per year, with flight time in excess of 125 hours per year incurring additional hourly charges. During the three and nine months ended September 30, 2015, payments related to these leases totaled $49 thousand and $153 thousand, respectively, and $68 thousand and $166 thousand during the three and nine months ended September 30, 2014, respectively. The company had approximately $48 thousand and $2 thousand in outstanding payables related to these agreements at September 30, 2015 and December 31, 2014, respectively.

15.  SUBSEQUENT EVENTS

Acquisition of Ethanol Plant in Hopewell, Virginia

On October 26, 2015, the company acquired an ethanol production facility in Hopewell, Virginia for approximately $18.3 million. Operating at full capacity, the facility’s dry mill ethanol plant will increase the company’s annual production capacity by approximately 60 million gallons. Production is expected to resume by the end of 2015 and corn oil processing is expected to be operational during the second quarter of 2016. The company expects to offer the Hopewell plant’s transportation and storage assets to the partnership.

Acquisition of Ethanol Plant in Hereford, Texas

On October 28, 2015, the company signed a definitive agreement regarding the purchase of an ethanol production facility in Hereford, Texas.  Under the terms of the agreement, the company will acquire Hereford Renewable Energy, LLC for approximately $93.8 million, subject to customary closing adjustments. The transaction value includes $78.5 million for the ethanol production facility with the balance for working capital. The transaction is expected to close during the fourth quarter of 2015, subject to customary closing conditions and regulatory approvals. The facility includes an ethanol plant with approximately 100 million gallons per year of production capacity, a corn oil extraction system and other related assets. The company expects to offer the Hereford plant’s transportation and storage assets to the partnership.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information that we believe is relevant to understand and assess our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this report together with our annual report on Form 10-K for the year ended December 31, 2014.

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather plans and objectives for future operations based on management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and similar words and phrases, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends, and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made in accordance with safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may be based on inaccurate assumptions or not account for known or unknown risks and uncertainties, and therefore, be incorrect. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2014, and in Item 1A of Part II of this quarterly report on Form 10-Q for the quarter ended September 30, 2015. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we operate, commodity market risks including those that may result from current weather conditions, financial market risks, counterparty risks, risks associated with changes to federal policy or regulation, risks related to closing and achieving anticipated results from acquisitions, risks associated with merchant trading, risks associated with the operations of a cattle-feeding business, risks associated with the joint venture to commercialize algae production and growth potential of the algal biomass industry, and other risk factors detailed in our reports filed with the U.S. Securities and Exchange Commission, or SEC. Also in relation to the initial public offering, or IPO, of common units representing limited partnership interests in our newly formed subsidiary, Green Plains Partners LP, or the partnership, which closed on July 1, 2015, additional risks include, but are not limited to, compliance with commercial contractual obligations, potential tax consequences related to our investment in the partnership and risks disclosed in the partnership’s SEC filings and associated with the operation of the partnership as a separate, publicly traded entity.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this report or any document incorporated by reference might not occur. We caution investors not to place undue reliance on the forward-looking statements, which represent management’s views only as of the date of this report or document incorporated by reference. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a Fortune 1000, vertically integrated producer, marketer and distributor of ethanol focused on generating stable operating margins through our diversified business segments and our risk management strategy. We believe owning and operating strategically located assets throughout the ethanol value chain enables us to mitigate changes in commodity prices and differentiates us from companies focused only on ethanol production. We have operations throughout the ethanol value chain, beginning upstream with our grain handling and storage operations, continuing through our ethanol, distillers grains and corn oil production operations, and ending downstream with our marketing, terminal and distribution services.

We review the financial and operating performance of four operating segments:

•

Ethanol Production.  We operate 12 ethanol plants in Indiana, Iowa, Michigan, Minnesota, Nebraska and Tennessee and are the fourth largest ethanol producer in North America. We have the capacity to consume approximately 360 million bushels of corn per year and produce over one billion gallons of ethanol and approximately 2.9 million tons of distillers grains annually. We also operate corn oil extraction systems at our ethanol plants, with the capacity to produce approximately 250 million pounds annually.

•

Agribusiness.    We have grain storage capacity of approximately 50.1 million bushels and a cattle feedlot operation with the capacity to support approximately 70,000 head of cattle. We believe our agribusiness operations provide synergies with our ethanol production segment by supplying a portion of the feedstock needed to produce ethanol and using a portion of the distillers grains that are output from our ethanol plants.

•

Marketing and Distribution.  Our marketing business markets, sells and distributes all of the ethanol, distillers grains and corn oil produced at our ethanol plants. We also market ethanol and other commodities for a third-party producer. In addition, we buy and sell ethanol, distillers grains, corn oil, grain, natural gas and other commodities and participate in trading activities across various markets.

•

Partnership.  Our master limited partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership owns (i) 27 ethanol storage facilities located at or near our 12 ethanol production plants, which have the ability to efficiently and effectively store and load railcars and tanker trucks with all of the ethanol produced at our ethanol production plants, (ii) eight fuel terminal facilities, located near major rail lines, which enable the partnership to receive, store and deliver fuels from and to markets that otherwise lack efficient access to renewable fuels, and (iii) transportation assets, including a leased railcar fleet of approximately 2,200 railcars with an aggregate capacity of 66.3 million gallons, or mmg, as of September 30, 2015, which is contracted to transport ethanol from our ethanol production plants to refineries throughout the United States and international export terminals.

We are disciplined in evaluating potential ethanol plant acquisitions by considering whether the plants meet our design, engineering, valuation and geographic criteria. We are implementing an expansion project at our ethanol plants to leverage the strategic location and capacity of these assets to cost-effectively increase our annual production. As part of our ethanol production capacity expansion program, we have added 35 million gallons of production capacity at a cost of $19.6 million through October 1, 2015. We anticipate adding another 30 million gallons of production capacity during the first quarter of 2016 and 20 million gallons of production capacity in the second quarter of 2016 at an estimated cost of approximately $30.4 million.  In our agribusiness and marketing and distribution segments, we intend to expand our marketing efforts by entering into new or renewed contracts with other ethanol producers to optimize our logistics capabilities and realize additional profit margins. For our recently formed subsidiary, Green Plains Partners, our strategy is to acquire additional assets that can be offered to the partnership to generate incremental distributable cash flow. In 2013, we implemented a plan to realign our agribusiness operations by adding grain storage capacity at or near our ethanol plants to take advantage of our current infrastructure and enhance our corn origination and trading capabilities. We intend to continue adding grain storage capacity and are currently evaluating opportunities for expansion in 2016.  We also intend to pursue opportunities to develop or acquire additional grain elevators, particularly those located near our ethanol plants. We believe owning grain handling and storage operations in close proximity to our ethanol plants enables us to strengthen relationships with local corn producers and source corn more effectively at a lower average cost. We will also consider acquisitions of additional cattle feedlot operations. We are a majority owner in a joint venture focused on developing technology to grow and harvest algae in commercially viable quantities.

On October 26, 2015, we acquired an ethanol production facility in Hopewell, Virginia for approximately $18.3 million. Operating at full capacity, the facility’s dry mill ethanol plant will increase our annual production capacity by approximately 60 million gallons to nearly 1.1 billion gallons per year. Production is expected to resume by the end of 2015 and corn oil processing is expected to be operational during the second quarter of 2016. We expect to offer the Hopewell plant’s transportation and storage assets to the partnership.

On October 28, 2015, we signed a definitive agreement regarding the purchase of an ethanol production facility in Hereford, Texas. Under the terms of the agreement, we will acquire Hereford Renewable Energy, LLC for approximately $93.8 million, subject to customary closing adjustments. The transaction value includes $78.5 million for the ethanol production facility with the balance for working capital. The transaction is expected to close during the fourth quarter of 2015, subject to customary closing conditions and regulatory approvals. The facility includes an ethanol plant with approximately 100 million gallons per year of production capacity, a corn oil extraction system and other related assets. We expect to offer the Hereford plant’s transportation and storage assets to the partnership.

Initial Public Offering of Subsidiary

On July 1, 2015, our newly formed partnership closed its initial public offering, or IPO. In conjunction with the IPO, we contributed our downstream ethanol transportation and storage assets to the partnership. A total of 11,500,000 common units, representing limited partner interests, including 1,500,000 common units pursuant to the underwriters’ overallotment option, were sold to the public for $15.00 per common unit. The partnership received net proceeds of approximately $157.4 million after deducting underwriting discounts, structuring fees and offering expenses. The partnership used the proceeds to make a distribution to us of $155.3 million and pay $0.9 million in origination fees under its new $100.0 million revolving credit facility. The remaining $1.2 million was retained for general partnership purposes. We now own a 62.5% limited partner interest consisting of 4,389,642 common units and 15,889,642 subordinated units, and a 2.0% general partner interest in the partnership. The public owns the remaining 35.5% limited partner interest in the partnership. As such, the partnership is consolidated in our financial statements.

The partnership is a fee-based master limited partnership formed by us to provide fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership’s initial assets include (i) 27 ethanol storage facilities, located at or near our 12 ethanol production plants, which have the ability to efficiently and effectively store and load railcars and tanker trucks with all of the ethanol produced at our ethanol production plants, (ii) eight fuel terminal facilities,  located near major rail lines, which enable the partnership to receive, store and deliver fuels from and to markets that seek access to renewable fuels, and (iii) transportation assets, including a leased railcar fleet of approximately 2,200 railcars with an aggregate capacity of 66.3 mmg as of September 30, 2015, which is contracted to transport ethanol from our ethanol production plants to refineries throughout the United States and international export terminals. The partnership expects to be our primary downstream logistics provider to support our over one billion gallons per year, or bgy, ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol we produce.

A substantial portion of the partnership’s revenue is derived from long-term, fee-based commercial agreements with our subsidiary, Green Plains Trade.  In connection with the IPO, the partnership (1) entered into (i) a ten-year fee-based storage and throughput agreement; (ii) a six-year fee-based rail transportation services agreement; and (iii) a one-year fee-based trucking transportation agreement, and (2) assumed (i) an approximately 2.5-year terminal services agreement for the partnership’s Birmingham, Alabama-unit train terminal; and (ii) various other  terminal services agreements for their other fuel terminal facilities, each with Green Plains Trade. The partnership’s  storage and throughput agreement and certain terminal services agreements, including the Birmingham terminal services agreement, are supported by minimum volume commitments. The rail transportation services agreement is supported by minimum take-or-pay capacity commitments. We also have agreements with the partnership that establish fees for general and administrative services, and operational and maintenance services we provide. These transactions are eliminated when we consolidate our financial results.

Ethanol Industry Dynamics

U.S. Supply and Demand

Domestic ethanol consumption has increased at a rate greater than 15% per year, from 1.7 billion gallons in 2001 to more than 13.6 billion gallons in 2014 according to the U.S. Energy Information Administration, or EIA. In addition to government regulations which mandate the use of ethanol blending, ethanol is used as an octane enhancer and fuel stock extender. The ethanol production market is fairly fragmented. According to Ethanol Producer Magazine, there were 216 ethanol plants in the United States capable of producing 15.5 bgy as of October 21, 2015. The top five producers account for approximately 40% of production. We are the fourth largest ethanol producer in North America.

Since ethanol accounts for approximately 10% of the U.S. gasoline market and gasoline is the primary feedstock of finished gasoline in the United States, there is an economic relationship between the two, particularly as it relates to blending. Blenders generally charge the same amount for gasoline that contains 10% ethanol, or E10, as 100% gasoline, taking the difference between generally less-expensive ethanol and gasoline as margin and allowing ethanol to be an economic source for octane and meet renewable fuel requirements.

Global Supply and Demand

The United States is the world’s largest producer and consumer of ethanol. Collectively, the United States and Brazil account for more than 80% of all ethanol production and consumption, according to the USDA Foreign Agriculture Service. While the primary feedstock for ethanol produced in the United States is corn, the primary feedstock for ethanol produced in Brazil is sugarcane.

Global ethanol production has grown significantly in recent years led by the United States. Approximately 30 countries mandate or incentivize ethanol and bio-diesel blending with motor fuels. Global production has increased from approximately 5.0 billion gallons in 2001 to approximately 24.6 billion gallons in 2014, according to the EIA. We believe ethanol, as a percentage of total transportation fuels, will experience increasing global demand as countries continue to focus on reducing their reliance on petroleum-based transportation fuels.

In 2010, the United States became the world’s leading supplier of ethanol, according to the EIA. U.S. ethanol imports were approximately 75 mmg, 400 mmg and 560 mmg in 2014, 2013 and 2012, respectively. U.S. ethanol exports were approximately 850 mmg, 600 mmg and 730 mmg in 2014, 2013 and 2012, respectively. At present, approximately 94% of the ethanol produced domestically is used and marketed to the United States, while the remaining ethanol is used and marketed worldwide. Canada is the largest export market. According to Credit Suisse Securities Research and Analysis, global demand for ethanol, excluding the United States, could grow at a rate of 2% to 3% annually, which equates to demand for an additional 200 mmg to 300 mmg of fuel grade ethanol.

According to the “Renewable Energy Top Markets for U.S. Exports 2014-2015” report by the U.S. Department of Commerce – International Trade Administration, as more countries mandate blending with ethanol, new export opportunities for U.S. ethanol producers will emerge. Canada and Brazil; however, will likely remain the two largest export destinations for U.S. ethanol through 2015. The industry is developing other markets such as Philippines, India, Mexico, South Korea and Peru. Additionally, certain countries are moving forward with higher blends of ethanol in their fuel: Brazil moved to 27% from 25%, India is moving to a 10% ethanol blend from E5 and considering a 20% fuel blend and the Philippines is evaluating steps to move to higher blends from their current E10 mandate.

Industry Factors Affecting our Results of Operations

Variability of Commodity Prices.    Our industry and operations are highly dependent on the price of various commodities, especially for corn, ethanol, distillers grains and natural gas. Because market prices of these commodities are not always correlated, there are times when ethanol production is not profitable. Since price volatility poses a significant threat to our margin structure, we have developed a risk management strategy focused on locking in favorable operating margins when available. We continually monitor market price for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using derivative instruments, fixed-price purchases and sales contracts, or a combination of strategies within strict limits. We do not try to manage general price movements of individual commodities, for example to minimize the cost of corn consumed. By using a variety of risk management tools and hedging strategies, including our internal real-time margin management system, we believe we are able to maintain a disciplined approach to price risks.

In 2014, 14.4 billion gallons of conventional biofuels blending was mandated by the Renewable Fuel Standard, or RFS II, when U.S. ethanol production was 14.3 billion gallons. In 2012, sugarcane ethanol imported from Brazil, which totaled approximately 530 mmg, was one of the most economical means for certain parties to comply with the RFS II requirement to blend 2.0 billion gallons of advanced biofuels. Effective March 16, 2015, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil to 27% from 25% which, along with more competitively priced ethanol produced from corn, has significantly reduced U.S. ethanol imports from Brazil. According to the U.S. Department of Commerce, U.S. ethanol exports, net of imports, was approximately 520.9 mmg in the first eight months of 2015. Domestic inventory stocks were 789 mmg at September 30, 2015.

On October 9, 2015, the USDA projected the U.S. corn crop for 2016 to be 13.6 billion bushels with a projected yield per acre of 168.0 bushels on 80.7 million acres harvested which is expected to result in corn ending stocks of 1.6 billion bushels at August 31, 2016. We believe that U.S. ethanol production levels will continue to adjust to supply and demand factors for ethanol and corn.

There may be periods of time, due to the variability of commodity prices and compressed margins, when we reduce or cease ethanol production at some of our ethanol plants. The reduced production rates increase our ethanol yields and optimize cash flow in lower margin environments. In 2014 we produced ethanol at approximately 95.6% of our total daily average capacity. During the nine months ended September 30, 2015, we reduced production volumes at several of our ethanol plants, which resulted in total production of approximately 90.0% of our total daily average capacity due to unfavorable ethanol operating margins.

Legislation.  Federal and state governments have enacted numerous policies and incentives to encourage the use of domestically produced alternative fuels. RFS II has been, and we expect will continue to be, a driver in the growth of ethanol usage. Due to drought conditions in 2012 and claims that the market will be unwilling to accept greater than 10% ethanol blends, legislation aimed at reducing or eliminating the use of renewable fuels  required by RFS II has been introduced to Congress.

To promote increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the U.S. Environmental Protection Agency, or EPA, to increase the allowable amount of ethanol blended with gasoline from the current 10% level, or E10, to a 15% level, or E15. Through a series of decisions beginning in October 2010, the EPA has granted a waiver for the use of E15 in model year 2001 and newer passenger vehicles, including cars, sport utility vehicles and light pickup trucks. In June 2012, the EPA approved the sale and use of E15. On June 24, 2013, the U.S. Supreme Court declined to hear an appeal from the American Petroleum Institute and other organizations challenging the EPA’s decision to permit the sale of E15. According to the EPA, as of October 22, 2015, there were 157 gas stations in 21 states offering E15 to consumers.

On April 17, 2015, the U.S. Department of Transportation, or DOT, announced rail safety changes for transportation of ethanol and other liquids. Effective immediately, transportation of Class 3 flammable liquids, such as ethanol, are subject to new safety advisories, notices and an emergency order issued by the DOT, Federal Railroad Administration and Pipeline and Hazardous Materials Safety Administration. The emergency order limits trains to a maximum authorized operating speed limit when passing through highly populated areas and carrying large amounts of ethanol or other Class 3 flammable liquids.

On May 1, 2015, the DOT, in coordination with Transport Canada, announced the final rule, “Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains.” The rule calls for an enhanced tank car standard known as the DOT specification 117 tank car and establishes a schedule beginning in May 2017 to retrofit or replace older tank cars carrying crude oil and ethanol. U.S. and Canadian shippers have until May 1, 2023, to phase out or upgrade older DOT-111 tank cars servicing ethanol. Shippers have until July 1, 2023, to retrofit or replace non-jacketed CPC-1232 tank cars, and until May 1, 2025, to retrofit or replace jacketed CPC-1232 tank cars, transporting ethanol in the U.S. and Canada. The rule also establishes new braking standards intended to reduce the severity of accidents and “pile-up effect.” New operational protocols are also applicable, which include reduced speed, routing requirements and local government notifications. In addition, companies that transport hazardous materials must develop more accurate classification protocols.

On September 10, 2015, the Food & Drug Administration announced that the “Preventive Controls for Human Food” rule and “Preventive Controls for Animal Food” rules are now final. While we are still reviewing these rules, we believe the supply chain management and audit requirements contained in these rules may require many additional human resources to comply with the rules.

Industry Fundamentals.    The ethanol industry is supported by a number of market fundamentals that drive its long-term outlook and extend beyond the short-term margin environment. Following the EPA’s approval, the industry is working to broadly introduce E15 into the retail fuel market. The RFS II statutory mandate level for conventional biofuels for 2015 is 15.0 billion gallons. For 2014, it was 14.4 billion gallons, which approximated domestic production levels that year. Future demand will be largely dependent on the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative value of octane, environmental requirements and the RFS II mandate.

The domestic gasoline market continues to evolve as refiners produce more conventional blendstocks for oxygenate blending, or CBOB, a sub-grade, 84 octane gasoline, which requires ethanol or other octane sources to meet the minimum octane rating requirements for the U.S. gasoline market. The demand for ethanol is also affected by the overall demand for transportation fuel. Currently, total U.S. gasoline demand is approximately 139.0 billion gallons annually, according to the EIA. The ethanol blend rate in 2014 was approximately 9.9% of total gasoline demand, or 13.9 billion gallons. Demand for transportation fuel is affected by the number of miles traveled by businesses and consumers and the fuel economy of vehicles. Consumer acceptance of E15 and E85 (85% ethanol blended) fuels and flex-fuel vehicles is one factor that may be necessary before ethanol can achieve significant growth in U.S. market share. In addition, although the ethanol export markets are affected by competition from other ethanol exporters, mainly Brazil, we expect exports to remain active in 2015. Overall, the U.S. ethanol industry is producing at levels to meet current domestic and export demand and ethanol prices have remained at a discount to octane substitutes, providing blenders and refiners an economic incentive to blend.

BioProcess Algae Joint Venture

Our BioProcess Algae joint venture is focused on developing technology to grow and harvest algae, which consume carbon dioxide, in commercially viable quantities. Through multiple stages of expansion, BioProcess Algae constructed a five-acre algae farm next to our Shenandoah, Iowa ethanol plant and has operated its Grower Harvesters™ bioreactors since 2011. The joint venture is currently verifying growth rates, energy balances, capital requirements and operating expenses of the technology, which are considered to be critical steps toward commercialization.

Critical Accounting Policies and Estimates

This disclosure is based on our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions we believe are proper and reasonable under the circumstances. We regularly evaluate the appropriateness of the estimates and assumptions used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates. Key accounting policies, including, but not limited to, those relating to revenue recognition, depreciation of property and equipment, asset retirement obligations, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. See further discussion of our critical accounting policies and estimates, as well as significant accounting policies, in our annual report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

For information related to recent accounting pronouncements, see Note 1 – Basis of Presentation, Description of Business and Summary of Significant Accounting Policies included herein as part of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Components of Revenues and Expenses

Revenues.  In our ethanol production segment, our revenues are derived primarily from the sale of ethanol, distillers grains and corn oil. Distillers grains and corn oil are co-products of the ethanol production process. In our agribusiness segment, the sale of grain and cattle are our primary sources of revenue. In our marketing and distribution segment, sales of ethanol, distillers grains and corn oil that we market for our ethanol plants, sales of ethanol we market for a third-party ethanol plant and sales of other commodities purchased in the open market represent our primary sources of revenue. Revenues include net gains or losses from derivatives related to products sold. In our partnership segment, our revenues consist primarily of fees charged for receiving, storing, transferring and transporting ethanol and other fuels.

Cost of Goods Sold.    In our ethanol production segment, cost of goods sold includes direct labor, materials and plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in ethanol plant operations. Plant overhead consists primarily of plant utilities, depreciation and outbound freight charges. Corn is the most significant raw material cost. Natural gas is our second largest cost, which is used to power steam generation in the ethanol production process and dry distillers grains. Cost of goods sold also includes net gains or losses from derivatives related to commodities purchased.

In our agribusiness segment, grain acquisition costs are the primary components of cost of goods sold. Grain inventories held for sale, and forward purchase contracts and sale contracts are valued at market prices when available or other market quotes adjusted for differences, primarily in transportation, between the exchange-traded market and local markets, where the terms of the contracts are based. Changes in the market value of grain inventories, forward purchase and sale contracts and exchange-traded futures and options contracts are recognized as a component of cost of goods sold. In the cattle-feeding operation, the costs of cattle, feed and veterinary supplies, direct labor and feedlot overhead are accumulated as inventory and included as a component of cost of goods sold when the cattle are sold. Direct labor includes all compensation and related benefits of non-management personnel involved in feedlot operations. Feedlot overhead costs include feedlot utilities, depreciation, repairs and maintenance and yard expenses.

In our marketing and distribution segment, purchases of ethanol, distillers grains and corn oil represent the largest components of cost of goods sold.

Operations and Maintenance Expenses.  In our partnership segment, transportation expenses represent the primary components of operations and maintenance expenses. Transportation expense includes rail car leases, freight and shipping of our ethanol and co-products, as well as costs incurred in storing ethanol at destination terminals.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses are recognized at the operating segment level, as well as at the corporate level. These expenses consist of employee salaries, incentives and benefits; office expenses; director fees; and professional fees for accounting, legal, consulting, and investor relations activities. Personnel costs, which include employee salaries, incentives and benefits, are the largest expenditures. Selling, general and administrative expenses that cannot be allocated to a segment are referred to as corporate activities.

Other Income (Expense).    Other income (expense) includes interest earned, interest expense, equity earnings in nonconsolidated subsidiaries and other non-operating items.

Results of Operations

Segment Results

As a result of the IPO,  we implemented organizational changes during the third quarter of 2015. We now review the financial and operating performance of the following four operating segments: (1) ethanol production, which includes the production of ethanol, distillers grains and corn oil, (2) agribusiness, which includes grain handling and storage and cattle feedlot operations (3) marketing and distribution, which includes marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil and other commodities and (4) partnership, which includes fuel storage and transportation services. Prior periods have been reclassified to conform to the revised segment presentation.

When transferring assets between entities under common control under GAAP, the entity receiving the net assets initially recognizes the carrying amounts of the assets and liabilities at the date of transfer. The transferee’s prior period financial statements are restated for all periods its operations were part of the parent’s consolidated financial statements. On July 1, 2015, Green Plains Partners received ethanol storage and railcar assets and liabilities in a transfer between entities under common control. The transferred assets and liabilities are recognized at our historical cost and reflected retroactively in the segment information of the consolidated financial statements presented in this Form 10-Q. The assets of Green Plains Partners were previously included in the ethanol production and marketing and distribution segments. Expenses related to the ethanol storage and railcar assets, such as depreciation, amortization and railcar lease expenses, are also reflected retroactively in the following segment information. There are no revenues related to the operation of these ethanol storage and railcar assets in the partnership segment prior July 1, 2015, the date the related commercial agreements with Green Plains Trade became effective.

In June 2014, we acquired the assets of a cattle-feeding business with the capacity to support approximately 70,000 head of cattle and 3.8 million bushels of grain storage capacity within our agribusiness segment.

Corporate activities incudes selling, general and administrative expenses, consisting primarily of employees compensation, professional fees and overhead costs not directly related to a specific operating segment. When we evaluate segment performance, we review the information below as well as our earnings before interest, income taxes, noncontrolling interest, depreciation and amortization, or EBITDA.

During the normal course of business, our operating segments do business with each other. For example, our ethanol production segment sells ethanol to our marketing and distribution segment, our agribusiness segment sells grain to our ethanol production segment and our partnership segment provides fuel storage and transportation services for our marketing and distribution segment. These intersegment activities are treated like third-party transactions and recorded at market values. Consequently, these transactions affect segment performance; however, they do not impact our consolidated results since the revenues and corresponding costs are eliminated.

The selected operating segment financial information are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Ethanol production:
Revenues from external customers (1)	$37,702	$34,593	$140,640	$(63,893)
Intersegment revenues	352,215	568,938	1,145,879	1,764,734
Total segment revenues	389,917	603,531	1,286,519	1,700,841
Agribusiness:
Revenues from external customers (1)	54,519	23,747	191,495	75,476
Intersegment revenues	255,671	290,543	783,388	941,897
Total segment revenues	310,190	314,290	974,883	1,017,373
Marketing and distribution:
Revenues from external customers (1)	648,413	773,439	1,887,184	2,387,801
Intersegment revenues	21,914	40,616	93,176	108,677
Total segment revenues	670,327	814,055	1,980,360	2,496,478
Partnership:
Revenues from external customers (1)	2,163	2,146	6,356	6,288
Intersegment revenues	19,247	1,255	21,895	3,267
Total segment revenues	21,410	3,401	28,251	9,555
Revenues including intersegment activity	1,391,844	1,735,277	4,270,013	5,224,247
Intersegment eliminations	(649,047)	(901,352)	(2,044,338)	(2,818,575)
Revenues as reported	$742,797	$833,925	$2,225,675	$2,405,672

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Cost of goods sold, excluding depreciation and amortization:
Ethanol production	$365,348	$512,621	$1,184,595	$1,448,082
Agribusiness	307,995	311,691	962,979	1,009,246
Marketing and distribution	656,934	800,100	1,950,327	2,437,813
Partnership	-	-	-	-
Intersegment eliminations	(650,929)	(908,224)	(2,049,522)	(2,823,000)
	$679,348	$716,188	$2,048,379	$2,072,141

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Operating income (loss):
Ethanol production	$5,528	$72,836	$43,139	$198,359
Agribusiness	365	1,136	5,833	3,341
Marketing and distribution	9,406	8,378	17,446	43,446
Partnership	11,030	(5,268)	416	(14,054)
Intersegment eliminations	1,882	6,842	5,264	4,270
Corporate activities	(8,378)	(8,869)	(23,759)	(23,017)
	$19,833	$75,055	$48,339	$212,345

Three Months Ended September 30, 2015, compared to the Three Months Ended September 30, 2014

Consolidated Results

Consolidated revenues decreased by $91.1 million for the three months ended September 30, 2015, compared to the same period in 2014. Revenues from sales of ethanol and distillers grains decreased by $149.1 million and $11.0 million, respectively, while revenues from sales of cattle, natural gas and grains increased by $44.2 million, $14.1 million and $5.0 million, respectively. Ethanol and distillers grains revenues were affected by a decrease in average realized prices. Natural gas revenues were impacted by an increase in third party volumes sold. Grain revenues were impacted by an increase in volumes. Operating income decreased by $55.2 million for the three months ended September 30, 2015, compared to the same period in 2014 as a result of decreased revenues, as well as decreased margins for ethanol production. Interest expense decreased by $0.1 million for the three months ended September 30, 2015, compared to the same period in 2014 due to lower average borrowing costs, partially offset by higher average debt balances outstanding during the quarter. Income tax benefit was $0.6 million for the three months ended September 30, 2015, compared to income tax expense of $24.3 million for the same period in 2014.

The following discussion provides greater detail about our third quarter segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Three Months Ended September 30,
	2015	2014

Ethanol sold
(thousands of gallons)	215,561	246,939
Distillers grains sold
(thousands of equivalent dried tons)	577	682
Corn oil sold
(thousands of pounds)	55,918	62,989
Corn consumed
(thousands of bushels)	75,538	87,732

Revenues in the ethanol production segment decreased by $213.6 million for the three months ended September 30, 2015,  compared to the same period in 2014 primarily due to lower average ethanol and distillers grains prices realized, as well as lower volumes produced and sold. In recognition of the low margin environment, the ethanol production segment produced 215.6 million gallons of ethanol, which represents approximately 83.8% of daily average production capacity, during the three months ended September 30, 2015.  We sold 55.9 million pounds of corn oil during the three months ended September 30, 2015, compared to 63.0 million pounds in the same period of 2014. The average price realized for corn oil was approximately 22% lower for the third quarter of 2015, compared to the same period in 2014.

Cost of goods sold in the ethanol production segment decreased by $147.3 million for the three months ended September 30, 2015, compared to the same period in 2014. Corn costs decreased due to a 2% decrease in average cost per bushel and reduced corn consumption resulting from an improvement in ethanol yield, as well as lower production during the three months ended September 30, 2015, compared to the same period in 2014. As a result of the factors identified above, operating income for the ethanol production segment decreased by $67.3 million for the three months ended September 30, 2015, compared to the same period in 2014. Depreciation and amortization expense for the ethanol production segment was $13.8 million for the three months ended September 30, 2015, compared to $13.2 million during the same period in 2014.

Agribusiness Segment

Revenues in the agribusiness segment decreased by $4.1 million, and operating income decreased by $0.8 million, respectively, for the three months ended September 30, 2015, compared to the same period in 2014. We sold 63.2 million bushels of grain, including 62.4 million bushels to our ethanol production segment, during the three months ended September 30, 2015,  compared to sales of 75.5 million bushels of grain, including 73.8 million bushels to our ethanol production segment during the same period in 2014. Revenues were impacted by a decrease in average realized prices and volumes sold, partially offset by an increase in revenues of $44.2 million due to the cattle-feeding operation that was acquired during the second quarter of 2014. Operating income decreased as a result of decreased revenues.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment decreased by $143.7 million for the three months ended September 30, 2015,  compared to the same period in 2014. The decrease in revenues was primarily due to a decrease in ethanol revenues of $165.7 million resulting from lower average realized prices. The decrease in ethanol revenues was partially offset by an increase in grain and natural gas revenues of $12.7 million and $14.1 million, respectively. Grain revenues were impacted by increased volume activity. Natural gas revenues were impacted by an increase in third party volumes sold. The marketing and distribution segment sold 294.3 million and 291.3 million gallons of ethanol during the three months ended September 30, 2015 and 2014, respectively.

Operating income  for the marketing and distribution segment increased by $1.0 million for the three months ended September 30, 2015,  compared to the same period in 2014, primarily due to a decrease in operating expenses.

Partnership Segment

As a result of the IPO, the partnership segment received downstream ethanol transportation and storage assets. Expenses related to these contributed assets, such as depreciation, amortization and railcar lease expenses, are reflected in the partnership segment. No revenues related to the operation of the ethanol storage and railcar contributed assets are reflected in this segment for periods prior July 1, 2015, the date the related commercial agreements with Green Plains Trade became effective, which impacts the comparability between periods. Revenues generated by the partnership segment from the new storage and railcar commercial agreements were approximately $17.8 million for the three months ended September 30, 2015.

Operating income for the partnership segment increased by approximately $16.3 million due to the increase in revenues above, partially offset by an increase in operations and maintenance expenses of $0.8 million for the three months ended September 30, 2015, compared to the same period for 2014. The increase was primarily due to increased wages and fuel costs associated with our trucking company, resulting from an increase in the number of trucks in service and number of locations in which our trucking company does business. This was partially offset by a decrease in throughput unloading fees. General and administrative expenses increased $0.7 million for the three months ended September 30, 2015, compared to the same period for 2014, primarily due to transaction costs related to the formation of the partnership, unit-based compensation and board fees.

Intersegment Eliminations

Intersegment eliminations of revenues decreased by $252.3 million for the three months ended September 30, 2015, compared to the same period in 2014 due to the following factors: decreased sales of ethanol from the ethanol production segment to the marketing and distribution segment of $195.6 million, decreased sales of distillers grains from the ethanol production segment to the marketing and distribution segment of $19.0 million and decreased corn sales from the agribusiness segment to the ethanol production segment of $40.4 million, partially offset by increased transportation and storage fees from the partnership segment to the marketing and distribution segment of $17.8 million.

Intersegment eliminations of operating income increased by $5.0 million for the three months ended September 30, 2015, compared to the same period in 2014 due primarily to decreased average margins realized during the third quarter of 2015, compared to 2014. Ethanol is sold from the ethanol production segment to the marketing and distribution segment as it is produced and transferred into storage tanks located at each respective plant. The finished product is then sold by the marketing and distribution segment to external customers. Profit is recognized by the ethanol production segment upon sale to the marketing and distribution segment, but is eliminated from consolidated results until title to the product has been transferred to a third party.

Corporate Activities

Operating income was impacted by a decrease in operating expenses for corporate activities of $0.5 million for the three months ended September 30, 2015, compared to the same period in 2014.

Income Taxes

We recorded income tax benefit of $0.6 million for the three months ended September 30, 2015, compared to income tax expense of $24.3 million for the same period in 2014. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately (6.4)% for the three months ended September 30, 2015, compared to 36.7% for the same period in 2014. The decrease in the effective tax rate was due primarily to the impact of the noncontrolling interest in Green Plains Partners on the consolidated financial results. This was partially offset by a change in estimate related to our filing position in various jurisdictions as well as comparable permanent differences on lower amounts of income before taxes for the 2015 period compared to the 2014 period.

Noncontrolling Interest

As a result of the IPO, we, together with our subsidiaries, own a 62.5% limited partner interest and a 2.0% general partner interest in the partnership and own all of the partnership’s incentive distribution rights, with the remaining 35.5% limited partner interest owned by public common unitholders for the three months ended September 30, 2015. We consolidate the financial results of the partnership, and record a noncontrolling interest for the economic interest in the partnership held by the public common unitholders. Noncontrolling interest on the consolidated statements of operations includes the portion of net income attributable to the economic interest in the partnership held by the public common unitholders of the partnership. Noncontrolling interest on the consolidated balance sheets includes the portion of net assets of the partnership attributable to the public common unitholders of the partnership.

Nine Months Ended September 30, 2015,  compared to the Nine Months Ended September 30, 2014

Consolidated Results

Consolidated revenues decreased by $180.0 million for the nine months ended September 30, 2015, compared to the same period in 2014. Revenues from sales of ethanol and distillers grains decreased by $384.4 million and $53.8 million, respectively, while revenues from sales of cattle, natural gas and grains increased by $152.2 million, $20.2 million and $84.5 million, respectively. Ethanol and distillers grains revenues were affected by a decrease in average realized prices, partially offset by an increase in volumes sold. Natural gas revenues were impacted by an increase in third party volumes sold. Grain revenues were impacted by an increase in volumes, partially offset by lower average realized prices. Operating income decreased by $164.0 million for the nine months ended September 30, 2015, compared to the same period in 2014 as a result of the decreased revenues, decreased margins for ethanol production as well as a $7.8 million increase in operations and maintenance expenses, selling, general and administrative expenses and depreciation and amortization expenses. Interest expense increased by $0.2 million for the nine months ended September 30, 2015,  compared to the same period in 2014 due to higher average borrowing costs, partially offset by lower average debt balances outstanding. Income tax expense was $2.2 million for the nine months ended September 30, 2015, compared to $68.6 million for the same period in 2014.

The following discussion provides greater detail about our year-to-date segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Nine Months Ended September 30,
	2015	2014

Ethanol sold
(thousands of gallons)	686,791	719,582
Distillers grains sold
(thousands of equivalent dried tons)	1,837	1,972
Corn oil sold
(thousands of pounds)	175,975	171,534
Corn consumed
(thousands of bushels)	241,747	255,930

Revenues in the ethanol production segment decreased by $414.3 million for the nine months ended September 30, 2015,  compared to the same period in 2014 primarily due to lower average ethanol and distillers grains prices realized, as well as lower volumes produced and sold. The ethanol production segment produced 686.8 million gallons of ethanol, which represents approximately 90.0% of daily average production capacity, during the nine months ended September 30, 2015.  During the nine months ended September 30, 2015, we sold 176.0 million pounds of corn oil compared to 171.5 million pounds in the same period of 2014. The average price realized for corn oil was approximately 19% lower for the nine months ended September 30, 2015,  compared to the same period in 2014.

Cost of goods sold in the ethanol production segment decreased by $263.5 million for the nine months ended September 30, 2015,  compared to the same period in 2014. Corn costs decreased due to a 14% decrease in average cost per bushel and reduced corn consumption resulting from an improvement in ethanol yield, as well as lower production, during the nine months ended September 30, 2015, compared to the same period in 2014. As a result of the factors identified above, operating income for the ethanol production segment decreased by $155.2 million, for the nine months ended September 30, 2015, compared to the same period in 2014. Depreciation and amortization expense for the ethanol production segment was $41.1 million for the nine months ended September 30, 2015,  compared to $39.2 million during the same period in 2014.

Agribusiness Segment

Revenues in the agribusiness segment decreased by $42.5 million, and operating income increased by $2.5 million, respectively, for the nine months ended September 30, 2015, compared to the same period in 2014. We sold 206.6 million bushels of grain,  including 201.3 million bushels to our ethanol production segment during the nine months ended September 30, 2015,  compared to sales of 223.7 million bushels of grain, including 214.9 million bushels to our ethanol production segment during the same period in 2014. Revenues were impacted by a decrease in average realized prices and volumes sold, partially offset by an increase in revenues of $152.2 million due to the cattle-feeding operation that was acquired during the second quarter of 2014. Operating income increased as a result of higher volumes of grain storage and cattle-feeding operations.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment decreased by $516.1 million for the nine months ended September 30, 2015,  compared to the same period in 2014. The decrease in revenues was primarily due to a combined $648.6 million decrease in ethanol and distillers grains revenues resulting from lower average realized prices, partially offset by an increase in volumes sold. The decrease in ethanol and distillers grains revenues was partially offset by an increase in grain and natural gas revenues of $115.8 million and $20.2 million, respectively. Grain revenues were impacted by increased volume activity, partially offset by lower average realized prices. Natural gas revenues were impacted by an increase in third party volumes sold. The marketing and distribution segment sold 870.0 million and 854.0 million gallons of ethanol during the nine months ended September 30, 2015 and 2014, respectively.

Operating income for the marketing and distribution segment decreased by $26.0 million, for the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to the decrease in average realized prices and margins for ethanol activity.

Partnership Segment

As a result of the IPO, the partnership segment received downstream ethanol transportation and storage assets. Expenses related to these contributed assets, such as depreciation, amortization and railcar lease expenses, are reflected in the partnership segment. No revenues related to the operation of the ethanol storage and railcar contributed assets are reflected in this segment for periods prior July 1, 2015, the date the related commercial agreements with Green Plains Trade became effective, which impacts the comparability between periods. Revenues generated by the partnership segment from the new storage and railcar commercial agreements were approximately $17.8 million for the three months ended September 30, 2015.

Operating income for the partnership segment increased by approximately $14.5 million due to the increase in revenues above, partially offset by an increase in operations and maintenance expenses of $3.3 million for the three months ended September 30, 2015, compared to the same period for 2014. The increase is primarily due to increased railcar lease expenses as well as increased wages and fuel costs associated with our trucking company, resulting from an increase in the number of trucks in service and number of locations in which it does business. General and administrative expenses increased $0.7 million for the three months ended September 30, 2015, compared to the same period for 2014, due to transaction costs related to the formation of the partnership, unit-based compensation and board fees.

Intersegment Eliminations

Intersegment eliminations of revenues decreased by $774.2 million for the nine months ended September 30, 2015, compared to the same period in 2014 due to the following factors: decreased sales of ethanol from the ethanol production segment to the marketing and distribution segment of $573.8 million, decreased sales of distillers grains from the ethanol production segment to the marketing and distribution segment of $49.8 million and decreased corn sales from the agribusiness segment to the ethanol production segment of $163.4 million, partially offset by increased transportation and storage fees from the partnership segment to the marketing and distribution segment of $17.8 million.

Intersegment eliminations of operating income decreased by $1.0 million for the nine months ended September 30, 2015, compared to the same period in 2014 due primarily to decreased average margins eliminated during the first three quarters of 2015 compared to 2014. Ethanol is sold from the ethanol production segment to the marketing and distribution segment as it is produced and transferred into storage tanks located at each respective plant. The finished product is then sold by the marketing and distribution segment to external customers. Profit is recognized by the ethanol production segment upon sale to the marketing and distribution segment, but is eliminated from consolidated results until title to the product has been transferred to a third party.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $0.7 million for the nine months ended September 30, 2015, compared to the same period in 2014.

Income Taxes

We recorded income tax expense of $2.2 million for the nine months ended September 30, 2015, compared to income tax expense of $68.6 million for the same period in 2014. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 13.0% for the nine months ended September 30, 2015, compared to 36.9% for the same period in 2014. The decrease in the effective tax rate was due primarily to the impact of the noncontrolling interest in Green Plains Partners on the consolidated financial results. This was partially offset by a change in estimate related to our filing position in various jurisdictions as well as comparable permanent differences on lower amounts of income before taxes for the 2015 period compared to the 2014 period.

Noncontrolling Interest

As a result of the IPO, we, together with our subsidiaries, own a 62.5% limited partner interest and a 2.0% general partner interest in the partnership and own all of the partnership’s incentive distribution rights, with the remaining 35.5% limited partner interest owned by public common unitholders for the three months ended September 30, 2015. We consolidate the financial results of the partnership, and record a noncontrolling interest for the economic interest in the partnership held by the public common unitholders. Noncontrolling interest on the consolidated statements of operations includes the portion of net income attributable to the economic interest in the partnership held by the public common unitholders of the partnership. Noncontrolling interest on the consolidated balance sheets includes the portion of net assets of the partnership attributable to the public common unitholders of the partnership.

EBITDA

We use EBITDA to compare the financial performance of our business segments and manage those segments. We believe EBITDA allows investors to compare our results with our peers and other companies. EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow, which are prepared in accordance with generally accepted accounting principles. Since EBITDA calculations may vary from company to company, our computation of EBITDA may not be comparable with a similarly titled measure.

The reconciliation of net income to EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$10,041	$41,749	$14,515	$117,266
Interest expense	10,196	10,288	29,918	29,751
Income tax expense	(604)	24,250	2,171	68,550
Depreciation and amortization	16,621	15,570	48,634	45,779
EBITDA	$36,254	$91,857	$95,238	$261,346

Liquidity and Capital Resources

On September 30, 2015, we had $495.9 million in cash and equivalents, excluding restricted cash, consisting of $407.0 million held at our parent company and the remainder held at our subsidiaries. We also had an additional $275.3 million available under revolving credit agreements, which includes the partnership’s revolving credit facility, at September 30, 2015, some of which were subject to restrictions or other lending conditions. Funds held at our subsidiaries are generally required for their ongoing operational needs, and distributions from our subsidiaries are restricted pursuant to their credit agreements. At September 30, 2015, there were approximately $711.0 million of net assets at our subsidiaries that were not available for transfer to the parent company in the form of dividends, loans or advances due to restrictions contained in our subsidiaries’ credit facilities.

In conjunction with the closing of the IPO on July 1, 2015, the partnership received net proceeds of $157.4 million, of which $155.3 million was paid to us as a distribution.  The company entered into certain fee-based arrangements with the partnership. In addition, the partnership entered into a new $100.0 million revolving credit facility to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The company also recognized an income tax gain on assets contributed to the partnership which resulted in higher cash outflows for estimated tax payments during the third quarter of 2015.

We incurred capital expenditures of $44.7 million in the first nine months of 2015 for various projects, including expansion projects of approximately $18.9 million for ethanol production capacity and $9.2 million for grain storage capacity. Capital spending for the remainder of 2015 is expected to be approximately $29.5 million, which includes additional expansion projects for ethanol production capacity of $10.4 million, as well as expenditures for various other projects, and is expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

Net cash used by operating activities was $7.5 million for the nine months ended September 30, 2015,  compared with net cash provided by operating activities of $225.6 million for the same period in 2014. Operating activities were affected by decreased operating profits and an increase in working capital for the nine months ended September 30, 2015, primarily consisting of a decrease in  accounts payable and accrued liabilities. Cash provided by operating activities for the nine months ended September 30, 2014 was affected by higher operating profits and a decrease in working capital, primarily consisting of a decrease in finished goods inventory and an increase in accrued and other liabilities. Net cash used by investing activities was $47.8 million for the nine months ended September 30, 2015, due primarily to capital expenditures at our ethanol plants. Net cash provided by financing activities was $125.6 million for the nine months ended September 30, 2015 primarily due to the proceeds received from the IPO of the partnership. Additionally, Green Plains Trade, Green Plains Cattle and Green Plains Grain use revolving credit facilities to finance working capital requirements. We frequently draw from and repay these facilities which results in significant cash movements reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

Our business is highly sensitive to the price of commodities, particularly for corn, ethanol, distillers grains and natural gas. We use derivative financial instruments to reduce the market risk associated with fluctuations in commodity prices. Sudden changes in commodity prices may require cash deposits with brokers for margin calls or significant liquidity with little advanced notice to meet margin calls, depending on our open derivative positions. On September 30, 2015, we had $13.8 million in margin deposits for broker margin requirements. We continuously monitor our exposure to margin calls and believe we will continue to maintain adequate liquidity to cover margin calls from our operating results and borrowings.

We were in compliance with our debt covenants at September 30, 2015. Based on our forecasts and the current margin environment, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.

In August 2013, our board of directors initiated a quarterly cash dividend. We have paid a quarterly cash dividend since this initial authorization and anticipate declaring a cash dividend in future quarters on a regular basis. In August 2015, our board of directors declared a quarterly cash dividend of $0.12 per share. The cash dividend represents a 50% increase from the previous dividend and the second annual increase in the cash dividend paid to shareholders. Future declarations of dividends, however, are subject to board approval and may be adjusted as our cash position, business needs or market conditions change.

For each calendar quarter commencing with the quarterly period ending September 30, 2015, the partnership intends to pay a minimum quarterly distribution of $0.40 per unit per quarter, or $1.60 per unit on an annualized basis.  The partnership does not have a legal or contractual obligation to pay these distributions. On October 22, 2015, the board of directors of the general partner of the partnership declared a cash distribution of $0.40 per unit on outstanding common and subordinated units of the partnership, or $13.0 million total, for the quarter ended September 30, 2015. The distribution is payable on November 13, 2015 to unitholders of record at the close of business on November 6, 2015.

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.  We repurchased 191,700 shares of common stock for approximately $4.0 million during the third quarter of 2015.

We believe we have sufficient working capital for our existing operations. A sustained period of unprofitable operations, however, may strain our liquidity making it difficult to maintain compliance with our financing arrangements. We may sell additional equity or borrow capital to improve or preserve our liquidity, expand our business or build additional or acquire existing businesses. We cannot provide assurance that we will be able to secure funding necessary for additional working capital or these projects at reasonable terms, if at all.

Debt

For additional information related to our debt, see Note 8 – Debt included as part of the notes to consolidated financial statements and Note 10 – Debt included as part of the notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014.

Ethanol Production Segment

Green Plains Processing LLC, or Green Plains Processing, has a $345.0 million senior secured credit facility, which is guaranteed by the company and each of the subsidiaries of Green Plains Processing and secured by the stock and substantially all of the assets of Green Plains Processing and its subsidiaries. This credit facility bears interest at a rate equal to 5.5% plus LIBOR, subject to a 1.0% floor. At September 30, 2015, the interest rate on this term debt was 6.5% and $316.2 million was outstanding. Commencing in the third quarter of 2015, scheduled principal payments are $0.9 million each quarter. The terms of this credit facility require the Green Plains Processing to maintain a maximum total leverage ratio at the end of each fiscal quarter of not more than 4.00 to 1.00, initially, decreasing to 3.25 to 1.00 over the life of the credit facility. The terms of this credit facility also require a minimum fixed charge coverage ratio of 1.25 to 1.00. This credit facility has a provision that requires Green Plains Processing to make quarterly special payments of 50% to 75% of the available free cash flow from the entity’s operations subject to certain limitations. Available free cash flow may be distributed to us after a  quarterly free cash flow payment is made to the lenders, subject to certain limitations, as defined in the loan agreement.

Additionally, certain subsidiaries have small equipment financing loans, capital leases on equipment or facilities, or other forms of debt financing.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility, which matures on August 26, 2016, to finance working capital up to the maximum commitment based on eligible collateral. This credit facility includes an accordion feature that enables the facility to be increased by up to $75.0 million with agent approval. This credit facility can also be increased by up to $50.0 million for seasonal borrowings. The total commitments outstanding under the facility cannot exceed $250.0 million. At September 30, 2015,  $60.0 million was outstanding on this credit facility.

Green Plains Cattle has a $100.0 million senior secured asset-based revolving credit facility, which matures on October 31, 2017, to finance working capital up to the maximum commitment based on eligible collateral. The revolving credit facility matures on October 31, 2017. At September 30, 2015,  $58.0 million was outstanding on this credit facility.

Marketing and Distribution Segment

Green Plains Trade has a $150.0 million senior secured asset-based revolving credit facility, which matures on November 26, 2019, to finance working capital up to the maximum commitment based on eligible collateral.  At September 30, 2015,  $81.7 million was outstanding on this credit facility.

Partnership Segment

On July 1, 2015, the partnership’s primary operating subsidiary, Green Plains Operating Company, entered into a five-year $100.0 million revolving credit facility to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. This credit facility may be increased by up to $50.0 million without the consent of the lenders. This credit facility is available for revolving loans with sublimits of $15.0 million for swing line loans and $15.0 million for letters of credit.

The obligations under this credit facility are secured by a first priority lien on (i) the capital stock of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, such as investment property, general intangibles and contract rights, including rights under agreements with Green Plains Trade, and (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries and its personal property. The company, the partnership and each of the partnership’s existing subsidiaries and future domestic subsidiaries, also guarantee this credit facility.

Loans under this credit facility are subject to a floating interest rate based upon our maximum consolidated net leverage ratio equal to (a) a base rate plus 75 to 175 basis points per year or (b) a LIBOR rate plus 175 to 275 basis points. The base rate is established as the highest of (i) the rate that Bank of America, N.A. announces as its prime lending rate, (ii) daily one-month LIBOR plus 100 basis points per year and (iii) the federal funds rate plus 50 basis points per year. We had no outstanding balance on this credit facility at September 30, 2015.

Corporate Activities

In September 2013, we  issued $120.0 million of 3.25% convertible senior notes due in 2018, or the 3.25% notes, which are senior, unsecured obligations, with interest payable on April 1 and October 1 of each year. Prior to April 1, 2018, the 3.25% notes are not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted to 48.4199 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately  $20.65 per share. We may be obligated to increase the conversion rate in certain events, including redemption. We intend to convert the 3.25% notes with cash for the principal and cash or common stock for the conversion premium.

Contractual Obligations

Contractual obligations as of September 30, 2015 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term and short-term debt obligations (1)	$ 663,404	$ 204,231	$ 8,748	$ 428,266	$ 22,159
Interest and fees on debt obligations (2)	132,001	32,666	51,255	36,357	11,723
Operating lease obligations (3)	84,732	29,475	33,099	19,081	3,077
Purchase obligations:
Forward grain purchase contracts (4)	178,167	167,472	4,695	2,917	3,083
Other commodity purchase contracts (5)	119,680	119,680	-	-	-
Other	523	445	52	26	-
Total contractual obligations	$ 1,178,507	$ 553,969	$ 97,849	$ 486,647	$ 40,042

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks, including changes in commodity prices and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. In the ordinary course of business, we enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices and interest rates. At this time, we conduct all of our business in U.S. dollars and do not expect to have any exposure to foreign currency risk.

Interest Rate Risk

We are exposed to market risk through changes in interest rates. Exposure to interest rate risk results primarily from holding term and revolving loans which have variable interest rates. At September 30, 2015, we had $647.6 million in debt, $515.9 million of which had variable interest rates. Interest rates on our variable-rate debt is based on the market rate for the lender’s prime rate or LIBOR. A 10% change in interest rates would affect our interest cost in aggregate by approximately $2.7 million per year. Other details about our debt are discussed in the notes to the consolidated financial statements included as a part of this report.

Commodity Price Risk

We produce ethanol, distillers grains and corn oil from corn; therefore, our business is highly sensitive to the prices of these commodities. The price of corn is subject to fluctuations due to unpredictable factors such as weather, corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. We use natural gas in the ethanol production process, which makes our business sensitive to the price of natural gas. Natural gas prices are influenced by weather, including extreme heat or cold in the summer and winter or hurricanes in the spring, summer and fall. Other factors include North American exploration and production and the amount of natural gas in underground storage during injection and withdrawal seasons. Ethanol prices are sensitive to world crude oil supply and demand, refining capacity and utilization, government regulation and consumer demand for alternative fuels. Distillers grains prices are sensitive to various factors, such as livestock numbers on feed, prices for feed alternatives, supply, which is primarily related to ethanol plant production.

We employ a variety of risk management and economic hedging strategies to reduce the market risk associated with fluctuations in the price of corn, natural gas, ethanol, distillers grains and corn oil. Strategies include the use of forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade and the New York Mercantile Exchange.

We focus on locking in favorable operating margins based on a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions by using a combination of forward fixed-price purchases and sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. In our ethanol production segment, gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are designated as normal purchase or sale contracts and are not recognized until quantities are delivered or used in production. For cash flow hedges, ineffectiveness is recognized in the current period results, while other unrealized gains and losses are deferred in accumulated other comprehensive income until gains and losses from the underlying hedged transaction are realized. When it becomes probable a forecasted transaction will not occur, the cash flow hedge treatment is discontinued, which affects earnings. During the three and nine months ended September 30, 2015, revenues included net losses of $8.5 million and $5.0 million, respectively, and cost of goods sold included net gains of $22.3 million and $1.8 million, respectively, from derivative financial instruments. Net gains or losses from settled derivative instruments related to current period production hedges are offset by physical commodity purchases or sales to achieve the intended operating margins. Our results of operations are impacted when there is a mismatch of gains or losses associated with the change in fair value of derivative instruments during a reporting period when the physical commodity purchase or sale has not yet occurred.

In our agribusiness segment, inventory positions, physical purchase and sale contracts and financial derivatives are marked to market with gains and losses included in results of operations. The market value of derivative financial instruments, such as exchange-traded futures and options, are highly correlated with the underlying market value of grain inventories and related purchase and sale contracts.

Ethanol Production Segment

A sensitivity analysis is used to estimate our ethanol production segment exposure to ethanol, corn, distillers grains, corn oil and natural gas price risk. Market risk related to these factors is estimated to be the potential change in net income resulting from a hypothetical 10% change in price from our expected corn and natural gas requirements, and ethanol and distillers grains output for the next 12 months starting from September 30, 2015. This analysis includes the impact of risk management activities that result from our fixed-price purchase and sale contracts and derivatives. The results of our analysis, which may differ from actual results, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price

Ethanol	1,082,000	Gallons	$140,216
Corn	382,000	Bushels	$133,706
Distillers grains	3,056	Tons (2)	$24,890
Corn Oil	266,000	Pounds	$5,039
Natural gas	30,358	mmBTU (3)	$6,059

(1) Estimated volumes reflect anticipated expansion of production capacity at our ethanol plants and assumes production at full capacity.

(2) Distillers grains quantities are stated on an equivalent dried ton basis.

(3) Millions of British Thermal Units.

Agribusiness Segment

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, foreign and domestic government farm programs and policies, changes in global demand created by population changes and changes in standards of living and global production of similar and competitive crops. To reduce price risk caused by market fluctuations for purchase and sale commitments of grain and cattle, as well as grain held in inventory, we enter into exchange-traded futures and options contracts that serve as economic hedges. The market value of exchange-traded futures and options used for hedging are highly correlated with the underlying market value of grain inventories and related purchase and sale contracts for grain and cattle. The less correlated portion of inventory and purchase and sale contract market value, known as basis, is much less volatile than the overall market value of exchange-traded futures and tends to follow historical patterns. We manage this less volatile risk by constantly monitoring our position relative to the price changes in the market. In addition, inventory values are affected by the month-to-month spread in the regulated futures markets since we carry inventories over time. These spread relationships are also less volatile than overall market value and tend to follow historical patterns, but cannot be mitigated directly. Our accounting policy for futures and options, as well as the underlying inventory held for sale and purchase and sale contracts, is to mark them to the market and include the gains and losses in the consolidated statement of operations.

A sensitivity analysis has been prepared to estimate agribusiness segment exposure to market risk of our commodity position exclusive of basis risk. Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position, which is the sum of the fair values for each commodity valuing each net position at quoted futures market prices, is approximately $0.6 million and $16.4 million for grain and cattle, respectively, at September 30, 2015. Market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change, was approximately $52 thousand and $1.4 million for grain and cattle, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information that must be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision of and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and preparation of our consolidated financial statements for external purposes in accordance with GAAP. During the three months ended September 30, 2015, the partnership completed its IPO, resulting in significant process changes and, therefore, changes in internal control over financial reporting. As discussed in Note 2 – Green Plains Partners LP to the consolidated financial statements, the partnership has implemented various commercial agreements resulting in new revenue streams and complied with various provisions of the partnership agreement, including, but not limited to, distributions of available cash, operating and capital surplus, capital expenditures and subordinated unit terms. Additionally, completion of the IPO resulted in changes to internal control over financial reporting related to computation of amounts attributable to noncontrolling interests. We have not identified any other changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently involved in litigation that has arisen during the ordinary course of business. We do not believe this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

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

The U.S. ethanol industry has long relied on railroads to deliver its product to market. Green Plains Partners has approximately 2,200 leased tanker railcars. On May 1, 2015, the U.S. Department of Transportation, or DOT, through its Pipeline and Hazardous Materials Safety Administration and Federal Railroad Administration, and in coordination with Transport Canada, announced the final rule, “Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains.” The rule calls for an enhanced tank car standard known as the DOT specification 117, or DOT-117 tank car, and establishes a schedule to retrofit or replace older tank cars carrying crude oil and ethanol. The rule also establishes new braking standards intended to reduce the severity of accidents and “pile-up effect.” New operational protocols are also applicable, which include reduced speed, routing requirements and local government notifications. In addition, companies that transport hazardous materials must develop more accurate classification protocols. These regulations will result in upgrades or replacements of our railcars and may have an adverse effect on our operations as lease costs for railcars may increase and we agreed under the rail transportation services agreement with the partnership to reimburse the partnership for any such costs. Additionally, existing railcars could be out of service for a period of time while these upgrades are made, tightening the supply in an industry that is highly dependent on railcars to transport its product.

Risks Related to Our Ownership of the Partnership

We depend upon the partnership for a substantial portion of our fuel storage and transportation service needs and have obligations for minimum volume commitments in our commercial agreements with the partnership.

We depend upon the partnership for a substantial portion of our fuel storage and transportation service needs and have obligations for minimum volume commitments in long-term, fee-based commercial agreements with our subsidiaries. These commercial agreements have an initial term ranging from one year to ten years and our storage and throughput agreement and certain of our terminal services agreements with the partnership include minimum quarterly volume commitments and inflation escalators. If we fail to meet the minimum volume commitment during any calendar quarter, we are required to make a shortfall payment quarterly to the partnership equal to the volume of the shortfall, multiplied by the applicable fee.

The partnership’s operations are subject to all of the risks and operational hazards inherent in the operation of fuel storage and transportation assets, including: damages to its storage facilities,  railcars and surrounding properties caused by floods, fires, severe weather, explosions,  other natural disasters and acts of terrorism; mechanical or structural failures at the partnership’s facilities or at third-party facilities at which its operations are dependent; curtailments of operations relative to severe seasonal weather; inadvertent damage to our facilities from construction, farm and utility equipment; and other hazards. Any of these events or factors could result in severe damage or destruction to the partnership’s assets or the temporary or permanent shut-down of the partnership’s facilities. If the partnership is unable to serve our storage and transportation needs, our ability to operate our business could be adversely impacted, which could adversely affect our financial condition and results of operations.

In addition, we own 4,389,642 common units and 15,889,642 subordinated units, representing an aggregate 62.5% limited partner interest, and a 2.0% general partner interest in the partnership. The inability of the partnership to continue operations, perform under its commercial arrangements with our subsidiaries or the occurrence of any of these risks or operational hazards, could also adversely impact the value of our investment in the partnership and, because the partnership is a consolidated entity, our business, financial condition and results of operations.

The partnership may not have sufficient available cash to pay any quarterly distribution on its units.

The partnership may not have sufficient available cash from operating surplus each quarter to enable it to pay the minimum quarterly distribution. The amount of cash it can distribute on its units principally depends upon the amount of cash generated from its operations, which will fluctuate from quarter to quarter based on, among other things: the volume of ethanol and other fuels the partnership handles; the fees with respect to the volumes and capacity the partnership handles; the partnership’s entitlement to payments associated with the minimum commitments under the partnership’s commercial agreements with our subsidiaries; timely payments under the commercial agreement by our subsidiaries and other third parties; and prevailing economic conditions. In addition, the actual amount of cash the partnership will have available for distribution will depend on other factors, some of which are beyond its control, including: the amount of the partnership’s operating expenses and general and administrative expenses, including reimbursements to us for those expenses; the level of capital expenditures the partnership makes; the cost of acquisitions and organic growth projects, if any; the partnership’s debt service requirements and other liabilities; fluctuations in the partnership’s working capital needs; the partnership’s ability to borrow funds and access capital markets; restrictions in the partnership’s new revolving credit facility and other debt service requirements; the amount of cash reserves established by us; and other business risks affecting our cash levels.

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

The  partnership has exposure to increases in interest rates. Borrowings under the partnership’s new revolving credit facility bears interest at LIBOR plus an applicable margin. As a result, if the partnership makes any borrowings in the future, its financial condition, results of operations, cash flows and ability to make distributions to its unitholders, including us, could be adversely affected by significant increases in interest rates.

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

The unitholders of the partnership, including us, generally have to include, for purposes of calculating their U.S. federal, state and local income taxes, their share of any taxable income of the partnership, regardless whether such unitholders receive cash distributions from the partnership. We ultimately may not receive cash distributions from the partnership equal to our share of the taxable income of the partnership or even equal to the actual tax due with respect to that income.

We will incur increased costs as a result of owning and operating a publicly traded partnership.

As a result of owning and operating the partnership, we will incur significant legal, accounting and other expenses, in addition to those we already separately incur as a publicly traded company. We expect to have increased legal and financial compliance costs as a result of complying with SEC and NASDAQ requirements. For example, within one year of its initial listing on NASDAQ, the partnership is required to have at least three independent directors, create an audit committee and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal controls over financial reporting. In addition, we will incur additional costs associated with officer liability insurance under a separate policy from our corporate director and officer insurance. We have estimated $2.0 million of annual incremental costs associated with the partnership being a publicly traded partnership. However, it is possible that the actual incremental costs of being a publicly traded partnership will be higher than currently estimated.

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

If the partnership was treated as a corporation rather than as a partnership for U.S. federal income tax purposes or if the partnership was otherwise subject to entity-level taxation, the partnership’s cash available for distribution to its unitholders, including us, would be reduced, likely causing a substantial reduction in the value of units, including the units held by us.

The present U.S. federal income tax treatment of publicly traded partnerships, including the partnership, or an investment in its units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships upon which the partnership relies for its treatment as a partnership for U.S. federal income tax purposes. If such exemption were eliminated, the partnership would be treated as a corporation for U.S. federal income tax purposes, pay U.S. federal income tax on all of its taxable income at the corporate tax rate, which is currently a maximum of 35%, likely pay additional state and local income taxes at varying rates, and distributions to its unitholders, including us, would generally be taxed as corporate distributions. In addition, its cash available for distribution to unitholders, including us, and the value of the units, including the units held by us, could be substantially reduced.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations.

The following table lists the shares that were surrendered during the third quarter of 2015.

Month	Total Number of Shares Withheld for Employee Awards	Average Price Paid per Share

July 1 - July 31	51	$25.03
August 1 - August 31	14,875	23.42
September 1 - September 30	486	20.49
Total	15,412	$23.33

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.

The following table lists the shares repurchased under the share repurchase program during the third quarter of 2015.

Month	Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Approximate Dollar Value of Shares that may yet be Repurchased under the Program (in thousands)

July 1 - July 31	-	$-	-	$100,000
August 1 - August 31	-	-	-	100,000
September 1 - September 30	191,700	20.86	191,700	95,997
Total	191,700	$20.86	191,700	$95,997

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

10.2

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
101

The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 5, 2015	GREEN PLAINS INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: November 5, 2015	By: /s/ Jerry L. Peters _ Jerry L. Peters Chief Financial Officer (Principal Financial Officer)