Form 10-Q
period 2016-03-31
Green Plains Inc.
filed 2016-05-05
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of May 2, 2016, was 38,464,374 shares.

Commonly Used Defined Terms

Green Plains Inc. and Subsidiaries:

Green Plains; the company	Green Plains Inc. and its subsidiaries
Green Plains Cattle	Green Plains Cattle Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Fairmont	Green Plains Fairmont LLC
Green Plains Hereford	Green Plains Hereford LLC
Green Plains Holdings II	Green Plains Holdings II LLC
Green Plains Hopewell	Green Plains Hopewell LLC
Green Plains Obion	Green Plains Obion LLC
Green Plains Otter Tail	Green Plains Otter Tail LLC
Green Plains Partners; the partnership	Green Plains Partners LP
Green Plains Processing	Green Plains Processing LLC and its subsidiaries
Green Plains Superior	Green Plains Superior LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Wood River	Green Plains Wood River LLC

Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial public offering of Green Plains Partners LP
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Nasdaq	The Nasdaq Global Market
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended

Industry Defined Terms:

BTU	British Thermal Units
EIA	U.S. Energy Information Administration
Mmg	Million gallons
Mmgy	Million gallons per year
Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
U.S.	United States
USDA	U.S. Department of Agriculture
WASDE	World Agriculture Supply and Demand Estimates

GREEN PLAINS INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2016	2015

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$383,442	$384,867
Restricted cash	17,263	27,018
Accounts receivable, net of allowances of $388 and $285, respectively	106,083	96,150
Income taxes receivable	5,627	9,104
Inventories	363,519	353,957
Prepaid expenses and other	9,748	10,941
Derivative financial instruments	32,485	30,540
Total current assets	918,167	912,577
Property and equipment, net of accumulated depreciation of $357,795 and $338,558, respectively	920,451	922,070
Goodwill	40,877	40,877
Other assets	39,917	42,396
Total assets	$1,919,412	$1,917,920

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$104,513	$166,963
Accrued and other liabilities	51,253	40,271
Short-term notes payable and other borrowings	277,355	226,928
Current maturities of long-term debt	4,513	4,507
Total current liabilities	437,634	438,669
Long-term debt	484,004	432,139
Deferred income taxes	61,459	81,797
Other liabilities	6,493	6,406
Total liabilities	989,590	959,011

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 45,859,074 and 45,281,571 shares issued, and 38,467,374 and 37,889,871 shares outstanding, respectively	46	45
Additional paid-in capital	577,679	577,787
Retained earnings	262,221	290,974
Accumulated other comprehensive loss	(1,066)	(1,165)
Treasury stock, 7,391,700 shares	(69,811)	(69,811)
Total Green Plains stockholders' equity	769,069	797,830
Noncontrolling interest	160,753	161,079
Total stockholders' equity	929,822	958,909
Total liabilities and stockholders' equity	$1,919,412	$1,917,920

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015

Revenues
Product revenues	$747,183	$736,303
Service revenues	2,021	2,085
Total revenues	749,204	738,388

Costs and expenses
Cost of goods sold	724,688	692,429
Operations and maintenance expenses	8,645	7,032
Selling, general and administrative expenses	20,372	18,976
Depreciation and amortization expenses	18,145	15,847
Total costs and expenses	771,850	734,284
Operating income (loss)	(22,646)	4,104

Other income (expense)
Interest income	410	220
Interest expense	(10,798)	(9,158)
Other, net	(1,675)	(931)
Total other expense	(12,063)	(9,869)
Loss before income taxes	(34,709)	(5,765)
Income tax benefit	(14,893)	(2,447)
Net loss	(19,816)	(3,318)
Net income attributable to noncontrolling interest	4,322	-
Net loss attributable to Green Plains	$(24,138)	$(3,318)

Earnings per share:
Net loss attributable to Green Plains - basic	$(0.63)	$(0.09)
Net loss attributable to Green Plains - diluted	$(0.63)	$(0.09)
Weighted average shares outstanding:
Basic	38,197	37,803
Diluted	38,197	37,803

Cash dividend declared per share	$0.12	$0.08

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015

Net loss	$(19,816)	$(3,318)
Other comprehensive income (loss), net of tax
Unrealized gains on derivatives arising during period, net of tax expense of $756 and $5,708, respectively	1,526	9,755
Reclassification of realized gains on derivatives, net of tax expense of $707 and $4,980, respectively	(1,427)	(8,511)
Total other comprehensive income, net of tax	99	1,244
Comprehensive loss	(19,717)	(2,074)
Comprehensive income attributable to noncontrolling interest	4,322	-
Comprehensive loss attributable to Green Plains	$(24,039)	$(2,074)

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(19,816)	$(3,318)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	18,145	15,847
Amortization of debt issuance costs and debt discount	3,665	1,962
Deferred income taxes	(20,387)	8,800
Stock-based compensation	147	(1,345)
Undistributed equity in loss of affiliates	1,675	933
Other	103	24
Changes in operating assets and liabilities before effects of business combinations:
Accounts receivable	(10,036)	36,357
Inventories	(9,562)	(14,160)
Derivative financial instruments	(1,797)	2,062
Prepaid expenses and other assets	760	7,982
Accounts payable and accrued liabilities	(49,190)	(99,434)
Current income taxes	3,216	(1,388)
Other	1,154	(100)
Net cash used by operating activities	(81,923)	(45,778)

Cash flows from investing activities:
Purchases of property and equipment	(18,571)	(14,332)
Distributions from (investments in) unconsolidated subsidiaries	260	(334)
Net cash used by investing activities	(18,311)	(14,666)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	56,000	39,800
Payments of principal on long-term debt	(5,947)	(41,043)
Proceeds from short-term borrowings	954,363	775,744
Payments on short-term borrowings	(906,115)	(746,280)
Payments of cash dividends and distributions	(9,248)	(3,032)
Change in restricted cash	9,756	15,095
Payments of loan fees	-	(57)
Proceeds from exercises of stock options	-	606
Net cash provided by financing activities	98,809	40,833

Net change in cash and cash equivalents	(1,425)	(19,611)
Cash and cash equivalents, beginning of period	384,867	425,510
Cash and cash equivalents, end of period	$383,442	$405,899

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Three Months Ended March 31,
	2016	2015

Supplemental disclosures of cash flow
Cash paid for income taxes	$2,276	$3,558
Cash paid for interest	$9,343	$5,914

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

The accompanying unaudited consolidated financial statements are prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Because they do not include all of the information and footnotes required by GAAP, the consolidated financial statements should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2015.

The unaudited financial information reflects adjustments which are, in the opinion of management, necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. The adjustments are normal and recurring in nature, unless otherwise noted.

Reclassifications

Certain prior year amounts were reclassified to conform to the current year presentation. These reclassifications did not affect total revenues, costs and expenses, net income or stockholders’ equity.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The company bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances and regularly evaluates the appropriateness of its estimates and assumptions. Actual results could differ from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, depreciation of property and equipment, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Sales of agricultural commodities, including cattle, are recognized when title of product and risk of loss are transferred to the customer, which depends on the agreed upon terms. The sales terms provide passage of title when shipment is made or the commodity is delivered. Revenues related to grain merchandising are presented gross and include shipping and handling, which is also a component of cost of goods sold. Revenues from grain storage are recognized when services are rendered.

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

Cost of Goods Sold

Cost of goods sold includes direct labor, materials and plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in ethanol plant and cattle feedlot operations. Grain purchasing and receiving costs, excluding labor costs for grain buyers and scale operators, are also included in cost of goods sold. Materials include the cost of corn feedstock, denaturant, process chemicals, cattle and veterinary supplies. Corn feedstock costs include unrealized gains and losses on related derivative financial instruments not designated as cash flow hedges, inbound freight charges, inspection costs and transfer costs as well as realized gains and losses on related derivative financial instruments, ineffectiveness on cash flow hedges and reclassifications of realized gains and losses on effective cash flow hedges from accumulated other comprehensive income or loss. Plant overhead consists primarily of plant and feedlot utilities, repairs and maintenance, yard expenses and outbound freight charges. Shipping costs incurred by the company, including railcar costs, are also reflected in cost of goods sold.

The company uses exchange-traded futures and options contracts to minimize the effect of price changes on the agribusiness segment’s grain and cattle inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices and settled predominantly in cash. The company is exposed to loss when counterparties default on forward purchase and sale contracts. Grain inventories held for sale and forward purchase and sale contracts are valued at market prices when available or other market quotes adjusted for differences, primarily in transportation, between the exchange-traded market and local market where the terms of the contract is based. Changes in the fair value of grain inventories held for sale, forward purchase and sale contracts, and exchange-traded futures and options contracts are recognized as a component of cost of goods sold.

Operations and Maintenance Expenses

In the partnership segment, transportation expenses represent the primary component of operations and maintenance expenses. Transportation expenses includes rail car leases, freight and shipping of the company’s ethanol and co-products, as well as costs incurred storing ethanol at destination terminals.

Derivative Financial Instruments

The company uses various derivative financial instruments, including exchange-traded futures and exchange-traded and over-the-counter options contracts, to minimize risk and the effect of price changes related to corn, ethanol, cattle and natural gas. The company monitors and manages this exposure as part of its overall risk management policy to reduce the adverse effect market volatility may have on its operating results. The company may hedge these commodities as one way to mitigate risk, however, there may be situations when the hedging activities themselves result in losses.

By using derivatives to hedge exposures to changes in commodity prices, the company is exposed to credit and market risk. The company’s exposure to credit risk includes the counterparty’s failure to fulfill its performance obligations under the terms of the derivative contract. The company minimizes credit risk by entering into transactions with high quality counterparties, limiting the amount of financial exposure it has with each counterparty and monitoring their financial condition. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices or interest rates. The company manages market risk by incorporating parameters to monitor exposure within its risk management strategy which limits the types of derivative instruments and strategies the company can use and the degree of market risk it can take using derivative instruments.

The company evaluates its physical delivery contracts to determine if they qualify for normal purchase or sale exemptions which are expected to be used or sold over a reasonable period in the normal course of business. Contracts that do not meet the normal purchase or sale criteria are recorded at fair value. Changes in fair value are recorded in operating income unless the contracts qualify for, and the company elects to use, hedge accounting treatment.

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

Recent Accounting Pronouncements

Effective January 1, 2016, the company adopted the amended guidance in ASC Topic 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a deduction from the carrying amount of the debt, consistent with debt discounts. The amended guidance has been applied on a retrospective basis, and the balance sheet of each individual period presented has been adjusted to reflect the period-specific effects of the new guidance.

Effective January 1, 2017, the company will adopt the amended guidance in ASC 718, Compensation – Stock Compensation, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or settle. The amended guidance also will allow an employer to repurchase more of an employee’s shares than it can currently for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Early application is permitted. The company is currently evaluating the impact the adoption of the amended guidance will have on the consolidated financial statements and related disclosures.

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

Effective January 1, 2019, the company will adopt the amended guidance in ASC 842, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. Early application is permitted. The company is currently evaluating the impact the adoption of the amended guidance will have on the consolidated financial statements and related disclosures.

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

The partnership is a fee-based master limited partnership formed by Green Plains to provide fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership’s assets include (i) 30 ethanol storage facilities, located at or near the company’s 14 ethanol production plants, which have the ability to efficiently and effectively store and load railcars and tanker trucks with all of the ethanol produced at the company’s ethanol production plants, (ii) eight fuel terminal facilities, located near major rail lines, which enable the partnership to receive, store and deliver fuels from and to markets that seek access to renewable fuels, and (iii) transportation assets, including a leased railcar fleet of approximately 2,600 railcars, which is contracted to transport ethanol from the company’s ethanol production plants to refineries throughout the United States and international export terminals. The partnership expects to be the company’s primary downstream logistics provider to support its over one billion gallons per year ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol the company produces.

A substantial portion of the partnership’s revenues are derived from long-term, fee-based commercial agreements with Green Plains Trade, a subsidiary of the company. In connection with the IPO, the partnership (1) entered into (i) a ten-year fee-based storage and throughput agreement; (ii) a six-year fee-based rail transportation services agreement; and (iii) a one-year fee-based trucking transportation agreement, and (2) assumed (i) an approximately 2.5-year terminal services agreement for the partnership’s Birmingham, Alabama-unit train terminal; and (ii) various other terminal services agreements for its other fuel terminal facilities, each with Green Plains Trade. The partnership’s storage and throughput agreement, and certain terminal services agreements, including the terminal services agreement for the Birmingham facility, are supported by minimum volume commitments. The partnership’s rail transportation services agreement is supported by minimum take-or-pay capacity commitments. The company also has agreements which establish fees for general and administrative, and operational and maintenance services it provides. These transactions are eliminated in the presentation of consolidated financial results.

3.  ACQUISITION

Acquisition of Hereford Ethanol Plant

On November 12, 2015, the company acquired an ethanol production facility in Hereford, Texas, with an annual production capacity of approximately 100 mmgy for approximately $78.8 million for the ethanol plant assets, as well as working capital acquired or assumed of approximately $19.4 million. The following is a summary of assets acquired and liabilities assumed (in thousands):

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at March 31, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total

Assets:
Cash and cash equivalents	$383,442	$-	$-	$383,442
Restricted cash	17,263	-	-	17,263
Margin deposits	11,858	-	(11,858)	-
Inventories carried at market	-	37,749	-	37,749
Unrealized gains on derivatives	13,013	11,656	7,816	32,485
Other assets	116	-	-	116
Total assets measured at fair value	$425,692	$49,405	$(4,042)	$471,055

Liabilities:
Unrealized losses on derivatives	$3,298	$21,563	$(4,042)	$20,819
Total liabilities measured at fair value	$3,298	$21,563	$(4,042)	$20,819

	Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total

Assets:
Cash and cash equivalents	$384,867	$-	$-	$384,867
Restricted cash	27,018	-	-	27,018
Margin deposits	7,658	-	(7,658)	-
Inventories carried at market	-	43,936	-	43,936
Unrealized gains on derivatives	19,756	7,145	3,639	30,540
Other assets	117	-	-	117
Total assets measured at fair value	$439,416	$51,081	$(4,019)	$486,478

Liabilities:
Unrealized losses on derivatives	$4,492	$7,772	$(4,019)	$8,245
Total liabilities measured at fair value	$4,492	$7,772	$(4,019)	$8,245

The company believes the fair value of its debt was approximately $765.6 million compared with a book value of $765.9 million at March 31, 2016,  and the fair value of its debt was approximately $661.8 million compared with a book value of $663.6 million at December 31, 2015. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair values of its accounts receivable and accounts payable approximated book value, which were $106.1 million and $104.5 million, respectively, at March 31, 2016,  and $96.2 million and $167.0 million, respectively, at December 31, 2015.

Although the company currently does not have any recurring Level 3 financial measurements, the fair values of tangible assets and goodwill acquired and equity component of convertible debt represent Level 3 measurements which were derived using a combination of the income approach, market approach and cost approach for the specific assets or liabilities being valued.

5.  SEGMENT INFORMATION

Company management reports the financial and operating performance in the following four operating segments: (1) ethanol production, which includes the production of ethanol, distillers grains and corn oil, (2) agribusiness, which includes grain handling and storage and cattle feedlot operations, (3) marketing and distribution, which includes marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil and other commodities, and (4) partnership, which includes fuel storage and transportation services.

Under GAAP, when transferring assets between entities under common control, the entity receiving the net assets initially recognizes the carrying amounts of the assets and liabilities at the date of transfer. The transferee’s prior period financial statements are restated for all periods its operations were part of the parent’s consolidated financial statements. On July 1, 2015, Green Plains Partners received ethanol storage and railcar assets and liabilities in a transfer between entities under common control. Effective January 1, 2016, the partnership acquired the storage and transportation assets of the Hereford and Hopewell production facilities in a transfer between entities under common control for approximately $62.3 million and entered into amendments to the related commercial agreements with Green Plains Trade. The transferred assets and liabilities are recognized at our historical cost and reflected retroactively in the segment information of the consolidated financial statements presented in this Form 10-Q. The assets of Green Plains Partners were previously included in the ethanol production and marketing and distribution segments. Expenses related to the ethanol storage and railcar assets, such as depreciation, amortization and railcar lease expenses, are also reflected retroactively in the following segment information. There are no revenues related to the operation of the ethanol storage and railcar assets in the partnership segment prior to their respective transfers to the partnership, when the related commercial agreements with Green Plains Trade became effective.

Corporate activities include selling, general and administrative expenses, consisting primarily of compensation, professional fees and overhead costs not directly related to a specific operating segment.

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

The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended March 31,
	2016	2015

Revenues (1):
Ethanol production:
Revenues from external customers	$82,483	$64,082
Intersegment revenues	341,107	367,640
Total segment revenues	423,590	431,722
Agribusiness:
Revenues from external customers	65,051	58,334
Intersegment revenues	320,341	262,783
Total segment revenues	385,392	321,117
Marketing and distribution:
Revenues from external customers	599,649	613,887
Intersegment revenues	67,067	39,375
Total segment revenues	666,716	653,262
Partnership:
Revenues from external customers	2,021	2,085
Intersegment revenues	21,768	1,311
Total segment revenues	23,789	3,396
Revenues including intersegment activity	1,499,487	1,409,497
Intersegment eliminations	(750,283)	(671,109)
Revenues as reported	$749,204	$738,388

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Three Months Ended March 31,
	2016	2015

Cost of goods sold:
Ethanol production	$433,670	$408,332
Agribusiness	379,882	315,665
Marketing and distribution	665,523	644,226
Partnership	-	-
Intersegment eliminations	(754,387)	(675,794)
	$724,688	$692,429

	Three Months Ended March 31,
	2016	2015

Operating income (loss):
Ethanol production	$(33,317)	$3,419
Agribusiness	3,228	3,210
Marketing and distribution	(1,904)	4,405
Partnership	13,071	(5,148)
Intersegment eliminations	4,104	4,684
Corporate activities	(7,828)	(6,466)
	$(22,646)	$4,104

The following table sets forth third-party revenues by product line (in thousands):

	Three Months Ended March 31,
	2016	2015

Revenues:
Ethanol	$499,050	$444,206
Distillers grains	112,218	110,832
Corn oil	20,875	19,081
Grain	51,055	98,922
Cattle	56,232	45,251
Service revenues	2,021	2,085
Other	7,753	18,011
	$749,204	$738,388

The following table sets forth total assets by operating segment (in thousands):

	March 31,	December 31,
	2016	2015

Total assets (1):
Ethanol production	$965,028	$1,002,270
Agribusiness	326,764	300,364
Marketing and distribution	230,739	230,651
Partnership	69,740	81,430
Corporate assets	333,057	314,068
Intersegment eliminations	(5,916)	(10,863)
	$1,919,412	$1,917,920

(1)	Asset balances by segment exclude intercompany payable and receivable balances.

6.  INVENTORIES

Inventories are carried at lower of cost or market, except for grain held for sale and fair-value hedged inventories, which are reported at market value.

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2016	2015

Finished goods	$80,962	$71,595
Commodities held for sale	35,989	43,936
Raw materials	117,711	116,673
Work-in-process	102,373	96,950
Supplies and parts	26,484	24,803
	$363,519	$353,957

7.  GOODWILL

The company did not have any changes in the carrying amount of goodwill, which was $40.9 million at March 31, 2016 and December 31, 2015.  Goodwill of $30.3 million is attributable to the ethanol production segment and $10.6 million is attributable to the partnership segment.

8.  DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2016, the company’s consolidated balance sheet reflected unrealized losses of $1.1 million, net of tax, in accumulated other comprehensive income. The company expects these losses  will be reclassified in operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income, will differ as commodity prices change.

Fair Values of Derivative Instruments

The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives'				Liability Derivatives'
	Fair Value				Fair Value
	March 31,		December 31,		March 31,	December 31,
	2016		2015		2016	2015
Derivative financial instruments (1)	$20,627	(2)	$22,882	(3)	$-	$-
Accrued and other liabilities	-		-		20,819	8,245
Total	$20,627		$22,882		$20,819	$8,245

(1) Derivative financial instruments as reflected on the consolidated balance sheets are net of related margin deposit assets of $11.9 million and $7.7 million at March 31, 2016 and December 31, 2015, respectively.

(2) Balance at March 31, 2016 includes $0.5 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

(3)Balance at December 31, 2015 includes $2.3 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

Refer to Note 4 - Fair Value Disclosures, which contains fair value information related to derivative financial instruments.

Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The gains or losses recognized in income and other comprehensive income related to the company’s derivative financial instruments and the line items on the consolidated financial statements where they are reported are as follows (in thousands):

Losses on Derivative Instruments Not	Three Months Ended March 31,
Designated in a Hedging Relationship	2016	2015
Revenues	$(2,794)	$(3,781)
Cost of goods sold	(5,846)	(6,975)
Net decrease recognized in earnings before tax	$(8,640)	$(10,756)

Losses Due to Ineffectiveness	Three Months Ended March 31,
of Cash Flow Hedges	2016	2015
Revenues	$-	$(31)
Cost of goods sold	-	(471)
Net decrease recognized in earnings before tax	$-	$(502)

Gains Reclassified from Accumulated Other Comprehensive Income (Loss)	Three Months Ended March 31,
into Net Income	2016	2015
Revenues	$245	$11,849
Cost of goods sold	1,889	1,642
Net increase recognized in earnings before tax	$2,134	$13,491

Effective Portion of Cash Flow Hedges Recognized in	Three Months Ended March 31,
Other Comprehensive Income (Loss)	2016	2015
Commodity Contracts	$2,282	$15,463

Gains (Losses) from Fair Value	Three Months Ended March 31,
Hedges of Inventory	2016	2015
Revenues (effect of change in inventory value)	$1,760	$-
Cost of goods sold (effect of change in inventory value)	(4,898)	(1,368)
Revenues (effect of fair value hedge)	(1,760)	-
Cost of goods sold (effect of fair value hedge)	5,808	3,083
Ineffectiveness recognized in earnings before tax	$910	$1,715

There were no gains or losses from discontinuing cash flow or fair value hedge treatment during the three months ended March 31, 2016 and 2015.

The open commodity derivative positions as of March 31, 2016, are as follows (in thousands):

March 31, 2016
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)		Unit of Measure	Commodity

Futures	(3,375)					Bushels	Corn, Soybeans and Wheat
Futures	5,950	(3)				Bushels	Corn
Futures	(18,910)	(4)				Bushels	Corn
Futures	13,566					Gallons	Ethanol
Futures	(630)	(3)				Gallons	Ethanol
Futures	160					Pounds	Livestock
Futures	(64,770)	(3)				Pounds	Livestock
Futures	920					mmBTU	Natural Gas
Futures	(7,343)	(4)				mmBTU	Natural Gas
Futures	(736)					Barrels	Crude Oil
Futures	(6,600)					Pounds	Soybean Oil
Options	2,348					Bushels	Corn, Soybeans and Wheat
Options	9,340					Gallons	Ethanol
Options	(8,228)					Pounds	Livestock
Options	44					mmBTU	Natural Gas
Options	(14)					Barrels	Crude Oil
Forwards			21,444	(10,303)		Bushels	Corn and Soybeans
Forwards			25,896	(203,257)		Gallons	Ethanol
Forwards			156	(327)		Tons	Distillers Grains
Forwards			35,235	(212,277)		Pounds	Corn Oil
Forwards			-	(44,000)	(4)	Pounds	Corn Oil
Forwards			10,586	(385)		mmBTU	Natural Gas
Forwards			1,189	(803)		Barrels	Crude Oil

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.
(4)	Futures or non-exchange traded forwards used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains on energy trading contracts of $3.4 million and $5.4 million for the three months ended March 31, 2016 and 2015, respectively.

9.  DEBT

The components of long-term debt are as follows (in thousands):

	March 31,	December 31,
	2016	2015

Green Plains Partners:
$100.0 million revolving credit facility	$51,000	$-
Green Plains Processing:
$345.0 million term loan	306,010	306,439
Corporate:
$120.0 million convertible notes	104,467	103,072
Other	27,040	27,135
Total long-term debt	488,517	436,646
Less: current portion of long-term debt	(4,513)	(4,507)
Long-term debt	$484,004	$432,139

Short-term notes payable and other borrowings at March 31, 2016, include working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $74.0 million, $112.0 million and $91.4 million, respectively. Short-term notes payable and other borrowings at December 31, 2015, include working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $69.7 million, $77.0 million and $80.2 million, respectively.

Effective January 1, 2016, the company adopted ASC 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which resulted in the reclassification of approximately $11.4 million from other assets to long-term debt within the balance sheet as of December 31, 2015. As of March 31, 2016, there is $10.8 million of debt issuance costs recorded as a reduction of the carrying value of the company’s long-term debt.

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

At March 31, 2016, the interest rate on this term debt was 6.50%. Scheduled principal payments are $0.9 million each quarter.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility, which matures on August 26, 2016, to finance working capital up to the maximum commitment based on eligible collateral equal to the sum of percentages of eligible cash, receivables and inventories, less miscellaneous adjustments. Advances are subject to an interest rate equal to LIBOR plus 3.25% or the base rate plus 2.25%. The credit facility also includes an accordion feature that enables the facility to be increased by up to $75.0 million with agent approval. The credit facility can also be increased by up to $50.0 million for seasonal borrowings. Total commitments outstanding cannot exceed $250.0 million.

Lenders receive a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries in the agribusiness segment as security on the credit facility. The terms impose affirmative and negative covenants, including maintaining working capital of $20.3 million and tangible net worth of $26.3 million for 2016. Capital expenditures are limited to $8.0 million per year under the credit facility, plus equity contributions from the company and unused amounts from the previous year. In addition, the credit facility requires the company to maintain a fixed charge coverage ratio of 1.25 to 1.00 and an annual leverage ratio of 6.00 to 1.00 at the end of each quarter. The credit facility also contains restrictions on distributions related to capital stock, with exceptions for distributions up to 50% of net profit before tax, subject to certain conditions.

Green Plains Cattle has a $100.0 million senior secured asset-based revolving credit facility, which matures on October 31, 2017, to finance working capital for the cattle feedlot operations up to the maximum commitment based on eligible collateral equal to the sum of percentages of eligible receivables, inventories and other current assets, less miscellaneous adjustments. Advances are subject to variable interest rates equal to LIBOR plus 2.00% to 3.00%,  or the base rate plus 0.00% to 0.25%, depending upon availability. The credit facility also includes an accordion feature that enables the credit facility to be increased by up to $50.0 million with agent approval.

Lenders receive a first priority lien on certain cash, inventory, accounts receivable, property and equipment and other assets owned by Green Plains Cattle as security on the credit facility. The terms impose affirmative and negative covenants, including maintaining working capital of $15.0 million and tangible net worth of $20.3 million for 2016 and maintain a total debt to tangible net worth ratio of 3.50 to 1.00. Capital expenditures are limited to $3.0 million per year under the credit facility, plus unused amounts from the previous year.

Marketing and Distribution Segment

Green Plains Trade has a $150.0 million senior secured asset-based revolving credit facility, which matures on November 26, 2019, to finance working capital for marketing and distribution activities based on eligible collateral equal to the sum of percentages of eligible receivables and inventories, less miscellaneous adjustments. The outstanding balance is subject to the lender’s floating base rate plus the applicable margin or LIBOR plus the applicable margin.

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

At March 31, 2016, Green Plains Trade had $6.9 million presented as restricted cash on the consolidated balance sheet, the use of which was restricted for repayment towards the outstanding loan balance.

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a $100.0 million revolving credit facility, which matures in July 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. Advances under this credit facility are subject to a floating interest rate based on the partnership’s maximum consolidated net leverage ratio equal to (a) a base rate plus 0.75% to 1.75% or (b) a LIBOR rate plus 1.75% to 2.75%.  The credit facility may be increased up to $50.0 million without the consent of the lenders.

The partnership’s obligations under the credit facility are secured by a first priority lien on (i) the capital stock of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, such as investment property, general intangibles and contract rights, including rights under agreements with Green Plains Trade, and (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries and its personal property. The terms impose affirmative and negative covenants including restricting the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. The credit facility also requires the partnership to maintain a maximum consolidated net leverage ratio of no more than 3.50 to 1.00, and a minimum consolidated interest coverage ratio of no less than 2.75 to 1.00.

Corporate Activities

In September 2013, the company issued $120.0 million of 3.25% convertible senior notes due 2018, or the 3.25% notes. The 3.25% notes are senior, unsecured obligations of the company, with interest payable on April 1 and October 1 of each year. The company may settle the 3.25% notes in cash, common stock or a combination of cash and common stock. The company intends to repay the 3.25% notes with cash for the principal and cash or common stock for the conversion premium.

Prior to April 1, 2018, the 3.25% notes are not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted to 48.8834 shares of common stock per $1,000 of principal which is equal to a conversion price of approximately $20.46 per share. The company may be obligated to increase the conversion rate in certain events, including redemption of the 3.25% notes.

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

Covenant Compliance

The company was in compliance with its debt covenants as of March 31, 2016.

Capitalized Interest

The company had $358 thousand and $175 thousand of capitalized interest during the three months ended March 31, 2016 and 2015, respectively.

Restricted Net Assets

At March 31, 2016, there were approximately $674.3 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

10.  STOCK-BASED COMPENSATION

The company has an equity incentive plan that reserves 3.5 million shares of common stock for issuance to its directors and employees. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted and deferred stock unit awards, to be granted to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date, adjusted for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis. Substantially all of the existing stock-based compensation has been equity awards.

The activity related to the exercisable stock options for the three months ended March 31, 2016, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2015	298,750	$9.81	2.4	$3,866
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2016	298,750	$9.81	2.2	$1,777
Exercisable at March 31, 2016 (1)	298,750	$9.81	2.2	$1,777

 (1) Includes in-the-money options totaling 288,750 shares at a weighted-average exercise price of $9.56.

Option awards allow employees to exercise options through cash payment for the shares of common stock or simultaneous broker-assisted transactions in which the employee authorizes the exercise and immediate sale of the option in the open market. The company uses newly issued shares of common stock to satisfy its stock-based payment obligations.

The non-vested stock award and deferred stock unit activity for the three months ended March 31, 2016, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Non-Vested at December 31, 2015	736,728	$22.96
Granted	707,512	13.47
Forfeited	(6,333)	18.81
Vested	(331,552)	19.59
Non-Vested at March 31, 2016	1,106,355	$17.92	2.3

Green Plains Partners

Green Plains Partners has adopted the LTIP, an incentive plan intended to promote the interests of the partnership, its general partner and affiliates by providing incentive compensation based on units to employees, consultants and directors to encourage superior performance. The incentive plan reserves 2.5 million common units for issuance in the form of options, restricted units, phantom units, distributable equivalent rights, substitute awards, unit appreciation rights, unit awards, profits interest units or other unit-based awards. The partnership measures unit-based compensation related to equity awards in its consolidated financial statements over the requisite service period on a straight-line basis.

The non-vested unit-based awards activity for the three months ended March 31, 2016, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Non-Vested at December 31, 2015	10,089	$14.93
Granted	-	-
Forfeited	(5,333)	14.93
Vested	-	-
Non-Vested at March 31, 2016	4,756	$14.93	0.3

Compensation costs for stock-based and unit based payment plans during the three months ended March 31, 2016 and 2015, were approximately $2.3 million and $1.7 million, respectively. At March 31, 2016, there were $16.3 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.3 years. The potential tax benefit related to stock-based payment is approximately 38.0% of these expenses.

11.  EARNINGS PER SHARE

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

The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended March 31,
	2016	2015

Basic EPS:
Net loss attributable to Green Plains	$(24,138)	$(3,318)
Weighted average shares outstanding - basic	38,197	37,803
EPS - basic	$(0.63)	$(0.09)

Diluted EPS:
Net loss attributable to Green Plains - diluted	$(24,138)	$(3,318)

Weighted average shares outstanding - basic	38,197	37,803
Effect of dilutive convertible debt	-	-
Effect of dilutive stock-based compensation awards	-	-
Weighted average shares outstanding - diluted	38,197	37,803

EPS - diluted	$(0.63)	$(0.09)

For the three months ended March 31, 2016 and 2015, 108 thousand and 1.1 million shares, respectively, related to stock-based compensation awards and convertible debt were excluded from the computation of diluted EPS as the inclusion of these shares would have been antidilutive. Also excluded from the computations of diluted EPS for the three months ended March 31, 2016 and 2015, were stock-based compensation awards totaling 337 thousand and 253 thousand shares, respectively, because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the company’s common stock during the respective periods.

12.  STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

					Accum.
					Other			Total
			Additional		Comp.			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Income	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity	Interest	Equity

Balance, December 31, 2015	45,282	$45	$577,787	$290,974	$(1,165)	7,392	$(69,811)	$797,830	$161,079	$958,909
Net income (loss)	-	-	-	(24,138)	-	-	-	(24,138)	4,322	(19,816)
Cash dividends and distributions declared	-	-	-	(4,615)	-	-	-	(4,615)	(4,633)	(9,248)
Other comprehensive income, before reclassification	-	-	-	-	1,526	-	-	1,526	-	1,526
Amounts reclassified from accum. other comprehensive income	-	-	-	-	(1,427)	-	-	(1,427)	-	(1,427)
Other comprehensive income, net of tax	-	-	-	-	99	-	-	99	-	99
Stock-based compensation	577	1	(108)	-	-	-	-	(107)	(15)	(122)
Balance, March 31, 2016	45,859	$46	$577,679	$262,221	$(1,066)	7,392	$(69,811)	$769,069	$160,753	$929,822

Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Three Months Ended March 31,		Statements of Operations
	2016	2015	Classification

Gains on cash flow hedges:
Ethanol commodity derivatives	$245	$11,849	Revenues
Corn commodity derivatives	1,889	1,642	Cost of goods sold
Total	2,134	13,491	Income before income taxes
Income tax expense	707	4,980	Income tax expense
Amounts reclassified from accumulated other comprehensive income	$1,427	$8,511

13.  INCOME TAXES

Beginning in 2016, the company records actual income tax expense or benefit during interim periods rather than on an annual effective tax rate method. Certain items are given discrete period treatment and the tax effect of those items are reported in full in the relevant interim period. Green Plains Partners is a limited partnership, which is treated as a flow-through entity for federal income tax purposes and is not subject to federal income taxes. The partnership is subject to state income taxes in certain states. As a result, the company’s consolidated financial statements reflect a benefit or provision for income taxes on pre-tax income or loss attributable to the noncontrolling interest in the partnership.

Income tax benefit was $14.9 million three months ended March 31, 2016, compared with $2.4 million for three months ended March 31, 2015. The effective tax rate, calculated as the ratio of income tax expense to income before income taxes, was approximately 42.9% for the three months ended March 31, 2016, and 42.4% for the three months ended March 31, 2015.

The amount of unrecognized tax benefits for uncertain tax positions was $0.2 million as of March 31, 2016, and December 31, 2015. Recognition of these benefits would have a favorable impact on the company’s effective tax rate.

The 2016 effective tax rate can be affected by variances among the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.

14.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease. The company incurred lease expenses of $9.4 million and $8.3 million during the three months ended March 31, 2016 and 2015, respectively.

Aggregate minimum lease payments under these agreements for the remainder of 2016 and in future years are as follows (in thousands):

Year Ending December 31,	Amount

2016	$23,286
2017	21,915
2018	17,642
2019	12,756
2020	10,222
Thereafter	17,003
Total	$102,824

Commodities

As of March 31, 2016, the company had contracted future purchases of grain, corn oil, natural gas, crude oil, ethanol, distillers grains and cattle, valued at approximately $312.8 million.

Legal

In November 2013, the company acquired ethanol plants located in Fairmont, Minnesota and Wood River, Nebraska. There is ongoing litigation related to the consideration for this acquisition. If the litigation is resolved favorably, the company will recognize a gain in a future period. In the event of a negative outcome, there will be no impact to the company.

In addition to the above-described proceeding, the company is currently involved in litigation that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

15.   RELATED PARTY TRANSACTIONS

Commercial Contracts

Three subsidiaries of the company have executed separate financing agreements for equipment with Axis Capital Inc. Gordon Glade, Vice Chairman/Founder of Axis Capital, is a member of the company’s board of directors. In March 2014, a subsidiary of the company entered into $1.4 million of new equipment financing agreements with Axis Capital with monthly payments beginning in April 2014. Balances of approximately $1.0 million related to these financing arrangements were included in debt at March 31, 2016, and December 31, 2015. Payments, including principal and interest, totaled $69 thousand during the three months ended March 31, 2016 and 2015. The weighted average interest rate for the financing agreements with Axis Capital was 6.8%.

Aircraft Leases

Effective January 1, 2015, the company entered into two agreements with an entity controlled by Wayne Hoovestol for the lease of two aircrafts. Mr. Hoovestol is chairman of the company’s board of directors. The company agreed to pay $9,766 per month for the combined use of up to 125 hours per year of the aircrafts. Flight time in excess of 125 hours per year will incur additional hourly charges. During the three months ended March 31, 2016 and 2015, respectively, payments related to these leases totaled $48 thousand and $57 thousand. The company had no outstanding payables related to these agreements at March 31, 2016 or December 31, 2015.

16.  SUBSEQUENT EVENTS

Effective April 1, 2016, the company increased its ownership of BioProcess Algae, a joint venture formed in 2008, to 82.8% and will consolidate BioProcess Algae in its consolidated financial statements beginning on that date. The joint venture is focused on developing technology to grow and harvest algae in commercially viable quantities, using the carbon dioxide that is created as part of the ethanol production process.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this report together with our annual report on Form 10-K for the year ended December 31, 2015.

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

Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2015. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we operate, commodity market risks including those that may result from current weather conditions, financial market risks, counterparty risks, risks associated with changes to federal policy or regulation, risks related to closing and achieving anticipated results from acquisitions, risks associated with merchant trading, risks associated with the operations of a cattle-feeding business, risks associated with the joint venture to commercialize algae production and growth potential of the algal biomass industry, and other risk factors detailed in our reports filed with the SEC. Also in relation to Green Plains Partners LP, or the partnership, additional risks include, but are not limited to, compliance with commercial contractual obligations, potential tax consequences related to our investment in the partnership and risks disclosed in the partnership’s SEC filings and associated with the operation of the partnership as a separate, publicly traded entity.

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

Overview

Green Plains is a vertically integrated ethanol producer, marketer and distributor focused on generating stable operating margins through our diversified business segments and risk management strategy. We have operations throughout the ethanol value chain, beginning upstream with our grain handling and storage operations, continuing through our ethanol, distillers grains and corn oil production operations, and ending downstream with our marketing, terminal and distribution services. We believe owning and operating assets throughout the ethanol value chain enables us to mitigate changes in commodity prices, differentiating us from companies focused only on ethanol production. We formed Green Plains Partners LP, a master limited partnership, to be our primary downstream logistics provider since its assets are the principal method of storing and delivering the ethanol we produce. The partnership completed its IPO on July 1, 2015. We own a 62.5% limited partner interest, a 2.0% general partner interest and all of the partnership’s incentive distribution rights. The public owns the remaining 35.5% limited partner interest. The partnership is consolidated in our financial statements.

Results of Operations

Industry Trends and Factors Affecting our Results of Operations

Ethanol demand generally follows gasoline demand, which is typically lowest during the first calendar quarter of the year due to reduced driving and winter weather conditions. Based on three-year average demand by quarter, ethanol demand has been approximately 5% lower during the first calendar quarter compared with the fourth calendar quarter. In addition, ethanol producers generally are able to produce more ethanol from their facilities in cooler temperatures, which may cause inventories to build if supply outpaces demand. During the first quarter of 2016, domestic ethanol production averaged 983,000 barrels per day, while demand averaged 861,000 barrels per day and exports averaged 102,000 barrels per day. As  of April 1, 2016, domestic ethanol ending stocks were 22.2 million barrels according to the EIA, approximately 5.3% higher than January 1, 2016, and 8.5% higher than April 3, 2015.

During the first quarter, we operated our facilities at approximately 83.3% of capacity, resulting in production of 247.0 million gallons for the quarter ended March 31, 2016, compared with 232.5 million gallons for the quarter ended March 31, 2015, due primarily to the lower margin environment. The increase in production volumes and associated revenues were attributable to production at our Hereford, Texas plant, which we acquired on November 12, 2015, and our Hopewell, Virginia plant, which we acquired on October 23, 2015 and resumed ethanol production on February 8, 2016, partially offset by the lower capacity utilization during the first quarter of 2016.

Effective January 1, 2016, we sold the ethanol storage and leased railcar assets of the Hereford and Hopewell production facilities to the partnership for $62.3 million, and amended our storage and throughput minimum volume commitment to 246.5 mmg from 212.5 mmg per calendar quarter and increased our rail transportation services minimum volumetric capacity commitment by 6.7 mmg.

We expect ethanol production and consumption to be more in balance in the coming quarters. Ethanol producers typically shut down their production facilities for a few days during the spring and fall for routine plant maintenance. Summer driving season, particularly in an environment of relatively inexpensive gasoline prices, as well as strong export demand, should increase ethanol consumption over the next couple of quarters. Moreover, ethanol has resumed trading at a  discount to gasoline, after trading at a premium since September 2015, further improving the economics of using ethanol as an oxygenate and octane enhancer when blended with gasoline.

According to the U.S. Department of Energy, International Energy Statistics, global demand continues to grow at approximately 2% to 3% per year as countries, such as Argentina, increase ethanol blending mandates. We believe U.S. ethanol producers are well positioned to participate in that growth. Brazil, the second largest ethanol-producing country, uses sugarcane to produce ethanol. The average price of sugar during the first quarter was 14.3 cents per pound. The equivalent value of sugar produced from corn starch is approximately 7.3 cents per pound based on current U.S. corn costs of approximately $3.50 per bushel. Given these production economics, we expect the United States will continue to be the leading supplier of ethanol in the world.

On April 12, 2016, the USDA affirmed its earlier corn planting projection of 93.6 million acres for the 2016-2017 season in the WASDE, which is significantly higher than its projected corn plantings of 88.0 million acres last year. Absent unusual or severe weather conditions, additional supply could affect the price of corn favorably for domestic ethanol producers.

Comparability of our Financial Results

Under GAAP, when transferring assets between entities under common control, the entity receiving the net assets initially recognizes the carrying amounts of the assets and liabilities at the date of transfer. The transferee’s prior period financial statements are restated for all periods its operations were part of the parent’s consolidated financial statements. On July 1, 2015, Green Plains Partners received ethanol storage and railcar assets and liabilities in a transfer between entities under common control. Effective January 1, 2016, the partnership acquired the storage and transportation assets of the Hereford and Hopewell production facilities in a transfer between entities under common control. The transferred assets and liabilities are recognized at our historical cost and reflected retroactively in the segment information of the consolidated financial statements presented in this Form 10-Q. The assets of Green Plains Partners were previously included in the ethanol production and marketing and distribution segments. Expenses related to the ethanol storage and railcar assets, such as depreciation, amortization and railcar lease expenses, are also reflected retroactively in the following segment information. There are no revenues related to the operation of these ethanol storage and railcar assets in the partnership segment prior July 1, 2015, the date the related commercial agreements with Green Plains Trade became effective.

We report the financial and operating performance in the following four operating segments: (1) ethanol production, which includes the production of ethanol, distillers grains and corn oil, (2) agribusiness, which includes grain handling and storage and cattle feedlot operations (3) marketing and distribution, which includes marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil and other commodities and (4) partnership, which includes fuel storage and transportation services.

On October 23, 2015, we acquired an ethanol production facility located in Hopewell, Virginia. The dry mill ethanol plant’s production capacity is approximately 60 mmgy. We resumed ethanol production at the plant in February of 2016, and corn oil processing is expected to be operational during the second quarter of 2016.

On November 12, 2015, we acquired an ethanol production facility in Hereford, Texas. The purchase includes an ethanol plant with production capacity of approximately 100 mmgy, a corn oil extraction system, working capital and other related assets.

Corporate activities include selling, general and administrative expenses, consisting primarily of compensation, professional fees and overhead costs not directly related to a specific operating segment.

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

Segment Results

The selected operating segment financial information are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015	% Variance

Revenues (1):
Ethanol production:
Revenues from external customers	$82,483	$64,082	28.7%
Intersegment revenues	341,107	367,640	(7.2)
Total segment revenues	423,590	431,722	(1.9)
Agribusiness:
Revenues from external customers	65,051	58,334	11.5
Intersegment revenues	320,341	262,783	21.9
Total segment revenues	385,392	321,117	20.0
Marketing and distribution:
Revenues from external customers	599,649	613,887	(2.3)
Intersegment revenues	67,067	39,375	70.3
Total segment revenues	666,716	653,262	2.1
Partnership:
Revenues from external customers	2,021	2,085	(3.1)
Intersegment revenues	21,768	1,311	*
Total segment revenues	23,789	3,396	*
Revenues including intersegment activity	1,499,487	1,409,497	6.4
Intersegment eliminations	(750,283)	(671,109)	11.8
Revenues as reported	$749,204	$738,388	1.5

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Three Months Ended March 31,
	2016	2015	% Variance

Cost of goods sold:
Ethanol production	$433,670	$408,332	6.2%
Agribusiness	379,882	315,665	20.3
Marketing and distribution	665,523	644,226	3.3
Partnership	-	-	*
Intersegment eliminations	(754,387)	(675,794)	11.6
	$724,688	$692,429	4.7

	Three Months Ended March 31,
	2016	2015	% Variance

Operating income (loss):
Ethanol production	$(33,317)	$3,419	*
Agribusiness	3,228	3,210	0.6%
Marketing and distribution	(1,904)	4,405	(143.2)
Partnership	13,071	(5,148)	*
Intersegment eliminations	4,104	4,684	(12.4)
Corporate activities	(7,828)	(6,466)	21.1
	$(22,646)	$4,104	(651.8)

* Percentage variance not considered meaningful.

Three Months Ended March 31, 2016, compared with the Three Months Ended March 31, 2015

Consolidated Results

Consolidated revenues increased $10.8 million for the three months ended March 31, 2016, compared with the same period in 2015. Revenues from ethanol and cattle sales increased $54.8 million and $11.0 million, respectively, while revenues from grain and natural gas sales decreased $47.9 million and $11.7 million, respectively. Ethanol revenues were affected by increased volumes sold, partially offset by lower average realized prices. Cattle revenues were impacted by higher volumes sold, partially offset by decreased average realized prices. Grain revenues were impacted by lower average realized prices and volumes sold. Natural gas revenues were impacted by decreased average realized prices.

Operating income decreased $26.8 million for the three months ended March 31, 2016, compared with the same period last year primarily due to decreased ethanol production margins and losses related to valuation of natural gas inventories held for forward business that is fully hedged. Interest expense increased $1.6 million for the three months ended March 31, 2016, compared with the same period in 2015 due to higher average borrowing costs and debt balances outstanding during the quarter. Income tax benefit was $14.9 million for the three months ended March 31, 2016, compared with $2.4 million for the same period in 2015.

The following discussion provides greater detail about our first quarter segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Three Months Ended March 31,
	2016	2015	% Variance

Ethanol sold
(thousands of gallons)	246,955	232,493	6.2%
Distillers grains sold
(thousands of equivalent dried tons)	646	630	2.5
Corn oil sold
(thousands of pounds)	59,839	57,702	3.7
Corn consumed
(thousands of bushels)	86,531	82,047	5.5

Revenues in our ethanol production segment decreased $8.1 million for the three months ended March 31, 2016, compared with the same period in 2015 primarily due to lower average ethanol and distillers grains prices realized, partially offset by higher volumes produced and sold. The increased volumes produced was due to the acquisition of the Hereford and Hopewell ethanol plants, which produced approximately 24.5 mmg during the three months ended March 31, 2016, partially offset by a decrease in our daily average production capacity. Corn oil sold increased modestly for the first quarter of 2016 compared with the same period last year due to higher production levels. The average price realized for corn oil was approximately 21% lower for the first quarter of 2016, compared with the same period in 2015.

Cost of goods sold for our ethanol production segment increased $25.3 million for the three months ended March 31, 2016, compared with the same period last year due to higher production volumes, partially offset by an 11% decrease in average cost per bushel of corn during the three months ended March 31, 2016. As a result of the factors identified above, operating income decreased $36.7 million for the three months ended March 31, 2016, compared with the same period in 2015. Depreciation and amortization expense for the segment was $15.7 million for the three months ended March 31, 2016, compared with $13.7 million for the same period last year.

Agribusiness Segment

Revenues in our agribusiness segment increased $64.3 million while operating income remained flat for the three months ended March 31, 2016, compared with the same period in 2015. Grain revenues were impacted by increased volumes sold, partially offset by decreased average realized prices. We sold 88.0 million bushels of grain, including 86.5 million bushels to our ethanol production segment during the first quarter of 2016 compared with sales of 70.4 million bushels of grain, including 68.5 million bushels to our ethanol production segment during the same period last year. Cattle feedlot revenues increased due to a 48% increase in volumes sold during the first quarter of 2016 compared with the same quarter last year, partially offset by decreased average realized prices.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment increased $13.5 million for the three months ended March 31, 2016, compared with the same period in 2015 due to increased ethanol revenues of $63.2 million as a result of higher volumes sold, partially offset by decreased grain and natural gas revenues of $25.8 million and $22.7 million, respectively. Grain revenues were impacted by lower average realized prices and volumes. Natural gas revenues were impacted by lower average realized prices. The marketing and distribution segment sold 326.2 mmg and 275.9 mmg of ethanol for the three months ended March 31, 2016 and 2015, respectively.

Operating income decreased $6.3 million for the three months ended March 31, 2016, compared with the same period in 2015 primarily due to decreased trading margins. Trading margins were $7.9 million lower for the three months ended March 31, 2016, compared with the same period in 2015 due to lower volumes sold and reduction in the valuation of certain inventories held for forward business that is fully hedged. We anticipate profits on these positions will be realized during the remainder of 2016.

Partnership Segment

As a result of the IPO, the partnership segment received downstream ethanol transportation and storage assets. Expenses related to these contributed assets, such as depreciation, amortization and railcar lease expenses, are reflected retroactively in the partnership segment. No revenues related to the operation of the contributed ethanol storage and railcar assets are reflected in this segment for periods prior to its initial public offering on July 1, 2015, when the storage and transportation agreements became effective.

Revenues generated by our partnership segment from the new ethanol storage and railcar commercial agreements were approximately $20.2 million for the three months ended March 31, 2016. Operating income increased $18.2 million for the three months ended March 31, 2016, compared with the same period in 2015 due to revenues related to these commercial agreements, partially offset by increased operations and maintenance expenses of $1.6 million and general and administrative expenses of $1.0 million for the three months ended March 31, 2016.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $79.2 million for the three months ended March 31, 2016, compared with the same period in 2015 due to the following factors: increased corn sales from the agribusiness segment to the ethanol production segment of $55.0 million, increased corn sales from the marketing and distribution segment to the agribusiness segment of $37.4 million and increased transportation and storage fees from the partnership segment to the marketing and distribution segment of $20.2 million, partially offset by decreased ethanol sales from the ethanol production segment to the marketing and distribution segment of $12.2 million, decreased distillers grains sales from the ethanol production segment to the marketing and distribution segment of $11.6 million and decreased natural gas sales from the marketing and distribution segment to the ethanol production segment of $10.7 million.

Intersegment eliminations of operating income increased by $0.6 million for the three months ended March 31, 2016, compared with the same period in 2015 due primarily to decreased average margins realized during the first quarter of 2016, compared with 2015. Ethanol is sold from the ethanol production segment to the marketing and distribution segment as it is produced and transferred into storage tanks located at each respective plant. The finished product is then sold by the marketing and distribution segment to external customers. Profit is recognized by the ethanol production segment upon sale to the marketing and distribution segment, but is eliminated from consolidated results until title to the product has been transferred to a third party.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $1.4 million for the three months ended March 31, 2016, compared with the same period in 2015 primarily due to an increase in personnel costs and professional fees.

Income Taxes

We recorded income tax benefit of $14.9 million for the three months ended March 31, 2016, compared with $2.4 million for the same period in 2015.  The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 42.9% for the three months ended March 31, 2016, compared with 42.4% for the same period in 2015. The slight increase in the effective tax rate was due primarily to the impact of the noncontrolling interest in the partnership on the consolidated financial results.

Noncontrolling Interest

We, together with our subsidiaries, own a 62.5% limited partner interest and a 2.0% general partner interest in the partnership and own all of the partnership’s incentive distribution rights, with the remaining 35.5% limited partner interest owned by public common unitholders for the three months ended March 31, 2016. We consolidate the financial results of the partnership, and record a noncontrolling interest for the economic interest in the partnership held by the public common unitholders. Noncontrolling interest on the consolidated statements of operations includes the portion of net income attributable to the economic interest in the partnership held by the public common unitholders of the partnership. Noncontrolling interest on the consolidated balance sheets includes the portion of net assets of the partnership attributable to the public common unitholders of the partnership.

EBITDA

We use EBITDA to compare the financial performance of our business segments and manage those segments. We believe EBITDA allows investors to compare our results with our peers and other companies. EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow, which are prepared in accordance with GAAP. Since EBITDA calculations may vary from company to company, our computation of EBITDA may not be comparable with a similarly titled measure.

The reconciliation of net income to EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015

Net loss	$(19,816)	$(3,318)
Interest expense	10,798	9,158
Income tax benefit	(14,893)	(2,447)
Depreciation and amortization	18,145	15,847
EBITDA	$(5,766)	$19,240

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

On March 31, 2016, we had $383.4 million in cash and equivalents, excluding restricted cash, consisting of $295.8 million held at our parent company and the remainder held at our subsidiaries. We also had $146.6 million available under our revolving credit agreements,  some of which were subject to restrictions or other lending conditions. Funds held by our subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At March 31, 2016,  our subsidiaries had approximately $674.3 million of net assets that were not available to us in the form of dividends, loans or advances due to restrictions contained in their credit facilities.

Net cash used by operating activities was $81.9 million for the three months ended March 31, 2016, compared with $45.8 million for the same period in 2015. Operating activities were affected by decreased operating profits and an increase in working capital for the three months ended March 31, 2016, primarily consisting of an increase in accounts receivable and inventories and a decrease in accounts payable. Net cash used by investing activities was $18.3 million for the three months ended March 31, 2016, due primarily to capital expenditures at our ethanol plants. Net cash provided by financing activities was $98.8 million for the three months ended March 31, 2016. Effective January 1, 2016, the partnership acquired the storage and transportation assets of the Hereford and Hopewell ethanol plants and borrowed $48.0 million on its revolving credit facility and cash on hand to fund the purchase of the assets. Additionally, Green Plains Trade, Green Plains Cattle and Green Plains Grain use revolving credit facilities to finance working capital requirements. We frequently draw from and repay these facilities which results in significant cash movements reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

We incurred capital expenditures of $16.5 million in the first three months of 2016 for various maintenance and expansion projects. Capital spending for the remainder of 2016 is expected to be approximately $38.2 million for various projects, and is expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

In August 2013, our board of directors initiated a quarterly cash dividend. We have paid a quarterly cash dividend since this initial authorization and anticipate declaring a cash dividend in future quarters on a regular basis. Future declarations of dividends, however, are subject to board approval and may be adjusted as our cash position, business needs or market conditions change. On February 10, 2016, our board of directors declared a quarterly cash dividend of $0.12 per share. The dividend was paid on March 18, 2016, to shareholders of record at the close of business on February 26, 2016.

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement requires us to distribute all available cash, as defined, to our partners within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. On April 21, 2016, the board of directors of the general partner of the partnership declared a cash distribution of $0.4050 per unit on outstanding common and subordinated units. The distribution is payable on May 13, 2016, to unitholders of record at the close of business on May 6, 2016.

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. There were no shares repurchased under the program during the first quarter of 2016.  To date, we have repurchased 191,700 shares of common stock for approximately $4.0 million under the program.

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

Debt

For additional information related to our debt, see Note 9 – Debt included as part of the notes to consolidated financial statements and Note 11 – Debt included as part of the notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015.

We were in compliance with our debt covenants at March 31, 2016. Based on our forecasts and the current margin environment, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.

Effective January 1, 2016, we adopted ASC 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which resulted in the reclassification of approximately $11.4 million from other assets to long-term debt within the balance sheet as of December 31, 2015. As of March 31, 2016, there is $10.8 million of debt issuance costs recorded as a direct reduction of the carrying value of our long-term debt.

Ethanol Production Segment

Green Plains Processing has a $345.0 million senior secured credit facility which matures in June of 2020. At March 31, 2016, the outstanding principal balance was $314.4 million and our interest rate was 6.5%.

We also have small equipment financing loans, capital leases on equipment or facilities, and other forms of debt financing.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. This facility can be increased by up to $75.0 million with agent approval and up to $50.0 million for seasonal borrowings.  Total commitments outstanding under the facility cannot exceed $250.0 million. The facility matures in August of 2016 and we intend to refinance by the maturity date. At March 31, 2016, the outstanding principal balance was $112.0 million on the facility and our interest rate was 4.4%.

Green Plains Cattle has a $100.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. The facility matures in October of 2017. At March 31, 2016, the outstanding principal balance was $74.0 million on the facility and our interest rate was 3.5%.

Marketing and Distribution Segment

Green Plains Trade has a $150.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. The facility matures in November of 2019. At March 31, 2016, the outstanding principal balance was $91.4 million on the facility and our interest rate was 3.2%.

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a $100.0 million secured revolving credit facility to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. This facility can be increased by up to $50.0 million without the consent of the lenders. The facility matures in July of 2020. At March 31, 2016, the outstanding principal balance was $51.0 million on the facility and our interest rate was 2.2%.

Corporate Activities

In September 2013, we issued $120.0 million of 3.25% convertible senior notes due in 2018, which are senior, unsecured obligations with interest payable on April 1 and October 1 of each year. Prior to April 1, 2018, the notes are not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted as of March 31, 2016 to 48.8834 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $20.46 per share.  We intend to repay the notes with cash for the principal, and cash or common stock for the conversion premium.

Contractual Obligations

Contractual obligations as of March 31, 2016,  were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term and short-term debt obligations (1)	$ 790,047	$ 281,868	$ 129,104	$ 357,221	$ 21,854
Interest and fees on debt obligations (2)	125,580	37,462	49,302	27,675	11,141
Operating lease obligations (3)	102,824	28,935	37,517	20,259	16,113
Deferred tax liabilities	61,459	-	-	-	61,459
Other	7,038	1,760	1,548	2,110	1,620
Purchase obligations:
Forward grain purchase contracts (4)	149,917	138,904	5,956	2,417	2,640
Other commodity purchase contracts (5)	162,959	162,959	-	-	-
Other	126	52	70	4	-
Total contractual obligations	$ 1,399,950	$ 651,940	$ 223,497	$ 409,686	$ 114,827

(1) Includes the current portion of long-term debt and excludes the effect of any debt discounts and issuance costs.
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

Critical Accounting Policies and Estimates

Key accounting policies including those relating to revenue recognition, depreciation of property and equipment, asset retirement obligations, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. Information about our critical accounting policies and estimates are included in our annual report on

Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than the operating leases, which are entered into in the ordinary course of business and disclosed in the Contractual Obligations section above.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk.

We use various financial instruments to manage and reduce our exposure to various market risks, including changes in commodity prices and interest rates. We conduct all of our business in U.S. dollars and are not currently exposed to foreign currency risk.

Interest Rate Risk

We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or LIBOR. A 10% increase in interest rates would affect our interest cost by approximately $3.2 million per year. At March 31, 2016,  we had $765.9 million in debt, $634.4 million of which had variable interest rates.

See Note 9 – Debt included as part of the notes to consolidated financial statements for more information about our debt.

Commodity Price Risk

Our business is highly sensitive to commodity price risk, particularly for ethanol, distillers grains, corn oil, corn and natural gas. Corn prices are affected by weather conditions, yield, changes in domestic and global supply and demand, and government programs and policies. Natural gas prices are influenced by severe weather in the summer and winter and hurricanes in the spring, summer and fall. Other factors include North American exploration and production, and the amount of natural gas in underground storage during injection and withdrawal seasons. Ethanol prices are sensitive to world crude oil supply and demand, the price of crude oil, gasoline and corn, the price of substitute fuels, refining capacity and utilization, government regulation and consumer demand for alternative fuels. Distillers grains prices are impacted by livestock numbers on feed, prices for feed alternatives and supply, which is associated with ethanol plant production.

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

Ethanol Production Segment

In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. Our results are impacted when there is a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three months ended March 31, 2016, revenues included net losses of $4.3 million and cost of goods sold included net gains of $1.9 million associated with derivative financial instruments.

Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on March 31, 2016, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price

Ethanol	1,215,000	Gallons	$96,567
Corn	430,000	Bushels	$84,281
Distillers grains	3,400	Tons (2)	$16,925
Corn Oil	278,000	Pounds	$3,397
Natural gas	33,300	mmBTU (3)	$3,000

 (1) Estimated volumes reflect anticipated expansion of production capacity at our ethanol plants and assumes production at full capacity.

(2) Distillers grains quantities are stated on an equivalent dried ton basis.

(3) Millions of BTU’s.

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $4.0 million for grain and $10.7 million for cattle at March 31, 2016. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $0.2 million for grain and $0.6 million for cattle.

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

Item 1A.  Risk Factors.

Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2015,  including the risk factors discussion in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in this report, including “Cautionary Information Regarding Forward-Looking Statements,” which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should also carefully consider the discussion of risks with the partnership under the heading “Risk Factors” and other information in their annual report on Form 10-K for the year ended December 31, 2015. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations.

The following table lists the shares that were surrendered during the first quarter of 2016:

Period	Total Number of Shares Withheld for Employee Awards	Average Price Paid per Share

January 1 - January 31	-	$-
February 1 - February 29	123,229	17.12
March 1 - March 31	447	14.28
Total	123,676	$17.11

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. There were no shares repurchased under the program during the first quarter of 2016. Approximately $96.0 million of shares are remaining to be repurchased under the program.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description of Exhibit
10.1

First Amendment to the Omnibus Agreement, dated January 1, 2016, by and among Green Plains Inc., Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (incorporated by reference to Exhibit 10.22(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.2

Amendment No. 1 to the Operational Services and Secondment Agreement, dated January 1, 2016, by and between Green Plains Inc. and Green Plains Holdings LLC (incorporated by reference to Exhibit 10.23(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.3

Amendment No. 1 to the Ethanol Storage and Throughput Agreement, dated January 1, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.25(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.4

Asset Purchase Agreement, dated January 1, 2016, by and among Green Plains Inc., Green Plains

Hereford LLC, Green Plains Hopewell LLC, Green Plains Holdings LLC, Green Plains Partners LP, Green

Plains Operating Company LLC, Green Plains Ethanol Storage LLC and Green Plains Logistics LLC (incorporated by reference to Exhibit 10.27 to the company’s Annual Report on Form 10-K for the year ended December 31, 2015)

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
101

The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 5, 2016	GREEN PLAINS INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: May 5, 2016	By: /s/ Jerry L. Peters _ Jerry L. Peters Chief Financial Officer (Principal Financial Officer)