Form 10-Q
period 2016-06-30
Green Plains Inc.
filed 2016-08-03
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of August 2, 2016, was 38,244,535 shares.

Commonly Used Defined Terms

Green Plains Inc. and Subsidiaries:

Green Plains; the company	Green Plains Inc. and its subsidiaries
Green Plains Cattle	Green Plains Cattle Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Fairmont	Green Plains Fairmont LLC
Green Plains Hereford	Green Plains Hereford LLC
Green Plains Holdings II	Green Plains Holdings II LLC
Green Plains Hopewell	Green Plains Hopewell LLC
Green Plains Obion	Green Plains Obion LLC
Green Plains Otter Tail	Green Plains Otter Tail LLC
Green Plains Partners; the partnership	Green Plains Partners LP
Green Plains Processing	Green Plains Processing LLC and its subsidiaries
Green Plains Superior	Green Plains Superior LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Wood River	Green Plains Wood River LLC

Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial public offering of Green Plains Partners LP
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Nasdaq	The Nasdaq Global Market
SEC	Securities and Exchange Commission

Industry Defined Terms:

BTU	British Thermal Units
E15	Gasoline blended with up to 15% ethanol by volume
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
Mmg	Million gallons
Mmgy	Million gallons per year
RBOB	Reformulated gasoline blendstock for oxygen blending
RIN	Renewable identification number
U.S.	United States
USDA	U.S. Department of Agriculture
WASDE	World Agriculture Supply and Demand Estimates

GREEN PLAINS INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2016	2015

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$386,920	$384,867
Restricted cash	18,785	27,018
Accounts receivable, net of allowances of $342 and $285, respectively	140,597	96,150
Income taxes receivable	5,143	9,104
Inventories	280,700	353,957
Prepaid expenses and other	29,482	10,941
Derivative financial instruments	38,972	30,540
Total current assets	900,599	912,577
Property and equipment, net of accumulated depreciation of $378,883 and $338,558, respectively	915,726	922,070
Goodwill	40,877	40,877
Other assets	41,703	42,396
Total assets	$1,898,905	$1,917,920

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$111,465	$166,963
Accrued and other liabilities	35,644	32,026
Derivative financial instruments	21,179	8,245
Income taxes payable	1,465	-
Short-term notes payable and other borrowings	245,637	226,928
Current maturities of long-term debt	6,603	4,507
Total current liabilities	421,993	438,669
Long-term debt	478,489	432,139
Deferred income taxes	61,992	81,797
Other liabilities	6,511	6,406
Total liabilities	968,985	959,011

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 45,969,732 and 45,281,571 shares issued, and 38,254,742 and 37,889,871 shares outstanding, respectively	46	45
Additional paid-in capital	601,087	577,787
Retained earnings	265,800	290,974
Accumulated other comprehensive loss	(4,123)	(1,165)
Treasury stock, 7,714,990 and 7,391,700 shares, respectively	(75,816)	(69,811)
Total Green Plains stockholders' equity	786,994	797,830
Noncontrolling interests	142,926	161,079
Total stockholders' equity	929,920	958,909
Total liabilities and stockholders' equity	$1,898,905	$1,917,920

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues
Product revenues	$885,772	$742,383	$1,632,956	$1,478,686
Service revenues	1,955	2,107	3,975	4,192
Total revenues	887,727	744,490	1,636,931	1,482,878

Costs and expenses
Cost of goods sold	809,524	676,595	1,534,212	1,369,024
Operations and maintenance expenses	8,504	7,102	17,149	14,135
Selling, general and administrative expenses	23,589	20,226	43,961	39,201
Depreciation and amortization expenses	18,701	16,165	36,846	32,012
Total costs and expenses	860,318	720,088	1,632,168	1,454,372
Operating income	27,409	24,402	4,763	28,506

Other income (expense)
Interest income	368	210	778	430
Interest expense	(10,499)	(10,564)	(21,297)	(19,722)
Other, net	1,178	(1,034)	(497)	(1,965)
Total other expense	(8,953)	(11,388)	(21,016)	(21,257)
Income (loss) before income taxes	18,456	13,014	(16,253)	7,249
Income tax expense (benefit)	5,471	5,222	(9,422)	2,775
Net income (loss)	12,985	7,792	(6,831)	4,474
Net income attributable to noncontrolling interests	4,794	-	9,116	-
Net income (loss) attributable to Green Plains	$8,191	$7,792	$(15,947)	$4,474

Earnings per share:
Net income (loss) attributable to Green Plains - basic	$0.21	$0.20	$(0.42)	$0.12
Net income (loss) attributable to Green Plains - diluted	$0.21	$0.19	$(0.42)	$0.11
Weighted average shares outstanding:
Basic	38,425	38,027	38,311	37,916
Diluted	38,536	40,075	38,311	39,565

Cash dividend declared per share	$0.12	$0.08	$0.24	$0.16

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss)	$12,985	$7,792	$(6,831)	$4,474
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives arising during period, net of tax (expense) benefit of $2,849, $2,470, $2,093 and $(3,327), respectively	(4,840)	(4,108)	(3,314)	5,558
Reclassification of realized losses on derivatives, net of tax benefit of $932, $6,031, $225 and $962, respectively	1,783	10,030	356	1,608
Total other comprehensive income (loss), net of tax	(3,057)	5,922	(2,958)	7,166
Comprehensive income (loss)	9,928	13,714	(9,789)	11,640
Comprehensive income attributable to noncontrolling interests	4,794	-	9,116	-
Comprehensive income (loss) attributable to Green Plains	$5,134	$13,714	$(18,905)	$11,640

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(6,831)	$4,474
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	36,846	32,012
Amortization of debt issuance costs and debt discount	4,587	3,668
Deferred income taxes	(17,936)	11,323
Stock-based compensation	2,480	1,054
Undistributed equity in loss of affiliates	508	2,159
Other	58	104
Changes in operating assets and liabilities before effects of business combinations:
Accounts receivable	(45,364)	21,918
Inventories	73,257	39,120
Derivative financial instruments	(160)	10,033
Prepaid expenses and other assets	668	5,220
Accounts payable and accrued liabilities	(50,981)	(95,600)
Current income taxes	5,067	(13,021)
Other	567	740
Net cash provided by operating activities	2,766	23,204

Cash flows from investing activities:
Purchases of property and equipment	(29,084)	(28,690)
Acquisition of businesses, net of cash acquired	(19,935)	-
Distributions from (investments in) unconsolidated subsidiaries	994	(3,309)
Net cash used by investing activities	(48,025)	(31,999)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	66,000	178,400
Payments of principal on long-term debt	(21,223)	(188,744)
Proceeds from short-term borrowings	1,970,026	1,568,129
Payments on short-term borrowings	(1,951,610)	(1,577,555)
Payments for repurchase of common stock	(6,005)	-
Payments of cash dividends and distributions	(18,520)	(6,077)
Change in restricted cash	8,234	12,275
Payments of loan fees	-	(4,289)
Proceeds from exercises of stock options	410	634
Net cash provided (used) by financing activities	47,312	(17,227)

Net change in cash and cash equivalents	2,053	(26,022)
Cash and cash equivalents, beginning of period	384,867	425,510
Cash and cash equivalents, end of period	$386,920	$399,488

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Six Months Ended June 30,
	2016	2015

Supplemental disclosures of cash flow
Cash paid for income taxes	$3,304	$4,552
Cash paid for interest	$20,564	$19,114

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

Consolidated Financial Statements

The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis. Interim period results are not necessarily indicative of the results to be expected for the entire year. Effective April 1, 2016, the company increased its ownership of BioProcess Algae, a joint venture formed in 2008, to 82.8% and consolidated BioProcess Algae in its consolidated financial statements beginning on that date.

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

Description of Business

Green Plains is the fourth largest ethanol producer in North America. The company operates within four business segments: (1) ethanol production, which includes the production of ethanol, distillers grains and corn oil, (2) agribusiness, which includes grain handling and storage and cattle feedlot operations, (3) marketing and distribution, which includes marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, and (4) partnership, which includes fuel storage and transportation services. The company is also a partner in a joint venture focused on developing technology to grow and harvest algae in commercially viable quantities.

Revenue Recognition

The company recognizes revenue when the following criteria are satisfied: persuasive evidence that an arrangement exists, title of product and risk of loss are transferred to the customer, price is fixed and determinable and collectability is reasonably assured.

Sales of ethanol, distillers grains, corn oil, natural gas and other commodities by the company’s marketing business are recognized when title of product and risk of loss are transferred to an external customer. Revenues related to marketing for third parties are presented on a gross basis when the company takes title of the product and assumes risk of loss. Unearned revenue is recorded for goods in transit when the company has received payment but the title has not yet been transferred to the customer. Revenues for receiving, storing, transferring and transporting ethanol and other fuels are recognized when the product is delivered to the customer.

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

A substantial portion of the partnership revenues are derived from fixed-fee commercial agreements for storage, terminal or transportation services. The partnership recognizes revenue when there is evidence an arrangement exists; risk of loss and title transfer to the customer; the price is fixed or determinable; and collectability is reasonably assured. Revenues from base storage, terminal or transportation services are recognized once these services are performed, which occurs when the product is delivered to the customer.

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

Effective January 1, 2017, the company will adopt the amended guidance in ASC 718, Compensation – Stock Compensation, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or settle. The amended guidance also will allow an employer to repurchase more of an employee’s shares than it can currently for tax withholding purposes without triggering liability accounting and make a policy election to account for forfeitures as they occur. Early application is permitted. The company is currently evaluating the impact the adoption of the amended guidance will have on the consolidated financial statements and related disclosures.

Effective January 1, 2017, the company will adopt the amended guidance in ASC 330, Inventory: Simplifying the Measurement of Inventory, which requires inventory to be measured at lower of cost or net realizable value. Net realizable value is the estimated selling prices during the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amended guidance will be applied prospectively.

Effective January 1, 2018, the company will adopt the amended guidance in ASC 606, Revenue from Contracts with Customers, which requires revenue recognition to reflect the transfer of promised goods or services to customers. The updated standard permits either the retrospective or cumulative effect transition method. Early application beginning January 1, 2017, is permitted. The company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

The partnership is a fee-based master limited partnership formed by Green Plains to provide fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership’s assets include (i) 30 ethanol storage facilities, located at or near the company’s 14 ethanol production plants, which have the ability to efficiently and effectively store and load railcars and tanker trucks with all of the ethanol produced at the company’s ethanol production plants, (ii) eight fuel terminal facilities, located near major rail lines, which enable the partnership to receive, store and deliver fuels from and to markets that seek access to renewable fuels, and (iii) transportation assets, including a leased railcar fleet of approximately  2,700 railcars, which is contracted to transport ethanol from the company’s ethanol production plants to refineries throughout the United States and international export terminals. The partnership expects to be the company’s primary downstream logistics provider to support its over one billion gallons per year ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol the company produces.

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

The following is a summary of the final purchase price of assets acquired and liabilities assumed (in thousands):

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at June 30, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total

Assets:
Cash and cash equivalents	$386,920	$-	$-	$386,920
Restricted cash	18,785	-	-	18,785
Margin deposits	24,740	-	(24,740)	-
Inventories carried at market	-	51,559	-	51,559
Unrealized gains on derivatives	10,616	24,529	3,827	38,972
Other assets	116	-	-	116
Total assets measured at fair value	$441,177	$76,088	$(20,913)	$496,352

Liabilities:
Unrealized losses on derivatives	$15,074	$27,018	$(20,913)	$21,179
Other	-	165	-	165
Total liabilities measured at fair value	$15,074	$27,183	$(20,913)	$21,344

	Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total

Assets:
Cash and cash equivalents	$384,867	$-	$-	$384,867
Restricted cash	27,018	-	-	27,018
Margin deposits	7,658	-	(7,658)	-
Inventories carried at market	-	43,936	-	43,936
Unrealized gains on derivatives	19,756	7,145	3,639	30,540
Other assets	117	-	-	117
Total assets measured at fair value	$439,416	$51,081	$(4,019)	$486,478

Liabilities:
Unrealized losses on derivatives	$4,492	$7,772	$(4,019)	$8,245
Total liabilities measured at fair value	$4,492	$7,772	$(4,019)	$8,245

The company believes the fair value of its debt was approximately $708.9 million compared with a book value of $730.7 million at June 30, 2016, and the fair value of its debt was approximately $661.8 million compared with a book value of $663.6 million at December 31, 2015. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair values of its accounts receivable and accounts payable approximated book value, which were $140.6 million and $111.5 million, respectively, at June 30, 2016, and $96.2 million and $167.0 million, respectively, at December 31, 2015.

Although the company currently does not have any recurring Level 3 financial measurements, the fair values of tangible assets and goodwill acquired and equity component of convertible debt represent Level 3 measurements which were derived using a combination of the income approach, market approach and cost approach for the specific assets or liabilities being valued.

5.  SEGMENT INFORMATION

Company management reports the financial and operating performance in the following four operating segments: (1) ethanol production, which includes the production of ethanol, distillers grains and corn oil, (2) agribusiness, which includes grain handling and storage and cattle feedlot operations, (3) marketing and distribution, which includes marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, and (4) partnership, which includes fuel storage and transportation services.

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

The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues (1):
Ethanol production:
Revenues from external customers	$65,049	$38,856	$147,532	$102,938
Intersegment revenues	450,677	426,023	791,784	793,663
Total segment revenues	515,726	464,879	939,316	896,601
Agribusiness:
Revenues from external customers	93,383	78,642	158,434	136,976
Intersegment revenues	378,757	264,934	699,098	527,718
Total segment revenues	472,140	343,576	857,532	664,694
Marketing and distribution:
Revenues from external customers	727,340	624,885	1,326,990	1,238,772
Intersegment revenues	44,313	31,883	110,854	71,258
Total segment revenues	771,653	656,768	1,437,844	1,310,030
Partnership:
Revenues from external customers	1,955	2,107	3,975	4,192
Intersegment revenues	23,538	1,338	45,306	2,649
Total segment revenues	25,493	3,445	49,281	6,841
Revenues including intersegment activity	1,785,012	1,468,668	3,283,973	2,878,166
Intersegment eliminations	(897,285)	(724,178)	(1,647,042)	(1,395,288)
Revenues as reported	$887,727	$744,490	$1,636,931	$1,482,878

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Cost of goods sold:
Ethanol production	$483,031	$410,897	$916,495	$819,230
Agribusiness	463,748	339,320	843,629	654,985
Marketing and distribution	756,276	649,253	1,421,480	1,293,478
Intersegment eliminations	(893,531)	(722,875)	(1,647,392)	(1,398,669)
	$809,524	$676,595	$1,534,212	$1,369,024

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating income (loss):
Ethanol production	$10,555	$34,192	$(22,696)	$37,612
Agribusiness	5,560	2,258	8,788	5,468
Marketing and distribution	10,626	3,453	8,656	7,858
Partnership	14,803	(5,284)	27,874	(10,432)
Intersegment eliminations	(3,754)	(1,303)	350	3,381
Corporate activities	(10,381)	(8,914)	(18,209)	(15,381)
	$27,409	$24,402	$4,763	$28,506

The following table sets forth third-party revenues by product line (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues:
Ethanol	$572,394	$469,017	$1,071,445	$913,223
Distillers grains	115,507	130,334	227,724	241,166
Corn oil	41,009	19,617	61,883	38,698
Grain	64,742	53,716	115,797	152,638
Cattle	75,178	66,293	131,411	111,544
Service revenues	1,955	2,107	3,975	4,192
Other	16,942	3,406	24,696	21,417
	$887,727	$744,490	$1,636,931	$1,482,878

The following table sets forth total assets by operating segment (in thousands):

	June 30,	December 31,
	2016	2015

Total assets (1):
Ethanol production	$967,894	$1,002,270
Agribusiness	282,539	300,364
Marketing and distribution	267,025	230,651
Partnership	65,842	81,430
Corporate assets	324,548	314,068
Intersegment eliminations	(8,943)	(10,863)
	$1,898,905	$1,917,920

(1)	Asset balances by segment exclude intercompany payable and receivable balances.

6.  INVENTORIES

Inventories are carried at lower of cost or market, except for commodities held for sale and fair-value hedged inventories, which are reported at market value.

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2016	2015

Finished goods	$59,278	$71,595
Commodities held for sale	40,092	43,936
Raw materials	54,094	116,673
Work-in-process	100,047	96,950
Supplies and parts	27,189	24,803
	$280,700	$353,957

7.  GOODWILL

The company did not have any changes in the carrying amount of goodwill, which was $40.9 million at June 30, 2016,  and December 31, 2015.  Goodwill of $30.3 million is attributable to the ethanol production segment and $10.6 million is attributable to the partnership segment.

8.  DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2016, the company’s consolidated balance sheet reflected unrealized losses of $4.1 million, net of tax, in accumulated other comprehensive income (loss). The company expects these losses will be reclassified in operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income, will differ as commodity prices change.

Fair Values of Derivative Instruments

The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives'				Liability Derivatives'
	Fair Value				Fair Value
	June 30,		December 31,		June 30,	December 31,
	2016		2015		2016	2015
Derivative financial instruments (1)	$14,232	(2)	$22,882	(3)	$-	$-
Accrued and other liabilities	-		-		21,179	8,245
Other liabilities	-		-		165	-
Total	$14,232		$22,882		$21,344	$8,245

(1) Derivative financial instruments as reflected on the consolidated balance sheets are net of related margin deposit assets of $24.7 million and $7.7 million at June 30, 2016 and December 31, 2015, respectively.

(2) Balance at June 30, 2016 includes $18.1 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

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

Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The gains or losses recognized in income and other comprehensive income related to the company’s derivative financial instruments and the line items on the consolidated financial statements where they are reported are as follows (in thousands):

Gains (Losses) on Derivative Instruments Not	Three Months Ended June 30,		Six Months Ended June 30,
Designated in a Hedging Relationship	2016	2015	2016	2015
Revenues	$10,065	$3,617	$7,271	$(166)
Cost of goods sold	(2,856)	(11,233)	(8,703)	(18,209)
Net increase (decrease) recognized in earnings before tax	$7,209	$(7,616)	$(1,432)	$(18,375)

Gains (Losses) Due to Ineffectiveness	Three Months Ended June 30,		Six Months Ended June 30,
of Cash Flow Hedges	2016	2015	2016	2015
Revenues	$(38)	$(28)	$(38)	$(59)
Cost of goods sold	(160)	494	(160)	23
Net increase (decrease) recognized in earnings before tax	$(198)	$466	$(198)	$(36)

Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
into Net Income	2016	2015	2016	2015
Revenues	$(13,470)	$(8,141)	$(13,225)	$3,708
Cost of goods sold	10,755	(7,920)	12,644	(6,278)
Net decrease recognized in earnings before tax	$(2,715)	$(16,061)	$(581)	$(2,570)

Effective Portion of Cash Flow Hedges Recognized in	Three Months Ended June 30,		Six Months Ended June 30,
Other Comprehensive Income (Loss)	2016	2015	2016	2015
Commodity Contracts	$(7,689)	$(6,578)	$(5,407)	$8,885

Gains (Losses) from Fair Value	Three Months Ended June 30,		Six Months Ended June 30,
Hedges of Inventory	2016	2015	2016	2015
Revenues (effect of change in inventory value)	$(341)	$-	$1,419	$-
Cost of goods sold (effect of change in inventory value)	13,080	(1,002)	8,182	(2,370)
Revenues (effect of fair value hedge)	341	-	(1,419)	-
Cost of goods sold (effect of fair value hedge)	(14,373)	817	(8,564)	3,900
Ineffectiveness recognized in earnings before tax	$(1,293)	$(185)	$(382)	$1,530

There were no gains or losses from discontinuing cash flow or fair value hedge treatment during the three and six months ended June 30, 2016 and 2015.

The open commodity derivative positions as of June 30, 2016, are as follows (in thousands):

June 30, 2016
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity

Futures	(22,400)				Bushels	Corn, Soybeans and Wheat
Futures	37,105	(3)			Bushels	Corn
Futures	(2,970)	(4)			Bushels	Corn
Futures	61,236				Gallons	Ethanol
Futures	(199,710)	(3)			Gallons	Ethanol
Futures	(88,270)	(3)			Pounds	Livestock
Futures	(7,273)				mmBTU	Natural Gas
Futures	(8,830)	(4)			mmBTU	Natural Gas
Futures	(144)				Barrels	Crude Oil
Futures	4,410				Gallons	Denaturant
Options	105				Bushels	Corn, Soybeans and Wheat
Options	(6,436)				Gallons	Ethanol
Options	1,446				Pounds	Livestock
Options	95				mmBTU	Natural Gas
Forwards			39,415	(4,969)	Bushels	Corn and Soybeans
Forwards			10,777	(148,298)	Gallons	Ethanol
Forwards			250	(418)	Tons	Distillers Grains
Forwards			44,425	(105,391)	Pounds	Corn Oil
Forwards (4)			-	(35,055)	Pounds	Corn Oil
Forwards			11,048	(647)	mmBTU	Natural Gas
Forwards			517	(295)	Barrels	Crude Oil

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.
(4)	Futures or non-exchange traded forwards used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net losses on energy trading contracts of $0.3 million and net gains of $3.0 million for the three and six months ended June 30, 2016, respectively, and net gains of $2.4 million and $7.7 million for the three and six months ended June 30, 2015, respectively.

9.  DEBT

The components of long-term debt are as follows (in thousands):

	June 30,	December 31,
	2016	2015

Green Plains Partners:
$100.0 million revolving credit facility	$47,000	$-
Green Plains Processing:
$345.0 million term loan	305,587	306,439
Corporate:
$120.0 million convertible notes	105,889	103,072
Other	26,616	27,135
Total long-term debt	485,092	436,646
Less: current portion of long-term debt	(6,603)	(4,507)
Long-term debt	$478,489	$432,139

Short-term notes payable and other borrowings at June 30, 2016, include working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $65.9 million, $84.5 million and $95.2 million, respectively. Short-term notes payable and other borrowings at December 31, 2015, include working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $69.7 million, $77.0 million and $80.2 million, respectively.

Effective January 1, 2016, the company adopted ASC 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which resulted in the reclassification of approximately $11.4 million from other assets to long-term debt within the balance sheet as of December 31, 2015. As of June 30, 2016, there was $10.1 million of debt issuance costs recorded as a reduction of the carrying value of the company’s long-term debt.

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

At June 30, 2016, the interest rate on this term debt was 6.50%. Scheduled principal payments are $0.9 million each quarter.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility, which was set to mature on August 26, 2016, to finance working capital up to the maximum commitment based on eligible collateral equal to the sum of percentages of eligible cash, receivables and inventories, less miscellaneous adjustments. Advances were subject to an interest rate equal to LIBOR plus 3.25% or the base rate plus 2.25%.  The credit facility also includes an accordion feature that enables the facility to be increased by up to $75.0 million with agent approval. The credit facility can also be increased by up to $50.0 million for seasonal borrowings. Total commitments outstanding cannot exceed $250.0 million. On July 27, 2016, Green Plains Grain amended its existing $125.0 million senior secured asset-based revolving credit facility. The terms of the amended credit facility included extending the maturity date to July 26, 2019 and advances are now subject to an interest rate equal to LIBOR plus 3.00% or the base rate plus 2.00%.

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

At June 30, 2016, Green Plains Trade had $10.8 million presented as restricted cash on the consolidated balance sheet, the use of which was restricted for repayment towards the outstanding loan balance.

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

Prior to April 1, 2018, the 3.25% notes are not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted to 49.0976 shares of common stock per $1,000 of principal which is equal to a conversion price of approximately $20.37 per share. The company may be obligated to increase the conversion rate in certain events, including redemption of the 3.25% notes.

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

Covenant Compliance

The company was in compliance with its debt covenants as of June 30, 2016.

Capitalized Interest

The company had $559 thousand and $917 thousand of capitalized interest during the three and six months ended June 30, 2016, respectively, and $218 thousand and $393 thousand during the three and six months ended June 30, 2015, respectively.

Restricted Net Assets

At June 30, 2016, there were approximately $692.9 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

10.  STOCK-BASED COMPENSATION

The company has an equity incentive plan that reserves 3,500,000 shares of common stock for issuance to its directors and employees. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted and deferred stock unit awards, to be granted to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date, adjusted for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis. Substantially all of the existing stock-based compensation has been equity awards.

The activity related to the exercisable stock options for the six months ended June 30, 2016, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2015	298,750	$9.81	2.4	$3,866
Granted	-	-	-	-
Exercised	(45,000)	5.99	-	525
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at June 30, 2016	253,750	$10.48	2.2	$2,236
Exercisable at June 30, 2016 (1)	253,750	$10.48	2.2	$2,236

 (1) Includes in-the-money options totaling 253,750 shares at a weighted-average exercise price of $10.48.

Option awards allow employees to exercise options through cash payment for the shares of common stock or simultaneous broker-assisted transactions in which the employee authorizes the exercise and immediate sale of the option in the open market. The company uses newly issued shares of common stock to satisfy its stock-based payment obligations.

The non-vested stock award and deferred stock unit activity for the six months ended June 30, 2016, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Non-Vested at December 31, 2015	736,728	$22.96
Granted	783,972	13.59
Forfeited	(13,853)	21.59
Vested	(368,296)	20.30
Non-Vested at June 30, 2016	1,138,551	$17.39	2.0

Green Plains Partners

Green Plains Partners has adopted the LTIP, an incentive plan intended to promote the interests of the partnership, its general partner and affiliates by providing incentive compensation based on units to employees, consultants and directors to encourage superior performance. The incentive plan reserves 2,500,000 common units for issuance in the form of options, restricted units, phantom units, distributable equivalent rights, substitute awards, unit appreciation rights, unit awards, profits interest units or other unit-based awards. The partnership measures unit-based compensation related to equity awards in its consolidated financial statements over the requisite service period on a straight-line basis.

The non-vested unit-based awards activity for the six months ended June 30, 2016, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Non-Vested at December 31, 2015	10,089	$14.93
Granted	1,251	13.80
Forfeited	(5,333)	14.93
Vested	-	-
Non-Vested at June 30, 2016 (1)	6,007	$14.69	0.0

(1) Non-vested awards at June 30, 2016 vested on July 1, 2016.

Compensation costs for stock-based and unit-based payment plans during the three and six months ended June 30, 2016, were approximately $2.4 million and $4.6 million, respectively, and $2.6 million and $4.3 million during the three and six months ended June 30, 2015. At June 30, 2016, there were $15.3 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.0 years. The potential tax benefit related to stock-based payment is approximately 38.0% of these expenses.

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

The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Basic EPS:
Net income (loss) attributable to Green Plains	$8,191	$7,792	$(15,947)	$4,474
Weighted average shares outstanding - basic	38,425	38,027	38,311	37,916
EPS - basic	$0.21	$0.20	$(0.42)	$0.12

Diluted EPS:
Net income (loss) attributable to Green Plains - diluted	$8,191	$7,792	$(15,947)	$4,474

Weighted average shares outstanding - basic	38,425	38,027	38,311	37,916
Effect of dilutive convertible debt	-	1,881	-	1,480
Effect of dilutive stock-based compensation awards	111	167	-	169
Weighted average shares outstanding - diluted	38,536	40,075	38,311	39,565

EPS - diluted	$0.21	$0.19	(0.42)	0.11

For the six months ended June 30, 2016, 109 thousand shares related to stock-based compensation awards and convertible debt were excluded from the computation of diluted EPS as the inclusion of these shares would have been antidilutive. Also excluded from the computations of diluted EPS for the three and six months ended June 30, 2016, were stock-based compensation awards totaling 265 thousand and 302 thousand shares, respectively, and 6 thousand shares for the six months ended June 30, 2015, because the exercise prices or the grant-date fair value, as applicable, of the corresponding awards were greater than the average market price of the company’s common stock during the respective periods.

12.  STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

					Accum.
					Other			Total
			Additional		Comp.			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Income	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity	Interests	Equity

Balance, December 31, 2015	45,282	$45	$577,787	$290,974	$(1,165)	7,392	$(69,811)	$797,830	$161,079	$958,909
Net income (loss)	-	-	-	(15,947)	-	-	-	(15,947)	9,116	(6,831)
Cash dividends and distributions declared	-	-	-	(9,227)	-	-	-	(9,227)	(9,293)	(18,520)
Other comprehensive loss, before reclassification	-	-	-	-	(3,314)	-	-	(3,314)	-	(3,314)
Amounts reclassified from accum. other comprehensive income	-	-	-	-	356	-	-	356	-	356
Other comprehensive loss, net of tax	-	-	-	-	(2,958)	-	-	(2,958)	-	(2,958)
Transfer of assets to Green Plains Partners LP	-	-	19,877	-	-	-	-	19,877	(19,877)	-
Consolidation of BioProcess Algae	-	-	-	-	-	-	-	-	2,807	2,807
Investment in BioProcess Algae	-	-	928	-	-	-	-	928	(928)	-
Repurchase of common stock	-	-	-	-	-	323	(6,005)	(6,005)	-	(6,005)
Stock-based compensation	643	1	2,085	-	-	-	-	2,086	22	2,108
Stock options exercised	45	-	410	-	-	-	-	410	-	410
Balance, June 30, 2016	45,970	$46	$601,087	$265,800	$(4,123)	7,715	$(75,816)	$786,994	$142,926	$929,920

Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Statements of Operations
	2016	2015	2016	2015	Classification

Gains (losses) on cash flow hedges:
Ethanol commodity derivatives	$(13,470)	$(8,141)	$(13,225)	$3,708	Revenues
Corn commodity derivatives	10,755	(7,920)	12,644	(6,278)	Cost of goods sold
Total	(2,715)	(16,061)	(581)	(2,570)	Loss before income taxes
Income tax benefit	(932)	(6,031)	(225)	(962)	Income tax benefit
Amounts reclassified from accumulated other comprehensive income (loss)	$(1,783)	$(10,030)	$(356)	$(1,608)

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

Income tax expense was $5.5 million and income tax benefit was $9.4 million for the three and six months ended June 30, 2016, respectively, compared with income tax expense of $5.2 million and $2.8 million for three and six months ended June 30, 2015, respectively. The effective tax rate, calculated as the ratio of income tax expense to income before income taxes, was approximately 29.6% and 58.0% for the three and six months ended June 30, 2016,  respectively, and 40.1% and 38.3% for the three and six months ended June 30, 2015, respectively.

The amount of unrecognized tax benefits for uncertain tax positions was $0.2 million as of June 30, 2016, and December 31, 2015. Recognition of these benefits would have a favorable impact on the company’s effective tax rate.

The 2016 effective tax rate can be affected by variances among the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.

14.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The company leases certain facilities, equipment and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease. The company incurred lease expenses of $8.7 million and $18.1 million during the three and six months ended June 30, 2016, respectively and $8.6 million and $16.9 million during the three and six months ended June 30, 2015, respectively.

Aggregate minimum lease payments under these agreements for the remainder of 2016 and in future years are as follows (in thousands):

Year Ending December 31,	Amount

2016	$15,380
2017	24,822
2018	19,235
2019	13,376
2020	10,842
Thereafter	17,881
Total	$101,536

Commodities

As of June 30, 2016, the company had contracted future purchases of grain, corn oil, natural gas, crude oil, ethanol, distillers grains and cattle, valued at approximately $445.0 million.

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

15.   RELATED PARTY TRANSACTIONS

Commercial Contracts

Three subsidiaries of the company have executed separate financing agreements for equipment with Axis Capital Inc. Gordon Glade, Vice Chairman/Founder of Axis Capital, is a member of the company’s board of directors. In March 2014, a subsidiary of the company entered into $1.4 million of new equipment financing agreements with Axis Capital with monthly payments beginning in April 2014. Balances of approximately $0.9 million and $1.0 million related to these financing arrangements were included in debt at June 30, 2016, and December 31, 2015, respectively. Payments, including principal and interest, totaled $69 thousand and $138 thousand during the three and six months ended June 30, 2016, respectively, and

$69 thousand and $138 thousand during the three and six months ended June 30, 2015, respectively. The weighted average interest rate for the financing agreements with Axis Capital was 6.8%.

Aircraft Leases

Effective January 1, 2015, the company entered into two agreements with an entity controlled by Wayne Hoovestol for the lease of two aircrafts. Mr. Hoovestol is chairman of the company’s board of directors. The company agreed to pay $9,766 per month for the combined use of up to 125 hours per year of the aircrafts. Flight time in excess of 125 hours per year will incur additional hourly charges. Payments related to these leases totaled $40 thousand and $88 thousand during the three and six months ended June 30, 2016, respectively,  and $47 thousand and $104 thousand during the three and six months ended June 30, 2015, respectively. The company had no outstanding payables related to these agreements at June 30, 2016 or December 31, 2015.

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

Overview

Green Plains is a vertically integrated ethanol producer, marketer and distributor focused on generating stable operating margins through our diversified business segments and risk management strategy. We have operations throughout the ethanol value chain, beginning upstream with our grain handling and storage operations, continuing through our ethanol, distillers grains and corn oil production operations, and ending downstream with our marketing, terminal and transportation services. We believe owning and operating assets throughout the ethanol value chain enables us to mitigate changes in commodity prices, differentiating us from companies focused only on ethanol production. We formed Green Plains Partners LP, a master limited partnership, to be our primary downstream logistics provider since its assets are the principal method of storing and delivering the ethanol we produce. The partnership completed its IPO on July 1, 2015. We own a 62.5% limited partner interest, a 2.0% general partner interest and all of the partnership’s incentive distribution rights. The public owns the remaining 35.5% limited partner interest. The partnership is consolidated in our financial statements.

Recent Developments

On June 12, 2016, we entered into an asset purchase agreement with Abengoa Bioenergy of Illinois, LLC and Abengoa Bioenergy of Indiana, LLC, to acquire two ethanol plants located in Madison, Illinois and Mount Vernon, Indiana for total consideration of approximately $200 million in cash, plus certain inventory adjustments, and the assumption of certain liabilities. The plants have a combined annual production capacity of approximately 180 million gallons of ethanol. The sellers and other affiliates have pending cases under Chapter 11 of the U.S. Bankruptcy Code, and the asset purchase agreement constitutes a stalking horse bid subject to proposed bidding procedures and receipt of higher or otherwise better bids at the proposed auction for the plants, and final approval of the U.S. Bankruptcy Court. If we are not the successful bidder at the auction, the sellers must pay a break-up fee to us equal to $2.5 million per plant plus reimbursement of expenses up to $500,000. Should we submit the winning bid in the auction, the transactions contemplated under the agreement are expected to close in the third quarter of 2016, and we will offer the plants’ transportation and storage assets to the partnership.

On June 14, 2016, we announced that we formed a 50/50 joint venture with Jefferson Gulf Coast Energy Partners, a subsidiary of Fortress Transportation and Infrastructure Investors LLC, to construct and operate an intermodal export and import fuels terminal at Jefferson’s existing Beaumont, Texas terminal. The joint venture is expected to invest approximately $55 million in its Phase I development, which will initially focus on storage and throughput capabilities for multiple grades of ethanol. The joint venture’s terminal will have direct access to multiple transportation options, including Aframax vessels, inland and coastwise barges, trucks, and unit trains with direct mainline service from the Union Pacific, BNSF and Kansas City Southern railroads. Construction of Phase I is expected to be completed in the second quarter of 2017. We will offer our interest in the joint venture to the partnership once commercial development is completed.

Results of Operations

Industry Trends and Factors Affecting our Results of Operations

In May of 2016, the EPA released its 2017 renewable fuel standard proposal, outlining the volume requirements for biofuels under the Clean Air Act. The proposal modestly increases the minimum volume requirements of ethanol to 14.8 billion gallons for the coming year. This proposal is expected to be finalized by November of 2016.

Gasoline demand increased during the second quarter as a result of lower gasoline prices and normal seasonality. Ethanol demand followed gasoline demand and also increased.  According to the EIA, during the second quarter of 2016, domestic ethanol demand averaged 918,000 barrels per day and estimated net exports averaged 51,000 barrels per day, while domestic ethanol production averaged 962,000 barrels per day. Compared with EIA-reported first quarter production of 983,000 barrels per day, domestic demand of 861,000 barrels per day and net exports of 102,000 barrels per day, which caused ethanol inventories to build, second quarter fundamentals reduced ethanol inventories. As of July 1, 2016, domestic ethanol ending stocks were 21.6 million barrels according to the EIA, 3.0% lower than April 1, 2016, and 8.6% higher than one year ago. Summer driving season, particularly in an environment of relatively inexpensive gasoline prices, is expected to increase domestic ethanol consumption over the next quarter. The number of retail stations offering E15 continued to grow during the first half of the year, reaching 275 stations as of June 30, 2016.

During the second quarter, we operated our facilities at approximately 89.8% of capacity, resulting in record ethanol production of 274.3 million gallons for the quarter, compared with 238.7 million gallons for the quarter ended June 30, 2015. The increase in production volumes and associated revenues were attributable to production at our Hereford, Texas plant, which we acquired on November 12, 2015, and our Hopewell, Virginia plant, which we acquired on October 23, 2015 and resumed ethanol production on February 8, 2016.

U.S. ethanol produced from corn continues to be the most economical source of octane and oxygenates for the world fuel supply. Ethanol futures have generally traded at a premium to RBOB since September of 2015. During the second quarter of 2016, ethanol traded at a premium to RBOB by 4 cents per gallon on average driven by its global demand. The market price of RINs associated with ethanol also increased during the quarter, providing non-obligated parties incentive to continue blending with ethanol. Corn prices fell with the USDA’s news of increased acres of corn of 94.1 million in its June 30, 2016, acreage report. The equivalent value of sugar produced from corn starch is approximately 7.3 cents per pound based on current U.S. corn costs of approximately $3.50 per bushel. Brazil, the second largest ethanol-producing country, uses sugarcane to produce ethanol. The average market price of sugar during the second quarter was 17.1 cents per pound, peaking at 21.0 cents. Global sugar prices have surged since February 2016 on forecasts of supply shortages. Given these production economics, we expect the United States will continue to be the leading supplier of ethanol in the world.

According to data from the U.S. Department of Commerce and U.S. Census Bureau Foreign Trade Statistics, year-to-date U.S. ethanol exports through May 31, 2016, was 400.7 million gallons, compared to 377.1 million gallons for the same period in 2015. The top five countries to receive U.S. exports were China, Canada, Brazil, India and South Korea, which accounted for 80% of total U.S. exports.

On July 8, 2016, China’s Ministry of Commerce issued an official notice concerning the hearing in the anti-dumping and countervailing investigations against distillers grains originating in the United States. The hearing is scheduled for August 2, 2016, in Beijing.

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

We report the financial and operating performance in the following four operating segments: (1) ethanol production, which includes the production of ethanol, distillers grains and corn oil, (2) agribusiness, which includes grain handling and storage and cattle feedlot operations, (3) marketing and distribution, which includes marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities and (4) partnership, which includes fuel storage and transportation services.

On October 23, 2015, we acquired an ethanol production facility located in Hopewell, Virginia. The dry mill ethanol plant’s production capacity is approximately 60 mmgy. We resumed ethanol production at the plant in February of 2016, and corn oil processing began operating in July of 2016.

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

We, together with our subsidiaries, own a 62.5% limited partner interest and a 2.0% general partner interest in the partnership and own all of the partnership’s incentive distribution rights, with the remaining 35.5% limited partner interest owned by public common unitholders for the three months ended June 30, 2016. We consolidate the financial results of the partnership, and record a noncontrolling interest for the economic interest in the partnership held by the public common unitholders.

Effective April 1, 2016, we increased our ownership of BioProcess Algae, a joint venture formed in 2008, to 82.8% and currently own approximately 90.0%. We consolidate the financial results of BioProcess Algae, and record a noncontrolling interest for the economic interest in the joint venture held by others.

Segment Results

The selected operating segment financial information are as follows (in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Variance	2016	2015	Variance

Revenues (1):
Ethanol production:
Revenues from external customers	$65,049	$38,856	67.4%	$147,532	$102,938	43.3%
Intersegment revenues	450,677	426,023	5.8	791,784	793,663	(0.2)
Total segment revenues	515,726	464,879	10.9	939,316	896,601	4.8
Agribusiness:
Revenues from external customers	93,383	78,642	18.7	158,434	136,976	15.7
Intersegment revenues	378,757	264,934	43.0	699,098	527,718	32.5
Total segment revenues	472,140	343,576	37.4	857,532	664,694	29.0
Marketing and distribution:
Revenues from external customers	727,340	624,885	16.4	1,326,990	1,238,772	7.1
Intersegment revenues	44,313	31,883	39.0	110,854	71,258	55.6
Total segment revenues	771,653	656,768	17.5	1,437,844	1,310,030	9.8
Partnership:
Revenues from external customers	1,955	2,107	(7.2)	3,975	4,192	(5.2)
Intersegment revenues	23,538	1,338	*	45,306	2,649	*
Total segment revenues	25,493	3,445	*	49,281	6,841	*
Revenues including intersegment activity	1,785,012	1,468,668	21.5	3,283,973	2,878,166	14.1
Intersegment eliminations	(897,285)	(724,178)	23.9	(1,647,042)	(1,395,288)	18.0
Revenues as reported	$887,727	$744,490	19.2	$1,636,931	$1,482,878	10.4

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Variance	2016	2015	Variance

Cost of goods sold:
Ethanol production	$483,031	$410,897	17.6%	$916,495	$819,230	11.9%
Agribusiness	463,748	339,320	36.7	843,629	654,985	28.8
Marketing and distribution	756,276	649,253	16.5	1,421,480	1,293,478	9.9
Intersegment eliminations	(893,531)	(722,875)	23.6	(1,647,392)	(1,398,669)	17.8
	$809,524	$676,595	19.6	$1,534,212	$1,369,024	12.1

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Variance	2016	2015	Variance

Operating income (loss):
Ethanol production	$10,555	$34,192	(69.1%)	$(22,696)	$37,612	(160.3%)
Agribusiness	5,560	2,258	146.2	8,788	5,468	60.7
Marketing and distribution	10,626	3,453	207.7	8,656	7,858	10.2
Partnership	14,803	(5,284)	*	27,874	(10,432)	*
Intersegment eliminations	(3,754)	(1,303)	188.1	350	3,381	(89.6)
Corporate activities	(10,381)	(8,914)	16.5	(18,209)	(15,381)	18.4
	$27,409	$24,402	12.3	$4,763	$28,506	(83.3)

* Percentage variance not considered meaningful.

Three Months Ended June 30, 2016, compared with the Three Months Ended June 30, 2015

Consolidated Results

Consolidated revenues increased $143.2 million for the three months ended June 30, 2016, compared with the same period in 2015. Revenues from ethanol, corn oil and grain sales increased $103.4 million, $21.4 million and $11.0 million, respectively. Ethanol revenues were affected by increased volumes sold, partially offset by lower average realized prices. Corn oil and grain revenues were impacted by an increase in volumes sold.

Operating income increased $3.0 million for the three months ended June 30, 2016, compared with the same period last year primarily due to increased margins on merchant trading activity and cattle. Interest expense remained flat for the three months ended June 30, 2016, compared with the same period in 2015. Income tax expense was $5.5 million for the three months ended June 30, 2016, compared with $5.2 million for the same period in 2015.

The following discussion provides greater detail about our second quarter segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Three Months Ended June 30,
	2016	2015	% Variance

Ethanol sold
(thousands of gallons)	274,271	238,737	14.9%
Distillers grains sold
(thousands of equivalent dried tons)	734	631	16.3
Corn oil sold
(thousands of pounds)	64,514	62,355	3.5
Corn consumed
(thousands of bushels)	95,638	84,162	13.6

Revenues in our ethanol production segment increased $50.8 million for the three months ended June 30, 2016, compared with the same period in 2015 primarily due to higher volumes produced and sold, partially offset by lower average ethanol and distillers grains prices realized. The increased volumes produced was due to the acquisition of the Hereford and Hopewell ethanol plants, which produced approximately 31.9 mmg during the three months ended June 30, 2016. Corn oil sold increased modestly for the second quarter of 2016 compared with the same period last year due to higher production levels. The average price realized for corn oil was approximately 3% lower for the second quarter of 2016, compared with the same period in 2015.

Cost of goods sold for our ethanol production segment increased $72.1 million for the three months ended June 30, 2016, compared with the same period last year due to higher production volumes and a 10% increase in average cost per bushel of corn during the three months ended June 30, 2016. As a result of the factors identified above, operating income decreased

$23.6 million for the three months ended June 30, 2016, compared with the same period in 2015. Depreciation and amortization expense for the segment was $15.2 million for the three months ended June 30, 2016, compared with $13.8 million for the same period last year.

Agribusiness Segment

Revenues in our agribusiness segment increased $128.6 million while operating income increased by $3.3 million for the three months ended June 30, 2016, compared with the same period in 2015. Grain revenues were impacted by increased volumes sold and increased average realized prices. We sold 99.0 million bushels of grain, including 95.5 million bushels to our ethanol production segment during the second quarter of 2016 compared with sales of 73.0 million bushels of grain, including 70.5 million bushels to our ethanol production segment during the same period last year. Cattle feedlot revenues increased due to a 47% increase in volumes sold during the second quarter of 2016 compared with the same quarter last year, partially offset by decreased average realized prices.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment increased $114.9 million for the three months ended June 30, 2016, compared with the same period in 2015 due to increased ethanol and corn oil revenues of $110.2 million and $20.3 million, respectively, as a result of higher volumes sold, partially offset by decreased distillers grains revenues of $22.1 million as a result of decreased average realized prices. The marketing and distribution segment sold 355.7 mmg and 299.7 mmg of ethanol for the three months ended June 30, 2016 and 2015, respectively.

Operating income increased $7.2 million for the three months ended June 30, 2016, compared with the same period in 2015 primarily due to increased margins on merchant trading activity.

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

Revenues generated by our partnership segment from the new ethanol storage and railcar commercial agreements were approximately $21.8 million for the three months ended June 30, 2016. Operating income increased $20.1 million for the three months ended June 30, 2016, compared with the same period in 2015 due to revenues related to these commercial agreements, partially offset by increased operations and maintenance expenses of $1.4 million for the three months ended June 30, 2016. Operations and maintenance expenses increased primarily due to increased railcar lease and wages expenses, partially offset by lower terminal throughput unloading fees.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $173.1 million for the three months ended June 30, 2016, compared with the same period in 2015 due to the following factors: increased ethanol sales from the ethanol production segment to the marketing and distribution segment of $44.3 million, increased corn sales from the agribusiness segment to the ethanol production segment of $112.8 million, increased corn sales from the marketing and distribution segment to the agribusiness segment of $12.5 million and increased transportation and storage fees from the partnership segment to the marketing and distribution segment of $21.8 million, partially offset by decreased distillers grains sales from the ethanol production segment to the marketing and distribution segment of $20.0 million.

Intersegment eliminations of operating income increased by $2.5 million for the three months ended June 30, 2016, compared with the same period in 2015 due primarily to a greater increase in average margins in the second quarter 2016 when compared to the same period in 2015. Ethanol is sold from the ethanol production segment to the marketing and distribution segment as it is produced and transferred into storage tanks located at each respective plant. The finished product is then sold by the marketing and distribution segment to external customers. Profit is recognized by the ethanol production segment upon sale to the marketing and distribution segment, but is eliminated from consolidated results until title to the product has been transferred to a third party.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $1.5 million for the three months ended June 30, 2016, compared with the same period in 2015 primarily due to an increase in personnel costs and the consolidation of BioProcess Algae in the corporate activities segment.

Income Taxes

We recorded income tax expense of $5.5 million for the three months ended June 30, 2016, compared with $5.2 million for the same period in 2015. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 29.6% for the three months ended June 30, 2016, compared with 40.1% for the same period in 2015. The decrease in the effective tax rate was due primarily to the impact of the noncontrolling interest in the partnership on the consolidated financial results.

Six Months Ended June 30, 2016, compared with the Six Months Ended June 30, 2015

Consolidated Results

Consolidated revenues increased $154.1 million for the six months ended June 30, 2016, compared with the same period in 2015. Revenues from ethanol, corn oil and cattle sales increased $158.2 million, $23.2 million and $19.9 million, respectively, while revenues from grain sales decreased $36.8 million. Ethanol revenues were affected by increased volumes sold, partially offset by lower average realized prices. Corn oil revenues were impacted by an increase in third-party volumes sold. Cattle revenues were impacted by higher volumes sold, partially offset by decreased average realized prices. Grain revenues were impacted by lower volumes sold.

Operating income decreased $23.7 million for the six months ended June 30, 2016, compared with the same period last year primarily due to decreased ethanol production margins. Interest expense increased $1.6 million for the six months ended June 30, 2016, compared with the same period in 2015 due to higher average debt balances outstanding, partially offset by lower borrowing costs. Income tax benefit was $9.4 million for the six months ended June 30, 2016, compared with income tax expense of $2.8 million for the same period in 2015.

The following discussion provides greater detail about our segment performance for the first six months of 2016.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Six Months Ended June 30,
	2016	2015	% Variance

Ethanol sold
(thousands of gallons)	521,226	471,230	10.6%
Distillers grains sold
(thousands of equivalent dried tons)	1,381	1,260	9.6
Corn oil sold
(thousands of pounds)	124,354	120,057	3.6
Corn consumed
(thousands of bushels)	182,169	166,209	9.6

Revenues in our ethanol production segment increased $42.7 million for the six months ended June 30, 2016, compared with the same period in 2015 primarily due to higher volumes produced and sold, partially offset by lower average ethanol and distillers grains prices realized. The increased volumes produced was due to the acquisition of the Hereford and Hopewell ethanol plants, which produced approximately 56.3 mmg during the six months ended June 30, 2016. Corn oil sold increased modestly for the six months ended June 30, 2016,  compared with the same period last year due to higher production levels. The average price realized for corn oil was approximately 12% lower for the six months ended June 30, 2016, compared with the same period in 2015.

Cost of goods sold for our ethanol production segment increased $97.3 million for the six months ended June 30, 2016, compared with the same period last year due to higher production volumes and a 6%  increase in average cost per bushel of corn during the six months ended June 30, 2016. As a result of the factors identified above, operating income decreased $60.3 million for the six months ended June 30, 2016, compared with the same period in 2015. Depreciation and amortization expense for the segment was $30.9 million for the six months ended June 30, 2016, compared with $27.5 million for the same period last year.

Agribusiness Segment

Revenues in our agribusiness segment increased $192.8 million while operating income increased by $3.3 million for the six months ended June 30, 2016, compared with the same period in 2015. Grain revenues were impacted by increased volumes sold and increased average realized prices. We sold 186.9 million bushels of grain, including 182.0 million bushels to our ethanol production segment during the six months ended June 30, 2016,  compared with sales of 143.4 million bushels of grain, including 139.0 million bushels to our ethanol production segment during the same period last year. Cattle feedlot revenues increased due to a 47% increase in volumes sold during the six months ended June 30, 2016,  compared with the same period last year, partially offset by decreased average realized prices.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment increased $127.8 million for the six months ended June 30, 2016, compared with the same period in 2015 due to increased ethanol and corn oil revenues of $173.4 million and $20.9 million, respectively, as a result of higher volumes sold, partially offset by decreased grain and distillers grains revenues of $30.8 million and $26.2 million, respectively. Grain revenues were impacted by lower volumes sold.  Distillers grains revenues were impacted by lower average realized prices. The marketing and distribution segment sold 681.8 mmg and 575.6 mmg of ethanol for the six months ended June 30, 2016 and 2015, respectively.

Operating income increased $0.8 million for the six months ended June 30, 2016, compared with the same period in 2015 primarily due to increased margins on merchant trading activity.

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

Revenues generated by our partnership segment from the new ethanol storage and railcar commercial agreements were approximately $42.0 million for the six months ended June 30, 2016. Operating income increased $38.3 million for the six months ended June 30, 2016, compared with the same period in 2015 due to revenues related to these commercial agreements, partially offset by increased operations and maintenance expenses of $3.0 million for the six months ended June 30, 2016. Operations and maintenance expenses increased primarily due to increased railcar lease and wages expenses, partially offset by lower terminal throughput unloading fees.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $251.8 million for the six months ended June 30, 2016, compared with the same period in 2015 due to the following factors: increased ethanol sales from the ethanol production segment to the marketing and distribution segment of $32.2 million, increased corn sales from the agribusiness segment to the ethanol production segment of $167.7 million, increased corn sales from the marketing and distribution segment to the agribusiness segment of $49.9 million and increased transportation and storage fees from the partnership segment to the marketing and distribution segment of $42.0 million, partially offset by decreased distillers grains sales from the ethanol production segment to the marketing and distribution segment of $31.6 million.

Intersegment eliminations of operating income increased by $3.0 million for the six months ended June 30, 2016, compared with the same period in 2015 due primarily to an increase in inventories during the first two quarters of 2016, compared with 2015. Ethanol is sold from the ethanol production segment to the marketing and distribution segment as it is produced and transferred into storage tanks located at each respective plant. The finished product is then sold by the marketing and distribution segment to external customers. Profit is recognized by the ethanol production segment upon sale to the marketing and distribution segment, but is eliminated from consolidated results until title to the product has been transferred to a third party.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $2.8 million for the six months ended June 30, 2016, compared with the same period in 2015 primarily due to an increase in personnel costs and the consolidation of BioProcess Algae in the corporate activities segment.

Income Taxes

We recorded income tax benefit of $9.4 million for the six months ended June 30, 2016, compared with income tax expense of $2.8 million for the same period in 2015. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 58.0% for the six months ended June 30, 2016, compared with 38.3% for the same period in 2015. The increase in the effective tax rate was due primarily to the impact of the noncontrolling interest in the partnership on the consolidated financial results.

EBITDA

We use EBITDA to compare the financial performance of our business segments and manage those segments. We believe EBITDA allows investors to compare our results with our peers and other companies. EBITDA should not be considered an alternative to, or more meaningful than, net income, which is prepared in accordance with GAAP. Since EBITDA calculations may vary from company to company, our computation of EBITDA may not be comparable with a similarly titled measure.

The reconciliation of net income to EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss)	$12,985	$7,792	$(6,831)	$4,474
Interest expense	10,499	10,564	21,297	19,722
Income tax expense (benefit)	5,471	5,222	(9,422)	2,775
Depreciation and amortization	18,701	16,165	36,846	32,012
EBITDA	$47,656	$39,743	$41,890	$58,983

Liquidity and Capital Resources

Our principal sources of liquidity include cash generated from operating activities and bank credit facilities. We fund our operating expenses and service debt primarily with operating cash flows. Capital resources for maintenance and growth expenditures are funded by a variety of sources, including cash generated from operating activities, borrowings under bank credit facilities, or issuance of senior notes or equity. Our ability to access capital markets for debt under reasonable terms depends on our financial condition, credit ratings and market conditions. We believe that our ability to obtain financing at reasonable rates and history of consistent cash flow from operating activities provide a solid foundation to meet our future liquidity and capital resource requirements.

On June 30, 2016,  we had $386.9 million in cash and equivalents, excluding restricted cash, consisting of $265.0 million held at our parent company and the remainder held at our subsidiaries. We also had $182.4 million available under our revolving credit agreements,  some of which were subject to restrictions or other lending conditions. Funds held by our subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At June 30, 2016,  our subsidiaries had approximately $692.9 million of net assets that were not available to us in the form of dividends, loans or advances due to restrictions contained in their credit facilities.

Net cash provided by operating activities was $2.8 million for the six months ended June 30, 2016, compared with $23.2 million for the same period in 2015. Operating activities were affected by decreased operating profits, a decrease in deferred income taxes and an increase in working capital for the six months ended June 30, 2016, primarily consisting of an increase in accounts receivable and a decrease in accounts payable, partially offset by a decrease in inventories. Net cash used by investing activities was $48.0 million for the six months ended June 30, 2016, due primarily to capital expenditures at our ethanol plants and a $20.0 million deposit related to the asset purchase agreement with Abengoa Bioenergy of Illinois, LLC and Abengoa Bioenergy of Indiana, LLC to acquire two ethanol plants.  The deposit is fully refundable if we are not the successful bidder at the auction. Net cash provided by financing activities was $47.3 million for the six months ended June 30, 2016. Effective January 1, 2016, the partnership acquired the storage and transportation assets of the Hereford and Hopewell ethanol plants and borrowed $48.0 million on its revolving credit facility and used cash on hand to fund the purchase of the assets. Additionally, Green Plains Trade, Green Plains Cattle and Green Plains Grain use revolving credit facilities to finance working capital requirements. We frequently draw from and repay these facilities which results in significant cash movements reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

We incurred capital expenditures of $26.5 million in the first six months of 2016 for various maintenance and expansion projects. Capital spending for the remainder of 2016 is expected to be approximately $25.5 million for various projects, and is expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

We have paid a quarterly cash dividend since August 2013 and anticipate declaring a cash dividend in future quarters on a regular basis. Future declarations of dividends, however, are subject to board approval and may be adjusted as our cash position, business needs or market conditions change. On May 11, 2016, our board of directors declared a quarterly cash dividend of $0.12 per share. The dividend was paid on June  17, 2016, to shareholders of record at the close of business on May 27, 2016.

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement requires us to distribute all available cash, as defined, to our partners within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. On July 20, 2016, the board of directors of the general partner of the partnership declared a cash distribution of $0.41 per unit on outstanding common and subordinated units. The distribution is payable on August 12, 2016, to unitholders of record at the close of business on August 5, 2016.

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We repurchased 323,290 shares of common stock for approximately $6.0 million under the program during the second quarter of 2016. To date, we have repurchased 514,990 shares of common stock for approximately $10.0 million under the program.

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

We were in compliance with our debt covenants at June 30, 2016. Based on our forecasts and the current margin environment, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.

Effective January 1, 2016, we adopted ASC 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which resulted in the reclassification of approximately $11.4 million from other assets to long-term debt within the balance sheet as of December 31, 2015. As of June 30, 2016, there was $10.1 million of debt issuance costs recorded as a direct reduction of the carrying value of our long-term debt.

Ethanol Production Segment

Green Plains Processing has a $345.0 million senior secured credit facility which matures in June of 2020. At June 30, 2016, the outstanding principal balance was $313.6 million and our interest rate was 6.5%.

We also have small equipment financing loans, capital leases on equipment or facilities, and other forms of debt financing.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. This facility can be increased by up to $75.0 million with agent approval and up to $50.0 million for seasonal borrowings.  Total commitments outstanding under the facility cannot exceed $250.0 million. At June 30, 2016, the outstanding principal balance was  $84.5 million on the facility and our interest rate was 5.1%. On July 27, 2016, Green Plains Grain amended its existing $125.0 million senior secured asset-based revolving credit facility. The amended facility matures on July 26, 2019.

Green Plains Cattle has a $100.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. The facility matures in October of 2017. At June 30, 2016, the outstanding principal balance was $65.9 million on the facility and our interest rate was 2.8%.

Marketing and Distribution Segment

Green Plains Trade has a $150.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. The facility matures in November of 2019. At June 30, 2016, the outstanding principal balance was $95.2 million on the facility and our interest rate was 3.1%.

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a $100.0 million secured revolving credit facility to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. This facility can be increased by up to $50.0 million without the consent of the lenders. The facility matures in July of 2020. At June 30, 2016, the outstanding principal balance was $47.0 million on the facility and our interest rate was 2.5%.

Corporate Activities

In September 2013, we issued $120.0 million of 3.25% convertible senior notes due in 2018, which are senior, unsecured obligations with interest payable on April 1 and October 1 of each year. Prior to April 1, 2018, the notes are not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted as of June 30, 2016 to 49.0976 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $20.37 per share.  We intend to repay the notes with cash for the principal, and cash or common stock for the conversion premium.

Contractual Obligations

Contractual obligations as of June 30, 2016, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term and short-term debt obligations (1)	$ 753,030	$ 250,170	$ 129,311	$ 351,908	$ 21,641
Interest and fees on debt obligations (2)	117,870	36,029	48,270	22,688	10,883
Operating lease obligations (3)	101,536	28,925	38,593	18,281	15,737
Other	7,198	1,773	1,165	2,765	1,495
Purchase obligations:
Forward grain purchase contracts (4)	309,115	298,481	6,050	2,167	2,417
Other commodity purchase contracts (5)	135,920	135,920	-	-	-
Other	121	49	70	2	-
Total contractual obligations	$ 1,424,790	$ 751,347	$ 223,459	$ 397,811	$ 52,173

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

Critical Accounting Policies and Estimates

Key accounting policies, including those relating to revenue recognition, depreciation of property and equipment, asset retirement obligations, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. Information about our critical accounting policies and estimates are included in our annual report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than the operating leases, which are entered into during the ordinary course of business and disclosed in the Contractual Obligations section above.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk.

We use various financial instruments to manage and reduce our exposure to various market risks, including changes in commodity prices and interest rates. We conduct all of our business in U.S. dollars and are not currently exposed to foreign currency risk.

Interest Rate Risk

We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or LIBOR. A 10% increase in interest rates would affect our interest cost by approximately $3.1 million per year. At June 30, 2016, we had $730.7 million in debt, $598.2 million of which had variable interest rates.

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

Ethanol Production Segment

In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. Our results are impacted when there is a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three and six months ended June 30, 2016, revenues included net losses of $3.1 million and $7.4 million, respectively, and cost of goods sold included net losses of $6.6 million and $4.8 million, respectively, associated with derivative financial instruments.

Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on June 30, 2016, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price

Ethanol	1,215,000	Gallons	$100,673
Corn	430,000	Bushels	$86,796
Distillers grains	3,400	Tons (2)	$25,569
Corn Oil	278,000	Pounds	$4,159
Natural gas	33,300	mmBTU (3)	$4,794

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $1.8 million for grain and $15.1 million for cattle at June 30, 2016. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $0.1 million for grain and $0.9 million for cattle.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations.

The following table lists the shares that were surrendered during the second quarter of 2016:

Period	Total Number of Shares Withheld for Employee Awards	Average Price Paid per Share

April 1 - April 30	-	$-
May 1 - May 31	3,282	15.83
June 1 - June 30	-	-
Total	3,282	$15.83

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

The following table lists the shares repurchased under the share repurchase program during the second quarter of 2016.

Period	Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Approximate Dollar Value of Shares that may yet be Repurchased under the Program (in thousands)

April 1 - April 30	-	$-	191,700	$95,997
May 1 - May 31	166,343	18.09	358,043	92,983
June 1 - June 30	156,947	19.04	514,990	89,993
Total	323,290	$18.55	514,990	$89,993

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description of Exhibit
2.1

Asset Purchase Agreement, dated June 12, 2016, by and among Green Plains Inc. and Abengoa Bioenergy of Illinois, LLC and Abengoa Bioenergy of Indiana, LLC (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K dated June 13, 2016)

10.1	Amendment No. 1 to Rail Transportation Services Agreement, dated September 1, 2015, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC
10.2	Clarifying Amendment to Ethanol Storage and Throughput Agreement, dated January 4, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC
10.3	Correction to Rail Transportation Services Agreement, dated May 12, 2016, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC
*10.4	Director Compensation Program effective May 11, 2016
10.5

Fifth Amendment to Credit Agreement, dated June 1, 2015, by and among Green Plains Grain Company LLC (including in its capacity as successor by merger to Green Plains Essex Inc.), Green Plains Grain Company TN LLC, BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement

10.6

Sixth Amendment to Credit Agreement, dated January 5, 2016, by and among Green Plains Grain Company LLC (including in its capacity as successor by merger to Green Plains Essex Inc.), Green Plains Grain Company TN LLC, BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement

10.7

Seventh Amendment to Credit Agreement, dated July 27, 2016, by and among Green Plains Grain Company LLC (including in its capacity as successor by merger to Green Plains Essex Inc.), Green Plains Grain Company TN LLC, BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement

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
101

The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

* Represents management compensatory contracts

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 3, 2016	GREEN PLAINS INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: August 3, 2016	By: /s/ Jerry L. Peters _ Jerry L. Peters Chief Financial Officer (Principal Financial Officer)