Form 10-Q
period 2016-09-30
Green Plains Inc.
filed 2016-11-03
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of October 31,  2016, was 38,368,478 shares.

Commonly Used Defined Terms

Green Plains Inc. and Subsidiaries:

Green Plains; the company	Green Plains Inc. and its subsidiaries
BioProcess Algae	BioProcess Algae LLC
Fleischmann’s Vinegar	Fleischmann’s Vinegar Company, Inc.
Green Plains Cattle	Green Plains Cattle Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP
Green Plains Processing	Green Plains Processing LLC and its subsidiaries
Green Plains Trade	Green Plains Trade Group LLC
SCI Ingredients	SCI Ingredients Holdings, Inc.

Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial public offering of Green Plains Partners LP
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Nasdaq	The Nasdaq Global Market
SEC	Securities and Exchange Commission

Industry Defined Terms:

Bgy	Billion gallons per year
BTU	British Thermal Units
E15	Gasoline blended with up to 15% ethanol by volume
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
Mmg	Million gallons
Mmgy	Million gallons per year
RBOB	Reformulated blendstock for oxygenate blending
RIN	Renewable identification number
U.S.	United States
USDA	U.S. Department of Agriculture
WASDE	World Agriculture Supply and Demand Estimates

GREEN PLAINS INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2016	2015

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$407,359	$384,867
Restricted cash	34,219	27,018
Accounts receivable, net of allowances of $342 and $285, respectively	132,574	96,150
Income taxes receivable	4,806	9,104
Inventories	324,287	353,957
Prepaid expenses and other	11,200	10,941
Derivative financial instruments	38,577	30,540
Total current assets	953,022	912,577
Property and equipment, net of accumulated depreciation of $397,470 and $338,558, respectively	1,139,592	922,070
Goodwill	40,877	40,877
Other assets	43,467	42,396
Total assets	$2,176,958	$1,917,920

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$129,317	$166,963
Accrued and other liabilities	46,373	32,026
Derivative financial instruments	20,831	8,245
Income taxes payable	4,096	-
Short-term notes payable and other borrowings	229,086	226,928
Current maturities of long-term debt	13,244	4,507
Total current liabilities	442,947	438,669
Long-term debt	681,182	432,139
Deferred income taxes	80,932	81,797
Other liabilities	6,358	6,406
Total liabilities	1,211,419	959,011

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,051,685 and 45,281,571 shares issued, and 38,336,695 and 37,889,871 shares outstanding, respectively	46	45
Additional paid-in capital	656,522	577,787
Retained earnings	269,135	290,974
Accumulated other comprehensive loss	(54)	(1,165)
Treasury stock, 7,714,990 and 7,391,700 shares, respectively	(75,816)	(69,811)
Total Green Plains stockholders' equity	849,833	797,830
Noncontrolling interests	115,706	161,079
Total stockholders' equity	965,539	958,909
Total liabilities and stockholders' equity	$2,176,958	$1,917,920

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues
Product revenues	$839,786	$740,634	$2,472,741	$2,219,319
Service revenues	2,066	2,163	6,042	6,356
Total revenues	841,852	742,797	2,478,783	2,225,675

Costs and expenses
Cost of goods sold	758,883	679,348	2,293,095	2,048,379
Operations and maintenance expenses	8,564	7,715	25,713	21,850
Selling, general and administrative expenses	24,264	19,280	68,225	58,473
Depreciation and amortization expenses	19,286	16,621	56,132	48,634
Total costs and expenses	810,997	722,964	2,443,165	2,177,336
Operating income	30,855	19,833	35,618	48,339

Other income (expense)
Interest income	484	319	1,263	749
Interest expense	(11,819)	(10,196)	(33,117)	(29,918)
Other, net	(1,553)	(519)	(2,050)	(2,484)
Total other expense	(12,888)	(10,396)	(33,904)	(31,653)
Income before income taxes	17,967	9,437	1,714	16,686
Income tax expense (benefit)	5,083	(604)	(4,339)	2,171
Net income	12,884	10,041	6,053	14,515
Net income attributable to noncontrolling interests	4,956	3,862	14,072	3,862
Net income (loss) attributable to Green Plains	$7,928	$6,179	$(8,019)	$10,653

Earnings per share:
Net income (loss) attributable to Green Plains - basic	$0.21	$0.16	$(0.21)	$0.28
Net income (loss) attributable to Green Plains - diluted	$0.20	$0.16	$(0.21)	$0.27
Weighted average shares outstanding:
Basic	38,282	38,066	38,301	37,966
Diluted	39,136	38,556	38,301	39,266

Cash dividend declared per share	$0.12	$0.12	$0.36	$0.28

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$12,884	$10,041	$6,053	$14,515
Other comprehensive income, net of tax:
Unrealized gains (losses) on derivatives arising during period, net of tax (expense) benefit of $(1,331), $(2,232), $762 and $(5,554), respectively	1,919	3,682	(1,395)	9,245
Reclassification of realized (gains) losses on derivatives, net of tax expense (benefit) of $(1,144), $547, $(1,369) and $(420), respectively	2,150	(903)	2,506	700
Total other comprehensive income, net of tax	4,069	2,779	1,111	9,945
Comprehensive income	16,953	12,820	7,164	24,460
Comprehensive income attributable to noncontrolling interests	4,956	3,862	14,072	3,862
Comprehensive income (loss) attributable to Green Plains	$11,997	$8,958	$(6,908)	$20,598

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$6,053	$14,515
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	56,132	48,634
Amortization of debt issuance costs and debt discount	7,588	5,756
Deferred income taxes	(16,413)	(39,645)
Stock-based compensation	4,837	3,207
Undistributed equity in loss of affiliates	2,067	2,678
Other	57	104
Changes in operating assets and liabilities before effects of business combinations:
Accounts receivable	(36,431)	(3,051)
Inventories	46,126	(8,045)
Derivative financial instruments	6,279	18,503
Prepaid expenses and other assets	(849)	6,732
Accounts payable and accrued liabilities	(23,704)	(56,636)
Current income taxes	8,089	(1,532)
Other	1,150	1,300
Net cash provided (used) by operating activities	60,981	(7,480)

Cash flows from investing activities:
Purchases of property and equipment	(35,658)	(44,464)
Acquisition of businesses, net of cash acquired	(252,488)	-
Investments in unconsolidated subsidiaries	(1,388)	(3,309)
Net cash used by investing activities	(289,534)	(47,773)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	337,000	178,400
Payments of principal on long-term debt	(40,578)	(194,819)
Proceeds from short-term borrowings	2,969,034	2,382,589
Payments on short-term borrowings	(2,967,191)	(2,391,874)
Proceeds from issuance of Green Plains Partners common units, net	-	157,422
Payments for repurchase of common stock	(6,005)	(4,003)
Payments of cash dividends and distributions	(27,837)	(10,646)
Change in restricted cash	(7,200)	13,085
Payments of loan fees	(7,810)	(5,314)
Proceeds from exercises of stock options	1,632	766
Net cash provided by financing activities	251,045	125,606

Net change in cash and cash equivalents	22,492	70,353
Cash and cash equivalents, beginning of period	384,867	425,510
Cash and cash equivalents, end of period	$407,359	$495,863

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Nine Months Ended September 30,
	2016	2015

Supplemental disclosures of cash flow
Cash paid for income taxes	$3,348	$43,347
Cash paid for interest	$24,280	$23,262

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

Description of Business

Green Plains is the third largest ethanol producer in North America. The company operates within four business segments: (1) ethanol production, which includes the production of ethanol, distillers grains and corn oil, (2) agribusiness, which includes grain handling and storage and cattle feedlot operations, (3) marketing and distribution, which includes marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, and (4) partnership, which includes fuel storage and transportation services. The company is also a partner in a joint venture focused on developing technology to grow and harvest algae in commercially viable quantities.

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

Operations and Maintenance Expenses

In the partnership segment, transportation expenses represent the primary component of operations and maintenance expenses. Transportation expenses includes railcar leases, freight and shipping of the company’s ethanol and co-products, as well as costs incurred storing ethanol at destination terminals.

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

The partnership is a fee-based master limited partnership formed by Green Plains to provide fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership’s assets currently include (i) 38 ethanol storage facilities, located at or near the company’s 17 ethanol production plants, which have the ability to efficiently and effectively store and load railcars and tanker trucks with all of the ethanol produced at the company’s ethanol production plants, (ii) eight fuel terminal facilities, located near major rail lines, which enable the partnership to receive, store and deliver fuels from and to markets that seek access to renewable fuels, and (iii) transportation assets, including a leased railcar fleet of approximately 3,100 railcars, which is contracted to transport ethanol from the company’s ethanol production plants to refineries throughout the United States and international export terminals. The partnership expects to be the company’s primary downstream logistics provider to support its approximately 1.5 Bgy ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol the company produces.

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

3.  ACQUISITIONS

Acquisition of Abengoa Ethanol Plants

On September 23, 2016, the company acquired three ethanol plants located in Madison, Illinois, Mount Vernon, Indiana, and York, Nebraska from subsidiaries of Abengoa S.A. for approximately $237.4 million for the ethanol plant assets and $15.2 million for working capital acquired or assumed, subject to certain post-closing adjustments.  These ethanol facilities have a combined annual production capacity of 236 mmgy. The company recorded $0.8 million of acquisition costs for the Abengoa ethanol plants to selling, general and administrative expenses during the three months ended September 30, 2016.

The purchase price allocation is based on the preliminary results of an independent valuation. The purchase price and purchase price allocation are preliminary until contractual post-closing working capital adjustments are finalized and the final independent valuation report is issued. The following is a summary of the preliminary purchase price of assets acquired and liabilities assumed (in thousands):

Amounts of Identifiable Assets Acquired and Liabilities Assumed
Inventory	$16,456
Accounts receivable, net	1,588
Prepaid expenses and other	457
Property and equipment, net	235,395
Other assets	60

Current liabilities	(1,403)
Total identifiable net assets	$252,553

Concurrently with the company’s acquisition of the Abengoa ethanol plants, on September 23, 2016, the partnership acquired the storage assets of the Abengoa ethanol plants from the company for $90 million in a transfer between entities under common control and entered into amendments to the related commercial agreements with Green Plains Trade.

Disclosure of pro forma combined total revenues and net income (loss) information for the acquisition of the Abengoa ethanol plants is not currently practicable because financial statements for the acquired plants are currently under audit and have not yet been provided by the sellers. The company expects to report pro forma financial information in the annual report on Form 10-K for the year ending December 31, 2016.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at September 30, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total

Assets:
Cash and cash equivalents	$407,359	$-	$-	$407,359
Restricted cash	34,219	-	-	34,219
Margin deposits	8,792	-	(8,792)	-
Inventories carried at market	-	45,199	-	45,199
Unrealized gains on derivatives	26,098	17,468	(4,989)	38,577
Other assets	116	-	-	116
Total assets measured at fair value	$476,584	$62,667	$(13,781)	$525,470

Liabilities:
Unrealized losses on derivatives	$10,938	$23,674	$(13,781)	$20,831
Other	-	15	-	15
Total liabilities measured at fair value	$10,938	$23,689	$(13,781)	$20,846

	Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total

Assets:
Cash and cash equivalents	$384,867	$-	$-	$384,867
Restricted cash	27,018	-	-	27,018
Margin deposits	7,658	-	(7,658)	-
Inventories carried at market	-	43,936	-	43,936
Unrealized gains on derivatives	19,756	7,145	3,639	30,540
Other assets	117	-	-	117
Total assets measured at fair value	$439,416	$51,081	$(4,019)	$486,478

Liabilities:
Unrealized losses on derivatives	$4,492	$7,772	$(4,019)	$8,245
Total liabilities measured at fair value	$4,492	$7,772	$(4,019)	$8,245

The company believes the fair value of its debt was approximately $913.8 million compared with a book value of $923.5 million at September 30, 2016, and the fair value of its debt was approximately $661.8 million compared with a book value of $663.6 million at December 31, 2015. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair values of its accounts receivable and accounts payable approximated book value, which were $132.6 million and $129.3 million, respectively, at September 30, 2016, and $96.2 million and $167.0 million, respectively, at December 31, 2015.

Although the company currently does not have any recurring Level 3 financial measurements, the fair values of tangible assets and goodwill acquired and the equity component of convertible debt represent Level 3 measurements which were derived using a combination of the income approach, market approach and cost approach for the specific assets or liabilities being valued.

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

Under GAAP, when transferring assets between entities under common control, the entity receiving the net assets initially recognizes the carrying amounts of the assets and liabilities at the date of transfer. The transferee’s prior period financial statements are restated for all periods its operations were part of the parent’s consolidated financial statements. On July 1, 2015, Green Plains Partners received ethanol storage and railcar assets and liabilities in a transfer between entities under common control. Effective January 1, 2016, the partnership acquired the storage and transportation assets of the Hereford and Hopewell production facilities in a transfer between entities under common control and entered into amendments to the related commercial agreements with Green Plains Trade. The transferred assets and liabilities are recognized at our historical cost and reflected retroactively in the segment information of the consolidated financial statements presented in this Form 10-Q. The assets of Green Plains Partners were previously included in the ethanol production and marketing and distribution segments. Expenses related to the ethanol storage and railcar assets, such as depreciation, amortization and railcar lease expenses, are also reflected retroactively in the following segment information. There were no revenues related to the operation of the ethanol storage and railcar assets in the partnership segment prior to their respective transfers to the partnership, when the related commercial agreements with Green Plains Trade became effective.

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

The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues (1):
Ethanol production:
Revenues from external customers	$74,892	$37,702	$222,424	$140,640
Intersegment revenues	457,549	352,215	1,249,333	1,145,879
Total segment revenues	532,441	389,917	1,471,757	1,286,519
Agribusiness:
Revenues from external customers	83,615	54,519	242,049	191,495
Intersegment revenues	359,715	255,671	1,058,813	783,388
Total segment revenues	443,330	310,190	1,300,862	974,883
Marketing and distribution:
Revenues from external customers	681,279	648,413	2,008,268	1,887,184
Intersegment revenues	54,704	21,914	165,558	93,176
Total segment revenues	735,983	670,327	2,173,826	1,980,360
Partnership:
Revenues from external customers	2,066	2,163	6,042	6,356
Intersegment revenues	24,139	19,247	69,445	21,895
Total segment revenues	26,205	21,410	75,487	28,251
Revenues including intersegment activity	1,737,959	1,391,844	5,021,932	4,270,013
Intersegment eliminations	(896,107)	(649,047)	(2,543,149)	(2,044,338)
Revenues as reported	$841,852	$742,797	$2,478,783	$2,225,675

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Cost of goods sold:
Ethanol production	$494,225	$365,348	$1,410,720	$1,184,595
Agribusiness	434,582	307,995	1,278,211	962,979
Marketing and distribution	726,323	656,934	2,147,803	1,950,327
Intersegment eliminations	(896,247)	(650,929)	(2,543,639)	(2,049,522)
	$758,883	$679,348	$2,293,095	$2,048,379

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating income (loss):
Ethanol production	$15,311	$5,528	$(7,385)	$43,139
Agribusiness	6,251	365	15,039	5,833
Marketing and distribution	5,252	9,406	13,908	17,446
Partnership	15,084	11,030	42,958	416
Intersegment eliminations	141	1,882	491	5,264
Corporate activities	(11,184)	(8,378)	(29,393)	(23,759)
	$30,855	$19,833	$35,618	$48,339

The following table sets forth third-party revenues by product line (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues:
Ethanol	$550,724	$468,005	$1,622,168	$1,381,203
Distillers grains	129,345	121,273	357,070	359,164
Corn oil	49,844	28,949	111,727	67,649
Grain	30,003	47,106	145,800	199,982
Cattle	70,012	56,904	201,423	168,381
Service revenues	2,066	2,163	6,042	6,356
Other	9,858	18,397	34,553	42,940
	$841,852	$742,797	$2,478,783	$2,225,675

The following table sets forth total assets by operating segment (in thousands):

	September 30,	December 31,
	2016	2015

Total assets (1):
Ethanol production	$1,199,374	$1,002,270
Agribusiness	271,290	300,364
Marketing and distribution	279,368	230,651
Partnership	75,541	81,430
Corporate assets	362,121	314,068
Intersegment eliminations	(10,736)	(10,863)
	$2,176,958	$1,917,920

(1)	Asset balances by segment exclude intercompany payable and receivable balances.

6.  INVENTORIES

Inventories are carried at lower of cost or market, except for commodities held for sale and fair-value hedged inventories, which are reported at market value.

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2016	2015

Finished goods	$68,654	$71,595
Commodities held for sale	35,880	43,936
Raw materials	94,080	116,673
Work-in-process	95,303	96,950
Supplies and parts	30,370	24,803
	$324,287	$353,957

7.  GOODWILL

The company did not have any changes in the carrying amount of goodwill, which was $40.9 million at September 30, 2016,  and December 31, 2015. Goodwill of $30.3 million is attributable to the ethanol production segment and $10.6 million is attributable to the partnership segment.

8.  DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2016, the company’s consolidated balance sheet reflected unrealized losses of $0.1 million, net of tax, in accumulated other comprehensive income (loss). The company expects these losses will be reclassified in operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income will differ as commodity prices change.

Fair Values of Derivative Instruments

The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives'				Liability Derivatives'
	Fair Value				Fair Value
	September 30,		December 31,		September 30,	December 31,
	2016		2015		2016	2015
Derivative financial instruments (1)	$29,785	(2)	$22,882	(3)	$-	$-
Accrued and other liabilities	-		-		20,831	8,245
Other liabilities	-		-		15	-
Total	$29,785		$22,882		$20,846	$8,245

(1) Derivative financial instruments as reflected on the consolidated balance sheets are net of related margin deposit assets of $8.8 million and $7.7 million at September 30, 2016 and December 31, 2015, respectively.

(2) Balance at September 30, 2016 includes $4.2 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

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

Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The gains or losses recognized in income and other comprehensive income related to the company’s derivative financial instruments and the line items on the consolidated financial statements where they are reported are as follows (in thousands):

Gains (Losses) on Derivative Instruments Not	Three Months Ended September 30,		Nine Months Ended September 30,
Designated in a Hedging Relationship	2016	2015	2016	2015
Revenues	$(1,084)	$(9,431)	$6,187	$(9,597)
Cost of goods sold	(39)	20,992	(8,740)	2,783
Net increase (decrease) recognized in earnings before tax	$(1,123)	$11,561	$(2,553)	$(6,814)

Gains (Losses) Due to Ineffectiveness	Three Months Ended September 30,		Nine Months Ended September 30,
of Cash Flow Hedges	2016	2015	2016	2015
Revenues	$34	$14	$(5)	$(45)
Cost of goods sold	96	(23)	(65)	-
Net increase (decrease) recognized in earnings before tax	$130	$(9)	$(70)	$(45)

Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
into Net Income	2016	2015	2016	2015
Revenues	$25,254	$935	$12,029	$4,643
Cost of goods sold	(28,548)	515	(15,904)	(5,763)
Net increase (decrease) recognized in earnings before tax	$(3,294)	$1,450	$(3,875)	$(1,120)

Effective Portion of Cash Flow Hedges Recognized in	Three Months Ended September 30,		Nine Months Ended September 30,
Other Comprehensive Income (Loss)	2016	2015	2016	2015
Commodity Contracts	$3,250	$5,914	$(2,157)	$14,799

Gains (Losses) from Fair Value	Three Months Ended September 30,		Nine Months Ended September 30,
Hedges of Inventory	2016	2015	2016	2015
Revenues (effect of change in inventory value)	$(40)	$-	$1,379	$-
Cost of goods sold (effect of change in inventory value)	(470)	376	7,712	(1,994)
Revenues (effect of fair value hedge)	40	-	(1,379)	-
Cost of goods sold (effect of fair value hedge)	918	842	(7,648)	4,742
Ineffectiveness recognized in earnings before tax	$448	$1,218	$64	$2,748

There were no gains or losses from discontinuing cash flow or fair value hedge treatment during the three and nine months ended September 30, 2016 and 2015.

The open commodity derivative positions as of September 30, 2016, are as follows (in thousands):

September 30, 2016
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity

Futures	(30,405)				Bushels	Corn, Soybeans and Wheat
Futures	18,905	(3)			Bushels	Corn
Futures	(7,950)	(4)			Bushels	Corn
Futures	13,986				Gallons	Ethanol
Futures	(95,760)	(3)			Gallons	Ethanol
Futures	(7,773)				mmBTU	Natural Gas
Futures	(8,730)	(4)			mmBTU	Natural Gas
Futures	(200)				Pounds	Livestock
Futures	(80,440)	(3)			Pounds	Livestock
Futures	(966)				Barrels	Crude Oil
Futures	7,560				Pounds	Soybean Oil
Futures	6,342				Gallons	Denaturant
Options	(488)				Bushels	Corn, Soybeans and Wheat
Options	(23,798)				Gallons	Ethanol
Options	(1,838)				Pounds	Livestock
Options	96				Barrels	Crude Oil
Options	56				mmBTU	Natural Gas
Options	340				Pounds	Sugar
Forwards			40,871	(1,405)	Bushels	Corn and Soybeans
Forwards			5,594	(107,750)	Gallons	Ethanol
Forwards			143	(343)	Tons	Distillers Grains
Forwards			41,648	(79,215)	Pounds	Corn Oil
Forwards (4)			-	(26,993)	Pounds	Corn Oil
Forwards			15,827	(806)	mmBTU	Natural Gas
Forwards			1,532	(614)	Barrels	Crude Oil

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.
(4)	Futures or non-exchange traded forwards used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains on energy trading contracts of $2.7 million and $5.7 million for the three and nine months ended September 30, 2016, respectively, and net gains of $2.9 million and $10.7 million for the three and nine months ended September 30, 2015, respectively.

9.  DEBT

The components of long-term debt are as follows (in thousands):

	September 30,	December 31,
	2016	2015

Green Plains Partners:
$155.0 million revolving credit facility	$132,000	$-
Green Plains Processing:
$345.0 million term loan	303,105	306,439
Corporate:
$120.0 million convertible notes due 2018	107,339	103,072
$170.0 million convertible notes due 2022	125,799	-
Other	26,183	27,135
Total long-term debt	694,426	436,646
Less: current portion of long-term debt	(13,244)	(4,507)
Long-term debt	$681,182	$432,139

Short-term notes payable and other borrowings at September 30, 2016, include working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $63.0 million, $73.0 million and $93.1 million, respectively. Short-term notes payable and other borrowings at December 31, 2015, include working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $69.7 million, $77.0 million and $80.2 million, respectively.

Effective January 1, 2016, the company adopted ASC 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which resulted in the reclassification of approximately $11.4 million from other assets to long-term debt within the balance sheet as of December 31, 2015. As of September 30, 2016, there was $13.7 million of debt issuance costs recorded as a reduction of the carrying value of the company’s long-term debt.

Ethanol Production Segment

Green Plains Processing has a $345.0 million senior secured credit facility, which is guaranteed by the company and subsidiaries of Green Plains Processing and secured by the stock and substantially all of the assets of Green Plains Processing. The interest rate is 5.50% plus LIBOR, subject to a 1.00% floor.  The terms of the credit facility require the borrower to maintain a maximum total leverage ratio of 4.00 to 1.00 at the end of each quarter, decreasing to 3.25 to 1.00 over the life of the credit facility, and a minimum fixed charge coverage ratio of 1.25 to 1.00. Effective September 30, 2016, the maximum total leverage ratio is 3.75 to 1.00. The credit facility also has a provision requiring the company to make special quarterly payments of 50% to 75% of its available free cash flow, subject to certain limitations.

At September 30, 2016, the interest rate on this term debt was 6.50%. Scheduled principal payments are $0.9 million each quarter.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility, to finance working capital up to the maximum commitment based on eligible collateral equal to the sum of percentages of eligible cash, receivables and inventories, less miscellaneous adjustments. The credit facility was amended on July 27, 2016, extending the maturity date to July 26, 2019. Advances under the amended credit facility are subject to an interest rate equal to LIBOR plus 3.00% or the lenders’ base rate plus 2.00%. The credit facility also includes an accordion feature that enables the facility to be increased by up to $75.0 million with agent approval. The credit facility can also be increased by up to $50.0 million for seasonal borrowings. Total commitments outstanding cannot exceed $250.0 million.

Lenders receive a first priority lien on certain cash, inventory, accounts receivable and other assets owned by subsidiaries in the agribusiness segment as security on the credit facility. The terms impose affirmative and negative covenants, including maintaining minimum working capital and tangible net worth. Capital expenditures are limited to $8.0 million per year under the credit facility, plus equity contributions from the company and unused amounts from the previous year. In addition, the credit facility requires the company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 and a maximum annual leverage ratio of 6.00 to 1.00 at the end of each quarter. The credit facility also contains restrictions on distributions related to capital stock, with exceptions for distributions up to 50% of net profit before tax, subject to certain conditions.

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

Lenders receive a first priority lien on certain cash, inventory, accounts receivable, property and equipment and other assets owned by Green Plains Cattle as security on the credit facility. The terms impose affirmative and negative covenants, including maintaining working capital of $15.0 million and tangible net worth of $20.3 million for 2016 and a total debt to tangible net worth ratio of 3.50 to 1.00. Capital expenditures are limited to $3.0 million per year under the credit facility, plus unused amounts from the previous year.

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

The terms impose affirmative and negative covenants, including maintaining a fixed charge coverage ratio of 1.15 to 1.00. Capital expenditures are limited to $1.5 million per year under the credit facility. The credit facility also contains restrictions on distributions related to capital stock, with exceptions for distributions up to 50% of net income if, on a pro forma basis, (a) availability has been greater than $10.0 million for the last 30 days and (b) the borrower would be in compliance with the fixed charge coverage ratio on the distribution date.

At September 30, 2016, Green Plains Trade had $16.1 million presented as restricted cash on the consolidated balance sheet, the use of which was restricted for repayment towards the outstanding loan balance.

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a $155.0 million revolving credit facility, which matures in July 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The credit facility was amended on September 16, 2016, increasing the revolving credit facility available from $100.0 million to $155.0 million. Advances under this amended credit facility are subject to a floating interest rate based on the partnership’s maximum consolidated net leverage ratio equal to (a) a base rate plus 1.25% to 2.00% or (b) a LIBOR rate plus 2.25% to 3.00%.  The amended credit facility may be increased up to $100.0 million without the consent of the lenders.

The partnership’s obligations under the credit facility are secured by a first priority lien on (i) the capital stock of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, such as investment property, general intangibles and contract rights, including rights under agreements with Green Plains Trade, and (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries and its personal property. The terms impose affirmative and negative covenants including restricting the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. The credit facility also requires the partnership to maintain a maximum consolidated net leverage ratio of no more than 3.50 to 1.00, and a minimum consolidated interest coverage ratio of no less than 2.75 to 1.00, each of which is calculated on a pro forma basis with respect to acquisitions and divestitures occurring during the applicable period.

Corporate Activities

In August 2016, the company issued $170.0 million of 4.125% convertible senior notes due 2022, or the 4.125% notes. The 4.125% notes are senior, unsecured obligations of the company, with interest payable on March 1 and September 1 of each year. The company may settle the 4.125% notes in cash, common stock or a combination of cash and common stock. The company intends to repay the 4.125% notes with cash for the principal and cash or common stock for the conversion premium.

 The 4.125% notes contain liability and equity components which were bifurcated and accounted for separately. The liability component of the 4.125% notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at a 9.31% effective interest rate, which was determined by considering the rate of return investors would require for comparable debt of the company without conversion rights. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 4.125% notes, resulting in the initial recognition of $40.6 million as debt discount costs recorded in additional paid-in capital. The carrying amount of the 4.125% notes will be accreted to the principal amount over the remaining term to maturity, and the company will record a corresponding amount of noncash interest expense. Additionally, the company incurred debt issuance costs of $5.7 million related to the 4.125% notes and allocated $4.3 million of debt issuance costs to the liability component of the 4.125% notes. These costs will be amortized to noncash interest expense over the six-year term of the 4.125% notes.

Prior to March 1, 2022, the 4.125% notes are not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment upon the occurrence of certain events, including when the quarterly cash dividend exceeds $0.12 per share and upon redemption of the 4.125% notes. The initial conversion rate is 35.7143 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $28.00 per share.

The company may redeem all, but not less than all, of the 4.125% notes at any time on or after September 1, 2020, if the company’s common stock equals or exceeds 140% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date the company delivers notice of the redemption. The redemption price will equal 100% of the principal plus any accrued and unpaid interest. Holders of the 4.125% notes have the option to require the company to repurchase the 4.125% notes in cash at a price equal to 100% of the principal plus accrued and unpaid interest when there is a fundamental change, such as change in control. If an event of default occurs, it could result in the 4.125% notes being declared due and payable.

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

Prior to April 1, 2018, the 3.25% notes are not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted to 49.2564 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $20.30 per share. The company may be obligated to increase the conversion rate in certain events, including redemption of the 3.25% notes.

The company may redeem all of the 3.25% notes at any time on or after October 1, 2016, if the company’s common stock equals or exceeds 140% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date the company delivers notice of the redemption. The redemption price will equal 100% of the principal plus any accrued and unpaid interest. Holders of the 3.25% notes have the option to require the company to repurchase the 3.25% notes in cash at a price equal to 100% of the principal plus accrued and unpaid interest when there is a fundamental change, such as change in control. If an event of default occurs, it could result in the 3.25% notes being declared due and payable.

Covenant Compliance

The company was in compliance with its debt covenants as of September 30, 2016.

Capitalized Interest

The company had $483 thousand and $1.4 million of capitalized interest during the three and nine months ended September 30, 2016, respectively, and $313 thousand and $707 thousand during the three and nine months ended September 30, 2015, respectively.

Restricted Net Assets

At September 30, 2016, there were approximately $624.5 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

The activity related to the exercisable stock options for the nine months ended September 30, 2016, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2015	298,750	$9.81	2.4	$3,866
Granted	-	-	-	-
Exercised	(140,000)	7.14	-	2,093
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at September 30, 2016	158,750	$12.16	3.1	$2,229
Exercisable at September 30, 2016 (1)	158,750	$12.16	3.1	$2,229

(1) Includes in-the-money options totaling 158,750 shares at a weighted-average exercise price of $12.16.

Option awards allow employees to exercise options through cash payment for the shares of common stock or simultaneous broker-assisted transactions in which the employee authorizes the exercise and immediate sale of the options in the open market. The company uses newly issued shares of common stock to satisfy its stock-based payment obligations.

The non-vested stock award and deferred stock unit activity for the nine months ended September 30, 2016, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Non-Vested at December 31, 2015	736,728	$22.96
Granted	793,463	13.73
Forfeited	(34,789)	18.94
Vested	(373,265)	20.36
Non-Vested at September 30, 2016	1,122,137	$17.42	1.8

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

The non-vested unit-based awards activity for the nine months ended September 30, 2016, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Non-Vested at December 31, 2015	10,089	$14.93
Granted	16,260	15.82
Forfeited	(5,333)	14.93
Vested	(6,007)	14.69
Non-Vested at September 30, 2016	15,009	$15.99	0.8

Compensation costs for stock-based and unit-based payment plans during the three and nine months ended September 30, 2016, were approximately $2.4 million and $7.0 million, respectively,  and $2.5 million and $6.8 million during the three and nine months ended September 30, 2015. At September 30, 2016, there was  $13.3 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 1.8 years. The potential tax benefit related to stock-based payment is approximately 38.0% of these expenses.

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

The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Basic EPS:
Net income (loss) attributable to Green Plains	$7,928	$6,179	$(8,019)	$10,653
Weighted average shares outstanding - basic	38,282	38,066	38,301	37,966
EPS - basic	$0.21	$0.16	$(0.21)	$0.28

Diluted EPS:
Net income (loss) attributable to Green Plains - diluted	$7,928	$6,179	$(8,019)	$10,653

Weighted average shares outstanding - basic	38,282	38,066	38,301	37,966
Effect of dilutive convertible debt - 3.25% notes	760	355	-	1,154
Effect of dilutive stock-based compensation awards	94	135	-	146
Weighted average shares outstanding - diluted	39,136	38,556	38,301	39,266

EPS - diluted	$0.20	$0.16	$(0.21)	$0.27

For the nine months ended September 30, 2016, 108 thousand shares related to stock-based compensation awards were excluded from the computation of diluted EPS as the inclusion of these shares would have been antidilutive.

12.  STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

					Accum.
					Other			Total
			Additional		Comp.			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Income	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity	Interests	Equity

Balance, December 31, 2015	45,282	$45	$577,787	$290,974	$(1,165)	7,392	$(69,811)	$797,830	$161,079	$958,909
Net income (loss)	-	-	-	(8,019)	-	-	-	(8,019)	14,072	6,053
Cash dividends and distributions declared	-	-	-	(13,820)	-	-	-	(13,820)	(14,017)	(27,837)
Other comprehensive loss, before reclassification	-	-	-	-	(1,395)	-	-	(1,395)	-	(1,395)
Amounts reclassified from accum. other comprehensive income	-	-	-	-	2,506	-	-	2,506	-	2,506
Other comprehensive loss, net of tax	-	-	-	-	1,111	-	-	1,111	-	1,111
Transfer of assets to Green Plains Partners LP	-	-	47,389	-	-	-	-	47,389	(47,389)	-
Consolidation of BioProcess Algae	-	-	-	-	-	-	-	-	2,807	2,807
Investment in BioProcess Algae	-	-	928	-	-	-	-	928	(928)	-
Repurchase of common stock	-	-	-	-	-	323	(6,005)	(6,005)	-	(6,005)
Issuance of 4.125% convertible notes due 2022, net of tax	-	-	24,350	-	-	-	-	24,350	-	24,350
Stock-based compensation	630	1	4,436	-	-	-	-	4,437	82	4,519
Stock options exercised	140	-	1,632	-	-	-	-	1,632	-	1,632
Balance, September 30, 2016	46,052	$46	$656,522	$269,135	$(54)	7,715	$(75,816)	$849,833	$115,706	$965,539

Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Statements of Operations
	2016	2015	2016	2015	Classification

Gains (losses) on cash flow hedges:
Ethanol commodity derivatives	$25,254	$935	$12,029	$4,643	Revenues
Corn commodity derivatives	(28,548)	515	(15,904)	(5,763)	Cost of goods sold
Total	(3,294)	1,450	(3,875)	(1,120)	Income before income taxes
Income tax expense (benefit)	(1,144)	547	(1,369)	(420)	Income tax expense (benefit)
Amounts reclassified from accumulated other comprehensive income (loss)	$(2,150)	$903	$(2,506)	$(700)

13.  INCOME TAXES

Beginning in 2016, the company records actual income tax expense or benefit during interim periods rather than on an annual effective tax rate method. Certain items are given discrete period treatment and the tax effect of those items are reported in full in the relevant interim period. Green Plains Partners is a limited partnership, which is treated as a flow-

through entity for federal income tax purposes and is not subject to federal income taxes. The partnership is subject to state income taxes in certain states. As a result, the company’s consolidated financial statements reflect a benefit or provision for income taxes on pre-tax income or loss attributable to the noncontrolling interest in the partnership.

Income tax expense was $5.1 million and income tax benefit was $4.3 million for the three and nine months ended September 30, 2016, respectively, compared with income tax benefit of $0.6 million and income tax expense of $2.2 million for three and nine months ended September 30, 2015, respectively. The variation in tax expense was due primarily to the impact of the noncontrolling interest in the partnership on the consolidated financial results.

The amount of unrecognized tax benefits for uncertain tax positions was $0.2 million as of September 30, 2016, and December 31, 2015. Recognition of these benefits would have a favorable impact on the company’s effective tax rate.

The 2016 effective tax rate can be affected by variances among the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.

14.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The company leases certain facilities, equipment and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease. The company incurred lease expenses of $9.1 million and $27.2 million during the three and nine months ended September 30, 2016, respectively and $8.0 million and $24.8 million during the three and nine months ended September 30, 2015, respectively.

Aggregate minimum lease payments under these agreements for the remainder of 2016 and in future years are as follows (in thousands):

Year Ending December 31,	Amount

2016	$8,422
2017	30,213
2018	22,065
2019	14,872
2020	12,123
Thereafter	20,497
Total	$108,192

Commodities

As of September 30, 2016, the company had contracted future purchases of grain, corn oil, natural gas, crude oil, ethanol, distillers grains and cattle, valued at approximately $383.7 million.

Legal

In November 2013, the company acquired two ethanol plants located in Fairmont, Minnesota and Wood River, Nebraska. There is ongoing litigation related to the consideration for this acquisition. On August 19, 2016, the Delaware Superior Court granted Green Plains’ motion for summary judgment and ordered that the seller’s attempt to disclaim liability for certain shortfall amounts was ineffective. Based on the court order, the company determined that previously accrued contingent liabilities of approximately $6.3 million no longer represent probable losses. These accruals were reversed as a reduction of cost of goods sold during the three months ended September 30, 2016, because the adjustment relates to a reduction in the cost of inventory purchased in the acquisitions. The court has directed the company and the seller to work together to determine the precise total of the shortfall amount due to Green Plains. The company believes the remaining amount due to Green Plains is approximately $5.5 million; however, the seller has the right to dispute the details of the calculation and appeal the underlying Superior Court order. Accordingly, the total amount Green Plains may receive is yet to be determined. The remaining amount due to the company represents a gain contingency which will not be recorded until all contingencies are resolved.

In addition to the above-described proceeding, the company is currently involved in litigation that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

15.   RELATED PARTY TRANSACTIONS

Commercial Contracts

Three subsidiaries of the company have executed separate financing agreements for equipment with Axis Capital Inc. Gordon Glade, Vice Chairman/Founder of Axis Capital, is a member of the company’s board of directors. In March 2014, a subsidiary of the company entered into $1.4 million of new equipment financing agreements with Axis Capital with monthly payments beginning in April 2014. Balances of approximately $0.9 million and $1.0 million related to these financing arrangements were included in debt at September 30, 2016, and December 31, 2015, respectively. Payments, including principal and interest, totaled $69 thousand and $207 thousand during the three and nine months ended September 30, 2016, respectively, and $69 thousand and $207 thousand during the three and nine months ended September 30, 2015, respectively. The weighted average interest rate for the financing agreements with Axis Capital was 6.8%.

Aircraft Leases

Effective January 1, 2015, the company entered into two agreements with an entity controlled by Wayne Hoovestol for the lease of two aircrafts. Mr. Hoovestol is chairman of the company’s board of directors. The company agreed to pay $9,766 per month for the combined use of up to 125 hours per year of the aircrafts. Flight time in excess of 125 hours per year will incur additional hourly charges. Payments related to these leases totaled $49 thousand and $137 thousand during the three and nine months ended September 30, 2016, respectively,  and $49 thousand and $153 thousand during the three and nine months ended September 30, 2015, respectively. The company had no outstanding payables related to these agreements at September 30, 2016 or December 31, 2015.

16.   SUBSEQUENT EVENTS

Acquisition of Fleischmann’s Vinegar Company, Inc.

On October 3, 2016, the company, through an indirect wholly-owned subsidiary, entered into a stock purchase agreement with SCI Ingredients, Stone Canyon Industries LLC and other selling shareholders to purchase all of the issued and outstanding capital stock of SCI Ingredients for $250 million in cash, subject to certain post-closing adjustments. A portion of the purchase price was used to fully repay existing debt. SCI Ingredients is the holding company of Fleischmann’s Vinegar, the world’s largest manufacturer and marketer of food-grade industrial vinegar.

The closing of the transaction occurred immediately following the execution of the purchase agreement, on October 3, 2016. The transaction was financed using $135 million of debt described under “Credit Agreement” below, with the balance paid from cash on hand.

Credit Agreement

On October 3, 2016, in order to partially fund the acquisition of Fleischmann’s Vinegar described above, certain subsidiaries of the company entered into a credit agreement with a group of lenders, consisting of a term loan and a revolving loan commitment.

The subsidiaries borrowed $130 million under the term loan. The term loan principal is scheduled to be repaid in installments of $325,000 per quarter beginning December 31, 2016 through September 30, 2022, with a final balloon payment of $122.2 million on October 3, 2022. The revolving loan commitment provides for principal borrowings of up to $15 million through October 3, 2022. The subsidiaries initially borrowed $5 million under the revolving loan commitment. Both the term loan and loans under the revolving loan commitment are subject to mandatory prepayments based on, as defined, excess cash flow, extraordinary receipts, asset dispositions and proceeds from equity and debt issuances. Voluntary term loan prepayments and mandatory term loan prepayments based on debt issuances and certain equity issuances are generally subject to prepayment fees of (i) 2.0% if prepaid on or before the first anniversary of the credit agreement or (ii) 1.0% if prepaid after the first anniversary but on or before the second anniversary of the credit agreement.

The term loan and loans under the revolving loan commitment each bear interest at a floating rate based on the consolidated total net leverage ratio for the Fleischmann’s Vinegar operations, adjusted quarterly, equal to (i) for portions of the term loan and/or revolving credit advances designated as base rate loans, the sum of the base rate plus an applicable margin of 5.0% to 6.0% and (ii) for portions of the term loan and/or revolving credit advances designated as LIBOR loans, the sum of the LIBOR rate, subject to a 1.00% floor, plus an applicable margin of 6.0% to 7.0%.  The initial interest rate on both the term loan and revolving loan was 8.0%.  The unused portion of the revolving loan commitment is also subject to a commitment fee of 0.5% per annum.

The obligations under the credit agreement are secured by a first priority lien on (i) all of the assets of Fleischmann’s Vinegar, and (ii) all of the capital stock of the parent company of Fleischmann’s Vinegar and its subsidiaries.

The credit agreement contains certain customary representations and warranties, affirmative covenants, negative covenants, financial covenants and events of default. The negative covenants include restrictions on the Fleischmann’s Vinegar operations’ ability to incur additional indebtedness, acquire and sell assets, create liens, make investments, make distributions and enter into transactions with affiliates. The financial covenants include requirements to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated total net leverage ratio for the Fleischmann’s Vinegar operations.

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

Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A– Risk Factors of this quarterly report on Form 10-Q. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition in the ethanol and other industries in which we operate, commodity market risks including those that may result from current weather conditions, financial market risks, counterparty risks, risks associated with changes to federal policy or regulation, risks related to closing and achieving anticipated results from acquisitions, risks associated with merchant trading, risks associated with the operations of a cattle-feeding business, risks associated with the joint venture to commercialize algae production and growth potential of the algal biomass industry, risks associated with the recent acquisitions of three Abengoa ethanol plants and Fleischmann’s Vinegar, and other risk factors detailed in our reports filed with the SEC. Also in relation to Green Plains Partners LP, or the partnership, additional risks include, but are not limited to, compliance with commercial contractual obligations, potential tax consequences related to our investment in the partnership and risks disclosed in the partnership’s SEC filings and associated with the operation of the partnership as a separate, publicly traded entity.

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

Recent Developments

On October 3, 2016, we acquired Fleischmann’s Vinegar, the world’s largest manufacturer and marketer of food-grade industrial vinegar, for $250 million in cash and certain post-closing adjustments. A portion of the purchase price was used to repay existing debt. The transaction was partially financed using $135 million of debt under a new credit agreement, consisting of a $130 million term loan and $5 million borrowed under a $15 million revolving credit facility.  The balance of the transaction was paid from cash on hand. This acquisition is expected to be immediately accretive to earnings.

On September 23, 2016, we acquired three ethanol plants located in Madison, Illinois, Mount Vernon, Indiana, and York, Nebraska, from subsidiaries of Abengoa S.A. for total consideration of approximately $237 million in cash, plus certain inventory adjustments. The plants have a combined annual production capacity of approximately 236 million gallons of ethanol. Concurrently, the partnership acquired the storage assets of these three ethanol production facilities from us for $90 million. The partnership used its revolving credit facility to fund the purchase of the assets. In connection with this transaction, the partnership and Green Plains amended the omnibus agreement, operational services agreement, and ethanol storage and throughput agreement.

On August 25, 2016, the partnership filed a shelf registration statement on Form S-3 with the SEC, declared effective September 2, 2016, registering an indeterminate number of debt and equity securities with a total offering price not to exceed $500,000,250. The partnership also registered 13,513,500 common units, consisting of 4,389,642 common units and 9,123,858 common units that may be issued upon conversion of subordinated units, in each case, currently held by Green Plains.

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

Results of Operations

We operated our facilities at approximately 92.5% of capacity, resulting in record ethanol production of 292.2 million gallons for the third quarter of 2016, compared with 215.6 million gallons for the same quarter last year. The increase in production volumes and associated revenues were primarily attributable to production at the Hereford, Texas plant, which was acquired on November 12, 2015; the Hopewell, Virginia plant, which was acquired on October 23, 2015, and resumed ethanol production on February 8, 2016; and the Madison, Illinois, Mount Vernon, Indiana, and York, Nebraska plants, which were acquired on September 23, 2016.

Industry Trends and Factors Affecting our Results of Operations

According to the EIA, domestic ethanol production in the third quarter of 2016 averaged 1,005,000 barrels per day,  compared with an average of 962,000 barrels per day during the third quarter of last year. The blend rate of ethanol into the U.S. gasoline supply remained at 9.9% during the third quarter of 2016. U.S. domestic ethanol ending stocks were 20.2 million barrels as of September 30, 2016, 6.4% lower than the inventory at the beginning of the quarter.

U.S. demand for gasoline was 2.6% higher in the third quarter of 2016, compared to the same period a year ago. Higher gasoline demand for the third quarter led to a similar increase in ethanol demand. In addition, the number of retail stations offering E15 has increased since the beginning of the year. As of September 30, 2016, 355 retail stations were selling E15, up from 182 stations at December 31, 2015.

On October 12, 2016, the USDA updated its corn production estimate for the 2016-17 marketing year to 15.057 billion bushels, an 11% increase in its production forecast over the 2015-16 marketing year. The projected range for the 2016-17 marketing year’s average corn price is $2.95 to $3.55 per bushel, according to the October WASDE report. The average price of sugar increased to July 2012 levels, averaging 21 cents per pound during the third quarter due to concerns regarding the world’s sugar supply. Brazil, the second-largest ethanol producing country, uses sugarcane to produce sugar and ethanol.

As of August 31, 2016, year-to-date domestic ethanol exports were 594.3 million gallons, up 5.3% from year-to-date August 2015 volumes. According to the EIA, net U.S. ethanol exports are forecasted to be approximately 900 million gallons for 2016, up from 730 million gallons in 2015. Canada, China, Brazil, India and the Philippines accounted for approximately 80% of August year-to-date U.S. ethanol export volumes.

On September 23, 2016, China’s Ministry of Commerce issued a preliminary determination in the anti-dumping investigation against U.S. distillers grains, proposing a 33.8% tariff on imports. Year-to-date U.S. distillers grains exports were 7.6 million metric tons, of which China accounted for 26% of export volumes. China was 50% of export volumes for all of 2015. China, Mexico, Vietnam, South Korea, Turkey and Thailand accounted for approximately 70% of total U.S. distillers export volumes.

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

On September 23, 2016, we acquired three ethanol production facilities located in Madison, Illinois, Mount Vernon, Indiana, and York, Nebraska, with combined annual production capacity of 236 million gallons per year.

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

We, together with our subsidiaries, own a 62.5% limited partner interest and a 2.0% general partner interest in the partnership and own all of the partnership’s incentive distribution rights, with the remaining 35.5% limited partner interest owned by public common unitholders for the three months ended September 30, 2016. We consolidate the financial results of the partnership, and record a noncontrolling interest for the economic interest in the partnership held by the public common unitholders.

Effective April 1, 2016, we increased our ownership of BioProcess Algae, a joint venture formed in 2008, to 82.8% and currently own approximately 90.0%. Beginning April 1, 2016, we consolidate the financial results of BioProcess Algae, and record a noncontrolling interest for the economic interest in the joint venture held by others.

Segment Results

The selected operating segment financial information are as follows (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Variance	2016	2015	Variance

Revenues (1):
Ethanol production:
Revenues from external customers	$74,892	$37,702	98.6%	$222,424	$140,640	58.2%
Intersegment revenues	457,549	352,215	29.9	1,249,333	1,145,879	9.0
Total segment revenues	532,441	389,917	36.6	1,471,757	1,286,519	14.4
Agribusiness:
Revenues from external customers	83,615	54,519	53.4	242,049	191,495	26.4
Intersegment revenues	359,715	255,671	40.7	1,058,813	783,388	35.2
Total segment revenues	443,330	310,190	42.9	1,300,862	974,883	33.4
Marketing and distribution:
Revenues from external customers	681,279	648,413	5.1	2,008,268	1,887,184	6.4
Intersegment revenues	54,704	21,914	149.6	165,558	93,176	77.7
Total segment revenues	735,983	670,327	9.8	2,173,826	1,980,360	9.8
Partnership:
Revenues from external customers	2,066	2,163	(4.5)	6,042	6,356	(4.9)
Intersegment revenues	24,139	19,247	25.4	69,445	21,895	*
Total segment revenues	26,205	21,410	22.4	75,487	28,251	*
Revenues including intersegment activity	1,737,959	1,391,844	24.9	5,021,932	4,270,013	17.6
Intersegment eliminations	(896,107)	(649,047)	38.1	(2,543,149)	(2,044,338)	24.4
Revenues as reported	$841,852	$742,797	13.3	$2,478,783	$2,225,675	11.4

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Variance	2016	2015	Variance

Cost of goods sold:
Ethanol production	$494,225	$365,348	35.3%	$1,410,720	$1,184,595	19.1%
Agribusiness	434,582	307,995	41.1	1,278,211	962,979	32.7
Marketing and distribution	726,323	656,934	10.6	2,147,803	1,950,327	10.1
Intersegment eliminations	(896,247)	(650,929)	37.7	(2,543,639)	(2,049,522)	24.1
	$758,883	$679,348	11.7	$2,293,095	$2,048,379	11.9

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Variance	2016	2015	Variance

Operating income (loss):
Ethanol production	$15,311	$5,528	177.0%	$(7,385)	$43,139	(117.1%)
Agribusiness	6,251	365	*	15,039	5,833	157.8
Marketing and distribution	5,252	9,406	(44.2)	13,908	17,446	(20.3)
Partnership	15,084	11,030	36.8	42,958	416	*
Intersegment eliminations	141	1,882	(92.5)	491	5,264	(90.7)
Corporate activities	(11,184)	(8,378)	33.5	(29,393)	(23,759)	23.7
	$30,855	$19,833	55.6	$35,618	$48,339	(26.3)

* Percentage variance not considered meaningful.

Three Months Ended September 30, 2016, compared with the Three Months Ended September 30, 2015

Consolidated Results

Consolidated revenues increased $99.1 million for the three months ended September 30, 2016, compared with the same period in 2015. Revenues from ethanol, corn oil  and cattle increased $82.7 million, $20.9 million and $13.1 million, respectively, while revenues from grain decreased $17.1 million. Ethanol and cattle revenues were affected by increased volumes sold, partially offset by lower average realized prices. Corn oil revenues were impacted by an increase in volumes sold. Grain revenues were impacted by both lower volumes sold and lower average realized prices.

Operating income increased $11.0 million for the three months ended September 30, 2016, compared with the same period last year primarily due to increased margins on ethanol production and cattle. Interest expense increased $1.6 million for the three months ended September 30, 2016, compared with the same period in 2015, primarily due to higher average debt outstanding. Income tax expense was $5.1 million for the three months ended September 30, 2016, compared with income tax benefit of $0.6 million for the same period in 2015.

The following discussion provides greater detail about our third quarter segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Three Months Ended September 30,
	2016	2015	% Variance

Ethanol sold
(thousands of gallons)	292,238	215,561	35.6%
Distillers grains sold
(thousands of equivalent dried tons)	790	577	36.9
Corn oil sold
(thousands of pounds)	72,176	55,918	29.1
Corn consumed
(thousands of bushels)	102,113	75,538	35.2

Revenues in our ethanol production segment increased $142.5 million for the three months ended September 30, 2016, compared with the same period in 2015 primarily due to higher volumes of ethanol, distillers grains and corn oil produced and sold, partially offset by lower average ethanol and distillers grains prices realized. The increased volumes produced was primarily due to increased production at our existing ethanol plants and the acquisition of the Hereford and Hopewell ethanol plants, which produced approximately 34.2 mmg of ethanol during the three months ended September 30, 2016.

Cost of goods sold for our ethanol production segment increased $128.9 million for the three months ended September 30, 2016, compared with the same period last year due to higher production volumes, partially offset by lower corn prices, including hedging activity,  during the three months ended September 30, 2016. As a result of the factors identified above, operating income increased $9.8 million for the three months ended September 30, 2016, compared with the same period in 2015. Depreciation and amortization expense for the segment was $15.7 million for the three months ended September 30, 2016, compared with $13.8 million for the same period last year.

Agribusiness Segment

Revenues in our agribusiness segment increased $133.1 million while operating income increased by $5.9 million for the  three months ended September 30, 2016, compared with the same period in 2015. Grain revenues increased due to increased volumes sold, partially offset by decreased average realized prices. We sold 105.2 million bushels of grain, including 102.2 million bushels to our ethanol production segment during the third quarter of 2016 compared with sales of 63.2 million bushels of grain, including 62.4 million bushels to our ethanol production segment during the same period last year. Cattle feedlot revenues increased $13.1 million due to a 39% increase in volumes sold during the third quarter of 2016 compared with the same quarter last year, partially offset by decreased average realized prices.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment increased $65.7 million for the three months ended September 30, 2016, compared with the same period in 2015 due to increased ethanol and corn oil revenues of $67.7 million and $21.0 million, respectively, as a result of higher volumes sold, partially offset by decreased grain revenues of $14.2 million and distillers grains revenues of $6.8 million as a result of lower average realized prices. The marketing and distribution segment sold 336.0 mmg and 294.3 mmg of ethanol for the three months ended September 30, 2016 and 2015, respectively.

Operating income decreased $4.2 million for the three months ended September 30, 2016, compared with the same period in 2015 primarily due to lower margins on merchant trading activity, partially offset by increased intersegment marketing fees.

Partnership Segment

Revenues generated by our partnership segment increased $4.8 million for the three months ended September 30, 2016 compared to the same period of 2015, due to higher storage and throughput volumes and increased railcar capacity provided to Green Plains. Operating income increased $4.1 million for the three months ended September 30, 2016, compared with the same period in 2015 due to the higher revenues, partially offset by increased operations and maintenance expenses of $0.8 million for the three months ended September 30, 2016 compared to the same period of 2015 primarily due to increased railcar lease expenses.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $247.1 million for the three months ended September 30, 2016, compared with the same period in 2015 primarily due to the following factors: increased ethanol sales from the ethanol production segment to the marketing and distribution segment of $99.8 million, increased corn sales from the agribusiness segment to the ethanol production segment of $111.0 million, increased corn sales from the marketing and distribution segment to the agribusiness segment of $14.7 million, increased transportation and storage fees from the partnership segment to the marketing and distribution segment of $4.9 million, and increased corn oil sales from the ethanol production segment to the marketing and distribution segment of $4.6 million.

Intersegment eliminations of operating income increased by $1.7 million for the three months ended September 30, 2016, compared with the same period in 2015 due primarily to an increase in average margins eliminated in the third quarter 2016 when compared to the same period in 2015. Ethanol is sold from the ethanol production segment to the marketing and distribution segment as it is produced and transferred into storage tanks located at each respective plant. The finished product is then sold by the marketing and distribution segment to external customers. Profit is recognized by the ethanol production segment upon sale to the marketing and distribution segment, but is eliminated from consolidated results until title to the product has been transferred to a third party.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $2.8 million for the three months ended September 30, 2016, compared with the same period in 2015 primarily due to an increase in personnel costs and the consolidation of BioProcess Algae in the corporate activities segment.

Income Taxes

We recorded income tax expense of $5.1 million for the three months ended September 30, 2016, compared with income tax benefit of $0.6 million for the same period in 2015. The variation in tax expense was due primarily to the impact of the noncontrolling interest in the partnership on the consolidated financial results.

Nine Months Ended September 30, 2016, compared with the Nine Months Ended September 30, 2015

Consolidated Results

Consolidated revenues increased $253.1 million for the nine months ended September 30, 2016, compared with the same period in 2015. Revenues from ethanol, corn oil and cattle sales increased $241.0 million, $44.1 million and $33.0 million, respectively, while revenues from grain sales decreased $54.2 million. Ethanol and cattle revenues were affected by increased volumes sold, partially offset by lower average realized prices. Corn oil revenues were impacted by an increase in volumes sold. Grain revenues were impacted by both lower volumes sold and lower average realized prices.

Operating income decreased $12.7 million for the nine months ended September 30, 2016, compared with the same period last year primarily due to decreased ethanol production margins. Interest expense increased $3.2 million for the nine months ended September 30, 2016, compared with the same period in 2015 due to higher average debt outstanding. Income tax benefit was $4.3 million for the nine months ended September 30, 2016, compared with income tax expense of $2.2 million for the same period in 2015.

The following discussion provides greater detail about our segment performance for the first nine months of 2016.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Nine Months Ended September 30,
	2016	2015	% Variance

Ethanol sold
(thousands of gallons)	813,464	686,791	18.4%
Distillers grains sold
(thousands of equivalent dried tons)	2,170	1,837	18.1
Corn oil sold
(thousands of pounds)	196,530	175,975	11.7
Corn consumed
(thousands of bushels)	284,282	241,747	17.6

Revenues in our ethanol production segment increased $185.2 million for the nine months ended September 30, 2016, compared with the same period in 2015 primarily due to higher volumes of ethanol, distillers grains and corn oil produced and sold, partially offset by lower average prices realized for each commodity.  The increased volumes produced was primarily due to the acquisition of the Hereford and Hopewell ethanol plants, which produced approximately 90.6 mmg during the nine months ended September 30, 2016 and increased production at our existing ethanol plants.

Cost of goods sold for our ethanol production segment increased $226.1 million for the nine months ended September 30, 2016, compared with the same period last year due to higher production volumes during the nine months ended September 30, 2016. As a result of the factors identified above, operating income decreased $50.5 million for the nine months ended September 30, 2016,  compared with the same period in 2015. Depreciation and amortization expense for the segment was $46.7 million for the nine months ended September 30, 2016, compared with $41.1 million for the same period last year.

Agribusiness Segment

Revenues in our agribusiness segment increased $326.0 million and operating income increased by $9.2 million for the nine months ended September 30, 2016, compared with the same period in 2015. Grain revenues increased due to increased volumes sold, partially offset by decreased average realized prices. We sold 292.2 million bushels of grain, including 284.2 million bushels to our ethanol production segment during the nine months ended September 30, 2016,  compared with sales of 206.6 million bushels of grain, including 201.3 million bushels to our ethanol production segment during the same period last year. Cattle feedlot revenues increased $32.9 million due to a 44% increase in volumes sold during the nine months ended September 30, 2016,  compared with the same period last year, partially offset by lower average realized prices.

Marketing and Distribution Segment

Revenues in our marketing and distribution segment increased $193.5 million for the nine months ended September 30, 2016, compared with the same period in 2015 due to increased ethanol and corn oil revenues of $241.1 million and $41.9 million, respectively, as a result of higher volumes sold, partially offset by decreased grain and distillers grains revenues of $45.0 million and $32.9 million, respectively. Grain revenues were impacted by lower volumes sold and lower average realized prices.  Distillers grains revenues were impacted by lower average realized prices. The marketing and distribution segment sold 1,017.8 mmg and 870.0 mmg of ethanol for the nine months ended September 30, 2016 and 2015, respectively.

Operating income decreased $3.5 million for the nine months ended September 30, 2016, compared with the same period in 2015 primarily due to lower margins on merchant trading activity, partially offset by increased intersegment marketing fees.

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

Revenues generated by our partnership segment from the new ethanol storage and railcar commercial agreements were approximately $64.5 million for the nine months ended September 30, 2016 compared to $17.8 million for the same period of the prior year, as the new agreements were only in effect for three months of the comparable prior year period. Operating income increased $42.5 million for the nine months ended September 30, 2016,  compared with the same period in 2015 due to revenues related to these commercial agreements, partially offset by increased operations and maintenance expenses of $3.9 million for the nine months ended September 30, 2016. Operations and maintenance expenses increased primarily due to increased railcar lease and payroll expenses.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $498.8 million for the nine months ended September 30, 2016, compared with the same period in 2015 due to the following factors: increased ethanol sales from the ethanol production segment to the marketing and distribution segment of $132.0 million, increased corn sales from the agribusiness segment to the ethanol production segment of $278.8 million, increased corn sales from the marketing and distribution segment to the agribusiness segment of $64.6 million and increased transportation and storage fees from the partnership segment to the marketing and distribution segment of $50.2 million, partially offset by decreased distillers grains sales from the ethanol production segment to the marketing and distribution segment of $29.2 million.

Intersegment eliminations of operating income increased by $4.8 million for the nine months ended September 30, 2016, compared with the same period in 2015 due primarily to an increase in average margins eliminated during the first nine months of 2016, compared with 2015. Ethanol is sold from the ethanol production segment to the marketing and distribution segment as it is produced and transferred into storage tanks located at each respective plant. The finished product is then sold by the marketing and distribution segment to external customers. Profit is recognized by the ethanol production segment upon sale to the marketing and distribution segment, but is eliminated from consolidated results until title to the product has been transferred to a third party.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $5.6 million for the nine months ended September 30, 2016, compared with the same period in 2015 primarily due to an increase in personnel costs and the consolidation of BioProcess Algae in the corporate activities segment.

Income Taxes

We recorded income tax benefit of $4.3 million for the nine months ended September 30, 2016, compared with income tax expense of $2.2 million for the same period in 2015. The variation in tax expense was due primarily to the impact of the noncontrolling interest in the partnership on the consolidated financial results.

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

The reconciliation of net income to EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$12,884	$10,041	$6,053	$14,515
Interest expense	11,819	10,196	33,117	29,918
Income tax expense (benefit)	5,083	(604)	(4,339)	2,171
Depreciation and amortization	19,286	16,621	56,132	48,634
EBITDA	$49,072	$36,254	$90,963	$95,238

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

On September 30, 2016, we had $407.4 million in cash and equivalents, excluding restricted cash, consisting of $311.7 million held at our parent company and the remainder held at our subsidiaries. We also had $168.9 million available under our revolving credit agreements, some of which were subject to restrictions or other lending conditions. Funds held by our subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At September 30, 2016, our subsidiaries had approximately $624.5 million of net assets that were not available to us in the form of dividends, loans or advances due to restrictions contained in their credit facilities.

Net cash provided by operating activities was $61.0 million for the nine months ended September 30, 2016, compared with net cash used by operating activities of $7.5 million for the same period in 2015. Operating activities compared to the prior year were primarily affected by changes in working capital and higher adjustments for deferred income tax expense in the comparable period of the prior year. Working capital was relatively unchanged for the nine months ended September 30, 2016, as an increase in accounts receivable and decrease in accounts payable and accrued liabilities were offset by a decrease in inventory. Net cash used by investing activities was $289.5 million for the nine months ended September 30, 2016, due primarily to $252.6 million paid to acquire three ethanol plants and related working capital from subsidiaries of Abengoa S.A., along with capital expenditures at our existing ethanol plants.  Net cash provided by financing activities was $251.0 million for the nine months ended September 30, 2016, due primarily to our issuance of $170 million of 4.125% convertible senior notes in August 2016. In addition, the partnership has made net borrowings of $132 million during the nine months ended September 30, 2016, primarily to finance the acquisitions of the storage and transportation assets of the Hereford and Hopewell ethanol plants on January 1, 2016, and the Mount Vernon, Madison and York ethanol plants on September 23, 2016. Additionally, Green Plains Trade, Green Plains Cattle and Green Plains Grain use revolving credit facilities to finance working capital requirements. We frequently draw from and repay these facilities which results in significant cash movements reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

On October 3, 2016, we acquired Fleischmann’s Vinegar for $250 million in cash, subject to certain post-closing adjustments. A portion of the purchase price was used to fully repay existing Fleischmann’s Vinegar debt. The acquisition was partially financed using $135 million of debt, consisting of a new $130 million term loan and $5 million borrowed under a new $15 million revolving credit facility. The balance of the acquisition was paid from cash on hand.

We incurred capital expenditures of $33.8 million in the first nine months of 2016 for various maintenance and expansion projects. Capital spending for the remainder of 2016 is expected to be approximately $24.0 million for various projects, and is expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

We have paid a quarterly cash dividend since August 2013 and anticipate declaring a cash dividend in future quarters on a regular basis. Future declarations of dividends, however, are subject to board approval and may be adjusted as our liquidity, business needs or market conditions change. On August 17, 2016, our board of directors declared a quarterly cash dividend of $0.12 per share. The dividend was paid on September 16, 2016, to shareholders of record at the close of business on August 26, 2016.

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement requires us to distribute all available cash, as defined, to our partners within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. On October 20, 2016, the board of directors of the general partner of the partnership declared a cash distribution of $0.42 per unit on outstanding common and subordinated units. The distribution is payable on November 14, 2016, to unitholders of record at the close of business on November 4, 2016.

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. There were no shares repurchased under the program during the third quarter of 2016. To date, we have repurchased 514,990 shares of common stock for approximately $10.0 million under the program.

On August 25, 2016, the partnership filed a shelf registration statement on Form S-3 with the SEC, declared effective September 2, 2016, registering an indeterminate number of debt and equity securities with a total offering price not to exceed $500,000,250. The partnership also registered 13,513,500 common units, consisting of 4,389,642 common units and 9,123,858 common units that may be issued upon conversion of subordinated units, in each case, currently held by Green Plains.

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

We were in compliance with our debt covenants at September 30, 2016. Based on our forecasts and the current margin environment, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.

Effective January 1, 2016, we adopted ASC 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which resulted in the reclassification of approximately $11.4 million from other assets to long-term debt within the balance sheet as of December 31, 2015. As of September 30, 2016, there was $13.7 million of debt issuance costs recorded as a direct reduction of the carrying value of our long-term debt.

Ethanol Production Segment

Green Plains Processing has a $345.0 million senior secured credit facility which matures in June of 2020. At September 30, 2016, the outstanding principal balance was $310.6 million and our interest rate was 6.5%.

We also have small equipment financing loans, capital leases on equipment or facilities, and other forms of debt financing.

Agribusiness Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. The facility matures in July of 2019. This facility can be increased by up to $75.0 million with agent approval and up to $50.0 million for seasonal borrowings.  Total commitments outstanding under the facility cannot exceed $250.0 million. At September 30, 2016, the outstanding principal balance was $73.0 million on the facility and our interest rate was 5.0%.

Green Plains Cattle has a $100.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. The facility matures in October of 2017. At September 30, 2016, the outstanding principal balance was $63.0 million on the facility and our interest rate was 2.5%.

Marketing and Distribution Segment

Green Plains Trade has a $150.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. The facility matures in November of 2019. At September 30, 2016, the outstanding principal balance was $93.1 million on the facility and our interest rate was 3.7%.

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a $155.0 million secured revolving credit facility to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The credit facility was amended on September 16, 2016, increasing the revolving credit facility available from $100.0 million to $155.0 million. The amended facility can be increased by up to $100.0 million without the consent of the lenders. The facility matures in July of 2020. At September 30, 2016, the outstanding principal balance was $132.0 million on the facility and our interest rate was 3.3%.

Corporate Activities

In August 2016, we issued $170.0 million of 4.125% convertible senior notes due in 2022, or 4.125% notes, which are senior, unsecured obligations with interest payable on March 1 and September 1 of each year. Prior to March 1, 2022, the 4.125% notes are not convertible unless certain conditions are satisfied. The initial conversion rate is 35.7143 shares of common stock per $1,000 of principal which is equal to a conversion price of approximately $28.00 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, including when the quarterly cash dividend exceeds $0.12 per share.  We intend to repay the 4.125% notes with cash for the principal, and cash or common stock for the conversion premium.

In September 2013, we issued $120.0 million of 3.25% convertible senior notes due in 2018, or 3.25% notes, which are senior, unsecured obligations with interest payable on April 1 and October 1 of each year. Prior to April 1, 2018, the 3.25% notes are not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment upon the occurrence of certain events, including when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted as of September 30, 2016 to 49.0976 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $20.37 per share.  We intend to repay the 3.25% notes with cash for the principal, and cash or common stock for the conversion premium.

On October 3, 2016, through certain of our subsidiaries, we partially financed our acquisition of Fleischmann’s Vinegar using borrowings under a new credit agreement with a group of lenders, consisting of a term loan and a revolving loan commitment. We borrowed $130 million under the term loan. The term loan principal is scheduled to be repaid in installments of $325,000 per quarter beginning December 31, 2016 through September 30, 2022, with a final balloon payment of $122.2 million on October 3, 2022. The revolving loan commitment provides for principal borrowings of up to $15 million through October 3, 2022. We initially borrowed $5 million under the revolving loan commitment. The initial interest rate on both the term loan and revolving loan was 8.0%.

Contractual Obligations

Contractual obligations as of September 30, 2016, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term and short-term debt obligations (1)	$ 988,102	$ 242,330	$ 128,888	$ 425,457	$ 191,427
Interest and fees on debt obligations (2)	165,162	45,473	69,309	33,389	16,991
Operating lease obligations (3)	108,192	30,760	41,423	18,818	17,191
Other	7,320	2,148	926	2,713	1,533
Purchase obligations:
Forward grain purchase contracts (4)	220,392	212,248	3,977	2,000	2,167
Other commodity purchase contracts (5)	163,351	161,438	1,913	-	-
Other	118	47	70	1	-
Total contractual obligations	$ 1,652,637	$ 694,444	$ 246,506	$ 482,378	$ 229,309

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

Interest Rate Risk

We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or LIBOR. A 10% increase in interest rates would affect our interest cost by approximately $3.3 million per year. At September 30, 2016, we had $923.5 million in debt, $664.2 million of which had variable interest rates.

See Note 9 – Debt included as part of the notes to consolidated financial statements for more information about our debt.

Commodity Price Risk

Our business is highly sensitive to commodity price risk, particularly for ethanol, distillers grains, corn oil, corn and natural gas. Corn prices are affected by weather conditions, yield, changes in domestic and global supply and demand, and government programs and policies. Natural gas prices are influenced by severe weather in the summer and winter and hurricanes in the spring, summer and fall. Other factors include North American energy exploration and production, and the amount of natural gas in underground storage during injection and withdrawal seasons. Ethanol prices are sensitive to world crude oil supply and demand, the price of crude oil, gasoline and corn, the price of substitute fuels, refining capacity and utilization, government regulation and consumer demand for alternative fuels. Distillers grains prices are impacted by livestock numbers on feed, prices for feed alternatives and supply, which is associated with ethanol plant production.

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

Ethanol Production Segment

In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. Our results are impacted when there is a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three and nine months ended September 30, 2016, revenues included net gains of $24.2 million and $16.8 million, respectively, and cost of goods sold included net losses of $27.6 million and $32.4 million, respectively, associated with derivative financial instruments.

Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on September 30, 2016, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price

Ethanol	1,477,000	Gallons	$126,850
Corn	518,000	Bushels	$107,846
Distillers grains	3,900	Tons (2)	$22,969
Corn Oil	363,000	Pounds	$6,188
Natural gas	41,800	mmBTU (3)	$5,632

 (1) Estimated volumes reflect anticipated expansion of production capacity at our ethanol plants and assumes production at full capacity.

(2) Distillers grains quantities are stated on an equivalent dried ton basis.

(3) Millions of BTUs.

Agribusiness Segment

In the agribusiness segment, our inventories, physical purchase and sale contracts and derivatives are marked to market. To reduce commodity price risk caused by market fluctuations for purchase and sale commitments of grain and cattle, and grain held in inventory, we enter into exchange-traded futures and options contracts that serve as economic hedges.

The market value of exchange-traded futures and options used for hedging are highly correlated with the underlying market value of grain inventories and related purchase and sale contracts for grain and cattle. The less correlated portion of inventory and purchase and sale contract market values, known as basis, is much less volatile than the overall market value of exchange-traded futures and tends to follow historical patterns. We manage this less volatile risk by constantly monitoring our position relative to the price changes in the market. Inventory values are affected by the month-to-month spread in the futures markets. These spreads are also less volatile than the overall market value of our inventory and tend to follow historical patterns, but cannot be mitigated directly. Our accounting policy for futures and options, as well as the underlying inventory held for sale and purchase and sale contracts, is to reflect their current market values and include gains and losses in the consolidated statement of operations.

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $0.6 million for grain and $7.7 million for cattle at September 30, 2016. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $0.1 million for grain and $0.5 million for cattle.

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

Under the supervision of and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors.

Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2015,  including the risk factors discussion in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in this report, including “Cautionary Information Regarding Forward-Looking Statements,” which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should also carefully consider the discussion of risks with the partnership under the heading “Risk Factors” and other information in their annual report on Form 10-K for the year ended December 31, 2015. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. The following risk factor supplements and/or updates risk factors previously disclosed and should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

Owning and operating a food ingredients business involves numerous external factors that are outside of our control.

Our food ingredients operations involve numerous risks that could lead to increased costs or decreased demand for products, which could have an adverse effect on our results of operations and financial condition, including:

•

we use many different commodities in the production of vinegar. Commodities are subject to price volatility caused by market fluctuations, and constantly changing and potentially volatile supply and demand, which affect the cost of vinegar. Commodity price increases may result in increases in raw materials, packaging, and energy costs and operating costs. We may not be able to increase our product prices to fully offset these increased costs, and increasing prices may result in reduced sales volume, reduced margins and profitability;

•

changes in our relationships with significant customers or suppliers could adversely affect us, as the loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales and results of operations;

•	our ability to manufacture, transport and sell our products is critical to our success and any disruptions in our supply chain could have an adverse impact on our business and results of operations;
•	the food industry is highly competitive and further consolidation in the industry would likely increase competition;
•

our customers have continued to consolidate, resulting in fewer customers upon which we can rely for business.  These consolidations have produced large sophisticated customers with increased buying power and negotiating strength, which could have a negative impact on profits;

•

consumer preferences evolve over time and the success of our products depends on our ability to identify the tastes of consumers and work with manufacturers to develop products that appeal to those preferences;

•	food ingredients used in products for human consumption may be subject to product liability claims and product recalls which could negatively impact our profitability; and
•

our facilities and products are subject to many laws and regulations administered by various federal, state and local government agencies related to the processing, packaging, storage, distribution, quality and safety of food products, the health and safety of our employees and the protection of the environment.  Failure to comply with applicable laws and regulations could subject us to lawsuits, administrative penalties and civil remedies including fines, injunctions and recalls of our products.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations.

The following table lists the shares that were surrendered during the third quarter of 2016:

Period	Total Number of Shares Withheld for Employee Awards	Average Price Paid per Share

July 1 - July 31	51	$21.80
August 1 - August 31	1,079	23.10
September 1 - September 30	472	24.85
Total	1,602	$23.57

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. There were no shares repurchased under the program during the third quarter of 2016. Approximately $90.0 million of shares are remaining to be repurchased under the program.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description of Exhibit
2.1

Asset Purchase Agreement, dated September 23, 2016, by and among Green Plains Inc., Green Plains Madison LLC, Green Plains Mount Vernon LLC, Green Plains York LLC, Green Plains Holdings LLC, Green Plains Partners LP, Green Plains Operating Company LLC, Green Plains Ethanol Storage LLC and Green Plains Logistics LLC (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K dated September 26, 2016)

2.2

Amended and Restated Asset Purchase Agreement, dated August 25, 2016, by and among Green Plains Inc., Abengoa BioEnergy of Illinois, LLC and Abengoa BioEnergy of Indiana, LLC (incorporated by reference to Exhibit 2.2 to the company’s Current Report on Form 8-K dated September 26, 2016)

2.3

Amended and Restated Asset Purchase Agreement, dated August 25, 2016, by and among Green Plains Inc. and Abengoa BioEnergy Company, LLC (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K dated September 1, 2016)

4.1

Indenture relating to the 4.125% Convertible Senior Notes due 2022, dated as of August 15, 2016, between Green Plains Inc. and Wilmington Trust, National Association, including the form of Global Note attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8‑K dated August 15, 2016)

10.1

Second Amendment to the Omnibus Agreement, dated September 23, 2016, by and among Green Plains Inc., Green Plains Partners LP, Green Plains Holdings LLC and Green Plains Operating Company LLC (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated September 26, 2016)

10.2

Amendment No. 2 to Operational Services and Secondment Agreement, dated September 23, 2016, between Green Plains Inc. and Green Plains Holdings LLC (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated September 26, 2016)

10.3

Amendment No. 2 to Ethanol Storage and Throughput Agreement, dated September 23, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated September 26, 2016)

10.4

Seventh Amendment to Credit Agreement, dated July 27, 2016, by and among Green Plains Grain Company LLC (including in its capacity as successor by merger to Green Plains Essex Inc.), Green Plains Grain Company TN LLC, BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

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

Date: November 3, 2016	GREEN PLAINS INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: November 3, 2016	By: /s/ Jerry L. Peters _ Jerry L. Peters Chief Financial Officer (Principal Financial Officer)