Form 10-K
period 2016-12-31
Green Plains Inc.
filed 2017-02-22
CIK 1309402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 001-32924

Green Plains Inc.

(Exact name of registrant as specified in its charter)

Iowa	84-1652107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1811 Aksarben Drive, Omaha, NE 68106	(402) 884-8700
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐.      Accelerated filer ☒.      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the company’s voting common stock held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the second quarter), based on the last sale price of the common stock on that date of $19.72, was approximately $694.7 million. For purposes of this calculation, executive officers and directors are deemed to be affiliates of the registrant.

As of February 14, 2017, there were 38,181,626 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference in Part III herein. The company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the period covered by this report on Form 10-K.

Commonly Used Defined Terms

Green Plains Inc. and Subsidiaries:

Green Plains; the company	Green Plains Inc. and its subsidiaries
BioProcess Algae	BioProcess Algae LLC
Fleischmann’s Vinegar	Fleischmann’s Vinegar Company, Inc.
Green Plains Cattle	Green Plains Cattle Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
Green Plains Processing	Green Plains Processing LLC and its subsidiaries
Green Plains Trade	Green Plains Trade Group LLC
SCI Ingredients	SCI Ingredients Holdings, Inc.

Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial public offering of Green Plains Partners LP
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Nasdaq	The Nasdaq Global Market
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended

Industry Defined Terms:

Bgy	Billion gallons per year
BTU	British Thermal Units
CAFE	Corporate Average Fuel Economy
CARB	California Air Resources Board
CBOB	Conventional blendstock for oxygenate blending, an 84 octane sub-grade gasoline
CFTC	Commodity Futures Trading Commission
DOT	U.S. Department of Transportation
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EIA	U.S. Energy Information Administration
EISA	Energy Independence and Security Act of 2007, as amended
EPA	U.S. Environmental Protection Agency
EU	European Union
FDA	U.S. Food and Drug Administration
FSMA	Food Safety Modernization Act of 2011
ILUC	Indirect land usage charge
LCFS	Low Carbon Fuel Standard
MMBTU	Million British Thermal Units
Mmg	Million gallons
Mmgy	Million gallons per year
MTBE	Methyl tertiary-butyl ether
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
U.S.	United States
USDA	U.S. Department of Agriculture

Cautionary Statement Regarding Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so investors can better understand future prospects and make informed investment decisions. As such, forward-looking statements are included in this report or incorporated by reference to other documents filed with the SEC.

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

Factors that could cause actual results to differ from those expressed or implied are discussed in this report under “Risk Factors” or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to a number of economic conditions, including: competition in the ethanol industry and other industries in which we operate; commodity market risks, including those that may result from weather conditions; financial market risks; counterparty risks; risks associated with changes to government policy or regulation; risks related to acquisitions and achieving anticipated results; risks associated with merchant trading, cattle feeding operations, vinegar production and other factors detailed in reports filed with the SEC. Additional risks related to Green Plains Partners LP include compliance with commercial contractual obligations, potential tax consequences related to our investment in the partnership and risks disclosed in the partnership’s SEC filings associated with the operation of the partnership as a separate, publicly traded entity.

We believe our expectations regarding future events are based on reasonable assumptions; however, these assumptions may not be accurate or account for all risks and uncertainties. Consequently, forward-looking statements are not guaranteed. Actual results may vary materially from those expressed or implied in our forward-looking statements. In addition, we are not obligated and do not intend to update our forward-looking statements as a result of new information unless it is required by applicable securities laws. We caution investors not to place undue reliance on forward-looking statements, which represent management’s views as of the date of this report or documents incorporated by reference.

PART I

Item 1.  Business.

References to “we,” “us,” “our,” “Green Plains,” or the “company” refer to Green Plains Inc. and its subsidiaries.

Overview

Green Plains is an Iowa corporation, founded in June 2004 as an ethanol producer. We have grown through acquisitions of operationally efficient ethanol production facilities and adjacent commodity processing businesses. We are focused on generating stable operating margins through our diversified business segments and risk management strategy. We own and operate assets throughout the ethanol value chain: upstream, with grain handling and storage; through our ethanol production facilities; and downstream, with marketing and distribution services to mitigate commodity price volatility, which differentiates us from companies focused only on ethanol production. Our other businesses leverage our supply chain, production platform and expertise.

We formed Green Plains Partners LP, a master limited partnership, to be our primary downstream storage and logistics provider since its assets are the principal method of storing and delivering the ethanol we produce. The partnership completed its IPO on July 1, 2015. We own a 62.5% limited partner interest, a 2.0% general partner interest and all of the partnership’s incentive distribution rights. The public owns the remaining 35.5% limited partner interest. The partnership is consolidated in our financial statements.

As a result of acquisitions during the year, we implemented organizational segment changes during the fourth quarter of 2016. We now group our business activities into the following four operating segments to manage performance:

•

Ethanol Production.  Our ethanol production segment includes the production of ethanol, distillers grains and corn oil at 17 ethanol plants in Illinois, Indiana, Iowa, Michigan, Minnesota, Nebraska, Tennessee, Texas and Virginia. At capacity, we expect to process approximately 524 million bushels of corn per year and produce approximately

1.5 billion gallons of ethanol, 4.1 million tons of distillers grains and 340 million pounds of industrial grade corn oil, making us the second largest consolidated owner of ethanol plants in North America.

•

Agribusiness and Energy Services.  Our agribusiness and energy services segment includes grain procurement, with approximately 60.3 million bushels of grain storage capacity, and our commodity marketing business, which markets, sells and distributes ethanol, distillers grains and corn oil produced at our ethanol plants. We also market ethanol for a third-party producer as well as buy and sell ethanol, distillers grains, corn oil, crude oil, grain, natural gas and other commodities in various markets.

•

Food and Food Ingredients.  Our food and food ingredients segment includes a cattle feedlot operation with the capacity to support 73,000 head of cattle and grain storage capacity of approximately 2.8 million bushels, and Fleischmann’s Vinegar, one of the world’s largest producers of food-grade industrial vinegar.

•

Partnership.  Our master limited partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership’s assets include 39 ethanol storage facilities, 8 fuel terminal facilities and approximately 3,100 leased railcars.

Risk Management and Hedging Activities

Our profitability is highly dependent on commodity prices, particularly for ethanol, distillers grains, corn oil, corn, natural gas and cattle. Since market price fluctuations among these commodities are not always correlated, ethanol production or our cattle feedlot operation may be unprofitable at times. We use a variety of risk management tools and hedging strategies to monitor real-time operating price risk exposure at each of our operations to obtain favorable margins, when available, or temporarily reduce production levels during periods of compressed margins. Our multiple businesses and revenue streams also help to diversify our operations and profitability.

We use forward contracts to sell a portion of our ethanol, distillers grains, corn oil and vinegar production or buy some of the corn,  natural gas, cattle, or ethanol we need to partially offset commodity price volatility. We also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas, ethanol, cattle and other commodities. The financial impact of these activities depends on price of the commodities involved and our ability to physically receive or deliver those commodities. We do not speculate on general price movements by taking significant unhedged positions on commodities.

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

Disciplined Risk Management.  Risk management is our core competency and we use a variety of risk management tools and hedging strategies to maintain a disciplined approach. Our internally developed operating margin management system allows us to monitor commodity price risk exposure at each of our operations and lock in favorable margins or temporarily reduce production levels during periods of compressed margins.

Acquisition and Integration Capabilities.  We have the ability to acquire assets that create synergies and enhance our ability to mitigate risks. Our balance sheet allows us to be opportunistic in that process. Since inception, we built or acquired 17 ethanol plants and installed corn oil extraction technology at each of our ethanol plants to generate incremental returns. In addition, we purchased or built a grain handling and storage business, a cattle feedlot operation, a vinegar production business, and terminal and distribution facilities. Successful integration of these operations has enhanced our overall returns.

Operational Excellence.  Our operations are staffed by experienced industry personnel who share operational knowledge and expertise. We focus on making incremental operational improvements to enhance performance using real-time production data and systems to monitor our operations and optimize performance. Our operational expertise provides us a cost advantage over most of our competitors and helps us improve the operating margins of acquired facilities.

Vertical Integration.  Our vertically integrated platform reduces commodity and operational risk and increases pricing visibility in key markets. Combined, our ethanol production, agribusiness and energy services, food and food ingredients, and partnership segments provide efficiencies, which extend both within and outside the ethanol value chain.

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

•

Octane Enhancer.  Ethanol has an octane value of 113 and is the primary additive used by refiners to increase octane levels, producing regular grade gasoline from lower octane blend stocks and upgrading regular gasoline to premium grades, to improve engine performance. Refiners are producing more conventional blendstocks for oxygenate blending, or CBOB, which is an 84 octane sub-grade gasoline that requires ethanol or another octane source to meet the minimum octane requirements for the U.S. gasoline market. CBOB represented approximately 80% of total conventional gasoline sold in 2015.

•

Fuel Stock Extender.  Ethanol is a valuable blend component used by U.S. refiners to extend fuel supply. According to the EIA, ethanol comprised approximately 9.9% of the domestic gasoline supply, replacing nearly 750 million barrels of crude oil in 2016.

•

E15 Blending Waiver.  In October 2010, the EPA granted a waiver that permitted the use of E15 in model year 2001 and newer passenger vehicles, including cars, sport utility vehicles and light pickup trucks. In June 2012, the EPA approved the sale and use of E15 and in July 2012, the nation’s first retail E15 was sold. On January 24, 2017, there were 627 retail fuel stations in 28 states offering E15 to consumers.

•

Mandated Use of Renewable Fuels.  In the United States, the federal government mandates the use of renewable fuels under RFS II, which has been a driving factor in the growth of domestic ethanol usage. The EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total fuel sales. In November 2016, the EPA announced the final 2017 renewable volume obligations for conventional ethanol of 15.0 billion gallons, which is currently on hold pending final review by the incoming presidential administration.

•

Net Ethanol Exports.  Prior to 2010, the United States had a long history as a net importer of ethanol. In 2010, according to the USDA, the United States became the largest exporter of ethanol to world markets and lowest-cost producer, surpassing Brazil. According to the EIA, U.S. ethanol exports, net of imports, were approximately 1.0 billion gallons in 2016 and 730 million gallons in 2015.

In light of our industry’s environment, we intend to further develop and strengthen our business by pursuing the following growth strategies:

Grow Organically.  We continually leverage our operational expertise to identify expansion projects that maximize our production capabilities at our ethanol and vinegar plants, and cattle feedlot operations. Owning grain storage at or near our ethanol plants allows us to develop relationships with local producers and originate corn more effectively at a lower average cost. We also seek organic growth projects in adjacent businesses and downstream distribution services that take advantage of our existing assets’ locations.

Acquire Strategic Assets.  We maintain a disciplined evaluation process in pursuit of strategic assets, taking into consideration rigorous design, engineering, financial and geographic criteria, to ensure the assets will generate favorable returns. We seek acquisitions that leverage our core competencies in adjacent markets, products and services with attractive margins or more predictable revenue streams.

Conduct Safe, Reliable, Efficient Operations and Improve Operational Efficiency.  We are committed to maintaining safe, reliable and environmentally compliant operations and employ an extensive production control system at each ethanol plant to continuously monitor performance. We use the performance data to develop strategies that can be applied across our platform. In addition, we research operational processes that may enhance our efficiency by increasing yields, lowering processing cost per gallon and growing production volumes.

Recent Developments

The following is a summary of our significant developments during 2016. Additional information about these items can be found elsewhere in this report or in previous reports filed with the SEC.

Effective January 1, 2016, we sold the storage and transportation assets of the Hereford, Texas and Hopewell, Virginia ethanol production facilities to the partnership for $62.3 million. The partnership used its revolving credit facility and cash on hand to fund the purchase of the assets, which included three ethanol storage facilities that support the plants’ combined production capacity of 160 mmgy and 224 leased railcars. In connection with this transaction, Green Plains and the partnership amended the omnibus agreement, operational services agreement, and ethanol storage and throughput agreement.

Effective April 1, 2016, the company increased its ownership of BioProcess Algae to 82.8% and began consolidating the joint venture in its consolidated financial statements. Our ownership in BioProcess Algae is currently at 90.0% as of December 31, 2016. The joint venture is focused on growing algae in commercially viable quantities using feedstocks that are created as part of the ethanol production process.

On June 14, 2016, we announced the formation of a 50/50 joint venture with Jefferson Gulf Coast Energy Partners, a subsidiary of Fortress Transportation and Infrastructure Investors LLC, to construct and operate an intermodal export and import fuels terminal at Jefferson’s existing Beaumont, Texas terminal. The joint venture is expected to invest approximately $55 million in its Phase I development, which will initially focus on storage and throughput capabilities for multiple grades of ethanol. The terminal will have direct access to multiple transportation options, including Aframax vessels, inland and coastwise barges, trucks, and unit trains with direct mainline service from the Union Pacific, BNSF and Kansas City Southern railroads. Commercial development is expected to be complete during the second half of 2017, at which time we will offer our interest in the joint venture to the partnership.

On August 15, 2016, we completed a private offering of 4.125% convertible senior notes for an aggregate principal amount of $170 million that will mature on September 1, 2022. The net proceeds from the offering were used to finance subsequent acquisitions.

On August 25, 2016, the partnership filed a shelf registration statement on Form S-3 with the SEC, which was declared effective September 2, 2016, registering an indeterminate number of debt and equity securities with a total offering price not to exceed $500,000,250. The partnership also registered 13,513,500 common units, consisting of 4,389,642 common units and 9,123,858 common units that may be issued upon conversion of subordinated units, in each case, currently held by Green Plains.

On September 23, 2016, we acquired three ethanol plants located in Madison, Illinois; Mount Vernon, Indiana; and York, Nebraska, from subsidiaries of Abengoa S.A. for approximately $234.9 million in cash, plus certain working capital adjustments. The plants have combined production capacity of approximately 230 mmgy. Concurrently, the partnership acquired the ethanol storage assets related to these production facilities from us for $90 million. The partnership used its revolving credit facility to fund the purchase of the assets. In connection with this transaction, Green Plains and the partnership amended the omnibus agreement, operational services agreement, and ethanol storage and throughput agreement.

On October 3, 2016, we acquired Fleischmann’s Vinegar, one of the world’s largest producers of food-grade industrial vinegar, for $258.3 million in cash, including certain post-closing adjustments. A portion of the purchase price was used to repay existing debt. The transaction was partially financed using $135 million of debt under a new credit agreement, consisting of a $130 million term loan and $5 million borrowed under a $15 million revolving credit facility.  The balance of the transaction was paid from cash on hand.

We filed a shelf registration statement on Form S-3 with the SEC effective December 22, 2016, registering an indeterminate number of shares of common stock, warrants and debt securities.

Operating Segments

Ethanol Production Segment

Industry Overview.  Ethanol, also known as ethyl alcohol or grain alcohol, is a colorless liquid produced by fermenting carbohydrates found in a number of different types of grains, such as corn, wheat and sorghum, and other cellulosic matter found in plants. Most of the ethanol produced in the United States is made from corn because it contains large quantities of carbohydrates that convert into glucose more easily than most other kinds of biomass, can be handled efficiently and is in greater supply than other grains. According to the USDA, one bushel, or 56 pounds, of corn, produces approximately 2.8 gallons of ethanol, 15.5 pounds of distillers grains and 0.7 pounds of corn oil, on average. Outside of the Unites States, sugarcane is the primary feedstock used to produce ethanol.

Ethanol is a significant component of the biofuels industry, which includes all transportation fuels derived from renewable biological materials. Biofuels are an excellent oxygenate and source of octane. When added to petroleum-based transportation fuels, oxygenates reduce vehicle emissions. Ethanol is the most economical oxygenate and source of octanes available on the market and its production costs are competitive with gasoline.

Ethanol Plants.  We operate 17 dry mill ethanol production plants, located in nine states, that produce ethanol, distillers grains and corn oil:

Plant	Initial Operation or Acquisition Date	Technology	Plant Production Capacity (mmgy)
Atkinson, Nebraska	June 2013	Delta-T	55
Bluffton, Indiana (1)	Sept. 2008	ICM	120
Central City, Nebraska	July 2009	ICM	110
Fairmont, Minnesota	Nov. 2013	Delta-T	119
Hereford, Texas	Nov. 2015	ICM/Lurgi	100
Hopewell, Virginia (2)	Oct. 2015	Katzen	60
Lakota, Iowa	Oct. 2010	ICM/Lurgi	124
Madison, Illinois	Sept. 2016	Vogelbusch	90
Mount Vernon, Indiana	Sept. 2016	Vogelbusch	90
Obion, Tennessee (1)	Nov. 2008	ICM	120
Ord, Nebraska	July 2009	ICM	61
Otter Tail, Minnesota	Mar. 2011	Delta-T	55
Riga, Michigan	Oct. 2010	Delta-T	60
Shenandoah, Iowa (1)	Aug. 2007	ICM	75
Superior, Iowa (1)	July 2008	Delta-T	60
Wood River, Nebraska	Nov. 2013	Delta-T	121
York, Nebraska	Sept. 2016	Katzen	50
Total			1,470

(1)	We constructed these four plants; all other ethanol plants were acquired.
(2)	The Hopewell plant resumed ethanol production on February 8, 2016.

Our business is directly affected by the supply and demand for ethanol and other fuels in the markets served by our assets. Miles traveled typically increases during the spring and summer months related to vacation travel, followed closely behind the fall season due to holiday travel.

The majority of our plants are equipped with industry-leading ICM or Delta-T ethanol processing technology. Our years of experience building, acquiring and operating these technologies provides us with a deep understanding of how to effectively and efficiently manage both platforms for maximum performance.

Corn Feedstock and Ethanol Production.  Our plants use corn as feedstock in a dry mill ethanol production process. Each of our plants requires approximately 20 million to 44 million bushels of corn annually, depending on its production capacity. The price and availability of corn are subject to significant fluctuations driven by a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs, freight costs and global demand. Ethanol producers are generally unable to pass increased corn costs to customers since ethanol competes with other fuels.

Our corn supply is obtained primarily from local markets. We use cash and forward purchase contracts with grain producers and elevators to buy corn. We maintain direct relationships with local farmers, grain elevators and cooperatives, which serve as our primary sources of grain feedstock, at 14 of our ethanol plants. Most farmers in close proximity of our plants store corn in their own storage facilities. This allows us to purchase much of the corn we need directly from farmers throughout the year. At three of our ethanol plants, we contract with a third-party grain originator to supply the corn necessary for ethanol production. These contracts terminate between August 2019 and November 2023. Each of our plants is also situated on rail lines or has other logistical solutions to access corn supplies from other regions of the country should local supplies become insufficient.

Corn is received at the plant by truck or rail then weighed and unloaded into a receiving building. Grain storage facilities are used to inventory grain that is passed through a scalper to remove rocks and debris prior to processing. The corn is then transported to a hammer mill where it is ground into coarse flour and conveyed into a slurry tank for enzymatic processing. Water, heat and enzymes are added to convert the complex starch molecules into simpler carbohydrates. The slurry is heated to reduce the potential of microbial contamination and pumped into a liquefaction tank where additional enzymes are added. Next, the grain slurry is pumped into fermenters, where yeast, enzymes, and nutrients are added and the batch fermentation process is started. A beer column, within the distillation system, separates the alcohol from the spent grain mash. The alcohol is dehydrated to 200-proof alcohol and either pumped into a holding tank and blended with approximately 2% denaturant as it is pumped into finished product storage tanks, or marketed as undenatured ethanol.

Distillers Grains.  The spent grain mash is pumped from the beer column into a decanter-type centrifuge for dewatering. The water, or thin stillage, is pumped from the centrifuge into an evaporator, where it is dried into a thick syrup. The solids, or wet cake, that exit the centrifuge are conveyed to the dryer system and dried at varying temperatures to produce distillers grains. Syrup may be reapplied to the wet cake prior to drying to provide additional nutrients. Distillers grains, the principal co-product of the ethanol production process, are used as high-protein, high-energy animal feed and marketed to the dairy, beef, swine and poultry industries.

We can produce three forms of distillers grains, depending on the number of times the solids are passed through the dryer system:

•	wet distillers grains, which contain approximately 65% to 70% moisture, have a shelf life of approximately three days and is therefore sold to dairies or feedlots within the immediate vicinity;
•	modified wet distillers grains, which is dried further to approximately 50% to 55% moisture, have a shelf life of approximately three weeks and are marketed to regional dairies and feedlots; and
•	dried distillers grains, which have been dried more extensively to approximately 10% to 12% moisture, have an almost indefinite shelf life and may be stored, sold and shipped to any market.

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

Natural Gas.  Depending on production parameters, our ethanol plants use approximately 20,000 to 40,000 BTUs of natural gas per gallon of production. We have service agreements to acquire the natural gas we need and transport the gas through pipelines to our plants.

Electricity.  Our plants require between 0.5 and 1.5 kilowatt hours of electricity per gallon of production. Local utilities supply the necessary electricity to all of our ethanol plants.

Water.  While some of our plants satisfy a majority of their water requirements from wells located on their respective properties, each plant also obtains drinkable water from local municipal water sources. Each facility either uses city water or operates a filtration system to purify the well water that is used for its operations. Local municipalities supply all of the necessary water for our plants that do not have onsite wells. Much of the water used in an ethanol plant is recycled in the production process.

Agribusiness and Energy Services Segment

Our agribusiness and energy services segment includes five grain elevators in four states with combined grain storage capacity of approximately 11.6 million bushels, and grain storage at our ethanol plants of approximately 48.7 million bushels, detailed in the following table:

Facility Location	On-Site Grain Storage Capacity (thousands of bushels)
Grain Elevators
Archer, Nebraska	1,246
Essex, Iowa	3,651
Hopkins, Missouri	2,713
Kismet, Kansas	1,928
St. Edward, Nebraska	2,110
Ethanol Plants
Atkinson, Nebraska	5,109
Bluffton, Indiana	4,789
Central City, Nebraska	1,400
Fairmont, Minnesota	1,611
Hereford, Texas	4,913
Hopewell, Virginia	1,043
Lakota, Iowa	4,752
Madison, Illinois	1,015
Mount Vernon, Indiana	1,034
Obion, Tennessee	8,168
Ord, Nebraska	2,571
Otter Tail, Minnesota	2,504
Riga, Michigan	2,432
Shenandoah, Iowa	886
Superior, Iowa	2,804
Wood River, Nebraska	3,293
York, Nebraska	347
Total	60,319

We buy bulk grain, primarily corn and soybeans, from area producers, and provide grain drying and storage services to those producers. The grain is used as feedstock for our ethanol plants or sold to grain processing companies and area livestock producers. Bulk grain commodities are traded on commodity exchanges. Inventory values are affected by changes in these markets and spreads. To mitigate risks related to market fluctuations from purchase and sale commitments of grain, as well as grain held in inventory, we enter into exchange-traded futures and options contracts that function as economic hedges at times.

Seasonality is present within our agribusiness operations. The fall harvest period typically results in higher handling margins and stronger financial results during the fourth quarter of each year.

Through Green Plains Trade, we market the ethanol we and a third party produce to local, regional, national and international customers. We also purchase ethanol from independent producers for pricing arbitrage. We sell to various markets under sales agreements with integrated energy companies; retailers, traders and resellers in the United States and buyers for export to Brazil, Canada, Europe and other international markets. Under these agreements, ethanol is priced under fixed and indexed pricing arrangements.

Also through Green Plains Trade, we market wet, modified wet and dried distillers grains to local markets and dried distillers grains to local, national and international markets. The bulk of our demand is delivered to geographic regions that do not have significant local corn or distillers grains production.

Our markets can be further segmented by geographic region and livestock industry. Most of our modified wet distillers grains are sold to midwestern feedlot markets. Our dried distillers grains are shipped to feedlots and poultry markets, as well as Texas and West Coast rail markets. A substantial amount of dried distillers grains are shipped by barge and rail to regional and national markets. Some of our distillers grains are shipped by truck to dairy, beef, and poultry operations in the eastern United States. We also ship by railcar to eastern and southeastern feed mills, poultry and dairy operations, and domestic trade companies. We sell dried distillers grains directly to international markets and indirectly to exporters for shipment. In 2016, we exported approximately 10% of our distillers grains production, with the largest export markets for distillers grains being Vietnam and Thailand. Access to diversified markets allows us to sell product to customers offering the highest net price.

Our corn oil is sold primarily to biodiesel plants and, to a lesser extent, feedlot and poultry markets. We transport our corn oil by truck to locations in a close proximity to our ethanol plants primarily in the southeastern and midwestern regions of the United States. We also transport corn oil by rail and barges to national markets as well as to exporters for shipment on vessels to international markets.

Our railcar fleet for the agribusiness and energy services segment consists of approximately 950 leased hopper cars to transport distillers grains and approximately 180 leased tank cars to transport corn oil and crude oil. The initial terms of the lease contracts are for periods up to ten years.

Food and Food Ingredients Segment

Our cattle feedlot operation has the capacity to support 73,000 head of cattle and 2.8 million bushels of grain storage capacity. We buy feeder cattle from producers, order buyers and livestock auctions, the majority of which are from Kansas, Missouri, Oklahoma and Texas. The finished cattle are then sold to meat processors. Bulk cattle commodities are traded on commodity exchanges. Inventory values are affected by changes in these markets and spreads. To mitigate risks related to market fluctuations from purchase and sale commitments of cattle and cattle held in inventory, we enter into exchange-traded futures and options contracts that function as economic hedges at times.

Our vinegar operation includes seven production facilities. Vinegar is sold primarily to major food industry participants, including leading branded food companies, private label food manufacturers and companies serving the foodservice channel. Products include white distilled vinegar and numerous specialty vinegars for retail and industrial uses. Vinegar is distributed primarily in bulk using 5,600 gallon tanker trailers. We also have four distribution warehouses located in California, Oregon, Texas and Quebec, Canada.

Partnership Segment

Our partnership segment provides fuel storage and transportation services through (i) 39 ethanol storage facilities located at or near our 17 ethanol production plants, (ii) eight fuel terminal facilities located near major rail lines, and (iii) a leased railcar fleet and other transportation assets.

Transportation and Delivery.  Most of our ethanol plants are situated near major highways or rail lines to ensure efficient movement. We are able to move product from our ethanol plants to bulk terminals via truck, railcar or barge. We also manage the logistics and transportation requirements of our customers to improve our fleet’s efficiency and reduce operating costs.

Deliveries within 150 miles of our plants and the partnership’s fuel terminal facilities are generally transported by truck. Deliveries to distant markets are shipped using major U.S. rail carriers that can switch cars to other major railroads, allowing our plants to ship product throughout the United States.

To meet the challenge of marketing ethanol and distillers grains to diverse market segments, several of our plants are capable of simultaneously handling more than 150 railcars. Some of our locations have large loop tracks with unit train loading capabilities for both ethanol and dried distillers grains and spurs to connect the loop to the mainline or allow the movement and storage of railcars on site.

The partnership’s railcar fleet consists of approximately 3,100 leased tank cars for the transportation of ethanol. The initial terms of the lease contracts are for periods up to seven years.

To optimize the partnership’s railcar assets, we transport products other than ethanol depending on market opportunities and have used a portion of our railcar fleet to transport crude oil for third parties and to lease railcars to other users.

Terminal and Distribution Services.  Ethanol is transported from the partnership’s terminals to third-party terminal racks where it is blended with gasoline and transferred to the loading rack for delivery by truck to retail gas stations. The partnership owns and operates fuel holding tanks and terminals, and provide terminal services and logistics solutions to markets that do not have efficient access to renewable fuels. The partnership operates fuel terminals at one owned and seven leased locations in seven states with combined storage capacity of approximately 7.4 mmg and throughput capacity of approximately 822 mmgy. We also have 39 ethanol storage facilities located at or near our 17 ethanol production plants with a combined storage capacity of approximately 38.6 mmg to support current ethanol production capacity of approximately 1.5 bgy.

Facility Location	Storage Capacity (thousands of gallons)
Fuel Terminals
Birmingham, Alabama - Unit Train Terminal	6,542
Birmingham, Alabama - Other	120
Bossier City, Louisiana	180
Collins, Mississippi	180
Little Rock, Arkansas	30
Louisville, Kentucky	60
Nashville, Tennessee	160
Oklahoma City, Oklahoma	150
Ethanol Plants
Atkinson, Nebraska (1)	2,074
Bluffton, Indiana	3,000
Central City, Nebraska	2,250
Fairmont, Minnesota	3,124
Hereford, Texas	4,406
Hopewell, Virginia	761
Lakota, Iowa	2,500
Madison, Illinois	2,855
Mount Vernon, Indiana	2,855
Obion, Tennessee	3,000
Ord, Nebraska	1,550
Otter Tail, Minnesota	2,000
Riga, Michigan	1,239
Shenandoah, Iowa	1,524
Superior, Iowa	1,238
Wood River, Nebraska	3,124
York, Nebraska	1,100
Total	46,022

(1)	The ethanol storage facilities are located approximately 16 miles from the ethanol plant.

Our Competition

Domestic Ethanol Competitors

We are the second largest consolidated owner of ethanol plants in the United States. We compete with other domestic ethanol producers in a relatively fragmented industry. The top five producers account for approximately 45% of the domestic production capacity with production capacity ranging from 800 mmgy to 1,800 mmgy.

Our competitors also include plants owned by farmers, oil refiners and retail fuel operators. These competitors may continue to operate their plants even when market conditions are not favorable due to the benefits realized from their other operations.

Demand for corn from ethanol plants and other corn consumers exists in all areas and regions in which we operate. According to the Renewable Fuels Association, there were 127 operational plants in the states where we have production facilities, including Illinois, Indiana, Iowa, Michigan, Minnesota, Nebraska, Tennessee, Texas and Virginia, as of December 1, 2016. The largest concentration of operational plants is located in Illinois, Iowa and Nebraska, where 50% of all operational production capacity is located.

Foreign Ethanol Competitors

We also complete globally with production from other countries. Brazil is the second largest ethanol producer in the world after the United States. Brazil produces ethanol made from sugarcane, which may be less expensive to produce than ethanol made from corn depending on feedstock prices. Under RFS II, certain parties are obligated to meet an advanced biofuel standard. In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for obligated parties to meet this standard. Any significant additional ethanol production capacity could create excess supply in world markets, resulting in lower ethanol prices throughout the world, including the United States.

Other Competition

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. Ethanol production technologies also continue to evolve. We expect changes to occur primarily in the area of cellulosic ethanol, which is made from biomass such as switch grass or fast-growing poplar trees. Since all of our plants are designed as single-feedstock facilities, adapting our plants for a different feedstock or process system would require additional capital investments and retooling.

In addition, we compete with other cattle feedlots and vinegar producers in competitive markets.

Regulatory Matters

Government Ethanol Programs and Policies

In the United States, the federal government mandates the use of renewable fuels under RFS II. The EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total fuel sales. The EPA has the authority to waive the mandates in whole or in part if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or environment.

RFS II has been a driving factor in the growth of ethanol usage in the United States. When RFS II was established in October 2010, the required volume of renewable fuel to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply (ethanol production) and demand (usage of ethanol blends in older vehicles). On November 23, 2016, the EPA announced the final 2017 renewable volume obligations for conventional ethanol, which met the 15.0-billion-gallon congressional target for the first time, up from 14.50 billion gallons in 2016 and 14.05 billion gallons in 2015.

In January 2017, the Trump administration imposed a government-wide freeze on new and pending regulations, which included the 2017 renewable volume obligations that was originally intended to go into effect on February 10, 2017. Regulatory freezes are a common practice during a change in administration and we currently believe the new presidential administration will continue to be supportive of ethanol in accordance with the current laws.

Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. In November 2016, the EPA proposed denying a petition to change the point of obligation under RFS II to the parties that own the gasoline before it is sold. In December 2016, the EPA extended the comment period to February 2017. The point of obligation does not directly impact ethanol producers; however, moving the point of obligation could indirectly affect ethanol producers.

On January 18, 2017, Valero Energy Corporation filed an action against the EPA, seeking to compel the EPA to perform certain non-discretionary duties required by the RFS program under the Clean Air Act. Within the filed action, Valero claims the EPA has failed to perform these duties, namely periodic reviews of the feasibility of achieving compliance with the requirements and the impact of the requirements on each individual and entity regulated under the program, i.e, point of obligation, since 2010. Valero has requested an injunction, which if granted would require the EPA to promptly conduct rulemaking to ensure the requirements of the program are met.

Several amendments to the Energy Policy Modernization Act were introduced in the U.S. Senate that were removed from consideration in early February 2016, including amendments to repeal RFS II, eliminate the corn ethanol mandate in RFS II and prohibit the U.S. Secretary of Agriculture from using Commodity Credit Corporation or other funds to construct blender pumps.

CAFE was first enacted by Congress in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks. CAFE has helped the ethanol industry by encouraging the use of E85. CAFE provides a 54% efficiency bonus to flexible-fuel vehicles running on E85. According to HIS Automotive, there are nearly 20 million flexible fuel vehicles on U.S. roads today. In addition, E85 is sold at more than 3,100 fuel stations in 46 states.

Demand for cleaner, more sustainable transportation fuel is growing worldwide. Ethanol has become a crucial component of the global fuel supply as an economical oxygenate and source of octanes. According to the Global Renewable Fuels Alliance, 35 countries, including the EU which is regulated by a single policy with specific national targets for each country, have mandates or planned targets in place for blending ethanol and biodiesel with transportation fuels to reduce harmful emissions.

Government actions abroad can have significant impact on the ethanol industry. For example, China raised its 5% tariff on U.S. and Brazil fuel ethanol to 30%, effective January 1, 2017.

Environmental and Other Regulation

Our ethanol production, agribusiness and energy services, and food and food ingredients segment activities are subject to environmental and other regulations. We obtain environmental permits to construct and operate our ethanol plants and other facilities.

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

While some of our plants operate as grandfathered at their current authorized capacity under the RFS II mandate, expansion above these capacities will require a 20% reduction in greenhouse gas emissions from a 2005 baseline measurement. This may require us to obtain additional permits, achieve the EPA’s efficient producer status under the pathway petition program for our grandfathered plants, install advanced technology or reduce drying distillers grains.

CARB adopted LCFS requiring a 10% reduction in average carbon intensity of gasoline and diesel transportation fuels from 2010 to 2020. After a series of rulings that temporarily prevented CARB from enforcing these regulations, the State of California Office of Administrative Law approved the LCFS in November 2012, and revised LCFS regulations took effect in January 2013.

In January 2017, the USDA released a report providing evidence that greenhouse gas emissions associated with corn-based ethanol are 43% lower than gasoline. Numerous factors have led to improvements over the past ten years, including conservation practices by farmers, higher corn yields and advances in production technologies, which are expected to continue and has the potential to further reduce greenhouse gas emissions up to a 76% as compared with gasoline.

The U.S. ethanol industry relies heavily on tank cars to deliver its product to market. As of December 31, 2016, the company leases approximately 3,300 tank cars, including 3,100 leased by our partnership to transport ethanol. On May 1, 2015, the DOT finalized the Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains, or DOT specification 117, which established a schedule to retrofit or replace older tank cars that carry crude oil and ethanol, braking standards intended to reduce the severity of accidents and new operational protocols. We intend to strategically manage our leased railcar fleet to comply with these regulations. Currently, all of our railcar leases expire prior to the retrofit deadline of May 1, 2023.

Parts of our business are regulated by environmental laws and regulations governing the labeling, use, storage, discharge and disposal of hazardous materials. Our agribusiness operations are also subject to government regulation. Our production levels are indirectly affected by federal government programs, which include the USDA, acreage control and price support programs. In addition, the grain we sell must conform to official grade standards imposed by the USDA. Other examples of government policies that may impact our business include tariffs, duties, subsidies, import and export restrictions and outright embargos.

In September 2015, the FDA issued rules for Current Good Manufacturing Practice, Hazard Analysis and Risk-Based Preventative Controls for food for animals in response to FSMA.  The rules require FDA-registered food facilities to address safety concerns for sourcing, manufacturing and shipping food products and food for animals through food safety programs and plans, which includes conducting hazard analyses, developing risk-based preventative controls and monitoring, and addressing intentional adulteration, recalls, sanitary transportation and supplier verification. We believe we have taken sufficient measures to comply with these regulations.

On January 1, 2017, all medically important antimicrobials intended for use in animal feed that were once available over-the-counter became veterinary feed directive drugs, requiring written orders from a licensed veterinarian to purchase and use on or in livestock feed under the October 2015 revised Veterinary Feed Directive rule. Our cattle feedlot operation obtained all necessary prescriptions from a licensed veterinarian to use certain veterinary feed directive drugs, as appropriate.

We employ maintenance and operations personnel at each of our plants. In addition to the attention we place on the health and safety of our employees, the operations of our facilities are regulated by the Occupational Safety and Health Administration.

BioProcess Algae Joint Venture

We are the majority owner of the BioProcess Algae joint venture, which was formed in 2008. The joint venture is focused on growing algae in commercially viable quantities using feedstocks that are created as part of our ethanol production process. The joint venture continues to take steps towards commercialization. We are currently focused on human and animal nutrition, using proprietary technology to customize specific products, based on proven benefits, for relevant markets.

Employees

On December 31, 2016, we had 1,294 full-time, part-time, temporary and seasonal employees, including 177 employees at our corporate office in Omaha, Nebraska.

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

Risks Related to our Business and Industry

Our profitability is dependent on managing the spread between the price of corn, natural gas, ethanol, distillers grains, corn oil, cattle and vinegar.

Our operating results are highly sensitive to commodity prices, including the spread between the corn, natural gas, cattle and ethanol we purchase, and the ethanol, distillers grains, corn oil and vinegar we sell. Price and supply are subject to market forces, such as weather, domestic and global demand, shortages, export prices, crude oil prices, currency valuations and government policies in the United States and around the world, over which we have no control. Price volatility of these commodities may cause our operating results to fluctuate substantially. Increases in corn or natural gas prices or decreases in ethanol, distillers grains and corn oil prices may make it unprofitable to operate our ethanol plants. No assurance can be given that we will purchase corn and natural gas or sell ethanol, distillers grains, corn oil and cattle at or near current prices. Consequently, our results of operations and financial position may be adversely affected by increases in corn or natural gas prices or decreases in ethanol, distillers grains, corn oil and cattle prices.

We continuously monitor the profitability of our ethanol plants using a variety of risk management tools and hedging strategies, when appropriate. In recent years, the spread between ethanol and corn prices has fluctuated widely and narrowed significantly. Fluctuations are likely to continue. A sustained narrow spread or further reduction in the spread between ethanol and corn prices as a result of increased corn prices or decreased ethanol prices, would adversely affect our results of operations and financial position. Should our combined revenue from ethanol, distillers grains and corn oil fall below our cost of production, we could decide to slow or suspend production at some or all of our ethanol plants.

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

Natural Gas.  The price and availability of natural gas are subject to volatile market conditions. These market conditions are often affected by factors beyond our control, such as weather, drilling economics, overall economic conditions and government regulations. Significant disruptions in natural gas supply could impair our ability to produce ethanol. Furthermore, increases in natural gas price or changes in our cost relative to our competitors may adversely affect our results of operations and financial position.

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

Cattle.  The price and availability of feeder cattle are subject to volatile market conditions. These market conditions are often affected by factors beyond our control, such as weather, overall economic conditions and government regulations. Significant disruptions in feeder cattle supply could impair our ability to produce consistent results. Furthermore, increases in feeder cattle price or changes in our cost relative to our competitors may adversely affect our results of operations and financial position. In addition, a significant disruption in cattle processing capacity could impair our ability to market cattle at favorable prices which would affect our profitability.

Our risk management strategies could be ineffective and expose us to decreased liquidity.

As market conditions warrant, we use forward contracts to sell some of our ethanol, distillers grains, corn oil and vinegar production or buy some of the corn, natural gas, cattle or ethanol we need to partially offset commodity price volatility. We also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and ethanol. The financial impact of these activities depends on the price of the commodities involved and our ability to physically receive or deliver the commodities.

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

In January 2017, the Trump administration imposed a government-wide freeze on new and pending regulations, which included the 2017 renewable volume obligations that was originally intended to go into effect on February 10, 2017. Our operations could be adversely impacted by legislation that reduces the RFS II mandate. Similarly, should federal mandates regarding oxygenated gasoline be repealed, the market for domestic ethanol could be adversely impacted.

Future demand will be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS II mandate. A significant increase in supply beyond the RFS II mandate could have an adverse impact on ethanol prices. Moreover, changes to RFS II which could significantly affect the market price of RINs could in turn negatively impact the price of ethanol or cause imported sugarcane ethanol to become more economical than domestic ethanol.

Flexible-fuel vehicles, which are designed to run on a mixture of fuels such as E85, receive preferential treatment to meet corporate average fuel economy standards. Absent CAFE preferences, auto manufacturers may not be willing to build flexible-fuel vehicles, reducing the growth of E85 markets and resulting in lower ethanol prices.

While we currently believe the new presidential administration will support the environmental laws that are currently in place, to the extent federal or state laws or regulations are modified, the demand for ethanol may be reduced, which could negatively and materially affect our ability to operate profitably.

Future demand for ethanol is uncertain and changes in public perception, consumer acceptance and overall consumer demand for transportation fuel could affect demand.

While many trade groups, academics and government agencies support ethanol as a fuel additive that promotes a cleaner environment, others claim ethanol production consumes considerably more energy, emits more greenhouse gases than other biofuels and depletes water resources. Some studies suggest ethanol produced from corn is less efficient than ethanol produced from switch grass or wheat grain. Others claim corn-based ethanol negatively impacts consumers by causing the prices of dairy, meat and other food derived from corn-consuming livestock to increase. Ethanol critics also contend the industry redirects corn supplies from international food markets to domestic fuel markets.

There are limited markets for ethanol beyond the federal mandates. Further consumer acceptance of E15 and E85 fuels may be necessary before ethanol can achieve significant market share growth. Discretionary and E85 blending are important secondary markets. Discretionary blending is often determined by the price of ethanol relative to gasoline. When discretionary blending is financially unattractive, the demand for ethanol may be reduced.

Demand for ethanol is also affected by overall demand for transportation fuel, which is affected by cost, number of miles traveled and vehicle fuel economy. Consumer demand for gasoline may be impacted by emerging transportation trends, such as electric vehicles or ride sharing. Reduced demand for ethanol may depress the value of our products, erode our margins, and reduce our ability to generate revenue or operate profitably.

Our business is directly affected by the supply and demand for ethanol and other fuels in the markets served by our assets. Miles traveled typically increases during the spring and summer months related to vacation travel, followed closely behind the fall season due to holiday travel. Reduced demand for ethanol may erode our margins and reduce our ability to generate revenue and operate profitably.

We may fail to realize the anticipated benefits of mergers, acquisitions, joint ventures or partnerships.

We have increased the size and diversity of our operations significantly through mergers and acquisitions and intend to continue exploring potential growth opportunities. Acquisitions involve numerous risks that could harm our business, including:

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

Legislation, including the American Recovery and Reinvestment Act of 2009 and EISA, provides numerous funding opportunities supporting cellulosic ethanol production. In addition, RFS II mandates an increasing level of biofuel production that is not derived from corn. Federal policies suggest a long-term political preference for cellulosic processing using feedstocks such as switch grass, silage, wood chips or other forms of biomass. Cellulosic ethanol may be viewed more favorably since the feedstock is not diverted from food production. In addition, cellulosic ethanol may have a smaller carbon footprint because the feedstock does not require energy-intensive fertilizers or industrial production processes. Several cellulosic ethanol plants are currently under development. While these have had limited success to date, as research and development programs persist, there is risk that cellulosic ethanol could displace corn ethanol.

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

Our ethanol production and agribusiness and energy services segments are subject to extensive air, water and other environmental regulations. Ethanol production involves the emission of various airborne pollutants, including particulate, carbon dioxide, nitrogen oxides, hazardous air pollutants and volatile organic compounds, which requires numerous environmental permits to operate our plants. Governing state agencies could impose costly conditions or restrictions that are detrimental to our profitability and have a material adverse effect on our operations, cash flows and financial position.

Environmental laws and regulations at the federal and state level are subject to change, particularly following a change in the presidential administration. These changes can also be made retroactively. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. Consequently, even though we currently have the proper permits, we may be required to invest or spend considerable resources in order to comply with future environmental regulations. Furthermore, ongoing plant operations, which are governed by the Occupational Safety and Health Administration, may change in a way that increases the cost of plant operations. Any of these events could have a material adverse effect on our operations, cash flows and financial position.

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

We trade ethanol acquired from third-parties. Should it be discovered the RINs associated with the ethanol we purchased are invalid, albeit unknowingly, we could be subject to substantial penalties if we are assessed the maximum amount allowed by law. Prior to 2013, the EPA assessed only modest penalties for RIN violations. However, based on EPA penalties assessed on RINS violations in the past few years, in the event of a violation, the EPA could assess penalties, which could have an adverse impact on our profitability.

Compliance with evolving environmental, health and safety laws and regulations, particularly those related to climate change, could be costly.

Our plants emit carbon dioxide as a by-product of ethanol production. In February 2010, the EPA released its final regulations on RFS II, grandfathering our plants at their current authorized capacity.  While some of our plants received efficient producer status and no longer rely on grandfathered status, for those still reliant upon it, expansion above these levels will require a 20% reduction in greenhouse gas emissions from the 2005 baseline measurement. Separately, CARB adopted a LCFS that took effect in January 2013, which requires a 10% reduction in the average carbon intensity of gasoline and diesel transportation fuels from 2010 to 2020. An ILUC component is included in the greenhouse gas emission calculation, which may have an adverse impact on the market for corn-based ethanol in California.

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

We operate in a very competitive environment and compete with other domestic ethanol producers in a relatively fragmented industry. The top five producers account for approximately 45% of the domestic production capacity with production capacity ranging from 800 mmgy to 1,800 mmgy. The remaining ethanol producers consist of smaller entities engaged exclusively in ethanol production and large integrated grain companies that produce ethanol in addition to their base grain businesses. We compete for capital, labor, corn and other resources with these companies.

Until recently, oil companies, petrochemical refiners and gasoline retailers were not engaged in ethanol production even though they form the primary distribution network for ethanol blended with gasoline. During the past five years, several oil refiners have acquired ethanol production plants. If these companies increase their ethanol plant ownership or additional companies commence production, the need to purchase ethanol from independent producers like us could diminish and adversely effect on our operations, cash flows and financial position.

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

International activities such as boycotts, embargoes, product rejection, trade policies and compliance matters, may have an adverse effect on our results of operations.

Government actions abroad can have a significant impact on our business. In 2016, we exported 13% of our ethanol production and 10% of our distillers grains production. In 2013, the EU imposed a five-year tariff of $83.33 per metric ton on U.S. ethanol to discourage foreign competition. China raised its 5% tariff on U.S. and Brazil fuel ethanol to 30%, effective January 1, 2017.

In 2013, China began rejecting U.S. dried distillers grains because it contained genetically modified corn not yet approved for import. In early 2015, China lifted this ban and imported 6.3 million metric tons of U.S. distillers grains that year. In January 2016, China’s Ministry of Commerce once again initiated an anti-dumping investigation into U.S.-produced dried distillers grains exported to China. In January of 2017, the Ministry of Commerce of China announced it increased anti-dumping duties on U.S. distillers grains, ranging from 42.2% to 53.7%. According to the USDA, in 2016, approximately 31% of distillers grain produced in the United States was exported, down from 34% in 2015. With reduced exports, the value of our distillers grains may be affected, which could have a negative impact on our profitability.

Our agribusiness operations are subject to significant government regulations.

Our agribusiness operations are regulated by various government entities that can impose significant costs on our business. Failure to comply could result in additional expenditures, fines or criminal action. Our production levels, markets and grains we merchandise are affected by federal government programs, which include USDA acreage control and price support programs. Government policies such as tariffs, duties, subsidies, import and export restrictions and embargos can also impact our business. Changes in government policies and producer support could impact the type and amount of grains planted, which could affect our ability to buy grain. Export restrictions or tariffs could limit sales opportunities outside of the United States.

Commodities futures trading is subject to extensive regulations.

The futures industry is subject to extensive regulation. Since we use exchange-traded futures contracts as part of our business, we are required to comply with a wide range of requirements imposed by the CFTC, National Futures Association and the exchanges on which we trade. These regulatory bodies are responsible for safeguarding the integrity of the futures markets and protecting the interests of market participants. As a market participant, we are subject to regulation concerning trade practices, business conduct, reporting, position limits, record retention, the conduct of our officers and employees, and other matters.

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

Owning and operating a vinegar production business involves numerous external factors that are outside of our control.

Our Fleischmann’s Vinegar operations involve numerous risks that could lead to increased costs or decreased demand for products, which could have an adverse effect on our results of operations and financial condition, including:

•

we use many different products in the production of vinegar, which are subject to price volatility caused by market fluctuations, and potentially volatile supply and demand. Commodity price increases may increase raw material, packaging, energy and operating costs. We may not be able to increase our product prices to fully offset these increased costs, which may result in reduced sales volume, margins and profitability;

•

changes in our relationships with significant customers or suppliers could adversely affect us, as the loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales and results of operations;

•	our ability to manufacture, transport and sell our products is critical to our success and any disruptions in our supply chain could have an adverse impact on our business and results of operations;
•	the food ingredients industry is highly competitive and further consolidation in the industry would likely increase competition;
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
•

our facilities and products are subject to many laws and regulations administered by various federal, state and local government agencies related to processing, packaging, storage, distribution, quality and safety of food products, the health and safety of our employees and the protection of the environment.  Failure to comply with applicable laws and regulations could subject us to lawsuits, administrative penalties and civil remedies including fines, injunctions and recalls of our products; and

•	A portion of our workforce is unionized and we may face labor disruptions that may interfere with our operations.

Our success depends on our ability to manage our growing and changing operations.

Since our formation in 2004, our business has grown significantly in size, products and complexity. This growth places substantial demands on our management, systems, internal controls, and financial and physical resources. If we acquire additional operations, we may need to further develop our financial and managerial controls and reporting systems, and could incur expenses related to hiring additional qualified personnel and expanding our information technology infrastructure. Our ability to manage growth effectively could impact our results of operations, financial position and cash flows.

Replacement technologies could make corn-based ethanol or our process technology obsolete.

Ethanol is used primarily as an octane additive and oxygenate blended with gasoline. Critics of ethanol blends argue that it decreases fuel economy, causes corrosion and damages fuel pumps. Prior to federal restrictions and ethanol mandates, methyl tertiary-butyl ether, or MTBE, was the leading oxygenate. Other ether products could enter the market and prove to be environmentally or economically superior to ethanol. Alternative biofuel alcohols, such as methanol and butanol, could evolve and replace ethanol.

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

Natural disasters, significant track damage resulting from a train derailment or strikes by our transportation providers could delay shipments of raw materials to our plants or deliveries of ethanol, distillers grains, corn oil, cattle and vinegar to our customers. If we are unable to meet customer demand or contract delivery requirements due to stalled operations caused by business disruptions, we could potentially lose customers.

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

Terrorist attacks in the United States, including threats of war or actual war, may adversely affect our operations. A direct attack on our ethanol production plants, or our partnership’s storage facilities, fuel terminals and railcars could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, a terrorist attack could have an adverse impact on ethanol prices. Disruption or significant increases in ethanol prices could result in government-imposed price controls.

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

Information security risks have generally increased in recent years as a result of the proliferation of new technologies and the increased sophistication and frequency of cyber-attacks and data security breaches. To manage the risk associated with potential technology security breaches, we have implemented security measures to protect us against cyber-based attacks and disaster recovery plans for our critical systems. However, our information technology systems and network infrastructure may be subject to unauthorized access or attack at any time and there can be no assurances that our infrastructure protection technologies and disaster recovery plans are sufficient to prevent a technology systems breach, systems failure, business interruption or loss of sensitive data. The potential impact of any of these incidents, should they occur, could be material and have an adverse impact to our revenues, operating results, financial condition or damage our reputation.

We may not be able to hire and retain qualified personnel to operate our facilities.

Our success depends, in part, on our ability to attract and retain competent employees. Qualified managers, engineers, merchandisers and other personnel must be hired for each of our locations. If we are unable to hire and retain productive, skilled personnel, we may not be able to maximize production, optimize plant operations or execute our business strategy.

We have had a history of operating losses and could incur future operating losses.

In the last five years, we incurred operating losses during certain quarters and could incur operating losses in the future that are substantial. Although we have had periods of sustained profitability, we may not be able to maintain or increase profitability on a quarterly or annual basis, which could impact the market price of our common stock and the value of your investment.

We are required to comply with a number of covenants under our existing loan agreements that could hinder our growth.

The loan agreements governing our secured debt financing and our convertible senior notes contain a number of restrictive affirmative and negative covenants, which limit our ability to incur additional debt; exceed certain limits; pay dividends or distributions; or merge, consolidate or dispose of substantially all of our assets.

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

In the past, we have received waivers from our lenders for failure to meet certain financial covenants and amended our loan agreements to change these covenants. In the event we are unable to comply with these covenants in the future, we cannot provide assurance that we will be able to obtain the necessary waivers or amend our loan agreements to prevent default. Under our convertible senior notes, default on any loan in excess of $10.0 million could result in the notes being declared due and payable, which would have a material and adverse effect on our ability to operate.

We operate in a capital intensive business and rely on cash generated from operations and external financing, which could be limited.

Some ethanol producers have faced financial distress, culminating to bankruptcy filings by several companies over the past seven years. This, combined with capital market volatility, has resulted in reduced available capital for the ethanol industry in general. The majority of our ethanol plants’ operations are funded by long-term credit facilities. Increased commodity prices could increase liquidity requirements. Our operating cash flow is dependent on overall commodity market conditions as well as our ability to operate profitably. In addition, we may need to raise additional financing to fund growth. In some market environments, we may have limited access to incremental financing, which could defer or cancel growth projects, reduce business activity or cause us to default on our existing debt agreements if we are unable to meet our payment schedules. These events could have an adverse effect on our operations and financial position.

Our subsidiaries’ debt facilities have ongoing payment requirements that we generally expect to meet from their operating cash flow. Our ability to repay current and anticipated future debt will depend on our financial and operating performance and successful implementation of our business strategies. Our financial and operational performance will depend on numerous factors including prevailing economic conditions, commodity prices, and financial, business and other factors beyond our control. If we cannot repay, refinance or extend our current debt at scheduled maturity dates, we could be forced to reduce or delay capital expenditures, sell assets, restructure our debt or seek additional capital. If we are unable to restructure our debt or raise funds, our operations and growth plans could be harmed and the value of our stock could be significantly reduced.

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

We are exposed to credit risk from a variety of customers, including major integrated oil companies, large independent refiners, petroleum wholesalers, cattle packers, food companies and other ethanol plants. We are also exposed to credit risk with major suppliers of petroleum products and agricultural inputs when we make payments for undelivered inventories. Our fixed-price forward contracts are subject to credit risk when prices change significantly prior to delivery. The inability by a third party to pay us for our sales, provide product that was paid for in advance or deliver on a fixed-price contract could result in a loss and adversely impact our liquidity and ability to make our own payments when due.

We may incur a loss should our counterparty fail to perform under a third-party marketing agreement.

Under a third-party marketing agreement, we purchase their ethanol production and sell it in various markets for future deliveries. Under the terms of the agreement, the third-party is not obligated to produce a minimum volume, therefore, we may not receive the full amount of ethanol the third-party plant is expected to produce. Any interruption or curtailment of production could force us to purchase ethanol at higher prices to meet contractual obligations. Recoveries would be dependent on the third party’s ability to pay, which could negatively impact our profitability.

We may not have adequate insurance to cover losses from certain events.

Losses related to risks that are not covered by insurance or available under acceptable terms such as war, riots or terrorism could have a material adverse effect on our operations, cash flows and financial position.

Certain of our ethanol production plants, fuel terminals and vinegar operations are located within recognized seismic and flood zones. We modified our facilities to comply with regional structural requirements for those regions of the country and obtained additional insurance coverage specific to earthquake and flood risks for the applicable plants and fuel terminals. We cannot provide assurance that these facilities would remain in operation should a seismic or flood event occur, which would adversely affect our operations.

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

Risks Related to the Partnership

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

The unitholders of the partnership generally include, for purposes of calculating their U.S. federal, state and local income taxes, their share of the partnership’s taxable income, whether they have received cash distributions from the partnership. We ultimately may not receive cash distributions from the partnership equal to our share of taxable income or the taxes that are due with respect to that income, which could negatively impact our liquidity.

A majority of the executive officers and directors of the partnership are also officers of our company, which could result in conflicts of interest.

We indirectly own and control the partnership and appoint all of its officers and directors. A majority of the executive officers and directors of the partnership are also officers or directors of our company. Although our directors and officers have a fiduciary responsibility to manage the company in a manner that is beneficial to us, as directors and officers of the partnership, they also have certain duties to the partnership and its unitholders. Conflicts of interest may arise between us and our affiliates, and the partnership and its unitholders, and in resolving these conflicts, the partnership may favor its own interests over the company’s interests. In certain circumstances, the partnership may refer conflicts of interest or potential conflicts of interest to its conflicts committee, which must consist entirely of independent directors, for resolution. The conflicts committee must act in the best interests of the public unitholders of the partnership. As a result, the partnership may manage its business in a manner that differs from the best interests of the company or our stockholders, which could adversely affect our profitability.

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

Risks Related to our Common Stock

The price of our common stock may be highly volatile and subject to factors beyond our control.

Some of the many factors that can influence the price of our common stock include:

•	our results of operations and the performance of our competitors;
•	public’s reaction to our press releases, public announcements and filings with the SEC;
•	changes in earnings estimates or recommendations by equity research analysts who follow us or other companies in our industry;
•	changes in general economic conditions;
•	changes in market prices for our products or raw materials and related substitutes;
•	sales of common stock by our directors, executive officers and significant shareholders;
•	actions by institutional investors trading in our stock;
•	disruptions in our operations;
•	changes in our management team;
•	other developments affecting us, our industry or our competitors; and
•	U.S. and international economic, legal and regulatory factors unrelated to our performance.

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

Our restated articles of incorporation, restated bylaws and Iowa’s law contain anti-takeover provisions that could delay or prevent change in control of us or our management. These provisions discourage proxy contests, making it difficult for our shareholders to elect directors or take other corporate actions without the consent of our board of directors, which include:

•	board members have three-year staggered terms;
•	board members can only be removed for cause with an affirmative vote of no less than two-thirds of the outstanding shares;
•	shareholder action can only be taken at a special or annual meeting, not by written consent except where required by Iowa law;
•	shareholders are restricted from making proposals at shareholder meetings; and
•	the board of directors can issue authorized or unissued shares of stock.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We believe the property owned and leased at our locations is sufficient to accommodate our current needs, as well as potential expansion.

A substantial portion of our owned real property is used to secure our loans. See Note 11 – Debt included as part of the notes to consolidated financial statements for information about our loan agreements.

Corporate

We lease approximately 54,000 square feet of office space at 1811 Aksarben Drive in Omaha, Nebraska for our corporate headquarters, which houses our corporate administrative functions and commodity trading operations.

Ethanol Production Segment

We own approximately 2,800 acres of land and lease approximately 78 acres of land at and around our ethanol production facilities. As detailed in our discussion of the ethanol production segment in Item 1 – Business, our ethanol plants have the capacity to produce approximately 1.5 billion gallons of ethanol per year.

Agribusiness and Energy Services Segment

We own approximately 63 acres of land at our five grain elevators. As detailed in our discussion in Item 1 – Business, our agribusiness and energy services segment facilities include five grain elevators with combined grain storage capacity of approximately 11.6 million bushels, and grain storage capacity at our ethanol plants of approximately 48.7 million bushels.

Our marketing operations are conducted primarily at our corporate office, in Omaha, Nebraska.

Food and Food Ingredients Segment

We own approximately 2,590 acres of land at our cattle feedlot operation. We also own approximately 64 acres of land and lease approximately three acres of land at our vinegar operation. We also lease office space for our vinegar operation in Cerritos, California and Quebec, Canada. As detailed in our discussion of the food and food ingredients segment in Item 1 – Business, our cattle feedlot operation has the capacity to support 73,000 head of cattle and 2.8 million bushels of grain storage capacity, and our vinegar operation has seven production facilities and four distribution warehouses.

Partnership Segment

Our partnership owns approximately five acres of land and leases approximately 19 acres of land at eight locations in seven states, as disclosed in Item 1 – Business, where its fuel terminals are located and owns approximately 54 acres and leases approximately two acres where its storage facilities are located at our ethanol production facilities.

Item 3.  Legal Proceedings.

We are currently involved in litigation that has occurred in the ordinary course of doing business. We do not believe this will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades under the symbol “GPRE” on Nasdaq. The following table lists the common stock’s highest and lowest price and quarterly cash dividends per share for the periods indicated:

Year Ended December 31, 2016	High	Low	Quarterly Cash Dividend Per Share
Three months ended December 31, 2016 (1)	$29.85	$22.40	$0.12
Three months ended September 30, 2016	26.82	19.73	0.12
Three months ended June 30, 2016	20.86	14.46	0.12
Three months ended March 31, 2016	23.26	12.39	0.12

Year Ended December 31, 2015	High	Low	Quarterly Cash Dividend Per Share
Three months ended December 31, 2015	$24.42	$18.52	$0.12
Three months ended September 30, 2015	28.16	17.13	0.12
Three months ended June 30, 2015	34.05	26.60	0.08
Three months ended March 31, 2015	30.20	20.31	0.08
(1)	The closing price of our common stock on December 30, 2016 was $27.85.

Holders of Record

We had 2,160 holders of record of our common stock, not including beneficial holders whose shares are held in names other than their own, on February 14, 2017. This figure does not include approximately 35.0 million shares held in depository trusts.

Dividend Policy

In August 2013, our board of directors initiated a quarterly cash dividend, which we have paid every quarter since and anticipate paying in future quarters. On February 8, 2017, our board of directors declared a quarterly cash dividend of $0.12 per share. The dividend is payable on March 17, 2017, to shareholders of record at the close of business on February 24, 2017. Future declarations are subject to board approval and may be adjusted as our cash position, business needs or market conditions change.

Issuer Purchases of Equity Securities

Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations. There were no shares that were surrendered during the fourth quarter of 2016.

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. There were no shares repurchased under the program during the fourth quarter of 2016. Approximately $90.0 million of shares are remaining to be repurchased under the program.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph

The following graph compares our cumulative total return with the S&P Smallcap 600 Index and the Nasdaq Clean Edge Green Energy Index (CELS) for each of the five years ended December 31, 2016. The graph assumes a $100 investment in our common stock and each index at December 31, 2011, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$350
$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
Green Plains, Inc.
S&P Smallcap 600
NASDAQ Clean Edge Green Energy

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/11	12/12	12/13	12/14	12/15	12/16
Green Plains Inc.	$100.00	$81.05	$199.52	$256.94	$241.72	$301.17
S&P Smallcap 600	100.00	116.33	164.38	173.84	170.41	215.67
Nasdaq Clean Edge Green Energy	100.00	107.45	212.14	223.41	241.05	227.07

The information in the graph will not be considered solicitation material, nor will it be filed with the SEC or incorporated by reference into any future filing under the Securities Act or the Exchange Act, unless we specifically incorporate it by reference into our filing.

Item 6.  Selected Financial Data.

The statement of income data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements and should be read together with the accompanying notes included elsewhere in this report.

The statement of income data for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements that are not included in this report, which describe a number of matters that materially affect the comparability of the periods presented.

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

	Year Ended December 31,
	2016	2015	2014	2013		2012
Statement of Income Data:
(in thousands, except per share information)
Revenues	$3,410,881	$2,965,589	$3,235,611	$3,041,011		$3,476,870
Costs and expenses	3,319,193	2,904,512	2,949,337	2,933,160		3,459,118
Gain on disposal of assets (1)	-	-	-	-		47,133
Operating income	91,688	61,077	286,274	107,851		64,885
Total other expense	53,337	39,612	35,844	35,570		39,729
Net income	30,491	15,228	159,504	43,391		11,763
Net income attributable to Green Plains	10,663	7,064	159,504	43,391		11,779

Earnings per share attributable to Green Plains:
Basic	$0.28	$0.19	$4.37	$1.44		$0.39
Diluted	$0.28	$0.18	$3.96	$1.26		$0.39

Other Data: (Non-GAAP)
EBITDA (unaudited and in thousands)	$174,428	$127,781	$352,477	$156,492	`	$115,505

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data (in thousands):
Cash and cash equivalents	$304,211	$384,867	$425,510	$272,027	$254,289
Current assets	1,000,576	912,577	903,415	633,305	568,035
Total assets	2,506,492	1,917,920	1,821,062	1,532,045	1,349,734
Current liabilities	594,946	438,669	511,540	409,197	432,384
Long-term debt	782,610	432,139	399,440	480,746	362,549
Total liabilities	1,527,301	959,011	1,023,613	986,687	859,232
Stockholders' equity	979,191	958,909	797,449	545,358	490,502

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

The following table reconciles net income to EBITDA for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012

Net income	$30,491	$15,228	$159,504	$43,391	$11,763
Interest expense	51,851	40,366	39,908	33,357	37,521
Income tax expense	7,860	6,237	90,926	28,890	13,393
Depreciation and amortization	84,226	65,950	62,139	50,854	52,828
EBITDA (unaudited)	$174,428	$127,781	$352,477	$156,492	$115,505

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis includes information management believes is relevant to understand and assess our consolidated financial condition and results of operations. This section should be read in conjunction with our consolidated financial statements, accompanying notes and the risk factors contained in this report.

Overview

Green Plains is an Iowa corporation, founded in June 2004 as an ethanol producer. We have grown through acquisitions of operationally efficient ethanol production facilities and adjacent commodity processing businesses, and are focused on generating stable operating margins through our diversified business segments and risk management strategy. We own and operate assets throughout the ethanol value chain: upstream, with grain handling and storage; through our ethanol production facilities; and downstream, with marketing and distribution services, to mitigate commodity price volatility, which differentiates us from companies focused only on ethanol production. Our other businesses leverage our supply chain, production platform and expertise.

Our profitability is highly dependent on commodity prices, particularly for ethanol, distillers grains, corn oil, corn,  natural gas and cattle. Since market price fluctuations of these commodities are not always correlated, our operations may be unprofitable at times. We use a variety of risk management tools and hedging strategies to monitor price risk exposure at each of our plants and lock in favorable margins or reduce production when margins are compressed. Our adjacent businesses integrate complementary but more predictable revenue streams that diversify our operations and profitability.

More information about our business, properties and strategy can be found under Item 1 – Business and a description of our risk factors can be found under Item 1A – Risk Factors.

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

Domestic ethanol production increased to an estimated 15.3 billion gallons in 2016 from 14.8 billion gallons in 2015, according to the EIA. Production capacity grew predominantly through plant optimization and expansions versus new construction projects. There were 213 ethanol plants with total production capacity of 15.8 bgy as of December 1, 2016, compared with 216 ethanol plants with production capacity of 15.7 bgy one year ago according to the Renewable Fuels Association.

Ethanol consumption is correlated with consumer gasoline demand, which reached a ten-year high in 2016 in the U.S. of 143.2 billion gallons. Ethanol accounted for approximately 10% of the U.S. gasoline market in 2016, or 14.2 billion gallons, up from 13.9 billion gallons in 2015. Ethanol is used by oil refiners, integrated oil companies and gasoline retailers to reduce vehicle emissions and increase octane levels. Despite trading at a premium to gasoline for most of 2016, ethanol continued to be the most economical oxygenate over Gulf Coast alkylate and reformate substitutes, and the most affordable source of octane over Gulf Coast 93 and toluene substitutes.

Increased automaker approval, consumer acceptance and availability of higher ethanol blends such as E15 also helped to support domestic demand. Automakers have explicitly approved the use of E15 in more than 70% of 2016 models sold in the

United States. In 2014, a broad U.S. ethanol industry group formed Prime the Pump, a nonprofit organization, to invest private funds into retail gasoline infrastructure to increase the number of retail outlets offering higher blends of ethanol. In 2015, the USDA provided funding through the Biofuel Infrastructure Partnership, adding to the private funds provided by ethanol industry participants. There were 627 retail fuel stations in 28 states offering E15 to consumers as of January 24, 2017.

Federal mandates supporting the use of renewable fuels are also a significant driver of ethanol demand in the United States. Ethanol policies are influenced by environmental concerns and an interest in reducing the country’s dependence on foreign oil. When RFS II was established in October 2010, the required volume of conventional renewable fuel to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply (ethanol production) and demand (usage of ethanol blends in older vehicles). On November 23, 2016, the EPA announced the final 2017 renewable volume obligations for conventional ethanol, which met the 15.0-billion-gallon congressional target for the first time, up from 14.5 billion gallons in 2016 and 14.05 billion gallons in 2015. The 2017 renewable volume obligations are pending final review by the incoming presidential administration.

Global Ethanol Supply and Demand

The United States and Brazil account for more than 80% of all ethanol production worldwide, according to the USDA. Global production increased to 25.7 billion gallons in 2015 from approximately 24.6 billion gallons in 2014, according to the Renewable Fuels Association. The United States has been the world’s largest producer and consumer of ethanol since 2010. Approximately 7% of the ethanol produced domestically is marketed worldwide and competes globally with other sources of octane and oxygenates.

Demand for cleaner, more sustainable transportation fuel is growing worldwide. Ethanol has become a crucial component of the global fuel supply as an economical oxygenate and source of octanes. According to the Global Renewable Fuels Alliance, 35 countries, including the EU which is regulated by a single policy with specific national targets for each country, have mandates or planned targets in place for blending ethanol and biodiesel with transportation fuels to reduce harmful emissions. As countries establish mandates or raise their required blend percentages, new export opportunities for U.S. producers are likely to emerge.

Government actions abroad can have a significant impact on the ethanol industry. For example, China indicated its intention to raise its 5% tariff on U.S. and Brazil fuel ethanol to 30%, effective January 1, 2017. Although the ethanol export markets are affected by competition from other ethanol exporters, particularly Brazil, and in spite of the actions by China, we believe exports will remain active in 2017.

Overall, the U.S. ethanol industry is producing at levels to meet current domestic and export demand. According to the EIA, in 2016, U.S. net exports were approximately 1.0 billion gallons. Brazil and Canada remained the two largest export destinations for U.S. ethanol, which accounted for 26% and 25%, respectively, of U.S. ethanol exports. China, India and the Philippines accounted for 17%, 8% and 5%, respectively, of U.S. ethanol exports.

Co-Product Supply and Demand

According to the USDA, the United States produced approximately 48 million tons of distillers grains resulting from ethanol production in 2016, of which 11.5 million tons were exported. Approximately 70% of the volume went to the following six countries, China, Mexico, Vietnam, South Korea, Turkey and Thailand, which accounted for 21%, 17% 10%, 8%, 7% and 7% of domestic exports, respectively.

Legislation and Regulation

In the United States, the federal government mandates the use of renewable fuels under RFS II, which has been a driving factor in the growth of domestic ethanol usage. The EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total fuel sales. In November 2016, the EPA announced the final 2017 renewable volume obligations for conventional ethanol of 15.0 billion gallons.

Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. In November 2016, the EPA also proposed denying a petition to change the point of obligation under RFS II to the parties that own the gasoline before it is sold. In December 2016, the EPA extended the comment period to February 2017.

The point of obligation does not directly impact ethanol producers; however, moving the point of obligation could indirectly affect ethanol producers.

In January 2017, the Trump administration imposed a government-wide freeze on new and pending regulations, which included the 2017 renewable volume obligations that was originally intended to go into effect on February 10, 2017. Regulatory freezes are a common practice during a change in administration and we believe the current administration will continue to be supportive of ethanol in accordance with the current laws.

Consumer acceptance of E15 and E85 fuels and flex-fuel vehicles is one factor that may be necessary before ethanol can achieve significant growth in U.S. market share. Another important factor is a waiver in the Clean Air Act, known as the “One-Pound Waiver,” which allows E10 blends during the summer months, even though it exceeds the Reid vapor pressure limitation of 9 pounds per square inch. The One-Pound Waiver does not apply to E15, even though it has similar physical properties to E10. Industry groups are focused on securing the One-Pound Waiver for E15.

The U.S. ethanol industry relies heavily on tank cars to deliver its product to market. The company leases approximately 3,300 tank cars, including 3,100 leased by our partnership to transport ethanol. On May 1, 2015, the DOT finalized the Enhanced Tank Car Standard and Operational Controls for High-Hazard and Flammable Trains, or DOT specification 117, which established a schedule to retrofit or replace older tank cars that carry crude oil and ethanol, braking standards intended to reduce the severity of accidents and new operational protocols. The final rule may increase our lease costs for railcars over the long term. Additionally, existing railcars may be out of service for a period of time while upgrades are made, tightening supply in an industry that is highly dependent on railcars to transport product. We intend to strategically manage our leased railcar fleet to comply with the new regulations. Currently, all of our railcar leases expire prior to the retrofit deadline of May 1, 2023.

In September 2015, the FDA issued rules for Current Good Manufacturing Practice, Hazard Analysis and Risk-Based Preventative Controls for food for animals in response to FSMA. The rules require FDA-registered food facilities to address safety concerns for sourcing, manufacturing and shipping food products and food for animals through food safety programs and plans, which includes conducting hazard analyses, developing risk-based preventative controls and monitoring, and addressing intentional adulteration, recalls, sanitary transportation and supplier verification. We believe we have taken sufficient measures to comply with these regulations.

On January 1, 2017, all medically important antimicrobials intended for use in animal feed that were once available over-the-counter became veterinary feed directive drugs, requiring written orders from a licensed veterinarian to purchase and use on or in livestock feed under the October 2015 revised Veterinary Feed Directive rule. Our cattle feedlot operation obtained all necessary prescriptions from a licensed veterinarian to use certain veterinary feed directive drugs, as appropriate.

On January 18, 2017, Valero Energy Corporation filed an action against the EPA, seeking to compel the EPA to perform certain non-discretionary duties required by the RFS program under the Clean Air Act. Within the filed action, Valero claims the EPA has failed to perform these duties, namely periodic reviews of the feasibility of achieving compliance with the requirements and the impact of the requirements on each individual and entity regulated under the program, i.e, point of obligation, since 2010. Valero has requested an injunction, which if granted would require the EPA to promptly conduct rulemaking to ensure the requirements of the program are met.

Variability of Commodity Prices

Our business is highly sensitive to commodity price fluctuations, particularly for corn, ethanol, corn oil, distillers grains,  natural gas and cattle, which are impacted by factors that are outside of our control, including weather conditions, corn yield, changes in domestic and global ethanol supply and demand, government programs and policies and the price of crude oil, gasoline and substitute fuels. We use various financial instruments to manage and reduce our exposure to price variability. For more information about our commodity price risk, refer to Item 7A. - Qualitative and Quantitative Disclosures About Market Risk, Commodity Price Risk in this report.

During periods of commodity price variability or compressed margins, we may reduce or cease operations at certain ethanol plants. Slowing down production increases the ethanol yield per bushel of corn, optimizing cash flow in lower margin environments. In 2016, our ethanol facilities ran at approximately 90% of our daily average capacity, largely due to the low margin environment during the first half of the year driven by historically low crude oil prices resulting from record world supply.

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

Sales of products including agricultural commodities, cattle and vinegar, are recognized when title of product and risk of loss are transferred to the customer, which depends on the terms of the agreement. The sales terms provide passage of title when shipment is made or the commodity is delivered and the customer has agreed to final weights, grades and settlement prices. Revenues related to grain merchandising are presented gross and include shipping and handling, which is also a component of cost of goods sold. Revenue from grain storage is recognized when services are rendered.

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

Carrying Value of Intangible Assets

Our intangible assets consist of trademarks, customer relationships, research and development technology and licenses acquired through acquisitions. These assets were capitalized at their fair value at the date of the acquisition and are being amortized over their estimated useful lives.

Impairment of Long-Lived Assets and Goodwill

Our long-lived assets consist of property and equipment and intangible assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. We measure recoverability by comparing the carrying amount of the asset with the estimated undiscounted future cash flows the asset is expected to generate. If the carrying amount of the asset exceeds its estimated future cash flows, we record an impairment charge for the amount in excess of the fair value. There were no material impairment charges recorded for the periods reported.

Our goodwill is related to certain acquisitions within our ethanol production, food and food ingredient and partnership segments. We review goodwill at the segment level for impairment at least annually or more frequently whenever events or changes in circumstances indicate that an impairment may have occurred.

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

Derivative Financial Instruments

We use various derivative financial instruments to minimize the adverse effect price changes related to corn, ethanol, natural gas and cattle may have on our operating results. We monitor and manage this exposure as part of our overall risk management policy. These commodities may be hedged to mitigate risk, however, there may be situations when these hedging activities themselves result in losses.

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

Certain qualifying derivatives related to the ethanol production and agribusiness and energy services segments are designated as cash flow hedges. We evaluate the derivative instrument to determine its effectiveness prior to entering into cash flow hedges. Ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until the gain or loss from the underlying hedged transaction is realized. When it becomes probable a forecasted transaction will not occur, the cash flow hedge treatment is discontinued. These derivative financial instruments are recognized in current assets or other current liabilities at fair value.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than the operating leases, which are entered into during the ordinary course of business and disclosed in the Contractual Obligations section below.

Components of Revenues and Expenses

Revenues.  For our ethanol production segment, our revenues are derived primarily from the sale of ethanol, distillers grains and corn oil. For our agribusiness and energy services segment, sales of ethanol, distillers grains and corn oil that we market for our ethanol plants, sales of ethanol we market for a third-party and sales of grain and other commodities purchased in the open market represent our primary sources of revenue. Revenues include net gains or losses from derivatives related to the products sold. For our food and food ingredients segment, the sale of cattle and vinegar are our primary sources of revenue. For our partnership segment, our revenues consist primarily of fees for receiving, storing, transferring and transporting ethanol and other fuels.

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

For our agribusiness and energy services segment, purchases of ethanol, distillers grains, corn oil and grain are the primary component of cost of goods sold. Grain inventories held for sale and forward purchase and sale contracts are valued at market prices when available or other market quotes adjusted for differences, such as transportation, between the exchange-traded market and local markets where the terms of the contracts are based. Changes in the market value of grain inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts are recognized as a component of cost of goods sold.

For our food and food ingredients segment, the cattle feedlot operation includes costs of cattle, feed and veterinary supplies, direct labor and feedlot overhead, which are accumulated as inventory and included as a component of cost of goods sold when the cattle are sold. Direct labor includes compensation and related benefits of non-management personnel involved in the feedlot operation. Feedlot overhead costs include feedlot utilities, repairs and maintenance and yard expenses. For the vinegar operation, cost of goods sold includes direct labor, materials and plant overhead costs. Direct labor includes compensation and related benefits of non-management personnel involved in vinegar operations. Overhead consists primarily of plant utilities and outbound freight charges. Food-grade ethanol is the most significant raw material cost.

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

Results of Operations

Comparability

The following summarizes various events that affect the comparability of our operating results for the past three years:

• June 2014	Kismet, Kansas cattle feedlot business was acquired
• July 2015	Green Plains Partners completed its IPO
• October 2015	Hopewell, Virginia ethanol plant was acquired
• November 2015	Hereford, Texas ethanol plant was acquired
• January 2016	Partnership acquired certain storage and transportation assets of the Hereford and Hopewell ethanol plants
• April 2016	Increased ownership of BioProcess Algae and began consolidating within our consolidated financial statements
• September 2016	Madison, Illinois, Mount Vernon, Indiana, and York, Nebraska ethanol plants were acquired and the partnership acquired certain storage assets of the these plants
• October 2016	Fleischmann’s Vinegar Company was acquired

The year ended December 31, 2014, includes approximately six months of operations at our Kansas cattle feedlot business. The year ended December 31, 2015, includes approximately two months of operations at our Hereford plant. Our Hopewell plant, which was not operational at the time of its acquisition, resumed ethanol production on February 8, 2016. The year ended December 31, 2016, includes approximately nine months of consolidated operations of BioProcess Algae, and approximately three months of operations at the Madison, Mount Vernon, and York ethanol plants and Fleischmann’s Vinegar Company.

Segment Results

As a result of acquisitions during the year, we implemented segment organizational changes during the fourth quarter of 2016, whereby we now report the financial and operating performance for the following four operating segments: (1) ethanol production, which includes the production of ethanol, distillers grains and corn oil, (2) agribusiness and energy services, which includes grain handling and storage and marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and food ingredients, which includes the vinegar operations and cattle feedlot operations and (4) partnership, which includes fuel storage and transportation services. Prior periods have been reclassified to conform to the revised segment presentation.

Under GAAP, when transferring assets between entities under common control, the entity receiving the net assets initially recognizes the carrying amounts of the assets and liabilities at the date of transfer. The transferee’s prior period financial statements are restated for all periods its operations were part of the parent’s consolidated financial statements. On July 1, 2015, Green Plains Partners received ethanol storage and railcar assets and liabilities in a transfer between entities under common control. Effective January 1, 2016, the partnership acquired the storage and transportation assets of the Hereford and Hopewell production facilities in a transfer between entities under common control and entered into amendments to the related commercial agreements with Green Plains Trade. The transferred assets and liabilities are recognized at our historical cost and reflected retroactively in the segment information of the consolidated financial statements presented in this Form 10-K. The partnership’s assets were previously included in the ethanol production and agribusiness and energy services segments. Expenses related to the ethanol storage and railcar assets, such as depreciation, amortization and railcar lease expenses, are also reflected retroactively in the following segment information. There are no revenues related to the operation of the ethanol storage and railcar assets in the partnership segment prior to their respective transfers to the partnership, when the related commercial agreements with Green Plains Trade became effective.

Corporate activities incudes selling, general and administrative expenses, consisting primarily of compensation, professional fees and overhead costs not directly related to a specific operating segment. When we evaluate segment performance, we review the following operating segment information as well as earnings before interest, income taxes, depreciation and amortization, or EBITDA.

During the normal course of business, our operating segments do business with each other. For example, our agribusiness and energy services segment procures grain and natural gas and sells products, including ethanol, distillers grains and corn oil of our ethanol production segment. Our partnership segment provides fuel storage and transportation services for our agribusiness and energy services segment. These intersegment activities are treated like third-party transactions with origination, marketing and storage fees charged at estimated market values. Consequently, these transactions affect segment performance; however, they do not impact our consolidated results since the revenues and corresponding costs are eliminated.

The selected operating segment financial information are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues:
Ethanol production:
Revenues from external customers (1)	$2,409,102	$2,063,172	$2,590,428
Intersegment revenues	-	-	-
Total segment revenues	2,409,102	2,063,172	2,590,428
Agribusiness and energy services:
Revenues from external customers (1)	675,446	674,719	607,323
Intersegment revenues	34,461	24,114	24,535
Total segment revenues	709,907	698,833	631,858
Food and food ingredients:
Revenues from external customers (1)	318,031	219,310	29,376
Intersegment revenues	150	75	-
Total segment revenues	318,181	219,385	29,376
Partnership:
Revenues from external customers	8,302	8,388	8,484
Intersegment revenues	95,470	42,549	4,359
Total segment revenues	103,772	50,937	12,843
Revenues including intersegment activity	3,540,962	3,032,327	3,264,505
Intersegment eliminations	(130,081)	(66,738)	(28,894)
Revenues as reported	$3,410,881	$2,965,589	$3,235,611

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Year Ended December 31,
	2016	2015	2014
Cost of goods sold:
Ethanol production	$2,280,906	$1,939,824	$2,230,141
Agribusiness and energy services	650,538	639,470	555,200
Food and food ingredients	294,396	216,661	26,538
Partnership	-	-	-
Intersegment eliminations	(129,761)	(66,588)	(28,834)
	$3,096,079	$2,729,367	$2,783,045

	Year Ended December 31,
	2016	2015	2014
Operating income (loss):
Ethanol production	$28,125	$43,266	$285,579
Agribusiness and energy services	34,039	37,253	52,176
Food and food ingredients	16,436	(952)	1,200
Partnership	60,903	12,990	(19,975)
Intersegment eliminations	(170)	-	-
Corporate activities	(47,645)	(31,480)	(32,706)
	$91,688	$61,077	$286,274

Total assets by segment are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Total assets (1):
Ethanol production	$1,206,155	$1,004,342
Agribusiness and energy services	579,977	418,168
Food and food ingredients	406,429	110,775
Partnership	74,999	81,430
Corporate assets	257,652	314,068
Intersegment eliminations	(18,720)	(10,863)
	$2,506,492	$1,917,920

(1)	Asset balances by segment exclude intercompany payable and receivable balances.

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Consolidated Results

Consolidated revenues increased by $445.3 million in 2016 compared with 2015. Revenues were impacted by an increase in ethanol volumes sold, along with an increase in volumes of cattle sold, plus the addition of Fleischmann’s Vinegar during the fourth quarter. The increase in ethanol revenues was partially offset by a decrease in merchant trading activity volumes and lower average realized prices for grain.

Operating income increased by $30.6 million in 2016 compared with 2015 primarily due to increased cattle margins, partially offset by lower margins in ethanol production and an increase in corporate expenses. Interest expense increased by $11.5 million compared with 2015 due to higher average debt balances outstanding and higher average borrowing costs. Income tax expense increased by $1.6 million to $7.9 million in 2016 compared with 2015 due to higher pre-tax income.

The following discussion provides greater detail about our year-to-date segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Year Ended December 31,
	2016	2015
Ethanol sold
(thousands of gallons)	1,147,630	947,557
Distillers grains sold
(thousands of equivalent dried tons)	3,064	2,540
Corn oil sold
(thousands of pounds)	273,901	244,047
Corn consumed
(thousands of bushels)	401,065	332,417

Revenues in the ethanol production segment increased by $345.9 million in 2016 compared with 2015 primarily due to an increase in ethanol and corn oil volumes sold. The average price realized for ethanol was relatively unchanged in 2016 compared with 2015. The increased volumes produced was primarily due to increased production at our existing ethanol plants and the acquisition of the Hereford, Hopewell, Madison, Mount Vernon, and York ethanol plants, which produced approximately 185.3 mmg of ethanol and 26.0 million pounds of corn oil during the year ended December 31, 2016.

Cost of goods sold in the ethanol production segment increased by $341.1 million for 2016 compared with 2015 due to higher production volumes. Operating income for the ethanol production segment decreased by $15.1 million for 2016 compared with the same period in 2015 as a result of the factors identified above, as well as additional general and administrative expenses due to the additional ethanol plants acquired. Depreciation and amortization expense for the ethanol production segment was $68.7 million for the year ended December 31, 2016, compared with $55.6 million during 2015.

Agribusiness and Energy Services Segment

Revenues in the agribusiness and energy services segment increased by $11.1 million and operating income decreased by $3.2 million in 2016 compared with 2015. The increase in revenues was primarily due to an increase in ethanol and distillers grain trading activity, partially offset by a decrease in grain trading activity volumes and lower average realized prices. Operating income decreased primarily as a result of lower margins on merchant trading activity, partially offset by increased intersegment marketing and corn origination fees.

Food and Food Ingredients Segment

Revenues in our food and food ingredients segment increased by $98.8 million in 2016 compared with 2015. The increase in revenues was primarily due to an increase in cattle volumes sold as well as the acquisition of Fleischmann’s Vinegar, partially offset by lower average realized cattle prices.

Operating income for the food and food ingredients segment increased by $17.4 million in 2016 compared with 2015, primarily due to an increase in cattle margins, as well as the acquisition of Fleischmann’s Vinegar.

Partnership Segment

Revenues generated from the partnership’s storage and throughput agreement and rail transportation services agreement with Green Plains Trade, executed in connection with the IPO and effective beginning July 1, 2015, were $89.1 million for 2016 compared with $36.9 million for 2015. Increased revenues were attributable to a full year of commercial operations in 2016, as well as higher throughput volumes due to acquired ethanol storage assets and higher railcar volumetric capacity provided by the partnership to transport incremental production volumes. Revenues generated by trucking and terminal services increased $0.7 million in 2016 compared with 2015, primarily due to increased trucking volumes with Green Plains Trade and third parties.

Operating income for the partnership segment increased by approximately $47.9 million due to the increase in revenues above, partially offset by an increase in operations and maintenance expenses of $4.6 million for 2016, compared with the same period for 2015. The increase was primarily due to higher railcar lease expense as a result of an increased railcar fleet, partially offset by rate reductions; higher wages as a result of an increased railcar fleet and plant acquisitions; and higher general repairs and maintenance expense. General and administrative expenses increased $1.3 million in 2016 compared with 2015, primarily due to administrative costs incurred as a publicly traded entity.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $63.3 million for 2016 compared with 2015, due to the increase in transportation and storage fees paid to the partnership segment by the agribusiness and energy services segment of $52.2 million, as well as increased intersegment marketing and corn origination fees paid to the agribusiness and energy services segment by the ethanol production segment. Intersegment eliminations of operating income remained relatively unchanged in 2016 compared with 2015.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $16.2 million for 2016 compared with 2015, primarily due to an increase in personnel costs, an increase in transaction costs due to the acquisitions of the Abengoa ethanol plants and Fleischmann’s Vinegar and the consolidation of BioProcess Algae in the corporate activities’ segment.

Income Taxes

We recorded income tax expense of $7.9 million for 2016 compared with $6.2 million in 2015. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 20.5% for 2016 compared with 29.1% for 2015. The decrease in the effective tax rate was due primarily to the impact of the noncontrolling interest in the partnership on the consolidated financial results, as well as a change in estimate related to our filing positions in various jurisdictions.

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Consolidated Results

Consolidated revenues decreased by $270.0 million in 2015 compared with 2014. Revenues were impacted by a decrease in ethanol, distillers grains, and other grains average realized prices, partially offset by increased merchant trading activity volumes of grains and the acquisition of the cattle feedlot operation in June 2014.

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

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Year Ended December 31,
	2015	2014
Ethanol sold
(thousands of gallons)	947,557	966,176
Distillers grains sold
(thousands of equivalent dried tons)	2,540	2,670
Corn oil sold
(thousands of pounds)	244,047	234,632
Corn consumed
(thousands of bushels)	332,417	343,892

Revenues in the ethanol production segment decreased by $527.3 million in 2015 compared with 2014 primarily due to lower average ethanol and distillers grains prices, as well as lower volumes produced and sold. The average price realized for ethanol was 32% lower in 2015 compared with 2014. The ethanol production segment produced 947.6 mmg of ethanol, representing approximately 91% of daily average production capacity, during 2015. During 2015, we sold 244.0 million pounds of corn oil compared with 234.6 million pounds in 2014. The average price realized for corn oil was 21% lower in 2015 compared with 2014.

Cost of goods sold in the ethanol production segment decreased by $290.3 million for 2015 compared with 2014. The decrease is due to a decrease in corn consumption of approximately 11.5 million bushels, as well as a 10% decrease in the average cost per bushel during 2015 compared with 2014. As a result of the factors identified above, operating income for the ethanol production segment decreased by $242.3 million for 2015 compared with the same period in 2014. Depreciation and amortization expense for the ethanol production segment was $55.6 million for the year ended December 31, 2015, compared with $53.5 million during 2014.

Agribusiness and Energy Services Segment

Revenues in the agribusiness and energy services segment increased by $67.0 million and operating income decreased by $14.9 million in 2015 compared with 2014. Revenues were impacted by an increase in distillers grains, other grains and natural gas revenues, partially offset by a decrease in ethanol revenues. Distillers grains, other grains, and natural gas revenues increased as a result of increased volumes sold, partially offset by lower average realized prices. Ethanol revenues decreased as a result of lower average realized prices, partially offset by an increase in volumes sold. Operating income decreased primarily as a result of lower margins on merchant trading activity.

Food and Food Ingredients Segment

Revenues in our food and food ingredients segment increased by $190.0 million and operating income decreased by $2.2 million in 2015 compared with 2014. Revenues increased as a result of the cattle feedlot operation that was acquired during the second quarter of 2014. Operating income decreased as a result of a decrease in cattle margins.

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

Operating income for the partnership segment increased by approximately $33.0 million due to the increase in revenues above, partially offset by an increase in operations and maintenance expenses of $3.2 million for 2015, compared with the same period for 2014. The increase was primarily due to increased railcar lease expenses, wages and fuel costs associated with our partnership’s trucking company, related to an increase in the number of trucks in service and locations where our partnership’s trucking company does business. This was partially offset by a decrease in throughput unloading fees.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $37.8 million for 2015 compared with 2014, due to the transportation and storage fees paid to the partnership segment by the agribusiness and energy services segment of $36.9 million as a result of the IPO. There were no intersegment eliminations of operating income for 2015 or 2014.

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

On December 31, 2016, we had $304.2 million in cash and equivalents, excluding restricted cash, consisting of $189.0 million held at our parent company and the remainder at our subsidiaries. We also had $120.8 million available under our revolving credit agreements, some of which were subject to restrictions or other lending conditions. Funds held by our subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At December 31, 2016, our subsidiaries had approximately $835.0 million of net assets that were not available to us in the form of dividends, loans or advances due to restrictions contained in their credit facilities.

Net cash provided by operating activities was $83.0 million in 2016 compared with $10.2 million in 2015. Operating activities compared to the prior year were primarily affected by changes in working capital and higher adjustments for deferred income tax expense in the comparable period of the prior year. Working capital increased for the twelve months ended December 31, 2016, as an increase in accounts receivable, inventories, and derivative financial instruments were partially offset by an increase in accounts payable and accrued liabilities. Net cash used by investing activities was $572.6 million in 2016, due primarily to the acquisitions of the Abengoa ethanol plants and Fleischmann’s Vinegar, along with capital expenditures at our existing ethanol plants. Net cash provided by financing activities was $409.0 million in 2016 due primarily to our issuance of $170 million of 4.125% convertible senior notes in August 2016 and a new $130 million term loan and $5 million borrowed under a new $15 million revolving credit facility to partially fund the acquisition of Fleischmann’s Vinegar. In addition, the partnership has made net borrowings of $129 million during the twelve months ended December 31, 2016, primarily to finance the acquisitions of the storage and transportation assets of the Hereford and Hopewell ethanol plants on January 1, 2016, and the Mount Vernon, Madison and York ethanol plants on September 23, 2016. Additionally, Green Plains Trade, Green Plains Cattle and Green Plains Grain use revolving credit facilities to finance working capital requirements. We frequently draw on and repay these facilities, which results in significant cash movements reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

We incurred capital expenditures of $56.4 million in 2016 for projects, including expansion projects of approximately $16.0 million for ethanol production capacity, leasehold improvements for the new corporate headquarters and various other maintenance projects. The current projected estimate for capital spending for 2017 is approximately $55.0 million, which is subject to review prior to the initiation of any projects. The budget includes additional expenditures for expansion projects at our operations, as well as expenditures for various other maintenance projects, and is expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

Our business is highly sensitive to the price of commodities, particularly for corn, ethanol, distillers grains, corn oil, natural gas and cattle. We use derivative financial instruments to reduce the market risk associated with fluctuations in commodity prices. Sudden changes in commodity prices may require cash deposits with brokers for margin calls or significant liquidity with little advanced notice to meet margin calls, depending on our open derivative positions. On December 31, 2016, we had $50.6 million in margin deposits for broker margin requirements. We continuously monitor our exposure to margin calls and believe we will continue to maintain adequate liquidity to cover margin calls from our operating results and borrowings.

We have paid a quarterly cash dividend since August 2013 and anticipate declaring a cash dividend in future quarters on a regular basis. Future declarations of dividends, however, are subject to board approval and may be adjusted as our liquidity, business needs or market conditions change. On February 8, 2017, our board of directors declared a quarterly cash dividend of $0.12 per share. The dividend is payable on March 17, 2017, to shareholders of record at the close of business on February 24, 2017.

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement requires us to distribute all available cash, as defined, to our partners within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. On January 23, 2017, the board of directors of the general partner of the partnership declared a cash distribution of $0.43 per unit on outstanding common and subordinated units. The distribution is payable on February 14, 2017, to unitholders of record at the close of business on February 3, 2017.

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We repurchased 323,290 shares of common stock for approximately $6.0 million during the second quarter of 2016. To date, we have repurchased 514,990 shares of common stock for approximately $10.0 million under the program.

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

On December 22, 2016, we filed an automatically effective shelf registration statement on Form S-3 with the SEC, registering an indeterminate number of shares of common stock, warrants and debt securities.

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

We were in compliance with our debt covenants at December 31, 2016. Based on our forecasts and the current margin environment, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.

Effective January 1, 2016, we adopted ASC 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,  which resulted in the reclassification of approximately $11.4 million from other assets to long-term debt within the balance sheet as of December 31, 2015. As of December 31, 2016, there was $16.9 million of debt issuance costs recorded as a direct reduction of the carrying value of our long-term debt.

Ethanol Production Segment

Green Plains Processing has a $345 million senior secured credit facility. The term loan is secured by twelve of our ethanol production facilities and matures in June of 2020. At December 31, 2016, the outstanding principal balance was $301.1 million and our interest rate was 6.5%. Our scheduled principal payments are $0.9 million each quarter. Available excess cash flow may be distributed to us after a quarterly excess cash flow payment is made to the lenders, subject to certain limitations, as defined in the loan agreement.

We also have small equipment financing loans, capital leases on equipment or facilities, and other forms of debt financing.

Agribusiness and Energy Services Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. The facility matures in July of 2019. This facility can be increased by up to $75.0 million with agent approval and up to $50.0 million for seasonal borrowings. Total commitments outstanding under the facility cannot exceed $250.0 million. At December 31, 2016, the outstanding principal balance was $102.0 million and our interest rate was 4.5%.

Green Plains Trade has a $150.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. The facility matures in November of 2019. This facility can be increased by up to $75.0 million with agent approval. At December 31, 2016, the outstanding principal balance was $125.7 million and our interest rate was 3.7%.

Food and Food Ingredients Segment

Green Plains Cattle has a $100.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. The facility matures in October of 2017. This facility can be increased by up to $50.0 million with agent approval. At December 31, 2016, the outstanding principal balance was $63.5 million and our interest rate was 2.9%.

On October 3, 2016, through certain of our subsidiaries, we partially financed our acquisition of Fleischmann’s Vinegar using borrowings under a new credit agreement with a group of lenders, consisting of a term loan and a revolving loan commitment. We borrowed $130.0 million under the term loan. The term loan principal is scheduled to be repaid in installments of $325,000 per quarter beginning December 31, 2016 through September 30, 2022, with a final balloon payment of $122.2 million on October 3, 2022. The revolving loan commitment provides for principal borrowings of up to $15 million through October 3, 2022. We initially borrowed $5.0 million under the revolving loan commitment. At December 31, 2016, the outstanding principal balances were $129.7 million and $4.0 million on the term loan and revolving loan, respectively, and our interest rate on each of the loans was 8.0%.

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a $155.0 million secured revolving credit facility to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. This credit facility was amended on September 16, 2016, increasing the revolving credit facility available from $100.0 million to $155.0 million. The amended facility can be increased by up to $100.0 million without the consent of the lenders. The facility matures in July of 2020. At December 31, 2016, the outstanding principal balance was $129.0 million on the facility and our interest rate was 3.4%.

Corporate Activities

In August 2016, we issued $170.0 million of 4.125% convertible senior notes due in 2022, or 4.125% notes, which are senior, unsecured obligations with interest payable on March 1 and September 1 of each year. Prior to March 1, 2022, the 4.125% notes are not convertible unless certain conditions are satisfied. The initial conversion rate is 35.7143 shares of common stock per $1,000 of principal which is equal to a conversion price of approximately $28.00 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, including when the quarterly cash dividend exceeds $0.12 per share. We may settle the 4.125% notes in cash, common stock or a combination of cash and common stock.

In September 2013, we issued $120.0 million of 3.25% convertible senior notes due in 2018, or 3.25% notes, which are senior, unsecured obligations with interest payable on April 1 and October 1 of each year. Prior to April 1, 2018, the 3.25% notes are not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment upon the occurrence of certain events, including when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted as of December 31, 2016 to 49.4123 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $20.24 per share. We may settle the 3.25% notes in cash, common stock or a combination of cash and common stock.

Contractual Obligations

Contractual obligations as of December 31, 2016 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term and short-term debt obligations (1)	$ 1,174,160	$ 330,281	$ 132,408	$ 395,670	$ 315,801
Interest and fees on debt obligations (2)	215,935	58,285	87,797	47,342	22,511
Operating lease obligations (3)	115,257	35,170	42,950	16,484	20,653
Other	8,678	1,744	1,621	2,319	2,994
Purchase obligations
Forward grain purchase contracts (4)	298,077	287,506	6,654	2,000	1,917
Other commodity purchase contracts (5)	206,352	206,352	-	-	-
Other	28,106	9,880	18,226	-	-
Total contractual obligations	$ 2,046,565	$ 929,218	$ 289,656	$ 463,815	$ 363,876

(1)	Includes the current portion of long-term debt and excludes the effect of any debt discounts and issuance costs.
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

Interest Rate Risk

We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or LIBOR. A 10% increase in interest rates would affect our interest cost by approximately $4.6 million per year. At December 31, 2016, we had $1.1 billion in debt, $843.8 million of which had variable interest rates.

See Note 11 – Debt included as part of the notes to consolidated financial statements for more information about our debt.

Commodity Price Risk

Our business is highly sensitive to commodity price risk, particularly for ethanol, distillers grains, corn oil, corn, natural gas and cattle. Corn prices are affected by weather conditions, yield, changes in domestic and global supply and demand, and government programs and policies. Natural gas prices are influenced by severe weather in the summer and winter and hurricanes in the spring, summer and fall. Other factors include North American energy exploration and production, and the amount of natural gas in underground storage during injection and withdrawal seasons. Ethanol prices are sensitive to world crude oil supply and demand, the price of crude oil, gasoline and corn, the price of substitute fuels, refining capacity and utilization, government regulation and consumer demand for alternative fuels. Distillers grains prices are impacted by livestock numbers on feed, prices for feed alternatives and supply, which is associated with ethanol plant production.

To reduce the risk associated with fluctuations in the price of corn, natural gas, ethanol, distillers grains, corn oil and cattle, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade and the New York Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa.

Ethanol Production Segment

In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. Our results are impacted when there is a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. For the year ended December 31, 2016, revenues included net losses of $2.0 million and cost of goods sold included net losses of $32.7 million associated with derivative instruments.

Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on December 31, 2016, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	1,470,000	Gallons	$136,768
Corn	524,000	Bushels	$116,325
Distillers grains	4,100	Tons (2)	$22,241
Corn Oil	340,000	Pounds	$6,547
Natural gas	41,700	MMBTU	$6,622

(1)	Estimated volumes reflect anticipated expansion of production capacity at our ethanol plants and assumes production at full capacity.
(2)	Distillers grains quantities are stated on an equivalent dried ton basis.

Agribusiness and Energy Services Segment

In the agribusiness and energy services segment, our inventories, physical purchase and sale contracts and derivatives are marked to market. To reduce commodity price risk caused by market fluctuations for purchase and sale commitments of grain and grain held in inventory, we enter into exchange-traded futures and options contracts that serve as economic hedges.

The market value of exchange-traded futures and options used for hedging are highly correlated with the underlying market value of grain inventories and related purchase and sale contracts for grain. The less correlated portion of inventory and purchase and sale contract market values, known as basis, is much less volatile than the overall market value of exchange-traded futures and tends to follow historical patterns. We manage this less volatile risk by constantly monitoring our position relative to the price changes in the market. Inventory values are affected by the month-to-month spread in the futures markets. These spreads are also less volatile than overall market value of our inventory and tend to follow historical patterns, but cannot be mitigated directly. Our accounting policy for futures and options, as well as the underlying inventory held for sale and purchase and sale contracts, is to reflect their current market values and include gains and losses in the consolidated statement of income.

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $537 thousand for grain at December 31, 2016. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $33 thousand.

Food and Food Ingredients Segment

In the food and food ingredients segment, our inventories, physical purchase and sale contracts and derivatives are marked to market. To reduce commodity price risk caused by market fluctuations for purchase and sale commitments of cattle, we enter into exchange-traded futures and options contracts that serve as economic hedges.

The market value of exchange-traded futures and options used for hedging are highly correlated with the underlying market value of purchase and sale contracts for cattle. The less correlated portion of inventory and purchase and sale contract market values, known as basis, is much less volatile than the overall market value of exchange-traded futures and tends to follow historical patterns. We manage this less volatile risk by constantly monitoring our position relative to the price changes in the market. Inventory values are affected by the month-to-month spread in the futures markets. These spreads are also less volatile than overall market value of our inventory and tend to follow historical patterns, but cannot be mitigated directly. Our accounting policy for futures and options, as well as the underlying inventory held for sale and purchase and sale contracts, is to reflect their current market values and include gains and losses in the consolidated statement of income.

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $5.6 million for cattle at December 31, 2016. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $0.4 million.

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

Under the supervision of and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2016, based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We completed the acquisition of three ethanol plants from Abengoa S.A. on September 23, 2016 and the acquisition of SCI, the holding company of Fleischmann’s Vinegar Company Inc., on October 3, 2016 (collectively, the acquired businesses), and management excluded from its assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2016, the acquired businesses’ internal control over financial reporting associated with the acquired assets which represent approximately 22% of the company’s consolidated total assets and approximately 4% of the company’s consolidated total revenues as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of the company also excluded an evaluation of the internal control over financial reporting of the acquired businesses.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016. KMPG LLP, an independent registered public accounting firm, has audited and issued a report on our internal control over financial reporting as of December 31, 2016, which is included in this report.

Changes in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. During the three months ended December 31, 2016, we acquired Fleischmann’s Vinegar, resulting in process changes and, therefore, changes in internal control over financial reporting. We have not identified any other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Green Plains Inc. and subsidiaries:

We have audited Green Plains Inc. and subsidiaries’ (the company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The company completed the acquisition of three ethanol plants from Abengoa S.A. on September 23, 2016 and the acquisition of SCI, the holding company of Fleischmann’s Vinegar Company Inc., on October 3, 2016 (collectively, the acquired businesses), and management excluded from its assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2016, the acquired businesses’ internal control over financial reporting associated with the acquired assets which represent approximately 22% of the company’s consolidated total assets and approximately 4% of the company’s consolidated total revenues as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of the company also excluded an evaluation of the internal control over financial reporting of the acquired businesses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016,  and our report dated February 22, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Omaha, Nebraska
February 22, 2017

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information in our Proxy Statement for the 2017 Annual Meeting of Stockholders (“Proxy Statement”) under “Information about the Board of Directors and Corporate Governance,” “Proposal 1 – Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference.

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer and all other senior financial officers. Our code of ethics is available on our website at www.gpreinc.com in the “Investors – Corporate Governance” section. Amendments or waivers are disclosed within five business days following its adoption.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(1)  Financial Statements.  The following consolidated financial statements and notes are filed as part of this annual report on Form 10-K.

(2)  Financial Statement Schedules.  The following condensed financial information and notes are filed as part of this annual report on Form 10-K.

Page
Schedule I – Condensed Financial Information of the Registrant	F-36

All other schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)  Exhibits.  The following exhibits are incorporated by reference, filed or furnished as part of this annual report on Form 10-K.

Exhibit Index

Exhibit No.	Description of Exhibit
2.1(a)

Asset Purchase Agreement by and among Ethanol Holding Company, LLC, Green Plains Renewable Energy, Inc., Green Plains Wood River LLC and Green Plains Fairmont LLC dated November 1, 2013 (Incorporated by reference to Exhibit 2.1 of the company’s Current Report on Form 8-K filed November 25, 2013)

2.1(b)

Amendment to Asset Purchase Agreement by and among Ethanol Holding Company, LLC, Green Plains Renewable Energy, Inc., Green Plains Wood River LLC and Green Plains Fairmont LLC dated November 22, 2013 (Incorporated by reference to Exhibit 2.2 of the company’s Current Report on Form 8-K filed November 25, 2013)

2.2

Membership Interest Purchase Agreement between Murphy Oil USA, Inc. and Green Plains Inc. dated October 28, 2015 (certain exhibits and disclosure schedules to this agreement have been omitted; Green Plains will furnish such exhibits and disclosure schedules to the SEC upon request) (Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K dated November 12, 2015)

2.3(a)

Asset Purchase Agreement, dated June 12, 2016, by and among Green Plains Inc. and Abengoa Bioenergy of Illinois, LLC and Abengoa Bioenergy of Indiana, LLC (Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K dated June 13, 2016)

2.3(b)

Amended and Restated Asset Purchase Agreement, dated August 25, 2016, by and among Green Plains Inc. and Abengoa Bioenergy Company, LLC (Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K dated September 1, 2016)

2.4(a)

Asset Purchase Agreement, dated September 23, 2016, by and among Green Plains Inc., Green Plains Madison LLC, Green Plains Mount Vernon LLC, Green Plains York LLC, Green Plains Holdings LLC, Green Plains Partners LP, Green Plains Operating Company LLC, Green Plains Ethanol Storage LLC and Green Plains Logistics LLC (Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K dated September 26, 2016)

2.4(b)

Amended and Restated Asset Purchase Agreement, dated August 25, 2016, by and among Green Plains Inc., Abengoa BioEnergy of Illinois, LLC and Abengoa BioEnergy of Indiana, LLC (Incorporated by reference to Exhibit 2.2 to the company’s Current Report on Form 8-K dated September 26, 2016)

2.5

Stock Purchase Agreement, dated as of October 3, 2016, by and among Green Plains Inc., Green Plains II LLC, SCI Ingredients Holdings, Inc., Stone Canyon Industries LLC and other selling shareholders (Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K dated October 3, 2016)

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
4.4

Indenture relating to the 3.25% Convertible Senior Notes due 2018, dated as of September 20, 2013, between Green Plains Renewable Energy, Inc. and Willington Trust, National Association, including the form of Global Note attached as Exhibit A thereto (Incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed September 20, 2013)

4.5

Indenture relating to the 4.125% Convertible Senior Notes due 2022, dated as of August 15, 2016, between Green Plains Inc. and Wilmington Trust, National Association, including the form of Global Note attached as Exhibit A thereto (Incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed August 15, 2016)

*10.1

Amended and Restated Employment Agreement dated October 24, 2008, by and between the company and Jerry L. Peters (Incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K dated October 28, 2008)

*10.2	2007 Equity Incentive Plan (Incorporated by reference to Appendix A of the company’s Definitive Proxy Statement filed March 27, 2007)
10.3	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.53 of the company’s Registration Statement on Form S-4/A filed August 1, 2008)
*10.4(a)	Employment Agreement with Todd Becker (Incorporated by reference to Exhibit 10.54 of the company’s Registration Statement on Form S-4/A filed August 1, 2008)
*10.4(b)	Amendment No. 1 to Employment Agreement with Todd Becker, dated December 18, 2009. (Incorporated by reference to Exhibit 10.7(b) of the company’s Annual Report on Form 10-K filed February 24, 2010)
*10.5(a)	2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K dated May 11, 2009)
*10.5(b)	Amendment No. 1 to the 2009 Equity Incentive Plan (Incorporated by reference to Appendix A of the company’s Definitive Proxy Statement filed March 25, 2011)

*10.5(c)	Amendment No. 2 to the 2009 Equity Incentive Plan (Incorporated by reference to Appendix A of the company’s Definitive Proxy Statement filed March 29, 2013)
*10.5(d)	Form of Stock Option Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(b) of the company’s Annual Report on Form 10-K filed February 24, 2010)
*10.5(e)

Form of Restricted Stock Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(c) of the company’s Annual Report on Form 10-K/A (Amendment No. 1) filed February 25, 2010)

*10.5(f)	Form of Deferred Stock Unit Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(d) of the company’s Annual Report on Form 10-K filed February 24, 2010)
10.6(a)

Second Amended and Restated Revolving Credit and Security Agreement dated April 26, 2013 by and among Green Plains Trade Group LLC and PNC Bank, National Association (as Lender and Agent) (Incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.6(b)

Third Amended and Restated Revolving Credit and Security Agreement dated November 26, 2014 by and among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association (as Lender and Agent) (Incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed December 2, 2014)

10.6(c)

Second Amended and Restated Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.2(a) of the company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.6(d)

Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2(b) of the company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.6(e)

Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and BMO Harris Bank N.A. (Incorporated by reference to Exhibit 10.2(c) of the company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.6(f)

Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and Alostar Bank of Commerce (Incorporated by reference to Exhibit 10.2(d) of the company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.6(g)

Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and Bank of America (Incorporated by reference to Exhibit 10.2(e) of the company’s Quarterly Report on Form 10-Q filed May 2, 2013)

*10.7	Umbrella Short-Term Incentive Plan (Incorporated by reference to Appendix A of the company’s Proxy Statement filed April 3, 2014)
*10.8	Director Compensation effective May 11, 2016 (Incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)
*10.9	Employment Agreement dated March 4, 2011 by and between the company and Jeffrey S. Briggs (Incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed March 8, 2011)
*10.10

Employment Agreement dated March 4, 2011 by and between the company and Carl S. (Steve) Bleyl (Incorporated by reference to Exhibit 10.2 of the company’s Current Report on Form 8-K filed March 8, 2011)

10.11(a)

Credit Agreement dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc., BNP Paribas Securities Corp. as Lead Arranger, Rabo Agrifinance, Inc. as Syndication Agent, ABN AMRO Capital USA LLC as Documentation Agent and BNP Paribas as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed November 3, 2011)

10.11(b)

Security Agreement dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and BNP Paribas (Incorporated by reference to Exhibit 10.2 of the company’s Current Report on Form 8-K filed November 3, 2011)

10.11(c)

Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and Bank of Oklahoma (Incorporated by reference to Exhibit 10.3 of the company’s Current Report on Form 8-K filed November 3, 2011)

10.11(d)

Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 of the company’s Current Report on Form 8-K filed November 3, 2011)

10.11(e)

Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and Farm Credit Bank of Texas (Incorporated by reference to Exhibit 10.5 of the company’s Current Report on Form 8-K filed November 3, 2011)

10.11(f)

First Amendment to Credit Agreement dated January 6, 2012 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc., BNP Paribas and the Required Lenders (Incorporated by reference to Exhibit 10.26(k) of the company’s Annual Report on Form 10-K filed February 17, 2012)

10.11(g)

Second Amendment to Credit Agreement, dated October 26, 2012, by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex, Inc., BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.5 of the company’s Quarterly Report on Form 10-Q filed November 1, 2012)

10.11(h)

Third Amendment to Credit Agreement, dated August 27, 2013, by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex, Inc., BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q filed October 31, 2013)

10.11(i)

Fourth Amendment to Credit Agreement, dated August 8, 2014, by and among Green Plains Grain Company LLC (including in its capacity as successor by merger to Green Plains Essex Inc.), Green Plains Grain Company TN LLC, BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q filed October 30, 2014)

10.11(j)

Fifth Amendment to Credit Agreement, dated June 1, 2015, by and among Green Plains Grain Company LLC (including in its capacity as successor by merger to Green Plains Essex Inc.), Green Plains Grain Company TN LLC, BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.5 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.11(k)

Sixth Amendment to Credit Agreement, dated January 5, 2016, by and among Green Plains Grain Company LLC (including in its capacity as successor by merger to Green Plains Essex Inc.), Green Plains Grain Company TN LLC, BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.6 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.11(l)

Seventh Amendment to Credit Agreement, dated July 27, 2016, by and among Green Plains Grain Company LLC (including in its capacity as successor by merger to Green Plains Essex Inc.), Green Plains Grain Company TN LLC, BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.7 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

*10.12

Employment Agreement by and between Green Plains Renewable Energy, Inc. and Patrich Simpkins dated April 1, 2012 (Incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q filed May 1, 2014)

10.13(a)

Term Loan Agreement, dated as of June 10, 2014, among Green Plains Processing, LLC, as Borrower, the Lenders Party Hereto, BNP Paribas, as Administrative Agent and as Collateral Agent, and BMO Capital Markets and BNP Paribas Securities Corp., as Joint Lead Arrangers and Joint Book Runners (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated June 12, 2014)

10.13(b)	Guaranty - Green Plains Inc. (Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated June 12, 2014)
10.13(c)	Guaranty - Green Plains Processing Subsidiaries (Incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated June 12, 2014)
10.13(d)	Pledge Agreement (Incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K dated June 12, 2014)
10.13(e)	Security Agreement (Incorporated by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K dated June 12, 2014)
10.13(f)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Atkinson LLC (Incorporated by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K dated June 12, 2014)

10.13(g)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Central City LLC (Incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K dated June 12, 2014)

10.13(h)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Ord LLC (Incorporated by reference to Exhibit 10.8 to the company’s Current Report on Form 8-K dated June 12, 2014)

10.13(i)

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Bluffton LLC (Incorporated by reference to Exhibit 10.9 to the company’s Current Report on Form 8-K dated June 12, 2014)

10.13(j)

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Otter Tail LLC (Incorporated by reference to Exhibit 10.10 to the company’s Current Report on Form 8-K dated June 12, 2014)

10.13(k)

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Shenandoah LLC (Incorporated by reference to Exhibit 10.11 to the company’s Current Report on Form 8-K dated June 12, 2014)

10.13(l)

First Amendment to Term Loan Agreement, dated as of June 11, 2015, among Green Plains as Borrower, the Lenders Party Hereto, BNP Paribas, as Administrative Agent and as Collateral Agent, and BMO Capital Markets and BNP Paribas Securities Corp., as Joint Lead Arrangers and Joint Book Runners (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.13(m)

Second Amendment to Term Loan Agreement, dated as of June 11, 2015, by and between Green Plains Processing, BNP Paribas, as Administrative Agent and Collateral Agent and as a Lender (Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.13(n)	Joinder Agreement (Incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated June 16, 2015)
10.13(o)

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Fairmont LLC, as mortgagor, to and for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.13(p)

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Holdings II LLC, as mortgagor, to and for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.13(q)

Mortgage by and from Green Plains Holdings II LLC, as mortgagor, to and for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.13(r)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and from Green Plains Obion LLC, as trustor, to the trustee named therein for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.13(s)

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Superior LLC, as mortgagor, to and for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.8 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.13(t)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Wood River LLC, as trustor, to the trustee named therein for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.9 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.13(u)

Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Otter Tail LLC, as mortgagor, to and for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.10 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.13(v)

Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Bluffton LLC, as mortgagor, to and for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.11 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.13(w)

Amendment to Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Atkinson LLC, as trustor, to the trustee named therein for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.12 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.13(x)

Amendment to Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Central City LLC, as trustor, to the trustee named therein for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.13 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.13(y)

Amendment to Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Ord LLC, as trustor, to the trustee named therein for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.14 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.13(z)

Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Shenandoah LLC, as mortgagor, to and for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.15 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.14(a)

Credit Agreement dated December 3, 2014 among Green Plains Cattle Company, LLC, Bank of the West and ING Capital LLC, as Joint Administrative Agents, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated December 5, 2014)

10.14(b)

Security and Pledge Agreement dated December 3, 2014 among Green Plains Cattle Company, LLC, and Bank of the West and ING Capital LLC in their capacity as Joint Administrative Agents (Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated December 5, 2014)

10.15

Contribution, Conveyance and Assumption Agreement, dated July 1, 2015, by and among Green Plains Inc., Green Plains Obion LLC, Green Plains Trucking LLC, Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.16(a)

Omnibus Agreement, dated July 1, 2015, by and among Green Plains Inc., Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.16(b)

First Amendment to the Omnibus Agreement, dated January 1, 2016, by and among Green Plains Inc., Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (Incorporated by reference to Exhibit 10.22(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.16(c)

Second Amendment to the Omnibus Agreement, dated September 23, 2016, by and among Green Plains Inc., Green Plains Partners LP, Green Plains Holdings LLC and Green Plains Operating Company LLC (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated September 26, 2016)

10.17(a)

Operational Services and Secondment Agreement, dated July 1, 2015, by and between Green Plains Inc. and Green Plains Holdings LLC (Incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.17(b)

Amendment No. 1 to the Operational Services and Secondment Agreement, dated January 1, 2016, by and between Green Plains Inc. and Green Plains Holdings LLC (Incorporated by reference to Exhibit 10.23(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.17(c)

Amendment No. 2 to Operational Services and Secondment Agreement, dated September 23, 2016, between Green Plains Inc. and Green Plains Holdings LLC (Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated September 26, 2016)

10.18(a)

Rail Transportation Services Agreement, dated July 1, 2015, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (Incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.18(b)

Amendment No. 1 to Rail Transportation Services Agreement, dated September 1, 2015, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (Incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.18(c)

Correction to Rail Transportation Services Agreement, dated May 12, 2016, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (Incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.18(d)	Amendment No. 2 to Rail Transportation Services Agreement, dated November 30, 2016 (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated December 1, 2016)
10.19(a)

Ethanol Storage and Throughput Agreement, dated July 1, 2015, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (Incorporated by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.19(b)

Amendment No. 1 to the Ethanol Storage and Throughput Agreement, dated January 1, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (Incorporated by reference to Exhibit 10.25(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.19(c)

Clarifying Amendment to Ethanol Storage and Throughput Agreement, dated January 4, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (Incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.19(d)

Amendment No. 2 to Ethanol Storage and Throughput Agreement, dated September 23, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (Incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated September 26, 2016)

10.20

Credit Agreement, dated July 1, 2015, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (Incorporated by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.21

Asset Purchase Agreement, dated January 1, 2016, by and among Green Plains Inc., Green Plains Hereford LLC, Green Plains Hopewell LLC, Green Plains Holdings LLC, Green Plains Partners LP, Green Plains Operating Company LLC, Green Plains Ethanol Storage LLC and Green Plains Logistics LLC (Incorporated by reference to Exhibit 10.27 to the company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.22(a)

Credit Agreement, dated as of October 3, 2016, by and among Green Plains II LLC, Green Plains I LLC (as borrower and guarantor) and Maranon Capital, L.P. (as agent for lenders). (Incorporated by reference to Exhibit 10.1(a) to the company’s Current Report on Form 8-K dated October 3, 2016)

10.22(b)

Term Notes, dated as of October 3, 2016, by and among Green Plains II LLC (as borrower), Northwestern Mutual Life Insurance Company, Axa Equitable Life Insurance Company, Metropolitan Life Insurance Company and MetLife Insurance Company USA (as lenders) and Maranon Capital, L.P. (as agent for lenders). (Incorporated by reference to Exhibit 10.1(b) to the company’s Current Report on Form 8-K dated October 3, 2016)

10.22(c)

Revolving Notes, dated as of October 3, 2016, by and among Green Plains II LLC (as borrower), Northwestern Mutual Life Insurance Company, Metropolitan Life Insurance Company (as lenders) and Maranon Capital, L.P. (as agent for lenders). (Incorporated by reference to Exhibit 10.1(c) to the company’s Current Report on Form 8-K dated October 3, 2016)

10.22(d)

Borrower Joinder to Credit Agreement and Notes, dated as of October 3, 2016, by and among SCI Ingredients Holdings, Inc., FVC Intermediate Holdings, Inc., Fleischmann’s Vinegar Company, Inc., FVC Houston, Inc. (as new borrowers) and Maranon Capital, L.P. (as agent for lenders). (Incorporated by reference to Exhibit 10.1(d) to the company’s Current Report on Form 8-K dated October 3, 2016)

10.22(e)

Security Agreement, dated as of October 3, 2016, by and among Green Plains II LLC, Green Plains I LLC (as borrowers and guarantor) and Maranon Capital, L.P. (as agent for lenders). (Incorporated by reference to Exhibit 10.1(e) to the company’s Current Report on Form 8-K dated October 3, 2016)

10.22(f)

Joinder Agreement to Security Agreement, dated as of October 3, 2016, by and among SCI Ingredients Holdings, Inc., FVC Intermediate Holdings, Inc., Fleischmann’s Vinegar Company, Inc., FVC Houston, Inc. and Maranon Capital, L.P. (as agent for lenders). (Incorporated by reference to Exhibit 10.1(f) to the company’s Current Report on Form 8-K dated October 3, 2016)

10.22(g)

Pledge Agreement, dated as of October 3, 2016, by and among Green Plains II LLC, Green Plains I LLC (as pledgors) and Maranon Capital, L.P. (as agent for lenders). (Incorporated by reference to Exhibit 10.1(g) to the company’s Current Report on Form 8-K dated October 3, 2016)

10.22(h)

Pledge Supplement, dated as of October 3, 2016, by and among Green Plains II LLC and each Pledgor and Maranon Capital, L.P. (as agent for lenders). (Incorporated by reference to Exhibit 10.1(h) to the company’s Current Report on Form 8-K dated October 3, 2016)

10.22(i)

Joinder to Pledge Agreement, dated as of October 3, 2016, by and among SCI Ingredients Holdings, Inc., FVC Intermediate Holdings, Inc., Fleischmann’s Vinegar Company, Inc., FVC Houston, Inc. (as new pledgers) and Maranon Capital, L.P. (as agent for lenders). (Incorporated by reference to Exhibit 10.1(i) to the company’s Current Report on Form 8-K dated October 3, 2016)

10.22(j)

Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement by Fleischmann’s Vinegar Company, Inc., as mortgagor, to and for the benefit of Maranon Capital, L.P. (State of Alabama)

10.22(k)

Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing by Fleischmann’s Vinegar Company, Inc., as mortgagor, to and for the benefit of Maranon Capital, L.P. (State of California)

10.22(l)

Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement by Fleischmann’s Vinegar Company, Inc., as mortgagor, to and for the benefit of Maranon Capital, L.P. (State of Illinois)

10.22(m)

Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing by Fleischmann’s Vinegar Company, Inc., as mortgagor, to and for the benefit of Maranon Capital, L.P. (State of Maryland)

10.22(n)

Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing by Fleischmann’s Vinegar Company, Inc., as mortgagor, to and for the benefit of Maranon Capital, L.P. (State of Missouri)

10.22(o)

Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement by Fleischmann’s Vinegar Company, Inc., as mortgagor, to and for the benefit of Maranon Capital, L.P. (State of New York)

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
101

The following information from Green Plains Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements and Financial Statement Schedule.

_______________________________________________________

* Represents management compensatory contracts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS INC.

(Registrant)

Date:  February 22, 2017                                     By:   /s/ Todd A. Becker

Todd A. Becker

President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer	February 22, 2017
Todd A. Becker	(Principal Executive Officer) and Director

/s/ Jerry L. Peters	Chief Financial Officer (Principal Financial	February 22, 2017
Jerry L. Peters	Officer and Principal Accounting Officer)

/s/ Wayne B. Hoovestol	Chairman of the Board	February 22, 2017
Wayne B. Hoovestol

/s/ Jim Anderson	Director	February 22, 2017
Jim Anderson

/s/ James F. Crowley	Director	February 22, 2017
James F. Crowley

/s/ S. Eugene Edwards	Director	February 22, 2017
S. Eugene Edwards

/s/ Gordon F. Glade	Director	February 22, 2017
Gordon F. Glade

/s/ Ejnar A. Knudsen III	Director	February 22, 2017
Ejnar A. Knudsen III

/s/ Thomas L. Manuel	Director	February 22, 2017
Thomas L. Manuel

/s/ Brian D. Peterson	Director	February 22, 2017
Brian D. Peterson

/s/ Alain Treuer	Director	February 22, 2017
Alain Treuer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Green Plains Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Green Plains Inc. and subsidiaries (the company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the Index in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Plains Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2017 expressed an unqualified opinion on the effectiveness of the company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska
February 22, 2017

 GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$304,211	$384,867
Restricted cash	51,979	27,018
Accounts receivable, net of allowances of $266 and $285, respectively	147,495	96,150
Income taxes receivable	10,379	9,104
Inventories	422,181	353,957
Prepaid expenses and other	17,095	10,941
Derivative financial instruments	47,236	30,540
Total current assets	1,000,576	912,577
Property and equipment, net	1,178,706	922,070
Goodwill	183,696	40,877
Other assets	143,514	42,396
Total assets	$2,506,492	$1,917,920

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$192,275	$166,963
Accrued and other liabilities	67,473	32,026
Derivative financial instruments	8,916	8,245
Short-term notes payable and other borrowings	291,223	226,928
Current maturities of long-term debt	35,059	4,507
Total current liabilities	594,946	438,669
Long-term debt	782,610	432,139
Deferred income taxes	140,262	81,797
Other liabilities	9,483	6,406
Total liabilities	1,527,301	959,011

Commitments and contingencies (Note 16)

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,079,108 and 45,281,571 shares issued, and 38,364,118 and 37,889,871 shares outstanding, respectively	46	45
Additional paid-in capital	659,200	577,787
Retained earnings	283,214	290,974
Accumulated other comprehensive loss	(4,137)	(1,165)
Treasury stock, 7,714,990 and 7,391,700 shares, respectively	(75,816)	(69,811)
Total Green Plains stockholders' equity	862,507	797,830
Noncontrolling interests	116,684	161,079
Total stockholders' equity	979,191	958,909
Total liabilities and stockholders' equity	$2,506,492	$1,917,920

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues
Product revenues	$3,402,579	$2,957,201	$3,227,127
Service revenues	8,302	8,388	8,484
Total revenues	3,410,881	2,965,589	3,235,611

Costs and expenses
Cost of goods sold	3,096,079	2,729,367	2,783,045
Operations and maintenance expenses	34,211	29,601	26,424
Selling, general and administrative expenses	104,677	79,594	77,729
Depreciation and amortization expenses	84,226	65,950	62,139
Total costs and expenses	3,319,193	2,904,512	2,949,337
Operating income	91,688	61,077	286,274

Other income (expense)
Interest income	1,541	1,211	635
Interest expense	(51,851)	(40,366)	(39,908)
Other, net	(3,027)	(457)	3,429
Total other expense	(53,337)	(39,612)	(35,844)
Income before income taxes	38,351	21,465	250,430
Income tax expense	7,860	6,237	90,926
Net income	30,491	15,228	159,504
Net income attributable to noncontrolling interests	19,828	8,164	-
Net income attributable to Green Plains	$10,663	$7,064	$159,504

Earnings per share:
Net income attributable to Green Plains - basic	$0.28	$0.19	$4.37
Net income attributable to Green Plains - diluted	$0.28	$0.18	$3.96
Weighted average shares outstanding:
Basic	38,318	37,947	36,467
Diluted	38,573	39,028	40,730

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2016	2015	2014

Net income	$30,491	$15,228	$159,504
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during period, net of tax (expense) benefit of $10,494, $(4,413), and $138,874, respectively	(18,744)	7,169	(160,810)
Reclassification of realized (gains) losses on derivatives, net of tax expense (benefit) of $(8,830), $1,855, and $(139,754), respectively	15,772	(3,014)	161,829
Total other comprehensive income (loss), net of tax	(2,972)	4,155	1,019
Comprehensive income	27,519	19,383	160,523
Comprehensive income attributable to noncontrolling interests	19,828	8,164	-
Comprehensive income attributable to Green Plains	$7,691	$11,219	$160,523

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

								Total
	Common		Additional		Accum. Other			Green Plains	Non-	Total
	Stock		Paid-in	Retained	Comp. Income	Treasury Stock		Stockholders'	Control.	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity	Interests	Equity
Balance, December 31, 2013	37,704	$38	$468,962	$148,505	$(6,339)	7,200	$(65,808)	$545,358	$-	$545,358
Net income	-	-	-	159,504	-	-	-	159,504	-	159,504
Cash dividends declared	-	-	-	(8,908)	-	-	-	(8,908)	-	(8,908)
Other comp. loss before reclassification	-	-	-	-	(160,810)	-	-	-	-	-
Amounts reclassified from accum. other comp. loss	-	-	-	-	161,829	-	-	-	-	-
Other comp. income, net of tax	-	-	-	-	1,019	-	-	1,019	-	1,019
Stock-based compensation	302	-	5,729	-	-	-	-	5,729	-	5,729
Stock options exercised	270	-	4,404	-	-	-	-	4,404	-	4,404
Conversion of 5.75% Notes	6,533	7	90,336	-	-	-	-	90,343	-	90,343
Balance, December 31, 2014	44,809	45	569,431	299,101	(5,320)	7,200	(65,808)	797,449	-	797,449
Net income	-	-	-	7,064	-	-	-	7,064	8,164	15,228
Cash dividends and distributions declared	-	-	-	(15,191)	-	-	-	(15,191)	(4,604)	(19,795)
Other comp. income before reclassification	-	-	-	-	7,169	-	-	-	-	-
Amounts reclassified from accum. other comp. income	-	-	-	-	(3,014)	-	-	-	-	-
Other comp. income, net of tax	-	-	-	-	4,155	-	-	4,155	-	4,155
Repurchase of common stock	-	-	-	-	-	192	(4,003)	(4,003)	-	(4,003)
Net proceeds from issuance of common units - Green Plains Partners LP	-	-	-	-	-	-	-	-	157,452	157,452
Stock-based compensation	432	-	7,590	-	-	-	-	7,590	67	7,657
Stock options exercised	41	-	766	-	-	-	-	766	-	766
Balance, December 31, 2015	45,282	45	577,787	290,974	(1,165)	7,392	(69,811)	797,830	161,079	958,909
Net income	-	-	-	10,663	-	-	-	10,663	19,828	30,491
Cash dividends and distributions declared	-	-	-	(18,423)	-	-	-	(18,423)	(18,855)	(37,278)
Other comp. loss before reclassification	-	-	-	-	(18,744)	-	-	-	-	-
Amounts reclassified from accum. other comp. loss	-	-	-	-	15,772	-	-	-	-	-
Other comp. loss, net of tax	-	-	-	-	(2,972)	-	-	(2,972)	-	(2,972)
Transfer of assets to Green Plains Partners LP	-	-	47,390	-	-	-	-	47,390	(47,390)	-
Consolidation of BioProcess Algae	-	-	-	-	-	-	-	-	2,807	2,807
Investment in BioProcess Algae	-	-	928	-	-	-	-	928	(928)	-
Repurchase of common stock	-	-	-	-	-	323	(6,005)	(6,005)	-	(6,005)
Issuance of 4.125% convertible notes due 2022, net of tax	-	-	24,492	-	-	-	-	24,492	-	24,492
Stock-based compensation	647	1	6,846	-	-	-	-	6,847	143	6,990
Stock options exercised	150	-	1,757	-	-	-	-	1,757	-	1,757
Balance, December 31, 2016	46,079	$46	$659,200	$283,214	$(4,137)	7,715	$(75,816)	$862,507	$116,684	$979,191

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$30,491	$15,228	$159,504
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	84,226	65,950	62,139
Amortization of debt issuance costs and debt discount	11,488	7,853	8,766
Gain on disposal of assets	-	-	(4,658)
Deferred income taxes	4,910	(27,513)	23,537
Stock-based compensation	7,285	5,108	3,440
Undistributed equity in loss of affiliates	3,055	1,519	4,129
Other	-	-	923
Changes in operating assets and liabilities before effects of business combinations:
Accounts receivable	(36,888)	41,923	(28,145)
Inventories	(42,012)	(78,410)	(90,910)
Derivative financial instruments	(20,581)	15,148	14,184
Prepaid expenses and other assets	(4,092)	7,851	(5,391)
Accounts payable and accrued liabilities	49,077	(33,212)	72,606
Current income taxes	(1,887)	(9,586)	4,417
Other	(2,085)	(1,633)	(2,991)
Net cash provided by operating activities	82,987	10,226	221,550

Cash flows from investing activities:
Purchases of property and equipment	(58,171)	(63,418)	(59,547)
Acquisition of businesses, net of cash acquired	(508,143)	(116,796)	(23,900)
Proceeds on disposal of assets, net	58	68	9,258
Investments in unconsolidated subsidiaries	(6,342)	(3,055)	(4,406)
Net cash used by investing activities	(572,598)	(183,201)	(78,595)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	524,000	178,400	542,692
Payments of principal on long-term debt	(106,803)	(195,810)	(557,850)
Proceeds from short-term borrowings	4,130,946	3,237,477	3,708,896
Payments on short-term borrowings	(4,066,968)	(3,219,566)	(3,670,529)
Proceeds from issuance of Green Plains Partners common units, net	-	157,452	-
Payments for repurchase of common stock	(6,005)	(4,003)	-
Payments of cash dividends and distributions	(37,278)	(19,795)	(8,908)
Change in restricted cash	(18,641)	2,725	(547)
Payments of loan fees	(12,053)	(5,314)	(7,630)
Proceeds from exercises of stock options	1,757	766	4,404
Net cash provided by financing activities	408,955	132,332	10,528

Net change in cash and cash equivalents	(80,656)	(40,643)	153,483
Cash and cash equivalents, beginning of period	384,867	425,510	272,027
Cash and cash equivalents, end of period	$304,211	$384,867	$425,510

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Continued from the previous page
	Year Ended December 31,
	2016	2015	2014
Supplemental disclosures of cash flow:
Cash paid for income taxes	$4,692	$43,833	$61,817
Cash paid for interest	$38,245	$32,753	$34,756

Assets acquired in acquisitions and mergers, net of cash	$568,383	$120,910	$25,611
Less: liabilities assumed	(57,433)	(4,114)	(1,711)
Less: allocation of noncontrolling interest in consolidation of BioProcess Algae	(2,807)	-	-
Net assets acquired	$508,143	$116,796	$23,900

Common stock issued for conversion of 5.75% Notes	$-	$-	$89,950

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

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The company bases its estimates on historical experience and assumptions that it believes are proper and reasonable under the circumstances and regularly evaluates the appropriateness of its estimates and assumptions. Actual results could differ from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, depreciation of property and equipment, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Description of Business

The company operates within four business segments: (1) ethanol production, which includes the production of ethanol, distillers grains and corn oil, (2) agribusiness and energy services, which includes grain handling and storage and marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and food ingredients, which includes vinegar production and cattle feedlot operations, and (4) partnership, which includes fuel storage and transportation services.

Ethanol Production Segment

Green Plains is North America’s second largest consolidated owner of ethanol plants. The company operates 17 ethanol plants in nine states through separate wholly owned operating subsidiaries. The company’s ethanol plants use a dry mill process to produce ethanol and co-products such as wet, modified wet or dried distillers grains, as well as corn oil. The corn oil systems are designed to extract non-edible corn oil from the whole stillage immediately prior to production of distillers grains. At capacity, the company expects to process approximately 524 million bushels of corn and produce approximately 1.5 billion gallons of ethanol, 4.1 million tons of distillers grains and 340 million pounds of industrial grade corn oil annually.

Agribusiness and Energy Services Segment

The company owns and operates grain handling and storage assets through its agribusiness and energy services segment, which has grain storage capacity of approximately 60.3 million bushels, with 48.7 million bushels of storage capacity at the company’s ethanol plants and 11.6 million bushels of total storage capacity at its five separate grain elevators. The company’s agribusiness operations provide synergies with the ethanol production segment as it supplies a portion of the feedstock needed to produce ethanol. The company has an in-house marketing business that is responsible for the sale, marketing and distribution of all ethanol, distillers grains and corn oil produced at its ethanol plants. The company also purchases and sells ethanol, distillers grains, corn oil, grain, natural gas and other commodities and participates in other merchant trading activities in various markets.

Food and Food Ingredients Segment

The company owns a cattle feedlot with the capacity to support 73,000 head of cattle and grain storage capacity of approximately 2.8 million bushels. The company also owns a vinegar operation, which is one of the world’s largest producers of food-grade industrial vinegar and includes seven production facilities and four distribution warehouses.

Partnership Segment

The company’s partnership segment provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. As of December 31, 2016, the partnership owns (i) 39 ethanol storage facilities located at or near the company’s 17 ethanol production plants, which have the ability to efficiently and effectively store and load railcars and tanker trucks with all of the ethanol produced at the company’s ethanol production plants, (ii) eight fuel terminal facilities, located near major rail lines, which enable the partnership to receive, store and deliver fuels from and to markets that seek access to renewable fuels, and (iii) transportation assets, including a leased railcar fleet of approximately 3,100 railcars which is utilized to transport ethanol from the company’s ethanol production plants to refineries throughout the United States and international export terminals.

2.  SUMMARY OF SIGNIFICANT accounting POLICIES

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents includes bank deposits, as well as, short-term, highly liquid investments with original maturities of three months or less. The company also has restricted cash, which can only be used for the funding of letters of credit or for payment towards a revolving credit agreement.

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

Sales of products, including agricultural commodities, cattle and vinegar, are recognized when title of product and risk of loss are transferred to the customer, which depends on the agreed upon terms. The sales terms provide passage of title when shipment is made or the commodity is delivered. Revenues related to grain merchandising are presented gross and include shipping and handling, which is also a component of cost of goods sold. Revenues from grain storage are recognized when services are rendered.

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

Cost of Goods Sold

Cost of goods sold includes direct labor, materials and plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in ethanol plant, vinegar and cattle feedlot operations. Grain purchasing and receiving costs, excluding labor costs for grain buyers and scale operators, are also included in cost of goods sold. Materials include the cost of corn feedstock, denaturant, process chemicals, cattle and veterinary supplies. Corn feedstock costs include unrealized gains and losses on related derivative financial instruments not designated as cash flow hedges, inbound freight charges, inspection costs and transfer costs as well as realized gains and losses on related derivative financial instruments, ineffectiveness on cash flow hedges and reclassifications of realized gains and losses on effective cash flow hedges from accumulated other comprehensive income or loss. Plant overhead consists primarily of plant and feedlot utilities, repairs and maintenance, yard expenses and outbound freight charges. Shipping costs incurred by the company, including railcar costs, are also reflected in cost of goods sold.

The company uses exchange-traded futures and options contracts to minimize the effect of price changes on the agribusiness and energy services and food and food ingredients segments’ grain and cattle inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices and settled predominantly in cash. The company is exposed to loss when counterparties default on forward purchase and sale contracts. Grain inventories held for sale and forward purchase and sale contracts are valued at market prices when available or other market quotes adjusted for differences, primarily in transportation, between the exchange-traded market and local market where the terms of the contract is based. Changes in the fair value of grain inventories held for sale, forward purchase and sale contracts and exchange-traded futures and options contracts are recognized as a component of cost of goods sold.

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

By using derivatives to hedge exposures to changes in commodity prices, the company is exposed to credit and market risk. The company’s exposure to credit risk includes the counterparty’s failure to fulfill its performance obligations under the terms of the derivative contract. The company minimizes its credit risk by entering into transactions with high quality counterparties, limiting the amount of financial exposure it has with each counterparty and monitoring their financial condition. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices or interest rates. The company manages market risk by incorporating parameters to monitor exposure within its risk management strategy, which limits the types of derivative instruments and strategies the company can use and the degree of market risk it can take using derivative instruments.

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

Certain qualifying derivatives related to the ethanol production and agribusiness and energy services segments are designated as cash flow hedges. The company evaluates the derivative instrument to ascertain its effectiveness prior to entering into cash flow hedges. Ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until the gain or loss from the underlying hedged transaction is realized. When it becomes probable a forecasted transaction will not occur, the cash flow hedge treatment is discontinued, which affects earnings. These derivative financial instruments are recognized in current assets or other current liabilities at fair value.

At times, the company hedges its exposure to changes in the value of inventories and designates qualifying derivatives as fair value hedges. The carrying amount of the hedged inventory is adjusted in current period results for changes in fair value.

Ineffectiveness of the hedges is recognized in current period results to the extent the change in fair value of the inventory is not offset by the change in fair value of the derivative.

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

Raw materials and finished goods inventories are valued at the lower of average cost or market. In addition to ethanol and related co-products in process, work-in-process inventory includes the cost of acquired cattle and related feed and veterinary supplies, as well as direct labor and feedlot overhead costs, all of which are valued at lower of average cost or market.

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

Property and equipment is capitalized at cost. Land and other property improvements are capitalized and depreciated. Costs of repairs and maintenance are charged to expense when incurred. The company periodically evaluates whether events and circumstances have occurred that warrant a revision of the estimated useful life of its fixed assets.

Intangible Assets

Our intangible assets consist of trademarks, customer relationships, research and development technology and licenses acquired through acquisitions. These assets were capitalized at their fair value at the date of the acquisition and are being amortized over their estimated useful lives, with the exception of the vinegar trade name, which has an indefinite life.

Impairment of Long-Lived Assets

The company’s long-lived assets consist of property and equipment and intangible assets. The company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset to the estimated undiscounted future cash flows the asset is expected to generate. Impairment is recorded when the asset’s carrying amount exceeds its estimated future cash flows. Significant management judgment is required to determine the fair value of long-lived assets, which includes discounted cash flows projections. There were no material impairment charges recorded for the periods reported.

Goodwill

Goodwill represents future economic benefits that are not individually recognized in an acquisition. The company records goodwill when the purchase price for an acquisition exceeds the fair value of its identified net tangible and intangible assets. The company’s goodwill currently consists of amounts related to the acquisition of five ethanol plants, its fuel terminal and distribution business and Fleischmann’s Vinegar.

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

Financing Costs

Fees and costs related to securing debt are recorded as financing costs. Debt issuance costs are stated at cost and are amortized using the effective interest method for term loans and the straight-line basis over the life of the agreements for revolving credit arrangements and convertible notes. During periods of construction, amortization is capitalized in construction-in-progress.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consists of various expenses including employee salaries, incentives and benefits; office expenses; director compensation; professional fees for accounting, legal, consulting, and investor relations activities; and non-plant depreciation and amortization costs.

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

Effective January 1, 2017, the company will adopt the amended guidance in ASC Topic 718, Compensation – Stock Compensation, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or settle. The amended guidance also will allow an employer to repurchase more of an employee’s shares than it can currently for tax withholding purposes without triggering liability accounting and make a policy election to account for forfeitures as they occur. The amended guidance related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value will be applied on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The amended guidance related to the presentation of employee taxes paid on the statement of cash flows will be applied retrospectively. The amended guidance requiring recognition of excess tax benefits and tax deficiencies in the income statement and practical expedient for estimating expected term will be applied prospectively.

Effective January 1, 2018, the company will adopt the amended guidance in ASC Topic 230, Statement of Cash Flows: Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amended guidance will be applied retrospectively.

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

Effective January 1, 2018, the company will adopt the amended guidance in ASC Topic 740, Income Taxes: Intra-Entity Transfers of Assets other than Inventory, which requires the recognition of current and deferred income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amended guidance will be applied on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.

Effective January 1, 2018, the company will adopt the amended guidance in ASC Topic 805, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amended guidance will be applied prospectively.

Effective January 1, 2019, the company will adopt the amended guidance in ASC Topic 842, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. Early application is permitted. The company is currently evaluating the impact the adoption of the amended guidance will have on the consolidated financial statements and related disclosures.

3.  GREEN PLAINS PARTNERS LP

Initial Public Offering of Subsidiary

On July 1, 2015, Green Plains Partners LP closed its initial public offering, or the IPO. In conjunction with the IPO, the company contributed its downstream ethanol transportation and storage assets to the partnership. A total of 11,500,000 common units, representing limited partner interests including 1,500,000 common units pursuant to the underwriters’ overallotment option, were sold to the public for $15.00 per common unit. The partnership received net proceeds of approximately $157.5 million, after deducting underwriting discounts, structuring fees and offering expenses. The partnership used the proceeds to make a distribution to the company of $155.3 million and to pay approximately $0.9 million in origination fees under its new $100.0 million revolving credit facility. The remaining $1.3 million was retained for general partnership purposes. The company now owns a 62.5% limited partner interest, consisting of 4,389,642 common units and 15,889,642 subordinated units, and a 2.0% general partner interest in the partnership. The public owns the remaining 35.5% limited partner interest in the partnership. As such, the partnership is consolidated in the company’s financial statements.

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

The partnership is a fee-based master limited partnership formed by Green Plains to provide fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership’s assets currently include (i) 39 ethanol storage facilities, located at or near the company’s 17 ethanol production plants, which have the ability to efficiently and effectively store and load railcars and tanker trucks with all of the ethanol produced at the company’s ethanol production plants, (ii) eight fuel terminal facilities, located near major rail lines, which enable the partnership to receive, store and deliver fuels from and to markets that seek access to renewable fuels, and (iii) transportation assets, including a leased railcar fleet of approximately 3,100 railcars, which are contracted to transport ethanol from the company’s ethanol production plants to refineries throughout the United States and international export terminals. The partnership expects to be the company’s primary downstream logistics provider to support its approximately 1.5 bgy ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol the company produces.

A substantial portion of the partnership’s revenues is derived from long-term, fee-based commercial agreements with Green Plains Trade, a subsidiary of the company. In connection with the IPO, the partnership (1) entered into (i) a ten-year fee-based storage and throughput agreement; (ii) an amended ten-year fee-based rail transportation services agreement; and (iii) a one-year fee-based trucking transportation agreement, and (2) assumed (i) an approximately 2.5-year terminal services agreement for the partnership’s Birmingham, Alabama-unit train terminal; and (ii) various other terminal services agreements for its other fuel terminal facilities, each with Green Plains Trade. The partnership’s storage and throughput agreement, and certain terminal services agreements, including the terminal services agreement for the Birmingham facility, are supported by minimum volume commitments. The partnership’s rail transportation services agreement is supported by minimum take-or-pay capacity commitments. The company also has agreements which establish fees for general and administrative, and operational and maintenance services it provides. These transactions are eliminated when the company consolidates its financial results.

The company consolidates the financial results of the partnership and records a noncontrolling interest in the partnership held by public common unitholders. Noncontrolling interest on the consolidated statements of income includes the portion of net income attributable to the economic interest held by the partnership’s public common unitholders. Noncontrolling interest on the consolidated balance sheets includes the portion of net assets attributable to the partnership’s public common unitholders.

4.  ACQUISITIONS

Acquisition of Fleischmann’s Vinegar Company

On October 3, 2016, the company acquired all of the issued and outstanding stock of SCI Ingredients, the holding company of Fleischmann’s Vinegar Company, Inc., for $258.3 million in cash. Fleischmann’s Vinegar is one of the world’s largest producers of food-grade industrial vinegar. The company recorded $2.3 million of acquisition costs for Fleischmann’s Vinegar to selling, general and administrative expenses during the year ended December 31, 2016.

The purchase price allocation is based on the preliminary results of independent valuations. The purchase price and purchase price allocation are preliminary until contractual post-closing working capital adjustments are finalized and the final independent valuation reports are issued. The following is a summary of the preliminary purchase price of assets acquired and liabilities assumed (in thousands):

Amounts of Identifiable Assets Acquired and Liabilities Assumed
Cash	$4,148
Inventory	9,308
Accounts receivable, net	13,919
Prepaid expenses and other	1,054
Property and equipment	43,011
Intangible assets	94,500

Current liabilities	(9,689)
Income taxes payable	(330)
Deferred tax liabilities	(40,421)
Total identifiable net assets	115,500

Goodwill	142,819
Purchase price	$258,319

As of December 31, 2016, based on the preliminary valuations, the company’s customer relationship intangible asset recognized in connection with the Fleischmann’s acquisition is $82.6 million, net of $1.4 million of accumulated amortization, and has a 15 year weighted-average amortization period. As of December 31, 2016, the company also has an indefinite-lived trade name intangible asset of $10.5 million. The company recognized $1.4 million of amortization expense associated with the amortizing customer relationship intangible asset during the year ended December 31,  2016 and estimated amortization expense for the next five years is $5.6 million per annum. The excess of the purchase price over the intangibles fair values was allocated to goodwill, none of which is expected to be deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to arise after the acquisition.

Acquisition of Abengoa Ethanol Plants

On September 23, 2016, the company acquired three ethanol plants located in Madison, Illinois, Mount Vernon, Indiana, and York, Nebraska from subsidiaries of Abengoa S.A. for approximately $234.9 million for the ethanol plant assets, and $19.1 million for working capital acquired and liabilities assumed, subject to certain post-closing adjustments. These ethanol facilities have a combined annual production capacity of 230 mmgy. The company recorded $1.3 million of acquisition costs for the Abengoa ethanol plants to selling, general and administrative expenses during the year ended December 31, 2016.

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

Amounts of Identifiable Assets Acquired and Liabilities Assumed
Inventory	$16,904
Accounts receivable, net	1,826
Prepaid expenses and other	2,224
Property and equipment	234,947
Other assets	3,885

Current maturities of long-term debt	(406)
Current liabilities	(2,580)
Long-term debt	(2,763)
Total identifiable net assets	$254,037

Concurrently with the company’s acquisition of the Abengoa ethanol plants, on September 23, 2016, the partnership acquired the storage assets of the Abengoa ethanol plants from the company for $90.0 million in a transfer between entities under common control and entered into amendments to the related commercial agreements with Green Plains Trade.

The operating results of the Abengoa ethanol plant have been included in the company’s consolidated financial statements since September 23, 2016. The operating results of Fleischmann’s Vinegar have been included in the company’s consolidated financial statements since October 4, 2016. Pro forma revenue and net loss, had the acquisitions occurred on January 1, 2016, would have been $3.8 billion and $9.1 million, respectively, for the year ended December 31, 2016. Diluted loss per share would have been $0.24 for the year ended December 31, 2016. This information is based on historical results of operations, and, in the company’s opinion, is not necessarily indicative of the results that would have been achieved had the company operated the ethanol plant acquired since such date.

Acquisition of Hereford Ethanol Plant

On November 12, 2015, the company acquired an ethanol production facility in Hereford, Texas, with an annual production capacity of approximately 100 mmgy for approximately $78.8 million for the ethanol plant assets, as well as working capital acquired or assumed of approximately $19.4 million.

The following is a summary of the final purchase price of assets acquired and liabilities assumed (in thousands):

Amounts of Identifiable Assets Acquired and Liabilities Assumed
Inventory	$20,487
Derivative financial instruments	2,625
Property and equipment	78,786

Current liabilities	(2,542)
Other liabilities	(1,128)
Total identifiable net assets	$98,228

Effective January 1, 2016, the partnership acquired the storage and transportation assets of the Hereford and Hopewell production facilities in a transfer between entities under common control for approximately $62.3 million and entered into amendments to the related commercial agreements with Green Plains Trade.

The operating results of the Hereford ethanol plant have been included in the company’s consolidated financial statements since November 12, 2015. Pro forma revenue and net income, had the acquisition occurred on January 1, 2015, would have been $3.1 billion and $10.8 million, respectively, for the year ended December 31, 2015. Diluted earnings per share would have been $0.28 for the year ended December 31, 2015. This information is based on historical results of operations, and, in the company’s opinion, is not necessarily indicative of the results that would have been achieved had the company operated the ethanol plant acquired since such date.

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

Level 2 – directly or indirectly observable inputs such as quoted prices for similar assets or liabilities in active markets other than quoted prices included within Level 1, quoted prices for identical or similar assets in markets that are not active, and other inputs that are observable or can be substantially corroborated by observable market data through correlation or other means. Grain inventories held for sale in the agribusiness and energy services segment are valued at nearby futures values, plus or minus nearby basis.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$304,211	$-	$-	$304,211
Restricted cash	51,979	-	-	51,979
Margin deposits	50,601	-	(50,601)	-
Inventories carried at market	-	77,043	-	77,043
Unrealized gains on derivatives	8,272	14,818	24,146	47,236
Other assets	116	-	-	116
Total assets measured at fair value	$415,179	$91,861	$(26,455)	$480,585

Liabilities:
Accounts payable (1)	$-	$35,288	$-	$35,288
Unrealized losses on derivatives	26,455	8,916	(26,455)	8,916
Other liabilities	-	81	-	81
Total liabilities measured at fair value	$26,455	$44,285	$(26,455)	$44,285

	Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$384,867	$-	$-	$384,867
Restricted cash	27,018	-	-	27,018
Margin deposits	7,658	-	(7,658)	-
Inventories carried at market	-	43,936	-	43,936
Unrealized gains on derivatives	19,756	7,145	3,639	30,540
Other assets	117	-	-	117
Total assets measured at fair value	$439,416	$51,081	$(4,019)	$486,478

Liabilities:
Accounts payable (1)	$-	$25,935	$-	$25,935
Unrealized losses on derivatives	4,492	7,772	(4,019)	8,245
Total liabilities measured at fair value	$4,492	$33,707	$(4,019)	$34,180

(1)

Accounts payable is generally stated at historical amounts with the exception of $35.3 million and $25.9 million at December 31, 2016 and 2015, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

The company believes the fair value of its debt was approximately $1.1 billion compared with a book value of $1.1 billion at December 31, 2016, and the fair value of its debt was approximately $661.8 million compared with a book value of $663.6 million at December 31, 2015. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair values of its accounts receivable approximated book value, which was $147.5 million and $96.2 million, respectively, at December 31, 2016, and 2015.

Although the company currently does not have any recurring Level 3 financial measurements, the fair values of tangible assets and goodwill acquired and the equity component of convertible debt represent Level 3 measurements which were derived using a combination of the income approach, market approach and cost approach for the specific assets or liabilities being valued.

6.  SEGMENT INFORMATION

As a result of acquisitions during the year, the company implemented organizational changes during the fourth quarter of 2016, whereby the company management now reports the financial and operating performance for the following four operating segments: (1) ethanol production, which includes the production of ethanol, distillers grains and corn oil, (2) agribusiness and energy services, which includes grain handling and storage and marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil and other commodities, (3) food and food ingredients, which includes the vinegar operations and cattle feedlot operations and (4) partnership, which includes fuel storage and transportation services. Prior periods have been reclassified to conform to the revised segment presentation.

Under GAAP, when transferring assets between entities under common control, the entity receiving the net assets initially recognizes the carrying amounts of the assets and liabilities at the date of transfer. The transferee’s prior period financial statements are restated for all periods its operations were part of the parent’s consolidated financial statements. On July 1, 2015, Green Plains Partners received ethanol storage and railcar assets and liabilities in a transfer between entities under common control. Effective January 1, 2016, the partnership acquired the storage and transportation assets of the Hereford and Hopewell production facilities in a transfer between entities under common control and entered into amendments to the related commercial agreements with Green Plains Trade. The transferred assets and liabilities are recognized at the company’s historical cost and reflected retroactively in the segment information of the consolidated financial statements presented in this Form 10-K. The partnership’s assets were previously included in the ethanol production and agribusiness and energy services segments. Expenses related to the ethanol storage and railcar assets, such as depreciation, amortization and railcar lease expenses, are also reflected retroactively in the following segment information. There were no revenues related to the operation of the ethanol storage and railcar assets in the partnership segment prior to their respective transfers to the partnership, when the related commercial agreements with Green Plains Trade became effective.

Corporate activities include selling, general and administrative expenses, consisting primarily of compensation, professional fees and overhead costs not directly related to a specific operating segment.

During the normal course of business, the operating segments do business with each other. For example, the agribusiness and energy services segment procures grain and natural gas and sells products, including ethanol, distillers grains and corn oil for the ethanol production segment. The partnership segment provides fuel storage and transportation services for the agribusiness and energy services segment. These intersegment activities are treated like third-party transactions with origination, marketing and storage fees charged at estimated market values. Consequently, these transactions affect segment performance; however, they do not impact the company’s consolidated results since the revenues and corresponding costs are eliminated.

The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues:
Ethanol production:
Revenues from external customers (1)	$2,409,102	$2,063,172	$2,590,428
Intersegment revenues	-	-	-
Total segment revenues	2,409,102	2,063,172	2,590,428
Agribusiness and energy services:
Revenues from external customers (1)	675,446	674,719	607,323
Intersegment revenues	34,461	24,114	24,535
Total segment revenues	709,907	698,833	631,858
Food and food ingredients:
Revenues from external customers (1)	318,031	219,310	29,376
Intersegment revenues	150	75	-
Total segment revenues	318,181	219,385	29,376
Partnership:
Revenues from external customers	8,302	8,388	8,484
Intersegment revenues	95,470	42,549	4,359
Total segment revenues	103,772	50,937	12,843
Revenues including intersegment activity	3,540,962	3,032,327	3,264,505
Intersegment eliminations	(130,081)	(66,738)	(28,894)
Revenues as reported	$3,410,881	$2,965,589	$3,235,611

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Year Ended December 31,
	2016	2015	2014
Cost of goods sold:
Ethanol production	$2,280,906	$1,939,824	$2,230,141
Agribusiness and energy services	650,538	639,470	555,200
Food and food ingredients	294,396	216,661	26,538
Partnership	-	-	-
Intersegment eliminations	(129,761)	(66,588)	(28,834)
	$3,096,079	$2,729,367	$2,783,045

	Year Ended December 31,
	2016	2015	2014
Operating income (loss):
Ethanol production	$28,125	$43,266	$285,579
Agribusiness and energy services	34,039	37,253	52,176
Food and food ingredients	16,436	(952)	1,200
Partnership	60,903	12,990	(19,975)
Intersegment eliminations	(170)	-	-
Corporate activities	(47,645)	(31,480)	(32,706)
	$91,688	$61,077	$286,274

	Year Ended December 31,
	2016	2015	2014
Income (loss) before income taxes:
Ethanol production	$5,862	$21,582	$269,604
Agribusiness and energy services	24,368	33,952	45,423
Food and food ingredients	10,950	(3,585)	847
Partnership	58,441	12,695	(20,038)
Intersegment eliminations	(170)	-	-
Corporate activities	(61,100)	(43,179)	(45,406)
	$38,351	$21,465	$250,430

	Year Ended December 31,
	2016	2015	2014
Depreciation and amortization:
Ethanol production	$68,746	$55,604	$53,465
Agribusiness and energy services	2,536	1,542	926
Food and food ingredients	3,705	1,004	528
Partnership	5,647	5,828	5,544
Corporate activities	3,592	1,972	1,676
	$84,226	$65,950	$62,139

	Year Ended December 31,
	2016	2015	2014
Interest expense:
Ethanol production	$22,505	$22,816	$22,830
Agribusiness and energy services	7,305	5,161	7,196
Food and food ingredients	5,536	2,799	443
Partnership	2,545	381	138
Intersegment eliminations	(562)	(71)	(238)
Corporate activities	14,522	9,280	9,539
	$51,851	$40,366	$39,908

	Year Ended December 31,
	2016	2015	2014
Capital expenditures:
Ethanol production	$39,555	$48,881	$40,991
Agribusiness and energy services	2,340	12,552	16,771
Food and food ingredients	2,479	1,049	395
Partnership	400	1,496	547
Corporate activities	11,638	1,589	2,829
	$56,412	$65,567	$61,533

The following table sets forth total assets by operating segment (in thousands):

	Year Ended December 31,
	2016	2015
Total assets (1):
Ethanol production	$1,206,155	$1,004,342
Agribusiness and energy services	579,977	418,168
Food and food ingredients	406,429	110,775
Partnership	74,999	81,430
Corporate assets	257,652	314,068
Intersegment eliminations	(18,720)	(10,863)
	$2,506,492	$1,917,920

(1)	Asset balances by segment exclude intercompany payable and receivable balances.

The following table sets forth revenues by product line (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues:
Ethanol	$2,258,575	$1,868,043	$2,362,812
Distillers grains	488,297	474,699	531,696
Corn oil	152,075	101,126	99,167
Grain	174,525	240,466	174,997
Food and food ingredients	279,039	219,046	29,262
Service revenues	8,302	8,388	8,484
Other	50,068	53,821	29,193
	$3,410,881	$2,965,589	$3,235,611

7.  INVENTORIES

Inventories are carried at lower of cost or market, except for commodities held for sale and fair value hedged inventories, which are reported at market value.

The components of inventories are as follows (in thousands):

	December 31,
	2016	2015
Finished goods	$99,009	$71,595
Commodities held for sale	65,926	43,936
Raw materials	135,516	116,673
Work-in-process	91,093	96,950
Supplies and parts	30,637	24,803
	$422,181	$353,957

8.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2016	2015
Plant equipment	$1,167,914	$892,915
Buildings and improvements	205,806	176,094
Land and improvements	126,088	84,257
Railroad track and equipment	42,234	41,732
Construction-in-progress	13,745	38,200
Computers and software	15,000	11,115
Office furniture and equipment	3,503	2,492
Leasehold improvements and other	22,409	13,823
Total property and equipment	1,596,699	1,260,628
Less: accumulated depreciation	(417,993)	(338,558)
Property and equipment, net	$1,178,706	$922,070

9.  GOODWILL

Changes in the carrying amount of goodwill attributable to each business segment during the years ended December 31, 2016 and 2015 were as follows (in thousands):

	Ethanol Production	Food and Food
	Production	Ingredients	Partnership	Total
Balance, December 31, 2014 and 2015	$30,279	$-	$10,598	$40,877
Acquisition of Fleischmann's Vinegar	-	142,819	-	142,819
Balance, December 31, 2016	$30,279	$142,819	$10,598	$183,696

Goodwill related to the acquisition results largely from economies of scale expected to be realized in the Company’s operations.

10.  DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2016, the company’s consolidated balance sheet reflected unrealized losses of $4.1 million, net of tax, in accumulated other comprehensive loss. The company expects these losses will be reclassified as operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income will differ as commodity prices change.

Fair Values of Derivative Instruments

The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives'				Liability Derivatives'
	Fair Value at December 31,				Fair Value at December 31,
	2016		2015		2016	2015
Derivative financial instruments (1)	$14,818	(2)	$22,882	(3)	$-	$-
Accrued and other liabilities	-		-		27,099	8,245
Other liabilities	-		-		81	-
Total	$14,818		$22,882		$27,180	$8,245

(1)	Derivative financial instruments as reflected on the balance sheet include a margin deposit assets of $50.6 million and $7.7 million at December 31, 2016 and 2015, respectively.
(2)	Balance at December 31, 2016, includes $17.0 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.
(3)	Balance at December 31, 2015, includes $2.3 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

Refer to Note 5 - Fair Value Disclosures, which contains fair value information related to derivative financial instruments.

Effect of Derivative Instruments on Consolidated Statements of Income and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The gains or losses recognized in income and other comprehensive income related to the company’s derivative financial instruments and the line items on the consolidated financial statements where they are reported are as follows (in thousands):

Gains (Losses) on Derivative Instruments Not	Year Ended December 31,
Designated in a Hedging Relationship	2016	2015	2014
Revenues	$6,112	$(12,952)	$13,369
Cost of goods sold	11	10,492	165
Net increase (decrease) recognized in earnings before tax	$6,123	$(2,460)	$13,534

Gains (Losses) Due to Ineffectiveness	Year Ended December 31,
of Cash Flow Hedges	2016	2015	2014
Revenues	$(41)	$(43)	$(326)
Cost of goods sold	-	-	481
Net increase (decrease) recognized in earnings before tax	$(41)	$(43)	$155

Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)	Year Ended December 31,
into Net Income	2016	2015	2014
Revenues	$(8,094)	$8,420	$(257,730)
Cost of goods sold	(16,508)	(3,551)	(43,853)
Net increase (decrease) recognized in earnings before tax	$(24,602)	$4,869	$(301,583)

Effective Portion of Cash Flow Hedges Recognized in	Year Ended December 31,
Other Comprehensive Income (Loss)	2016	2015	2014
Commodity Contracts	$(29,238)	$11,582	$(299,684)

Gains (Losses) from Fair Value	Year Ended December 31,
Hedges of Inventory	2016	2015	2014
Revenues (effect of change in inventory value)	$1,388	$-	$-
Cost of goods sold (effect of change in inventory value)	21,430	(7,819)	304
Revenues (effect of fair value hedge)	(1,388)	-	-
Cost of goods sold (effect of fair value hedge)	(16,219)	12,045	2,612
Ineffectiveness recognized in earnings before tax	$5,211	$4,226	$2,916

There were no gains or losses from discontinuing cash flow or fair value hedge treatment during the years ended December 31, 2016, 2015 and 2014.

The open commodity derivative positions as of December 31, 2016, are as follows (in thousands):

December 31, 2016
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity
Futures	(88,850)				Bushels	Corn, Soybeans and Wheat
Futures	18,185	(3)			Bushels	Corn
Futures	22,515	(4)			Bushels	Corn
Futures	109,536				Gallons	Ethanol
Futures	(213,570)	(3)			Gallons	Ethanol
Futures	(4,778)				mmBTU	Natural Gas
Futures	2,310	(3)			Gallons	Natural Gasoline
Futures	(8,320)	(4)			mmBTU	Natural Gas
Futures	(1,250)				Pounds	Livestock
Futures	(85,480)	(3)			Pounds	Livestock
Futures	(3,150)	(4)			Pounds	Livestock
Futures	(483)				Barrels	Crude Oil
Futures	(43)	(4)			Barrels	Crude Oil
Futures	(71,580)				Pounds	Soybean Oil
Futures	14,896				Pounds	Sugar
Options	2,664				Bushels	Corn, Soybeans and Wheat
Options	(38,767)				Gallons	Ethanol
Options	41				mmBTU	Natural Gas
Options	(3,086)				Pounds	Livestock
Options	331				Barrels	Crude Oil
Options	(14,224)				Pounds	Sugar
Forwards			27,604	(1,146)	Bushels	Corn and Soybeans
Forwards			36,410	(360,796)	Gallons	Ethanol
Forwards			112	(322)	Tons	Distillers Grains
Forwards (4)			35,465	(40,616)	Pounds	Corn Oil
Forwards			-	(34,104)	Pounds	Corn Oil
Forwards			15,932	(1,462)	mmBTU	Natural Gas
Forwards			1,376	(1,146)	Barrels	Crude Oil

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.
(4)	Futures used for fair value hedges

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of income. Included in revenues are net gains of $11.6 million, $9.6 million, and $8.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, on energy trading contracts.

11.  DEBT

The components of long-term debt are as follows (in thousands):

	December 31,
	2016	2015
Green Plains Partners:
$155.0 million revolving credit facility	$129,000	$-
Green Plains Processing:
$345.0 million term loan	294,011	306,439
Fleischmann's Vinegar:
$130.0 million term loan	125,609	-
$15.0 million revolving credit facility	4,000	-
Corporate:
$120.0 million convertible notes due 2018	108,817	103,072
$170.0 million convertible notes due 2022	127,239	-
Other	28,993	27,135
Total long-term debt	817,669	436,646
Less: current portion of long-term debt	(35,059)	(4,507)
Long-term debt	$782,610	$432,139

Scheduled long-term debt repayments, including full accretion of the $120.0 million convertible notes due 2018 and of the $170.0 million convertible notes due 2022 at maturity but excluding the effects of any debt discounts and debt issuance costs, are as follows (in thousands):

Year Ending December 31,	Amount
2017	$39,058
2018	126,193
2019	6,215
2020	393,363
2021	2,307
Thereafter	315,801
Total	$882,937

Short-term notes payable and other borrowings at December 31, 2016 include working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $63.5 million, $102.0 million, and $125.7 million, respectively. Short-term notes payable and other borrowings at December 31, 2015 include working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $69.7 million, $77.0 million and $80.2 million, respectively.

Effective January 1, 2016, the company adopted ASC 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which resulted in the reclassification of approximately $11.4 million from other assets to long-term debt within the balance sheet as of December 31, 2015. As of December 31, 2016, there was $16.9 million of debt issuance costs recorded as a reduction of the carrying value of the company’s long-term debt.

Ethanol Production Segment

Green Plains Processing has a $345.0 million senior secured credit facility, which is guaranteed by the company and subsidiaries of Green Plains Processing and secured by the stock and substantially all of the assets of Green Plains Processing. The interest rate is 5.50% plus LIBOR, subject to a 1.00% floor and matures on June 30, 2020. The terms of the credit facility require the borrower to maintain a maximum total leverage ratio of 4.00x at the end of each quarter, decreasing to 3.25x over the life of the credit facility and a minimum fixed charge coverage ratio of 1.25x.  As of December 31, 2016, the maximum total leverage ratio was 3.75x.  The credit facility also has a provision requiring the company to make special quarterly payments of 50% to 75% of its available free cash flow, subject to certain limitations. The total leverage ratio is calculated by dividing total debt by the sum of the eight preceding fiscal quarters’ adjusted EBITDA, divided by two. The fixed charge coverage ratio is calculated by dividing the sum of the four preceding fiscal quarters’ adjusted EBITDA by the sum of four preceding fiscal quarters scheduled principal payments and interest expense. The credit agreement also allows the inclusion of net equity contributions made by the parent company in the calculation of adjusted EBITDA.

At December 31, 2016, the interest rate on this term debt was 6.50%. Scheduled principal payments are $0.9 million each quarter.

Agribusiness and Energy Services Segment

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

Lenders receive a first priority lien on certain cash, inventory, accounts receivable and other assets owned by Green Plains Grain as security on the credit facility. The terms impose affirmative and negative covenants, including maintaining working capital of $20.3 million and tangible net worth of $26.3 million for 2016. Capital expenditures are limited to $8.0 million per year under the credit facility, plus equity contributions from the company and unused amounts of up to $8.0 million from the previous year. In addition, the credit facility requires the company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 for long-term indebtedness and a maximum annual leverage ratio of 6.00 to 1.00 at the end of each quarter. The credit facility also contains restrictions on distributions related to capital stock, with exceptions for distributions up to 50% of net profit before tax, subject to certain conditions. Working capital is defined as current assets minus current liabilities and tangible net worth is defined as total assets minus total liabilities, subject to certain limitations. The leverage ratio is calculated by dividing total liabilities by tangible net worth. The fixed charge coverage ratio and long-term capitalization ratio apply only if the company has incurred long-term indebtedness on the date of calculation. As of December 31, 2016, Green Plains Grain had not incurred long-term indebtedness.

Green Plains Trade has a  $150.0 million senior secured asset-based revolving credit facility, which matures on November 26, 2019, to finance working capital for marketing and distribution activities up to $150.0 million based on eligible collateral equal to the sum of percentages of eligible receivables and inventories, less miscellaneous adjustments. Advances are subject to variable interest rates equal to LIBOR plus 2.50% or the base rate plus 1.50%. The unused portion of the credit facility is also subject to a commitment fee of 0.5% per annum.

The terms impose affirmative and negative covenants, including maintaining a fixed charge coverage ratio of 1.15x. Capital expenditures are limited to $1.5 million per year under the credit facility. The credit facility also restricts distributions related to capital stock, with an exception for distributions up to 50% of net income if, on a pro forma basis, (a) availability has been greater than $10.0 million for the last 30 days and (b) the borrower would be in compliance with the fixed charge coverage ratio on the distribution date. The fixed charge coverage ratio is calculated by summing the four preceding fiscal quarters’ EBITDA less capital expenditures, distributions and cash taxes, and dividing that sum by all debt payments made over the prior four quarters.

At December 31, 2016, Green Plains Trade had $35.0 million presented as restricted cash on the consolidated balance sheet, the use of which was restricted for repayment towards the outstanding loan balance.

Food and Food Ingredients Segment

Green Plains Cattle has a $100.0 million senior secured asset-based revolving credit facility, which matures on October 31, 2017, to finance working capital for the cattle feedlot operations up to the maximum commitment based on eligible collateral equal to the sum of percentages of eligible receivables, inventories and other current assets, less miscellaneous adjustments. Advances are subject to variable interest rates equal to LIBOR plus 2.00% to 3.00%, or the base rate plus 0.00% to 0.25%, depending upon the preceding three months’ excess borrowing availability. The credit facility also includes an accordion feature that enables the credit facility to be increased by up to $50.0 million with agent approval. The unused portion of the credit facility is also subject to a commitment fee of 0.20% to 0.25% per annum, depending on the preceding three months’ excess borrowing availability.

Lenders receive a first priority lien on certain cash, inventory, accounts receivable, property and equipment and other assets owned by Green Plains Cattle as security on the credit facility. The terms impose affirmative and negative covenants, including maintaining working capital of $15.0 million and tangible net worth of $20.3 million for 2016 and a total debt to tangible net worth ratio of 3.50x. Capital expenditures are limited to $3.0 million per year under the credit facility, plus $5.0 million per year if funded by a contribution from parent, plus any unused amounts from the previous year. Working capital is defined as current assets minus current liabilities and tangible net worth is defined as total tangible assets minus total liabilities, plus subordinated debt. The total debt to tangible net worth ratio is calculated by dividing total liabilities by tangible net worth.

Fleischmann’s Vinegar has a $130.0 million senior secured term loan and a $15.0 million senior secured revolving credit facility, which mature on October 3, 2022, to finance the purchase of Fleischmann’s Vinegar and to fund working capital for its vinegar manufacturing operations. Beginning January 1, 2017, the term loan is subject to mandatory prepayments based on the preceding fiscal year’s excess cash flow. Term loan prepayments are generally subject to prepayment fees of 1.0% to 2.0% if prepaid before the second anniversary of the credit agreement. The term loan and loans under the revolving credit facility each bear interest at a floating rate based on the consolidated total net leverage ratio, adjusted quarterly beginning September 30, 2017, to either a base rate plus an applicable margin of 5.0% to 6.0% or to LIBOR plus an applicable margin of 6.0% to 7.0%. The unused portion of the Revolving Loan Commitment is also subject to a commitment fee of 0.5% per annum.

The credit agreement contains certain customary representations and warranties, affirmative covenants, negative covenants, financial covenants and events of default. The negative covenants include restrictions on the ability to incur additional indebtedness, acquire and sell assets, create liens, make investments, make distributions and enter into transactions with affiliates. The financial covenants include requirements to maintain a minimum consolidated fixed charge coverage ratio ranging from 1.00x to 1.10x  and a maximum consolidated total net leverage ratio ranging from 5.00x to 7.00x. The consolidated fixed charge coverage ratio is calculated by summing the four preceding fiscal quarters’ EBITDA less capital expenditures and dividing that sum by the sum of the four preceding fiscal quarters’ cash interest and taxes, scheduled principal payments and parent management fees. The consolidated total net leverage ratio is calculated by dividing total net indebtedness by the sum of the four preceding fiscal quarters’ EBITDA.

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a $155.0 million revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The credit facility was amended on September 16, 2016, increasing the total amount available from $100.0 million to $155.0 million. Advances under the amended credit facility are subject to a floating interest rate based on the preceding fiscal quarter’s consolidated leverage ratio at a base rate plus 1.25% to 2.00% or LIBOR plus 2.25% to 3.00%. The amended credit facility may be increased up to $100.0 million without the consent of the lenders. The unused portion of the credit facility is also subject to a commitment fee of 0.35% to 0.50%, depending on the preceding fiscal quarter’s consolidated leverage ratio.

The partnership’s obligations under the credit facility are secured by a first priority lien on (i) the capital stock of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, such as investment property, general intangibles and contract rights, including rights under agreements with Green Plains Trade, and (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries and its personal property. The terms impose affirmative and negative covenants, including restricting the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. The credit facility also requires the partnership to maintain a maximum consolidated net leverage ratio of no more than 3.50x, and a minimum consolidated interest coverage ratio of no less than 2.75x, each of which is calculated on a pro forma basis with respect to acquisitions and divestitures occurring during the applicable period. The consolidated interest coverage ratio is calculated by dividing the sum of the four preceding fiscal quarters’ consolidated EBITDA by the sum of the four preceding fiscal quarters’ interest charges. The consolidated leverage ratio is calculated by dividing total funded indebtedness minus the lesser of cash in excess of $5.0 million or $30.0 million by the sum of the four preceding fiscal quarters’ consolidated EBITDA.

In June 2013, the company issued promissory notes payable of $10.0 million and a note receivable of $8.1 million to execute a New Markets Tax Credit transaction related to the Birmingham, Alabama terminal. Beginning in March 2020, the promissory notes and note receivable each require quarterly principal and interest payments of approximately $0.2 million. The company retains the right to call $8.1 million of the promissory notes in 2020. The promissory notes payable and note receivable will be fully amortized upon maturity in September 2031. Income tax credits were generated for the lender, which the company has guaranteed over their statutory life of seven years in the event the credits are recaptured or reduced. At the time of the transaction, the income tax credits were valued at $5.0 million. The company has not established a liability in connection with the guarantee because it believes the likelihood of recapture or reduction is remote.

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

Prior to April 1, 2018, the 3.25% notes are not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted to 49.4123 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $20.24 per share. The company may be obligated to increase the conversion rate in certain events, including redemption of the 3.25% notes.

The company may redeem all of the 3.25% notes at any time on or after October 1, 2016, if the company's common stock equals or exceeds 140% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date the company delivers notice of the redemption. The redemption price will equal 100% of the principal plus any accrued and unpaid interest. Holders of the 3.25% notes have the option to require the company to repurchase the 3.25% notes in cash at a price equal to 100% of the principal plus accrued and unpaid interest when there is a fundamental change, such as change in control. If an event of default occurs, it could result in the 3.25% notes being declared due and payable.

Covenant Compliance

The company was in compliance with its debt covenants as of December 31, 2016.

Capitalized Interest

The company had $0.8 million, $1.1 million, and $191 thousand in capitalized interest during the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted Net Assets

At December 31, 2016, there were approximately $835.0 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

The fair value of the stock options is estimated on the date of the grant using the Black‑Scholes option‑pricing model, a pricing model acceptable under GAAP. The expected life of the options in the period of time the options are expected to be outstanding. The company did not grant any stock option awards during the years ended December 31, 2016, 2015 and 2014.

The activity related to the exercisable stock options for the year ended December 31, 2016, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	298,750	$9.81	2.4	$3,866
Granted	-	-	-	-
Exercised	(150,000)	7.28	-	2,250
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2016	148,750	$12.36	2.8	$2,305
Exercisable at December 31, 2016 (1)	148,750	$12.36	2.8	$2,305

(1)	Includes in-the-money options totaling 148,750 shares at a weighted-average exercise price of $12.36.

Option awards allow employees to exercise options through cash payment for the shares of common stock or simultaneous broker-assisted transactions in which the employee authorizes the exercise and immediate sale of the option in the open market. The company uses newly issued shares of common stock to satisfy its stock-based payment obligations.

The non-vested stock award and deferred stock unit activity for the year ended December 31, 2016, are as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Nonvested at December 31, 2015	736,728	$22.96
Granted	825,246	14.20
Forfeited	(49,149)	18.59
Vested	(373,265)	20.36
Nonvested at December 31, 2016	1,139,560	$17.65	1.7

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

The non-vested stock award and deferred stock unit activity for the year ended December 31, 2016, are as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2015	10,089	$14.93
Granted	16,260	15.82
Forfeited	(5,333)	14.93
Vested	(6,007)	14.69
Nonvested at December 31, 2016	15,009	$15.99	0.5

Compensation costs for stock-based and unit-based payment plans during the years ended December 31, 2016, 2015 and 2014, were approximately $9.5 million, $8.8 million and $7.2 million, respectively. At December 31, 2016, there were $11.6 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 1.7 years. The potential tax benefit related to stock-based payment is approximately 37.7% of these expenses.

13.  EARNINGS PER SHARE

Basic earnings per share, or EPS, is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income on an if-converted basis for the first quarter of 2014, associated with the 3.25% notes and 5.75% convertible senior notes due 2015, or the 5.75% notes, by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. All of the 5.75% notes were retired during the first quarter of 2014. During the second quarter of 2014, shareholders approved flexible settlement, which gives the company the option to settle the 3.25% notes and the 4.125% notes in cash, common stock or a combination of cash and common stock. The company intends to settle the 3.25% notes and the 4.125% notes with cash for the principal and cash or common stock the conversion premium. Accordingly, diluted EPS is computed using the treasury stock method by dividing net income by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities.

The basic and diluted EPS are calculated as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Basic EPS:
Net income attributable to Green Plains	$10,663	$7,064	$159,504
Weighted average shares outstanding - basic	38,318	37,947	36,467
EPS - basic	$0.28	$0.19	$4.37

Diluted EPS:
Net income attributable to Green Plains	$10,663	$7,064	$159,504
Interest and amortization on convertible debt, net of tax effect:
5.75% notes	-	-	576
3.25% notes	-	-	1,379
Net income attributable to Green Plains - diluted	$10,663	$7,064	$161,459

Weighted average shares outstanding - basic	38,318	37,947	36,467
Effect of dilutive convertible debt:
5.75% notes	-	-	1,006
3.25% notes	155	939	3,040
Effect of dilutive stock-based compensation awards	100	142	217
Weighted average shares outstanding - diluted	38,573	39,028	40,730

EPS - diluted	$0.28	$0.18	$3.96

14.  STOCKHOLDERS’ EQUITY

Treasury Stock

The company holds 7.7 million shares of its common stock at a cost of $75.8 million. Treasury stock is recorded at cost and reduces stockholders’ equity in the consolidated balance sheets. When shares are reissued, the company will use the weighted average cost method for determining the cost basis. The difference between the cost and the issuance price is added or deducted from additional paid-in capital.

Share Repurchase Program

In August 2014, the company announced a share repurchase program of up to $100 million of its common stock. Under the program, the company may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by its management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The company repurchased 323,290 shares of common stock for approximately $6.0 million during the second quarter of 2016. Since inception, the company has repurchased 514,990 shares of common stock for approximately $10.0 million under the program.

Dividends

The company has paid a quarterly cash dividend since August 2013 and anticipates declaring a cash dividend in future quarters on a regular basis. Future declarations of dividends, however, are subject to board approval and may be adjusted as the company’s liquidity, business needs or market conditions change. On February 8, 2017, the company’s board of directors declared a quarterly cash dividend of $0.12 per share. The dividend is payable on March 17, 2017, to shareholders of record at the close of business on February 24, 2017.

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement requires the partnership to distribute all available cash, as defined, to its partners within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by the general partner of the partnership plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. On January 23, 2017, the board of directors of the general partner of the partnership declared a cash distribution of $0.43 per unit on outstanding common and subordinated units. The distribution is payable on February 14, 2017, to unitholders of record at the close of business on February 3, 2017.

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income are associated primarily with gains and losses on derivative financial instruments. Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Year Ended December 31,			Statements of Income
	2016	2015	2014	Classification
Gains (losses) on cash flow hedges:
Commodity derivatives	$(8,094)	$8,420	$(257,730)	Revenues
Commodity derivatives	(16,508)	(3,551)	(43,853)	Cost of goods sold
Total	(24,602)	4,869	(301,583)	Income (loss) before income taxes
Income tax expense (benefit)	(8,830)	1,855	(139,754)	Income tax expense (benefit)
Amounts reclassified from accumulated other comprehensive income (loss)	$(15,772)	$3,014	$(161,829)

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

Green Plains Partners is a limited partnership, which is treated as a flow-through entity for federal income tax purposes and is not subject to federal income taxes. As a result, the consolidated financial statements do not reflect such income taxes on pre-tax income or loss attributable to the noncontrolling interest in the partnership.

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current	$2,950	$33,750	$67,389
Deferred	4,910	(27,513)	23,537
Total	$7,860	$6,237	$90,926

Differences between income tax expense at the statutory federal income tax rate and as presented on the consolidated statements of income are summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Tax expense at federal statutory
rate of 35%	$13,423	$7,513	$87,650
State income tax expense, net
of federal benefit	323	1,397	6,810
Qualified production activities deduction	-	-	(4,637)
Nondeductible compensation	185	-	848
Noncontrolling interests	(6,940)	(2,857)	-
Other	869	184	255
Income tax expense	$7,860	$6,237	$90,926

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards - Federal	$2,112	$-
Net operating loss carryforwards - State	1,290	337
Tax credit carryforwards - State	3,701	4,348
Derivative financial instruments	1,218	-
Investment in partnerships	91,951	46,519
Organizational and start-up costs	-	26
Stock-based compensation	3,535	3,080
Accrued expenses	10,722	10,649
Capital leases	3,764	3,800
Other	3,001	1,858
Total deferred tax assets	121,294	70,617

Deferred tax liabilities:
Convertible debt	(17,593)	(5,329)
Fixed assets	(205,189)	(139,383)
Derivative financial instruments	-	(4,542)
Organizational and start-up costs	(36,464)	-
Total deferred tax liabilities	(259,246)	(149,254)
Valuation allowance	(2,310)	(3,160)
Deferred income taxes	$(140,262)	$(81,797)

The company maintains a valuation allowance for its net deferred tax assets due to uncertainty that it will realize these assets in the future. The deferred tax valuation allowance of $2.3 million as of December 31, 2016, relates to Iowa tax credits that started expiring in 2013 and will continue to expire through 2018. Management considers whether it is more likely than not that some or all of the deferred tax assets will be realized, which is dependent on the generation of future taxable income and other tax attributes during the periods those temporary differences become deductible. Scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies are considered to make this assessment.

The company’s federal and state returns for the tax years ended December 31, 2013, and later are still subject to audit. A reconciliation of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2016	$189
Additions for prior year tax positions	5
Reductions for prior year tax positions	-
Balance at December 31, 2016	$194

Recognition of these tax benefits would favorably impact the company’s effective tax rate. Interest and penalties associated with uncertain tax positions are accrued as part of income taxes payable.

16.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The company leases certain facilities, equipment and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease. The company incurred lease expenses of $38.0 million, $33.2 million and $31.8 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Aggregate minimum lease payments under these agreements for future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2017	$35,170
2018	25,959
2019	16,991
2020	11,442
2021	5,042
Thereafter	20,653
Total	$115,257

Commodities

As of December 31, 2016, the company had contracted future purchases of grain, corn oil, natural gas, crude oil, ethanol, distillers grains and cattle, valued at approximately $504.4 million.

Legal

In November 2013, the company acquired two ethanol plants located in Fairmont, Minnesota and Wood River, Nebraska. There is ongoing litigation related to the consideration for this acquisition. On August 19, 2016, the Delaware Superior Court granted Green Plains’ motion for summary judgment in part and held that the seller’s attempt to disclaim liability for certain shortfall amounts through the use of a disclaimer provision was ineffective. Based on the court order, the company determined that previously accrued contingent liabilities of approximately $6.3 million no longer represent probable losses. These accruals were reversed as a reduction of cost of goods sold during the year ended December 31, 2016, because the adjustment relates to a reduction in the cost of inventory purchased in the acquisitions. The court has directed the company and the seller to work together to determine the precise total of the shortfall amount due to Green Plains. The company believes the remaining amount due to Green Plains is approximately $5.5 million; however, the seller has the right to dispute the details of the calculation and appeal the underlying Superior Court order. Accordingly, the total amount Green Plains may receive is yet to be determined. The remaining amount due to the company represents a gain contingency, which will not be recorded until all contingencies are resolved.

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

17.  EMPLOYEE BENEFIT PLANS

The company offers eligible employees a comprehensive employee benefits plan that includes health, dental, vision, life and accidental death, short-term disability and long-term disability insurance, and flexible spending accounts. The company also offers a 401(k) plan enabling eligible employees to save for retirement on a tax-deferred basis up to the limits allowed under the Internal Revenue Code and matches up to 4% of eligible employee contributions. Employee and employer contributions are 100% vested immediately. Employer contributions to the 401(k) plan for the years ended December 31, 2016, 2015 and 2014 were $1.6 million, $1.4 million and $1.1 million, respectively.

The company contributes to a defined benefit pension plan. Since January of 2009, the benefits under the plan were frozen; however, the company remains obligated to ensure the plan is funded according to its requirements. As of December

31, 2016, the plan’s assets were $5.5 million and liabilities were $6.6 million. At December 31, 2016 and 2015, net liabilities of $1.1 million were included in other liabilities on the consolidated balance sheet.

18.  RELATED PARTY TRANSACTIONS

Commercial Contracts

Three subsidiaries of the company have executed separate financing agreements for equipment with Amur Equipment Finance. Gordon Glade, a director of Amur Equipment Finance, is a member of the company’s board of directors. In March 2014, a subsidiary of the company entered into $1.4 million of new equipment financing agreements with Amur Equipment Finance. Balances of $0.8 million and $1.0 million related to these financing arrangements were included in debt at December 31, 2016 and 2015, respectively. Payments, including principal and interest, totaled $0.3 million for each of the years ended December 31, 2016, 2015 and 2014. The weighted average interest rate for the financing agreements with Amur Equipment Finance was 6.8%.

Aircraft Leases

Effective January 1, 2015, the company entered into two agreements with an entity controlled by Wayne Hoovestol for the lease of two aircrafts. Mr. Hoovestol is chairman of the company’s board of directors. The company agreed to pay $9,766 per month for the combined use of up to 125 hours per year of the aircrafts. Flight time in excess of 125 hours per year will incur additional hourly charges. These agreements replaced prior agreements with entities controlled by Mr. Hoovestol for the lease of two aircrafts for $15,834 per month for use of up to 125 hours per year, with flight time in excess of 125 hours per year incurring additional hourly charges. During the years ended December 31, 2016, 2015 and 2014, payments related to these leases totaled $190 thousand, $270 thousand and $187 thousand, respectively. The company had no outstanding payables related to these agreements at December 31, 2016 or 2015.

19.  QUARTERLY FINANCIAL DATA (Unaudited)

The following table includes unaudited financial data for each of the quarters within the years ended December 31, 2016, and 2015 (in thousands, except per share amounts), which is derived from the company’s consolidated financial statements. In management’s opinion, the financial data reflects all of the adjustments necessary for a fair presentation of the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenues	$932,098	$841,852	$887,727	$749,204
Costs and expenses	876,028	810,997	860,318	771,850
Operating income (loss)	56,070	30,855	27,409	(22,646)
Other expense	(19,433)	(12,888)	(8,953)	(12,063)
Income tax expense (benefit)	12,199	5,083	5,471	(14,893)
Net income (loss) attributable to Green Plains	18,682	7,928	8,191	(24,138)
Basic earnings (loss) per share attributable to Green Plains	0.49	0.21	0.21	(0.63)
Diluted earnings (loss) per share attributable to Green Plains	0.47	0.20	0.21	(0.63)

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenues	$739,914	$742,797	$744,490	$738,388
Costs and expenses	727,176	722,964	720,088	734,284
Operating income	12,738	19,833	24,402	4,104
Other expense	(7,959)	(10,396)	(11,388)	(9,869)
Income tax expense (benefit)	4,066	(604)	5,222	(2,447)
Net income (loss) attributable to Green Plains	(3,589)	6,179	7,792	(3,318)
Basic earnings (loss) per share attributable to Green Plains	(0.09)	0.16	0.20	(0.09)
Diluted earnings (loss) per share attributable to Green Plains	(0.09)	0.16	0.19	(0.09)

Schedule I – Condensed Financial Information of the Registrant (Parent Company Only)

GREEN PLAINS INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF BALANCE SHEET – PARENT COMPANY ONLY

(in thousands)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$188,953	$273,294
Restricted cash	16,947	10,130
Accounts receivable, including amounts from related parties of $0 and $1,080, respectively	285	1,188
Income tax receivable	10,379	9,104
Prepaid expenses and other	1,199	1,189
Due from subsidiaries	48,785	26,109
Total current assets	266,548	321,014

Property and equipment, net	12,900	3,811
Investment in consolidated subsidiaries	916,138	549,642
Deferred income taxes	87,310	53,273
Other assets	9,642	14,846
Total assets	$1,292,538	$942,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,916	$1,889
Due to subsidiaries	160,486	25,973
Accrued liabilities	20,488	12,511
Total current liabilities	187,890	40,373

Long-term debt	236,056	103,072
Other liabilities	2,890	146
Total liabilities	426,836	143,591

Stockholders' equity
Common stock	46	45
Additional paid-in capital	658,258	577,787
Retained earnings	283,214	290,974
Treasury stock	(75,816)	(69,811)
Total stockholders' equity	865,702	798,995
Total liabilities and stockholders' equity	$1,292,538	$942,586

See accompanying notes to the condensed financial statements.

GREEN PLAINS INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF INCOME – PARENT COMPANY ONLY

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Selling, general and administrative expenses	$3,174	$-	$-
Operating (loss)	(3,174)	-	-
Other income (expense)
Interest income	1,193	838	462
Interest expense	(14,511)	(9,280)	(9,539)
Other, net	(8,072)	(3,366)	(3,860)
Total other expense	(21,390)	(11,808)	(12,937)
Loss before income taxes	(24,564)	(11,808)	(12,937)
Income tax benefit	12,381	4,106	4,361
Loss before equity in earnings of subsidiaries	(12,183)	(7,702)	(8,576)
Equity in earnings of consolidated subsidiaries	22,846	14,766	168,080
Net income	$10,663	$7,064	$159,504

See accompanying notes to the condensed financial statements.

GREEN PLAINS INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF CASH FLOWS – PARENT COMPANY ONLY

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:	$72,172	$19,844	$(13,962)
Net cash provided (used) by operating activities	72,172	19,844	(13,962)

Cash flows from investing activities:
Purchases of property and equipment	(11,556)	(1,191)	(2,829)
Acquisition of businesses	(512,356)	(116,796)	-
Transfer of assets to Green Plains Partners LP	152,312	-	-
Investment in consolidated subsidiaries, net	77,615	143,151	125,179
Issuance of notes receivable from subsidiaries, net of payments received	3,000	(3,000)	9,500
Investments in unconsolidated subsidiaries	(7,206)	(2,975)	(4,309)
Net cash provided (used) by investing activities	(298,191)	19,189	127,541

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	170,000	-	-
Payments of principal on long-term debt	-	-	(238)
Payments for repurchase of common stock	(6,005)	(4,003)	-
Payment of cash dividends	(18,423)	(15,191)	(8,908)
Payment of loan fees	(5,651)	-	-
Proceeds from the exercise of stock options	1,757	766	4,404
Net cash provided (used) by financing activities	141,678	(18,428)	(4,742)

Net change in cash and equivalents	(84,341)	20,605	108,837
Cash and cash equivalents, beginning of period	273,294	252,689	143,852
Cash and cash equivalents, end of period	$188,953	$273,294	$252,689

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

2.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The parent company leases certain facilities under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The parent company incurred lease expenses of $1.1 million, $1.1 million and $1.0 million during the years ended December 31, 2016, 2015 and 2014, respectively. Aggregate minimum lease payments under these agreements for future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2017	$1,951
2018	1,919
2019	1,897
2020	1,372
2021	1,333
Thereafter	14,682
Total	$23,154

Parent Guarantees

The various operating subsidiaries of the parent company enter into contracts as a routine part of their business activities, which are guaranteed by the parent company in certain instances. Examples of these contracts include financing and lease arrangements, commodity purchase and sale agreements, and agreements with vendors. As of December 31, 2016, the parent company had $275.9 million in guarantees of subsidiary contracts and indebtedness.

3.  DEBT

Parent company debt as of December 31, 2016, consists of the 3.25% convertible senior notes due 2018 and 4.125% convertible senior notes due 2022. Scheduled long-term debt repayments, including full accretion at their maturity but excluding the effects of the debt discounts, are as follows (in thousands):

Year Ending December 31,	Amount
2017	$-
2018	120,000
2019	-
2020	-
2021	-
Thereafter	170,000
Total	$290,000