Form 10-Q
period 2017-06-30
Green Plains Inc.
filed 2017-08-03
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of August  1, 2017, was 41,484,094 shares.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Inc. and Subsidiaries:

Green Plains; the company	Green Plains Inc. and its subsidiaries
BioProcess Algae	BioProcess Algae LLC
Fleischmann’s Vinegar	Fleischmann’s Vinegar Company, Inc.
Green Plains Cattle	Green Plains Cattle Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP
Green Plains Processing	Green Plains Processing LLC and its subsidiaries
Green Plains Trade	Green Plains Trade Group LLC

Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
SEC	Securities and Exchange Commission

Industry Defined Terms:

CAFE	Corporate Average Fuel Economy
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EIA	U.S. Energy Information Administration
EISA	Energy Independence and Security Act of 2007, as amended
EPA	U.S. Environmental Protection Agency
MmBTU	Million British Thermal Units
Mmg	Million gallons
Mmgy	Million gallons per year
RFS II	Renewable Fuels Standard II
RVO	Renewable volume obligations
RVP	Reid Vapor Pressure
U.S.	United States

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GREEN PLAINS INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$195,442	$304,211
Restricted cash	29,592	51,979
Accounts receivable, net of allowances of $285 and $266, respectively	134,885	147,495
Income taxes receivable	11,641	10,379
Inventories	444,738	422,181
Prepaid expenses and other	17,144	17,095
Derivative financial instruments	32,784	47,236
Total current assets	866,226	1,000,576
Property and equipment, net of accumulated depreciation of $466,548 and $417,993, respectively	1,199,080	1,178,706
Goodwill	183,696	183,696
Other assets	147,621	143,514
Total assets	$2,396,623	$2,506,492

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$139,732	$192,275
Accrued and other liabilities	44,933	67,473
Derivative financial instruments	8,165	8,916
Short-term notes payable and other borrowings	341,463	291,223
Current maturities of long-term debt	6,178	35,059
Total current liabilities	540,471	594,946
Long-term debt	733,780	782,610
Deferred income taxes	122,810	140,262
Other liabilities	8,595	9,483
Total liabilities	1,405,656	1,527,301

Commitments and contingencies (Note 13)

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,415,977 and 46,079,108 shares issued, and 41,484,712 and 38,364,118 shares outstanding, respectively	46	46
Additional paid-in capital	679,153	659,200
Retained earnings	254,030	283,214
Accumulated other comprehensive loss	(10,400)	(4,137)
Treasury stock, 4,931,265 and 7,714,990 shares, respectively	(48,460)	(75,816)
Total Green Plains stockholders' equity	874,369	862,507
Noncontrolling interests	116,598	116,684
Total stockholders' equity	990,967	979,191
Total liabilities and stockholders' equity	$2,396,623	$2,506,492

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues
Product revenues	$884,712	$885,772	$1,770,924	$1,632,956
Service revenues	1,551	1,955	3,023	3,975
Total revenues	886,263	887,727	1,773,947	1,636,931

Costs and expenses
Cost of goods sold	830,019	809,524	1,641,915	1,534,211
Operations and maintenance expenses	8,267	8,504	16,798	17,149
Selling, general and administrative expenses	25,575	23,589	49,357	43,962
Depreciation and amortization expenses	26,188	18,701	52,271	36,846
Total costs and expenses	890,049	860,318	1,760,341	1,632,168
Operating income (loss)	(3,786)	27,409	13,606	4,763

Other income (expense)
Interest income	314	368	678	778
Interest expense	(19,430)	(10,499)	(37,926)	(21,297)
Other, net	1,357	1,178	1,367	(497)
Total other expense	(17,759)	(8,953)	(35,881)	(21,016)
Income (loss) before income taxes	(21,545)	18,456	(22,275)	(16,253)
Income tax expense (benefit)	(9,749)	5,471	(12,130)	(9,422)
Net income (loss)	(11,796)	12,985	(10,145)	(6,831)
Net income attributable to noncontrolling interests	4,570	4,794	9,818	9,116
Net income (loss) attributable to Green Plains	$(16,366)	$8,191	$(19,963)	$(15,947)

Earnings per share:
Net income (loss) attributable to Green Plains - basic	$(0.41)	$0.21	$(0.51)	$(0.42)
Net income (loss) attributable to Green Plains - diluted	$(0.41)	$0.21	$(0.51)	$(0.42)
Weighted average shares outstanding:
Basic	40,220	38,425	39,326	38,311
Diluted	40,220	38,536	39,326	38,311

Cash dividend declared per share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income (loss)	$(11,796)	$12,985	$(10,145)	$(6,831)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during period, net of tax (expense) benefit of $2,026, $2,849, $1,058 and $2,093, respectively	(3,418)	(4,840)	(1,776)	(3,314)
Reclassification of realized (gains) losses on derivatives, net of tax expense (benefit) of $824, $(932), $2,672 and $(225), respectively	(1,353)	1,783	(4,487)	356
Total other comprehensive loss, net of tax	(4,771)	(3,057)	(6,263)	(2,958)
Comprehensive income (loss)	(16,567)	9,928	(16,408)	(9,789)
Comprehensive income attributable to noncontrolling interests	4,570	4,794	9,818	9,116
Comprehensive (income) loss attributable to Green Plains	$(21,137)	$5,134	$(26,226)	$(18,905)

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,145)	$(6,831)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	60,196	41,433
Loss on exchange of 3.25% convertible notes due 2018	1,291	-
Gain on disposal of assets	(1,422)	-
Deferred income taxes	(12,896)	(17,936)
Stock-based compensation	5,497	4,648
Undistributed equity in loss of affiliates	75	508
Other	19	58
Changes in operating assets and liabilities before effects of business combinations:
Accounts receivable	12,341	(45,364)
Inventories	(1,079)	73,257
Derivative financial instruments	3,622	(160)
Prepaid expenses and other assets	(9)	668
Accounts payable and accrued liabilities	(74,435)	(50,981)
Current income taxes	(1,262)	5,067
Change in restricted cash	4,299	-
Other	1,322	567
Net cash provided (used) by operating activities	(12,586)	4,934

Cash flows from investing activities:
Purchases of property and equipment	(27,985)	(29,084)
Acquisition of a business, net of cash acquired	(61,727)	(19,935)
Distributions from (investments in) unconsolidated subsidiaries	(8,849)	994
Net cash used by investing activities	(98,561)	(48,025)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	33,800	66,000
Payments of principal on long-term debt	(66,339)	(21,223)
Proceeds from short-term borrowings	2,149,950	1,970,026
Payments on short-term borrowings	(2,099,929)	(1,951,610)
Cash payment for exchange of 3.25% convertible notes due 2018	(8,523)	-
Payments for repurchase of common stock	-	(6,005)
Payments of cash dividends and distributions	(19,244)	(18,520)
Change in restricted cash	18,089	8,234
Payments of loan fees	(1,675)	-
Payments related to tax withholdings for stock-based compensation	(3,801)	(2,168)
Proceeds from exercise of stock options	50	410
Net cash provided by financing activities	2,378	45,144

Net change in cash and cash equivalents	(108,769)	2,053
Cash and cash equivalents, beginning of period	304,211	384,867
Cash and cash equivalents, end of period	$195,442	$386,920

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Six Months Ended June 30,
	2017	2016
Non-cash financing activity:
Exchange of 3.25% convertible notes due 2018 for shares of common stock	$47,743	$-
Exchange of common stock held in treasury stock for 3.25% convertible notes due 2018	$27,356	$-

Supplemental disclosures of cash flow:
Cash paid for income taxes	$1,976	$3,304
Cash paid for interest	$30,134	$20,564

Supplemental investing and financing activities:
Assets acquired in acquisitions and mergers, net of cash	$62,209	$23,986
Less: liabilities assumed	(482)	(1,244)
Less: allocation of noncontrolling interest in consolidation of BioProcess Algae	-	(2,807)
Net assets acquired	$61,727	$19,935

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

Description of Business

Green Plains is North America’s second largest consolidated owner of ethanol plants. The company operates within four business segments: (1) ethanol production, which includes the production of ethanol, distillers grains and corn oil, (2) agribusiness and energy services, which includes grain handling and storage and marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and ingredients, which includes cattle feedlots, vinegar production and food-grade corn oil operations, and (4) partnership, which includes fuel storage and transportation services.

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

The company uses exchange-traded futures and options contracts to minimize the effect of price changes on grain and cattle inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices and settled predominantly in cash. The company is exposed to loss when counterparties default on forward purchase and sale contracts. Grain inventories held for sale and forward purchase and sale contracts are valued at market prices when available or other market quotes adjusted for differences, primarily in transportation, between the exchange-traded market and local market where the terms of the contract is based. Changes in the fair value of grain inventories held for sale, forward purchase and sale contracts and exchange-traded futures and options contracts are recognized as a component of cost of goods sold.

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

Effective January 1, 2017, the company adopted the amended guidance in ASC Topic 718, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or settle. The amended guidance also allows an employer to repurchase more of an employee’s shares than it can currently for tax withholding purposes without triggering liability accounting and make a policy election to account for forfeitures as they occur. The amended guidance requiring recognition of excess tax benefits and tax deficiencies in the income statement was applied prospectively. The amended guidance related to the timing of when excess tax benefits are recognized, did not have an impact on the consolidated financial statements. The amended guidance related to the presentation of employee taxes paid on the statement of cash flows was applied retrospectively. This change resulted in a $2.2 million increase in cash flows from operating activities and a decrease in cash flows from financing activities for the six months ended June 30, 2016. The company has elected to account for forfeitures as they occur. This change did not have a material impact on the financial statements.

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

Effective January 1, 2018, the company will adopt the amended guidance in ASC Topic 606, Revenue from Contracts with Customers. ASC Topic 606 is designed to create improved revenue recognition and disclosure comparability in financial statements. The provisions of ASC Topic 606 include a five-step process by which an entity will determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which an entity expects to be entitled in exchange for those goods or services. The new guidance requires the company to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the company satisfies the performance obligation. ASC Topic 606 requires certain disclosures about contracts with customers and provides more comprehensive guidance for transactions such as service revenue, contract modifications, and multiple-element arrangements. The new standard is effective for fiscal years and interim periods within those years, beginning after December 15, 2017 and allows for early adoption.

The company is in the process of completing a comparison of the company’s current revenue recognition policies to the requirements of ASC Topic 606 for each of the company’s major revenue categories. The company has established a cross-functional implementation team, consisting of representatives from various business segments. Initial assessment indicates that the amended guidance will not materially change the amount or timing of revenues recognized by the company and the majority of the company's contracts will continue to be recognized at a point in time and that the number of performance obligations and the accounting for variable consideration are not expected to be significantly different from current practice. In addition, many of the company's sales contracts are considered derivatives under ASC Topic 815, Derivatives and Hedging, and are therefore excluded from the scope of Topic 606. ASC Topic 606 will also require disclosure of significant changes in contract asset and contract liability balances period to period and the amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period, as applicable. ASC Topic 606 provides for adoption either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The company anticipates finalizing its assessment of the financial impact of the new guidance on its consolidated financial statements during the third quarter of 2017. The company anticipates adopting the amended guidance using the modified retrospective transition method.

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

Effective January 1, 2019, the company will adopt the amended guidance in ASC Topic 842, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. Early application is permitted. The company is currently evaluating the impact the adoption of the amended guidance will have on the consolidated financial statements and related disclosures, but expects the adoption will result in a significant increase in total assets and liabilities. The amended guidance will be applied on a modified retrospective basis.

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

2.  ACQUISITIONS

Acquisition of Cattle Feedlots

On May 16, 2017, the company acquired two cattle-feeding operations from Cargill Cattle Feeders, LLC for $57.7 million, including certain working capital adjustments. The transaction included the feed yards located in Leoti, Kansas and

Yuma, Colorado, which added combined feedlot capacity of 155,000 head of cattle to the company’s operations. The transaction was financed using cash on hand. There were no material acquisition costs recorded for the acquisition.

As part of the transaction, the company also entered into a long-term cattle supply agreement with Cargill Meat Solutions Corporation. Under the cattle supply agreement, all cattle placed in the Leoti, Yuma and the company’s existing Kismet, Kansas feedlots will be sold exclusively to Cargill Meat Solutions under an agreed upon pricing arrangement.

The purchase price allocation is based on the preliminary results of internal valuations. The purchase price and purchase price allocation are preliminary until contractual post-closing working capital adjustments and valuations are finalized.

The following is a summary of the preliminary purchase price of assets acquired and liabilities assumed (in thousands):

Amounts of Identifiable Assets Acquired and Liabilities Assumed
Inventory	$20,576
Prepaid expenses and other	52
Property and equipment, net	37,205

Current liabilities	(180)
Total identifiable net assets	$57,653

Acquisition of Fleischmann’s Vinegar Company

On October 3, 2016, the company acquired all of the issued and outstanding stock of SCI Ingredients Holdings, Inc., the holding company of Fleischmann’s Vinegar Company, Inc., for $258.3 million in cash. A portion of the purchase price was used to repay existing debt. Fleischmann’s Vinegar is one of the world’s largest producers of food-grade industrial vinegar.

The purchase price allocation is based on the preliminary results of independent valuations. The purchase price and purchase price allocation are preliminary until the final independent valuation reports are issued.

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

As of June 30, 2017, based on the preliminary valuations, the company’s customer relationship intangible asset recognized in connection with the Fleischmann’s acquisition is $79.8 million, net of $4.2 million of accumulated amortization, and has a 15-year weighted-average amortization period. As of June 30, 2017, the company also has an indefinite-lived trade name intangible asset of $10.5 million. The company recognized $1.4 million and $2.8 million of amortization expense associated with the amortizing customer relationship intangible asset during the three and six months ended June 30, 2017, respectively, and expects estimated amortization expense for the next five years of $5.6 million per annum. The excess of the purchase price over the intangibles fair values was allocated to goodwill, none of which is expected to be deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to arise after the acquisition.

Acquisition of Ethanol Plants

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

The purchase price allocation is based on the preliminary results of an independent valuation. The purchase price and purchase price allocation are preliminary until the final independent valuation report is issued. The following is a summary of the preliminary purchase price of assets acquired and liabilities assumed (in thousands):

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at June 30, 2017
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total

Assets:
Cash and cash equivalents	$195,442	$-	$-	$195,442
Restricted cash	29,592	-	-	29,592
Margin deposits	29,743	-	(29,743)	-
Inventories carried at market	-	86,441	-	86,441
Unrealized gains on derivatives	9,460	5,938	17,386	32,784
Other assets	115	12	-	127
Total assets measured at fair value	$264,352	$92,391	$(12,357)	$344,386

Liabilities:
Accounts payable (1)	$-	$15,754	$-	$15,754
Unrealized losses on derivatives	12,357	8,165	(12,357)	8,165
Other	-	6	-	6
Total liabilities measured at fair value	$12,357	$23,925	$(12,357)	$23,925

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total

Assets:
Cash and cash equivalents	$304,211	$-	$-	$304,211
Restricted cash	51,979	-	-	51,979
Margin deposits	50,601	-	(50,601)	-
Inventories carried at market (2)	-	154,022	-	154,022
Unrealized gains on derivatives	8,272	14,818	24,146	47,236
Other assets	116	-	-	116
Total assets measured at fair value	$415,179	$168,840	$(26,455)	$557,564

Liabilities:
Accounts payable (1)	$-	$35,288	$-	$35,288
Unrealized losses on derivatives	26,455	8,916	(26,455)	8,916
Other liabilities	-	81	-	81
Total liabilities measured at fair value	$26,455	$44,285	$(26,455)	$44,285

(1)

Accounts payable is generally stated at historical amounts with the exception of $15.8 million and $35.3 million at June 30, 2017 and December 31, 2016, respectively, related to certain delivered inventory subject to changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

(2)

Inventories carried at market have been revised from previously reported results to include $77.0 million of inventories held under a fair value hedging relationship. There was no impact to the financial statements resulting from this revision.

The company believes the fair value of its debt was approximately $1.1  billion compared with a book value of $1.1  billion at June 30, 2017, and December 31, 2016, respectively. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair values of its accounts receivable approximated book value, which was  $134.9 million and $147.5 million at June 30, 2017,  and December 31, 2016, respectively.

Although the company currently does not have any recurring Level 3 financial measurements, the fair values of tangible assets and goodwill acquired and the equity component of convertible debt issued represent Level 3 measurements that were derived using a combination of the income approach, market approach and cost approach for the specific assets or liabilities being valued.

4.  SEGMENT INFORMATION

As a result of acquisitions during 2016, the company implemented organizational segment changes during the fourth quarter of 2016, whereby the company management now reports the financial and operating performance in the following four operating segments: (1) ethanol production, which includes the production of ethanol, distillers grains and corn oil, (2) agribusiness and energy services, which includes grain handling and storage and marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and ingredients, which includes cattle feedlots,  vinegar production and food-grade corn oil operations and (4) partnership, which includes fuel storage and transportation services. Prior periods have been reclassified to conform to the revised segment presentation.

The company has re-evaluated the profitability measure of its reportable segments’ operating performance and has determined that segment EBITDA (earnings before interest, taxes, depreciation and amortization) is primarily used by the company’s management to evaluate segment operating activities, and therefore is a more meaningful profitability measure than the previously reported segment operating income.  In addition, EBITDA is a financial measure that is widely used by analysts and investors in the company’s industries. As a result, the company is now including segment EBITDA as a performance measure.

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

The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Ethanol production:
Revenues from external customers	$617,297	$595,168	$1,237,176	$1,123,496
Intersegment revenues	1,549	-	3,045	-
Total segment revenues	618,846	595,168	1,240,221	1,123,496
Agribusiness and energy services:
Revenues from external customers	150,755	203,158	319,066	363,303
Intersegment revenues	9,781	8,589	19,273	15,998
Total segment revenues	160,536	211,747	338,339	379,301
Food and ingredients:
Revenues from external customers	116,660	87,446	214,682	146,157
Intersegment revenues	37	38	75	75
Total segment revenues	116,697	87,484	214,757	146,232
Partnership:
Revenues from external customers	1,551	1,955	3,023	3,975
Intersegment revenues	23,514	23,538	49,271	45,306
Total segment revenues	25,065	25,493	52,294	49,281
Revenues including intersegment activity	921,144	919,892	1,845,611	1,698,310
Intersegment eliminations	(34,881)	(32,165)	(71,664)	(61,379)
Revenues as reported	$886,263	$887,727	$1,773,947	$1,636,931

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of goods sold:
Ethanol production	$612,646	$565,438	$1,211,784	$1,099,936
Agribusiness and energy services	152,110	195,077	318,504	354,492
Food and ingredients	100,009	81,041	183,044	140,295
Partnership	-	-	-	-
Intersegment eliminations	(34,746)	(32,032)	(71,417)	(60,512)
	$830,019	$809,524	$1,641,915	$1,534,211

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
EBITDA:
Ethanol production	$(873)	$22,744	$12,951	$9,008
Agribusiness and energy services	3,747	11,881	10,760	14,936
Food and ingredients	13,955	6,042	26,469	4,965
Partnership	16,066	16,312	33,960	30,621
Intersegment eliminations	(80)	(314)	(155)	(1,135)
Corporate activities	(8,742)	(9,009)	(16,063)	(16,505)
	$24,073	$47,656	$67,922	$41,890

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation and amortization:
Ethanol production	$20,142	$15,150	$40,484	$30,930
Agribusiness and energy services	659	947	1,319	1,253
Food and ingredients	3,240	274	6,120	545
Partnership	1,247	1,488	2,501	2,705
Corporate activities	900	842	1,847	1,413
	$26,188	$18,701	$52,271	$36,846

The following table reconciles net income (loss) to EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income (loss)	$(11,796)	$12,985	$(10,145)	$(6,831)
Interest expense	19,430	10,499	37,926	21,297
Income tax expense (benefit)	(9,749)	5,471	(12,130)	(9,422)
Depreciation and amortization	26,188	18,701	52,271	36,846
EBITDA	$24,073	$47,656	$67,922	$41,890

The following table sets forth third-party revenues by product line (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Ethanol	$607,693	$572,394	$1,205,100	$1,071,445
Distillers grains	87,696	115,507	206,392	227,724
Corn oil	46,791	41,009	87,488	61,883
Grain	28,498	64,742	54,522	115,797
Food and ingredients	102,029	75,178	192,514	131,411
Service revenues	1,551	1,955	3,023	3,975
Other	12,005	16,942	24,908	24,696
	$886,263	$887,727	$1,773,947	$1,636,931

The following table sets forth total assets by operating segment (in thousands):

	June 30,	December 31,
	2017	2016
Total assets (1):
Ethanol production	$1,138,707	$1,206,155
Agribusiness and energy services	450,477	579,977
Food and ingredients	554,859	406,429
Partnership	75,123	74,999
Corporate assets	187,161	257,652
Intersegment eliminations	(9,704)	(18,720)
	$2,396,623	$2,506,492

(1)	Asset balances by segment exclude intercompany receivable balances. 17

5.  INVENTORIES

Inventories are carried at lower of cost or net realizable value, except for commodities held for sale and fair-value hedged inventories. Commodities held for sale are reported at market value.

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2017	2016

Finished goods	$89,020	$99,009
Commodities held for sale	46,847	65,926
Raw materials	128,270	135,516
Work-in-process	147,589	91,093
Supplies and parts	33,012	30,637
	$444,738	$422,181

6.  GOODWILL

The company did not have any changes in the carrying amount of goodwill, which was $183.7 million at June 30, 2017,  and December 31, 2016. Goodwill of $30.3 million, $142.8 million and $10.6 million is attributable to the ethanol production segment, food and ingredients segment and the partnership segment, respectively.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2017, the company’s consolidated balance sheet reflected unrealized losses of $10.4 million, net of tax, in accumulated other comprehensive income (loss). The company expects these losses will be reclassified in operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income will differ as commodity prices change.

Fair Values of Derivative Instruments

The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives'				Liability Derivatives'
	Fair Value				Fair Value
	June 30,		December 31,		June 30,	December 31,
	2017		2016		2017	2016
Derivative financial instruments (1)	$3,041	(2)	$14,818	(3)	$-	$-
Other assets	12		-		-	-
Accrued and other liabilities	-		-		8,165	27,099
Other liabilities	-		-		6	81
Total	$3,053		$14,818		$8,171	$27,180

(1) Derivative financial instruments as reflected on the consolidated balance sheets are net of related margin deposit assets of $29.7 million and $50.6 million at June 30, 2017 and December 31, 2016, respectively.

(2) Balance at June 30, 2017 includes $7.9 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

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

Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The gains or losses recognized in income and other comprehensive income related to the company’s derivative financial instruments and the line items on the consolidated financial statements where they are reported are as follows (in thousands):

Gains (Losses) on Derivative Instruments Not	Three Months Ended June 30,		Six Months Ended June 30,
Designated in a Hedging Relationship	2017	2016	2017	2016
Revenues	$(5,215)	$10,065	$(10,263)	$7,271
Cost of goods sold	3,284	(2,856)	15,220	(8,703)
Net increase (decrease) recognized in earnings before tax	$(1,931)	$7,209	$4,957	$(1,432)

Gains (Losses) Due to Ineffectiveness	Three Months Ended June 30,		Six Months Ended June 30,
of Cash Flow Hedges	2017	2016	2017	2016
Revenues	$(48)	$(38)	$(181)	$(38)
Cost of goods sold	-	(160)	-	(160)
Net decrease recognized in earnings before tax	$(48)	$(198)	$(181)	$(198)

Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
into Net Income	2017	2016	2017	2016
Revenues	$2,825	$(13,470)	$6,977	$(13,225)
Cost of goods sold	(648)	10,755	182	12,644
Net increase (decrease) recognized in earnings before tax	$2,177	$(2,715)	$7,159	$(581)

Effective Portion of Cash Flow Hedges Recognized in	Three Months Ended June 30,		Six Months Ended June 30,
Other Comprehensive Income (Loss)	2017	2016	2017	2016
Commodity Contracts	$(5,444)	$(7,689)	$(2,834)	$(5,407)

Gains (Losses) from Fair Value	Three Months Ended June 30,		Six Months Ended June 30,
Hedges of Inventory	2017	2016	2017	2016
Revenues (effect of change in inventory value)	$(31)	$(341)	$1,390	$1,419
Cost of goods sold (effect of change in inventory value)	(2,526)	13,080	(4,454)	8,182
Revenues (effect of fair value hedge)	(578)	341	(1,673)	(1,419)
Cost of goods sold (effect of fair value hedge)	2,406	(14,373)	5,445	(8,564)
Ineffectiveness recognized in earnings before tax	$(729)	$(1,293)	$708	$(382)

There were no gains or losses from discontinuing cash flow or fair value hedge treatment during the three and six months ended June 30, 2017 and 2016.

The open commodity derivative positions as of June 30, 2017, are as follows (in thousands):

June 30, 2017
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity

Futures	(82,215)				Bushels	Corn, Soybeans and Wheat
Futures	(7,150)	(4)			Bushels	Corn
Futures	166,916				Gallons	Ethanol
Futures	(1,150)				MmBTU	Natural Gas
Futures	(12,143)	(4)			MmBTU	Natural Gas
Futures	3,140				Pounds	Livestock
Futures	(183,960)	(3)			Pounds	Livestock
Futures	(33)				Barrels	Crude Oil
Futures	(43)	(4)			Barrels	Crude Oil
Futures	(1,380)				Pounds	Soybean Oil
Futures	4,914	(3)			Gallons	Natural Gasoline
Options	23,737				Bushels	Corn, Soybeans and Wheat
Options	(3,333)				Gallons	Ethanol
Options	347				MmBTU	Natural Gas
Options	(7,160)				Pounds	Livestock
Options	37				Barrels	Crude Oil
Options	(2,596)				Pounds	Soybean Oil
Forwards			26,713	(1,194)	Bushels	Corn and Soybeans
Forwards			74,010	(367,236)	Gallons	Ethanol
Forwards			158	(242)	Tons	Distillers Grains
Forwards			24,925	(128,199)	Pounds	Corn Oil
Forwards			14,438	(1,711)	MmBTU	Natural Gas
Forwards			93	(93)	Barrels	Crude Oil

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.
(4)	Futures or non-exchange traded forwards used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains on energy trading contracts of $6.8 million and $15.1 million for the three and six months ended June 30, 2017,  respectively, and net losses of $0.3 million and net gains of $3.0 million for the three and six months ended June 30, 2016,  respectively.

8.  DEBT

The components of long-term debt are as follows (in thousands):

	June 30,	December 31,
	2017	2016

Green Plains Processing:
$345.0 million term loan	$264,401	$294,011
Fleischmann's Vinegar:
$130.0 million term loan	125,312	125,609
$15.0 million revolving credit facility	4,500	4,000
Green Plains Partners:
$155.0 million revolving credit facility	127,900	129,000
Corporate:
$120.0 million convertible notes due 2018	59,410	108,817
$170.0 million convertible notes due 2022	130,215	127,239
Other	28,220	28,993
Total long-term debt	739,958	817,669
Less: current portion of long-term debt	(6,178)	(35,059)
Long-term debt	$733,780	$782,610

Short-term notes payable and other borrowings at June 30, 2017, include working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $145.0 million, $112.0 million and $84.5 million, respectively. Short-term notes payable and other borrowings at December 31, 2016, include working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $63.5 million, $102.0 million and $125.7 million, respectively.

Ethanol Production Segment

Green Plains Processing has a $345.0 million senior secured credit facility, which is guaranteed by the company and subsidiaries of Green Plains Processing and secured by the stock and substantially all of the assets of Green Plains Processing. The interest rate is LIBOR, subject to a 1.00% floor, plus 5.50% and matures on June 30, 2020. The terms of the credit facility require the borrower to maintain a maximum total leverage ratio of 4.00x at the end of each quarter, decreasing to 3.25x over the life of the credit facility, and a minimum fixed charge coverage ratio of 1.25x. As of June 30, 2017, the maximum total leverage ratio was 3.75x. The credit facility also has a provision requiring the company to make special quarterly payments of 50% to 75% of its available free cash flow, subject to certain limitations.

At June 30, 2017, the interest rate on this term debt was 6.72%. Scheduled principal payments are $0.9 million each quarter until maturity.

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

Lenders receive a first priority lien on certain cash, inventory, accounts receivable and other assets owned by Green Plains Grain as security on the credit facility. The terms impose affirmative and negative covenants, including maintaining minimum working capital of $20.0 million and tangible net worth of $26.3 million for 2017. Capital expenditures are limited to $8.0 million per year under the credit facility, plus equity contributions from the company and unused amounts of up to $8.0 million from the previous year. In addition, the credit facility requires the company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 and a maximum annual leverage ratio of 6.00 to 1.00 at the end of each quarter. The fixed charge coverage ratio and long-term capitalization ratio apply only if the company has long-term indebtedness on the date of calculation. As of June 30, 2017, Green Plains Grain had no long-term indebtedness. The credit facility also contains restrictions on distributions related to capital stock, with exceptions for distributions up to 50% of net profit before tax, subject to certain conditions.

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

On July 28, 2017, the company amended the credit facility, to increase the maximum commitment from $150.0 million to $300.0 million and extend the maturity date to July 28, 2022. The amended credit facility increases advance rates and modifies the eligible inventory definitions to include additional commodities and locations. Advances are subject to variable interest rates equal to a daily LIBOR rate plus 2.25% or the base rate plus 1.25%.  The unused portion of the credit facility is also subject to a commitment fee of 0.375% per annum.

At June 30, 2017, Green Plains Trade had restricted cash of $16.9 million on the consolidated balance sheet, the use of which was restricted for repayment towards the outstanding loan balance.

Food and Ingredients Segment

Green Plains Cattle has a senior secured asset-based revolving credit facility, to finance working capital for the cattle feedlot operations up to the maximum commitment based on eligible collateral equal to the sum of percentages of eligible receivables, inventories and other current assets, less miscellaneous adjustments. During the second quarter of 2017, the company amended its revolving credit facility to increase the maximum commitment from $100.0 million to $200.0 million until July 31, 2017, when it increased to $300.0 million. The maturity date was extended from October 31, 2017, to April 30, 2020.

Advances, as amended, are subject to variable interest rates equal to LIBOR plus 2.00% to 3.00%, or the base rate plus 1.00% to 2.00%, depending upon the preceding three months’ excess borrowing availability. The amended credit facility also includes an accordion feature that enables the credit facility to be increased by up to $100.0 million with agent approval. The unused portion of the credit facility is also subject to a commitment fee of 0.20% to 0.30% per annum, depending on the preceding three months’ excess borrowing availability.

Lenders receive a first priority lien on certain cash, inventory, accounts receivable, property and equipment and other assets owned by Green Plains Cattle as security on the credit facility. The amended terms impose affirmative and negative covenants, including maintaining working capital of 15% of the commitment amount, tangible net worth of 20% of the commitment amount, plus 50% of net profit from the previous year, and a total debt to tangible net worth ratio of 3.50x. Capital expenditures are limited to $10.0 million per year under the credit facility, plus $10.0 million per year if funded by a contribution from parent, plus any unused amounts from the previous year.

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

Corporate Activities

In August 2016, the company issued $170.0 million of 4.125% convertible senior notes due 2022. The 4.125% notes are senior, unsecured obligations of the company, with interest payable on March 1 and September 1 of each year. The company may settle the 4.125% notes in cash, common stock or a combination of cash and common stock.

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

In September 2013, the company issued $120.0 million of 3.25% convertible senior notes due 2018. The 3.25% notes are senior, unsecured obligations of the company, with interest payable on April 1 and October 1 of each year. The company may settle the 3.25% notes in cash, common stock or a combination of cash and common stock.

Prior to April 1, 2018, the 3.25% notes are not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted to 49.7602 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $20.10 per share. The company may be obligated to increase the conversion rate in certain events, including redemption of the 3.25% notes.

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

During the second quarter of 2017, the company entered into several privately negotiated agreements with holders, on behalf of certain beneficial owners of the company’s 3.25% notes. Under these agreements, 2,783,725 shares of the company’s common stock and approximately $8.5 million in cash plus accrued but unpaid interest on the 3.25% notes, were exchanged for approximately $56.3 million in aggregate principal amount of the 3.25% notes. Common stock held as treasury shares were exchanged for the 3.25% notes. Following the closings of the agreements, $63.7 million aggregate principal amount of the 3.25% notes remain outstanding.

At issuance, the company separately accounted for the liability and equity components of the convertible notes by bifurcating the gross proceeds between the indebtedness, or liability component, and the embedded conversion option, or equity component. This bifurcation was done by estimating an effective interest rate on the date of issuance for similar notes. The embedded conversion option was recorded in stockholders’ equity. Since the company did not exercise the embedded conversion option associated with the notes, pursuant to the guidance within ASC Topic 470, Debt, the company recorded a loss upon extinguishment measured by the difference between the fair value and carrying value of the liability portion of the notes. As a result, the company recorded a charge to interest expense in the consolidated financial statements of approximately $1.3 million during the three months ended June 30, 2017. This charge also included $0.6 million of unamortized debt issuance costs related to the principal balance extinguished. The remaining settlement consideration transferred was allocated to the reacquisition of the embedded conversion option and recognized as a reduction of additional paid-in capital.

Covenant Compliance

The company was in compliance with its debt covenants as of June 30, 2017.

Capitalized Interest

The company had $12 thousand and $23 thousand of capitalized interest during the three and six months ended June 30, 2017, respectively, and $559 thousand and $917 thousand during the three and six months ended June 30, 2016, respectively.

Restricted Net Assets

At June 30, 2017, there were approximately $790.5 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

9.  STOCK-BASED COMPENSATION

The company has an equity incentive plan that reserves 4,110,000 shares of common stock for issuance to its directors and employees. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted and deferred stock unit awards, to be granted to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date, adjusted for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis. Substantially all of the existing stock-based compensation has been equity awards.

The activity related to the exercisable stock options for the six months ended June 30, 2017, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2016	148,750	$12.36	2.8	$2,305
Granted	-	-	-	-
Exercised	(5,000)	10.00	-	78
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at June 30, 2017	143,750	$12.44	2.3	$1,166
Exercisable at June 30, 2017 (1)	143,750	$12.44	2.3	$1,166

(1)	Includes in-the-money options totaling 143,750 shares at a weighted-average exercise price of $12.44.

Option awards allow employees to exercise options through cash payment for the shares of common stock or simultaneous broker-assisted transactions in which the employee authorizes the exercise and immediate sale of the options in the open market. The company uses newly issued shares of common stock to satisfy its stock-based payment obligations.

The non-vested stock award and deferred stock unit activity for the six months ended June 30, 2017, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Non-Vested at December 31, 2016	1,139,560	$17.65
Granted	531,103	24.38
Forfeited	(41,317)	19.07
Vested	(503,983)	18.42
Non-Vested at June 30, 2017	1,125,363	$20.43	2.1

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

The non-vested unit-based awards activity for the six months ended June 30, 2017, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Non-Vested at December 31, 2016	15,009	$15.99
Granted	-	-
Forfeited	-	-
Vested	(15,009)	15.99
Non-Vested at June 30, 2017	-	$-	0.0

Compensation costs for stock-based and unit-based payment plans during the three and six months ended June 30, 2017,  were approximately $3.0 million and $5.5 million, respectively, and $2.4 million and $4.6 million during the three and six months ended June 30, 2016, respectively. At June 30, 2017, there was  $18.8 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.1 years. The potential tax benefit related to stock-based payment is approximately 37.7% of these expenses.

10.  EARNINGS PER SHARE

Basic earnings per share, or EPS, is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

During 2016, diluted EPS was computed using the treasury stock method for the convertible debt instruments, by dividing net income by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of the convertible debt instruments and any other outstanding dilutive securities. During the first quarter of 2017, the company changed its method for calculating dilutive EPS related to its convertible debt instruments from the treasury stock method to the if-converted method, as the company changed its financial strategy with respect to cash settlement of these instruments. As such, the company computed diluted EPS for 2017 by dividing net income on an if-converted basis, by the weighted average number of common shares outstanding during the period, adjusted to include the shares that would be issued if the convertible debt instruments were converted to common shares and the effect of any outstanding dilutive securities. Under the if-converted method for 2017, excluded from the computation of diluted EPS were 10.6 million shares and 11.3 million shares for the three and six months ended June 30, 2017, respectively, and an adjustment to net income of $3.2 million and $6.8 million for interest expense, net of taxes, for the three and six months ended June 30, 2017, respectively, as the inclusion of these adjustments would have been antidilutive.

Also excluded from the calculation were 65 thousand shares and 68 thousand shares for the three and six months ended June 30, 2017, respectively, and 119 thousand shares for the six months ended June 30, 2016, related to the effect of stock-based compensation awards, as inclusion of these shares would have been antidilutive.

The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic EPS:
Net income (loss) attributable to Green Plains	$(16,366)	$8,191	$(19,963)	$(15,947)
Weighted average shares outstanding - basic	40,220	38,425	39,326	38,311
EPS - basic	$(0.41)	$0.21	$(0.51)	$(0.42)

Diluted EPS:
Net income (loss) attributable to Green Plains - diluted	$(16,366)	$8,191	$(19,963)	$(15,947)

Weighted average shares outstanding - basic	40,220	38,425	39,326	38,311
Effect of dilutive convertible debt:
3.25% notes	-	-	-	-
4.125% notes	-	-	-	-
Effect of dilutive stock-based compensation awards	-	111	-	-
Weighted average shares outstanding - diluted	40,220	38,536	39,326	38,311

EPS - diluted	$(0.41)	$0.21	$(0.51)	$(0.42)

11.  STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

					Accum.
					Other			Total
			Additional		Comp.			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Income	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity	Interests	Equity

Balance, December 31, 2016	46,079	$46	$659,200	$283,214	$(4,137)	7,715	$(75,816)	$862,507	$116,684	$979,191
Net income (loss)	-	-	-	(19,963)	-	-	-	(19,963)	9,818	(10,145)
Cash dividends and distributions declared	-	-	-	(9,221)	-	-	-	(9,221)	(10,023)	(19,244)
Other comprehensive loss, before reclassification	-	-	-	-	(1,776)	-	-	(1,776)	-	(1,776)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-	(4,487)	-	-	(4,487)	-	(4,487)
Other comprehensive loss, net of tax	-	-	-	-	(6,263)	-	-	(6,263)	-	(6,263)
Exchange of 3.25% convertible notes due 2018	-	-	18,326	-	-	(2,784)	27,356	45,682	-	45,682
Stock-based compensation	332	-	1,577	-	-	-	-	1,577	119	1,696
Stock options exercised	5	-	50	-	-	-	-	50	-	50
Balance, June 30, 2017	46,416	$46	$679,153	$254,030	$(10,400)	4,931	$(48,460)	$874,369	$116,598	$990,967

Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Statements of Operations
	2017	2016	2017	2016	Classification

Gains on cash flow hedges:
Commodity derivatives	$2,825	$(13,470)	$6,977	$(13,225)	Revenues
Commodity derivatives	(648)	10,755	182	12,644	Cost of goods sold
Total	2,177	(2,715)	7,159	(581)	Income (loss) before income taxes
Income tax expense (benefit)	824	(932)	2,672	(225)	Income tax expense (benefit)
Amounts reclassified from accumulated other comprehensive income (loss)	$1,353	$(1,783)	$4,487	$(356)

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

The amount of unrecognized tax benefits for uncertain tax positions was $0.2 million as of June 30, 2017, and December 31, 2016. Recognition of these benefits would have a favorable impact on the company’s effective tax rate.

The 2017 effective tax rate can be affected by variances among the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.

13.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The company leases certain facilities, equipment and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease. The company incurred lease expenses of $11.9 million and $22.2 million during the three and six months ended June 30, 2017, respectively, and $8.7 million and $18.1 million during the three and six months ended June 30, 2016, respectively.

Aggregate minimum lease payments under these agreements for the remainder of 2017 and in future years are as follows (in thousands):

Year Ending December 31,	Amount

2017	$19,266
2018	28,560
2019	19,209
2020	13,226
2021	6,464
Thereafter	21,950
Total	$108,675

Commodities

As of June 30, 2017, the company had contracted future purchases of grain, corn oil, natural gas, crude oil, ethanol, distillers grains and cattle, valued at approximately $470.7 million.

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

14.  RELATED PARTY TRANSACTIONS

Commercial Contracts

Three subsidiaries of the company have executed separate financing agreements for equipment with Amur Equipment Finance. Gordon Glade, a  member of the company’s board of directors, is a shareholder of Amur Equipment Finance.  Balances of approximately $696 thousand and $808 thousand related to these financing arrangements were included in debt at June 30, 2017, and December 31, 2016, respectively. Payments, including principal and interest, totaled $69 thousand and $138 thousand during each of the three and six months ended June 30, 2017 and 2016, respectively. The weighted average interest rate for the financing agreements with Amur Equipment Finance was 6.8%.

Aircraft Leases

Effective January 1, 2015, the company entered into two agreements with an entity controlled by Wayne Hoovestol for the lease of two aircrafts. Mr. Hoovestol is chairman of the company’s board of directors. The company agreed to pay $9,766 per month for the combined use of up to 125 hours per year of the aircrafts. Flight time in excess of 125 hours per year will incur additional hourly charges. Payments related to these leases totaled $41 thousand and $102 thousand during the three and six months ended June 30, 2017, respectively, and $40 thousand and $88 thousand during the three and six months ended June 30, 2016, respectively. The company had $3 thousand in outstanding payables related to these agreements at June 30, 2017, and no outstanding payables related to these agreements at December 31, 2016.

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

Recent Developments

On March 16, 2017, we acquired the assets of a cattle-feeding operation located approximately 20 miles from our Hereford, Texas ethanol facility. The operation has the capacity to support 30,000 head of cattle and is included as part of our food and ingredients segment.

On May 16, 2017, we acquired two cattle-feeding operations from Cargill Cattle Feeders, LLC for $57.7 million, including certain working capital adjustments. The transaction included the feed yards located in Leoti, Kansas and Yuma, Colorado and added combined feedlot capacity of 155,000 head of cattle to our operations. The transaction was financed using cash on hand. As part of the transaction, we entered into a long-term cattle supply agreement with Cargill Meat Solutions Corporation. Under the cattle supply agreement, all cattle placed in the Leoti, Yuma and our existing Kismet, Kansas feedlots will be sold exclusively to Cargill Meat Solutions under an agreed upon production and pricing arrangement.

On April 28, 2017, we entered into an amendment of our Green Plains Cattle senior secured asset-based revolving credit facility with a group of lenders led by Bank of the West and ING Capital LLC. The amendment was completed to fund the anticipated additional working capital requirements related to the acquisition of two cattle feedlots. The amendment increased the maximum commitment from $100.0 million to $200.0 million until July 31, 2017, when it increased to $300.0 million. The maturity date was extended from October 31, 2017 to April 30, 2020 among other amendments.

During the second quarter of 2017, we entered into several privately negotiated agreements with holders, on behalf of certain beneficial owners, of our 3.25% notes. Under these agreements, 2,783,725 shares of our common stock and approximately $8.5 million in cash plus accrued but unpaid interest on the 3.25% notes, were exchanged for approximately $56.3 million in aggregate principal amount of the 3.25% notes. Following the closing of the agreement, $63.7 million aggregate principal amount of the 3.25% notes remain outstanding. We recorded a charge to interest expense in the consolidated financial statements for the loss on debt extinguishment of approximately $1.3 million during the three months ended June 30, 2017.

On July 28, 2017, we amended our Green Plains Trade senior secured asset-based revolving credit facility, to increase the maximum commitment from $150.0 million to $300.0 million and extend the maturity date to July 28, 2022. The amended credit facility increases advance rates and modifies the eligible inventory definitions to include additional commodities and locations. Advances are subject to variable interest rates equal to a daily LIBOR rate plus 2.25% or the base rate plus 1.25%.  The unused portion of the credit facility is also subject to a commitment fee of 0.375% per annum.

On June 13, 2016, we formed a 50/50 joint venture to construct and operate an intermodal export and import fuels terminal at Jefferson Gulf Coast Energy Partners’ existing Beaumont, Texas terminal. Phase I development of the joint venture is expected to be completed in October of 2017. We will offer our interest in the joint venture to the partnership once commercial development is completed.

Results of Operations

We operated our ethanol production facilities at approximately 74.7% of capacity, resulting in ethanol production of 275.5 mmg for the second quarter of 2017, compared with 274.3 mmg, or 89.8% of capacity, for the same quarter last year. Ethanol production capacity was increased with our acquisitions of the Madison, Illinois, Mount Vernon, Indiana, and York, Nebraska plants, acquired on September 23, 2016. We reduced our production capacity utilization in response to a weak ethanol margin environment during the quarter.

Industry Trends and Factors Affecting our Results of Operations

According to the EIA, average daily domestic ethanol production slowed to 1.00 million barrels per day during the second quarter of 2017, down slightly from 1.04 million barrels per day during the first quarter of 2017, due in part to plant shutdowns for routine maintenance. Average daily production, however, increased 4% during the second quarter of 2017 compared with the same quarter last year and 5% for the first half of 2017 compared with the first half of 2016 due to modest domestic production capacity growth. Weekly refiner and blender input volume increased by nearly 2% during the first half of the year compared with the first half of 2016, helped by the growing number of retail gasoline stations offering higher ethanol blends to consumers. According to Growth Energy, nearly 920 retail stations were selling E15 at July 11, 2017, up from 431 stations at December 31, 2016.

Year-to-date domestic ethanol exports through May 31, 2017, were 594.0 mmg, up 48%, from 400.7 mmg for the comparable period in 2016. Brazil accounted for 43% of the domestic ethanol export volumes, while Canada, India, the Philippines and United Arab Emirates accounted for 21%, 12%, 7% and 4%, respectively. China, the number three importer of U.S. ethanol last year, has imported negligible volumes year-to-date due to a 30% tariff imposed on U.S. and Brazil fuel ethanol, which took effect on January 1, 2017. On July 26, 2017, Brazil’s Chamber of Foreign Trade, or CAMEX, announced it would delay its decision on a pending proposal to impose a 20% tariff on U.S. ethanol imports until next month. We currently estimate that net ethanol exports will reach between 1.1 billion gallons and 1.3 billion gallons in 2017.

Average weekly gasoline demand slowed 1.3% during the second quarter of 2017 and 2.1% for the first half of the year compared with the same periods in 2016. Gasoline futures traded at a discount to ethanol futures in May and June of 2017.

On June 27, 2017, the Energy Regulatory Commission of Mexico approved the use of 10% ethanol blends, effective immediately, up from 5.8%, in all but three of its largest cities: Mexico City, Guadalajara and Monterrey. U.S. ethanol exports to Mexico totaled 29 mmg in 2016.

Year-to-date U.S. distillers grains exports through May 31, 2017, were 4.7 million metric tons, or 7% higher than year-to-date distillers grains exports through May 31, 2016. Mexico, Turkey, South Korea, China, Thailand and Canada accounted for 62% of total U.S. distillers export volumes, according to the EIA.

At June 30, 2017, domestic ethanol inventory of 21.6 million barrels was 0.4 million barrels higher than the ending stocks at the same time last year, implying that increased export volumes have offset the difference between increased production and blending volumes year over year.

On June 14, 2017, the Senate Environment and Public Works Committee held a hearing about the Consumer and Fuel Retailer Choice Act (S. 517). The bill was introduced to the Senate and House of Representatives (H.R. 1311) on March 2, 2017, proposing to lift restrictions on the sale of gasoline blended with 15% ethanol between June 1 and September 15 by extending the RVP waiver to E15. The RVP waiver would allow the sale of E15 in a manner consistent with E10 year-round, potentially reducing consumer confusion.

On July 5, 2017, the EPA proposed maintaining the RVOs for conventional ethanol at 15.0 billion gallons, in line with our expectations, while lowering the volume obligations for advanced alternatives, reducing the overall biofuel target to 19.24 billion gallons in 2018. According to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. With the 2018 being the first year the total proposed RVOs are more than 20% below statutory levels, the Administrator has directed the EPA staff to initiate the required technical analysis to inform a reset rule. If 2019 RVOs are also more than 20% below statutory levels, an RVO reset will be triggered under RFS II. This will require the EPA to modify statutory volumes through 2022 within one year of the trigger event, with the standard for review based on the same factors to be utilized when the EPA sets RVOs post-2022.

The U.S. Federal District Court for the D.C. Circuit ruled on July 28, 2107 in favor of the Americans for Clean Energy and its aligned petitioners against the EPA. The decision concluded the EPA erred in how it interpreted the “inadequate domestic supply” waiver provision of RFS II which authorizes the EPA to consider supply-side factors affecting the volume of renewable fuel that is available to refiners, blenders, and importers to meet the statutory volume requirements, but as the Court concluded it does not allow the EPA to consider the volume of renewable fuel that is available to ultimate consumers or the demand-side constraints that affect the consumption of renewable fuel by consumers. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through use of its “inadequate domestic supply” waiver authority, and remanded to the EPA to address the 2016 total renewable fuels volume requirements. While we anticipate no direct impact from the decision, we expect the primary impact will be on the RINs market. However we believe it should benefit our industry overall with the EPA's waiver analysis now limited to the supply-side of the equation only.

World demand for U.S. beef has risen as diets continue to improve worldwide to include increased animal protein. In June of 2017, the United States resumed exporting beef to China, following a 13-year ban the Trump Administration lifted as part of a new bilateral agreement between the countries.

Comparability of our Financial Results

As a result of acquisitions during 2016, we implemented segment organizational changes during the fourth quarter of 2016, whereby we now report the financial and operating performance in the following four operating segments: (1) ethanol production, which includes the production of ethanol, distillers grains and corn oil, (2) agribusiness and energy services, which includes grain handling and storage and marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and ingredients, which includes cattle feedlots, vinegar production and food-grade corn oil operations and (4) partnership, which includes fuel storage and transportation services. Prior periods have been reclassified to conform to the revised segment presentation.

We have re-evaluated the profitability measure of our reportable segments’ operating performance and have determined that segment EBITDA (earnings before interest, taxes, depreciation and amortization) is primarily used by our management to evaluate segment operating activities, and therefore is a more meaningful profitability measure than the previously reported segment operating income.  In addition, EBITDA is a financial measure that is widely used by analysts and investors in our industries. As a result, we are now including segment EBITDA as a performance measure.

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

On March 16, 2017, we acquired the assets of a cattle-feeding operation located in Hereford, Texas, which added a combined feedlot capacity of 30,000 head of cattle to our operations.

On May 16, 2017, we acquired two cattle feed yards in Leoti, Kansas and Yuma, Colorado, which added a combined feedlot capacity of 155,000 head of cattle to our operations.

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

Segment Results

The selected operating segment financial information are as follows (in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2017	2016	Variance	2017	2016	Variance
Revenues:
Ethanol production:
Revenues from external customers	$617,297	$595,168	3.7%	$1,237,176	$1,123,496	10.1%
Intersegment revenues	1,549	-	*	3,045	-	*
Total segment revenues	618,846	595,168	4.0	1,240,221	1,123,496	10.4
Agribusiness and energy services:
Revenues from external customers	150,755	203,158	(25.8)	319,066	363,303	(12.2)
Intersegment revenues	9,781	8,589	13.9	19,273	15,998	20.5
Total segment revenues	160,536	211,747	(24.2)	338,339	379,301	(10.8)
Food and ingredients:
Revenues from external customers	116,660	87,446	33.4	214,682	146,157	46.9
Intersegment revenues	37	38	(2.6)	75	75	0.0
Total segment revenues	116,697	87,484	33.4	214,757	146,232	46.9
Partnership:
Revenues from external customers	1,551	1,955	(20.7)	3,023	3,975	(23.9)
Intersegment revenues	23,514	23,538	(0.1)	49,271	45,306	8.8
Total segment revenues	25,065	25,493	(1.7)	52,294	49,281	6.1
Revenues including intersegment activity	921,144	919,892	0.1	1,845,611	1,698,310	8.7
Intersegment eliminations	(34,881)	(32,165)	8.4	(71,664)	(61,379)	16.8
Revenues as reported	$886,263	$887,727	(0.2%)	$1,773,947	$1,636,931	8.4%

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2017	2016	Variance	2017	2016	Variance
Cost of goods sold:
Ethanol production	$612,646	$565,438	8.3%	$1,211,784	$1,099,936	10.2%
Agribusiness and energy services	152,110	195,077	(22.0)	318,504	354,492	(10.2)
Food and ingredients	100,009	81,041	23.4	183,044	140,295	30.5
Partnership	-	-	*	-	-	*
Intersegment eliminations	(34,746)	(32,032)	8.5	(71,417)	(60,512)	18.0
	$830,019	$809,524	2.5%	$1,641,915	$1,534,211	7.0%

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2017	2016	Variance	2017	2016	Variance
Operating income (loss):
Ethanol production	$(22,459)	$7,558	*	$(29,057)	$(22,007)	32.0%
Agribusiness and energy services	3,083	9,766	(68.4%)	9,452	13,503	(30.0)
Food and ingredients	10,714	5,758	86.1	20,340	4,395	362.8
Partnership	14,798	14,803	(0.0)	31,417	27,874	12.7
Intersegment eliminations	(80)	(95)	(15.8)	(155)	(793)	(80.5)
Corporate activities	(9,842)	(10,381)	(5.2)	(18,391)	(18,209)	1.0
	$(3,786)	$27,409	*	$13,606	$4,763	185.7%

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2017	2016	Variance	2017	2016	Variance
EBITDA:
Ethanol production	$(873)	$22,744	*	$12,951	$9,008	43.8%
Agribusiness and energy services	3,747	11,881	(68.5%)	10,760	14,936	(28.0)
Food and ingredients	13,955	6,042	131.0	26,469	4,965	433.1
Partnership	16,066	16,312	(1.5)	33,960	30,621	10.9
Intersegment eliminations	(80)	(314)	(74.5)	(155)	(1,135)	(86.3)
Corporate activities	(8,742)	(9,009)	(3.0)	(16,063)	(16,505)	(2.7)
	$24,073	$47,656	(49.5%)	$67,922	$41,890	62.1%

* Percentage variance not considered meaningful.

We use EBITDA as a segment measure of profitability to compare the financial performance of our reportable segments and manage those segments. We believe EBITDA is a useful measure to compare our performance against other companies. EBITDA should not be considered an alternative to, or more meaningful than, net income, which is prepared in accordance with GAAP. EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA may not be comparable with a similarly titled measure of other companies.

The following table reconciles net income (loss) to EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income (loss)	$(11,796)	$12,985	$(10,145)	$(6,831)
Interest expense	19,430	10,499	37,926	21,297
Income tax expense (benefit)	(9,749)	5,471	(12,130)	(9,422)
Depreciation and amortization	26,188	18,701	52,271	36,846
EBITDA	$24,073	$47,656	$67,922	$41,890

Three Months Ended June 30, 2017, compared with the Three Months Ended June 30, 2016

Consolidated Results

Consolidated revenues decreased $1.5 million for the three months ended June 30, 2017, compared with the same period in 2016. Revenues were impacted by decreased grain trading activity volumes and lower average realized prices for distillers grains. This was partially offset by an increase in ethanol volumes sold, plus the additions of Fleischmann’s Vinegar during the fourth quarter of 2016 and the cattle feedlots during the first and second quarters of 2017.

Operating income decreased $31.2 million for the three months ended June 30, 2017, compared with the same period last year primarily due to decreased margins on ethanol production. Interest expense increased $8.9 million for the three months ended June 30, 2017, compared with the same period in 2016, primarily due to higher average debt outstanding and borrowing costs, as well as a $1.3 million charge related to the extinguishment of a portion of the 3.25% convertible notes. Income tax benefit was $9.7 million for the three months ended June 30, 2017, compared with income tax expense of $5.5 million for the same period in 2016.

The following discussion provides greater detail about our second quarter segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Three Months Ended June 30,
	2017	2016	% Variance

Ethanol produced
(thousands of gallons)	275,539	274,271	0.5%
Distillers grains produced
(thousands of equivalent dried tons)	728	734	(0.8)
Corn oil produced
(thousands of pounds)	65,685	64,514	1.8
Corn consumed
(thousands of bushels)	95,680	95,638	0.0

Revenues in our ethanol production segment increased $23.7 million for the three months ended June 30, 2017, compared with the same period in 2016 primarily due to increased ethanol volumes sold and higher average realized ethanol prices, partially offset by lower average distillers grains prices realized. Ethanol production capacity increased due to the acquisition of the Madison, Mount Vernon and York ethanol plants, which produced approximately 34.0 mmg of ethanol during the three months ended June 30, 2017. This was offset by reducing our production capacity utilization in response to a weak ethanol margin environment during the quarter.

Cost of goods sold for our ethanol production segment increased $47.2 million for the three months ended June 30, 2017, compared with the same period last year due to increased production costs including higher natural gas prices, as well as increased third-party ethanol volumes purchased and sold, partially offset by lower corn prices during the three months ended June 30, 2017. As a result of the factors identified above, EBITDA decreased $23.6 million for the three months ended June 30, 2017, compared with the same period in 2016. Depreciation and amortization expense for the segment was $20.1 million for the three months ended June 30, 2017, compared with $15.2 million for the same period last year.

Agribusiness and Energy Services Segment

Revenues in our agribusiness and energy services segment decreased $51.2 million while EBITDA decreased by $8.1 million for the three months ended June 30, 2017, compared with the same period in 2016. The decrease in revenues was primarily due to a decrease in grain trading activity volumes and lower average realized prices for distillers grains. EBITDA decreased primarily as a result of decreased margins on trading activity.

Food and Ingredients Segment

Revenues in our food and ingredients segment increased $29.2 million for the three months ended June 30, 2017, compared with the same period in 2016. The increase in revenues was primarily due to the acquisitions of Fleischmann’s

Vinegar and the cattle feedlots, as well as higher average realized cattle prices, partially offset by a decrease in cattle volumes sold. The daily average company-owned cattle on feed for the three months ended June 30, 2017 and 2016, was approximately 89,000 and 66,000 head, respectively, and the daily average third-party owned cattle on feed for the three months ended June 30, 2017 and 2016, was approximately 100,000 and 1,600, respectively.

EBITDA increased by $7.9 million for the three months ended June 30, 2017, compared with the same period in 2016 primarily due to the acquisition of Fleischmann’s Vinegar.

Partnership Segment

Revenues generated by our partnership segment decreased $0.4 million for the three months ended June 30, 2017 compared to the same period of 2016, due to a decrease in the average rate charged for the railcar volumetric capacity related to the rail transportation services agreement with Green Plains Trade, as well as a lower throughput volumes under the third-party terminal agreements. This was partially offset by higher storage and throughput volumes. EBITDA decreased by $0.2 million during the three months ended June 30, 2017, compared with the same period in 2016 due to the decreased revenues, partially offset by decreased operations and maintenance expenses of $0.2 million during the three months ended June 30, 2017, compared with the same period of 2016.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $2.7 million for the three months ended June 30, 2017, compared with the same period in 2016 due to the increased intersegment distillers grain revenues paid to the ethanol production and agribusiness and energy services segments and increased intersegment corn origination fees paid to the agribusiness and energy services segment.

Corporate Activities

EBITDA remained relatively unchanged for corporate activities during the three months ended June 30, 2017, compared with the same period in 2016, as there were no significant changes in corporate selling, general and administrative expenses.

Income Taxes

We recorded income tax benefit of $9.7 million for the three months ended June 30, 2017, compared with income tax expense of $5.5 million for the same period in 2016. The change in income taxes was due primarily to a loss before income taxes for the 2017 period.

Six Months Ended June 30, 2017, compared with the Six Months Ended June 30, 2016

Consolidated Results

Consolidated revenues increased $137.0 million for the six months ended June 30, 2017, compared with the same period in 2016. Revenues were impacted by an increase in ethanol, corn oil, distillers grains and cattle volumes sold, as well as higher average realized ethanol prices. In addition, we acquired Fleischmann’s Vinegar during the fourth quarter of 2016 and cattle feedlots during the first and second quarters of 2017. This was partially offset by a decrease in grain trading activity volumes and lower average realized prices for grain, distillers grains and cattle.

Operating income increased $8.8 million for the six months ended June 30, 2017, compared with the same period last year primarily due to increased margins on cattle and the acquisitions of Fleischmann’s Vinegar and the cattle feedlots. Interest expense increased $16.6 million for the six months ended June 30, 2017, compared with the same period in 2016, primarily due to higher average debt outstanding and borrowing costs, as well as a $1.3 million charge related to the extinguishment of a portion of the 3.25% convertible notes. Income tax benefit was $12.1 million for the six months ended June 30, 2017, compared with $9.4 million for the same period in 2016.

The following discussion provides greater detail about our segment performance for the first six months of 2017.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Six Months Ended June 30,
	2017	2016	% Variance

Ethanol produced
(thousands of gallons)	601,965	521,226	15.5%
Distillers grains produced
(thousands of equivalent dried tons)	1,605	1,381	16.2
Corn oil produced
(thousands of pounds)	141,042	124,354	13.4
Corn consumed
(thousands of bushels)	209,165	182,169	14.8

Revenues in our ethanol production segment increased $116.7 million for the six months ended June 30, 2017, compared with the same period in 2016 primarily due to higher volumes of ethanol, distillers grains and corn oil produced and higher average corn oil prices realized, partially offset by lower average distillers grains prices realized. The increased volumes produced was primarily due to the acquisition of the Madison, Mount Vernon and York ethanol plants, which produced approximately 87.2 mmg of ethanol during the six months ended June 30, 2017.

Cost of goods sold for our ethanol production segment increased $111.8 million for the six months ended June 30, 2017, compared with the same period last year due to higher production volumes, partially offset by lower corn prices. As a result of the factors identified above, EBITDA increased $3.9 million for the six months ended June 30, 2017, compared with the same period in 2016. Depreciation and amortization expense for the segment was $40.5 million for the six months ended June 30, 2017, compared with $30.9 million for the same period last year.

Agribusiness and Energy Services Segment

Revenues in our agribusiness and energy services segment decreased $41.0 million while EBITDA decreased by $4.2 million for the six months ended June 30, 2017, compared with the same period in 2016. The decrease in revenues was primarily due to a decrease in grain trading activity volumes and lower average realized prices for distillers grains. This was partially offset by increased intersegment distillers grain revenues and corn origination fees. EBITDA decreased primarily as a result of decreased margins on trading activity, partially offset by increased intersegment corn origination fees.

Food and Ingredients Segment

Revenues in our food and ingredients segment increased $68.5 million for the six months ended June 30, 2017, compared with the same period in 2016. The increase in revenues was primarily due to an increase in cattle volumes sold as well as the acquisitions of Fleischmann’s Vinegar and the cattle feedlots, partially offset by lower average realized cattle prices. The daily average company-owned cattle on feed for the six months ended June 30, 2017 and 2016, was approximately 76,000 and 63,000 head, respectively, and the daily average third-party owned cattle on feed for the six months ended June 30, 2017 and 2016, was approximately 53,000 and 1,600, respectively.

EBITDA increased by $21.5 million for the six months ended June 30, 2017, compared with the same period in 2016 primarily due to an increase in cattle margins, as well as the acquisition of Fleischmann’s Vinegar.

Partnership Segment

Revenues generated by our partnership segment increased $3.0 million for the six months ended June 30, 2017 compared to the same period of 2016, due to higher storage and throughput volumes, partially offset by a decrease in the average rate charged for the railcar volumetric capacity related to the rail transportation services agreement with Green Plains Trade, as well as a lower throughput volumes under the third-party terminal agreements. EBITDA increased $3.3 million for the six months ended June 30, 2017, compared with the same period in 2016 due to the increased revenues, as well as a slight decrease in operations and maintenance expenses of $0.4 million during the six months ended June 30, 2017 compared with the same period of 2016.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $10.3 million for the six months ended June 30, 2017, compared with the same period in 2016 due to the increase in storage and throughput fees paid to the partnership segment, increased intersegment distillers grain and corn oil revenues paid to the ethanol production and agribusiness and energy services segments and increased intersegment corn origination fees paid to the agribusiness and energy services segment.

Corporate Activities

EBITDA remained relatively unchanged for corporate activities during the six months ended June 30, 2017, compared with the same period in 2016, as there were no significant changes in corporate selling, general and administrative expenses.

Income Taxes

We recorded income tax benefit of $12.1 million for the six months ended June 30, 2017, compared with $9.4 million for the same period in 2016. The increase in income tax benefit was due primarily to a higher loss before income taxes for the 2017 period.

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

On June 30, 2017, we had $195.4 million in cash and equivalents, excluding restricted cash, consisting of $111.2 million held at our parent company and the remainder held at our subsidiaries. We also had $171.1 million available under our revolving credit agreements, some of which were subject to restrictions or other lending conditions. Subsequent to June 30, 2017, we increased the availability under two of our revolving credit facilities by a total of $250.0 million. Funds held by our subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At June 30, 2017, our subsidiaries had approximately $790.5 million of net assets that were not available to us in the form of dividends, loans or advances due to restrictions contained in their credit facilities.

Net cash used by operating activities was $12.6 million for the six months ended June 30, 2017, compared with net cash provided by operating activities of $4.9 million for the same period in 2016. Operating activities compared to the prior year were primarily affected by decreased operating profits and an increase in working capital for the six months ended June 30, 2017, primarily consisting of an increase in inventories and a decrease in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable. Net cash used by investing activities was $98.6 million for the six months ended June 30, 2017, due primarily to acquisitions of the cattle feedlots, as well as capital expenditures at our existing ethanol plants and our vinegar operations. Net cash provided by financing activities was $2.4 million for the six months ended June 30, 2017. Green Plains Trade, Green Plains Cattle and Green Plains Grain use revolving credit facilities to finance working capital requirements. We frequently draw from and repay these facilities which results in significant cash movements reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

We incurred capital expenditures of $28.2 million in the first six months of 2017 for various maintenance and expansion projects. Capital spending for the remainder of 2017 is expected to be approximately $23.2 million for various projects, and is expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

On July 25, 2017, we hosted a lender meeting to discuss the possible refinancing of credit facilities at two of our wholly owned subsidiaries, Green Plains Processing and Fleischmann’s Vinegar, by issuing a new $500 million senior secured Term Loan B credit facility.

Our business is highly sensitive to the price of commodities, particularly for corn, ethanol, distillers grains, corn oil, natural gas and cattle. We use derivative financial instruments to reduce the market risk associated with fluctuations in commodity prices. Sudden changes in commodity prices may require cash deposits with brokers for margin calls or significant liquidity with little advanced notice to meet margin calls, depending on our open derivative positions. On June 30,

2017, we had $29.7 million in deposits for broker margin requirements. We continuously monitor our exposure to margin calls and believe we will continue to maintain adequate liquidity to cover margin calls from our operating results and borrowings.

We have paid a quarterly cash dividend since August 2013 and anticipate declaring a cash dividend in future quarters on a regular basis. Future declarations of dividends, however, are subject to board approval and may be adjusted as our liquidity, business needs or market conditions change. On May 9, 2017, our board of directors declared a quarterly cash dividend of $0.12 per share. The dividend was paid on June 16, 2017, to shareholders of record at the close of business on May 26, 2017.

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement requires the partnership to distribute all available cash, as defined, to its partners, including us, within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. On July 20, 2017, the board of directors of the general partner of the partnership declared a cash distribution of $0.45 per unit on outstanding common and subordinated units. The distribution is payable on August 11, 2017, to unitholders of record at the close of business on August 4, 2017.

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. There were no shares repurchased under the program during the second quarter of 2017. To date, we have repurchased 514,990 shares of common stock for approximately $10.0 million under the program.

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

We were in compliance with our debt covenants at June 30, 2017. Based on our forecasts and the current margin environment, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.

Ethanol Production Segment

Green Plains Processing has a $345.0 million senior secured credit facility which matures in June of 2020. At June 30, 2017, the outstanding principal balance was $270.6 million and our interest rate was 6.72%.

We also have small equipment financing loans, capital leases on equipment or facilities, and other forms of debt financing.

Agribusiness and Energy Services Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. The facility matures in July of 2019. This facility can be increased by up to $75.0 million with agent approval and up to $50.0 million for seasonal borrowings. Total commitments outstanding under the facility cannot exceed $250.0 million. At June 30, 2017, the outstanding principal balance was $112.0 million on the facility and our interest rate was 5.45%.

Green Plains Trade has a $150.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. This facility can be increased by up to $75.0 million with agent approval. The facility matures in November of 2019. At June 30, 2017, the outstanding principal balance was $84.5 million on the facility and our interest rate was 3.72%.

On July 28, 2017, we amended the credit facility, to increase the maximum commitment from $150.0 million to $300.0 million and extend the maturity date to July 28, 2022. The amended credit facility increases advance rates and modifies the eligible inventory definitions to include additional commodities and locations. Advances are subject to variable interest rates equal to a daily LIBOR rate plus 2.25% or the base rate plus 1.25%.  The unused portion of the credit facility is also subject to a commitment fee of 0.375% per annum.

Food and Ingredients Segment

Green Plains Cattle has a senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. On April 28, 2017, we amended the credit facility to fund the additional working capital requirements related to the acquisition of two cattle feedlots located in Leoti, Kansas and Yuma, Colorado. The amendment increased the maximum commitment from $100.0 million to $200.0 million until July 31, 2017, when it increased to $300.0 million. The maturity date was extended from October 31, 2017 to April 30, 2020.

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

At June 30, 2017, the outstanding principal balance was $145.0 million on the facility and our interest rate was 3.66%.

Fleischmann’s Vinegar has a $130.0 million senior secured term loan and a $15.0 million senior secured revolving credit facility. The facilities mature in October of 2022. At June 30, 2017, the outstanding principal balances were $129.0 million and $4.5 million on the term loan and revolving loan, respectively, and our interest rate on each of the loans was 8.23%.

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a $155.0 million secured revolving credit facility to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The facility can be increased by up to $100.0 million without the consent of the lenders. The facility matures in July of 2020. At June 30, 2017, the outstanding principal balance was $127.9 million on the facility and our interest rate was 3.78%.

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

In September 2013, we issued $120.0 million of 3.25% convertible senior notes due in 2018, or 3.25% notes, which are senior, unsecured obligations with interest payable on April 1 and October 1 of each year. Prior to April 1, 2018, the 3.25%

notes are not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment upon the occurrence of certain events, including when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted as of June 30, 2017 to 49.7602 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $20.10 per share. We may settle the 3.25% notes in cash, common stock or a combination of cash and common stock.

During the second quarter of 2017, we entered into several privately negotiated agreements with holders, on behalf of certain beneficial owners of our 3.25% notes. Under these agreements, 2,783,725 shares of our common stock and approximately $8.5 million in cash plus accrued but unpaid interest on the 3.25% notes, were exchanged for approximately $56.3 million in aggregate principal amount of the 3.25% notes. Common stock held as treasury shares were exchanged for the 3.25% notes. Following the closings of the agreements, $63.7 million aggregate principal amount of the 3.25% notes remain outstanding.

At issuance, we separately accounted for the liability and equity components of the convertible notes by bifurcating the gross proceeds between the indebtedness, or liability component, and the embedded conversion option, or equity component. This bifurcation was done by estimating an effective interest rate on the date of issuance for similar notes. The embedded conversion option was recorded in stockholders’ equity. Since we did not exercise the embedded conversion option associated with the notes, pursuant to the guidance within ASC Topic 470, Debt, we recorded a loss upon extinguishment measured by the difference between the fair value and carrying value of the liability portion of the notes. As a result, we recorded a charge to interest expense in the consolidated financial statements of approximately $1.3 million during the three months ended June 30, 2017. This charge also included $0.6 million of unamortized debt issuance costs related to the principal balance extinguished. The remaining settlement consideration transferred was allocated to the reacquisition of the embedded conversion option and recognized as a reduction of additional paid-in capital.

Contractual Obligations

Contractual obligations as of June 30, 2017, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term and short-term debt obligations (1)	$1,135,550	$347,641	$203,650	$264,818	$319,441
Interest and fees on debt obligations (2)	199,691	59,407	85,092	38,005	17,187
Operating lease obligations (3)	108,675	34,665	39,279	15,118	19,613
Other	9,090	2,883	1,242	2,291	2,674
Purchase obligations:
Forward grain purchase contracts (4)	243,840	232,260	8,163	2,000	1,417
Other commodity purchase contracts (5)	226,763	206,440	20,323	-	-
Other	23,151	9,602	13,549	-	-
Total contractual obligations	$1,946,760	$892,898	$371,298	$322,232	$360,332

(1)	Includes the current portion of long-term debt and excludes the effect of any debt discounts and issuance costs.
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

Interest Rate Risk

We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or LIBOR. A 10% increase in interest rates would affect our interest cost by approximately $4.9 million per year. At June 30, 2017, we had $1.1 billion in debt, $863.6 million of which had variable interest rates.

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

To reduce the risk associated with fluctuations in the price of corn, natural gas, ethanol, distillers grains, corn oil and cattle, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade and the New York Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three and six months ended June 30, 2017, revenues included net losses of $3.0 million and $5.1 million, respectively, and cost of goods sold included net gains of $5.0 million and $20.8 million, respectively, associated with derivative financial instruments.

Ethanol Production Segment

In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. To reduce commodity price risk caused by market fluctuations, we enter into exchange-traded futures and options contracts that serve as economic hedges.

Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on June 30, 2017, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price

Ethanol	1,470,000	Gallons	$147,757
Corn	524,000	Bushels	$135,028
Distillers grains	4,100	Tons (2)	$24,259
Corn Oil	340,000	Pounds	$5,580
Natural gas	41,700	MmBTU	$6,094

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $21.9 million for grain at June 30, 2017. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $1.4 million.

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $3.8 million for cattle at June 30, 2017. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $0.2 million.

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

Under the supervision of and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors.

Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2016, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. Investors should also carefully consider the discussion of risks with the partnership under the heading “Risk Factors” and other information in their annual report on Form 10-K for the year ended December 31, 2016. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. The following risk factor supplements and/or updates risk factors previously disclosed and should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

Government mandates affecting ethanol usage could change and impact the ethanol market.

Our operations could be adversely impacted by legislation or EPA actions, as set forth below or otherwise, that may reduce the RFS II mandate. Similarly, should federal mandates regarding oxygenated gasoline be repealed, the market for domestic ethanol could be adversely impacted. Economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS II mandate, may affect future demand. A significant increase in supply beyond the RFS II mandate could have an adverse impact on ethanol prices. Moreover, changes to RFS II could negatively impact the price of ethanol or cause imported sugarcane ethanol to become more economical than domestic ethanol.

Flexible-fuel vehicles, which are designed to run on a mixture of fuels such as E85, are eligible for vehicle manufacturer incentives in the form of CAFE credits. Flexible-fuel vehicle credits have been decreasing since 2014 and will be completely phased out by 2020, which may impact manufacturers’ willingness to continue building flexible-fuel vehicles and ultimately result in slower E85 growth and lower ethanol prices.

Under the provisions of the EISA, Congress established a mandate setting the minimum volume of renewable fuels that must be blended with gasoline under the RFS II, which affects the domestic market for ethanol. The EPA has the authority to waive the requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment. After 2022, volumes shall be determined by the EPA in coordination with the Secretaries of Energy and Agriculture, taking into account such factors as impact on environment, energy security, future rates of production, cost to consumers, infrastructure, and other factors such as impact on commodity prices, job creation, rural economic development, or impact on food prices.

On June 14, 2017, the Senate Environment and Public Works Committee held a hearing about the Consumer and Fuel Retailer Choice Act (S. 517). The bill was introduced to the Senate and House of Representatives (H.R. 1311) on March 2, 2017, proposing to lift restrictions on the sale of gasoline blended with 15% ethanol between June 1 and September 15 by extending the RVP waiver to E15. The RVP waiver would allow the sale of E15 in a manner consistent with E10 year-round, potentially reducing consumer confusion.

On July 5, 2017, the EPA proposed maintaining the RVOs for conventional ethanol at 15.0 billion gallons, in line with our expectations, while lowering the volume obligations for advanced alternatives, reducing the overall biofuel target to 19.24 billion gallons in 2018. According to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. With the 2018 being the first year the total proposed RVOs are more than 20% below statutory levels, the Administrator has directed the EPA staff to initiate the required technical analysis to inform a reset rule. If 2019 RVOs are also more than 20% below statutory levels, an RVO reset will be triggered under RFS II. This will require the EPA to modify statutory volumes through 2022 within one year of the trigger event, with the standard for review based on the same factors to be utilized when the EPA sets RVOs post-2022.

The U.S. Federal District Court for the D.C. Circuit ruled on July 28, 2107 in favor of the Americans for Clean Energy and its aligned petitioners against the EPA. The decision concluded the EPA erred in how it interpreted the “inadequate domestic supply” waiver provision of RFS II which authorizes the EPA to consider supply-side factors affecting the volume of renewable fuel that is available to refiners, blenders, and importers to meet the statutory volume requirements, but as the Court concluded it does not allow the EPA to consider the volume of renewable fuel that is available to ultimate consumers or the demand-side constraints that affect the consumption of renewable fuel by consumers. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through use of its “inadequate domestic supply” waiver authority, and remanded to the EPA to address the 2016 total renewable fuels volume requirements. While we anticipate no direct impact from the decision, we expect the primary impact will be on the RINs market. However we believe it should benefit our industry overall with the EPA's waiver analysis now limited to the supply-side of the equation only.

While we currently believe the new presidential administration will support the environmental laws that are currently in place, to the extent federal or state laws or regulations are modified, the demand for ethanol may be reduced, which could negatively and materially affect our ability to operate profitably.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations. There were no shares that were surrendered during the second quarter of 2017.

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. There were no shares repurchased under the program during the second quarter of 2017. Approximately $90.0 million of shares are remaining to be repurchased under the program.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description of Exhibit
2.1

Asset Purchase Agreement, dated as of April 25, 2017, by and among Green Plains Cattle Company LLC, and Cargill Cattle Feeders, LLC. (Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K dated April 26, 2017)

10.1

Second Amendment to the Credit Agreement, dated April 28, 2017, among Green Plains Cattle Company LLC, Bank of the West and ING Capital LLC, as Joint Administrative Agents, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated May 1, 2017)

10.2

Third Amendment to the Credit Agreement, dated June 29, 2017, among Green Plains Cattle Company LLC, Bank of the West and ING Capital LLC, as Joint Administrative Agents, and the lenders party to the Credit Agreement

10.3

Fourth Amended and Restated Revolving Credit and Security Agreement dated July 28, 2017, among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association as Lender and Agent (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated July 31, 2017)

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
101

The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 3, 2017	GREEN PLAINS INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: August 3, 2017	By: /s/ Jerry L. Peters _ Jerry L. Peters Chief Financial Officer (Principal Financial Officer)