Form 10-Q
period 2017-09-30
Green Plains Inc.
filed 2017-11-02
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of October 27, 2017, was 41,162,204 shares.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Inc. and Subsidiaries:

Green Plains; the company	Green Plains Inc. and its subsidiaries
BioProcess Algae	BioProcess Algae LLC
Fleischmann’s Vinegar	Fleischmann’s Vinegar Company, Inc.
Green Plains Cattle	Green Plains Cattle Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP
Green Plains Processing	Green Plains Processing LLC and its subsidiaries
Green Plains Trade	Green Plains Trade Group LLC

Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
R&D Credits	Research and development tax credits
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
SEC	Securities and Exchange Commission
VIE	Variable interest entity

Industry Defined Terms:

CAFE	Corporate Average Fuel Economy
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EIA	U.S. Energy Information Administration
EISA	Energy Independence and Security Act of 2007, as amended
EPA	U.S. Environmental Protection Agency
MmBTU	Million British Thermal Units
Mmg	Million gallons
Mmgy	Million gallons per year
RFS II	Renewable Fuels Standard II
RVO	Renewable volume obligations
U.S.	United States

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GREEN PLAINS INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$261,588	$304,211
Restricted cash	30,773	51,979
Accounts receivable, net of allowances of $234 and $266, respectively	114,978	147,495
Income taxes receivable	14,145	10,379
Inventories	612,447	422,181
Prepaid expenses and other	14,895	17,095
Derivative financial instruments	51,563	47,236
Total current assets	1,100,389	1,000,576
Property and equipment, net of accumulated depreciation of $489,349 and $417,993, respectively	1,188,270	1,178,706
Goodwill	182,879	183,696
Other assets	156,999	143,514
Total assets	$2,628,537	$2,506,492

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$174,788	$192,275
Accrued and other liabilities	48,500	67,473
Derivative financial instruments	12,004	8,916
Short-term notes payable and other borrowings	457,764	291,223
Current maturities of long-term debt	6,486	35,059
Total current liabilities	699,542	594,946
Long-term debt	829,923	782,610
Deferred income taxes	48,787	140,262
Other liabilities	35,892	9,483
Total liabilities	1,614,144	1,527,301

Commitments and contingencies (Note 13)

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,430,449 and 46,079,108 shares issued, and 41,163,335 and 38,364,118 shares outstanding, respectively	46	46
Additional paid-in capital	682,073	659,200
Retained earnings	283,592	283,214
Accumulated other comprehensive loss	(13,607)	(4,137)
Treasury stock, 5,267,114 and 7,714,990 shares, respectively	(54,193)	(75,816)
Total Green Plains stockholders' equity	897,911	862,507
Noncontrolling interests	116,482	116,684
Total stockholders' equity	1,014,393	979,191
Total liabilities and stockholders' equity	$2,628,537	$2,506,492

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues
Product revenues	$899,534	$839,786	$2,670,458	$2,472,741
Service revenues	1,701	2,066	4,724	6,042
Total revenues	901,235	841,852	2,675,182	2,478,783

Costs and expenses
Cost of goods sold	815,787	758,883	2,457,702	2,293,094
Operations and maintenance expenses	8,309	8,564	25,107	25,713
Selling, general and administrative expenses	28,589	24,264	77,946	68,226
Depreciation and amortization expenses	27,834	19,286	80,105	56,132
Total costs and expenses	880,519	810,997	2,640,860	2,443,165
Operating income	20,716	30,855	34,322	35,618

Other income (expense)
Interest income	383	484	1,061	1,263
Interest expense	(31,889)	(11,819)	(69,815)	(33,117)
Other, net	1,444	(1,553)	2,811	(2,050)
Total other expense	(30,062)	(12,888)	(65,943)	(33,904)
Income (loss) before income taxes	(9,346)	17,967	(31,621)	1,714
Income tax expense (benefit)	(48,775)	5,083	(60,905)	(4,339)
Net income	39,429	12,884	29,284	6,053
Net income attributable to noncontrolling interests	5,035	4,956	14,853	14,072
Net income (loss) attributable to Green Plains	$34,394	$7,928	$14,431	$(8,019)

Earnings per share:
Net income (loss) attributable to Green Plains - basic	$0.83	$0.21	$0.36	$(0.21)
Net income (loss) attributable to Green Plains - diluted	$0.74	$0.20	$0.48	$(0.21)
Weighted average shares outstanding:
Basic	41,348	38,282	40,008	38,301
Diluted	50,647	39,136	50,693	38,301

Cash dividend declared per share	$0.12	$0.12	$0.36	$0.36

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$39,429	$12,884	$29,284	$6,053
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during period, net of tax (expense) benefit of $4,575, $(1,331), $5,633 and $762, respectively	(7,660)	1,919	(9,436)	(1,395)
Reclassification of realized (gains) losses on derivatives, net of tax expense (benefit) of $(2,650), $(1,144), $21 and $(1,369), respectively	4,453	2,150	(34)	2,506
Total other comprehensive income (loss), net of tax	(3,207)	4,069	(9,470)	1,111
Comprehensive income	36,222	16,953	19,814	7,164
Comprehensive income attributable to noncontrolling interests	5,035	4,956	14,853	14,072
Comprehensive income (loss) attributable to Green Plains	$31,187	$11,997	$4,961	$(6,908)

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$29,284	$6,053
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	80,105	56,132
Amortization of debt issuance costs and debt discount	11,222	7,588
Loss on exchange of 3.25% convertible notes due 2018	1,291	-
Gain on disposal of assets	(2,439)	-
Write-off of deferred financing fees related to extinguishment of debt	9,460	-
Deferred income taxes	(88,565)	(16,413)
Other noncurrent assets and liabilities	18,062	-
Stock-based compensation	8,761	7,043
Undistributed equity in loss of affiliates	120	2,067
Other	-	57
Changes in operating assets and liabilities before effects of business combinations:
Accounts receivable	32,267	(36,431)
Inventories	(168,788)	46,126
Derivative financial instruments	(16,430)	6,279
Prepaid expenses and other assets	2,180	(849)
Accounts payable and accrued liabilities	(34,278)	(23,704)
Current income taxes	(1,540)	8,089
Other	1,361	1,150
Change in restricted cash	(4,289)	-
Net cash provided (used) by operating activities	(122,216)	63,187

Cash flows from investing activities:
Purchases of property and equipment, net	(36,475)	(35,658)
Acquisition of a business, net of cash acquired	(61,727)	(252,488)
Investments in unconsolidated subsidiaries	(12,033)	(1,388)
Net cash used by investing activities	(110,235)	(289,534)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	551,500	337,000
Payments of principal on long-term debt	(487,450)	(40,578)
Proceeds from short-term borrowings	3,301,630	2,969,034
Payments on short-term borrowings	(3,135,347)	(2,967,191)
Cash payment for exchange of 3.25% convertible notes due 2018	(8,523)	-
Payments for repurchase of common stock	(5,733)	(6,005)
Payments of cash dividends and distributions	(29,267)	(27,837)
Payment penalty on early extinguishment of debt	(2,881)	-
Change in restricted cash	25,495	(7,200)
Payments of loan fees	(15,541)	(7,810)
Payments related to tax withholdings for stock-based compensation	(4,105)	(2,206)
Proceeds from exercise of stock options	50	1,632
Net cash provided by financing activities	189,828	248,839

Net change in cash and cash equivalents	(42,623)	22,492
Cash and cash equivalents, beginning of period	304,211	384,867
Cash and cash equivalents, end of period	$261,588	$407,359

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Nine Months Ended September 30,
	2017	2016
Non-cash financing activity:
Exchange of 3.25% convertible notes due 2018 for shares of common stock	$47,743	$-
Exchange of common stock held in treasury stock for 3.25% convertible notes due 2018	$27,356	$-

Supplemental disclosures of cash flow:
Cash paid for income taxes	$2,062	$3,348
Cash paid for interest	$39,984	$24,280

Supplemental investing and financing activities:
Assets acquired in acquisitions and mergers, net of cash	$62,209	$257,942
Less: liabilities assumed	(482)	(2,647)
Less: allocation of noncontrolling interest in consolidation of BioProcess Algae	-	(2,807)
Net assets acquired	$61,727	$252,488

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

Consolidated Financial Statements

The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis. The company owns a 62.5% limited partner interest and a 2.0% general partner interest in Green Plains Partners LP. Public investors own the remaining 35.5% limited partner interest in the partnership. The company determined that the limited partners in the partnership with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact partnership’s economic performance; therefore, the partnership is considered a VIE. The company, through its ownership of the general partner interest in the partnership, has the power to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the partnership; therefore, the company is considered the primary beneficiary and consolidates the partnership. The assets of the partnership cannot be used by the company for general corporate purposes. The partnership’s consolidated total assets as of September 30, 2017 and December 31, 2016 are $73.0 million and $75.0 million, respectively, and primarily consist of property and equipment and goodwill. The partnership’s consolidated total liabilities as of September 30, 2017 and December 31, 2016 are $155.8 million and $156.0 million, respectively, which primarily consist of long-term debt as discussed in Note 8 – Debt. The liabilities recognized as a result of consolidating the partnership do not represent additional claims on our general assets. The partnership is consolidated in the company’s financial statements. Effective April 1, 2016, the company increased its ownership of BioProcess Algae, a joint venture formed in 2008, to 82.8% and consolidated BioProcess Algae in its consolidated financial statements beginning on that date.

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

Description of Business

Green Plains is North America’s second largest consolidated owner of ethanol plants. The company operates four business segments: (1) ethanol production, which includes the production of ethanol, distillers grains and corn oil, (2) agribusiness and energy services, which includes grain handling and storage and marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and ingredients, which includes cattle feedlots, vinegar production and food-grade corn oil operations, and (4) partnership, which includes fuel storage and transportation services.

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

A substantial portion of the partnership revenues are derived from fixed-fee commercial agreements for storage, terminal or transportation services. The partnership recognizes revenue when there is evidence an arrangement exists, risk of loss and title transfer to the customer, the price is fixed or determinable, and collectability is reasonably ensured. Revenues from base storage, terminal or transportation services are recognized once these services are performed, which occurs when the product is delivered to the customer.

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

Certain qualifying derivatives related to ethanol production, agribusiness and energy services and food and ingredients segments are designated as cash flow hedges. The company evaluates the derivative instrument to ascertain its effectiveness prior to entering into cash flow hedges. Ineffectiveness is recognized in current period results, while other unrealized gains and losses are reflected in accumulated other comprehensive income until the gain or loss from the underlying hedged transaction is realized. When it becomes probable a forecasted transaction will not occur, the cash flow hedge treatment is discontinued, which affects earnings. These derivative financial instruments are recognized in current assets or other current liabilities at fair value.

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

Effective January 1, 2017, the company adopted the amended guidance in ASC Topic 718, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which requires all income tax effects related to awards to be recognized in the income statement when the awards vest or settle. The amended guidance also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and make a policy election to account for forfeitures as they occur. The amended guidance requiring recognition of excess tax benefits and tax deficiencies in the income statement was applied prospectively. The amended guidance related to the timing of when excess tax benefits are recognized, did not have an impact on the consolidated financial statements. The amended guidance related to the presentation of employee taxes paid on the statement of cash flows was applied retrospectively. This change resulted in a  $2.2 million increase in cash flows from operating activities and a decrease in cash flows from financing activities for the nine months ended September 30, 2016. The company has elected to account for forfeitures as they occur. This change did not have a material impact on the financial statements.

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

Effective January 1, 2018, the company will adopt the amended guidance in ASC Topic 606, Revenue from Contracts with Customers.  ASC Topic 606 is designed to create improved revenue recognition and disclosure comparability in financial statements. The provisions of ASC Topic 606 include a five-step process by which an entity will determine revenue recognition, depicting the transfer of goods or services to customers in amounts which reflect the payment an entity expects to be entitled to in exchange for goods or services. The new guidance requires the company to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the company satisfies the performance obligation. In addition, ASC Topic 606 requires certain disclosures about contracts with customers and provides comprehensive guidance for transactions such as service revenue, contract modifications and multiple-element arrangements. The new standard is effective for fiscal years and interim periods within those years, beginning after December 15, 2017, and allows for early adoption.

The company completed a comparison of the current revenue recognition policies to ASC Topic 606 requirements for each of the company’s major revenue categories. Results indicate that the amended guidance will not materially change the amount or timing of revenues recognized by the company and the majority of the company's contracts will continue to be recognized at a point in time and that the number of performance obligations and the accounting for variable consideration are not expected to be significantly different from current practice. In addition, many of the company's sales contracts are considered derivatives under ASC Topic 815, Derivatives and Hedging, and are therefore excluded from the scope of Topic 606. ASC Topic 606 also requires disclosure of significant changes in contract asset and contract liability balances between periods and the amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period, when applicable. ASC Topic 606 may be adopted retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The company anticipates adopting the amended guidance using the modified retrospective transition method.

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

Effective January 1, 2019, the company will adopt the amended guidance in ASC Topic 842, Leases, which aims to make leasing activities more transparent and comparable, requiring substantially all leases to be recognized by lessees on the balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, and allows for early adoption. The company has established an implementation team to evaluate the impact of the new standard. The new standard will significantly increase right-of-use assets and lease liabilities on the company’s consolidated balance sheet, primarily due to operating leases that are currently not recognized on the balance sheet. The company anticipates adopting the amended guidance using the modified retrospective transition method.

Effective January 1, 2019, the amended guidance in ASC Topic 815, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, becomes effective. ASC Topic 815 is designed to improve the alignment of risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. The provisions of Topic 815 expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this update. Early adoption is permitted and the amended presentation and disclosure guidance is required only prospectively. Based on the company’s initial assessment, no material changes are anticipated and the company intends to implement the amended guidance in ASC Topic 815 in either the fourth quarter of fiscal 2017 or the first quarter of fiscal 2018.

Effective January 1, 2020, the company will adopt the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge equal to the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit, would be recognized. The amended guidance will be applied prospectively.

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

The following is a summary of assets acquired and liabilities assumed (in thousands):

Amounts of Identifiable Assets Acquired and Liabilities Assumed
Cash	$4,148
Inventory	9,308
Accounts receivable, net	13,919
Prepaid expenses and other	1,054
Property and equipment	49,175
Intangible assets	90,500

Current liabilities	(9,689)
Income taxes payable	(216)
Deferred tax liabilities	(41,882)
Total identifiable net assets	116,317

Goodwill	142,002
Purchase price	$258,319

The amounts above reflect the final purchase price allocation. As of September 30, 2017, based on the final valuations, assets acquired and liabilities assumed were adjusted from the prior quarter to reflect an increase in the fair value of property and equipment of $6.2 million, a decrease in accumulated depreciation of $0.5 million, a decrease in the fair value of intangible assets of $4.0 million,  a decrease in accumulated amortization of $0.3 million, a decrease in the fair value of goodwill of $0.8 million, a decrease of $0.1 million in income taxes payable and an increase in deferred tax liabilities of $1.5 million.

As of September 30, 2017, based on the final valuations, the company’s customer relationship intangible asset recognized in connection with the Fleischmann’s acquisition is $74.7 million, net of $5.3 million of accumulated amortization, and has a remaining 14-year weighted-average amortization period. As of September 30, 2017, the company also has an indefinite-lived trade name intangible asset of $10.5 million. The company recognized $1.1 million and $3.9 million of amortization expense associated with the amortizing customer relationship intangible asset during the three and nine months ended September 30, 2017, respectively, and expects estimated amortization expense for the next five years of $5.6 million per annum. The excess purchase price over the intangibles fair values was allocated to goodwill, none of which is expected to be deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to arise after the acquisition.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at September 30, 2017
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total

Assets:
Cash and cash equivalents	$261,588	$-	$-	$261,588
Restricted cash	30,773	-	-	30,773
Margin deposits	52,527	-	(52,527)	-
Inventories carried at market	-	114,410	-	114,410
Unrealized gains on derivatives	14,690	5,061	31,812	51,563
Other assets	115	-	-	115
Total assets measured at fair value	$359,693	$119,471	$(20,715)	$458,449

Liabilities:
Accounts payable (1)	$-	$31,377	$-	$31,377
Unrealized losses on derivatives	20,715	12,004	(20,715)	12,004
Other	-	15	-	15
Total liabilities measured at fair value	$20,715	$43,396	$(20,715)	$43,396

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total

Assets:
Cash and cash equivalents	$304,211	$-	$-	$304,211
Restricted cash	51,979	-	-	51,979
Margin deposits	50,601	-	(50,601)	-
Inventories carried at market (2)	-	154,022	-	154,022
Unrealized gains on derivatives	8,272	14,818	24,146	47,236
Other assets	116	-	-	116
Total assets measured at fair value	$415,179	$168,840	$(26,455)	$557,564

Liabilities:
Accounts payable (1)	$-	$35,288	$-	$35,288
Unrealized losses on derivatives	26,455	8,916	(26,455)	8,916
Other liabilities	-	81	-	81
Total liabilities measured at fair value	$26,455	$44,285	$(26,455)	$44,285

(1)

Accounts payable is generally stated at historical amounts with the exception of $31.4 million and $35.3 million at September 30, 2017 and December 31, 2016, respectively, related to certain delivered inventory subject to changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

(2)

Inventories carried at market have been revised from previously reported results to include $77.0 million of inventories held under a fair value hedging relationship. There was no impact to the financial statements resulting from this revision.

The company believes the fair value of its debt was approximately $1.3 billion compared with a book value of $1.3 billion at September 30, 2017, and approximately $1.1 billion compared with a book value of $1.1 billion at December 31, 2016.  The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair values of its accounts receivable approximated book value, which was  $115.0 million and $147.5 million at September 30, 2017,  and December 31, 2016, respectively.

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

The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Ethanol production:
Revenues from external customers	$620,180	$586,988	$1,857,356	$1,710,484
Intersegment revenues	3,579	-	6,624	-
Total segment revenues	623,759	586,988	1,863,980	1,710,484
Agribusiness and energy services:
Revenues from external customers	164,604	168,143	483,670	531,445
Intersegment revenues	14,406	8,936	33,679	24,934
Total segment revenues	179,010	177,079	517,349	556,379
Food and ingredients:
Revenues from external customers	114,750	84,655	329,432	230,812
Intersegment revenues	38	37	113	112
Total segment revenues	114,788	84,692	329,545	230,924
Partnership:
Revenues from external customers	1,701	2,066	4,724	6,042
Intersegment revenues	24,748	24,139	74,019	69,445
Total segment revenues	26,449	26,205	78,743	75,487
Revenues including intersegment activity	944,006	874,964	2,789,617	2,573,274
Intersegment eliminations	(42,771)	(33,112)	(114,435)	(94,491)
Revenues as reported	$901,235	$841,852	$2,675,182	$2,478,783

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of goods sold:
Ethanol production	$590,904	$549,705	$1,802,688	$1,649,641
Agribusiness and energy services	168,735	163,643	487,239	518,135
Food and ingredients	98,854	78,792	281,898	219,087
Partnership	-	-	-	-
Intersegment eliminations	(42,706)	(33,257)	(114,123)	(93,769)
	$815,787	$758,883	$2,457,702	$2,293,094

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
EBITDA:
Ethanol production	$25,570	$30,155	$38,521	$39,164
Agribusiness and energy services	5,150	6,310	15,910	21,246
Food and ingredients	13,272	5,465	39,741	10,430
Partnership	17,589	16,620	51,549	47,241
Intersegment eliminations	8	(39)	(147)	(1,174)
Corporate activities	(11,212)	(9,439)	(27,275)	(25,944)
	$50,377	$49,072	$118,299	$90,963

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation and amortization:
Ethanol production	$20,959	$15,725	$61,443	$46,655
Agribusiness and energy services	1,457	628	2,776	1,882
Food and ingredients	3,139	257	9,259	802
Partnership	1,280	1,515	3,781	4,220
Corporate activities	999	1,161	2,846	2,573
	$27,834	$19,286	$80,105	$56,132

The following table reconciles net income to EBITDA for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$39,429	$12,884	$29,284	$6,053
Interest expense	31,889	11,819	69,815	33,117
Income tax expense (benefit)	(48,775)	5,083	(60,905)	(4,339)
Depreciation and amortization	27,834	19,286	80,105	56,132
EBITDA	$50,377	$49,072	$118,299	$90,963

The following table sets forth third-party revenues by product line (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Ethanol	$625,787	$550,724	$1,830,887	$1,622,168
Distillers grains	97,136	129,345	303,527	357,070
Corn oil	33,678	49,844	121,166	111,727
Grain	19,338	30,003	73,860	145,800
Food and ingredients	112,697	70,012	305,211	201,423
Service revenues	1,701	2,066	4,724	6,042
Other	10,898	9,858	35,807	34,553
	$901,235	$841,852	$2,675,182	$2,478,783

The following table sets forth total assets by operating segment (in thousands):

	September 30, 2017	December 31, 2016
Total assets (1):
Ethanol production	$1,137,903	$1,206,155
Agribusiness and energy services	467,955	579,977
Food and ingredients	691,663	406,429
Partnership	72,965	74,999
Corporate assets	272,844	257,652
Intersegment eliminations	(14,793)	(18,720)
	$2,628,537	$2,506,492

(1)	Asset balances by segment exclude intercompany receivable balances.

5.  INVENTORIES

Inventories are carried at lower of cost or net realizable value, except for commodities held for sale and fair-value hedged inventories. Commodities held for sale are reported at market value.

The components of inventories are as follows (in thousands):

	September 30, 2017	December 31, 2016
Finished goods	$123,860	$99,009
Commodities held for sale	42,783	65,926
Raw materials	128,072	135,516
Work-in-process	283,936	91,093
Supplies and parts	33,796	30,637
	$612,447	$422,181

6.  GOODWILL

Changes in carrying amount of goodwill attributable to each business segment for the nine months ended September 30, 2017, were as follows (in thousands):

	Ethanol Production	Food and Food
	Production	Ingredients	Partnership	Total
Balance, December 31, 2016	$30,279	$142,819	$10,598	$183,696
Adjustment to preliminary Fleischmann's Vinegar Valuation	-	(817)	-	(817)
Balance, September 30, 2017	$30,279	$142,002	$10,598	$182,879

As of September 30, 2017, based on the final valuations in connection with the Fleischmann’s acquisition,  the fair value of goodwill was reduced by $0.8 million.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2017, the company’s consolidated balance sheet reflected unrealized losses of $13.6 million, net of tax, in accumulated other comprehensive loss. The company expects these losses will be reclassified in operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income will differ as commodity prices change.

Fair Values of Derivative Instruments

The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives'			Liability Derivatives'
	Fair Value			Fair Value
	September 30, 2017	December 31, 2016		September 30, 2017		December 31, 2016
Derivative financial instruments (1)	$5,061	$14,818	(3)	$-		$-
Accrued and other liabilities	-	-		18,029	(2)	27,099
Other liabilities	-	-		15		81
Total	$5,061	$14,818		$18,044		$27,180

(1)

Derivative financial instruments as reflected on the consolidated balance sheets include related margin deposit assets of $52.5 million and $50.6 million at September 30, 2017 and December 31, 2016, respectively.

(2)	Balance at September 30, 2017 includes $15.7 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.
(3)	Balance at December 31, 2016 includes $17.0 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

Refer to Note 3 - Fair Value Disclosures, which contains fair value information related to derivative financial instruments.

Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The gains or losses recognized in income and other comprehensive income (loss) related to the company’s derivative financial instruments and the line items on the consolidated financial statements where they are reported are as follows (in thousands):

Gains (Losses) on Derivative Instruments Not	Three Months Ended September 30,		Nine Months Ended September 30,
Designated in a Hedging Relationship	2017	2016	2017	2016
Revenues	$2,863	$(1,084)	$(7,400)	$6,187
Cost of goods sold	2,036	(39)	17,256	(8,740)
Net increase (decrease) recognized in earnings before tax	$4,899	$(1,123)	$9,856	$(2,553)

Gains (Losses) Due to Ineffectiveness	Three Months Ended September 30,		Nine Months Ended September 30,
of Cash Flow Hedges	2017	2016	2017	2016
Revenues	$(48)	$34	$(229)	$(5)
Cost of goods sold	(213)	96	(213)	(65)
Net increase (decrease) recognized in earnings before tax	$(261)	$130	$(442)	$(70)

Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
into Net Income	2017	2016	2017	2016
Revenues	$(5,242)	$25,254	$1,734	$12,029
Cost of goods sold	(1,861)	(28,548)	(1,679)	(15,904)
Net increase (decrease) recognized in earnings before tax	$(7,103)	$(3,294)	$55	$(3,875)

Effective Portion of Cash Flow Hedges Recognized in	Three Months Ended September 30,		Nine Months Ended September 30,
Other Comprehensive Income (Loss)	2017	2016	2017	2016
Commodity Contracts	$(12,235)	$3,250	$(15,069)	$(2,157)

Gains (Losses) from Fair Value	Three Months Ended September 30,		Nine Months Ended September 30,
Hedges of Inventory	2017	2016	2017	2016
Revenues (effect of change in inventory value)	$61	$(40)	$1,451	$1,379
Cost of goods sold (effect of change in inventory value)	(1,775)	(470)	(6,229)	7,712
Revenues (effect of fair value hedge)	(61)	40	(1,734)	(1,379)
Cost of goods sold (effect of fair value hedge)	3,085	918	8,530	(7,648)
Ineffectiveness recognized in earnings before tax	$1,310	$448	$2,018	$64

There were no gains or losses from discontinuing cash flow or fair value hedge treatment during the three and nine months ended September 30, 2017 and 2016.

The open commodity derivative positions as of September 30, 2017, are as follows (in thousands):

September 30, 2017
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity

Futures	(39,030)				Bushels	Corn, Soybeans and Wheat
Futures	67,775	(3)			Bushels	Corn
Futures	(13,175)	(4)			Bushels	Corn
Futures	9,828				Gallons	Ethanol
Futures	(285,852)	(3)			Gallons	Ethanol
Futures	1,745				MmBTU	Natural Gas
Futures	(13,753)	(4)			MmBTU	Natural Gas
Futures	(7,200)				Pounds	Livestock
Futures	(336,300)	(3)			Pounds	Livestock
Futures	40				Barrels	Crude Oil
Futures	(293)	(4)			Barrels	Crude Oil
Futures	(420)				Pounds	Soybean Oil
Futures	5,838	(3)			Gallons	Natural Gasoline
Options	(1,010)				Bushels	Corn, Soybeans and Wheat
Options	2,156				Gallons	Ethanol
Options	(3,456)				Pounds	Livestock
Options	(1,032)				Pounds	Soybean Oil
Options	29				Barrels	Crude Oil
Forwards			17,166	(247)	Bushels	Corn and Soybeans
Forwards			53,872	(336,067)	Gallons	Ethanol
Forwards			173	(375)	Tons	Distillers Grains
Forwards			14,367	(92,344)	Pounds	Corn Oil
Forwards			14,862	(1,036)	MmBTU	Natural Gasoline
Forwards			712	(412)	Barrels	Crude Oil

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.
(4)	Futures or non-exchange traded forwards used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains on energy trading contracts of $3.1 million and $18.3 million for the three and nine months ended September 30, 2017,  respectively, and net gains of $2.7 million and $5.7 million for the three and nine months ended September 30, 2016,  respectively.

8.  DEBT

The components of long-term debt are as follows (in thousands):

	September 30, 2017	December 31, 2016
Corporate:
$500.0 million term loan	$487,440	$-
$120.0 million convertible notes due 2018	60,241	108,817
$170.0 million convertible notes due 2022	131,752	127,239
Green Plains Partners:
$155.0 million revolving credit facility	129,000	129,000
Green Plains Processing:
$345.0 million term loan	-	294,011
Fleischmann's Vinegar:
$130.0 million term loan	-	125,609
$15.0 million revolving credit facility	-	4,000
Other	27,976	28,993
Total long-term debt	836,409	817,669
Less: current portion of long-term debt	(6,486)	(35,059)
Long-term debt	$829,923	$782,610

Short-term notes payable and other borrowings at September 30, 2017, include working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $246.7 million, $64.0 million and $143.3 million, respectively. Green Plains Grain also had $3.7 million in outstanding short-term inventory financing arrangements at September 30, 2017. Short-term notes payable and other borrowings at December 31, 2016, include working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $63.5 million, $102.0 million and $125.7 million, respectively.

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

In September 2013, the company issued $120.0 million of 3.25% convertible senior notes due October 1, 2018. The 3.25% notes are senior, unsecured obligations of the company, with interest payable on April 1 and October 1 of each year. The company may settle the 3.25% notes in cash, common stock or a combination of cash and common stock.

Prior to April 1, 2018, the 3.25% notes are not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted to 49.9981 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $20.00 per share. The company may be obligated to increase the conversion rate in certain events, including redemption of the 3.25% notes.

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

At issuance, the company separately accounted for the liability and equity components of the convertible notes by bifurcating the gross proceeds between the indebtedness, or liability component, and the embedded conversion option, or equity component. This bifurcation was done by estimating an effective interest rate on the date of issuance for similar notes. The embedded conversion option was recorded in stockholders’ equity. Since the company did not exercise the embedded conversion option associated with the notes, pursuant to the guidance within ASC Topic 470, Debt, the company recorded a loss upon extinguishment measured by the difference between the fair value and carrying value of the liability portion of the notes. As a result, the company recorded a charge to interest expense in the consolidated financial statements of approximately $1.3 million during the three months ended June 30, 2017. This charge included $0.6 million of unamortized debt issuance costs related to the principal balance extinguished. The remaining settlement consideration transferred was allocated to the reacquisition of the embedded conversion option and recognized as a reduction of additional paid-in capital.

On August 29, 2017, the company entered into a $500.0 million term loan agreement, which matures on August 29, 2023, to refinance approximately $405.0 million of total debt outstanding issued by Green Plains Processing and Fleischmann’s Vinegar Company, pay associated fees and expenses and for general corporate purposes.  The term loan is guaranteed by the company and substantially all of its subsidiaries, but not Green Plains Partners and certain other entities, and secured by substantially all of the assets of the company, including 17 ethanol production facilities, vinegar production facilities and a second priority lien on the assets secured under the revolving credit facilities at Green Plains Trade, Green Plains Cattle and Green Plains Grain.

The credit agreement contains certain customary representations and warranties, affirmative covenants, negative covenants, financial covenants and events of default. The negative covenants include restrictions on the ability to incur additional indebtedness, acquire and sell assets, create liens, make investments, make distributions and enter into transactions with affiliates. At the end of each fiscal quarter, the covenants of the credit agreement require the company to maintain a maximum term debt to total term capitalization of not more than 55% and a minimum interest coverage ratio of not less than 1.25x, as defined in the credit agreement. Beginning in 2018, the credit facility also has a provision requiring the company to make special annual payments of 50% or 75% of its available free cash flow, subject to certain limitations. Voluntary term loan prepayments are subject to prepayment fees of 1.0% if prepaid before the eighteen month anniversary of the credit agreement. Beginning in the fourth quarter of 2017, scheduled principal payments are $1.25 million until maturity. The term loan bears interest at a floating rate of a base rate plus a margin of 4.50% or LIBOR plus a margin of 5.50%.

Ethanol Production Segment

Green Plains Processing had a $345.0 million senior secured credit facility, which was guaranteed by the company and certain subsidiaries of Green Plains Processing and secured by the stock and substantially all of the assets of Green Plains Processing. The interest rate was LIBOR, subject to a 1.00% floor, plus 5.50% and was scheduled to mature on June 30, 2020. The terms of the credit facility required the borrower to maintain a maximum total leverage ratio of 4.00x at the end of each quarter, decreasing to 3.25x over the life of the credit facility, and a minimum fixed charge coverage ratio of 1.25x.  This senior secured credit facility was extinguished in full on August 29, 2017 with the proceeds from the new $500.0 million secured term loan facility. In connection with the extinguishment of the senior secured credit facility, the company wrote off deferred financing fees of $5.9 million which were recorded as interest expense in the consolidated statement of operations during the three months ended September 30, 2017.

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

Lenders receive a first priority lien on certain cash, inventory, accounts receivable and other assets owned by Green Plains Grain as security on the credit facility. The terms impose affirmative and negative covenants, including maintaining minimum working capital of $20.0 million and tangible net worth of $26.3 million for 2017. Capital expenditures are limited to $8.0 million per year under the credit facility, plus equity contributions from the company and unused amounts of up to $8.0 million from the previous year. In addition, the credit facility requires the company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 and a maximum annual leverage ratio of 6.00 to 1.00 at the end of each quarter. The fixed charge coverage ratio and long-term capitalization ratio apply only if Green Plains Grain has long-term indebtedness on the date of calculation. As of September 30, 2017, Green Plains Grain had no long-term indebtedness. The credit facility also contains restrictions on distributions related to capital stock, with exceptions for distributions up to 50% of net profit before tax, subject to certain conditions.

Green Plains Trade has a senior secured asset-based revolving credit facility, which was amended on July 28, 2017, to increase the maximum commitment from $150 million to $300 million and extend the maturity date to July 28, 2022. The revolving credit facility finances working capital for marketing and distribution activities based on eligible collateral equal to the sum of percentages of eligible receivables and inventories, less miscellaneous adjustments. The amended $300 million maximum commitment consists of a $285 million credit facility and a $15 million first-in-last-out (FILO) credit facility. The amended credit facility also includes an accordion feature that enables the credit facility to be increased by up to $70.0 million with agent approval. Advances are subject to variable interest rates equal to daily LIBOR plus 2.25% on the credit facility and daily LIBOR plus 3.25% on the FILO credit facility. The total unused portion of the $300 million revolving credit facility is also subject to a commitment fee of 0.375% per annum.

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

At September 30, 2017, Green Plains Trade had restricted cash of $9.5 million on the consolidated balance sheet, the use of which was restricted for repayment towards the outstanding loan balance.

Food and Ingredients Segment

Green Plains Cattle has a $300.0 million senior secured asset-based revolving credit facility, which matures on April 30, 2020, to finance working capital for the cattle feedlot operations up to the maximum commitment based on eligible collateral equal to the sum of percentages of eligible receivables, inventories and other current assets, less miscellaneous adjustments. Advances, as amended, are subject to variable interest rates equal to LIBOR plus 2.00% to 3.00%, or the base rate plus 1.00% to 2.00%, depending upon the preceding three months’ excess borrowing availability. The amended credit facility also includes an accordion feature that enables the credit facility to be increased by up to $100.0 million with agent approval. The unused portion of the credit facility is also subject to a commitment fee of 0.20% to 0.30% per annum, depending on the preceding three months’ excess borrowing availability.

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

Fleischmann’s Vinegar had a $130.0 million senior secured term loan and a $15.0 million senior secured revolving credit facility, which was used to finance the purchase of Fleischmann’s Vinegar and to fund working capital for its vinegar manufacturing operations, and were scheduled to mature on October 3, 2022. Beginning January 1, 2017, the term loan was subject to mandatory prepayments based on the preceding fiscal year’s excess cash flow. Term loan prepayments were generally subject to prepayment fees of 1.0% to 2.0% if prepaid before the second anniversary of the credit agreement. The term loan and loans under the revolving credit facility each bore interest at a floating rate based on the consolidated total net leverage ratio, adjusted quarterly beginning September 30, 2017, to either a base rate plus an applicable margin of 5.0% to 6.0% or to LIBOR plus an applicable margin of 6.0% to 7.0%. The unused portion of the revolving credit facility was also subject to a commitment fee of 0.5% per annum.

This senior secured credit term loan and senior secured revolving credit facility were extinguished in full on August 29, 2017 with the proceeds from the new $500.0 million secured term loan facility.  In connection with the extinguishment of the senior secured credit facility, the company wrote off deferred financing fees of $3.5 million and paid a prepayment penalty of $2.9 million. These expenses are recorded as interest expense in the consolidated statement of operations during the three months ended September 30, 2017.

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

Covenant Compliance

The company was in compliance with its debt covenants as of September 30, 2017.

Capitalized Interest

The company had $16 thousand and $39 thousand of capitalized interest during the three and nine months ended September 30, 2017, respectively, and $483 thousand and $1.4 million during the three and nine months ended September 30, 2016, respectively.

Restricted Net Assets

At September 30, 2017, there were approximately $124.5 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

9.  STOCK-BASED COMPENSATION

The company has an equity incentive plan that reserves 4,110,000 shares of common stock for issuance to its directors and employees. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted and deferred stock unit awards, to be granted to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis. Substantially all of the existing stock-based compensation has been equity awards.

The activity related to the exercisable stock options for the nine months ended September 30, 2017, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2016	148,750	$12.36	2.8	$2,305
Granted	-	-	-	-
Exercised	(5,000)	10.00	-	78
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at September 30, 2017	143,750	$12.44	2.1	$1,109
Exercisable at September 30, 2017 (1)	143,750	$12.44	2.1	$1,109

(1)	Includes in-the-money options totaling 143,750 shares at a weighted-average exercise price of $12.44.

Option awards allow employees to exercise options through cash payment for the shares of common stock or simultaneous broker-assisted transactions in which the employee authorizes the exercise and immediate sale of the options in the open market. The company uses newly issued shares of common stock to satisfy its stock-based payment obligations.

The non-vested stock award and deferred stock unit activity for the nine months ended September 30, 2017, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Non-Vested at December 31, 2016	1,139,560	$17.65
Granted	566,165	24.03
Forfeited	(42,430)	19.08
Vested	(542,764)	18.37
Non-Vested at September 30, 2017	1,120,531	$20.47	2.0

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

The non-vested unit-based awards activity for the nine months ended September 30, 2017, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Non-Vested at December 31, 2016	15,009	$15.99
Granted	12,834	18.70
Forfeited	(4,278)	18.70
Vested	(15,009)	15.99
Non-Vested at September 30, 2017	8,556	$18.70	0.8

Compensation costs for stock-based and unit-based payment plans during the three and nine months ended September 30, 2017,  were approximately $3.3 million and $8.8 million, respectively, and $2.4 million and $7.0 million during the three and nine months ended September 30, 2016, respectively. At September 30, 2017, there was  $16.2 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.0 years. The potential tax benefit related to stock-based payment is approximately 37.7% these expenses.

10.  EARNINGS PER SHARE

Basic earnings per share, or EPS, is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

During 2016, diluted EPS was computed using the treasury stock method for the convertible debt instruments, by dividing net income by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of the convertible debt instruments and any other outstanding dilutive securities. During the first quarter of 2017, the company changed its method for calculating dilutive EPS related to its convertible debt instruments from the treasury stock method to the if-converted method, as the company changed its financial strategy with respect to cash settlement of these instruments. As such, the company computed diluted EPS for 2017 by dividing net income on an if-converted basis, adjusted to add back net interest expense related to the convertible debt instruments, by the weighted average number of common shares outstanding during the period, adjusted to include the shares that would be issued if the convertible debt instruments were converted to common shares and the effect of any outstanding dilutive securities.

The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic EPS:
Net income (loss) attributable to Green Plains	$34,394	$7,928	$14,431	$(8,019)
Weighted average shares outstanding - basic	41,348	38,282	40,008	38,301
EPS - basic	$0.83	$0.21	$0.36	$(0.21)

Diluted EPS:
Net income (loss) attributable to Green Plains	$34,394	$7,928	$14,431	$(8,019)
Interest and amortization on convertible debt, net of tax effect:
3.25% notes	840	-	3,582	-
4.125% notes	2,050	-	6,089	-
Net income (loss) attributable to Green Plains - diluted	$37,284	$7,928	$24,102	$(8,019)

Weighted average shares outstanding - basic	41,348	38,282	40,008	38,301
Effect of dilutive convertible debt:
3.25% notes	3,178	760	4,551	-
4.125% notes	6,071	-	6,071	-
Effect of dilutive stock-based compensation awards	50	94	63	-
Weighted average shares outstanding - diluted	50,647	39,136	50,693	38,301

EPS - diluted	$0.74	$0.20	$0.48	$(0.21)

For the nine months ended September 30, 2016, 108 thousand shares related to stock-based compensation awards and convertible debt were excluded from the computation of diluted EPS as the inclusion of these shares would have been antidilutive.

11.  STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

					Accum.			Total
			Additional		Other			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Comp.	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interests	Equity

Balance, December 31, 2016	46,079	$46	$659,200	$283,214	$(4,137)	7,715	$(75,816)	$862,507	$116,684	$979,191
Net income	-	-	-	14,431	-	-	-	14,431	14,853	29,284
Cash dividends and distributions declared	-	-	-	(14,053)	-	-	-	(14,053)	(15,214)	(29,267)
Other comprehensive loss before reclassification	-	-	-	-	(9,436)	-	-	(9,436)	-	(9,436)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-	(34)	-	-	(34)	-	(34)
Other comprehensive loss, net of tax	-	-	-	-	(9,470)	-	-	(9,470)	-	(9,470)
Repurchase of common stock	-	-	-	-	-	336	(5,733)	(5,733)	-	(5,733)
Exchange of 3.25% convertible notes due 2018	-	-	18,326	-	-	(2,784)	27,356	45,682	-	45,682
Stock-based compensation	346	-	4,497	-	-	-	-	4,497	159	4,656
Stock options exercised	5	-	50	-	-	-	-	50	-	50
Balance, September 30, 2017	46,430	$46	$682,073	$283,592	$(13,607)	5,267	$(54,193)	$897,911	$116,482	$1,014,393

Amounts reclassified from accumulated other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Statements of Operations
	2017	2016	2017	2016	Classification
Gains on cash flow hedges:
Commodity derivatives	$(5,242)	$25,254	$1,734	$12,029	Revenues
Commodity derivatives	(1,861)	(28,548)	(1,679)	(15,904)	Cost of goods sold
Total	(7,103)	(3,294)	55	(3,875)	Income (loss) before income taxes
Income tax expense (benefit)	(2,650)	(1,144)	21	(1,369)	Income tax expense (benefit)
Amounts reclassified from accumulated other comprehensive income (loss)	$(4,453)	$(2,150)	$34	$(2,506)

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

Income tax benefit was $48.8 million and $60.9 million for the three and nine months ended September 30, 2017, respectively, compared with income tax expense of $5.1 million and income tax benefit of $4.3 million for the three and nine months ended September 30, 2016, respectively. The variation in tax expense was due primarily to the company’s recognition of tax benefits related to R&D Credits.

A study was conducted to determine whether certain activities the company performs qualify for the R&D credit allowed by the Internal Revenue Code Section 41. As a result of this study, the company concluded these activities  do qualify for the credit and determined it was appropriate to claim the benefit of these credits for all open tax years.

During the quarter ended September 30, 2017, the company recognized a net tax benefit of $49.5 million for federal and state R&D Credits relating to tax years 2013 to 2016 as well as an estimated year-to-date tax benefit for federal and state R&D Credits for the 2017 tax year.  Of this amount, $9.0 million ($5.9 million net) in refundable credits not dependent upon taxable income was recorded as a reduction of cost of goods sold and $43.6 million was recorded as an income tax benefit.

The amount of unrecognized tax benefits for uncertain tax positions was $27.3 million as of September 30, 2017, and $0.2 million as of December 31, 2016. Recognition of these benefits would have a favorable impact on the company’s effective tax rate.

13.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The company leases certain facilities, equipment and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease. The company incurred lease expenses of $11.2 million and $33.4 million during the three and nine months ended September 30, 2017, respectively, and $9.1 million and $27.2 million during the three and nine months ended September 30, 2016, respectively.

Aggregate minimum lease payments under these agreements for the remainder of 2017 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2017	$10,168
2018	28,976
2019	19,544
2020	13,160
2021	6,444
Thereafter	22,105
Total	$100,397

Commodities

As of September 30, 2017, the company had contracted future purchases of grain, corn oil, natural gas, crude oil, ethanol, distillers grains and cattle, valued at approximately $454.4 million.

Legal

In November 2013, the company acquired two ethanol plants located in Fairmont, Minnesota and Wood River, Nebraska. There is ongoing litigation related to the consideration for this acquisition. On August 19, 2016, the Delaware Superior Court granted Green Plains’ motion for summary judgment in part and held that the seller’s attempt to disclaim liability for certain shortfall amounts through the use of a disclaimer provision was ineffective. Based on the court order, the company determined that previously accrued contingent liabilities of approximately $6.3 million no longer represented probable losses. These accruals were reversed as a reduction of cost of goods sold during the year ended December 31, 2016, because the adjustment relates to a reduction in the cost of inventory purchased in the acquisitions. The court has directed the company and the seller to work together to determine the precise shortfall amount due to Green Plains. The company believes the remaining amount due to Green Plains is approximately $5.5 million; however, the seller has the right to dispute the details of the calculation and appeal the underlying Superior Court order. Accordingly, the total amount Green Plains may receive is yet to be determined. The remaining amount due to the company represents a gain contingency which will not be recorded until all contingencies are resolved.

In addition to the above-described proceeding, the company is currently involved in litigation that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

14.  RELATED PARTY TRANSACTIONS

Commercial Contracts

Three subsidiaries of the company have executed separate financing agreements for equipment with Amur Equipment Finance. Gordon Glade, a  member of the company’s board of directors, is a shareholder of Amur Equipment Finance.  Balances of approximately $638 thousand and $808 thousand related to these financing arrangements were included in debt at September 30, 2017, and December 31, 2016, respectively. Payments, including principal and interest, totaled $69 thousand and $207 thousand during each of the three and nine months ended September 30, 2017 and 2016, respectively. The weighted average interest rate for the financing agreements with Amur Equipment Finance was 6.8%.

Aircraft Leases

Effective August 1, 2017, the company entered into two agreements with an entity controlled by Wayne Hoovestol for the lease of two aircrafts, replacing the prior agreements. Mr. Hoovestol is chairman of the company’s board of directors. The company agreed to pay $11,589 per month for the combined use of up to 125 hours per year of the aircrafts. Flight time in excess of 125 hours per year will incur additional hourly charges.  Payments related to these leases totaled $39 thousand and $141 thousand during the three and nine months ended September 30, 2017, respectively, and $49 thousand and $137 thousand during the three and nine months ended September 30, 2016, respectively. The company had $2 thousand in outstanding payables related to these agreements at September 30, 2017, and no outstanding payables related to these agreements at December 31, 2016.

15.  SUBSEQUENT EVENTS

On October 27, 2017, the partnership upsized its revolving credit facility by $40 million, from $155 million to $195 million, by accessing a portion of the $100 million incremental commitment in place on the facility.

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

On August 29, 2017, the company entered into a $500.0 million term loan agreement which matures on August 29, 2023, to refinance approximately $405.0 million of total debt outstanding issued by Green Plains Processing and Fleischmann’s Vinegar Company, pay associated fees and expenses and for general corporate purposes. The term loan is guaranteed by the company and substantially all of its subsidiaries, but not Green Plains Partners and certain other entities, and secured by substantially all of the assets of the company, including 17 ethanol production facilities, vinegar production facilities and a second priority lien on the assets secured under the revolving credit facilities at Green Plains Trade, Green Plains Cattle and Green Plains Grain.

In November of 2017, we anticipate completion of the Phase I development of intermodal export and import fuels terminal at Jefferson Gulf Coast Energy Partner’s existing Beaumont, Texas terminal. We anticipate offering our interest in the joint venture to the partnership once all phases of commercial development are completed.

Results of Operations

During the third quarter of 2017, we resumed utilization rates aligned with historic levels following idled capacity at several plants in response to the weak margin environment during the previous quarter. We operated our ethanol production facilities at approximately 83.7% of capacity, resulting in ethanol production of 313.6 mmg for the third quarter of 2017, compared with 292.2 mmg, or 92.5% of capacity, for the same quarter last year. Ethanol production capacity was increased with our acquisitions of the Madison, Illinois, Mount Vernon, Indiana, and York, Nebraska plants, acquired on September 23, 2016.

Industry Trends and Factors Affecting our Results of Operations

Seasonal summer driving demand was met by increased ethanol production during the third quarter of 2017. According to the EIA, average daily domestic ethanol production was 1.03 million barrels per day during the third quarter of 2017, up slightly from 1.00 million barrels per day during the second quarter of 2017. Average daily production increased 4% year-to-date compared with the same period last year due to incremental expansion by existing facilities to optimize production. Weekly refiner and blender input volume, which is linked to consumer demand, also increased 1% year-to-date compared with the same period last year, helped by the growing number of retail gasoline stations offering higher ethanol blends to consumers. According to Growth Energy, 1,043 retail stations were selling E15 at October 5, 2017, up from 431 stations at December 31, 2016. Average daily gasoline demand was flat during the third quarter of 2017, slowing by 1.5% for the nine months ended September 30, 2017, compared with the same periods in 2016. Ethanol futures traded at an average discount of $0.11 to RBOB during the third quarter. At September 30, 2017, domestic ethanol inventory of 21.5 million barrels was 1.4 million barrels higher than the ending stocks at the same time last year. Increased export volumes have partially offset the difference between increased production and blending volumes year over year.

We currently estimate that net ethanol exports will reach between 1.1 billion gallons and 1.3 billion gallons in 2017. Year-to-date domestic ethanol exports through August 30, 2017, were 906.5 mmg, up 53% from the comparable period in 2016. Brazil accounted for 37% of the domestic ethanol export volumes, while Canada, India, the Philippines and United Arab Emirates accounted for 24%, 11%, 5% and 4%, respectively. On September 13, 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, has imported negligible volumes year-to-date due to a 30% tariff imposed on U.S. and Brazil fuel ethanol, which took effect on January 1, 2017, and there is no assurance the recently issued joint plan will lead to increased imports of U.S. ethanol. On September 1, 2017, Brazil’s Chamber of Foreign Trade, or CAMEX, issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter. The ruling is valid for two years. In Mexico, four lawsuits challenging the June 2017 decision by the Energy Regulatory Commission of Mexico (CRE) to approve the use of 10% ethanol blends were dismissed. A fifth lawsuit was allowed to proceed for judicial review, despite precedent set by the Mexico Supreme Court for dismissal. The CRE is expected to defend its position before the judge makes a final decision. Should the judge rule in favor of the plaintiff, the case will go to the Supreme Court. U.S. ethanol exports to Mexico totaled 29 mmg in 2016.

On July 5, 2017, the EPA proposed maintaining the RVOs for conventional ethanol at 15.0 billion gallons while lowering the volume obligations for advanced alternatives, reducing the overall biofuel target to 19.24 billion gallons for 2018. On September 26, 2017, the EPA issued a Notice of Data Availability for comment, proposing to further reduce the 2018 advanced biofuel volume requirement by 315 mmg, to 3.77 billion gallons, and the total renewable fuel requirement to 18.77 billion gallons, leaving conventional ethanol at 15.0 billion gallons. According to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total proposed RVOs are more than 20% below statutory levels, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. If 2019 RVOs are also more than 20% below statutory levels, the RVO reset will be triggered under RFS II and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022.

The U.S. Federal District Court for the D.C. Circuit ruled on July 28, 2017, in favor of the Americans for Clean Energy and its petitioners against the EPA related to its decision to lower the 2016 volume requirements. The Court concluded the EPA erred in how it interpreted the “inadequate domestic supply” waiver provision of RFS II, which authorizes the EPA to consider supply-side factors affecting the volume of renewable fuel available to refiners, blenders, and importers to meet the statutory volume requirements. The waiver provision does not allow the EPA to consider the volume of renewable fuel available to consumers or the demand-side constraints that affect the consumption of renewable fuel by consumers. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through its waiver authority, which the EPA is expected to address. We believe this decision will benefit the industry overall, with the EPA’s waiver analysis now limited to supply considerations only, and expect the primary impact will be on the RINs market.

Year-to-date U.S. distillers grains exports through August 30, 2017, were 7.3 million metric tons, approximately 4% lower than year-to-date distillers grains exports for the same period last year. Mexico, Turkey, South Korea, Canada, Thailand and Indonesia accounted for 62% of total U.S. distillers export volumes, according to the EIA. On September 1, 2017, the Minister of Agriculture and Rural Development of Vietnam lifted the suspension which blocked imports of U.S. dried distillers grains since January 2017.

On October 19, 2017, the EPA Administrator reiterated his commitment to the text and spirit of the RFS II. In a letter to seven Senators from the Midwestern states, he stated the EPA will meet the November 30, 2017, deadline for issuing RVOs and the EPA’s preliminary analysis suggests that final RVOs should be set at amounts at or greater than those provided on July 5, 2017. Moreover, the EPA is actively exploring its authority to issue an RVP waiver and will be pursuing action on RINs involving ethanol exports.

On October 25, 2017, the Master Limited Partnership Parity Act was introduced in the Senate and House of Representatives (H.R. 4118), proposing to expand the definition of qualified sources of income to include clean energy resources, such as ethanol production, and infrastructure projects by publicly traded partnerships. Currently, qualifying income includes the transportation and storage of ethanol and certain specific alternative fuels.

World demand for U.S. beef has risen as diets continue to improve worldwide to include increased animal protein. In June of 2017, the U.S. resumed exporting beef to China, following a 13-year ban the Trump Administration lifted as part of a new bilateral agreement between the countries.

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

On March 16, 2017, we acquired the assets of a cattle-feeding operation located in Hereford, Texas, which added a feedlot capacity of 30,000 head of cattle to our operations.

On May 16, 2017, we acquired the assets of two cattle-feeding operations located in Leoti, Kansas and Yuma, Colorado, which added a combined feedlot capacity of 155,000 head of cattle to our operations.

During the quarter ended September 30, 2017, the company recognized a net tax benefit of $49.5 million for federal and state R&D Credits relating to tax years 2013 to 2016 as well as an estimated year-to-date tax benefit for federal and state R&D Credits for the 2017 tax year.  Of this amount, $9.0 million ($5.9 million net) in refundable credits not dependent upon taxable income was recorded as a reduction of cost of goods sold and $43.6 million was recorded as an income tax benefit.

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

Segment Results

The selected operating segment financial information are as follows (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2017	2016	Variance	2017	2016	Variance
Revenues:
Ethanol production:
Revenues from external customers	$620,180	$586,988	5.7%	$1,857,356	$1,710,484	8.6%
Intersegment revenues	3,579	-	*	6,624	-	*
Total segment revenues	623,759	586,988	6.3	1,863,980	1,710,484	9.0
Agribusiness and energy services:
Revenues from external customers	164,604	168,143	(2.1)	483,670	531,445	(9.0)
Intersegment revenues	14,406	8,936	61.2	33,679	24,934	35.1
Total segment revenues	179,010	177,079	1.1	517,349	556,379	(7.0)
Food and ingredients:
Revenues from external customers	114,750	84,655	35.6	329,432	230,812	42.7
Intersegment revenues	38	37	2.7	113	112	0.9
Total segment revenues	114,788	84,692	35.5	329,545	230,924	42.7
Partnership:
Revenues from external customers	1,701	2,066	(17.7)	4,724	6,042	(21.8)
Intersegment revenues	24,748	24,139	2.5	74,019	69,445	6.6
Total segment revenues	26,449	26,205	0.9	78,743	75,487	4.3
Revenues including intersegment activity	944,006	874,964	7.9	2,789,617	2,573,274	8.4
Intersegment eliminations	(42,771)	(33,112)	29.2	(114,435)	(94,491)	21.1
Revenues as reported	$901,235	$841,852	7.1%	$2,675,182	$2,478,783	7.9%

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2017	2016	Variance	2017	2016	Variance
Cost of goods sold:
Ethanol production	$590,904	$549,705	7.5%	$1,802,688	$1,649,641	9.3%
Agribusiness and energy services	168,735	163,643	3.1	487,239	518,135	(6.0)
Food and ingredients	98,854	78,792	25.5	281,898	219,087	28.7
Partnership	-	-	*	-	-	*
Intersegment eliminations	(42,706)	(33,257)	28.4	(114,123)	(93,769)	21.7
	$815,787	$758,883	7.5%	$2,457,702	$2,293,094	7.2%

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2017	2016	Variance	2017	2016	Variance
Operating income (loss):
Ethanol production	$3,107	$14,334	(78.3%)	$(25,950)	$(7,673)	(238.2%)
Agribusiness and energy services	3,686	7,241	(49.1)	13,138	20,744	(36.7)
Food and ingredients	10,132	5,199	94.9	30,472	9,594	217.6
Partnership	16,290	15,084	8.0	47,707	42,958	11.1
Intersegment eliminations	8	181	(95.6)	(147)	(612)	(76.0)
Corporate activities	(12,507)	(11,184)	11.8	(30,898)	(29,393)	5.1
	$20,716	$30,855	(32.9%)	$34,322	$35,618	(3.6%)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2017	2016	Variance	2017	2016	Variance
EBITDA:
Ethanol production	$25,570	$30,155	(15.2%)	$38,521	$39,164	(1.6%)
Agribusiness and energy services	5,150	6,310	(18.4)	15,910	21,246	(25.1)
Food and ingredients	13,272	5,465	142.9	39,741	10,430	281.0
Partnership	17,589	16,620	5.8	51,549	47,241	9.1
Intersegment eliminations	8	(39)	120.5	(147)	(1,174)	87.5
Corporate activities	(11,212)	(9,439)	18.8	(27,275)	(25,944)	5.1
	$50,377	$49,072	2.7%	$118,299	$90,963	30.1%

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

The following table reconciles net income to EBITDA for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$39,429	$12,884	$29,284	$6,053
Interest expense	31,889	11,819	69,815	33,117
Income tax expense (benefit)	(48,775)	5,083	(60,905)	(4,339)
Depreciation and amortization	27,834	19,286	80,105	56,132
EBITDA	$50,377	$49,072	$118,299	$90,963

Three Months Ended September 30, 2017, compared with the Three Months Ended September 30, 2016

Consolidated Results

Consolidated revenues increased $59.4 million for the three months ended September 30, 2017, compared with the same period in 2016. Revenues were impacted by an increase in ethanol volumes sold, plus the additions of Fleischmann’s Vinegar during the fourth quarter of 2016 and the cattle feedlots during the first and second quarters of 2017.

Operating income decreased $10.1 million for the three months ended September 30, 2017, compared with the same period last year primarily due to decreased margins on ethanol production, partially offset by the Fleischmann’s Vinegar and the cattle feedlot acquisitions. EBITDA increased $1.3 million for the three months ended September 30, 2017, compared with the same period last year primarily due to the Fleischmann’s Vinegar acquisition and additional cattle margins, partially offset by decreased margins in ethanol production. Interest expense increased $20.1 million for the three months ended September 30, 2017, compared with the same period in 2016, primarily due to $12.3 million in expense associated with the termination of previous credit facilities and higher average debt outstanding and borrowing costs. Income tax benefit was $48.8 million for the three months ended September 30, 2017, compared with income tax expense of $5.1 million for the same period in 2016 due to the company’s recognition of tax benefits related to R&D Credits.

The following discussion provides greater detail about our third quarter segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Three Months Ended September 30,
	2017	2016	% Variance

Ethanol produced
(thousands of gallons)	313,642	292,238	7.3%
Distillers grains produced
(thousands of equivalent dried tons)	817	790	3.4
Corn oil produced
(thousands of pounds)	75,440	72,176	4.5
Corn consumed
(thousands of bushels)	109,544	102,113	7.3

Revenues in our ethanol production segment increased $36.8 million for the three months ended September 30, 2017, compared with the same period in 2016 primarily due to increased ethanol volumes sold. Ethanol production capacity increased due to the acquisition of the Madison, Mount Vernon and York ethanol plants.

Cost of goods sold for the ethanol production segment increased $41.2 million for the three months ended September 30, 2017, compared with the same period last year due to decreased margins in ethanol production. As a result of decreased margins, EBITDA decreased $4.6 million for the three months ended September 30, 2017, compared with the same period in 2016. Depreciation and amortization expense for the segment was $21.0 million for the three months ended September 30, 2017, compared with $15.7 million for the same period last year.

Agribusiness and Energy Services Segment

Revenues in our agribusiness and energy services segment increased $1.9 million while EBITDA decreased by $1.2 million for the three months ended September 30, 2017, compared with the same period in 2016. The increase in revenues was primarily due to higher average realized prices for distillers grains and increased intersegment distillers grain and corn revenues, while EBITDA decreased primarily as a result of decreased margins on trading activity. Depreciation expense increased by $0.8 million for the three months ended September 30, 2017, primarily as a result of accelerated depreciation related to the disposition of fixed assets at our St. Edward, Nebraska location.

Food and Ingredients Segment

Revenues in our food and ingredients segment increased $30.1 million for the three months ended September 30, 2017, compared with the same period in 2016. The increase in revenues was primarily due to the acquisitions of Fleischmann’s

Vinegar and the cattle feedlots.  The daily average company-owned cattle on feed for the three months ended September 30, 2017 and 2016, was approximately 148,000 and 68,000 head, respectively, and the daily average third-party owned cattle on feed for the three months ended September 30, 2017 and 2016, was approximately 70,000 and 1,100, respectively.

EBITDA increased by $7.8 million for the three months ended September 30, 2017, compared with the same period in 2016 primarily due to the acquisition of Fleischmann’s Vinegar, as well as increased cattle margins.

Partnership Segment

Revenues generated by our partnership segment increased $0.2 million for the three months ended September 30, 2017 compared to the same period of 2016.  Revenues generated from the partnership’s storage and throughput agreement with Green Plains Trade increased $0.8 million primarily due to higher throughput volumes related to ethanol storage assets acquired in September 2016. Other revenue increased $0.3 million due to expansion of our truck fleet. These increases were partially offset by revenues generated from the partnership’s rail transportation services agreement with Green Plains Trade, which decreased $0.5 million due to lower average rates charged for railcar volumetric capacity provided, and revenues generated from the partnership’s terminal services agreements, which decreased $0.4 million due to lower throughput volumes at the Birmingham facility and other terminals. EBITDA increased $1.0 million for the three months ended September 30, 2017, compared with the same period in 2016 due to the increased storage and throughput revenues.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $9.7 million for the three months ended September 30, 2017, compared with the same period in 2016 due primarily to increased intersegment distillers grain revenues paid to the ethanol production segment and increased intersegment corn revenues paid to the agribusiness and energy services segment.

Corporate Activities

EBITDA decreased by $1.8 million for the three months ended September 30, 2017, compared with the same period in 2016 due to increases in selling, general and administrative expenses primarily driven by salaries, insurance, rent, utilities and property taxes as a result of the Fleischmann’s Vinegar and cattle feedlot acquisitions.

Income Taxes

The income tax benefit for the three months ended September 30, 2017 was $48.8 million compared to income tax expense of $5.1 million for the three months ended September 30, 2016. The change in income taxes for the three months ended September 30, 2017 was primarily due to the company’s recognition of tax benefits related to R&D Credits.

A study was conducted to determine whether certain activities the company performs qualify for the R&D credit allowed by the Internal Revenue Code Section 41. As a result of this study, the company concluded these activities do qualify for the credit and determined it was appropriate to claim the benefit of these credits for all open tax years. The company recognized these credits during the third quarter of 2017, along with an estimate of the credit for qualified activities year-to-date. The company will continue to evaluate eligibility for R&D credits on a regular basis.

Nine Months Ended September 30, 2017, compared with the Nine Months Ended September 30, 2016

Consolidated Results

Consolidated revenues increased $196.4 million for the nine months ended September 30, 2017, compared with the same period in 2016. Revenues were impacted by an increase in ethanol, corn oil, and cattle volumes sold. In addition, we acquired Fleischmann’s Vinegar during the fourth quarter of 2016 and cattle feedlots during the first and  second quarters of 2017. This was partially offset by a decrease in grain trading activity volumes and lower average realized prices for grain, distillers grains and cattle.

Operating income decreased $1.3 million for the nine months ended September 30, 2017, compared with the same period last year primarily due to a decrease in ethanol margins as well as a decrease in grain trading activity, partially offset by the acquisitions of Fleischmann’s Vinegar and the cattle feedlots. EBITDA increased $27.3 million for the nine months ended September 30, 2017, compared with the same period last year primarily due to the acquisitions of Fleischmann’s Vinegar and the cattle feedlots, partially offset by decreased ethanol margins as well as decreased grain trading activity. Interest expense increased $36.7 million for the nine months ended September 30, 2017, compared with the same period in 2016, primarily due to higher average debt outstanding and borrowing costs, $12.3 million in expense associated with the termination of previous credit facilities, and a $1.3 million charge related to the extinguishment of a portion of the 3.25% convertible notes. Income tax benefit was $60.9 million for the nine months ended September 30, 2017, compared with $4.3 million for the same period in 2016 primarily due to the company’s recognition of tax benefits related to the R&D Credits.

The following discussion provides greater detail about our segment performance for the first nine months of 2017.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Nine Months Ended September 30,
	2017	2016	% Variance

Ethanol produced
(thousands of gallons)	915,607	813,464	12.6%
Distillers grains produced
(thousands of equivalent dried tons)	2,421	2,170	11.6
Corn oil produced
(thousands of pounds)	216,482	196,530	10.2
Corn consumed
(thousands of bushels)	318,709	284,282	12.1

Revenues in our ethanol production segment increased $153.5 million for the nine months ended September 30, 2017, compared with the same period in 2016 primarily due to higher volumes of ethanol, distillers grains and corn oil produced, partially offset by lower average distillers grains prices realized. The increase in volumes produced was primarily due to the acquisition of the Madison, Mount Vernon and York ethanol plants.

Cost of goods sold for the ethanol production segment increased $153.0 million for the nine months ended September 30, 2017, compared with the same period last year due to higher production volumes associated with the acquisition of the Madison, Mount Vernon and York ethanol plants as well as decreased margins on ethanol production. EBITDA decreased $0.6 million for the nine months ended September 30, 2017, compared with the same period in 2016 due to decreased margins in ethanol production. Depreciation and amortization expense for the segment was $61.4 million for the nine months ended September 30, 2017, compared with $46.7 million for the same period last year.

Agribusiness and Energy Services Segment

Revenues in our agribusiness and energy services segment decreased $39.0 million and EBITDA decreased by $5.3 million for the nine months ended September 30, 2017, compared with the same period in 2016. The decrease in revenues was primarily due to a decrease in grain trading activity volumes, partially offset by higher average realized prices for distillers grain and increased intersegment distillers grain, marketing and corn revenues. EBITDA decreased primarily as a result of decreased trading activity. Depreciation expense increased by $0.9 million for the nine months ended September 30, 2017, primarily as a result of accelerated depreciation related to the disposition of fixed assets at our St. Edward, Nebraska location.

Food and Ingredients Segment

Revenues in our food and ingredients segment increased $98.6 million for the nine months ended September 30, 2017, compared with the same period in 2016. The increase in revenues was primarily due to the acquisitions of Fleischmann’s Vinegar and the cattle feedlots. The daily average company-owned cattle on feed for the nine months ended September 30, 2017 and 2016, was approximately 100,000 and 65,000 head, respectively, and the daily average third-party owned cattle on feed for the nine months ended September 30, 2017 and 2016, was approximately 59,000 and 1,400, respectively.

EBITDA increased by $29.3 million for the nine months ended September 30, 2017, compared with the same period in 2016 primarily due to the acquisition of Fleischmann’s Vinegar as well as increased cattle margins.

Partnership Segment

Revenues generated by our partnership segment increased $3.3 million for the nine months ended September 30, 2017 compared to the same period of 2016, due to higher storage and throughput volumes, partially offset by a decrease in the average rate charged for the railcar volumetric capacity related to the rail transportation services agreement with Green Plains Trade, as well as lower throughput volumes under the terminal services agreements. EBITDA increased $4.3 million for the nine months ended September 30, 2017, compared with the same period in 2016 due to the increased storage and throughput revenues, as well as a decrease in operations and maintenance expenses of $0.6 million during the nine months ended September 30, 2017 compared with the same period of 2016.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $19.9 million for the nine months ended September 30, 2017, compared with the same period in 2016 due to increased intersegment distillers grain and corn revenues paid to the ethanol production and agribusiness and energy services segments and the increase in storage and throughput fees paid to the partnership segment.

Corporate Activities

EBITDA decreased by $1.3 million for the nine months ended September 30, 2017, compared with the same period in 2016 due to increases in selling, general and administrative expenses primarily driven by salaries, insurance, rent, utilities and property taxes as a result of the Fleischmann’s Vinegar and cattle feedlot acquisitions.

Income Taxes

The income tax benefit for the nine months ended September 30, 2017 was $60.9 million compared to $4.3 million for the nine months ended September 30, 2016. The change in income taxes for the nine months ended September 30, 2017 was primarily due to the company’s recognition of tax benefits related to R&D Credits.

A study was conducted to determine whether certain activities the company performs qualify for the R&D credit allowed by the Internal Revenue Code Section 41. As a result of this study, the company concluded these activities do qualify for the credit and determined it was appropriate to claim the benefit of these credits for all open tax years. The company recognized these credits during the third quarter of 2017, along with an estimate of the credit for qualified activities year-to-date. The company will continue to evaluate eligibility for R&D credits on a regular basis.

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

On September 30, 2017, we had $261.6 million in cash and equivalents, excluding restricted cash, consisting of $201.3 million available to our parent company and the remainder held at our subsidiaries. We also had $297.0 million available under our revolving credit agreements, some of which were subject to restrictions or other lending conditions. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At September 30, 2017, our subsidiaries had approximately $124.5 million of net assets that were not available to us in the form of dividends, loans or advances due to restrictions contained in their credit facilities. As a result of the August 29, 2017 $500 million term loan agreement and related debt extinguishment at Green Plains Processing and Fleischmann’s Vinegar, we no longer consider certain subsidiaries to have restrictions on cash and asset distributions.

Net cash used by operating activities was $122.2 million for the nine months ended September 30, 2017, compared with net cash provided by operating activities of $63.2 million for the same period in 2016. Operating activities compared to the prior year were primarily affected by an increase in inventories and derivative financial instruments and decreases in deferred income taxes and accounts payable and accrued liabilities, partially offset by decreases in accounts receivable and increases in noncurrent assets and liabilities for the nine months ended September 30, 2017.  The changes in deferred income taxes and noncurrent asset and liabilities were driven by the R&D credits recognized during the third quarter of 2017. Net cash used by investing activities was $110.2 million for the nine months ended September 30, 2017, due primarily to acquisitions of the cattle feedlots, as well as capital expenditures at our existing ethanol plants and our vinegar operations. Net cash provided by financing activities was $189.8 million for the nine months ended September 30, 2017, compared with $248.8 million for the same period in 2016. Green Plains Trade, Green Plains Cattle and Green Plains Grain use revolving credit facilities to finance working capital requirements. We frequently draw from and repay these facilities which results in significant cash movements reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

We incurred capital expenditures of $37.7 million in the first nine months of 2017 for various maintenance and expansion projects. Capital spending for the remainder of 2017 is expected to be approximately $11.9 million for various projects, and investments in joint ventures are expected to be approximately $7.4 million, which are expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

Our business is highly sensitive to the price of commodities, particularly for corn, ethanol, distillers grains, corn oil, natural gas and cattle. We use derivative financial instruments to reduce the market risk associated with fluctuations in commodity prices. Sudden changes in commodity prices may require cash deposits with brokers for margin calls or significant liquidity with little advanced notice to meet margin calls, depending on our open derivative positions. On September 30, 2017, we had $52.5 million in deposits for broker margin requirements. We continuously monitor our exposure to margin calls and believe we will continue to maintain adequate liquidity to cover margin calls from our operating results and borrowings.

We have paid a quarterly cash dividend since August 2013 and anticipate declaring a cash dividend in future quarters on a regular basis. Future declarations of dividends, however, are subject to board approval and may be adjusted as our liquidity, business needs or market conditions change. On August 16, 2017, our board of directors declared a quarterly cash dividend of $0.12 per share. The dividend was paid on September 15, 2017, to shareholders of record at the close of business on August 28, 2017.

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement requires the partnership to distribute all available cash, as defined, to its partners, including us, within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. On October 19, 2017, the board of directors of the general partner of the partnership declared a cash distribution of $0.46 per unit on outstanding common and subordinated units. The distribution is payable on November 10, 2017, to unitholders of record at the close of business on November 3, 2017.

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We repurchased 335,849 shares of common stock for approximately $5.7 million under the program during the third quarter of 2017. To date, we have repurchased 850,839 shares of common stock for approximately $15.7 million under the program.

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

We were in compliance with our debt covenants at September 30, 2017. Based on our forecasts and the current margin environment, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.

Corporate Activities

On August 29, 2017, the company and substantially all of the company’s subsidiaries, but not including Green Plains Partners and certain other entities as guarantors, entered into a $500 million term loan agreement (the “Term Loan Agreement”) with BNP Paribas, as administrative agent and collateral agent (the “Term Loan Agent”) and certain other financial institutions, which matures on August 29, 2023, and may be prepaid at any time without premium or penalty other than customary breakage costs with respect to Eurodollar-based loans or certain other limited circumstances in which event a 1.0% prepayment premium would be due.

The Term Loan Agreement requires principal payments of $1.25 million on the last day of each quarter, beginning on December 31, 2017, with a final installment payable on August 29, 2023, equal to the unpaid principal and interest balances of the Term Loan Agreement. Beginning at the end of 2018, mandatory prepayments must be made on an annual basis at various percentages of excess cash flow depending on the total first lien leverage ratio as defined in the Term Loan Agreement. The Term Loan Agreement will bear interest at a variable rate per annum at the Company’s election, equal to (a) the applicable LIBOR rate, subject to a 1.00% floor, plus 5.50% or (b) a base rate equal to 4.50% plus the greater of (i) the Federal Funds Rate plus 0.50%, (ii) the Prime Rate, or (iii) one month LIBOR plus 1.00%.

The Term Loan Agreement is guaranteed by the Company and the Term Loan Obligors, and secured by substantially all of the assets of the Company and the Term Loan Obligors, including 17 ethanol production facilities with annual capacity of approximately 1.5 billion gallons, as well as the vinegar production facilities. The covenants of the Term Loan Agreement require the Company to maintain a maximum term debt to total term capitalization, each as defined in the Term Loan Agreement, at the end of each fiscal quarter of not more than 55.0% and a minimum interest coverage ratio, as defined, at the end of each fiscal quarter of not less than 1.25 to 1.0.

The Term Loan Agreement provides for customary events of default, which include (subject in certain cases to customary grace and cure periods), among others, the following: nonpayment of principal or interest; breach of covenants or other agreements in the Term Loan Agreement; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. If any event of default occurs, the remaining principal balance and accrued interest on the Term Loan Agreement will become immediately due and payable.

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

In September 2013, we issued $120.0 million of 3.25% convertible senior notes due in 2018, or 3.25% notes, which are senior, unsecured obligations with interest payable on April 1 and October 1 of each year. Prior to April 1, 2018, the 3.25% notes are not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment upon the occurrence of certain events, including when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted as of September 30, 2017 to 49.9981 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $20.00 per share. We may settle the 3.25% notes in cash, common stock or a combination of cash and common stock.

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

Ethanol Production Segment

We have small equipment financing loans, capital leases on equipment or facilities, and other forms of debt financing.

Agribusiness and Energy Services Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. The facility matures in July of 2019. This facility can be increased by up to $75.0 million with agent approval and up to $50.0 million for seasonal borrowings. Total commitments outstanding under the facility cannot exceed $250.0 million.  At September 30, 2017, the outstanding principal balance was $64.0 million on the facility and the interest rate was 6.25%.

Green Plains Trade has a $300.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. The facility matures in July of 2022. This facility can be increased by up to $70.0 million with agent approval. At September 30, 2017, the outstanding principal balance was $143.3 million on the facility and the interest rate was 3.52%.

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

Food and Ingredients Segment

Green Plains Cattle has a $300.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. The facility matures in April of 2020. This facility can be increase by up to $100.0 million with agent approval.  At September 30, 2017, the outstanding principal balance was $246.7 million on the facility and our interest rate was 3.83%.

On April 28, 2017, we amended the credit facility to fund the additional working capital requirements related to the acquisition of two cattle feedlots located in Leoti, Kansas and Yuma, Colorado. The amendment increased the maximum commitment from $100.0 million to $200.0 million until July 31, 2017, at which time it increased to $300.0 million. The maturity date was extended from October 31, 2017 to April 30, 2020.

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

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a $155.0 million secured revolving credit facility to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes as of September 30, 2017. The facility can be increased by up to $100.0 million without the consent of the lenders. The facility matures in July of

2020. At September 30, 2017, the outstanding principal balance was $129.0 million on the facility and an average interest rate was 3.74%.

On October 27, 2017, the partnership upsized its revolving credit facility by $40 million, from $155 million to $195 million, by accessing a portion of the $100 million incremental commitment in place on the facility. For more information related to our debt, see Note 8 – Debt to the consolidated financial statements in this report.

Contractual Obligations

Contractual obligations as of September 30, 2017, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term and short-term debt obligations (1)	$1,348,440	$464,250	$204,787	$12,012	$667,391
Interest and fees on debt obligations (2)	349,038	78,153	113,564	102,467	54,854
Operating lease obligations (3)	100,397	32,247	36,837	12,887	18,426
Other	9,042	2,722	1,403	2,398	2,519
Purchase obligations:
Forward grain purchase contracts (4)	212,750	199,622	9,961	2,000	1,167
Other commodity purchase contracts (5)	241,695	230,687	11,008	-	-
Other	490	331	159	-	-
Total contractual obligations	$2,261,852	$1,008,012	$377,719	$131,764	$744,357

(1)	Includes the current portion of long-term debt and excludes the effect of any debt discounts and issuance costs.
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

Interest Rate Risk

We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or LIBOR. A 10% increase in interest rates would affect our interest cost by approximately $6.7 million per year. At September 30, 2017, we had $1.3 billion in debt, $1.1 billion of which had variable interest rates.

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

To reduce the risk associated with fluctuations in the price of corn, natural gas, ethanol, distillers grains, corn oil and cattle, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade and the New York Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three and nine months ended September 30, 2017, revenues included net losses of $2.5 million and $7.6 million, respectively, and cost of goods sold included net gains of $3.0 million and $23.9 million, respectively, associated with derivative financial instruments.

Ethanol Production Segment

In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. To reduce commodity price risk caused by market fluctuations, we enter into exchange-traded futures and options contracts that serve as economic hedges.

Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on September 30, 2017, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price

Ethanol	1,470,000	Gallons	$118,305
Corn	524,000	Bushels	$121,574
Distillers grains	4,100	Tons (2)	$23,993
Corn Oil	340,000	Pounds	$6,487
Natural gas	41,700	MmBTU	$5,900

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position subject to market risk was approximately $0.4 million for grain based on market prices at September 30, 2017. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $26 thousand.

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position subject to market risk was approximately $3.5 million for cattle based on market prices at September 30, 2017. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $0.2 million.

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position subject to market risk was approximately $17.8 million for gain and other cattle feed based on market prices at September 30, 2017. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $1.1 million.

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

Under the supervision of and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

On July 5, 2017, the EPA proposed maintaining the RVOs for conventional ethanol at 15.0 billion gallons while lowering the volume obligations for advanced alternatives, reducing the overall biofuel target to 19.24 billion gallons for 2018. On September 26, 2017, the EPA issued a Notice of Data Availability for comment, proposing to further reduce the 2018 advanced biofuel volume requirement by 315 mmg, to 3.77 billion gallons, and the total renewable fuel requirement to 18.77 billion gallons, leaving conventional ethanol at 15.0 billion gallons. According to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total proposed RVOs are more than 20% below statutory levels, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. If 2019 RVOs are also more than 20% below statutory levels, the RVO reset will be triggered under RFS II and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022.

The U.S. Federal District Court for the D.C. Circuit ruled on July 28, 2017, in favor of the Americans for Clean Energy and its petitioners against the EPA related to its decision to lower the 2016 volume requirements. The Court concluded the EPA erred in how it interpreted the “inadequate domestic supply” waiver provision of RFS II, which authorizes the EPA to consider supply-side factors affecting the volume of renewable fuel available to refiners, blenders, and importers to meet the statutory volume requirements. The waiver provision does not allow the EPA to consider the volume of renewable fuel available to consumers or the demand-side constraints that affect the consumption of renewable fuel by consumers. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through its waiver authority, which the EPA is expected to address. We believe this decision will benefit the industry overall, with the EPA's waiver analysis now limited to supply considerations only, and expect the primary impact will be on the RINs market.

On October 19, 2017, EPA Administrator Pruitt issued letter to seven Senators from Midwestern States reiterating his commitment to the text and spirit of the RFS. He stated that the EPA will meet the November 30, 2017 deadline for issuing RVOs, that the EPA’s preliminary analysis suggests that final RVOs should be set at amounts at or greater than those provided on July 5, 2017, that EPA is actively exploring its authority to issue an RVP waiver and EPA will be pursuing action on RINs that involves ethanol exports.

On October 25, 2017, the Master Limited Partnership Parity Act was introduced in the Senate and House of Representatives (H.R. 4118), proposing to expand the definition of qualified sources of income to include clean energy resources, such as ethanol production, and infrastructure projects by publicly traded partnerships. Currently, qualifying income includes the transportation and storage of ethanol and certain specific alternative fuels.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations.

The following table lists the shares that were surrendered during the third quarter of 2017.

Period	Total Number of Shares Withheld for Employee Awards	Average Price Paid per Share
July 1 - July 31	-	$-
August 1 - August 30	1,565	17.07
September 1 - September 30	15,022	18.49
Total	16,587	$18.36

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

The following table lists the shares repurchased under the share repurchase program during the third quarter of 2017.

Period	Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Approximate Dollar Value of Shares that may yet be Repurchased under the Program (in thousands)
July 1 - July 31	-	$-	514,990	$89,993
August 1 - August 30	285,849	17.10	800,839	85,097
September 1 - September 30	50,000	16.70	850,839	84,260
Total	335,849	$17.04	850,839	$84,260

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Revolving Credit Facility Upsizing

On October 27, 2017, the partnership upsized its revolving credit facility by $40 million, from $155 million to $195 million, accessing a portion of the $100 million incremental commitment in place on the facility. The credit increase is in accordance with the Incremental Joinder Agreement, which is filed as Exhibit 10.8 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description of Exhibit
10.1

Fourth Amended and Restated Revolving Credit and Security Agreement dated July 28, 2017, among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association as Lender and Agent (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated July 31, 2017)

10.2(a)

Term Loan Agreement, dated as of August 29, 2017, among Green Plains Inc., BNP Paribas, as administrative agent and collateral agent and BNP Paribas Securities Corp., BMO Capital Markets Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book runners (Incorporated by reference to Exhibit 10.1(a) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.2(b)

Guaranty, dated as of August 29, 2017, in favor of BNP Paribas, as collateral agent and administrative agent, and the other lenders party to the Term Loan Agreement (Incorporated by reference to Exhibit 10.1(b) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.2(c)

Pledge Agreement, dated as of August 29, 2017, among Green Plains Inc., its subsidiaries and BNP Paribas, as collateral agent (Incorporated by reference to Exhibit 10.1(c) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.2(d)

Security Agreement, dated as of August 29, 2017, among Green Plains Inc., its subsidiaries and BNP Paribas, as collateral agent (Incorporated by reference to Exhibit 10.1(d) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.2(e)

Term Loan Intercreditor and Collateral Agency Agreement, dated as of August 29, 2017, among BNP Paribas, as Term Loan Collateral Agent, BNP Paribas, as Pari Passu Collateral Agent, Bank of the West and ING Capital LLC, as ABL-Cattle Agent, BNP Paribas, as ABL-Grain Agent, PNC Bank, National Association, as ABL-Trade Agent, and acknowledged by Green Plains Inc. and new grantors (Incorporated by reference to Exhibit 10.1(e) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.3(a)

Fourth Amendment to the Credit Agreement, dated as of August 29, 2017, among Green Plains Cattle Company LLC, Bank of the West and ING Capital LLC, as Joint Administrative Agents, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.2(a) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.3(b)

ABL Intercreditor Agreement, dated as of August 29, 2017, among Bank of the West and ING Capital LLC, as Joint ABL Collateral Agent, and BNP Paribas, as Term Loan Collateral Agent, and acknowledged by Green Plains Cattle Company LLC and the other ABL Grantors (Incorporated by reference to Exhibit 10.2(b) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.3(c)

Guaranty, dated as of August 29, 2017, in favor of Bank of the West and ING Capital LLC, as joint administrative agents (Incorporated by reference to Exhibit 10.2(c) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.4(a)

Eighth Amendment to Credit Agreement, dated as of August 29, 2017, among Green Plains Grain Company and BNP Paribas, as Administrative Agent, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.3(a) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.4(b)

ABL Intercreditor Agreement, dated as of August 29, 2017, among BNP Paribas, as ABL Collateral Agent, and BNP Paribas, as Term Loan Collateral Agent, and acknowledged by Green Plains Grain Company LLC and the other ABL Grantors (Incorporated by reference to Exhibit 10.3(b) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.4(c)	Guaranty, dated as of August 29, 2017, in favor of BNP Paribas, as administrative agent (Incorporated by reference to Exhibit 10.3(c) to the company’s Current Report on Form 8-K dated August 29, 2017)
10.5(a)

First Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of August 29, 2017, among Green Plains Trade Group LLC and PNC Bank, National Association, as agent, and the lenders party to the Credit and Security Agreement (Incorporated by reference to Exhibit 10.4(a) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.5(b)

ABL Intercreditor Agreement, dated as of August 29, 2017, among PNC Bank, National Association, as ABL Collateral Agent, and BNP Paribas, as Term Loan Collateral Agent, and acknowledged by Green Plains Trade Group LLC and the other ABL Grantors (Incorporated by reference to Exhibit 10.4(b) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.5(c)

Guaranty, dated as of August 29, 2017, in favor of PNC Bank, National Association, as agent (Incorporated by reference to Exhibit 10.4(c) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.6	Employment Agreement with John Neppl (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated September 5, 2017)

10.7	First Amendment to Term Loan Agreement, dated October 16, 2017, among Green Plains, Inc. and BNP Paribas, as administrative agent and collateral agent
10.8	Incremental Joinder Agreement, dated October 27, 2017, among Green Plains Operating Company LLC and Bank of America, as Administrative
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN PLAINS INC.
(Registrant)

Date: November 2, 2017	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2017	By:	/s/ John W. Neppl
John W. Neppl
Chief Financial Officer
(Principal Financial Officer)