Form 10-K
period 2017-12-31
Green Plains Inc.
filed 2018-02-14
CIK 1309402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the company’s voting common stock held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the second quarter), based on the last sale price of the common stock on that date of $20.55, was approximately $802.4 million. For purposes of this calculation, executive officers and directors are deemed to be affiliates of the registrant.

As of February 7, 2018, there were 41,053,898 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference in Part III herein. The company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the period covered by this report on Form 10-K.

Commonly Used Defined Terms

Green Plains Inc. and Subsidiaries:

Green Plains; the company	Green Plains Inc. and its subsidiaries
BioProcess Algae	BioProcess Algae LLC
Fleischmann’s Vinegar	Fleischmann’s Vinegar Company, Inc.
Green Plains Cattle	Green Plains Cattle Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
Green Plains Processing	Green Plains Processing LLC and its subsidiaries
Green Plains Trade	Green Plains Trade Group LLC
SCI Ingredients	SCI Ingredients Holdings, Inc.

Accounting Defined Terms:

the Act	Tax Cuts and Jobs Act of 2017
ASC	Accounting Standards Codification
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial public offering of Green Plains Partners LP
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Nasdaq	The Nasdaq Global Market
R&D Credits	Research and development tax credits
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended

Industry Defined Terms:

Bgy	Billion gallons per year
BTU	British Thermal Units
CAFE	Corporate Average Fuel Economy
CARB	California Air Resources Board
CFTC	Commodity Futures Trading Commission
DOT	U.S. Department of Transportation
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EIA	U.S. Energy Information Administration
EISA	Energy Independence and Security Act of 2007, as amended
EPA	U.S. Environmental Protection Agency
EU	European Union
FDA	U.S. Food and Drug Administration
FSMA	Food Safety Modernization Act of 2011
ILUC	Indirect land usage charge
LCFS	Low Carbon Fuel Standard
MMBTU	Million British Thermal Units
Mmg	Million gallons
Mmgy	Million gallons per year
MTBE	Methyl tertiary-butyl ether
NAFTA	North American Free Trade Agreement
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
SQF	Global Food and Safety Initiative program
TTB	Alcohol and Tobacco Tax and Trade Bureau
U.S.	United States
USDA	U.S. Department of Agriculture

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

Factors that could cause actual results to differ from those expressed or implied are discussed in this report under “Risk Factors” or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to a number of economic conditions, including: competition in the ethanol industry and other industries in which we operate; commodity market risks, including those that may result from weather conditions; financial market risks; counterparty risks; risks associated with changes to government policy or regulation, including changes to tax laws; risks related to acquisitions and achieving anticipated results; risks associated with merchant trading, cattle feeding operations, vinegar production and other factors detailed in reports filed with the SEC. Additional risks related to Green Plains Partners LP include compliance with commercial contractual obligations, potential tax consequences related to our investment in the partnership and risks disclosed in the partnership’s SEC filings associated with the operation of the partnership as a separate, publicly traded entity.

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

PART I

Item 1.  Business.

References to “we,” “us,” “our,” “Green Plains,” or the “company” refer to Green Plains Inc. and its subsidiaries.

Overview

Green Plains is an Iowa corporation, founded in June 2004 as an ethanol producer. We have grown through acquisitions of operationally efficient ethanol production facilities and adjacent commodity processing businesses. We are focused on generating stable operating margins through our diversified business segments and risk management strategy. We own and operate assets throughout the ethanol value chain: upstream, with grain handling and storage; through our ethanol production facilities; and downstream, with marketing and distribution services to mitigate commodity price volatility, which differentiates us from companies focused only on ethanol production. Our other businesses, including our partnership, cattle feeding operations and vinegar production, leverage our supply chain, production platform and expertise.

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

We group our business activities into the following four operating segments to manage performance:

•

Ethanol Production.  Our ethanol production segment includes the production of ethanol, distillers grains and corn oil at 17 ethanol plants in Illinois, Indiana, Iowa, Michigan, Minnesota, Nebraska, Tennessee, Texas and Virginia. At capacity, our facilities are capable of processing approximately 518 million bushels of corn per year and producing approximately 1.5 billion gallons of ethanol, 4.1 million tons of distillers grains and 359 million pounds of industrial grade corn oil, making us the second largest consolidated owner of ethanol plants in North America.

•

Agribusiness and Energy Services.  Our agribusiness and energy services segment includes grain procurement, with approximately 59.6 million bushels of grain storage capacity, and our commodity marketing business, which markets, sells and distributes ethanol, distillers grains and corn oil produced at our ethanol plants. We also market ethanol for a third-party producer as well as buy and sell ethanol, distillers grains, corn oil, crude oil, grain, natural gas and other commodities in various markets.

•

Food and Ingredients.  Our food and ingredients segment includes four cattle feeding operations with the capacity to support approximately 258,000 head of cattle and grain storage capacity of approximately 9.6 million bushels, Fleischmann’s Vinegar, one of the world’s largest producers of food-grade industrial vinegar, and our food-grade corn oil operations.

•

Partnership.  Our master limited partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership’s assets include 39 ethanol storage facilities, eight fuel terminal facilities and approximately 3,500 leased railcars.

Risk Management and Hedging Activities

Our profitability is highly dependent on commodity prices, particularly for ethanol, distillers grains, corn oil, corn, natural gas and cattle. Since market price fluctuations among these commodities are not always correlated, ethanol production or our cattle feeding operations may be unprofitable at times. We use a variety of risk management tools and hedging strategies to monitor real-time operating price risk exposure at each of our operations to obtain favorable margins, when available, or temporarily reduce production levels during periods of compressed margins. Our multiple businesses and revenue streams also help to diversify our operations and improve profitability.

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

Hedging arrangements expose us to risk of financial loss when the counterparty defaults on its contract or, in the case of exchange-traded contracts, when the expected differential between the price of the underlying commodity and physical commodity changes. Hedging activities can result in losses when a position is purchased in a declining market or sold in a rising market. Hedging losses may be offset by a decreased cash price for corn, natural gas and feeder cattle and an increased cash price for ethanol, distillers grains, corn oil and live cattle. Depending on the circumstance, we vary the amount of hedging or other risk mitigation strategies we undertake and sometimes choose not to engage in hedging transactions at all.

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

Acquisition and Integration Capabilities.  We have a history of acquiring assets that create synergies and diversifying risks. Our balance sheet allows us to be opportunistic in that process. Since inception, we built or acquired 17 ethanol plants and installed corn oil extraction technology at each of our ethanol plants to generate incremental returns. In addition, we purchased or built a grain handling and storage business, cattle feeding operations, a vinegar production business, and terminal and distribution facilities. Successful integration of these operations has enhanced our overall returns.

Operational Excellence.  Our facilities are staffed with experienced industry personnel who share operational knowledge and expertise. We focus on making incremental operational improvements to enhance performance using real-time production data and systems to monitor our operations and optimize performance. Our operational expertise provides us a cost advantage over most of our competitors and helps us improve the operating margins of acquired facilities.

Vertical Integration.  Our vertically integrated platform reduces commodity and operational risk and increases pricing visibility in key markets. Combined, our ethanol production, agribusiness and energy services, food and ingredients, and partnership segments provide efficiencies, which extend both within and outside the ethanol value chain.

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

Business Strategy

We believe ethanol could become an increasingly larger portion of the global fuel supply driven by heightened environmental concerns and energy independence goals, supported by government policies and regulations. In the 1990’s, federal law required the use of oxygenates in reformulated gasoline to reduce vehicle emissions in cities with unhealthy levels of air pollution. Today, ethanol is the primary oxygenate used by the U.S. refining industry to meet various federal and state air emission standards. The high octane value of ethanol has also made it the primary additive used by refiners to increase octane value, which improves engine performance. Accordingly, ethanol has become a valuable blend component that comprises approximately 10% of the domestic gasoline supply with the potential to grow with higher blends and increased gasoline demand. Ethanol usage is further supported by federal government mandates under RFS, which assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total fuel sales. Advances in domestic corn yields have helped the U.S. ethanol industry become the lowest-cost producer of ethanol, surpassing Brazil, creating demand for U.S. ethanol worldwide.

In light of the ethanol industry’s environment, we are focused on maintaining a low-cost ethanol production platform and driving costs out of the value chain through disintermediation. Owning grain storage at or near our ethanol plants allows us to develop relationships with local producers and originate corn more effectively at a lower average cost. We purchase approximately two-thirds of our corn volume directly from farmers and have 42 production days of storage capacity at or near our ethanol plants. We use our performance data to develop strategies that can be applied across our platform and embrace technological advances to improve operational efficiencies and yields, such as Selective Milling Technology™ and Enogen® corn enzyme technology, to lower our processing cost per gallon and increase production volumes.

We believe there is untapped value across our businesses and we intend to further develop and strengthen our business by pursuing the following growth strategies:

Grow Organically: We seek to identify expansion projects that maximize our production capabilities and lower existing costs at our production facilities.  We also seek to leverage our core competencies in adjacent businesses such as cattle feedlots, high protein animal feed, food ingredients and other commodity processing operations that maximize our operational and risk management expertise.

Acquire Strategic Assets: We intend to invest in downstream distribution services that take advantage of our master limited partnership structure, leverage our core competencies in adjacent markets or generate attractive margins or predictable revenue streams. We are disciplined throughout the business development process to ensure our investments generate favorable returns and are firmly committed to maintaining safe, reliable and environmentally compliant operations.

Recent Developments

The following is a summary of our significant developments during 2017. Additional information about these items can be found elsewhere in this report or in previous reports filed with the SEC.

On March 10, 2017, we acquired the assets of a cattle-feeding operation located approximately 20 miles from our Hereford, Texas ethanol facility. The operation has the capacity to support 30,000 head of cattle and is included in our food and ingredients segment.

On April 28, 2017, Green Plains Cattle amended its senior secured asset-based revolving credit facility to finance the expanded working capital requirements for its cattle feeding operations. The amendment increased the maximum commitment from $100.0 million to $200.0 million until July 31, 2017, when it was increased again to $300.0 million. The maturity date was extended from October 31, 2017 to April 30, 2020.

On May 16, 2017, we completed the acquisition of two cattle-feeding operations from Cargill Cattle Feeders, LLC for $37.2 million, excluding working capital adjustments. The transaction included the feed yards located in Leoti, Kansas and Eckley, Colorado and added combined feedlot capacity of 155,000 head of cattle to our operations. The transaction was financed using cash on hand. As part of the transaction, we entered into a long-term cattle supply agreement with Cargill Meat Solutions Corporation. Under the cattle supply agreement, all cattle placed in the Leoti, Kansas, Eckley, Colorado and Kismet, Kansas feedlots will be sold exclusively to Cargill Meat Solutions under an agreed upon production and pricing arrangement.

During the second quarter of 2017, we entered into several privately negotiated agreements with holders, on behalf of certain beneficial owners, of our 3.25% notes. Under these agreements, 2,783,725 shares of our common stock and approximately $8.5 million in cash plus accrued but unpaid interest on the 3.25% notes, were exchanged for approximately $56.3 million in aggregate principal amount of the 3.25% notes. Following the closing of the agreement, $63.7 million aggregate principal amount of the 3.25% notes remains outstanding. We recorded a charge to interest expense in the consolidated financial statements for the loss on debt extinguishment of approximately $1.3 million during the three months ended June 30, 2017.

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

On August 29, 2017, the company entered into a $500.0 million term loan agreement which matures on August 29, 2023, to refinance approximately $405.0 million of total debt outstanding issued by Green Plains Processing and Fleischmann’s Vinegar, pay associated fees and expenses and for general corporate purposes. The term loan is guaranteed by the company and substantially all of its subsidiaries, but not Green Plains Partners and certain other entities, and secured by substantially all of the assets of the company, including 17 ethanol production facilities, vinegar production facilities and a second priority lien on the assets secured under the revolving credit facilities at Green Plains Trade, Green Plains Cattle and Green Plains Grain.

On September 11, 2017, John Neppl joined the company as chief financial officer of Green Plains and Green Plains Partners, replacing Jerry Peters, who retired. Mr. Peters continues as a member of the board of directors of Green Plains Holdings LLC, the general partner of Green Plains Partners. Mr. Neppl most recently served as chief financial officer of The Gavilon Group, LLC and brings extensive experience in commodity processing and trading businesses.

On October 27, 2017, the partnership upsized its revolving credit facility by $40.0 million, from $155.0 million to $195.0 million, accessing a portion of the $100.0 million accordion in place on the facility.

On November 16, 2017, Green Plains Cattle entered into an amendment of its senior secured asset-based revolving credit facility with a group of lenders led by Bank of the West and ING Capital LLC. This amendment increased the revolving commitment under the credit facility by $125.0 million, from $300.0 million to $425.0 million, with an additional $75.0 million available accordion feature.  Additionally, the amendment increased the swing-line sublimit from $15.0 million to $20.0 million.

During the fourth quarter of 2017, commercial development of the JGP Energy Partners intermodal export and import fuels terminal in Beaumont, Texas was completed, with storage capacity of 550 thousand barrels to support various export and domestic grades of ethanol. On December 4, 2017, the first ethanol shipment departed from the terminal. The company formed the 50/50 joint venture to construct the terminal in June 2016 with Jefferson Ethanol Holdings LLC, a subsidiary of Fortress Transportation and Infrastructure Investors LLC. Per the omnibus agreement between Green Plains and the partnership, Green Plains will offer its interest in the joint venture to the partnership no later than six months after the completion of construction.

During the year, the company repurchased 394,677 shares of common stock for $6.7 million.

Operating Segments

Ethanol Production Segment

Industry Overview.  Ethanol, also known as ethyl alcohol or grain alcohol, is a colorless liquid produced by fermenting carbohydrates found in a number of different types of grains, such as corn, wheat and sorghum, and other cellulosic matter found in plants. Most of the ethanol produced in the United States is made from corn because it contains large quantities of carbohydrates that convert into glucose more easily than most other kinds of biomass, which can be handled efficiently and is in greater supply than other grains. According to the USDA, on average, one bushel, or 56 pounds, of corn, produces approximately 2.7 gallons of ethanol, 17.5 pounds of distillers grains and 0.7 pounds of corn oil. Outside of the United States, sugarcane is the primary feedstock used to produce ethanol.

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

Ethanol Plants.  We operate 17 dry mill ethanol production plants, located in nine states, that produce ethanol, distillers grains and corn oil:

Plant	Initial Operation or Acquisition Date	Technology	Plant Production Capacity (mmgy)
Atkinson, Nebraska	June 2013	Delta-T	55
Bluffton, Indiana (1)	Sept. 2008	ICM	120
Central City, Nebraska	July 2009	ICM	116
Fairmont, Minnesota	Nov. 2013	Delta-T	119
Hereford, Texas	Nov. 2015	ICM/Lurgi	100
Hopewell, Virginia	Oct. 2015	Katzen	60
Lakota, Iowa	Oct. 2010	ICM/Lurgi	124
Madison, Illinois	Sept. 2016	Vogelbusch	90
Mount Vernon, Indiana	Sept. 2016	Vogelbusch	90
Obion, Tennessee (1)	Nov. 2008	ICM	120
Ord, Nebraska	July 2009	ICM	65
Otter Tail, Minnesota	Mar. 2011	Delta-T	55
Riga, Michigan	Oct. 2010	Delta-T	60
Shenandoah, Iowa (1)	Aug. 2007	ICM	82
Superior, Iowa (1)	July 2008	Delta-T	60
Wood River, Nebraska	Nov. 2013	Delta-T	121
York, Nebraska	Sept. 2016	Vogelbusch	50
Total			1,487

(1)	We constructed these four plants; all other ethanol plants were acquired.

Our business is directly affected by the supply and demand for ethanol and other fuels in the markets served by our assets. Miles driven typically increases during the spring and summer months related to vacation travel, followed closely behind the fall season due to holiday travel.

The majority of our plants are equipped with industry-leading ICM or Delta-T ethanol processing technology. Our years of experience building, acquiring and operating these technologies provides us with a deep understanding of how to effectively and efficiently manage both platforms for maximum performance.

Corn Feedstock and Ethanol Production.  Our plants use corn as feedstock in a dry mill ethanol production process. Each of our plants requires approximately 17 million to 43 million bushels of corn annually, depending on its production capacity. The price and availability of corn are subject to significant fluctuations driven by a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs, freight costs and global demand. Ethanol producers are generally unable to pass increased corn costs to customers since ethanol competes with other fuels.

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

Corn is received at the plant by truck or rail then weighed and unloaded into a receiving building. Grain storage facilities are used to inventory grain that is passed through a scalper to remove rocks and debris prior to processing. The corn is then transported to a hammer mill where it is ground into coarse flour and conveyed into a slurry tank for enzymatic processing. Water, heat and enzymes are added to convert the complex starch molecules into simpler carbohydrates. The slurry is heated to reduce the potential of microbial contamination and pumped into a liquefaction tank where additional enzymes are added. Next, the grain slurry is pumped into fermenters, where yeast, enzymes, and nutrients are added and the fermentation process is started. A beer column, within the distillation system, separates the alcohol from the spent grain mash. The alcohol is dehydrated to 200-proof alcohol and either pumped into a holding tank and blended with approximately 2% denaturant as it is pumped into finished product storage tanks, or marketed as undenatured ethanol.

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

Agribusiness and Energy Services Segment

Our agribusiness and energy services segment includes four grain elevators in four states with combined grain storage capacity of approximately 10.1 million bushels, and grain storage at our ethanol plants of approximately 49.5 million bushels, detailed in the following table:

Facility Location	On-Site Grain Storage Capacity (thousands of bushels)
Grain Elevators
Archer, Nebraska	1,246
Essex, Iowa	3,841
Hopkins, Missouri	2,713
Kismet, Kansas	2,328
Ethanol Plants
Atkinson, Nebraska	5,109
Bluffton, Indiana	4,789
Central City, Nebraska	1,400
Fairmont, Minnesota	1,611
Hereford, Texas	4,913
Hopewell, Virginia	1,043
Lakota, Iowa	5,402
Madison, Illinois	1,015
Mount Vernon, Indiana	1,034
Obion, Tennessee	8,168
Ord, Nebraska	2,321
Otter Tail, Minnesota	2,772
Riga, Michigan	2,432
Shenandoah, Iowa	886
Superior, Iowa	2,955
Wood River, Nebraska	3,293
York, Nebraska	347
Total	59,618

We buy bulk grain, primarily corn and soybeans, from area producers, and provide grain drying and storage services to those producers. At certain locations, the grain is used as feedstock for our ethanol plants or sold to grain processing companies and area livestock producers. Bulk grain commodities are traded on commodity exchanges. Inventory values are affected by changes in these markets and spreads. To mitigate risks related to market fluctuations from purchase and sale commitments of grain, as well as grain held in inventory, we enter into exchange-traded futures and options contracts that function as economic hedges at times.

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

Also through Green Plains Trade, we market wet and modified wet distillers grains to local markets and dried distillers grains to local, national and international markets. The bulk of our demand is delivered to geographic regions that do not have significant local corn or distillers grains production.

Our markets can be further segmented by geographic region and livestock industry. Most of our wet and modified wet distillers grains are sold to midwestern feedlot markets. A substantial amount of dried distillers grains are shipped by barge, containers and rail to regional and national markets, as well as international markets. Our dried distillers grains are shipped to feedlots and poultry markets, as well as Texas and West Coast rail markets. Some of our distillers grains are shipped by truck to dairy, beef, and poultry operations in the eastern United States. We also ship by railcar to eastern and southeastern feed mills, poultry and dairy operations, and domestic trade companies. We sell dried distillers grains directly to international markets and indirectly to exporters for shipment. In 2017, we exported approximately 9% of our distillers grains production, with the largest export markets for distillers grains being Vietnam and Thailand. Access to diversified markets allows us to sell product to customers offering the highest net price.

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

Through Green Plains Trade, we provide marketing services of natural gas to our ethanol plants and to other third parties including the procurement of both the pipeline capacity and natural gas. We also enhance the value by aggregating volumes at various storage facilities which can be sold to either the plants or various intermediary markets and end markets.

Our railcar fleet for the agribusiness and energy services segment consists of approximately 920 leased hopper cars to transport distillers grains and approximately 100 leased tank cars to transport corn oil and crude oil. The initial terms of the lease contracts are for periods up to ten years.

Food and Ingredients Segment

Cattle feeding operations.  Our cattle feeding operations have the capacity to support approximately 258,000 head of cattle and 9.6 million bushels of grain storage capacity.

Facility Location	Initial Operation or Acquisition Date	On-Site Cattle Capacity (thousands of cattle)	On-Site Grain Storage Capacity (thousands of bushels)
Kismet, Kansas	June 2014	73	2,193
Hereford, Texas	March 2017	30	-
Leoti, Kansas	May 2017	106	4,345
Eckley, Colorado	May 2017	49	3,070

We purchase feeder cattle from producers, order buyers and livestock auctions, the majority of which are from Kansas, Missouri, Oklahoma and Texas. Generally, our feeder cattle are purchased at weights between 650 and 950 pounds. We typically feed the feeder cattle for approximately 160 days prior to selling to large beef processors at prices determined by the market, adjusted for quality.  Bulk cattle commodities are traded on commodity exchanges. Inventory values are affected by changes in these markets and the spreads between feeder and live cattle futures. To mitigate risks related to market fluctuations from purchase and sale commitments of cattle and cattle held in inventory, we enter into exchange-traded futures and options contracts that function as economic hedges at times.

Vinegar operations. Fleischmann’s Vinegar is a liquid, natural specialty ingredients company serving a range of markets and end-use applications, including food and beverage flavoring ingredients, meat preservatives, antimicrobials, bio-herbicides, and cleaning products across the food, beverage, agricultural, industrial and consumer markets. Vinegar is sold primarily to major food industry participants, including leading branded food companies, private label food manufacturers and companies serving the foodservice channel. Our products appeal to both food and non-food end market applications and are comprised of white distilled vinegar and numerous specialty vinegars, including balsamic, red wine, white wine, cider and other varietals for retail and industrial uses. We have a dedicated research and development team, with extensive experience in food science and agriculture, that can develop innovative products and technology to meet the needs of customers for various specialized end-markets.

Our vinegar operations include seven production facilities, which are located in Alabama, California, Illinois, Maryland, Missouri and New York, and three distribution warehouses, which are located in California, Oregon and Texas. All of our production facilities use food-grade ethanol as the primary production input.

Food-grade corn oil production.  Our food-grade corn oil operations focus on shipping corn oil from facilities across the Midwest by rail or barge to terminal facilities located in the southern United States. Once the corn oil arrives at the terminal facility, it is unloaded and consolidated into set volumes and prepared for shipment by vessel. The corn oil is then shipped to independent refiners outside the United States for refining into a refined, bleached, dewaxed and deodorized food-grade product. This finished product is then shipped by vessel or container to our various customers. In addition, we also execute trade volumes of corn oil and soybean oil in both domestic and international markets.

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

The partnership’s railcar fleet consists of approximately 3,500 leased tank cars for the transportation of ethanol. The initial terms of the lease contracts are for periods up to ten years.

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

For more information about our segments, refer to Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

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

In 2017, the top five producers operated 89 plants and accounted for approximately 44% of the domestic production capacity with production capacities ranging from 800 mmgy to 1,700 mmgy. Approximately half of the 212 plants in the United States are standalone facilities and accounted for approximately 34% of domestic production capacity.

Demand for corn from ethanol plants and other corn consumers exists in all areas and regions in which we operate. According to the Renewable Fuels Association, there were 133 operational plants in the states where we have production facilities, including Illinois, Indiana, Iowa, Michigan, Minnesota, Nebraska, Tennessee, Texas and Virginia, as of January 23, 2018.  The largest concentration of operational plants is located in Illinois, Iowa and Nebraska, where 51% of all operational production capacity is located.

Foreign Ethanol Competitors

We also compete globally with production from other countries. Brazil is the second largest ethanol producer in the world after the United States. Brazil produces ethanol made from sugarcane, which may be less expensive to produce than ethanol made from corn depending on feedstock prices. Under RFS II, certain parties are obligated to meet an advanced biofuel standard. In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for obligated parties to meet this standard. Any significant additional ethanol production capacity could create excess supply in world markets, resulting in lower ethanol prices throughout the world, including the United States.

Other Competition

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. Ethanol production technologies also continue to evolve. We expect changes to occur primarily in the area of cellulosic ethanol, which is made from biomass such as switch grass or fast-growing poplar trees. Since all of our plants are designed as single-feedstock facilities, adapting our plants for a different feedstock or process system would require additional capital investments and retooling which could be cost prohibitive.

In addition, we compete with other cattle feeding operations and vinegar producers in competitive markets.  Through our acquisition of Fleischmann’s Vinegar in 2016, we now operate one of the world’s largest manufacturers and marketers of food-grade industrial vinegar.  Additionally, following the acquisitions of the Hereford, Texas; Leoti, Kansas and Eckley, Colorado cattle-feeding operations, we now operate one of the largest cattle-feeding operations in the United States.

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

RFS II has been a driving factor in the growth of ethanol usage in the United States. When RFS II was established in October 2010, the required volume of renewable fuel to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply (ethanol production) and demand (usage of ethanol blends in older vehicles). On November 30, 2017, the EPA announced the final 2018 renewable volume obligations for conventional ethanol, which met the 15.0-billion-gallon congressional target.

According to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. While conventional ethanol maintained 15 billion gallons, 2018 is the first year the total proposed RVOs are more than 20% below statutory volumes levels.  Thus, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The reset will be triggered if the 2019 RVOs continue to be more than 20% below the statutory levels, and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022.

Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. In November 2017, the EPA denied a petition to change the point of obligation under RFS II to the parties that own the gasoline before it is sold.

For further discussion see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Environmental and Other Regulation

Our ethanol production, agribusiness and energy services, and food and ingredients segment activities are subject to environmental and other regulations. We obtain environmental permits to operate our plants and other facilities.

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

For further discussion see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Employees

On December 31, 2017, we had 1,427 full-time, part-time, temporary and seasonal employees, including 198 employees at our corporate office in Omaha, Nebraska.

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

Our operating results are highly sensitive to commodity prices, including the spread between the corn, natural gas, cattle and ethanol we purchase, and the ethanol, distillers grains, corn oil and vinegar we sell. Price and supply are subject to various market forces, such as weather, domestic and global demand, shortages, export prices, crude oil prices, currency valuations and government policies in the United States and around the world, over which we have no control. Price volatility of these commodities may cause our operating results to fluctuate substantially. Increases in corn or natural gas prices or decreases in ethanol, distillers grains and corn oil prices may make it unprofitable to operate our ethanol plants. No assurance can be given that we will purchase corn and natural gas or sell ethanol, distillers grains, corn oil and cattle at or near current prices. Consequently, our results of operations and financial position may be adversely affected by increases in corn or natural gas prices or decreases in ethanol, distillers grains, corn oil and cattle prices.

We continuously monitor the profitability of our ethanol plants and cattle feeding operations using a variety of risk management tools and hedging strategies, when appropriate. In recent years, the spread between ethanol and corn prices has fluctuated widely and narrowed significantly. Fluctuations are likely to continue. A sustained narrow spread or further reduction in the spread between ethanol and corn prices as a result of increased corn prices or decreased ethanol prices, would adversely affect our results of operations and financial position. Should our combined revenue from ethanol, distillers grains and corn oil fall below our cost of production, we could decide to slow or suspend production at some or all of our ethanol plants.

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

Natural Gas.  The price and availability of natural gas are subject to volatile market conditions. These market conditions are often affected by factors beyond our control, such as weather, drilling economics, overall economic conditions and government regulations. Significant disruptions in natural gas supply could impair our ability to produce ethanol. Furthermore, increases in natural gas price or changes in our cost relative to our competitors cannot be passed on to our customers which may adversely affect our results of operations and financial position.

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

Distillers Grains.  Increased U.S. dry mill ethanol production has resulted in increased distillers grains production. Should this trend continue, distillers grains prices could fall unless demand increases or other market sources are found. The price of distillers grains has historically been correlated with the price of corn. Occasionally, the price of distillers grains will lag behind fluctuations in corn or other feedstock prices, lowering our cost recovery percentage.  Additionally, exports of distiller grains could be impacted by the enactment of foreign policy.

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

Cattle. The price and availability of feeder cattle are subject to volatile market conditions. These market conditions are often affected by factors beyond our control, such as weather, overall economic conditions and government regulations. Significant disruptions in feeder cattle supply could impair our ability to produce consistent results. Furthermore, increases in spreads between feeder and live cattle futures or changes in our cost relative to our competitors may adversely affect our results of operations and financial position. In addition, a significant disruption in cattle processing capacity could impair our ability to market cattle at favorable prices which would affect our profitability.

Our risk management strategies could be ineffective and expose us to decreased liquidity.

As market conditions warrant, we use forward contracts to sell some of our ethanol, distillers grains, corn oil, cattle and vinegar production or buy some of the corn, natural gas, cattle or ethanol we need to partially offset commodity price volatility. We also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas, cattle and ethanol. The financial impact of these activities depends on the price of the commodities involved and our ability to physically receive or deliver the commodities.

Hedging arrangements expose us to risk of financial loss when the counterparty defaults on its contract or, in the case of exchange-traded contracts, when the expected differential between the price of the underlying and physical commodity changes. Hedging activities can result in losses when a position is purchased in a declining market or sold in a rising market. Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol, distillers grains and corn oil. We vary the amount of hedging and other risk mitigation strategies we undertake and sometimes choose not to engage in hedging transactions at all. We cannot provide assurance that our risk management strategies and decisions effectively offset commodity price volatility. If we fail to offset such volatility, our results of operations and financial position may be adversely affected.

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

Government mandates affecting ethanol could change and impact the ethanol market.

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

On July 5, 2017, the EPA proposed maintaining the RVOs for conventional ethanol at 15.0 billion gallons while lowering the volume obligations for advanced alternatives, reducing the overall biofuel target to 19.24 billion gallons for 2018. On September 26, 2017, the EPA issued a Notice of Data Availability for comment, proposing to further reduce the 2018 advanced biofuel volume requirement by 315 mmg, to 3.77 billion gallons, and the total renewable fuel requirement to 18.77 billion gallons, leaving conventional ethanol at 15.0 billion gallons. According to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. While conventional ethanol maintained 15 billion gallons, 2018 is the first year the total proposed RVOs are more than 20% below statutory volumes levels.  Thus, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The reset will be triggered if the 2019 RVOs continue to be more than 20% below the statutory levels, and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022.

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

On October 19, 2017, the EPA Administrator reiterated his commitment to the text and spirit of the RFS II. In a letter to seven Senators from the Midwestern states, among other topics, he stated the EPA is actively exploring its authority to issue an RVP waiver and will not be pursuing action on RINs involving ethanol exports. Moreover, on November 22, 2017, the EPA issued a Notice of Denial of Petitions for rulemaking to change the RFS point of obligation which resulted in the EPA confirming the point of obligation will not change.

Valero Energy and refining trade group American Fuel and Petrochemical Manufacturers (AFPM) have challenged the EPA’s handling of the U.S. biofuel mandate in separate actions on January 26, 2018. AFPM is asking the D.C. U.S. Court of Appeals to review the EPA’s November 2017 decision to reject proposed changes to the structure of the RFS, including moving the point of obligation from refiners and importers of fuel to fuel blenders. Valero filed two petitions with the same court, one seeking review of the annual Renewable Volume Obligation (RVO) rule set by EPA’s for 2018 and 2019, which dictates the volumes of renewable fuels to be blended in the coming years, and a second arguing against the EPA’s December 2017 assertion that the agency has fulfilled its duty to periodically review the RFS as directed by statute.

Future demand may be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS II mandate. A significant increase in supply beyond the RFS II mandate could have an adverse impact on ethanol prices. Moreover, any changes to RFS II originating from issues associated with the market price of RINs could negatively impact the demand for ethanol, discretionary blending of ethanol and/or the price of ethanol.

Flexible-fuel vehicles, which are designed to run on a mixture of fuels such as E85, receive preferential treatment to meet corporate average fuel economy standards in the form of CAFE credits. Flexible-fuel vehicle credits have been decreasing since 2014 and will be completely phased out by 2020. Absent CAFE preferences, auto manufacturers may not be willing to build flexible-fuel vehicles, reducing the growth of E85 markets and resulting in lower ethanol prices.

To the extent federal or state laws or regulations are modified, the demand for ethanol may be reduced, which could negatively and materially affect our ability to operate profitably.

If the United States were to withdraw from or materially modify NAFTA or certain other international trade agreements, our business, financial condition and results of operations could be materially adversely affected.

Ethanol and other products that we produce are sold into Canada, Mexico and other countries with trade agreements with the United States. The current administration has expressed antipathy towards certain existing international trade agreements, including NAFTA, and made comments suggesting that they support significantly increasing tariffs on goods imported into the United States, which in turn may lead to retaliatory actions on US exports. As of the date of this Form 10-K, it remains unclear what the outcomes may be of NAFTA trade regulations, other international trade agreements and tariffs on various goods imported into the United States. If the United States were to withdraw from or materially modify NAFTA or other international trade agreements to which it is a party, or if tariffs were raised on the foreign-sourced goods that lead to retaliatory actions, it could have material adverse effect on our business, financial condition and results of operations.

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

Demand for ethanol is also affected by overall demand for transportation fuel, which is affected by cost, number of miles traveled and vehicle fuel economy. Consumer demand for gasoline may be impacted by emerging transportation trends, such as electric vehicles or ride sharing. Additionally, factors such as over-supply of product could negatively impact demand for ethanol. Reduced demand for ethanol may depress the value of our products, erode our margins, and reduce our ability to generate revenue or operate profitably.

Our business is directly affected by the supply and demand for ethanol and other fuels in the markets served by our assets. Miles traveled typically increases during the spring and summer months related to vacation travel, followed closely behind the fall season due to holiday travel. Additionally, reduced demand for ethanol may erode our margins and reduce our ability to generate revenue and operate profitably.

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

Risks related to the level of debt we have include:

•

requiring a substantial portion of cash to be dedicated for debt service, reducing the availability of cash flow for working capital, capital expenditures, and other general business activities and limiting our ability to invest in new growth opportunities;

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

Our ability to make scheduled payments of principal and interest, to make additional payments required under financial covenants, or to refinance our debt depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue generating cash flow sufficient to service our debt. If we are unable to generate sufficient cash flows, we may be required to sell assets, restructure debt or obtain additional equity capital on terms that are onerous or highly dilutive. Our ability to refinance our debt will depend on capital markets and our financial condition at that time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in default on our debt obligations.

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

We are required to maintain specified financial ratios, including minimum cash flow coverage, term debt to term total capitalization, working capital and tangible net worth under certain loan agreements. Other agreements require us to use a portion of excess cash flow generated by our operations to prepay the respective term debt. A breach of these covenants could result in default, and if such default is not cured or waived, our lenders could accelerate our debt and declare it immediately due and payable. If this occurs, we may not be able to repay or borrow sufficient funds to refinance the debt. Even if financing is available, it may not be on acceptable terms. No assurance can be given that our future operating results will be sufficient to comply with these covenants or remedy default. We also have an incurrence test that may limit our ability to make certain restricted equity or debt payments, make acquisitions or investments and take on additional debt.

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

Our ability to maintain the required regulatory permits or manage changes in environmental, safety and TTB regulations is essential to successfully operating our plants.

Our plants are subject to extensive air, water,  environmental and TTB regulations. Our production facilities involve the emission of various airborne pollutants, including particulate, carbon dioxide, nitrogen oxides, hazardous air pollutants and volatile organic compounds, which requires numerous environmental permits to operate our plants. Governing state agencies could impose costly conditions or restrictions that are detrimental to our profitability and have a material adverse effect on our operations, cash flows and financial position.

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

TTB regulations apply when producing our undenatured ethanol.  These regulations carry substantial penalties for non-compliance and therefore any non-compliance may adversely affect our financial operations or adversely impact our ability to produce undenatured ethanol.

Any inability to generate or obtain RINs could adversely affect our operating margins.

Nearly all of our ethanol production is sold with RINs that are used by our customers to comply with the Renewable Fuel Standard. Should our production not meet the EPA’s requirements for RIN generation in the future, we would need to purchase RINs in the open market or sell our ethanol at lower prices to compensate for the absence of RINs. The price of RINs depends on a variety of factors, including the availability of qualifying biofuels and RINs for purchase, production levels of transportation fuel and percentage mix of ethanol with other fuels, and cannot be predicted. Failure to obtain sufficient RINs or reliance on invalid RINs could subject us to fines and penalties imposed by the EPA which could adversely affect our results of operations, cash flows and financial condition.

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

Our plants emit carbon dioxide as a by-product of ethanol production. In February 2010, the EPA released its final regulations on RFS II, grandfathering our plants at their current authorized capacity.  While some of our plants have received efficient producer status and no longer rely on grandfathered status, for those still reliant upon it, expansion above these levels will require a 20% reduction in greenhouse gas emissions from the 2005 baseline measurement. Separately, CARB adopted a LCFS that took effect in January 2013, which requires a 10% reduction in the average carbon intensity of gasoline and diesel transportation fuels from 2010 to 2020. An ILUC component is included in the greenhouse gas emission calculation, which may have an adverse impact on the market for corn-based ethanol in California.

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

Government actions abroad can have a significant impact on our business. In 2017, we exported 13.5% of our ethanol production and 9% of our distillers grains production. In 2013, the EU imposed a five-year tariff of $83.33 per metric ton on U.S. ethanol to discourage foreign competition. Effective January 1, 2017, China indicated its intention to raise its 5% tariff on U.S. and Brazil fuel ethanol to 30%. Although the ethanol export markets are affected by competition from other ethanol exporters, particularly Brazil, and in spite of the actions by China, we believe exports will remain active in 2018. On September 1, 2017, Brazil’s Chamber of Foreign Trade, or CAMEX, issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter. The ruling is valid for two years.

In 2013, China began rejecting U.S. dried distillers grains because it contained genetically modified corn not yet approved for import. In early 2015, China lifted this ban and imported 6.3 million metric tons of U.S. distillers grains that year. In January 2016, China’s Ministry of Commerce once again initiated an anti-dumping investigation into U.S.-produced dried distillers grains exported to China. In January of 2017, the Ministry of Commerce of China announced it increased anti-dumping duties on U.S. distillers grains, ranging from 42.2% to 53.7%. According to the USDA, in 2017, approximately 29% of distillers grain produced in the United States was exported, down from 31% in 2016.

With more tariffs and reduced exports, the value of our distillers grains may be affected, which could have a negative impact on our profitability. Additionally, tariffs on U.S. ethanol may lead to further industry over-supply and reduce our profitability. Moreover, the America First trade position has caused more countries to toughen their positions on U.S. imports.

Increased ethanol industry penetration by oil and other multinational companies could impact our margins.

We operate in a very competitive environment and compete with other domestic ethanol producers in a relatively fragmented industry. The top five producers account for approximately 44% of the domestic production capacity with production capacity ranging from 800 mmgy to 1,700 mmgy. The remaining ethanol producers consist of smaller entities engaged exclusively in ethanol production and large integrated grain companies that produce ethanol in addition to their base grain businesses. We compete for capital, labor, corn and other resources with these companies.

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

Owning and operating cattle feeding operations involves numerous external factors that are outside of our control.

Our cattle feeding operations involve numerous risks that could lead to increased costs or decreased demand for beef products, which could have an adverse effect on our results of operations and financial condition, including:

•	constantly changing and potentially volatile supply and demand, which affect the cost of livestock and feed ingredients and the sales price of our cattle;
•

outbreak of disease in our or other cattle feeding operations or public perception that an outbreak has occurred, which could lead to inadequate supply, reduced consumer confidence in the safety and quality of beef products, adverse publicity, cancellation of orders and import or export restrictions;

•	liabilities in excess of our insurance policy limits or related uninsurable risks if outbreaks of disease or other conditions result in significant losses;
•	extended periods of bad weather, including the combination of cold temperatures and precipitation, as well as blizzards or tornados;
•	diminished access to international markets, including import trade restrictions due to disease or other perceived health or food safety issues, or changes in political or economic conditions;
•	reduced red meat consumption due to dietary changes or other issues, leading to depressed cattle prices;
•	the closure or extended shutdown of a major cattle packing plant, leading to depressed cattle prices;
•	increased water costs due to water use restrictions, including those related to diminishing water table levels;
•	operational restrictions resulting from government regulations; and
•	risks relating to environmental hazards.

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
•

our facilities and products are subject to many laws and regulations administered by various federal, state and local government agencies as well as SQF, a Global Food and Safety Initiative program related to processing, packaging, storage, distribution, supply chains, quality and safety of food products, the health and safety of our employees and the protection of the environment.  Failure to comply with applicable laws and regulations could subject us to lawsuits, administrative penalties and civil remedies including fines, injunctions and recalls of our products; and

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

Research is currently underway to develop products and processes that have advantages over ethanol, such as: lower vapor pressure, making it easier to add to gasoline; similar energy content as gasoline, reducing any decrease in fuel economy caused by blending with gasoline; ability to blend at higher concentration levels in standard vehicles; and reduced susceptibility to separation when water is present. Products offering a competitive advantage over ethanol could reduce our ability to generate revenue and profits from ethanol production.

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

In the past, we have had operating losses and could incur future operating losses.

In the last five years, we incurred operating losses during certain quarters and could incur operating losses in the future that are substantial. Although we have had periods of sustained profitability, we may not be able to maintain or increase profitability on a quarterly or annual basis, which could impact the market price of our common stock and the value of your investment.

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, indirect taxes (excise/duty, sales/use, gross receipts, and value-added taxes), payroll taxes, franchise taxes, withholding taxes, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authority. Subsequent changes to our tax liabilities as a result of these audits may subject us to interest and penalties.

Federal, state and local jurisdictions may challenge our tax return positions.

The positions taken in our federal and state tax return filings require significant judgments, use of estimates and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the timing and amounts of deductible and taxable items. Despite management’s belief that our tax return positions are fully supportable, certain positions may be successfully challenged by federal, state and local jurisdictions.

There have been substantial changes to the Internal Revenue Code, some of which could have an adverse effect on our shareholders.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and is effective January 1, 2018 making significant changes to the Internal Revenue Code.  The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued.  Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%.  Due to the reduction in the federal tax rate to 21%, the Company revalued its deferred liabilities at the new rate at year-end. The company has not yet evaluated the full impact of the Act as it relates 2018 income, however certain components of the Act, such as the limits on deductibility of interest expense, may negatively impact us.

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

We have limitations, as a holding company, in our ability to receive distributions from a small number of our subsidiaries.

We conduct most of our operations through our subsidiaries and rely on dividends or intercompany transfers of funds to generate free cash flow. Some of our subsidiaries are currently, or are expected to be, limited in their ability to pay dividends or make distributions under the terms of their financing agreements. Consequently, we cannot fully rely on the cash flow from one subsidiary to satisfy the loan obligations of another subsidiary. As a result, if a subsidiary is unable to satisfy its loan obligations, we may not be able to prevent default by providing additional cash to that subsidiary, even if sufficient cash exists elsewhere within our organization.

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

Agribusiness and Energy Services Segment

We own approximately 54 acres of land at our four grain elevators. As detailed in our discussion in Item 1 – Business, our agribusiness and energy services segment facilities include four grain elevators with combined grain storage capacity of approximately 10.1 million bushels, and grain storage capacity at our ethanol plants of approximately 49.5 million bushels.

Our marketing operations are conducted primarily at our corporate office, in Omaha, Nebraska.

Food and Ingredients Segment

We own approximately 6,576 acres of land at our four cattle feeding operations. We also own approximately 67 acres of land and lease approximately three acres of land at our vinegar operation. We also lease office space for our vinegar operation in Cerritos, California and Montreal, Canada. As detailed in our discussion of the food and ingredients segment in Item 1 – Business, our cattle feeding operations have the capacity to support approximately 258,000 head of cattle and 9.6 million bushels of grain storage capacity, and our vinegar operation has seven production facilities and three distribution warehouses.

Partnership Segment

Our partnership owns approximately five acres of land and leases approximately 19 acres of land at eight locations in seven states, as disclosed in Item 1 – Business, where its fuel terminals are located and owns approximately 59 acres of land and leases approximately two acres of land where its storage facilities are located at our ethanol production facilities.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades under the symbol “GPRE” on Nasdaq. The following table lists the common stock’s highest and lowest price and quarterly cash dividends per share for the periods indicated:

Year Ended December 31, 2017	High	Low	Quarterly Cash Dividend Per Share
Three months ended December 31, 2017 (1)	$20.90	$15.60	$0.12
Three months ended September 30, 2017	21.00	16.35	0.12
Three months ended June 30, 2017	26.05	18.98	0.12
Three months ended March 31, 2017	28.15	21.52	0.12

Year Ended December 31, 2016	High	Low	Quarterly Cash Dividend Per Share
Three months ended December 31, 2016	$29.85	$22.40	$0.12
Three months ended September 30, 2016	26.82	19.73	0.12
Three months ended June 30, 2016	20.86	14.46	0.12
Three months ended March 31, 2016	23.26	12.39	0.12
(1)	The closing price of our common stock on December 29, 2017 was $16.85.

Holders of Record

We had 2,085 holders of record of our common stock, not including beneficial holders whose shares are held in names other than their own, on February 7, 2018. This figure does not include approximately 37.9 million shares held in depository trusts.

Dividend Policy

In August 2013, our board of directors initiated a quarterly cash dividend, which we have paid every quarter since and anticipate paying in future quarters. On February 7, 2018, our board of directors declared a quarterly cash dividend of $0.12 per share. The dividend is payable on March 15, 2018, to shareholders of record at the close of business on February 23, 2018. Future declarations are subject to board approval and may be adjusted as our cash position, business needs or market conditions change.

Issuer Purchases of Equity Securities

Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations.

The following table lists the shares that were surrendered during the fourth quarter of 2017.

Month	Total Number of Shares Withheld	Average Price Paid per Share
October 1 - October 31	4,462	$20.59
November 1 - November 30	-	-
December 1 - December 31	17,883	16.85
Total	22,345	$17.60

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

The following table lists the shares repurchased under the share repurchase program during the fourth quarter of 2017.

Month	Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Approximate Dollar Value of Shares that may yet be Repurchased under the Program (in thousands)
October 1 - October 31	-	$-	850,839	$84,260
November 1 - November 30	-	-	850,839	84,260
December 1 - December 31	58,828	16.84	909,667	83,268
Total	58,828	$16.84	909,667	$83,268

Since inception, the company has repurchased 909,667 shares of common stock for approximately $16.7 million under the program.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph

The following graph compares our cumulative total return with the S&P SmallCap 600 Index and the Nasdaq Clean Edge Green Energy Index (CELS) for each of the five years ended December 31, 2017. The graph assumes a $100 investment in our common stock and each index at December 31, 2012, and that all dividends were reinvested.

	12/12	12/13	12/14	12/15	12/16	12/17
Green Plains Inc.	$100.00	$246.18	$317.03	$298.26	$371.61	$230.50
S&P SmallCap 600	100.00	141.31	149.45	146.50	185.40	209.94
Nasdaq Clean Edge Green Energy	100.00	196.27	208.69	232.98	222.42	295.91

The information in the graph will not be considered solicitation material, nor will it be filed with the SEC or incorporated by reference into any future filing under the Securities Act or the Exchange Act, unless we specifically incorporate it by reference into our filing.

Item 6.  Selected Financial Data.

The statement of income data for the years ended December 31, 2017,  2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements and should be read together with the accompanying notes included elsewhere in this report.

The statement of income data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements that are not included in this report, which describe a number of matters that materially affect the comparability of the periods presented.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Income Data:
(in thousands, except per share information)
Revenues	$3,596,166	$3,410,881	$2,965,589	$3,235,611	$3,041,011
Costs and expenses	3,554,420	3,319,193	2,904,512	2,949,337	2,933,160
Operating income	41,746	91,688	61,077	286,274	107,851
Total other expense	84,897	53,337	39,612	35,844	35,570
Net income	81,631	30,491	15,228	159,504	43,391
Net income attributable to Green Plains	61,061	10,663	7,064	159,504	43,391

Earnings per share attributable to Green Plains:
Basic	$1.56	$0.28	$0.19	$4.37	$1.44
Diluted	$1.47	$0.28	$0.18	$3.96	$1.26

Other Data: (Non-GAAP)
EBITDA (unaudited and in thousands)	$154,370	$174,428	$127,781	$352,477	$156,492

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data (in thousands):
Cash and cash equivalents	$266,651	$304,211	$384,867	$425,510	$272,027
Current assets	1,206,471	1,000,576	912,577	903,415	633,305
Total assets	2,784,650	2,506,492	1,917,920	1,821,062	1,532,045
Current liabilities	886,261	594,946	438,669	511,540	409,197
Long-term debt	767,396	782,610	432,139	399,440	480,746
Total liabilities	1,725,514	1,527,301	959,011	1,023,613	986,687
Stockholders' equity	1,059,136	979,191	958,909	797,449	545,358

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

The following table reconciles net income to EBITDA for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net income	$81,631	$30,491	$15,228	$159,504	$43,391
Interest expense	90,160	51,851	40,366	39,908	33,357
Income tax expense (benefit)	(124,782)	7,860	6,237	90,926	28,890
Depreciation and amortization	107,361	84,226	65,950	62,139	50,854
EBITDA (unaudited)	$154,370	$174,428	$127,781	$352,477	$156,492

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

Overview

Green Plains is an Iowa corporation, founded in June 2004 as an ethanol producer. We have grown through acquisitions of operationally efficient ethanol production facilities and adjacent commodity processing businesses, and are focused on generating stable operating margins through our diversified business segments and risk management strategy. We own and operate assets throughout the ethanol value chain: upstream, with grain handling and storage; through our ethanol production facilities; and downstream, with marketing and distribution services, to mitigate commodity price volatility, which differentiates us from companies focused only on ethanol production. Our other businesses, including our partnership, cattle feeding operations and vinegar production, leverage our supply chain, production platform and expertise.

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

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

Daily ethanol production increased 4% on average to 1.03 million barrels per day in 2017 compared with 0.99 million barrels per day in 2016 due to incremental expansion by existing facilities to optimize production. Weekly refiner and blender input volume, which is linked to consumer gasoline demand, increased 1% year-over-year, helped by the growing number of retail stations offering higher ethanol blends. Increased export volumes only partially offset the difference between increased production and consistent blending volumes year-over-year. As a result, domestic ethanol inventory rose by 3.9 million barrels to 22.6 million barrels at December 31, 2017, compared with the same time last year.

Total domestic ethanol production increased approximately 500 million gallons to 15.8 billion gallons in 2017, from 15.3 billion gallons in 2016, according to the EIA. There were 212 ethanol plants with production capacity of 16.1 bgy as of January 23, 2018, compared with 213 ethanol plants with production capacity of 15.8 bgy one year ago, according to the Renewable Fuels Association.

Ethanol consumption is correlated with consumer gasoline demand, which is projected to increase slightly from the ten-year high of 143.2 billion gallons in 2016, to an estimated 143.3 billion gallons in 2017. Ethanol is used by oil refiners, integrated oil companies and gasoline retailers to reduce vehicle emissions and increase octane levels. Ethanol continues to account for approximately 10% of the U.S. gasoline market in 2017, or an estimated 14.3 billion gallons, up from 14.2 billion gallons in 2016. In 2017, ethanol futures traded at an average discount of $0.14 per gallon to gasoline, positioning ethanol as the most affordable source of octane over Gulf Coast 93 and toluene substitutes.

Increased automaker approval, consumer acceptance and availability of higher ethanol blends continue to support domestic demand. Automakers have explicitly approved the use of E15 in nearly 90% of 2018 model year vehicles sold in the United States. In addition, the number of retail stations selling higher ethanol blends tripled in 2017 due to investments in the retail gasoline infrastructure provided by private and public funding.

Global Ethanol Supply and Demand

The United States and Brazil produce 86% of the world’s ethanol supply, according to the USDA Foreign Agriculture Service. Global production increased slightly to 26.7 billion gallons in 2017 from approximately 26.6 billion gallons in 2016 due to increased U.S. production, which made up for reduced volumes from Brazil, according to the EIA. The United States has been the world’s largest producer and consumer of ethanol since 2010. In 2017, approximately 8% of the ethanol produced domestically competed globally with other sources of octane and oxygenates and was marketed and sold worldwide. Global production is expected to increase 10% in the next five years.

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

Overall, the U.S. ethanol industry is producing at levels to meet current domestic and export demand. According to the EIA, U.S. exports were approximately 1.4 billion gallons in 2017, up 31% from 1.0 billion gallons last year. Brazil and Canada remained the two largest export destinations for U.S. ethanol, which accounted for 33% and 24%, respectively, of domestic ethanol export volume. India, the Philippines and South Korea accounted for 13%, 5% and 3%, respectively, of U.S. ethanol exports.

Co-Product Supply and Demand

According to the USDA, the United States produced approximately 50 million tons of distillers grains resulting from ethanol production in 2017, of which approximately 11 million tons were exported. The 3% reduction, year over year in exports was due in part to a suspension by the Minister of Agriculture and Rural Development of Vietnam, which blocked imports of U.S. dried distillers grains from January 2017 to September 2017. Mexico, Turkey, South Korea, China, Thailand and Canada accounted for 61% of total U.S. distillers export volumes, according to the USDA.

World demand for U.S. beef has risen as diets continue to improve worldwide to include increased animal protein. In June of 2017, the U.S. resumed exporting beef to China, following a 13-year ban the Trump Administration lifted as part of a new bilateral agreement between the countries.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Federal mandates supporting the use of renewable fuels are a significant driver of ethanol demand in the United States. Ethanol policies are influenced by environmental concerns and an interest in reducing the country’s dependence on foreign oil. When RFS II was established in October 2010, the required volume of conventional renewable fuel to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in ethanol production and usage of ethanol blends in older vehicles. The EPA met the congressional target for the first time in November 2016 when it set the renewable volume obligations for conventional ethanol at 15.0 billion gallons for 2017. In November 2017, the EPA announced it would maintain the 15.0 billion gallon mandate for conventional ethanol in 2018.

The EPA has the authority to waive the mandates in whole or in part if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or environment. According to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. While conventional ethanol maintained 15 billion gallons, 2018 is the first year the total proposed RVOs are more than 20% below statutory volumes levels.  Thus, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The reset will be triggered if the 2019 RVOs continue to be more than 20% below the statutory levels, and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022.

The EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total fuel sales. Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. In November 2017, the EPA denied a petition to change the point of obligation under RFS II to the parties that own the gasoline before it is sold.

Consumer acceptance of flex-fuel vehicles and higher ethanol blends are factors that may be necessary before ethanol can achieve significant growth in U.S. market share. CAFE, which was first enacted by Congress in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks, provides a 54% efficiency bonus to flexible-fuel vehicles running on E85, which is sold at more than 3,400 fuel stations in 45 states. According to IHS Automotive, there are nearly 20 million flexible fuel vehicles on U.S. roads today. The number of retail stations selling E15 has tripled during the year to more than 1,300 stations on January 31, 2018, up from 431 stations on December 31, 2016, according to Growth Energy. Another important factor is a waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold between June and September, even though it exceeds the Reid vapor pressure limitation of nine pounds per square inch. The One-Pound Waiver does not apply to E15, even though it has similar physical properties to E10. Industry groups are focused on securing the One-Pound Waiver for E15 through the legislative process.

On January 18, 2017, Valero Energy Corporation filed an action against the EPA regarding certain non-discretionary duties required by the RFS program under the Clean Air Act. Within the filed action, Valero claimed the EPA failed to periodically review the feasibility of RFS compliance and the impact of the requirements on individuals and entities regulated under the program, i.e., the point of obligation, since 2010. The EPA moved to dismiss this suit, which the court granted on November 28, 2017.

On July 28, 2017, the U.S. Federal District Court for the D.C. Circuit ruled in favor of the Americans for Clean Energy and its petitioners against the EPA related to its decision to lower the 2016 volume requirements. The Court concluded the EPA erred in how it interpreted the “inadequate domestic supply” waiver provision of RFS II, which authorizes the EPA to consider supply-side factors affecting the volume of renewable fuel available to refiners, blenders and importers to meet statutory volume requirements. The waiver provision does not allow the EPA to consider the volume of renewable fuel available to consumers or the demand-side constraints that affect the consumption of renewable fuel by consumers. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through its waiver authority, which the EPA is expected to address. We believe this decision to confine the EPA’s waiver analysis to supply considerations benefits the industry overall and expect the primary impact will be on the RINs market.

On October 19, 2017, the EPA Administrator reiterated his commitment to the text and spirit of the RFS II. In a letter to seven senators from the Midwestern states, he stated the EPA is actively exploring its authority to issue an RVP waiver and will not pursue action on RINs involving ethanol exports. Moreover, on November 22, 2017, the EPA issued a Notice of Denial of Petitions for rulemaking to change the RFS point of obligation, confirming the point of obligation will not change.

Valero Energy and refining trade group American Fuel and Petrochemical Manufacturers (AFPM) have challenged the EPA’s handling of the U.S. biofuel mandate in separate actions on January 26, 2018. AFPM is asking the D.C. U.S. Court of Appeals to review the EPA’s November 2017 decision to reject proposed changes to the structure of the RFS, including moving the point of obligation from refiners and importers of fuel to fuel blenders. Valero filed two petitions with the same court, one seeking review of the annual Renewable Volume Obligation (RVO) rule set by EPA’s for 2018 and 2019, which dictates the volumes of renewable fuels to be blended in the coming years, and a second arguing against the EPA’s December 2017 assertion that the agency has fulfilled its duty to periodically review the RFS as directed by statute.

Government actions abroad can significantly impact the ethanol industry. In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during the year due to a 30% tariff imposed on U.S. and Brazil fuel ethanol, which took effect in January 2017. There is no assurance the recently issued joint plan will lead to increased imports of U.S. ethanol. Brazil’s Chamber of Foreign Trade, or CAMEX, issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter in September 2017. The ruling is valid for two years. In Mexico, four lawsuits challenging the June 2017 decision by the Energy Regulatory Commission of Mexico (CRE) to approve the use of 10% ethanol blends were dismissed. A fifth lawsuit was allowed to proceed for judicial review, despite precedent set by the Mexico Supreme Court for dismissal. The CRE is expected to defend its position before the judge makes a final decision. Should the judge rule in favor of the plaintiff, the case will go to the Supreme Court. U.S. ethanol exports to Mexico totaled 30 mmg in 2017. In December 2017, the USDA Foreign Agricultural Service announced that Japan is expected to allow the use of corn-based ethanol in 2018.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and is effective January 1, 2018.  Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%.  Due to the reduction in the federal tax rate to 21%, the Company revalued its deferred liabilities at the new rate at year-end. An unintended consequence of the Act under section 199A allows cooperative associations with a potential marketplace advantage versus other agribusiness companies related to how sales from farmers to such entities are treated for purposes of farmers’ income. While we believe that Congress intends to correct these provisions, we have established a cooperative entity and are currently evaluating the use of such structure for grain origination for our ethanol plants should Congress not provide a timely fix for this issue.

Environmental and Other Regulation

Our ethanol production, agribusiness and energy services, and food and ingredients segment activities are also subject to environmental and other regulations. We obtain environmental permits to construct and operate our ethanol plants and other facilities. Parts of our business are regulated by environmental laws and regulations governing the labeling, use, storage, discharge and disposal of hazardous materials or conformity with official grade standards. Our business may also be impacted by government policies, such as tariffs, duties, subsidies, import and export restrictions and outright embargos. We employ maintenance and operations personnel at each of our plants. In addition, to the attention we place on the health and safety of our employees, the operations of our facilities are regulated by the Occupational Safety and Health Administration.

In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions, which the EPA later addressed in RFS II. Ethanol production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. While some of our plants are grandfathered at authorized capacities under the RFS II mandate, expansion may require us to obtain additional permits, achieve the EPA’s efficient producer status under the pathway petition program for our grandfathered plants, install advanced technology or reduce drying distillers grains to achieve a 20% reduction in greenhouse gas emissions from the 2005 baseline measurement. In January 2017, the USDA released a report providing evidence that greenhouse gas emissions associated with corn-based ethanol are 43% lower than gasoline. Numerous factors have led to improvements over the past ten years, including conservation practices by farmers, higher corn yields and advances in production technologies, which are expected to continue and have the potential to further reduce greenhouse gas emissions up to 76% compared with gasoline.

The U.S. ethanol industry relies heavily on tank cars to deliver its product to market. On May 1, 2015, the DOT finalized the Enhanced Tank Car Standard and Operational Controls for High-Hazard and Flammable Trains, or DOT specification 117, which established a schedule to retrofit or replace older tank cars that carry crude oil and ethanol, braking standards intended to reduce the severity of accidents and new operational protocols.  The deadline for compliance with DOT specification 117 is May 1, 2023. The rule may increase our lease costs for railcars over the long term. Additionally, existing railcars may be out of service for a period of time while upgrades are made, tightening supply in an industry that is highly dependent on railcars to transport product. We intend to strategically manage our leased railcar fleet to comply with the new regulations and have commenced transition of our fleet to DOT 117 compliant railcars. We anticipate approximately 20% of our railcar fleet will be DOT 117 compliant by the end of 2018.

In September 2015, the FDA issued rules for Current Good Manufacturing Practice, Hazard Analysis and Risk-Based Preventative Controls for food for animals in response to FSMA. The rules require FDA-registered food facilities to address safety concerns for sourcing, manufacturing and shipping food products and food for animals through food safety programs that include conducting hazard analyses, developing risk-based preventative controls and monitoring, and addressing intentional adulteration, recalls, sanitary transportation and supplier verification. We believe we have taken sufficient measures to comply with these regulations.

On January 1, 2017, all medically important antimicrobials intended for use in animal feed that were once available over-the-counter became veterinary feed directive drugs, requiring written orders from a licensed veterinarian to purchase and use in livestock feed under the October 2015 revised Veterinary Feed Directive rule. Our cattle feeding operations obtained all necessary prescriptions from a licensed veterinarian to use certain veterinary feed directive drugs, as appropriate.

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

During periods of commodity price variability or compressed margins, we may reduce or cease operations at certain ethanol plants. Slowing down production increases the ethanol yield per bushel of corn, optimizing cash flow in lower margin environments. In 2017, our ethanol facilities ran at approximately 85.0% of our daily average capacity, largely due to the low margin environment during the first half of the year driven by historically low crude oil prices resulting from record world supply.

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

Revenue Recognition

We recognize revenue when the following criteria are satisfied: persuasive evidence that an arrangement exists, title of product and risk of loss are transferred to the customer, price is fixed and determinable and collectability is reasonably assured.

Sales of ethanol, distillers grains, corn oil, natural gas and other commodities are recognized when title of product and risk of loss are transferred to an external customer. Revenues related to marketing for third parties are presented on a gross basis when the company takes title of the product and assumes risk of loss. Unearned revenue is recorded for goods in transit when we have received payment but the title has not yet been transferred to the customer. Revenues related to ethanol, distillers grains, corn oil, natural gas and other commodities are presented gross and include shipping and handling, which is also a component of cost of goods sold.  Revenues for receiving, storing, transferring and transporting ethanol and other fuels are recognized when the product is delivered to the customer.

We routinely enter into fixed-price, physical-delivery commodity purchase and sale agreements. At times, we settle these transactions by transferring its obligations to other counterparties rather than delivering the physical commodity. Energy trading transactions are reported net as a component of revenue.  All other transactions are reported net as either a component of revenue or cost of goods sold, depending on their position as a gain or loss. Revenues also include realized gains and losses on related derivative financial instruments and reclassifications of realized gains and losses on effective cash flow hedges from accumulated other comprehensive income or loss.

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

A substantial portion of the partnership revenues are derived from fixed-fee commercial agreements for storage, terminal or transportation services. The partnership recognizes revenue when there is persuasive evidence that an arrangement exists, title of product and risk of loss are transferred to the customer, price is fixed and determinable and collectability is reasonably assured. Revenues from base storage, terminal or transportation services are recognized once these services are performed, which occurs when the product is delivered to the customer.

Intercompany revenues are eliminated on a consolidated basis for reporting purposes.

Depreciation of Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on our ethanol production and grain storage facilities, railroad tracks, computer equipment and software, office furniture and equipment, vehicles, and other fixed assets is provided using the straight-line method over the estimated useful life of the asset, which currently ranges from 3 to 50 years.

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

Our goodwill is related to certain acquisitions within our ethanol production, food and ingredients and partnership segments. We review goodwill at the segment level for impairment at least annually or more frequently whenever events or changes in circumstances indicate that an impairment may have occurred.

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

We estimate the amount and timing of projected cash flows that will be generated by an asset over an extended period of time when we review our long-lived assets and goodwill. Circumstances that may indicate impairment include: a decline in future projected cash flows, a decision to suspend plant operations for an extended period of time, a sustained decline in our market capitalization, a sustained decline in market prices for similar assets or businesses or a significant adverse change in legal or regulatory matters, or business climate. Significant management judgment is required to determine the fair value of our long-lived assets and goodwill and measure impairment, including projected cash flows. Fair value is determined through various valuation techniques, including discounted cash flow models utilizing assumed margins, cost of capital, inflation and other inputs, sales of comparable properties and third-party independent appraisals. Changes in estimated fair value as a result of declining ethanol margins, loss of significant customers or other factors could result in a write-down of the asset.

Derivative Financial Instruments

We use various derivative financial instruments, including exchange-traded futures and exchange-traded and over-the-counter options contracts, to minimize risk and the effect of price changes related to corn, ethanol, cattle, natural gas and crude oil. We monitor and manage this exposure as part of our overall risk management policy to reduce the adverse effect market volatility may have on its operating results. The company may hedge these commodities as one way to mitigate risk, however, there may be situations when these hedging activities themselves result in losses.

By using derivatives to hedge exposures to changes in commodity prices, we are exposed to credit and market risk. Our exposure to credit risk includes the counterparty’s failure to fulfill its performance obligations under the terms of the derivative contract. We minimize our credit risk by entering into transactions with high quality counterparties, limiting the amount of financial exposure it has with each counterparty and monitoring their financial condition. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in commodity prices or interest rates. We manage market risk by incorporating parameters to monitor exposure within our risk management strategy, which limits the types of derivative instruments and strategies we can use and the degree of market risk we can take using derivative instruments.

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

Certain qualifying derivatives related to ethanol production, agribusiness and energy services and food and ingredients segments are designated as cash flow hedges. We evaluate the derivative instrument to ascertain its effectiveness prior to entering into cash flow hedges. Unrealized gains and losses are reflected in accumulated other comprehensive income until the gain or loss from the underlying hedged transaction is realized. When it becomes probable a forecasted transaction will not occur, the cash flow hedge treatment is discontinued, which affects earnings. These derivative financial instruments are recognized in current assets or other current liabilities at fair value.

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

Components of Revenues and Expenses

Revenues.  For our ethanol production segment, our revenues are derived primarily from the sale of ethanol, distillers grains and corn oil. For our agribusiness and energy services segment, sales of ethanol, distillers grains and corn oil that we market for our ethanol plants, and earn a marketing fee, sales of ethanol we market for a third-party and sales of grain and other commodities purchased in the open market represent our primary sources of revenue. Revenues include net gains or losses from derivatives related to the products sold. For our food and ingredients segment, the sale of cattle and vinegar are our primary sources of revenue. For our partnership segment, our revenues consist primarily of fees for receiving, storing, transferring and transporting ethanol and other fuels.

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

For our food and ingredients segment, the cattle feeding operations includes costs of cattle, feed and veterinary supplies, direct labor and feedlot overhead, which are accumulated as inventory and included as a component of cost of goods sold when the cattle are sold. Direct labor includes compensation and related benefits of non-management personnel involved in the feedlot operations. Feedlot overhead costs include feedlot utilities, repairs and maintenance and yard expenses. For the vinegar operation, cost of goods sold includes direct labor, materials and plant overhead costs. Direct labor includes compensation and related benefits of non-management personnel involved in vinegar operations. Overhead consists primarily of plant utilities and outbound freight charges. Food-grade ethanol is the most significant raw material cost.

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

Results of Operations

Comparability

The following summarizes various events that affect the comparability of our operating results for the past three years:

• July 2015	Green Plains Partners completed its IPO
• October 2015	Hopewell, Virginia ethanol plant was acquired
• November 2015	Hereford, Texas ethanol plant was acquired
• January 2016	Partnership acquired certain storage and transportation assets of the Hereford and Hopewell ethanol plants
• April 2016	Increased ownership of BioProcess Algae and began consolidating within our consolidated financial statements
• September 2016	Madison, Illinois, Mount Vernon, Indiana, and York, Nebraska ethanol plants were acquired and the partnership acquired certain storage assets of the these plants
• October 2016	Fleischmann’s Vinegar was acquired
• March 2017	Hereford, Texas cattle feeding operation was acquired
• May 2017	Leoti, Kansas and Eckley, Colorado cattle feeding operations were acquired

The year ended December 31, 2015, includes approximately two months of operations at our Hereford ethanol plant. Our Hopewell plant, which was not operational at the time of its acquisition, resumed ethanol production on February 8, 2016. The year ended December 31, 2016, includes approximately nine months of consolidated operations of BioProcess Algae, and approximately three months of operations at the Madison, Mount Vernon, and York ethanol plants and Fleischmann’s Vinegar. The year ended December 31, 2017, includes approximately nine months of operations at our Texas cattle feeding business and six months of operations at our Kansas and Colorado cattle feeding businesses.

Segment Results

We report the financial and operating performance for the following four operating segments: (1) ethanol production, which includes the production of ethanol, distillers grains and corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and ingredients, which includes cattle feeding, vinegar production and food-grade corn oil operations and (4) partnership, which includes fuel storage and transportation services.

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

The selected operating segment financial information are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenues:
Ethanol production:
Revenues from external customers (1)	$2,497,360	$2,409,102	$2,063,172
Intersegment revenues	10,313	-	-
Total segment revenues	2,507,673	2,409,102	2,063,172
Agribusiness and energy services:
Revenues from external customers (1)	621,223	675,446	674,719
Intersegment revenues	47,538	34,461	24,114
Total segment revenues	668,761	709,907	698,833
Food and ingredients:
Revenues from external customers (1)	471,398	318,031	219,310
Intersegment revenues	383	150	75
Total segment revenues	471,781	318,181	219,385
Partnership:
Revenues from external customers	6,185	8,302	8,388
Intersegment revenues	100,808	95,470	42,549
Total segment revenues	106,993	103,772	50,937
Revenues including intersegment activity	3,755,208	3,540,962	3,032,327
Intersegment eliminations	(159,042)	(130,081)	(66,738)
Revenues as reported	$3,596,166	$3,410,881	$2,965,589

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Year Ended December 31,
	2017	2016	2015
Cost of goods sold:
Ethanol production	$2,434,001	$2,280,906	$1,939,824
Agribusiness and energy services	614,582	650,538	639,470
Food and ingredients	411,781	294,396	216,661
Partnership	-	-	-
Intersegment eliminations	(158,777)	(129,761)	(66,588)
	$3,301,587	$3,096,079	$2,729,367

	Year Ended December 31,
	2017	2016	2015
Operating income (loss):
Ethanol production	$(45,074)	$28,125	$43,266
Agribusiness and energy services	30,443	34,039	37,253
Food and ingredients	35,961	16,436	(952)
Partnership	65,709	60,903	12,990
Intersegment eliminations	(61)	(170)	-
Corporate activities	(45,232)	(47,645)	(31,480)
	$41,746	$91,688	$61,077

	Year Ended December 31,
	2017	2016	2015
EBITDA:
Ethanol production	$40,069	$97,113	$100,002
Agribusiness and energy services	33,906	34,209	40,655
Food and ingredients	49,803	20,190	218
Partnership	71,041	66,633	18,903
Intersegment eliminations	(61)	(732)	(71)
Corporate activities	(40,388)	(42,985)	(31,926)
	$154,370	$174,428	$127,781

Total assets by segment are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Total assets (1):
Ethanol production	$1,144,459	$1,206,155
Agribusiness and energy services	554,981	579,977
Food and ingredients	725,232	406,429
Partnership	74,935	74,999
Corporate assets	295,217	257,652
Intersegment eliminations	(10,174)	(18,720)
	$2,784,650	$2,506,492

(1)	Asset balances by segment exclude intercompany payable and receivable balances.

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Consolidated Results

Consolidated revenues increased $185.3 million in 2017,  compared with 2016.  Revenues were impacted by the acquisition of the Madison, Mount Vernon and York ethanol plants and Fleischmann’s Vinegar during the third and fourth quarters of 2016, respectively, and cattle feeding operations during the first and second quarters of 2017, plus an increase in ethanol and corn oil volumes sold. This was partially offset by a decrease in grain trading activity volumes and lower average realized prices for ethanol, grain and distillers grains.

Operating income decreased $49.9 million in 2017, compared with 2016 primarily due to a decrease in ethanol margins as well as a decrease in grain trading volume and price, partially offset by the acquisitions of Fleischmann’s Vinegar and the cattle feeding operations. EBITDA decreased $20.1 million in 2017 due to decreased ethanol margins as well as decreased grain trading volume and price, partially offset by the acquisitions of Fleischmann’s Vinegar and the cattle feeding operations.  Interest expense increased $38.3 million in 2017, compared with 2016 primarily due to higher average debt outstanding and borrowing costs, $12.3 million in expense associated with the termination of previous credit facilities, and a $1.3 million charge related to the extinguishment of a portion of the 3.25% convertible notes. Income tax benefit was $124.8 million in 2017, compared with income tax expense of $7.9 million in 2016 primarily due to the company’s recognition of tax benefits related to enactment of the Tax Cuts and Jobs Act and Research and Development credits, or R&D Credits.

The following discussion provides greater detail about our segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Year Ended December 31,
	2017	2016
Ethanol sold
(thousands of gallons)	1,256,361	1,147,630
Distillers grains sold
(thousands of equivalent dried tons)	3,314	3,064
Corn oil sold
(thousands of pounds)	301,920	273,901
Corn consumed
(thousands of bushels)	437,373	401,065

Revenues in the ethanol production segment increased $98.6 million in 2017 compared with 2016 primarily due to higher volumes of ethanol, distillers grains and corn oil produced, primarily due to the acquisition of the Madison, Mount Vernon and York ethanol plants.

Cost of goods sold in the ethanol production segment increased $153.1 million for 2017 compared with 2016 due to higher production volumes associated with the acquisition of the Madison, Mount Vernon and York ethanol plants and increased prices. Operating income for the ethanol production segment decreased $73.2 million for 2017 as a result of the factors identified above, as well as additional general and administrative expenses due to the additional ethanol plants acquired. EBITDA decreased $57.0 million for 2017, compared to 2016 due to decreased margins in ethanol production. Depreciation and amortization expense for the ethanol production segment was $82.0 million for 2017, compared with $68.7 million during 2016.

Agribusiness and Energy Services Segment

Revenues in the agribusiness and energy services segment decreased $41.1 million and operating income decreased $3.6 million in 2017 compared with 2016.  The decrease in revenues was primarily due to a decrease in grain trading volumes, partially offset by increased intersegment distillers grain, marketing and corn revenues. The decrease in operating income was the result of lower margins on merchant trading activity, partially offset by increased intersegment marketing and corn origination fees. EBITDA decreased $0.3 million for 2017, compared to 2016 due to decreased trading volume.

Food and Ingredients Segment

Revenues in our food and ingredients segment increased $153.6 million in 2017 compared with 2016. The increase in revenues was primarily due to the acquisitions of Fleischmann’s Vinegar and the cattle feeding operations. The daily average company-owned cattle on feed for the years ended December 31, 2017 and 2016 was approximately 130,000 and 65,000 head, respectively, and the daily average third-party owned cattle on feed for the years ended December 31, 2017 and 2016 was approximately 46,000 and 1,400, respectively.

Operating income for the food and ingredients segment increased $19.5 million in 2017 compared with 2016, primarily due to an increase in cattle volumes due to the acquisition of the cattle feeding operations in the first and second quarters of 2017, as well as Fleischmann’s Vinegar being included for the entire year. EBITDA for the food and ingredients segment increased by $29.6 million in 2017 compared with 2016, primarily due to an increase in cattle margins, as well as the acquisition of Fleischmann’s Vinegar.

Partnership Segment

Revenues generated from the partnership segment increased $3.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Revenues generated from the partnership’s storage and throughput agreement increased $4.6 million primarily due to higher throughput volumes related to ethanol storage assets acquired in September 2016. Other revenue increased $0.6 million primarily due to the expansion of the partnership’s truck fleet. These increases were partially offset by revenues generated from the partnership’s rail transportation services agreement with Green Plains Trade, which decreased $1.4 million due to lower average rates charged for the railcar volumetric capacity provided, and revenues generated from the partnership’s terminal services agreements, which decreased $0.6 million due to lower biodiesel throughput volumes at our terminals.

General and administrative expenses decreased $0.2 million in 2017 compared with 2016 primarily due to a decrease in transaction costs associated with the acquisition of ethanol storage assets in 2016.

Operating income for the partnership segment increased $4.8 million in 2017 compared to 2016 due to the changes in revenues discussed above, as well as a decrease in operations and maintenance expenses of $0.7 million for 2017.  EBITDA increased $4.4 million for 2017 compared with 2016 due to the increased storage and throughput revenues, as well as a decrease in operations and maintenance expenses of $0.7 million for 2017 compared with 2016.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $29.0 million for 2017 compared with 2016,  due to increased intersegment distillers grain and corn revenues paid to the ethanol production and agribusiness and energy services segments and the increase in storage and throughput fees paid to the partnership segment. Intersegment eliminations of operating income remained relatively unchanged in 2017 compared with 2016.

Corporate Activities

Operating income was impacted by a decrease in operating expenses for corporate activities of $2.4 million for 2017 compared with 2016, primarily due to decreases in selling, general and administrative expenses largely driven by acquisition costs incurred in 2016.

Income Taxes

We recorded income tax benefit of $124.8 million for 2017 compared with income tax expense of $7.9 million in 2016.  The change in income taxes was primarily due to the company’s recognition of tax benefits related to recently enacted Tax Cuts and Jobs Act and R&D Credits. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 289.2% for 2017 compared with 20.5% for 2016.

A study was conducted to determine whether certain activities the company performs qualify for the R&D Credit allowed by the Internal Revenue Code Section 41. As a result of this study, the company concluded these activities do qualify for the credit and determined it was appropriate to claim the benefit of these credits for all open tax years. The company recognized these credits during the second half of 2017, along with an estimate of the credit for qualified activities year-to-date. The company will continue to evaluate eligibility for R&D Credits on a regular basis.

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

Food and Ingredients Segment

Revenues in our food and ingredients segment increased by $98.8 million in 2016 compared with 2015. The increase in revenues was primarily due to an increase in cattle volumes sold as well as the acquisition of Fleischmann’s Vinegar, partially offset by lower average realized cattle prices.

Operating income for the food and ingredients segment increased by $17.4 million in 2016 compared with 2015, primarily due to an increase in cattle margins, as well as the acquisition of Fleischmann’s Vinegar.

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

On December 31, 2017, we had $266.7 million in cash and equivalents, excluding restricted cash, consisting of $198.3 million available to our parent company and the remainder at our subsidiaries. We also had $391.9 million available under our revolving credit agreements, some of which were subject to restrictions or other lending conditions. Funds held by our subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At December 31, 2017, our subsidiaries had approximately $142.8 million of net assets that were not available to us in the form of dividends, loans or advances due to restrictions contained in their credit facilities. As a result of the August 29, 2017 $500 million term loan agreement and related debt extinguishment at Green Plains Processing and Fleischmann’s Vinegar, we no longer consider certain subsidiaries to have restrictions on cash and asset distributions.

Net cash used in operating activities was $159.8 million in 2017 compared with net cash provided by operating activities of $85.2 million in 2016.  Operating activities compared to the prior year were primarily affected by an increase in inventories and decreases in deferred and current income taxes. The changes in deferred and current income taxes were driven by the R&D Credits recognized during the second half of 2017, as well as newly enacted tax reform. Net cash used in investing activities was $128.5 million in 2017, compared to $572.6 million in 2016, due primarily to acquisitions of the cattle feeding operations, as well as capital expenditures at our existing ethanol plants and our vinegar operations and investments in joint ventures. Net cash provided by financing activities was $250.7 million in 2017 primarily due to the net proceeds from the term loan refinancing and additional working capital financing related to the growth in our cattle feeding operations.  The decrease in net cash provided by financing activities in 2017 compared to 2016 was primarily due to the issuance of $170 million of 4.125% convertible senior notes in August 2016 and $135 million of debt to partially fund the acquisition of Fleischmann’s Vinegar. In addition, the partnership made net borrowings of $129 million during 2016, primarily to finance the acquisitions of the storage and transportation assets of the Hereford and Hopewell ethanol plants on January 1, 2016, and the Mount Vernon, Madison and York ethanol plants on September 23, 2016.

Additionally, Green Plains Trade, Green Plains Cattle and Green Plains Grain use revolving credit facilities to finance working capital requirements. We frequently draw on and repay these facilities, which results in significant cash movements reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

We incurred capital expenditures of $52.3 million in 2017 for projects, including expansion projects of approximately $13.1 million for ethanol production capacity and $13.5 million for vinegar production capacity and various other projects. The current projected estimate for capital spending for 2018 is approximately $80.0 million, which is subject to review prior to the initiation of any project. The budget includes additional expenditures for expansion projects at our operations, investments in joint ventures, as well as expenditures for various other maintenance projects, and is expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

Our business is highly sensitive to the price of commodities, particularly for corn, ethanol, distillers grains, corn oil, natural gas and cattle. We use derivative financial instruments to reduce the market risk associated with fluctuations in commodity prices. Sudden changes in commodity prices may require cash deposits with brokers for margin calls or significant liquidity with little advanced notice to meet margin calls, depending on our open derivative positions. On December 31, 2017, we had $18.2 million in margin deposits for broker margin requirements. We continuously monitor our exposure to margin calls and believe we will continue to maintain adequate liquidity to cover margin calls from our operating results and borrowings.

We have paid a quarterly cash dividend since August 2013 and anticipate declaring a cash dividend in future quarters on a regular basis. Future declarations of dividends, however, are subject to board approval and may be adjusted as our liquidity, business needs or market conditions change. On February 7, 2018, our board of directors declared a quarterly cash dividend of $0.12 per share. The dividend is payable on March 15, 2018, to shareholders of record at the close of business on February 23, 2018.

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement requires us to distribute all available cash, as defined, to our partners within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. On January 18, 2018, the board of directors of the general partner of the partnership declared a cash distribution of $0.47 per unit on outstanding common and subordinated units. The distribution is payable on February 9, 2018, to unitholders of record at the close of business on February 2, 2018.

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. During 2017, we purchased a total of 394,677 shares of common stock for approximately $6.7 million. To date, we have repurchased 909,667 shares of common stock for approximately $16.7 million under the program.

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

On June 23, 2017, we filed an automatically effective registration statement on Form S-8 with the SEC, registering 1,110,000 shares of common stock for issuance under the 2009 Equity Incentive Plan.

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

Debt

We were in compliance with our debt covenants at December 31, 2017. Based on our forecasts and the current margin environment, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.

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

In September 2013, we issued $120.0 million of 3.25% convertible senior notes due in 2018, or 3.25% notes, which are senior, unsecured obligations with interest payable on April 1 and October 1 of each year. Prior to April 1, 2018, the 3.25% notes are not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment upon the occurrence of certain events, including when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted as of December 31, 2017 to 50.2408 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $19.90 per share. We may settle the 3.25% notes in cash, common stock or a combination of cash and common stock.

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

Agribusiness and Energy Services Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. The facility matures in July of 2019. This facility can be increased by up to $75.0 million with agent approval and up to $50.0 million for seasonal borrowings. Total commitments outstanding under the facility cannot exceed $250.0 million. At December 31, 2017, the outstanding principal balance was $75.0 million on the facility and the interest rate was 4.62%.

Green Plains Trade has a $300.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. The facility matures in July of 2022. This facility can be increased by up to $70.0 million with agent approval. At December 31, 2017, the outstanding principal balance was $180.3 million on the facility and the interest rate was 3.77%.

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

Food and Ingredients Segment

Green Plains Cattle has a $425.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. The facility matures in April of 2020. This facility can be increased by up to $75.0 million with agent approval. At December 31, 2017, the outstanding principal balance was $270.9 million on the facility and our interest rate was 4.07%.

On April 28, 2017, we amended the revolving credit facility to fund the additional working capital requirements related to the acquisition of two cattle feeding operations located in Leoti, Kansas and Eckley, Colorado. The amendment increased the maximum commitment from $100.0 million to $200.0 million until July 31, 2017, at which time it increased to $300.0 million. The maturity date was extended from October 31, 2017 to April 30, 2020.

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

On November 16, 2017, we amended the revolving credit facility, to increase the maximum commitment from $300.0 million to $425.0 million, with an additional $75.0 million available to Green Plains Cattle under an accordion feature. Additionally, the amendment increased the swing-line sublimit from $15.0 million to $20.0 million. All other terms and conditions of the credit facility remain the same.

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a $195.0 million revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. On October 27, 2017, Green Plains Operating Company accessed a portion of its available $100.0 million accordion feature to increase the revolving credit facility by $40.0 million, from $155.0 million to $195.0 million. At December 31, 2017, the outstanding principal balance of the facility was $126.9 million and our interest rate was 4.07%.

Refer to Note 11 – Debt included as part of the notes to consolidated financial statements for more information about our debt.

Contractual Obligations

Contractual obligations as of December 31, 2017 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term and short-term debt obligations (1)	$ 1,413,309	$ 596,395	$ 139,620	$ 182,023	$ 495,271
Interest and fees on debt obligations (2)	281,231	72,190	94,828	82,706	31,507
Operating lease obligations (3)	109,147	30,966	41,584	18,085	18,512
Other	9,071	2,722	1,403	2,398	2,548
Purchase obligations
Forward grain purchase contracts (4)	132,391	122,217	7,257	2,000	917
Other commodity purchase contracts (5)	170,777	170,777	-	-	-
Other	301	299	2	-	-
Total contractual obligations	$ 2,116,227	$ 995,566	$ 284,694	$ 287,212	$ 548,755

(1)	Includes the current portion of long-term debt and excludes the effect of any debt discounts and issuance costs.
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

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk.

We use various financial instruments to manage and reduce our exposure to various market risks, including changes in commodity prices and interest rates. We conduct the majority of our business in U.S. dollars and are not currently exposed to material foreign currency risk.

Interest Rate Risk

We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or LIBOR. A 10% increase in interest rates would affect our interest cost by approximately $6.2 million per year. At December 31, 2017, we had $1.4 billion in debt, $1.2 billion of which had variable interest rates.

Refer to Note 11 – Debt included as part of the notes to consolidated financial statements for more information about our debt.

Commodity Price Risk

Our business is highly sensitive to commodity price risk, particularly for ethanol, distillers grains, corn oil, corn, natural gas and cattle. Corn prices are affected by weather conditions, yield, changes in domestic and global supply and demand, and government programs and policies. Natural gas prices are influenced by severe weather in the summer and winter and hurricanes in the spring, summer and fall. Other factors include North American energy exploration and production, and the amount of natural gas in underground storage during injection and withdrawal seasons. Ethanol prices are sensitive to world crude oil supply and demand, the price of crude oil, gasoline and corn, the price of substitute fuels, refining capacity and utilization, government regulation and consumer demand for alternative fuels. Distillers grains prices are impacted by livestock numbers on feed, prices for feed alternatives and supply, which is associated with ethanol plant production. Cattle prices are impacted by availability of feeder cattle, weather conditions, overall economic conditions, government regulations and packer processing disruptions.

To reduce the risk associated with fluctuations in the price of corn, natural gas, ethanol, distillers grains, corn oil and cattle, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade and the New York Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. For the year ended December 31, 2017, revenues included net gains of $3.9 million and cost of goods sold included net gains of $23.7 million associated with derivative instruments.

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

Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on December 31, 2017, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	1,470,000	Gallons	$158,378
Corn	518,000	Bushels	$143,409
Distillers grains	4,100	Tons (2)	$34,617
Corn Oil	359,000	Pounds	$7,100
Natural gas	41,700	MMBTU	$6,675

(1)	Estimated volumes reflect anticipated expansion of production capacity at our ethanol plants and assumes production at full capacity.
(2)	Distillers grains quantities are stated on an equivalent dried ton basis.

Agribusiness and Energy Services Segment

In the agribusiness and energy services segment, a portion of our inventories, physical purchase and sale contracts and derivatives are marked to market. To reduce commodity price risk caused by market fluctuations for purchase and sale commitments of grain and grain held in inventory, we enter into exchange-traded futures and options contracts that serve as economic hedges.

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $243 thousand for grain at December 31, 2017. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $18 thousand.

Food and Ingredients Segment

In the food and ingredients segment, certain physical purchase and sale contracts and derivatives are marked to market. To reduce commodity price risk caused by market fluctuations for purchase and sale commitments of cattle, we enter into exchange-traded futures and options contracts that serve as economic hedges.

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position subject to market risk was approximately $2.8 million for cattle based on market prices at December 31, 2017. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $0.2 million.

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position subject to market risk was approximately $10.0 million for grain and other cattle feed based on market prices at December 31, 2017. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $0.8 million.

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

Under the supervision of and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2017, based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We completed the acquisition of a cattle feeding operation near Hereford, Texas on March 10, 2017 and two cattle feeding operations in Leoti, Kansas and Eckley, Colorado on May 16, 2017. Our management excluded from its assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2017, the acquired businesses’ internal control over financial reporting associated with the acquired assets which represent approximately 8% of the company’s consolidated total assets and approximately 3% of the company’s consolidated total revenues as of and for the year ended December 31, 2017.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. We have not identified any changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Green Plains Inc. and subsidiaries:

Opinion on Internal Control Over Financial Reporting

We have audited Green Plains Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index in Item 15 (collectively, the consolidated financial statements), and our report dated February 14, 2018 expressed an unqualified opinion on those consolidated financial statements.

The Company completed the acquisition of a cattle feeding operation near Hereford, Texas on March 10, 2017 and two cattle feeding operations in Leoti, Kansas and Eckley, Colorado on May 16, 2017 (the “acquired businesses”), and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, the acquired businesses’ internal control over financial reporting associated with approximately 8% of the Company’s consolidated total assets and approximately 3% of the Company’s consolidated total revenues as of and for the year ended December 31, 2017.  Our audit of internal control over financial reporting of the company also excluded an evaluation of the internal control over financial reporting of the acquired businesses.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

 /s/ KPMG LLP

Omaha, Nebraska
February 14, 2018

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information in our Proxy Statement for the 2018 Annual Meeting of Stockholders (“Proxy Statement”) under “Information about the Board of Directors and Corporate Governance,” “Proposal 1 – Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference.

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

2.6

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

*10.2	2007 Equity Incentive Plan (Incorporated by reference to Appendix A of the company’s Definitive Proxy Statement filed March 27, 2007)
10.3	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.53 of the company’s Registration Statement on Form S-4/A filed August 1, 2008)
*10.4(a)	Employment Agreement with Todd Becker (Incorporated by reference to Exhibit 10.54 of the company’s Registration Statement on Form S-4/A filed August 1, 2008)
*10.4(b)	Amendment No. 1 to Employment Agreement with Todd Becker, dated December 18, 2009. (Incorporated by reference to Exhibit 10.7(b) of the company’s Annual Report on Form 10-K filed February 24, 2010)
*10.5(a)	2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K dated May 11, 2009)
*10.5(b)	Amendment No. 1 to the 2009 Equity Incentive Plan (Incorporated by reference to Appendix A of the company’s Definitive Proxy Statement filed March 25, 2011)
*10.5(c)	Amendment No. 2 to the 2009 Equity Incentive Plan (Incorporated by reference to Appendix A of the company’s Definitive Proxy Statement filed March 29, 2013)

*10.5(d)	Amended and Restated 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 of the company’s Registration Statement on Form S-8 filed June 23, 2017)
*10.5(e)	Form of Stock Option Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(b) of the company’s Annual Report on Form 10-K filed February 24, 2010)
*10.5(f)

Form of Restricted Stock Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(c) of the company’s Annual Report on Form 10-K/A (Amendment No. 1) filed February 25, 2010)

*10.5(g)	Form of Deferred Stock Unit Award Agreement for 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.19(d) of the company’s Annual Report on Form 10-K filed February 24, 2010)
10.6(a)

Second Amended and Restated Revolving Credit and Security Agreement dated April 26, 2013 by and among Green Plains Trade Group LLC and PNC Bank, National Association (as Lender and Agent) (Incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.6(b)

Third Amended and Restated Revolving Credit and Security Agreement dated November 26, 2014 by and among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association (as Lender and Agent) (Incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed December 2, 2014)

10.6(c)

Fourth Amended and Restated Revolving Credit and Security Agreement dated July 28, 2017, among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association as Lender and Agent (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated July 31, 2017)

10.6(d)

First Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of August 29, 2017, among Green Plains Trade Group LLC and PNC Bank, National Association, as agent, and the lenders party to the Credit and Security Agreement (Incorporated by reference to Exhibit 10.4(a) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.6(e)

Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2(b) of the company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.6(f)

Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and BMO Harris Bank N.A. (Incorporated by reference to Exhibit 10.2(c) of the company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.6(g)

Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and Alostar Bank of Commerce (Incorporated by reference to Exhibit 10.2(d) of the company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.6(h)

Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and Bank of America (Incorporated by reference to Exhibit 10.2(e) of the company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.6(i)

Second Amended and Restated Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.2(a) of the company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.6(j)

ABL Intercreditor Agreement, dated as of August 29, 2017, among PNC Bank, National Association, as ABL Collateral Agent, and BNP Paribas, as Term Loan Collateral Agent, and acknowledged by Green Plains Trade Group LLC and the other ABL Grantors (Incorporated by reference to Exhibit 10.4(b) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.6(k)

Guaranty, dated as of August 29, 2017, in favor of PNC Bank, National Association, as agent (Incorporated by reference to Exhibit 10.4(c) to the company’s Current Report on Form 8-K dated August 29, 2017)

*10.7	Umbrella Short-Term Incentive Plan (Incorporated by reference to Appendix A of the company’s Proxy Statement filed April 3, 2014)
*10.8	Director Compensation effective May 11, 2016 (Incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)
*10.9	Director Compensation effective November 14, 2017

*10.10	Employment Agreement dated March 4, 2011 by and between the company and Jeffrey S. Briggs (Incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed March 8, 2011)
*10.11

Employment Agreement dated March 4, 2011 by and between the company and Carl S. (Steve) Bleyl (Incorporated by reference to Exhibit 10.2 of the company’s Current Report on Form 8-K filed March 8, 2011)

10.12(a)

Credit Agreement dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc., BNP Paribas Securities Corp. as Lead Arranger, Rabo Agrifinance, Inc. as Syndication Agent, ABN AMRO Capital USA LLC as Documentation Agent and BNP Paribas as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed November 3, 2011)

10.12(b)

Security Agreement dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and BNP Paribas (Incorporated by reference to Exhibit 10.2 of the company’s Current Report on Form 8-K filed November 3, 2011)

10.12(c)

Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and Bank of Oklahoma (Incorporated by reference to Exhibit 10.3 of the company’s Current Report on Form 8-K filed November 3, 2011)

10.12(d)

Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 of the company’s Current Report on Form 8-K filed November 3, 2011)

10.12(e)

Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and Farm Credit Bank of Texas (Incorporated by reference to Exhibit 10.5 of the company’s Current Report on Form 8-K filed November 3, 2011)

10.12(f)

First Amendment to Credit Agreement dated January 6, 2012 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc., BNP Paribas and the Required Lenders (Incorporated by reference to Exhibit 10.26(k) of the company’s Annual Report on Form 10-K filed February 17, 2012)

10.12(g)

Second Amendment to Credit Agreement, dated October 26, 2012, by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex, Inc., BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.5 of the company’s Quarterly Report on Form 10-Q filed November 1, 2012)

10.12(h)

Third Amendment to Credit Agreement, dated August 27, 2013, by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex, Inc., BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q filed October 31, 2013)

10.12(i)

Fourth Amendment to Credit Agreement, dated August 8, 2014, by and among Green Plains Grain Company LLC (including in its capacity as successor by merger to Green Plains Essex Inc.), Green Plains Grain Company TN LLC, BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q filed October 30, 2014)

10.12(j)

Fifth Amendment to Credit Agreement, dated June 1, 2015, by and among Green Plains Grain Company LLC (including in its capacity as successor by merger to Green Plains Essex Inc.), Green Plains Grain Company TN LLC, BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.5 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.12(k)

Sixth Amendment to Credit Agreement, dated January 5, 2016, by and among Green Plains Grain Company LLC (including in its capacity as successor by merger to Green Plains Essex Inc.), Green Plains Grain Company TN LLC, BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.6 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.12(l)

Seventh Amendment to Credit Agreement, dated July 27, 2016, by and among Green Plains Grain Company LLC (including in its capacity as successor by merger to Green Plains Essex Inc.), Green Plains Grain Company TN LLC, BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.7 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.12(m)

Eighth Amendment to Credit Agreement, dated as of August 29, 2017, among Green Plains Grain Company and BNP Paribas, as Administrative Agent, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.3(a) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.12(n)

ABL Intercreditor Agreement, dated as of August 29, 2017, among BNP Paribas, as ABL Collateral Agent, and BNP Paribas, as Term Loan Collateral Agent, and acknowledged by Green Plains Grain Company LLC and the other ABL Grantors (Incorporated by reference to Exhibit 10.3(b) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.12(o)	Guaranty, dated as of August 29, 2017, in favor of BNP Paribas, as administrative agent (Incorporated by reference to Exhibit 10.3(c) to the company’s Current Report on Form 8-K dated August 29, 2017)
*10.13

Employment Agreement by and between Green Plains Renewable Energy, Inc. and Patrich Simpkins dated April 1, 2012 (Incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q filed May 1, 2014)

*10.14	Employment Agreement with John Neppl (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated September 5, 2017)
10.15(a)

Term Loan Agreement, dated as of June 10, 2014, among Green Plains Processing, LLC, as Borrower, the Lenders Party Hereto, BNP Paribas, as Administrative Agent and as Collateral Agent, and BMO Capital Markets and BNP Paribas Securities Corp., as Joint Lead Arrangers and Joint Book Runners (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated June 12, 2014)

10.15(b)	Guaranty - Green Plains Inc. (Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated June 12, 2014)
10.15(c)	Guaranty - Green Plains Processing Subsidiaries (Incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated June 12, 2014)
10.15(d)	Pledge Agreement (Incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K dated June 12, 2014)
10.15(e)	Security Agreement (Incorporated by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K dated June 12, 2014)
10.15(f)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Atkinson LLC (Incorporated by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K dated June 12, 2014)

10.15(g)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Central City LLC (Incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K dated June 12, 2014)

10.15(h)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Ord LLC (Incorporated by reference to Exhibit 10.8 to the company’s Current Report on Form 8-K dated June 12, 2014)

10.15(i)

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Bluffton LLC (Incorporated by reference to Exhibit 10.9 to the company’s Current Report on Form 8-K dated June 12, 2014)

10.15(j)

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Otter Tail LLC (Incorporated by reference to Exhibit 10.10 to the company’s Current Report on Form 8-K dated June 12, 2014)

10.15(k)

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Shenandoah LLC (Incorporated by reference to Exhibit 10.11 to the company’s Current Report on Form 8-K dated June 12, 2014)

10.15(l)

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

10.15(m)

Second Amendment to Term Loan Agreement, dated as of June 11, 2015, by and between Green Plains Processing, BNP Paribas, as Administrative Agent and Collateral Agent and as a Lender (Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.15(n)	Joinder Agreement (Incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated June 16, 2015)
10.15(o)

Incremental Joinder Agreement, dated October 27, 2017, among Green Plains Operating Company LLC and Bank of America, as Administrative (Incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q dated November 2, 2017)

10.15(p)

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Fairmont LLC, as mortgagor, to and for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.15(q)

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Holdings II LLC, as mortgagor, to and for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.15(r)

Mortgage by and from Green Plains Holdings II LLC, as mortgagor, to and for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.15(s)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and from Green Plains Obion LLC, as trustor, to the trustee named therein for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.15(t)

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Superior LLC, as mortgagor, to and for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.8 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.15(u)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Wood River LLC, as trustor, to the trustee named therein for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.9 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.15(v)

Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Otter Tail LLC, as mortgagor, to and for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.10 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.15(w)

Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Bluffton LLC, as mortgagor, to and for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.11 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.15(x)

Amendment to Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Atkinson LLC, as trustor, to the trustee named therein for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.12 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.15(y)

Amendment to Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Central City LLC, as trustor, to the trustee named therein for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.13 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.15(z)

Amendment to Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Ord LLC, as trustor, to the trustee named therein for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.14 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.15(aa)

Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Shenandoah LLC, as mortgagor, to and for the benefit of BNP Paribas (Incorporated by reference to Exhibit 10.15 to the company’s Current Report on Form 8-K dated June 16, 2015)

10.16(a)

Credit Agreement dated December 3, 2014 among Green Plains Cattle Company, LLC, Bank of the West and ING Capital LLC, as Joint Administrative Agents, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated December 5, 2014)

10.16(b)

Security and Pledge Agreement dated December 3, 2014 among Green Plains Cattle Company, LLC, and Bank of the West and ING Capital LLC in their capacity as Joint Administrative Agents (Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated December 5, 2014)

10.16(c)

Second Amendment to the Credit Agreement, dated as of April 28, 2017, by and among Green Plains Cattle Company LLC and Bank of the West and ING Capital LLC. (joint administrative agents for lenders). (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated May 1, 2017)

10.16(d)

Third Amendment to the Credit Agreement, dated June 29, 2017, among Green Plains Cattle Company LLC, Bank of the West and ING Capital LLC, as Joint Administrative Agents, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q filed August 3, 2017)

10.16(e)

Fourth Amendment to the Credit Agreement, dated as of August 29, 2017, among Green Plains Cattle Company LLC, Bank of the West and ING Capital LLC, as Joint Administrative Agents, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.2(a) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.16(f)

Fifth Amendment to the Credit Agreement, dated as of November 16, 2017, among Green Plains Cattle Company LLC, Bank of the West and ING Capital LLC, as Joint Administrative Agents, and the lenders party to the Credit Agreement (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated November 17, 2017)

10.16(g)

ABL Intercreditor Agreement, dated as of August 29, 2017, among Bank of the West and ING Capital LLC, as Joint ABL Collateral Agent, and BNP Paribas, as Term Loan Collateral Agent, and acknowledged by Green Plains Cattle Company LLC and the other ABL Grantors (Incorporated by reference to Exhibit 10.2(b) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.16(h)

Guaranty, dated as of August 29, 2017, in favor of Bank of the West and ING Capital LLC, as joint administrative agents (Incorporated by reference to Exhibit 10.2(c) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.17

Contribution, Conveyance and Assumption Agreement, dated July 1, 2015, by and among Green Plains Inc., Green Plains Obion LLC, Green Plains Trucking LLC, Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.18(a)

Omnibus Agreement, dated July 1, 2015, by and among Green Plains Inc., Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.18(b)

First Amendment to the Omnibus Agreement, dated January 1, 2016, by and among Green Plains Inc., Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (Incorporated by reference to Exhibit 10.22(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.18(c)

Second Amendment to the Omnibus Agreement, dated September 23, 2016, by and among Green Plains Inc., Green Plains Partners LP, Green Plains Holdings LLC and Green Plains Operating Company LLC (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated September 26, 2016)

10.19(a)

Operational Services and Secondment Agreement, dated July 1, 2015, by and between Green Plains Inc. and Green Plains Holdings LLC (Incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.19(b)

Amendment No. 1 to the Operational Services and Secondment Agreement, dated January 1, 2016, by and between Green Plains Inc. and Green Plains Holdings LLC (Incorporated by reference to Exhibit 10.23(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.19(c)

Amendment No. 2 to Operational Services and Secondment Agreement, dated September 23, 2016, between Green Plains Inc. and Green Plains Holdings LLC (Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated September 26, 2016)

10.20(a)

Rail Transportation Services Agreement, dated July 1, 2015, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (Incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.20(b)

Amendment No. 1 to Rail Transportation Services Agreement, dated September 1, 2015, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (Incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.20(c)

Correction to Rail Transportation Services Agreement, dated May 12, 2016, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (Incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.20(d)	Amendment No. 2 to Rail Transportation Services Agreement, dated November 30, 2016 (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated December 1, 2016)
10.21(a)

Ethanol Storage and Throughput Agreement, dated July 1, 2015, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (Incorporated by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.21(b)

Amendment No. 1 to the Ethanol Storage and Throughput Agreement, dated January 1, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (Incorporated by reference to Exhibit 10.25(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.21(c)

Clarifying Amendment to Ethanol Storage and Throughput Agreement, dated January 4, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (Incorporated by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.21(d)

Amendment No. 2 to Ethanol Storage and Throughput Agreement, dated September 23, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (Incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated September 26, 2016)

10.22

Credit Agreement, dated July 1, 2015, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (Incorporated by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.23

Asset Purchase Agreement, dated January 1, 2016, by and among Green Plains Inc., Green Plains Hereford LLC, Green Plains Hopewell LLC, Green Plains Holdings LLC, Green Plains Partners LP, Green Plains Operating Company LLC, Green Plains Ethanol Storage LLC and Green Plains Logistics LLC (Incorporated by reference to Exhibit 10.27 to the company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.24(a)

Credit Agreement, dated as of October 3, 2016, by and among Green Plains II LLC, Green Plains I LLC (as borrower and guarantor) and Maranon Capital, L.P. (as agent for lenders). (Incorporated by reference to Exhibit 10.1(a) to the company’s Current Report on Form 8-K dated October 3, 2016)

10.24(b)

Term Notes, dated as of October 3, 2016, by and among Green Plains II LLC (as borrower), Northwestern Mutual Life Insurance Company, Axa Equitable Life Insurance Company, Metropolitan Life Insurance Company and MetLife Insurance Company USA (as lenders) and Maranon Capital, L.P. (as agent for lenders). (Incorporated by reference to Exhibit 10.1(b) to the company’s Current Report on Form 8-K dated October 3, 2016)

10.24(c)

Revolving Notes, dated as of October 3, 2016, by and among Green Plains II LLC (as borrower), Northwestern Mutual Life Insurance Company, Metropolitan Life Insurance Company (as lenders) and Maranon Capital, L.P. (as agent for lenders). (Incorporated by reference to Exhibit 10.1(c) to the company’s Current Report on Form 8-K dated October 3, 2016)

10.24(d)

Borrower Joinder to Credit Agreement and Notes, dated as of October 3, 2016, by and among SCI Ingredients Holdings, Inc., FVC Intermediate Holdings, Inc., Fleischmann’s Vinegar Company, Inc., FVC Houston, Inc. (as new borrowers) and Maranon Capital, L.P. (as agent for lenders). (Incorporated by reference to Exhibit 10.1(d) to the company’s Current Report on Form 8-K dated October 3, 2016)

10.24(e)

Security Agreement, dated as of October 3, 2016, by and among Green Plains II LLC, Green Plains I LLC (as borrowers and guarantor) and Maranon Capital, L.P. (as agent for lenders). (Incorporated by reference to Exhibit 10.1(e) to the company’s Current Report on Form 8-K dated October 3, 2016)

10.24(f)

Joinder Agreement to Security Agreement, dated as of October 3, 2016, by and among SCI Ingredients Holdings, Inc., FVC Intermediate Holdings, Inc., Fleischmann’s Vinegar Company, Inc., FVC Houston, Inc. and Maranon Capital, L.P. (as agent for lenders). (Incorporated by reference to Exhibit 10.1(f) to the company’s Current Report on Form 8-K dated October 3, 2016)

10.24(g)

Pledge Agreement, dated as of October 3, 2016, by and among Green Plains II LLC, Green Plains I LLC (as pledgors) and Maranon Capital, L.P. (as agent for lenders). (Incorporated by reference to Exhibit 10.1(g) to the company’s Current Report on Form 8-K dated October 3, 2016)

10.24(h)

Pledge Supplement, dated as of October 3, 2016, by and among Green Plains II LLC and each Pledgor and Maranon Capital, L.P. (as agent for lenders). (Incorporated by reference to Exhibit 10.1(h) to the company’s Current Report on Form 8-K dated October 3, 2016)

10.24(i)

Joinder to Pledge Agreement, dated as of October 3, 2016, by and among SCI Ingredients Holdings, Inc., FVC Intermediate Holdings, Inc., Fleischmann’s Vinegar Company, Inc., FVC Houston, Inc. (as new pledgers) and Maranon Capital, L.P. (as agent for lenders). (Incorporated by reference to Exhibit 10.1(i) to the company’s Current Report on Form 8-K dated October 3, 2016)

10.24(j)

Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement by Fleischmann’s Vinegar Company, Inc., as mortgagor, to and for the benefit of Maranon Capital, L.P. (State of Alabama) (Incorporated by reference to Exhibit 10.22(j) to the company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.24(k)

Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing by Fleischmann’s Vinegar Company, Inc., as mortgagor, to and for the benefit of Maranon Capital, L.P. (State of California) (Incorporated by reference to Exhibit 10.22(k) to the company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.24(l)

Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement by Fleischmann’s Vinegar Company, Inc., as mortgagor, to and for the benefit of Maranon Capital, L.P. (State of Illinois) (Incorporated by reference to Exhibit 10.22(l) to the company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.24(m)

Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing by Fleischmann’s Vinegar Company, Inc., as mortgagor, to and for the benefit of Maranon Capital, L.P. (State of Maryland) (Incorporated by reference to Exhibit 10.22(m) to the company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.24(n)

Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing by Fleischmann’s Vinegar Company, Inc., as mortgagor, to and for the benefit of Maranon Capital, L.P. (State of Missouri) (Incorporated by reference to Exhibit 10.22(n) to the company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.24(o)

Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement by Fleischmann’s Vinegar Company, Inc., as mortgagor, to and for the benefit of Maranon Capital, L.P. (State of New York) (Incorporated by reference to Exhibit 10.22(o) to the company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.25(a)

Term Loan Agreement, dated as of August 29, 2017, among Green Plains Inc., BNP Paribas, as administrative agent and collateral agent and BNP Paribas Securities Corp., BMO Capital Markets Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book runners (Incorporated by reference to Exhibit 10.1(a) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.25(b)

First Amendment to Term Loan Agreement, dated October 16, 2017, among Green Plains, Inc. and BNP Paribas, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q dated November 2, 2017)

10.25(c)

Guaranty, dated as of August 29, 2017, in favor of BNP Paribas, as collateral agent and administrative agent, and the other lenders party to the Term Loan Agreement (Incorporated by reference to Exhibit 10.1(b) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.25(d)

Pledge Agreement, dated as of August 29, 2017, among Green Plains Inc., its subsidiaries and BNP Paribas, as collateral agent (Incorporated by reference to Exhibit 10.1(c) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.25(e)

Security Agreement, dated as of August 29, 2017, among Green Plains Inc., its subsidiaries and BNP Paribas, as collateral agent (Incorporated by reference to Exhibit 10.1(d) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.25(f)

Term Loan Intercreditor and Collateral Agency Agreement, dated as of August 29, 2017, among BNP Paribas, as Term Loan Collateral Agent, BNP Paribas, as Pari Passu Collateral Agent, Bank of the West and ING Capital LLC, as ABL-Cattle Agent, BNP Paribas, as ABL-Grain Agent, PNC Bank, National Association, as ABL-Trade Agent, and acknowledged by Green Plains Inc. and new grantors (Incorporated by reference to Exhibit 10.1(e) to the company’s Current Report on Form 8-K dated August 29, 2017)

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
101

The following information from Green Plains Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements and Financial Statement Schedule.

_______________________________________________________

* Represents management compensatory contracts

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS INC.

(Registrant)

Date:  February 14, 2018                                     By:   /s/ Todd A. Becker

Todd A. Becker

President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer	February 14, 2018
Todd A. Becker	(Principal Executive Officer) and Director

/s/ John W. Neppl	Chief Financial Officer (Principal Financial	February 14, 2018
John W. Neppl	Officer and Principal Accounting Officer)

/s/ Wayne B. Hoovestol	Chairman of the Board	February 14, 2018
Wayne B. Hoovestol

/s/ Jim Anderson	Director	February 14, 2018
Jim Anderson

/s/ James F. Crowley	Director	February 14, 2018
James F. Crowley

/s/ S. Eugene Edwards	Director	February 14, 2018
S. Eugene Edwards

/s/ Gordon F. Glade	Director	February 14, 2018
Gordon F. Glade

/s/ Ejnar A. Knudsen III	Director	February 14, 2018
Ejnar A. Knudsen III

/s/ Thomas L. Manuel	Director	February 14, 2018
Thomas L. Manuel

/s/ Brian D. Peterson	Director	February 14, 2018
Brian D. Peterson

/s/ Alain Treuer	Director	February 14, 2018
Alain Treuer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Green Plains Inc. and subsidiaries:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Green Plains Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index in Item 15 (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Omaha, Nebraska
February 14, 2018

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$266,651	$304,211
Restricted cash	13,810	51,979
Accounts receivable, net of allowances of $217 and $266, respectively	151,122	147,495
Income taxes receivable	6,413	10,379
Inventories	711,878	422,181
Prepaid expenses and other	17,808	17,095
Derivative financial instruments	38,789	47,236
Total current assets	1,206,471	1,000,576
Property and equipment, net	1,176,707	1,178,706
Goodwill	182,879	183,696
Other assets	218,593	143,514
Total assets	$2,784,650	$2,506,492

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$205,479	$192,275
Accrued and other liabilities	63,886	67,473
Derivative financial instruments	12,884	8,916
Income taxes payable	9,909	-
Short-term notes payable and other borrowings	526,180	291,223
Current maturities of long-term debt	67,923	35,059
Total current liabilities	886,261	594,946
Long-term debt	767,396	782,610
Deferred income taxes	56,801	140,262
Other liabilities	15,056	9,483
Total liabilities	1,725,514	1,527,301

Commitments and contingencies (Note 16)

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,410,405 and 46,079,108 shares issued, and 41,084,463 and 38,364,118 shares outstanding, respectively	46	46
Additional paid-in capital	685,019	659,200
Retained earnings	325,411	283,214
Accumulated other comprehensive loss	(13,110)	(4,137)
Treasury stock, 5,325,942 and 7,714,990 shares, respectively	(55,184)	(75,816)
Total Green Plains stockholders' equity	942,182	862,507
Noncontrolling interests	116,954	116,684
Total stockholders' equity	1,059,136	979,191
Total liabilities and stockholders' equity	$2,784,650	$2,506,492

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues
Product revenues	$3,589,981	$3,402,579	$2,957,201
Service revenues	6,185	8,302	8,388
Total revenues	3,596,166	3,410,881	2,965,589

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	3,301,587	3,096,079	2,729,367
Operations and maintenance expenses	33,448	34,211	29,601
Selling, general and administrative expenses	112,024	104,677	79,594
Depreciation and amortization expenses	107,361	84,226	65,950
Total costs and expenses	3,554,420	3,319,193	2,904,512
Operating income	41,746	91,688	61,077

Other income (expense)
Interest income	1,597	1,541	1,211
Interest expense	(90,160)	(51,851)	(40,366)
Other, net	3,666	(3,027)	(457)
Total other expense	(84,897)	(53,337)	(39,612)
Income (loss) before income taxes	(43,151)	38,351	21,465
Income tax (expense) benefit	124,782	(7,860)	(6,237)
Net income	81,631	30,491	15,228
Net income attributable to noncontrolling interests	20,570	19,828	8,164
Net income attributable to Green Plains	$61,061	$10,663	$7,064

Earnings per share:
Net income attributable to Green Plains - basic	$1.56	$0.28	$0.19
Net income attributable to Green Plains - diluted	$1.47	$0.28	$0.18
Weighted average shares outstanding:
Basic	39,247	38,318	37,947
Diluted	50,240	38,573	39,028

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2017	2016	2015

Net income	$81,631	$30,491	$15,228
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during period, net of tax (expense) benefit of $2,967, $10,494, and $(4,413), respectively	(5,048)	(18,744)	7,169
Reclassification of realized (gains) losses on derivatives, net of tax expense (benefit) of $2,306, $(8,830), and $1,855, respectively	(3,925)	15,772	(3,014)
Total other comprehensive income (loss), net of tax	(8,973)	(2,972)	4,155
Comprehensive income	72,658	27,519	19,383
Comprehensive income attributable to noncontrolling interests	20,570	19,828	8,164
Comprehensive income attributable to Green Plains	$52,088	$7,691	$11,219

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

								Total
	Common		Additional		Accum. Other			Green Plains	Non-	Total
	Stock		Paid-in	Retained	Comp. Income	Treasury Stock		Stockholders'	Control.	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity	Interests	Equity
Balance, December 31, 2014	44,809	$45	$569,431	$299,101	$(5,320)	7,200	$(65,808)	$797,449	$-	$797,449
Net income	-	-	-	7,064	-	-	-	7,064	8,164	15,228
Cash dividends and distributions declared	-	-	-	(15,191)	-	-	-	(15,191)	(4,604)	(19,795)
Other comp. income before reclassification	-	-	-	-	7,169	-	-	-	-	-
Amounts reclassified from accum. other comp. income	-	-	-	-	(3,014)	-	-	-	-	-
Other comp. income, net of tax	-	-	-	-	4,155	-	-	4,155	-	4,155
Repurchase of common stock	-	-	-	-	-	192	(4,003)	(4,003)	-	(4,003)
Net proceeds from issuance of common units - Green Plains Partners LP	-	-	-	-	-	-	-	-	157,452	157,452
Stock-based compensation	432	-	7,590	-	-	-	-	7,590	67	7,657
Stock options exercised	41	-	766	-	-	-	-	766	-	766
Balance, December 31, 2015	45,282	45	577,787	290,974	(1,165)	7,392	(69,811)	797,830	161,079	958,909
Net income	-	-	-	10,663	-	-	-	10,663	19,828	30,491
Cash dividends and distributions declared	-	-	-	(18,423)	-	-	-	(18,423)	(18,855)	(37,278)
Other comp. loss before reclassification	-	-	-	-	(18,744)	-	-	-	-	-
Amounts reclassified from accum. other comp. loss	-	-	-	-	15,772	-	-	-	-	-
Other comp. loss, net of tax	-	-	-	-	(2,972)	-	-	(2,972)	-	(2,972)
Transfer of assets to Green Plains Partners LP	-	-	47,390	-	-	-	-	47,390	(47,390)	-
Consolidation of BioProcess Algae	-	-	-	-	-	-	-	-	2,807	2,807
Investment in BioProcess Algae	-	-	928	-	-	-	-	928	(928)	-
Repurchase of common stock	-	-	-	-	-	323	(6,005)	(6,005)	-	(6,005)
Issuance of 4.125% convertible notes due 2022, net of tax	-	-	24,492	-	-	-	-	24,492	-	24,492
Stock-based compensation	647	1	6,846	-	-	-	-	6,847	143	6,990
Stock options exercised	150	-	1,757	-	-	-	-	1,757	-	1,757
Balance, December 31, 2016	46,079	46	659,200	283,214	(4,137)	7,715	(75,816)	862,507	116,684	979,191
Net income	-	-	-	61,061	-	-	-	61,061	20,570	81,631
Cash dividends and distributions declared	-	-	-	(18,864)	-	-	-	(18,864)	(20,519)	(39,383)
Other comp. loss before reclassification	-	-	-	-	(5,048)	-	-	-	-	-
Amounts reclassified from accum. other comp. loss	-	-	-	-	(3,925)	-	-	-	-	-
Other comp. loss, net of tax	-	-	-	-	(8,973)	-	-	(8,973)	-	(8,973)
Repurchase of common stock	-	-	-	-	-	395	(6,724)	(6,724)	-	(6,724)
Exchange of 3.25% convertible notes due 2018	-	-	18,326	-	-	(2,784)	27,356	45,682	-	45,682
Stock-based compensation	326	-	7,443	-	-	-	-	7,443	219	7,662
Stock options exercised	5	-	50	-	-	-	-	50	-	50
Balance, December 31, 2017	46,410	$46	$685,019	$325,411	$(13,110)	5,326	$(55,184)	$942,182	$116,954	$1,059,136

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$81,631	$30,491	$15,228
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	107,361	84,226	65,950
Amortization of debt issuance costs and debt discount	14,758	11,488	7,853
Loss on exchange of 3.25% convertible notes due 2018	1,291	-	-
Write-off of deferred financing fees related to extinguishment of debt	9,460	-	-
Gain on disposal of assets	(3,250)	-	-
Deferred income taxes	(81,077)	4,910	(27,513)
Other noncurrent assets and liabilities	(7,869)	-	-
Stock-based compensation	12,161	9,491	8,752
Undistributed equity in loss of affiliates	274	3,055	1,519
Changes in operating assets and liabilities before effects of business combinations:
Accounts receivable	3,624	(36,888)	41,923
Inventories	(268,219)	(42,012)	(78,410)
Derivative financial instruments	(1,820)	(20,581)	15,148
Prepaid expenses and other assets	(794)	(4,092)	7,851
Accounts payable and accrued liabilities	6,500	49,077	(33,212)
Current income taxes	(40,866)	(1,887)	(9,586)
Change in restricted cash	3,641	-	-
Other	3,374	(2,085)	(1,633)
Net cash provided by (used in) operating activities	(159,820)	85,193	13,870

Cash flows from investing activities:
Purchases of property and equipment, net	(46,467)	(58,113)	(63,350)
Acquisition of businesses, net of cash acquired	(61,727)	(508,143)	(116,796)
Investments in unconsolidated subsidiaries	(20,286)	(6,342)	(3,055)
Net cash used in investing activities	(128,480)	(572,598)	(183,201)

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Continued from the previous page
	Year Ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	$570,600	$524,000	$178,400
Payments of principal on long-term debt	(510,209)	(106,803)	(195,810)
Proceeds from short-term borrowings	4,385,446	4,130,946	3,237,477
Payments on short-term borrowings	(4,150,994)	(4,066,968)	(3,219,566)
Cash payment for exchange of 3.25% convertible notes due 2018	(8,523)	-	-
Proceeds from issuance of Green Plains Partners common units, net	-	-	157,452
Payments for repurchase of common stock	(6,724)	(6,005)	(4,003)
Payments of cash dividends and distributions	(39,383)	(37,278)	(19,795)
Payment penalty on early extinguishment of debt	(2,881)	-	-
Change in restricted cash	34,528	(18,641)	2,725
Payments of loan fees	(16,671)	(12,053)	(5,314)
Payments related to tax withholdings for stock-based compensation	(4,499)	(2,206)	(3,644)
Proceeds from exercises of stock options	50	1,757	766
Net cash provided by financing activities	250,740	406,749	128,688

Net change in cash and cash equivalents	(37,560)	(80,656)	(40,643)
Cash and cash equivalents, beginning of period	304,211	384,867	425,510
Cash and cash equivalents, end of period	$266,651	$304,211	$384,867

Non-cash financing activity:
Exchange of 3.25% convertible notes due 2018 for shares of common stock	$47,743	$-	$-
Exchange of common stock held in treasury stock for 3.25% convertible notes due 2018	$27,356	$-	$-

Supplemental disclosures of cash flow:
Cash paid (refunded) for income taxes	$(3,768)	$4,692	$43,833
Cash paid for interest	$54,213	$38,245	$32,753

Supplemental investing and financing activities:
Assets acquired in acquisitions and mergers, net of cash	$63,670	$568,383	$120,910
Less: liabilities assumed	(1,943)	(57,433)	(4,114)
Less: allocation of noncontrolling interest in consolidation of BioProcess Algae	-	(2,807)	-
Net assets acquired	$61,727	$508,143	$116,796

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

Consolidated Financial Statements

The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis. The company owns a 62.5% limited partner interest and a 2.0% general partner interest in Green Plains Partners LP. Public investors own the remaining 35.5% limited partner interest in the partnership. The company determined that the limited partners in the partnership with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact partnership’s economic performance; therefore, the partnership is considered a VIE. The company, through its ownership of the general partner interest in the partnership, has the power to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the partnership; therefore, the company is considered the primary beneficiary and consolidates the partnership. The assets of the partnership cannot be used by the company for general corporate purposes. The partnership’s consolidated total assets as of December 31, 2017 and 2016 are $74.9 million and $75.0 million, respectively, and primarily consist of property and equipment and goodwill. The partnership’s consolidated total liabilities as of December 31, 2017 and 2016 are $153.0 million and $156.0 million, respectively, which primarily consist of long-term debt as discussed in Note 11 – Debt. The liabilities recognized as a result of consolidating the partnership do not represent additional claims on our general assets. The partnership is consolidated in the company’s financial statements. Effective April 1, 2016, the company increased its ownership of BioProcess Algae, a joint venture formed in 2008, to 82.8% and consolidated BioProcess Algae in its consolidated financial statements beginning on that date.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not affect total revenues, costs and expenses, net income or stockholders’ equity.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The company bases its estimates on historical experience and assumptions that it believes are proper and reasonable under the circumstances and regularly evaluates the appropriateness of its estimates and assumptions. Actual results could differ from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, depreciation of property and equipment, carrying value of intangible assets, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Description of Business

The company operates within four business segments: (1) ethanol production, which includes the production of ethanol, distillers grains and corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and ingredients, which includes cattle feeding, vinegar production and food-grade corn oil operations and (4) partnership, which includes fuel storage and transportation services.

Ethanol Production Segment

Green Plains is North America’s second largest consolidated owner of ethanol plants. The company operates 17 ethanol plants in nine states through separate wholly owned operating subsidiaries. The company’s ethanol plants use a dry mill process to produce ethanol and co-products such as wet, modified wet or dried distillers grains, as well as corn oil. The corn oil systems are designed to extract non-edible corn oil from the whole stillage immediately prior to production of distillers grains. At capacity, the company expects to process approximately 518 million bushels of corn and produce approximately 1.5 billion gallons of ethanol, 4.1 million tons of distillers grains and 359 million pounds of industrial grade corn oil annually.

Agribusiness and Energy Services Segment

The company owns and operates grain handling and storage assets through its agribusiness and energy services segment, which has grain storage capacity of approximately 59.6 million bushels,  with 49.5 million bushels of storage capacity at the company’s ethanol plants and 10.1 million bushels of total storage capacity at its four grain elevators. The company’s agribusiness operations provide synergies with the ethanol production segment as it supplies a portion of the feedstock needed to produce ethanol. The company has an in-house marketing business that is responsible for the sale, marketing and distribution of all ethanol, distillers grains and corn oil produced at its ethanol plants. The company also purchases and sells ethanol, distillers grains, corn oil, grain, natural gas and other commodities and participates in other merchant trading activities in various markets.

Food and Ingredients Segment

The company owns four cattle feeding operations with the capacity to support approximately 258,000 head of cattle and grain storage capacity of approximately 9.6 million bushels. The company also owns a vinegar operation, which is one of the world’s largest producers of food-grade industrial vinegar and includes seven production facilities and three distribution warehouses.

Partnership Segment

The company’s partnership segment provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. As of December 31, 2017, the partnership owns (i) 39 ethanol storage facilities located at or near the company’s 17 ethanol production plants, which have the ability to efficiently and effectively store and load railcars and tanker trucks with all of the ethanol produced at the company’s ethanol production plants, (ii) eight fuel terminal facilities, located near major rail lines, which enable the partnership to receive, store and deliver fuels from and to markets that seek access to renewable fuels, and (iii) transportation assets, including a leased railcar fleet of approximately 3,500 railcars which is utilized to transport ethanol from the company’s ethanol production plants to refineries throughout the United States and international export terminals.

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

Sales of ethanol, distillers grains, corn oil, natural gas and other commodities by the company’s marketing business are recognized when title of product and risk of loss are transferred to an external customer. Revenues related to marketing for third parties are presented on a gross basis when the company takes title of the product and assumes risk of loss. Unearned revenue is recorded for goods in transit when title has not yet been transferred to the customer. Revenues for receiving, storing, transferring and transporting ethanol and other fuels are recognized when the product is delivered to the customer.

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

The company routinely enters into fixed-price, physical-delivery commodity purchase and sale agreements. At times, the company settles these transactions by transferring its obligations to other counterparties rather than delivering the physical commodity. Energy trading transactions are reported net as a component of revenue.  All other transactions are reported net as either a component of revenue or cost of goods sold, depending on their position as a gain or loss. Revenues also include realized gains and losses on related derivative financial instruments and reclassifications of realized gains and losses on cash flow hedges from accumulated other comprehensive income or loss.

A substantial portion of the partnership revenues are derived from fixed-fee commercial agreements for storage, terminal or transportation services. The partnership recognizes revenue when there is persuasive evidence that an arrangement exists, title of product and risk of loss are transferred to the customer, price is fixed and determinable and collectability is reasonably assured.

Cost of Goods Sold

Cost of goods sold includes direct labor, materials, shipping costs and plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in ethanol plant, vinegar production and cattle feeding operations. Grain purchasing and receiving costs, excluding labor costs for grain buyers and scale operators, are also included in cost of goods sold. Materials include the cost of corn feedstock, denaturant, process chemicals, cattle and veterinary supplies. Corn feedstock costs include gains and losses on related derivative financial instruments not designated as cash flow hedges, inbound freight charges, inspection costs and transfer costs as well as reclassifications of gains and losses on cash flow hedges from accumulated other comprehensive income or loss. Plant overhead consists primarily of plant and feedlot utilities, repairs and maintenance, yard expenses and outbound freight charges. Shipping costs incurred by the company, including railcar costs, are also reflected in cost of goods sold.

The company uses exchange-traded futures and options contracts to minimize the effect of price changes on grain and cattle inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices and settled predominantly in cash. The company is exposed to loss when counterparties default on forward purchase and sale contracts. Grain inventories held for sale and forward purchase and sale contracts are valued at market prices when available or other market quotes adjusted for differences, primarily in transportation, between the exchange-traded market and local market where the terms of the contract is based. Changes in forward purchase contracts and exchange-traded futures and options contracts are recognized as a component of cost of goods sold.

Operations and Maintenance Expenses

In the partnership segment, transportation expenses represent the primary component of operations and maintenance expenses. Transportation expenses includes railcar leases, freight and shipping of the company’s ethanol and co-products, as well as costs incurred storing ethanol at destination terminals.

Derivative Financial Instruments

The company uses various derivative financial instruments, including exchange-traded futures and exchange-traded and over-the-counter options contracts, to minimize risk and the effect of price changes related to various commodities including but not limited to, corn, ethanol, cattle, natural gas and crude oil. The company monitors and manages this exposure as part of its overall risk management policy to reduce the adverse effect market volatility may have on its operating results. The company may hedge these commodities as one way to mitigate risk, however, there may be situations when these hedging activities themselves result in losses.

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

Certain qualifying derivatives related to ethanol production, agribusiness and energy services and food and ingredients segments are designated as cash flow hedges. The company evaluates the derivative instrument to ascertain its effectiveness prior to entering into cash flow hedges. Unrealized gains and losses are reflected in accumulated other comprehensive income or loss until the gain or loss from the underlying hedged transaction is realized. When it becomes probable a forecasted transaction will not occur, the cash flow hedge treatment is discontinued, which affects earnings. These derivative financial instruments are recognized in current assets or other current liabilities at fair value.

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

The company has master netting arrangements with various counterparties.  On the consolidated balance sheets, the associated net amount for each counterparty is reflected as either an accounts receivable or accounts payable.  If the amount for each counterparty were reflected on a gross basis, the company’s accounts receivable and accounts payable would increase by $23.4 million and $24.6 million at December 31, 2017 and 2016, respectively.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated using the straight-line method over the following estimated useful life of the assets:

Years
Plant, buildings and improvements	10-40
Production equipment	15-50
Other machinery and equipment	5-7
Land improvements	20
Railroad track and equipment	20
Computer hardware and software	3-5
Office furniture and equipment	5-7

Property and equipment is capitalized at cost. Land improvements and other property improvements are capitalized and depreciated. Costs of repairs and maintenance are charged to expense when incurred. The company periodically evaluates whether events and circumstances have occurred that warrant a revision of the estimated useful life of its fixed assets.

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

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The determination of goodwill takes into consideration the fair value of net tangible and intangible assets. The company’s goodwill currently consists of amounts related to the acquisition of five ethanol plants, its fuel terminal and distribution business and Fleischmann’s Vinegar.

Goodwill is reviewed for impairment at the reporting unit level at least annually, as of October 1, or more frequently when events or changes in circumstances indicate that impairment may have occurred. The qualitative factors of goodwill are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test. Under the second step, an impairment charge is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. No impairment charges were recorded for the periods reported.  For additional information, please refer to Note 9 - Goodwill.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consists of various expenses including employee salaries, incentives and benefits; office expenses; director compensation; professional fees for accounting, legal, consulting, and investor relations activities.

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

Recent Accounting Pronouncements

Effective January 1, 2017, the company adopted the amended guidance in ASC Topic 330, Inventory: Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices during the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amended guidance was applied prospectively.

Effective January 1, 2017, the company adopted the amended guidance in ASC Topic 718, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which requires all income tax effects related to awards to be recognized in the income statement when the awards vest or settle. The amended guidance also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and make a policy election to account for forfeitures as they occur. The amended guidance requiring recognition of excess tax benefits and tax deficiencies in the income statement was applied prospectively. The amended guidance related to the timing of when excess tax benefits are recognized, did not have an impact on the consolidated financial statements. The amended guidance related to the presentation of employee taxes paid on the statement of cash flows was applied retrospectively. This change resulted in a $2.2 million and $3.6 million increase in cash flows from operating activities and a decrease in cash flows from financing activities for the twelve months ended December 31, 2016 and 2015, respectively. The company has elected to account for forfeitures as they occur. This change did not have a material impact on the financial statements.

During the fourth quarter of 2017, the company early adopted the amended guidance in ASC Topic 815, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which is designed to improve the alignment of risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. The provisions of ASC Topic 815 expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amended guidance was applied prospectively and did not have a material impact on the financial statements.

Effective January 1, 2018, the company will adopt the amended guidance in ASC Topic 230, Statement of Cash Flows: Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amended guidance will be applied retrospectively. Upon adoption, the company will include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows.

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

The company completed a comparison of the current revenue recognition policies to the ASC Topic 606 requirements for each of the company’s major revenue categories. Results indicate that the amended guidance will not materially change the amount or timing of revenues recognized by the company and the majority of the company's contracts will continue to be recognized at a point in time and that the number of performance obligations and the accounting for variable consideration are not expected to be significantly different from current practice. In addition, a portion of the company's sales contracts are considered derivatives under ASC Topic 815, Derivatives and Hedging, and are therefore excluded from the scope of Topic 606. ASC Topic 606 also requires disclosure of significant changes in contract asset and contract liability balances between periods and the amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period, when applicable. ASC Topic 606 may be adopted retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The company will adopt the amended guidance using the modified retrospective transition method.

Effective January 1, 2018, the company will adopt the amended guidance in ASC Topic 740, Income Taxes: Intra-Entity Transfers of Assets other than Inventory, which requires the recognition of current and deferred income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amended guidance will be applied on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The company does not expect adoption of the guidance to have a material impact to the financial statements.

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

Effective January 1, 2018, the company will early adopt the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge equal to the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit, would be recognized. The amended guidance will be applied prospectively.

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

The partnership is a fee-based master limited partnership formed by Green Plains to provide fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership’s assets currently include (i) 39 ethanol storage facilities, located at or near the company’s 17 ethanol production plants, which have the ability to efficiently and effectively store and load railcars and tanker trucks with all of the ethanol produced at the company’s ethanol production plants, (ii) eight fuel terminal facilities, located near major rail lines, which enable the partnership to receive, store and deliver fuels from and to markets that seek access to renewable fuels, and (iii) transportation assets, including a leased railcar fleet of approximately 3,500 railcars, which are contracted to transport ethanol from the company’s ethanol production plants to refineries throughout the United States and international export terminals. The partnership is the company’s primary downstream logistics provider to support its approximately 1.5 bgy ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol the company produces.

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

4.  ACQUISITIONS

Acquisition of Cattle Feeding Operations

On May 16, 2017, the company acquired two cattle-feeding operations from Cargill Cattle Feeders, LLC for $57.7 million, including certain working capital adjustments. The transaction included the feed yards located in Leoti, Kansas and Eckley, Colorado, which added combined feedlot capacity of 155,000 head of cattle to the company’s operations. The transaction was financed using cash on hand. There were no material acquisition costs recorded for the acquisition.

As part of the transaction, the company also entered into a long-term cattle supply agreement with Cargill Meat Solutions Corporation. Under the cattle supply agreement, all cattle placed in the Leoti, Eckley and the company’s existing Kismet, Kansas feedlots will be sold exclusively to Cargill Meat Solutions under an agreed upon pricing arrangement.

The purchase price allocation is based on the preliminary results of an external valuation. The purchase price and purchase price allocation are preliminary until contractual post-closing working capital adjustments and valuations are finalized.

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

The following is a summary of the assets acquired and liabilities assumed (in thousands):

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

As of December 31, 2017, based on the final valuations, the company’s customer relationship intangible asset recognized in connection with the Fleischmann’s acquisition is $73.3 million, net of $6.7 million of accumulated amortization, and has a remaining 14 year weighted-average amortization period. As of December 31, 2017, the company also has an indefinite-lived trade name intangible asset of $10.5 million. The company recognized $5.3 million of amortization expense associated with the amortizing customer relationship intangible asset during the year ended December 31,  2017 and estimated amortization expense for the next five years is $5.3 million per annum. The excess of the purchase price over the intangibles fair values was allocated to goodwill, none of which is expected to be deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to arise after the acquisition.

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

Acquisition of Hereford Ethanol Plant

On November 12, 2015, the company acquired an ethanol production facility in Hereford, Texas, with an annual production capacity of approximately 100 mmgy for approximately $78.8 million for the ethanol plant assets, as well as working capital acquired or assumed of approximately $19.4 million

The following is a summary assets acquired and liabilities assumed (in thousands):

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

Derivative contracts include exchange-traded commodity futures and options contracts and forward commodity purchase and sale contracts. Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1. The majority of the company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in the 2017 table.

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$266,651	$-	$266,651
Restricted cash	13,810	-	13,810
Inventories carried at market	-	26,834	26,834
Unrealized gains on derivatives	-	12,045	12,045
Other assets	115	-	115
Total assets measured at fair value	$280,576	$38,879	$319,455

Liabilities:
Accounts payable (1)	$-	$37,401	$37,401
Unrealized losses on derivatives	-	12,884	12,884
Other liabilities	-	92	92
Total liabilities measured at fair value	$-	$50,377	$50,377

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Reclassification for Balance Sheet
	(Level 1)	(Level 2)	Presentation	Total
Assets:
Cash and cash equivalents	$304,211	$-	$-	$304,211
Restricted cash	51,979	-	-	51,979
Margin deposits	50,601	-	(50,601)	-
Inventories carried at market	-	77,043	-	77,043
Unrealized gains on derivatives	8,272	14,818	24,146	47,236
Other assets	116	-	-	116
Total assets measured at fair value	$415,179	$91,861	$(26,455)	$480,585

Liabilities:
Accounts payable (1)	$-	$35,288	$-	$35,288
Unrealized losses on derivatives	26,455	8,916	(26,455)	8,916
Other liabilities	-	81	-	81
Total liabilities measured at fair value	$26,455	$44,285	$(26,455)	$44,285

(1)

Accounts payable is generally stated at historical amounts with the exception of $37.4 million and $35.3 million at December 31, 2017 and 2016, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

The company believes the fair value of its debt approximated book value, which was approximately $1.4 billion at December 31, 2017, and $1.1 billion at December 31, 2016. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair values of its accounts receivable approximated book value, which was $151.1 million and $147.5 million, respectively, at December 31, 2017 and 2016.

Although the company currently does not have any recurring Level 3 financial measurements, the fair values of tangible assets and goodwill acquired and the equity component of convertible debt represent Level 3 measurements which were derived using a combination of the income approach, market approach and cost approach for the specific assets or liabilities being valued.

6.  SEGMENT INFORMATION

The company reports the financial and operating performance for the following four operating segments: (1) ethanol production, which includes the production of ethanol, distillers grains and corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil and other commodities, (3) food and ingredients, which includes cattle feeding, vinegar production and food-grade corn oil operations and (4) partnership, which includes fuel storage and transportation services.

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

The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenues:
Ethanol production:
Revenues from external customers (1)	$2,497,360	$2,409,102	$2,063,172
Intersegment revenues	10,313	-	-
Total segment revenues	2,507,673	2,409,102	2,063,172
Agribusiness and energy services:
Revenues from external customers (1)	621,223	675,446	674,719
Intersegment revenues	47,538	34,461	24,114
Total segment revenues	668,761	709,907	698,833
Food and ingredients:
Revenues from external customers (1)	471,398	318,031	219,310
Intersegment revenues	383	150	75
Total segment revenues	471,781	318,181	219,385
Partnership:
Revenues from external customers	6,185	8,302	8,388
Intersegment revenues	100,808	95,470	42,549
Total segment revenues	106,993	103,772	50,937
Revenues including intersegment activity	3,755,208	3,540,962	3,032,327
Intersegment eliminations	(159,042)	(130,081)	(66,738)
Revenues as reported	$3,596,166	$3,410,881	$2,965,589

(1)	Revenues from external customers include realized gains and losses from derivative financial instruments.

	Year Ended December 31,
	2017	2016	2015
Cost of goods sold:
Ethanol production	$2,434,001	$2,280,906	$1,939,824
Agribusiness and energy services	614,582	650,538	639,470
Food and ingredients	411,781	294,396	216,661
Partnership	-	-	-
Intersegment eliminations	(158,777)	(129,761)	(66,588)
	$3,301,587	$3,096,079	$2,729,367

	Year Ended December 31,
	2017	2016	2015
Operating income (loss):
Ethanol production	$(45,074)	$28,125	$43,266
Agribusiness and energy services	30,443	34,039	37,253
Food and ingredients	35,961	16,436	(952)
Partnership	65,709	60,903	12,990
Intersegment eliminations	(61)	(170)	-
Corporate activities	(45,232)	(47,645)	(31,480)
	$41,746	$91,688	$61,077

	Year Ended December 31,
	2017	2016	2015
EBITDA:
Ethanol production	$40,069	$97,113	$100,002
Agribusiness and energy services	33,906	34,209	40,655
Food and ingredients	49,803	20,190	218
Partnership	71,041	66,633	18,903
Intersegment eliminations	(61)	(732)	(71)
Corporate activities	(40,388)	(42,985)	(31,926)
	$154,370	$174,428	$127,781

	Year Ended December 31,
	2017	2016	2015
Income (loss) before income taxes:
Ethanol production	$(63,569)	$5,862	$21,582
Agribusiness and energy services	21,460	24,368	33,952
Food and ingredients	13,512	10,950	(3,585)
Partnership	60,527	58,441	12,695
Intersegment eliminations	(61)	(170)	-
Corporate activities	(75,020)	(61,100)	(43,179)
	$(43,151)	$38,351	$21,465

	Year Ended December 31,
	2017	2016	2015
Depreciation and amortization:
Ethanol production	$81,987	$68,746	$55,604
Agribusiness and energy services	3,462	2,536	1,542
Food and ingredients	13,103	3,705	1,004
Partnership	5,111	5,647	5,828
Corporate activities	3,698	3,592	1,972
	$107,361	$84,226	$65,950

	Year Ended December 31,
	2017	2016	2015
Capital expenditures:
Ethanol production	$28,996	$39,555	$48,881
Agribusiness and energy services	397	2,340	12,552
Food and ingredients	17,772	2,479	1,049
Partnership	2,024	400	1,496
Corporate activities	3,115	11,638	1,589
	$52,304	$56,412	$65,567

The following table reconciles net income to EBITDA (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income:	$81,631	$30,491	$15,228
Interest expense	90,160	51,851	40,366
Income tax expense (benefit)	(124,782)	7,860	6,237
Depreciation and amortization	107,361	84,226	65,950
EBITDA	$154,370	$174,428	$127,781

The following table sets forth revenues by product line (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenues:
Ethanol	$2,409,073	$2,258,575	$1,868,043
Distillers grains	430,699	488,297	474,699
Corn oil	160,447	152,075	101,126
Grain	81,193	174,525	240,466
Food and ingredients	444,625	279,039	219,046
Service revenues	6,185	8,302	8,388
Other	63,944	50,068	53,821
	$3,596,166	$3,410,881	$2,965,589

The following table sets forth total assets by operating segment (in thousands):

	Year Ended December 31,
	2017	2016
Total assets (1):
Ethanol production	$1,144,459	$1,206,155
Agribusiness and energy services	554,981	579,977
Food and ingredients	725,232	406,429
Partnership	74,935	74,999
Corporate assets	295,217	257,652
Intersegment eliminations	(10,174)	(18,720)
	$2,784,650	$2,506,492

(1)	Asset balances by segment exclude intercompany payable and receivable balances.

7.  INVENTORIES

Inventories are carried at lower of cost or market, except for grain held for sale, which are reported at net realizable value.

The components of inventories are as follows (in thousands):

	December 31,
	2017	2016
Finished goods	$146,269	$99,009
Commodities held for sale	65,693	65,926
Raw materials	144,520	135,516
Work-in-process	320,664	91,093
Supplies and parts	34,732	30,637
	$711,878	$422,181

8.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2017	2016
Plant equipment	$1,232,724	$1,167,914
Buildings and improvements	212,426	205,806
Land and improvements	136,274	126,088
Railroad track and equipment	42,149	42,234
Construction-in-progress	17,019	13,745
Computer hardware and software	19,653	15,000
Office furniture and equipment	3,854	3,503
Leasehold improvements and other	27,193	22,409
Total property and equipment	1,691,292	1,596,699
Less: accumulated depreciation and amortization	(514,585)	(417,993)
Property and equipment, net	$1,176,707	$1,178,706

9.  GOODWILL

The company currently has three reporting units, to which goodwill is assigned. For the year ended December 31, 2016, we qualitatively assessed whether it was more likely than not that the respective fair value of each reporting unit was less than its carrying amount, including goodwill. Based on that assessment, we determined that this condition did not exist. As such, performing the first step of the two-step impairment test was unnecessary.

For the year ended December 31, 2017, the company determined a step one analysis was appropriate due to the passage of time since the last quantitative analysis was performed. A cash flow and valuation analysis was performed to estimate the fair value of each reporting unit. Significant assumptions inherent in the valuation methodologies for goodwill are employed and include, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on this quantitative test, we determined that the fair value of each reporting unit exceeded its carrying amount and, therefore, step two of the two-step goodwill impairment test was unnecessary. The annual goodwill impairment reviews for the years ended December 31, 2017 and 2016, concluded that goodwill was not impaired in either of these years.

Changes in the carrying amount of goodwill attributable to each business segment during the years ended December 31, 2017 and 2016 were as follows (in thousands):

	Ethanol	Food and
	Production	Ingredients	Partnership	Total
Balance, December 31, 2015	$30,279	$-	$10,598	$40,877
Acquisition of Fleischmann's Vinegar	-	142,819	-	142,819
Balance, December 31, 2016	30,279	142,819	10,598	183,696
Adjustment to preliminary Fleischmann's Vinegar Valuation	-	(817)	-	(817)
Balance, December 31, 2017	$30,279	$142,002	$10,598	$182,879

As of December 31, 2017, based on the final valuations in connection with the Fleischmann’s acquisition, the fair value of goodwill was reduced by $0.8 million.

10.  DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2017, the company’s consolidated balance sheet reflected unrealized losses of $13.1 million, net of tax, in accumulated other comprehensive loss. The company expects these losses will be reclassified as operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income will differ as commodity prices change.

Fair Values of Derivative Instruments

The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives'				Liability Derivatives'
	Fair Value at December 31,				Fair Value at December 31,
	2017		2016		2017	2016
Derivative financial instruments (1)	$12,045	(2)	$14,818	(3)	$12,884	27,099
Other liabilities	-		-		92	81
Total	$12,045		$14,818		$12,976	$27,180

(1)

At December 31, 2017, derivative financial instruments, as reflected on the balance sheet, includes margin deposits of $18.2 million and net unrealized gains on exchange traded futures and options contracts of $8.5 million. At December 31, 2016, derivative financial instruments includes margin deposits of $50.6 million and net unrealized losses on exchange traded futures and options contracts of $18.2 million.

(1)	Balance at December 31, 2017, includes $0.3 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.
(2)	Balance at December 31, 2016, includes $17.0 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

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

Effect of Derivative Instruments on Consolidated Statements of Income and Consolidated Statements of Stockholders’ Equity and Comprehensive Income

The gains or losses recognized in income and other comprehensive income related to the company’s derivative financial instruments and the line items on the consolidated financial statements where they are reported are as follows (in thousands):

	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain or (Loss) Reclassified from	Year Ended December 31,
Accumulated Other Comprehensive Income into Income	2017	2016	2015
Revenues	$18,167	$(8,094)	$8,420
Cost of goods sold	(11,936)	(16,508)	(3,551)
Net increase (decrease) recognized in earnings before tax	$6,231	$(24,602)	$4,869

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain or (Loss) Recognized in	Year Ended December 31,
Other Comprehensive Income on Derivatives	2017	2016	2015
Commodity Contracts	$(8,015)	$(29,238)	$11,582

	Location of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	(Loss Recognized in	Year Ended December 31,
as Hedging Instruments	Income on Derivatives	2017	2016	2015
Commodity Contracts	Revenues	$(12,583)	$6,071	$(12,995)
Commodity Contracts	Costs of goods sold	27,078	11	10,492
		$14,495	$6,082	$(2,503)

The Effect of Cash Flow and Fair Value Hedge Accounting on the Statement of Financial Performance
For the Years Ended December 31,

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships
	2017		2016		2015
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain or (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain or loss reclassified from accumulated other comprehensive income into income	$18,167	$(11,936)	$(8,094)	$(16,508)	$8,420	$(3,551)

Gain or (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	1,451	(6,229)	1,388	21,430	-	(7,819)
Derivatives designated as hedging instruments	(1,734)	8,530	(1,388)	(16,219)	-	12,045

Total amounts of income and expense line items presented in the statement of financial performance in which the effects of cash flow or fair value hedges are recorded	$17,884	$(9,635)	$(8,094)	$(11,297)	$8,420	$675

There were no gains or losses from discontinuing cash flow hedge treatment during the years ended December 31, 2017, 2016 and 2015.

The open commodity derivative positions as of December 31, 2017, are as follows (in thousands):

December 31, 2017
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity
Futures	(43,340)				Bushels	Corn, Soybeans and Wheat
Futures	5,880	(3)			Bushels	Corn
Futures	10,826				Gallons	Ethanol
Futures	(130,494)	(3)			Gallons	Ethanol
Futures	(14,620)				mmBTU	Natural Gas
Futures	100				Pounds	Livestock
Futures	(300,480)	(3)			Pounds	Livestock
Futures	(44)				Barrels	Crude Oil
Futures	3,108	(3)			Gallons	Natural Gasoline
Options	1,841				Gallons	Ethanol
Options	(35)				mmBTU	Natural Gas
Options	15,088				Pounds	Livestock
Options	19				Barrels	Crude Oil
Forwards			15,784	(460)	Bushels	Corn and Soybeans
Forwards			61,635	(353,129)	Gallons	Ethanol
Forwards			217	(306)	Tons	Distillers Grains
Forwards			10,196	(86,729)	Pounds	Corn Oil
Forwards			12,919	(1,861)	mmBTU	Natural Gas

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of income. Included in revenues are net gains of $35.4 million, $11.6 million, and $9.6 million for the years ended December 31, 2017,  2016,  and 2015 respectively, on energy trading contracts.

11.  DEBT

The components of long-term debt are as follows (in thousands):

	December 31,
	2017	2016
Corporate:
$500.0 million term loan	$498,750	$-
$120.0 million convertible notes due 2018	61,442	110,328
$170.0 million convertible notes due 2022	136,739	131,300
Green Plains Partners:
$195.0 million revolving credit facility	126,900	129,000
Green Plains Processing:
$345.0 million term loan	-	301,095
Fleischmann's Vinegar:
$130.0 million term loan	-	129,675
$15.0 million revolving credit facility	-	4,000
Other	27,744	29,167
Total face value of long-term debt	851,575	834,565
Unamortized debt issuance costs	(16,256)	(16,896)
Less: current portion of long-term debt	(67,923)	(35,059)
Total long-term debt	$767,396	$782,610

Scheduled long-term debt repayments, including full accretion of the $120.0 million convertible notes due 2018 and of the $170.0 million convertible notes due 2022 at maturity but excluding the effects of any debt discounts and debt issuance costs, are as follows (in thousands):

Year Ending December 31,	Amount
2018	$70,214
2019	6,582
2020	133,038
2021	6,007
2022	176,016
Thereafter	495,271
Total	$887,128

Short-term notes payable and other borrowings at December 31, 2017 include working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $270.9 million, $75.0 million, and $180.3 million, respectively. Short-term notes payable and other borrowings at December 31, 2016 include working capital revolvers at Green Plains Cattle, Green Plains Grain and Green Plains Trade with outstanding balances of $63.5 million, $102.0 million and $125.7 million, respectively.

Corporate Activities

In August 2016, the company issued $170.0 million of 4.125% convertible senior notes due in 2022, or the 4.125% notes. The 4.125% notes are senior, unsecured obligations of the company, with interest payable on March 1 and September 1 of each year. The company may settle the 4.125% notes in cash, common stock or a combination of cash and common stock.

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

Prior to April 1, 2018, the 3.25% notes are not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted to 50.2408 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $19.90 per share. The company may be obligated to increase the conversion rate in certain events, including redemption of the 3.25% notes.

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

On August 29, 2017, the company entered into a $500.0 million term loan agreement, which matures on August 29, 2023, to refinance approximately $405.0 million of total debt outstanding issued by Green Plains Processing and Fleischmann’s Vinegar, pay associated fees and expenses and for general corporate purposes. The term loan is guaranteed by the company and substantially all of its subsidiaries, but not Green Plains Partners and certain other entities, and secured by substantially all of the assets of the company, including 17 ethanol production facilities, vinegar production facilities and a second priority lien on the assets secured under the revolving credit facilities at Green Plains Trade, Green Plains Cattle and Green Plains Grain.

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

Lenders receive a first priority lien on certain cash, inventory, accounts receivable and other assets owned by Green Plains Grain as security on the credit facility. The terms impose affirmative and negative covenants, including maintaining minimum working capital of $20.0 million and tangible net worth of $26.3 million for 2017. Capital expenditures are limited to $8.0 million per year under the credit facility, plus equity contributions from the company and unused amounts of up to $8.0 million from the previous year. In addition, the credit facility requires the company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 and a maximum annual leverage ratio of 6.00 to 1.00 at the end of each quarter. The fixed charge coverage ratio and long-term capitalization ratio apply only if Green Plains Grain has long-term indebtedness on the date of calculation. As of December 31, 2017, Green Plains Grain had no long-term indebtedness. The credit facility also contains restrictions on distributions related to capital stock, with exceptions for distributions up to 50% of net profit before tax, subject to certain conditions.

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

At December 31, 2017, Green Plains Trade had $0.5 million presented as restricted cash on the consolidated balance sheet, the use of which was restricted for repayment towards the outstanding loan balance.

Food and Ingredients Segment

Green Plains Cattle has a $425.0 million senior secured asset-based revolving credit facility, which matures on April 30, 2020, to finance working capital for the cattle feeding operations up to the maximum commitment based on eligible collateral equal to the sum of percentages of eligible receivables, inventories and other current assets, less miscellaneous adjustments. Advances, as amended, are subject to variable interest rates equal to LIBOR plus 2.00% to 3.00%, or the base rate plus

1.00% to 2.00%, depending upon the preceding three months’ excess borrowing availability. The amended credit facility also includes an accordion feature that enables the credit facility to be increased by up to $75.0 million with agent approval. The unused portion of the credit facility is also subject to a commitment fee of 0.20% to 0.30% per annum, depending on the preceding three months’ excess borrowing availability.

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

On April 28, 2017, we amended the revolving credit facility to fund the additional working capital requirements related to the acquisition of two cattle feeding operations. The amendment increased the maximum commitment from $100.0 million to $200.0 million until July 31, 2017, when it increased to $300.0 million. The maturity date was extended from October 31, 2017 to April 30, 2020.

On November 16, 2017, we amended the revolving credit facility, to increase the maximum commitment from $300.0 million to $425.0 million, with an additional $75.0  million available to Green Plains Cattle under an accordion feature. Additionally, the amendment increased the swing-line sublimit from $15.0 million to $20.0 million. All other terms and conditions of the credit facility remain the same.

Fleischmann’s Vinegar had a $130.0 million senior secured term loan and a $15.0 million senior secured revolving credit facility, which were used to finance the purchase of Fleischmann’s Vinegar and to fund working capital for its vinegar manufacturing operations, and were scheduled to mature on October 3, 2022. Beginning January 1, 2017, the term loan was subject to mandatory prepayments based on the preceding fiscal year’s excess cash flow. Term loan prepayments were generally subject to prepayment fees of 1.0% to 2.0% if prepaid before the second anniversary of the credit agreement. The term loan and loans under the revolving credit facility each bore interest at a floating rate based on the consolidated total net leverage ratio, adjusted quarterly beginning September 30, 2017, to either a base rate plus an applicable margin of 5.0% to 6.0% or to LIBOR plus an applicable margin of 6.0% to 7.0%. The unused portion of the revolving credit facility was also subject to a commitment fee of 0.5% per annum.

This senior secured credit term loan and senior secured revolving credit facility were extinguished in full on August 29, 2017 with the proceeds from the new $500.0 million secured term loan facility.  In connection with the extinguishment of the senior secured credit facility, the company wrote off deferred financing fees of $3.5 million and paid a prepayment penalty of $2.9 million. These expenses were recorded as interest expense in the consolidated statement of operations during the three months ended September 30, 2017.

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a $195.0 million revolving credit facility, as amended, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. Advances under the credit facility are subject to a floating interest rate based on the preceding fiscal quarter’s consolidated leverage ratio at a base rate plus 1.25% to 2.00% or LIBOR plus 2.25% to 3.00%. The credit facility may be increased up to $60.0 million without the consent of the lenders. The unused portion of the credit facility is also subject to a commitment fee of 0.35% to 0.50%, depending on the preceding fiscal quarter’s consolidated leverage ratio.

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

On October 27, 2017, the partnership upsized its revolving credit facility by $40.0 million, from $155.0 million to $195.0 million, by accessing a portion of the $100.0 million incremental commitment in place on the facility.

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

Covenant Compliance

The company was in compliance with its debt covenants as of December 31, 2017.

Capitalized Interest

The company had $0.1 million, $0.8 million, and $1.1 million in capitalized interest during the years ended December 31, 2017, 2016 and 2015, respectively.

Restricted Net Assets

At December 31, 2017, there were approximately $142.8 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

The fair value of the stock options is estimated on the date of the grant using the Black‑Scholes option‑pricing model, a pricing model acceptable under GAAP. The expected life of the options is the period of time the options are expected to be outstanding. The company did not grant any stock option awards during the years ended December 31, 2017,  2016 and 2015.

The activity related to the exercisable stock options for the year ended December 31, 2017, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	148,750	$12.36	2.8	$2,305
Granted	-	-	-	-
Exercised	(5,000)	10.00	-	78
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2017	143,750	$12.44	1.8	$635
Exercisable at December 31, 2017 (1)	143,750	$12.44	1.8	$635

(1)	Includes in-the-money options totaling 133,750 shares at a weighted-average exercise price of $12.10.

Option awards allow employees to exercise options through cash payment for the shares of common stock or simultaneous broker-assisted transactions in which the employee authorizes the exercise and immediate sale of the option in the open market. The company uses newly issued shares of common stock to satisfy its stock-based payment obligations.

The non-vested stock award and deferred stock unit activity for the year ended December 31, 2017, are as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Nonvested at December 31, 2016	1,139,560	$17.65
Granted	569,290	23.98
Forfeited	(43,254)	19.18
Vested	(596,649)	18.64
Nonvested at December 31, 2017	1,068,947	$20.41	1.8

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

The non-vested stock award and deferred stock unit activity for the year ended December 31, 2017, are as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2016	15,009	$15.99
Granted	15,827	18.96
Forfeited	(4,278)	18.70
Vested	(15,009)	15.99
Nonvested at December 31, 2017	11,549	$19.06	0.5

Compensation costs for stock-based and unit-based payment plans during the years ended December 31, 2017,  2016 and 2015, were approximately $12.2 million, $9.5 million and $8.8 million, respectively. At December 31, 2017, there were $13.0 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 1.8 years. The potential tax benefit related to stock-based payment is approximately 24.3% of these expenses.

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

The basic and diluted EPS are calculated as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Basic EPS:
Net income attributable to Green Plains	$61,061	$10,663	$7,064
Weighted average shares outstanding - basic	39,247	38,318	37,947
EPS - basic	$1.56	$0.28	$0.19

Diluted EPS:
Net income attributable to Green Plains	$61,061	$10,663	$7,064
Interest and amortization on convertible debt, net of tax effect:
3.25% notes	4,433	-	-
4.125% notes	8,159	-	-
Net income attributable to Green Plains - diluted	$73,653	$10,663	$7,064

Weighted average shares outstanding - basic	39,247	38,318	37,947
Effect of dilutive convertible debt:
3.25% notes	4,209	155	939
4.125% notes	6,071	-	-
Effect of dilutive stock-based compensation awards	713	100	142
Weighted average shares outstanding - diluted	50,240	38,573	39,028

EPS - diluted	$1.47	$0.28	$0.18

14.  STOCKHOLDERS’ EQUITY

Treasury Stock

The company holds 5.3 million shares of its common stock at a cost of $55.2 million. Treasury stock is recorded at cost and reduces stockholders’ equity in the consolidated balance sheets. When shares are reissued, the company will use the weighted average cost method for determining the cost basis. The difference between the cost and the issuance price is added or deducted from additional paid-in capital.

Share Repurchase Program

In August 2014, the company announced a share repurchase program of up to $100 million of its common stock. Under the program, the company may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by its management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The company repurchased 394,677 shares of common stock for approximately $6.7 million during 2017. Since inception, the company has repurchased 909,667 shares of common stock for approximately $16.7 million under the program.

Dividends

The company has paid a quarterly cash dividend since August 2013 and anticipates declaring a cash dividend in future quarters on a regular basis. Future declarations of dividends, however, are subject to board approval and may be adjusted as the company’s liquidity, business needs or market conditions change. On February 7, 2018, the company’s board of directors declared a quarterly cash dividend of $0.12 per share. The dividend is payable on March 15, 2018, to shareholders of record at the close of business on February 23, 2018.

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement requires the partnership to distribute all available cash, as defined, to its partners within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by the general partner of the partnership plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. On January 18, 2018, the board of directors of the general partner of the partnership declared a cash distribution of $0.47 per unit on outstanding common and subordinated units. The distribution is payable on February 9, 2018, to unitholders of record at the close of business on February 2, 2018.

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income are associated primarily with gains and losses on derivative financial instruments. Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Year Ended December 31,			Statements of Income
	2017	2016	2015	Classification
Gains (losses) on cash flow hedges:
Commodity derivatives	$18,167	$(8,094)	$8,420	Revenues
Commodity derivatives	(11,936)	(16,508)	(3,551)	Cost of goods sold
Total	6,231	(24,602)	4,869	Income (loss) before income taxes
Income tax expense (benefit)	2,306	(8,830)	1,855	Income tax expense (benefit)
Amounts reclassified from accumulated other comprehensive income (loss)	$3,925	$(15,772)	$3,014

At December 31, 2017 and 2016, the company’s consolidated balance sheets reflected unrealized losses of $13.1 million and $4.1 million, net of tax, in accumulated other comprehensive loss, respectively.

15.  INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted rates expected to be applicable to taxable income in the years those temporary differences are recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income during the period that includes the enactment date. The Tax Cuts and Jobs Act was enacted on December 22, 2017 and is effective January 1, 2018.  The Act reduced the federal tax rate to 21%.  The company revalued its deferred liabilities at the new rate, resulting in a tax benefit of $52.8 million recorded during the fourth quarter of 2017. Due to the significance of the legislation, the SEC issued Staff Accounting Bulletin 118 (SAB 118), which provides for a measurement period to complete the accounting for certain elements of the tax reform.  The company is still analyzing certain other provisions of the legislation and its impact to income taxes in the future, including interest expense deduction limitation to 30% of adjusted taxable income, use of AMT credit carryforwards, limitation of net operating loss carryforwards to 80% of taxable income, immediate expensing of capital assets acquired after September 27, 2017, and deducibility of officer compensation. Any subsequent adjustments will be recorded as tax expense during the period in which the analysis is complete.

Green Plains Partners is a limited partnership, which is treated as a flow-through entity for federal income tax purposes and is not subject to federal income taxes. As a result, the consolidated financial statements do not reflect such income taxes on pre-tax income or loss attributable to the noncontrolling interest in the partnership.

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current	$(43,705)	$2,950	$33,750
Deferred	(81,077)	4,910	(27,513)
Total	$(124,782)	$7,860	$6,237

The variation in tax expense was due primarily to the company’s recognition of tax benefits related to research and development credits, or R&D Credits, and revaluing deferred balances to reflect the reduced tax rate per the Tax Cuts and Jobs Act. A study was conducted to determine whether certain activities the company performs qualify for the R&D Credit allowed by the Internal Revenue Code Section 41. As a result of this study, the company concluded these activities do qualify for the credit and determined it was appropriate to claim the benefit of these credits for all open tax years.

During the year ended December 31, 2017, the company recognized a net income tax benefit of $48.1 million for federal and state R&D Credits relating to tax years 2013 to 2016 as well as an estimated year-to-date tax benefit for federal and state R&D Credits for the 2017 tax year. Of this amount, a net benefit of $16.4 million is expected for previously filed tax returns, recorded as a $28.8 million non-current asset and a $12.4 million tax liability.  The remaining $31.7 million is expected to offset future income tax and is recorded as a deferred tax asset.  In addition, $9.2 million, net, in refundable credits not dependent upon taxable income was recorded as a reduction of cost of goods sold in the current year.

Differences between income tax expense at the statutory federal income tax rate and as presented on the consolidated statements of income are summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax expense at federal statutory
rate of 35%	$(15,103)	$13,423	$7,513
State income tax expense, net
of federal benefit	(915)	323	1,397
Nondeductible compensation	222	185	-
Noncontrolling interests	(7,199)	(6,940)	(2,857)
Unrecognized tax benefits	25,720	-	-
R&D Credits	(74,033)	-	-
Tax Cuts and Jobs Act impact	(54,485)	-	-
Other	1,011	869	184
Income tax expense	$(124,782)	$7,860	$6,237

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards - Federal	$12,767	$2,112
Net operating loss carryforwards - State	5,291	1,290
Tax credit carryforwards - Federal	30,783	-
Tax credit carryforwards - State	5,342	3,701
Derivative financial instruments	2,592	1,218
Investment in partnerships	55,956	91,951
Inventory valuation	1,941	1,042
Stock-based compensation	2,468	3,535
Accrued expenses	5,541	10,722
Capital leases	2,426	3,764
Other	969	1,959
Total deferred tax assets	126,076	121,294

Deferred tax liabilities:
Convertible debt	(8,350)	(17,593)
Fixed assets	(149,746)	(205,189)
Organizational and start-up costs	(20,947)	(36,464)
Total deferred tax liabilities	(179,043)	(259,246)
Valuation allowance	(3,834)	(2,310)
Deferred income taxes	$(56,801)	$(140,262)

The company maintains a valuation allowance for its net deferred tax assets due to uncertainty that it will realize these assets in the future. The deferred tax valuation allowance of $3.8 million as of December 31, 2017, relates to Iowa and Indiana tax credits that are not expected to be realized prior to expiration. Management considers whether it is more likely than not that some or all of the deferred tax assets will be realized, which is dependent on the generation of future taxable income and other tax attributes during the periods those temporary differences become deductible. Scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies are considered to make this assessment.

The company’s federal and state returns for the tax years ended December 31, 2014, and later are still subject to audit. A reconciliation of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2017	$194
Additions for prior year tax positions	5
Additions for current year tax positions	25,777
Balance at December 31, 2017	$25,976

Recognition of these tax benefits would favorably impact the company’s effective tax rate. Unrecognized tax benefits of $26.0 million include $24.5 million recorded as a reduction of the deferred asset associated with the federal tax credit carryforwards. Interest and penalties associated with uncertain tax positions are accrued as part of income taxes payable.

16.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The company leases certain facilities, equipment and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease. The company incurred lease expenses of $45.8 million, $38.0 million and $33.2 million during the years ended December 31, 2017,  2016 and 2015, respectively.

Aggregate minimum lease payments under these agreements for future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2018	$30,966
2019	23,549
2020	18,035
2021	10,097
2022	7,988
Thereafter	18,512
Total	$109,147

Commodities

As of December 31, 2017, the company had contracted future purchases of grain, corn oil, natural gas, crude oil, ethanol, distillers grains and cattle, valued at approximately $303.5 million.

Legal

In November 2013, the company acquired two ethanol plants located in Fairmont, Minnesota and Wood River, Nebraska. There is ongoing litigation related to the consideration for this acquisition. On August 19, 2016, the Delaware Superior Court granted Green Plains’ motion for summary judgment in part and held that the seller’s attempt to disclaim liability for certain shortfall amounts through the use of a disclaimer provision was ineffective. Based on the court order, the company determined that previously accrued contingent liabilities of approximately $6.3 million no longer represented probable losses. These accruals were reversed as a reduction of cost of goods sold during the year ended December 31, 2016, because the adjustment relates to a reduction in the cost of inventory purchased in the acquisitions. Per the court’s direction, the company and the seller have retained an independent accounting firm to determine if a shortfall exists and the precise shortfall due to Green Plains. The accounting firm’s determination of the existence and amount of the shortfall will be submitted to the court for guidance in entering its order. The company believes the remaining amount due to Green Plains is approximately $5.5 million; however, the seller has the right to dispute the details of the calculation and appeal the underlying Superior Court order. Accordingly, the total amount Green Plains may receive is yet to be determined. The remaining amount due to the company represents a gain contingency which will not be recorded until all contingencies are resolved.

In addition to the above-described proceeding, the company is currently involved in litigation that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

17.  EMPLOYEE BENEFIT PLANS

The company offers eligible employees a comprehensive employee benefits plan that includes health, dental, vision, life and accidental death, short-term disability and long-term disability insurance, and flexible spending accounts. The company also offers a 401(k) plan enabling eligible employees to save for retirement on a tax-deferred basis up to the limits allowed under the Internal Revenue Code and matches up to 4% of eligible employee contributions. Employee and employer contributions are 100%  vested immediately. Employer contributions to the 401(k) plan for the years ended December 31, 2017,  2016 and 2015 were $2.1 million, $1.6 million and $1.4 million, respectively.

The company contributes to a defined benefit pension plan. Since January of 2009, the benefits under the plan were frozen; however, the company remains obligated to ensure the plan is funded according to its requirements. As of December 31, 2017, the plan’s assets were $5.8 million and liabilities were $6.4 million. At December 31, 2017 and 2016, net liabilities of $0.6 million and $1.1 million were included in other liabilities on the consolidated balance sheets, respectively.

18.  RELATED PARTY TRANSACTIONS

Commercial Contracts

Three subsidiaries of the company have executed separate financing agreements for equipment with Amur Equipment Finance. Gordon Glade, a member of the company’s board of directors, is a shareholder of Amur Equipment Finance. In March 2014, a subsidiary of the company entered into $1.4 million of new equipment financing agreements with Amur Equipment Finance. Balances of $0.6 million and $0.8 million related to these financing arrangements were included in debt at December 31, 2017 and 2016, respectively. Payments, including principal and interest, totaled $0.3 million for each of the years ended December 31, 2017,  2016 and 2015. The weighted average interest rate for the financing agreements with Amur Equipment Finance was 6.8%.

Aircraft Leases

Effective January 1, 2015, the company entered into two agreements with an entity controlled by Wayne Hoovestol for the lease of two aircrafts. Mr. Hoovestol is chairman of the company’s board of directors. The company agreed to pay $9,766 per month for the combined use of up to 125 hours per year of the aircrafts. Flight time in excess of 125 hours per year will incur additional hourly charges. During the years ended December 31, 2017,  2016 and 2015, payments related to these leases totaled $182 thousand, $190 thousand and $270 thousand, respectively. The company had $2 thousand in outstanding payables related to these agreements at December 31, 2017,  and no outstanding payable related to these agreements at December 31, 2016.

19.  QUARTERLY FINANCIAL DATA (Unaudited)

The following table includes unaudited financial data for each of the quarters within the years ended December 31, 2017 and 2016 (in thousands, except per share amounts), which is derived from the company’s consolidated financial statements. In management’s opinion, the financial data reflects all of the adjustments necessary for a fair presentation of the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenues	$920,984	$901,235	$886,263	$887,684
Costs and expenses	913,560	880,519	890,049	870,292
Operating income (loss)	7,424	20,716	(3,786)	17,392
Other expense	(18,954)	(30,062)	(17,759)	(18,122)
Income tax benefit (1)	63,877	48,775	9,749	2,381
Net income (loss) attributable to Green Plains	46,630	34,394	(16,366)	(3,597)
Basic earnings (loss) per share attributable to Green Plains	1.16	0.83	(0.41)	(0.09)
Diluted earnings (loss) per share attributable to Green Plains	0.99	0.74	(0.41)	(0.09)

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenues	$932,098	$841,852	$887,727	$749,204
Costs and expenses	876,028	810,997	860,318	771,850
Operating income	56,070	30,855	27,409	(22,646)
Other expense	(19,433)	(12,888)	(8,953)	(12,063)
Income tax (expense) benefit	(12,199)	(5,083)	(5,471)	14,893
Net income (loss) attributable to Green Plains	18,682	7,928	8,191	(24,138)
Basic earnings (loss) per share attributable to Green Plains	0.49	0.21	0.21	(0.63)
Diluted earnings (loss) per share attributable to Green Plains	0.47	0.20	0.21	(0.63)

(1)	The third and fourth quarters of 2017 reflect adjustments for R&D Credits and the reduced tax rate due to the Tax Cuts and Jobs Act.

Schedule I – Condensed Financial Information of the Registrant (Parent Company Only)

GREEN PLAINS INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF BALANCE SHEET – PARENT COMPANY ONLY

(in thousands)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$147,928	$188,953
Restricted cash	13,306	16,947
Accounts receivable	7,962	285
Income tax receivable	6,413	10,379
Prepaid expenses and other	1,593	1,199
Due from subsidiaries	58,290	48,785
Total current assets	235,492	266,548

Property and equipment, net	13,869	12,900
Investment in consolidated subsidiaries	1,467,244	912,943
Deferred income taxes	69,998	87,310
Other assets	55,330	9,642
Total assets	$1,841,933	$1,289,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,421	$6,916
Due to subsidiaries	178,982	160,486
Accrued liabilities	22,682	20,488
Income tax payable	9,909	-
Current maturities of long-term debt	66,442	-
Total current liabilities	281,436	187,890

Long-term debt	614,358	236,056
Other liabilities	3,957	2,890
Total liabilities	899,751	426,836

Stockholders' equity
Common stock	46	46
Additional paid-in capital	685,019	659,200
Retained earnings	325,411	283,214
Accumulated other comprehensive loss	(13,110)	(4,137)
Treasury stock	(55,184)	(75,816)
Total stockholders' equity	942,182	862,507
Total liabilities and stockholders' equity	$1,841,933	$1,289,343

See accompanying notes to the condensed financial statements.

GREEN PLAINS INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF INCOME – PARENT COMPANY ONLY

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Selling, general and administrative expenses	$977	$3,174	$-
Operating (loss)	(977)	(3,174)	-
Other income (expense)
Interest income	1,390	1,193	838
Interest expense	(30,934)	(14,511)	(9,280)
Other, net	(244)	(8,072)	(3,366)
Total other expense	(29,788)	(21,390)	(11,808)
Loss before income taxes	(30,765)	(24,564)	(11,808)
Income tax (expense) benefit	(22,796)	12,381	4,106
Loss before equity in earnings of subsidiaries	(53,561)	(12,183)	(7,702)
Equity in earnings of consolidated subsidiaries	114,622	22,846	14,766
Net income	$61,061	$10,663	$7,064

See accompanying notes to the condensed financial statements.

GREEN PLAINS INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF COMPREHENSIVE INCOME – PARENT COMPANY ONLY

(in thousands)

	Year Ended December 31,
	2017	2016	2015

Net income	$61,061	$10,663	$7,064
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during period, net of tax (expense) benefit of $2,967, $10,494, and $(4,413), respectively	(5,048)	(18,744)	7,169
Reclassification of realized (gains) losses on derivatives, net of tax expense (benefit) of $2,306, $(8,830), and $1,855, respectively	(3,925)	15,772	(3,014)
Total other comprehensive income (loss), net of tax	(8,973)	(2,972)	4,155
Comprehensive income	$52,088	$7,691	$11,219

GREEN PLAINS INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF CASH FLOWS – PARENT COMPANY ONLY

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:	$(27,619)	$74,378	$23,488
Net cash provided (used) by operating activities	(27,619)	74,378	23,488

Cash flows from investing activities:
Purchases of property and equipment	(2,905)	(11,556)	(1,191)
Acquisition of businesses	(61,727)	(512,356)	(116,796)
Transfer of assets to Green Plains Partners LP	-	152,312	-
Investment in consolidated subsidiaries, net	26,133	77,615	143,151
Issuance of notes receivable from subsidiaries, net of payments received	-	3,000	(3,000)
Investments in unconsolidated subsidiaries	(18,039)	(7,206)	(2,975)
Net cash provided (used) by investing activities	(56,538)	(298,191)	19,189

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	500,000	170,000	-
Payments of principal on long-term debt	(405,335)	-	-
Payments for repurchase of common stock	(6,724)	(6,005)	(4,003)
Payment of cash dividends	(18,864)	(18,423)	(15,191)
Payment of loan fees	(12,978)	(5,651)	-
Cash payment for exchange of 3.25% convertible notes due 2018	(8,523)	-	-
Payments related to tax withholdings for stock-based compensation	(4,494)	(2,206)	(3,644)
Proceeds from the exercise of stock options	50	1,757	766
Net cash provided (used) by financing activities	43,132	139,472	(22,072)

Net change in cash and equivalents	(41,025)	(84,341)	20,605
Cash and cash equivalents, beginning of period	188,953	273,294	252,689
Cash and cash equivalents, end of period	$147,928	$188,953	$273,294

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

2.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The parent company leases certain facilities under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term. The parent company incurred lease expenses of $2.0 million, $1.1 million and $1.1 million during the years ended December 31, 2017,  2016 and 2015, respectively. Aggregate minimum lease payments under these agreements for future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2018	$2,069
2019	1,897
2020	1,372
2021	1,332
2022	1,388
Thereafter	13,295
Total	$21,353

Parent Guarantees

The various operating subsidiaries of the parent company enter into contracts as a routine part of their business activities, which are guaranteed by the parent company in certain instances. Examples of these contracts include financing and lease arrangements, commodity purchase and sale agreements, and agreements with vendors. As of December 31, 2017, the parent company had $309.3 million in guarantees of subsidiary contracts and indebtedness.

3.  DEBT

Parent company debt as of December 31, 2017, consists of a $500.0 million term loan agreement which matures in 2023, 3.25% convertible senior notes due 2018 and 4.125% convertible senior notes due 2022. Scheduled long-term debt repayments, including full accretion at their maturity but excluding the effects of the debt discounts, are as follows (in thousands):

Year Ending December 31,	Amount
2018	$68,734
2019	5,000
2020	5,000
2021	5,000
2022	175,000
Thereafter	473,750
Total	$732,484