Form 10-Q
period 2018-03-31
Green Plains Inc.
filed 2018-05-07
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of May 3, 2018,  was 41,383,299 shares.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Inc., Subsidiaries, and Partners:

Green Plains; the company	Green Plains Inc. and its subsidiaries
BioProcess Algae	BioProcess Algae LLC
DKGP	DKGP Energy Terminals LLC
Fleischmann’s Vinegar	Fleischmann’s Vinegar Company, Inc.
Green Plains Cattle	Green Plains Cattle Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP
Green Plains Processing	Green Plains Processing LLC and its subsidiaries
Green Plains Trade	Green Plains Trade Group LLC

Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
LTIP	Long-Term Incentive Plan
SEC	Securities and Exchange Commission
STIP	Short-Term Incentive Plan
VIE	Variable interest entity

Industry Defined Terms:

CAFE	Corporate Average Fuel Economy
D.C.	District of Columbia
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EIA	U.S. Energy Information Administration
EISA	Energy Independence and Security Act of 2017, as amended
EPA	U.S. Environmental Protection Agency
MmBtu	Million British Thermal Units
Mmg	Million gallons
MTBE	Methyl tertiary-butyl ether
RBOB	Reformulated blendstock for oxygenate blending
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
U.S.	United States
USDA	U.S. Department of Agriculture

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN PLAINS INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$240,964	$266,651
Restricted cash	24,271	45,709
Accounts receivable, net of allowances of $212 and $217, respectively	151,936	151,122
Income taxes receivable	32,753	6,413
Inventories	659,026	711,878
Prepaid expenses and other	17,129	17,808
Derivative financial instruments	19,991	6,890
Total current assets	1,146,070	1,206,471
Property and equipment, net of accumulated depreciation and amortization of $539,496 and $514,585, respectively	1,157,825	1,176,707
Goodwill	182,879	182,879
Other assets	173,095	218,593
Total assets	$2,659,869	$2,784,650

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$118,168	$205,479
Accrued and other liabilities	46,617	63,886
Derivative financial instruments	12,086	12,884
Income taxes payable	-	9,909
Short-term notes payable and other borrowings	533,685	526,180
Current maturities of long-term debt	68,925	67,923
Total current liabilities	779,481	886,261
Long-term debt	767,784	767,396
Deferred income taxes	52,962	56,801
Other liabilities	14,066	15,056
Total liabilities	1,614,293	1,725,514

Commitments and contingencies (Note 14)

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,701,912 and 46,410,405 shares issued, and 41,375,970 and 41,084,463 shares outstanding, respectively	47	46
Additional paid-in capital	684,557	685,019
Retained earnings	299,250	325,411
Accumulated other comprehensive income (loss)	650	(13,110)
Treasury stock, 5,325,942 shares	(55,184)	(55,184)
Total Green Plains stockholders' equity	929,320	942,182
Noncontrolling interests	116,256	116,954
Total stockholders' equity	1,045,576	1,059,136
Total liabilities and stockholders' equity	$2,659,869	$2,784,650

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017

Revenues
Product revenues	$1,043,659	$886,212
Service revenues	1,628	1,472
Total revenues	1,045,287	887,684

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	988,335	811,896
Operations and maintenance expenses	8,400	8,531
Selling, general and administrative expenses	26,003	23,782
Depreciation and amortization expenses	26,474	26,083
Total costs and expenses	1,049,212	870,292
Operating income (loss)	(3,925)	17,392

Other income (expense)
Interest income	637	364
Interest expense	(22,128)	(18,496)
Other, net	(66)	10
Total other expense	(21,557)	(18,122)
Loss before income taxes	(25,482)	(730)
Income tax benefit	6,027	2,381
Net income (loss)	(19,455)	1,651
Net income attributable to noncontrolling interests	4,662	5,248
Net loss attributable to Green Plains	$(24,117)	$(3,597)

Earnings per share:
Net loss attributable to Green Plains - basic	$(0.60)	$(0.09)
Net loss attributable to Green Plains - diluted	$(0.60)	$(0.09)
Weighted average shares outstanding:
Basic	40,164	38,420
Diluted	40,164	38,420

Cash dividend declared per share	$0.12	$0.12

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017

Net income (loss)	$(19,455)	$1,651
Other comprehensive income (loss), net of tax:
Unrealized gains on derivatives arising during the period, net of tax expense of $5,116 and $968, respectively	17,150	1,642
Reclassification of realized gains on derivatives, net of tax expense of $180 and $1,848, respectively	(603)	(3,134)
Total other comprehensive income (loss), net of tax	16,547	(1,492)
Comprehensive income (loss)	(2,908)	159
Comprehensive income attributable to noncontrolling interests	4,662	5,248
Comprehensive loss attributable to Green Plains	$(7,570)	$(5,089)

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(19,455)	$1,651
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	26,474	26,083
Amortization of debt issuance costs and debt discount	3,604	4,020
Deferred income taxes	(12,020)	(2,934)
Stock-based compensation	2,439	2,511
Undistributed equity loss of affiliates	137	-
Other	-	23
Changes in operating assets and liabilities before effects of business combinations:
Accounts receivable	(814)	50,486
Inventories	54,103	(41,911)
Derivative financial instruments	7,472	(12,584)
Prepaid expenses and other assets	618	(1,228)
Accounts payable and accrued liabilities	(114,709)	(86,420)
Current income taxes	11,678	178
Other	(618)	(26)
Net cash used in operating activities	(41,091)	(60,151)

Cash flows from investing activities:
Purchases of property and equipment, net	(7,352)	(14,902)
Acquisition of a business, net of cash acquired	(1,006)	(4,074)
Investments in unconsolidated subsidiaries	(14)	(2,399)
Other investing activities	7,500	-
Net cash used in investing activities	(872)	(21,375)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	24,400	14,700
Payments of principal on long-term debt	(23,630)	(46,845)
Proceeds from short-term borrowings	1,010,077	1,100,076
Payments on short-term borrowings	(1,002,664)	(1,055,664)
Payments of cash dividends and distributions	(10,251)	(9,461)
Payments of loan fees	(254)	-
Payments related to tax withholdings for stock-based compensation	(2,890)	(3,801)
Proceeds from exercise of stock options	50	50
Net cash used in financing activities	(5,162)	(945)

Net change in cash, cash equivalents and restricted cash	(47,125)	(82,471)
Cash, cash equivalents and restricted cash, beginning of period	312,360	406,791
Cash, cash equivalents and restricted cash, end of period	$265,235	$324,320

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Three Months Ended March 31,
	2018	2017
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$240,964	$256,468
Restricted cash	24,271	67,852
Total cash, cash equivalents and restricted cash	$265,235	$324,320

Supplemental disclosures of cash flow:
Cash paid (received) for income taxes	$(4,592)	$336
Cash paid for interest	$19,499	$15,804

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

Consolidated Financial Statements

The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis. The company owns a 62.5% limited partner interest and a 2.0% general partner interest in Green Plains Partners LP. Public investors own the remaining 35.5% limited partner interest in the partnership. The company determined that the limited partners in the partnership with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact partnership’s economic performance; therefore, the partnership is considered a VIE. The company, through its ownership of the general partner interest in the partnership, has the power to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the partnership; therefore, the company is considered the primary beneficiary and consolidates the partnership in the company’s financial statements. The assets of the partnership cannot be used by the company for general corporate purposes. The partnership’s consolidated total assets as of March 31, 2018 and December 31, 2017, excluding intercompany balances, are $75.6 million and $74.9 million, respectively, and primarily consist of property and equipment and goodwill. The partnership’s consolidated total liabilities as of March 31, 2018 and December 31, 2017, excluding intercompany balances, are $158.9 million and $153.0 million, respectively, which primarily consist of long-term debt as discussed in Note 9 – Debt. The liabilities recognized as a result of consolidating the partnership do not represent additional claims on our general assets. The company also owns a 90.0% interest in BioProcess Algae, a joint venture formed in 2008, and consolidates their results in its consolidated financial statements.

The accompanying unaudited consolidated financial statements are prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Because they do not include all of the information and notes required by GAAP, the consolidated financial statements should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2017.

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

Reclassifications

Certain prior year amounts were reclassified to conform to the current year presentation. These reclassifications did not affect total revenues, costs and expenses, net income (loss) or stockholders’ equity.

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

Description of Business

The company operates within four business segments: (1) ethanol production, which includes the production of ethanol and distillers grains, and recovery of corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and ingredients, which includes cattle feeding, vinegar production and food-grade corn oil operations and (4) partnership, which includes fuel storage and transportation services.

Cash and Cash Equivalents

Cash and cash equivalents includes bank deposits as well as short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash

The company has restricted cash, which can only be used for the funding of letters of credit or for payment towards a revolving credit agreement. Restricted cash also includes cash margins and securities pledged to commodity exchange clearinghouses.  To the degree these segregated balances are cash and cash equivalents, they are considered restricted cash on the consolidated statements of cash flows.

Revenue Recognition

The company recognizes revenue at the point in time when the product or service is transferred to the customer.

Sales of ethanol, distillers grains, corn oil, natural gas and other commodities by the company’s marketing business are recognized when obligations under the terms of a contract with a customer are satisfied. Generally this occurs with the transfer of control of products or services. Revenues related to marketing for third parties are presented on a gross basis as the company controls the product prior to the sale to the end customer, takes title of the product and has inventory risk. Unearned revenue is recorded for goods in transit when the company has received payment but control has not yet been transferred to the customer. Revenues for receiving, storing, transferring and transporting ethanol and other fuels are recognized when the product is delivered to the customer.

The company routinely enters into physical-delivery energy commodity purchase and sale agreements. At times, the company settles these transactions by transferring its obligations to other counterparties rather than delivering the physical commodity. Energy trading transactions are reported net as a component of revenue. All other transactions are reported net as either a component of revenue or cost of goods sold, depending on their position as a gain or loss. Revenues also include realized gains and losses on related derivative financial instruments and reclassifications of realized gains and losses on cash flow hedges from accumulated other comprehensive income or loss.

Sales of products, including agricultural commodities, cattle and vinegar, are recognized when control of the product is transferred to the customer, which depends on the agreed upon shipment or delivery terms.  Revenues related to grain merchandising are presented gross and include shipping and handling, which is also a component of cost of goods sold. Revenues from grain storage are recognized when services are rendered.

A substantial portion of the partnership revenues are derived from fixed-fee commercial agreements for storage, terminal or transportation services. The partnership recognizes revenue upon transfer of control of product from its storage tanks and fuel terminals, when railcar volumetric capacity is provided, and as truck transportation services are performed.

Shipping and Handling Costs

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products. Accordingly, we record customer payments associated with shipping and handling costs as a component of revenue, and classify such costs as a component of cost of goods sold.

Cost of Goods Sold

Cost of goods sold includes direct labor, materials, shipping and plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in ethanol and vinegar production, and cattle feeding operations. Grain purchasing and receiving costs, excluding labor costs for grain buyers and scale operators, are also included in cost of goods sold. Materials include the cost of corn feedstock, denaturant, process chemicals, cattle and veterinary supplies. Corn feedstock costs include gains and losses on related derivative financial instruments not designated as cash flow hedges, inbound freight charges, inspection costs and transfer costs, as well as reclassifications of gains and losses on cash flow hedges from accumulated other comprehensive income or loss. Plant overhead consists primarily of plant and feedlot utilities, repairs and maintenance, yard expenses and outbound freight charges. Shipping costs incurred by the company, including railcar costs, are also reflected in cost of goods sold.

The company uses exchange-traded futures and options contracts and forward purchase and sales contracts to attempt to minimize the effect of price changes on grain, natural gas and cattle inventories. Exchange-traded futures and options contracts are valued at quoted market prices and settled predominantly in cash. The company is exposed to loss when counterparties default on forward purchase and sale contracts. Grain inventories held for sale and forward purchase and sale contracts are valued at market prices when available or other market quotes adjusted for differences, primarily in transportation, between the exchange-traded market and local market where the terms of the contract is based. Changes in forward purchase contracts and exchange-traded futures and options contracts are recognized as a component of cost of goods sold.

Operations and Maintenance Expenses

In the partnership segment, transportation expenses represent the primary component of operations and maintenance expenses. Transportation expenses include railcar leases, freight and shipping of the company’s ethanol and co-products, as well as costs incurred storing ethanol at destination terminals.

Derivative Financial Instruments

The company uses various derivative financial instruments, including exchange-traded futures and exchange-traded and over-the-counter options contracts, to attempt to minimize risk and the effect of commodity price changes including but not limited to, corn, ethanol, cattle, natural gas and crude oil. The company monitors and manages this exposure as part of its overall risk management policy to reduce the adverse effect market volatility may have on its operating results. The company may hedge these commodities as one way to mitigate risk; however, there may be situations when these hedging activities themselves result in losses.

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

The company evaluates its physical delivery contracts to determine if they qualify for normal purchase or sale exemptions which are expected to be used or sold over a reasonable period in the normal course of business. Contracts that do not meet the normal purchase or sale criteria are recorded at fair value. Changes in fair value are recorded in operating income unless the contracts qualify for, and the company elects, cash flow hedge accounting treatment.

Certain qualifying derivatives related to ethanol production, agribusiness and energy services, and food and ingredients segments are designated as cash flow hedges. The company evaluates the derivative instrument to ascertain its effectiveness prior to entering into cash flow hedges. Unrealized gains and losses are reflected in accumulated other comprehensive income or loss until the gain or loss from the underlying hedged transaction is realized. When it becomes probable a forecasted transaction will not occur, the cash flow hedge treatment is discontinued, which affects earnings. These derivative financial instruments are recognized in current assets or other current liabilities at fair value.

At times, the company hedges its exposure to changes in inventory values and designates qualifying derivatives as fair value hedges. The carrying amount of the hedged inventory is adjusted in the current period for changes in fair value. Ineffectiveness of the hedges is recognized in the current period to the extent the change in fair value of the inventory is not offset by the change in fair value of the derivative.

Recent Accounting Pronouncements

Effective January 1, 2018, the company adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers. Please refer to Note 2 – Revenue for further details.

Effective January 1, 2018, the company adopted the amended guidance in ASC Topic 230, Statement of Cash Flows: Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amended guidance was applied retrospectively. As a result, net cash used in operating activities for the three months ended March 31, 2017 was adjusted to exclude the change in restricted cash and decreased the previously reported balance by $21.7 million. Net cash provided by financing activities for the three months ended March 31, 2017 was adjusted to exclude the change in restricted cash and decreased the previously reported balance by $13.0 million.

Effective January 1, 2018, the company adopted the amended guidance in ASC Topic 740, Income Taxes: Intra-Entity Transfers of Assets other than Inventory, which requires the recognition of current and deferred income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amended guidance is required on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of the guidance did not have an impact to the financial statements.

Effective January 1, 2018, the company adopted the amended guidance in ASC Topic 805, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business and provides guidance to assist companies and other reporting organizations evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amended guidance will be applied prospectively.

Effective January 1, 2018, the company early adopted the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge equal to the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit, would be recognized. The amended guidance will be applied prospectively, and used when the annual impairment test is performed in the current year. The company does not expect the impact of adopting the amended guidance to have a material impact on the consolidated financial statements.

Effective January 1, 2018, the company early adopted the amended guidance in ASC Topic 220, Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendment eliminates the stranded tax effects resulting from the Tax Cuts and Jobs Act and is intended to improve the usefulness of information reported. As a result, the company recorded a $2.8 million reclassification from accumulated other comprehensive income to retained earnings as of the beginning of the period. It is the company’s policy to release income tax effects from accumulated other comprehensive income using the portfolio approach.

Effective January 1, 2019, the company will adopt the amended guidance in ASC Topic 842, Leases, which aims to make leasing activities more transparent and comparable, requiring substantially all leases to be recognized by lessees on the balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard is effective for fiscal years and interim periods within those years, beginning after December 15, 2018, and allows for early adoption. The company has established an implementation team to evaluate the impact of the new standard. The new standard will significantly increase right-of-use assets and lease liabilities on the company’s consolidated balance sheet, primarily due to operating leases that are currently not recognized on the balance sheet. The company anticipates adopting the amended guidance using the modified retrospective transition method.

2.  REVENUE

Adoption of ASC Topic 606

On January 1, 2018, the company adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, and all related amendments (“new revenue standard”) and applied it to all contracts using the modified retrospective transition method. There were no adjustments to the consolidated January 1, 2018 balance sheets for the adoption of the new revenue standard. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. In addition, there was no impact of adoption on the consolidated statements of operations or balance sheets for the three months ended March 31, 2018. The company expects the impact of the adopting the new revenue standard to be immaterial to net income on an ongoing basis.

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Generally this occurs with the transfer of control of products or services. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. Sales, value add, and other taxes the company collects concurrent with revenue-producing activities are excluded from revenue.

Revenue by Source

The following table disaggregates revenue by major source for the three months ended March 31, 2018 (in thousands):

	Three Months Ended March 31, 2018
	Ethanol Production	Agribusiness & Energy Services	Food & Ingredients	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC Topic 606:
Distillers grains	$29,997	$-	$-	$-	$-	$29,997
Cattle and vinegar	-	-	267,416	-	-	267,416
Service revenues	-	-	-	1,218	-	1,218
Other	131	677	-	-	-	808
Intersegment revenues	662	-	42	-	(704)	-
Total revenues from contracts with customers	30,790	677	267,458	1,218	(704)	299,439
Revenues from contracts accounted for as derivatives under ASC Topic 815 (1):
Ethanol	445,039	122,541	-	-	-	567,580
Distillers grains	67,709	21,212	-	-	-	88,921
Corn oil	16,470	8,670	2,287	-	-	27,427
Grain	133	14,286	-	-	-	14,419
Cattle and vinegar	-	-	8,406	-	-	8,406
Other	4,284	34,401	-	-	-	38,685
Intersegment revenues	1,291	11,429	-	2,172	(14,892)	-
Total revenues from contracts accounted for as derivatives	534,926	212,539	10,693	2,172	(14,892)	745,438
Leasing revenues under ASC Topic 840 (2)	-	-	-	22,495	(22,085)	410
Total Revenues	$565,716	$213,216	$278,151	$25,885	$(37,681)	$1,045,287

(1)

Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC Topic 606, Revenue from Contracts with Customers (ASC Topic 606), where the company recognizes revenue when control of the inventory is transferred within the meaning of ASC Topic 606 as required by ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets.

(2)	Leasing revenues do not represent revenues recognized from contracts with customers under ASC Topic 606, and continue to be accounted for under ASC Topic 840, Leases.

Payment Terms

The company has standard payment terms, which vary depending upon the nature of the services provided, with the majority falling within 10 to 30 days after transfer of control or completion of services. In instances where the timing of revenue recognition differs from the timing of invoicing, the company has determined that contracts generally do not include a significant financing component.

Contract Liabilities

The company records unearned revenue, which represents a contract liability, when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract.

The following table reflects the changes in unearned revenue from contracts with customers for the three months ended March 31, 2018 (in thousands):

	March 31, 2018	December 31, 2017	Three Month Change
Unearned revenue	$228	$194	$34

During the three months ended March 31, 2018, the company recognized revenue of $194 thousand that was included in the corresponding contract liability balance at the beginning of the period.

During the three months ended March 31, 2018, unearned revenue increased by $34 thousand, primarily as a result of fluctuations in customer inventory levels for the partnership’s tank storage.  The company expects to recognize all of the unearned revenue associated as of March 31, 2018 in the subsequent quarter when the inventory is withdrawn from the partnership’s tank storage.

Practical Expedients

Under the new revenue standard, companies may elect various practical expedients upon adoption. As a result, the company elected to recognize the cost for shipping and handling activities that occur after the customer obtains control of the promised goods as fulfillment activities and not when performance obligations are met. The company also elected to exclude sales taxes from transaction prices.

3.  ACQUISITIONS

Acquisition of Cattle Feeding Operations

On May 16, 2017, the company acquired two cattle-feeding operations from Cargill Cattle Feeders, LLC for $58.7 million, including certain working capital adjustments. The transaction included the feed yards located in Leoti, Kansas and Eckley, Colorado, which added combined feedlot capacity of 155,000 head of cattle to the company’s operations. The transaction was financed using cash on hand. There were no material acquisition costs recorded for the acquisition.

As part of the transaction, the company also entered into a long-term cattle supply agreement with Cargill Meat Solutions Corporation. Under the cattle supply agreement, all cattle placed in the Leoti and Eckley feedlots are sold exclusively to Cargill Meat Solutions under an agreed upon pricing arrangement.

The following is a summary of the preliminary purchase price of assets acquired and liabilities assumed (in thousands):

Amounts of Identifiable Assets Acquired and Liabilities Assumed
Inventory	$21,827
Prepaid expenses and other	52
Property and equipment, net	36,960

Current liabilities	(180)
Total identifiable net assets	$58,659

The amounts above reflect a working capital payment by the company of $1.0 million made during the first quarter of 2018.

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

Derivative contracts include exchange-traded commodity futures and options contracts and forward commodity purchase and sale contracts. Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1. The majority of the company’s exchange-traded futures and options contracts are cash-settled on a daily basis.

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at March 31, 2018
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total

Assets:
Cash and cash equivalents	$240,964	$-	$240,964
Restricted cash	24,271	-	24,271
Inventories carried at market	-	123,502	123,502
Unrealized gains on derivatives	-	12,190	12,190
Other assets	114	25	139
Total assets measured at fair value	$265,349	$135,717	$401,066

Liabilities:
Accounts payable (1)	$-	$10,826	$10,826
Unrealized losses on derivatives	-	12,086	12,086
Other	-	6	6
Total liabilities measured at fair value	$-	$22,918	$22,918

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total

Assets:
Cash and cash equivalents	$266,651	$-	$266,651
Restricted cash	45,709	-	45,709
Inventories carried at market	-	26,834	26,834
Unrealized gains on derivatives	-	12,045	12,045
Other assets	115	-	115
Total assets measured at fair value	$312,475	$38,879	$351,354

Liabilities:
Accounts payable (1)	$-	$37,401	$37,401
Unrealized losses on derivatives	-	12,884	12,884
Other liabilities	-	92	92
Total liabilities measured at fair value	$-	$50,377	$50,377

(1)

Accounts payable is generally stated at historical amounts with the exception of $10.8 million and  $37.4 million at March 31, 2018 and December 31, 2017, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

The company believes the fair value of its debt approximated book value, which was $1.4 billion at  March 31, 2018 and December 31, 2017.  The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair values of its accounts receivable approximated book value, which was  $151.9 million and $151.1 million at March 31, 2018 and December 31, 2017, respectively.

Although the company currently does not have any recurring Level 3 financial measurements, the fair values of tangible assets and goodwill acquired and the equity component of convertible debt issued represent Level 3 measurements which were derived using a combination of the income approach, market approach and cost approach for the specific assets or liabilities being valued.

5.  SEGMENT INFORMATION

The company reports the financial and operating performance for the following four operating segments: (1) ethanol production, which includes the production of ethanol and distillers grains, and recovery of corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and ingredients, which includes cattle feeding, vinegar production and food-grade corn oil operations and (4) partnership, which includes fuel storage and transportation services.

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

The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues:
Ethanol production:
Revenues from external customers	$563,763	$619,879
Intersegment revenues	1,953	1,496
Total segment revenues	565,716	621,375
Agribusiness and energy services:
Revenues from external customers	201,787	168,311
Intersegment revenues	11,429	9,492
Total segment revenues	213,216	177,803
Food and ingredients:
Revenues from external customers	278,109	98,022
Intersegment revenues	42	38
Total segment revenues	278,151	98,060
Partnership:
Revenues from external customers	1,628	1,472
Intersegment revenues	24,257	25,757
Total segment revenues	25,885	27,229
Revenues including intersegment activity	1,082,968	924,467
Intersegment eliminations	(37,681)	(36,783)
Revenues as reported	$1,045,287	$887,684

Refer to Note 2 - Revenue,  for further disaggregation of revenue by operating segment.

	Three Months Ended March 31,
	2018	2017
Cost of goods sold:
Ethanol production	$564,559	$599,138
Agribusiness and energy services	201,712	166,394
Food and ingredients	259,765	83,035
Partnership	-	-
Intersegment eliminations	(37,701)	(36,671)
	$988,335	$811,896

	Three Months Ended March 31,
	2018	2017
Operating income (loss):
Ethanol production	$(27,529)	$(6,598)
Agribusiness and energy services	7,064	6,369
Food and ingredients	12,585	9,626
Partnership	15,360	16,619
Intersegment eliminations	68	(75)
Corporate activities	(11,473)	(8,549)
	$(3,925)	$17,392

	Three Months Ended March 31,
	2018	2017
EBITDA:
Ethanol production	$(7,095)	$13,824
Agribusiness and energy services	7,702	7,013
Food and ingredients	15,997	12,514
Partnership	16,623	17,894
Intersegment eliminations	68	(75)
Corporate activities	(10,175)	(7,321)
	$23,120	$43,849

	Three Months Ended March 31,
	2018	2017
Depreciation and amortization:
Ethanol production	$20,436	$20,342
Agribusiness and energy services	630	660
Food and ingredients	3,404	2,880
Partnership	1,181	1,254
Corporate activities	823	947
	$26,474	$26,083

The following table reconciles net income (loss) to EBITDA (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(19,455)	$1,651
Interest expense	22,128	18,496
Income tax benefit	(6,027)	(2,381)
Depreciation and amortization	26,474	26,083
EBITDA	$23,120	$43,849

The following table sets forth total assets by operating segment (in thousands):

	March 31, 2018	December 31, 2017
Total assets (1):
Ethanol production	$1,072,614	$1,144,459
Agribusiness and energy services	529,166	554,981
Food and ingredients	711,065	725,232
Partnership	75,649	74,935
Corporate assets	284,785	295,217
Intersegment eliminations	(13,410)	(10,174)
	$2,659,869	$2,784,650

(1)	Asset balances by segment exclude intercompany receivable balances.

6.  INVENTORIES

Inventories are carried at the lower of cost or net realizable value, except grain held for sale and fair-value hedged inventories. Commodities held for sale are reported at market value. During the quarter ended March 31, 2018, the company recorded a $19.2 million lower of cost or market adjustment and reclassified $19.2 million of net gains from accumulated other comprehensive income into earnings related to this inventory. Both amounts are reflected in cost of goods sold within the food and ingredients segment.

The components of inventories are as follows (in thousands):

	March 31, 2018	December 31, 2017
Finished goods	$128,476	$146,269
Commodities held for sale	45,328	65,693
Raw materials	157,390	144,520
Work-in-process	291,505	320,664
Supplies and parts	36,327	34,732
	$659,026	$711,878

7.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

The company did not have any changes in the carrying amount of goodwill, which was $182.9 million at March 31, 2018,  and December 31, 2017. Goodwill of $30.3 million, $142.0 million and $10.6 million are attributable to the ethanol production segment, food and ingredients segment and the partnership segment, respectively.

Intangible Assets

As of March 31, 2018, the company’s customer relationship intangible asset recognized in connection with the Fleischmann Vinegar’s acquisition is $72.0 million, net of $8.0 million of accumulated amortization, and has a remaining 13.5-year weighted-average amortization period. As of March 31, 2018, the company also has an indefinite-lived trade name intangible asset of $10.5 million. The company recognized $1.3 million of amortization expense associated with the amortizing customer relationship intangible asset during both of the three months ended March 31, 2018 and 2017, and expects estimated amortization expense for the next five years of $5.3 million per annum. The company’s intangible assets are recorded within other assets on the consolidated balance sheets.

8.  DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2018, the company’s consolidated balance sheet reflected unrealized gains of $0.7 million, net of tax, in accumulated other comprehensive income. The company expects these gains will be reclassified as operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income will differ as commodity prices change.

Fair Values of Derivative Instruments

The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives'		Liability Derivatives'
	Fair Value		Fair Value
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivative financial instruments (1)	$12,190	$12,045	$-	$12,884
Other assets	25	-	-	-
Accrued and other liabilities	-	-	12,086	-
Other liabilities	-	-	6	92
Total	$12,215	$12,045	$12,092	$12,976

(1) At March 31, 2018, derivative financial instruments, as reflected on the balance sheet, include net unrealized gains on exchange traded futures and options contracts of $7.8 million, which included $24.7 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments. At December 31, 2017, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange traded futures and options contracts of $8.5 million, which included $0.3 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments..

Refer to Note 4 - Fair Value Disclosures, which contains fair value information related to derivative financial instruments.

Effect of Derivative Instruments on Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income

The gains or losses recognized in income and other comprehensive income related to the company’s derivative financial instruments and the line items on the consolidated financial statements where they are reported are as follows (in thousands):

	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain or (Loss) Reclassified from	Three Months Ended March 31,
Accumulated Other Comprehensive Income into Income	2018	2017
Revenues	$1,761	$4,152
Cost of goods sold	(978)	830
Net increase recognized in earnings before tax	$783	$4,982

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives
Gain Recognized in	Three Months Ended March 31,
Other Comprehensive Income on Derivatives	2018	2017
Commodity contracts	$22,266	$2,610

	Location of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	(Loss) Recognized in	Three Months Ended March 31,
as Hedging Instruments	Income on Derivatives	2018	2017
Commodity contracts	Revenues	$936	$(5,048)
Commodity contracts	Costs of goods sold	(6,998)	11,936
		$(6,062)	$6,888

As of March 31, 2018, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Inventories	$95,064	$8,336

As of December 31, 2017, no amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items.

Effect of Cash Flow and Fair Value Hedge Accounting on the Statement of Financial Performance

The effect of cash flow and fair value hedges and the line items on the consolidated statements of operations where they are reported are as follows (in thousands):

	Location and Amount of Gain or (Loss) Recognized in
	Income on Cash Flow and Fair Value Hedging Relationships
	for the Three Months Ended March 31,
	2018		2017
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$1,761	$(978)	$4,152	$830

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	-	9,393	1,421	(1,928)
Derivatives designated as hedging instruments	-	(8,432)	(1,095)	3,039

Total amounts of income and expense line items presented in the statement of financial performance in which the effects of cash flow or fair value hedges are recorded	$1,761	$(17)	$4,478	$1,941

There were no gains or losses from discontinuing cash flow or fair value hedge treatment during the three months ended March 31, 2018 and 2017.

The open commodity derivative positions as of March 31, 2018, are as follows (in thousands):

March 31, 2018
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity

Futures	(32,565)				Bushels	Corn, Soybeans and Wheat
Futures	500	(3)			Bushels	Corn
Futures	(20,915)	(4)			Bushels	Corn
Futures	16,031				Gallons	Ethanol
Futures	(45,360)	(3)			Gallons	Ethanol
Futures	1,033				MmBTU	Natural Gas
Futures	(6,250)	(4)			MmBTU	Natural Gas
Futures	(18,810)				Pounds	Livestock
Futures	(220,680)	(3)			Pounds	Livestock
Futures	120				Barrels	Crude Oil
Futures	(43)	(4)			Barrels	Crude Oil
Futures	2,184	(3)			Gallons	Natural Gasoline
Options	12,269				Bushels	Corn, Soybeans and Wheat
Options	1,943				Gallons	Ethanol
Options	624				MmBTU	Natural Gas
Options	(15,067)				Pounds	Livestock
Options	(103)				Barrels	Crude Oil
Forwards			52,262	(580)	Bushels	Corn and Soybeans
Forwards			47,196	(269,766)	Gallons	Ethanol
Forwards			223	(328)	Tons	Distillers Grains
Forwards			27,370	(107,012)	Pounds	Corn Oil
Forwards			23,268	(2,587)	MmBTU	Natural Gas

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.
(4)	Futures or non-exchange traded forwards used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains on energy trading contracts of $6.7 million and $8.2 million for the three months ended March 31, 2018, and 2017, respectively.

9.  DEBT

The components of long-term debt are as follows (in thousands):

	March 31, 2018	December 31, 2017
Corporate:
$500.0 million term loan	$497,500	$498,750
$120.0 million convertible notes due 2018	62,191	61,442
$170.0 million convertible notes due 2022	138,180	136,739
Green Plains Partners:
$235.0 million revolving credit facility	129,000	126,900
Other	27,642	27,744
Total face value of long-term debt	854,513	851,575
Unamortized debt issuance costs	(17,804)	(16,256)
Less: current portion of long-term debt	(68,925)	(67,923)
Total long-term debt	$767,784	$767,396

The components of short-term notes payable and other borrowings are as follows:

	March 31, 2018	December 31, 2017
Green Plains Cattle:
$425.0 million revolver	$245,000	$270,860
Green Plains Grain:
$125.0 million revolver	95,000	75,000
$50.0 million inventory financing	49,466	-
Green Plains Trade:
$300.0 million revolver	144,219	180,320
	$533,685	$526,180

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

In September 2013, the company issued $120.0 million of 3.25% convertible senior notes due 2018, or the 3.25% notes. The 3.25% notes are senior, unsecured obligations of the company, with interest payable on April 1 and October 1 of each year. The company may settle the 3.25% notes in cash, common stock or a combination of cash and common stock. Prior to April 1, 2018, the 3.25% notes are not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment upon the occurrence of certain events, including when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted as of March 31, 2018 to 50.4543 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $19.82 per share. For all conversions of notes which occur on or after April 1, 2018, the company has elected to convert for whole shares of common stock with any fractional share being settled with cash in lieu.

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

On August 29, 2017, the company entered into a $500.0 million term loan agreement, which matures on August 29, 2023, to refinance approximately $405.0 million of total debt outstanding issued by Green Plains Processing and Fleischmann’s Vinegar, pay associated fees and expenses and for general corporate purposes. The term loan is guaranteed by the company and substantially all of its subsidiaries, except for Green Plains Partners and certain other entities, and secured by substantially all of the assets of the company, including 17 ethanol production facilities, vinegar production facilities and a second priority lien on the assets secured under the revolving credit facilities at Green Plains Trade, Green Plains Cattle and Green Plains Grain.

The credit agreement contains certain customary representations and warranties, affirmative covenants, negative covenants, financial covenants and events of default. The negative covenants include restrictions on the ability to incur additional indebtedness, acquire and sell assets, create liens, make investments, make distributions and enter into transactions with affiliates. At the end of each fiscal quarter, the covenants of the credit agreement require the company to maintain a maximum term debt to total term capitalization of not more than 55% and a minimum interest coverage ratio of not less than 1.25x, as defined in the credit agreement. Beginning in 2018, the credit facility also has a provision requiring the company to make special annual payments of 50% or 75% of its available free cash flow, subject to certain limitations. Voluntary term loan prepayments are subject to prepayment fees of 1.0% if prepaid before the eighteen-month anniversary of the credit agreement. Scheduled principal payments are $1.25 million each quarter until maturity. The term loan bears interest at a floating rate of a base rate plus a margin of 4.50% or LIBOR plus a margin of 5.50%.

Ethanol Production Segment

We have small equipment financing loans, capital leases on equipment or facilities, and other forms of debt financing.

Agribusiness and Energy Services Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility, to finance working capital up to the maximum commitment based on eligible collateral equal to the sum of percentages of eligible cash, receivables and inventories, less miscellaneous adjustments. The credit facility matures on July 26, 2019. Advances are subject to an interest rate equal to LIBOR plus 3.00% or the lenders’ base rate plus 2.00%. The credit facility also includes an accordion feature that enables the facility to be increased by up to $75.0 million with agent approval. The credit facility can also be increased by up to $50.0 million for seasonal borrowings. Total commitments outstanding cannot exceed $250.0 million. The total unused portion of the $125.0 million revolving credit facility is also subject to a commitment fee ranging from 0.375% to 0.50% per annum depending on utilization.

Lenders receive a first priority lien on certain cash, inventory, accounts receivable and other assets owned by Green Plains Grain and a second priority lien on substantially all of the assets of the company, including 17 ethanol production facilities and vinegar production facilities as security on the credit facility. The terms impose affirmative and negative covenants, including maintaining minimum working capital of $22.0 million and tangible net worth of $27.0 million. Capital expenditures are limited to $8.0 million per year under the credit facility, plus equity contributions from the company and unused amounts of up to $8.0 million from the previous year. In addition, the credit facility requires the company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 and a maximum annual leverage ratio of 6.00 to 1.00 at the end of each quarter. The fixed charge coverage ratio and long-term capitalization ratio apply only if the company has long-term indebtedness on the date of calculation. As of March 31, 2018, Green Plains Grain had no long-term indebtedness. The credit facility also contains restrictions on distributions related to capital stock, with exceptions for distributions up to 50% of net profit before tax, subject to certain conditions.

Green Plains Grain has entered into short-term inventory financing agreements with a financial institution. At March 31, 2018,  13.3 million bushels of corn had been designated as collateral under these agreements at initial values totaling $48.7 million. The company has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. At March 31, 2018, the short-term notes payable were valued at $49.5 million and were measured using Level 2 inputs.

Green Plains Trade has a $300.0 million senior secured asset-based revolving credit facility to finance working capital for marketing and distribution activities based on eligible collateral equal to the sum of percentages of eligible receivables and inventories, less miscellaneous adjustments. The amended credit facility consists of a $285 million credit facility and a $15 million first-in-last-out (FILO) credit facility, and includes an accordion feature that enables the credit facility to be increased by up to $70.0 million with agent approval. Advances are subject to variable interest rates equal to daily LIBOR plus 2.25% on the credit facility and daily LIBOR plus 3.25% on the FILO credit facility. The total unused portion of the revolving credit facility is also subject to a commitment fee of 0.375% per annum.

The terms impose affirmative and negative covenants, including maintaining a minimum fixed charge coverage ratio of 1.15x. Capital expenditures are limited to $1.5 million per year under the credit facility. The credit facility also restricts distributions related to capital stock, with an exception for distributions up to 50% of net income if, on a pro forma basis, (a) availability has been greater than $10.0 million for the last 30 days and (b) the borrower would be in compliance with the fixed charge coverage ratio on the distribution date.

At March 31, 2018, Green Plains Trade had restricted cash of $0.7 million on the consolidated balance sheet, the use of which was restricted for repayment towards the outstanding loan balance.

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

Lenders receive a first priority lien on certain cash, inventory, accounts receivable, property and equipment and other assets owned by Green Plains Cattle and a second priority lien on substantially all of the assets of the company, including 17 ethanol production facilities and vinegar production facilities as security on the credit facility. The amended terms impose affirmative and negative covenants, including maintaining a minimum working capital of 15% of the commitment amount, minimum tangible net worth of 20% of the commitment amount, plus 50% of net profit from the previous year, and a maximum total debt to tangible net worth ratio of 3.50x. Capital expenditures are limited to $10.0 million per year under the credit facility, plus $10.0 million per year if funded by a contribution from parent, plus any unused amounts from the previous year.

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a $235.0 million revolving credit facility, as amended, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. On February 20, 2018, the partnership accessed an additional $40.0 million to increase the revolving credit facility from $195.0 million to $235.0 million. The credit facility can be increased by an additional $20.0 million without the consent of the lenders. Advances under the credit facility are subject to a floating interest rate based on the preceding fiscal quarter’s consolidated leverage ratio at a base rate plus 1.25% to 2.00% or LIBOR plus 2.25% to 3.00%.  The unused portion of the credit facility is also subject to a commitment fee of 0.35% to 0.50%, depending on the preceding fiscal quarter’s consolidated leverage ratio.

The partnership’s obligations under the credit facility are secured by a first priority lien on (i) the capital stock of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, such as investment property, general intangibles and contract rights, including rights under agreements with Green Plains Trade, and (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries and its personal property. The terms impose affirmative and negative covenants including restricting the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. The credit facility also requires the partnership to maintain a maximum consolidated net leverage ratio of 3.50x, and a minimum consolidated interest coverage ratio of 2.75x, each of which is calculated on a pro forma basis with respect to acquisitions and divestitures occurring during the applicable period.

Covenant Compliance

The company was in compliance with its debt covenants as of March 31, 2018.

Capitalized Interest

The company had $24 thousand and $11 thousand of capitalized interest during the three months ended March 31, 2018,  and 2017, respectively.

Restricted Net Assets

At March 31, 2018, there were approximately $167.4 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

10.  STOCK-BASED COMPENSATION

The company has an equity incentive plan that reserves 4,110,000 shares of common stock for issuance to its directors and employees. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, performance shares, and restricted and deferred stock unit awards, to be granted to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date, with no adjustments for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis.

Stock Options

The activity related to the exercisable stock options for the three months ended March 31, 2018, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2017	143,750	$12.44	1.8	$635
Granted	-	-	-	-
Exercised	(5,000)	10.00	-	40
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2018	138,750	$12.52	1.6	$595
Exercisable at March 31, 2018 (1)	138,750	$12.52	1.6	$595

(1)	Includes in-the-money options totaling 128,750 shares at a weighted-average exercise price of $12.18.

Option awards allow employees to exercise options through cash payment for the shares of common stock or simultaneous broker-assisted transactions in which the employee authorizes the exercise and immediate sale of the shares in the open market. The company uses newly issued shares of common stock to satisfy its stock-based payment obligations.

Restricted Stock

The non-vested stock award and deferred stock unit activity for the three months ended March 31, 2018, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)

Non-Vested at December 31, 2017	1,068,947	$20.41
Granted	446,440	18.15
Forfeited	(1,926)	20.50
Vested	(457,161)	20.17
Non-Vested at March 31, 2018	1,056,300	$19.56	2.2

Performance Shares

On March 19, 2018, the board of directors granted 153,030 performance shares to be awarded in the form of common stock to certain participants of the plan. Performance shares vest based on the company's average return on net assets (RONA) and the company’s total shareholder return (TSR), as further described herein. The performance shares vest on March 19, 2021, if the RONA and TSR criteria are achieved and the participant is then employed by the company. Fifty percent of the performance shares vest based upon the company’s ability to achieve a predetermined RONA during the three year performance period. The remaining fifty percent of the performance shares vest based upon the company’s total TSR during the three year performance period relative to that of the company’s performance peer group.

The performance shares were granted at a target of 100%, but each performance share will reduce or increase depending on results for the performance period for the company's RONA, and the company’s TSR relative to that of the performance peer group. If the company’s RONA and TSR achieve the maximum goals, the maximum amount of shares available to be issued pursuant to this award is 229,545 performance shares or 150% of the 153,030 performance shares granted on March 19, 2018. The actual number of performance shares that will ultimately vest is based on the actual percentile ranking of the company’s RONA, and the company’s TSR compared to the peer performance at the end of the performance period.

The company used the Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the company in applying the Monte Carlo valuation model for performance share grants during the three months ended March 31, 2018 are illustrated in the following table:

Three Months Ended March 31, 2018
Risk-free interest rate	2.44%
Dividend yield	2.64%
Expected volatility	45.11%

The Monte Carlo valuation also estimated the number of performance shares that would be awarded which is reflected in the fair value on the grant date. The Monte Carlo valuation assumed 97.39% of the performance shares granted on March 19, 2018 would be awarded on March 19, 2021 based upon the estimated company’s total shareholder return relative to peer performance. The company’s closing stock price was $18.15 on the date of the grant.

At March 31, 2018 unrecognized stock compensation expense of $2.7 million, excluding any potential forfeitures, will be recognized over the vesting period of these performance share awards on a straight-line basis.

Green Plains Partners

Green Plains Partners adopted the LTIP, an incentive plan intended to promote the interests of the partnership, its general partner and affiliates by providing incentive compensation based on units to employees, consultants and directors to encourage superior performance. The incentive plan reserves 2,500,000 common units for issuance in the form of options, restricted units, phantom units, distributable equivalent rights, substitute awards, unit appreciation rights, unit awards, profits interest units or other unit-based awards. The partnership measures unit-based compensation related to equity awards in its consolidated financial statements over the requisite service period on a straight-line basis.

There was no change in the number of non-vested unit-based awards during the three months ended March 31, 2018.

Compensation costs for stock-based and unit-based payment plans were approximately $2.4 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, there was  $18.6 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards, excluding performance shares noted above. This compensation is expected to be recognized over a weighted-average period of approximately 2.2 years. The potential tax benefit related to stock-based payment is approximately 24.3% of these expenses.

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

The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Basic EPS:
Net loss attributable to Green Plains	$(24,117)	$(3,597)
Weighted average shares outstanding - basic	40,164	38,420
EPS - basic	$(0.60)	$(0.09)

EPS - diluted	$(0.60)	$(0.09)

Ten thousand shares of stock options were excluded from the computation of diluted EPS for the three months ended March 31, 2018, because the exercise price of the corresponding awards were greater than the market price of the company’s common stock at the end of the period. Also, excluded from the computation of diluted EPS were 9.9 million shares and 12.1 million shares related to the effect of the convertible debt and stock-based compensation awards for the three months ended March 31, 2018 and 2017, respectively, as the inclusion of these shares would have been antidilutive.

12.  STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

					Accum.			Total
			Additional		Other			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Comp.	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity	Interests	Equity

Balance, December 31, 2017	46,410	$46	$685,019	$325,411	$(13,110)	5,326	$(55,184)	$942,182	$116,954	$1,059,136
Reclassification of certain tax effects from other comprehensive loss (Note 1)	-	-	-	2,787	(2,787)	-	-	-	-	-
Balance, January 1, 2018	46,410	46	685,019	328,198	(15,897)	5,326	(55,184)	942,182	116,954	1,059,136
Net income (loss)	-	-	-	(24,117)	-	-	-	(24,117)	4,662	(19,455)
Cash dividends and distributions declared	-	-	-	(4,831)	-	-	-	(4,831)	(5,420)	(10,251)
Other comprehensive income before reclassification	-	-	-	-	17,150	-	-	17,150	-	17,150
Amounts reclassified from accumulated other comprehensive income	-	-	-	-	(603)	-	-	(603)	-	(603)
Other comprehensive income, net of tax	-	-	-	-	16,547	-	-	16,547	-	16,547
Stock-based compensation	284	1	(512)	-	-	-	-	(511)	60	(451)
Stock options exercised	5	-	50	-	-	-	-	50	-	50
Balance, March 31, 2018	46,699	$47	$684,557	$299,250	$650	5,326	$(55,184)	$929,320	$116,256	$1,045,576

Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Three Months Ended March 31,		Statements of Operations
	2018	2017	Classification
Gains on cash flow hedges:
Commodity derivatives	$1,761	$4,152	Revenues
Commodity derivatives	(978)	830	Cost of goods sold
Total	783	4,982	Income before income taxes
Income tax expense	180	1,848	Income tax expense
Amounts reclassified from accumulated other comprehensive income	$603	$3,134

13.  INCOME TAXES

The company records actual income tax expense or benefit during interim periods rather than on an annual effective tax rate method. Certain items are given discrete period treatment and the tax effect of those items are reported in full in the relevant interim period. Green Plains Partners is a limited partnership, which is treated as a flow-through entity for federal income tax purposes and is not subject to federal income taxes. As a result, the consolidated financial statements do not reflect income taxes on pre-tax income or loss attributable to the noncontrolling interest in the partnership.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and is effective January 1, 2018.  The Act reduced the federal tax rate to 21%. Due to the significance of the legislation, the SEC issued Staff Accounting Bulletin 118 (SAB 118), which provides a measurement period to complete the accounting for certain elements of the tax reform. The company is still analyzing certain other provisions of the legislation and its impact to future income taxes, including interest expense limitation to 30% of adjusted taxable income, use of AMT credit carryforwards, limitation of net operating loss carryforwards to 80% of taxable income, and deducibility of officer compensation. Any subsequent adjustments will be recorded as tax expense during the period in which the analysis is complete.

The company recorded income tax benefit of $6.0 million for the three months ended March 31, 2018, compared with $2.4 million for the same period in 2017. The increase in income tax benefit was due to a higher loss before income taxes for the three months ended March 31, 2018.

The amount of unrecognized tax benefits for uncertain tax positions was $35.6 million as of March 31, 2018, and $26.0 million as of December 31, 2017. Recognition of these benefits would have a favorable impact on the company’s effective tax rate.

The 2018 effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.

14.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The company leases certain facilities, equipment and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease. The company incurred lease expenses of $10.7 million and $10.3 million during the three months ended March 31, 2018 and 2017, respectively.

Aggregate minimum lease payments under these agreements for the remainder of 2018 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2018	$23,195
2019	23,505
2020	17,478
2021	9,726
2022	7,636
Thereafter	24,443
Total	$105,983

Commodities

As of March 31, 2018, the company had contracted future purchases of grain, corn oil, natural gas, crude oil, ethanol, distillers grains and cattle, valued at approximately $594.3 million.

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

15.  RELATED PARTY TRANSACTIONS

Commercial Contracts

In March 2014, a subsidiary of the company entered into $1.4 million of new equipment financing agreements with Amur Equipment Finance. Gordon Glade, a  member of the company’s board of directors, is a shareholder of Amur Equipment Finance.  Balances of $0.5 million and $0.6 million related to these financing arrangements were included in debt at March 31, 2018, and December 31, 2017, respectively. Payments, including principal and interest, totaled $69 thousand during each of the three months ended March 31, 2018 and 2017. The weighted average interest rate for the financing agreements with Amur Equipment Finance was 6.8%.

Aircraft Leases

Effective January 1, 2015, the company entered into two agreements with an entity controlled by Wayne Hoovestol for the lease of two aircrafts. Mr. Hoovestol is chairman of the company’s board of directors. The company agreed to pay $9,766 per month for the combined use of up to 125 hours per year of the aircrafts. Flight time in excess of 125 hours per year will incur additional hourly charges. Payments related to these leases totaled $57 thousand and $60 thousand during the three months ended March 31, 2018 and 2017, respectively. The company had no outstanding payables related to these agreements as of March 31, 2018 and $2 thousand in outstanding payables related to these agreements as of December 31, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this report together with our annual report on Form 10-K for the year ended December 31, 2017.

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

Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2017, or incorporated by reference. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including: competition in the ethanol industry and other industries in which we operate; commodity market risks including those that may result from weather conditions; financial market risks; counterparty risks; risks associated with changes to government policy or regulation, risks related to acquisitions and achieving anticipated results; risks associated with merchant trading, cattle feeding operations, vinegar production and other risk factors detailed in reports filed with the SEC. Additional risks related to Green Plains Partners LP include compliance with commercial contractual obligations, potential tax consequences related to our investment in the partnership and risks disclosed in the partnership’s SEC filings associated with the operation of the partnership as a separate, publicly traded entity.

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

Recent Developments

On February 16, 2018, the partnership and Delek Logistics Partners LP formed DKGP Energy Terminals LLC, a 50/50 joint venture, to acquire and manage light products terminal assets in Texas and Arkansas.  In conjunction with the formation of the joint venture, DKGP executed a membership interest purchase agreement with AMID Merger LP, to acquire all of the membership interests of AMID Refined Products LLC (“AMID”) for approximately $138.5 million. Through its subsidiaries, AMID owns the assets of two light products fuel terminals located in Caddo Mills, Texas and North Little Rock, Arkansas. Upon closing of the acquisition, the partnership will contribute $81.75 million in cash for its 50% share in the joint venture and customary closing costs. Delek Logistics Partners LP will contribute $57.75 million in cash as well as two of its existing terminals located in Caddo Mills, Texas and North Little Rock, Arkansas, for their 50% share in the joint venture and customary closing costs. The four terminals will have combined on-site storage capacity of approximately 1.8 million barrels, access to major pipelines and railroads, and the ability to transload various products, including gasoline, diesel, biodiesel, distillates and ethanol. The partnership anticipates the transaction will close in the second half of 2018, subject to customary closing conditions and regulatory approvals.

During the fourth quarter of 2017, commercial development of the JGP Energy Partners intermodal import and export fuels terminal in Beaumont, Texas was completed, with storage capacity of 550 thousand barrels to support various export and domestic grades of ethanol. On December 4, 2017, the first ethanol shipment departed from the terminal. Green Plains formed the 50/50 joint venture to construct the terminal in June 2016 with Jefferson Ethanol Holdings LLC, a subsidiary of Fortress Transportation and Infrastructure Investors LLC. Per the omnibus agreement between Green Plains and the partnership, Green Plains is required to offer its interest in the joint venture to the partnership no later than six months after the completion of construction; however, the partnership and Green Plains have agreed to extend the offer period until no later than October 15, 2018.

Results of Operations

During the first quarter of 2018, we slowed ethanol production in response to seasonally weaker margins and completed several plant upgrades to improve future operational efficiency. As a result, we maintained an average utilization rate of approximately 76.5% of capacity, resulting in ethanol production of 280.4 mmg for the first quarter of 2018, compared with 326.4  mmg, or 90.1% of capacity, for the same quarter last year.

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 1.04 million barrels per day during the first quarter of 2018, maintaining the same rate of production as the first quarter of last year. Refiner and blender input volume increased slightly to 875 thousand barrels per day for the first quarter of 2018 compared with 871 thousand barrels per day for the same quarter last year. Ethanol demand grew at a slower rate than consumer gasoline demand, which increased 3.3% quarter over quarter, despite more retail stations offering higher blends. As of March 31, 2018, there were approximately 1,360 retail stations selling E15, up from 1,210 at the beginning of the period, according to Growth Energy. Ethanol futures traded at an average discount of $0.45 to RBOB during the first quarter of 2018. U.S. domestic ethanol ending stocks dropped by 1.3 million barrels, or 5.4%, to 22.4 million barrels on March 31, 2018, compared with 23.7 million barrels for the first quarter of 2017.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, year-to-date domestic ethanol exports through February 28, 2018, were 307.0 mmg, up 18.2%, from 259.8 mmg for the comparable period in 2017. Brazil remained the largest export destination for U.S. ethanol, which accounted for 47% of domestic ethanol export volume despite the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of Foreign Trade, or CAMEX. Canada, China, Singapore and India accounted for 14%, 11%, 5% and 5%, respectively, of U.S. ethanol exports.

U.S. corn-based ethanol continues to have a price advantage, including the current tariff in Brazil, over Brazilian ethanol due to the price of corn relative to sugar cane as a feedstock. On April 1, 2018, however, China announced it would add a 15% tariff to the existing 30% tariff it had earlier imposed on ethanol imports from the United States and Brazil. The cost to produce the equivalent amount of starch found in sugar from $3.50-per-bushel corn is 7 cents per pound. The average price of sugar was approximately 13 cents per pound during the first quarter of 2018, compared with an average of 16 cents per pound for 2017. We currently estimate that net ethanol exports will reach between 1.6 billion gallons and 1.8 billion gallons in 2018 based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

According to the USDA Foreign Agriculture Service, year-to-date U.S. distillers grains exports through February 28, 2018, were 1.7 million metric tons, approximately 13.6% lower than year-to-date distillers grains exports for the same period last year. The lower demand in animal feed is attributed to oversupply in the global pig, poultry and egg markets which resulted in slower production rates. Mexico, Thailand, South Korea, Vietnam, Turkey, Canada and Indonesia accounted for approximately 68% of total U.S. distillers export volumes.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Federal mandates supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns and an interest in reducing the country’s dependence on foreign oil. When RFS II was established in October 2010, the required volume of conventional renewable fuel to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015. In November 2017, the EPA announced it would maintain the 15.0 billion gallon mandate for conventional ethanol in 2018.

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

The EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total fuel sales. Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. In November 2017, the EPA denied a petition to change the point of obligation under RFS II to the parties that own the gasoline before it is sold. Notwithstanding, the EPA has recently granted a number of small refiner exemptions, whereby such refiners were alleviated of their responsibility to supply RINS for their obligated volumes. These waived gallons are not redistributed to obligated parties, so in effect the small refinery exemptions reduce the RVO. Likewise, the US Bankruptcy Court in Delaware recently alleviated significant RIN obligations of Philadelphia Energy Solutions (PES), a bankrupt east coast refiner.

Consumer acceptance of flex-fuel vehicles and higher ethanol blends may be necessary before ethanol can achieve significant growth in U.S. market share. CAFE, which was first enacted by Congress in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks, provides a 54% efficiency bonus to flexible-fuel vehicles running on E85. Another important factor is a waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold between June and September, even though it exceeds the Reid vapor pressure limitation of nine pounds per square inch. The One-Pound Waiver does not apply to E15, even though it has similar physical properties to E10.

Congress may also consider legislation that would impact the RFS. Bills have been introduced in the House and Senate and others are being discussed, which would sunset the corn based ethanol mandate.

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

Valero Energy and refining trade group American Fuel and Petrochemical Manufacturers (AFPM) have challenged the EPA’s handling of the U.S. biofuel mandate in separate actions on January 26, 2018. AFPM is asking the D.C. U.S. Court of Appeals to review the EPA’s November 2017 decision to reject proposed changes to the structure of the RFS, including moving the point of obligation from refiners and importers of fuel to fuel blenders. Valero filed two petitions with the same court, one seeking review of the annual RVO rule set by the EPA for 2018 and 2019, which dictates the volumes of renewable fuels to be blended in the coming years, and a second arguing against the EPA’s December 2017 assertion that the agency has fulfilled its duty to periodically review the RFS as directed by statute.

Government actions abroad can significantly impact the volume of ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during the year due to a 30% tariff imposed on U.S. and Brazil fuel ethanol, which took effect in January 2017. There is no assurance the recently issued joint plan will lead to increased imports of U.S. ethanol. CAMEX issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter in September 2017. The ruling is valid for two years. In Mexico, four lawsuits challenging the June 2017 decision by the Energy Regulatory Commission of Mexico (CRE) to approve the use of 10% ethanol blends were dismissed. A fifth lawsuit was allowed to proceed for judicial review, despite precedent set by the Mexico Supreme Court for dismissal. The CRE is expected to defend its position before the judge makes a final decision. Should the judge rule in favor of the plaintiff, the case will go to Mexico’s Supreme Court. U.S. ethanol exports to Mexico totaled 30 mmg in 2017.

On April 12, 2018, following a series of meetings involving President Trump, Senators, key federal agency leaders and the industry, President Trump indicated that the EPA would be moving forward to authorize year-round sales of E15 by rulemaking designed to address the One-Pound Waiver that currently inhibits sales of E15 in certain markets during summer driving months. President Trump further suggested he may consider relief for petroleum refiners, which could involve modifications to how RINs are generated, priced, and/or traded. The EPA is considering a letter of no action assurance which could allow retailers to avoid relabeling their E15 pumps as flex fuel only ahead of the upcoming summer driving season.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and is effective January 1, 2018. We continue to analyze the Act’s impact to current and future taxes. We are also following the guidance of SAB 118 which provides a measurement period to complete accounting for certain elements of the tax reform. On March 23, 2018, Congress rescinded an unintended consequence of the Act under section 199A, which provided certain tax benefits to producers selling grain to cooperative associations and enabled a potential marketplace advantage over other agribusiness companies.

Comparability of our Financial Results

We report the financial and operating performance for the following four operating segments: (1) ethanol production, which includes the production of ethanol and distillers grains, and recovery of corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and ingredients, which includes cattle feeding, vinegar production and food-grade corn oil operations and (4) partnership, which includes fuel storage and transportation services.

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

Corporate activities include selling, general and administrative expenses, consisting primarily of compensation, professional fees and overhead costs not directly related to a specific operating segment. When we evaluate segment performance, we review the following segment information as well as earnings before interest, income taxes, depreciation and amortization, or EBITDA.

We, together with our subsidiaries, own a 62.5% limited partner interest and a 2.0% general partner interest in the partnership and own all of the partnership’s incentive distribution rights, with the remaining 35.5% limited partner interest owned by public common unitholders. We consolidate the financial results of the partnership, and record a non-controlling interest for the economic interest in the partnership held by the public common unitholders.

Segment Results

The selected operating segment financial information are as follows (in thousands):

	Three Months Ended March 31,		%
	2018	2017	Variance
Revenues:
Ethanol production:
Revenues from external customers	$563,763	$619,879	(9.1%)
Intersegment revenues	1,953	1,496	30.5
Total segment revenues	565,716	621,375	(9.0)
Agribusiness and energy services:		-
Revenues from external customers	201,787	168,311	19.9
Intersegment revenues	11,429	9,492	20.4
Total segment revenues	213,216	177,803	19.9
Food and ingredients:		-
Revenues from external customers	278,109	98,022	183.7
Intersegment revenues	42	38	10.5
Total segment revenues	278,151	98,060	183.7
Partnership:		-
Revenues from external customers	1,628	1,472	10.6
Intersegment revenues	24,257	25,757	(5.8)
Total segment revenues	25,885	27,229	(4.9)
Revenues including intersegment activity	1,082,968	924,467	17.1
Intersegment eliminations	(37,681)	(36,783)	2.4
Revenues as reported	$1,045,287	$887,684	17.8%

	Three Months Ended March 31,		%
	2018	2017	Variance
Cost of goods sold:
Ethanol production	$564,559	$599,138	(5.8%)
Agribusiness and energy services	201,712	166,394	21.2
Food and ingredients	259,765	83,035	212.8
Partnership	-	-	*
Intersegment eliminations	(37,701)	(36,671)	2.8
	$988,335	$811,896	21.7%

	Three Months Ended March 31,		%
	2018	2017	Variance
Operating income (loss):
Ethanol production	$(27,529)	$(6,598)	(317.2%)
Agribusiness and energy services	7,064	6,369	10.9
Food and ingredients	12,585	9,626	30.7
Partnership	15,360	16,619	(7.6)
Intersegment eliminations	68	(75)	*
Corporate activities	(11,473)	(8,549)	34.2
	$(3,925)	$17,392	(122.6%)

	Three Months Ended March 31,		%
	2018	2017	Variance
EBITDA:
Ethanol production	$(7,095)	$13,824	*
Agribusiness and energy services	7,702	7,013	9.8
Food and ingredients	15,997	12,514	27.8
Partnership	16,623	17,894	(7.1)
Intersegment eliminations	68	(75)	190.7
Corporate activities	(10,175)	(7,321)	39.0
	$23,120	$43,849	(47.3%)

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

The following table reconciles net income to EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(19,455)	$1,651
Interest expense	22,128	18,496
Income tax benefit	(6,027)	(2,381)
Depreciation and amortization	26,474	26,083
EBITDA	$23,120	$43,849

Three Months Ended March 31, 2018, Compared with the Three Months Ended March 31, 2017

Consolidated Results

Consolidated revenues increased $157.6 million for the three months ended March 31, 2018, compared with the same period in 2017, primarily as a result of the acquisitions of cattle feeding operations at the end of the first quarter and at the beginning of the second quarter of 2017. The increase was also driven by additional natural gas volumes sold, partially offset by a decrease in volumes and lower average realized prices for ethanol, grain and corn oil.

Operating income decreased $21.3 million and EBITDA decreased $20.7 million for the three months ended March 31, 2018 compared with the same period last year primarily due to decreased margins on ethanol production. Interest expense increased $3.6 million for the three months ended March 31, 2018, compared with the same period in 2017, primarily due to higher average debt outstanding as well as higher borrowing costs.  Income tax benefit was $6.0 million for the three months ended March 31, 2018, compared with $2.4 million for the same period in 2017.

The following discussion provides greater detail about our first quarter segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Three Months Ended March 31,
	2018	2017	% Variance

Ethanol produced
(thousands of gallons)	280,410	326,426	(14.1)
Distillers grains produced
(thousands of equivalent dried tons)	747	877	(14.8)
Corn oil produced
(thousands of pounds)	69,134	75,356	(8.3)
Corn consumed
(thousands of bushels)	97,283	113,485	(14.3)

Revenues in our ethanol production segment decreased $55.7 million for the three months ended March 31, 2018, compared with the same period in 2017 primarily due to lower volumes of ethanol, distillers grains and corn oil produced in addition to lower average ethanol and corn oil prices realized, partially offset by higher average distillers grains prices realized.

Cost of goods sold for our ethanol production segment decreased $34.6 million for the three months ended March 31, 2018, compared with the same period last year due to lower production volumes and lower corn prices. As a result of the factors identified above, both operating income and EBITDA decreased $20.9 million for  the three months ended March 31, 2018, compared with the same period in 2017. Depreciation and amortization expense for the segment was $20.4 million for the three months ended March 31, 2018, compared with $20.3 million for the same period last year.

Agribusiness and Energy Services Segment

Revenues in our agribusiness and energy services segment increased $35.4 million while both operating income and EBITDA increased by $0.7 million for the three months ended March 31, 2018, compared with the same period in 2017.  The increase in revenues was primarily due to an increase in ethanol and natural gas trading activity, partially offset by a decrease in grain and corn oil trading activity volumes and lower average realized prices for corn oil. Operating income and EBITDA increased primarily as a result of increased trading activity margins.

Food and Ingredients Segment

Revenues in our food and ingredients segment increased $180.1 million for the three months ended March 31, 2018, compared with the same period in 2017.  The increase in revenues was primarily due to an increase in cattle volumes sold as a result of the acquisitions of cattle feeding operations during the first and second quarters of 2017, as well as higher average realized cattle prices. Cattle head sold for the three months ended March 31, 2018 and 2017 was approximately 137,000 and 42,000, respectively.

Operating income increased by $3.0 million and EBITDA increased $3.5 million for the three months ended March 31, 2018, compared with the same period in 2017 primarily due to the increase in cattle volumes and margins outlined above.

Partnership Segment

Revenues generated by our partnership segment decreased $1.3 million for the three months ended March 31, 2018 compared to the same period of 2017, due to lower storage and throughput volumes, partially offset by an increase in trucking revenue. Both operating income and EBITDA decreased $1.3 million for the three months ended March 31, 2018, compared with the same period in 2017 primarily due to decreases in repairs, maintenance and railcar offload expenses associated with our terminal operations.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $0.9 million for the three months ended March 31, 2018, compared with the same period in 2017 due increased intersegment corn purchases within the agribusiness and energy services segment as well as increased intersegment distillers grain revenues within the ethanol production segment, offset by a decrease in storage and throughput fees paid to the partnership segment.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $2.9 million for the three months ended March 31, 2018, compared with the same period in 2017 primarily due to increased selling, general and administrative expenses related to personnel and consulting fees in 2018.

Income Taxes

We recorded income tax benefit of $6.0 million for the three months ended March 31, 2018, compared with $2.4 million for the same period in 2017. The increase in income tax benefit was due to a  higher loss before income taxes for the three months ended March 31, 2018.

We continue to review and assess our qualifying research expenditures related to 2017. As the study is finalized in 2018, it could result in an adjustment to the previously recorded tax credits.

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

On March 31, 2018, we had $241.0 million in cash and equivalents, excluding restricted cash, consisting of $167.3 million held at our parent company and the remainder held at our subsidiaries. Additionally, we had $24.3 million in restricted cash at March 31, 2018. We also had $471.8 million available under our revolving credit agreements, some of which were subject to restrictions or other lending conditions. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At March 31, 2018, our subsidiaries had approximately $167.4 million of net assets that were not available to us in the form of dividends, loans or advances due to restrictions contained in their credit facilities. As a result of the $500 million term loan agreement and related debt extinguishment at Green Plains Processing and Fleischmann’s Vinegar, we no longer consider certain subsidiaries to have restrictions on cash and asset distributions.

Net cash used in operating activities was $41.1 million for the three months ended March 31, 2018, compared with $60.2 million for the same period in 2017. Operating activities compared to the prior year were primarily affected by decreases in accounts payable and accrued liabilities as well as decreases in operating income when compared to the same period of the prior year, offset by decreases in inventory. Net cash used in investing activities was $0.9 million for the three months ended March 31, 2018, due primarily to capital expenditures at our existing ethanol and vinegar plants partially offset by cash received from other investing activities. Net cash used in financing activities was $5.2 million for the three months ended March 31, 2018 compared with $0.9 million for the same period in 2017, with the increase in cash used resulting from lower borrowings.

Additionally, Green Plains Trade, Green Plains Cattle and Green Plains Grain use revolving credit facilities to finance working capital requirements. We frequently draw from and repay these facilities which results in significant cash movements reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

We incurred capital expenditures of $7.4 million in the first three months of 2018 for various maintenance and expansion projects. Capital spending for the remainder of 2018 is expected to be approximately $30.0 million for various projects, which are expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

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

We have paid a quarterly cash dividend since August 2013 and anticipate declaring a cash dividend in future quarters on a regular basis. Future declarations of dividends, however, are subject to board approval and may be adjusted as our liquidity, business needs or market conditions change. On February 7, 2018, our board of directors declared a quarterly cash dividend of $0.12 per share. The dividend was paid on March 15, 2018, to shareholders of record at the close of business on February 23, 2018.

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement requires the partnership to distribute all available cash, as defined, to its partners, including us, within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. On April 19, 2018, the board of directors of the general partner of the partnership declared a cash distribution of $0.475 per unit on outstanding common and subordinated units. The distribution is payable on May 11, 2018, to unitholders of record at the close of business on May 4, 2018.

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The company did not repurchase any shares during the first quarter of 2018 due to certain restrictions under the Term Loan Agreement. To date, we have repurchased 909,667 shares of common stock for approximately $16.7 million under the program.

We believe we have sufficient working capital for our existing operations. A sustained period of unprofitable operations, however, may strain our liquidity, making it difficult to maintain compliance with our financing arrangements. We may sell additional equity or borrow capital to improve or preserve our liquidity, expand our business or build additional or acquire existing businesses. We cannot provide assurance that we will be able to secure funding necessary for additional working capital or these projects at reasonable terms, if at all.

Debt

For additional information related to our debt, see Note 9 – Debt included as part of the notes to consolidated financial statements and Note 11 – Debt included as part of the notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017.

We were in compliance with our debt covenants at March 31, 2018. Based on our forecasts and the current margin environment, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.

Corporate Activities

On August 29, 2017, the company and substantially all of the company’s subsidiaries, but not including Green Plains Partners and certain other entities as guarantors, entered into a $500 million term loan agreement with BNP Paribas, as administrative agent and collateral agent and certain other financial institutions, which matures on August 29, 2023, and may be prepaid at any time without premium or penalty other than customary breakage costs with respect to Eurodollar-based loans or certain other limited circumstances in which event a 1.0% prepayment premium would be due.

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

In September 2013, we issued $120.0 million of 3.25% convertible senior notes due in 2018, or 3.25% notes, which are senior, unsecured obligations with interest payable on April 1 and October 1 of each year. Prior to April 1, 2018, the 3.25% notes are not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment upon the occurrence of certain events, including when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted as of March 31, 2018 to 50.4543 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $19.82 per share. We may settle the 3.25% notes in cash, common stock or a combination of cash and common stock. For all conversions of notes which occur on or after April 1, 2018, the company elected to convert for whole shares of common stock with any fractional share being settled with cash in lieu.

Ethanol Production Segment

We have small equipment financing loans, capital leases on equipment or facilities, and other forms of debt financing.

Agribusiness and Energy Services Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. The facility matures in July of 2019. This facility can be increased by up to $75.0 million with agent approval and up to $50.0 million for seasonal borrowings. Total commitments outstanding under the facility cannot exceed $250.0 million. At March 31, 2018, the outstanding principal balance was $95.0 million on the facility and our interest rate was 4.93%.

Green Plains Trade has a $300.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. The facility matures in July of 2022. This facility can be increased by up to $70.0 million with agent approval. At March 31, 2018, the outstanding principal balance was $144.2 million on the facility and the interest rate was 4.04%.

Green Plains Grain has entered into short-term inventory financing agreements with a financial institution. At March 31, 2018, 13.3 million bushels of corn had been designated as collateral under these agreements at initial values totaling $48.7 million. The company has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. At March 31, 2018, the short-term notes payable were valued at $49.5 million and our interest rate was 4.68%.

Advances are subject to variable interest rates equal to a daily LIBOR rate plus 2.25% or the base rate plus 1.25%. The unused portion of the credit facility is also subject to a commitment fee of 0.375% per annum.

Food and Ingredients Segment

Green Plains Cattle has a $425.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral. The facility matures in April of 2020. This facility can be increased by up to $75.0 million with agent approval and includes a swing-line sublimit of $20.0 million.  At March 31, 2018, the outstanding principal balance was $245.0 million on the facility and our interest rate was 4.33%.

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

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a $235.0 million revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. On February 20, 2018, the partnership accessed a portion of its available accordion to increase the revolving credit facility by $40.0 million, from $195.0 million to $235.0 million. At March 31, 2018, the outstanding principal balance was $129.0 million on the facility and the interest rate was 4.16%.

Contractual Obligations

Contractual obligations as of March 31, 2018, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term and short-term debt obligations (1)	$1,421,560	$604,153	$141,577	$182,030	$493,800
Interest and fees on debt obligations (2)	279,643	75,624	96,780	83,773	23,466
Operating lease obligations (3)	105,983	29,703	37,313	15,660	23,307
Other	12,820	5,224	1,463	4,095	2,038
Purchase obligations:
Forward grain purchase contracts (4)	412,348	402,862	6,819	2,000	667
Other commodity purchase contracts (5)	181,904	181,904	-	-	-
Other	420	209	211	-	-
Total contractual obligations	$2,414,678	$1,299,679	$284,163	$287,558	$543,278

(1)	Includes the current portion of long-term debt and excludes the effect of any debt discounts and issuance costs.
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

Critical Accounting Policies and Estimates

Key accounting policies, including those relating to revenue recognition, depreciation of property and equipment, asset retirement obligations, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. Information about our critical accounting policies and estimates are included in our annual report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than the operating leases, which are entered into during the ordinary course of business and disclosed in the Contractual Obligations section above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We use various financial instruments to manage and reduce our exposure to various market risks, including changes in commodity prices and interest rates. We conduct all of our business in U.S. dollars and are not currently exposed to foreign currency risk.

Interest Rate Risk

We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or LIBOR. A 10% increase in interest rates would affect our interest cost by approximately $6.6 million per year. At March 31, 2018, we had $1.4  billion in debt, $1.2 billion of which had variable interest rates.

For additional information related to our debt, see Note 9 – Debt included as part of the notes to consolidated financial statements and Note 11 – Debt included as part of the notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017.

Commodity Price Risk

Our business is highly sensitive to commodity price risk, particularly for corn, corn oil, natural gas, ethanol, distillers grains and cattle. Corn prices are affected by weather conditions, yield, changes in domestic and global supply and demand, and government programs and policies. Natural gas prices are influenced by severe weather in the summer and winter and hurricanes in the spring, summer and fall. Other factors include North American energy exploration and production, and the amount of natural gas in underground storage during injection and withdrawal seasons. Ethanol prices are sensitive to world crude oil supply and demand, the price of crude oil, gasoline and corn, the price of substitute fuels, refining capacity and utilization, government regulation and consumer demand for alternative fuels. Distillers grains prices are impacted by livestock numbers on feed, prices for feed alternatives and supply, which is associated with ethanol plant production. Cattle prices are impacted by weather conditions, overall economic conditions and government regulations.

To reduce the risk associated with fluctuations in the price of corn, natural gas, ethanol, distillers grains, corn oil and cattle, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade and the New York Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three months ended March 31, 2018, revenues included net gains of $2.7 million and cost of goods sold included net losses of $16.4 million associated with derivative financial instruments.

Ethanol Production Segment

In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. To reduce commodity price risk caused by market fluctuations, we enter into exchange-traded futures and options contracts that serve as economic hedges.

Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on March 31, 2018, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price

Ethanol	1,470,000	Gallons	$170,873
Corn	518,000	Bushels	$164,175
Distillers grains	4,100	Tons (2)	$44,017
Corn oil	359,000	Pounds	$7,530
Natural gas	41,700	MmBTU	$5,421

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $0.6 million for grain at March 31, 2018. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $43 thousand.

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $25.4 million for cattle at March 31, 2018. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% increase in price, was approximately $2.0 million.    Our market risk at March 31, 2018, based on the estimated net income effect resulting from a hypothetical 10% decrease in price, was approximately $0.8 million.

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $24.5 million for grain and other cattle feed at March 31, 2018. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $2.0 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information that must be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors.

Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2017, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. Investors should also carefully consider the discussion of risks with the partnership under the heading “Risk Factors” and other information in their annual report on Form 10-K for the year ended December 31, 2017. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. The following risk factor supplements and/or updates risk factors previously disclosed and should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

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

According to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total RVOs are more than 20% below statutory levels, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. If 2019 RVOs are also more than 20% below statutory levels, the RVO reset will be triggered under RFS II and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022.

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

On November 22, 2017, the EPA issued a Notice of Denial of Petitions for rulemaking to change the RFS point of obligation which resulted in the EPA confirming the point of obligation will not change. However, Valero Energy and refining trade group American Fuel and Petrochemical Manufacturers (AFPM) have challenged the EPA’s handling of the U.S. biofuel mandate in separate actions on January 26, 2018. AFPM is asking the D.C. U.S. Court of Appeals to review the EPA’s November 2017 decision to reject proposed changes to the structure of the RFS, including moving the point of obligation from refiners and importers of fuel to fuel blenders. Valero filed two petitions with the same court, one seeking review of the annual Renewable Volume Obligation (RVO) rule set by the EPA for 2018 and 2019, which dictates the volumes of renewable fuels to be blended in the coming years, and a second arguing against the EPA’s December 2017 assertion that the agency has fulfilled its duty to periodically review the RFS as directed by statute.

Future demand may be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS II mandate. A significant increase in supply beyond the RFS II mandate could have an adverse impact on ethanol prices. Moreover, any changes to RFS II originating from issues associated with the market price of RINs could negatively impact the demand for ethanol, discretionary blending of ethanol and/or the price of ethanol. Recent actions by the EPA to grant small refiner exemptions as well as the Philadelphia Energy Solutions Bankruptcy Court’s decision to grant RIN relief have resulted in lower RIN prices.

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

To the extent federal or state laws or regulations are modified, the demand for ethanol may be reduced, which could negatively and materially affect our financial performance.

We may incur significant charges as a result of our portfolio optimization strategy; our portfolio optimization strategy may not achieve the desired results.

As part of our long-term strategy for improving our profitability and return on invested capital, we continue to evaluate the performance of our entire portfolio of assets and businesses. Based on this evaluation, we may sell certain assets or businesses or exit particular markets that are no longer a strategic fit or no longer meet our growth or profitability targets. Our profitability may be impacted by gains or losses on the sales of such businesses, or lost operating income or cash flows from such businesses. Any divestitures resulting from this strategy may cause us to record significant write-offs, including those related to goodwill and other intangible assets. In addition, divestitures we complete may not yield the targeted improvements in our business,  will require management resources and may divert management’s attention from our day-to-day operations. Any charges that we are required to record or the failure to achieve the intended financial results associated with our portfolio optimization strategy could have an adverse effect on our business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations.

The following table lists the shares that were surrendered during the first quarter of 2018:

Period	Total Number of Shares Withheld for Employee Awards	Average Price Paid per Share
January 1 - January 31	-	$-
February 1 - February 28	104,124	17.82
March 1 - March 31	53,883	19.20
Total	158,007	$18.29

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. We did not repurchase any shares during the first quarter of 2018 due to certain restrictions under the term loan agreement.  Approximately $83.3 million of shares are remaining to be repurchased under the program.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On March 27, 2018, the company amended its employment agreement with Todd Becker, Chief Executive Officer. The amended employment agreement removed “Section 280G Adjustments” in its entirety. All other terms and conditions of Mr. Becker’s employment agreement remained the same. The amendment to Mr. Becker’s employment agreement is filed as an exhibit to this Quarterly Report on Form 10-Q.

Kenneth Simril, President, Fleischmann’s Vinegar entered into an employment agreement with the company on September 27, 2016. Mr. Simril is paid a salary of $350,000 per year. He is also eligible to participate in the company’s STIP and LTIP plans, both of which, are described in the company’s Definitive Proxy Statement filed on March 29, 2018. Mr. Simril was considered a named executive officer (NEO) for the first time during fiscal year 2017. Mr. Simril’s employment agreement is filed as an exhibit to this Quarterly Report on Form 10-Q.

The company has also amended the Form of Restricted Stock Award Agreement, which now is subject to the company’s clawback policy. The company has filed the amended Form of Restricted Stock Award Agreement as an exhibit to this Quarterly Report on Form 10-Q.

On March 19, 2018, the board of directors granted performance shares to be awarded in the form of common stock to certain participants of the plan if certain market condition criteria is achieved. Additional information regarding performance shares can be found in the company’s Definitive Proxy Statement filed on March 29, 2018. The company has filed the Form of Performance Share Unit Agreement as an exhibit to this Quarterly Report on Form 10-Q.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description of Exhibit
10.1	Second Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of March 15, 2018, by and among Green Plains Trade Group LLC and PNC Bank, National Association
10.2	Second Amendment to Second Amended and Restated Security Agreement, dated as of April 13, 2018, by and among Green Plains Commodity Management LLC and PNC Bank, National Association
10.3	Partial Release of Security Interest, dated as of April 30, 2018, by and among Green Plains Inc., its subsidiaries and BNP Paribas, as collateral agent
10.4	Revolving Credit Facility, dated as of April 30, 2018, by and among Green Plains Commodity Management LLC and Macquarie Bank Limited
10.5

First Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Holdings II LLC, as mortgagor, to and for the benefit of BNP Paribas (State of Iowa)

10.6

Second Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Holdings II LLC, as mortgagor, to and for the benefit of BNP Paribas (State of Iowa)

10.7

First Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Fleischmann’s Vinegar Company, Inc., as mortgagor, to and for the benefit of BNP Paribas (State of Alabama)

10.8

Second Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Fleischmann’s Vinegar Company, Inc., as mortgagor, to and for the benefit of BNP Paribas (State of Alabama)

10.9

First Lien Deed of Trust Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Fleischmann’s Vinegar Company, Inc., as grantor, to the trustee names therein for the benefit of BNP Paribas (Montebello, California)

10.10

Second Lien Deed of Trust Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Fleischmann’s Vinegar Company, Inc., as grantor, to the trustee names therein for the benefit of BNP Paribas (Montebello California)

10.11	First Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Shenandoah LLC, as mortgagor, to and for the benefit of BNP Paribas (State of Iowa)
10.12

Second Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Shenandoah LLC, as mortgagor, to and for the benefit of BNP Paribas (State of Iowa)

10.13

First Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Otter Tail LLC, as mortgagor, to and for the benefit of BNP Paribas (State of Minnesota)

10.14

Second Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Otter Tail LLC, as mortgagor, to and for the benefit of BNP Paribas (State of Minnesota)

10.15

First Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Mount Vernon LLC, as mortgagor, to and for the benefit of BNP Paribas (State of Indiana)

10.16

Second Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Mount Vernon LLC, as mortgagor, to and for the benefit of BNP Paribas (State of Indiana)

10.17	First Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Superior LLC, as mortgagor, to and for the benefit of BNP Paribas (State of Iowa)
10.18	Second Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Superior LLC, as mortgagor, to and for the benefit of BNP Paribas (State of Iowa)
10.19

First Lien Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Wood River LLC, as grantor, to the trustee named therein for the benefit of BNP Paribas (State of Nebraska)

10.20

Second Lien Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Wood River LLC, as grantor, to the trustee named therein for the benefit of BNP Paribas (State of Nebraska)

10.21

First Lien Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Ord LLC, as grantor, to the trustee named therein for the benefit of BNP Paribas (State of Nebraska)

10.22

Second Lien Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Ord LLC, as grantor, to the trustee named therein for the benefit of BNP Paribas (State of Nebraska)

10.23

First Lien Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains York LLC, as grantor, to the trustee named therein for the benefit of BNP Paribas (State of Nebraska)

10.24

Second Lien Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains York LLC, as grantor, to the trustee named therein for the benefit of BNP Paribas (State of Nebraska)

10.25

First Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Fairmont LLC, as mortgagor, to and for the benefit of BNP Paribas (State of Minnesota)

10.26

Second Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Fairmont LLC, as mortgagor, to and for the benefit of BNP Paribas (State of Minnesota)

10.27

First Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Bluffton LLC, as mortgagor, to and for the benefit of BNP Paribas (State of Indiana)

10.28

Second Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Bluffton LLC, as mortgagor, to and for the benefit of BNP Paribas (State of Indiana)

10.29

First Lien Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Hopewell LLC, as grantor, to the trustee named therein for the benefit of BNP Paribas (State of Virginia)

10.30

Second Lien Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Hopewell LLC, as grantor, to the trustee named therein for the benefit of BNP Paribas (State of Virginia)

10.31

First Lien Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Madison LLC, as mortgagor, to and for the benefit of BNP Paribas (State of Illinois)

10.32

Second Lien Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Madison LLC, as mortgagor, to and for the benefit of BNP Paribas (State of Illinois)

10.33

First Lien Indemnity Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Fleischmann’s Vinegar Company, Inc., as grantor, to the trustee named therein for the benefit of BNP Paribas (State of Maryland)

10.34

Second Lien Indemnity Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Fleischmann’s Vinegar Company, Inc., as grantor, to the trustee named therein for the benefit of BNP Paribas (State of Maryland)

10.35

First Lien Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Obion LLC, as grantor, to the trustee named therein for the benefit of BNP Paribas (State of Tennessee)

10.36

Second Lien Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Obion LLC, as grantor, to the trustee named therein for the benefit of BNP Paribas (State of Tennessee)

10.37

First Lien Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Atkinson LLC, as grantor, to the trustee named therein for the benefit of BNP Paribas (State of Nebraska)

10.38

Second Lien Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Atkinson LLC, as grantor, to the trustee named therein for the benefit of BNP Paribas (State of Nebraska)

10.39

First Lien Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Central City LLC, as grantor, to the trustee named therein for the benefit of BNP Paribas (State of Nebraska)

10.40

Second Lien Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Central City LLC, as grantor, to the trustee named therein for the benefit of BNP Paribas (State of Nebraska)

10.41

First Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Fleischmann’s Vinegar Company, Inc., as mortgagor, to and for the benefit of BNP Paribas (State of Illinois)

10.42

Second Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Fleischmann’s Vinegar Company, Inc., as mortgagor, to and for the benefit of BNP Paribas (State of Illinois)

10.43

First Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Holdings II LLC, as mortgagor, to and for the benefit of BNP Paribas (State of Michigan)

10.44

Second Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Green Plains Holdings II LLC, as mortgagor, to and for the benefit of BNP Paribas (State of Michigan)

10.45

First Lien Deed of Trust Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Fleischmann’s Vinegar Company, Inc., as grantor, to the trustee names therein for the benefit of BNP Paribas (Cerritos, California)

10.46

Second Lien Deed of Trust Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Fleischmann’s Vinegar Company, Inc., as grantor, to the trustee names therein for the benefit of BNP Paribas (Cerritos, California)

10.47

First Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Fleischmann’s Vinegar Company, Inc., as mortgagor, to and for the benefit of BNP Paribas (State of New York)

10.48

Second Lien Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by Fleischmann’s Vinegar Company, Inc., as mortgagor, to and for the benefit of BNP Paribas (State of New York)

10.49

First Lien Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Hereford LLC, as grantor, to the trustee named therein for the benefit of BNP Paribas (State of Texas)

10.50

Second Lien Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement by and from Green Plains Hereford LLC, as grantor, to the trustee named therein for the benefit of BNP Paribas (State of Texas)

*10.51	Employment Agreement dated September 27, 2016 by and between the company and Kenneth M. Simril
*10.52	Amendment No. 2 to Employment Agreement with Todd Becker, dated March 27, 2018
*10.53	Amended Form of Restricted Stock Award Agreement for 2009 Equity Incentive Plan
*10.54	Form of Performance Share Unit Award Agreement for 2009 Equity Incentive Plan
10.55(a)

Membership Interest Purchase Agreement, dated as of February 16, 2018, by and between AMID Merger LP and DKGP Energy Terminals LLC (incorporated herein by reference to Exhibit 2.1(a) of the company’s Current Report on Form 8-K filed on February 20, 2018)

10.55(b)

Guaranty Agreement (Buyer), dated as of February 16, 2018, by and between Delek Logistics Partners, LP and Green Plains Partners LP (incorporated herein by reference to Exhibit 2.1(b) of the company’s Current Report on Form 8-K filed on February 20, 2018)

10.55(c)

Guaranty Agreement (Seller), dated as of February 16, 2018, by and between American Midstream Partners, LP and DKGP Energy Terminals LLC (incorporated herein by reference to Exhibit 2.1(c) of the company’s Current Report on Form 8-K filed on February 20, 2018)

10.56	Limited Liability Agreement of DKGP Energy Terminals LLC (incorporated herein by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on February 20, 2018)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

* Represents management compensatory contracts

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 7, 2018	GREEN PLAINS INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2018	By: /s/ John W. Neppl _ John W. Neppl Chief Financial Officer (Principal Financial Officer)