Form 10-Q
period 2018-06-30
Green Plains Inc.
filed 2018-08-02
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of July 27, 2018, was 41,429,651 shares.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Inc., Subsidiaries, and Partners:

Green Plains; the company	Green Plains Inc. and its subsidiaries
BioProcess Algae	BioProcess Algae LLC
DKGP	DKGP Energy Terminals LLC
Fleischmann’s Vinegar	Fleischmann’s Vinegar Company, Inc.
Green Plains Cattle	Green Plains Cattle Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP
Green Plains Processing	Green Plains Processing LLC and its subsidiaries
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Commodity Management	Green Plains Commodity Management LLC

Accounting Defined Terms:

AMT	Alternative minimum tax
ASC	Accounting Standards Codification
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
LTIP	Long-Term Incentive Plan
R&D Credits	Research and development tax credits
SEC	Securities and Exchange Commission

Other Defined Terms:

CAFE	Corporate Average Fuel Economy
D.C.	District of Columbia
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EIA	U.S. Energy Information Administration
EISA	Energy Independence and Security Act of 2017, as amended
EPA	U.S. Environmental Protection Agency
MmBtu	Million British Thermal Units
Mmg	Million gallons
MTBE	Methyl tertiary-butyl ether
RBOB	Reformulated blendstock for oxygenate blending
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
U.S.	United States
USDA	U.S. Department of Agriculture

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN PLAINS INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$235,133	$266,651
Restricted cash	15,863	45,709
Accounts receivable, net of allowances of $209 and $217, respectively	137,068	151,122
Income taxes receivable	33,891	6,413
Inventories	625,302	711,878
Prepaid expenses and other	14,915	17,808
Derivative financial instruments	30,647	6,890
Total current assets	1,092,819	1,206,471
Property and equipment, net of accumulated depreciation and amortization of $564,395 and $514,585, respectively	1,139,249	1,176,707
Goodwill	182,879	182,879
Other assets	170,826	218,593
Total assets	$2,585,773	$2,784,650

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$121,573	$205,479
Accrued and other liabilities	53,859	63,886
Derivative financial instruments	22,868	12,884
Income taxes payable	-	9,909
Short-term notes payable and other borrowings	457,472	526,180
Current maturities of long-term debt	69,752	67,923
Total current liabilities	725,524	886,261
Long-term debt	768,111	767,396
Deferred income taxes	40,591	56,801
Other liabilities	14,434	15,056
Total liabilities	1,548,660	1,725,514

Commitments and contingencies (Note 14)

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,760,696 and 46,410,405 shares issued, and 41,434,804 and 41,084,463 shares outstanding, respectively	47	46
Additional paid-in capital	687,469	685,019
Retained earnings	293,405	325,411
Accumulated other comprehensive loss	(4,208)	(13,110)
Treasury stock, 5,325,892 and 5,325,942 shares, respectively	(55,183)	(55,184)
Total Green Plains stockholders' equity	921,530	942,182
Noncontrolling interests	115,583	116,954
Total stockholders' equity	1,037,113	1,059,136
Total liabilities and stockholders' equity	$2,585,773	$2,784,650

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Product revenues	$985,217	$884,712	$2,028,876	$1,770,924
Service revenues	1,620	1,551	3,248	3,023
Total revenues	986,837	886,263	2,032,124	1,773,947

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	910,625	830,019	1,898,960	1,641,915
Operations and maintenance expenses	7,893	8,267	16,293	16,798
Selling, general and administrative expenses	29,731	25,575	55,734	49,357
Depreciation and amortization expenses	26,823	26,188	53,297	52,271
Total costs and expenses	975,072	890,049	2,024,284	1,760,341
Operating income (loss)	11,765	(3,786)	7,840	13,606

Other income (expense)
Interest income	709	314	1,346	678
Interest expense	(22,021)	(19,430)	(44,149)	(37,926)
Other, net	2,545	1,357	2,479	1,367
Total other expense	(18,767)	(17,759)	(40,324)	(35,881)
Loss before income taxes	(7,002)	(21,545)	(32,484)	(22,275)
Income tax benefit	10,753	9,749	16,780	12,130
Net income (loss)	3,751	(11,796)	(15,704)	(10,145)
Net income attributable to noncontrolling interests	4,745	4,570	9,407	9,818
Net loss attributable to Green Plains	$(994)	$(16,366)	$(25,111)	$(19,963)

Earnings per share:
Net loss attributable to Green Plains - basic	$(0.02)	$(0.41)	$(0.63)	$(0.51)
Net loss attributable to Green Plains - diluted	$(0.02)	$(0.41)	$(0.63)	$(0.51)
Weighted average shares outstanding:
Basic	40,194	40,220	40,168	39,326
Diluted	40,194	40,220	40,168	39,326

Cash dividend declared per share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss)	$3,751	$(11,796)	$(15,704)	$(10,145)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during the period, net of tax benefit (expense) of $1,145, $2,026, ($3,971) and $1,058, respectively	(4,277)	(3,418)	12,873	(1,776)
Reclassification of realized gains (losses) on derivatives, net of tax benefit of $185, $824, $365 and $2,672, respectively	(581)	(1,353)	(1,184)	(4,487)
Total other comprehensive income (loss), net of tax	(4,858)	(4,771)	11,689	(6,263)
Comprehensive loss	(1,107)	(16,567)	(4,015)	(16,408)
Comprehensive income attributable to noncontrolling interests	4,745	4,570	9,407	9,818
Comprehensive loss attributable to Green Plains	$(5,852)	$(21,137)	$(13,422)	$(26,226)

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(15,704)	$(10,145)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	53,297	52,271
Amortization of debt issuance costs and debt discount	7,515	7,925
Loss on exchange of 3.25% convertible notes due 2018	-	1,291
Gain on disposal of assets	(2,624)	(1,422)
Deferred income taxes	(23,061)	(12,896)
Stock-based compensation	5,435	5,497
Undistributed equity loss of affiliates	239	75
Other	-	19
Changes in operating assets and liabilities before effects of business combinations:
Accounts receivable	14,054	12,341
Inventories	88,450	(1,079)
Derivative financial instruments	1,513	(17,236)
Prepaid expenses and other assets	2,797	(9)
Accounts payable and accrued liabilities	(96,295)	(74,435)
Current income taxes	10,540	(1,262)
Other	(297)	1,322
Net cash provided by (used in) operating activities	45,859	(37,743)

Cash flows from investing activities:
Purchases of property and equipment, net	(14,640)	(27,985)
Acquisition of a business, net of cash acquired	(1,629)	(61,727)
Investments in unconsolidated subsidiaries	(2,253)	(8,849)
Other investing activities	7,500	-
Net cash used in investing activities	(11,022)	(98,561)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	42,300	33,800
Payments of principal on long-term debt	(43,370)	(66,339)
Proceeds from short-term borrowings	2,089,208	2,149,950
Payments on short-term borrowings	(2,158,274)	(2,099,929)
Cash payment for exchange of 3.25% convertible notes due 2018	-	(8,523)
Payments of cash dividends and distributions	(20,580)	(19,244)
Payments of loan fees	(2,622)	(1,675)
Payments related to tax withholdings for stock-based compensation	(3,013)	(3,801)
Proceeds from exercise of stock options	150	50
Net cash used in financing activities	(96,201)	(15,711)

Net change in cash, cash equivalents and restricted cash	(61,364)	(152,015)
Cash, cash equivalents and restricted cash, beginning of period	312,360	406,791
Cash, cash equivalents and restricted cash, end of period	$250,996	$254,776

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Six Months Ended June 30,
	2018	2017
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$235,133	$195,442
Restricted cash	15,863	59,334
Total cash, cash equivalents and restricted cash	$250,996	$254,776

Non-cash financing activity:
Exchange of 3.25% convertible notes due 2018 for shares of common stock	$-	$47,743
Exchange of common stock held in treasury stock for 3.25% convertible notes due 2018	$1	$27,356

Supplemental investing and financing activities:
Assets acquired in acquisitions and mergers, net of cash	$1,629	$62,209
Less: liabilities assumed	-	(482)
Net assets acquired	$1,629	$61,727

Supplemental disclosures of cash flow:
Cash paid (received) for income taxes	$(3,163)	$1,976
Cash paid for interest	$36,923	$30,314

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

Consolidated Financial Statements

The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis. As of June 30, 2018, the company owns a 62.5% limited partner interest and a 2.0% general partner interest in Green Plains Partners LP. Public investors own the remaining 35.5% limited partner interest in the partnership. The company determined that the limited partners in the partnership with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact partnership’s economic performance; therefore, the partnership is considered a variable interest entity. The company, through its ownership of the general partner interest in the partnership, has the power to direct the activities that most significantly affect economic performance and is obligated to absorb losses and has the right to receive benefits that could be significant to the partnership. Therefore, the company is considered the primary beneficiary and consolidates the partnership in the company’s financial statements. The assets of the partnership cannot be used by the company for general corporate purposes. The partnership’s consolidated total assets as of June 30, 2018 and December 31, 2017, excluding intercompany balances, were $73.2 million and $74.9 million, respectively, and primarily consisted of property and equipment and goodwill. The partnership’s consolidated total liabilities as of June 30, 2018 and December 31, 2017, excluding intercompany balances, were $155.1 million and $153.0 million, respectively, which primarily consisted of long-term debt as discussed in Note 9 – Debt. The liabilities recognized as a result of consolidating the partnership do not represent additional claims on our general assets. The company also owns a 90.0% interest in BioProcess Algae, a joint venture formed in 2008, and consolidates their results in its consolidated financial statements.

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

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities,  disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The company bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances and regularly evaluates the appropriateness of its estimates and assumptions. Actual results could differ from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, depreciation of property and equipment, carrying value of intangible assets, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Restricted Cash

The company has restricted cash, which can only be used for funding letters of credit or for payment towards a revolving credit agreement. Restricted cash also includes cash margins and securities pledged to commodity exchange clearinghouses.  To the degree these segregated balances are cash and cash equivalents, they are considered restricted cash on the consolidated statements of cash flows.

Revenue Recognition

The company recognizes revenue at the point in time when the product or service is transferred to the customer.

Sales of ethanol, distillers grains, corn oil, natural gas and other commodities by the company’s marketing business are recognized when obligations under the terms of a contract with a customer are satisfied. Generally, this occurs with the transfer of control of products or services. Revenues related to marketing for third parties are presented on a gross basis as the company controls the product prior to the sale to the end customer, takes title of the product and has inventory risk. Unearned revenue is recorded for goods in transit when the company has received payment but control has not yet been transferred to the customer. Revenues for receiving, storing, transferring and transporting ethanol and other fuels are recognized when the product is delivered to the customer.

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

Effective January 1, 2018, the company adopted the amended guidance in ASC Topic 230, Statement of Cash Flows: Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amended guidance was applied retrospectively. As a result, net cash used in operating activities for the six months ended June 30, 2017 was adjusted to exclude the change in restricted cash and decreased the previously reported balance by $25.2 million. Net cash provided by financing activities for the six months ended June 30, 2017 was adjusted to exclude the change in restricted cash and decreased the previously reported balance by $18.1 million.

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

Effective January 1, 2018, the company early adopted the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge equal to the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit, would be recognized. The amended guidance will be applied prospectively, and used when the annual impairment test is performed in the current year. The company does not believe the new guidance will have a material impact on the consolidated financial statements.

Effective January 1, 2018, the company early adopted the amended guidance in ASC Topic 220, Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendment eliminates the stranded tax effects resulting from the Tax Cuts and Jobs Act and is intended to improve the usefulness of information reported. As a result, the company recorded a $2.8 million reclassification from accumulated other comprehensive income to retained earnings during the first quarter of 2018.  It is the company’s policy to release income tax effects from accumulated other comprehensive income using the portfolio approach.

Effective January 1, 2019, the company will adopt the amended guidance in ASC Topic 842, Leases,  which aims to make leasing activities more transparent and comparable, requiring substantially all leases to be recognized by lessees on the balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard is effective for fiscal years and interim periods within those years, beginning after December 15, 2018. The standard requires a modified retrospective transition approach and allows for early adoption. In July 2018, the FASB issued Accounting Standards Update, Leases (Topic 842): Targeted Improvements, which provides an option to apply the transition provisions of the new standard at adoption date instead of the earliest comparative period presented in the financial statements. The company will elect to use this optional transition method.

The company has established an implementation team which continues to review current accounting policies, internal controls, processes, and disclosures that will change as a result of adopting the new standard. The company has gathered information on existing leases to obtain a complete population of leases upon adoption. The company is also working with a third-party vendor to implement a lease accounting system, which will assist in delivering the required accounting changes and disclosures. The new standard will significantly increase right-of-use assets and lease liabilities on the company’s consolidated balance sheet, primarily due to operating leases that are currently not recognized on the balance sheet. In addition, it will also require expanded disclosures in the company’s consolidated financial statements. The company expects to complete its assessment of the impact of the new guidance on its consolidated financial statements in the second half of 2018.

2.  REVENUE

Adoption of ASC Topic 606

On January 1, 2018, the company adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, and all related amendments (“new revenue standard”) and applied it to all contracts using the modified retrospective transition method. There were no adjustments to the consolidated January 1, 2018 balance sheets for the adoption of the new revenue standard. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. In addition, there was no impact of adoption on the consolidated statements of operations or balance sheets for the six months ended June 30, 2018.

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

Revenue by Source

The following table disaggregates revenue by major source for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018
	Ethanol Production	Agribusiness & Energy Services	Food & Ingredients	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC Topic 606:
Ethanol	$634	$-	$-	$-	$-	$634
Distillers grains	62,657	-	-	-	-	62,657
Cattle and vinegar	-	-	222,059	-	-	222,059
Service revenues	-	-	-	1,229	-	1,229
Other	1,201	806	-	-	-	2,007
Intersegment revenues	875	-	38	-	(913)	-
Total revenues from contracts with customers	65,367	806	222,097	1,229	(913)	288,586
Revenues from contracts accounted for as derivatives under ASC Topic 815 (1):
Ethanol	451,083	106,117	-	-	-	557,200
Distillers grains	49,940	32,706	-	-	-	82,646
Corn oil	19,132	3,488	5,350	-	-	27,970
Grain	337	22,843	-	-	-	23,180
Cattle and vinegar	-	-	(1,522)	-	-	(1,522)
Other	4,272	4,114	-	-	-	8,386
Intersegment revenues	3,344	14,128	-	2,517	(19,989)	-
Total revenues from contracts accounted for as derivatives	528,108	183,396	3,828	2,517	(19,989)	697,860
Leasing revenues under ASC Topic 840 (2)	-	-	-	22,094	(21,703)	391
Total Revenues	$593,475	$184,202	$225,925	$25,840	$(42,605)	$986,837

	Six Months Ended June 30, 2018
	Ethanol Production	Agribusiness & Energy Services	Food & Ingredients	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$3,100	$-	$-	$-	$-	$3,100
Distillers grains	119,902	-	-	-	-	119,902
Cattle and vinegar	-	-	489,475	-	-	489,475
Service revenues	-	-	-	2,447	-	2,447
Other	1,332	1,483	-	-	-	2,815
Intersegment revenues	1,537	-	80	-	(1,617)	-
Total revenues from contracts with customers	125,871	1,483	489,555	2,447	(1,617)	617,739
Revenues from contracts accounted for as derivatives under ASC Topic 815 (1):
Ethanol	893,656	228,658	-	-	-	1,122,314
Distillers grains	90,401	53,918	-	-	-	144,319
Corn oil	35,602	12,158	7,637	-	-	55,397
Grain	470	37,129	-	-	-	37,599
Cattle and vinegar	-	-	6,884	-	-	6,884
Other	8,556	38,515	-	-	-	47,071
Intersegment revenues	4,635	25,557	-	4,689	(34,881)	-
Total revenues from contracts accounted for as derivatives	1,033,320	395,935	14,521	4,689	(34,881)	1,413,584
Leasing revenues under ASC 840 (2)	-	-	-	44,589	(43,788)	801
Total Revenues	$1,159,191	$397,418	$504,076	$51,725	$(80,286)	$2,032,124

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

Contract Liabilities

The company records unearned revenue when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of service and lease agreements. Unearned revenue from service agreements, which represents a contract liability, is recorded for fees that have been charged to the customer prior to the completion of performance obligations, and is generally recognized in the subsequent quarter. The company expects to recognize all of the unearned revenue associated with service agreements as of June 30, 2018 in the subsequent quarter when the inventory is withdrawn from the partnership’s tank storage.

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

3.  ACQUISITIONS

Acquisition of Cattle Feeding Operations

On May 16, 2017, the company acquired two cattle-feeding operations from Cargill Cattle Feeders, LLC for $59.3 million, including certain working capital adjustments. The transaction included the feed yards located in Leoti, Kansas and Eckley, Colorado, which added combined feedlot capacity of 155,000 head of cattle to the company’s operations. The transaction was financed using cash on hand. There were no material acquisition costs recorded for the acquisition.

As part of the transaction, the company also entered into a long-term cattle supply agreement with Cargill Meat Solutions Corporation. Under the cattle supply agreement, all cattle placed in the Leoti and Eckley feedlots are sold exclusively to Cargill Meat Solutions under an agreed upon pricing arrangement.

The following is a summary of the assets acquired and liabilities assumed (in thousands):

Amounts of Identifiable Assets Acquired and Liabilities Assumed
Inventory	$22,450
Prepaid expenses and other	52
Property and equipment, net	36,960

Current liabilities	(180)
Total identifiable net assets	$59,282

The amounts above reflect the final purchase price allocation, which included working capital true-up payments by the company of $1.6 million made during the first half of 2018.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at June 30, 2018
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$235,133	$-	$235,133
Restricted cash	15,863	-	15,863
Inventories carried at market	-	58,710	58,710
Unrealized gains on derivatives	-	18,969	18,969
Other assets	114	-	114
Total assets measured at fair value	$251,110	$77,679	$328,789

Liabilities:
Accounts payable (1)	$-	$9,961	$9,961
Unrealized losses on derivatives	-	22,868	22,868
Other	-	84	84
Total liabilities measured at fair value	$-	$32,913	$32,913

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$266,651	$-	$266,651
Restricted cash	45,709	-	45,709
Inventories carried at market	-	26,834	26,834
Unrealized gains on derivatives	-	12,045	12,045
Other assets	115	-	115
Total assets measured at fair value	$312,475	$38,879	$351,354

Liabilities:
Accounts payable (1)	$-	$37,401	$37,401
Unrealized losses on derivatives	-	12,884	12,884
Other liabilities	-	92	92
Total liabilities measured at fair value	$-	$50,377	$50,377

(1)

Accounts payable is generally stated at historical amounts with the exception of $10.0 million and  $37.4 million at June 30, 2018 and December 31, 2017, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

The company believes the fair value of its debt approximated book value, which was $1.3 billion at June 30, 2018 and $1.4 billion at December 31, 2017.  The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair value of its accounts receivable approximated book value, which was  $137.1 million and $151.1 million at June 30, 2018 and December 31, 2017, respectively.

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

During the normal course of business, the operating segments conduct business with each other. For example, the agribusiness and energy services segment procures grain and natural gas and sells products, including ethanol, distillers grains and corn oil for the ethanol production segment. The partnership segment provides fuel storage and transportation services for the ethanol production segment. These intersegment activities are treated like third-party transactions with origination, marketing and storage fees charged at estimated market values. Consequently, these transactions affect segment performance; however, they do not impact the company’s consolidated results since the revenues and corresponding costs are eliminated.

The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Ethanol production:
Revenues from external customers	$589,256	$617,297	$1,153,019	$1,237,176
Intersegment revenues	4,219	1,549	6,172	3,045
Total segment revenues	593,475	618,846	1,159,191	1,240,221
Agribusiness and energy services:
Revenues from external customers	170,074	150,755	371,861	319,066
Intersegment revenues	14,128	9,781	25,557	19,273
Total segment revenues	184,202	160,536	397,418	338,339
Food and ingredients:
Revenues from external customers	225,887	116,660	503,996	214,682
Intersegment revenues	38	37	80	75
Total segment revenues	225,925	116,697	504,076	214,757
Partnership:
Revenues from external customers	1,620	1,551	3,248	3,023
Intersegment revenues	24,220	23,514	48,477	49,271
Total segment revenues	25,840	25,065	51,725	52,294
Revenues including intersegment activity	1,029,442	921,144	2,112,410	1,845,611
Intersegment eliminations	(42,605)	(34,881)	(80,286)	(71,664)
Revenues as reported	$986,837	$886,263	$2,032,124	$1,773,947

Refer to Note 2 - Revenue, for further disaggregation of revenue by operating segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of goods sold:
Ethanol production	$581,613	$612,646	$1,146,172	$1,211,784
Agribusiness and energy services	165,174	152,110	366,886	318,504
Food and ingredients	206,440	100,009	466,205	183,044
Partnership	-	-	-	-
Intersegment eliminations	(42,602)	(34,746)	(80,303)	(71,417)
	$910,625	$830,019	$1,898,960	$1,641,915

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating income (loss):
Ethanol production	$(17,214)	$(22,459)	$(44,743)	$(29,057)
Agribusiness and energy services	12,166	3,083	19,230	9,452
Food and ingredients	12,981	10,714	25,566	20,340
Partnership	16,129	14,798	31,489	31,417
Intersegment eliminations	144	(80)	212	(155)
Corporate activities	(12,441)	(9,842)	(23,914)	(18,391)
	$11,765	$(3,786)	$7,840	$13,606

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
EBITDA:
Ethanol production	$3,362	$(873)	$(3,733)	$12,951
Agribusiness and energy services	12,796	3,747	20,498	10,760
Food and ingredients	19,044	13,955	35,041	26,469
Partnership	17,138	16,066	33,761	33,960
Intersegment eliminations	144	(80)	212	(155)
Corporate activities	(10,642)	(8,742)	(20,817)	(16,063)
	$41,842	$24,073	$64,962	$67,922

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation and amortization:
Ethanol production	$20,559	$20,142	$40,995	$40,484
Agribusiness and energy services	618	659	1,248	1,319
Food and ingredients	3,444	3,240	6,848	6,120
Partnership	1,105	1,247	2,286	2,501
Corporate activities	1,097	900	1,920	1,847
	$26,823	$26,188	$53,297	$52,271

The following table reconciles net income (loss) to EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$3,751	$(11,796)	$(15,704)	$(10,145)
Interest expense	22,021	19,430	44,149	37,926
Income tax benefit	(10,753)	(9,749)	(16,780)	(12,130)
Depreciation and amortization	26,823	26,188	53,297	52,271
EBITDA	$41,842	$24,073	$64,962	$67,922

The following table sets forth total assets by operating segment (in thousands):

	June 30, 2018	December 31, 2017
Total assets (1):
Ethanol production	$1,090,323	$1,144,459
Agribusiness and energy services	438,139	554,981
Food and ingredients	704,624	725,232
Partnership	73,255	74,935
Corporate assets	290,902	295,217
Intersegment eliminations	(11,470)	(10,174)
	$2,585,773	$2,784,650

(1)	Asset balances by segment exclude intercompany receivable balances.

6.  INVENTORIES

Inventories are carried at the lower of cost or net realizable value, except grain held for sale and fair-value hedged inventories. Commodities held for sale are reported at market value.

The components of inventories are as follows (in thousands):

	June 30, 2018	December 31, 2017
Finished goods	$143,665	$146,269
Commodities held for sale	42,639	65,693
Raw materials	104,119	144,520
Work-in-process	298,738	320,664
Supplies and parts	36,141	34,732
	$625,302	$711,878

7.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

The company did not have any changes in the carrying amount of goodwill, which was $182.9 million at June 30, 2018,  and December 31, 2017. Goodwill of $30.3 million, $142.0 million and $10.6 million are attributable to the ethanol production segment, food and ingredients segment and the partnership segment, respectively.

Intangible Assets

As of June 30, 2018, the company’s customer relationship intangible asset recognized in connection with the Fleischmann Vinegar’s acquisition is $70.7 million, net of $9.3 million of accumulated amortization, and has a remaining 13.3-year weighted-average amortization period. As of June 30, 2018, the company also has an indefinite-lived trade name intangible asset of $10.5 million. The company recognized $1.4 million and $2.7 million of amortization expense associated with the amortizing customer relationship intangible asset during the three and six months ended June 30, 2018, respectively, and $1.4 million and $2.8 million during the three and six months ended June 30, 2017, respectively, and expects estimated amortization expense for the next five years of $5.3 million per annum. The company’s intangible assets are recorded within other assets on the consolidated balance sheets.

8.  DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2018, the company’s consolidated balance sheet reflected unrealized losses of $4.2 million, net of tax, in accumulated other comprehensive income. The company expects these losses will be reclassified to operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income will differ as commodity prices change.

Fair Values of Derivative Instruments

The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives'		Liability Derivatives'
	Fair Value		Fair Value
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivative financial instruments (1)	$18,969	$12,045	$-	$12,884
Accrued and other liabilities	-	-	22,868	-
Other liabilities	-	-	84	92
Total	$18,969	$12,045	$22,952	$12,976

(1) At June 30, 2018, derivative financial instruments, as reflected on the balance sheet, include net unrealized gains on exchange traded futures and options contracts of $11.7 million, which included $1.1 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments. At December 31, 2017, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange traded futures and options contracts of $8.5 million, which included $0.3 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

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

Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Reclassified from Accumulated Other	Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive Income into Income	2018	2017	2018	2017
Revenues	$(313)	$2,825	$1,448	$6,977
Cost of goods sold	1,079	(648)	101	182
Net gain recognized in earnings before tax	$766	$2,177	$1,549	$7,159

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain or (Loss) Recognized in	Three Months Ended June 30,		Six Months Ended June 30,
Other Comprehensive Income on Derivatives	2018	2017	2018	2017
Commodity contracts	$(5,422)	$(5,444)	$16,844	$(2,834)

		Amount of Gain or (Loss)
		Recognized in Income on Derivatives
Derivatives Not Designated	Location of Gain or (Loss) Recognized in	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments	Income on Derivatives	2018	2017	2018	2017
Commodity contracts	Revenues	$7,027	$(5,215)	$7,963	$(10,263)
Commodity contracts	Costs of goods sold	7,121	3,284	123	15,220
		$14,148	$(1,931)	$8,086	$4,957

As of June 30, 2018, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Inventories	$46,561	$3,714

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

Effect of Cash Flow and Fair Value Hedge Accounting on the Statement of Financial Performance

The effect of cash flow and fair value hedges and the line items on the consolidated statements of operations where they are reported are as follows (in thousands):

	Location and Amount of Gain or (Loss) Recognized in
	Income on Cash Flow and Fair Value Hedging Relationships
	for the Three Months Ended June 30,
	2018		2017
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$(313)	$1,079	$2,825	$(648)

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	-	1,103	(31)	(2,526)
Derivatives designated as hedging instruments	-	(446)	(578)	2,406

Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$(313)	$1,736	$2,216	$(768)

	Location and Amount of Gain or (Loss) Recognized in
	Income on Cash Flow and Fair Value Hedging Relationships
	for the Six Months Ended June 30,
	2018		2017
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain on cash flow hedging relationships:

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive income into income	$1,448	$101	$6,977	$182

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	-	10,496	1,390	(4,454)
Derivatives designated as hedging instruments	-	(8,878)	(1,673)	5,445

Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$1,448	$1,719	$6,694	$1,173

There were no gains or losses from discontinuing cash flow or fair value hedge treatment during the three and six months ended June 30, 2018 and 2017.

The open commodity derivative positions as of June 30, 2018, are as follows (in thousands):

June 30, 2018
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity

Futures	(52,345)				Bushels	Corn, Soybeans and Wheat
Futures	500	(3)			Bushels	Corn
Futures	(4,750)	(4)			Bushels	Corn
Futures	(36,313)				Gallons	Ethanol
Futures	(18,270)	(3)			Gallons	Ethanol
Futures	10,050				MmBTU	Natural Gas
Futures	(9,765)	(4)			MmBTU	Natural Gas
Futures	(18,390)				Pounds	Livestock
Futures	(292,280)	(3)			Pounds	Cattle
Futures	(11)				Barrels	Crude Oil
Futures	(43)	(4)			Barrels	Crude Oil
Futures	2,814	(3)			Gallons	Natural Gasoline
Options	5,304				Bushels	Corn, Soybeans and Wheat
Options	9,467				Gallons	Ethanol
Options	(1,898)				MmBTU	Natural Gas
Options	(3,732)				Pounds	Livestock
Options	67				Barrels	Crude Oil
Forwards			50,708	(555)	Bushels	Corn and Soybeans
Forwards			32,986	(289,259)	Gallons	Ethanol
Forwards			368	(638)	Tons	DDG
Forwards			23,463	(122,826)	Pounds	Corn Oil
Forwards			17,086	(1,931)	MmBTU	Natural Gas
Forwards			44	(44)	Barrels	Crude Oil

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.
(4)	Futures used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains on energy trading contracts of $4.1 million and $10.8 million for the three and six months ended June 30, 2018, respectively, and net gains of $6.8 million and $15.1 million for the three and six months ended June 30, 2017, respectively.

9.  DEBT

The components of long-term debt are as follows (in thousands):

	June 30, 2018	December 31, 2017
Corporate:
$500.0 million term loan	$496,250	$498,750
$120.0 million convertible notes due 2018	62,953	61,442
$170.0 million convertible notes due 2022	139,654	136,739
Green Plains Partners:
$235.0 million revolving credit facility	128,900	126,900
Other	27,129	27,744
Total face value of long-term debt	854,886	851,575
Unamortized debt issuance costs	(17,023)	(16,256)
Less: current portion of long-term debt	(69,752)	(67,923)
Total long-term debt	$768,111	$767,396

The components of short-term notes payable and other borrowings are as follows:

	June 30, 2018	December 31, 2017
Green Plains Cattle:
$425.0 million revolver	$243,147	$270,860
Green Plains Grain:
$125.0 million revolver	71,800	75,000
Green Plains Trade:
$300.0 million revolver	131,170	180,320
Green Plains Commodity Management:
$20.0 million hedge line	11,355	-
	$457,472	$526,180

Corporate Activities

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

The credit agreement contains certain customary representations and warranties, affirmative covenants, negative covenants, financial covenants and events of default. The negative covenants include restrictions on the ability to incur additional indebtedness, acquire and sell assets, create liens, make investments, pay distributions and enter into transactions with affiliates. At the end of each fiscal quarter, the covenants of the credit agreement require the company to maintain a maximum term debt to total term capitalization of 55% and a minimum interest coverage ratio of 1.25 to 1.00, as defined in the credit agreement. Beginning in 2018, the credit facility also has a provision requiring the company to make special annual payments of 50% or 75% of its available free cash flow, subject to certain limitations. Voluntary term loan prepayments are subject to prepayment fees of 1.0% if prepaid before the eighteen-month anniversary of the credit agreement. Scheduled principal payments are $1.25 million each quarter until maturity. The term loan bears interest at a floating rate of a base rate plus a margin of 4.50% or LIBOR plus a margin of 5.50%.

In September 2013, the company issued $120.0 million of 3.25% convertible senior notes due 2018, or the 3.25% notes. The 3.25% notes are senior, unsecured obligations of the company, with interest payable on April 1 and October 1 of each year. The company may settle the 3.25% notes in cash, common stock or a combination of cash and common stock. Prior to April 1, 2018, the 3.25% notes were not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment upon the occurrence of certain events, including when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted as of June 30, 2018 to 50.6481 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $19.74 per share. For all conversions of notes which occur on or after April 1, 2018, the company has elected to convert for whole shares of common stock with any fractional share being settled with cash in lieu.

During fiscal year 2017, approximately $56.3 million in aggregate principal of the 3.25% notes were exchanged for cash and 2,783,725 shares of the company’s common stock. During the three months ended June 30, 2018, an additional 50 shares of the company’s common stock were exchanged for approximately $1 thousand in aggregate principal amount of the 3.25% notes. Following the closing of these agreements, $63.7 million aggregate principal of the 3.25% notes remain outstanding.

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

Lenders receive a first priority lien on certain cash, inventory, accounts receivable and other assets owned by Green Plains Grain and a second priority lien on substantially all of the assets of the company, including 17 ethanol production facilities and vinegar production facilities as security on the credit facility. The terms impose affirmative and negative covenants for Green Plains Grain, including maintaining minimum working capital of $22.0 million and tangible net worth of $27.0 million. Capital expenditures are limited to $8.0 million per year under the credit facility, plus equity contributions from the company and unused amounts of up to $8.0 million from the previous year. In addition, the credit facility requires the company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 and a maximum annual leverage ratio of

6.00 to 1.00 at the end of each quarter. The fixed charge coverage ratio and long-term capitalization ratio apply only if the company has long-term indebtedness on the date of calculation. As of June 30, 2018, Green Plains Grain had no long-term indebtedness. The credit facility also contains restrictions on distributions related to capital stock, with exceptions for distributions up to 50% of net profit before tax, subject to certain conditions.

Green Plains Trade has a $300.0 million senior secured asset-based revolving credit facility to finance working capital for marketing and distribution activities based on eligible collateral equal to the sum of percentages of eligible receivables and inventories, less miscellaneous adjustments. The credit facility consists of a $285 million credit facility and a $15 million first-in-last-out (FILO) credit facility, and includes an accordion feature that enables the credit facility to be increased by up to $70.0 million with agent approval. Advances are subject to variable interest rates equal to daily LIBOR plus 2.25% on the credit facility and daily LIBOR plus 3.25% on the FILO credit facility. The total unused portion of the revolving credit facility is also subject to a commitment fee of 0.375% per annum.

The terms impose affirmative and negative covenants for Green Plains Trade, including maintaining a minimum fixed charge coverage ratio of 1.15 to 1.00. Capital expenditures are limited to $1.5 million per year under the credit facility. The credit facility also restricts distributions related to capital stock, with an exception for distributions up to 50% of net income if, on a pro forma basis, (a) availability has been greater than $10.0 million for the last 30 days and (b) the borrower would be in compliance with the fixed charge coverage ratio on the distribution date.

Green Plains Commodity Management has an uncommitted $20.0 million revolving credit facility which matures April 30, 2023 to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to LIBOR plus 1.75%.

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

Lenders receive a first priority lien on certain cash, inventory, accounts receivable, property and equipment and other assets owned by Green Plains Cattle and a second priority lien on substantially all of the assets of the company, including 17 ethanol production facilities and vinegar production facilities as security on the credit facility. The amended terms impose affirmative and negative covenants, including maintaining a minimum working capital of 15% of the commitment amount, minimum tangible net worth of 20% of the commitment amount, plus 50% of net profit from the previous year, and a maximum total debt to tangible net worth ratio of 3.50 to 1.00. Capital expenditures are limited to $10.0 million per year under the credit facility, plus $10.0 million per year if funded by a contribution from parent, plus any unused amounts from the previous year.

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

The partnership’s obligations under the credit facility are secured by a first priority lien on (i) the capital stock of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, such as investment property, general intangibles and contract rights, including rights under agreements with Green Plains Trade, and (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries and its personal property. The terms impose affirmative and negative covenants including restricting the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. The credit facility also requires the partnership to maintain a maximum consolidated net leverage ratio of 3.50 to 1.00, and a minimum consolidated interest coverage ratio of 2.75 to 1.00, each of which is calculated on a pro forma basis with respect to acquisitions and divestitures occurring during the applicable period.

Covenant Compliance

The company was in compliance with its debt covenants as of June 30, 2018.

Restricted Net Assets

At June 30, 2018, there were approximately $166.0 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

Stock Options

The activity related to the exercisable stock options for the six months ended June 30, 2018, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	143,750	$12.44	1.8	$635
Granted	-	-	-	-
Exercised	(15,000)	10.00	-	120
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at June 30, 2018	128,750	$12.72	1.5	$718
Exercisable at June 30, 2018 (1)	128,750	$12.72	1.5	$718

(1) Represents in-the-money options.

Option awards allow employees to exercise options through cash payment for the shares of common stock or simultaneous broker-assisted transactions in which the employee authorizes the exercise and immediate sale of the shares in the open market. The company uses newly issued shares of common stock to satisfy its stock-based payment obligations.

Restricted Stock

The non-vested stock award and deferred stock unit activity for the six months ended June 30, 2018, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2017	1,068,947	$20.41
Granted	660,509	18.20
Forfeited	(7,741)	20.17
Vested	(501,621)	20.62
Non-Vested at June 30, 2018	1,220,094	$19.12	2.1

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

The performance shares were granted at a target of 100%, but each performance share will increase or decrease depending on results for the performance period for the company's RONA, and the company’s TSR relative to that of the performance peer group. If the company’s RONA and TSR achieve the maximum goals, the maximum amount of shares available to be issued pursuant to this award is 229,545 performance shares or 150% of the 153,030 performance shares granted on March 19, 2018. The actual number of performance shares that will ultimately vest is based on the actual percentile ranking of the company’s RONA, and the company’s TSR compared to the peer performance at the end of the performance period.

The company used the Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the company in applying the Monte Carlo valuation model for performance share grants during the six months ended June 30, 2018 are illustrated in the following table:

Six Months Ended June 30, 2018
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

At June 30, 2018 unrecognized stock compensation expense of $2.5 million, excluding any potential forfeitures, will be recognized over the vesting period of these performance share awards on a straight-line basis.

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

The non-vested unit-based awards activity for the six months ended June 30, 2018, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2017	11,549	$19.06
Granted	-	-
Forfeited	-	-
Vested	(11,549)	19.06
Non-Vested at June 30, 2018	-	$-	0.0

Compensation costs for stock-based and unit-based payment plans during the three and six months ended June 30, 2018, were approximately $3.0 million and $5.4 million, respectively, and $3.0 million and $5.5 million during the three and six months ended June 30, 2017, respectively. At June 30, 2018, there was  $17.0 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards, excluding performance shares noted above. This compensation is expected to be recognized over a weighted-average period of approximately 2.1 years. The potential tax benefit related to stock-based payment is approximately 24.4% of these expenses.

11.  EARNINGS PER SHARE

Basic earnings per share, or EPS, is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic EPS:
Net loss attributable to Green Plains	$(994)	$(16,366)	$(25,111)	$(19,963)
Weighted average shares outstanding - basic	40,194	40,220	40,168	39,326
EPS - basic	$(0.02)	$(0.41)	$(0.63)	$(0.51)

Diluted EPS:
Net loss attributable to Green Plains	$(994)	$(16,366)	$(25,111)	$(19,963)
Weighted average shares outstanding - diluted	40,194	40,220	40,168	39,326
EPS - diluted	$(0.02)	$(0.41)	$(0.63)	$(0.51)

Excluded from the computation of diluted EPS were 10.2 million and 10.1 million shares related to the effect of the convertible debt and stock-based compensation awards for the three and six months ended June 30, 2018, respectively, and 10.7 million shares and 11.3 million shares for the three and six months ended June 30, 2017, as the inclusion of these shares would have been antidilutive.

12.  STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

					Accum.			Total
			Additional		Other			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Comp.	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity	Interests	Equity

Balance, December 31, 2017	46,410	$46	$685,019	$325,411	$(13,110)	5,326	$(55,184)	$942,182	$116,954	$1,059,136
Reclassification of certain tax effects from other comprehensive loss (Note 1)	-	-	-	2,787	(2,787)	-	-	-	-	-
Balance, January 1, 2018	46,410	46	685,019	328,198	(15,897)	5,326	(55,184)	942,182	116,954	1,059,136
Net income (loss)	-	-	-	(25,111)	-	-	-	(25,111)	9,407	(15,704)
Cash dividends and distributions declared	-	-	-	(9,682)	-	-	-	(9,682)	(10,898)	(20,580)
Other comprehensive income before reclassification	-	-	-	-	12,873	-	-	12,873	-	12,873
Amounts reclassified from accumulated other comprehensive income	-	-	-	-	(1,184)	-	-	(1,184)	-	(1,184)
Other comprehensive income, net of tax	-	-	-	-	11,689	-	-	11,689	-	11,689
Exchange of 3.25% convertible notes due 2018	-	-	-	-	-	-	1	1	-	1
Stock-based compensation	336	1	2,300	-	-	-	-	2,301	120	2,421
Stock options exercised	15	-	150	-	-	-	-	150	-	150
Balance, June 30, 2018	46,761	$47	$687,469	$293,405	$(4,208)	5,326	$(55,183)	$921,530	$115,583	$1,037,113

Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Statements of Operations
	2018	2017	2018	2017	Classification
Gains on cash flow hedges:
Commodity derivatives	$(313)	$2,825	$1,448	$6,977	Revenues
Commodity derivatives	1,079	(648)	101	182	Cost of goods sold
Total	766	2,177	1,549	7,159	Loss before income taxes
Income tax benefit	185	824	365	2,672	Income tax benefit
Amounts reclassified from accumulated other comprehensive income	$581	$1,353	$1,184	$4,487

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

The company recorded income tax benefit of $10.8 million and $16.8 million for the three and six months ended June 30, 2018, respectively, compared with $9.7 million and $12.1 million for the same periods in 2017. The increase in income tax benefit was due primarily to the company’s recognition of tax benefits of $8.3 million during the three months ended June 30, 2018 for federal and state R&D Credits relating to current and prior periods.

The amount of unrecognized tax benefits for uncertain tax positions was $47.9 million as of June 30, 2018, and $26.0 million as of December 31, 2017. Recognition of these benefits would have a favorable impact on the company’s effective tax rate.

The 2018 effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.

14.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The company leases certain facilities, equipment and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease. The company incurred lease expenses of $10.0 million and $20.7 million during the three and six months ended June 30, 2018, respectively, and $11.9 million and $22.2 million during the three and six months ended June 30, 2017, respectively.

Aggregate minimum lease payments under these agreements for the remainder of 2018 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2018	$17,128
2019	24,298
2020	17,939
2021	9,985
2022	6,240
Thereafter	24,502
Total	$100,092

Commodities

As of June 30, 2018, the company had contracted future purchases of grain, corn oil, natural gas, crude oil, ethanol, distillers grains and cattle, valued at approximately $481.3 million.

Legal

In November 2013, the company acquired two ethanol plants located in Fairmont, Minnesota and Wood River, Nebraska. There is ongoing litigation related to the consideration for this acquisition. On August 19, 2016, the Delaware Superior Court granted Green Plains’ motion for summary judgment in part and held that the seller’s attempt to disclaim liability for certain shortfall amounts through the use of a disclaimer provision was ineffective. Based on the court order, the company determined that previously accrued contingent liabilities of approximately $6.3 million no longer represented probable losses. These accruals were reversed as a reduction of cost of goods sold during the year ended December 31, 2016, because the adjustment relates to a reduction in the cost of inventory purchased in the acquisitions. Per the court’s direction, the company and the seller retained an independent accounting firm to determine if a shortfall exists and the precise shortfall due to Green Plains. The accounting firm has concluded that a shortfall does exist consistent with the company’s calculations, and the matter is now back in the hands of the Court to review and enter its order. The company believes the remaining amount due to Green Plains is approximately $5.5 million; however, the seller has the right to dispute the details of the calculation and appeal the underlying Superior Court order. Accordingly, the total amount Green Plains may receive is yet to be determined. The remaining amount due to the company represents a gain contingency which will not be recorded until all contingencies are resolved.

In addition to the above-described proceeding, the company is currently involved in litigation that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

15.  RELATED PARTY TRANSACTIONS

Commercial Contracts

In March 2014, a subsidiary of the company entered into $1.4 million of new equipment financing agreements with Amur Equipment Finance. Gordon Glade, a  member of the company’s board of directors, is a shareholder of Amur Equipment Finance.  Balances of $0.5 million and $0.6 million related to these financing arrangements were included in debt at June 30, 2018, and December 31, 2017, respectively. Payments, including principal and interest, totaled $69 thousand and $138 thousand during each of the three and six months ended June 30, 2018 and 2017, respectively.  The weighted average interest rate for the financing agreements with Amur Equipment Finance was 6.8%.

Aircraft Leases

Effective January 1, 2015, the company entered into two agreements with an entity controlled by Wayne Hoovestol for the lease of two aircrafts. Mr. Hoovestol is chairman of the company’s board of directors. The company agreed to pay $9,766 per month for the combined use of up to 125 hours per year of the aircrafts. Flight time in excess of 125 hours per year will incur additional hourly charges. Payments related to these leases totaled $30 thousand and $87 thousand during the three and six months ended June 30, 2018, respectively, and $41 thousand and $102 thousand during the three and six months ended June 30, 2017, respectively.  The company had no outstanding payables related to these agreements as of June 30, 2018 and $2 thousand in outstanding payables related to these agreements as of December 31, 2017.

16.  SUBSEQUENT EVENTS

On July 27, 2018, the company entered into an asset purchase agreement to acquire two feeding operations from Bartlett Cattle Company, L.P. for $16.2 million, plus working capital of approximately $108.9 million. The transaction includes two feed yards located in Sublette, Kansas and Tulia, Texas and will add combined feedlot capacity of 97,000 head of cattle to the company’s operations. The transaction will be financed using cash on hand and proceeds from the Green Plains Cattle senior secured asset-based revolving credit facility. The transaction closed on August 1, 2018 following receipt of regulatory approval.

On July 31, 2018, the company entered into an amendment of its Green Plains Cattle senior secured asset-based revolving credit facility with a group of lenders led by Bank of the West and ING Capital LLC, increasing the maximum commitment from $425.0 million to $500.0 million. The amendment was completed to fund the additional working capital requirements related to the acquisition of the Sublette, Kansas and Tulia, Texas cattle feeding operations. The amended credit facility also includes an accordion feature that enables the credit facility to be increased by up to $100.0 million with agent approval. All other terms and conditions of the credit facility remain the same.

On August 1, 2018, DKGP Energy Terminals LLC, the 50/50 joint venture between Delek Logistics Partners LP and Green Plains Partners LP, notified AMID Merger LP of its termination of the membership interest purchase agreement (MIPA), dated as of February 16, 2018, to acquire all of the membership interests of AMID Refined Products LLC. The MIPA was terminated due to regulatory obstacles. The termination was made pursuant to Section 8.1 of the MIPA, without any liability, obligation or penalty incurred by either party.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this report and other quarterly reports filed with the SEC after December 31, 2017, together with our annual report on Form 10-K for the year ended December 31, 2017.

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

Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2017, in Part II – Risk Factors of this report, or incorporated by reference. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including: competition in the ethanol industry and other industries in which we operate; commodity market risks including those that may result from weather conditions; financial market risks; counterparty risks; risks associated with changes to government policy or regulation, risks related to acquisitions and achieving anticipated results; risks associated with merchant trading, cattle feeding operations, vinegar production; risks related to our portfolio optimization strategy and other risk factors detailed in reports filed with the SEC. Additional risks related to Green Plains Partners LP include compliance with commercial contractual obligations, potential tax consequences related to our investment in the partnership and risks disclosed in the partnership’s SEC filings associated with the operation of the partnership as a separate, publicly traded entity.

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

Overview

Green Plains is a diversified commodity-processing business with operations related to ethanol production, grain handling and storage, cattle feedlots, food ingredients, and commodity marketing and logistics services. We are focused on generating stable operating margins through our diversified business segments and risk management strategy. Green Plains Partners LP is our primary downstream logistics provider, storing and delivering the ethanol we produce. As of June 30, 2018, we own a 62.5% limited partner interest, a 2.0% general partner interest and all of the partnership’s incentive distribution rights. The public owns the remaining 35.5% limited partner interest. The partnership is consolidated in our financial statements.

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

On February 16, 2018, the partnership and Delek Logistics Partners LP formed DKGP Energy Terminals LLC, a 50/50 joint venture, to acquire and manage light products terminal assets in Texas and Arkansas.  In conjunction with the formation of the joint venture, DKGP executed a membership interest purchase agreement with AMID Merger LP, to acquire all of the membership interests of AMID Refined Products LLC (“AMID”) for approximately $138.5 million. Due to regulatory obstacles, on August 1, 2018, DKGP Energy Terminals LLC notified AMID Merger LP of its termination of the membership interest purchase agreement.

On July 27, 2018, the company entered into an asset purchase agreement to acquire two feeding operations from Bartlett Cattle Company, L.P. for $16.2 million, plus working capital of approximately $108.9 million. The transaction includes two feed yards located in Sublette, Kansas and Tulia, Texas and will add combined feedlot capacity of 97,000 head of cattle to the company’s operations. The transaction will be financed using cash on hand and proceeds from the Green Plains Cattle senior secured asset-based revolving credit facility. The transaction closed on August 1, 2018 following receipt of regulatory approval.

On July 31, 2018, the company entered into an amendment of its Green Plains Cattle senior secured asset-based revolving credit facility with a group of lenders led by Bank of the West and ING Capital LLC, increasing the maximum commitment from $425.0 million to $500.0 million. The amendment was completed to fund the additional working capital requirements related to the acquisition of the Sublette, Kansas and Tulia, Texas cattle feeding operations. The amended credit facility also includes an accordion feature that enables the credit facility to be increased by up to $100.0 million with agent approval.

Results of Operations

During the second quarter of 2018, we continued to run several of our ethanol plants below capacity due to scheduled downtime and continued oversupply of domestic ethanol. Our average utilization rate was approximately 80.0% of capacity, resulting in ethanol production of 296.3 mmg for the second quarter of 2018, compared with 275.5 mmg, or 74.7% of capacity, for the same quarter last year.

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 1.04 million barrels per day during the second quarter of 2018, maintaining the same rate of production as the previous quarter but 3.8% higher than the same quarter of last year. Year-to-date, production volumes are up 1.8% in 2018 compared with the same period in 2017. Refiner and blender input volume decreased slightly to 930 thousand barrels per day for the second quarter of 2018 compared with 934 thousand barrels per day for the same quarter last year despite a 2.0% increase in consumer gasoline demand due to seasonal demand and growing numbers of retail stations offering higher blends. As of June 30, 2018, there were approximately 1,431 retail stations selling E15 in 29 states, up from 1,210 at the beginning of the year, according to Growth Energy. Ethanol futures traded at an average discount of $0.66 to RBOB during the second quarter of 2018 related to weaker ethanol demand. U.S. domestic ethanol ending stocks increased slightly by approximately 400 thousand barrels to 22.0 million barrels on June 30, 2018, year over year.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, year-to-date domestic ethanol exports through May 31, 2018, were 776.2 mmg, up 31%, from 594.0 mmg for the comparable period in 2017. Brazil remained the largest export destination for U.S. ethanol, which accounted for 40% of domestic ethanol export volume despite the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of Foreign Trade, or CAMEX. Canada, China, India and South Korea accounted for 16%, 7%, 6% and 5%, respectively, of U.S. ethanol exports.

U.S. corn-based ethanol continues to have a price advantage, including the current tariff in Brazil, over Brazilian ethanol due to the price of corn relative to sugar cane as a feedstock. On April 1, 2018, China announced it would add a 15% tariff to the existing 30% tariff it had earlier imposed on ethanol imports from the United States and Brazil. The cost to produce the equivalent amount of starch found in sugar from $3.50-per-bushel corn is 7 cents per pound. The average price of sugar was approximately 12 cents per pound during the second quarter of 2018, compared with an average of 16 cents per pound for 2017. We currently estimate that net ethanol exports will reach between 1.6 billion gallons and 1.8 billion gallons in 2018 based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

U.S. Protein Supply and Demand

During the second quarter of 2018, the market sentiment for cattle continued to be optimistic due to anticipated lower cost of feed, higher domestic beef consumption and increased export demand for beef. July corn futures were down 17% from May 2018 highs, according to the Chicago Mercantile Exchange. Domestic beef consumption per capita in 2018 is projected to increase 1.0 pound to 57.9 pounds per person compared with 2017. Export demand for beef is forecasted to increase approximately 7% in 2018 compared with 2017 according to the USDA.

Cow-calf operations continue to be profitable, which has supported a period of expansion. Since the fourth quarter of 2017, the lack of precipitation threatened to force the liquidation of breeding stock on many ranches throughout the south and southwestern United States. Timely rains throughout the second quarter of 2018 minimized herd liquidation, keeping the expansion intact for the time being. Year-to-date domestic cattle on feed increased 4.3% to 11.3 million head through June 30, 2018, compared to the same period last year.

Packer demand was driven by strong domestic and international beef demand. Total steer and heifer slaughter through the first half of 2018 increased 2.5% compared with the first half of 2017. Slaughter capacity constraints, primarily due to labor shortages, have limited the packer’s ability to increase slaughter rates at the same pace as cattle on feed inventories, resulting in higher packer margins. Increased slaughter capacity will be crucial for cattle feeding margins from a demand perspective.

The U.S. looks poised to grow its global market share for animal protein while Australia continues to struggle with drought conditions and food safety scandals plague South America.

Year-to-date U.S. distillers grains exports through May 31, 2018, were 4.6 million metric tons, or less than a half of a percent lower than the same period last year, according to the USDA Foreign Agriculture Service. Shipments of distillers grains to Southeast Asia increased 95% year over year due to growing demand for protein, which helped keep export volumes in line with last year. Mexico, South Korea, Vietnam, Thailand, Turkey, Canada and Indonesia accounted for approximately 68% of total U.S. distillers export volumes.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Congress may also consider legislation that would impact the RFS. Bills have been introduced in the House and Senate, which would sunset the RFS entirely or the corn based ethanol portion of the mandate.

Federal mandates supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends may be necessary before ethanol can achieve significant growth in U.S. market share. CAFE, which was first enacted by Congress in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks, provides a 54% efficiency bonus to flexible-fuel vehicles running on E85. Another important factor is a waiver in the Clean Air Act, known as the One-Pound Waiver, which allows only E10 to be sold year-round, even though it exceeds the Reid vapor pressure limitation of nine pounds per square inch. The One-Pound Waiver does not apply to E15 or higher blends, even though it has similar physical properties to E10, so its sale is limited to flex-fuel vehicles only during the June 1 to September 15 summer driving season.

When RFS II was passed in 2007 and rulemaking finalized in October 2010, the required volume of conventional renewable fuel to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015. In November 2017, the EPA announced it would maintain the 15.0 billion gallon mandate for conventional ethanol in 2018. In June 2018, the EPA proposed to maintain 15.0 billion gallons for 2019, and plans to finalize the rule by November 30, 2018.

The EPA has the authority to waive the mandates in whole or in part if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or environment. According to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. While conventional ethanol maintained 15 billion gallons, 2018 is the first year the total proposed RVOs are more than 20% below statutory volumes levels. Thus, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The reset will be triggered if the final 2019

RVOs continue to be more than 20% below the statutory levels as expected, and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022.

The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties.

The EPA can, in consultation with the Department of Energy, waive the obligation for individual refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, the refineries must be under 75,000 barrels per day and state their case for an exemption in an application to the EPA each year. The current administration has been granting these at a much higher rate than the previous one, waiving the obligation for 19 of 20 applicants for compliance year 2016, totaling 790 million gallons, and 29 of 33 for compliance year 2017, totaling 1.46 billion gallons. This effectively reduces the annual RVO by that amount, since the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly, from the mid $0.80 range early in the year to the low $0.20s. Since the RIN value helps to make higher blends of ethanol more cost effective, lower RIN values could negatively impact retailer and consumer adoption of E15 and higher blends.

On April 12, 2018, following a series of meetings involving President Trump, Senators, key federal agency leaders and the industry, President Trump indicated that the EPA would be moving forward to authorize year-round sales of E15 by rulemaking designed to address the One-Pound RVP Waiver that currently inhibits sales of E15 in certain markets during summer driving months. President Trump later planned to pair this move with a directive to allow ethanol gallons to retain RIN credits when they are exported, in an effort to keep RIN costs low for refiners. To date, nothing definitive has materialized from these efforts with respect to year-round sales of E15.

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

Government actions abroad can significantly impact the demand for U.S. ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during the year due to a 30% tariff imposed on U.S. and Brazil fuel ethanol, which took effect in January 2017. There is no assurance the recently issued joint plan will lead to increased imports of U.S. ethanol, and recent trade tensions have caused China to raise their tariff on ethanol to 45% and then to 70%. Our exports also face tariff rate quotas, countervailing duties, and other hurdles in Brazil, the European Union, India, Peru, and elsewhere, which limits our ability to compete in some markets.

In Mexico, CAMEX issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter in September 2017. The ruling is valid for two years. In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by 14 lawsuits. Eight cases were dismissed. The six remaining cases follow one of two tracks: 1) to determine the constitutionality of the CRE regulation, or 2) to determine the benefits, or lack thereof, of introducing E10 to Mexico. Five of these cases were initially denied and are going through the appeals process. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018 making it legal to blend and sell E10 throughout Mexico except for its three largest metropolitan areas. U.S. ethanol exports to Mexico totaled 30 mmg in 2017.

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

The company also owns a 90.0% interest in BioProcess Algae, a joint venture formed in 2008.  Beginning April 1, 2016, we consolidate the financial results of BioProcess Algae, and record a noncontrolling interest for the economic interest in the joint venture held by others.

As of June 30, 2018, we, together with our subsidiaries, own a 62.5% limited partner interest and a 2.0% general partner interest in the partnership and own all of the partnership’s incentive distribution rights, with the remaining 35.5% limited partner interest owned by public common unitholders. We consolidate the financial results of the partnership, and record a noncontrolling interest for the economic interest in the partnership held by the public common unitholders.

Segment Results

The selected operating segment financial information are as follows (in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2018	2017	Variance	2018	2017	Variance
Revenues:
Ethanol production:
Revenues from external customers	$589,256	$617,297	(4.5%)	$1,153,019	$1,237,176	(6.8%)
Intersegment revenues	4,219	1,549	172.4	6,172	3,045	102.7
Total segment revenues	593,475	618,846	(4.1)	1,159,191	1,240,221	(6.5)
Agribusiness and energy services:					-
Revenues from external customers	170,074	150,755	12.8	371,861	319,066	16.5
Intersegment revenues	14,128	9,781	44.4	25,557	19,273	32.6
Total segment revenues	184,202	160,536	14.7	397,418	338,339	17.5
Food and ingredients:					-
Revenues from external customers	225,887	116,660	93.6	503,996	214,682	134.8
Intersegment revenues	38	37	2.7	80	75	6.7
Total segment revenues	225,925	116,697	93.6	504,076	214,757	134.7
Partnership:					-
Revenues from external customers	1,620	1,551	4.4	3,248	3,023	7.4
Intersegment revenues	24,220	23,514	3.0	48,477	49,271	(1.6)
Total segment revenues	25,840	25,065	3.1	51,725	52,294	(1.1)
Revenues including intersegment activity	1,029,442	921,144	11.8	2,112,410	1,845,611	14.5
Intersegment eliminations	(42,605)	(34,881)	22.1	(80,286)	(71,664)	12.0
Revenues as reported	$986,837	$886,263	11.3%	$2,032,124	$1,773,947	14.6%

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2018	2017	Variance	2018	2017	Variance
Cost of goods sold:
Ethanol production	$581,613	$612,646	(5.1%)	$1,146,172	$1,211,784	(5.4%)
Agribusiness and energy services	165,174	152,110	8.6	366,886	318,504	15.2
Food and ingredients	206,440	100,009	106.4	466,205	183,044	154.7
Partnership	-	-	*	-	-	*
Intersegment eliminations	(42,602)	(34,746)	22.6	(80,303)	(71,417)	12.4
	$910,625	$830,019	9.7%	$1,898,960	$1,641,915	15.7%

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2018	2017	Variance	2018	2017	Variance
Operating income (loss):
Ethanol production	$(17,214)	$(22,459)	23.4%	$(44,743)	$(29,057)	(54.0%)
Agribusiness and energy services	12,166	3,083	294.6	19,230	9,452	103.4
Food and ingredients	12,981	10,714	21.2	25,566	20,340	25.7
Partnership	16,129	14,798	9.0	31,489	31,417	0.2
Intersegment eliminations	144	(80)	*	212	(155)	*
Corporate activities	(12,441)	(9,842)	(26.4)	(23,914)	(18,391)	(30.0)
	$11,765	$(3,786)	410.8%	$7,840	$13,606	(42.4%)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2018	2017	Variance	2018	2017	Variance
EBITDA:
Ethanol production	$3,362	$(873)	*	$(3,733)	$12,951	*
Agribusiness and energy services	12,796	3,747	241.5%	20,498	10,760	90.5%
Food and ingredients	19,044	13,955	36.5	35,041	26,469	32.4
Partnership	17,138	16,066	6.7	33,761	33,960	(0.6)
Intersegment eliminations	144	(80)	*	212	(155)	*
Corporate activities	(10,642)	(8,742)	(21.7)	(20,817)	(16,063)	(29.6)
	$41,842	$24,073	73.8%	$64,962	$67,922	(4.4%)

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

The following table reconciles net income (loss) to EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$3,751	$(11,796)	$(15,704)	$(10,145)
Interest expense	22,021	19,430	44,149	37,926
Income tax benefit	(10,753)	(9,749)	(16,780)	(12,130)
Depreciation and amortization	26,823	26,188	53,297	52,271
EBITDA	$41,842	$24,073	$64,962	$67,922

Three Months Ended June 30, 2018, Compared with the Three Months Ended June 30, 2017

Consolidated Results

Consolidated revenues increased $100.6 million for the three months ended June 30, 2018, compared with the same period in 2017, primarily as a result of the acquisitions of cattle feeding operations at the end of the first quarter and at the beginning of the second quarter of 2017. The increase was partially offset by lower average realized prices for ethanol and corn oil.

Operating income increased $15.6 million and EBITDA increased $17.8 million for the three months ended June 30, 2018 compared with the same period last year primarily due to higher cattle volumes sold, increased average prices for distiller grains and increased margins in our agribusiness and energy services and ethanol production segments. Interest expense increased $2.6 million for the three months ended June 30, 2018, compared with the same period in 2017, primarily due to higher average debt outstanding as well as higher borrowing costs. Income tax benefit was $10.8 million for the three months ended June 30, 2018, compared with $9.7 million for the same period in 2017.

The following discussion provides greater detail about our second quarter segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Three Months Ended June 30,
	2018	2017	% Variance

Ethanol produced
(thousands of gallons)	296,282	275,539	7.5
Distillers grains produced
(thousands of equivalent dried tons)	739	728	1.5
Corn oil produced
(thousands of pounds)	75,556	65,685	15.0
Corn consumed
(thousands of bushels)	103,147	95,680	7.8

Revenues in our ethanol production segment decreased $25.4 million for the three months ended June 30, 2018, compared with the same period in 2017 primarily due to lower average ethanol and corn oil prices realized and lower ethanol volumes sold, partially offset by higher average distillers grains prices realized.

Cost of goods sold for our ethanol production segment decreased $31.0 million for the three months ended June 30, 2018, compared with the same period last year due to decreased volumes sold offset by higher corn prices. As a result of the factors identified above, operating income increased $5.2 million and EBITDA increased $4.2 million for the three months ended June 30, 2018, compared with the same period in 2017. Depreciation and amortization expense for the segment was $20.6 million for the three months ended June 30, 2018, compared with $20.1 million for the same period last year.

Agribusiness and Energy Services Segment

Revenues in our agribusiness and energy services segment increased $23.7 million while operating income increased $9.1 million and EBITDA increased by $9.0 million for the three months ended June 30, 2018, compared with the same period in 2017. The increase in revenues was primarily due to an increase in ethanol trading activity, partially offset by a decrease in grain and corn oil trading activity and lower average realized prices for corn oil. Operating income and EBITDA increased primarily as a result of increased trading activity margins.

Food and Ingredients Segment

Revenues in our food and ingredients segment increased $109.2 million for the three months ended June 30, 2018, compared with the same period in 2017. The increase in revenues was primarily due to an increase in cattle volumes sold as a result of the acquisitions of cattle feeding operations during the first and second quarters of 2017. Cattle head sold for the three months ended June 30, 2018 and 2017 was approximately 118,000 and 38,000, respectively.

Operating income increased by $2.3 million and EBITDA increased $5.1 million for the three months ended June 30, 2018, compared with the same period in 2017 primarily due to the increase in cattle volumes outlined above. During the three months ended June 30, 2018, the company recognized a gain within other income of $2.6 million related to property insurance proceeds received in excess of the book value of certain fixed assets that were damaged at the Hereford cattle feed yard.

Partnership Segment

Revenues generated by our partnership segment increased $0.8 million for the three months ended June 30, 2018 compared to the same period of 2017, due to higher storage and throughput volumes and trucking revenue, partially offset by a reduction in revenues generated from our rail transportation services. Operating income increased $1.3 million and EBITDA increased $1.1 million for the three months ended June 30, 2018, compared with the same period in 2017 primarily due to lower railcar lease expense associated with our terminal operations.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $7.7 million for the three months ended June 30, 2018, compared with the same period in 2017 due to increased intersegment corn purchases within the agribusiness and energy services segment as well as increased intersegment distillers grain revenues within the ethanol production segment, both primarily due to sales to the food and ingredients segment for cattle feed.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $2.6 million for the three months ended June 30, 2018, compared with the same period in 2017 primarily due to increased selling, general and administrative expenses related to personnel costs in 2018.

Income Taxes

We recorded income tax benefit of $10.8 million for the three months ended June 30, 2018, compared with $9.7 million for the same period in 2017. The increase in income tax benefit was due primarily to the company’s recognition of a net tax benefit of $8.3 million during the three months ended June 30, 2018 for federal and state R&D Credits relating to current and prior periods.

Six Months Ended June 30, 2018, Compared with the Six Months Ended June 30, 2017

Consolidated Results

Consolidated revenues increased $258.2 million for the six months ended June 30, 2018, compared with the same period in 2017, primarily as a result of the acquisitions of cattle feeding operations at the end of the first quarter and at the beginning of the second quarter of 2017. The increase was also driven by additional natural gas volumes sold, partially offset by a decrease in volumes for ethanol and distillers grains and lower average realized prices for ethanol and corn oil.

Operating income decreased $5.8 million and EBITDA decreased $3.0 million for the six months ended June 30, 2018 compared with the same period last year primarily due to decreased margins in our ethanol production segment. Interest expense increased $6.2 million for the six months ended June 30, 2018, compared with the same period in 2017, primarily due to higher average debt outstanding as well as higher borrowing costs. Income tax benefit was $16.8 million for the six months ended June 30, 2018, compared with $12.1 million for the same period in 2017.

The following discussion provides greater detail about our second quarter segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Six Months Ended June 30,
	2018	2017	% Variance

Ethanol produced
(thousands of gallons)	576,692	601,965	(4.2)
Distillers grains produced
(thousands of equivalent dried tons)	1,468	1,605	(8.5)
Corn oil produced
(thousands of pounds)	144,690	141,042	2.6
Corn consumed
(thousands of bushels)	200,430	209,165	(4.2)

Revenues in our ethanol production segment decreased $81.0 million for the six months ended June 30, 2018, compared with the same period in 2017 primarily due to lower volumes of ethanol and distillers grains sold in addition to lower average ethanol and corn oil prices realized, partially offset by higher average distillers grains prices realized.

Cost of goods sold for our ethanol production segment decreased $65.6 million for the six months ended June 30, 2018, compared with the same period last year due to lower production volumes and lower corn prices. As a result of the factors identified above, operating income decreased $15.7 million and EBITDA decreased $16.7 million for the six months ended June 30, 2018, compared with the same period in 2017. Depreciation and amortization expense for the segment was $41.0 million for the six months ended June 30, 2018, compared with $40.5 million for the same period last year.

Agribusiness and Energy Services Segment

Revenues in our agribusiness and energy services segment increased $59.1 million while operating income increased $9.8 million and EBITDA increased by $9.7 million for the six months ended June 30, 2018, compared with the same period in 2017. The increase in revenues was primarily due to an increase in ethanol and natural gas trading activity, partially offset by a decrease in corn oil trading activity and lower average realized prices for corn oil. Operating income and EBITDA increased primarily as a result of increased trading activity margins.

Food and Ingredients Segment

Revenues in our food and ingredients segment increased $289.3 million for the six months ended June 30, 2018, compared with the same period in 2017. The increase in revenues was primarily due to an increase in cattle volumes sold as a result of the acquisitions of cattle feeding operations during the first and second quarters of 2017. Cattle head sold for the six months ended June 30, 2018 and 2017 was approximately 255,000 and 80,000, respectively.

Operating income increased by $5.2 million and EBITDA increased $8.6 million for the six months ended June 30, 2018, compared with the same period in 2017 primarily due to the increase in cattle volumes and margins outlined above. During the six months ended June 30, 2018, the company recognized a gain within other income of $2.6 million related to property insurance proceeds received in excess of the book value of certain fixed assets that were damaged at the Hereford cattle feed yard.

Partnership Segment

Revenues generated by our partnership segment decreased $0.6 million for the six months ended June 30, 2018 compared to the same period of 2017, due to lower revenues generated from our rail transportation and terminal services.  Operating income increased $0.1 million for the six months ended June 30, 2018, compared with the same period in 2017 primarily due to a decrease in railcar lease expense, partially offset by increased wages, fuel and other expenses.  EBITDA decreased $0.2 million for the six months ended June 30, 2018, compared with the same period in 2017 primarily due to the decrease in revenue.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $8.6 million for the six months ended June 30, 2018, compared with the same period in 2017 due to increased intersegment corn purchases within the agribusiness and energy services segment as well as increased intersegment distillers grain revenues within the ethanol production segment, both primarily due to sales to the food and ingredients segment for cattle feed.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $5.5 million for the six months ended June 30, 2018, compared with the same period in 2017 primarily due to increased selling, general and administrative expenses related to personnel costs in 2018.

Income Taxes

We recorded income tax benefit of $16.8 million for the six months ended June 30, 2018, compared with $12.1 million for the same period in 2017. The increase in income tax benefit was due primarily to the company’s recognition of a net tax benefit of $8.3 million during the six months ended June 30, 2018 for federal and state R&D Credits relating to current and prior periods.

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

On June 30, 2018, we had $235.1 million in cash and equivalents, excluding restricted cash, consisting of $171.9 million held at our parent company and the remainder held at our subsidiaries. Additionally, we had $15.9 million in restricted cash at June 30, 2018.  We also had $568.6 million available under our revolving credit agreements, some of which were subject to restrictions or other lending conditions. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At June 30, 2018, our subsidiaries had approximately $166.0 million of net assets that were not available to us in the form of dividends, loans or advances due to restrictions contained in their credit facilities. As a result of the $500 million term loan agreement and related debt extinguishment at Green Plains Processing and Fleischmann’s Vinegar, we no longer consider certain subsidiaries to have restrictions on cash and asset distributions.

Net cash provided by operating activities was $45.9 million for the six months ended June 30, 2018, compared with $37.7 million used for the same period in 2017. Operating activities compared to the prior year were primarily affected by a  decrease in inventory, partially offset by lesser decreases in accounts payable and accrued liabilities as well as decreases in operating income when compared to the same period of the prior year. Net cash used in investing activities was $11.0 million for the six months ended June 30, 2018, due primarily to capital expenditures at our existing ethanol and vinegar plants partially offset by cash received from other investing activities. Net cash used in financing activities was $96.2 million for the six months ended June 30, 2018 compared with $15.7 million for the same period in 2017, with the increase in cash used resulting from higher repayments of short-term borrowings.

Additionally, Green Plains Trade, Green Plains Cattle and Green Plains Grain use revolving credit facilities to finance working capital requirements. We frequently draw from and repay these facilities which results in significant cash movements reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

We incurred capital expenditures of $14.6 million in the first six months of 2018 for various maintenance and expansion projects. Capital spending for the remainder of 2018 is expected to be approximately  $11.3 million for various projects, which are expected to be financed with cash provided by operating activities and available borrowings under our credit facilities.

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

We have paid a quarterly cash dividend since August 2013 and anticipate declaring a cash dividend in future quarters on a regular basis. Future declarations of dividends, however, are subject to board approval and may be adjusted as our liquidity, business needs or market conditions change. On May 9, 2018, our board of directors declared a quarterly cash dividend of $0.12 per share. The dividend was paid on June 15, 2018, to shareholders of record at the close of business on May 25, 2018.

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement requires the partnership to distribute all available cash, as defined, to its partners, including us, within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. On July 19, 2018, the board of directors of the general partner of the partnership declared a cash distribution of $0.475 per unit on outstanding common and subordinated units. The distribution is payable on August 10, 2018, to unitholders of record at the close of business on August 3, 2018.

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We did not repurchase any shares during the second quarter of 2018 due to certain restrictions under the term loan agreement. To date, we have repurchased 909,667 shares of common stock for approximately $16.7 million under the program.

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

We were in compliance with our debt covenants at June 30, 2018. Based on our forecasts and the current margin environment, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.

Corporate Activities

On August 29, 2017, the company and substantially all of the company’s subsidiaries, but not including Green Plains Partners and certain other entities as guarantors, entered into a $500.0 million term loan agreement with BNP Paribas, as administrative agent and collateral agent and certain other financial institutions, which matures on August 29, 2023, and may be prepaid at any time without premium or penalty other than customary breakage costs with respect to Eurodollar-based loans or certain other limited circumstances in which event a 1.0% prepayment premium would be due.

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

In September 2013, we issued $120.0 million of 3.25% convertible senior notes due in 2018, or 3.25% notes, which are senior, unsecured obligations with interest payable on April 1 and October 1 of each year. Prior to April 1, 2018, the 3.25% notes were not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment upon the occurrence of certain events, including when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted as of June 30, 2018 to 50.6481 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $19.74 per share. We may settle the 3.25% notes in cash, common stock or a combination of cash and common stock. For all conversions of notes which occur on or after April 1, 2018, the company elected to convert for whole shares of common stock with any fractional share being settled with cash in lieu.

During fiscal year 2017, approximately $56.3 million in aggregate principal of the 3.25% notes were exchanged for cash and 2,783,725 shares of the company’s common stock. During the three months ended June 30, 2018, an additional 50 shares of the company’s common stock were exchanged for approximately $1 thousand in aggregate principal amount of the 3.25% notes. Following the closing of these agreements, $63.7 million aggregate principal of the 3.25% notes remain outstanding.

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

Agribusiness and Energy Services Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in July of 2019. This facility can be increased by up to $75.0 million with agent approval and up to $50.0 million for seasonal borrowings. Total commitments outstanding under the facility cannot exceed $250.0 million. At June 30, 2018, the outstanding principal balance was $71.8 million on the facility and our interest rate was 5.22%.

Green Plains Trade has a $300.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in July of 2022. This facility can be increased by up to $70.0 million with agent approval. Advances are subject to variable interest rates equal to a daily LIBOR rate plus 2.25% or the base rate plus 1.25%. The unused portion of the credit facility is also subject to a commitment fee of 0.375% per annum. At June 30, 2018, the outstanding principal balance was $131.2 million on the facility and the interest rate was 4.27%.

Green Plains Commodity Management has an uncommitted $20.0 million revolving credit facility which matures April 30, 2023 to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to LIBOR plus 1.75%. At June 30, 2018, the outstanding principal balance was $11.4 million on the facility and the interest rate was 3.73%.

Food and Ingredients Segment

Green Plains Cattle has a $425.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in April of 2020. This facility can be increased by up to $75.0 million with agent approval and includes a swing-line sublimit of $20.0 million.  At June 30, 2018, the outstanding principal balance was $243.1 million on the facility and our interest rate was 4.11%.

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

Subsequent to June 30, 2018, the company amended the Green Plains Cattle senior secured asset-based revolving credit facility, increasing the maximum commitment from $425.0 million to $500.0 million. The amended credit facility also includes an accordion feature that enables the credit facility to be increased by up to $100.0 million with agent approval.

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a $235.0 million revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. On February 20, 2018, the partnership accessed a portion of its available accordion to increase the revolving credit facility by $40.0 million, from $195.0 million to $235.0 million. At June 30, 2018, the outstanding principal balance was $128.9 million on the facility and the interest rate was 4.86%.

Contractual Obligations

Contractual obligations as of June 30, 2018, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term and short-term debt obligations (1)	$1,343,485	$528,004	$141,208	$182,035	$492,238
Interest and fees on debt obligations (2)	247,208	68,816	89,306	75,249	13,837
Operating lease obligations (3)	100,092	28,723	35,721	13,846	21,802
Other	13,227	424	6,544	4,379	1,880
Purchase obligations:
Forward grain purchase contracts (4)	306,066	299,146	4,503	2,000	417
Other commodity purchase contracts (5)	175,231	175,231	-	-	-
Other	419	209	210	-	-
Total contractual obligations	$2,185,728	$1,100,553	$277,492	$277,509	$530,174

(1)	Includes the current portion of long-term debt and excludes the effect of any debt discounts and issuance costs.
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

Interest Rate Risk

We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or LIBOR. A 10% increase in interest rates would affect our interest cost by approximately $6.0 million per year. At June 30, 2018, we had $1.3  billion in debt, $1.1 billion of which had variable interest rates.

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

To reduce the risk associated with fluctuations in the price of corn, natural gas, ethanol, distillers grains, corn oil and cattle, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade and the New York Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three and six months ended June 30, 2018, revenues included net gains of $6.7 million and $9.4 million, respectively, and cost of goods sold included net gains of $7.8 million and net losses of $8.7 million, respectively, associated with derivative financial instruments.

Ethanol Production Segment

In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. To reduce commodity price risk caused by market fluctuations, we enter into exchange-traded futures and options contracts that serve as economic hedges.

Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on June 30, 2018, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price

Ethanol	1,470,000	Gallons	$167,585
Corn	518,000	Bushels	$152,095
Distillers grains	4,100	Tons (2)	$37,717
Corn oil	359,000	Pounds	$6,802
Natural gas	41,700	MmBTU	$7,030

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position and related market risk at June 30, 2018 was immaterial.

Food and Ingredients Segment

In the food and ingredients segment, our physical cattle purchase and sale contracts and derivatives are marked to market. To reduce commodity price risk caused by market fluctuations for purchase and sale commitments of cattle, we enter into exchange-traded futures and options contracts that serve as economic hedges.

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $7.3 million for cattle at June 30, 2018. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $0.6 million.

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $19.0 million for grain and other cattle feed at June 30, 2018. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $0.4 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information that must be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

We may be affected by our portfolio optimization strategy.

We announced that we are evaluating the performance of our entire portfolio of assets and businesses. Based on this evaluation, we may sell certain assets or businesses or exit particular markets that are no longer a strategic fit or no longer meet their growth or profitability targets. Depending on the nature of the assets sold, our profitability may be impacted by lost operating income or cash flows from such businesses. In addition, divestitures we complete may not yield the targeted improvements in their business and may divert management’s attention from our day-to-day operations. Any charges that we are required to record or the failure to achieve the intended financial results associated with our portfolio optimization strategy could have an adverse effect on our business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations.

The following table lists the shares that were surrendered during the second quarter of 2018:

Period	Total Number of Shares Withheld for Employee Awards	Average Price Paid per Share
April 1 - April 30	-	$-
May 1 - May 31	6,440	19.30
June 1 - June 30	-	-
Total	6,440	$19.30

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. We did not repurchase any shares during the second quarter of 2018 due to certain restrictions under the term loan agreement. Approximately $83.3 million of shares are remaining to be repurchased under the program.

On April 13, 2018, we entered into a privately negotiated agreement with a holder, of our 3.25% Convertible Senior Notes due 2018 (the “2018 Notes”). Under the agreement, we exchanged 50 shares of our common stock, par value $0.01 per share, for $1 thousand in aggregate principal amount of the 2018 Notes. The exchange was completed on April 23, 2018.

The exchange of treasury shares of common stock for the 2018 Notes is being made pursuant to an exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Green Plains Commodity Management Credit Agreement

On April 30, 2018 Green Plains Commodity Management entered into an agreement for an uncommitted $20.0 million revolving credit facility, which matures on April 30, 2023, to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to LIBOR plus 1.75%. This credit agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description of Exhibit
10.1

Replacement Page for Fifth Amendment to the Credit Agreement, dated as of November 16, 2017, among Green Plains Cattle Company LLC, Bank of the West and ING Capital LLC, as Joint Administrative Agents, and the lenders party to the Credit Agreement, originally filed as Exhibit 10.1 to the company’s Current Report on Form 8-K dated November 17, 2017

10.2	Credit Agreement, dated April 30, 2018, by and among Green Plains Commodity Management LLC (as borrower) and Macquarie Bank Limited (as agent for lenders)
10.3	Second Amendment to Term Loan Agreement, dated July 13, 2018, among Green Plains Inc. and BNP Paribas, as administrative agent and collateral agent
10.4

Sixth Amendment to the Credit Agreement, dated as of July 31, 2018, by and among Green Plains Cattle Company LLC and Bank of the West and ING Capital LLC, as Joint Administrative Agents, and the lenders party to the Credit Agreement

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
101

The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 2, 2018	GREEN PLAINS INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: August 2, 2018	By: /s/ John W. Neppl _ John W. Neppl Chief Financial Officer (Principal Financial Officer)