Form 10-Q
period 2018-09-30
Green Plains Inc.
filed 2018-11-09
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

☐ Yes   ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of November 5, 2018, was 41,414,396 shares.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN PLAINS INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$171,674	$266,651
Restricted cash	62,797	45,709
Accounts receivable, net of allowances of $206 and $217, respectively	134,950	151,122
Income taxes receivable	13,211	6,413
Inventories	765,198	711,878
Prepaid expenses and other	15,529	17,808
Derivative financial instruments	24,254	6,890
Total current assets	1,187,613	1,206,471
Property and equipment, net of accumulated depreciation and amortization of $588,336 and $514,585, respectively	1,143,551	1,176,707
Goodwill	182,879	182,879
Other assets	170,791	218,593
Total assets	$2,684,834	$2,784,650

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$155,663	$205,479
Accrued and other liabilities	47,955	63,886
Derivative financial instruments	41,725	12,884
Income taxes payable	-	9,909
Short-term notes payable and other borrowings	556,566	526,180
Current maturities of long-term debt	65,614	67,923
Total current liabilities	867,523	886,261
Long-term debt	767,177	767,396
Deferred income taxes	21,764	56,801
Other liabilities	14,235	15,056
Total liabilities	1,670,699	1,725,514

Commitments and contingencies (Note 14)

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,746,346 and 46,410,405 shares issued, and 41,420,454 and 41,084,463 shares outstanding, respectively	47	46
Additional paid-in capital	695,143	685,019
Retained earnings	276,082	325,411
Accumulated other comprehensive loss	(17,176)	(13,110)
Treasury stock, 5,325,892 and 5,325,942 shares, respectively	(55,183)	(55,184)
Total Green Plains stockholders' equity	898,913	942,182
Noncontrolling interests	115,222	116,954
Total stockholders' equity	1,014,135	1,059,136
Total liabilities and stockholders' equity	$2,684,834	$2,784,650

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Product revenues	$998,802	$899,534	$3,027,678	$2,670,458
Service revenues	1,298	1,701	4,546	4,724
Total revenues	1,000,100	901,235	3,032,224	2,675,182

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	936,384	815,787	2,835,344	2,457,702
Operations and maintenance expenses	7,271	8,309	23,564	25,107
Selling, general and administrative expenses	25,083	28,589	80,817	77,946
Depreciation and amortization expenses	30,713	27,834	84,010	80,105
Total costs and expenses	999,451	880,519	3,023,735	2,640,860
Operating income	649	20,716	8,489	34,322

Other income (expense)
Interest income	790	383	2,136	1,061
Interest expense	(23,399)	(31,889)	(67,548)	(69,815)
Other, net	(117)	1,444	2,362	2,811
Total other expense	(22,726)	(30,062)	(63,050)	(65,943)
Loss before income taxes	(22,077)	(9,346)	(54,561)	(31,621)
Income tax benefit	14,658	48,775	31,438	60,905
Net income (loss)	(7,419)	39,429	(23,123)	29,284
Net income attributable to noncontrolling interests	5,050	5,035	14,457	14,853
Net income (loss) attributable to Green Plains	$(12,469)	$34,394	$(37,580)	$14,431

Earnings per share:
Net income (loss) attributable to Green Plains - basic	$(0.31)	$0.83	$(0.94)	$0.36
Net income (loss) attributable to Green Plains - diluted	$(0.31)	$0.74	$(0.94)	$0.48
Weighted average shares outstanding:
Basic	40,229	41,348	40,189	40,008
Diluted	40,229	50,647	40,189	50,693

Cash dividend declared per share	$0.12	$0.12	$0.36	$0.36

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income (loss)	$(7,419)	$39,429	$(23,123)	$29,284
Other comprehensive income (loss), net of tax:
Unrealized losses on derivatives arising during the period, net of tax benefit of $4,314, $4,575, $343 and $5,633, respectively	(14,395)	(7,660)	(1,522)	(9,436)
Reclassification of realized losses (gains) on derivatives, net of tax expense (benefit) of ($420), ($2,650), ($55) and $21, respectively	1,427	4,453	243	(34)
Total other comprehensive loss, net of tax	(12,968)	(3,207)	(1,279)	(9,470)
Comprehensive income (loss)	(20,387)	36,222	(24,402)	19,814
Comprehensive income attributable to noncontrolling interests	5,050	5,035	14,457	14,853
Comprehensive income (loss) attributable to Green Plains	$(25,437)	$31,187	$(38,859)	$4,961

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(23,123)	$29,284
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	84,010	80,105
Amortization of debt issuance costs and debt discount	11,343	11,222
Loss on exchange of 3.25% convertible notes due 2018	-	1,291
Gain on disposal of assets	(2,743)	(2,439)
Write-off of deferred financing fees related to extinguishment of debt	-	9,460
Deferred income taxes	(37,980)	(88,565)
Other noncurrent assets and liabilities	-	18,062
Stock-based compensation	8,726	8,761
Undistributed equity loss of affiliates	489	120
Changes in operating assets and liabilities before effects of business combinations:
Accounts receivable	18,069	32,267
Inventories	53,363	(168,788)
Derivative financial instruments	9,843	(12,738)
Prepaid expenses and other assets	2,184	2,180
Accounts payable and accrued liabilities	(68,520)	(34,278)
Current income taxes	31,220	(1,540)
Other	(2,493)	1,361
Net cash provided by (used in) operating activities	84,388	(114,235)

Cash flows from investing activities:
Purchases of property and equipment, net	(31,114)	(36,475)
Acquisition of businesses, net of cash acquired	(124,407)	(61,727)
Investments in unconsolidated subsidiaries	(2,446)	(12,033)
Other investing activities	7,500	-
Net cash used in investing activities	(150,467)	(110,235)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	58,700	551,500
Payments of principal on long-term debt	(62,537)	(487,450)
Proceeds from short-term borrowings	3,095,927	3,301,630
Payments on short-term borrowings	(3,065,953)	(3,135,347)
Cash payment for exchange of 3.25% convertible notes due 2018	-	(8,523)
Payments for repurchase of common stock	-	(5,733)
Payments of cash dividends and distributions	(30,921)	(29,267)
Payment penalty on early extinguishment of debt	-	(2,881)
Payments of loan fees	(3,961)	(15,541)
Payments related to tax withholdings for stock-based compensation	(3,215)	(4,105)
Proceeds from exercise of stock options	150	50
Net cash provided by (used in) financing activities	(11,810)	164,333

Net change in cash, cash equivalents and restricted cash	(77,889)	(60,137)
Cash, cash equivalents and restricted cash, beginning of period	312,360	406,791
Cash, cash equivalents and restricted cash, end of period	$234,471	$346,654

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Nine Months Ended September 30,
	2018	2017
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$171,674	$261,588
Restricted cash	62,797	85,066
Total cash, cash equivalents and restricted cash	$234,471	$346,654

Non-cash financing activity:
Modification of 3.25% convertible notes due 2019	$4,660	$-
Exchange of 3.25% convertible notes due 2018 for shares of common stock	$-	$47,743
Exchange of common stock held in treasury stock for 3.25% convertible notes due 2018	$1	$27,356

Supplemental investing and financing activities:
Assets acquired in acquisitions, net of cash	$124,525	$62,209
Less: liabilities assumed	(118)	(482)
Net assets acquired	$124,407	$61,727

Supplemental disclosures of cash flow:
Cash paid (received) for income taxes	$(23,568)	$2,062
Cash paid for interest	$58,297	$39,984

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

Consolidated Financial Statements

The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis. As of September 30, 2018, the company owns a 62.4% limited partner interest and a 2.0% general partner interest in Green Plains Partners LP. Public investors own the remaining 35.6% limited partner interest in the partnership. The company determined that the limited partners in the partnership with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact partnership’s economic performance; therefore, the partnership is considered a variable interest entity. The company, through its ownership of the general partner interest in the partnership, has the power to direct the activities that most significantly affect economic performance and is obligated to absorb losses and has the right to receive benefits that could be significant to the partnership. Therefore, the company is considered the primary beneficiary and consolidates the partnership in the company’s financial statements. The assets of the partnership cannot be used by the company for general corporate purposes. The partnership’s consolidated total assets as of September 30, 2018,  and December 31, 2017, excluding intercompany balances, were $71.5 million and $74.9 million, respectively, and primarily consisted of property and equipment and goodwill. The partnership’s consolidated total liabilities as of September 30, 2018,  and December 31, 2017, excluding intercompany balances, were $152.7 million and $153.0 million, respectively, which primarily consisted of long-term debt as discussed in Note 9 – Debt. The liabilities recognized as a result of consolidating the partnership do not represent additional claims on our general assets. The company also owns a 90.0% interest in BioProcess Algae, a joint venture formed in 2008, and consolidates their results in its consolidated financial statements.

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

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The company bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances and regularly evaluates the appropriateness of its estimates and assumptions. Actual results could differ from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, depreciation of property and equipment, carrying value of intangible assets, impairment of long-lived assets and goodwill, derivative financial instruments, accounting for income taxes and assets acquired and liabilities assumed in acquisitions, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Cost of Goods Sold

Cost of goods sold includes direct labor, materials, shipping and plant overhead costs. Direct labor includes all compensation and related benefits of non-management personnel involved in ethanol and vinegar production, and cattle feeding operations. Grain purchasing and receiving costs, excluding labor costs for grain buyers and scale operators, are also included in cost of goods sold. Materials include the cost of corn feedstock, denaturant, process chemicals, cattle and veterinary supplies. Corn feedstock costs include gains and losses on related derivative financial instruments not designated as cash flow hedges, inbound freight charges, inspection costs and transfer costs, as well as reclassifications of gains and losses on cash flow hedges from accumulated other comprehensive income or loss. Plant overhead consists primarily of plant and feedlot utilities, repairs and maintenance, feedlot expenses and outbound freight charges. Shipping costs incurred by the company, including railcar costs, are also reflected in cost of goods sold.

The company uses exchange-traded futures and options contracts and forward purchase and sales contracts to attempt to minimize the effect of price changes on ethanol, grain, natural gas and cattle inventories. Exchange-traded futures and options contracts are valued at quoted market prices and settled predominantly in cash. The company is exposed to loss when counterparties default on forward purchase and sale contracts. Grain inventories held for sale and forward purchase and sale contracts are valued at market prices when available or other market quotes adjusted for differences, primarily in transportation, between the exchange-traded market and local market where the terms of the contract is based. Changes in forward purchase contracts and exchange-traded futures and options contracts are recognized as a component of cost of goods sold.

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

Effective January 1, 2018, the company adopted the amended guidance in ASC Topic 230, Statement of Cash Flows: Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amended guidance was applied retrospectively. As a result, net cash used in operating activities for the nine months ended September 30, 2017, was adjusted to exclude the change in restricted cash and decreased the previously reported balance by $8.0 million. Net cash provided by financing activities for the nine months ended September 30, 2017, was adjusted to exclude the change in restricted cash and decreased the previously reported balance by $25.5 million.

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

The company has established an implementation team which continues to review current accounting policies, internal controls, processes, and disclosures that will change as a result of adopting the new standard. The company has gathered information on existing leases to obtain a complete population of leases upon adoption, and has implemented a lease accounting system, which will assist in delivering the required accounting changes and disclosures. The new standard will significantly increase right-of-use assets and lease liabilities on the company’s consolidated balance sheet, primarily due to operating leases that are currently not recognized on the balance sheet. In addition, it will also require expanded disclosures in the company’s consolidated financial statements. The company will complete its assessment of the impact of the new guidance on its consolidated financial statements during the fourth quarter of 2018.

2.  REVENUE

Adoption of ASC Topic 606

On January 1, 2018, the company adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, and all related amendments (“new revenue standard”) and applied it to all contracts using the modified retrospective transition method. There were no adjustments to the consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. In addition, there was no impact of adoption on the consolidated statements of operations or balance sheets for the nine months ended September 30, 2018.

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

Revenue by Source

The following table disaggregates revenue by major source for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018
	Ethanol Production	Agribusiness & Energy Services	Food & Ingredients	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC Topic 606:
Ethanol	$291	$-	$-	$-	$-	$291
Distillers grains	54,687	-	-	-	-	54,687
Cattle and vinegar	-	-	259,224	-	-	259,224
Service revenues	-	-	-	983	-	983
Other	238	680	-	-	-	918
Intersegment revenues	721	23	38	2,597	(3,379)	-
Total revenues from contracts with customers	55,937	703	259,262	3,580	(3,379)	316,103
Revenues from contracts accounted for as derivatives under ASC Topic 815 (1):
Ethanol	440,333	93,166	-	-	-	533,499
Distillers grains	56,802	44,142	-	-	-	100,944
Corn oil	17,088	10,275	4,411	-	-	31,774
Grain	30	21,972	-	-	-	22,002
Cattle and vinegar	-	-	(12,522)	-	-	(12,522)
Other	3,930	4,055	-	-	-	7,985
Intersegment revenues	2,392	12,669	-	-	(15,061)	-
Total revenues from contracts accounted for as derivatives	520,575	186,279	(8,111)	-	(15,061)	683,682
Leasing revenues under ASC Topic 840 (2)	-	-	-	22,190	(21,875)	315
Total Revenues	$576,512	$186,982	$251,151	$25,770	$(40,315)	$1,000,100

	Nine Months Ended September 30, 2018
	Ethanol Production	Agribusiness & Energy Services	Food & Ingredients	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$3,391	$-	$-	$-	$-	$3,391
Distillers grains	174,589	-	-	-	-	174,589
Cattle and vinegar	-	-	748,699	-	-	748,699
Service revenues	-	-	-	3,430	-	3,430
Other	1,570	2,012	-	-	-	3,582
Intersegment revenues	2,258	23	118	7,286	(9,685)	-
Total revenues from contracts with customers	181,808	2,035	748,817	10,716	(9,685)	933,691
Revenues from contracts accounted for as derivatives under ASC Topic 815 (1):
Ethanol	1,333,989	321,824	-	-	-	1,655,813
Distillers grains	147,203	98,060	-	-	-	245,263
Corn oil	52,690	22,433	12,048	-	-	87,171
Grain	500	59,101	-	-	-	59,601
Cattle and vinegar	-	-	(5,638)	-	-	(5,638)
Other	12,486	42,721	-	-	-	55,207
Intersegment revenues	7,027	38,226	-	-	(45,253)	-
Total revenues from contracts accounted for as derivatives	1,553,895	582,365	6,410	-	(45,253)	2,097,417
Leasing revenues under ASC 840 (2)	-	-	-	66,779	(65,663)	1,116
Total Revenues	$1,735,703	$584,400	$755,227	$77,495	$(120,601)	$3,032,224

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

Contract Liabilities

The company records unearned revenue when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of service and lease agreements. Unearned revenue from service agreements, which represents a contract liability, is recorded for fees that have been charged to the customer prior to the completion of performance obligations, and is generally recognized in the subsequent quarter. The company expects to recognize all of the unearned revenue associated with service agreements as of September 30, 2018,  in the subsequent quarter when the inventory is withdrawn from the partnership’s tank storage.

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

3.  ACQUISITIONS

Acquisition of Cattle Feeding Operations – Bartlett Cattle Company, L.P.

On August 1, 2018, the company acquired two cattle-feeding operations from Bartlett Cattle Company, L.P. for $16.2 million, plus working capital of approximately $106.6 million primarily consisting of work-in-process inventory. The transaction included the feed yards located in Sublette, Kansas and Tulia, Texas, which added combined feedlot capacity of 97,000 head of cattle to the company’s operations. The transaction was financed using cash on hand and proceeds from the Green Plains Cattle senior secured asset-based revolving credit facility. There were no material acquisition costs recorded for the acquisition.

The following is a summary of the preliminary purchase price of assets acquired and liabilities assumed (in thousands):

Amounts of Identifiable Assets Acquired and Liabilities Assumed
Accounts receivable	$1,897
Inventory	104,809
Property and equipment, net	16,190

Current liabilities	(118)
Total identifiable net assets	$122,778

The amounts above reflect a working capital payment by the company of $0.9 million made during the third quarter of 2018.

Acquisition of Cattle Feeding Operations – Cargill Cattle Feeders, LLC

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at September 30, 2018
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$171,674	$-	$171,674
Restricted cash	62,797	-	62,797
Inventories carried at market	-	81,141	81,141
Unrealized gains on derivatives	-	12,878	12,878
Other assets	114	1	115
Total assets measured at fair value	$234,585	$94,020	$328,605

Liabilities:
Accounts payable (1)	$-	$15,602	$15,602
Unrealized losses on derivatives	-	18,472	18,472
Other	-	25	25
Total liabilities measured at fair value	$-	$34,099	$34,099

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$266,651	$-	$266,651
Restricted cash	45,709	-	45,709
Inventories carried at market	-	26,834	26,834
Unrealized gains on derivatives	-	12,045	12,045
Other assets	115	-	115
Total assets measured at fair value	$312,475	$38,879	$351,354

Liabilities:
Accounts payable (1)	$-	$37,401	$37,401
Unrealized losses on derivatives	-	12,884	12,884
Other liabilities	-	92	92
Total liabilities measured at fair value	$-	$50,377	$50,377

(1)

Accounts payable is generally stated at historical amounts with the exception of $15.6 million and $37.4 million at September 30, 2018,  and December 31, 2017, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

The company believes the fair value of its debt approximated book value, which was $1.4 billion at September 30, 2018. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair value of its accounts receivable approximated book value, which was $135.0 million and $151.1 million at September 30, 2018,  and December 31, 2017, respectively.

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

The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Ethanol production:
Revenues from external customers	$573,399	$620,180	$1,726,418	$1,857,356
Intersegment revenues	3,113	3,579	9,285	6,624
Total segment revenues	576,512	623,759	1,735,703	1,863,980
Agribusiness and energy services:
Revenues from external customers	174,290	164,604	546,151	483,670
Intersegment revenues	12,692	14,406	38,249	33,679
Total segment revenues	186,982	179,010	584,400	517,349
Food and ingredients:
Revenues from external customers	251,113	114,750	755,109	329,432
Intersegment revenues	38	38	118	113
Total segment revenues	251,151	114,788	755,227	329,545
Partnership:
Revenues from external customers	1,298	1,701	4,546	4,724
Intersegment revenues	24,472	24,748	72,949	74,019
Total segment revenues	25,770	26,449	77,495	78,743
Revenues including intersegment activity	1,040,415	944,006	3,152,825	2,789,617
Intersegment eliminations	(40,315)	(42,771)	(120,601)	(114,435)
Revenues as reported	$1,000,100	$901,235	$3,032,224	$2,675,182

Refer to Note 2 - Revenue, for further disaggregation of revenue by operating segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of goods sold:
Ethanol production	$560,719	$590,904	$1,706,891	$1,802,688
Agribusiness and energy services	179,432	168,735	546,318	487,239
Food and ingredients	236,150	98,854	702,355	281,898
Partnership	-	-	-	-
Intersegment eliminations	(39,917)	(42,706)	(120,220)	(114,123)
	$936,384	$815,787	$2,835,344	$2,457,702

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating income (loss):
Ethanol production	$(15,961)	$3,107	$(60,704)	$(25,950)
Agribusiness and energy services	2,851	3,686	22,081	13,138
Food and ingredients	8,324	10,132	33,890	30,472
Partnership	16,725	16,290	48,214	47,707
Intersegment eliminations	(325)	8	(113)	(147)
Corporate activities	(10,965)	(12,507)	(34,879)	(30,898)
	$649	$20,716	$8,489	$34,322

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
EBITDA:
Ethanol production	$8,475	$25,570	$4,742	$38,521
Agribusiness and energy services	3,537	5,150	24,035	15,910
Food and ingredients	12,151	13,272	47,192	39,741
Partnership	17,913	17,589	51,674	51,549
Intersegment eliminations	(325)	8	(113)	(147)
Corporate activities	(9,716)	(11,212)	(30,533)	(27,275)
	$32,035	$50,377	$96,997	$118,299

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation and amortization:
Ethanol production	$24,289	$20,959	$65,284	$61,443
Agribusiness and energy services	675	1,457	1,923	2,776
Food and ingredients	3,780	3,139	10,628	9,259
Partnership	1,120	1,280	3,406	3,781
Corporate activities	849	999	2,769	2,846
	$30,713	$27,834	$84,010	$80,105

The following table reconciles net income (loss) to EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(7,419)	$39,429	$(23,123)	$29,284
Interest expense	23,399	31,889	67,548	69,815
Income tax benefit	(14,658)	(48,775)	(31,438)	(60,905)
Depreciation and amortization	30,713	27,834	84,010	80,105
EBITDA	$32,035	$50,377	$96,997	$118,299

The following table sets forth total assets by operating segment (in thousands):

	September 30, 2018	December 31, 2017
Total assets (1):
Ethanol production	$1,075,469	$1,144,459
Agribusiness and energy services	404,903	554,981
Food and ingredients	884,205	725,232
Partnership	71,511	74,935
Corporate assets	252,554	295,217
Intersegment eliminations	(3,808)	(10,174)
	$2,684,834	$2,784,650

(1)	Asset balances by segment exclude intercompany balances.

6.  INVENTORIES

Inventories are carried at the lower of cost or net realizable value, except grain held for sale and fair-value hedged inventories. Commodities held for sale are reported at market value.

The components of inventories are as follows (in thousands):

	September 30, 2018	December 31, 2017
Finished goods	$133,116	$146,269
Commodities held for sale	43,328	65,693
Raw materials	126,231	144,520
Work-in-process	426,321	320,664
Supplies and parts	36,202	34,732
	$765,198	$711,878

7.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

The company did not have any changes in the carrying amount of goodwill, which was $182.9 million at September 30, 2018, and December 31, 2017. Goodwill of $30.3 million, $142.0 million and $10.6 million are attributable to the ethanol production segment, food and ingredients segment and the partnership segment, respectively.

Intangible Assets

As of September 30, 2018, the company’s customer relationship intangible asset recognized in connection with the Fleischmann Vinegar’s acquisition is $69.3 million, net of $10.7 million of accumulated amortization, and has a remaining 13.0-year weighted-average amortization period. As of September 30, 2018, the company also has an indefinite-lived trade name intangible asset of $10.5 million. The company recognized $1.3 million and $4.0 million of amortization expense associated with the amortizing customer relationship intangible asset during the three and nine months ended September 30, 2018, respectively, and $1.1 million and $3.9 million during the three and nine months ended September 30, 2017, respectively, and expects estimated amortization expense for the next five years of $5.3 million per annum. The company’s intangible assets are recorded within other assets on the consolidated balance sheets.

8.  DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2018, the company’s consolidated balance sheet reflected unrealized losses of $17.2 million, net of tax, in accumulated other comprehensive income. The company expects these losses will be reclassified to operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income will differ as commodity prices change.

Fair Values of Derivative Instruments

The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives'		Liability Derivatives'
	Fair Value		Fair Value
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivative financial instruments (1)	$12,878	$12,045	$18,472	$12,884
Other assets	1	-	-	-
Other liabilities	-	-	25	92
Total	$12,879	$12,045	$18,497	$12,976

(1)

At September 30, 2018, derivative financial instruments, as reflected on the balance sheet, include net unrealized gains on exchange traded futures and options contracts of $11.4 million, which included $1.2 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments. At September 30, 2018, derivative financial instruments, as reflected on the balance sheet, include net unrealized losses on exchange traded futures and options contracts of $23.3 million, which included $22.5 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments. At December 31, 2017, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange traded futures and options contracts of $8.5 million, which included $0.3 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

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

	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain or (Loss) Reclassified from Accumulated Other	Three Months Ended September 30,		Nine Months Ended September 30,
Comprehensive Income into Income	2018	2017	2018	2017
Revenues	$(3,197)	$(5,242)	$(1,749)	$1,734
Cost of goods sold	1,350	(1,861)	1,451	(1,679)
Net gain (loss) recognized in earnings before tax	$(1,847)	$(7,103)	$(298)	$55

	Loss Recognized in Other Comprehensive Income on Derivatives
Loss Recognized in	Three Months Ended September 30,		Nine Months Ended September 30,
Other Comprehensive Income on Derivatives	2018	2017	2018	2017
Commodity contracts	$(18,709)	$(12,235)	$(1,865)	$(15,069)

		Amount of Gain or (Loss)
		Recognized in Income on Derivatives
Derivatives Not Designated	Location of Gain or (Loss) Recognized in	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Income on Derivatives	2018	2017	2018	2017
Commodity contracts	Revenues	$(2,069)	$2,863	$5,894	$(7,400)
Commodity contracts	Costs of goods sold	10,952	2,036	11,075	17,256
Net gain recognized in loss before tax		$8,883	$4,899	$16,969	$9,856

As of September 30, 2018, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Inventories	$76,099	$6,826

As of December 31, 2017, no amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items.

Effect of Cash Flow and Fair Value Hedge Accounting on the Statement of Operations

The effect of cash flow and fair value hedges and the line items on the consolidated statements of operations where they are reported are as follows (in thousands):

	Location and Amount of Gain or (Loss) Recognized in
	Income on Cash Flow and Fair Value Hedging Relationships
	for the Three Months Ended September 30,
	2018		2017
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$(3,197)	$1,350	$(5,242)	$(1,861)

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	-	(346)	61	(1,775)
Derivatives designated as hedging instruments	-	(186)	(61)	3,085

Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$(3,197)	$818	$(5,242)	$(551)

	Location and Amount of Gain or (Loss) Recognized in
	Income on Cash Flow and Fair Value Hedging Relationships
	for the Nine Months Ended September 30,
	2018		2017
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain on cash flow hedging relationships:

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive income into income	$(1,749)	$1,451	$1,734	$(1,679)

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	-	10,150	1,451	(6,229)
Derivatives designated as hedging instruments	-	(9,064)	(1,734)	8,530

Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$(1,749)	$2,537	$1,451	$622

There were no gains or losses from discontinuing cash flow or fair value hedge treatment during the three and nine months ended September 30, 2018,  and 2017.

The open commodity derivative positions as of September 30, 2018, are as follows (in thousands):

September 30, 2018
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity

Futures	(52,335)				Bushels	Corn, Soybeans and Wheat
Futures	(11,450)	(4)			Bushels	Corn
Futures	5,135				Gallons	Ethanol
Futures	(25,620)				Gallons	Ethanol
Futures	(18,798)				MmBTU	Natural Gas
Futures	(13,413)	(4)			MmBTU	Natural Gas
Futures	(57,250)				Pounds	Cattle
Futures	(413,720)	(3)			Pounds	Cattle
Futures	21				Barrels	Crude Oil
Futures	(600)				Tons	Soybean Meal
Futures	3,570				Gallons	Natural Gasoline
Options	14,409				Bushels	Corn, Soybeans and Wheat
Options	3,266				Gallons	Ethanol
Options	(74)				MmBTU	Natural Gas
Options	862				Pounds	Livestock
Options	78				Barrels	Crude Oil
Forwards			41,789	(138)	Bushels	Corn and Soybeans
Forwards			19,132	(426,529)	Gallons	Ethanol
Forwards			212	(421)	Tons	DDG
Forwards			12,222	(70,173)	Pounds	Corn Oil
Forwards			22,501	(1,858)	MmBTU	Natural Gas
Forwards			61	(31)	Barrels	Crude Oil

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.
(4)	Futures used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains on energy trading contracts of $1.6 million and $12.4 million for the three and nine months ended September 30, 2018, respectively, and net gains of $3.1 million and $18.3 million for the three and nine months ended September 30, 2017, respectively.

9.  DEBT

The components of long-term debt are as follows (in thousands):

	September 30, 2018	December 31, 2017
Corporate:
$500.0 million term loan	$495,000	$498,750
3.25% convertible notes due 2018	6,897	61,442
3.25% convertible notes due 2019	52,157	-
4.125% convertible notes due 2022	141,163	136,739
Green Plains Partners:
$235.0 million revolving credit facility	128,000	126,900
Other	26,489	27,744
Total face value of long-term debt	849,706	851,575
Unamortized debt issuance costs	(16,915)	(16,256)
Less: current portion of long-term debt	(65,614)	(67,923)
Total long-term debt	$767,177	$767,396

The components of short-term notes payable and other borrowings are as follows (in thousands):

	September 30, 2018	December 31, 2017
Green Plains Cattle:
$500.0 million revolver	$376,684	$270,860
Green Plains Grain:
$125.0 million revolver	30,000	75,000
$50.0 million inventory financing	4,032	-
Green Plains Trade:
$300.0 million revolver	133,737	180,320
Green Plains Commodity Management:
$20.0 million hedge line	12,113	-
	$556,566	$526,180

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

In September 2013, the company issued $120.0 million of 3.25% convertible senior notes due 2018, or the 3.25% notes. The 3.25% notes are senior, unsecured obligations of the company, with interest payable on April 1 and October 1 of each year. Prior to close of the exchange agreements on October 1, 2018, the company could settle the 3.25% notes in cash, common stock or a combination of cash and common stock. Prior to April 1, 2018, the 3.25% notes were not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment upon the occurrence of certain events, including when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted as of September 30, 2018,  to 50.8753 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $19.66 per share. For all conversions of notes which occur on or after April 1, 2018, the company has elected to convert for whole shares of common stock with any fractional share being settled with cash in lieu.

Prior to the close of the exchange agreements on October 1, 2018, the company could redeem all of the 3.25% notes at any time on or after October 1, 2016, if the company’s common stock equals or exceeds 140% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date the company delivers notice of the redemption. The redemption price will equal 100% of the principal plus any accrued and unpaid interest. Holders of the 3.25% notes have the option to require the company to repurchase the 3.25% notes in cash at a price equal to 100% of the principal plus accrued and unpaid interest when there is a fundamental change, such as change in control. If an event of default occurs, it could result in the 3.25% notes being declared due and payable.

During fiscal year 2017, approximately $56.3 million in aggregate principal of the 3.25% notes were exchanged for cash and 2,783,725 shares of the company’s common stock. During the three months ended June 30, 2018, an additional 50 shares of the company’s common stock were exchanged for approximately $1 thousand in aggregate principal amount of the 3.25% notes.

During the three months ended September 30, 2018, the company entered into exchange agreements with certain beneficial owners of the company’s outstanding 3.25% convertible senior notes due 2018 (the “Old Notes”), pursuant to which such Investors exchanged (the “Exchange”) $56.8 million in aggregate principal amount of the Old Notes for $56.8 million in aggregate principal amount of notes due 2019 (the “New Notes”). The company evaluated the Exchange in accordance with ASC 470-50 and concluded that the Exchange qualified as a debt modification as the cash flows and fair value of the embedded conversion option of the New Notes were not substantially different from the Old Notes. As a result, the New Notes were recorded at fair value at the time of the exchange, and the company recorded a non-cash adjustment to additional paid-in capital of $4.7 million related to the difference in fair value of the embedded conversion option of the Old Notes and the New Notes. Following the closing of these agreements, $6.9 million aggregate principal of the Old Notes remain outstanding. On October 1, 2018, the maturity date of the Old Notes, the remaining aggregate principal of $6.9 million was paid.

The New Notes are the senior, unsecured obligations of the company and bear interest at a rate of 3.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2018.  Interest on the New Notes will accrue from, and including, April 1, 2018. The New Notes will mature on October 1, 2019, unless earlier converted. Holders of New Notes may convert their New Notes, at their option, in integral multiples of $1,000 principal amount, at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date of the New Notes. The conversion rate for the New Notes was initially 50.6481 shares of the company’s common stock per $1,000 principal amount of New Notes, which corresponded to an initial conversion price of approximately $19.74 per share of the company’s common stock. The conversion rate will be subject to adjustment upon the occurrence of certain events. Upon conversion of the convertible notes, the company will settle its conversion obligation by delivering shares of its common stock at the applicable conversion rate, together with cash in lieu of any fractional share.

The company does not have the right to redeem the New Notes at its election before their maturity. The New Notes are subject to customary provisions providing for the acceleration of their principal and interest upon the occurrence of events that constitute an “event of default.”  Events of default include, among other events, certain payment defaults, defaults in settling conversions, certain defaults under the company’s other indebtedness and certain insolvency-related events. Upon maturity, the company will settle the New Notes in cash.

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

Lenders receive a first priority lien on certain cash, inventory, accounts receivable and other assets owned by Green Plains Grain and a second priority lien on substantially all of the assets of the company, including 17 ethanol production facilities and vinegar production facilities as security on the credit facility. The terms impose affirmative and negative covenants for Green Plains Grain, including maintaining minimum working capital of $22.0 million and tangible net worth of $27.0 million. Capital expenditures are limited to $8.0 million per year under the credit facility, plus equity contributions from the company and unused amounts of up to $8.0 million from the previous year. In addition, the credit facility requires the company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 and a maximum annual leverage ratio of 6.00 to 1.00 at the end of each quarter. The fixed charge coverage ratio and long-term capitalization ratio apply only if the company has long-term indebtedness on the date of calculation. As of September 30, 2018, Green Plains Grain had no long-term indebtedness. The credit facility also contains restrictions on distributions related to capital stock, with exceptions for distributions up to 50% of net profit before tax, subject to certain conditions.

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

Green Plains Grain has entered into short-term inventory financing agreements with a financial institution. At September 30, 2018, 1.0 million bushels of corn had been designated as collateral under these agreements at initial values totaling $4.2 million. The company has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. At September 30, 2018, the short-term notes payable were valued at $4.0 million and were measured using Level 2 inputs.

Green Plains Commodity Management has an uncommitted $20.0 million revolving credit facility which matures April 30, 2023 to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to LIBOR plus 1.75%.

Food and Ingredients Segment

Green Plains Cattle has a senior secured asset-based revolving credit facility, which was amended on July 31, 2018, to increase the maximum commitment from $425.0 million to $500.0 million and can be increased by an additional $100.0 million with agent approval. The credit facility, which matures on April 30, 2020, finances working capital for the cattle feeding operations up to the maximum commitment based on eligible collateral equal to the sum of percentages of eligible receivables, inventories and other current assets, less miscellaneous adjustments. Advances, as amended, are subject to variable interest rates equal to LIBOR plus 2.00% to 3.00%, or the base rate plus 1.00% to 2.00%, depending upon the preceding three months’ excess borrowing availability. The amended credit facility also includes an accordion feature that enables the credit facility to be increased by up to $75.0 million with agent approval. The unused portion of the credit facility is also subject to a commitment fee of 0.20% to 0.30% per annum, depending on the preceding three months’ excess borrowing availability.

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

Covenant Compliance

The company was in compliance with its debt covenants as of September 30, 2018.

Restricted Net Assets

At September 30, 2018, there were approximately $171.2 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

Stock Options

The activity related to the exercisable stock options for the nine months ended September 30, 2018, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	143,750	$12.44	1.8	$635
Granted	-	-	-	-
Exercised	(15,000)	10.00	-	120
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at September 30, 2018	128,750	$12.72	1.2	$577
Exercisable at September 30, 2018 (1)	128,750	$12.72	1.2	$577

(1) Represents in-the-money options.

Option awards allow employees to exercise options through cash payment for the shares of common stock or simultaneous broker-assisted transactions in which the employee authorizes the exercise and immediate sale of the shares in the open market. The company uses newly issued shares of common stock to satisfy its stock-based payment obligations.

Restricted Stock

The non-vested stock award and deferred stock unit activity for the nine months ended September 30, 2018, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2017	1,068,947	$20.41
Granted	664,642	18.20
Forfeited	(14,272)	20.64
Vested	(541,586)	20.58
Non-Vested at September 30, 2018	1,177,731	$19.08	1.9

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

The company used the Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the company in applying the Monte Carlo valuation model for performance share grants during the nine months ended September 30, 2018, are illustrated in the following table:

Nine Months Ended September 30, 2018
Risk-free interest rate	2.44%
Dividend yield	2.64%
Expected volatility	45.11%

The Monte Carlo valuation also estimated the number of performance shares that would be awarded which is reflected in the fair value on the grant date. The Monte Carlo valuation assumed 97.39% of the performance shares granted on March 19, 2018, would be awarded on March 19, 2021, based upon the estimated company’s total shareholder return relative to peer performance. The company’s closing stock price was $18.15 on the date of the grant.

At September 30, 2018, unrecognized stock compensation expense of $2.3 million, excluding any potential forfeitures, will be recognized over the vesting period of these performance share awards on a straight-line basis.

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

The non-vested unit-based awards activity for the nine months ended September 30, 2018, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2017	11,549	$19.06
Granted	18,582	16.96
Forfeited	-	-
Vested	(11,549)	19.06
Non-Vested at September 30, 2018	18,582	$16.96	0.8

Stock-Based and Unit-Based Compensation Expense

Compensation costs for stock-based and unit-based payment plans during the three and nine months ended September 30, 2018, were approximately $3.3 million and $8.7 million, respectively, and $3.3 million and $8.8 million during the three and nine months ended September 30, 2017, respectively. At September 30, 2018, there was $14.2 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards, excluding performance shares noted above. This compensation is expected to be recognized over a weighted-average period of approximately 1.8 years. The potential tax benefit related to stock-based payment is approximately 24.5% of these expenses.

11.  EARNINGS PER SHARE

Basic earnings per share, or EPS, is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic EPS:
Net income (loss) attributable to Green Plains	$(12,469)	$34,394	$(37,580)	$14,431
Weighted average shares outstanding - basic	40,229	41,348	40,189	40,008
EPS - basic	$(0.31)	$0.83	$(0.94)	$0.36

Diluted EPS:
Net income (loss) attributable to Green Plains	$(12,469)	$34,394	$(37,580)	$14,431
Interest and amortization on convertible debt, net of tax effect:
3.25% notes due 2018	-	840	-	3,582
4.125% notes due 2022	-	2,050	-	6,089
Net income (loss) attributable to Green Plains - diluted	$(12,469)	$37,284	$(37,580)	$24,102

Weighted average shares outstanding - basic	40,229	41,348	40,189	40,008
Effect of dilutive convertible debt:
3.25% notes due 2018	-	3,178	-	4,551
4.125% notes due 2022	-	6,071	-	6,071
Effect of dilutive stock-based compensation awards	-	50	-	63
Weighted average shares outstanding - diluted	40,229	50,647	40,189	50,693
EPS - diluted	$(0.31)	$0.74	$(0.94)	$0.48

Excluded from the computation of diluted EPS were 10.3 million and 10.2 million shares related to the effect of the convertible debt and stock-based compensation awards for the three and nine months ended September 30, 2018, as the inclusion of these shares would have been antidilutive.

12.  STOCKHOLDERS’ EQUITY

Components of stockholders’ equity are as follows (in thousands):

					Accum.			Total
			Additional		Other			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Comp.	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity	Interests	Equity

Balance, December 31, 2017	46,410	$46	$685,019	$325,411	$(13,110)	5,326	$(55,184)	$942,182	$116,954	$1,059,136
Reclassification of certain tax effects from other comprehensive loss (Note 1)	-	-	-	2,787	(2,787)	-	-	-	-	-
Balance, January 1, 2018	46,410	46	685,019	328,198	(15,897)	5,326	(55,184)	942,182	116,954	1,059,136
Net income (loss)	-	-	-	(37,580)	-	-	-	(37,580)	14,457	(23,123)
Cash dividends and distributions declared	-	-	-	(14,536)	-	-	-	(14,536)	(16,385)	(30,921)
Other comprehensive loss before reclassification	-	-	-	-	(1,522)	-	-	(1,522)	-	(1,522)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-	243	-	-	243	-	243
Other comprehensive loss, net of tax	-	-	-	-	(1,279)	-	-	(1,279)	-	(1,279)
Modification of 3.25% convertible notes due 2019	-	-	4,660	-	-	-	-	4,660	-	4,660
Exchange of 3.25% convertible notes due 2018	-	-	-	-	-	-	1	1	-	1
Stock-based compensation	321	1	5,314	-	-	-	-	5,315	196	5,511
Stock options exercised	15	-	150	-	-	-	-	150	-	150
Balance, September 30, 2018	46,746	$47	$695,143	$276,082	$(17,176)	5,326	$(55,183)	$898,913	$115,222	$1,014,135

Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Statements of Operations
	2018	2017	2018	2017	Classification
Gains (losses) on cash flow hedges:
Commodity derivatives	$(3,197)	$(5,242)	$(1,749)	$1,734	Revenues
Commodity derivatives	1,350	(1,861)	1,451	(1,679)	Cost of goods sold
Total	(1,847)	(7,103)	(298)	55	Loss before income taxes
Income tax expense (benefit)	(420)	(2,650)	(55)	21	Income tax benefit
Amounts reclassified from accumulated other comprehensive income (loss)	$(1,427)	$(4,453)	$(243)	$34

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

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and is effective January 1, 2018. The Act reduced the federal tax rate to 21%. Due to the significance of the legislation, the SEC issued Staff Accounting Bulletin 118 (SAB 118), which provides a measurement period to complete the accounting for certain elements of the tax reform. The company is still analyzing certain other provisions of the legislation and its impact to future income taxes, including interest expense limitation to 30% of adjusted taxable income, use of AMT credit carryforwards, limitation of net operating loss carryforwards to 80% of taxable income, and deducibility of officer compensation. Any subsequent adjustments, if needed, will be recorded as tax expense during the fourth quarter of 2018.

The company recorded income tax benefit of $14.7 million and $31.4 million for the three and nine months ended September 30, 2018, respectively, compared with $48.8 million and $60.9 million for the same periods in 2017. The decrease in income tax benefit was due primarily to the company’s recognition of tax benefits of $18.4 million during the nine months ended September 30, 2018,  compared to $49.5 million for the same period in 2017,  for federal and state R&D Credits relating to current and prior periods.

The amount of unrecognized tax benefits for uncertain tax positions was $50.4 million as of September 30, 2018, and $26.0 million as of December 31, 2017. Recognition of these benefits would have a favorable impact on the company’s effective tax rate.

The 2018 effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.

14.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The company leases certain facilities, equipment and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease. The company incurred lease expenses of $9.0 million and $29.7 million during the three and nine months ended September 30, 2018, respectively, and $11.2 million and $33.4 million during the three and nine months ended September 30, 2017, respectively.

Aggregate minimum lease payments under these agreements for the remainder of 2018 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2018	$9,989
2019	24,808
2020	18,052
2021	10,574
2022	8,252
Thereafter	32,245
Total	$103,920

Commodities

As of September 30, 2018, the company had contracted future purchases of grain, corn oil, natural gas, crude oil, ethanol, distillers grains and cattle, valued at approximately $411.9 million.

Legal

In November 2013, the company acquired two ethanol plants located in Fairmont, Minnesota and Wood River, Nebraska. There is ongoing litigation related to the consideration for this acquisition. On August 19, 2016, the Delaware Superior Court granted Green Plains’ motion for summary judgment in part and held that the seller’s attempt to disclaim liability for certain shortfall amounts through the use of a disclaimer provision was ineffective. Based on the court order, the company determined that previously accrued contingent liabilities of approximately $6.3 million no longer represented probable losses. These accruals were reversed as a reduction of cost of goods sold during the year ended December 31, 2016, because the adjustment relates to a reduction in the cost of inventory purchased in the acquisitions. Per the court’s direction, the company and the seller retained an independent accounting firm to determine if a shortfall exists and the precise shortfall due to Green Plains. The accounting firm has concluded that a shortfall does exist consistent with the company’s calculations, and the matter is now back in the hands of the Court to review and enter its order. On October 30, 2018, the ongoing litigation was settled and will be recorded in the fourth quarter.

In addition to the above-described proceeding, the company is currently involved in litigation that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

15.  RELATED PARTY TRANSACTIONS

Commercial Contracts

In March 2014, a subsidiary of the company entered into $1.4 million of new equipment financing agreements with Amur Equipment Finance, whom Gordon Glade, a member of the company’s board of directors, was formerly a shareholder. Amur Equipment Finance is no longer considered a related party as of the third quarter of 2018. Balances of $0.4 million and $0.6 million related to these financing arrangements were included in debt at September 30, 2018, and December 31, 2017, respectively. Payments, including principal and interest, totaled $69 thousand and $207 thousand during each of the three and nine months ended September 30, 2018,  and 2017, respectively. The weighted average interest rate for the financing agreements with Amur Equipment Finance was 6.8%.

Aircraft Leases

Effective January 1, 2015, the company entered into two agreements with an entity controlled by Wayne Hoovestol for the lease of two aircrafts. Mr. Hoovestol is chairman of the company’s board of directors. The company agreed to pay $9,766 per month for the combined use of up to 125 hours per year of the aircrafts. Flight time in excess of 125 hours per year will incur additional hourly charges. Payments related to these leases totaled $39 thousand and $126 thousand during the three months ended September 30, 2018, respectively, and $39 thousand and $141 thousand during the three and nine months ended September 30, 2017, respectively. The company had no outstanding payables related to these agreements as of September 30, 2018,  and $2 thousand in outstanding payables related to these agreements as of December 31, 2017.

16.  SUBSEQUENT EVENTS

Seventh Amendment to Credit Agreement – Green Plains Cattle Company LLC

On October 5, 2018, the company amended its revolving credit facility to provide the Joint Administrator, at its sole discretion, irrevocable authorization to (1) release any term loan priority collateral; (2) release any guarantor related to any release of any term loan priority collateral and/or (3) release the guaranty upon termination of the term loan agreement and repayment of all obligations owed by the company under the term loan agreement.

Asset Purchase Agreement – Valero Renewable Fuels Company, LLC and Green Plains Partners LP

On October 8, 2018, the company entered into an Asset Purchase Agreement to sell three of its ethanol plants located in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan to Valero Renewable Fuels Company, LLC (“Valero”). The estimated sales price for the facilities is $300 million plus approximately $22 million of related working capital. Correspondingly, the company entered into a separate Asset Purchase Agreement (the “Asset Purchase Agreement”) with the partnership for $120.9 million (the “Transaction”), subject to certain other post-closing adjustments, to acquire the related storage assets to be disposed of in the sale to Valero. In addition, approximately 525 of the 3,500 railcars leased by the partnership are anticipated to be conveyed to the company as part of the Transaction. Upon closing of the Transaction, the company anticipates recording an estimated pre-tax gain of approximately $100  million. The company anticipates using proceeds from the Transaction to repay its term debt.

The partnership will receive approximately 8.9 million units owned by the company as payment. The Asset Purchase Agreement provides for the closing of the Transaction to occur immediately prior to the company’s sale to Valero.

The company and the partnership agreed, upon closing, to extend the storage and throughput services agreement with Green Plains Trade an additional three years to June 30, 2028. Upon closing, the quarterly minimum volume commitment associated with the storage and throughput services agreement will be 235.7 million gallons or, approximately 80% of the new Green Plains annual production capacity of 1.183 billion gallons.

The aforementioned transactions are anticipated to close during the fourth quarter of 2018, subject to customary closing conditions and regulatory approvals.

Third Amendment to Credit Agreement – Green Plains Operating Company LLC

On October 12, 2018, the partnership amended its revolving credit facility to allow the sale of the ethanol storage assets associated with up to six ethanol plants owned by Green Plains with no more than 600 million gallons of production capacity. Upon close of such sale, the revolving credit facility available will be decreased from $235 million to $200 million. In addition, the lenders permitted the exchange of units as consideration for the transaction and also permitted modifications of various key operating agreements. There were no other significant changes in other covenants.

Stock Purchase Agreement – Kerry Holding Co.

On October 23, 2018, the company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Kerry Holding Co. to sell all of the issued and outstanding capital stock of Fleischmann’s Vinegar Company, Inc. for $350 million in cash, subject to certain post-closing working capital adjustments. Upon closing of the transaction, the company anticipates recording an estimated pre-tax gain of approximately $62 million. The company anticipates using proceeds from the transaction to repay its term debt.

The closing of the transaction, which is expected to occur during the fourth quarter of 2018, is subject to customary closing conditions and regulatory approvals. The Stock Purchase Agreement contains normal and customary representations and warranties, and indemnification obligations.

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

Overview

Green Plains is a diversified commodity-processing business with operations related to ethanol production, grain handling and storage, cattle feedlots, food ingredients, and commodity marketing and logistics services. We are focused on generating stable operating margins through our diversified business segments and risk management strategy. Green Plains Partners LP is our primary downstream logistics provider, storing and delivering the ethanol we produce. As of September 30, 2018, we own a 62.4% limited partner interest, a 2.0% general partner interest and all of the partnership’s incentive distribution rights. The public owns the remaining 35.6% limited partner interest. The partnership is consolidated in our financial statements.

Recent Developments

Stock Purchase Agreement – Kerry Holding Co.

On October 23, 2018, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Kerry Holding Co. to sell all of the issued and outstanding capital stock of Fleischmann’s Vinegar Company, Inc. for $350 million in cash, subject to certain post-closing working capital adjustments.  Upon closing of the transaction, we anticipate recording an estimated pre-tax gain of $62 million. We anticipate using proceeds from the transaction to repay our term debt.

The closing of the transaction, which is expected to occur during the fourth quarter of 2018, is subject to customary closing conditions and regulatory approvals. The Stock Purchase Agreement contains normal and customary representations and warranties, and indemnification obligations.

Extension of Offer Period – JGP Energy Partners

Effective October 15, 2018, we agreed with the partnership to extend the offer period related to the potential purchase of the Green Plains interest in the JGP Energy Partners Beaumont, Texas terminal until June 30, 2019.

Third Amendment to Credit Agreement – Green Plains Operating Company LLC

On October 12, 2018, the partnership amended the revolving credit facility to allow the sale of the ethanol storage assets of up to six ethanol plants owned by Green Plains with no more than 600 million gallons of production capacity. Upon close of such sale, the revolving credit facility available will be decreased from $235 million to $200 million. In addition, the lenders permitted the exchange of units as consideration for the transaction and also permitted modifications of various key operating agreements. There were no other significant changes in other covenants.

Asset Purchase Agreement – Valero Renewable Fuels Company, LLC and Green Plains Partners LP

On October 8, 2018, we entered into an Asset Purchase Agreement to sell three of our ethanol plants located in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan to Valero Renewable Fuels Company, LLC (“Valero”). The estimated sales price for the facilities is $300 million plus approximately $22 million of related working capital. Correspondingly, we entered into a separate Asset Purchase Agreement (the “Asset Purchase Agreement”) with the partnership for $120.9 million (the “Transaction”), subject to certain other post-closing adjustments, to aquire the related storage assets to be disposed of in the sale to Valero. In addition, approximately 525 of the 3,500 railcars leased by the partnership are anticipated to be conveyed to the company as part of the Transaction. Upon closing of the Transaction, we anticipate recording an estimated pre-tax gain of approximately $100 million. We anticipate using proceeds from the transaction to repay our term debt.

The partnership will receive approximately 8.9 million units owned by the company as payment. The Asset Purchase Agreement provides for the closing of the Transaction to occur immediately prior to the company’s sale to Valero.

We have agreed with the partnership, upon closing, to extend the storage and throughput services agreement with Green Plains Trade an additional three years to June 30, 2028. Upon closing, the quarterly minimum volume commitment associated with the storage and throughput services agreement will be 235.7 million gallons or, approximately 80% of the new Green Plains annual production capacity of 1.183 billion gallons.

The aforementioned transactions are anticipated to close during the fourth quarter of 2018, subject to customary closing conditions and regulatory approvals.

Seventh Amendment to Credit Agreement – Green Plains Cattle Company

On October 5, 2018, the company amended its revolving credit facility to provide the Joint Administrator, at its sole discretion, irrevocable authorization to (1) release any term loan priority collateral; (2) release any guarantor related to any release of any term loan priority collateral and/or (3) release the guaranty upon termination of the term loan agreement and repayment of all obligations owed by the company under the term loan agreement.

3.25% Convertible Notes due 2018

On October 1, 2018, upon maturity, the remaining aggregate principal of $6.9 million related to the 3.25% notes due in 2018 was settled in cash.

Bartlett Cattle Company, L.P. Aquisition

On July 27, 2018, we entered into an asset purchase agreement to acquire two feeding operations from Bartlett Cattle Company, L.P. for $16.2 million, plus working capital of approximately $106.6 million. The transaction includes two feed yards located in Sublette, Kansas and Tulia, Texas and will add combined feedlot capacity of 97,000 head of cattle to the company’s operations. The transaction will be financed using cash on hand and proceeds from the Green Plains Cattle senior secured asset-based revolving credit facility. The transaction closed on August 1, 2018 following receipt of regulatory approval.

DKGP Energy Terminals LLC Membership Interest Purchase Agreement with AMID Merger LP Termination

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

Results of Operations

During the third quarter of 2018, our average utilization rate was approximately 81.3% of capacity, resulting in ethanol production of 304.8 mmg for the third quarter of 2018, compared with 313.6 mmg, or 83.7% of capacity, for the same quarter last year. We continue to evaluate our production run rates and will flex our production depending on market conditions.

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 1.06 million barrels per day during the third quarter of 2018, which was slightly higher than the 1.04 million barrels for the previous quarter, but 3.0% higher than the same quarter of last year. Year-to-date, production volumes are up 2.2% in 2018 compared with the same period in 2017. Refiner and blender input volume increased slightly to 932 thousand barrels per day for the third quarter of 2018 compared with 931 thousand barrels per day for the same quarter last year. Gasoline demand was down slightly by 69 thousand barrels per day in the third quarter of 2018 or 0.7% compared to the same period a year ago. As of September 30, 2018, there were 1,628 retail stations selling E15 in 30 states, up from 1,210 at the beginning of the year, according to Growth Energy. Ethanol futures traded at an average discount of $0.71 to RBOB during the third quarter of 2018 related to weaker ethanol demand. U.S. domestic ethanol ending stocks increased by approximately 1.9 million barrels to 23.4 million barrels on September 30, 2018, year over year.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, year-to-date domestic ethanol exports through September 30, 2018, were 1.24 bg, up 25%, from 992.9 mmg for the comparable period in 2017. Brazil remained the largest export destination for U.S. ethanol, which accounted for 30% of domestic ethanol export volume despite the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of Foreign Trade, or CAMEX. Canada, India, and South Korea accounted for 21%, 7% and 5%, respectively, of U.S. ethanol exports.

On April 1, 2018, China announced it would add an additional 15% tariff to the existing 30% tariff it had earlier imposed on ethanol imports from the United States and Brazil. The cost to produce the equivalent amount of starch found in sugar from $3.50-per-bushel corn is 7 cents per pound. The average price of sugar was approximately 12 cents per pound during the third quarter of 2018, compared with an average of 15 cents per pound for 2017. We currently estimate that net ethanol exports will reach between 1.6 billion gallons and 1.7 billion gallons in 2018 based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

U.S. Protein Supply and Demand

During the third quarter of 2018, the market sentiment for cattle continued to be optimistic due to anticipated lower cost of feed, strong domestic beef consumption and robust export demand for beef. Corn prices remained on the lower end of their 2018 range, according to the Chicago Mercantile Exchange. Domestic beef consumption per capita in 2018 is projected to increase 0.8 pound to 57.7 pounds per person compared with 2017. Export demand for beef is forecasted to increase approximately 10.6% in 2018 compared with 2017 according to the USDA.

Cow-calf operations continue to be profitable, which has supported a period of expansion. Since the fourth quarter of 2017, the lack of precipitation threatened to force the liquidation of breeding stock on many ranches throughout the south and southwestern United States. Year-to-date domestic cattle on feed increased 5.93% to 11.125 million head through October 1, 2018, compared to the same period last year.

Packer demand was driven by strong domestic and international beef demand. Total steer and heifer slaughter through the end of August of 2018 increased 2.1% compared with the first eight months 2017. Slaughter capacity constraints, primarily due to labor shortages, have limited the packers’ ability to increase slaughter rates at the same pace as cattle on feed inventories, resulting in higher packer margins. However, these higher margins should incentivize the packers to increase slaughter capacity, which will be crucial for cattle feeding margins moving forward.

The U.S. looks poised to grow its global market share for animal protein while Australia continues to struggle with drought conditions and food safety scandals plague South America.

Year-to-date U.S. distillers grains exports through August 31, 2018, were 7.9 million metric tons, or 8.6% higher than the same period last year, according to the USDA Foreign Agriculture Service. Shipments of distillers grains to Southeast Asia increased 90% year over year due to growing demand for protein, which helped keep export volumes in line with last year. Mexico, South Korea, Vietnam, Thailand, Indonesia and Turkey, accounted for approximately 58% of total U.S. distillers export volumes.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Congress may also consider legislation that would impact the RFS. Bills have been introduced in the House and Senate, which would either sunset the RFS entirely or sunset the corn based ethanol portion of the mandate.

Federal mandates supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. CAFE, which was first enacted by Congress in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks, provides a 54% efficiency bonus to flexible-fuel vehicles running on E85. Another important factor is a waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold year-round, even though it exceeds the Reid vapor pressure limitation of nine pounds per square inch. However, the One-Pound Waiver does not apply to E15 or higher blends, even though it has similar physical properties to E10, so its sale is limited to flex-fuel vehicles only during the June 1 to September 15 summer driving season.

On October 8, 2018, President Trump directed the EPA to begin rulemaking to expand the One-Pound Waiver to E15 so it can be sold year round. The EPA will follow the Administrative Procedure Act in proposing a rule, accepting public comment, and then issuing a final rule. The President has stated a goal of having a final rule out before the start of summer driving season on June 1, 2019. Any final rule from the agency is susceptible to legal challenges.

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

The EPA has the authority to waive the mandates in whole or in part if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or environment. According to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. While conventional ethanol maintained 15 billion gallons, 2018 is the first year the total proposed RVOs are more than 20% below statutory volumes levels. Thus, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The reset will be triggered if the final 2019 RVOs continue to be more than 20% below the statutory levels, as is expected, and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022.

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

The EPA can, in consultation with the Department of Energy, waive the obligation for individual refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, the refineries must be under 75,000 barrels per day and state their case for an exemption in an application to the EPA each year. The previous administration issued these sparingly, granting 7 of 15 petitions in 2015, in whole or in part, for a total of 292.5 million gallons.

The current administration has been granting these at a much higher rate, waiving the obligation for 19 of 20 applicants for compliance year 2016, totaling 790 million gallons, and 29 of 33 for compliance year 2017, totaling 1.46 billion gallons. This effectively reduces the annual RVO by that amount, since the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly, from the mid $0.80 range early in the year to around $0.10. Since the RIN value helps to make higher blends of ethanol more cost effective, lower RIN values could negatively impact retailer and consumer adoption of E15 and higher blends.

On July 28, 2017, the U.S. Federal District Court for the D.C. Circuit ruled in favor of the Americans for Clean Energy and its petitioners against the EPA related to its decision to lower the 2016 volume requirements. The Court concluded the EPA erred in how it interpreted the “inadequate domestic supply” waiver provision of RFS II, which authorizes the EPA to consider supply-side factors affecting the volume of renewable fuel available to refiners, blenders and importers to meet statutory volume requirements. The waiver provision does not allow the EPA to consider the volume of renewable fuel available to consumers or the demand-side constraints that affect the consumption of renewable fuel by consumers. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through its waiver authority, which the EPA is expected to address. We believe this decision to confine the EPA’s waiver analysis to supply considerations benefits the industry overall and expect the primary impact will be on the RINs market. The EPA has not yet accounted for the 500 million gallons that the court in the Americans for Clean Energy case directed.

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

In Brazil, the Secretary of Foreign Trade issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter in September 2017. The ruling is valid for two years. In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by nine lawsuits. Four cases were dismissed. The five remaining cases follow one of two tracks: 1) to determine the constitutionality of the CRE regulation, or 2) to determine the benefits, or lack thereof, of introducing E10 to Mexico. Five of these cases were initially denied and are going through the appeals process. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018 making it legal to blend and sell E10 by PEMEX throughout Mexico except for its three largest metropolitan areas. U.S. ethanol exports to Mexico totaled 30 mmg in 2017.

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

As of September 30, 2018, we, together with our subsidiaries, own a 62.4% limited partner interest and a 2.0% general partner interest in the partnership and own all of the partnership’s incentive distribution rights, with the remaining 35.6% limited partner interest owned by public common unitholders. We consolidate the financial results of the partnership, and record a noncontrolling interest for the economic interest in the partnership held by the public common unitholders.

Segment Results

The selected operating segment financial information are as follows (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Variance	2018	2017	Variance
Revenues:
Ethanol production:
Revenues from external customers	$573,399	$620,180	(7.5%)	$1,726,418	$1,857,356	(7.0%)
Intersegment revenues	3,113	3,579	(13.0)	9,285	6,624	40.2
Total segment revenues	576,512	623,759	(7.6)	1,735,703	1,863,980	(6.9)
Agribusiness and energy services:
Revenues from external customers	174,290	164,604	5.9	546,151	483,670	12.9
Intersegment revenues	12,692	14,406	(11.9)	38,249	33,679	13.6
Total segment revenues	186,982	179,010	4.5	584,400	517,349	13.0
Food and ingredients:
Revenues from external customers	251,113	114,750	118.8	755,109	329,432	129.2
Intersegment revenues	38	38	-	118	113	4.4
Total segment revenues	251,151	114,788	118.8	755,227	329,545	129.2
Partnership:
Revenues from external customers	1,298	1,701	(23.7)	4,546	4,724	(3.8)
Intersegment revenues	24,472	24,748	(1.1)	72,949	74,019	(1.4)
Total segment revenues	25,770	26,449	(2.6)	77,495	78,743	(1.6)
Revenues including intersegment activity	1,040,415	944,006	10.2	3,152,825	2,789,617	13.0
Intersegment eliminations	(40,315)	(42,771)	(5.7)	(120,601)	(114,435)	5.4
Revenues as reported	$1,000,100	$901,235	11.0%	$3,032,224	$2,675,182	13.3%

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Variance	2018	2017	Variance
Cost of goods sold:
Ethanol production	$560,719	$590,904	(5.1%)	$1,706,891	$1,802,688	(5.3%)
Agribusiness and energy services	179,432	168,735	6.3	546,318	487,239	12.1
Food and ingredients	236,150	98,854	138.9	702,355	281,898	149.2
Partnership	-	-	*	-	-	*
Intersegment eliminations	(39,917)	(42,706)	(6.5)	(120,220)	(114,123)	5.3
	$936,384	$815,787	14.8%	$2,835,344	$2,457,702	15.4%

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Variance	2018	2017	Variance
Operating income (loss):
Ethanol production	$(15,961)	$3,107	*	$(60,704)	$(25,950)	(133.9%)
Agribusiness and energy services	2,851	3,686	(22.7)	22,081	13,138	68.1
Food and ingredients	8,324	10,132	(17.8)	33,890	30,472	11.2
Partnership	16,725	16,290	2.7	48,214	47,707	1.1
Intersegment eliminations	(325)	8	*	(113)	(147)	23.1
Corporate activities	(10,965)	(12,507)	12.3	(34,879)	(30,898)	(12.9)
	$649	$20,716	(96.9%)	$8,489	$34,322	(75.3%)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Variance	2018	2017	Variance
EBITDA:
Ethanol production	$8,475	$25,570	(66.9%)	$4,742	$38,521	(87.7%)
Agribusiness and energy services	3,537	5,150	(31.3)	24,035	15,910	51.1
Food and ingredients	12,151	13,272	(8.4)	47,192	39,741	18.7
Partnership	17,913	17,589	1.8	51,674	51,549	0.2
Intersegment eliminations	(325)	8	*	(113)	(147)	23.1
Corporate activities	(9,716)	(11,212)	13.3	(30,533)	(27,275)	(11.9)
	$32,035	$50,377	(36.4%)	$96,997	$118,299	(18.0%)

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

The following table reconciles net income (loss) to EBITDA for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(7,419)	$39,429	$(23,123)	$29,284
Interest expense	23,399	31,889	67,548	69,815
Income tax benefit	(14,658)	(48,775)	(31,438)	(60,905)
Depreciation and amortization	30,713	27,834	84,010	80,105
EBITDA	$32,035	$50,377	$96,997	$118,299

Three Months Ended September 30, 2018, Compared with the Three Months Ended September 30, 2017

Consolidated Results

Consolidated revenues increased $98.9 million for the three months ended September 30, 2018, compared with the same period in 2017 primarily as a result of the acquisitions of cattle feeding operations in 2018 and 2017 and higher average realized prices for distillers grains, partially offset by a decrease in ethanol production and trading activity.

Operating income decreased $20.1 million and EBITDA decreased $18.3 million for the three months ended September 30, 2018 compared with the same period last year primarily due to the compression of ethanol production margins. Interest expense decreased $8.5 million for the three months ended September 30, 2018, compared with the same period in 2017, primarily due to higher expense associated with the termination of previous credit facilities during the three months ended September 30, 2017. Income tax benefit was $14.7 million for the three months ended September 30, 2018, compared with $48.8 million for the same period in 2017 due to additional tax benefits related to R&D Credits recognized for all open tax years during the three months ended September 30, 2017.

The following discussion provides greater detail about our third quarter segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Three Months Ended September 30,
	2018	2017	% Variance

Ethanol produced
(thousands of gallons)	304,826	313,642	(2.8)
Distillers grains produced
(thousands of equivalent dried tons)	811	817	(0.7)
Corn oil produced
(thousands of pounds)	78,304	75,440	3.8
Corn consumed
(thousands of bushels)	105,965	109,544	(3.3)

Revenues in our ethanol production segment decreased $47.2 million for the three months ended September 30, 2018, compared with the same period in 2017 primarily due to lower volumes of ethanol and distillers grains produced in addition to lower average ethanol prices realized, partially offset by higher average distillers grains prices realized.

Cost of goods sold for our ethanol production segment decreased $30.2 million for the three months ended September 30, 2018, compared with the same period last year due to decreased volumes sold offset by higher corn prices. As a result of the factors identified above, operating income decreased $19.1 million and EBITDA decreased $17.1 million for the three months ended September 30, 2018, compared with the same period in 2017. Depreciation and amortization expense for the segment was $24.3 million for the three months ended September 30, 2018, compared with $21.0 million for the same period last year primarily due to accelerated depreciation associated with fixed asset disposals during the three months ended September 30, 2018.

Agribusiness and Energy Services Segment

Revenues in our agribusiness and energy services segment increased $8.0 million while operating income decreased $0.8 million and EBITDA decreased by $1.6 million for the three months ended September 30, 2018, compared with the same period in 2017. The increase in revenues was primarily due to higher average realized prices for distillers grains, partially offset by a decrease in ethanol production and trading activity. Operating income and EBITDA decreased primarily as a result of decreased trading activity margins.

Food and Ingredients Segment

Revenues in our food and ingredients segment increased $136.4 million for the three months ended September 30, 2018, compared with the same period in 2017. The increase in revenues was primarily due to an increase in cattle volumes sold as a result of the acquisitions of cattle feeding operations during 2017 and 2018. Cattle head sold for the three months ended September 30, 2018,  and 2017 was approximately 147,000 and 48,000, respectively.

Operating income decreased by $1.8 million and EBITDA decreased $1.1 million for the three months ended September 30, 2018, compared with the same period in 2017 primarily due to a decrease in cattle margins.

Partnership Segment

Revenues generated by our partnership segment decreased $0.7 million for the three months ended September 30, 2018,  compared to the same period of 2017, due to lower revenues generated from our rail transportation services and terminal services, offset by an increase in revenues generated from trucking services and storage and throughput services. Operating income increased $0.4 million and EBITDA increased $0.3 million for the three months ended September 30, 2018, compared with the same period in 2017 primarily due to lower railcar lease expense associated with our terminal operations.

Intersegment Eliminations

Intersegment eliminations of revenues decreased by $2.5 million for the three months ended September 30, 2018, compared with the same period in 2017 due to decreased intersegment corn purchases within the agribusiness and energy services segment as well as decreased intersegment distillers grain revenues within the ethanol production segment, both primarily due to decreased sales to the food and ingredients segment for cattle feed.

Corporate Activities

Operating income was impacted by a decrease in operating expenses for corporate activities of $1.5 million for the three months ended September 30, 2018, compared with the same period in 2017 primarily due to decreased selling, general and administrative expenses related to personnel costs in 2018.

Income Taxes

We recorded income tax benefit of $14.7 million for the three months ended September 30, 2018, compared with $48.8 million for the same period in 2017. The decrease in income tax benefit was due primarily to the company’s recognition of a net tax benefit of $10.1 million during the three months ended September 30, 2018, compared to a net tax benefit of $49.5 million during the same period in 2017, for federal and state R&D Credits relating to current and prior periods.

Nine Months Ended September 30, 2018, Compared with the Nine Months Ended September 30, 2017

Consolidated Results

Consolidated revenues increased $357.0 million for the nine months ended September 30, 2018, compared with the same period in 2017, primarily as a result of the acquisitions of cattle feeding operations at the end of the first quarter and at the beginning of the second quarter of 2017 and in the third quarter of 2018. The increase was also driven by higher average realized prices for distillers grains and additional natural gas volumes sold, partially offset by a decrease in volumes for ethanol and distillers grains and lower average realized prices for ethanol and corn oil.

Operating income decreased $25.8 million and EBITDA decreased $21.3 million for the nine months ended September 30, 2018,  compared with the same period last year primarily due to decreased margins in our ethanol production segment. Interest expense decreased $2.3 million for the nine months ended September 30, 2018, compared with the same period in 2017, primarily due to higher expense associated with the termination of previous credit facilities during the nine months ended September 30, 2017, partially offset by higher average debt outstanding and higher borrowing costs during the nine months ended September 30, 2018. Income tax benefit was $31.4 million for the nine months ended September 30, 2018, compared with $60.9 million for the same period in 2017 due to additional tax benefits related to R&D Credits recognized for all open tax years during the nine months ended September 30, 2017.

The following discussion provides greater detail about our year to date segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Nine Months Ended September 30,
	2018	2017	% Variance

Ethanol produced
(thousands of gallons)	881,518	915,607	(3.7)
Distillers grains produced
(thousands of equivalent dried tons)	2,279	2,421	(5.9)
Corn oil produced
(thousands of pounds)	222,994	216,482	3.0
Corn consumed
(thousands of bushels)	306,395	318,709	(3.9)

Revenues in our ethanol production segment decreased $128.3 million for the nine months ended September 30, 2018, compared with the same period in 2017 primarily due to lower volumes of ethanol and distillers grains sold in addition to lower average ethanol and corn oil prices realized, partially offset by higher average distillers grains prices realized.

Cost of goods sold for our ethanol production segment decreased $95.8 million for the nine months ended September 30, 2018, compared with the same period last year due to lower production volumes and lower corn prices. As a result of the factors identified above, operating income decreased $34.8 million and EBITDA decreased $33.8 million for the nine months ended September 30, 2018, compared with the same period in 2017. Depreciation and amortization expense for the segment was $65.3 million for the nine months ended September 30, 2018, compared with $61.4 million for the same period last year primarily due to accelerated depreciation associated with fixed asset disposals during the nine months ended September 30, 2018.

Agribusiness and Energy Services Segment

Revenues in our agribusiness and energy services segment increased $67.1 million while operating income increased $8.9 million and EBITDA increased by $8.1 million for the nine months ended September 30, 2018, compared with the same period in 2017. The increase in revenues was primarily due to an increase in ethanol and natural gas trading activity, partially offset by lower average realized prices for corn oil. Operating income and EBITDA increased primarily as a result of increased trading activity margins.

Food and Ingredients Segment

Revenues in our food and ingredients segment increased $425.7 million for the nine months ended September 30, 2018, compared with the same period in 2017. The increase in revenues was primarily due to an increase in cattle volumes sold as a result of the acquisitions of cattle feeding operations during the first and second quarters of 2017 and in the third quarter of 2018. Cattle head sold for the nine months ended September 30, 2018,  and 2017,  was approximately 402,000 and 128,000, respectively.

Operating income increased by $3.4 million and EBITDA increased $7.5 million for the nine months ended September 30, 2018, compared with the same period in 2017 primarily due to the increase in cattle volumes outlined above. During the nine months ended September 30, 2018, the company recognized a gain within other income of $4.5 million related to business interruption and property insurance proceeds received in excess of the book value of certain fixed assets that were damaged at the Hereford cattle feed yard.

Partnership Segment

Revenues generated by our partnership segment decreased $1.2 million for the nine months ended September 30, 2018,  compared to the same period of 2017, due to lower revenues generated from our rail transportation and terminal services, offset by an increase in trucking service and storage and throughput services. Operating income increased $0.5 million for the nine months ended September 30, 2018, compared with the same period in 2017 primarily due to a decrease in railcar lease expense and unloading fees, partially offset by increased wages, fuel and other expenses. EBITDA increased $0.1 million for the nine months ended September 30, 2018, compared with the same period in 2017.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $6.2 million for the nine months ended September 30, 2018, compared with the same period in 2017 due to increased intersegment corn purchases within the agribusiness and energy services segment as well as increased intersegment distillers grain revenues within the ethanol production segment, both primarily due to increased sales to the food and ingredients segment for cattle feed.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $4.0 million for the nine months ended September 30, 2018, compared with the same period in 2017 primarily due to increased selling, general and administrative expenses related to personnel costs in 2018.

Income Taxes

We recorded income tax benefit of $31.4 million for the nine months ended September 30, 2018, compared with $60.9 million for the same period in 2017. The decrease in income tax benefit was due primarily to the company’s recognition of a net tax benefit of $18.4 million during the nine months ended September 30, 2018, compared to $49.5 million during the same period in 2017, for federal and state R&D Credits relating to current and prior periods.

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

On September 30, 2018, we had $171.7 million in cash and equivalents, excluding restricted cash, consisting of $155.6 million held at our parent company and the remainder held at our subsidiaries. Additionally, we had $62.8 million in restricted cash at September 30, 2018. We also had $491.6 million available under our revolving credit agreements, some of which were subject to restrictions or other lending conditions. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At September 30, 2018, our subsidiaries had approximately $171.2 million of net assets that were not available to us in the form of dividends, loans or advances due to restrictions contained in their credit facilities. As a result of the $500 million term loan agreement and related debt extinguishment at Green Plains Processing and Fleischmann’s Vinegar, we no longer consider certain subsidiaries to have restrictions on cash and asset distributions.

Net cash provided by operating activities was $84.4 million for the nine months ended September 30, 2018, compared with $114.2 million used for the same period in 2017. Operating activities compared to the prior year were primarily affected by decreases in cash spent on cattle inventory offset by decreases in operating income when compared to the same period of the prior year. Net cash used in investing activities was $150.5 million for the nine months ended September 30, 2018, compared to $110.2 million for the same period in 2017, with the increase due primarily to the acquisition of cattle feed operations during the current year, partially offset by cash received from other investing activities. Net cash used in financing activities was $11.8 million for the nine months ended September 30, 2018,  compared with net cash provided by financing activities of $164.3 million for the same period in 2017, with the increase in cash used resulting from lower net short-term borrowings.

Additionally, Green Plains Trade, Green Plains Cattle and Green Plains Grain use revolving credit facilities to finance working capital requirements. We frequently draw from and repay these facilities which results in significant cash movements reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

We incurred capital expenditures of $31.1 million in the first nine months of 2018 for various maintenance and expansion projects. Capital spending for the remainder of 2018 is expected to be approximately $4 million for various projects, which are expected to be financed with cash provided by operating activities and available borrowings under our credit facilities.

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

We have paid a quarterly cash dividend since August 2013, and anticipate declaring a cash dividend in future quarters on a regular basis. Future declarations of dividends, however, are subject to board approval and may be adjusted as our liquidity, business needs or market conditions change. On August 15, 2018, our board of directors declared a quarterly cash dividend of $0.12 per share. The dividend was paid on September 14, 2018, to shareholders of record at the close of business on August 27, 2018.

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement requires the partnership to distribute all available cash, as defined, to its partners, including us, within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. On October 18, 2018, the board of directors of the general partner of the partnership declared a cash distribution of $0.475 per unit on outstanding common units. The distribution is payable on November 9, 2018, to unitholders of record at the close of business on November 2, 2018.

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We did not repurchase any shares during the third quarter of 2018 due to certain restrictions under the term loan agreement. To date, we have repurchased 909,667 shares of common stock for approximately $16.7 million under the program.

We believe we have sufficient working capital for our existing operations. Furthermore, our liquidity position has improved subsequent to September 30, 2018, as a result of the recently announced sale of three of our ethanol plants located in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan as well as the sale of Fleischmann’s Vinegar Company.  We anticipate that the net cash proceeds from the sales, net of fees and taxes, will be approximately $645 million, which we expect will be used to pay off the outstanding term loan balance. For additional information related to the subsequent sales, see Note 16 – Subsequent Events included as part of the notes to consolidated financial statements. A sustained period of unprofitable operations, however, may strain our liquidity, making it difficult to maintain compliance with our financing arrangements. We may sell additional equity or borrow capital to improve or preserve our liquidity, expand our business or build additional or acquire existing businesses. We cannot provide assurance that we will be able to secure funding necessary for additional working capital or these projects at reasonable terms, if at all.

Debt

For additional information related to our debt, see Note 9 – Debt and Note 16 – Subsequent Events included as part of the notes to consolidated financial statements and Note 11 – Debt included as part of the notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017.

We were in compliance with our debt covenants at September 30, 2018. Based on our forecasts, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.

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

In September 2013, we issued $120.0 million of 3.25% convertible senior notes due in 2018, or 3.25% notes, which are senior, unsecured obligations with interest payable on April 1 and October 1 of each year. Prior to April 1, 2018, the 3.25% notes were not convertible unless certain conditions are satisfied. The conversion rate is subject to adjustment upon the occurrence of certain events, including when the quarterly cash dividend exceeds $0.04 per share. The conversion rate was recently adjusted as of September 30, 2018,  to 50.8753 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $19.66 per share. We may settle the 3.25% notes in cash, common stock or a combination of cash and common stock. For all conversions of notes which occur on or after April 1, 2018, the company elected to convert for whole shares of common stock with any fractional share being settled with cash in lieu.

During fiscal year 2017, approximately $56.3 million in aggregate principal of the 3.25% notes were exchanged for cash and 2,783,725 shares of the company’s common stock. During the three months ended June 30, 2018, an additional 50 shares of the company’s common stock were exchanged for approximately $1 thousand in aggregate principal amount of the 3.25% notes.

During the three months ended September 30, 2018, the company entered into exchange agreements with certain beneficial owners of the company’s outstanding 3.25% convertible senior notes due 2018 (the “Old Notes”), pursuant to which such Investors exchanged (the “Exchange”) $56.8 million in aggregate principal amount of the Old Notes for $56.8 million in aggregate principal amount of notes due 2019 (the “New Notes”). The company evaluated the Exchange in accordance with ASC 470-50 and concluded that the Exchange qualified as a debt modification as the cash flows and fair value of the embedded conversion option of the New Notes were not substantially different from the Old Notes. As a result, the New Notes were recorded at fair value at the time of the exchange, and the company recorded a non-cash adjustment to additional paid-in capital of $4.7 million related to the difference in fair value of the embedded conversion option of the Old Notes and the New Notes. Following the closing of these agreements, $6.9 million aggregate principal of the Old Notes remain outstanding. On October 1, 2018, the maturity date of the Old Notes, the remaining aggregate principal of $6.9 million was paid.

The New Notes are the senior, unsecured obligations of the company and bear interest at a rate of 3.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2018.  Interest on the New Notes will accrue from, and including, April 1, 2018. The New Notes will mature on October 1, 2019, unless earlier converted. Holders of New Notes may convert their New Notes, at their option, in integral multiples of $1,000 principal amount, at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date of the New Notes. The conversion rate for the New Notes will initially be 50.6481 shares of the company’s common stock per $1,000 principal amount of New Notes, which corresponds to an initial conversion price of approximately $19.74 per share of the company’s common stock. The conversion rate will be subject to adjustment upon the occurrence of certain events.

Upon conversion of the convertible notes, the company will settle its conversion obligation by delivering shares of its common stock at the applicable conversion rate, together with cash in lieu of any fractional share.

The company does not have the right to redeem the New Notes at its election before their maturity. The New Notes are subject to customary provisions providing for the acceleration of their principal and interest upon the occurrence of events that constitute an “event of default.”  Events of default include, among other events, certain payment defaults, defaults in settling conversions, certain defaults under the company’s other indebtedness and certain insolvency-related events. Upon maturity, the company will settle the New Notes in cash.

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

Agribusiness and Energy Services Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in July of 2019. This facility can be increased by up to $75.0 million with agent approval and up to $50.0 million for seasonal borrowings. Total commitments outstanding under the facility cannot exceed $250.0 million. At September 30, 2018, the outstanding principal balance was $30.0 million on the facility and our interest rate was 5.25%.

Green Plains Trade has a $300.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in July of 2022. This facility can be increased by up to $70.0 million with agent approval. Advances are subject to variable interest rates equal to a daily LIBOR rate plus 2.25% or the base rate plus 1.25%. The unused portion of the credit facility is also subject to a commitment fee of 0.375% per annum. At September 30, 2018, the outstanding principal balance was $133.7 million on the facility and the interest rate was 4.26%.

Green Plains Commodity Management has an uncommitted $20.0 million revolving credit facility which matures April 30, 2023 to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to LIBOR plus 1.75%. At September 30, 2018, the outstanding principal balance was $12.1 million on the facility and the interest rate was 3.95%.

Green Plains Grain has entered into short-term inventory financing agreements with a financial institution. At September 30, 2018, 1.0 million bushels of corn had been designated as collateral under these agreements at initial values totaling $4.2 million. The company has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. At September 30, 2018, the short-term notes payable were valued at $4.0 million and our interest rate was 4.68%.

Food and Ingredients Segment

Green Plains Cattle has a $500.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in April of 2020. This facility can be increased by up to $100.0 million with agent approval and includes a swing-line sublimit of $20.0 million. On July 31, 2018, the company amended the credit facility, to increase the maximum commitment from $425.0 million to $500.0 million. At September 30, 2018, the outstanding principal balance was $376.7 million on the facility and our interest rate was 4.28%.

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

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a $235.0 million revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. On February 20, 2018, the partnership accessed a portion of its available accordion to increase the revolving credit facility by $40.0 million, from $195.0 million to $235.0 million. The credit facility can be increased by an additional $20.0 million without the consent of the lenders. At September 30, 2018, the outstanding principal balance was $128.0 million on the facility and had an average interest rate of 4.74%.

Contractual Obligations

Contractual obligations as of September 30, 2018, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term and short-term debt obligations (1)	$1,435,128	$622,198	$140,168	$180,797	$491,965
Interest and fees on debt obligations (2)	244,039	75,720	87,763	72,262	8,294
Operating lease obligations (3)	103,920	26,836	33,498	13,510	30,076
Other	13,673	812	8,548	2,428	1,885
Purchase obligations:
Forward grain purchase contracts (4)	240,753	235,746	2,840	2,000	167
Other commodity purchase contracts (5)	171,165	163,436	7,008	721	-
Other	273	64	209	-	-
Total contractual obligations	$2,208,951	$1,124,812	$280,034	$271,718	$532,387

(1)	Includes the current portion of long-term debt and excludes the effect of any debt discounts and issuance costs.
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

Interest Rate Risk

We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or LIBOR. A 10% increase in interest rates would affect our interest cost by approximately $6.4 million per year. At September 30, 2018, we had $1.4 billion in debt, $1.2 billion of which had variable interest rates.

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

To reduce the risk associated with fluctuations in the price of corn, natural gas, ethanol, distillers grains, corn oil and cattle, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three and nine months ended September 30, 2018, revenues included net gains of $5.3 million and $4.1 million, respectively, and cost of goods sold included net gains of $12.1 million and $3.5 million, respectively, associated with derivative financial instruments.

Ethanol Production Segment

In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. To reduce commodity price risk caused by market fluctuations, we enter into exchange-traded futures and options contracts that serve as economic hedges.

Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on September 30, 2018, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price

Ethanol	1,470,000	Gallons	$165,213
Corn	518,000	Bushels	$153,112
Distillers grains	4,100	Tons (2)	$39,244
Corn oil	359,000	Pounds	$7,053
Natural gas	41,700	MmBTU	$6,154

(1) Estimated assumes production at full capacity, including the Bluffton, Lakota and Riga plants discussed in Note 16 – Subsequent Events.

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $0.5 million for grain based on market prices at September 30, 2018. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $43 thousand.

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $5.6 million for cattle at September 30, 2018. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $0.4 million.

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $14.3 million for grain and other cattle feed at September 30, 2018. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $1.1 million.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations.

The following table lists the shares that were surrendered during the third quarter of 2018:

Period	Total Number of Shares Withheld for Employee Awards	Average Price Paid per Share
July 1 - July 31	6,895	$16.60
August 1 - August 31	1,420	17.36
September 1 - September 30	3,637	17.00
Total	11,952	$16.81

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. We did not repurchase any shares during the third quarter of 2018 due to certain restrictions under the term loan agreement. Approximately $83.3 million of shares are remaining to be repurchased under the program.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description of Exhibit
2.1

Asset Purchase Agreement among Green Plains Bluffton LLC, Green Plains Holdings II LLC, Green Plains Inc. and Valero Renewable Fuels Company, LLC, dated October 8, 2018. (The schedules to the Asset Purchase Agreement have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 2.1 of the company’s Current Report on Form 8-K filed on October 10, 2018)

2.2

Asset Purchase Agreement among Green Plains Partners LP, Green Plains Holdings LLC, Green Plains Operating Company LLC, Green Plains Ethanol Storage LLC, Green Plains Logistics LLC, Green Plains Inc., Green Plains Trade Group LLC, Green Plains Bluffton LLC and Green Plains Holdings II LLC, dated October 8, 2018. (The schedules to the Asset Purchase Agreement have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 2.2 of the company’s Current Report on Form 8-K filed on October 10, 2018)

4.1

Indenture relating to the 3.25% Convertible Senior Notes due 2019, dated August 14, 2018, between Green Plains Inc. and Willington Trust, National Association (incorporated herein by reference to Exhibit 4.1 of the company’s Current Report on Form 8-K filed on August 14, 2018)

10.1

Seventh Amendment to the Credit Agreement, dated as of October 5, 2018, by and among Green Plains Cattle Company LLC and Bank of the West and ING Capital LLC, as Joint Administrative Agents, and the lenders party to the Credit Agreement

10.2	Seller Guaranty, dated October 8, 2018, Green Plains Inc.
10.3	Buyer Guaranty, dated October 8, 2018, Valero Energy Corporation
10.4

Second Amendment to Credit Agreement, dated February 16, 2018, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A. and the other lenders party thereto.

10.5	Incremental Joinder Agreement, dated February 20, 2018, among Green Plains Operating Company LLC and Bank of America, as Administrative Agent
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 9, 2018	GREEN PLAINS INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2018	By: /s/ John W. Neppl _ John W. Neppl Chief Financial Officer (Principal Financial Officer)