Form 10-Q
period 2019-03-31
Green Plains Inc.
filed 2019-05-09
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GPRE	The Nasdaq Stock Market LLC

The number of shares of common stock, par value $0.001 per share, outstanding as of May 6, 2019, was 41,386,278 shares.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Inc., Subsidiaries, and Partners:

Green Plains; the company	Green Plains Inc. and its subsidiaries
BioProcess Algae	BioProcess Algae LLC
Fleischmann’s Vinegar	Fleischmann’s Vinegar Company, Inc.
Green Plains Cattle	Green Plains Cattle Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP
Green Plains Processing	Green Plains Processing LLC and its subsidiaries
Green Plains Trade	Green Plains Trade Group LLC

Accounting Defined Terms:

ASC	Accounting Standards Codification
Bgy	Billion gallons per year
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
LTIP	Long-Term Incentive Plan
SEC	Securities and Exchange Commission
VIE	Variable interest entity

Industry Defined Terms:

CAFE	Corporate Average Fuel Economy
D.C.	District of Columbia
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
MmBtu	Million British Thermal Units
Mmg	Million gallons
MTBE	Methyl tertiary-butyl ether
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
U.S.	United States
USDA	U.S. Department of Agriculture

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN PLAINS INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$214,068	$251,683
Restricted cash	59,174	66,512
Accounts receivable, net of allowances of $204 and $194, respectively	66,566	100,361
Income taxes receivable	12,260	12,418
Inventories	707,025	734,883
Prepaid expenses and other	12,290	14,470
Derivative financial instruments	11,568	26,315
Total current assets	1,082,951	1,206,642
Property and equipment, net of accumulated depreciation and amortization of $448,494 and $430,405, respectively	879,046	886,576
Operating lease right-of-use assets	56,516	-
Goodwill	34,689	34,689
Deferred income taxes	7,634	-
Other assets	86,744	88,525
Total assets	$2,147,580	$2,216,432

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$103,729	$156,901
Accrued and other liabilities	46,777	58,973
Derivative financial instruments	15,951	24,776
Operating lease current liabilities	17,219	-
Short-term notes payable and other borrowings	526,523	538,243
Current maturities of long-term debt	55,740	54,807
Total current liabilities	765,939	833,700
Long-term debt	301,033	298,190
Deferred income taxes	5,845	10,123
Operating lease long-term liabilities	42,419	-
Other liabilities	8,537	11,430
Total liabilities	1,123,773	1,153,443

Commitments and contingencies (Note 13)

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,922,257 and 46,637,549 shares issued, and 41,386,683 and 41,101,975 shares outstanding, respectively	47	47
Additional paid-in capital	701,673	696,222
Retained earnings	277,082	324,728
Accumulated other comprehensive loss	(12,523)	(16,016)
Treasury stock, 5,535,574 shares	(58,162)	(58,162)
Total Green Plains stockholders' equity	908,117	946,819
Noncontrolling interests	115,690	116,170
Total stockholders' equity	1,023,807	1,062,989
Total liabilities and stockholders' equity	$2,147,580	$2,216,432

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues
Product revenues	$640,010	$1,043,659
Service revenues	2,305	1,628
Total revenues	642,315	1,045,287

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	635,575	988,335
Operations and maintenance expenses	6,864	8,400
Selling, general and administrative expenses	20,646	26,003
Depreciation and amortization expenses	19,235	26,474
Total costs and expenses	682,320	1,049,212
Operating loss	(40,005)	(3,925)

Other income (expense)
Interest income	1,263	637
Interest expense	(14,427)	(22,128)
Other, net	838	(66)
Total other expense	(12,326)	(21,557)
Loss before income taxes	(52,331)	(25,482)
Income tax benefit	14,460	6,027
Net loss	(37,871)	(19,455)
Net income attributable to noncontrolling interests	4,928	4,662
Net loss attributable to Green Plains	$(42,799)	$(24,117)

Earnings per share:
Net loss attributable to Green Plains - basic	$(1.06)	$(0.60)
Net loss attributable to Green Plains - diluted	$(1.06)	$(0.60)
Weighted average shares outstanding:
Basic	40,315	40,164
Diluted	40,315	40,164

Cash dividend declared per share	$0.12	$0.12

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(37,871)	$(19,455)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during the period, net of tax benefit (expense) of $2,080 and ($5,116), respectively	(6,883)	17,150
Reclassification of realized losses (gains) on derivatives, net of tax benefit (expense) of ($3,140) and $180, respectively	10,376	(603)
Total other comprehensive income, net of tax	3,493	16,547
Comprehensive loss	(34,378)	(2,908)
Comprehensive income attributable to noncontrolling interests	4,928	4,662
Comprehensive loss attributable to Green Plains	$(39,306)	$(7,570)

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(37,871)	$(19,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,235	26,474
Amortization of debt issuance costs and debt discount	3,570	3,604
Deferred income taxes	(12,927)	(12,020)
Stock-based compensation	2,485	2,439
Undistributed equity loss of affiliates	74	137
Other	(81)	-
Changes in operating assets and liabilities before effects of business combinations and dispositions:
Accounts receivable	30,811	(814)
Inventories	28,272	54,103
Derivative financial instruments	10,474	7,472
Prepaid expenses and other assets	2,534	618
Accounts payable and accrued liabilities	(66,391)	(114,709)
Current income taxes	(1,564)	11,678
Other	596	(618)
Net cash used in operating activities	(20,783)	(41,091)

Cash flows from investing activities:
Purchases of property and equipment, net	(10,809)	(7,352)
Proceeds from the sale of assets, net	3,155	-
Acquisition of businesses, net of cash acquired	-	(1,006)
Investments in unconsolidated subsidiaries	-	(14)
Other investing activities	-	7,500
Net cash used in investing activities	(7,654)	(872)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	30,600	24,400
Payments of principal on long-term debt	(29,781)	(23,630)
Proceeds from short-term borrowings	637,057	1,010,077
Payments on short-term borrowings	(648,779)	(1,002,664)
Payments of cash dividends and distributions	(10,334)	(10,251)
Proceeds from disgorgement of shareholder short-swing profits	6,699	-
Payments of loan fees	-	(254)
Payments related to tax withholdings for stock-based compensation	(1,978)	(2,890)
Proceeds from exercise of stock options	-	50
Net cash used in financing activities	(16,516)	(5,162)

Net change in cash, cash equivalents and restricted cash	(44,953)	(47,125)
Cash, cash equivalents and restricted cash, beginning of period	318,195	312,360
Cash, cash equivalents and restricted cash, end of period	$273,242	$265,235

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Three Months Ended March 31,
	2019	2018
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$214,068	$240,964
Restricted cash	59,174	24,271
Total cash, cash equivalents and restricted cash	$273,242	$265,235

Supplemental disclosures of cash flow:
Cash paid (refunded) for income taxes	$29	$(4,592)
Cash paid for interest	$11,923	$19,499

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

Consolidated Financial Statements

The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis. The company owns a 49.1% limited partner interest and a 2.0% general partner interest in Green Plains Partners LP. Public investors own the remaining 48.9% limited partner interest in the partnership. The company determined that the limited partners in the partnership with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact partnership’s economic performance; therefore, the partnership is considered a variable interest entity. The company, through its ownership of the general partner interest in the partnership, has the power to direct the activities that most significantly affect economic performance and is obligated to absorb losses and has the right to receive benefits that could be significant to the partnership. Therefore, the company is considered the primary beneficiary and consolidates the partnership in the company’s financial statements. The assets of the partnership cannot be used by the company for general corporate purposes. The partnership’s consolidated total assets as of March 31, 2019 and December 31, 2018, excluding intercompany balances, are $102.8 million and $67.3 million, respectively, and primarily consist of property and equipment, operating lease right-of-use assets and goodwill. The partnership’s consolidated total liabilities as of March 31, 2019 and December 31, 2018, excluding intercompany balances, are $194.3 million and $152.9 million, respectively, which primarily consist of long-term debt as discussed in Note 8 – Debt and operating lease liabilities. The liabilities recognized as a result of consolidating the partnership do not represent additional claims on our general assets. The company also owns a 90.0% interest in BioProcess Algae, a joint venture formed in 2008, and consolidates their results in its consolidated financial statements.

The accompanying unaudited consolidated financial statements are prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Because they do not include all of the information and notes required by GAAP, the consolidated financial statements should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 20, 2019.

The unaudited financial information reflects adjustments, which are, in the opinion of management, necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. The adjustments are normal and recurring in nature, unless otherwise noted. Interim period results are not necessarily indicative of the results to be expected for the entire year.

Reclassifications

Certain prior year amounts were reclassified to conform to the current year presentation. These reclassifications did not affect total revenues, costs and expenses, net loss or stockholders’ equity.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The company bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances and regularly evaluates the appropriateness of its estimates and assumptions. Actual results could differ from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, depreciation of property and equipment, carrying value of intangible assets, operating leases, impairment of long-lived assets and goodwill, derivative financial instruments, accounting for income taxes and assets acquired and liabilities assumed in acquisitions, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Restricted Cash

The company has restricted cash, which can only be used for funding letters of credit or for payment towards a revolving credit agreement. Restricted cash also includes cash margins and securities pledged to commodity exchange clearinghouses and at times, funds in escrow related to acquisition and disposition activities. To the degree these segregated balances are cash and cash equivalents, they are considered restricted cash on the consolidated statements of cash flows.

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

Recent Accounting Pronouncements

Effective January 1, 2019, the company adopted the amended guidance in ASC 842, Leases. Please refer to Note 13 – Commitments and Contingencies for further details.

2.  REVENUE

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

Revenue by Source

The following table disaggregates revenue by major source for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019
	Ethanol Production	Agribusiness & Energy Services	Food & Ingredients	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$620	$-	$-	$-	$-	$620
Distillers grains	17,678	-	-	-	-	17,678
Cattle	-	-	222,904	-	-	222,904
Service revenues	-	-	-	2,083	-	2,083
Other	235	178	-	-	-	413
Intersegment revenues	28	-	38	1,392	(1,458)	-
Total revenues from contracts with customers	18,561	178	222,942	3,475	(1,458)	243,698
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	201,158	77,077	-	-	-	278,235
Distillers grains	34,646	15,409	-	-	-	50,055
Corn oil	8,614	6,971	1,451	-	-	17,036
Grain	-	20,749	-	-	-	20,749
Cattle	-	-	(15,856)	-	-	(15,856)
Other	5,765	42,411	-	-	-	48,176
Intersegment revenues	2,089	6,413	-	-	(8,502)	-
Total revenues from contracts accounted for as derivatives	252,272	169,030	(14,405)	-	(8,502)	398,395
Leasing revenues under ASC 842 (2):	-	-	-	17,612	(17,390)	222
Total Revenues	$270,833	$169,208	$208,537	$21,087	$(27,350)	$642,315

(1)

Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC 606, Revenue from Contracts with Customers (ASC 606), where the company recognizes revenue when control of the inventory is transferred within the meaning of ASC 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets.

(2)	Leasing revenues do not represent revenues recognized from contracts with customers under ASC 606, and are accounted for under ASC 842, Leases.

	Three Months Ended March 31, 2018
	Ethanol Production	Agribusiness & Energy Services	Food & Ingredients	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$2,466	$-	$-	$-	$-	$2,466
Distillers grains	29,997	-	-	-	-	29,997
Cattle and vinegar	-	-	267,416	-	-	267,416
Service revenues	-	-	-	1,218	-	1,218
Other	131	677	-	-	-	808
Intersegment revenues	662	-	42	-	(704)	-
Total revenues from contracts with customers	33,256	677	267,458	1,218	(704)	301,905
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	442,573	122,541	-	-	-	565,114
Distillers grains	67,709	21,212	-	-	-	88,921
Corn oil	16,470	8,670	2,287	-	-	27,427
Grain	133	14,286	-	-	-	14,419
Cattle and vinegar	-	-	8,406	-	-	8,406
Other	4,284	34,401	-	-	-	38,685
Intersegment revenues	1,291	11,429	-	2,172	(14,892)	-
Total revenues from contracts accounted for as derivatives	532,460	212,539	10,693	2,172	(14,892)	742,972
Leasing revenues under ASC 840 (2):	-	-	-	22,495	(22,085)	410
Total Revenues	$565,716	$213,216	$278,151	$25,885	$(37,681)	$1,045,287

(1)

Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC 606, Revenue from Contracts with Customers (ASC 606), where the company recognizes revenue when control of the inventory is transferred within the meaning of ASC 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets.

(2)	Leasing revenues do not represent revenues recognized from contracts with customers under ASC 606, and are accounted for under ASC 840, Leases.

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

Contract Liabilities

The company records unearned revenue when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of service and lease agreements. Unearned revenue from service agreements, which represents a contract liability, is recorded for fees that have been charged to the customer prior to the completion of performance obligations. Unearned revenue is generally recognized in the subsequent quarter and is not material to the company. The company expects to recognize all of the unearned revenue associated with service agreements as of March 31, 2019, in the subsequent quarter when the inventory is withdrawn from the partnership’s tank storage.

3.  ACQUISITIONS AND DISPOSITIONS

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

The amounts above reflect the final purchase price allocation, which included working capital true-up payments by the company of $0.9 million made during the third quarter of 2018.

DISPOSITIONS

Disposition of Fleischmann’s Vinegar

On November 27, 2018, the company and Green Plains II LLC, an indirect wholly-owned subsidiary of the company, completed the sale of Fleischmann’s Vinegar Company, Inc. to Kerry Holding Co. (“Kerry”). The company received as net consideration from Kerry $353.7 million in cash and restricted cash, including net working capital adjustments. The divested assets were reported within the company’s food and ingredients segment. The company recorded a pre-tax gain on the sale of Fleischmann’s Vinegar of $58.2 million, including offsetting related transaction costs of $7.4 million within the corporate segment.

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

The amounts above reflect the preliminary working capital true-up payments made to and received from Kerry.

Disposition of Bluffton, Lakota and Riga Ethanol Plants

On November 15, 2018, the company completed the sale of three ethanol plants located in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan, and certain related assets from subsidiaries, to Valero Renewable Fuels Company, LLC (“Valero”) for the sale price of $323.2 million, including net working capital and other adjustments. Correspondingly, the partnership’s storage assets located adjacent to such plants were sold to Green Plains Inc. for $120.9 million. The company received as consideration from Valero approximately $323.2 million, while the partnership received as consideration from the company 8.7 million partnership units and a portion of the general partner interest equating to 0.2 million equivalent limited partner units to maintain the general partner’s 2% interest. In addition, the partnership also received additional consideration of approximately $2.7 million from Valero for the assignment of certain railcar operating leases. The divested assets were reported within the company’s ethanol production, agribusiness and energy services and partnership segments. The company recorded a pre-tax gain on the sale of the three ethanol plants of $92.2 million, of which $89.5 million was recorded within the corporate segment and $2.7 million was recorded within the partnership segment, including offsetting transaction costs of $4.2 million, of which $3.7 million were recorded within the corporate segment and $0.5 million were recorded within the partnership segment.

The assets and liabilities of the Bluffton, Lakota and Riga ethanol plants are as follows (in thousands):

Amounts of Identifiable Assets Disposed and Liabilities Relinquished
Inventory	$36,812
Prepaid expenses and other	189
Property and equipment	184,970
Other assets	1,717

Current liabilities	(746)
Other liabilities	(4,706)
Total identifiable net assets	218,236

Goodwill	6,188
Net assets disposed	$224,424

The amounts above reflect the final working capital true-up payments by Valero of $3.4 million received during the first quarter of 2019.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at March 31, 2019
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$214,068	$-	$214,068
Restricted cash	59,174	-	59,174
Inventories carried at market	-	65,340	65,340
Unrealized gains on derivatives	-	7,428	7,428
Other assets	113	-	113
Total assets measured at fair value	$273,355	$72,768	$346,123

Liabilities:
Accounts payable (1)	$-	$20,619	$20,619
Unrealized losses on derivatives	-	8,117	8,117
Total liabilities measured at fair value	$-	$28,736	$28,736

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$251,683	$-	$251,683
Restricted cash	66,512	-	66,512
Inventories carried at market	-	111,960	111,960
Unrealized gains on derivatives	-	9,976	9,976
Other assets	114	1	115
Total assets measured at fair value	$318,309	$121,937	$440,246

Liabilities:
Accounts payable (1)	$-	$16,573	$16,573
Unrealized losses on derivatives	-	7,852	7,852
Other liabilities	-	2	2
Total liabilities measured at fair value	$-	$24,427	$24,427

(1)

Accounts payable is generally stated at historical amounts with the exception of $20.6 million and $16.6 million at March 31, 2019 and December 31, 2018, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

The company believes the fair value of its debt approximated book value, which was $883.3 million at March 31, 2019 and $891.2 million at December 31, 2018. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair values of its accounts receivable approximated book value, which was $66.6 million and $100.4 million at March 31, 2019 and December 31, 2018, respectively.

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

The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues:
Ethanol production:
Revenues from external customers	$268,716	$563,763
Intersegment revenues	2,117	1,953
Total segment revenues	270,833	565,716
Agribusiness and energy services:
Revenues from external customers	162,795	201,787
Intersegment revenues	6,413	11,429
Total segment revenues	169,208	213,216
Food and ingredients:
Revenues from external customers	208,499	278,109
Intersegment revenues	38	42
Total segment revenues	208,537	278,151
Partnership:
Revenues from external customers	2,305	1,628
Intersegment revenues	18,782	24,257
Total segment revenues	21,087	25,885
Revenues including intersegment activity	669,665	1,082,968
Intersegment eliminations	(27,350)	(37,681)
Revenues as reported	$642,315	$1,045,287

Refer to Note 2 - Revenue, for further disaggregation of revenue by operating segment.

	Three Months Ended March 31,
	2019	2018
Cost of goods sold:
Ethanol production	$293,487	$564,559
Agribusiness and energy services	159,626	201,712
Food and ingredients	206,073	259,765
Partnership	-	-
Intersegment eliminations	(23,611)	(37,701)
	$635,575	$988,335

	Three Months Ended March 31,
	2019	2018
Operating income (loss):
Ethanol production	$(44,192)	$(27,529)
Agribusiness and energy services	5,304	7,064
Food and ingredients	(1,432)	12,585
Partnership	12,551	15,360
Intersegment eliminations	(3,677)	68
Corporate activities	(8,559)	(11,473)
	$(40,005)	$(3,925)

	Three Months Ended March 31,
	2019	2018
EBITDA:
Ethanol production	$(28,503)	$(7,095)
Agribusiness and energy services	5,862	7,702
Food and ingredients	257	15,997
Partnership	13,771	16,623
Intersegment eliminations	(3,677)	68
Corporate activities	(6,379)	(10,175)
	$(18,669)	$23,120

	Three Months Ended March 31,
	2019	2018
Depreciation and amortization:
Ethanol production	$15,340	$20,436
Agribusiness and energy services	549	630
Food and ingredients	1,611	3,404
Partnership	985	1,181
Corporate activities	750	823
	$19,235	$26,474

The following table reconciles net loss to EBITDA (in thousands):

	Three Months Ended March 31,
	2019	2018
Net loss	$(37,871)	$(19,455)
Interest expense	14,427	22,128
Income tax benefit	(14,460)	(6,027)
Depreciation and amortization (1)	19,235	26,474
EBITDA	$(18,669)	$23,120

(1)	Excludes the amortization of operating lease right-of-use assets and amortization of debt issuance costs.

The following table sets forth total assets by operating segment (in thousands):

	March 31, 2019	December 31, 2018
Total assets (1):
Ethanol production	$876,306	$872,845
Agribusiness and energy services	325,226	399,633
Food and ingredients	550,700	552,459
Partnership	102,805	67,297
Corporate assets	306,617	334,236
Intersegment eliminations	(14,074)	(10,038)
	$2,147,580	$2,216,432

(1)	Asset balances by segment exclude intercompany balances.

6.  INVENTORIES

Inventories are carried at the lower of cost or net realizable value, except grain held for sale and fair-value hedged inventories. Commodities held for sale are reported at market value. As of March 31, 2019, the company recorded a $3.3 million lower of cost or market inventory adjustment reflected in cost of goods sold within the ethanol production segment.

The components of inventories are as follows (in thousands):

	March 31, 2019	December 31, 2018
Finished goods	$111,900	$99,765
Commodities held for sale	27,222	62,980
Raw materials	98,250	119,014
Work-in-process	439,917	423,840
Supplies and parts	29,736	29,284
	$707,025	$734,883

7.  DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2019, the company’s consolidated balance sheet reflected unrealized losses of $12.5 million, net of tax, in accumulated other comprehensive income. The company expects these losses will be reclassified as operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income will differ as commodity prices change.

Fair Values of Derivative Instruments

The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives'				Liability Derivatives'
	Fair Value				Fair Value
	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
Derivative financial instruments	$7,428	(1)	$9,976	(2)	$8,117	(3)	$7,852	(4)
Other assets	-		1		-		-
Other liabilities	-		-		-		2
Total	$7,428		$9,977		$8,117		$7,854

(1)	At March 31, 2019, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange traded futures and options contracts of $4.1 million.
(2)	At December 31, 2018, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange traded futures and options contracts of $16.3 million.
(3)

At March 31, 2019, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange traded futures and options contracts of $7.8 million, which included $6.7 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

(4)

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

	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain or (Loss) Reclassified from Accumulated	Three Months Ended March 31,
Other Comprehensive Income into Income	2019	2018
Revenues	$(13,359)	$1,761
Cost of goods sold	(157)	(978)
Net gain (loss) recognized in loss before tax	$(13,516)	$783

	Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives
	Three Months Ended March 31,
Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	2019	2018
Commodity contracts	$(8,963)	$22,266

		Amount of Gain or (Loss)
	Location of Gain or	Recognized in Income on Derivatives
Derivatives Not Designated	(Loss) Recognized in	Three Months Ended March 31,
as Hedging Instruments	Income on Derivatives	2019	2018
Commodity contracts	Revenues	$(15,321)	$936
Commodity contracts	Costs of goods sold	166	(6,998)
Net loss recognized in loss before tax		$(15,155)	$(6,062)

The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	March 31, 2019		December 31, 2018
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Inventories	$45,139	$378	$89,188	$2,430

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
	2019		2018
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$(13,359)	$(157)	$1,761	$(978)

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	-	(1,553)	-	9,393
Derivatives designated as hedging instruments	-	3,859	-	(8,432)

Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$(13,359)	$2,149	$1,761	$(17)

There were no gains or losses from discontinuing cash flow or fair value hedge treatment during the three months ended March 31, 2019 and 2018.

The open commodity derivative positions as of March 31, 2019, are as follows (in thousands):

	Exchange Traded (1)		Non-Exchange Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	(26,290)				Bushels	Corn and Soybeans
Futures	(11,140)	(4)			Bushels	Corn
Futures	(43,031)				Gallons	Ethanol
Futures	(800)				MmBTU	Natural Gas
Futures	(2,778)	(4)			MmBTU	Natural Gas
Futures	20,400				Pounds	Cattle
Futures	(354,800)	(3)			Pounds	Cattle
Options	20,567				Bushels	Corn and Soybeans
Options	19,443				Gallons	Ethanol
Options	579				MmBTU	Natural Gas
Options	(60,702)				Pounds	Cattle
Forwards			26,158	(1,789)	Bushels	Corn and Soybeans
Forwards			21,851	(315,435)	Gallons	Ethanol
Forwards			90	(345)	Tons	DDG
Forwards			19,502	(60,570)	Pounds	Corn Oil
Forwards			16,480	(5,230)	MmBTU	Natural Gas

(1)	Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)	Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.
(3)	Futures used for cash flow hedges.
(4)	Futures or non-exchange traded forwards used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains on energy trading contracts of $8.5 million and $6.7 million for the three months ended March 31, 2019 and 2018, respectively.

8.  DEBT

The components of long-term debt are as follows (in thousands):

	March 31, 2019	December 31, 2018
Corporate:
3.25% convertible notes due 2019	$54,551	$53,457
4.125% convertible notes due 2022	144,288	142,708
Green Plains Partners:
$200.0 million revolving credit facility	135,000	134,000
Other	25,818	26,022
Total face value of long-term debt	359,657	356,187
Unamortized debt issuance costs	(2,884)	(3,190)
Less: current portion of long-term debt	(55,740)	(54,807)
Total long-term debt	$301,033	$298,190

The components of short-term notes payable and other borrowings are as follows:

	March 31, 2019	December 31, 2018
Green Plains Cattle:
$500.0 million revolver	$393,000	$374,492
Green Plains Grain:
$125.0 million revolver	37,000	41,000
$50.0 million inventory financing	-	-
Green Plains Trade:
$300.0 million revolver	87,205	108,485
Green Plains Commodity Management:
$20.0 million hedge line	9,318	14,266
	$526,523	$538,243

Corporate Activities

During the three months ended September 30, 2018, the company entered into exchange agreements with certain beneficial owners of the company’s outstanding 3.25% convertible senior notes due 2018 (the “Old Notes”), pursuant to which such investors exchanged $56.8 million in aggregate principal amount of the Old Notes for $56.8 million in aggregate principal amount of notes due 2019 (the “New Notes”).

The New Notes are the senior, unsecured obligations of the company and bear interest at a rate of 3.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2018. Interest on the New Notes accrued from, and including, April 1, 2018. The New Notes will mature on October 1, 2019, unless earlier converted. Holders of New Notes may convert their New Notes, at their option, in integral multiples of $1,000 principal amount, at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date of the New Notes. The conversion rate for the New Notes was initially 50.6481 shares of the company’s common stock per $1,000 principal amount of New Notes, which corresponded to an initial conversion price of approximately $19.74 per share of the company’s common stock. The conversion rate will be subject to adjustment upon the occurrence of certain events. Upon conversion of the convertible notes, the company will settle its conversion obligation by delivering shares of its common stock at the applicable conversion rate, together with cash in lieu of any fractional share.

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

Ethanol Production Segment

We have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.

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

Lenders receive a first priority lien on certain cash, inventory, accounts receivable and other assets owned by Green Plains Grain. The terms impose affirmative and negative covenants for Green Plains Grain, including maintaining minimum working capital of $22.4 million and tangible net worth of $27.7 million. Capital expenditures are limited to $8.0 million per year under the credit facility, plus equity contributions from the company and unused amounts of up to $8.0 million from the previous year. In addition, the credit facility requires the company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 and a maximum annual leverage ratio of 6.00 to 1.00 at the end of each quarter. The fixed charge coverage ratio and long-term capitalization ratio apply only if the company has long-term indebtedness on the date of calculation. As of March 31, 2019, Green Plains Grain had no long-term indebtedness. The credit facility also contains restrictions on distributions related to capital stock, with exceptions for distributions up to 50% of net profit before tax, subject to certain conditions.

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

Green Plains Grain has entered into short-term inventory financing agreements with a financial institution. The company has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. The company had no short-term notes payable related to these inventory financing agreements as of March 31, 2019.

Green Plains Commodity Management has an uncommitted $20.0 million revolving credit facility which matures April 30, 2023 to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to LIBOR plus 1.75%.

Food and Ingredients Segment

Green Plains Cattle has a $500.0 million senior secured asset-based revolving credit facility, which matures on April 30, 2020, to finance working capital for the cattle feeding operations up to the maximum commitment based on eligible collateral equal to the sum of percentages of eligible receivables, inventories and other current assets, less miscellaneous adjustments. Advances, as amended, are subject to variable interest rates equal to LIBOR plus 2.00% to 3.00%, or the base rate plus 1.00% to 2.00%, depending upon the preceding three months’ excess borrowing availability. The amended credit facility also includes an accordion feature that enables the credit facility to be increased by up to $75.0 million with agent approval. The unused portion of the credit facility is also subject to a commitment fee of 0.20% to 0.30% per annum, depending on the preceding three months’ excess borrowing availability.

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

Covenant Compliance

The company was in compliance with its debt covenants as of March 31, 2019.

Restricted Net Assets

At March 31, 2019, there were approximately $143.6 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

Stock Options

There remains 128,750 exercisable stock options outstanding at March 31, 2019, with a weighted-average exercise price of $12.72. The average intrinsic value of outstanding stock options is approximately $512 thousand with a weighted-average remaining contractual term of 0.7 years. At March 31, 2019, outstanding stock options include 118,750 exercisable options which are in-the-money at a weighted-average exercise price of $12.36.

Option awards allow employees to exercise options through cash payment for the shares of common stock or simultaneous broker-assisted transactions in which the employee authorizes the exercise and immediate sale of the shares in the open market. The company uses newly issued shares of common stock to satisfy its stock-based payment obligations.

Restricted Stock Awards and Deferred Stock Units

The non-vested stock award and deferred stock unit activity for the three months ended March 31, 2019, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2018	882,288	$19.12
Granted	427,548	15.27
Forfeited	(14,833)	18.65
Vested	(382,607)	18.13
Non-Vested at March 31, 2019	912,396	$17.75	2.2

Performance Shares

On February 19, 2019 and March 19, 2018, the board of directors granted performance shares to be awarded in the form of common stock to certain participants of the plan. Performance shares vest based on the company’s average return on net assets (RONA) and the company’s total shareholder return (TSR), as further described herein. The performance shares vest on the third anniversary of the grant, if the RONA and TSR criteria are achieved and the participant is then employed by the company. Fifty percent of the performance shares vest based upon the company’s ability to achieve a predetermined RONA during the three year performance period. The remaining fifty percent of the performance shares vest based upon the company’s total TSR during the three year performance period relative to that of the company’s performance peer group.

The performance shares were granted at a target of 100%, but each performance share will reduce or increase depending on results for the performance period for the company's RONA, and the company’s TSR relative to that of the performance peer group. If the company’s RONA and TSR achieve the maximum goals, the maximum amount of shares available to be issued pursuant to the 2018 and 2019 awards are 526,088 performance shares or 150% of the 350,725 performance shares which remain outstanding. The actual number of performance shares that will ultimately vest is based on the actual percentile ranking of the company’s RONA, and the company’s TSR compared to the peer performance at the end of the performance period.

The company used the Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the company in applying the Monte Carlo valuation model for performance share grants during the three months ended March 31, 2019 and 2018 are illustrated in the following table:

	FY 2019 Performance Awards	FY 2018 Performance Awards
Risk-free interest rate	2.45%	2.44%
Dividend yield	3.13%	2.64%
Expected volatility	41.69%	45.11%
Monte Carlo valuation	99.62%	97.39%
Closing stock price on the date of grant	$15.34	$18.15

The non-vested performance share award activity for the three months ended March 31, 2019, is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2018	134,022	$17.92
Granted	216,703	15.43
Non-Vested at March 31, 2019	350,725	$16.38	2.6

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

There was no change in the number of non-vested unit-based awards during the three months ended March 31, 2019.

Stock-Based and Unit-Based Compensation Expense

Compensation costs for stock-based and unit-based payment plans were approximately $2.5 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, there was $18.8 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.2 years. The potential tax benefit related to stock-based payment is approximately 25.0% of these expenses.

10.  EARNINGS PER SHARE

Basic earnings per share, or EPS, is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

The company computed diluted EPS by dividing net income on an if-converted basis, adjusted to add back net interest expense related to the convertible debt instruments, by the weighted average number of common shares outstanding during the period, adjusted to include the shares that would be issued if the convertible debt instruments were converted to common shares and the effect of any outstanding dilutive securities.

The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Basic EPS:
Net loss attributable to Green Plains	$(42,799)	$(24,117)
Weighted average shares outstanding - basic	40,315	40,164
EPS - basic	$(1.06)	$(0.60)

EPS - diluted	$(1.06)	$(0.60)

The anti-dilutive effect of 9.9 million shares related to the company’s convertible debt and stock-based compensation awards have been excluded from diluted EPS for both the three months ended March 31, 2019 and 2018.

11.  STOCKHOLDERS’ EQUITY

Components of stockholders’ equity for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

					Accum.			Total
			Additional		Other			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Comp.	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity	Interests	Equity

Balance, January 1, 2019	46,638	$47	$696,222	$324,728	$(16,016)	5,536	$(58,162)	$946,819	$116,170	$1,062,989
Net income (loss)	-	-	-	(42,799)	-	-	-	(42,799)	4,928	(37,871)
Cash dividends and distributions declared	-	-	-	(4,847)	-	-	-	(4,847)	(5,487)	(10,334)
Other comprehensive loss before reclassification	-	-	-	-	(6,883)	-	-	(6,883)	-	(6,883)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-	10,376	-	-	10,376	-	10,376
Other comprehensive income, net of tax	-	-	-	-	3,493	-	-	3,493	-	3,493
Proceeds from disgorgement of shareholders short-swing profits, net (1)	-	-	5,023	-	-	-	-	5,023	-	5,023
Stock-based compensation	284	-	428	-	-	-	-	428	79	507
Balance, March 31, 2019	46,922	$47	$701,673	$277,082	$(12,523)	5,536	$(58,162)	$908,117	$115,690	$1,023,807

(1)

During the three months ended March 31, 2019, the company received $6.7 million from a shareholder of the company for disgorgement of shareholder short-swing profits under Section 16(b) under the Exchange Act. The amount was recorded as an increase to additional paid-in capital, net of tax, in the consolidated balance sheet as of March 31, 2019.

					Accum.			Total
			Additional		Other			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Comp.	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity	Interests	Equity

Balance, December 31, 2017	46,410	$46	$685,019	$325,411	$(13,110)	5,326	$(55,184)	$942,182	$116,954	$1,059,136
Reclassification of certain tax effects from other comprehensive loss(2)	-	-	-	2,787	(2,787)	-	-	-	-	-
Balance, January 1, 2018	46,410	46	685,019	328,198	(15,897)	5,326	(55,184)	942,182	116,954	1,059,136
Net income (loss)	-	-	-	(24,117)	-	-	-	(24,117)	4,662	(19,455)
Cash dividends and distributions declared	-	-	-	(4,831)	-	-	-	(4,831)	(5,420)	(10,251)
Other comprehensive income before reclassification	-	-	-	-	17,150	-	-	17,150	-	17,150
Amounts reclassified from accumulated other comprehensive	-	-	-	-	(603)	-	-	(603)	-	(603)
Other comprehensive income net of tax	-	-	-	-	16,547	-	-	16,547	-	16,547
Stock-based compensation	284	1	(512)	-	-	-	-	(511)	60	(451)
Stock options exercised	5	-	50	-	-	-	-	50	-	50
Balance, March 31, 2018	46,699	$47	$684,557	$299,250	$650	5,326	$(55,184)	$929,320	$116,256	$1,045,576

(1)

Effective January 1, 2018, the company early adopted the amended guidance in ASC 220, Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendment eliminates the stranded tax effects resulting from the Tax Cuts and Jobs Act and is intended to improve the usefulness of information reported. As a result, the company recorded a $2.8 million reclassification from accumulated other comprehensive income to retained earnings during the first quarter of 2018.

Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Three Months Ended March 31,		Statements of Operations
	2019	2018	Classification
Gains (losses) on cash flow hedges:
Commodity derivatives	$(13,359)	$1,761	Revenues
Commodity derivatives	(157)	(978)	Cost of goods sold
Total	(13,516)	783	Loss before income taxes
Income tax expense (benefit)	(3,140)	180	Income tax benefit
Amounts reclassified from accumulated other comprehensive income (loss)	$(10,376)	$603

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

The company recorded income tax benefit of $14.5 million for the three months ended March 31, 2019, compared with $6.0 million for the same period in 2018. The amount of unrecognized tax benefits for uncertain tax positions was $51.6 million as of March 31, 2019 and December 31, 2018.

The 2019 effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.

13.  COMMITMENTS AND CONTINGENCIES

Adoption of ASC 842

On January 1, 2019, the company adopted the amended guidance in ASC 842, Leases, and all related amendments (“new lease standard”) and applied it to all leases using the optional transition method which requires the amended guidance to be applied at the date of adoption. The standard does not require the guidance to be applied to the earliest comparative period presented in the financial statements. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The new lease standard had a material impact on the company’s consolidated balance sheets, increasing total assets and total liabilities by $60.9 million upon adoption. It did not have an impact on the consolidated statement of operations for the three months ended March 31, 2019.

The impact on the consolidated balance sheet as of December 31, 2018 for the adoption of the new lease standard was as follows (in thousands):

	Balance at	Adjustments	Balance at
	December 31,	Due to	January 1,
	2018	ASC 842	2019
	(audited)
Assets
Operating lease right-of-use assets	$-	$61,268	$61,268
Other assets	365	(365)	-

Liabilities
Accounts payable	196	(196)	-
Operating lease current liabilities	-	18,315	18,315
Operating lease long-term liabilities	-	46,024	46,024
Other liabilities	3,240	(3,240)	-

The company’s leases do not specify an implicit interest rate. Therefore, the incremental borrowing rate was used based on information available at commencement date to determine the present value of future payments.

Practical Expedients

Under the new lease standard, companies may elect various practical expedients upon adoption. The company elected the package of practical expedients related to transition, which states that an entity need not reassess initial direct costs for existing leases, the lease classification for any expired or existing leases, and whether any expired or existing contracts are or contain leases.

The company elected to utilize a portfolio approach for lease classification, which allows for an entity to group together leases with similar characteristics provided that its application does not create a material difference when compared to accounting for the leases at a contract level. For railcar leases, the company elected to combine the railcars within each rider and account for each rider as an individual lease.

The company also elected the practical expedient for lessees to include both the lease and non-lease components as a single component and account for them as a lease. Certain of the company’s railcar agreements provide for maintenance costs to be the responsibility of the company as incurred or charged by the lessor. This maintenance cost is a non-lease component that the company elected to combine with the monthly rental payment and account for the total cost as operating lease expense. In addition, the company has a land lease that contains a non-lease component for the handling and unloading services the landlord provides. The company elected to combine the cost of services with the land lease cost and account for the total as operating lease expense.

A lessee may elect not to apply the recognition requirements in the new lease standard for short-term leases. Instead, the lease payments may be recognized into profit or loss on a straight-line basis over the lease term. The company has elected to use this short-term lease exemption, and therefore will not record a lease liability or right-of-use asset for leases with a term of one year or less. The company did not incur any short-term lease expense for the three months ended March 31, 2019.

Lease Expense

The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to 17.6 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.

The company may sublease certain of its railcars to third parties on a short-term basis. The subleases are classified as operating leases, with the associated sublease income being recognized on a straight-line basis over the lease term.

The components of lease expense are as follows (in thousands):

Three Months Ended
March 31, 2019
Lease expense
Operating lease expense	$5,549
Variable lease expense (1)	151
Total lease expense	$5,700

(1)

Represents amounts incurred in excess of the minimum payments required for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.

The company has additional railcar operating leases that will commence in the second quarter of 2019 to replace expiring leases, with estimated future minimum lease commitments of approximately of $6.7 million and lease terms of five years. The undiscounted amounts are not included in the tables above.

Supplemental cash flow information related to operating leases is as follows (in thousands):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,550

Supplemental balance sheet information related to operating leases is as follows:

March 31, 2019
Weighted average remaining lease term	6.8 years

Weighted average discount rate	5.46%

Aggregate minimum lease payments under the operating lease agreements for the remainder of 2019 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2019	$15,624
2020	17,049
2021	9,156
2022	7,130
2023	3,402
Thereafter	20,859
Total	73,220
Less: Present value discount	(13,582)
Lease liabilities	$59,638

Aggregate minimum lease payments remaining under the operating lease agreements under ASC 840, Leases as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,	Amount
2019	$23,552
2020	17,473
2021	9,812
2022	7,325
2023	3,594
Thereafter	28,542
Total	$90,298

Lease Revenue

As described in Note 2 – Revenue, the majority of the partnership’s segment revenue is generated though their storage and throughput services and rail transportation services agreements with Green Plains Trade and are accounted for as lease revenue. Leasing revenues do not represent revenues recognized from contracts with customers under ASC 606, and are accounted for under ASC 842, Leases. Lease revenue associated with agreements with Green Plains Trade are eliminated upon consolidation. The remaining lease revenue is not material to the company.

Refer to Note 2 – Revenue for further discussion on lease revenue.

Commodities

As of March 31, 2019, the company had contracted future purchases of grain, corn oil, natural gas, crude oil, ethanol, distillers grains and cattle, valued at approximately $356.9 million.

Legal

The company is currently involved in litigation that has arisen during the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

14.  RELATED PARTY TRANSACTIONS

Effective January 1, 2015, the company entered into two agreements with an entity controlled by Wayne Hoovestol for the lease of two aircrafts. Mr. Hoovestol is chairman of the company’s board of directors. The company agreed to pay $9,766 per month for the combined use of up to 125 hours per year of the aircrafts. Flight time in excess of 125 hours per year will incur additional hourly charges. Payments related to these leases totaled $34 thousand and $57 thousand during the three months ended March 31, 2019 and 2018, respectively. The company had $2 thousand in outstanding payables related to these agreements as of March 31, 2019 and no outstanding payables related to these agreements as of December 31, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this report together with our annual report on Form 10-K for the year ended December 31, 2018.

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

Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2018, or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to a number of economic conditions, including: competition in the ethanol industry and other industries in which we operate; commodity market risks, including those that may result from weather conditions; financial market risks; counterparty risks; risks associated with changes to government policy or regulation, including changes to tax laws; risks related to acquisition and disposition activities and achieving anticipated results; risks associated with merchant trading, cattle feeding operations and other factors detailed in reports filed with the SEC. Additional risks related to Green Plains Partners LP include compliance with commercial contractual obligations, potential tax consequences related to our investment in the partnership and risks disclosed in the partnership’s SEC filings associated with the operation of the partnership as a separate, publicly traded entity.

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

Results of Operations

During the first quarter of 2019, we continued to adjust our ethanol production in response to the weaker margin environment. As a result, we maintained an average utilization rate of approximately 56.0% of capacity, resulting in ethanol production of 155.0 mmg for the first quarter of 2019, compared with 280.4 mmg, or 76.5% of capacity, for the same quarter last year. Additionally, overall performance at our ethanol plants and cattle feeding operations were negatively impacted by severe weather and associated flooding in areas where we have plants or transport products, with the largest impact on our ability to transport products during the first quarter of 2019.

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 1.01 million barrels per day during the first quarter of 2019, which was 3% lower than the 1.04 million barrels for the first quarter of last year. Refiner and blender input volume increased 1% to 886 thousand barrels per day for the first quarter of 2019, compared with 875 thousand barrels per day for the same quarter last year. Gasoline demand for the first quarter of 2019 decreased 62 thousand barrels per day, or 1% compared to the same quarter last year. U.S. domestic ethanol ending stocks increased by approximately 1.6 million barrels, or 7%, to 24.0 million barrels for the first quarter of 2019. As of May 1, 2019, there were approximately 1,780 retail stations selling E15 in 31 states, up from 1,700 at the beginning of the year, according to Growth Energy.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports for 2018 were approximately 1.70 bgy, up 25% from 1.37 bgy for 2017. Brazil remained the largest export destination for U.S. ethanol, which accounted for 30% of domestic ethanol export volume despite the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of Foreign Trade, or CAMEX. Canada, India and South Korea accounted for 20%, 9% and 5%, respectively, of U.S. ethanol exports.

On April 1, 2018, China announced it would add an additional 15% tariff to the existing 30% tariff it had earlier imposed on ethanol imports from the United States and Brazil. China later raised the tariff further to 70% as the trade war escalated. In April 2019, the Trump administration announced a potential meeting with Chinese President Xi in May of 2019 to complete the trade agreement between the U.S. and China.

The cost to produce the equivalent amount of starch found in sugar from $3.50-per-bushel corn is 7 cents per pound. The average price of sugar remained at approximately 13 cents per pound during the first quarter of 2019. We currently estimate that net ethanol exports will reach between 1.6 billion gallons and 1.7 billion gallons in 2019 based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

Co-Product Supply and Demand

During the first quarter of 2019, the market sentiment for cattle feeding improved as forward margins expanded, feeder supplies remain robust, and feed costs remain stable with a large domestic feed grain balance sheet. Corn prices traded near three year lows, according to the Chicago Mercantile Exchange. Domestic beef consumption per capita in 2019 is projected to increase 0.4 pounds to 57.6 pounds compared with 2018. Export demand for beef is forecasted to increase approximately 3.1% in 2019 compared with 2018 according to the USDA.

Cow-calf operations continue to be profitable, which has supported a period of expansion. Flooding in the northern plains and Midwest regions of the U.S. have resulted in some herd losses, but the extent of these losses is not well known at this time. Year-to-date domestic cattle on feed increased 2% to 12.0 million head through April 1, 2019, compared to the same period last year.

Packer demand was driven by strong margins during the first quarter of 2019. Total steer and heifer slaughter through the end of March of 2019 increased 1.7% compared with the first three months of 2018. Slaughter capacity constraints, primarily due to labor shortages, have limited the packers’ ability to increase slaughter rates at the same pace as cattle on feed inventories, resulting in higher packer margins. However, these higher margins should incentivize the packers to increase slaughter capacity, which will be crucial for cattle feeding margins moving forward.

The U.S. looks poised to grow its global market share for animal protein while Australia continues to struggle with drought conditions, and African Swine Fever (“ASF”) issues in China should result in larger world export demand for animal protein from the U.S.

Year-to-date U.S. distillers grains exports through December 31, 2018, were 11.9 million metric tons, or 7.3% higher than the same period last year, according to the USDA Foreign Agriculture Service. Shipments of distillers grains to Southeast Asia increased 69% year over year due to growing demand for protein, which helped keep export volumes in line with last year. Mexico, Vietnam, South Korea, Thailand, Turkey and Indonesia, accounted for approximately 61% of total U.S. distillers export volumes.

While ASF may have a positive impact on animal protein demand from the U.S., it may have a negative impact on distillers grains exports and domestic usage. ASF may depress soybean meal demand in China which could make the animal feed more price competitive to distillers grains and allow for substitution of high-protein soybean meal worldwide.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. This Congress may consider legislation that would impact the RFS. Various bills have been discussed in the House and Senate which would eliminate the RFS entirely,  eliminate the corn based ethanol portion of the mandate, or make it more difficult to sell fuel blends with higher levels of ethanol. However, we believe it is unlikely these bills will be passed in a divided Congress.

Federal mandates supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. CAFE, which was first enacted by Congress in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks, provides a 54% efficiency bonus to flexible-fuel vehicles running on E85. Another important factor is a waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold year-round, even though it exceeds the Reid Vapor Pressure limitation of nine pounds per square inch. In proposed rule-making, the EPA has proposed to extend the One-Pound Waiver to E15 so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season.

The EPA accepted comments on its proposed rule until April 29, 2019, and is working to finalize the rule consistent with the U.S. President’s stated goal of having a final rule out before the start of summer driving season on June 1, 2019. Any final rule from the agency is susceptible to legal challenges. The proposed rule also contains certain RIN reform changes that could reduce RIN values and subsequently reduce incentives for higher ethanol blends, including E15.

When the RFS II was passed in 2007 and rulemaking finalized in October 2010, the required volume of conventional renewable fuel to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015. In November 2018, the EPA announced it would maintain the 15.0 billion gallon mandate for conventional ethanol in 2019.

The EPA has the authority to waive the mandates in whole or in part if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or environment. According to the RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. While conventional ethanol maintained 15 billion gallons, 2019 is the second year that the total proposed RVOs are more than 20% below statutory volumes levels. Thus, the EPA Administrator has directed his staff to initiate a reset rulemaking, wherein the EPA will modify statutory volumes through 2022, based on the same factors used to set the RVOs post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development.

The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by ethanol producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties.

The EPA can, in consultation with the Department of Energy, waive the obligation for individual refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, the refineries must be under total throughput of 75,000 barrels per day and state their case for an exemption in an application to the EPA each year.

The Trump administration waived the obligation for 19 of 20 applicants for compliance year 2016, totaling 790 million gallons, and 35 of 37 for compliance year 2017, totaling 1.82 billion gallons. This effectively reduces the annual RVO by that amount, since the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly to under $0.20. Since higher RIN values help to make higher blends of ethanol more cost effective, lower RIN values could negatively impact retailer and consumer adoption of E15 and higher blends. There are 39 waiver applications pending for compliance year 2018.

Biofuels groups have filed a lawsuit in the U.S. Federal District Court for the D.C. Circuit, challenging the 2019 RVO rule over the EPA’s failure to address small refinery exemptions in the rulemaking. This is the first RFS rulemaking since the expanded use of the exemptions came to light, however the EPA has refused to cap the number of waivers it grants or how it accounts for the retroactive waivers in its percentage standard calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. The current approach accomplishes the opposite. Even if all the obligated parties comply with their respective percentage obligations for

2019, the nation’s overall supply of renewable fuel will not meet the total volume requirements set by the EPA. We believe this undermines Congressional intent of demand pressure creation and an increased consumption of renewable fuels. Biofuels groups argue the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.

In another case, on July 28, 2017, the U.S. Federal District Court for the D.C. Circuit ruled in favor of the Americans for Clean Energy and its petitioners against the EPA related to its decision to lower the 2016 volume requirements. The Court concluded the EPA erred in how it interpreted the “inadequate domestic supply” waiver provision of RFS II, which authorizes the EPA to consider supply-side factors affecting the volume of renewable fuel available to refiners, blenders and importers to meet statutory volume requirements. The waiver provision does not allow the EPA to consider the volume of renewable fuel available to consumers or the demand-side constraints that affect the consumption of renewable fuel by consumers. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through its waiver authority, which the EPA is expected to address. We believe this decision to confine the EPA’s waiver analysis to supply considerations benefits the industry overall and expect the primary impact will be on the RINs market. The EPA has not yet accounted for the 500 million gallons that the Court in the Americans for Clean Energy case directed, though they have indicated they will include it in the reset rulemaking or the 2020 RVOs.

Government actions abroad can significantly impact the demand for U.S. ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during fiscal year 2018 due to a 30% tariff, which increased to 70% in early 2018, imposed on the U.S. There is no assurance that China’s joint plan will lead to increased imports of U.S. ethanol. Our exports also face tariffs, rate quotas, countervailing duties, and other hurdles in Brazil, the European Union, India, Peru, and elsewhere, which limits our ability to compete in some markets.

In Brazil, the Secretary of Foreign Trade issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter in September 2017. The ruling is valid for two years, and is set to expire at the end of August 2019. In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by nine lawsuits. Four cases were dismissed. The five remaining cases follow one of two tracks: 1) to determine the constitutionality of the CRE regulation, or 2) to determine the benefits, or lack thereof, of introducing E10 to Mexico. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018 making it legal to blend and sell E10 by PEMEX throughout Mexico except for its three largest metropolitan areas. U.S. ethanol exports to Mexico totaled 29.4 mmg in 2018.

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

The three months ended March 31, 2019 do not include operations of the Bluffton, Lakota, Hopewell and Riga ethanol plants which were either permanently closed or sold during the fourth quarter of 2018. Additionally, the three months ended March 31, 2019 do not include Fleischmann’s Vinegar operations, which was also sold in the fourth quarter of 2018.

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

Corporate activities include selling, general and administrative expenses, consisting primarily of compensation, professional fees and overhead costs not directly related to a specific operating segment. When we evaluate segment performance, we review the following segment information as well as earnings before interest, income taxes, depreciation and amortization,  excluding amortization of operating lease right-of-use assets and amortization of debt issuance costs, or EBITDA.

The company also owns a 90.0% interest in BioProcess Algae, a joint venture formed in 2008. Beginning April 1, 2016, we consolidate the financial results of BioProcess Algae, and record a noncontrolling interest for the economic interest in the joint venture held by others.

As of March 31, 2019, we, together with our subsidiaries, own a 49.1% limited partner interest and a 2.0% general partner interest in the partnership and own all of the partnership’s incentive distribution rights, with the remaining 48.9% limited partner interest owned by public common unitholders. We consolidate the financial results of the partnership, and record a noncontrolling interest for the economic interest in the partnership held by the public common unitholders.

Segment Results

The selected operating segment financial information are as follows (in thousands):

	Three Months Ended March 31,		%
	2019	2018	Variance
Revenues:
Ethanol production:
Revenues from external customers	$268,716	$563,763	(52.3%)
Intersegment revenues	2,117	1,953	8.4
Total segment revenues	270,833	565,716	(52.1)
Agribusiness and energy services:
Revenues from external customers	162,795	201,787	(19.3)
Intersegment revenues	6,413	11,429	(43.9)
Total segment revenues	169,208	213,216	(20.6)
Food and ingredients:
Revenues from external customers	208,499	278,109	(25.0)
Intersegment revenues	38	42	(9.5)
Total segment revenues	208,537	278,151	(25.0)
Partnership:
Revenues from external customers	2,305	1,628	41.6
Intersegment revenues	18,782	24,257	(22.6)
Total segment revenues	21,087	25,885	(18.5)
Revenues including intersegment activity	669,665	1,082,968	(38.2)
Intersegment eliminations	(27,350)	(37,681)	(27.4)
Revenues as reported	$642,315	$1,045,287	(38.6%)

	Three Months Ended March 31,		%
	2019	2018	Variance
Cost of goods sold:
Ethanol production	$293,487	$564,559	(48.0%)
Agribusiness and energy services	159,626	201,712	(20.9)
Food and ingredients	206,073	259,765	(20.7)
Partnership	-	-	*
Intersegment eliminations	(23,611)	(37,701)	(37.4)
	$635,575	$988,335	(35.7%)

	Three Months Ended March 31,		%
	2019	2018	Variance
Operating income (loss):
Ethanol production	$(44,192)	$(27,529)	60.5%
Agribusiness and energy services	5,304	7,064	(24.9)
Food and ingredients	(1,432)	12,585	(111.4)
Partnership	12,551	15,360	(18.3)
Intersegment eliminations	(3,677)	68	*
Corporate activities	(8,559)	(11,473)	25.4
	$(40,005)	$(3,925)	*

	Three Months Ended March 31,		%
	2019	2018	Variance
EBITDA:
Ethanol production	$(28,503)	$(7,095)	*
Agribusiness and energy services	5,862	7,702	(23.9)
Food and ingredients	257	15,997	(98.4)
Partnership	13,771	16,623	(17.2)
Intersegment eliminations	(3,677)	68	*
Corporate activities	(6,379)	(10,175)	37.3
	$(18,669)	$23,120	*

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

The following table reconciles net loss to EBITDA (in thousands):

	Three Months Ended March 31,
	2019	2018
Net loss	$(37,871)	$(19,455)
Interest expense	14,427	22,128
Income tax benefit	(14,460)	(6,027)
Depreciation and amortization (1)	19,235	26,474
EBITDA	$(18,669)	$23,120

(1)	Excludes the amortization of operating lease right-of-use assets and amortization of debt issuance costs.

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Consolidated Results

Consolidated revenues decreased $403.0 million for the three months ended March 31, 2019 compared with the same period in 2018 primarily due to the disposition of three ethanol plants and the sale of Fleischmann’s Vinegar during the fourth quarter of 2018 as well as lower production volumes at our remaining plants.

Operating income decreased $36.1 million and EBITDA decreased $41.8 million for the three months ended March 31, 2019 compared with the same period last year primarily due to lower volume and decreased margins on ethanol production and cattle as well as the disposition of Fleischmann’s Vinegar during the fourth quarter of 2018. Interest expense decreased $7.7 million for the three months ended March 31, 2019, compared with the same period in 2018, primarily due to the repayment of the $500 million senior secured term loan during the fourth quarter of 2018. Income tax benefit was $14.5 million for the three months ended March 31, 2019 compared with $6.0 million for the same period in 2018.

The following discussion provides greater detail about our first quarter segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Three Months Ended March 31,
	2019	2018	% Variance

Ethanol sold
(thousands of gallons)	155,040	280,410	(44.7)
Distillers grains sold
(thousands of equivalent dried tons)	398	747	(46.7)
Corn oil sold
(thousands of pounds)	34,983	69,134	(49.4)
Corn consumed
(thousands of bushels)	54,041	97,283	(44.4)

Revenues in our ethanol production segment decreased $294.9 million for the three months ended March 31, 2019 compared with the same period in 2018 primarily due to the disposition of three ethanol plants during the fourth quarter of 2018 as well as lower production volumes of ethanol, distillers grains and corn oil due to the depressed margin environment.

Cost of goods sold for our ethanol production segment decreased $271.1 million for the three months ended March 31, 2019 compared with the same period last year primarily due to the disposition of three ethanol plants in addition to lower production volumes. As a result of the factors identified above, operating income decreased $16.7 million and EBITDA decreased $21.4 million for the three months ended March 31, 2019 compared with the same period in 2018. Depreciation and amortization expense for the segment was $15.3 million for the three months ended March 31, 2019 compared with $20.4 million for the same period last year, primarily due to the disposition of three ethanol plants during the fourth quarter of 2018.

Agribusiness and Energy Services Segment

Revenues in our agribusiness and energy services segment decreased $44.0 million while both operating income and EBITDA decreased by $1.8 million for the three months ended March 31, 2019 compared with the same period in 2018. The decrease in revenues was primarily due to a decrease in ethanol, distillers grain and corn oil production and trading activity, as well as lower average realized prices for ethanol. Operating income and EBITDA decreased primarily as a result of decreased margins.

Food and Ingredients Segment

Revenues in our food and ingredients segment decreased $69.6 million for the three months ended March 31, 2019 compared with the same period in 2018. The decrease in revenues was primarily due to the sale of Fleischmann’s Vinegar during the fourth quarter of 2018, as well as a decrease in cattle volumes sold during the three months ended March 31, 2019. Cattle head sold for the three months ended March 31, 2019 and 2018 was approximately 127,000 and 137,000, respectively.

Operating income decreased by $14.0 million and EBITDA decreased $15.7 million for the three months ended March 31, 2019 compared with the same period in 2018 primarily due to the sale of Fleischmann’s Vinegar during the fourth quarter of 2018 as well as the decrease in cattle volumes outlined above. Overall performance at our cattle feeding operations was negatively impacted by severe winter weather and abnormally negative basis during the first quarter of 2019.

Partnership Segment

Revenues generated by our partnership segment decreased $4.8 million for the three months ended March 31, 2019 compared to the same period of 2018, primarily due to lower storage and throughput volumes due to disposition of three ethanol plants during the fourth quarter of 2018 as well as lower production at our remaining plants and lower revenues generated from rail transportation services due to the assignment of various railcar operating leases as part of the disposition.

Operating income decreased $2.8 million and EBITDA decreased $2.9 million for the three months ended March 31, 2019 compared with the same period in 2018 primarily due to the factors described above.

Intersegment Eliminations

Intersegment eliminations of revenues decreased by $10.3 million for the three months ended March 31, 2019 compared with the same period in 2018 due to a decrease in storage and throughput fees paid to the partnership segment as well as decreased intersegment corn purchases and marketing fees within the agribusiness and energy services segment.

Corporate Activities

Operating income was impacted by a decrease in operating expenses for corporate activities of $2.9 million for the three months ended March 31, 2019 compared with the same period in 2018 primarily due to decreased selling, general and administrative expenses primarily as a result of a workforce reduction which occurred as part of our portfolio optimization program in the last half of 2018.

Income Taxes

We recorded income tax benefit of $14.5 million for the three months ended March 31, 2019, compared with $6.0 million for the same period in 2018. The increase in income tax benefit was due to a higher loss before income taxes for the three months ended March 31, 2019.

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

On March 31, 2019, we had $214.1 million in cash and equivalents, excluding restricted cash, consisting of $183.5 million held at our parent company and the remainder held at our subsidiaries. Additionally, we had $59.2 million in restricted cash at March 31, 2019. We also had $472.8 million available under our committed revolving credit agreements, some of which were subject to restrictions or other lending conditions. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At March 31, 2019, our subsidiaries had approximately $143.6 million of net assets that were not available to us in the form of dividends, loans or advances due to restrictions contained in their credit facilities.

Net cash used in operating activities was $20.8 million for the three months ended March 31, 2019 compared with $41.1 million for the same period in 2018. Operating activities compared to the prior year were primarily affected by changes in working capital as well as decreases in operating income when compared to the same period of the prior year. Net cash used in investing activities was $7.7 million for the three months ended March 31, 2019 compared with $0.9 million for the same period in 2018, due primarily to capital expenditures at our existing ethanol plants partially offset by cash received from working capital adjustments pertaining to the sale of three ethanol plants and cash received from other investing activities in 2018. Net cash used in financing activities was $16.5 million for the three months ended March 31, 2019 compared with $5.2 million for the same period in 2018, with the increase in cash used resulting from a decrease in net borrowings.

Additionally, Green Plains Trade, Green Plains Cattle and Green Plains Grain use revolving credit facilities to finance working capital requirements. We frequently draw from and repay these facilities which results in significant cash movements reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

We incurred capital expenditures of $10.8 million in the first three months of 2019 primarily for a high-protein expansion project at one of our ethanol plants, and for various maintenance projects. Capital spending for the remainder of 2019 is expected to be approximately $40.0 million for various projects, which are expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

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

We have paid a quarterly cash dividend since August 2013 and anticipate declaring a cash dividend in future quarters on a regular basis. Future declarations of dividends, however, are subject to board approval and may be adjusted as our liquidity, business needs or market conditions change. On February 7, 2019, our board of directors declared a quarterly cash dividend of $0.12 per share. The dividend was paid on March 15, 2019, to shareholders of record at the close of business on February 22, 2019.

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement requires the partnership to distribute all available cash, as defined, to its partners, including us, within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. On April 18, 2019, the board of directors of the general partner of the partnership declared a cash distribution of $0.475 per unit on outstanding common and subordinated units. The distribution is payable on May 10, 2019, to unitholders of record at the close of business on May 3, 2019.

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The company did not repurchase any shares during the first quarter of 2019. To date, we have repurchased 1,119,349 of common stock for approximately $19.7 million under the program.

We believe we have sufficient working capital for our existing operations. Furthermore, our liquidity position was improved as a result of the sale of three of our ethanol plants as well as the sale of Fleischmann’s Vinegar during the fourth quarter of 2018. The majority of net cash proceeds from the sales, net of fees and taxes, was used to pay off the outstanding term loan balance. A continued sustained period of unprofitable operations, however, may strain our liquidity making it difficult to maintain compliance with our financing arrangements. We may sell additional assets or equity or borrow capital to improve or preserve our liquidity, expand our business or acquire existing businesses. We cannot provide assurance that we will be able to secure funding necessary for additional working capital or these projects at reasonable terms, if at all.

Debt

For additional information related to our debt, see Note 8 – Debt included as part of the notes to consolidated financial statements and Note 12 – Debt included as part of the notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018.

We were in compliance with our debt covenants at March 31, 2019. Based on our forecasts, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.

As outlined in Note 8 - Debt, we use LIBOR as a reference rate for certain revolving credit facilities. LIBOR is set to be phased out at the end of 2021. At this time, it is not possible to predict the effect of this change or the alternative reference rate to be used. We will need to renegotiate certain credit facilities to determine the interest rate to replace LIBOR with the new standard that is established. As such, the potential effect of any such event on interest expense cannot yet be determined.

Corporate Activities

During the three months ended September 30, 2018, we entered into exchange agreements with certain beneficial owners of our outstanding 3.25% convertible senior notes due 2018 (the “Old Notes”), pursuant to which such investors exchanged

$56.8 million in aggregate principal amount of the Old Notes for $56.8 million in aggregate principal amount of notes due October 1, 2019 (the “New Notes”).

The New Notes are senior, unsecured obligations of the company and bear interest at a rate of 3.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2018.  Interest on the New Notes accrued from, and including, April 1, 2018. The New Notes will mature on October 1, 2019, unless earlier converted. Holders of New Notes may convert their New Notes, at their option, in integral multiples of $1,000 principal amount, at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date of the New Notes. The conversion rate for the New Notes will initially be 50.6481 shares of the company’s common stock per $1,000 principal amount of New Notes, which corresponds to an initial conversion price of approximately $19.74 per share of the company’s common stock. The conversion rate will be subject to adjustment upon the occurrence of certain events. Upon conversion of the convertible notes, the company will settle its conversion obligation by delivering shares of its common stock at the applicable conversion rate, together with cash in lieu of any fractional share.

We do not have the right to redeem the New Notes at its election before their maturity. The New Notes are subject to customary provisions providing for the acceleration of their principal and interest upon the occurrence of events that constitute an “event of default.”  Events of default include, among other events, certain payment defaults, defaults in settling conversions, certain defaults under our other indebtedness and certain insolvency-related events. Upon maturity, we will settle the New Notes in cash. At March 31, 2019, the outstanding principal balance was $54.6 million on the New Notes.

In August 2016, we issued $170.0 million of 4.125% convertible senior notes due in 2022, or 4.125% notes, which are senior, unsecured obligations with interest payable on March 1 and September 1 of each year. Prior to March 1, 2022, the 4.125% notes are not convertible unless certain conditions are satisfied. The initial conversion rate is 35.7143 shares of common stock per $1,000 of principal which is equal to a conversion price of approximately $28.00 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, including when the quarterly cash dividend exceeds $0.12 per share. We may settle the 4.125% notes in cash, common stock or a combination of cash and common stock. At March 31, 2019, the outstanding principal balance was $144.3 million on the 4.125% notes.

Ethanol Production Segment

We have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.

Agribusiness and Energy Services Segment

Green Plains Grain has a $125.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in July of 2019. This facility can be increased by up to $75.0 million with agent approval and up to $50.0 million for seasonal borrowings. Total commitments outstanding under the facility cannot exceed $250.0 million. At March 31, 2019, the outstanding principal balance was $37.0 million on the facility and the interest rate was 5.53%.

Green Plains Grain has entered into short-term inventory financing agreements with a financial institution. The company has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. The company had no short-term notes payable related to these inventory financing agreements as of March 31, 2019.

Green Plains Trade has a $300.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in July of 2022. This facility can be increased by up to $70.0 million with agent approval. Advances are subject to variable interest rates equal to a daily LIBOR rate plus 2.25% or the base rate plus 1.25%. The unused portion of the credit facility is also subject to a commitment fee of 0.375% per annum. At March 31, 2019, the outstanding principal balance was $87.2 million on the facility and the interest rate was 4.73%.

Green Plains Commodity Management has an uncommitted $20.0 million revolving credit facility which matures April 30, 2023 to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to LIBOR plus 1.75%. At March 31, 2019, the outstanding principal balance was $9.3 million on the facility and the interest rate was 4.17%.

Food and Ingredients Segment

Green Plains Cattle has a $500.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in April of 2020. This facility can be increased by up to $100.0 million with agent approval and includes a swing-line sublimit of $20.0 million. At March 31, 2019, the outstanding principal balance was $393.0 million on the facility and our interest rate was 4.50%.

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

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a $200.0 million revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The credit facility can be increased by an additional $20.0 million without the consent of the lenders. At March 31, 2019, the outstanding principal balance of the facility was $135.0 million and our interest rate was 5.51%.

Contractual Obligations

Contractual obligations as of March 31, 2019, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term and short-term debt obligations (1)	$914,178	$584,548	$137,394	$172,015	$20,221
Interest and fees on debt obligations (2)	72,524	41,148	18,293	5,177	7,906
Operating lease obligations (3)	73,220	20,019	23,639	9,133	20,429
Other	22,261	3,907	5,715	2,975	9,664
Purchase obligations:
Forward grain purchase contracts (4)	178,329	173,819	2,593	1,917	-
Other commodity purchase contracts (5)	178,568	166,905	9,346	2,317	-
Other	79	79	-	-	-
Total contractual obligations	$1,439,159	$990,425	$196,980	$193,534	$58,220

(1)	Includes the current portion of long-term debt and future finance lease obligations and excludes the effect of any debt discounts and issuance costs.
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

Critical Accounting Policies and Estimates

Key accounting policies, including those relating to revenue recognition, depreciation of property and equipment, carrying value of intangible assets, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. Information about our critical accounting policies and estimates are included in our annual report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We use various financial instruments to manage and reduce our exposure to various market risks, including changes in commodity prices and interest rates. We conduct all of our business in U.S. dollars and are not currently exposed to foreign currency risk.

Interest Rate Risk

We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or LIBOR. A 10% increase in interest rates would affect our interest cost by approximately $3.2 million per year. At March 31, 2019, we had $883.3 million in debt, $661.5 million of which had variable interest rates.

For additional information related to our debt, see Note 8 – Debt included as part of the notes to consolidated financial statements and Note 12 – Debt included as part of the notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018.

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

To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, corn oil, natural gas and cattle, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three months ended March 31, 2019, revenues included net losses of $28.7 million and cost of goods sold included net gains of $3.9 million associated with derivative financial instruments.

Ethanol Production Segment

In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. To reduce commodity price risk caused by market fluctuations, we enter into exchange-traded futures and options contracts that serve as economic hedges.

Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on March 31, 2019, which is as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price

Ethanol	1,123,000	Gallons	$122,793
Corn	387,000	Bushels	$106,253
Distillers grains	2,900	Tons (2)	$26,398
Corn oil	292,000	Pounds	$6,031
Natural gas	31,200	MmBTU	$4,922

(1) Estimated volumes assume production at full capacity.

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $2.4 million for grain at March 31, 2019. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $0.2 million.

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $1.6 million for cattle at March 31, 2019. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $0.1 million.

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $11.7 million for grain and other cattle feed at March 31, 2019. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $0.9 million.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There were no material changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we properly assessed the impact of the new lease accounting standard on our financial statements to facilitate the adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of this standard.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently involved in litigation that has arisen during the ordinary course of business. We do not believe this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.  Risk Factors.

Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2018, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. Investors should also carefully consider the discussion of risks with the partnership under the heading “Risk Factors” and other information in their annual report on Form 10-K for the year ended December 31, 2018. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations.

The following table lists the shares that were surrendered during the first quarter of 2019:

Period	Total Number of Shares Withheld for Employee Awards	Average Price Paid per Share
January 1 - January 31	-	$-
February 1 - February 28	53,690	14.44
March 1 - March 31	74,317	16.18
Total	128,007	$15.45

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. We did not repurchase any shares during the first quarter of 2019. Approximately $80.3 million of shares are remaining to be repurchased under the program.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description of Exhibit
*10.1	Side Letter Agreement dated October 22, 2018 by and between the company and Kenneth M. Simril
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

* Represents management compensatory contracts

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 9, 2019	GREEN PLAINS INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: May 9, 2019	By: /s/ John W. Neppl _ John W. Neppl Chief Financial Officer (Principal Financial Officer)