Form 10-Q
period 2019-06-30
Green Plains Inc.
filed 2019-08-06
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019

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

☐ Yes ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of August 2, 2019, was 38,186,133 shares.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$193,280	$251,683
Restricted cash	40,628	66,512
Accounts receivable, net of allowances of $193 and $194, respectively	108,700	100,361
Income taxes receivable	12,879	12,418
Inventories	658,506	734,883
Prepaid expenses and other	11,993	14,470
Derivative financial instruments	60,202	26,315
Total current assets	1,086,188	1,206,642
Property and equipment, net of accumulated depreciation and amortization of $467,212 and $430,405, respectively	872,154	886,576
Operating lease right-of-use assets	58,092	-
Goodwill	34,689	34,689
Deferred income taxes	3,582	-
Other assets	86,022	88,525
Total assets	$2,140,727	$2,216,432

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$105,802	$156,901
Accrued and other liabilities	59,863	58,973
Derivative financial instruments	9,670	24,776
Operating lease current liabilities	16,667	-
Short-term notes payable and other borrowings	523,529	538,243
Current maturities of long-term debt	1,225	54,807
Total current liabilities	716,756	833,700
Long-term debt	370,880	298,190
Deferred income taxes	5,478	10,123
Operating lease long-term liabilities	44,108	-
Other liabilities	8,931	11,430
Total liabilities	1,146,153	1,153,443

Commitments and contingencies (Note 13)

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,918,984 and 46,637,549 shares issued, and 38,186,133 and 41,101,975 shares outstanding, respectively	47	47
Additional paid-in capital	726,068	696,222
Retained earnings	226,869	324,728
Accumulated other comprehensive income (loss)	24,177	(16,016)
Treasury stock, 8,732,851 and 5,535,574 shares, respectively	(98,032)	(58,162)
Total Green Plains stockholders' equity	879,129	946,819
Noncontrolling interests	115,445	116,170
Total stockholders' equity	994,574	1,062,989
Total liabilities and stockholders' equity	$2,140,727	$2,216,432

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Product revenues	$894,161	$985,217	$1,534,171	$2,028,876
Service revenues	1,692	1,620	3,997	3,248
Total revenues	895,853	986,837	1,538,168	2,032,124

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	888,257	910,625	1,523,832	1,898,960
Operations and maintenance expenses	6,234	7,893	13,098	16,293
Selling, general and administrative expenses	21,648	29,731	42,294	55,734
Depreciation and amortization expenses	19,094	26,823	38,329	53,297
Total costs and expenses	935,233	975,072	1,617,553	2,024,284
Operating income (loss)	(39,380)	11,765	(79,385)	7,840

Other income (expense)
Interest income	923	709	2,186	1,346
Interest expense	(15,969)	(22,021)	(30,396)	(44,149)
Other, net	(406)	2,545	432	2,479
Total other expense	(15,452)	(18,767)	(27,778)	(40,324)
Loss before income taxes	(54,832)	(7,002)	(107,163)	(32,484)
Income tax benefit	14,653	10,753	29,113	16,780
Net income (loss)	(40,179)	3,751	(78,050)	(15,704)
Net income attributable to noncontrolling interests	5,163	4,745	10,091	9,407
Net loss attributable to Green Plains	$(45,342)	$(994)	$(88,141)	$(25,111)

Earnings per share:
Net loss attributable to Green Plains - basic	$(1.13)	$(0.02)	$(2.19)	$(0.63)
Net loss attributable to Green Plains - diluted	$(1.13)	$(0.02)	$(2.19)	$(0.63)
Weighted average shares outstanding:
Basic	40,081	40,194	40,200	40,168
Diluted	40,081	40,194	40,200	40,168

Cash dividend declared per share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(40,179)	$3,751	$(78,050)	$(15,704)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during the period, net of tax benefit (expense) of ($9,884), $1,145, ($7,804) and ($3,971), respectively	33,260	(4,277)	26,377	12,873
Reclassification of realized losses (gains) on derivatives, net of tax benefit (expense) of ($947), $185, ($4,087) and $365, respectively	3,440	(581)	13,816	(1,184)
Total other comprehensive income (loss), net of tax	36,700	(4,858)	40,193	11,689
Comprehensive loss	(3,479)	(1,107)	(37,857)	(4,015)
Comprehensive income attributable to noncontrolling interests	5,163	4,745	10,091	9,407
Comprehensive loss attributable to Green Plains	$(8,642)	$(5,852)	$(47,948)	$(13,422)

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(78,050)	$(15,704)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,329	53,297
Amortization of debt issuance costs and debt discount	10,306	7,515
Gain from insurance proceeds	-	(2,624)
Deferred income taxes	(27,543)	(23,061)
Stock-based compensation	4,809	5,435
Undistributed equity loss of affiliates	109	239
Other	1,328	-
Changes in operating assets and liabilities before effects of business combinations and dispositions:
Accounts receivable	(11,312)	14,054
Inventories	76,791	88,450
Derivative financial instruments	3,088	1,513
Prepaid expenses and other assets	2,830	2,797
Accounts payable and accrued liabilities	(51,901)	(96,295)
Current income taxes	(2,137)	10,540
Other	1,144	(297)
Net cash provided by (used in) operating activities	(32,209)	45,859

Cash flows from investing activities:
Purchases of property and equipment, net	(23,467)	(14,640)
Proceeds from the sale of assets, net	3,155	-
Acquisition of businesses, net of cash acquired	-	(1,629)
Investments in unconsolidated subsidiaries	-	(2,253)
Other investing activities	-	7,500
Net cash used in investing activities	(20,312)	(11,022)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	147,700	42,300
Payments of principal on long-term debt	(45,125)	(43,370)
Proceeds from short-term borrowings	1,444,516	2,089,208
Payments on short-term borrowings	(1,518,008)	(2,158,274)
Payments for repurchase of common stock	(39,870)	-
Payments of cash dividends and distributions	(20,692)	(20,580)
Proceeds from disgorgement of shareholder short-swing profits	6,699	-
Payments of loan fees	(4,892)	(2,622)
Payments related to tax withholdings for stock-based compensation	(2,094)	(3,013)
Proceeds from exercise of stock options	-	150
Net cash used in financing activities	(31,766)	(96,201)

Net change in cash, cash equivalents and restricted cash	(84,287)	(61,364)
Cash, cash equivalents and restricted cash, beginning of period	318,195	312,360
Cash, cash equivalents and restricted cash, end of period	$233,908	$250,996

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Six Months Ended June 30,
	2019	2018
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$193,280	$235,133
Restricted cash	40,628	15,863
Total cash, cash equivalents and restricted cash	$233,908	$250,996

Non-cash financing activity:
Exchange of common stock held in treasury stock for 3.25% convertible notes due 2018	$-	$1

Supplemental investing and financing activities:
Assets acquired in acquisitions, net of cash	$-	$1,629

Supplemental disclosures of cash flow:
Cash paid (refunded) for income taxes	$564	$(3,163)
Cash paid for interest	$23,039	$36,923

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

Consolidated Financial Statements

The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis. The company owns a 49.1% limited partner interest and a 2.0% general partner interest in Green Plains Partners LP. Public investors own the remaining 48.9% limited partner interest in the partnership. The company determined that the limited partners in the partnership with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact partnership’s economic performance; therefore, the partnership is considered a variable interest entity. The company, through its ownership of the general partner interest in the partnership, has the power to direct the activities that most significantly affect economic performance and is obligated to absorb losses and has the right to receive benefits that could be significant to the partnership. Therefore, the company is considered the primary beneficiary and consolidates the partnership in the company’s financial statements. The assets of the partnership cannot be used by the company for general corporate purposes. The partnership’s consolidated total assets as of June 30, 2019 and December 31, 2018, excluding intercompany balances, are $103.2 million and $67.3 million, respectively, and primarily consist of property and equipment, operating lease right-of-use assets and goodwill. The partnership’s consolidated total liabilities as of June 30, 2019 and December 31, 2018, excluding intercompany balances, are $196.6 million and $152.9 million, respectively, which primarily consist of long-term debt as discussed in Note 8 – Debt and operating lease liabilities. The liabilities recognized as a result of consolidating the partnership do not represent additional claims on our general assets. The company also owns a 90.0% interest in BioProcess Algae, a joint venture formed in 2008, and consolidates their results in its consolidated financial statements.

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

Revenue by Source

The following tables disaggregate revenue by major source for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019
	Ethanol Production	Agribusiness & Energy Services	Food & Ingredients	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$-	$-	$-	$-	$-	$-
Distillers grains	12,315	-	-	-	-	12,315
Cattle	-	-	270,971	-	-	270,971
Service revenues	-	-	-	1,608	-	1,608
Other	1,773	442	-	-	-	2,215
Intersegment revenues	1,435	-	38	1,843	(3,316)	-
Total revenues from contracts with customers	15,523	442	271,009	3,451	(3,316)	287,109
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	355,385	136,225	-	-	-	491,610
Distillers grains	64,069	8,833	-	-	-	72,902
Corn oil	12,993	10,463	-	-	-	23,456
Grain	-	17,987	-	-	-	17,987
Cattle	-	-	(85)	-	-	(85)
Other	903	1,887	-	-	-	2,790
Intersegment revenues	2,070	9,131	-	-	(11,201)	-
Total revenues from contracts accounted for as derivatives	435,420	184,526	(85)	-	(11,201)	608,660
Leasing revenues under ASC 842 (2):	-	-	-	17,374	(17,290)	84
Total Revenues	$450,943	$184,968	$270,924	$20,825	$(31,807)	$895,853

	Six Months Ended June 30, 2019
	Ethanol Production	Agribusiness & Energy Services	Food & Ingredients	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$620	$-	$-	$-	$-	$620
Distillers grains	29,993	-	-	-	-	29,993
Cattle	-	-	493,875	-	-	493,875
Service revenues	-	-	-	3,691	-	3,691
Other	2,008	620	-	-	-	2,628
Intersegment revenues	1,463	-	76	3,221	(4,760)	-
Total revenues from contracts with customers	34,084	620	493,951	6,912	(4,760)	530,807
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	556,543	213,302	-	-	-	769,845
Distillers grains	98,715	24,242	-	-	-	122,957
Corn oil	21,607	17,434	1,451	-	-	40,492
Grain	-	38,736	-	-	-	38,736
Cattle	-	-	(15,941)	-	-	(15,941)
Other	6,668	44,298	-	-	-	50,966
Intersegment revenues	4,159	15,544	-	-	(19,703)	-
Total revenues from contracts accounted for as derivatives	687,692	353,556	(14,490)	-	(19,703)	1,007,055
Leasing revenues under ASC 842 (2):	-	-	-	35,000	(34,694)	306
Total Revenues	$721,776	$354,176	$479,461	$41,912	$(59,157)	$1,538,168

	Three Months Ended June 30, 2018
	Ethanol Production	Agribusiness & Energy Services	Food & Ingredients	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$634	$-	$-	$-	$-	$634
Distillers grains	62,657	-	-	-	-	62,657
Cattle and vinegar	-	-	222,059	-	-	222,059
Service revenues	-	-	-	1,229	-	1,229
Other	1,201	806	-	-	-	2,007
Intersegment revenues	875	-	38	-	(913)	-
Total revenues from contracts with customers	65,367	806	222,097	1,229	(913)	288,586
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	451,083	106,117	-	-	-	557,200
Distillers grains	49,940	32,706	-	-	-	82,646
Corn oil	19,132	3,488	5,350	-	-	27,970
Grain	337	22,843	-	-	-	23,180
Cattle and vinegar	-	-	(1,522)	-	-	(1,522)
Other	4,272	4,114	-	-	-	8,386
Intersegment revenues	3,344	14,128	-	2,517	(19,989)	-
Total revenues from contracts accounted for as derivatives	528,108	183,396	3,828	2,517	(19,989)	697,860
Leasing revenues under ASC 840 (2):	-	-	-	22,094	(21,703)	391
Total Revenues	$593,475	$184,202	$225,925	$25,840	$(42,605)	$986,837

	Six Months Ended June 30, 2018
	Ethanol Production	Agribusiness & Energy Services	Food & Ingredients	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$3,100	$-	$-	$-	$-	$3,100
Distillers grains	119,902	-	-	-	-	119,902
Cattle and vinegar	-	-	489,475	-	-	489,475
Service revenues	-	-	-	2,447	-	2,447
Other	1,332	1,483	-	-	-	2,815
Intersegment revenues	1,537	-	80	-	(1,617)	-
Total revenues from contracts with customers	125,871	1,483	489,555	2,447	(1,617)	617,739
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	893,656	228,658	-	-	-	1,122,314
Distillers grains	90,401	53,918	-	-	-	144,319
Corn oil	35,602	12,158	7,637	-	-	55,397
Grain	470	37,129	-	-	-	37,599
Cattle and vinegar	-	-	6,884	-	-	6,884
Other	8,556	38,515	-	-	-	47,071
Intersegment revenues	4,635	25,557	-	4,689	(34,881)	-
Total revenues from contracts accounted for as derivatives	1,033,320	395,935	14,521	4,689	(34,881)	1,413,584
Leasing revenues under ASC 840 (2):	-	-	-	44,589	(43,788)	801
Total Revenues	$1,159,191	$397,418	$504,076	$51,725	$(80,286)	$2,032,124

(1)Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC 606, Revenue from Contracts with Customers (ASC 606), where the company recognizes revenue when control of the inventory is transferred within the meaning of ASC 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets.

(2)Leasing revenues do not represent revenues recognized from contracts with customers under ASC 606, and are accounted for under ASC 842, Leases for 2019 and ASC 840, Leases for 2018.

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

Contract Liabilities

The company records unearned revenue when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of service and lease agreements. Unearned revenue from service agreements, which represents a contract liability, is recorded for fees that have been charged to the customer prior to the completion of performance obligations. Unearned revenue is generally recognized in the subsequent quarter and is not material to the company. The company expects to recognize all of the unearned revenue associated with service agreements as of June 30, 2019, in the subsequent quarter when the inventory is withdrawn from the partnership’s tank storage.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at June 30, 2019
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$193,280	$-	$193,280
Restricted cash	40,628	-	40,628
Inventories carried at market	-	36,459	36,459
Unrealized gains on derivatives	-	15,924	15,924
Other assets	113	1	114
Total assets measured at fair value	$234,021	$52,384	$286,405

Liabilities:
Accounts payable (1)	$-	$7,263	$7,263
Unrealized losses on derivatives	-	9,670	9,670
Total liabilities measured at fair value	$-	$16,933	$16,933

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$251,683	$-	$251,683
Restricted cash	66,512	-	66,512
Inventories carried at market	-	111,960	111,960
Unrealized gains on derivatives	-	9,976	9,976
Other assets	114	1	115
Total assets measured at fair value	$318,309	$121,937	$440,246

Liabilities:
Accounts payable (1)	$-	$16,573	$16,573
Unrealized losses on derivatives	-	7,852	7,852
Other liabilities	-	2	2
Total liabilities measured at fair value	$-	$24,427	$24,427

(1)Accounts payable is generally stated at historical amounts with the exception of $7.3 million and $16.6 million at June 30, 2019 and December 31, 2018, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

The company believes the fair value of its debt approximated book value, which was $895.6 million at June 30, 2019 and $891.2 million at December 31, 2018. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair values of its accounts receivable approximated book value, which was $108.7 million and $100.4 million at June 30, 2019 and December 31, 2018, respectively.

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

The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Ethanol production:
Revenues from external customers	$447,438	$589,256	$716,154	$1,153,019
Intersegment revenues	3,505	4,219	5,622	6,172
Total segment revenues	450,943	593,475	721,776	1,159,191
Agribusiness and energy services:
Revenues from external customers	175,837	170,074	338,632	371,861
Intersegment revenues	9,131	14,128	15,544	25,557
Total segment revenues	184,968	184,202	354,176	397,418
Food and ingredients:
Revenues from external customers	270,886	225,887	479,385	503,996
Intersegment revenues	38	38	76	80
Total segment revenues	270,924	225,925	479,461	504,076
Partnership:
Revenues from external customers	1,692	1,620	3,997	3,248
Intersegment revenues	19,133	24,220	37,915	48,477
Total segment revenues	20,825	25,840	41,912	51,725
Revenues including intersegment activity	927,660	1,029,442	1,597,325	2,112,410
Intersegment eliminations	(31,807)	(42,605)	(59,157)	(80,286)
Revenues as reported	$895,853	$986,837	$1,538,168	$2,032,124

Refer to Note 2 - Revenue, for further disaggregation of revenue by operating segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold:
Ethanol production	$483,352	$581,613	$776,839	$1,146,172
Agribusiness and energy services	176,214	165,174	335,840	366,886
Food and ingredients	259,906	206,440	465,979	466,205
Partnership	-	-	-	-
Intersegment eliminations	(31,215)	(42,602)	(54,826)	(80,303)
	$888,257	$910,625	$1,523,832	$1,898,960

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating income (loss):
Ethanol production	$(53,885)	$(17,214)	$(98,077)	$(44,743)
Agribusiness and energy services	4,341	12,166	9,645	19,230
Food and ingredients	7,260	12,981	5,828	25,566
Partnership	13,156	16,129	25,707	31,489
Intersegment eliminations	(528)	144	(4,205)	212
Corporate activities	(9,724)	(12,441)	(18,283)	(23,914)
	$(39,380)	$11,765	$(79,385)	$7,840

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
EBITDA:
Ethanol production	$(38,737)	$3,362	$(67,240)	$(3,733)
Agribusiness and energy services	4,899	12,796	10,761	20,498
Food and ingredients	8,906	19,044	9,163	35,041
Partnership	14,017	17,138	27,788	33,761
Intersegment eliminations	(528)	144	(4,205)	212
Corporate activities	(8,326)	(10,642)	(14,705)	(20,817)
	$(19,769)	$41,842	$(38,438)	$64,962

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation and amortization:
Ethanol production	$15,437	$20,559	$30,777	$40,995
Agribusiness and energy services	552	618	1,101	1,248
Food and ingredients	1,583	3,444	3,194	6,848
Partnership	771	1,105	1,756	2,286
Corporate activities	751	1,097	1,501	1,920
	$19,094	$26,823	$38,329	$53,297

The following table reconciles net income (loss) to EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(40,179)	$3,751	$(78,050)	$(15,704)
Interest expense	15,969	22,021	30,396	44,149
Income tax benefit	(14,653)	(10,753)	(29,113)	(16,780)
Depreciation and amortization (1)	19,094	26,823	38,329	53,297
EBITDA	$(19,769)	$41,842	$(38,438)	$64,962

(1)Excludes the amortization of operating lease right-of-use assets and amortization of debt issuance costs.

The following table sets forth total assets by operating segment (in thousands):

	June 30, 2019	December 31, 2018
Total assets (1):
Ethanol production	$853,906	$872,845
Agribusiness and energy services	390,846	399,633
Food and ingredients	559,879	552,459
Partnership	103,210	67,297
Corporate assets	247,751	334,236
Intersegment eliminations	(14,865)	(10,038)
	$2,140,727	$2,216,432

(1)Asset balances by segment exclude intercompany balances.

6. INVENTORIES

Inventories are carried at the lower of cost or net realizable value, except grain held for sale and fair-value hedged inventories. Commodities held for sale are reported at market value. As of June 30, 2019, the company recorded a $3.2 million lower of cost or market inventory adjustment reflected in cost of goods sold within the ethanol production segment.

The components of inventories are as follows (in thousands):

	June 30, 2019	December 31, 2018
Finished goods	$99,075	$99,765
Commodities held for sale	31,744	62,980
Raw materials	56,511	119,014
Work-in-process	440,410	423,840
Supplies and parts	30,766	29,284
	$658,506	$734,883

7. DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2019, the company’s consolidated balance sheet reflected unrealized gains of $24.2 million, net of tax, in accumulated other comprehensive income. The company expects these gains will be reclassified as operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income will differ as commodity prices change.

Fair Values of Derivative Instruments

The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives'				Liability Derivatives'
	Fair Value				Fair Value
	June 30, 2019		December 31, 2018		June 30, 2019	December 31, 2018
Derivative financial instruments	$15,924	(1)	$9,976	(2)	$9,670	$7,852	(3)
Other assets	1		1		-	-
Other liabilities	-		-		-	2
Total	$15,925		$9,977		$9,670	$7,854

(1)At June 30, 2019, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange traded futures and options contracts of $44.3 million, which include $33.0 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

(2)At December 31, 2018, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange traded futures and options contracts of $16.3 million.

(3)At December 31, 2018, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange traded futures and options contracts of $16.9 million, which included $16.5 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

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

	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Three Months Ended June 30,		Six Months Ended June 30,
into Income	2019	2018	2019	2018
Revenues	$(4,352)	$(313)	$(17,711)	$1,448
Cost of goods sold	(35)	1,079	(192)	101
Net gain (loss) recognized in loss before tax	$(4,387)	$766	$(17,903)	$1,549

	Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain (Loss) Recognized in Other	Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive Income on Derivatives	2019	2018	2019	2018
Commodity contracts	$43,144	$(5,422)	$34,181	$16,844

		Amount of Gain or (Loss)
		Recognized in Income on Derivatives
Derivatives Not Designated	Location of Gain or (Loss) Recognized in	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments	Income on Derivatives	2019	2018	2019	2018
Commodity contracts	Revenues	$(7,381)	$7,027	$(22,702)	$7,963
Commodity contracts	Costs of goods sold	(9,071)	7,121	(8,905)	123
Net gain (loss) recognized in loss before tax		$(16,452)	$14,148	$(31,607)	$8,086

The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	June 30, 2019		December 31, 2018
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Inventories	$22,010	$(1,924)	$89,188	$2,430

Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations

The effect of cash flow and fair value hedges and the line items on the consolidated statements of operations where they are reported are as follows (in thousands):

	Location and Amount of Gain or (Loss) Recognized in
	Income on Cash Flow and Fair Value Hedging Relationships
	for the Three Months Ended June 30,
	2019		2018
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$(4,352)	$(35)	$(313)	$1,079

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	-	723	-	1,103
Derivatives designated as hedging instruments	-	571	-	(446)

Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$(4,352)	$1,259	$(313)	$1,736

	Location and Amount of Gain Recognized in
	Income on Cash Flow and Fair Value Hedging Relationships
	for the Six Months Ended June 30,
	2019		2018
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive income into income	$(17,711)	$(192)	$1,448	$101

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	-	(831)	-	10,496
Derivatives designated as hedging instruments	-	4,431	-	(8,878)

Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$(17,711)	$3,408	$1,448	$1,719

There were no gains or losses from discontinuing cash flow or fair value hedge treatment during the three and six months ended June 30, 2019 and 2018.

The open commodity derivative positions as of June 30, 2019, are as follows (in thousands):

	Exchange Traded (1)		Non-Exchange Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	(46,875)				Bushels	Corn, Soybeans and Wheat
Futures	2,445	(3)			Bushels	Corn
Futures	(1,310)	(4)			Bushels	Corn
Futures	(41,805)				Gallons	Ethanol
Futures	1,670				MmBTU	Natural Gas
Futures	(8,140)	(4)			MmBTU	Natural Gas
Futures	(8,400)				Pounds	Cattle
Futures	(411,440)	(3)			Pounds	Cattle
Options	4,858				Bushels	Corn and Soybeans
Options	(11,424)				Gallons	Ethanol
Options	2,349				MmBTU	Natural Gas
Options	(35,023)				Pounds	Cattle
Options	3				Barrels	Crude Oil
Forwards			49,542	(1,086)	Bushels	Corn and Soybeans
Forwards			14,391	(310,836)	Gallons	Ethanol
Forwards			148	(453)	Tons	DDG
Forwards			5,184	(78,529)	Pounds	Corn Oil
Forwards			14,616	(5,525)	MmBTU	Natural Gas

(1)Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.

(2)Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.

(3)Futures used for cash flow hedges.

(4)Futures or non-exchange traded forwards used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains on energy trading contracts of $0.8 million and $9.3 million for the three and six months ended June 30, 2019, respectively and net gains on energy trading contracts of $4.1 million and $10.8 million for the three and six months ended June 30, 2018, respectively.

8. DEBT

The components of long-term debt are as follows (in thousands):

	June 30, 2019	December 31, 2018
Corporate:
3.25% convertible notes due 2019	$-	$53,457
4.125% convertible notes due 2022	145,906	142,708
4.00% convertible notes due 2024	73,886	-
Green Plains Partners:
$200.0 million revolving credit facility	132,200	134,000
$8.1 million promissory note	8,100	8,100
Other	17,251	17,922
Total face value of long-term debt	377,343	356,187
Unamortized debt issuance costs	(5,238)	(3,190)
Less: current portion of long-term debt	(1,225)	(54,807)
Total long-term debt	$370,880	$298,190

The components of short-term notes payable and other borrowings are as follows:

	June 30, 2019	December 31, 2018
Green Plains Cattle:
$500.0 million revolver	$334,698	$374,492
Green Plains Grain:
$100.0 million revolver	42,000	41,000
$50.0 million inventory financing	-	-
Green Plains Trade:
$300.0 million revolver	132,346	108,485
Green Plains Commodity Management:
$20.0 million hedge line	14,485	14,266
	$523,529	$538,243

Corporate Activities

During the three months ended June 30, 2019, the company issued $105.0 million of 4.00% convertible senior notes due in 2024, or the 4.00% notes. The company used approximately $57.8 million of the net proceeds to repurchase the $56.8 million outstanding principal amount of its 3.25% convertible senior notes due October 1, 2019 in cash, including accrued and unpaid interest, in privately negotiated transactions concurrently with this offering.

At issuance, the company separately accounted for the liability and equity components of the 3.25% convertible notes by bifurcating the gross proceeds between the indebtedness, or liability component, and the embedded conversion option, or equity component, by estimating an effective interest rate on the date of issuance for similar notes. The embedded conversion option was recorded in stockholders’ equity. Since the company did not exercise the embedded conversion option associated with the notes, pursuant to the guidance within ASC 470, Debt, the company recorded a loss upon extinguishment of $1.6 million, measured by the difference between the fair value and carrying value of the liability portion of the notes. As a result, the company recorded a charge to interest expense in the consolidated financial statements of approximately $1.6 million during the three months ended June 30, 2019. This charge included $0.1 million of unamortized debt issuance costs related to the principal balance extinguished. The remaining settlement consideration transferred was allocated to the reacquisition of the embedded conversion option and recognized as a reduction of additional paid-in capital.

The 4.00% notes are senior, unsecured obligations of the company, with interest payable on January 1 and July 1 of each year, beginning January 1, 2020, at a rate of 4.00% per annum. The 4.00% notes will mature on July 1, 2024, unless earlier converted, redeemed or repurchased. The 4.00% notes will be convertible, at the option of the holders, into consideration consisting of, at the company’s election, cash, shares of the company’s common stock, or a combination of cash and shares of the company’s common stock until the close of business on the scheduled trading day immediately preceding the maturity date. However, before January 1, 2024, the 4.00% notes will not be convertible unless certain conditions are satisfied. The initial conversion rate is 64.1540 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $15.59 per share. The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, the company may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the company’s calling the 4.00% notes for redemption.

On and after July 1, 2022, and prior to the maturity date, the company may redeem all, but not less than all, of the 4.00% notes for cash if the sale price of the company’s common stock equals or exceeds 140% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date the company delivers notice of the redemption. The redemption price will equal 100% of the principal amount of the 4.00% notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of a fundamental change, holders of the 4.00% notes will have the right, at their option, to require the company to repurchase the 4.00% notes in cash at a price equal to 100% of the principal amount of the 4.00% notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

In August 2016, the company issued $170.0 million of 4.125% convertible senior notes due in 2022, or the 4.125% notes. The 4.125% notes are senior, unsecured obligations of the company, with interest payable on March 1 and September 1 of each year. The company may settle the 4.125% notes in cash, common stock or a combination of cash and common stock.

Prior to March 1, 2022, the 4.125% notes are not convertible unless certain conditions are satisfied. The initial conversion rate is 35.7143 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $28.00 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, including upon redemption of the 4.125% notes.

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

Ethanol Production Segment

The company has small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.

Agribusiness and Energy Services Segment

Green Plains Grain has a senior secured asset-based revolving credit facility, which was amended on June 28, 2019, to extend the existing maturity date from July 26, 2019 to June 28, 2022 and lower the maximum commitment from $125.0 million to $100.0 million. The credit facility finances working capital up to the maximum commitment based on eligible collateral equal to the sum of percentages of eligible cash, receivables and inventories, less miscellaneous adjustments. Advances are subject to an interest rate equal to LIBOR plus 3.00% or the lenders’ base rate plus 2.00%. The credit facility also includes an accordion feature that enables the facility to be increased by up to $75.0 million with agent approval. The credit facility can also be increased by up to $50.0 million for seasonal borrowings. Total commitments outstanding cannot exceed $225.0 million. The total unused portion of the $100.0 million revolving credit facility is also subject to a commitment fee ranging from 0.375% to 0.50% per annum depending on utilization.

Lenders receive a first priority lien on certain cash, inventory, accounts receivable and other assets owned by Green Plains Grain. The terms impose affirmative and negative covenants for Green Plains Grain, including maintaining minimum working capital to be the greater of (i) $18,000,000 and (ii) 18% of the sum of the then total commitment plus the aggregate seasonal line commitments. Minimum tangible net worth is required to be greater than 21% of the sum of the then total commitment plus the aggregate seasonal line commitments. The credit facility also requires the company to maintain a maximum annual leverage of 6.00 to 1.00. Capital expenditures are limited to $8.0 million per year under the credit facility, plus equity contributions from the company and unused amounts of up to $8.0 million from the previous year. In addition, if the company has long-term indebtedness on the date of calculation of greater than $10.0 million, the credit facility requires the company to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 and a maximum long term debt capitalization of 40%.  As of June 30, 2019, Green Plains Grain had no long-term indebtedness.

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

Green Plains Grain has entered into short-term inventory financing agreements with a financial institution. The company has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. The company had no short-term notes payable related to these inventory financing agreements as of June 30, 2019.

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

Lenders receive a first priority lien on certain cash, inventory, accounts receivable, property and equipment and other assets owned by Green Plains Cattle. The terms impose affirmative and negative covenants, including maintaining a minimum working capital of 15% of the commitment amount, minimum tangible net worth of 20% of the commitment amount, plus 50% of net profit from the previous year, and a maximum total debt to tangible net worth ratio of 3.50 to 1.00. Capital expenditures are limited to $10.0 million per year under the credit facility, plus $10.0 million per year if funded by a contribution from parent, plus any unused amounts from the previous year.

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

The partnership, through a wholly owned subsidiary, has promissory notes payable of $8.1 million, which is recorded in long-term debt, and a note receivable of $8.1 million, which is recorded in other assets, to execute a New Markets Tax Credit transaction related to the Birmingham, Alabama terminal. Beginning in March 2020, the promissory notes and note receivable each require quarterly principal and interest payments of approximately $0.2 million. The partnership retains the right to call $8.1 million of the promissory notes in 2020. The promissory notes payable and note receivable will be fully amortized upon maturity in September 2031. Income tax credits were generated for the lender, which the company has guaranteed over their statutory life of seven years in the event the credits are recaptured or reduced. At the time of the transaction, the income tax credits were valued at $5.0 million. The partnership has not established a liability in connection with the guarantee because it believes the likelihood of recapture or reduction is remote.

Covenant Compliance

The company was in compliance with its debt covenants as of June 30, 2019.

Restricted Net Assets

At June 30, 2019, there were approximately $174.8 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

Restricted Stock Awards and Deferred Stock Units

The non-vested stock award and deferred stock unit activity for the six months ended June 30, 2019, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2018	882,288	$19.12
Granted	497,118	15.40
Forfeited	(80,521)	17.60
Vested	(440,891)	18.28
Non-Vested at June 30, 2019	857,994	$17.54	1.9

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

The performance shares were granted at a target of 100%, but each performance share will reduce or increase depending on results for the performance period for the company's RONA, and the company’s TSR relative to that of the performance peer group. If the company’s RONA and TSR achieve the maximum goals, the maximum amount of shares available to be issued pursuant to the 2018 and 2019 awards are 482,234 performance shares or 150% of the 321,489 performance shares which remain outstanding. The actual number of performance shares that will ultimately vest is based on the actual percentile ranking of the company’s RONA, and the company’s TSR compared to the peer performance at the end of the performance period.

The company used the Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the company in applying the Monte Carlo valuation model for performance share grants are illustrated in the following table:

	FY 2019 Performance Awards	FY 2018 Performance Awards
Risk-free interest rate	2.45%	2.44%
Dividend yield	3.13%	2.64%
Expected volatility	41.69%	45.11%
Monte Carlo valuation	99.62%	97.39%
Closing stock price on the date of grant	$15.34	$18.15

The non-vested performance share award activity for the six months ended June 30, 2019, is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2018	134,022	$17.92
Granted	216,703	15.43
Forfeited	(29,236)	16.23
Non-Vested at June 30, 2019	321,489	$16.39	2.3

Stock Options

There remains 128,750 exercisable stock options outstanding at June 30, 2019, with a weighted-average exercise price of $12.72. The weighted average exercise price for options exercisable at June 30, 2019 was above the company’s stock price at June 30, 2019. The weighted-average remaining contractual term of exercisable options was 0.5 years at June 30, 2019.

Option awards allow employees to exercise options through cash payment for the shares of common stock or simultaneous broker-assisted transactions in which the employee authorizes the exercise and immediate sale of the shares in the open market. The company uses newly issued shares of common stock to satisfy its stock-based payment obligations.

Green Plains Partners

Green Plains Partners has a long-term incentive plan (LTIP) intended to promote the interests of the partnership, its general partner and affiliates by providing unit-based incentive compensation awards to employees, consultants and directors to encourage superior performance. The LTIP reserves 2,500,000 common limited partner units for issuance in the form of options, restricted units, phantom units, distribution equivalent rights, substitute awards, unit appreciation rights, unit awards, profit interest units or other unit-based awards. The partnership measures unit-based compensation at fair value on the grant date, with no adjustments for estimated forfeitures. The partnership records noncash compensation expense related to the awards over the requisite service period on a straight-line basis.

The non-vested unit-based awards activity for the six months ended June 30, 2019, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2018	18,582	$16.96
Vested	(18,582)	16.96
Non-Vested at June 30, 2019	-	$-	0.0

Stock-Based and Unit-Based Compensation Expense

Compensation costs for stock-based and unit-based payment plans during the three and six months ended June 30, 2019 were approximately $2.3 million and $4.8 million, respectively, and $3.0 million and $5.4 million during the three and six months ended June 30, 2018. At June 30, 2019, there was $15.9 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.0 years. The potential tax benefit related to stock-based payment is approximately 25.0% of these expenses.

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

The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic EPS:
Net loss attributable to Green Plains	$(45,342)	$(994)	$(88,141)	$(25,111)
Weighted average shares outstanding - basic	40,081	40,194	40,200	40,168
EPS - basic	$(1.13)	$(0.02)	$(2.19)	$(0.63)

EPS - diluted	$(1.13)	$(0.02)	$(2.19)	$(0.63)

The anti-dilutive effect of 7.4 million and 7.0 million shares related to the company’s convertible debt and stock-based compensation awards have been excluded from diluted EPS for the three and six months ended June 30, 2019, respectively and 10.2 million and 10.1 million shares for the three and six months ended June 30, 2018, respectively, as the inclusion of these shares would have been antidilutive.

11. STOCKHOLDERS’ EQUITY

Components of stockholders’ equity for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

					Accum.			Total
			Additional		Other			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Comp.	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity	Interests	Equity

Balance, January 1, 2019	46,638	$47	$696,222	$324,728	$(16,016)	5,536	$(58,162)	$946,819	$116,170	$1,062,989
Net income (loss)	-	-	-	(42,799)	-	-	-	(42,799)	4,928	(37,871)
Cash dividends and distributions declared	-	-	-	(4,847)	-	-	-	(4,847)	(5,487)	(10,334)
Other comprehensive loss before reclassification	-	-	-	-	(6,883)	-	-	(6,883)	-	(6,883)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-	10,376	-	-	10,376	-	10,376
Other comprehensive income, net of tax	-	-	-	-	3,493	-	-	3,493	-	3,493
Proceeds from disgorgement of shareholders short-swing profits, net (1)	-	-	5,023	-	-	-	-	5,023	-	5,023
Stock-based compensation	284	-	428	-	-	-	-	428	79	507
Balance, March 31, 2019	46,922	47	701,673	277,082	(12,523)	5,536	(58,162)	908,117	115,690	1,023,807
Net income (loss)	-	-	-	(45,342)	-	-	-	(45,342)	5,163	(40,179)
Cash dividends and distributions declared	-	-	-	(4,871)	-	-	-	(4,871)	(5,487)	(10,358)
Other comprehensive loss before reclassification	-	-	-	-	33,260	-	-	33,260	-	33,260
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-	3,440	-	-	3,440	-	3,440
Other comprehensive income, net of tax	-	-	-	-	36,700	-	-	36,700	-	36,700
Issuance of 4.00% convertible notes due 2024, net of tax	-	-	22,537	-	-	-	-	22,537	-	22,537
Settlement of 3.25% convertible notes due 2019, net of tax	-	-	(271)	-	-	-	-	(271)	-	(271)
Repurchase of common stock	-	-	-	-	-	3,197	(39,870)	(39,870)	-	(39,870)
Stock-based compensation	(3)	-	2,129	-	-	-	-	2,129	79	2,208
Balance, June 30, 2019	46,919	$47	$726,068	$226,869	$24,177	8,733	$(98,032)	$879,129	$115,445	$994,574

					Accum.			Total
			Additional		Other			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Comp.	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity	Interests	Equity

Balance, December 31, 2017	46,410	$46	$685,019	$325,411	$(13,110)	5,326	$(55,184)	$942,182	$116,954	$1,059,136
Reclassification of certain tax effects from other comprehensive loss(2)	-	-	-	2,787	(2,787)	-	-	-	-	-
Balance, January 1, 2018	46,410	46	685,019	328,198	(15,897)	5,326	(55,184)	942,182	116,954	1,059,136
Net income (loss)	-	-	-	(24,117)	-	-	-	(24,117)	4,662	(19,455)
Cash dividends and distributions declared	-	-	-	(4,831)	-	-	-	(4,831)	(5,420)	(10,251)
Other comprehensive income before reclassification	-	-	-	-	17,150	-	-	17,150	-	17,150
Amounts reclassified from accumulated other comprehensive income	-	-	-	-	(603)	-	-	(603)	-	(603)
Other comprehensive income net of tax	-	-	-	-	16,547	-	-	16,547	-	16,547
Stock-based compensation	284	1	(512)	-	-	-	-	(511)	60	(451)
Stock options exercised	5	-	50	-	-	-	-	50	-	50
Balance, March 31, 2018	46,699	$47	$684,557	$299,250	$650	5,326	$(55,184)	$929,320	$116,256	$1,045,576
Net income (loss)	-	-	-	(994)	-	-	-	(994)	4,745	3,751
Cash dividends and distributions declared	-	-	-	(4,851)	-	-	-	(4,851)	(5,478)	(10,329)
Other comprehensive income before reclassification	-	-	-	-	(4,277)	-	-	(4,277)	-	(4,277)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-	(581)	-	-	(581)	-	(581)
Other comprehensive income net of tax	-	-	-	-	(4,858)	-	-	(4,858)	-	(4,858)
Exchange of 3.25% convertible notes due 2018	-	-	-	-	-	-	1	1	-	1
Stock-based compensation	52	-	2,812	-	-	-	-	2,812	60	2,872
Stock options exercised	10	-	100	-	-	-	-	100	-	100
Balance, June 30, 2018	46,761	$47	$687,469	$293,405	$(4,208)	5,326	$(55,183)	$921,530	$115,583	$1,037,113

(1)During the three months ended March 31, 2019, the company received $6.7 million from a shareholder of the company for disgorgement of shareholder short-swing profits under Section 16(b) under the Exchange Act. The amount was recorded as an increase to additional paid-in capital, net of tax.

(2)Effective January 1, 2018, the company early adopted the amended guidance in ASC 220, Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendment eliminates the stranded tax effects resulting from the Tax Cuts and Jobs Act and is intended to improve the usefulness of information reported. As a result, the company recorded a $2.8 million reclassification from accumulated other comprehensive income to retained earnings during the first quarter of 2018.

Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Statements of Operations
	2019	2018	2019	2018	Classification
Gains (losses) on cash flow hedges:
Commodity derivatives	$(4,352)	$(313)	$(17,711)	$1,448	Revenues
Commodity derivatives	(35)	1,079	(192)	101	Cost of goods sold
Total	(4,387)	766	(17,903)	1,549	Loss before income taxes
Income tax expense (benefit)	(947)	185	(4,087)	365	Income tax benefit
Amounts reclassified from accumulated other comprehensive income (loss)	$(3,440)	$581	$(13,816)	$1,184

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

The company recorded income tax benefit of $14.7 million and $29.1 million for the three and six months ended June 30, 2019, compared with $10.8 million and $16.8 million for the same periods in 2018. The amount of unrecognized tax benefits for uncertain tax positions was $51.6 million as of June 30, 2019 and December 31, 2018.

The 2019 effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.

13. COMMITMENTS AND CONTINGENCIES

Adoption of ASC 842

On January 1, 2019, the company adopted the amended guidance in ASC 842, Leases, and all related amendments (“new lease standard”) and applied it to all leases using the optional transition method which requires the amended guidance to be applied at the date of adoption. The standard does not require the guidance to be applied to the earliest comparative period presented in the financial statements. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The new lease standard had a material impact on the company’s consolidated balance sheets, increasing total assets and total liabilities by $60.9 million upon adoption. It did not have an impact on the consolidated statement of operations for the six months ended June 30, 2019.

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

A lessee may elect not to apply the recognition requirements in the new lease standard for short-term leases. Instead, the lease payments may be recognized into profit or loss on a straight-line basis over the lease term. The company has elected to use this short-term lease exemption, and therefore will not record a lease liability or right-of-use asset for leases with a term of one year or less. The company did not incur any short-term lease expense for the three and six months ended June 30, 2019.

Lease Expense

The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to 18.3 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.

The company may sublease certain of its railcars to third parties on a short-term basis. The subleases are classified as operating leases, with the associated sublease income being recognized on a straight-line basis over the lease term.

The components of lease expense are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease expense
Operating lease expense	$5,406	$10,955
Variable lease expense (1)	242	393
Total lease expense	$5,648	$11,348

(1)Represents amounts incurred in excess of the minimum payments required for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,386	$10,936

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,207	$6,207

Supplemental balance sheet information related to operating leases is as follows:

June 30, 2019
Weighted average remaining lease term	6.7 years

Weighted average discount rate	5.45%

Aggregate minimum lease payments under the operating lease agreements for the remainder of 2019 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2019	$10,143
2020	18,297
2021	10,349
2022	8,324
2023	4,747
Thereafter	22,024
Total	73,884
Less: Present value discount	(13,109)
Lease liabilities	$60,775

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

Commodities

As of June 30, 2019, the company had contracted future purchases of grain, corn oil, natural gas, crude oil, ethanol, distillers grains and cattle, valued at approximately $433.9 million.

Legal

The company is currently involved in litigation that has arisen during the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

14. RELATED PARTY TRANSACTIONS

Effective January 1, 2015, the company entered into two agreements with an entity controlled by Wayne Hoovestol for the lease of two aircrafts. Mr. Hoovestol is chairman of the company’s board of directors. The company agreed to pay $9,766 per month for the combined use of up to 125 hours per year of the aircrafts. Flight time in excess of 125 hours per year will incur additional hourly charges. Payments related to these leases totaled $35 thousand and $69 thousand during the three and six months ended June 30, 2019, respectively, and $30 thousand and $87 thousand during the three and six months ended June 30, 2018, respectively. The company had $2 thousand in outstanding payables related to these agreements as of June 30, 2019 and no outstanding payables related to these agreements as of December 31, 2018.

15. SUBSEQUENT EVENTS

On July 19, 2019, the company closed on the issuance of the additional $10.0 million aggregate principal amount of the 4.00% convertible notes due in 2024 under the previously announced private offering which closed on June 21, 2019 (the “Option Notes”) to the initial purchasers. The Option Notes resulted in net proceeds to the company, after deducting commissions and the company’s offering expenses, of approximately $9.5 million. The company intends to use the additional proceeds for general corporate purposes. After the issuance of the Option Notes, total aggregate principal of the 4.00% notes was $115.0 million.

The Option Notes will have the same terms as the 4.00% notes issued on June 21, 2019, and will be issued under the same Indenture dated as of June 21, 2019 between the company and Wilmington Trust, National Association, as trustee. For additional information related to the 4.00% notes, see Note 8 – Debt included as part of the notes to consolidated financial statements.

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

We are currently undergoing a number of project initiatives to improve margins. Through our Project 24 initiative, we anticipate reductions in operating expense per gallon across our non-ICM plants as a result of these investments. In addition, through our high-protein initiative, we expect to achieve increased margins per gallon as a result of the ability to produce various high protein animal feed products. The first installation is expected to be completed at our Shenandoah plant by the end of 2019, with the remaining locations being completed over the course of the next three years.

Recent Developments

4.00% Convertible Notes due in 2024

On June 21, 2019, we issued $105.0 million of 4.00% convertible senior notes due in 2024, or the 4.00% notes. We used approximately $57.8 million of the net proceeds to repurchase the $56.8 million outstanding principal amount of our 3.25%

convertible senior notes due October 1, 2019, including accrued and unpaid interest, in privately negotiated transactions concurrently with the offering.

The 4.00% notes are senior, unsecured obligations, with interest payable on January 1 and July 1 of each year, beginning January 1, 2020, at a rate of 4.00% per annum. The initial conversion rate is 64.1540 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $15.59 per share. The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the calling of the 4.00% notes for redemption. We may settle the 4.00% notes in cash, common stock or a combination of cash and common stock. At June 30, 2019, the outstanding principal balance was $73.9 million on the 4.00% notes. For additional information related to the 4.00% notes, see Note 8 – Debt included as part of the notes to consolidated financial statements.

On July 19, 2019, we closed on the issuance of the additional $10.0 million aggregate principal amount of the 4.00% notes to the initial purchasers. The Option Notes provided us with net proceeds, after deducting commissions and the company’s offering expenses, of approximately $9.5 million. The Option Notes have the same terms as the 4.00% notes issued on June 21, 2019, and were issued under the same Indenture dated as of June 21, 2019. After the issuance of the Option Notes, total aggregate principal of the 4.00% notes was $115.0 million.

Extension of Offer Period – JGP Energy Partners

Effective June 30, 2019, we agreed with the partnership to extend the offer period related to the potential purchase of the Green Plains interest in the JGP Energy Partners Beaumont, Texas terminal until September 30, 2019.

Ninth Amendment to Credit Agreement – Green Plains Grain Company LLC

On June 28, 2019, we entered into an amendment of our senior secured asset-based revolving credit facility. This Ninth Amendment to the Credit Agreement was completed to renew and extend the existing maturity date from July 26, 2019 to June 28, 2022 and lowered the senior secured asset-based revolving credit facility from $125.0 million to $100.0 million.

Suspension of Quarterly Cash Dividend

On June 18, 2019, we announced that our board of directors has decided to suspend our quarterly cash dividend in order to retain and redirect cash flow to our Project 24 operating expense equalization plan, the deployment of high-protein technology and our stock repurchase program.

Results of Operations

During the second quarter of 2019, we continued to experience a weak margin environment. Our operating strategy, including the operating cost savings initiative, is to increase utilization rates and efficiency while reducing operating expenses to achieve improved margins in the current environment. As a result, capacity utilization increased from an average of 56.0% of capacity in the first quarter to 80.0% of capacity in the second quarter. Ethanol production was 224.0 mmg for the second quarter of 2019, compared with 296.3 mmg for the same quarter last year. We expect to continue to run at higher average utilization rates to achieve the cost savings anticipated. Additionally, overall performance at our ethanol plants and cattle feeding operations were negatively impacted by severe weather and associated flooding in areas where we transport products during the first half of 2019. The weather also drove corn prices up, negatively impacting margins.

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 1.05 million barrels per day during the second quarter of 2019, which was 1% higher than the 1.04 million barrels for the second quarter of last year. Refiner and blender input volume increased 1% to 938 thousand barrels per day for the second quarter of 2019, compared with 930 thousand barrels per day for the same quarter last year. Gasoline demand for the first quarter of 2019 increased slightly by 11 thousand barrels per day, or 0.1% compared to the same quarter last year. U.S. domestic ethanol ending stocks increased by approximately 0.9 million barrels, or 4%, to 22.8 million barrels for the second quarter of 2019. At the end of May 2019, the EPA finalized regulatory changes to apply the 1 pound per square inch Reid Vapor Pressure (RVP) waiver that currently applies to E10 during the summer months so that it applies to E15 as well. This removes a significant barrier to wider sales of E15 in the summer months, thus expanding the market for ethanol in transportation fuel. As of July 12, 2019, there were approximately 1,826 retail stations selling E15 in 31 states, up from 1,700 at the beginning of the year, according to Growth Energy.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports for the first five months of 2019 were approximately 631.5 mmgy, down 19% from 776.2 mmgy for the same period of 2018. Brazil remained the largest export destination for U.S. ethanol, which accounted for 30% of domestic ethanol export volume despite the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of Foreign Trade, or CAMEX. Canada, India and South Korea accounted for 18%, 15% and 7%, respectively, of U.S. ethanol exports.

On April 1, 2018, China announced it would add an additional 15% tariff to the existing 30% tariff it had earlier imposed on ethanol imports from the United States and Brazil. China later raised the tariff further to 70% as the trade war escalated. There continues to be negotiations between the U.S. and China with no certainty of when a trade agreement may be reached.

The cost to produce the equivalent amount of starch found in sugar from $3.50-per-bushel corn is 7 cents per pound. The average price of sugar remained at approximately 13 cents per pound during the second quarter of 2019. We currently estimate that net ethanol exports will reach between 1.4 billion gallons and 1.5 billion gallons in 2019 based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

Co-Product Supply and Demand

During the second quarter of 2019, the market sentiment for cattle feeding remained positive on strong forward margins, while worries around feed cost have tempered some expectations due to the late planting of the domestic corn crop. Feeder supplies remain robust as a wet winter and spring have allowed stocker operations to expand. Domestic beef consumption per capita in 2019 is projected to increase 0.4 pounds to 57.6 pounds compared with 2018. Export demand for beef is forecasted to decrease approximately 0.3% in 2019 compared with 2018 according to the USDA.

Cow-calf operations continue to be profitable, which has supported a period of expansion. Excellent pasture conditions after a wet winter and spring will help to promote herd expansion, but supplemental feed cost could be a headwind in the near future. Year-to-date domestic cattle on feed increased 1.6% to 11.74 million head through June 1, 2019, compared to the same period last year.

Packer demand was driven by strong margins during the second quarter of 2019. Total fed cattle marketings through the end of May 2019 increased 0.8% compared with the first five months of 2018. Slaughter capacity constraints, primarily due to labor shortages, have limited the packers’ ability to increase slaughter rates at the same pace as cattle on feed inventories, resulting in higher packer margins. However, these higher margins should incentivize the packers to increase slaughter capacity, which will be crucial for cattle feeding margins moving forward.

The U.S. looks poised to grow its global market share for animal protein while Australia continues to struggle with drought conditions, and African Swine Fever (“ASF”) issues in China should result in larger world export demand for animal protein from the U.S.

Year-to-date U.S. distillers grains exports through May 31, 2019, were 4.4 million metric tons, or 5.3% lower than the same period last year, according to the USDA Foreign Agriculture Service. Mexico, South Korea, Vietnam, Indonesia, Turkey, Canada and Japan accounted for approximately 69% of total U.S. distillers export volumes.

While ASF may have a positive impact on animal protein demand from the U.S., it may have a negative impact on distillers grains exports and domestic usage. ASF may depress soybean meal demand in China which could make the animal feed more price competitive to distillers grains and allow for substitution of high-protein soybean meal worldwide.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Various bills have been discussed in the House and Senate which would eliminate the RFS entirely, eliminate the corn based ethanol portion of the mandate, or make it more difficult to sell fuel blends with higher levels of ethanol. However, we believe it is unlikely any of these bills will be passed in a divided Congress.

Federal mandates supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve further growth in U.S. market share. Congress first enacted Corporate Average Fuel Economy (CAFE) in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks. It provides a 54% efficiency bonus to flexible-fuel vehicles, which can operate on ethanol blends up to E85.

Another important factor is a waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold year-round, even though it exceeds the Reid Vapor Pressure limitation of nine pounds per square inch. At the end of May 2019, the EPA finalized a rule which extended the One-Pound Waiver to E15 expanding it beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. This rule is being challenged in an action filed in Federal District Court for the DC Circuit. However, the One-Pound Waiver is in effect, and E15 is being sold during the summer driving season.

When the RFS II was passed in 2007 and rulemaking finalized in October 2010, the required volume of conventional renewable fuel to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015. In November 2018, the EPA announced it would maintain the 15.0 billion gallon mandate for conventional ethanol in 2019. On July 5, 2019, the EPA released an annual proposal for RFS volumes, which included 15.0 billion gallons for conventional renewable fuel in 2020.

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

The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with RFS-mandated volumes. Ethanol producers assign RINs to renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties.

The EPA can, in consultation with the Department of Energy, waive the obligation for individual refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, the refineries must be under total throughput of 75,000 barrels per day and state their case for an exemption in an application to the EPA each year.

The Trump administration waived the obligation for 19 of 20 applicants for compliance year 2016, totaling 790 million gallons, and 35 of 37 for compliance year 2017, totaling 1.82 billion gallons. These waivers effectively reduce the annual RVO by that amount, since the EPA does not reallocate the waived gallons to other obligated parties. The resulting surplus of RINs in the market has brought values down significantly to under $0.20. Since higher RIN values help to make higher blends of ethanol more cost competitive, lower RIN values could hinder or at least slow retailer and consumer adoption of E15 and higher blends. We believe there are 38 waiver applications pending for compliance year 2018, which could represent approximately 2 billion gallons of renewable fuel obligations.

Biofuels groups and biofuels opposition groups each have filed lawsuits related to RFS II. In addition to the E15 litigation discussed previously, biofuels groups have filed in the U.S. Federal District Court for the D.C. Circuit, challenging the 2019 RVO rule over the EPA’s failure to address small refinery exemptions in the rulemaking. Biofuel opposition groups have filed also in the DC Circuit, with such action consolidated with similar cases, to review the EPA’s 2018 RVO rulemaking. Biofuel groups have filed an action in the DC Circuit to compel EPA to produce information under the Freedom of Information Act related to small refinery exemptions. Certain biofuel groups have further filed suit in the Tenth Circuit Court of Appeals challenging small refinery exemption. Numerous other suits on related RFS II matters are also pending, namely involving RVOs and small refinery exemptions.

In 2017, the D.C. Circuit ruled in favor of biofuel groups against the EPA related to its decision to lower the 2016 volume requirements by 500 million gallons. As a result, the Court remanded to the EPA to make up for the 500 million gallons. Despite this, in the July 2019 proposed RVO rulemaking, the EPA stated it does not intend to make up the 500 million gallons as the court directed, citing potential burden on obligated parties. It is anticipated that litigation will ensue from this matter.

Government actions abroad can significantly impact the demand for U.S. ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during fiscal year 2018 due to a 30% tariff on U.S. ethanol, which increased to 70% in early 2018. There is no assurance that China’s joint plan will lead to increased imports of U.S. ethanol in the near term. Our exports also face tariffs, rate quotas, countervailing duties, and other hurdles in Brazil, the European Union, India, Peru, and elsewhere, which limits our ability to compete in some markets.

In Brazil, the Secretary of Foreign Trade issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter in September 2017. The ruling is valid for two years, and is set to expire at the end of August 2019. It remains unclear if Brazil will apply the 20% tariff to all gallons after that date, if they will expand the gallons they allow in duty free, or if they will reduce the tariff for all gallons.

In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by ten lawsuits. Four cases were dismissed. The six remaining cases follow one of two tracks: 1) to determine the constitutionality of the CRE regulation, or 2) to determine the benefits, or lack thereof, of introducing E10 to Mexico. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018 making it legal to blend and sell E10 by PEMEX throughout Mexico except for its three largest metropolitan areas. U.S. ethanol exports to Mexico totaled 29.4 mmg in 2018.

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

The three and six months ended June 30, 2019 do not include operations of the Bluffton, Lakota, Hopewell and Riga ethanol plants which were either permanently closed or sold during the fourth quarter of 2018. Additionally, the three and six months ended June 30, 2019 do not include Fleischmann’s Vinegar operations, which was also sold in the fourth quarter of 2018.

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

As of June 30, 2019, we, together with our subsidiaries, own a 49.1% limited partner interest and a 2.0% general partner interest in the partnership and own all of the partnership’s incentive distribution rights, with the remaining 48.9% limited partner interest owned by public common unitholders. We consolidate the financial results of the partnership, and record a noncontrolling interest for the economic interest in the partnership held by the public common unitholders.

Segment Results

The selected operating segment financial information are as follows (in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2019	2018	Variance	2019	2018	Variance
Revenues:
Ethanol production:
Revenues from external customers	$447,438	$589,256	(24.1%)	$716,154	$1,153,019	(37.9%)
Intersegment revenues	3,505	4,219	(16.9)	5,622	6,172	(8.9)
Total segment revenues	450,943	593,475	(24.0)	721,776	1,159,191	(37.7)
Agribusiness and energy services:
Revenues from external customers	175,837	170,074	3.4	338,632	371,861	(8.9)
Intersegment revenues	9,131	14,128	(35.4)	15,544	25,557	(39.2)
Total segment revenues	184,968	184,202	0.4	354,176	397,418	(10.9)
Food and ingredients:
Revenues from external customers	270,886	225,887	19.9	479,385	503,996	(4.9)
Intersegment revenues	38	38	0.0	76	80	(5.0)
Total segment revenues	270,924	225,925	19.9	479,461	504,076	(4.9)
Partnership:
Revenues from external customers	1,692	1,620	4.4	3,997	3,248	23.1
Intersegment revenues	19,133	24,220	(21.0)	37,915	48,477	(21.8)
Total segment revenues	20,825	25,840	(19.4)	41,912	51,725	(19.0)
Revenues including intersegment activity	927,660	1,029,442	(9.9)	1,597,325	2,112,410	(24.4)
Intersegment eliminations	(31,807)	(42,605)	(25.3)	(59,157)	(80,286)	(26.3)
Revenues as reported	$895,853	$986,837	(9.2%)	$1,538,168	$2,032,124	(24.3%)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2019	2018	Variance	2019	2018	Variance
Cost of goods sold:
Ethanol production	$483,352	$581,613	(16.9%)	$776,839	$1,146,172	(32.2%)
Agribusiness and energy services	176,214	165,174	6.7	335,840	366,886	(8.5)
Food and ingredients	259,906	206,440	25.9	465,979	466,205	(0.0)
Partnership	-	-	*	-	-	*
Intersegment eliminations	(31,215)	(42,602)	(26.7)	(54,826)	(80,303)	(31.7)
	$888,257	$910,625	(2.5%)	$1,523,832	$1,898,960	(19.8%)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2019	2018	Variance	2019	2018	Variance
Operating income (loss):
Ethanol production	$(53,885)	$(17,214)	(213.0%)	$(98,077)	$(44,743)	(119.2%)
Agribusiness and energy services	4,341	12,166	(64.3)	9,645	19,230	(49.8)
Food and ingredients	7,260	12,981	(44.1)	5,828	25,566	(77.2)
Partnership	13,156	16,129	(18.4)	25,707	31,489	(18.4)
Intersegment eliminations	(528)	144	*	(4,205)	212	*
Corporate activities	(9,724)	(12,441)	21.8	(18,283)	(23,914)	23.5
	$(39,380)	$11,765	*	$(79,385)	$7,840	*

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2019	2018	Variance	2019	2018	Variance
EBITDA:
Ethanol production	$(38,737)	$3,362	*	$(67,240)	$(3,733)	*
Agribusiness and energy services	4,899	12,796	(61.7)	10,761	20,498	(47.5)
Food and ingredients	8,906	19,044	(53.2)	9,163	35,041	(73.9)
Partnership	14,017	17,138	(18.2)	27,788	33,761	(17.7)
Intersegment eliminations	(528)	144	*	(4,205)	212	*
Corporate activities	(8,326)	(10,642)	21.8	(14,705)	(20,817)	29.4
	$(19,769)	$41,842	*	$(38,438)	$64,962	*

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

The following table reconciles net income (loss) to EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(40,179)	$3,751	$(78,050)	$(15,704)
Interest expense	15,969	22,021	30,396	44,149
Income tax benefit	(14,653)	(10,753)	(29,113)	(16,780)
Depreciation and amortization (1)	19,094	26,823	38,329	53,297
EBITDA	$(19,769)	$41,842	$(38,438)	$64,962

(1)Excludes the amortization of operating lease right-of-use assets and amortization of debt issuance costs.

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

Consolidated Results

Consolidated revenues decreased $91.0 million for the three months ended June 30, 2019 compared with the same period in 2018 primarily due to the disposition of three ethanol plants and the sale of Fleischmann’s Vinegar during the fourth quarter of 2018, offset by increased cattle volumes due to the acquisition of two cattle feed lots in the third quarter of 2018.

Operating income decreased $51.1 million and EBITDA decreased $61.6 million for the three months ended June 30, 2019 compared with the same period last year primarily due to decreased margins on ethanol production as well as the disposition of Fleischmann’s Vinegar during the fourth quarter of 2018. Interest expense decreased $6.1 million for the three months ended June 30, 2019, compared with the same period in 2018, primarily due to the repayment of the $500 million senior secured term loan during the fourth quarter of 2018. Income tax benefit was $14.7 million for the three months ended June 30, 2019 compared with $10.8 million for the same period in 2018.

The following discussion provides greater detail about our second quarter segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Three Months Ended June 30,
	2019	2018	% Variance

Ethanol sold
(thousands of gallons)	224,023	296,282	(24.4)
Distillers grains sold
(thousands of equivalent dried tons)	586	739	(20.7)
Corn oil sold
(thousands of pounds)	53,040	75,556	(29.8)
Corn consumed
(thousands of bushels)	77,963	103,147	(24.4)

Revenues in our ethanol production segment decreased $142.5 million for the three months ended June 30, 2019 compared with the same period in 2018 primarily due to the disposition of three ethanol plants during the fourth quarter of 2018 as well as lower average realized prices for ethanol and distillers grains.

Cost of goods sold for our ethanol production segment decreased $98.3 million for the three months ended June 30, 2019 compared with the same period last year primarily due to the disposition of three ethanol plants. As a result of the factors identified above, operating income decreased $36.7 million and EBITDA decreased $42.1 million for the three months ended June 30, 2019 compared with the same period in 2018. Depreciation and amortization expense for the segment was $15.4 million for the three months ended June 30, 2019 compared with $20.6 million for the same period last year, primarily due to the disposition of three ethanol plants during the fourth quarter of 2018.

Agribusiness and Energy Services Segment

Revenues in our agribusiness and energy services segment increased $0.8 million while operating income decreased by $7.8 million and EBITDA decreased by $7.9 million for the three months ended June 30, 2019 compared with the same period in 2018. The increase in revenues was primarily due to an increase in ethanol and corn oil trading activity, offset by a decrease in distillers grain and grain trading activity and lower average realized prices for ethanol. Operating income and EBITDA decreased primarily as a result of decreased margins.

Food and Ingredients Segment

Revenues in our food and ingredients segment increased $45.0 million for the three months ended June 30, 2019 compared with the same period in 2018. The increase in revenues was primarily due to the Bartlett acquisition which increased the number of cattle volumes sold during the three months ended June 30, 2019 partially offset by the sale of Fleischmann’s Vinegar during the fourth quarter of 2018. Cattle head sold for the three months ended June 30, 2019 and 2018 was approximately 164,000 and 118,000, respectively.

Operating income decreased by $5.7 million and EBITDA decreased $10.1 million for the three months ended June 30, 2019 compared with the same period in 2018 primarily due to the sale of Fleischmann’s Vinegar during the fourth quarter of 2018 as well as decreased margins in our cattle feeding operations during the second quarter of 2019.

Partnership Segment

Revenues generated by our partnership segment decreased $5.0 million for the June 30, 2019 compared to the same period of 2018, primarily due to lower storage and throughput volumes due to disposition of three ethanol plants during the fourth quarter of 2018 as well as lower revenues generated from rail transportation services due to the assignment of various railcar operating leases as part of the disposition. Operating income decreased $3.0 million and EBITDA decreased $3.1 million for the June 30, 2019 compared with the same period in 2018 primarily due to the factors described above.

Intersegment Eliminations

Intersegment eliminations of revenues decreased by $10.8 million for the three months ended June 30, 2019 compared with the same period in 2018 due to a decrease in storage and throughput fees paid to the partnership segment due to the disposition of the three ethanol plants during the further quarter of 2018 as well as decreased intersegment corn purchases and marketing fees within the agribusiness and energy services segment.

Corporate Activities

Operating income was impacted by a decrease in operating expenses for corporate activities of $2.7 million for the three months ended June 30, 2019 compared with the same period in 2018 primarily as a result of a workforce reduction which occurred as part of our portfolio optimization program in the last half of 2018.

Income Taxes

We recorded income tax benefit of $14.7 million for the three months ended June 30, 2019, compared with $10.8 million for the same period in 2018. The change in income tax benefit was due to a higher loss before income taxes for the three months ended June 30, 2019, and R&D credits recorded during the same period in 2018.

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

Consolidated Results

Consolidated revenues decreased $494.0 million for the six months ended June 30, 2019 compared with the same period in 2018 primarily due to the disposition of three ethanol plants and the sale of Fleischmann’s Vinegar during the fourth quarter of 2018 as well as lower production volumes at our remaining plants.

Operating income decreased $87.2 million and EBITDA decreased $103.4 million for the six months ended June 30, 2019 compared with the same period last year primarily due to lower volume and decreased margins on ethanol production and cattle as well as the disposition of Fleischmann’s Vinegar during the fourth quarter of 2018. Interest expense decreased $13.8 million for the six months ended June 30, 2019 compared with the same period in 2018, primarily due to the repayment of the $500 million senior secured term loan during the fourth quarter of 2018. Income tax benefit was $29.1 million for the six months ended June 30, 2019 compared with $16.8 million for the same period in 2018.

The following discussion provides greater detail about our year-to-date segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Six Months Ended June 30,
	2019	2018	% Variance

Ethanol produced
(thousands of gallons)	379,063	576,692	(34.3)
Distillers grains produced
(thousands of equivalent dried tons)	984	1,468	(33.0)
Corn oil produced
(thousands of pounds)	88,023	144,690	(39.2)
Corn consumed
(thousands of bushels)	132,004	200,430	(34.1)

Revenues in our ethanol production segment decreased $437.4 million for the six months ended June 30, 2019 compared with the same period in 2018 primarily due to the disposition of three ethanol plants during the fourth quarter of 2018 as well as lower production volumes of ethanol, distillers grains and corn oil due to the depressed margin environment and lower average realized prices for ethanol and distillers grains.

Cost of goods sold for our ethanol production segment decreased $369.3 million for the six months ended June 30, 2019 compared with the same period last year primarily due to the disposition of three ethanol plants in addition to lower production volumes. As a result of the factors identified above, operating income decreased $53.3 million and EBITDA decreased $63.5 million for the six months ended June 30, 2019 compared with the same period in 2018. Depreciation and amortization expense for the segment was $30.8 million for the three months ended March 31, 2019 compared with $41.0 million for the same period last year, primarily due to the disposition of three ethanol plants during the fourth quarter of 2018.

Agribusiness and Energy Services Segment

Revenues in our agribusiness and energy services segment decreased $43.2 million while operating income decreased by $9.6 million and EBITDA decreased by $9.7 million for the six months ended June 30, 2019 compared with the same period in 2018. The decrease in revenues was primarily due to a decrease in ethanol, distillers grain and corn oil production and trading activity, as well as lower average realized prices for ethanol. Operating income and EBITDA decreased primarily as a result of decreased margins.

Food and Ingredients Segment

Revenues in our food and ingredients segment decreased $24.6 million for the six months ended June 30, 2019 compared with the same period in 2018. The decrease in revenues was primarily due to the sale of Fleischmann’s Vinegar during the fourth quarter of 2018, partially offset by an increase in cattle volumes sold during the six months ended June 30, 2019. Cattle head sold for the six months ended June 30, 2019 and 2018 was approximately 291,000 and 255,000 respectively.

Operating income decreased by $19.7 million and EBITDA decreased $25.9 million for the six months ended June 30, 2019 compared with the same period in 2018 primarily due to the sale of Fleischmann’s Vinegar during the fourth quarter of 2018, as well as overall performance at our cattle feeding operations, which was negatively impacted by severe winter weather and an abnormally negative basis during the first quarter of 2019.

Partnership Segment

Revenues generated by our partnership segment decreased $9.8 million for the six months ended June 30, 2019 compared to the same period of 2018, primarily due to lower storage and throughput volumes due to disposition of three ethanol plants during the fourth quarter of 2018 as well as lower production at our remaining plants and lower revenues generated from rail transportation services due to the assignment of various railcar operating leases as part of the disposition. Operating income decreased $5.8 million and EBITDA decreased $6.0 million for the six months ended June 30, 2019 compared with the same period in 2018 primarily due to the factors described above.

Intersegment Eliminations

Intersegment eliminations of revenues decreased by $21.1 million for the six months ended June 30, 2019 compared with the same period in 2018 due to a decrease in storage and throughput fees paid to the partnership segment as well as decreased intersegment corn purchases and marketing fees within the agribusiness and energy services segment.

Corporate Activities

Operating income was impacted by a decrease in operating expenses for corporate activities of $5.6 million for the six months ended June 30, 2019 compared with the same period in 2018 primarily as a result of a workforce reduction which occurred as part of our portfolio optimization program in the last half of 2018.

Income Taxes

We recorded income tax benefit of $29.1 million for the six months ended June 30, 2019, compared with $16.8 million for the same period in 2018. The change in income tax benefit was due to a higher loss before income taxes for the six months ended June 30, 2019, and R&D credits recorded during the same period in 2018.

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

On June 30, 2019, we had $193.3 million in cash and equivalents, excluding restricted cash, consisting of $133.6 million held at our parent company and the remainder held at our subsidiaries. Additionally, we had $40.6 million in restricted cash at June 30, 2019. We also had $458.8 million available under our committed revolving credit agreements, some of which were subject to restrictions or other lending conditions. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At June 30, 2019, our subsidiaries had approximately $174.8 million of net assets that were not available to us in the form of dividends, loans or advances due to restrictions contained in their credit facilities.

Net cash used in operating activities was $32.2 million for the six months ended June 30, 2019 compared with net cash provided by operating activities $45.9 million for the same period in 2018. Operating activities compared to the prior year were primarily affected by changes in working capital as well as decreases in operating income when compared to the same period of the prior year. Net cash used in investing activities was $20.3 million for the six months ended June 30, 2019 compared with $11.2 million for the same period in 2018, due primarily to increased capital expenditures at our existing ethanol plants partially offset by cash received from other investing activities in 2018. Net cash used in financing activities was $31.8 million for the six months ended June 30, 2019 compared with $96.2 million for the same period in 2018, with the decrease in cash used resulting from an increase in net borrowings offset by payments for the repurchase of common stock.

Additionally, Green Plains Trade, Green Plains Cattle and Green Plains Grain use revolving credit facilities to finance working capital requirements. We frequently draw from and repay these facilities which results in significant cash movements reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

We incurred capital expenditures of $23.5 million in the first half of 2019 primarily for a high-protein expansion project at one of our ethanol plants, and for various maintenance projects. Capital spending for the remainder of 2019 is expected to be between approximately $55.0 million and $65.0 million for various projects, which are expected to be financed with available borrowings under our credit facilities and cash provided by operating activities.

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

On May 8, 2019, our board of directors declared a quarterly cash dividend of $0.12 per share. The dividend was paid on June 14, 2019, to shareholders of record at the close of business on May 24, 2019. On June 18, 2019, the company announced that its board of directors has decided to suspend its future quarterly cash dividend following the June 14, 2019 dividend payment, in order to retain and redirect cash flow to the company’s Project 24 operating expense equalization plan, the deployment of high-protein technology and its stock repurchase program.

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement requires the partnership to distribute all available cash, as defined, to its partners, including us, within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. On July 18, 2019, the board of directors of the general partner of the partnership declared a cash distribution of $0.475 per unit on outstanding common and subordinated units. The distribution is payable on August 9, 2019, to unitholders of record at the close of business on August 2, 2019.

In August 2014, we announced a share repurchase program of up to $100 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. During the three months ended June 30, 2019, we purchased a total of 3,197,277 shares of our common stock for approximately $39.9 million. To date, we have repurchased 4,316,626 of common stock for approximately $59.6 million under the program.

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

We were in compliance with our debt covenants at June 30, 2019. Based on our forecasts, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.

As outlined in Note 8 - Debt, we use LIBOR as a reference rate for certain revolving credit facilities. LIBOR is currently set to be phased out at the end of 2021. At this time, it is not possible to predict the effect of this change or the alternative reference rate to be used. We will need to renegotiate certain credit facilities to determine the interest rate to replace LIBOR with the new standard that is established. As such, the potential effect of any such event on interest expense cannot yet be determined.

Corporate Activities

On June 21, 2019, we issued $105.0 million of 4.00% convertible senior notes due in 2024, or the 4.00% notes. We used approximately $57.8 million of the net proceeds to repurchase the outstanding $56.8 million outstanding principal amount of our 3.25% convertible senior notes due October 1, 2019, including accrued and unpaid interest, in privately negotiated transactions concurrently with this offering. We used approximately $39.9 million of the net proceeds from the offering to repurchase approximately 3.2 million shares of common stock concurrently with the offering in privately negotiated transactions. The remaining proceeds will be used for general corporate purposes.

The 4.00% notes are senior, unsecured obligations, with interest payable on January 1 and July 1 of each year, beginning January 1, 2020, at a rate of 4.00% per annum. The initial conversion rate will be 64.1540 shares of our common stock per $1,000 principal amount of the 4.00% notes, which is equivalent to an initial conversion price of approximately $15.59 per share of our common stock. The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our calling the 4.00% notes for redemption. We may settle the 4.00% notes in cash, common stock or a combination of cash and common stock. At June 30, 2019, the outstanding principal balance was $73.9 million on the 4.00% notes.

On July 19, 2019, we closed on the issuance of the additional $10.0 million aggregate principal amount of the 4.00% notes to the initial purchasers. The Option Notes provided us with net proceeds, after deducting commissions and our offering expenses, of approximately $9.5 million. The Option Notes will have the same terms as the 4.00% notes issued on June 21, 2019, and will be issued under the same Indenture dated as of June 21, 2019. After the issuance of the Option Notes, total aggregate principal of the 4.00% notes was $115.0 million.

In August 2016, we issued $170.0 million of 4.125% convertible senior notes due in 2022, or 4.125% notes, which are senior, unsecured obligations with interest payable on March 1 and September 1 of each year. Prior to March 1, 2022, the 4.125% notes are not convertible unless certain conditions are satisfied. The initial conversion rate is 35.7143 shares of common stock per $1,000 of principal which is equal to a conversion price of approximately $28.00 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, including when the quarterly cash dividend exceeds $0.12 per share. We may settle the 4.125% notes in cash, common stock or a combination of cash and common stock. At June 30, 2019, the outstanding principal balance was $145.9 million on the 4.125% notes.

Ethanol Production Segment

We have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.

Agribusiness and Energy Services Segment

Green Plains Grain has a $100.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in June of 2022. This facility can be increased by up to $75.0 million with agent approval and up to $50.0 million for seasonal borrowings. Total commitments outstanding under the facility cannot exceed $225.0 million. On June 28, 2019, the company amended the credit facility to extend the existing maturity date from July 26, 2019 to June 28, 2022 and lower the maximum commitment from $125.0 million to $100.0 million. At June 30, 2019, the outstanding principal balance was $42.0 million on the facility and the interest rate was 6.76%.

Green Plains Grain has entered into short-term inventory financing agreements with a financial institution. The company has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. The company had no short-term notes payable related to these inventory financing agreements as of June 30, 2019.

Green Plains Trade has a $300.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in July of 2022. This facility can be increased by up to $70.0 million with agent approval. Advances are subject to variable interest rates equal to a daily LIBOR rate plus 2.25% or the base rate plus 1.25%. The unused portion of the credit facility is also subject to a commitment fee of 0.375% per annum. At June 30, 2019, the outstanding principal balance was $132.3 million on the facility and the interest rate was 4.69%.

Green Plains Commodity Management has an uncommitted $20.0 million revolving credit facility which matures April 30, 2023 to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to LIBOR plus 1.75%. At June 30, 2019, the outstanding principal balance was $14.5 million on the facility and the interest rate was 4.12%.

Food and Ingredients Segment

Green Plains Cattle has a $500.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in April of 2020. This facility can be increased by up to $100.0 million with agent approval and includes a swing-line sublimit of $20.0 million. At June 30, 2019, the outstanding principal balance was $334.7 million on the facility and our interest rate was 4.91%.

Advances under the revolving credit facility are subject to variable interest rates equal to LIBOR plus 2.0% to 3.0% or the base rate plus 1.0% to 2.0%, depending on the preceding three months’ excess borrowing availability. The unused portion of the credit facility is also subject to a commitment fee of 0.20% to 0.30% per annum, depending on the preceding three months’ excess borrowing availability. Interest is payable as required, but not less than quarterly in arrears and principal is due upon maturity.

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a $200.0 million revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The credit facility can be increased by an additional $20.0 million without the consent of the lenders. At June 30, 2019, the outstanding principal balance of the facility was $132.2 million and our interest rate was 5.41%.

Contractual Obligations

Contractual obligations as of June 30, 2019, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term and short-term debt obligations (1)	$956,081	$524,754	$134,285	$171,997	$125,045
Interest and fees on debt obligations (2)	90,326	45,965	24,776	11,820	7,765
Operating lease obligations (3)	73,884	19,224	23,495	10,675	20,490
Other	20,799	2,849	7,251	2,351	8,348
Purchase obligations:
Forward grain purchase contracts (4)	291,754	288,150	2,187	1,417	-
Other commodity purchase contracts (5)	142,160	132,752	8,348	1,060	-
Other	41	41	-	-	-
Total contractual obligations	$1,575,045	$1,013,735	$200,342	$199,320	$161,648

(1)Includes the current portion of long-term debt and future finance lease obligations and excludes the effect of any debt discounts and issuance costs.

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

Interest Rate Risk

We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or LIBOR. A 10% increase in interest rates would affect our interest cost by approximately $3.3 million per year. At June 30, 2019, we had $895.6 million in debt, $655.7 million of which had variable interest rates.

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

To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, corn oil, natural gas and cattle, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three and six months ended June 30, 2019, revenues included net losses of $11.7 million and $40.4 million, respectively, and cost of goods sold included net losses of $8.5 million and $4.7 million, respectively, associated with derivative financial instruments.

Ethanol Production Segment

In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. To reduce commodity price risk caused by market fluctuations, we enter into exchange-traded futures and options contracts that serve as economic hedges.

Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on June 30, 2019, which is as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price

Ethanol	1,123,000	Gallons	$129,109
Corn	387,000	Bushels	$129,632
Distillers grains	2,900	Tons (2)	$29,573
Corn oil	292,000	Pounds	$5,117
Natural gas	31,200	MmBTU	$4,341

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $0.7 million for grain at June 30, 2019. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $50 thousand.

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $6.7 million for cattle at June 30, 2019. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $0.5 million.

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $13.3 million for grain and other cattle feed at June 30, 2019. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $1.0 million.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2018, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. Investors should also carefully consider the discussion of risks with the partnership under the heading “Risk Factors” and other information in their annual report on Form 10-K for the year ended December 31, 2018. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. The following risk factors supplement and/or updates risk factors previously disclosed and should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

Our risk management and commodity trading strategies could be ineffective and expose us to decreased liquidity.

As market conditions warrant, we use forward contracts to sell some of our ethanol, distillers grains, corn oil, and live cattle or buy some of the corn, natural gas, or feeder cattle we need to partially offset commodity price volatility. We also engage in other hedging transactions and other commodity trading involving exchange-traded futures contracts for corn, natural gas, cattle and ethanol and other agricultural commodities. The financial impact of these activities depends on the price of the commodities involved and/or our ability to physically receive or deliver the commodities.

Hedging arrangements expose us to risk of financial loss when the counterparty defaults on its contract or, in the case of exchange-traded contracts, when the expected differential between the price of the underlying and physical commodity changes. Hedging activities can result in losses when a position is purchased in a declining market or sold in a rising market. Hedging losses may be offset by a decreased cash price for corn, natural gas and feeder cattle and an increased cash price for ethanol, distillers grains, live cattle and corn oil. We vary the amount of hedging and other risk mitigation strategies we undertake and sometimes choose not to engage in hedging transactions at all. We cannot provide assurance that our risk management and commodity trading strategies and decisions will be profitable or effectively offset commodity price volatility. If they are not our results of operations and financial position may be adversely affected.

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

The interest rates under our revolving credit facility may be impacted by the phase-out of LIBOR.

LIBOR is the basic rate of interest widely used as a reference for setting the interest rates on loans globally. We use LIBOR as a reference rate for our revolving credit facilities. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, however, we are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR may be on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations.

The following table lists the shares that were surrendered during the second quarter of 2019:

Period	Total Number of Shares Withheld for Employee Awards	Average Price Paid per Share
April 1 - April 30	-	$-
May 1 - May 31	6,750	16.17
June 1 - June 30	-	-
Total	6,750	$16.17

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

The following table lists the shares repurchased under the share repurchase program during the second quarter of 2019.

Period	Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Approximate Dollar Value of Shares that may yet be Repurchased under the Program (in thousands)
April 1 - April 30	-	$-	1,119,349	$80,290
May 1 - May 31	-	-	1,119,349	80,290
June 1 - June 30	3,197,277	12.47	4,316,626	40,420
Total	3,197,277	$12.47	4,316,626	$40,420

Since inception, the company has repurchased 4,316,626 shares of common stock for approximately $59.6 million under the program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description of Exhibit
4.1

Indenture relating to the 4.00% Convertible Senior Notes due 2024, dated as of June 21, 2019, between Green Plains Inc. and Wilmington Trust, National Association, including the form of Global Note attached as Exhibit A thereto. (incorporated herein by reference to Exhibit 4.1 of the company’s Current Report on Form 8-K filed on June 21, 2019)

10.1	Consent to Credit Agreement, dated July 15, 2019, by and among Green Plains Operating Company LLC and Bank of America, as Administrative Agent
10.2

Ninth Amendment to Credit Agreement, dated as of June 28, 2019, among Green Plains Grain Company LLC and BNP Paribas, as Administrative Agent, and the lenders party to the Credit Agreement (incorporated herein by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on July 1, 2019)

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
101

The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 6, 2019	GREEN PLAINS INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: August 6, 2019	By: /s/ G. Patrich Simpkins Jr. _ G. Patrich Simpkins Jr. Chief Financial Officer (Principal Financial Officer)