Form 10-Q
period 2020-06-30
Green Plains Inc.
filed 2020-08-05
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020

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

☐ Yes ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of July 30, 2020, was 35,653,366 shares.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Inc., Subsidiaries, and Partners:

Green Plains; the company	Green Plains Inc. and its subsidiaries
BioProcess Algae	BioProcess Algae LLC
Green Plains Cattle; GPCC	Green Plains Cattle Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP
Green Plains Trade	Green Plains Trade Group LLC

Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
LTIP	Long-Term Incentive Plan
R&D Credits	Research and development tax credits
SEC	Securities and Exchange Commission

Industry and Other Defined Terms:

Bgy	Billion gallons per year
CAFE	Corporate Average Fuel Economy
the CARES Act	Coronavirus Aid, Relief, and Economic Security Act
COVID-19	Coronavirus Disease 2019
D.C.	District of Columbia
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
GATT	General Agreement on Tariffs and Trade
MmBtu	Million British Thermal Units
Mmg	Million gallons
MTBE	Methyl tertiary-butyl ether
MVC	Minimum volume commitment
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
SRE	Small refinery exemption
U.S.	United States
USDA	U.S. Department of Agriculture
WTO	World Trade Organization

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$163,362	$245,977
Restricted cash	20,234	23,919
Accounts receivable, net of allowances of $218 and $166, respectively	67,185	107,183
Income taxes receivable	57,714	6,216
Inventories	173,121	252,992
Prepaid expenses and other	15,465	13,685
Derivative financial instruments	18,974	17,941
Total current assets	516,055	667,913
Property and equipment, net of accumulated depreciation and amortization of $523,459 and $486,677, respectively	850,369	827,271
Operating lease right-of-use assets	50,408	52,476
Investment in equity method investees	113,763	68,998
Other assets	40,480	81,560
Total assets	$1,571,075	$1,698,218

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$93,566	$156,693
Accrued and other liabilities	32,231	39,384
Derivative financial instruments	15,459	8,721
Operating lease current liabilities	14,684	16,626
Short-term notes payable and other borrowings	131,425	187,812
Current maturities of long-term debt	36,647	132,555
Total current liabilities	324,012	541,791
Long-term debt	341,219	243,990
Operating lease long-term liabilities	38,865	38,314
Other liabilities	9,709	8,837
Total liabilities	713,805	832,932

Commitments and contingencies (Note 14)

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,466,527 and 46,964,115 shares issued, and 35,653,366 and 36,031,933 shares outstanding, respectively	47	47
Additional paid-in capital	736,688	734,580
Retained earnings	123,491	148,150
Accumulated other comprehensive income (loss)	12,840	(11,064)
Treasury stock, 11,813,161 and 10,932,182 shares, respectively	(131,287)	(119,808)
Total Green Plains stockholders' equity	741,779	751,905
Noncontrolling interests	115,491	113,381
Total stockholders' equity	857,270	865,286
Total liabilities and stockholders' equity	$1,571,075	$1,698,218

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Product revenues	$416,605	$628,878	$1,048,186	$1,065,214
Service revenues	1,384	1,692	2,672	3,997
Total revenues	417,989	630,570	1,050,858	1,069,211

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	390,861	633,960	1,008,089	1,068,351
Operations and maintenance expenses	6,603	6,234	12,763	13,098
Selling, general and administrative expenses	20,518	19,510	42,156	37,910
Goodwill impairment	-	-	24,091	-
Depreciation and amortization expenses	19,375	17,511	37,455	35,135
Total costs and expenses	437,357	677,215	1,124,554	1,154,494
Operating loss from continuing operations	(19,368)	(46,645)	(73,696)	(85,283)

Other income (expense)
Interest income	47	860	640	2,046
Interest expense	(9,670)	(11,249)	(19,367)	(20,980)
Other, net	14	(370)	850	542
Total other expense	(9,609)	(10,759)	(17,877)	(18,392)
Loss from continuing operations before income taxes and income (loss) from equity method investees	(28,977)	(57,404)	(91,573)	(103,675)
Income tax benefit	11,458	15,322	55,741	28,265
Income (loss) from equity method investees, net of income taxes	12,045	(36)	20,011	(110)
Net loss from continuing operations including noncontrolling interest	(5,474)	(42,118)	(15,821)	(75,520)
Net income (loss) from discontinued operations, net of income taxes	-	1,939	-	(2,530)
Net loss	(5,474)	(40,179)	(15,821)	(78,050)
Net income attributable to noncontrolling interests	2,740	5,163	8,838	10,091
Net loss attributable to Green Plains	$(8,214)	$(45,342)	$(24,659)	$(88,141)

Earnings per share - basic and diluted
Net loss from continuing operations	$(0.24)	$(1.18)	$(0.71)	$(2.13)
Net income (loss) from discontinued operations	-	0.05	-	(0.06)
Net loss attributable to Green Plains	$(0.24)	$(1.13)	$(0.71)	$(2.19)

Weighted average shares outstanding:
Basic	34,603	40,081	34,634	40,200
Diluted	34,603	40,081	34,634	40,200

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(5,474)	$(40,179)	$(15,821)	$(78,050)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during the period, net of tax benefit (expense) of $428, ($9,884), ($1,019) and ($7,804), respectively	(1,333)	33,260	3,199	26,377
Reclassification of realized losses (gains) on derivatives, net of tax expense (benefit) of $1, ($947), $1,431 and ($4,087), respectively	(7)	3,440	(4,492)	13,816
Other comprehensive income (loss), net of tax	(1,340)	36,700	(1,293)	40,193
Share of equity method investees other comprehensive income arising during the period, net of tax benefit (expense) of $5,336, $0, ($8,023) and $0, respectively	(16,759)	-	25,197	-
Total other comprehensive income (loss), net of tax	(18,099)	36,700	23,904	40,193
Comprehensive income (loss)	(23,573)	(3,479)	8,083	(37,857)
Comprehensive income attributable to noncontrolling interests	2,740	5,163	8,838	10,091
Comprehensive loss attributable to Green Plains	$(26,313)	$(8,642)	$(755)	$(47,948)

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss from continuing operations including noncontrolling interest	$(15,821)	$(75,520)
Net loss from discontinued operations, net of income taxes	-	(2,530)
Net loss	(15,821)	(78,050)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,455	35,135
Amortization of debt issuance costs and debt discount	10,373	9,691
Goodwill impairment	24,091	-
Deferred income taxes	(18,132)	(27,543)
Stock-based compensation	3,555	4,809
Loss (income) from equity method investees, net of income taxes	(20,011)	110
Distribution from equity method investment	14,326	-
Other	(8)	1,327
Changes in operating assets and liabilities before effects of business combinations and dispositions:
Accounts receivable	39,960	(9,971)
Inventories	79,841	80,681
Derivative financial instruments	4,000	3,244
Prepaid expenses and other assets	1,220	2,893
Accounts payable and accrued liabilities	(65,276)	(62,651)
Current income taxes	(26,610)	(2,137)
Other	(3,026)	(612)
Net cash provided by (used in) operating activities - continuing operations	65,937	(43,074)
Net cash provided by operating activities - discontinued operations	-	10,865
Net cash provided by (used in) operating activities	65,937	(32,209)

Cash flows from investing activities:
Purchases of property and equipment, net	(63,881)	(20,016)
Proceeds from the sale of assets, net	-	3,155
Other investing activities	(4,098)	-
Net cash used in investing activities - continuing operations	(67,979)	(16,861)
Net cash used in investing activities - discontinued operations	-	(3,451)
Net cash used in investing activities	(67,979)	(20,312)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	3,000	147,700
Payments of principal on long-term debt	(316)	(45,125)
Proceeds from short-term borrowings	1,237,064	1,252,157
Payments on short-term borrowings	(1,301,154)	(1,285,856)
Payments for repurchase of common stock	(11,479)	(39,870)
Payments of cash dividends and distributions	(6,887)	(20,692)
Proceeds from disgorgement of shareholder short-swing profits	-	6,699
Payments of loan fees	(3,198)	(4,892)
Payments related to tax withholdings for stock-based compensation	(1,288)	(2,094)
Net cash provided by (used in) financing activities - continuing operations	(84,258)	8,027
Net cash used in financing activities - discontinued operations	-	(39,793)
Net cash used in financing activities	(84,258)	(31,766)

Net change in cash, cash equivalents and restricted cash	(86,300)	(84,287)
Cash, cash equivalents and restricted cash, beginning of period	269,896	283,284
Discontinued operations cash activity included above:
Add: Cash balance included in current assets of discontinued operations at beginning of period	-	34,911
Less: Cash balance included in current assets of discontinued operations at end of period	-	(2)
Cash, cash equivalents and restricted cash, end of period	$183,596	$233,906

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Six Months Ended June 30,
	2020	2019
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$163,362	$193,280
Restricted cash	20,234	40,628
Discontinued operations cash activity included above:
Less: Cash, cash equivalents and restricted cash balance included in current assets of discontinued operations at end of period	-	(2)
Total cash, cash equivalents and restricted cash	$183,596	$233,906

Supplemental disclosures of cash flow:
Cash paid (refunded) for income taxes	$(4,757)	$564
Cash paid for interest of continuing operations	$11,217	$14,269
Cash paid for interest of discontinued operations	$-	$8,770

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

Consolidated Financial Statements

The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis. The company owns a 49.0% limited partner interest and a 2.0% general partner interest in Green Plains Partners LP. Public investors own the remaining 49.0% limited partner interest in the partnership. The company determined that the limited partners in the partnership with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact partnership’s economic performance; therefore, the partnership is considered a variable interest entity. The company, through its ownership of the general partner interest in the partnership, has the power to direct the activities that most significantly affect economic performance and is obligated to absorb losses and has the right to receive benefits that could be significant to the partnership. Therefore, the company is considered the primary beneficiary and consolidates the partnership in the company’s financial statements. The assets of the partnership cannot be used by the company for general corporate purposes. The partnership’s consolidated total assets as of June 30, 2020 and December 31, 2019, excluding intercompany balances, are $89.1 million and $90.0 million, respectively, and primarily consist of property and equipment, operating lease right-of-use assets and goodwill. The partnership’s consolidated total liabilities as of June 30, 2020 and December 31, 2019, excluding intercompany balances, are $174.1 million and $180.9 million, respectively, which primarily consist of long-term debt as discussed in Note 9 – Debt and operating lease liabilities. The liabilities recognized as a result of consolidating the partnership do not represent additional claims on our general assets.

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

Description of Business

The company operates within four business segments: (1) ethanol production, which includes the production of ethanol, including industrial-grade alcohol, distillers grains and corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and ingredients, which includes food-grade corn oil and (4) partnership, which includes fuel storage and transportation services.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued amended guidance in ASC 740, Income Taxes - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. The company is evaluating the impact of this standard on its consolidated financial statements.

In March 2020, the FASB issued amended guidance in ASC 848, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates. The expedients and exceptions provided by the amended guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The guidance is effective upon issuance and to be applied prospectively from any date beginning March 12, 2020 through December 31, 2022. The amended guidance is not expected to have a material impact on the company’s consolidated financial statements.

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

Revenue by Source

The following tables disaggregate revenue by major source for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30, 2020
	Ethanol Production	Agribusiness & Energy Services	Food & Ingredients	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$-	$-	$-	$-	$-	$-
Distillers grains	4,589	-	-	-	-	4,589
Service revenues	-	-	-	1,267	-	1,267
Other	1,232	1,870	-	-	-	3,102
Intersegment revenues	25	-	-	1,838	(1,863)	-
Total revenues from contracts with customers	5,846	1,870	-	3,105	(1,863)	8,958
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	218,816	90,907	-	-	-	309,723
Distillers grains	55,635	13,555	-	-	-	69,190
Corn oil	9,504	12,146	-	-	-	21,650
Grain	-	7,724	-	-	-	7,724
Other	741	(114)	-	-	-	627
Intersegment revenues	-	4,368	-	-	(4,368)	-
Total revenues from contracts accounted for as derivatives	284,696	128,586	-	-	(4,368)	408,914
Leasing revenues under ASC 842 (2):	-	-	-	17,276	(17,159)	117
Total Revenues	$290,542	$130,456	$-	$20,381	$(23,390)	$417,989

	Six Months Ended June 30, 2020
	Ethanol Production	Agribusiness & Energy Services	Food & Ingredients	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$-	$-	$-	$-	$-	$-
Distillers grains	21,064	-	-	-	-	21,064
Service revenues	-	-	-	2,446	-	2,446
Other	4,191	2,260	-	-	-	6,451
Intersegment revenues	50	-	-	3,912	(3,962)	-
Total revenues from contracts with customers	25,305	2,260	-	6,358	(3,962)	29,961
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	585,908	217,000	-	-	-	802,908
Distillers grains	128,162	18,264	-	-	-	146,426
Corn oil	24,188	17,876	-	-	-	42,064
Grain	6	15,674	-	-	-	15,680
Other	2,698	10,895	-	-	-	13,593
Intersegment revenues	-	11,676	-	-	(11,676)	-
Total revenues from contracts accounted for as derivatives	740,962	291,385	-	-	(11,676)	1,020,671
Leasing revenues under ASC 842 (2):	-	-	-	34,294	(34,068)	226
Total Revenues	$766,267	$293,645	$-	$40,652	$(49,706)	$1,050,858

	Three Months Ended June 30, 2019 (3)
	Ethanol Production	Agribusiness & Energy Services	Food & Ingredients	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$-	$-	$-	$-	$-	$-
Distillers grains	13,724	-	-	-	-	13,724
Service revenues	-	-	-	1,608	-	1,608
Other	1,773	442	-	-	-	2,215
Intersegment revenues	26	-	-	1,829	(1,855)	-
Total revenues from contracts with customers	15,523	442	-	3,437	(1,855)	17,547
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	355,385	136,225	-	-	-	491,610
Distillers grains	66,139	9,629	-	-	-	75,768
Corn oil	12,994	10,463	-	-	-	23,457
Grain	-	19,229	-	-	-	19,229
Other	902	1,973	-	-	-	2,875
Intersegment revenues	-	7,007	-	-	(7,007)	-
Total revenues from contracts accounted for as derivatives	435,420	184,526	-	-	(7,007)	612,939
Leasing revenues under ASC 842 (2):	-	-	-	17,388	(17,304)	84
Total Revenues	$450,943	$184,968	$-	$20,825	$(26,166)	$630,570

	Six Months Ended June 30, 2019 (3)
	Ethanol Production	Agribusiness & Energy Services	Food & Ingredients	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$620	$-	$-	$-	$-	$620
Distillers grains	31,405	-	-	-	-	31,405
Service revenues	-	-	-	3,691	-	3,691
Other	2,008	620	-	-	-	2,628
Intersegment revenues	51	-	-	3,221	(3,272)	-
Total revenues from contracts with customers	34,084	620	-	6,912	(3,272)	38,344
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	556,543	213,302	-	-	-	769,845
Distillers grains	102,738	26,088	-	-	-	128,826
Corn oil	21,607	17,434	1,452	-	-	40,493
Grain	136	40,084	-	-	-	40,220
Other	6,668	44,509	-	-	-	51,177
Intersegment revenues	-	12,139	-	-	(12,139)	-
Total revenues from contracts accounted for as derivatives	687,692	353,556	1,452	-	(12,139)	1,030,561
Leasing revenues under ASC 840 (2):	-	-	-	35,000	(34,694)	306
Total Revenues	$721,776	$354,176	$1,452	$41,912	$(50,105)	$1,069,211

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

(3)Revenues include certain items which were previously considered intercompany transactions prior to the disposition of GPCC and therefore eliminated upon consolidation. These revenue transactions are now presented on a gross basis in product revenues. These revenue transactions total $5.7 million and $9.1 million for the three and six months ended June 30, 2019.

Major Customers

Revenue from Customer A represented 16% and 18% of total revenues for the three and six months ended June 30, 2020, respectively, and 10% and 12% of total revenues for the three and six months ended June 30, 2019, respectively. Revenue from Customer B represented 11% of total revenues for the three ended June 30, 2019. Revenues from these customers are reported in the ethanol production segment.

3. DISPOSITIONS AND DISCONTINUED OPERATIONS

DISPOSITIONS

Disposition of Green Plains Cattle Company LLC

On September 1, 2019, the company, TGAM Agribusiness Fund Holdings-B LP (“TGAM”) and StepStone Atlantic Fund, L.P. (“StepStone”) formed a joint venture and entered into the LLC Agreement. GPCC was previously a wholly owned subsidiary of Green Plains. Green Plains also entered into a Securities Purchase Agreement with TGAM and StepStone, whereby TGAM and StepStone purchased an aggregate of 50% of the membership interests of GPCC from Green Plains for approximately $76.9 million in cash. There was no gain or loss recorded as part of this transaction. The LLC Agreement contains certain earn-out or bonus provisions to be paid by or received from GPCC if certain EBITDA thresholds are met. The company will record any gain contingency amounts in the consolidated financial statements when the consideration is received, which is anticipated to be in the third quarter of 2020.

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

Summarized Results of Discontinued Operations

The following table presents the results of our discontinued operations (in thousands).

	Three Months Ended June 30, 2019 (1)	Six Months Ended June 30, 2019 (1)

Product revenues	$270,924	$478,009

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	259,900	464,457
Selling, general and administrative expenses	2,176	4,460
Depreciation and amortization expenses	1,583	3,194
Total costs and expenses	263,659	472,111
Operating income	7,265	5,898

Other income (expense)
Interest income	63	140
Interest expense	(4,720)	(9,416)
Total other expense	(4,657)	(9,276)
Income (loss) before income taxes	2,608	(3,378)
Income tax benefit (expense)	(669)	848
Net income (loss)	$1,939	$(2,530)

(1)Product revenues, costs of goods sold and selling, general and administrative expenses include certain revenue and expense items which were previously considered intercompany transactions prior to the disposition of GPCC and therefore eliminated upon consolidation. These revenue transactions total $5.7 million and $9.1 million for the three and six months ended June 30, 2019, respectively. These costs of goods sold transactions total $5.6 million and $9.0 million for the three and six months ended June 30, 2019, respectively.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at June 30, 2020
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$163,362	$-	$163,362
Restricted cash	20,234	-	20,234
Inventories carried at market	-	26,572	26,572
Unrealized gains on derivatives	-	18,714	18,714
Other assets	112	3,002	3,114
Total assets measured at fair value	$183,708	$48,288	$231,996

Liabilities:
Accounts payable (1)	$-	$25,347	$25,347
Unrealized losses on derivatives	-	11,463	11,463
Other	-	13	13
Total liabilities measured at fair value	$-	$36,823	$36,823

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$245,977	$-	$245,977
Restricted cash	23,919	-	23,919
Inventories carried at market	-	73,318	73,318
Unrealized gains on derivatives	-	14,515	14,515
Other assets	113	-	113
Total assets measured at fair value	$270,009	$87,833	$357,842

Liabilities:
Accounts payable (1)	$-	$37,294	$37,294
Unrealized losses on derivatives	-	7,771	7,771
Total liabilities measured at fair value	$-	$45,065	$45,065

(1)Accounts payable is generally stated at historical amounts with the exception of $25.3 million and $37.3 million at June 30, 2020 and December 31, 2019, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

The fair value of the company’s debt was approximately $520.7 million compared with a book value of $509.3 million at June 30, 2020. The fair value of the company’s debt approximated book value, which was $564.4 million at December 31, 2019. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair values of its accounts receivable approximated book value, which was $67.2 million and $107.2 million at June 30, 2020 and December 31, 2019, respectively.

Although the company currently does not have any recurring Level 3 financial measurements, the fair values of tangible assets and goodwill acquired and the equity component of convertible debt represent Level 3 measurements which were derived using a combination of the income approach, market approach and cost approach for the specific assets or liabilities being valued.

5. SEGMENT INFORMATION

The company reports the financial and operating performance for the following four operating segments: (1) ethanol production, which includes the production of ethanol, including industrial-grade alcohol, distillers grains and corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and ingredients, which includes food-grade corn oil and (4) partnership, which includes fuel storage and transportation services.

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

The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 (1)	2020	2019 (1)
Revenues:
Ethanol production:
Revenues from external customers	$290,517	$450,917	$766,217	$721,725
Intersegment revenues	25	26	50	51
Total segment revenues	290,542	450,943	766,267	721,776
Agribusiness and energy services:
Revenues from external customers	126,088	177,961	281,969	342,037
Intersegment revenues	4,368	7,007	11,676	12,139
Total segment revenues	130,456	184,968	293,645	354,176
Food and ingredients:
Revenues from external customers	-	-	-	1,452
Intersegment revenues	-	-	-	-
Total segment revenues	-	-	-	1,452
Partnership:
Revenues from external customers	1,384	1,692	2,672	3,997
Intersegment revenues	18,997	19,133	37,980	37,915
Total segment revenues	20,381	20,825	40,652	41,912
Revenues including intersegment activity	441,379	656,736	1,100,564	1,119,316
Intersegment eliminations	(23,390)	(26,166)	(49,706)	(50,105)
Revenues as reported	$417,989	$630,570	$1,050,858	$1,069,211

(1)Revenues include certain items which were previously considered intercompany transactions prior to the disposition of GPCC and therefore eliminated upon consolidation. These revenue transactions are now presented on a gross basis in product revenues. These revenue transactions total $5.7 million and $9.1 million for the three and six months ended June 30, 2019, respectively.

Refer to Note 2 - Revenue, for further disaggregation of revenue by operating segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 (1)	2020	2019 (1)
Cost of goods sold:
Ethanol production	$284,174	$483,352	$773,324	$776,839
Agribusiness and energy services	125,768	176,214	282,270	335,840
Food and ingredients	-	6	-	1,522
Intersegment eliminations	(19,081)	(25,612)	(47,505)	(45,850)
	$390,861	$633,960	$1,008,089	$1,068,351

(1)Cost of goods sold include certain items which were previously considered intercompany transactions prior to the disposition of GPCC and therefore eliminated upon consolidation. These cost of goods sold transactions are now presented on a gross basis in cost of goods sold. These costs of goods sold transactions total $5.6 million and $9.0 million for the three and six months ended June 30, 2019, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating income (loss):
Ethanol production (1)	$(18,792)	$(53,885)	$(79,573)	$(98,077)
Agribusiness and energy services	351	4,341	2,911	9,645
Food and ingredients	-	(5)	-	(70)
Partnership	12,225	13,156	24,655	25,707
Intersegment eliminations	(4,283)	(528)	(2,150)	(4,205)
Corporate activities	(8,869)	(9,724)	(19,539)	(18,283)
	$(19,368)	$(46,645)	$(73,696)	$(85,283)

(1)Operating loss for ethanol production includes a goodwill impairment charge of $24.1 million for the six months ended June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation and amortization:
Ethanol production	$17,184	$15,437	$33,082	$30,777
Agribusiness and energy services	556	552	1,109	1,101
Partnership	966	771	1,927	1,756
Corporate activities	669	751	1,337	1,501
	$19,375	$17,511	$37,455	$35,135

The following table sets forth total assets by operating segment (in thousands):

	June 30, 2020	December 31, 2019
Total assets (1):
Ethanol production	$922,962	$884,293
Agribusiness and energy services	271,296	410,400
Partnership	89,072	90,011
Corporate assets	298,100	324,280
Intersegment eliminations	(10,355)	(10,766)
	$1,571,075	$1,698,218

(1)Asset balances by segment exclude intercompany balances.

6. INVENTORIES

Inventories are carried at the lower of cost or net realizable value, except grain held for sale and fair-value hedged inventories. Commodities held for sale are reported at market value. There was no lower of cost or net realizable value inventory adjustment as of June 30, 2020. As of December 31, 2019, the company recorded a $6.6 million lower of cost or net realized value inventory adjustment reflected in cost of goods sold within the ethanol production segment.

The components of inventories are as follows (in thousands):

	June 30, 2020	December 31, 2019
Finished goods	$55,891	$85,975
Commodities held for sale	18,700	42,836
Raw materials	51,711	77,900
Work-in-process	11,621	13,523
Supplies and parts	35,198	32,758
	$173,121	$252,992

7. GOODWILL

The company had two reporting units, to which goodwill was assigned. We are required to perform impairment tests related to our goodwill annually, which we perform as of October 1, or sooner if an indicator of impairment occurs. Near term industry outlook due to the significant decrease in crude oil prices, lower gasoline demand, general uncertainty due to the COVID-19 outbreak and the subsequent decline in our stock price caused a decline in the company’s market capitalization during the three months ended March 31, 2020. As such, the company determined a triggering event had occurred that required an interim impairment assessment for its ethanol production reporting unit. Due to the impairment indicators noted as a result of these triggering events, we evaluated our goodwill as of March 31, 2020. Significant assumptions inherent in the valuation methodologies for goodwill were employed and included, but were not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on our quantitative evaluation, we determined that the fair value of the ethanol production reporting unit did not exceed its carrying value. As a result, we concluded that the goodwill assigned to the ethanol production reporting unit was impaired and recorded a non-cash impairment charge of $24.1 million.

Based on similar factors as noted above, the company determined a triggering event had occurred that required an interim impairment assessment for its partnership reporting unit. Due to the impairment indicators noted as a result of these triggering events, we evaluated goodwill as of June 30, 2020. Significant assumptions inherent in the valuation methodologies for goodwill are employed and include, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on the company’s quantitative evaluation of the partnership’s goodwill as of June 30, 2020, it was determined that the fair value of the partnership reporting unit exceeded its carrying value. As a result, the company concluded that the goodwill assigned to the partnership reporting unit was not impaired, but could be at risk of future impairment.

Changes in the carrying amount of goodwill attributable to each business segment during the six months ended June 30, 2020 were as follows (in thousands):

	Ethanol
	Production	Partnership	Total
Balance, December 31, 2019	$24,091	$10,598	$34,689
Impairment charge	(24,091)	-	(24,091)
Balance, June 30, 2020	$-	$10,598	$10,598

8. DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2020, the company’s consolidated balance sheet reflected unrealized gains of $12.8 million, net of tax, in accumulated other comprehensive income which primarily related to our share of equity method investees other comprehensive income. The company expects these gains will be reclassified as income from equity method investees, net of income taxes over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in income from equity method investees, net of income taxes will differ as commodity prices change.

Fair Values of Derivative Instruments

The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives'				Liability Derivatives'
	Fair Value				Fair Value
	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
Derivative financial instruments	$18,714	(1)	$14,515	(2)	$11,463	(3)	$7,771
Other assets	2		-		-		-
Other liabilities	-		-		13		-
Total	$18,716		$14,515		$11,476		$7,771

(1)At June 30, 2020, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange traded futures and options contracts of $0.3 million.

(2)At December 31, 2019, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange traded futures and options contracts of $3.4 million, which include $0.1 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

(3)At June 30, 2020, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange traded futures and options contracts of $4.0 million.

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

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other	Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive Income into Income	2020	2019	2020	2019
Revenues	$6	$-	$8,824	$-
Cost of goods sold	-	-	(2,901)	-
Net income (loss) from discontinued operations, net of income taxes	-	(4,387)	-	(17,903)
Net gain (loss) recognized in loss before tax	$6	$(4,387)	$5,923	$(17,903)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain (Loss) Recognized in Other Comprehensive Income on	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives	2020	2019	2020	2019
Commodity contracts	$(1,761)	$43,144	$4,218	$34,181

		Amount of Gain (Loss)
		Recognized in Income on Derivatives
Derivatives Not Designated	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments	on Derivatives	2020	2019	2020	2019
Commodity contracts	Revenues	$(15,598)	$(11,649)	$29,809	$(24,473)
Commodity contracts	Costs of goods sold	9,173	(10,359)	6,494	(6,949)
Commodity contracts	Net loss from discontinued operations, net of income taxes	-	5,556	-	(185)
Net gain (loss) recognized in loss before tax		$(6,425)	$(16,452)	$36,303	$(31,607)

The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	June 30, 2020		December 31, 2019
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Inventories	$19,342	$(3,105)	$55,021	$(2,808)

Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations

The effect of cash flow and fair value hedges and the line items on the consolidated statements of operations where they are reported are as follows (in thousands):

	Location and Amount of Gain or (Loss) Recognized in
	Income on Cash Flow and Fair Value Hedging Relationships
	for the Three Months Ended June 30,
	2020			2019
	Revenue	Cost of Goods Sold	Income (Loss) from Discontinued Operations, Net of Income Taxes	Revenue	Cost of Goods Sold	Income (Loss) from Discontinued Operations, Net of Income Taxes
Gain (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$6	$-	$-	$-	$-	$(4,387)

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	-	(335)	-	-	723	-
Derivatives designated as hedging instruments	-	486	-	-	571	-

Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$6	$151	$-	$-	$1,294	$(4,387)

	Location and Amount of Gain Recognized in
	Income on Cash Flow and Fair Value Hedging Relationships
	for the Six Months Ended June 30,
	2020			2019
	Revenue	Cost of Goods Sold	Income (Loss) from Discontinued Operations, Net of Income Taxes	Revenue	Cost of Goods Sold	Income (Loss) from Discontinued Operations, Net of Income Taxes
Gain (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$8,824	$(2,901)	$-	$-	$-	$(17,903)

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	-	(7,929)	-	-	(831)	-
Derivatives designated as hedging instruments	-	8,600	-	-	4,431	-

Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$8,824	$(2,230)	$-	$-	$3,600	$(17,903)

There were no gains or losses from discontinuing cash flow or fair value hedge treatment during the June 30, 2020 and 2019.

The open commodity derivative positions as of June 30, 2020, are as follows (in thousands):

	Exchange Traded (1)		Non-Exchange Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	4,925				Bushels	Corn and Soybeans
Futures	(1,530)	(3)			Bushels	Corn
Futures	(20,160)				Gallons	Ethanol
Futures	(21,602)				MmBTU	Natural Gas
Futures	(6,965)	(3)			MmBTU	Natural Gas
Futures	25				Tons	Soybean Meal
Options	39				Tons	Soybean Meal
Options	11,404				Bushels	Corn
Options	(6,019)				Gallons	Ethanol
Options	987				MmBTU	Natural Gas
Forwards			19,609	(346)	Bushels	Corn and Soybeans
Forwards			11,109	(212,783)	Gallons	Ethanol
Forwards			117	(348)	Tons	DDG
Forwards			18,144	(67,795)	Pounds	Corn Oil
Forwards			4,240	(68)	MmBTU	Natural Gas

(1)Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.

(2)Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.

(3)Exchange traded futures used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net losses on energy trading contracts of $0.1 million and net gains on energy trading contracts of $3.0 million for the three and six months ended June 30, 2020, respectively, and net gains on energy trading contracts of $0.8 million and $9.3 million for the three and six months ended June 30, 2019, respectively,

9. DEBT

The components of long-term debt are as follows (in thousands):

	June 30, 2020	December 31, 2019
Corporate:
$170.0 million convertible notes due 2022 (1)	$152,765	$149,256
$115.0 million convertible notes due 2024 (2)	86,228	83,497
Green Plains Partners:
$135.0 million credit facility (3)	130,000	132,100
Other	16,152	16,512
Total book value of long-term debt	385,145	381,365
Unamortized debt issuance costs	(7,279)	(4,820)
Less: current maturities of long-term debt	(36,647)	(132,555)
Total long-term debt	$341,219	$243,990

(1)Includes $1.7 million and $2.0 million of unamortized debt issuance costs as of June 30, 2020 and December 31, 2019, respectively.

(2)Includes $2.5 million and $2.8 million of unamortized debt issuance costs as of June 30, 2020 and December 31, 2019, respectively.

(3)The Green Plains Partners revolving credit facility was amended on June 4, 2020 and includes $3.1 million of unamortized debt issuance costs as of June 30, 2020. See below for further discussion.

The components of short-term notes payable and other borrowings are as follows:

	June 30, 2020	December 31, 2019
Green Plains Trade:
$300.0 million revolver	$50,241	$138,204
Green Plains Grain:
$100.0 million revolver	60,800	40,000
$50.0 million inventory financing	9,475	-
Green Plains Commodity Management:
$30.0 million hedge line	10,909	9,608
	$131,425	$187,812

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

Green Plains Grain has entered into short-term inventory financing agreements with a financial institution. At June 30, 2020, 2.3 million bushels of corn had been designated as collateral under these agreements at initial values totaling $9.0 million. The company has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. At June 30, 2020, the short-term notes payable were valued at $9.5 million and were measured using Level 2 inputs.

Green Plains Commodity Management has an uncommitted $30.0 million revolving credit facility which matures April 30, 2023 to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to LIBOR plus 1.75%.

Partnership Segment

Green Plains Partners has a $135.0 million credit facility to fund working capital, capital expenditures and other general partnership purposes. The credit facility was amended on June 4, 2020, decreasing the amount available under the facility from $200.0 million to $135.0 million. The amended credit facility includes a $130.0 million term loan and a $5.0 million revolver, and matures on December 31, 2021. The term loan requires a principal payment of $7.5 million on July 15, 2020 and $2.5 million in monthly principal payments beginning August 15, 2020, with a step up to monthly payments of $3.2 million beginning May 15, 2021. In addition, if at any time subsequent to July 15, 2020, the partnership’s cash balance exceeds $2.5 million for more than five consecutive business days, prepayments of outstanding principal are required in an amount equal to the excess cash. The partnership is also required to prepay outstanding principal on the credit facility with 100% of net cash proceeds from any asset disposition or recovery event. Any prepayments on the term loan are applied to the remaining principal balance in inverse order of maturity, including the final payment.

The term loan balance, and any advances on the revolver, are subject to a floating interest rate based on a 1.0% LIBOR floor plus 4.50% to 5.25% dependent upon the preceding fiscal quarter’s consolidated leverage ratio. The unused portion of the revolver is also subject to a commitment fee of 0.50%. As of June 30, 2020, the term loan had a balance of $130.0 million and an interest rate of 6.25% and the revolver was unused.

The credit facility also allows for swing line loans subject to the revolver availability. Swing line loans are subject to a floating interest rate based on the Prime Rate plus 3.5% to 4.25% dependent upon the preceding fiscal quarter’s consolidated leverage ratio. As of June 30, 2020, there were no outstanding swing line loans.

The partnership’s obligations under the credit facility are secured by a first priority lien on (i) the equity interests of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, such as investment property, general intangibles and contract rights, including rights under any agreements with Green Plains Trade, and (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries and its personal property and (iv) substantially all of the partnership’s real property and material leases of real property. The terms impose affirmative and negative covenants, including restrictions on the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. The credit facility also requires the partnership to maintain a maximum consolidated leverage ratio, as of the end of any fiscal quarter, of no more than 3.0x that decreases 0.25x each quarter to 1.50x by December 31, 2021, and a minimum consolidated debt service coverage ratio of 1.1x, each of which is calculated on a pro forma basis with respect to acquisitions and divestitures occurring during the applicable period. The consolidated leverage ratio is calculated by dividing total funded indebtedness by the sum of the four preceding fiscal quarters’ consolidated EBITDA. The consolidated debt service coverage ratio is calculated by taking the sum of the four preceding fiscal quarters’ consolidated EBITDA minus income taxes and consolidated capital expenditures for such period divided by the sum of the four preceding fiscal quarters’ consolidated interest charges plus consolidated scheduled funded debt payments for such period.

Under the amended terms of the credit facility, the partnership may make quarterly distribution payments in an aggregate amount not to exceed $0.12 per outstanding unit, so long as (i) no default has occurred and is continuing, or would result from payment of the distribution, and (ii) the partnership and its subsidiaries are in compliance with its financial covenants and remain in compliance after payment of the distribution.

Covenant Compliance

The company was in compliance with its debt covenants as of June 30, 2020.

Restricted Net Assets

At June 30, 2020, there were approximately $66.4 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

10. STOCK-BASED COMPENSATION

The company had a 2009 Equity Incentive Plan which reserved a total of 4.1 million shares of common stock for issuance pursuant to the plan. On May 6, 2020, the shareholders of the company approved the 2019 Equity Incentive Plan which granted an additional 1.6 million shares for stock-based compensation, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, restricted stock unit awards and performance share awards to eligible employees, non-employee directors and consultants. All shares remaining under the 2009 Equity Incentive Plan rolled into the 2019 Equity Incentive Plan effective May 6, 2020. The company measures stock-based compensation at fair value on the grant date, with no adjustments for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis.

Restricted Stock Awards and Deferred Stock Units

The non-vested stock award and deferred stock unit activity for the six months ended June 30, 2020, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2019	751,315	$17.48
Granted	645,827	9.75
Forfeited	(20,301)	16.26
Vested	(352,080)	18.83
Non-Vested at June 30, 2020	1,024,761	$12.17	2.0

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

The company used the Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the company in applying the Monte Carlo valuation model for performance share grants are illustrated in the following table:

	FY 2019 Performance Awards	FY 2018 Performance Awards
Risk-free interest rate	2.45%	2.44%
Dividend yield	3.13%	2.64%
Expected volatility	41.69%	45.11%
Monte Carlo valuation	99.62%	97.39%
Closing stock price on the date of grant	$15.34	$18.15

The non-vested performance share award activity for the six months ended June 30, 2020, is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2019	285,403	$16.38
Granted	232,566	10.64
Non-Vested at June 30, 2020	517,969	$13.80	2.2

Stock Options

The fair value of the stock options is estimated on the date of the grant using the Black-Scholes option-pricing model, a pricing model acceptable under GAAP. The expected life of the options is the period of time the options are expected to be outstanding. The company did not grant any stock option awards during the six months ended June 30, 2020 and 2019.

The activity related to the exercisable stock options for the six months ended June 30, 2020, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	10,000	$16.95	0.2	$-
Expired	(10,000)	16.95	-	-
Outstanding at June 30, 2020	-	$-	-	$-
Exercisable at June 30, 2020	-	$-	-	$-

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

The non-vested unit-based awards activity for the six months ended June 30, 2020, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2019	22,856	$14.00
Vested	(22,856)	14.00
Non-Vested at June 30, 2020	-	$-	0.0

Stock-Based and Unit Based Compensation Expense

Compensation costs for stock-based and unit-based payment plans were $2.3 million and $3.6 million for the three and six months ended June 30, 2020, respectively, and $2.3 million and $4.8 million for the three and six months ended June 30, 2019. At June 30, 2020, there was $13.6 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.0 years. The potential tax benefit related to stock-based payment is approximately 24.2% of these expenses.

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

The basic and diluted EPS are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss from continuing operations (1)	$(8,214)	$(47,281)	$(24,659)	$(85,611)
Net income (loss) from discontinued operations	-	1,939	-	(2,530)
Net loss attributable to Green Plains	$(8,214)	$(45,342)	$(24,659)	$(88,141)

Denominator:
Weighted-average shares outstanding - basic	34,603	40,081	34,634	40,200
Dilutive effect of convertible debt and stock-based compensation (2)	-	-	-	-
Weighted-average shares outstanding - diluted	34,603	40,081	34,634	40,200

EPS - basic and diluted:
EPS from continuing operations	$(0.24)	$(1.18)	$(0.71)	$(2.13)
EPS from discontinued operations	-	0.05	-	(0.06)
EPS	$(0.24)	$(1.13)	$(0.71)	$(2.19)

Anti-dilutive weighted-average convertible debt and stock-based compensation (2)	14,074	7,404	13,994	7,041

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

12. STOCKHOLDERS’ EQUITY

Components of stockholders’ equity for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

					Accum.			Total
			Additional		Other			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Comp.	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity	Interests	Equity

Balance, January 1, 2020	46,964	$47	$734,580	$148,150	$(11,064)	10,932	$(119,808)	$751,905	$113,381	$865,286
Net income (loss)	-	-	-	(16,445)	-	-	-	(16,445)	6,098	(10,347)
Distributions declared	-	-	-	-	-	-	-	-	(5,498)	(5,498)
Other comprehensive loss before reclassification	-	-	-	-	4,532	-	-	4,532	-	4,532
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-	(4,485)	-	-	(4,485)	-	(4,485)
Other comprehensive income, net of tax	-	-	-	-	47	-	-	47	-	47
Share of equity method investees other comprehensive loss arising during the period, net of tax	-	-	-	-	41,956	-	-	41,956	-	41,956
Repurchase of common stock	-	-	-	-	-	881	(11,479)	(11,479)	-	(11,479)
Stock-based compensation	343	-	36	-	-	-	-	36	79	115
Balance, March 31, 2020	47,307	$47	$734,616	$131,705	$30,939	11,813	$(131,287)	$766,020	$114,060	$880,080
Net income (loss)	-	-	-	(8,214)	-	-	-	(8,214)	2,740	(5,474)
Distributions declared	-	-	-	-	-	-	-	-	(1,389)	(1,389)
Other comprehensive loss before reclassification	-	-	-	-	(1,333)	-	-	(1,333)	-	(1,333)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-	(7)	-	-	(7)	-	(7)
Other comprehensive income, net of tax	-	-	-	-	(1,340)	-	-	(1,340)	-	(1,340)
Share of equity method investees other comprehensive loss arising during the period, net of tax	-	-	-	-	(16,759)	-	-	(16,759)	-	(16,759)
Stock-based compensation	160	-	2,072	-	-	-	-	2,072	80	2,152
Balance, June 30, 2020	47,467	$47	$736,688	$123,491	$12,840	11,813	$(131,287)	$741,779	$115,491	$857,270

					Accum.			Total
			Additional		Other			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Comp.	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity	Interests	Equity

Balance, January 1, 2019	46,638	$47	$696,222	$324,728	$(16,016)	5,536	$(58,162)	$946,819	$116,170	$1,062,989
Net income (loss)	-	-	-	(42,799)	-	-	-	(42,799)	4,928	(37,871)
Cash dividends and distributions declared	-	-	-	(4,847)	-	-	-	(4,847)	(5,487)	(10,334)
Other comprehensive loss before reclassification	-	-	-	-	(6,883)	-	-	(6,883)	-	(6,883)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-	10,376	-	-	10,376	-	10,376
Other comprehensive income, net of tax	-	-	-	-	3,493	-	-	3,493	-	3,493
Proceeds from disgorgement of shareholders short-swing profits, net (1)	-	-	5,023	-	-	-	-	5,023	-	5,023
Stock-based compensation	284	-	428	-	-	-	-	428	79	507
Balance, March 31, 2019	46,922	$47	$701,673	$277,082	$(12,523)	5,536	$(58,162)	$908,117	$115,690	$1,023,807
Net income (loss)	-	-	-	(45,342)	-	-	-	(45,342)	5,163	(40,179)
Cash dividends and distributions declared	-	-	-	(4,871)	-	-	-	(4,871)	(5,487)	(10,358)
Other comprehensive loss before reclassification	-	-	-	-	33,260	-	-	33,260	-	33,260
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-	3,440	-	-	3,440	-	3,440
Other comprehensive income, net of tax	-	-	-	-	36,700	-	-	36,700	-	36,700
Issuance of 4.00% convertible notes due 2024, net of tax	-	-	22,537	-	-	-	-	22,537	-	22,537
Settlement of 3.25% convertible notes due 2019, net of tax	-	-	(271)	-	-	-	-	(271)	-	(271)
Repurchase of common stock	-	-	-	-	-	3,197	(39,870)	(39,870)	-	(39,870)
Stock-based compensation	(3)	-	2,129	-	-	-	-	2,129	79	2,208
Balance, June 30, 2019	46,919	$47	$726,068	$226,869	$24,177	8,733	$(98,032)	$879,129	$115,445	$994,574

(1)During the three months ended March 31, 2019, the company received $6.7 million from a shareholder of the company for disgorgement of shareholder short-swing profits under Section 16(b) under the Exchange Act. The amount was recorded as an increase to additional paid-in capital, net of tax.

Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Statements of Operations
	2020	2019	2020	2019	Classification
Gains (losses) on cash flow hedges:
Commodity derivatives	$6	$-	$8,824	$-	(1)
Commodity derivatives	-	-	(2,901)	-	(2)
Total gains on cash flow hedges from continuing operations	6	-	5,923	-	(3)

Income (losses) on cash flow hedges from discontinued operations	-	(4,387)	-	(17,903)	(4)

Income tax benefit (expense)	1	-	(1,431)	-	(5)
Amounts reclassified from accumulated other comprehensive income (loss)	$7	$(4,387)	$4,492	$(17,903)

(1)Revenues

(2)Costs of goods sold

(3)Loss from continuing operations before income taxes and income (loss) from equity method investees

(4)Net income (loss) from discontinued operations, net of income taxes

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

The CARES Act was signed into law on March 27, 2020. The CARES Act includes several significant business tax provisions including elimination of the taxable limit for certain net operating losses (“NOL”), allowing businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior tax years, accelerating refunds of previously generated corporate AMT credits, and loosening the business interest limitation under §163(j) from 30% to 50%. The CARES Act also contains an employee retention credit to encourage employers to maintain headcounts even if employees cannot report to work because of issues related to the COVID-19. In the second quarter, the company filed its preliminary 2019 federal income tax return, as well as a refund claim with the IRS to carry back our 2019 NOL to prior years. The company recorded an additional income tax benefit of approximately $5.5 million during the second quarter related to the CARES Act in addition to adjustments to certain valuation allowances. In the first quarter the company recorded an income tax benefit related to the expected NOL carry back claim of $28.4 million which was an estimate based on the amount of NOL rated to the 2019 year-end tax provision.

The company recorded income tax benefit of $11.5 million and $55.7 million for the three and six months ended June 30, 2020, compared with $15.3 million and $28.3 million for the same periods in 2019. The decrease in the amount of income tax benefit recorded for the three months ended June 30, 2020 as compared to the same period in 2019 was primarily due to an increase in pretax income offset by the tax benefit for the utilization of previously recorded tax NOLs in the three month period ended June 30, 2020 as allowed under the provisions of the recently enacted CARES Act. The increase in the amount of the tax benefit recorded for the six months ended June 30, 2020 compared to the same period in 2019 was to record the tax benefit associated with the carry back of the tax NOL generated in 2019 to the 2014 tax year under the newly enacted CARES Act, as well as the release of a previously recorded valuation allowance against the 2019 NOL and other deferred tax assets. The amount of unrecognized tax benefits for uncertain tax positions was $51.6 million as of June 30, 2020 and December 31, 2019.

The 2020 effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.

14. COMMITMENTS AND CONTINGENCIES

Lease Expense

The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to 17.4 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease expense
Operating lease expense	$5,255	$5,356	$10,200	$10,838
Variable lease expense (1)	630	369	899	493
Total lease expense	$5,885	$5,725	$11,099	$11,331

(1)Represents amounts incurred in excess of the minimum payments required for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,019	$5,319	$9,868	$10,803

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,204	6,207	6,879	6,207

Supplemental balance sheet information related to operating leases is as follows:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term	6.6 years	6.6 years

Weighted average discount rate	5.46%	5.46%

Aggregate minimum lease payments under the operating lease agreements for the remainder of 2020 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2020	$10,837
2021	14,096
2022	11,907
2023	8,390
2024	6,507
Thereafter	24,932
Total	76,669
Less: Present value discount	(23,120)
Lease liabilities	$53,549

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

Commodities

As of June 30, 2020, the company had contracted future purchases of grain, corn oil, natural gas, ethanol and distillers grains, valued at approximately $158.4 million.

Legal

The company is currently involved in litigation that has arisen during the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

15. RELATED PARTY TRANSACTIONS

Green Plains Cattle Company LLC

The company engages in certain related party transactions with GPCC. The company provides a variety of shared services to GPCC, including accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. The shared services provided by the company and billed to GPCC were $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively. The company had $1.4 million and $2.2 million outstanding receivables related to the shared service agreement and expenses paid on behalf of GPCC as of June 30, 2020 and December 31, 2019, respectively.

Green Plains Trade Group, a subsidiary of the company, enters into certain sale contracts with GPCC during the normal course of business. Revenues were $3.1 million and $6.0 million for the three and six months ended June 30, 2020, respectively.

Mr. Ejnar Knudsen, a member of the company’s board of directors, has an indirect ownership interest in GPCC of 0.0736% by reason of his ownership in TGAM Agribusiness Fund LP.  Based on the purchase price, the value of that ownership interest is approximately $0.1 million. Mr. Knudsen also is the CEO and partial owner of AGR Partners LLC which provides investment advisory services to TGAM Agribusiness Fund LP pursuant to a sub-advisory agreement between AGR Partners LLC and Nuveen Alternative Advisors LLC, which is the investment manager for TGAM Agribusiness Fund LP.

Aircraft Leases

Effective January 1, 2015, the company entered into two agreements with an entity controlled by Wayne Hoovestol for the lease of two aircrafts. Mr. Hoovestol is chairman of the company’s board of directors. The company agreed to pay $9,766 per month for the combined use of up to 125 hours per year of the aircrafts. Flight time in excess of 125 hours per year will incur additional hourly charges. Payments related to these leases totaled $0 and $24 thousand during the three and six months ended June 30, 2020, respectively, and $35 thousand and $69 thousand during the three and six months ended June 30, 2019, respectively. The company had $0 in outstanding payables related to these agreements as of June 30, 2020 and $17 thousand in outstanding payables related to these agreements as of December 31, 2019.

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

Summarized Financial Information

Our equity method investments are summarized in the following table (in thousands):

	Ownership as of June 30, 2020	June 30, 2020	December 31, 2019
Green Plains Cattle Company LLC (1)	50%	$110,101	$64,161
Other	Various	3,662	4,837
Total		$113,763	$68,998

(1)The equity method investment in GPCC is impacted by the effect of deferred gains or losses on cattle sale contracts designated in a cash flow hedge relationship. Pre-tax accumulated other comprehensive loss for GPCC was $17.1 million as of June 30, 2020 compared to pre-tax accumulated other comprehensive loss of $16.2 million as of December 31, 2019.

Earnings from equity method investments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Green Plains Cattle Company LLC (1)	$11,870	$-	$19,756	$-
All others	175	(36)	255	(110)
Total income (loss) from equity method investments, net of income taxes	$12,045	$(36)	$20,011	$(110)

Distributions from equity method investments	$11,079	$-	$14,326	$-

Income (loss) from equity method investments, net of distributions	$966	$(36)	$5,685	$(110)

(1)Pre-tax equity method earnings of GPCC were $15.6 million and $26.0 million for the three and six months ended June 30, 2020.

The company reports its proportional share of equity method investment income (loss) in the consolidated statements of operations. The company’s share of equity method investees other comprehensive income arising during the period is included in accumulated other comprehensive income (loss) in the accompanying balance sheet.

The following table present summarized information of GPCC.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Total revenues	$256,472	$490,532
Total operating expenses	225,174	438,438
Net income	$31,298	$52,094

	June 30, 2020	December 31, 2019
Balance sheet:
Current assets	$467,318	$516,324
Noncurrent assets	71,253	73,922
Current liabilities	318,003	461,534
Noncurrent liabilities	366	390
Net assets	$220,202	$128,322

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

We are currently undergoing a number of project initiatives to improve margins. Through our Project 24 initiative, we anticipate reductions in operating expense per gallon across our non-ICM plants as a result of these investments. In addition, through our high-protein initiative, we expect to achieve increased margins per gallon as a result of the ability to produce various high protein animal feed products. The first high-protein installation was completed at our Shenandoah plant during the first quarter of 2020 with shipments of dried product beginning in April 2020. We anticipate the remaining locations will be completed over the course of the next several years.

Recent Developments

Approval of Definitive Term Sheet for $75.0 Million Loan Facility

On July 29, 2020, we announced the approval of a definitive term sheet for a $75.0 million loan facility, which will support the execution of our protein strategy. Upon closing, the loan facility is expected to have a 15-year term and an interest rate with a 5% floor that can be either a fixed rate of 15-year indicative Treasury yield plus 4.00%, or a floating rate of one-month LIBOR plus 4.50%, and will require principal payments of $1.5 million per year beginning 24 months from the closing date. Closing of the loan facility is expected to occur during the third quarter. The loan will be secured by the assets of Green Plains Shenandoah LLC and Green Plains Wood River LLC.

Impact of COVID-19 and Decline in Oil Demand

We continue to closely monitor the impact of COVID-19 on all aspects of our business, including how it will impact our employees, customers, vendors, and business partners. Although we did not incur significant disruptions during the three and six months ended June 30, 2020 from COVID-19, we are unable to predict the impact that COVID-19 will have on our future financial position and operating results due to numerous uncertainties.

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

Results of Operations

During the second quarter of 2020, we continued to experience a weak ethanol margin environment. We maintained an average utilization rate of approximately 53.5% of capacity, resulting in ethanol production of 149.9 mmg for the second quarter of 2020, compared with 224.0 mmg, or 80.0% of capacity, for the same quarter last year. The reduction in the average utilization rate was primarily due to poor margins driven in part by a significant reduction in motor fuel demand as a result of the COVID-19 pandemic. Our operating strategy is to reduce operating expenses, energy usage and water consumption through our Project 24 initiative while running at higher utilization rates in order to achieve improved margins. However, in the current environment, given the significant drop in driving and gasoline demand experienced in the second quarter, we may exercise operational discretion that results in reductions in production. It is possible that production could be below minimum volume commitments in the future, depending on various factors that drive each bio-refineries variable contribution margin, including future driving and gasoline demand for the industry.

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 0.71 million barrels per day during the second quarter of 2020, which was 33% lower than the 1.05 million barrels per day for the same quarter last year. Refiner and blender input volume decreased 29% to 0.67 million barrels per day for the second quarter of 2020, compared with 0.94 million barrels per day for the same quarter last year. Gasoline demand for the second quarter of 2020 decreased 2.6 million barrels per day, or 27% compared to the same quarter last year. U.S. domestic ethanol ending stocks decreased by approximately 2.7 million barrels, or 12%, to 20.2 million barrels for the second quarter of 2020. At the end of May 2019, the EPA finalized regulations applying the one pound per square inch Reid Vapor Pressure (RVP) waiver that applied to E10 during summer months to apply to E15 as well. This removed a significant barrier to wider sales of E15 in the summer months, thus expanding the market for ethanol in transportation fuel. As of June 30, 2020, there were approximately 2,194 retail stations selling E15 in 30 states, up from 2,080 at the beginning of the year, according to Growth Energy.

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

During the quarter, as economies began to open up from the COVID-19 pandemic, driving demand began to recover and was approximately 90% of prior year levels for the month of July.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports through May 31, 2020 were approximately 0.65 bgy, up 1.6% from 0.64 bgy for the same period of 2019. Brazil remained the largest export destination for U.S. ethanol, which accounted for 27% of domestic ethanol export volume despite the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of Foreign Trade, or CAMEX. In a resolution published August 31, 2019, Brazil raised the annual import quota to 750 million duty free liters distributed on a quarterly basis as follows: September to November 100 million liters, December to February 100 million liters, March to May 275 million liters and June to August 275 million liters. In addition, India, Canada, and South Korea accounted for 17%, 16%, and 8%, respectively, of U.S. ethanol exports.

On April 1, 2018, China announced it would add an additional 15% tariff to the existing 30% tariff it had earlier imposed on ethanol imports from the United States and Brazil. China later raised the tariff further to 70% as the trade war escalated. In January 2020, China and the United States agreed to certain trade agreements, the impact of which on ethanol are yet to be determined.

The cost to produce the equivalent amount of starch found in sugar from $3.50-per-bushel corn is 7 cents per pound. The average price of sugar was approximately 10.9 cents per pound during the second quarter of 2020. We currently estimate that net ethanol exports will range from 1.1 billion to 1.5 billion gallons in 2020, excluding any potential exports to China, based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

Year-to-date U.S. distillers grains exports through May 2020, were 4.1 million metric tons, or 6.6% lower than the same period last year, according to the USDA Foreign Agriculture Service. Mexico, South Korea, Vietnam, Indonesia, Thailand, and Japan, accounted for approximately 65.6% of total U.S. distillers export volumes.

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

Congress first enacted CAFE in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks. Flexible-fuel vehicles (FFVs), which are designed to run on a mixture of fuels, including higher blends of ethanol such as E85, receive preferential treatment in the form of CAFE credits. There are approximately 21 million FFVs on the road in the U.S. today, 16 million of which are light duty trucks. FFV credits have been decreasing since 2014 and will be completely phased out in 2020. Absent CAFE preferences, auto manufacturers may not be willing to build flexible-fuel vehicles, which has the potential to slow the growth of E85 markets. However, California’s Low Carbon Fuel Standard program (LCFS) has driven growth in E85 usage, and other state/regional LCFS programs have the potential to do the same.

The One-Pound Waiver that was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer is being challenged in an action filed in Federal District Court for the DC Circuit. However, the One-Pound Waiver remains in effect.

The RFS II has been a driving factor in the growth of ethanol usage in the United States. When the RFS II was established in 2010, the required volume of “conventional” or corn-based ethanol to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply (ethanol production) and demand (usage of ethanol blends in older vehicles). On December 19, 2019, the EPA announced the final 2020 RVO for conventional ethanol, which met the 15.0-billion-gallon congressional target. The EPA has not yet released a draft RVO rule for the 2021volumes, though it typically does so in June or July, and aims to finalize the rule by November 30 each year.

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

The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS II mandated volumes. Ethanol producers assign RINs to renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs affects the price of ethanol in certain markets and can influence purchasing decisions by obligated parties.

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

In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure.

In 2017, the D.C. Circuit ruled in favor of biofuel groups against the EPA related to its decision to lower the 2016 volume requirements by 500 million gallons. As a result, the Court remanded to the EPA to make up for the 500 million gallons. Despite this, in the proposed 2020 RVO rulemaking released in July 2019, the EPA stated it does not intend to make up the 500 million gallons as the court directed, citing potential burden on obligated parties. The EPA has indicated that it plans to address this court ordered remand in conjunction with the 2021 RVO rulemaking.

To respond to the COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the Coronavirus Aid, Relief and Economic Security Act (CARES Act) in March 2020, which created and funded multiple programs that have impacted or could impact our industry. The USDA was given additional resources for the Commodity Credit Corporation (CCC) and they are using those funds to provide direct payments to farmers, including corn farmers from whom we purchase most of our feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price we have to pay to purchase the corn. The USDA did not include any CCC funds for ethanol plants as of this filing.

The CARES Act provided for the Small Business Administration (SBA) to assist companies with fewer than 500 employees, and for some North American Industry Classification System (NAICS) codes, 1,000 employees, and keep them from laying off workers. The Paycheck Protection Program (PPP) was created and made payments to many farmers and ethanol plants with fewer than 1,000 employees. This could create a competitive imbalance in the marketplace, and for farmers, like the CCC funds, incentivize them to delay marketing corn. The PPP had its authorization increased by $321 billion in April.

The CARES Act also directed the Treasury Department to create programs to support medium-sized businesses, with fewer than 10,000 employees. The “Main Street” programs provide low interest loans to qualifying companies, though we do not qualify according to the most recent guidance from the Treasury Department.

Industrial grade ethanol is the primary ingredient in hand sanitizer. The CARES Act provided a tax exclusion on the shipment of un-denatured ethanol for use in manufacturing hand sanitizer. The FDA has provided expanded guidance to allow for more denaturants to be used in ethanol intended for hand sanitizer production, and has expanded the grades of ethanol allowed for the duration of the public health crisis which on July 25, 2020 was extended another 90 days by the U.S. Secretary of Health and Human Services.

Government actions abroad can significantly impact the demand for U.S. ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Agency and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during 2018 and 2019 due to a 30% tariff on U.S. ethanol, which increased to 70% in early 2018. There is no assurance that China’s joint plan to expand blending to 10% will be carried to fruition, nor that it will lead to increased imports of U.S. ethanol in the near term. Ethanol is included as an agricultural commodity under the “Phase I” agreement with China, wherein they are to purchase upwards of $40 billion in agricultural commodities from the U.S. in both 2020 and 2021. To date in 2020, there have been no meaningful purchases of U.S. ethanol by China.

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

Our exports also face tariffs, rate quotas, countervailing duties, and other hurdles in the European Union, India, Peru, Columbia and elsewhere, which limits the ability to compete in some markets. Some countries are using the COVID-19 crisis as justification for raising duties on imports of U.S. ethanol, or blocking our imports entirely.

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

On January 29, 2020, the President signed into law the updated North American Free Trade Agreement, known as the United States Mexico Canada Agreement or USMCA. The pact maintains the duty free access of U.S. agricultural commodities, including ethanol, into Canada and Mexico. The USMCA went into effect on July 1, 2020.

Colombia banned imports of U.S. fuel ethanol for two months, and on June 30th extended the ban one additional month. The Columbian President ordered this emergency decree citing COVID-19 as the rationale. This action is WTO compliant under Article 20 of the GATT. In 2019, the U.S. shipped Columbia 80.2 million gallons of ethanol.

Comparability of our Financial Results

We report the financial and operating performance for the following four operating segments: (1) ethanol production, which includes the production of ethanol, including industrial-grade alcohol, distillers grains and corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and ingredients, which includes food-grade corn oil and (4) partnership, which includes fuel storage and transportation services.

We sold an aggregate 50% membership interest in GPCC to TGAM and StepStone during the third quarter of 2019. After closing, GPCC is no longer consolidated in the company’s consolidated financial statements and the GPCC investment is accounted for using the equity method of accounting. The company concluded that the disposition of GPCC met the requirements under ASC 205-20. Therefore, GPCC results for the three and six months ended June 30, 2019 are classified as discontinued operations.

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

As of June 30, 2020, we, together with our subsidiaries, own a 49.0% limited partner interest and a 2.0% general partner interest in the partnership and own all of the partnership’s incentive distribution rights, with the remaining 49.0% limited partner interest owned by public common unitholders. We consolidate the financial results of the partnership, and record a noncontrolling interest for the economic interest in the partnership held by the public common unitholders.

Segment Results

The selected operating segment financial information are as follows (in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019 (1)	Variance	2020	2019 (1)	Variance
Revenues:
Ethanol production:
Revenues from external customers	$290,517	$450,917	(35.6%)	$766,217	$721,725	6.2%
Intersegment revenues	25	26	(3.8)	50	51	(2.0)
Total segment revenues	290,542	450,943	(35.6)	766,267	721,776	6.2
Agribusiness and energy services:
Revenues from external customers	126,088	177,961	(29.1)	281,969	342,037	(17.6)
Intersegment revenues	4,368	7,007	(37.7)	11,676	12,139	(3.8)
Total segment revenues	130,456	184,968	(29.5)	293,645	354,176	(17.1)
Food and ingredients:
Revenues from external customers	-	-	-	-	1,452	*
Intersegment revenues	-	-	-	-	-	-
Total segment revenues	-	-	-	-	1,452	*
Partnership:
Revenues from external customers	1,384	1,692	(18.2)	2,672	3,997	(33.1)
Intersegment revenues	18,997	19,133	(0.7)	37,980	37,915	0.2
Total segment revenues	20,381	20,825	(2.1)	40,652	41,912	(3.0)
Revenues including intersegment activity	441,379	656,736	(32.8)	1,100,564	1,119,316	(1.7)
Intersegment eliminations	(23,390)	(26,166)	(10.6)	(49,706)	(50,105)	(0.8)
Revenues as reported	$417,989	$630,570	(33.7%)	$1,050,858	$1,069,211	(1.7%)

(1)Revenues include certain items which were previously considered intercompany transactions prior to the disposition of GPCC and therefore eliminated upon consolidation. These revenue transactions are now presented on a gross basis in product revenues. These revenue transactions total $5.7 million and $9.1 million for the three and six months ended June 30, 2019, respectively.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019 (1)	Variance	2020	2019 (1)	Variance
Cost of goods sold:
Ethanol production	$284,174	$483,352	(41.2%)	$773,324	$776,839	(0.5%)
Agribusiness and energy services	125,768	176,214	(28.6)	282,270	335,840	(16.0)
Food and ingredients	-	6	*	-	1,522	*
Intersegment eliminations	(19,081)	(25,612)	(25.5)	(47,505)	(45,850)	3.6
	$390,861	$633,960	(38.3%)	$1,008,089	$1,068,351	(5.6%)

(1)Cost of goods sold include certain items which were previously considered intercompany transactions prior to the disposition of GPCC and therefore eliminated upon consolidation. These cost of goods sold transactions are now presented on a gross basis in cost of goods sold. These costs of goods sold transactions total $5.6 million and $9.0 million for the three and six months ended June 30, 2019, respectively.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019	Variance	2020	2019	Variance
Operating income (loss):
Ethanol production (1)	$(18,792)	$(53,885)	(65.1%)	$(79,573)	$(98,077)	(18.9%)
Agribusiness and energy services	351	4,341	(91.9)	2,911	9,645	(69.8)
Food and ingredients	-	(5)	*	-	(70)	*
Partnership	12,225	13,156	(7.1)	24,655	25,707	(4.1)
Intersegment eliminations	(4,283)	(528)	*	(2,150)	(4,205)	(48.9)
Corporate activities	(8,869)	(9,724)	(8.8)	(19,539)	(18,283)	6.9
	$(19,368)	$(46,645)	(58.5%)	$(73,696)	$(85,283)	(13.6%)

(1)Operating loss for ethanol production includes a goodwill impairment charge of $24.1 million for the six months ended June 30, 2020.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019	Variance	2020	2019	Variance
Depreciation and amortization:
Ethanol production	$17,184	$15,437	11.3%	$33,082	$30,777	7.5%
Agribusiness and energy services	556	552	0.7	1,109	1,101	0.7
Partnership	966	771	25.3	1,927	1,756	9.7
Corporate activities	669	751	(10.9)	1,337	1,501	(10.9)
	$19,375	$17,511	10.6%	$37,455	$35,135	6.6%

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

The following table reconciles net loss from continuing operations including noncontrolling interest to adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss from continuing operations including noncontrolling interest	$(5,474)	$(42,118)	$(15,821)	$(75,520)
Interest expense	9,670	11,249	19,367	20,980
Income tax benefit, net of equity method income tax expense	(7,677)	(15,322)	(49,475)	(28,265)
Depreciation and amortization (1)	19,375	17,511	37,455	35,135
EBITDA	15,894	(28,680)	(8,474)	(47,670)
EBITDA adjustments related to discontinued operations	-	8,911	-	9,232
Proportional share of EBITDA adjustments to equity method investees	2,041	310	4,978	641
Noncash goodwill impairment	-	-	24,091	-
Adjusted EBITDA	$17,935	$(19,459)	$20,595	$(37,797)

(1)Excludes the change in operating lease right-of-use assets and amortization of debt issuance costs.

The following table reconciles segment EBITDA to consolidated adjusted EBITDA (in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019	Variance	2020	2019	Variance
Adjusted EBITDA:
Ethanol production	$(1,607)	$(38,737)	95.9%	$(45,732)	$(67,240)	32.0%
Agribusiness and energy services	1,037	4,899	(78.8)	4,165	10,761	(61.3)
Food and ingredients	-	(5)	*	-	(69)	*
Partnership	13,366	14,017	(4.6)	26,914	27,788	(3.1)
Intersegment eliminations	(4,283)	(528)	*	(2,150)	(4,205)	48.9
Corporate activities (1)	7,381	(8,326)	188.7	8,329	(14,705)	156.6
EBITDA	15,894	(28,680)	155.4	(8,474)	(47,670)	82.2
EBITDA adjustments related to discontinued operations	-	8,911	*	-	9,232	*
Proportional share of EBITDA adjustments to equity method investees	2,041	310	*	4,978	641	*
Noncash goodwill impairment	-	-	*	24,091	-	*
Adjusted EBITDA	$17,935	$(19,459)	192.2%	$20,595	$(37,797)	154.5%

(1)Includes corporate expenses, offset by earnings from equity method investments of $12.0 million and $19.8 million for the three and six months ended June 30, 2020, respectively.

* Percentage variance not considered meaningful.

Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019

Consolidated Results

Consolidated revenues decreased $212.6 million for the three months ended June 30, 2020 compared with the same period in 2019 primarily due to lower production volumes of ethanol, distillers grains and corn oil.

Operating loss decreased $27.3 million and adjusted EBITDA increased $37.4 million for the three months ended June 30, 2020 compared with the same period last year primarily due to improved margins on ethanol production as well as equity earnings from the GPCC joint venture. Interest expense decreased $1.6 million for the three months ended June 30, 2020 compared with the same period in 2019. Income tax benefit was $11.5 million for the three months ended June 30, 2020 compared with $15.3 million for the same period in 2019. The decrease in the income tax benefit was primarily due to a decrease in pre-tax loss for the three months ended June 30, 2020 as compared to the same period in 2019 offset by the tax benefit for the utilization of previously recorded tax NOLs in the three month period ended June 30, 2020 as allowed under the provisions of the recently enacted CARES Act.

The following discussion provides greater detail about our second quarter segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Three Months Ended June 30,
	2020	2019	% Variance

Ethanol sold
(thousands of gallons)	149,872	224,023	(33.1)
Distillers grains sold
(thousands of equivalent dried tons)	383	586	(34.6)
Corn oil sold
(thousands of pounds)	39,496	53,040	(25.5)
Corn consumed
(thousands of bushels)	51,908	77,963	(33.4)

Revenues in our ethanol production segment decreased $160.4 million for the three months ended June 30, 2020 compared with the same period in 2019 primarily due to lower production volumes of ethanol, distillers grains and corn oil.

Cost of goods sold for our ethanol production segment decreased $199.2 million for the three months ended June 30, 2020 compared with the same period last year primarily due to lower production volumes. Operating loss decreased $35.1 million and EBITDA increased $37.1 million for the three months ended June 30, 2020 compared with the same period in 2019 primarily due to improved margins on ethanol production, specifically related to the sale of high protein animal feed products and industrial-grade alcohol. Depreciation and amortization expense for the ethanol production segment was $17.2 million for the three months ended June 30, 2020 compared with $15.4 million for the same period last year.

Agribusiness and Energy Services Segment

Revenues in our agribusiness and energy services segment decreased $54.5 million while operating income decreased $4.0 million and EBITDA decreased by $3.9 million for the three months ended June 30, 2020 compared with the same period in 2019. The decrease in revenues was primarily due to a decrease in ethanol, distillers grain and corn oil trading activity driven by lower production volumes, as well as lower average realized prices for ethanol. Operating income and EBITDA decreased primarily as a result of lower margins.

Food and Ingredients Segment

The food and ingredients segment, which now represents food-grade corn oil production had no activity during the three months ended June 30, 2020.

Partnership Segment

Revenues generated by our partnership segment decreased $0.4 million for the three months ended June 30, 2020, compared with the same period for 2019. Terminal services revenue decreased $0.3 million primarily as result of a decrease in fees associated with minimum volume commitments. Revenues generated from railcar transportation services decreased $0.1 million primarily due to lower sublease revenue. Operating income decreased $0.9 million and EBITDA decreased $0.7 million for the three months ended June 30, 2020 compared with the same period in 2019.

Intersegment Eliminations

Intersegment eliminations of revenues decreased by $2.8 million for the three months ended June 30, 2020 compared with the same period in 2019 due to decreased marketing and corn origination fees within the agribusiness and energy services segment.

Corporate Activities

Operating income was impacted by a decrease in operating expenses for corporate activities, primarily related to travel and entertainment, of $0.9 million for the three months ended June 30, 2020 compared with the same period in 2019.

Income Taxes

We recorded income tax benefit of $11.5 million for the three months ended June 30, 2020, compared with $15.3 million for the same period in 2019. The decrease in the amount of tax benefit recorded for the three months ended June 30, 2020 compared to the same period in 2019 was due to a decrease in pre-tax loss for the three months ended June 30, 2020 as compared to the same period in 2019 offset by the tax benefit associated with the carry back of the tax NOL generated in 2019 to the 2014 tax year under the CARES Act, as well as the release of a previously recorded valuation allowance against the 2019 NOL and other deferred tax assets.

Income from Equity Method Investees

Income from equity method investees increased $12.1 million for the three months ended June 30, 2020 compared with the same period last year due to earnings from our GPCC joint venture during the current period. Prior to its disposition during the third quarter of 2019, GPCC was a consolidated entity.

Net Income from Discontinued Operations

As previously discussed, we sold an aggregate 50% membership interest in GPCC to TGAM and StepStone during the third quarter of 2019. After closing, GPCC is no longer consolidated in the company’s consolidated financial statements and the GPCC investment is accounted for using the equity method of accounting. GPCC results for the three months ended June 30, 2019 are classified as discontinued operations. Net income from discontinued operations was $1.9 million for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

Consolidated Results

Consolidated revenues decreased $18.4 million for the six months ended June 30, 2020 compared with the same period in 2019 primarily due to decreased trading revenues within our agribusiness and energy services segment, offset slightly by higher production volumes of ethanol, distillers grains and corn oil in our ethanol production segment.

Operating loss decreased $11.6 million for the six months ended June 30, 2020 compared with the same period last year primarily due to the sale of industrial-grade alcohol and high protein animal feed products, offset by the pre-tax write-off of the goodwill in the ethanol production segment. Adjusted EBITDA increased $58.4 million due to higher earnings from our ethanol production segment, excluding the goodwill impairment, driven by the sale of industrial-grade alcohol and high protein animal feed products as well as equity earnings from the GPCC joint venture. Interest expense decreased $1.6 million for the three months ended June 30, 2020 compared with the same period in 2019. Income tax benefit was $55.7 million for the six months ended June 30, 2020 compared with $28.3 million for the same period in 2019. The increase in income tax benefit was primarily due to the utilization of previously recorded tax NOLS during the six month period ended June 30, 2020 as allowed under the provisions of the recently enacted CARES Act.

The following discussion provides greater detail about our year-to-date segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Six Months Ended June 30,
	2020	2019	% Variance

Ethanol sold
(thousands of gallons)	390,338	379,063	3.0
Distillers grains sold
(thousands of equivalent dried tons)	1,025	984	4.2
Corn oil sold
(thousands of pounds)	102,048	88,023	15.9
Corn consumed
(thousands of bushels)	135,791	132,004	2.9

Revenues in our ethanol production segment increased $44.5 million for the six months ended June 30, 2020 compared with the same period in 2019 primarily due to higher production volumes of ethanol, distillers grains and corn oil.

Cost of goods sold for our ethanol production segment decreased $3.5 million for the six months ended June 30, 2020 compared with the same period last year primarily due to lower costs on high protein animal feed products and industrial-grade alcohol, offset by higher production volumes. Operating loss decreased $18.5 million and EBITDA increased $21.5 million for the six months ended June 30, 2020 compared with the same period in 2019 primarily due to the sale of high protein animal feed products and industrial-grade alcohol, offset by the goodwill impairment charge recognized in the first quarter of 2020. Depreciation and amortization expense for the ethanol production segment was $33.1 million for the six months ended June 30, 2020 compared with $30.8 million for the same period last year.

Agribusiness and Energy Services Segment

Revenues in our agribusiness and energy services segment decreased $60.5 million while operating income decreased $6.7 million and EBITDA decreased by $6.6 million for the six months ended June 30, 2020 compared with the same period in 2019. The decrease in revenues was primarily due to a decrease in ethanol, distillers grain and corn oil trading activity, as well as lower average realized prices for ethanol. Operating income and EBITDA decreased primarily as a result of decreased margins.

Food and Ingredients Segment

The food and ingredients segment, which now represents food-grade corn oil production had no activity during the six months ended June 30, 2020.

Partnership Segment

Revenues generated by our partnership segment decreased $1.3 million for the six months ended June 30, 2020, compared with the same period for 2019. Terminal services revenue decreased $0.9 million primarily as result of a decrease in fees associated with minimum volume commitments. Revenues generated from railcar transportation services decreased $0.6 million due to a reduction in average volumetric capacity provided, as well as lower sublease revenue. These decreases were partially offset by an increase of $0.2 million in trucking and other revenue associated with an increase in volumes transported for Green Plains Trade. Operating income decreased $1.1 million and EBITDA decreased $0.9 million for the six months ended June 30, 2020 compared with the same period in 2019.

Intersegment Eliminations

Intersegment eliminations of revenues decreased by $0.4 million for the six months ended June 30, 2020 compared with the same period in 2019.

Corporate Activities

Operating income was impacted by an increase in operating expenses for corporate activities of $1.3 million for the six months ended June 30, 2020 compared with the same period in 2019 due to increased selling, general and administrative expenses primarily as a result of personnel costs.

Income Taxes

We recorded income tax benefit of $55.7 million for the six months ended June 30, 2020, compared with $28.3 million for the same period in 2019. The increase in the amount of tax benefit recorded for the six months ended June 30, 2020 compared to the same period in 2019 was due to the tax benefit associated with the carry back of the tax NOL generated in 2019 to the 2014 tax year under the newly enacted CARES Act, as well as the release of a previously recorded valuation allowance against the 2019 NOL and other deferred tax assets.

Income from Equity Method Investees

Income from equity method investees increased $20.1 million for the six months ended June 30, 2020 compared with the same period last year due to earnings from our GPCC joint venture during the current period. Prior to its disposition during the third quarter of 2019, GPCC was a consolidated entity.

Net Income from Discontinued Operations

As previously discussed, we sold an aggregate 50% membership interest in GPCC to TGAM and StepStone during the third quarter of 2019. After closing, GPCC is no longer consolidated in the company’s consolidated financial statements and the GPCC investment is accounted for using the equity method of accounting. GPCC results for the six months ended June 30, 2019 are classified as discontinued operations. Net loss from discontinued operations was $2.5 million for the six months ended June 30, 2019 primarily due to severe winter weather and abnormally negative basis during the first quarter of 2019.

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

On June 30, 2020, we had $163.4 million in cash and equivalents, excluding restricted cash, consisting of $72.1 million held at our parent company and the remainder held at our subsidiaries. Additionally, we had $20.2 million in restricted cash at June 30, 2020. We also had $294.0 million available under our committed revolving credit agreements, including $5.0 million available under the partnership’s revolving credit facility, some of which were subject to restrictions or other lending conditions. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At June 30, 2020, our subsidiaries had approximately $66.4 million of net assets that were not available to us in the form of dividends, loans or advances due to restrictions contained in their credit facilities.

Net cash provided by operating activities for continuing operations was $65.9 million for the six months ended June 30, 2020 compared with net cash used in operating activities for continuing operations of $43.1 million for the same period in 2019. Operating activities compared to the prior year were primarily affected by a decrease in the operating loss, goodwill impairment and changes in working capital when compared to the same period of the prior year. Net cash used in investing activities for continuing operations was $68.0 million for the six months ended June 30, 2020 compared with net cash used in investing activities for continuing operations of $16.9 million for the same period in 2019, due primarily to an increase capital expenditures during 2020. Net cash used in financing activities for continuing operations was $84.3 million for the six months ended June 30, 2020 compared with net cash provided by financing activities for continuing operations of $8.0 million for the same period in 2019, primarily due to changes in borrowing activity, a decrease in share repurchases and a decrease in cash dividends and distributions during 2020.

Additionally, Green Plains Trade and Green Plains Grain use revolving credit facilities to finance working capital requirements. We frequently draw from and repay these facilities which results in significant cash movements reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

We incurred capital expenditures of $64.6 million in the first half of 2020 primarily for Project 24 operating expense reduction and high-protein expansion projects at various ethanol plants, and for various maintenance projects. Capital spending for the remainder of 2020 is expected to be between $40.0 million and $55.0 million for various projects, including the high-protein expansion at Wood River, which are expected to be financed with available borrowings under our credit facilities and cash provided by operating activities, as well as borrowings under our recently secured project based financing of $75.0 million.

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

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement requires the partnership to distribute all available cash, as defined, to its partners, including us, within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by the general partner, including those for future capital expenditures, future acquisitions and anticipated future debt service requirements, plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. On July 16, 2020, the board of directors of the general partner of the partnership declared a cash distribution of $0.12 per unit on outstanding common and subordinated units. The distribution is payable on August 7, 2020, to unitholders of record at the close of business on July 31, 2020.

Our board of directors authorized a share repurchase program of up to $200 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We did not repurchase any shares during the second quarter of 2020. To date, we have repurchased 7,396,936 of common stock for approximately $92.8 million under the program.

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

We were in compliance with our debt covenants at June 30, 2020. Based on our forecasts, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.

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

Corporate Activities

In 2019, we issued $115.0 million of 4.00% convertible senior notes due in 2024, or the 4.00% notes. The 4.00% notes are senior, unsecured obligations, with interest payable on January 1 and July 1 of each year, beginning January 1, 2020, at a rate of 4.00% per annum. The initial conversion rate will be 64.1540 shares of our common stock per $1,000 principal amount of the 4.00% notes, which is equivalent to an initial conversion price of approximately $15.59 per share of our common stock. The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our calling the 4.00% notes for redemption. We may settle the 4.00% notes in cash, common stock or a combination of cash and common stock. At June 30, 2020, the outstanding principal balance was $86.2 million on the 4.00% notes.

In August 2016, we issued $170.0 million of 4.125% convertible senior notes due in 2022, or 4.125% notes, which are senior, unsecured obligations with interest payable on March 1 and September 1 of each year. Prior to March 1, 2022, the 4.125% notes are not convertible unless certain conditions are satisfied. The initial conversion rate is 35.7143 shares of common stock per $1,000 of principal which is equal to a conversion price of approximately $28.00 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, including when the quarterly cash dividend exceeds $0.12 per share. We may settle the 4.125% notes in cash, common stock or a combination of cash and common stock. At June 30, 2020, the outstanding principal balance was $152.8 million on the 4.125% notes.

Ethanol Production Segment

We have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.

Agribusiness and Energy Services Segment

Green Plains Trade has a $300.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in July of 2022. This facility can be increased by up to $70.0 million with agent approval. Advances are subject to variable interest rates equal to a daily LIBOR rate plus 2.25% or the base rate plus 1.25%. The unused portion of the credit facility is also subject to a commitment fee of 0.375% per annum. At June 30, 2020, the outstanding principal balance was $50.2 million on the facility and the interest rate was 2.42%.

Green Plains Grain has a $100.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in June of 2022. This facility can be increased by up to $75.0 million with agent approval and up to $50.0 million for seasonal borrowings. Total commitments outstanding under the facility cannot exceed $225.0 million. At June 30, 2020, the outstanding principal balance was $60.8 million on the facility and the interest rate was 3.31%.

Green Plains Grain has entered into short-term inventory financing agreements with a financial institution. At June 30, 2020, 2.3 million bushels of corn had been designated as collateral under these agreements at initial values totaling $9.0 million. The company has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. At June 30, 2020, the short-term notes payable were valued at $9.5 million and our interest rate was 3.04%.

Green Plains Commodity Management has an uncommitted $30.0 million revolving credit facility which matures April 30, 2023 to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to LIBOR plus 1.75%. At June 30, 2020, the outstanding principal balance was $10.9 million on the facility and the interest rate was 1.85%.

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a $135.0 million credit facility comprised of a $130.0 million term loan and a $5.0 million revolving credit facility to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The credit facility was amended on June 4, 2020, decreasing the total amount available from $200.0 million to $135.0 million. The amended credit facility matures on December 31, 2021. At June 30, 2020, the outstanding principal balance of the facility was $130.0 million, with $5.0 million available on the revolver, and an interest rate was 6.25%.

In certain situations we are required to make prepayments on the outstanding principal balance on the credit facility. If at any time our cash balance exceeds $2.5 million for more than five consecutive business days, prepayments of outstanding principal are required in an amount equal to the excess cash. We are also required to prepay outstanding principal on the credit facility with 100% of net cash proceeds from any asset disposition or recovery event. Any prepayments on the term loan are applied to the remaining principal balance in inverse order of maturity, including the final payment.

We use LIBOR as a reference rate for our credit facility. LIBOR is set to be phased out at the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. We may need to amend our credit facility to determine the interest rate to replace LIBOR with the new standard that is established. The potential effect of any such event on interest expense cannot yet be determined.

Contractual Obligations

Contractual obligations as of June 30, 2020 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term and short-term debt obligations (1)	$562,577	$168,072	$264,347	$115,653	$14,505
Interest and fees on debt obligations (2)	58,718	23,125	22,411	6,687	6,495
Operating lease obligations (3)	76,669	17,885	22,857	12,440	23,487
Other	10,618	2,232	6,631	604	1,151
Purchase obligations:
Forward grain purchase contracts (4)	72,555	70,160	2,000	395	-
Other commodity purchase contracts (5)	85,814	67,302	18,397	115	-
Other	391	199	192	-	-
Total contractual obligations	$867,342	$348,975	$336,835	$135,894	$45,638

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

Interest Rate Risk

We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or LIBOR. A 10% increase in interest rates would affect our interest cost by approximately $1.0 million per year. At June 30, 2020, we had $509.3 million in debt, $258.3 million of which had variable interest rates.

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

To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, corn oil, and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three and six months ended June 30, 2020, revenues included net losses of $15.6 million and net gains $38.6 million, respectively, and cost of goods sold included net gains of $9.7 million and $12.2 million, respectively, associated with derivative financial instruments.

Ethanol Production Segment

In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. To reduce commodity price risk caused by market fluctuations, we enter into exchange-traded futures and options contracts that serve as economic hedges.

Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on June 30, 2020, which is as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price

Ethanol	1,123,000	Gallons	$101,107
Corn	387,000	Bushels	$95,200
Distillers grains	2,900	Tons (2)	$25,902
Corn oil	292,000	Pounds	$5,628
Natural gas	31,200	MmBTU	$5,051

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $0.5 million for grain at June 30, 2020. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $37 thousand.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

The outbreak of the coronavirus, or COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and continues to impact worldwide economic activity. COVID-19 poses a risk on all aspects of our business, including how it will impact our employees, customers, vendors, and business partners. We are unable to predict the impact that COVID-19 will have on our future financial position and operating results, due to numerous uncertainties. These uncertainties include, but are not limited to:

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

•the closure or extended shutdown of one or more major cattle packing plants, leading to depressed cattle prices or the inability in extreme cases to process such cattle;

•the health of our workforce, and our ability to meet staffing needs which is vital to our operations; and

•volatility in the credit and financial markets.

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the energy industry. We are unable to predict the overall impact these events will have on our future financial position and operations.

We continue to actively manage our response in collaboration with customers, government officials, team members and business partners and assessing potential impacts to our future financial position and operating results, as well as adverse developments in our business. It is not possible for us to predict whether there will be additional government-mandated shelter-in-place and similar government orders that could affect our business, how long the existing orders will remain in place, and how these measures will impact our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations.

The following table lists the shares that were surrendered during the second quarter of 2020:

Period	Total Number of Shares Withheld for Employee Awards	Average Price Paid per Share
April 1 - April 30	-	$-
May 1 - May 31	9,523	7.13
June 1 - June 30	-	-
Total	9,523	$7.13

Our board of directors authorized a share repurchase program of up to $200 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. We did not repurchase any shares during the second quarter of 2020. Since inception, the company has repurchased 7,396,936 shares of common stock for approximately $92.8 million under the program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description of Exhibit
10.1

Fourth Amendment to Credit Agreement, dated June 4, 2020, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A. and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on June 4, 2020)

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
101

The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 5, 2020	GREEN PLAINS INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: August 5, 2020	By: /s/ G. Patrich Simpkins Jr. _ G. Patrich Simpkins Jr. Chief Financial Officer (Principal Financial Officer)