Form 10-K
period 2020-12-31
Green Plains Inc.
filed 2021-02-16
CIK 1309402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the company’s voting common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the second quarter), based on the last sale price of the common stock on that date of $10.22, was approximately $344.0 million. For purposes of this calculation, executive officers and directors are deemed to be affiliates of the registrant.

As of February 11, 2021, there were 35,651,123 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III herein. The company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the period covered by this report on Form 10-K.

Commonly Used Defined Terms

Green Plains Inc. and Subsidiaries:

Green Plains; the company	Green Plains Inc. and its subsidiaries
BioProcess Algae	BioProcess Algae LLC
Birmingham BioEnergy	Birmingham BioEnergy Partners LLC, a subsidiary of BlendStar LLC
BlendStar	BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes
Fleischmann’s Vinegar	Fleischmann’s Vinegar Company, Inc.
FQT	Fluid Quip Technologies, LLC
Green Plains Cattle; GPCC	Green Plains Cattle Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
Green Plains Processing	Green Plains Processing LLC and its subsidiaries
Green Plains Shenandoah; Shenandoah	Green Plains Shenandoah LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Wood River; Wood River	Green Plains Wood River LLC

Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
JV	Joint venture
LIBOR	London Interbank Offered Rate
Nasdaq	The Nasdaq Global Market
NMTC	New Markets Tax Credit
R&D Credits	Research and development tax credits
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended

Industry Defined Terms:

Bgy	Billion gallons per year
BTU	British Thermal Units
CAFE	Corporate Average Fuel Economy
CARB	California Air Resources Board
CST	Clean Sugar Technology
DOT	U.S. Department of Transportation
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EIA	U.S. Energy Information Administration
EISA	Energy Independence and Security Act of 2007, as amended
EPA	U.S. Environmental Protection Agency
FDA	U.S. Food and Drug Administration
GNS	Grain Neutral Spirits
ILUC	Indirect land usage charge
LCFS	Low Carbon Fuel Standard
MMBTU	Million British Thermal Units
Mmg	Million gallons
Mmgy	Million gallons per year
MSC	Maximized Stillage Coproducts
MTBE	Methyl tertiary-butyl ether
MVC	Minimum volume commitment
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
TTB	Alcohol and Tobacco Tax and Trade Bureau
U.S.	United States
USDA	U.S. Department of Agriculture
USP	United States Pharmacopeia

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

PART I

Item 1. Business.

References to “we,” “us,” “our,” “Green Plains,” or the “company” refer to Green Plains Inc. and its subsidiaries.

Overview

Green Plains is an Iowa corporation, founded in June 2004 as a producer of low carbon fuels and has grown to be one of the leading corn processors in the world. We continue the transition from a commodity-processing business to a value-add agricultural technology company focused on creating additional diverse, non-cyclical, higher margin feed ingredients, specialty alcohols and renewable feedstocks for the emerging renewable diesel industry. In addition, we are currently undergoing a number of project initiatives to improve our operating margins. Through our Project 24 initiative, we anticipate reductions in operating expense per gallon across our non-ICM plants. USP upgrades and planned GNS upgrades are expected to provide additional improvements to our financial results. Additionally, through our Ultra-High Protein initiative, we expect to produce various Ultra-High Protein and novel feed ingredients targeting the pet, dairy and aquaculture industries further increasing margin per gallon.

We recently completed the purchase of a majority interest in Fluid Quip Technologies, LLC. The acquisition capitalizes on the core strengths of each company to develop and implement proven, value-added agriculture, food and industrial biotechnology systems and rapidly expand installation and production across Green Plains facilities, as well as offer these technologies to partnering biofuel facilities.

Additionally, we have taken advantage of opportunities to divest certain assets in recent years to reallocate capital toward our current growth initiatives. We are focused on generating stable operating margins through our business segments and risk management strategy and expanding our focus on specialty alcohols and high value protein ingredients. We own and operate assets throughout the ethanol value chain: upstream, with grain handling and storage; through our ethanol production facilities; and downstream, with marketing and distribution services to mitigate commodity price volatility.

We formed Green Plains Partners LP, a master limited partnership, to be our primary downstream storage and logistics provider since its assets are the principal method of storing and delivering the ethanol we produce. The partnership completed its initial public offering on July 1, 2015. As of December 31, 2020, we own a 48.9% limited partner interest, a 2.0% general partner interest and all of the partnership’s incentive distribution rights. The public owns the remaining 49.1% limited partner interest. The partnership is consolidated in our financial statements.

We group our business activities into the following four operating segments to manage performance:

•Ethanol Production. Our ethanol production segment includes the production of ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil at 12 ethanol plants in Illinois, Indiana, Iowa, Minnesota, Nebraska and Tennessee. At capacity, our facilities are capable of processing approximately 354 million bushels of corn per year and producing approximately 1.0 billion gallons of ethanol, 2.5 million tons of distillers grains and 276 million pounds of industrial grade corn oil, making us one of the largest ethanol producers in North America.

•Agribusiness and Energy Services. Our agribusiness and energy services segment includes grain procurement, with approximately 38.1 million bushels of grain storage capacity, and our commodity marketing business, which markets, sells and distributes ethanol, distillers grains and corn oil produced at our ethanol plants. We also market ethanol for a third-party producer as well as buy and sell ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein, corn oil, grain, natural gas and other commodities in various markets.

•Food and Ingredients. Our food and ingredients segment currently includes our food-grade corn oil operations. Fleischmann’s Vinegar, one of the world’s largest producers of food-grade industrial vinegar, was also included in the food and ingredients segment until its sale on November 27, 2018. On September 1, 2019, we formed a joint venture and sold 50% of our cattle feeding operations which has the capacity to support approximately 355,000 head of cattle and grain storage capacity of approximately 24.1 million bushels. The assets and liabilities and results of operations of GPCC prior to its divesture have been reclassified as discontinued operations for all periods presented. Our continued investment in GPCC was accounted for under the equity method of accounting until its disposition in October 2020. For more information about GPCC, refer to Note 5 - Acquisitions, Dispositions and Discontinued Operations and Note 21 – Equity Method Investments included as part of the notes to consolidated financial statements.

•Partnership. Our master limited partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership’s assets include 31 ethanol storage facilities, six fuel terminal facilities and approximately 2,480 leased railcars.

Risk Management and Hedging Activities

Our margins our highly dependent on commodity prices, particularly for ethanol, corn, distillers grains, corn oil and natural gas. Since market price fluctuations among these commodities are not always correlated, ethanol production has been and may continue to be unprofitable at times. We use a variety of risk management tools and hedging strategies to monitor real-time operating price risk exposure at each of our operations to obtain favorable margins, when available.

We use forward contracts to sell a portion of our ethanol, distillers grains, and corn oil production or buy some of the corn, natural gas, or ethanol we need to partially offset commodity price volatility. We also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas, ethanol, soybean meal, soybean oil and other agricultural commodities. The financial impact of these activities depends on the price of the commodities involved and our ability to physically receive or deliver those commodities.

Hedging arrangements expose us to risk of financial loss when the counterparty defaults on its contract or, in the case of exchange-traded contracts, when the expected differential between the price of the underlying commodity and physical commodity changes. Hedging activities can result in losses when a position is purchased in a declining market or sold in a rising market. Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol, distillers grains, Ultra-High Protein and corn oil. Depending on the circumstance, we vary the amount of hedging or other risk mitigation strategies we undertake and sometimes choose not to engage in hedging transactions at all.

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

Technology Integration. Over our history, we have incorporated new technologies like corn oil extraction and Selective Milling Technology™ into our manufacturing processes that have enabled us to run more efficiently and improve our financial results. We are currently undergoing a number of project initiatives to improve margins. Through our Project 24 initiative, we have seen reductions in operating expenses and anticipate additional reductions in operating expense per gallon across our remaining non-ICM plants as a result of these continuing investments. USP upgrades and planned GNS and CST upgrades are expected to provide additional improvements to our financial results.

In addition, through our Ultra-High Protein initiative using Fluid Quip’s MSC™ system, we expect to achieve increased margins per gallon as a result of the ability to produce various high protein animal feed products. We have partnered with Novozymes in an exclusive venture to produce higher purity protein and protein meals with nutritional and other feed benefits through non-mechanical methods. In addition, the formation of an exclusive partnership with Hayashikane Sangyo of Japan, one of the oldest and most successful integrated aquafeed companies in the world broadens our access to innovative feed solutions. The acquisition of a majority interest in Fluid Quip Technologies secures additional intellectual property rights that could be deployed across the Green Plains platform, including those aimed at developing and implementing proven, value-added agriculture, food and industrial biotechnology systems, and rapidly expanding installation of Ultra-High Protein production across our facilities in parallel with offering these technologies to partnering biofuel facilities. We continue to evaluate additional technological opportunities to expand our capabilities and product offerings in the coming years.

Proven Management Team. Our senior management team averages approximately 30 years of commodity risk management and related industry experience. We have specific expertise across all of our businesses, including plant operations and management, commodity markets and risk management, quality assurance, quality control, and ethanol marketing and distribution. Our management team’s level of operational and financial expertise is essential to successfully executing our business strategies.

Business Strategy

We believe that the world will continue to increase its demand for protein for human consumption, driving the need to produce larger amounts of high protein feed for animals and aquaculture. With new technologies introduced in the ethanol industry, we believe that ethanol production facilities can increasingly become high-protein feed producers. We began operations to produce Ultra-High Protein in 2020 and have begun to deploy this technology at additional locations in an effort to capture higher co-product returns. We are striving to deploy Ultra-High Protein process technology across our platform to take advantage of the world’s growing demand for protein feed ingredients.

Our first Ultra-High Protein installation was completed at our Shenandoah plant during the first quarter of 2020 with shipments of dried product beginning in April 2020. The Ultra-High Protein installation at our Wood River plant began during the third quarter 2020 with shipments expected to begin in the third quarter of 2021. We anticipate that additional locations will be completed over the course of the next several years. Through our Ultra-High Protein initiative we expect to produce feed ingredients with protein concentration of 50% or greater, as well as other higher value products, such as post-MSC distillers grains.

We have also upgraded our York plant to produce USP grade alcohol and will complete further upgrades to produce GNS by adding additional distillation and processing capabilities to serve other high-value markets, including the beverage alcohol market. The GNS upgrade is expected to be completed during the second quarter of 2021. Our Wood River plant is undergoing upgrades to modify its capacity to produce USP and we anticipate completion of that project during the second quarter of 2021 and will continue to produce USP grade alcohol during construction. We expect to complete the CST production facility at York in the first quarter of 2021, which will allow for the production of both food and industrial grade dextrose. We anticipate modifying one or more biorefineries to CST production facilities to meet anticipated future customer demands.

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

In light of the ethanol industry’s environment, we are focused on continued improvement of our low-cost ethanol production platform and reducing costs. Owning grain storage at or near our ethanol plants allows us to develop relationships with local producers and originate corn more effectively at a lower average cost. We purchase approximately 55% of our corn volume directly from farmers and have approximately 45 production days of storage capacity at or near our ethanol plants. We use our performance data to develop strategies that can be applied across our platform and embrace technological advances to improve operational efficiencies and yields, such as Selective Milling Technology™ and Enogen® corn enzyme technology, to lower our processing cost per gallon and increase production volumes. We are executing on our Project 24 initiative at our non-ICM plants, except our York and Atkinson plants, to reduce energy consumption and increase operational reliability at these plants, reducing our operating expense per gallon which we anticipate completing during the second quarter of 2021.

We believe there is untapped value across our businesses and we intend to further develop and strengthen our business by identifying projects that maximize our production capabilities and lower existing costs at our production facilities. We also seek to leverage our core competencies in adjacent businesses such as aquafeeds, high protein animal feed and other commodity processing operations that maximize our operational and risk management expertise.

Recent Developments

The following is a summary of our significant recent developments. Additional information about these items can be found elsewhere in this report or in previous reports filed with the SEC.

BlackRock Note Facility

On February 9, 2021, Green Plains SPE LLC, a wholly owned subsidiary of the company and a special purpose entity (the Issuer) completed a $125.0 million, 5-year mezzanine note facility with funds and accounts managed by BlackRock. The proceeds will be used initially to support the construction and deployment of Ultra-High Protein technology and production at the Obion, Tennessee and Mount Vernon, Indiana facilities. In addition, the company announced BlackRock has invested alongside Ospaire Management and Green Plains in Fluid Quip Technologies LLC. As part of the transaction, BlackRock acquired 2,000,000 warrants for Green Plains stock (each warrant equal to one share of stock) with a strike price of $22.00 per share, which expire on February 9, 2026. See further discussions in Note 23 – Subsequent Events of the financial statements.

Disposition of Ord Ethanol Plant

On January 25, 2021, we entered into an Asset Purchase Agreement to sell our ethanol plant located in Ord, Nebraska to GreenAmerica Biofuels Ord LLC. The transaction involves the disposition of 65 million gallons of nameplate capacity, and is being sold for $64.0 million, plus an estimated $6.0 million of related working capital. Correspondingly, the partnership entered into an Asset Purchase Agreement to sell its storage assets located adjacent to the Ord plant to Green Plains for $27.0 million, which will be used to pay down debt, along with the transfer of associated railcar operating leases. As part of this transaction, upon closing, the quarterly storage and throughput minimum volume commitment with Green Plains Trade will be reduced to 217.7 mmg per quarter and the storage and throughput agreement with Green Plains Trade will be extended an additional year to June 30, 2029. The transaction is anticipated to close within 45 days, subject to customary closing conditions. See further discussions in Note 23 – Subsequent Events of the financial statements.

Disposition of Hereford Ethanol Plant

On December 28, 2020, we completed the sale of the ethanol plant located in Hereford, Texas, and certain related assets from subsidiaries, to Hereford Ethanol Partners, L.P. for the sale price of $39.0 million, plus working capital. Correspondingly, the partnership’s ethanol storage assets located adjacent to the Hereford plant were purchased by the company for $10.0 million, which was used to pay down debt, and certain railcar operating leases were assigned to Hereford Ethanol Partners, L.P. The divested assets were reported within the ethanol production, agribusiness and energy and partnership segments. We recorded a pretax loss on the sale of the ethanol plant of $22.4 million, of which $18.5 million was recorded within corporate activities and $3.9 million was recorded within the ethanol production segment. Transaction fees related to the disposal were not material. The agreement contains certain earn-out provisions to be received from Hereford Ethanol Partners, L.P. if certain future provisions are met. We will record any contingent amounts in the consolidated financial statements when the amount is reasonably determinable or the consideration is realized.

Acquisition of Majority Interest in Fluid Quip Technologies, LLC

In December 2020, we acquired a majority interest in Fluid Quip Technologies, LLC. The acquisition capitalizes on the core strengths of each company to develop and implement proven, value-added agriculture, food and industrial biotechnology systems and rapidly expand installation and production of Ultra-High Protein across Green Plains facilities, as well as offer these technologies to partnering biofuel facilities. The agreement contains certain earn-out provisions to be received from the company if certain future results are met, including but not limited to, results of implementation and execution of technology. We will record the obligation related to the earn-out provision as compensation within selling, general and administrative expenses as the earn-out becomes probable.

Disposition of Equity Interest in Green Plains Cattle Company LLC

On October 9, 2020, we sold our remaining 50% joint venture interest in GPCC to AGR Special Opportunities Fund I LP (“AGR”), TGAM Agribusiness Fund LP and StepStone (the “Buyers”) for $80.5 million in cash, plus closing adjustments. The transaction was effective on October 1, 2020, and resulted in a reduction in other assets of $69.7 million as a result of removal of the equity method investment in GPCC, and a reduction in accumulated other comprehensive income (loss) of $10.7 million as a result of the removal of our share of GPCC’s accumulated other comprehensive loss. Transaction fees related to the disposal were not material. There was no material gain or loss recorded as part of this transaction. The agreement contains certain earn-out provisions to be paid to or received from the Buyers if certain EBITDA thresholds are met. We will record any contingent amounts in the consolidated financial statements when the amount is probable and reasonably determinable or the consideration is realized.

Closing of $75.0 Million Loan Facility

On September 3, 2020, Green Plains Wood River and Green Plains Shenandoah, our wholly-owned subsidiaries, entered into a delayed draw loan agreement with MetLife Real Estate Lending LLC. The $75.0 million delayed draw loan matures on September 1, 2035 and is secured by substantially all of the assets of the Wood River and Shenandoah facilities. The delayed draw loan bears interest at a fixed rate of 5.02%, plus an interest rate premium of 1.5% until the loan is fully drawn, which must occur within the 18 month draw period. Principal payments of $1.5 million per year begin 24 months from the closing date. The proceeds from the loan are being used to add high protein processing systems at the Wood River and Shenandoah facilities as well as other capital expenditures.

Impact of COVID-19 and Decline in Gasoline Demand

We continue to closely monitor the impact of COVID-19 on all aspects of our business, including how it will impact our employees, customers, vendors, and business partners. Although we did not incur significant disruptions from COVID-19 during the year ended December 31, 2020, the COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the energy industry. The situation surrounding COVID-19 continues to evolve rapidly and the ultimate duration and impact of the outbreak as well as the continued decline in gasoline demand remains highly uncertain and subject to change. There was a significant reduction of gasoline demand in certain market areas particularly during the early months of the pandemic, which resulted in a reduction in ethanol demand. The return to prior levels of gasoline demand continues to be uncertain.

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

For further information regarding the impact of COVID-19 and the decline in gasoline demand on the company, please see Item 1A - Risk Factors, in this report, which is incorporated herein by reference.

Operating Segments

Ethanol Production Segment

Industry Overview. Ethanol, also known as ethyl alcohol or grain alcohol, is a colorless liquid produced by fermenting carbohydrates found in a number of different types of grains, such as corn, wheat and sorghum, and other cellulosic matter found in plants. Most of the ethanol produced in the United States is made from corn because it contains large quantities of carbohydrates that convert into glucose more easily than most other kinds of biomass, which can be handled efficiently and is in greater supply than other grains. According to the USDA, on average, one bushel, or 56 pounds, of corn, produces approximately 2.9 gallons of ethanol, 15 pounds of distillers grains and 0.7 pounds of corn oil. Outside of the United States, sugarcane is the primary feedstock used to produce ethanol.

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

Ethanol Plants. We operate 12 dry mill ethanol production plants, located in six states, that produce ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil:

Plant Location	Initial Operation or Acquisition Date	Technology	Plant Production Capacity (mmgy)
Atkinson, Nebraska	June 2013	Delta-T	55
Central City, Nebraska	July 2009	ICM	116
Fairmont, Minnesota	Nov. 2013	Delta-T / ICM	119
Madison, Illinois	Sept. 2016	Vogelbusch	90
Mount Vernon, Indiana	Sept. 2016	Vogelbusch	90
Obion, Tennessee (1)	Nov. 2008	ICM	120
Ord, Nebraska	July 2009	ICM	65
Otter Tail, Minnesota	Mar. 2011	Delta-T / ICM	55
Shenandoah, Iowa (1)	Aug. 2007	ICM	82
Superior, Iowa (1)	July 2008	Delta-T / ICM	60
Wood River, Nebraska	Nov. 2013	Delta-T / ICM	121
York, Nebraska	Sept. 2016	Vogelbusch	50
Total			1,023

(1)We constructed these three plants; all other ethanol plants were acquired.

Our business is directly affected by the supply and demand for ethanol and other fuels in the markets served by our assets. Miles driven typically increase during the spring and summer months related to vacation travel, followed closely by the fall season due to holiday travel.

The majority of our plants are equipped with industry-leading ICM or Delta-T ethanol processing technology. Our years of experience building, acquiring and operating these technologies provides us with a deep understanding of how to effectively and efficiently manage both platforms for maximum performance. Through our Project 24 initiative, we anticipate reductions in operating expense per gallon across our non-ICM plants.

Industrial-Grade Alcohol. Industrial-grade alcohol is produced by further distillation processing of the 200-proof alcohol. Further distillation removes impurities from fuel-grade ethanol to allow for production of industrial-grade alcohol which can be used as an ingredient for sanitation products. Industrial-grade alcohol is currently produced at our Wood River and York facilities, with our Wood River biorefinery producing food chemical codex (FCC) grade industrial alcohol and our York biorefinery producing USP.

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

Our corn supply is obtained primarily from local markets. We use cash and forward purchase contracts with grain producers and elevators to buy corn. We maintain direct relationships with local farmers, grain elevators and cooperatives, which serve as our primary sources of grain feedstock, at 10 of our ethanol plants. This allows us to purchase much of the corn we need directly from farmers throughout the year. At two of our ethanol plants, we contract with a third-party grain originator to supply the corn necessary for ethanol production. These contracts terminate in November 2023. Each of our plants is also situated on rail lines or has other logistical solutions to access corn supplies from other regions of the country should local supplies become insufficient.

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

Distillers Grains. The spent grain mash is pumped from the beer column into a decanter-type centrifuge for dewatering. The water, or thin stillage, is pumped from the centrifuge into an evaporator, where it is concentrated into a thick syrup. The solids, or wet cake, that exit the centrifuge are conveyed to the dryer system and dried at varying temperatures to produce distillers grains. Syrup is reapplied to the wet cake prior to drying to provide additional nutrients. Distillers grains, the principal co-product of the ethanol production process, are used as mid-protein, high-energy animal feed and marketed to the dairy, beef, swine and poultry industries.

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

Corn Oil. Corn oil systems extract non-edible corn oil from the thin stillage evaporation process immediately before the production of distillers grains. Corn oil is produced by processing the syrup through a decanter-style, or disk-stack, centrifuge. The centrifuges separate the relatively light corn oil from the heavier components of the syrup. We extract approximately 0.8 pounds of corn oil per bushel of corn used to produce ethanol. Industrial uses for corn oil include feedstock for renewable diesel, biodiesel and livestock feed additives. The syrup is blended into wet, modified wet or dried distillers grains.

Ultra-High Protein. Ultra-High Protein is produced by further processing of the spent grain mash from the beer column. The spent grain is processed by a FluidQuip Technologies MSCTM system. The MSC system contains a series of screening equipment to remove fiber from the spent grain which is sent to the distillers grain dryer. The remaining product is washed and clarified into a wet protein stream which is dried in a ring dryer to produce Ultra-High Protein meal. The product typically has protein concentration of 50% or greater and yields of approximately 3.5 pounds per bushel have been achieved.

Natural Gas. Depending on production parameters, our ethanol plants use approximately 20,000 to 45,000 BTUs of natural gas per gallon of production. We have service agreements to acquire the natural gas we need and transport the gas through pipelines to our plants.

Electricity. Our plants require between 0.5 and 1.6 kilowatt hours of electricity per gallon of production. Local utilities supply the necessary electricity to all of our ethanol plants.

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

Agribusiness and Energy Services Segment

Our agribusiness and energy services segment includes three grain elevators in three states with combined grain storage capacity of approximately 7.6 million bushels, and grain storage at our ethanol plants of approximately 30.5 million bushels, detailed in the following table:

Facility Location	On-Site Grain Storage Capacity (thousands of bushels)
Grain Elevators
Archer, Nebraska	1,246
Essex, Iowa	3,651
Hopkins, Missouri	2,713
Ethanol Plants
Atkinson, Nebraska	5,109
Central City, Nebraska	1,400
Fairmont, Minnesota	1,611
Madison, Illinois	1,015
Mount Vernon, Indiana	1,034
Obion, Tennessee	8,168
Ord, Nebraska	2,575
Otter Tail, Minnesota	2,772
Shenandoah, Iowa	886
Superior, Iowa	2,230
Wood River, Nebraska	3,293
York, Nebraska	347
Total	38,050

We buy bulk grain, primarily corn and soybeans, from area producers, and provide grain drying and storage services to those producers. The grain is used as feedstock for our ethanol plants or sold to grain processing companies and area livestock producers. Bulk grain commodities are traded on commodity exchanges. Inventory values are affected by changes in these markets and spreads. To mitigate risks related to market fluctuations from purchase and sale commitments of grain, as well as grain held in inventory, we enter into exchange-traded futures and options contracts that function as economic and designated accounting hedges at times.

Seasonality is present within our agribusiness operations. The fall harvest period typically results in higher handling margins and stronger financial results during the fourth quarter of each year.

Through Green Plains Trade, we market the ethanol we and a third party produce to local, regional, national and international customers. We also purchase ethanol from independent producers for pricing arbitrage. We sell to various markets under sales agreements with integrated energy companies; retailers, traders and resellers in the United States and buyers for export to Brazil, Canada, Europe, China and other international markets. Under these agreements, ethanol is priced under both fixed and indexed pricing arrangements.

Also through Green Plains Trade, we market wet and modified wet distillers grains to local markets and dried distillers grains to local, national and international markets. The bulk of our demand is delivered to geographic regions that do not have significant local corn or distillers grains production.

Our markets can be further segmented by geographic region and livestock industry. Most of our wet and modified wet distillers grains are sold to midwestern feedlot markets. A substantial amount of dried distillers grains are shipped by barge, containers and rail to regional and national markets, as well as international markets. Our dried distillers grains are shipped to feedlots and poultry markets, as well as Texas and West Coast rail markets. Some of our distillers grains are shipped by truck to dairy, beef, and poultry operations in the eastern United States. We also ship by railcar to eastern and southeastern feed mills, poultry and dairy operations, and domestic trade companies. We sell to international markets indirectly through exporters. Access to diversified markets allows us to sell product to customers offering the highest net price.

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

Our railcar fleet for the agribusiness and energy services segment consists of approximately 400 leased hopper cars to transport distillers grains and approximately 170 leased tank cars to transport corn oil and crude oil. The initial terms of the lease contracts are for periods up to ten years and the weighted average remaining lease terms on these cars was approximately 3 years.

Food and Ingredients Segment

Food-grade corn oil production. Our food-grade corn oil operations focus on shipping corn oil from facilities across the Midwest by rail or barge to terminal facilities located in the southern United States. Once the corn oil arrives at the terminal facility, it is unloaded and consolidated into set volumes and prepared for shipment by vessel. The corn oil is then shipped to independent refiners outside the United States for refining into a refined, bleached, dewaxed and deodorized food-grade product. This finished product is then shipped by vessel or container to our various customers. In addition, we also execute trade volumes of corn oil and soybean oil in both domestic and international markets. Food-grade corn oil production had no activity during fiscal year 2020.

Vinegar operations. Fleischmann’s Vinegar, one of the world’s largest producers of food-grade industrial vinegar, was also included in the food and ingredients segment until its sale on November 27, 2018.

Partnership Segment

Our partnership segment provides fuel storage and transportation services through (i) 31 ethanol storage facilities located at or near our 12 operational ethanol production plants and one non-operational ethanol production plant, (ii) six fuel terminal facilities located near major rail lines, and (iii) a leased railcar fleet and other transportation assets.

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

As of December 31, 2020, the partnership’s leased railcar fleet consisted of approximately 2,480 railcars with an aggregate capacity of 74.4 mmg. We expect the partnership’s railcar volumetric capacity to fluctuate over the normal course of business as the existing railcar leases expire and we enter into or acquire new railcar leases.

To optimize the partnership’s railcar assets, we transport products other than ethanol depending on market opportunities and have used a portion of our railcar fleet to transport crude oil for third parties and to lease railcars to other users.

Terminal and Distribution Services. Ethanol is transported from the partnership’s terminals to third-party terminal racks where it is blended with gasoline and transferred to the loading rack for delivery by truck to retail gas stations. The partnership owns and operates fuel holding tanks and terminals, and provides terminal services and logistics solutions to markets that do not have efficient access to renewable fuels. The partnership owns and operates fuel terminals at six locations in five states with combined storage capacity of approximately 7.2 mmg and throughput capacity of approximately 726 mmgy. We also have 31 ethanol storage facilities located at or near our 12 operational ethanol production plants and one non-operational ethanol production plant with a combined storage capacity of approximately 27.5 mmg to support current ethanol production capacity of approximately 1.0 bgy.

Facility Location	Storage Capacity (thousands of gallons)
Fuel Terminals
Birmingham, Alabama - Unit Train Terminal	6,542
Other Fuel Terminal Facilities (1)	690
Ethanol Plants
Atkinson, Nebraska (2)	2,074
Central City, Nebraska	2,250
Fairmont, Minnesota	3,124
Hopewell, Virginia (3)	761
Madison, Illinois	2,855
Mount Vernon, Indiana	2,855
Obion, Tennessee	3,000
Ord, Nebraska	1,550
Otter Tail, Minnesota	2,000
Shenandoah, Iowa	1,524
Superior, Iowa	1,238
Wood River, Nebraska	3,124
York, Nebraska	1,100
Total	34,687

(1)Represents five fuel terminals located in Alabama, Louisiana, Mississippi, Kentucky and Oklahoma.

(2)The ethanol storage facilities are located approximately 16 miles from the ethanol plant.

(3)Production at the Hopewell, Virginia facility ceased during the fourth quarter of 2018, however the storage and terminal assets remain in operating condition.

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

As of December 31, 2020, the top five producers operated 69 plants and accounted for approximately 40% of the domestic production capacity with production capacities ranging from 800 mmgy to 1,800 mmgy. Approximately half of the 209 plants in the United States are standalone facilities and accounted for approximately 38% of domestic production capacity.

Demand for corn from ethanol plants and other corn consumers exists in all areas and regions in which we operate. According to the Renewable Fuels Association, there were 107 operational plants in the states where we have production facilities, including Illinois, Indiana, Iowa, Minnesota, Nebraska, and Tennessee, as of December 31, 2020. The largest concentration of operational plants is located in Iowa, Nebraska and Illinois, where 51% of all operational production capacity is located.

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

Regulatory Matters

Government Ethanol Programs and Policies

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. In the United States, the federal government mandates the use of renewable fuels under the RFS II. The EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to blend into the fuel supply each year based on their percentage of total fuel sales. The EPA has the authority to waive the mandates in whole or in part if there is inadequate domestic renewable fuel supply, if the requirement severely harms the environment, or harms the economy of the nation or a state. The RFS II sets a floor for ethanol usage in the United States. When the RFS II was established in 2010, the required volume of “conventional” or corn-based ethanol to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply and demand. The EPA has not yet released a draft RVO rule for the 2021 volumes, despite the fact they typically release a draft mid-year and finalize the rule by November 30 each year. It is unclear when they will release the RVO for 2021.

According to the RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022 – the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total proposed RVO was more than 20% below the statutory volumes levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. In late 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020, however it is currently unclear if or when they will propose a reset rulemaking.

Under the RFS, RINs and SREs are important tools impacting supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS II mandated volumes. Ethanol producers assign RINs to renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs affects the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for the 2016, 2017 and 2018 reporting years than they had in prior years, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS II mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly.

Biofuels groups have filed a lawsuit in the Court of Appeals for the D.C. Circuit, challenging the 2019 RVO rule over the EPA’s failure to address small refinery exemptions in the rulemaking. This was the first RFS II rulemaking since the expanded use of the exemptions came to light; however, the EPA had declined to cap the number of waivers it grants, and until late 2019, had declined to alter how it accounts for the retroactive waivers in its annual volume calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. We believe the EPA’s recent approach accomplished the opposite in that even if all the obligated parties complied with their respective percentage obligations for 2019, the nation’s overall supply of renewable fuel would not meet the total volume requirements set by the EPA. This undermines Congressional intent to increase the consumption of renewable fuels in the domestic transportation fuel supply. Biofuels groups have argued the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.

In 2019, in a supplemental rulemaking to the 2020 RVO rule, the EPA changed their approach, and for the first time accounted for the gallons that they anticipate will be waived from the blending requirements due to small refinery exemptions. To accomplish this, they added in the trailing three year average of gallons the DOE recommended be waived, in effect raising the blending volumes across the board in anticipation of waiving the obligations in whole or in part for certain refineries that qualify for the exemptions. Though the EPA has often disregarded the recommendations of the DOE in years past, they stated in the rule their intent to adhere to these recommendations going forward, including granting partial waivers rather than an all or nothing approach. The EPA will be adjudicating the 2020 compliance year small refinery exemption applications in early 2021, and have indicated they will also adhere to the DOE recommendations for the 2019 compliance year applications.

In January 2020, the U.S. Court of Appeals for the 10th Circuit ruled on RFA et. al. vs. EPA in favor of biofuels interests, overturning EPA’s granting of refinery exemptions to three refineries on two separate grounds. The Court agreed that, under the Clean Air Act, refineries are eligible for SREs for a given RVO year only if such exemptions are extensions of exemptions granted in previous RVO years. In this case, the three refineries at issue did not qualify for SREs in the year prior to the year that EPA granted them. They were thus ineligible for additional SRE relief because there were no immediately prior SREs to extend. In addition, the Court agreed that the disproportionate economic hardship prong of SRE eligibility should be determined solely by reference to whether compliance with the RFS II creates such hardship, not whether compliance plus other issues create disproportionate economic hardship. The Court thus vacated EPA's grant of SREs for certain years and remanded the grants back to EPA. The refiners appealed for a rehearing which was denied. Two of the refiners appealed the decision to the U.S. Supreme Court and in January 2021, the Supreme Court announced they would hear the case. If the decision against the EPA is upheld by the Supreme Court, it is uncertain how the EPA will propose to remedy the situation.

In light of the 10th Circuit ruling, a number of refineries have applied for “gap year” SREs in an effort to establish a continuous string of relief and to ensure they are able to qualify for SREs going forward. A total of 64 gap year requests were filed with the EPA and reviewed by the DOE. In September 2020 the EPA announced that they were denying 54 of the gap year requests that had been scored and returned by DOE, regardless of how they had been scored. Without a string of continuous SRE approvals, almost no small refinery would be eligible to apply for hardship relief in this manner, unless the Supreme Court overturns the 10th Circuit ruling, which we believe is unlikely.

To respond to the COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the CARES Act in March 2020, which created and funded multiple programs that have impacted our industry. The USDA was given additional resources for the Commodity Credit Corporation (CCC) and they are using those funds to provide direct payments to farmers, including corn farmers from whom we purchase most of our feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price we have to pay to purchase corn. The CARES Act also allowed for certain net operating loss carrybacks, which has allowed us to receive certain tax refunds. In December 2020, Congress passed and President Trump signed into law an annual spending package coupled with another COVID relief bill which included additional funds for the Secretary of Agriculture to distribute to those impacted by the pandemic. The language of the bill specifically includes biofuels producers as eligible for some of this aid.

The CARES Act provided a tax exclusion on the shipment of un-denatured ethanol for use in manufacturing hand sanitizer, a key ingredient of which is undenatured ethanol of specific grades. The FDA has also provided expanded guidance to allow for more denaturants to be used in ethanol intended for hand sanitizer production, and has expanded the grades of ethanol allowed for the duration of the public health crisis.

See further discussion in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Environmental and Other Regulation

Our ethanol production, agribusiness and energy services, food and ingredients, and partnership segment activities are subject to various and extensive environmental and other regulations. We obtain and maintain various environmental permits to operate our plants and other facilities. Ethanol production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions, which the EPA later addressed in RFS II. While some of our plants operate as grandfathered at their current authorized capacity under the RFS II mandate, expansion above these capacities at grandfathered plants will require a 20% reduction in greenhouse gas emissions from a 2005 baseline measurement.

In addition, various states and countries are adopting regulatory schemes similar to what California has adopted. Specifically, CARB adopted LCFS requiring a 10% reduction in average carbon intensity of gasoline and diesel transportation fuels in California from 2010 to 2020. After a series of rulings that temporarily prevented CARB from enforcing these regulations, the State of California Office of Administrative Law approved the LCFS in November 2012, and revised LCFS regulations took effect in January 2013.

We employ maintenance and operations personnel at each of our plants. In addition to the attention we place on the health and safety of our employees, the operations of our facilities are regulated by the Occupational Safety and Health Administration.

See further discussion in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Exclusive Partnerships and Joint Ventures

In 2020, we acquired a majority interest in Fluid Quip Technologies, LLC. The acquisition capitalizes on the core strengths of each company to develop and implement proven, value-added agriculture, food and industrial biotechnology systems and rapidly expand installation and production of Ultra-High Protein technology across our facilities, as well as offer these technologies to partnering biofuel facilities.

In 2020, we formed an exclusive partnership with Hayashikane Sangyo of Japan, one of the oldest and most successful integrated aquafeed companies in the world. The companies have come together to deliver innovative solutions for fast-growing global aquaculture markets using technology developed and successfully deployed in Japanese production. These technologies complement our Ultra-High Protein production capabilities.

In 2019, we joined with Novozymes in an exclusive venture to produce higher purity protein and protein meals with nutritional and other feed benefits through non-mechanical methods.

In July 2018, we formed Optimal Aquafeed, a 50/50 joint venture to produce high-quality aquaculture feeds utilizing proprietary techniques and high-protein feed ingredients. The joint venture brings together Green Plains’ production capabilities, commodity expertise, and infrastructure and combines that with Optimal Fish Food LLC’s intellectual property, industry expertise and customer relationships. We purchased the remaining 50% interest in Optimal Aquafeed in February 2020 and now own 100% of Optimal Aquafeed.

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

In 2019, we formed the GPCC joint venture with TGAM and StepStone. GPCC has the capacity to support 355,000 head of cattle and has approximately 24.1 million bushels of grain storage capacity. In October 2020, we disposed of our remaining 50% interest in GPCC.

Human Capital Resources

The attraction, retention and development of employees is critical to our success. We accomplish this, in part, by our competitive compensation practices, training initiatives, and growth opportunities within the company. On December 31, 2020, we had 839 full-time, part-time, temporary and seasonal employees, including 122 employees at our corporate office in Omaha, Nebraska.

Workforce Health and Safety

We take workplace safety very seriously and our robust safety program means that we are constantly evaluating our safety protocols in an effort to keep our facilities safe for our workers.

Throughout the COVID-19 pandemic, we have remained focused on protecting the health and safety of our team members while meeting the needs of our customers. Shortly after the outset of COVID-19, we were an early adopter of enhanced safety measures and practices across our facilities to protect employee health and safety and ensure a reliable supply of products to our customers. This included the purchasing of masks, temperature check machines and hand sanitizer at all locations. We donated industrial-grade alcohol, which can be used as an ingredient for sanitation products, to both the State of Nebraska and the State of Iowa, as well as the University of Nebraska. Additionally, all employees were provided with a twenty pound package of frozen ground beef at the start of the COVID-19 pandemic.

We monitor and track the impact of the pandemic on our teammates and within our operations, and proactively modify or adopt new practices to promote their health and safety.

Compensation and Benefits

As part of our compensation philosophy, we believe that we must offer and maintain market competitive compensation and benefit programs for our employees in order to attract and retain superior talent. In addition to competitive base wages, additional programs include the 2019 Equity Incentive Plan, a company matched 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, paid time off, family leave, and employee assistance programs.

Diversity and Inclusion

We are committed to our continued efforts to increase diversity and foster an inclusive work environment that supports the workforce and the communities we serve. We recruit the best qualified employees regardless of gender, ethnicity or other protected traits and it is our policy to fully comply with all laws applicable to discrimination in the workplace.

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

Risks Related to our Business and Industry

Our margins are dependent on managing the spread between the price of corn, natural gas, ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil.

Our operating results are highly sensitive to commodity prices, including the spread between the corn and natural gas we purchase, and the ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil we sell. Price and supply are subject to various market forces, such as weather, domestic and global demand, shortages, export prices, crude oil prices, currency valuations and government policies in the United States and around the world, over which we have no control. Price volatility of these commodities may cause our operating results to fluctuate substantially. Increases in corn or natural gas prices or decreases in ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil prices may make it unprofitable to operate. No assurance can be given that we will purchase corn and natural gas or sell ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil at or near prices which would provide us with positive margins. Consequently, our results of operations and financial position may be adversely affected by increases in corn or natural gas prices or decreases in ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil prices.

We continuously monitor the margins at our ethanol plants using a variety of risk management tools and hedging strategies, when appropriate. In recent years, the spread between ethanol and corn prices has fluctuated widely, narrowed significantly and been negative at times. Fluctuations are likely to continue. A sustained narrow spread or further reduction in the spread between ethanol and corn prices as a result of increased corn prices or decreased ethanol prices, would adversely affect our results of operations and financial position. Should our combined revenue from ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil fall below our cost of production, we could decide to slow or suspend production at some or all of our ethanol plants, which also could adversely affect our results of operations and financial position.

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

Industrial-grade alcohol is produced by further distillation processing of the 200-proof alcohol. Further distillation removes impurities from fuel-grade ethanol to allow for production of industrial-grade alcohol which can be used as an ingredient for sanitation products. Should industrial-grade alcohol prices or demand decrease significantly, our results of operations could be negatively impacted.

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

Corn Oil. Industrial corn oil is generally marketed as a renewable diesel and biodiesel feedstock; therefore, the price of corn oil is affected by demand for renewable diesel and biodiesel. Expanded profitability in the renewable diesel and biodiesel industry due to the extended blending tax credit and low carbon fuels standards could impact corn oil demand. In general, corn oil prices follow the prices of heating oil and soybean oil. Decreases in the price of corn oil could have an unfavorable impact on our business.

Our risk management and commodity trading strategies could be ineffective and expose us to decreased liquidity.

As market conditions warrant, we use forward contracts to sell some of our ethanol, distillers grains, Ultra-High Protein, and corn oil, or buy some of the corn, and natural gas we need to partially offset commodity price volatility. We also engage in other hedging transactions and other commodity trading involving exchange-traded futures contracts for corn, natural gas, ethanol, soybean meal and other agricultural commodities. The financial impact of these activities depends on the price of the commodities involved and/or our ability to physically receive or deliver the commodities.

Hedging arrangements expose us to risk of financial loss when the counterparty defaults on its contract or, in the case of exchange-traded contracts, when the expected differential between the price of the underlying and physical commodity changes. Hedging activities can result in losses when a position is purchased in a declining market or sold in a rising market. Hedging losses may be offset by a decreased cash price for corn, and natural gas and an increased cash price for ethanol, distillers grains, Ultra-High Protein and corn oil. We vary the amount of hedging and other risk mitigation strategies we undertake and sometimes choose not to engage in hedging transactions at all. We cannot provide assurance that our risk management and commodity trading strategies and decisions will be profitable or effectively offset commodity price volatility. If they are not our results of operations and financial position may be adversely affected.

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

Under the provisions of the Energy Independence and Security Act (EISA), Congress expanded the Renewable Fuel Standard (RFS II). The RFS II mandated the minimum volume of renewable fuels that must be blended into the transportation fuel supply which affects the domestic market for ethanol and each year, the Environmental Protection Agency (EPA) undertakes rulemaking to set the Renewable Volume Obligation (RVO) for the following year. Further, the EPA has the authority to waive the requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment. After 2022, volumes shall be determined by the EPA in coordination with the Secretaries of Energy and Agriculture, taking into account such factors as impact on environment, energy security, future rates of production, cost to consumers, infrastructure, and other factors such as impact on commodity prices, job creation, rural economic development, or impact on food prices. However, on December 19, 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020. It is unclear when or if they will propose a reset rulemaking. Volumes can also be impacted as small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant them a full or partial waiver, or deny it outright within 90 days of submittal. A small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day.

Our operations could be adversely impacted by legislation, administration actions, EPA actions, or lawsuits, that may reduce the RFS II mandated volumes of conventional ethanol and other biofuels through the annual RVO, the 2022 reset rulemaking, the point of obligation for blending, or small refinery exemptions. A number of lawsuits are pending involving the RVO, the point of obligation and small refinery exemptions. Similarly, should federal mandates regarding oxygenated gasoline be repealed, the market for domestic ethanol could be adversely impacted. Economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS II mandate, may affect future demand. A significant increase in supply beyond the RFS II mandate could have an adverse impact on ethanol prices. Moreover, changes to RFS II could negatively impact the price of ethanol or cause imported sugarcane ethanol to become more economical than domestic ethanol. Likewise state and regional low carbon fuel standards (LCFS) like that of California could be favorable or harmful to conventional ethanol, depending on how it is crafted.

  Future demand may be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the value of RFS II credits or Renewable Identification Numbers (RINs). A significant increase in supply beyond the RFS II mandate could have an adverse impact on ethanol prices. Moreover, any changes to RFS II, whether by legislation, EPA action or lawsuit, originating from issues associated with the market price of RINs could negatively impact the demand for ethanol, discretionary blending of ethanol and/or the price of ethanol. Recent actions by the EPA to grant small refiner exemptions without accounting for the lost gallons has resulted in lower RIN prices.

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

Demand for ethanol is also affected by overall demand for transportation fuel, which is affected by cost, number of miles traveled and vehicle fuel economy. Miles traveled typically increases during the spring and summer months related to vacation travel, followed closely behind the fall season due to holiday travel. Global events, such as COVID-19, have greatly decreased miles traveled and in turn, the demand for ethanol. Consumer demand for gasoline may be impacted by emerging transportation trends, such as electric vehicles or ride sharing. In January 2021, General Motors announced a target date of 2035 for phasing out the production of gasoline and diesel powered vehicles. Similarly, Nissan has stated that their entire fleet will be electric vehicles by the early 2030s. These announcements coincide with pledges to ban the sale of internal combustion engines in countries such as Japan and the United Kingdom by 2035, as well as a statewide ban in California. While aspirational, if realized these bans would accelerate the decline of liquid fuel demand and by extension demand for ethanol, biodiesel and renewable diesel.

Additionally, factors such as over-supply of ethanol, which has been the case for some time, could continue to negatively impact our business. Reduced demand for ethanol may depress the value of our products, erode its margins, and reduce our ability to generate revenue or operate profitably.

Our business is directly affected by the supply and demand for ethanol and other fuels in the markets served by our assets. Reduced demand for ethanol, regardless of cause, may erode our margins and reduce our ability to generate revenue and operate profitably.

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

Ethanol and other products that we produce are or have been exported to Canada, Mexico, Brazil, China and other countries. The previous administration expressed antipathy towards certain existing international trade agreements and has significantly increased tariffs on goods imported into the United States, which in turn has led to retaliatory actions on U.S. exports. The current trade situation, the outcome of trade negotiations or lack thereof, has had and/or may continue to have a material effect on our business, financial condition and results of operations.

Our ability to access the partnership’s terminals adjacent to our ethanol plants could cause disruptions in our operations and adversely affect our production levels, profitability and needed capital expenditures.

We are party to the storage and throughput agreement with our partnership, under which we access the storage and throughput services offered by the partnership. In the event of a default by either party under that agreement, our ability to throughput our ethanol may be disrupted, which in turn could adversely affect our production levels, operating expenses, profitability and our need for capital expenditures for alternative throughput arrangements.

Our debt exposes us to numerous risks that could have significant consequences to our shareholders.

Risks related to the level of debt we have include: (1) requiring a sizeable portion of cash to be dedicated for debt service, reducing the availability of cash flow for working capital, capital expenditures, and other general business activities and limiting our ability to invest in new growth opportunities; (2) limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other activities; (3) limiting our flexibility to plan for or react to changes in the businesses and industries in which we operate; (4) increasing our vulnerability to general and industry-specific adverse economic conditions; (5) being at a competitive disadvantage against less leveraged competitors; and (6) being vulnerable to increases in prevailing interest rates.

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

We have increased the size and diversity of our operations through mergers, acquisitions and joint ventures or partnerships and intend to continue exploring potential growth opportunities. Acquisitions involve numerous risks that could harm our business, including: (1) difficulties integrating the operations, technologies, products, existing contracts, accounting processes and personnel and realizing anticipated synergies of the combined business; (2) risks relating to environmental hazards on purchased sites; (3) risks relating to developing the necessary infrastructure for facilities or acquired sites, including access to rail networks; (4) difficulties supporting and transitioning customers; (5) diversion of financial and management resources from existing operations; (6) the purchase price exceeding the value realized; (7) risks of entering new markets or areas outside of our core competencies; (7) potential loss of key employees, customers and strategic alliances from our existing or acquired business; (8) unanticipated problems or underlying liabilities; and (9) inability to generate sufficient revenue to offset acquisition and development costs.

The anticipated benefits of these transactions may not be fully realized or could take longer to realize than expected.

We have also pursued growth through joint ventures or partnerships, which typically involve restrictions on actions that the partnership or joint venture may take without the approval of the partners. These provisions could limit our ability to manage the partnership or joint venture in a manner that serves our best interests.

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

In May 2018, we announced that we were evaluating the performance of our entire portfolio of assets and businesses. As part of that process, during the fourth quarter of 2018, we sold three ethanol plants, permanently closed one ethanol plant and sold Fleischmann’s Vinegar. Furthermore, we sold our 50% interest in JGP Energy Partners during the fourth quarter of 2019, we sold a 50% interest in GPCC during the third quarter of 2019 and the remaining 50% interest in GPCC during the fourth quarter of 2020, the Hereford, Texas ethanol plant in December 2020 and the recently announced sale of the Ord, Nebraska ethanol plant, which is expected to close within 45 days.

As we continue to evaluate our portfolio, we may sell additional assets or businesses or exit particular markets that are no longer a strategic fit or no longer meet their growth or profitability targets. Depending on the nature of the assets sold, our profitability may be impacted by lost operating income or cash flows from such businesses. In addition, divestitures we complete may not yield the targeted improvements in our business and may divert management’s attention from our day-to-day operations. We are also undergoing a number of project initiatives to improve margins, including the Project 24 initiative and increased investment into Ultra-High Protein animal feed products, as part of our total transformation strategy. Our failure to achieve the intended financial results associated with our portfolio optimization and total transformation strategies could have an adverse effect on our business, financial condition or results of operations.

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

Government actions abroad can have a significant impact on our business. In 2020, we exported 21% of our ethanol production. In 2013, the European Union imposed a five-year tariff of $83.33 per metric ton on U.S. ethanol to discourage foreign competition. Effective January 1, 2017, China indicated its intention to raise its 5% tariff on U.S. and Brazil fuel ethanol to 30%. On April 1, 2018, China raised their tariff rate to 45%, and later raised it further to 70%. In January 2020, the two countries announced a “Phase I” trade deal with agricultural commodity purchase commitments, including ethanol; however, these ethanol tariffs have not been reduced or eliminated.

Although the ethanol export markets are affected by competition from other ethanol exporters, particularly Brazil, and in spite of the actions by China, we believe exports will remain active going forward. On September 1, 2017, Brazil’s Chamber of Foreign Trade, or CAMEX, issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter. The ruling was extended for a year in 2019, and again by 90 days in 2020, but was allowed to lapse in December 2020, and a 20% duty now applies to all U.S. ethanol imports into Brazil.

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

We operate in a very competitive environment and compete with other domestic ethanol producers in a relatively fragmented industry. The top five producers account for approximately 40% of the domestic production capacity with production capacity ranging from 800 mmgy to 1,800 mmgy. The remaining ethanol producers consist of smaller entities engaged exclusively in ethanol production and large integrated grain companies that produce ethanol in addition to their base grain businesses. We compete for capital, labor, corn and other resources with these companies.

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

We may be required to provide remedies for ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein or corn oil that does not meet the specifications defined in our sales contracts.

If we produce or purchase ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein or corn oil that does not meet the specifications defined in our sales contracts, we may be subject to quality claims. We could be required to refund the purchase price of any non-conforming product or replace the non-conforming product at our expense. Ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein or corn oil that we purchase or market and subsequently sell to others could result in similar claims if the product does not meet applicable contract specifications, which could have an adverse impact on our profitability.

Business disruptions due to unforeseen operational failures or factors outside of our control could impact our ability to fulfill contractual obligations.

Natural disasters, pandemics, transportation issues, significant track damage resulting from a train derailment or strikes by our transportation providers could delay shipments of raw materials to our plants or deliveries of ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil to our customers. If we are unable to meet customer demand or contract delivery requirements due to stalled operations caused by business disruptions, we could potentially lose customers.

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

The outbreak of the coronavirus, or COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and continues to impact worldwide economic activity. COVID-19 poses a risk on all aspects of our business, including how it will impact our employees, customers, vendors, and business partners. We are unable to predict the impact that COVID-19 will have on our future financial position and operating results, due to numerous uncertainties. These uncertainties include, but are not limited to: (1) the severity of the virus and its impact on the demand for our products; (2) the duration of the outbreak; (3) federal, state or local governmental regulations or other actions which could include limitations on our operations; (4) the effect on customer demand resulting in a decline in the demand for our products; (5) impacts on our supply chain and potential limitations of supply of our feedstocks; (6) interruptions of our distribution systems and delays in the delivery of our products; (7) the health of our workforce, and our ability to meet staffing needs which is vital to our operations; and (8) volatility in the credit and financial markets.

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

We rely on network infrastructure and enterprise applications, and internal technology systems for operational, marketing support and sales, and product development activities. The hardware and software systems related to such activities are subject to damage from earthquakes, floods, lightning, tornados, fire, power loss, telecommunication failures, cyber-attacks and other similar events. They are also subject to acts such as computer viruses, physical or electronic vandalism or other similar disruptions that could cause system interruptions and loss of critical data, and could prevent us from fulfilling customers’ orders. Cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology networks and systems to more sophisticated and targeted measures, known as advanced persistent threats, directed at the company, its products, its customers and/or its third-party service providers. Despite the implementation of cybersecurity measures (including access controls, data encryption, vulnerability assessments, employee training, continuous monitoring, and maintenance of backup and protective systems), the company’s information technology systems may still be vulnerable to cybersecurity threats and other electronic security breaches. While we have taken reasonable efforts to protect ourselves, and to date, we have not experienced any material losses related to cyber-attacks, we cannot assure our shareholders that any of our security measures would be sufficient in the future. Any event that causes failures or interruption in such hardware or software systems could result in disruption of our business operations, have a negative impact on our operating results, and damage our reputation, which could negatively affect our financial condition, results of operation, cash flows.

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

The issue of global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity, especially the emissions of greenhouse gases such as carbon dioxide and methane. With the incoming administration, climate change legislation in the U.S. is likely to receive increased focus and consideration over the next several years, with numerous proposals having been made and are likely to continue to be made at the international, national, regional and state levels of government that are intended to limit emissions of greenhouse gases and capture carbon. Several states have already adopted measures requiring reduction of greenhouse gases within state boundaries. Other states have elected to participate in voluntary regional cap-and-trade programs. While we believe our products are low carbon and result in a reduction of greenhouse gas emissions compared to alternatives, any significant legislative changes at the international, national, state or local levels could significantly affect our ability to produce and sell our products, could increase the cost of the production and sale of our products and could materially reduce the value of our products.

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

The partnership’s revolving credit facility includes restrictions that may limit its ability to finance future operations, meet its capital needs or expand its business. In addition, the partnership’s revolving credit facility matures on December 31, 2021 and the partnership may not be able to renew, extend or replace the expiring facility with similar terms. If the partnership fails to comply with covenants in its revolving credit facility or if the facility is terminated, the partnership may be required to repay its indebtedness thereunder, which may have an adverse effect on the partnership’s liquidity and its ability to operate and provide services to us.

The partnership is dependent upon the earnings and cash flow generated by its operations in order to meet its debt service obligations and to allow the partnership to pay cash distributions to our unitholders. The operating and financial restrictions and covenants in the partnership’s revolving credit facility or in any future financing agreements could restrict its ability to finance future operations or capital needs or to expand or pursue its business activities, which may, in turn, limit its ability to pay cash distributions to unitholders. For example, the partnership’s revolving credit facility restricts its ability to, among other things: (1) make certain cash distributions; (2) incur certain indebtedness; (3) create certain liens; (4) make certain investments; (5) merge or sell certain of our assets; and (6) expand the nature of our business.

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

The credit facility will mature on December 31, 2021. The partnership anticipates that it will renew and extend the credit facility prior to its maturity. Adverse changes in market conditions could make the renewal of the credit facility more difficult or cold result in an increase in the cost to renew.

The partnership may not have sufficient available cash to pay quarterly distributions on its units.

The amount of cash the partnership can distribute depends on how much cash is generated from operations, which can fluctuate from quarter to quarter based on ethanol and other fuel volumes, handling fees, payments associated with minimum volume commitments, timely payments by subsidiaries, and other third parties, and prevailing economic conditions. The amount of cash available for distribution also depends on the partnership’s operating and general and administrative expenses, capital expenditures, acquisitions and organic growth projects, debt service requirements, working capital needs, ability to borrow funds and access capital markets, revolving credit facility restrictions, cash reserves and other risks affecting cash levels. Increasing the partnership’s borrowings or other debt to finance certain projects could increase interest expense, which could impact the amount of cash available for distributions.

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

Some of the many factors that can influence the price of our common stock include: (1) our results of operations and the performance of our competitors; (2) public’s reaction to our press releases, public announcements and filings with the SEC;

(3) changes in earnings estimates or recommendations by equity research analysts who follow us or other companies in our industry; (4) changes in general economic conditions; (5) changes in market prices for our products or raw materials and related substitutes; (6) sales of common stock by our directors, executive officers and significant shareholders; (7) actions by institutional investors trading in our stock; (8) disruptions in our operations; (9) changes in our management team; (10) other developments affecting us, our industry or our competitors; and (11) U.S. and international economic, legal and regulatory factors unrelated to our performance.

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

Our restated articles of incorporation, restated bylaws and Iowa’s law contain anti-takeover provisions that could delay or prevent change in control of us or our management. These provisions discourage proxy contests, making it difficult for our shareholders to elect directors or take other corporate actions without the consent of our board of directors, which include: (1) board members have three-year staggered terms; (2) board members can only be removed for cause with an affirmative vote of no less than two-thirds of the outstanding shares; (3) shareholder action can only be taken at a special or annual meeting, not by written consent except where required by Iowa law; (4) shareholders are restricted from making proposals at shareholder meetings; and (5) the board of directors can issue authorized or unissued shares of stock.

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

Ethanol Production Segment

We own approximately 1,775 acres of land and lease approximately 78 acres of land at and around our ethanol production facilities. As detailed in our discussion of the ethanol production segment in Item 1 – Business, our ethanol plants have the capacity to produce approximately 1.0 billion gallons of ethanol per year.

Agribusiness and Energy Services Segment

We own approximately 39 acres of land at our three grain elevators. As detailed in our discussion in Item 1 – Business, our agribusiness and energy services segment facilities include three grain elevators with combined grain storage capacity of approximately 7.6 million bushels, and grain storage capacity at our ethanol plants of approximately 30.5 million bushels.

We lease approximately 50,500 square feet manufacturing space at 4500 S. 76th Circle in Omaha, Nebraska for our Optimal Aquafeed LLC operations which manufactures and stores fish food, feed ingredients and other related products.

Our marketing operations are conducted primarily at our corporate office, in Omaha, Nebraska.

Partnership Segment

Our partnership owns approximately five acres of land and leases approximately 17 acres of land at six locations in five states, as disclosed in Item 1 – Business, where its fuel terminals are located and owns approximately 42 acres of land and leases approximately two acres of land where its storage facilities are located at our ethanol production facilities.

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

Holders of Record

We had 1,999 holders of record of our common stock, not including beneficial holders whose shares are held in names other than their own, on February 11, 2021. This figure does not include approximately 32.7 million shares held in depository trusts.

Dividend Policy

On June 18, 2019, the company announced that its board of directors decided to suspend its future quarterly cash dividend following the June 14, 2019 dividend payment, in order to retain and redirect cash flow to the company’s Project 24 operating expense equalization plan, the deployment of high-protein technology and its stock repurchase program.

Issuer Purchases of Equity Securities

Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations. No restricted stock vested during the fourth quarter of 2020 and therefore no shares were surrendered.

Our board of directors authorized a share repurchase program of up to $200.0 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. We did not repurchase any shares during the fourth quarter of 2020. Since inception, the company has repurchased 7,396,936 shares of common stock for approximately $92.8 million under the program.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph

The following graph compares our cumulative total return with the S&P SmallCap 600 Index and the Nasdaq Clean Edge Green Energy Index (CELS) for each of the five years ended December 31, 2020. The graph assumes a $100 investment in our common stock and each index at December 31, 2015, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Green Plains, Inc.
S&P Smallcap 600
NASDAQ Clean Edge Green Energy

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/15	12/16	12/17	12/18	12/19	12/20
Green Plains Inc.	$100.00	$124.59	$77.28	$61.73	$73.83	$63.02
S&P SmallCap 600	100.00	126.56	143.30	131.15	161.03	179.20
Nasdaq Clean Edge Green Energy	100.00	97.35	128.55	112.98	161.18	459.09

The information in the graph will not be considered solicitation material, nor will it be filed with the SEC or incorporated by reference into any future filing under the Securities Act or the Exchange Act, unless we specifically incorporate it by reference into our filing.

Item 6. Selected Financial Data.

The statement of operations data for the years ended December 31, 2020, 2019 and 2018 and the balance sheet data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements and should be read together with the accompanying notes included elsewhere in this report.

The statement of operations data for the years ended December 31, 2017 and 2016 and the balance sheet data as of December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements that are not included in this report, which describe a number of matters that materially affect the comparability of the periods presented.

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

	Year Ended December 31,
	2020	2019 (1)	2018 (1) (2)	2017 (1)	2016 (1)
Statement of Operations Data:
(in thousands, except per share information)
Revenues	$1,923,719	$2,417,238	$2,983,932	$3,289,475	$3,159,313
Costs and expenses	2,046,415	2,559,808	2,893,978	3,265,727	3,080,101
Operating income (loss) from continuing operations (3)	(122,696)	(142,570)	89,954	23,748	79,212
Total other expense (4)	38,434	30,372	84,310	78,902	50,918
Net income (loss) from continuing operations including noncontrolling interest	(89,654)	(148,829)	25,195	76,633	24,669
Net income from discontinued operations, net of income taxes	-	829	11,539	4,998	5,822
Net income (loss)	(89,654)	(148,000)	36,734	81,631	30,491
Net income (loss) attributable to Green Plains	$(108,775)	$(166,860)	$15,923	$61,061	$10,663

Basic earnings per share:
Earnings (loss) per share from continuing operations	$(3.14)	$(4.40)	$0.11	$1.43	$0.13
Earnings per share from discontinued operations	-	0.02	0.28	0.13	0.15
Earnings (loss) per share attributable to Green Plains	$(3.14)	$(4.38)	$0.39	$1.56	$0.28

Diluted earnings per share:
Earnings (loss) per share from continuing operations	$(3.14)	$(4.40)	$0.11	$1.37	$0.13
Earnings per share from discontinued operations	-	0.02	0.28	0.10	0.15
Earnings (loss) per share attributable to Green Plains	$(3.14)	$(4.38)	$0.39	$1.47	$0.28

Cash dividend declared per share (5)	$-	$0.24	$0.48	$0.48	$0.40

Other Data: (Non-GAAP)
Adjusted EBITDA (in thousands)	$36,748	$(39,940)	$75,429	$154,451	$175,106

	Year Ended December 31,
	2020	2019	2018 (1)	2017 (1)	2016 (1)
Balance Sheet Data (in thousands):
Cash and cash equivalents	$233,860	$245,977	$251,681	$266,619	$303,449
Current assets	642,353	667,913	1,206,642	1,211,965	1,000,576
Total assets	1,578,917	1,698,218	2,216,432	2,790,144	2,506,492
Current liabilities	452,556	541,791	833,700	891,755	594,946
Long-term debt	287,299	243,990	298,110	767,278	782,610
Total liabilities	802,253	832,932	1,153,443	1,731,008	1,527,301
Stockholders' equity	776,664	865,286	1,062,989	1,059,136	979,191

(1)The assets and liabilities and results of operations of GPCC prior to its divesture on September 1, 2019 have been reclassified as discontinued operations.

(2)Fiscal year 2018 includes approximately eleven months of operations of the Bluffton, Indiana, Lakota, Iowa, Riga, Michigan and the Hopewell, Virginia ethanol plants, as well as Fleischmann’s Vinegar.

(3)Fiscal year 2020 includes the goodwill impairment charge of $24.1 million, the $22.4 million loss on sale of assets, net from the sale of the Hereford, Texas ethanol plant and the $1.5 million gain from sale of GPCC. Fiscal year 2018 includes the $150.4 million gain on the sale of the Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants, as well as Fleischmann’s Vinegar during the fourth quarter.

(4)Fiscal year 2019 includes the $4.8 million gain related to the sale of our 50% interest in JGP Energy Partners LLC.

(5)On June 18, 2019, the company announced that its board of directors decided to suspend its future quarterly cash dividend following the June 14, 2019 dividend payment.

We use EBITDA and adjusted EBITDA as segment measures of profitability to compare the financial performance of our reportable segments and manage those segments. EBITDA is defined as earnings before interest expense, income tax expense, including related tax expense of equity method investments, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs. Adjusted EBITDA includes adjustments related to operational results of GPCC prior to its disposition which are recorded as discontinued operations, our proportional share of EBITDA adjustments of our equity method investees, noncash goodwill impairment and the loss (gain) on sale of assets, net. We believe EBITDA and adjusted EBITDA are useful measures to compare our performance against other companies. EBITDA and adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income, which is prepared in accordance with GAAP. EBITDA and adjusted EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA and adjusted EBITDA may not be comparable with a similarly titled measure of other companies.

The following table reconciles net income (loss) from continuing operations including noncontrolling interest to adjusted EBITDA (in thousands):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Net income (loss) from continuing operations including noncontrolling interest	$(89,654)	$(148,829)	$25,195	$76,633	$24,669
Interest expense	39,993	40,200	87,449	83,700	49,935
Income tax expense (benefit), net of equity method income tax expense	(43,879)	(21,316)	(20,147)	(132,061)	3,625
Depreciation and amortization (1)	78,244	72,127	98,258	103,582	83,137
EBITDA	(15,296)	(57,818)	190,755	131,854	161,366
EBITDA adjustments related to discontinued operations	-	17,703	33,897	22,516	13,615
Proportional share of EBITDA adjustments to equity method investees	7,093	4,974	1,128	81	125
Loss (gain) on sale of assets, net (2)	20,860	(4,799)	(150,351)	-	-
Noncash goodwill impairment	24,091	-	-	-	-
Adjusted EBITDA	$36,748	$(39,940)	$75,429	$154,451	$175,106

(1)Excludes the amortization of operating lease right-of-use assets and amortization of debt issuance costs.

(2)Fiscal year 2019 includes gain reported in other income (expense).

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

Overview

Green Plains is an Iowa corporation, founded in June 2004 as a producer of low carbon fuels and has grown to be one of the leading corn processors in the world. We continue the transition from a commodity-processing business to a value-add agricultural technology company focusing on creating diverse, non-cyclical, higher margin products. In addition, we are currently undergoing a number of project initiatives to improve margins. Through our Project 24 initiative, we anticipate reductions in operating expense per gallon across our non-ICM plants and with our high-protein initiative, we expect to produce various Ultra-High Protein feed ingredients further increasing margins per gallon.

Our first Ultra-High Protein installation was completed at our Shenandoah plant during the first quarter of 2020 with shipments of dried product beginning in April 2020. Installation at our Wood River plant began during the third quarter 2020 with shipments expected to begin in the third quarter of 2021. We anticipate that additional locations will be completed over the course of the next several years.

We have also upgraded our York facility to include USP grade alcohol capabilities and it will be further upgraded to GNS by adding additional distillation and processing capabilities to serve other high-value markets, including the beverage alcohol market and will continue to produce USP grade alcohol during construction. The GNS upgrade is expected to be completed during the second quarter of 2021. We expect to complete the CST production facility at York in the first quarter of 2021, which will allow for the production of both food and industrial grade dextrose. We anticipate modifying one or more biorefineries to CST production facilities to meet anticipated future customer demands.

We recently completed the purchase of a majority interest in Fluid Quip Technologies, LLC. The acquisition capitalizes on the core strengths of each company to develop and implement proven, value-added agriculture, food and industrial biotechnology systems and rapidly expand installation and production of Ultra-High Protein across Green Plains facilities, as well as offer these technologies to partnering biofuel facilities.

Additionally, we have taken advantage of opportunities to divest certain assets in recent years. We are focused on generating stable operating margins through our business segments and risk management strategy. We own and operate assets throughout the ethanol value chain: upstream, with grain handling and storage; through our ethanol production facilities; and downstream, with marketing and distribution services to mitigate commodity price volatility. Our other businesses leverage our supply chain, production platform and expertise.

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

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 0.91 million barrels per day in 2020, which was 12% lower than the 1.03 million barrels per day in 2019. Refiner and blender input volume decreased 13% to 798 thousand barrels per day for 2020, compared with 921 thousand barrels per day in 2019. Gasoline demand decreased 1.2 million barrels per day, or 13% in 2020. U.S. domestic ethanol ending stocks increased by approximately 2.5 million barrels, or 12%, year over year to 23.5 million barrels. As of December 31, 2020, according to Prime the Pump, there were approximately 2,300 retail stations selling E15 in 30 states, up from 2,080 at the beginning of the year, as well as 203 pipeline terminal locations now offering E15 to wholesale customers.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports through November 30, 2020 were approximately 1.22 bgy, down 7.6% from 1.32 bgy for the same period of 2019. Canada was the largest export destination for U.S. ethanol accounting for 25% of domestic ethanol export volume. Brazil, India, and South Korea accounted for 16%, 15%, and 8%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.3 to 1.5 billion gallons in 2021, excluding any significant exports to China, based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

On April 1, 2018, China announced it would add an additional 15% tariff to the existing 30% tariff it had earlier imposed on ethanol imports from the United States and Brazil. China later raised the tariff further to 70% as the trade war escalated. In January 2020, China and the United States struck a “Phase I” trade agreement, which included commitments on agricultural commodity purchases. Ethanol, corn and distillers grains were included as potential purchases in the agreement. China has been purchasing large quantities of corn, which has raised domestic prices of this feedstock for our ethanol production process. In addition, in October 2020 it was announced that China had purchased a shipment of U.S. ethanol for the first time since March 2018.

The cost to produce the equivalent amount of starch found in sugar from $3.50-per-bushel corn is 7 cents per pound. The average price of sugar was approximately 12.9 cents per pound during 2020.

Year-to-date U.S. distillers grains exports through November 30, 2020, were 10.1 million metric tons, or 1% higher than the same period last year, according to the USDA Foreign Agriculture Service. Mexico, Vietnam, South Korea, Indonesia, Thailand, and Turkey accounted for approximately 62.5% of total U.S. distillers export volumes.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Over the past few years, various bills and amendments have been proposed in the House and Senate which would eliminate the RFS II entirely, eliminate the corn based ethanol portion of the mandate, and make it more difficult to sell fuel blends with higher levels of ethanol. We believe it is unlikely that any of these bills will become law in the current Congress. In addition, the manner in which the EPA administers the RFS II and related regulations can have a significant impact on the actual amount of ethanol blended into the domestic fuel supply.

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

Congress first enacted CAFE in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks. Flexible-fuel vehicles (FFVs), which are designed to run on a mixture of fuels, including higher blends of ethanol such as E85, receive preferential treatment in the form of CAFE credits. There are approximately 21 million FFVs on the road in the U.S. today, 16 million of which are light duty trucks. FFV credits have been decreasing since 2014 and were completely phased out in 2020. Absent CAFE preferences, auto manufacturers may not be willing to build flexible-fuel vehicles, which has the potential to slow the growth of E85 markets. However, California’s Low Carbon Fuel Standard program (LCFS) has driven growth in E85 usage, and other state/regional LCFS programs have the potential to do the same.

The RFS II sets a floor for ethanol usage in the United States. When the RFS II was established in 2010, the required volume of “conventional” or corn-based ethanol to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply and demand. The EPA has not yet released a draft RVO rule for the 2021 volumes, despite the fact they typically release a draft mid-year and finalize the rule by November 30 each year. It is unclear when they will release the RVO for 2021.

According to the RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022 – the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total proposed RVO was more than 20% below the statutory volumes levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. However, in late 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020. It is unclear when or if they will propose a reset rulemaking.

Under the RFS, RINs and SREs are important tools impacting supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS II mandated volumes. Ethanol producers assign RINs to renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs affects the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant them a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for 2016, 2017 and 2018 than they had in the past, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS II mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly.

The One-Pound Waiver that was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer is being challenged in an action filed in Federal District Court for the D.C. Circuit. However, the One-Pound Waiver remains in effect, and E15 is sold year-round in approximately 30 states.

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

In 2019, in a supplemental rulemaking to the 2020 RVO rule, the EPA changed their approach, and for the first time accounted for the gallons that they anticipate they will be waiving from the blending requirements due to small refinery exemptions. To accomplish this, they added in the trailing three year average of gallons the DOE recommended be waived, in effect raising the blending volumes across the board in anticipation of waiving the obligations in whole or in part for certain refineries that qualify for the exemptions. Though the EPA has often disregarded the recommendations of the DOE in years past, they stated in the rule their intent to adhere to these recommendations going forward, including granting partial waivers rather than an all or nothing approach. The EPA will be adjudicating the 2020 compliance year small refinery exemption applications in early 2021, but have indicated they will adhere to the DOE recommendations for the 2019 compliance year applications as well.

In January 2020, the U.S. Court of Appeals for the 10th Circuit ruled on RFA et. al. vs. EPA in favor of biofuels interests, overturning EPA’s granting of refinery exemptions to three refineries on two separate grounds. The Court agreed that, under the Clean Air Act, refineries are eligible for SREs for a given RVO year only if such exemptions are extensions of exemptions granted in previous RVO years. In this case, the three refineries at issue did not qualify for SREs in the year prior to the year that EPA granted them. They were thus ineligible for additional SRE relief because there were no immediately prior SREs to extend. In addition, the Court agreed that the disproportionate economic hardship prong of SRE eligibility should be determined solely by reference to whether compliance with the RFS II creates such hardship, not whether compliance plus other issues create disproportionate economic hardship. The Court thus vacated EPA's grant of SREs for certain years and remanded the grants back to EPA. The refiners appealed for a rehearing which was denied. Two of the refiners appealed the decision to the U.S. Supreme Court and in January 2021, the Supreme Court announced they would hear the case. If the decision against the EPA is upheld by the Supreme Court, it is uncertain how the EPA will propose to remedy the situation.

In light of the 10th Circuit ruling, a number of refineries have applied for “gap year” SREs in an effort to establish a continuous string of relief and to ensure they are able to qualify for SREs going forward. A total of 64 gap year requests were filed with the EPA and reviewed by the DOE. In September 2020 the EPA announced that they were denying 54 of the gap year requests that had been scored and returned by DOE, regardless of how they had been scored. Without a string of continuous SRE approvals, almost no small refinery would be eligible to apply for hardship relief in this manner, unless the Supreme Court overturns the 10th Circuit ruling, which we believe is unlikely.

In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment for dispensing higher blends of ethanol and biodiesel. The EPA had indicated it would move forward with notice of proposed rulemaking on E15 labeling reforms, but they have not as of this filing. In 2020, five Governors and 15 Republican Senators sent letters to the EPA requesting a general waiver from the RFS due to the drop in demand caused by COVID-19 travel restrictions. As of this filing the EPA had indicated only that they are watching the situation closely and reviewing the letters.

To respond to the COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the CARES Act in March 2020, which created and funded multiple programs that have impacted our industry. The USDA was given additional resources for the Commodity Credit Corporation (CCC) and they are using those funds to provide direct payments to farmers, including corn farmers from whom we purchase most of our feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price we have to pay to purchase corn. The CARES Act also allowed for certain net operating loss carrybacks, which has allowed us to receive certain tax refunds. In December 2020, Congress passed and the President signed into law an annual spending package coupled with another COVID relief bill which included additional funds for the Secretary of Agriculture to distribute to those impacted by the pandemic. The language of the bill specifically includes biofuels producers as eligible for some of this aid.

The CARES Act provided a tax exclusion on the shipment of undenatured ethanol for use in manufacturing hand sanitizer, a key ingredient of which is undenatured ethanol of specific grades. The FDA has also provided expanded guidance to allow for more denaturants to be used in ethanol intended for hand sanitizer production, and has expanded the grades of ethanol allowed for the duration of the public health crisis.

Government actions abroad can significantly impact the demand for U.S. ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Agency and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during 2018 and 2019 due to a 30% tariff on U.S. ethanol, which increased to 70% in early 2018. There is no assurance that China’s joint plan to expand blending to 10% will be carried to fruition, nor that it will lead to increased imports of U.S. ethanol in the near term. Ethanol is included as an agricultural commodity under the “Phase I” agreement with China, wherein they are to purchase upwards of $40 billion in agricultural commodities from the U.S. in both 2020 and 2021. In 2020, there were few meaningful purchases of U.S. ethanol by China.

In Brazil, the Secretary of Foreign Trade had issued a tariff rate quota which expired in December of 2020. Exports to Brazil were on pace for 120 mmg in 2020. All U.S. ethanol gallons now face a 20% tariff into Brazil. Our exports also face tariffs, rate quotas, countervailing duties, and other hurdles in the European Union, India, Peru, Columbia and elsewhere, which limits the ability to compete in some markets. We believe some countries are using the COVID-19 crisis as justification for raising duties on imports of U.S. ethanol, or blocking our imports entirely.

In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by multiple lawsuits, of which several were dismissed. The remaining four cases follow one of two tracks: 1) to determine the constitutionality of the CRE regulation, or 2) to determine the benefits, or lack thereof, of introducing E10 to Mexico. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018 making it legal to blend and sell E10 by PEMEX throughout Mexico except for its three largest metropolitan areas. On January 15, 2020, the Mexican Supreme Court ruled that the expedited process for the CRE regulation was unconstitutional, and that after a 180 day period the maximum ethanol blend allowed in the country would revert to

5.8%. There is an effort underway to go through the full regulatory process to allow for 10% blends countrywide, including in the three major metropolitan areas. The 180 day window was extended due to COVID-19, and the new deadline is March 20, 2021.

In January 2020, the updated North American Free Trade Agreement, known as the United States Mexico Canada Agreement or USMCA was signed. The USMCA went into effect on July 1, 2020, and maintains the duty free access of U.S. agricultural commodities, including ethanol, into Canada and Mexico. According to the Department of Commerce, exports to Canada were 303.5 mmg and exports to Mexico were 61.5 mmg through November 30, 2020.

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

The U.S. ethanol industry relies heavily on tank cars to deliver its product to market. In 2015, the DOT finalized the Enhanced Tank Car Standard and Operational Controls for High-Hazard and Flammable Trains, or DOT specification 117, which established a schedule to retrofit or replace older tank cars that carry crude oil and ethanol, braking standards intended to reduce the severity of accidents and new operational protocols. The deadline for compliance with DOT specification 117 is May 1, 2023. The rule may increase our lease costs for railcars over the long term, which will in turn result in an increase in fees the partnership charges for railcar capacity. Additionally, existing railcars may be out of service for a period of time while upgrades are made, tightening supply in an industry that is highly dependent on railcars to transport product. We intend to strategically manage our leased railcar fleet to comply with the new regulations and have commenced transition of our fleet to DOT 117 compliant railcars. As of December 31, 2020, approximately 50% of our railcar fleet was DOT 117 compliant. We anticipate that an additional 20% of our railcar fleet will be DOT 117 compliant by the end of 2021, and that our entire fleet will be fully compliant by 2023.

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

During 2020, we continued to experience a weak ethanol margin environment. We maintained an average utilization rate of approximately 71% of capacity during 2020, compared with 76% of capacity, for the prior year. The reduction in the average utilization rate was primarily due to continued poor margins driven in part by a reduction in motor fuel demand as a result of the COVID-19 pandemic. Our operating strategy is to reduce operating expenses, energy usage and water consumption through our Project 24 initiative while running at higher utilization rates in order to achieve improved margins. However, in the current environment, we may exercise operational discretion that results in reductions in production. Additionally, we may experience lower run rates due to the construction of various projects as well as due to delays in receiving the necessary permits required to operate our facilities. It is possible that production could be below minimum volume commitments in the future, depending on various factors that drive each biorefineries variable contribution margin, including future driving and gasoline demand for the industry.

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

We estimate the amount and timing of projected cash flows that will be generated by an asset over an extended period of time when we review our long-lived assets and goodwill. Circumstances that may indicate impairment include a decline in future projected cash flows, a decision to suspend plant operations for an extended period of time, a sustained decline in our market capitalization, a sustained decline in market prices for similar assets or businesses or a significant adverse change in legal or regulatory matters, or business climate. Significant management judgment is required to determine the fair value of our long-lived assets and goodwill and measure impairment, including projected cash flows. Fair value is determined through various valuation techniques, including discounted cash flow models utilizing assumed margins, cost of capital, inflation and other inputs, sales of comparable properties and third-party independent appraisals. Changes in estimated fair value as a result of declining ethanol margins, loss of significant customers or other factors could result in an impairment of the asset.

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

During the first half of 2020, a decline in the partnership’s stock price resulted in a decrease in the partnership’s market capitalization. As such, we determined a triggering event had occurred that required an interim impairment assessment as of March 31, 2020 and June 30, 2020. Significant assumptions inherent in the valuation methodologies for goodwill impairment testing were employed and include market capitalization, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on the partnership’s quantitative evaluation as of March 31, 2020 and June 30, 2020, it was determined that the fair value of the partnership reporting unit substantially exceeded its carrying value, and the partnership concluded that the goodwill was not impaired.

We performed the annual goodwill impairment assessment as of October 1, 2020 using a qualitative approach, which resulted in no identified triggering events, and as such, no goodwill impairment. Please refer to Note 10 – Goodwill and Intangible Assets to the consolidated financial statements for further details.

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

Derivative Financial Instruments

We use various derivative financial instruments, including exchange-traded futures and exchange-traded and over-the-counter options contracts, to attempt to minimize risk and the effect of commodity price changes including but not limited to, corn, ethanol, natural gas, soybean meal, soybean oil and crude oil. We monitor and manage this exposure as part of our overall risk management policy to reduce the adverse effect market volatility may have on our operating results. We may hedge these commodities as one way to mitigate risk; however, there may be situations when these hedging activities themselves result in losses.

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

Components of Revenues and Expenses

Revenues. For our ethanol production segment, our revenues are derived primarily from the sale of ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil. For our agribusiness and energy services segment, our primary sources of revenue include sales of ethanol, distillers grains and corn oil that we market for our ethanol plants, in which we earn a marketing fee, sales of ethanol we market for a third-party and sales of grain and other commodities purchased in the open market. For our food and ingredients segment, the sale of corn oil, and vinegar prior to the sale of Fleischmann’s Vinegar during the fourth quarter of 2018, are our primary sources of revenue. For our partnership segment, our revenues consist primarily of fees for receiving, storing, transferring and transporting ethanol and other fuels. Revenues include net gains or losses from derivatives related to products sold.

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

Loss (Gain) on Sale of Assets, Net. We completed the sale of the ethanol plant located in Hereford, Texas during the fourth quarter of 2020. We completed the sale of the three ethanol plants located in Bluffton, Indiana, Lakota, Iowa and Riga, Michigan, as well as Fleischmann’s Vinegar during the fourth quarter of 2018. Proceeds from these sales, offset by related expenses, were recorded primarily at the corporate level, with only the loss on Hereford of $3.9 million being recorded at the ethanol production level and the gain on the assignment of operating leases of $2.7 million being recorded at the partnership level.

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

Other Income (Expense). Other income (expense) includes interest earned, interest expense and other non-operating items, including a gain of $4.8 million related to the sale of our 50% interest in JGP Energy Partners LLC during fiscal year 2019.

Income (loss) from Equity Method Investees, Net of Income Taxes. Income (loss) from equity method investees, net of income taxes, represents our proportional share of earnings from our equity method investees. Refer to Note 21 – Equity Method Investments to the consolidated financial statements for further details.

Net Income from Discontinued Operations, Net of Income Taxes. Net income from discontinued operations, net of income taxes represents the operations of GPCC prior to its disposition during the third quarter of 2019. GPCC was previously a wholly owned subsidiary of Green Plains until the formation of the GPCC joint venture and disposition September 1, 2019. Refer to Note 5 – Acquisitions, Dispositions and Discontinued Operations to the consolidated financial statements for further details.

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
• September 2019

An aggregate 50% membership interest of GPCC was sold, resulting in the deconsolidation of GPCC and the equity method of accounting treatment of our continued investment. Operational results of GPCC prior to its disposition have been reclassified as discontinued operations in our consolidated financial statements. The assets and liabilities of GPCC have been reclassified as assets and liabilities of discontinued operations.

• December 2019	Our 50% membership interest in JGP Energy Partners was sold.
• October 2020	Our remaining 50% membership interest in GPCC was sold.
• December 2020	Hereford, Texas ethanol plant was sold and certain storage assets of this plant were acquired from the partnership prior to being sold.
• December 2020	Acquired a majority interest in Fluid Quip Technologies, LLC.

The year ended December 31, 2018, includes approximately five months of operations at our Sublette and Tulia cattle feeding businesses, eleven months of operations at our Bluffton, Lakota, Hopewell and Riga ethanol plants and eleven months of our Fleischmann’s Vinegar operations. The year ended December 31, 2019, includes eight months of operations of GPCC which are included in discontinued operations with the remaining four months of the GPCC joint venture being accounted for using the equity method of accounting. Additionally, operations of GPCC have been reclassified as discontinued operations and assets and liabilities of GPCC have been reclassified as assets and liabilities of discontinued operations. The year ended December 31, 2020, includes approximately nine months of operations of the GPCC joint venture being accounted for using the equity method of accounting. The sale of the Hereford plant and acquisition of a majority interest in FQT did not have a material impact on comparability.

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

Corporate activities include selling, general and administrative expenses, consisting primarily of compensation, professional fees and overhead costs not directly related to a specific operating segment and the loss (gain) on sale of assets, net recorded during the fourth quarter of 2020 and the fourth quarter of 2018. When we evaluate segment performance, we review the following segment information as well as earnings before interest, income taxes, depreciation and amortization, or EBITDA, and adjusted EBITDA.

The selected operating segment financial information are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues:
Ethanol production:
Revenues from external customers	$1,502,481	$1,700,615	$2,120,475
Intersegment revenues	100	100	186
Total segment revenues	1,502,581	1,700,715	2,120,661
Agribusiness and energy services:
Revenues from external customers	416,403	708,316	735,855
Intersegment revenues	27,468	27,184	33,101
Total segment revenues	443,871	735,500	768,956
Food and ingredients:
Revenues from external customers	-	1,451	121,121
Intersegment revenues	-	-	-
Total segment revenues	-	1,451	121,121
Partnership:
Revenues from external customers	4,835	6,856	6,481
Intersegment revenues	78,510	75,531	94,267
Total segment revenues	83,345	82,387	100,748
Revenues including intersegment activity	2,029,797	2,520,053	3,111,486
Intersegment eliminations	(106,078)	(102,815)	(127,554)
Revenues as reported	$1,923,719	$2,417,238	$2,983,932

	Year Ended December 31,
	2020	2019	2018
Cost of goods sold:
Ethanol production	$1,507,335	$1,791,099	$2,118,787
Agribusiness and energy services	409,407	696,226	717,772
Food and ingredients	-	1,526	94,679
Partnership	-	-	-
Intersegment eliminations	(104,579)	(103,904)	(124,270)
	$1,812,163	$2,384,947	$2,806,968

	Year Ended December 31,
	2020	2019	2018
Operating income (loss):
Ethanol production (1)	$(129,618)	$(178,575)	$(111,823)
Agribusiness and energy services	15,773	22,777	29,076
Food and ingredients	-	(76)	14,354
Partnership	50,437	50,635	64,770
Intersegment eliminations	(1,400)	1,188	(3,110)
Corporate activities (2)	(57,888)	(38,519)	96,687
	$(122,696)	$(142,570)	$89,954

(1)Operating loss for the ethanol production segment for fiscal year 2020 includes a goodwill impairment charge of $24.1 million and $3.9 million pretax loss on sale of assets from the sale of the Hereford, Texas ethanol plant.

(2)Corporate activities for fiscal year 2020 include a goodwill impairment charge of $24.1 million, $18.5 million pretax loss on sale of assets from the sale of the Hereford, Texas ethanol plant and a $1.5 million net gain from sale of GPCC. Fiscal year 2018 includes a $150.4 million gain on the sale of the Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants, as well as Fleischmann’s Vinegar during the fourth quarter.

We use EBITDA and adjusted EBITDA as segment measures of profitability to compare the financial performance of our reportable segments and manage those segments. EBITDA is defined as earnings before interest expense, income tax expense, including related tax expense of equity method investments, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs. Adjusted EBITDA includes adjustments related to operational results of GPCC prior to its disposition which are recorded as discontinued operations, our proportional share of EBITDA adjustments of our equity method investees, noncash goodwill impairment and the loss (gain) on sale of assets, net. We believe EBITDA and adjusted EBITDA are useful measures to compare our performance against other companies. EBITDA and adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income, which is prepared in accordance with GAAP. EBITDA and adjusted EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA and adjusted EBITDA may not be comparable with a similarly titled measure of other companies.

The following table reconciles net income (loss) from continuing operations including noncontrolling interest to adjusted EBITDA (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income (loss) from continuing operations including noncontrolling interest	$(89,654)	$(148,829)	$25,195
Interest expense	39,993	40,200	87,449
Income tax benefit, net of equity method income taxes	(43,879)	(21,316)	(20,147)
Depreciation and amortization (1)	78,244	72,127	98,258
EBITDA	(15,296)	(57,818)	190,755
EBITDA adjustments related to discontinued operations	-	17,703	33,897
Proportional share of EBITDA adjustments to equity method investees	7,093	4,974	1,128
Loss (gain) on sale of assets, net (2)	20,860	(4,799)	(150,351)
Noncash goodwill impairment	24,091	-	-
Adjusted EBITDA	$36,748	$(39,940)	$75,429

(1)Excludes the amortization of operating lease right-of-use assets and amortization of debt issuance costs.

(2)Fiscal year 2019 includes gain reported in other income (expense).

The following table reconciles net income (loss) from continuing operations including noncontrolling interest to adjusted EBITDA by segment (in thousands):

	Year Ended December 31,
	2020	2019	2018
Adjusted EBITDA:
Ethanol production (1)	$(60,868)	$(114,494)	$(31,623)
Agribusiness and energy services	18,430	25,050	31,583
Food and ingredients	-	(76)	21,908
Partnership	54,907	54,853	69,399
Intersegment eliminations	(1,400)	1,188	(3,110)
Corporate activities (2)	(26,365)	(24,339)	102,598
EBITDA	(15,296)	(57,818)	190,755
EBITDA adjustments related to discontinued operations	-	17,703	33,897
Proportional share of EBITDA adjustments to equity method investees	7,093	4,974	1,128
Loss (gain) on sale of assets, net	20,860	(4,799)	(150,351)
Noncash goodwill impairment	24,091	-	-
Adjusted EBITDA	$36,748	$(39,940)	$75,429

(1)Fiscal year 2020 includes the goodwill impairment charge of $24.1 million and $3.9 million pretax loss on sale of assets from the sale of the Hereford, Texas ethanol plant.

(2)Corporate activities for fiscal year 2020 include a goodwill impairment charge of $24.1 million, a $18.5 million pretax loss on sale of assets from the sale of the Hereford, Texas ethanol plant and the $1.5 million gain from sale of GPCC. Fiscal year 2019 includes a $4.8 million gain related to the sale of our 50% interest in JGP Energy Partners LLC. Fiscal year 2018 includes the $150.4 million gain on the sale of the Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants, as well as Fleischmann’s Vinegar during the fourth quarter.

Total assets by segment are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Total assets (1):
Ethanol production	$852,959	$884,293
Agribusiness and energy services	426,724	410,400
Partnership	91,205	90,011
Corporate assets	228,074	324,280
Intersegment eliminations	(20,045)	(10,766)
	$1,578,917	$1,698,218

(1)Asset balances by segment exclude intercompany payable and receivable balances.

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Consolidated Results

Consolidated revenues decreased $493.5 million in 2020, compared with 2019 primarily due to lower production volumes of ethanol and distillers grains in our ethanol production segment and decreased trading revenues within our agribusiness and energy services segment.

Operating loss decreased $19.9 million and adjusted EBITDA increased $76.7 million in 2020, compared with 2019 primarily due to increased margins associated with the sales of industrial-grade alcohol and Ultra-High Protein feed, offset by the pretax write-off of the goodwill in the ethanol production segment and loss on sale of assets, net during fiscal year 2020. Interest expense decreased $0.2 million in 2020, compared with 2019 primarily due to lower interest rates. Income tax benefit was $50.4 million in 2020, compared to $21.3 million in 2019. The change in income tax benefit is primarily due to the carry back of a tax NOL generated in 2019 to the 2014 tax year under the newly enacted CARES Act of 2020, as well as the release of a valuation allowance recorded against the 2019 tax NOL and other deferred tax assets, while in 2019 we recorded a tax benefit due to a loss before income taxes, partially offset by the recognition of a $25.9 million valuation allowance against the company’s deferred tax assets.

The following discussion provides greater detail about our segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Year Ended December 31,
	2020	2019
Ethanol sold
(thousands of gallons)	793,743	856,623
Distillers grains sold
(thousands of equivalent dried tons)	2,054	2,234
Corn oil sold
(thousands of pounds)	213,818	212,071
Corn consumed
(thousands of bushels)	275,351	298,178

Revenues in the ethanol production segment decreased $198.1 million in 2020 compared with 2019 primarily due to lower production volumes of ethanol and distillers grains.

Cost of goods sold in the ethanol production segment decreased $283.8 million for 2020 compared with 2019 due to lower production volumes. Operating loss decreased $49.0 million and EBITDA decreased $53.6 million in 2020 compared with the 2019 primarily due to improved margins as well as increased sales of industrial-grade alcohol and Ultra-High Protein feed, offset by the pretax write-off of the goodwill and the loss on sale of assets, net during fiscal year 2020. Depreciation and amortization expense for the ethanol production segment was $68.0 million for 2020, compared with $63.1 million during 2019.

Agribusiness and Energy Services Segment

Revenues in the agribusiness and energy services segment decreased $291.6 million while operating income decreased $7.0 million and EBITDA decreased $6.6 million in 2020 compared with 2019. The decrease in revenues was primarily due to a decrease in ethanol and distillers grain trading activity, as well as lower average realized prices for ethanol. Operating income and EBITDA decreased primarily as a result of decreased margins during the first and second quarters.

Food and Ingredients Segment

The food and ingredients segment, which now represents food-grade corn oil production had no activity during fiscal year 2020.

Partnership Segment

Revenues generated from the partnership segment increased $1.0 million in 2020 compared with 2019. Storage and throughput service revenue increased $1.5 million due to an increase in the rate per gallon charged to Green Plains Trade beginning on July 1, 2020. Trucking and other revenue increased $0.4 million primarily due to an increase in volumes transported for Green Plains Trade. Railcar transportation services revenue increased $0.2 million primarily due to an increase in average volumetric capacity provided and the average capacity fee charged of $0.7 million, offset by a decrease in railcar sublease revenue of $0.5 million. Terminal services revenue decreased $1.1 million as a result of a reduction in fees associated with minimum volume commitments.

Operating income for the partnership segment decreased $0.2 million while EBITDA increased $0.1 million in 2020 compared to 2019 due to the changes in revenues discussed above, partially offset by an increase in operations and maintenance expenses of $0.5 million.

Intersegment Eliminations

Intersegment eliminations of revenues increased by $3.3 million for 2020 compared with 2019 due to increased storage and throughput fees paid to the partnership segment.

Corporate Activities

Operating loss increased by $19.4 million for 2020 compared with 2019, primarily due to the loss on sale of assets recorded during the fourth quarter of 2020.

Income Taxes

We recorded income tax benefit of $50.4 million for 2020 compared to $21.3 million in 2019. The change in income tax benefit is primarily due to the carry back of a tax NOL generated in 2019 to the 2014 tax year under the newly enacted CARES Act of 2020, as well the release of a valuation allowance recorded against the 2019 tax NOL and other deferred tax assets, while in 2019 we recorded a tax benefit due to a loss before income taxes, partially offset by the recognition of a $25.9 million valuation allowance against the company’s deferred tax assets. We increased the valuation allowance for our net deferred tax assets due to uncertainty that we will realize these assets in the future. The valuation allowance on deferred tax assets was recognized as a result of negative evidence, including cumulative losses in recent years, outweighing the more subjective positive evidence.

Net Income from Discontinued Operations

As previously discussed, we sold an aggregate 50% membership interest in GPCC to TGAM and StepStone during the third quarter of 2019. After closing, GPCC was no longer consolidated in our consolidated financial statements and the GPCC investment was accounted for using the equity method of accounting. GPCC results for all reported periods prior to its disposition are classified as discontinued operations. Net income from discontinued operations was $0.8 million in 2019.

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Consolidated Results

Consolidated revenues decreased $566.7 million in 2019, compared with 2018 primarily due to the disposition of three ethanol plants and the sale of Fleischmann’s Vinegar during the fourth quarter of 2018.

Operating income decreased $232.5 million and adjusted EBITDA decreased $115.4 million in 2019, compared with 2018 primarily due to lower volumes and decreased margins on ethanol production in 2019. Interest expense decreased $47.2 million in 2019, compared with 2018 primarily due to the repayment of the $500 million senior secured term loan during the fourth quarter of 2018 and the deconsolidation of GPCC and elimination of the related revolver in the third quarter of 2019. Income tax benefit was $21.3 million in 2019, compared to $20.1 million in 2018. The change in income tax benefit is primarily due to a loss before income taxes in 2019, partially offset by the recognition of a valuation allowance of $25.9 million against the company’s net deferred tax assets, while in 2018 we recorded the impact of R&D credits, net of FIN 48 reserves, of $19.8 million.

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

Income Taxes

We recorded income tax benefit of $21.3 million for 2019 compared to $20.1 million in 2018. The change in income tax benefit is primarily due to a loss before income taxes in 2019, partially offset by the recognition of a $25.9 million valuation allowance against the company’s net deferred tax assets, while in 2018 we recorded the impact of R&D credits, net of FIN 48 reserves, of $19.8 million. We increased the valuation allowance for our net deferred tax assets due to uncertainty that we will realize these assets in the future. The valuation allowance on deferred tax assets was recognized as a result of negative evidence, including cumulative losses in recent years, outweighing the more subjective positive evidence.

Net Income from Discontinued Operations

As previously discussed, we sold an aggregate 50% membership interest in GPCC to TGAM and StepStone during the third quarter of 2019. After closing, GPCC was no longer consolidated in our consolidated financial statements and the GPCC investment was accounted for using the equity method of accounting. GPCC results for all reported periods prior to its disposition are classified as discontinued operations. Net income from discontinued operations decreased by $10.7 million in 2019 primarily due to severe winter weather and abnormally negative basis during the first quarter of 2019.

Liquidity and Capital Resources

Our principal sources of liquidity include cash generated from operating activities and bank credit facilities. We fund our operating expenses and service debt primarily with operating cash flows. Capital resources for maintenance and growth expenditures are funded by a variety of sources, including cash generated from operating activities, borrowings under bank credit facilities, or issuance of senior notes or equity. Our ability to access capital markets for debt under reasonable terms depends on our financial condition, credit ratings and market conditions. We believe that our ability to obtain financing at reasonable rates and history of positive cash flow from operating activities, which have been positive for seven of the previous ten years, provide a solid foundation to meet our future liquidity and capital resource requirements.

On December 31, 2020, we had $233.9 million in cash and equivalents, excluding restricted cash, consisting of $180.7 million available to our parent company and the remainder at our subsidiaries. Additionally, we had $41.0 million in restricted cash at December 31, 2020. We also had $332.0 million available under our committed revolving credit agreements and delayed draw term loan, including $5.0 million available under the partnership’s credit facility, some of which were subject to restrictions or other lending conditions. Funds held by our subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At December 31, 2020, our subsidiaries had approximately $77.7 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities.

Net cash provided by operating activities of continuing operations was $98.9 million in 2020 compared with net cash used in operating activities of continuing operations of $27.0 million in 2019. Operating activities compared to the prior year were primarily affected by the decrease in operating loss, distributions from equity method investments, goodwill impairment and the loss on disposal of assets during fiscal year 2020. Net cash used in investing activities of continuing operations was $11.5 million in 2020, compared to net cash provided by investing activities of continuing operations of $34.8 million in 2019 due primarily to an increase in capital expenditures during fiscal year 2020. Net cash used in financing activities of continued operations was $82.5 million in 2020, compared to $18.9 million in 2019 primarily due to an increase in debt repayments offset by lower repurchases of common stock during fiscal year 2020.

Additionally, Green Plains Trade, Green Plains Grain and Green Plains Commodity Management use revolving credit facilities to finance working capital requirements. We frequently draw from and repay these facilities which results in significant cash movements reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

We incurred capital expenditures of $111.8 million in 2020 primarily for high-protein expansion projects at our Shenandoah and Wood River biorefineries, Project 24 operating expense reduction and for various maintenance projects. The current projected estimate for capital spending for 2021 is approximately $200 million to $225 million, which is subject to review prior to the initiation of any project. The estimate includes additional expenditures for our high-protein and Project 24 initiatives, as well as expenditures for various other maintenance projects, and is expected to be financed with cash proceeds from recent dispositions, available borrowings under our credit facilities and notes and cash provided by operating activities.

Our business is highly sensitive to the price of commodities, particularly for corn, ethanol, distillers grains, corn oil and natural gas. We use derivative financial instruments to reduce the market risk associated with fluctuations in commodity prices. Sudden changes in commodity prices may require cash deposits with brokers for margin calls or significant liquidity with little advanced notice to meet margin calls, depending on our open derivative positions. On December 31, 2020, we had $29.8 million in margin deposits for broker margin requirements included in the balance of restricted cash. We continuously monitor our exposure to margin calls and believe we will continue to maintain adequate liquidity to cover margin calls from our operating results and borrowings.

On June 18, 2019, we announced that our board of directors decided to suspend future quarterly cash dividends following the June 14, 2019 dividend payment, in order to retain and redirect cash flow to our Project 24 operating expense equalization plan, the deployment of high-protein technology and our stock repurchase program.

Our board of directors authorized a share repurchase program of up to $200.0 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. During 2020, we purchased a total of 880,979 shares of common stock for approximately $11.5 million. As of December 31, 2020, we have repurchased 7,396,936 of common stock for approximately $92.8 million under the program.

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

We believe we have sufficient working capital for our existing operations. Additionally, subsequent to December 31, 2020, we closed on a $125 million, 5-year mezzanine note facility with BlackRock. Furthermore, our liquidity position is expected to improve as a result of the sale of the ethanol plant located in Ord, Nebraska, announced in January 2021, which is expected to close within 45 days. A continued sustained period of unprofitable operations, however, may strain our liquidity. We may sell additional assets or equity or borrow capital to improve or preserve our liquidity, expand our business or acquire businesses. We cannot provide assurance that we will be able to secure funding necessary for additional working capital or these projects at reasonable terms, if at all.

Debt

We were in compliance with our debt covenants at December 31, 2020. Based on our forecasts, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.

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

Corporate Activities

In 2019, we issued $115.0 million of 4.00% convertible senior notes due in 2024, or the 4.00% notes. The 4.00% notes are senior, unsecured obligations, with interest payable on January 1 and July 1 of each year, beginning January 1, 2020, at a rate of 4.00% per annum. The initial conversion rate will be 64.1540 shares of our common stock per $1,000 principal amount of the 4.00% notes, which is equivalent to an initial conversion price of approximately $15.59 per share of our common stock. The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our calling the 4.00% notes for redemption. We may settle the 4.00% notes in cash, common stock or a combination of cash and common stock. At December 31, 2020, the outstanding principal balance was $89.1 million on the 4.00% notes.

In August 2016, we issued $170.0 million of 4.125% convertible senior notes due in 2022, or 4.125% notes, which are senior, unsecured obligations with interest payable on March 1 and September 1 of each year. Prior to March 1, 2022, the 4.125% notes are not convertible unless certain conditions are satisfied. The initial conversion rate is 35.7143 shares of common stock per $1,000 of principal which is equal to a conversion price of approximately $28.00 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, including when the quarterly cash dividend exceeds $0.12 per share. We may settle the 4.125% notes in cash, common stock or a combination of cash and common stock. At December 31, 2020, the outstanding principal balance was $156.4 million on the 4.125% notes.

Agribusiness and Energy Services Segment

Green Plains Trade has a $300.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in July of 2022. This facility can be increased by up to $70.0 million with agent approval. Advances are subject to variable interest rates equal to a daily LIBOR rate plus 2.25% or the base rate plus 1.25%. The unused portion of the credit facility is also subject to a commitment fee of 0.375% per annum. At December 31, 2020, the outstanding principal balance was $79.3 million on the facility and the interest rate was 2.43%.

Green Plains Grain has a $100.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in June of 2022. This facility can be increased by an additional $75.0 million with agent approval and up to $50.0 million for seasonal borrowings. Total commitments outstanding under the facility cannot exceed $225.0 million. At December 31, 2020, the outstanding principal balance was $38.7 million and the interest rate was 3.65%.

Green Plains Grain has short-term inventory financing agreements with a financial institution with a maximum commitment of up to $50.0 million, which matures June 2022. Green Plains Grain has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. Green Plains Grain had no short-term notes payable related to these inventory financing agreements as of December 31, 2020.

Green Plains Commodity Management has an uncommitted $30.0 million revolving credit facility. The revolving credit facility, which matures April 30, 2023, is used to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to LIBOR plus 1.75%. At December 31, 2020, the outstanding principal balance was $21.7 million and the interest rate was 1.85%.

Ethanol Production Segment

On September 3, 2020, Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of the company, entered into a $75.0 million delayed draw loan agreement, which matures on September 1, 2035. At December 31, 2020, the outstanding principal balance was $30.0 million on the loan and the interest rate was 6.52%. The loan is guaranteed by the company and has certain limitations on distributions, dividends or loans to Green Plains by Wood River and Shenandoah unless immediately after giving effect to such action, there will not exist any event of default.

We also have small equipment financing loans, capital leases on equipment or facilities, and other forms of debt financing.

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a credit facility to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The credit facility was amended on June 4, 2020, decreasing the size of the facility from $200.0 million to $135.0 million. The amended credit facility includes a $130.0 million term loan and a $5.0 million revolving credit facility which matures on December 31, 2021. Payments of $30.0 million were made on the term loan principal during fiscal year 2020 including the proceeds of $10.0 million related to the sale of the Hereford, Texas ethanol plant. As of December 31, 2020, no additional prepayments on the term loan were required or paid. The term loan requires monthly principal payments of $2.5 million, with a step up to monthly payments of $3.2 million beginning May 15, 2021 through maturity. As of December 31, 2020, the term loan had a balance of $100.0 million and an interest rate of 6.00%, and there were no outstanding swing line loans.

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

While the partnership has not yet renegotiated the credit facility or secured additional funding necessary to repay the loan, the partnership believes it is probable that it will source appropriate funding given the partnership’s consistent and stable fee-based cash flows, ongoing profitability, low leverage and history of obtaining financing on reasonable commercial terms. In the unlikely scenario that the partnership is unable to refinance its debt with the lenders prior to its maturity, the partnership will consider other financing sources, including but not limited to, the restructuring or issuance of new debt with a different lending group, the issuance of additional partnership units, other strategic actions to extinguish the debt, or support from the company.

Refer to Note 12 – Debt included as part of the notes to consolidated financial statements for more information about our debt.

Contractual Obligations

Contractual obligations as of December 31, 2020 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term and short-term debt obligations (1)	$571,744	$241,121	$173,646	$118,623	$38,354
Interest and fees on debt obligations (2)	66,675	23,651	19,601	7,468	15,955
Operating lease obligations (3)	75,996	17,303	27,000	16,343	15,350
Other	24,224	4,644	5,171	6,865	7,544
Purchase obligations
Forward grain purchase contracts (4)	190,541	188,004	1,890	647	-
Other commodity purchase contracts (5)	112,284	85,768	21,258	5,258	-
Other	521	357	138	26	-
Total contractual obligations	$1,041,985	$560,848	$248,704	$155,230	$77,203

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

(3)Operating lease costs are primarily for railcars, land and office space and exclude leases not yet commenced with undiscounted future lease payments of approximately $6.5 million.

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

Interest Rate Risk

We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or LIBOR. A 10% increase in interest rates would affect our interest cost by approximately $0.9 million per year. At December 31, 2020, we had $526.2 million in debt, $237.4 million of which had variable interest rates.

Refer to Note 12 – Debt included as part of the notes to consolidated financial statements for more information about our debt.

Commodity Price Risk

Our business is highly sensitive to commodity price risk, particularly for ethanol, corn, distillers grains, corn oil and natural gas. Ethanol prices are sensitive to world crude oil supply and demand, the price of crude oil, gasoline, corn, the price of substitute fuels, refining capacity and utilization, government regulation and consumer demand for alternative fuels. Corn prices are affected by weather conditions, yield, changes in domestic and global supply and demand, and government programs and policies. Distillers grains prices are impacted by livestock numbers on feed, prices for feed alternatives and supply, which is associated with ethanol plant production. Natural gas prices are influenced by severe weather in the summer and winter and hurricanes in the spring, summer and fall. Other factors include North American energy exploration and production, and the amount of natural gas in underground storage during injection and withdrawal seasons.

To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, corn oil and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. For the year ended December 31, 2020, revenues included net losses of $5.3 million and cost of goods sold included net gains of $27.0 million associated with derivative instruments.

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

Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on December 31, 2020, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	1,023,000	Gallons	$100,273
Corn	354,000	Bushels	$122,275
Distillers grains	2,500	Tons (2)	$35,296
Corn Oil	276,000	Pounds	$6,320
Natural gas	29,400	MMBTU	$4,396

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $0.2 million for grain at December 31, 2020. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $18 thousand.

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

Under the supervision of and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Under the supervision and participation of our chief executive officer and chief financial officer, management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2020, based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We completed the acquisition of Fluid Quip Technologies, LLC during fiscal year 2020. Our management excluded from its assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2020, the acquired businesses’ internal control over financial reporting associated with the acquired assets which represent approximately 3% of the company’s consolidated total assets and approximately 0% of the company’s consolidated total revenues as of and for the year ended December 31, 2020. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2020, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. We have not identified any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Green Plains Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Green Plains Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2021 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Fluid Quip Technologies, LLC during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, Fluid Quip Technologies, LLC’s internal control over financial reporting associated with total assets of 3% and total revenues of 0% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Fluid Quip Technologies, LLC.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 16, 2021

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in our Proxy Statement for the 2021 Annual Meeting of Stockholders (“Proxy Statement”) under “Corporate Governance,” “Proposal 1 – Election of Directors,” “Our Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference.

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

2.4

Asset Purchase Agreement, dated as of April 25, 2017, by and among Green Plains Cattle Company LLC, and Cargill Cattle Feeders, LLC. (incorporated herein by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K dated April 26, 2017)

2.5

Stock Purchase Agreement among Green Plains Inc., Green Plains II LLC and Kerry Holding Co. dated October 23, 2018. (The schedules to the Stock Purchase Agreement have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 2.1 of the company’s Current Report on Form 8-K filed October 25, 2018)

2.6

Securities Purchase Agreement, dated as of September 6, 2019, by and among Green Plains Inc., Green Plains Cattle Company LLC, TGAM Agribusiness Fund Holdings-B LP, and StepStone Atlantic Fund, L.P. (Certain schedules to the Securities Purchase Agreement have been omitted. The company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 2.1 of the company’s Current Report on Form 8-K filed September 9, 2019)

2.7

Second Amended and Restated Limited Liability Company Agreement of Green Plains Cattle Company LLC, dated September 6, 2019 (Certain schedules to the Second Amended and Restated Limited Liability Company Agreement have been omitted. The company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed September 9, 2019)

2.8

Securities Purchase Agreement, dated as of October 9, 2020, by and among Green Plains Inc., Green Plains Cattle Company LLC, AGR Special Opportunities Fund I, LP, TGAM Agribusiness Fund LP, and StepStone Atlantic Fund, LP (incorporated herein by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K filed on October 13, 2020) (Certain schedules to the Securities Purchase Agreement have been omitted. The company will furnish such schedules to the SEC upon request)

2.9(a)

Asset Purchase Agreement among Hereford Ethanol Partners, L.P. and Green Plains Hereford LLC, dated December 11, 2020. (The schedules to the Asset Purchase Agreement have been omitted. The Company will furnish such schedules to the SEC upon request.)

2.9(b)

Asset Purchase Agreement, dated December 14, 2020, by and among Green Plains Partners LP, Green Plains Holdings LLC, Green Plains Operating Company LLC, Green Plains Ethanol Storage LLC, Green Plains Logistics LLC, Green Plains Inc., Green Plains Trade Group LLC and Green Plains Hereford LLC. (incorporated herein by reference to Exhibit 2.2 to the company’s Current Report on Form 8-K filed on December 15, 2020)

2.10 (a)

Asset Purchase Agreement, dated January 25, 2021, by and among Green Plains Partners LP, Green Plains Holdings LLC, Green Plains Operating Company LLC, Green Plains Ethanol Storage LLC, Green Plains Logistics LLC, Green Plains Inc., Green Plains Trade Group LLC and Green Plains Ord LLC. (incorporated herein by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K filed on January 27, 2021)

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

3.2	Third Amended and Restated Bylaws of Green Plains Inc., dated October 1, 2020 (incorporated herein by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on October 5, 2020)
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

4.3

Indenture relating to the 3.25% Convertible Senior Notes due 2019, dated as of August 14, 2018, between Green Plains Inc. and Wilmington Trust, National Association, as trustee (including therein Form of 3.25% Convertible Senior Notes Due 2019) (incorporated herein by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed August 14, 2018)

4.4

Indenture relating to the 4.00% Convertible Senior Notes due 2024, dated as of June 21, 2019, between Green Plains Inc. and Wilmington Trust, National Association, including the form of Global Note attached as Exhibit A thereto (incorporated herein by reference to Exhibit 4.1 of the company’s Current Report on Form 8-K filed on June 21, 2019)

4.5	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated herein by reference to Exhibit 4.7 of the company’s Annual Report on Form 10-K filed February 20, 2020)
*10.1	2007 Equity Incentive Plan (incorporated herein by reference to Appendix A of the company’s Definitive Proxy Statement filed March 27, 2007)

10.2	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.53 of the company’s Registration Statement on Form S-4/A filed August 1, 2008)
*10.3(a)	Employment Agreement with Todd Becker (incorporated herein by reference to Exhibit 10.54 of the company’s Registration Statement on Form S-4/A filed August 1, 2008)
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

*10.4(g)	Amended Form of Restricted Stock Award agreement for 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.53 of the company’s Quarterly Report on Form 10-Q filed on May 7, 2018)
*10.4(h)	Form of Deferred Stock Unit Award Agreement for 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.19(d) of the company’s Annual Report on Form 10-K filed February 24, 2010)
*10.4(i)	Form of Performance Share Unit Award agreement for 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.54 of the company’s Quarterly Report on Form 10-Q filed on May 7, 2018)
*10.4(j)	2019 Equity Incentive Plan (incorporated herein by reference to Appendix A of the company’s Definitive Proxy Statement filed March 28, 2019)
*10.4(k)	Amendment No. 1 to the 2019 Equity Incentive Plan (incorporated herein by reference to Appendix A of the company’s Definitive Proxy Statement filed March 26, 2020)
10.5(a)

Second Amended and Restated Revolving Credit and Security Agreement dated April 26, 2013 by and among Green Plains Trade Group LLC and PNC Bank, National Association (as Lender and Agent) (incorporated herein by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.5(b)

Third Amended and Restated Revolving Credit and Security Agreement dated November 26, 2014 by and among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association (as Lender and Agent) (incorporated herein by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed December 2, 2014)

10.5(c)

Fourth Amended and Restated Revolving Credit and Security Agreement dated July 28, 2017, among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association as Lender and Agent (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated July 31, 2017)

10.5(d)

First Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of August 29, 2017, among Green Plains Trade Group LLC and PNC Bank, National Association, as agent, and the lenders party to the Credit and Security Agreement (incorporated herein by reference to Exhibit 10.4(a) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.5(e)

Second Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of March 15, 2018, by and among Green Plains Trade Group LLC and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q dated May 7, 2018)

10.5(f)

Third Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of November 27, 2019, by and among Green Plains Trade Group LLC and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.5(f) of the company’s Annual Report on Form 10-K filed February 20, 2020)

10.5(g)

Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and Citibank, N.A. (incorporated herein by reference to Exhibit 10.2(b) of the company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.5(h)

Revolving Credit Note dated April 26, 2013 by and among Green Plains Trade Group LLC and BMO Harris Bank N.A. (incorporated herein by reference to Exhibit 10.2(c) of the company’s Quarterly Report on Form 10-Q filed May 2, 2013)

10.5(i)

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

*10.11	Employment Agreement with Michelle S. Mapes (incorporated herein by reference to Exhibit 10.12 of the company’s Annual Report on Form 10-K filed February 20, 2020)
10.12

Amended and Restated Credit Agreement, dated as of August 28, 2019, by and among Green Plains Cattle Company LLC, Bank of the West and ING Capital LLC, as Joint Administrative Agents, and the lenders party to the Credit Agreement (Certain schedules to the Amended and Restated Credit Agreement have been omitted. The company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.3 of the company’s Current Report on Form 8-K filed September 9, 2019)

10.13

Contribution, Conveyance and Assumption Agreement, dated July 1, 2015, by and among Green Plains Inc., Green Plains Obion LLC, Green Plains Trucking LLC, Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.14(a)

Omnibus Agreement, dated July 1, 2015, by and among Green Plains Inc., Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.14(b)

First Amendment to the Omnibus Agreement, dated January 1, 2016, by and among Green Plains Inc., Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (incorporated herein by reference to Exhibit 10.22(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.14(c)

Second Amendment to the Omnibus Agreement, dated September 23, 2016, by and among Green Plains Inc., Green Plains Partners LP, Green Plains Holdings LLC and Green Plains Operating Company LLC (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated September 26, 2016)

10.14(d)

Third Amendment to the Omnibus Agreement, dated November 15, 2018, by and among Green Plains Inc., Green Plains Partners LP, Green Plains Holdings LLC and Green Plains Operating Company LLC (incorporated herein by reference to Exhibit 10.18(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.15(a)

Operational Services and Secondment Agreement, dated July 1, 2015, by and between Green Plains Inc. and Green Plains Holdings LLC (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.15(b)

Amendment No. 1 to the Operational Services and Secondment Agreement, dated January 1, 2016, by and between Green Plains Inc. and Green Plains Holdings LLC (incorporated herein by reference to Exhibit 10.23(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.15(c)

Amendment No. 2 to Operational Services and Secondment Agreement, dated September 23, 2016, between Green Plains Inc. and Green Plains Holdings LLC (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated September 26, 2016)

10.15(d)

Amendment No. 3 to Operational Services and Secondment Agreement, dated November 15, 2018, between Green Plains Inc. and Green Plains Holdings LLC (incorporated herein by reference to Exhibit 10.19(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.15(e)

Amendment No. 4 to Operational Services and Secondment Agreement, dated December 28, 2020, between Green Plains Inc. and Green Plains Holdings LLC (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed December 28, 2020)

10.16(a)

Rail Transportation Services Agreement, dated July 1, 2015, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.16(b)

Amendment No. 1 to Rail Transportation Services Agreement, dated September 1, 2015, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.16(c)

Correction to Rail Transportation Services Agreement, dated May 12, 2016, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.16(d)	Amendment No. 2 to Rail Transportation Services Agreement, dated November 30, 2016 (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated December 1, 2016)
10.16(e)

Amendment No. 3 to Rail Transportation Services Agreement, dated November 15, 2018 (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated November 15, 2018)

10.16(f)

Corrective Amendment to Rail Transportation Services Agreement, dated November 15, 2018, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.20(f) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.16(g)	Amendment No. 4 to Rail Transportation Services Agreement, dated December 28, 2020 (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated December 28, 2020
10.17(a)

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

10.17(d)

Amendment No. 2 to Ethanol Storage and Throughput Agreement, dated September 23, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated September 26, 2016)

10.17(e)

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

10.17(f)

Amendment No. 4 to Ethanol Storage and Throughput Agreement, dated December 28, 2020, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated December 28, 2020)

10.18(a)

Credit Agreement, dated July 1, 2015, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.18(b)

First Amendment to Credit Agreement, dated September 16, 2016 by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.22(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.18(c)

Incremental Joinder Agreement, dated October 27, 2017, among Green Plains Operating Company LLC and Bank of America, as Administrative (incorporated herein by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q dated November 2, 2017)

10.18(d)

Second Amendment to Credit Agreement, dated February 16, 2018 by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.22(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.18(e)

Incremental Joinder Agreement, dated February 20, 2018, among Green Plains Operating Company LLC and Bank of America, as Administrative (incorporated herein by reference to Exhibit 10.22(e) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.18(f)

Third Amendment to Credit Agreement, dated October 12, 2018 by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.22(f) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.18(g)

Consent to Credit Agreement, dated July 15, 2019, by and among Green Plains Operating Company LLC and Bank of America, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q dated August 6, 2019)

10.18(h)

Fourth Amendment to Credit Agreement, dated June 4, 2020, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A. and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on June 4, 2020)

10.19

Second Amendment to Term Loan Agreement, dated July 13, 2018, among Green Plains Inc. and BNP Paribas, as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q dated August 2, 2018)

10.20

Partial Release of Security Interest, dated as of April 30, 2018, by and among Green Plains Inc., its subsidiaries and BNP Paribas, as collateral agent (incorporated herein by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q dated May 7, 2018)

10.21(a)

Revolving Credit Facility, dated as of April 30, 2018, by and among Green Plains Commodity Management LLC and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q dated May 7, 2018)

10.21(b)

Amendment to Revolving Credit Facility, dated as of June 18, 2019, by and among Green Plains Commodity Management LLC and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.24(b) of the company’s Annual Report on Form 10-K filed February 20, 2020)

10.22

Promissory Note between Green Plains Inc. and StepStone Atlantic Fund, L.P., dated September 6, 2019 (incorporated herein by reference to Exhibit 10.2 of the company’s Current Report on Form 8-K filed September 9, 2019)

10.23(a)

Loan Agreement dated September 3, 2020 by and among Green Plains Wood River LLC and Green Plains Shenandoah LLC, as the Borrowers, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.23(b)

Delayed Draw Term Promissory Note dated September 3, 2020 by and among Green Plains Wood River LLC and Green Plains Shenandoah LLC, as the Borrowers, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.23(c)

Loan Guaranty Agreement dated September 3, 2020 by and among Green Plains Inc, as the Guarantor, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.23(d)

Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated September 3, 2020 by and among Green Plains Wood River LLC, as the Trustor, and MetLife Real Estate Lending LLC, as the Beneficiary (incorporated herein by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.23(e)

Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated September 3, 2020 by and among Green Plains Shenandoah LLC, as the Borrower, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.24(a)

Note Purchase Agreement dated February 9, 2021 by and among Green Plains SPE LLC, as the Issuer, Green Plains Inc., as Guarantor, and Purchasers signatory thereto. (The schedules to the Note Purchase Agreement have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.24(b)

Pledge and Security Agreement dated February 9, 2021 by and among Green Plains SPE LLC, as the Pledgor, in favor of Wilmington Trust, National Association, as Trustee. (The schedules to the Pledge and Security Agreement have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.24(c)

Indenture dated February 9, 2021 by Green Plains SPE LLC, as Issuer, Green Plains Inc., as Guarantor and Wilmington Trust, National Association, as Trustee. (The schedules to the Indenture have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.24(d)

First Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from Green Plains Mount Vernon LLC, as Mortgagor and Wilmington Trust, National Association, as Mortgagee. (incorporated herein by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.24(e)

First Priority Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement from Green Plains Obion LLC, as Mortgagor and Wilmington Trust, National Association, as Mortgagee. (incorporated herein by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed on February 12, 2021)

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
101

The following information from Green Plains Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements and Financial Statement Schedule.

104	The cover page from Green Plains Inc. Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL _______________________________________________________

* Represents management compensatory contracts

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

c

Date: February 16, 2021	GREEN PLAINS INC (Registrant) By: /s/ Todd A. Becker Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer	February 16, 2021
Todd A. Becker	(Principal Executive Officer) and Director

/s/ G. Patrich Simpkins Jr.	Chief Financial Officer (Principal Financial	February 16, 2021
G. Patrich Simpkins Jr.	Officer and Principal Accounting Officer)

/s/ Wayne B. Hoovestol	Chairman of the Board	February 16, 2021
Wayne B. Hoovestol

/s/ Jim Anderson	Director	February 16, 2021
Jim Anderson

/s/ James F. Crowley	Director	February 16, 2021
James F. Crowley

/s/ S. Eugene Edwards	Director	February 16, 2021
S. Eugene Edwards

/s/ Gordon F. Glade	Director	February 16, 2021
Gordon F. Glade

/s/ Ejnar A. Knudsen III	Director	February 16, 2021
Ejnar A. Knudsen III

/s/ Thomas L. Manuel	Director	February 16, 2021
Thomas L. Manuel

/s/ Brian D. Peterson	Director	February 16, 2021
Brian D. Peterson

/s/ Alain Treuer	Director	February 16, 2021
Alain Treuer

/s/ Kimberly Wagner	Director	February 16, 2021
Kimberly Wagner

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Green Plains Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Green Plains Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 18 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASC Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of physical delivery contracts

As discussed in Note 2 to the consolidated financial statements, the Company records physical delivery contracts that do not meet the normal purchase or sale criteria at fair value. The Company estimates a fair value based on exchange-quoted prices, adjusted as appropriate for regional location basis values, which represent differences in local markets including transportation as well as quality or grade differences. Basis values are generally determined using inputs from broker quotations or market transactions. As of December 31, 2020, the recorded balances of the Company’s derivative assets and liabilities associated with physical delivery contracts were $22.0 million and $11.0 million, respectively, and are classified as Level 2 assets and liabilities within Note 6.

We identified the assessment of the valuation of physical delivery contracts as a critical audit matter. Specifically, auditing the valuation of physical delivery contracts, which includes assumptions related to exchange-quoted prices and adjustments for regional location basis values, is complex due to the judgment involved in determining the fair value.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls related to the valuation of physical delivery contracts. To assess the valuation of physical delivery contracts, for a sample of contracts, we:

●tested the Company’s exchange-quoted price by comparing the amount used to observable market transactions

●evaluated the Company’s adjustments for regional location basis values by comparing inputs used by the Company to third-party information, including broker quotations or market transactions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Omaha, Nebraska
February 16, 2021

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$233,860	$245,977
Restricted cash	40,950	23,919
Accounts receivable, net of allowances of $143 and $166, respectively	55,568	107,183
Income taxes receivable	661	6,216
Inventories	269,491	252,992
Prepaid expenses and other	16,531	13,685
Derivative financial instruments	25,292	17,941
Total current assets	642,353	667,913
Property and equipment, net	801,690	827,271
Operating lease right-of-use assets	61,883	52,476
Investment in equity method investees	3,994	68,998
Other assets	68,997	81,560
Total assets	$1,578,917	$1,698,218

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$140,058	$156,693
Accrued and other liabilities	38,471	39,384
Derivative financial instruments	20,265	8,721
Operating lease current liabilities	14,902	16,626
Short-term notes payable and other borrowings	140,808	187,812
Current maturities of long-term debt	98,052	132,555
Total current liabilities	452,556	541,791
Long-term debt	287,299	243,990
Operating lease long-term liabilities	49,549	38,314
Other liabilities	12,849	8,837
Total liabilities	802,253	832,932

Commitments and contingencies (Note 18)

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,470,505 and 46,964,115 shares issued, and 35,657,344 and 36,031,933 shares outstanding, respectively	47	47
Additional paid-in capital	740,889	734,580
Retained earnings	39,375	148,150
Accumulated other comprehensive loss	(2,172)	(11,064)
Treasury stock, 11,813,161 and 10,932,182 shares, respectively	(131,287)	(119,808)
Total Green Plains stockholders' equity	646,852	751,905
Noncontrolling interests	129,812	113,381
Total stockholders' equity	776,664	865,286
Total liabilities and stockholders' equity	$1,578,917	$1,698,218

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues
Product revenues	$1,918,884	$2,410,382	$2,977,451
Service revenues	4,835	6,856	6,481
Total revenues	1,923,719	2,417,238	2,983,932

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	1,812,163	2,384,947	2,806,968
Operations and maintenance expenses	26,125	25,657	30,844
Selling, general and administrative expenses	84,932	77,077	108,259
Loss (gain) on sale of assets, net	20,860	-	(150,351)
Goodwill impairment	24,091	-	-
Depreciation and amortization expenses	78,244	72,127	98,258
Total costs and expenses	2,046,415	2,559,808	2,893,978
Operating income (loss) from continuing operations	(122,696)	(142,570)	89,954

Other income (expense)
Interest income	659	4,333	2,961
Interest expense	(39,993)	(40,200)	(87,449)
Other, net	900	5,495	178
Total other expense	(38,434)	(30,372)	(84,310)
Income (loss) from continuing operations before income taxes and income (loss) from equity method investees	(161,130)	(172,942)	5,644
Income tax benefit	50,383	21,316	20,147
Income (loss) from equity method investees, net of income taxes	21,093	2,797	(596)
Net income (loss) from continuing operations including noncontrolling interest	(89,654)	(148,829)	25,195
Net income from discontinued operations, net of income taxes	-	829	11,539
Net income (loss)	(89,654)	(148,000)	36,734
Net income attributable to noncontrolling interests	19,121	18,860	20,811
Net income (loss) attributable to Green Plains	$(108,775)	$(166,860)	$15,923

Earnings (loss) per share - basic and diluted
Net income (loss) from continuing operations	$(3.14)	$(4.40)	$0.11
Net income from discontinued operations	-	0.02	0.28
Net income (loss) attributable to Green Plains	$(3.14)	$(4.38)	$0.39

Weighted average shares outstanding:
Basic	34,631	38,111	40,320
Diluted	34,631	38,111	41,254

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(89,654)	$(148,000)	$36,734
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during the period, net of tax benefit (expense) of $257, ($14,431) and $2,854, respectively	(768)	55,973	(6,788)
Reclassification of realized losses (gains) on derivatives, net of tax expense (benefit) of $857, $10,002 and ($2,887), respectively	(2,566)	(38,795)	6,669
Other comprehensive income (loss), net of tax	(3,334)	17,178	(119)
Share of equity method investees other comprehensive gain (loss) arising during the period, net of tax benefit (expense) of ($3,929), $3,929 and $0, respectively	12,226	(12,226)	-
Total other comprehensive income (loss), net of tax	8,892	4,952	(119)
Comprehensive income (loss)	(80,762)	(143,048)	36,615
Comprehensive income attributable to noncontrolling interests	19,121	18,860	20,811
Comprehensive income (loss) attributable to Green Plains	$(99,883)	$(161,908)	$15,804

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

								Total
	Common		Additional		Accum. Other			Green Plains	Non-	Total
	Stock		Paid-in	Retained	Comp. Income	Treasury Stock		Stockholders'	Control.	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity	Interests	Equity
Balance, December 31, 2017	46,410	$46	$685,019	$325,411	$(13,110)	5,326	$(55,184)	$942,182	$116,954	$1,059,136
Reclassification of certain tax effects from other comprehensive loss (Note 1)	-	-	-	2,787	(2,787)	-	-	-	-	-
Balance, January 1, 2018	46,410	46	685,019	328,198	(15,897)	5,326	(55,184)	942,182	116,954	1,059,136
Net income	-	-	-	15,923	-	-	-	15,923	20,811	36,734
Cash dividends and distributions declared	-	-	-	(19,393)	-	-	-	(19,393)	(21,872)	(41,265)
Other comprehensive loss before reclassification	-	-	-	-	(6,788)	-	-	-	-	-
Amounts reclassified from accum. other comp. loss	-	-	-	-	6,669	-	-	-	-	-
Other comp. loss, net of tax	-	-	-	-	(119)	-	-	(119)	-	(119)
Repurchase of common stock	-	-	-	-	-	210	(2,979)	(2,979)	-	(2,979)
Modification of 3.25% convertible notes due 2019	-	-	3,480	-	-	-	-	3,480	-	3,480
Exchange of 3.25% convertible notes due 2018	-	-	-	-	-	-	1	1	-	1
Stock-based compensation	213	1	7,573	-	-	-	-	7,574	277	7,851
Stock options exercised	15	-	150	-	-	-	-	150	-	150
Balance, December 31, 2018	46,638	47	696,222	324,728	(16,016)	5,536	(58,162)	946,819	116,170	1,062,989
Net income (loss)	-	-	-	(166,860)	-	-	-	(166,860)	18,860	(148,000)
Cash dividends and distributions declared	-	-	-	(9,718)	-	-	-	(9,718)	(21,968)	(31,686)
Other comp. income before reclassification	-	-	-	-	55,973	-	-	-	-	-
Amounts reclassified from accum. other comp. loss	-	-	-	-	(38,795)	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-	17,178	-	-	17,178	-	17,178
Share of equity method investees other comprehensive loss arising during the period, net of tax	-	-	-	-	(12,226)	-	-	(12,226)	-	(12,226)
Proceeds from disgorgement of shareholders short-swing profits, net of tax	-	-	5,054	-	-	-	-	5,054	-	5,054
Issuance of 4.00% convertible notes due 2024, net of tax	-	-	24,928	-	-	-	-	24,928	-	24,928
Settlements of 3.25% convertible notes due 2019, net of tax	-	-	(271)	-	-	-	-	(271)	-	(271)
Repurchase of common stock	-	-	-	-	-	5,396	(61,646)	(61,646)	-	(61,646)
Stock-based compensation	207	-	7,052	-	-	-	-	7,052	319	7,371
Stock options exercised	119	-	1,595	-	-	-	-	1,595	-	1,595
Balance, December 31, 2019	46,964	47	734,580	148,150	(11,064)	10,932	(119,808)	751,905	113,381	865,286
Net income (loss)	-	-	-	(108,775)	-	-	-	(108,775)	19,121	(89,654)
Cash dividends and distributions declared	-	-	-	-	-	-	-	-	(9,675)	(9,675)
Other comprehensive loss before reclassification	-	-	-	-	(768)	-	-	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-	(2,566)	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-	(3,334)	-	-	(3,334)	-	(3,334)
Share of equity method investees other comprehensive loss arising during the period, net of tax	-	-	-	-	12,226	-	-	12,226	-	12,226
Acquisition of FQT	-	-	-	-	-	-	-	-	6,667	6,667
Repurchase of common stock	-	-	-	-	-	881	(11,479)	(11,479)	-	(11,479)
Stock-based compensation	507	-	6,309	-	-	-	-	6,309	318	6,627
Balance, December 31, 2020	47,471	$47	$740,889	$39,375	$(2,172)	11,813	$(131,287)	$646,852	$129,812	$776,664

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss) from continuing operations including noncontrolling interest	$(89,654)	$(148,829)	$25,195
Net income from discontinued operations, net of income taxes	-	829	11,539
Net income (loss)	(89,654)	(148,000)	36,734
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	78,244	72,127	98,258
Amortization of debt issuance costs and debt discount	22,500	20,364	13,277
Loss (gain) on the disposal of assets, net	21,464	(3,680)	(150,351)
Goodwill impairment	24,091	-	-
Write-off of deferred financing fees related to extinguishment of debt	-	-	13,178
Deferred income taxes	(13,336)	(17,252)	(24,484)
Stock-based compensation	7,915	9,692	11,420
Loss (income) from equity method investees, net of income taxes	(21,093)	(2,797)	596
Distribution from equity method investees, net of income taxes	27,910	-	-
Other	-	-	(11,604)
Changes in operating assets and liabilities before effects of business combinations and dispositions:
Accounts receivable	57,060	(21,762)	43,443
Inventories	(21,632)	50,022	26,972
Derivative financial instruments	1,274	12,420	(12,294)
Prepaid expenses and other assets	(2,105)	793	1,907
Accounts payable and accrued liabilities	(22,772)	(1,778)	(53,565)
Current income taxes	30,073	3,138	31,517
Other	(1,044)	(288)	4,526
Net cash provided by (used in) operating activities - continuing operations	98,895	(27,001)	29,530
Net cash provided by operating activities - discontinued operations	-	17,469	9,437
Net cash provided by (used in) operating activities	98,895	(9,532)	38,967

Cash flows from investing activities:
Purchases of property and equipment, net	(110,579)	(75,481)	(40,529)
Proceeds from sale of discontinued operations, net of cash divested	-	76,884	-
Proceeds from the sale of assets, net	39,952	3,469	671,650
Disposition of equity method investee	80,500	29,721	-
Acquisition of businesses, net of cash acquired	(21,325)	-	-
Distributions from (contribution to) equity method investees	-	220	(3,091)
Other investing activities	-	-	7,500
Net cash provided by (used in) investing activities - continuing operations	(11,452)	34,813	635,530
Net cash used in investing activities - discontinued operations	-	(4,169)	(128,065)
Net cash provided by (used in) investing activities	(11,452)	30,644	507,465

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	33,000	157,710	83,100
Payments of principal on long-term debt	(12,987)	(45,702)	(576,389)
Proceeds from short-term borrowings	2,392,258	2,802,199	3,479,784
Payments on short-term borrowings	(2,468,485)	(2,840,505)	(3,578,629)
Payments for repurchase of common stock	(11,479)	(61,646)	(2,978)
Payments of cash dividends and distributions	(9,675)	(31,686)	(41,265)
Proceeds from disgorgement of shareholder short-swing profits	-	6,699	-
Payments of loan fees	(3,873)	(5,291)	(3,808)
Payments related to tax withholdings for stock-based compensation	(1,288)	(2,320)	(3,569)
Proceeds from exercises of stock options	-	1,595	150
Net cash used in financing activities - continuing operations	(82,529)	(18,947)	(643,604)
Net cash provided by (used in) financing activities - discontinued operations	-	(50,464)	103,007
Net cash used in financing activities	(82,529)	(69,411)	(540,597)

Net change in cash, cash equivalents and restricted cash	4,914	(48,299)	5,835
Cash, cash equivalents and restricted cash, beginning of period	269,896	283,284	289,667
Discontinued operations cash activity included above:
Add: Cash balance included in current assets of discontinued operations at beginning of period	-	34,911	22,693
Less: Cash balance included in current assets of discontinued operations at end of period	-	-	(34,911)
Cash, cash equivalents and restricted cash, end of period	$274,810	$269,896	$283,284

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Continued from the previous page
	Year Ended December 31,
	2020	2019	2018
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$233,860	$245,977	$251,683
Restricted cash	40,950	23,919	66,512
Discontinued operations cash activity included above:
Less: Cash, cash equivalents and restricted cash balance included in current assets of discontinued operations at end of period	-	-	(34,911)
Total cash, cash equivalents and restricted cash	$274,810	$269,896	$283,284

Non-cash financing activity:
Settlement of NMTC transaction	$-	$8,100	$-
Modification of 3.25% convertible notes due 2019, net	$-	$-	$3,480
Exchange of common stock held in treasury stock for 3.25% convertible notes due 2018	$-	$-	$1

Supplemental investing and financing activities:
Assets acquired in acquisitions, net of cash	$42,443	$-	$124,525
Less: liabilities assumed	(14,451)	-	(118)
Less: noncontrolling interests assumed	(6,667)	-	-
Net assets acquired	$21,325	$-	$124,407

Assets disposed of in sale	$67,711	$527,614	$550,648
Less: liabilities disposed	(6,234)	(373,846)	(41,276)
Net assets disposed	$61,477	$153,768	$509,372

Supplemental disclosures of cash flow:
Cash paid (refunded) for income taxes	$(60,587)	$563	$(22,478)
Cash paid for interest of continuing operations	$23,300	$24,287	$60,664
Cash paid for interest of discontinued operations	$-	$11,557	$12,481

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

Consolidated Financial Statements

The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis. As of December 31, 2020, the company owns a 48.9% limited partner interest and a 2.0% general partner interest in Green Plains Partners LP. Public investors own the remaining 49.1% limited partner interest in the partnership. The company determined that the limited partners in the partnership with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact partnership’s economic performance; therefore, the partnership is considered a variable interest entity. The company, through its ownership of the general partner interest in the partnership, has the power to direct the activities that most significantly affect economic performance and is obligated to absorb losses and has the right to receive benefits that could be significant to the partnership. Therefore, the company is considered the primary beneficiary and consolidates the partnership in the company’s financial statements. The assets of the partnership cannot be used by the company for general corporate purposes. The partnership’s consolidated total assets as of December 31, 2020 and 2019, excluding intercompany balances, are $91.2 million and $90.0 million, respectively, and primarily consist of property and equipment, operating lease right-of-use assets and goodwill. The partnership’s consolidated total liabilities as of December 31, 2020 and 2019, excluding intercompany balances, are $151.2 million and $180.9 million, respectively, which primarily consist of current maturities of long-term debt as discussed in Note 12 – Debt and operating lease liabilities. The liabilities recognized as a result of consolidating the partnership do not represent additional claims on our general assets.

GPCC, previously a wholly owned subsidiary of Green Plains, was disposed of during the third quarter of 2019. After closing, GPCC was no longer consolidated in the company’s consolidated financial statements and the GPCC investment was accounted for using the equity method of accounting. Additionally, the company concluded that the disposition of GPCC met the requirements under ASC 205-20 Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”) to be presented as discontinued operations. As such, GPCC results prior to its disposition are classified as discontinued operations in prior period consolidated financial statements.

Additionally, on October 1, 2020, pursuant to the Securities Purchase Agreement, the company sold its remaining 50% joint venture interest in GPCC to AGR, TGAM Agribusiness Fund LP and StepStone. The transaction resulted in a reduction in investment in equity method investees of $69.7 million as a result of removal of the equity method investment in GPCC, and a reduction in accumulated other comprehensive income (loss) of $10.7 million as a result of the removal of the company’s share of equity method investees accumulated other comprehensive loss. See Note 5 - Acquisitions, Dispositions and Discontinued Operations and Note 21 – Equity Method Investments for further details.

The company also owns a 90.0% interest in BioProcess Algae, a joint venture formed in 2008, as well as a majority interest in Fluid Quip Technologies, LLC with their results being consolidated in our consolidated financial statements.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The company bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances and regularly evaluates the appropriateness of its estimates and assumptions. Actual results could differ from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, carrying value of intangible assets, operating leases, impairment of long-lived assets and goodwill, derivative financial instruments, accounting for income taxes and assets acquired and liabilities assumed in acquisitions, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Ethanol Production Segment

Green Plains is one of the largest ethanol producers in North America. The company operates 12 ethanol plants in six states through separate wholly owned operating subsidiaries. The company’s ethanol plants use a dry mill process to produce ethanol and co-products such as wet, modified wet or dried distillers grains, as well as corn oil. The corn oil systems are designed to extract non-edible corn oil from the whole stillage immediately prior to production of distillers grains. At capacity, the company expects to process approximately 354 million bushels of corn and produce approximately 1.0 billion gallons of ethanol, 2.5 million tons of distillers grains and 276 million pounds of industrial grade corn oil annually.

Agribusiness and Energy Services Segment

The company owns and operates grain handling and storage assets through its agribusiness and energy services segment, which has grain storage capacity of approximately 38.1 million bushels, with 30.5 million bushels of storage capacity at the company’s ethanol plants and 7.6 million bushels of total storage capacity at its three grain elevators. The company’s agribusiness operations provide synergies with the ethanol production segment as it supplies a portion of the feedstock needed to produce ethanol. The company has an in-house marketing business that is responsible for the sale, marketing and distribution of all ethanol, distillers grains and corn oil produced at its ethanol plants. The company also purchases and sells ethanol, distillers grains, corn oil, grain, natural gas and other commodities and participates in other merchant trading activities in various markets.

Food and Ingredients Segment

The company has food-grade corn oil operations which focus on shipping corn oil from facilities across the Midwest by rail or barge to terminal facilities located in the southern United States. Until its sale on November 27, 2018, the company also owned Fleischmann’s Vinegar, which is one of the world’s largest producers of food-grade industrial vinegar.

Partnership Segment

The company’s partnership segment provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. As of December 31, 2020, the partnership owns (i) 31 ethanol storage facilities located at or near the company’s 12 operational ethanol production plants and one non-operational ethanol production plant, which have the ability to efficiently and effectively store and load railcars and tanker trucks with all of the ethanol produced at the company’s ethanol production plants, (ii) six fuel terminal facilities, located near major rail lines, which enable the partnership to receive, store and deliver fuels from and to markets that seek access to renewable fuels, and (iii) transportation assets, including a leased railcar fleet of approximately 2,480 railcars which is utilized to transport ethanol from the company’s ethanol production plants to refineries throughout the United States and international export terminals.

2. SUMMARY OF SIGNIFICANT accounting POLICIES

Cash and Cash Equivalents

Cash and cash equivalents includes bank deposits as well as short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash

The company has restricted cash, which can only be used for funding letters of credit or for payment towards a credit agreement. Restricted cash also includes cash margins and securities pledged to commodity exchange clearinghouses and at times, funds in escrow related to acquisition and disposition activities. To the degree these segregated balances are cash and cash equivalents, they are considered restricted cash on the consolidated balance sheets.

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

The company uses exchange-traded futures and options contracts and forward purchase and sale contracts to attempt to minimize the effect of price changes on ethanol, grain and natural gas. Exchange-traded futures and options contracts are valued at quoted market prices and settled predominantly in cash. The company is exposed to loss when counterparties default on forward purchase and sale contracts. Grain inventories held for sale and forward purchase and sale contracts are valued at market prices when available or other market quotes adjusted for basis differences, primarily in transportation, between the exchange-traded market and local market where the terms of the contract is based. Changes in forward purchase contracts and exchange-traded futures and options contracts are recognized as a component of cost of goods sold.

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

At times, the company hedges its exposure to changes in inventory values and designates qualifying derivatives as fair value hedges. The carrying amount of the hedged inventory is adjusted in the current period for changes in fair value. Estimated fair values carried at market are based on exchange-quoted prices, adjusted as appropriate for regional location basis values which represent differences in local markets including transportation as well as quality or grade differences. Basis values are generally determined using inputs from broker quotations or other market transactions. However a portion of the value may be derived using unobservable inputs. Ineffectiveness of the hedges is recognized in the current period to the extent the change in fair value of the inventory is not offset by the change in fair value of the derivative.

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

The company has master netting arrangements with various counterparties. On the consolidated balance sheets, the associated net amount for each counterparty is reflected as either an accounts receivable or accounts payable. If the amount for each counterparty were reflected on a gross basis, the company’s accounts receivable and accounts payable would increase by $1.1 million and $1.2 million at December 31, 2020 and 2019, respectively.

Inventories

Corn held for ethanol production, ethanol, corn oil and distillers grains inventories are recorded at the lower of average cost or net realizable value.

Other grain inventories include readily marketable grain, forward contracts to buy and sell grain, and exchange traded futures and option contracts, which are all stated at market value. All grain inventories held for sale are marked to market. Changes are reflected in cost of goods sold. The forward contracts require performance in future periods. Contracts to purchase grain generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other consumers generally do not extend beyond one year. The terms of the purchase and sale agreements for grain are consistent with industry standards. Raw materials and finished goods inventories are valued at the lower of average cost or net realizable value.

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

Intangible Assets

Our intangible assets consist primarily of customer relationships, intellectual property, research and development technology and licenses. These intangible assets were capitalized at fair market value and are being amortized over their estimated useful lives.

Impairment of Long-Lived Assets

The company reviews its long-lived assets, currently consisting of property and equipment, operating lease right-of-use assets, intangible assets and equity method investments, for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required to determine the fair value of our long-lived assets and measure impairment, which includes projected cash flows. Fair value is determined by using various valuation techniques, including discounted cash flow models, sales of comparable properties and third-party independent appraisals. Changes in estimated fair value could result in an impairment of the asset. There were no material impairment charges recorded for the periods reported.

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The determination of goodwill takes into consideration the fair value of net tangible and intangible assets. The company’s goodwill is related to certain acquisitions within our ethanol production and partnership segments.

On January 1, 2018, the company early adopted the amended guidance in ASC 350, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amended guidance, an entity may first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).

The company is required to perform impairment tests related to goodwill annually, which it performs as of October 1, or sooner if an indicator of impairment occurs. Circumstances that may indicate impairment include a decline in the company’s future projected cash flows, a decision to suspend plant operations for an extended period of time, sustained decline in the company’s market capitalization or market prices for similar assets or businesses, or a significant adverse change in legal or regulatory matters or business climate. Significant management judgment is required to determine the fair value of goodwill and measure impairment, which include, but are not limited to, market capitalization, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Fair value is determined by using various valuation techniques, including discounted cash flow models, sales of comparable properties and third-party independent appraisals. Changes in estimated fair value could result in a write-down of the asset.

Near term industry outlook due to the significant decrease in crude oil prices, lower gasoline demand, general uncertainty due to the COVID-19 outbreak and the subsequent decline in our stock price caused a decline in the company’s market capitalization during the three months ended March 31, 2020. As such, the company determined a triggering event had occurred that required an interim impairment assessment for its ethanol production reporting unit and as such we evaluated our goodwill as of March 31, 2020. Significant assumptions inherent in the valuation methodologies for goodwill were employed and included, but were not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on our quantitative evaluation, we determined that the fair value of the ethanol production reporting unit did not exceed its carrying value. As a result, we concluded that the goodwill assigned to the ethanol production reporting unit was impaired and recorded a non-cash impairment charge of $24.1 million.

The company also identified triggering events due to decreases in the partnership’s stock price and as a result, its market capitalization, and performed interim quantitative goodwill assessments as of March 31, 2020 and June 30, 2020. The company performed its annual goodwill assessment as of October 1, 2020, using a qualitative assessment. Each of the goodwill assessments resulted in no goodwill impairment.

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

The company leases certain facilities, parcels of land, and equipment. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. For leases with initial terms greater than 12 months, the company records operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The company did not incur any material short-term lease expense for the years ended December 31, 2020 or 2019.

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

From a lessee perspective, the company combines both the lease and non-lease components and accounts for them as one lease. Certain of the company’s railcar agreements provide for maintenance costs to be the responsibility of the company as incurred or charged by the lessor. This maintenance cost is a non-lease component that the company combines with the monthly rental payment and accounts for the total cost as operating lease expense. In addition, the company has a land lease that contains a non-lease component for the handling and unloading services the landlord provides. The company combines the cost of services with the land lease cost and accounts for the total as operating lease expense.

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

The company recognizes losses in the value of equity method investments when there is evidence of an other-than-temporary decrease in value. Evidence of a loss might include, but would not necessarily be limited to, the inability to recover the carrying amount of the investment or the inability of the equity method investee to sustain an earnings capacity that justifies the carrying amount of the investment. The current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. The company evaluates equity method investments for impairment if there is evidence an investment may be impaired. We use the nature of distribution approach to classify distributions from equity method investments on the statements of cash flows.

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

Net income from discontinued operations, net of income taxes, relates to the operations of GPCC, which was previously a wholly owned subsidiary of Green Plains until the formation of the GPCC joint venture and partial sale during the third quarter of 2019. The assets and liabilities of GPCC have been reclassified as assets and liabilities of discontinued operations in the prior year. The company entered into a shared service agreement whereby they continued to provide certain administrative services to GPCC and received $400 thousand on a quarterly basis through December 31, 2020, at which time administrative services began to unwind as a result of the disposition of the GPCC joint venture on October 1, 2020. Associated services are not expected to be material in the future. See Note 5 - Acquisitions, Dispositions and Discontinued Operations for further details.

Financing Costs

Fees and costs related to securing debt are recorded as financing costs. Debt issuance costs are stated at cost and are amortized using the effective interest method for term loans and the straight-line basis over the life of the agreements for revolving credit arrangements and convertible notes. During periods of construction, interest is capitalized in construction-in-progress.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of various expenses including employee salaries, incentives and benefits; office expenses; director compensation; professional fees for accounting, legal, consulting, and investor relations activities.

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

Recent Accounting Pronouncements

Effective January 1, 2020, the company adopted the amended guidance in ASC 326, Financial Instruments - Credit Losses, which replaces the current incurred loss impairment method with a method that reflects expected credit losses on financial instruments. The new standard is effective for fiscal years and interim periods within those years, beginning after December 15, 2019, and allows for early adoption. The adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.

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

In August 2020, the FASB issued amended guidance in ASC 470-20, Debt - Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity - Accounting for Convertible Instruments and Contracts in an Equity’s Own Equity. The amended guidance simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The amended guidance also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. The amended guidance is effective for fiscal periods beginning after December 15, 2021, including interim periods within those fiscal periods. Early adoption is permitted, but no earlier than fiscal periods beginning after December 15, 2020. The amended guidance permits the use of either the modified retrospective or fully retrospective method of transition. The company intends on adopting the amended guidance on January 1, 2022 using the modified retrospective method of transition. The company is evaluating the impact of this standard on its consolidated financial statements and anticipates it will result in an increase to long-term debt and a decrease in additional paid-in-capital as well as a reduction of non-cash interest expense related to the company’s convertible notes.

3. GREEN PLAINS PARTNERS LP

The partnership is a fee-based master limited partnership formed by Green Plains to provide fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership’s assets currently include (i) 31 ethanol storage facilities, located at or near the company’s 12 operational ethanol production plants, which have the ability to efficiently and effectively store and load railcars and tanker trucks with all of the ethanol produced at the company’s ethanol production plants, (ii) six fuel terminal facilities, located near major rail lines, which enable the partnership to receive, store and deliver fuels from and to markets that seek access to renewable fuels, and (iii) transportation assets, including a leased railcar fleet of approximately 2,480 railcars, which are contracted to transport ethanol from the company’s ethanol production plants to refineries throughout the United States and international export terminals. The partnership is the company’s primary downstream logistics provider to support its approximately 1.0 bgy ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol the company produces.

As of December 31, 2020, the company owns a 48.9% limited partner interest, consisting of 11,586,548 common units, and a 2.0% general partner interest in the partnership. The public owns the remaining 49.1% limited partner interest in the partnership. The partnership is consolidated in the company’s financial statements.

A substantial portion of the partnership’s revenues are derived from long-term, fee-based commercial agreements with Green Plains Trade, a subsidiary of the company. The partnership’s agreements with Green Plains Trade include the following:

•10-year storage and throughput agreement, expiring on June 30, 2028;

•10-year rail transportation services agreement, expiring on June 30, 2025;

•1-year trucking transportation agreement, expiring on May 31, 2021;

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

Revenue by Source

The following tables disaggregate revenue by major source (in thousands):

	Twelve Months Ended December 31, 2020
	Ethanol Production	Agribusiness & Energy Services	Food & Ingredients	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$-	$-	$-	$-	$-	$-
Distillers grains	32,032	-	-	-	-	32,032
Corn oil	-	2,938	-	-	-	2,938
Service revenues	-	-	-	4,434	-	4,434
Other	4,306	6,423	-	-	-	10,729
Intersegment revenues	100	4,463	-	8,411	(12,974)	-
Total revenues from contracts with customers	36,438	13,824	-	12,845	(12,974)	50,133
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	1,150,018	287,261	-	-	-	1,437,279
Distillers grains	261,554	41,184	-	-	-	302,738
Corn oil	49,666	33,563	-	-	-	83,229
Grain	42	32,833	-	-	-	32,875
Other	4,863	12,201	-	-	-	17,064
Intersegment revenues	-	23,005	-	-	(23,005)	-
Total revenues from contracts accounted for as derivatives	1,466,143	430,047	-	-	(23,005)	1,873,185
Leasing revenues under ASC 842 (2)	-	-	-	70,500	(70,099)	401
Total Revenues	$1,502,581	$443,871	$-	$83,345	$(106,078)	$1,923,719

	Twelve Months Ended December 31, 2019
	Ethanol Production	Agribusiness & Energy Services	Food & Ingredients	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$620	$-	$-	$-	$-	$620
Distillers grains	70,729	-	-	-	-	70,729
Service revenues	-	-	-	6,422	-	6,422
Other	2,589	3,684	-	-	-	6,273
Intersegment revenues	100	-	-	7,126	(7,226)	-
Total revenues from contracts with customers	74,038	3,684	-	13,548	(7,226)	84,044
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	1,338,093	522,572	-	-	-	1,860,665
Distillers grains	228,849	42,445	-	-	-	271,294
Corn oil	50,290	28,034	1,451	-	-	79,775
Grain	175	63,233	-	-	-	63,408
Other	9,270	48,348	-	-	-	57,618
Intersegment revenues	-	27,184	-	-	(27,184)	-
Total revenues from contracts accounted for as derivatives	1,626,677	731,816	1,451	-	(27,184)	2,332,760
Leasing revenues under ASC 842 (2)	-	-	-	68,839	(68,405)	434
Total Revenues	$1,700,715	$735,500	$1,451	$82,387	$(102,815)	$2,417,238

	Twelve Months Ended December 31, 2018
	Ethanol Production	Agribusiness & Energy Services	Food & Ingredients	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$3,803	$-	$-	$-	$-	$3,803
Distillers grains	206,905	-	-	-	-	206,905
Vinegar	-	-	108,011	-	-	108,011
Service revenues	-	-	-	5,180	-	5,180
Other	5,369	3,014	-	-	-	8,383
Intersegment revenues	186	24	-	9,030	(9,240)	-
Total revenues from contracts with customers	216,263	3,038	108,011	14,210	(9,240)	332,282
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	1,618,319	418,956	-	-	-	2,037,275
Distillers grains	198,738	141,140	-	-	-	339,878
Corn oil	66,567	22,623	13,110	-	-	102,300
Grain	520	81,742	-	-	-	82,262
Other	20,254	68,380	-	-	-	88,634
Intersegment revenues	-	33,077	-	-	(33,077)	-
Total revenues from contracts accounted for as derivatives	1,904,398	765,918	13,110	-	(33,077)	2,650,349
Leasing revenues under ASC 840 (2)	-	-	-	86,538	(85,237)	1,301
Total Revenues	$2,120,661	$768,956	$121,121	$100,748	$(127,554)	$2,983,932

(1)Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC 606, where the company recognizes revenue when control of the inventory is transferred within the meaning of ASC 606 as required by ASC 610-20, Gains and Losses from Derecognition of Nonfinancial Assets.

(2)Leasing revenues do not represent revenues recognized from contracts with customers under ASC 606, and are accounted for under ASC 842, Leases for 2020 and 2019 and ASC 840, Leases for 2018.

Major Customer

Revenues from Customer A represented 16% and 11% of total revenues for the year ended December 31, 2020 and 2019, respectively and are reported in the ethanol production segment. There were no third party customers that accounted for more than 10% of total revenues for the year ended December 31, 2018.

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

Contract Liabilities

The company records unearned revenue when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of service and lease agreements. Unearned revenue from service agreements, which represents a contract liability, is recorded for fees that have been charged to the customer prior to the completion of performance obligations. Unearned revenue is generally recognized in the subsequent quarter and is not material to the company. The company expects to recognize all of the unearned revenue associated with service agreements as of December 31, 2020, in the subsequent quarter when the inventory is withdrawn from the partnership’s tank storage.

5. ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

ACQUISITIONS

Acquisition of a Majority Interest in Fluid Quip Technologies, LLC

On December 9, 2020, the company acquired a majority interest in Fluid Quip Technologies, LLC. The acquisition capitalizes on the core strengths of each company to develop and implement proven, value-added agriculture, food and industrial biotechnology systems and rapidly expand installation and production of Ultra-High Protein across Green Plains facilities, as well as offer these technologies to partnering biofuel facilities. The agreement contains certain earn-out provisions to be received from the company if certain future results are met, including but not limited to, results of implementation and execution of technology. We will record the obligation related to the earn-out provision as compensation within selling, general and administrative expenses as the earn-out becomes probable.

The purchase price allocation is based on the preliminary results of an external valuation. The purchase price and purchase price allocation are preliminary until contractual post-closing working capital adjustments and valuations are finalized. The company paid $29.1 million for its interests in Fluid Quip Technologies, of which $2.4 million settled liabilities assumed in conjunction with the acquisition, and recognized $6.7 million of noncontrolling interest as part of the FQT acquisition.

The following is a summary of the preliminary purchase price of assets acquired and liabilities assumed (in thousands):

Amounts of Identifiable Assets Acquired and Liabilities Assumed
Cash and restricted cash	$8,911
Accounts receivable (1)	5,446
Inventory	3,037
Intangible assets	30,803
Other assets	2,059

Current liabilities (1)	(13,708)
Other long term liabilities	(743)
Total identifiable net assets	$35,805

(1)Accounts receivable contain $3.4 million of pre-existing receivables owed by the company, and current liabilities contain $5.8 million in deferred revenues associated with services to be performed for the company. These net to $2.4 million in liabilities assumed that were effectively settled at the time of acquisition of FQT.

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

The amounts above reflect the final purchase price allocation, which included working capital true-up payments by the company of $0.9 million made during 2018. After the disposition of GPCC, the assets and liabilities of the acquired feedlots were reclassified as discontinued operations. See Disposition of Equity Interest in Green Plains Cattle Company LLC and Disposition of Green Plains Cattle Company LLC described below.

DISPOSITIONS

Disposition of Hereford Ethanol Plant

On December 28, 2020, the company completed the sale of the ethanol plant located in Hereford, Texas, and certain related assets, to Hereford Ethanol Partners, L.P. for the sale price of $39.0 million, plus working capital. Correspondingly, the partnership’s ethanol storage assets located adjacent to such plants were sold to the company for $10.0 million, and certain railcar operating leases were assigned to Hereford Ethanol Partners, L.P. The divested assets were reported within the company’s ethanol production, agribusiness and energy and partnership segments. The company recorded a pretax loss on the sale of the ethanol plant of $22.4 million, of which a loss of $18.5 million was recorded within corporate activities and a loss of $3.9 million was recorded within the ethanol production segment. Transaction fees related to the disposal were not material. The agreement contains certain earn-out provisions to be received from the buyers if certain provisions are met. The company will record any contingent amounts in the consolidated financial statements when the amount is reasonably determinable or the consideration is realized.

The asset and liabilities of the Hereford ethanol plant at closing on December 28, 2020 were as follows: (in thousands):

Amounts of Identifiable Assets Disposed and Liabilities Relinquished
Inventory	$8,140
Prepaid expenses and other	196
Property and equipment	54,279
Operating lease right-of-use-assets	5,096

Accrued and other liabilities	(870)
Operating lease current liabilities	(977)
Operating lease long-term liabilities	(4,201)
Long-term liabilities	(186)
Total identifiable net assets disposed	$61,477

The amounts reflected above represent working capital estimates which are considered preliminary until contractual post-closing working capital adjustments are finalized.

Disposition of Equity Interest in Green Plains Cattle Company LLC

On October 1, 2020, pursuant to the Securities Purchase Agreement, the company sold its remaining 50% joint venture interest in GPCC to AGR, TGAM Agribusiness Fund LP and StepStone (the “Buyers”) for $80.5 million in cash, plus closing adjustments. The transaction resulted in a reduction in other assets of $69.7 million as a result of the removal of the equity method investment in GPCC, and a reduction in accumulated other comprehensive income (loss) of $10.7 million as a result of the removal of the company’s share of equity method investees accumulated other comprehensive loss. Transaction fees related to the disposal were not material. There was no material gain or loss recorded as part of this transaction. The Securities Purchase Agreement contains certain earn-out provisions to be paid to or received from the Buyers if certain EBITDA thresholds are met. The company will record any contingent amounts associated with the earn-out provision in the consolidated financial statements when the amount is probable and reasonably determinable or the consideration is realized. See Note 21 – Equity Method Investments for further details.

Disposition of Fleischmann’s Vinegar

On November 27, 2018, the company and Green Plains II LLC, an indirect wholly-owned subsidiary of the company, completed the sale of Fleischmann’s Vinegar Company, Inc. to Kerry Holding Co. (“Kerry”). The company received as net consideration from Kerry $354.0 million in cash and restricted cash, excluding net working capital adjustments. The divested assets were reported within the company’s food and ingredients segment. The company recorded a pretax gain on the sale of Fleischmann’s Vinegar of $58.2 million, including offsetting related transaction costs of $7.4 million within corporate activities.

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

Disposition of Bluffton, Lakota and Riga Ethanol Plants

On November 15, 2018, the company completed the sale of three ethanol plants located in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan, and certain related assets from subsidiaries, to Valero Renewable Fuels Company, LLC (“Valero”) for the sale price of $323.2 million, including net working capital and other adjustments. Correspondingly, the partnership’s storage assets located adjacent to such plants were sold to Green Plains Inc. for $120.9 million. The company received as consideration from Valero approximately $323.2 million, while the partnership received as consideration from the company 8.7 million partnership units and a portion of the general partner interest equating to 0.2 million equivalent limited partner units to maintain the general partner’s 2% interest. In addition, the partnership also received additional consideration of approximately $2.7 million from Valero for the assignment of certain railcar operating leases. The divested assets were reported within the company’s ethanol production, agribusiness and energy services and partnership segments. The company recorded a pretax gain on the sale of the three ethanol plants of $92.2 million, of which $89.5 million was recorded within corporate activities and $2.7 million was recorded within the partnership segment, including offsetting transaction costs of $4.2 million, of which $3.7 million were recorded within corporate activities and $0.5 million were recorded within the partnership segment.

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

Disposition of Green Plains Cattle Company LLC

On September 1, 2019, the company, TGAM and StepStone formed a joint venture and entered into the LLC Agreement. GPCC was previously a wholly owned subsidiary of Green Plains. Green Plains also entered into a Securities Purchase Agreement with TGAM and StepStone, whereby TGAM and StepStone purchased an aggregate of 50% of the membership interests of GPCC from Green Plains for approximately $76.9 million in cash. There was no gain or loss recorded as part of this transaction. The LLC Agreement contains certain earn-out or bonus provisions to be paid by or received from GPCC if certain EBITDA thresholds are met. Pursuant to the bonus provision, on August 31, 2020, Green Plains earned $2.0 million which has been recorded within loss (gain) on sale of assets, net on the consolidated statements of operations for the year ended December 31, 2020.

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

DISCONTINUED OPERATIONS

After closing on September 1, 2019, GPCC is no longer consolidated in the company’s consolidated financial statements and the GPCC investment was accounted for using the equity method of accounting. Additionally, the company concluded that the disposition of GPCC met the requirements under ASC 205-20. As such, GPCC results prior to its disposition are classified as discontinued operations for the years ended December 31, 2019 and 2018. Financial results of GPCC were previously recorded within the food and ingredients segment.

Summarized Results of Discontinued Operations

The following table presents the results of our discontinued operations for the periods presented. GPCC was disposed of on September 1, 2019, and as such, operational results through August 31, 2019 are included in the fiscal year 2019 amounts presented below (in thousands).

	Year Ended December 31,
	2019 (1)	2018 (1)

Product revenues	$638,122	$884,072

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	614,671	845,160
Selling, general and administrative expenses	5,931	7,775
Depreciation and amortization expenses	4,198	5,361
Total costs and expenses	624,800	858,296
Operating income	13,322	25,776

Other income (expense)
Interest income	182	147
Interest expense	(12,417)	(13,576)
Other, net	-	2,613
Total other expense	(12,235)	(10,816)
Income before income taxes	1,087	14,960
Income tax expense	(258)	(3,421)
Net income	$829	$11,539

(1)Product revenues, costs of goods sold and selling, general and administrative expenses include certain revenue and expense items which were previously considered intercompany transactions prior to the disposition of GPCC and therefore eliminated upon consolidation. These revenue and costs of goods sold transactions total $14.5 million and $24.6 million for the years ended December 31, 2019 and 2018, respectively.

6. FAIR VALUE DISCLOSURES

The following methods, assumptions and valuation techniques were used in estimating the fair value of the company’s financial instruments:

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities the company can access at the measurement date.

Level 2 – directly or indirectly observable inputs such as quoted prices for similar assets or liabilities in active markets other than quoted prices included within Level 1, quoted prices for identical or similar assets in markets that are not active, and other inputs that are observable or can be substantially corroborated by observable market data through correlation or other means. Grain inventories held for sale in the agribusiness and energy services segment are valued at nearby futures values, plus or minus nearby basis values, which represent differences in local markets including transportation or commodity quality or grade differences.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$233,860	$-	$233,860
Restricted cash	40,950	-	40,950
Inventories carried at market	-	77,900	77,900
Unrealized gains on derivatives	-	21,956	21,956
Other assets	112	29	141
Total assets measured at fair value	$274,922	$99,885	$374,807

Liabilities:
Accounts payable (1)	$-	$19,355	$19,355
Unrealized losses on derivatives	-	10,997	10,997
Total liabilities measured at fair value	$-	$30,352	$30,352

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$245,977	$-	$245,977
Restricted cash	23,919	-	23,919
Inventories carried at market	-	73,318	73,318
Unrealized gains on derivatives	-	14,515	14,515
Other assets	113	-	113
Total assets measured at fair value	$270,009	$87,833	$357,842

Liabilities:
Accounts payable (1)	$-	$37,294	$37,294
Unrealized losses on derivatives	-	7,771	7,771
Total liabilities measured at fair value	$-	$45,065	$45,065

(1)Accounts payable is generally stated at historical amounts with the exception of $19.4.million and $37.3 million at December 31, 2020 and 2019, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

The fair value of the company’s debt was approximately $535.9 million compared with a book value of $526.2 million at December 31, 2020. The fair value of the company’s debt approximated book value, which was $564.4 million at December 31, 2019. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair values of its accounts receivable approximated book value, which was $55.6 million and $107.2 million, respectively, at December 31, 2020 and 2019.

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

The following tables set forth certain financial data for the company’s operating segments, excluding amounts related to discontinued operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues:
Ethanol production:
Revenues from external customers	$1,502,481	$1,700,615	$2,120,475
Intersegment revenues	100	100	186
Total segment revenues	1,502,581	1,700,715	2,120,661
Agribusiness and energy services:
Revenues from external customers	416,403	708,316	735,855
Intersegment revenues	27,468	27,184	33,101
Total segment revenues	443,871	735,500	768,956
Food and ingredients:
Revenues from external customers	-	1,451	121,121
Intersegment revenues	-	-	-
Total segment revenues	-	1,451	121,121
Partnership:
Revenues from external customers	4,835	6,856	6,481
Intersegment revenues	78,510	75,531	94,267
Total segment revenues	83,345	82,387	100,748
Revenues including intersegment activity	2,029,797	2,520,053	3,111,486
Intersegment eliminations	(106,078)	(102,815)	(127,554)
Revenues as reported	$1,923,719	$2,417,238	$2,983,932

Refer to Note 4 – Revenue, for further disaggregation of revenue by operating segment.

	Year Ended December 31,
	2020	2019	2018
Cost of goods sold:
Ethanol production	$1,507,335	$1,791,099	$2,118,787
Agribusiness and energy services	409,407	696,226	717,772
Food and ingredients	-	1,526	94,679
Partnership	-	-	-
Intersegment eliminations	(104,579)	(103,904)	(124,270)
	$1,812,163	$2,384,947	$2,806,968

	Year Ended December 31,
	2020	2019	2018
Operating income (loss):
Ethanol production (1)	$(129,618)	$(178,575)	$(111,823)
Agribusiness and energy services	15,773	22,777	29,076
Food and ingredients	-	(76)	14,354
Partnership	50,437	50,635	64,770
Intersegment eliminations	(1,400)	1,188	(3,110)
Corporate activities (2)	(57,888)	(38,519)	96,687
	$(122,696)	$(142,570)	$89,954

(1)Operating loss for the ethanol production segment for fiscal year 2020 includes a goodwill impairment charge of $24.1 million and $3.9 million pretax loss on sale of assets from the sale of the Hereford, Texas ethanol plant.

(2)Corporate activities for fiscal year 2020 include a goodwill impairment charge of $24.1 million, $18.5 million pretax loss on sale of assets from the sale of the Hereford, Texas ethanol plant and a $1.5 million net gain from sale of GPCC. Fiscal year 2018 includes a $150.4 million gain on the sale of the Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants, as well as Fleischmann’s Vinegar during the fourth quarter.

	Year Ended December 31,
	2020	2019	2018
Depreciation and amortization:
Ethanol production	$67,956	$63,073	$80,227
Agribusiness and energy services	2,512	2,222	2,470
Food and ingredients	-	-	7,553
Partnership	3,806	3,441	4,442
Corporate activities	3,970	3,391	3,566
	$78,244	$72,127	$98,258

	Year Ended December 31,
	2020	2019	2018
Capital expenditures:
Ethanol production	$109,970	$72,374	$27,322
Agribusiness and energy services	1,195	2,251	277
Food and ingredients	-	-	9,025
Partnership	162	305	1,268
Corporate activities	472	1,542	451
	$111,799	$76,472	$38,343

The following table sets forth total assets by operating segment (in thousands):

	Year Ended December 31,
	2020	2019
Total assets (1):
Ethanol production	$852,959	$884,293
Agribusiness and energy services	426,724	410,400
Partnership	91,205	90,011
Corporate assets	228,074	324,280
Intersegment eliminations	(20,045)	(10,766)
	$1,578,917	$1,698,218

(1)Asset balances by segment exclude intercompany payable and receivable balances.

8. INVENTORIES

Inventories are carried at the lower of cost or net realizable value, except grain held for sale and fair-value hedged inventories. Commodities held for sale are reported at market value. As of December 31, 2020, there was no lower cost of market inventory adjustment recorded. The company recorded a $6.6 million lower of cost or market inventory adjustment reflected in cost of goods sold within the ethanol production segment as of December 31, 2019.

The components of inventories are as follows (in thousands):

	December 31,
	2020	2019
Finished goods	$89,223	$85,975
Commodities held for sale	40,147	42,836
Raw materials	90,800	77,900
Work-in-process	13,201	13,523
Supplies and parts	36,120	32,758
	$269,491	$252,992

9. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2020	2019
Plant equipment	$940,363	$911,097
Buildings and improvements	170,813	168,309
Land and improvements	86,909	92,321
Railroad track and equipment	34,637	34,404
Construction-in-progress	48,378	60,262
Computer hardware and software	20,477	19,368
Office furniture and equipment	3,797	3,716
Leasehold improvements and other	26,510	24,471
Total property and equipment	1,331,884	1,313,948
Less: accumulated depreciation and amortization	(530,194)	(486,677)
Property and equipment, net	$801,690	$827,271

10. GOODWILL AND INTANGIBLE ASSETS

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

During the first half of 2020, a decline in the partnership’s stock price resulted in a decrease in the partnership’s market capitalization. As such, the company determined a triggering event had occurred that required an interim impairment assessment as of March 31, 2020 and June 30, 2020. Significant assumptions inherent in the valuation methodologies for goodwill impairment testing were employed and include market capitalization, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on the partnership’s quantitative evaluation as of March 31, 2020 and June 30, 2020, it was determined that the fair value of the partnership reporting unit substantially exceeded its carrying value, and the partnership concluded that the goodwill was not impaired. During the three months ended September 30, 2020, the company did not identify any triggering events, and as such, no impairment assessment was deemed necessary.

The company performed the annual goodwill assessment as of October 1, 2020, and given the quantitative work performed during previous quarters as described above, the partnership used a qualitative assessment, which resulted in no goodwill impairment.

Changes in the carrying amount of goodwill attributable to each business segment during the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Ethanol
	Production	Partnership	Total
Balance, December 31, 2018	$24,091	$10,598	$34,689
Balance, December 31, 2019 (1)	$24,091	$10,598	$34,689
Impairment charge	(24,091)	-	(24,091)
Balance, December 31, 2020 (1)	$-	$10,598	$10,598

(1)The company records goodwill within other assets on the consolidated balance sheets.

Intangible Assets

The company recognized certain customer relationships, intellectual property and trade names in connection with the FQT acquisition during the fourth quarter 2020. As of December 31, 2020, the company’s intangible asset balance related to FQT was $30.6 million, which primarily consisted of $18.8 million of customer relationship and backlog assets, $10.4 million of intellectual property and $1.4 million of trade name assets, net of $0.2 million of accumulated amortization, and has a remaining 12-year weighted-average amortization period. The company recognized $0.2 million of amortization expense associated with amortization of these intangible assets during fiscal year 2020, and expects estimated amortization expense of $5.9 million, $5.1 million, $3.1 million, $2.7 million and $2.4 million, respectively for the years ended December 31, 2021, 2022, 2023, 2024 and 2025, as well as $11.4 million thereafter. The company’s intangible assets are recorded within other assets on the consolidated balance sheets.

As of November 27, 2018, the company’s customer relationship intangible asset recognized in connection with the Fleischmann’s Vinegar acquisition of $68.9 million, net of $11.1 million of amortization, was disposed of in connection with the Fleischmann’s Vinegar sale. As of November 27, 2018, the company’s indefinite-lived trade name intangible asset of $10.5 million was disposed of as part of the Fleischmann’s Vinegar sale. Prior to its disposition, the company recognized $4.4 million of amortization expense associated with amortizing the customer relationship intangible asset during the year ended December 31, 2018.

11. DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2020, the company’s consolidated balance sheet reflected unrealized losses of $2.2 million, net of tax, in accumulated other comprehensive loss. The company expects these items will be reclassified as operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income will differ as commodity prices change.

Fair Values of Derivative Instruments

The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives'				Liability Derivatives'
	Fair Value at December 31,				Fair Value at December 31,
	2020		2019		2020		2019
Derivative financial instruments	$21,956	(1)	$14,515	(2)	$10,997	(3)	$7,771
Other assets	29		-		-		-
Total	$21,985		$14,515		$10,997		$7,771

(1)At December 31, 2020, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange traded futures and options contracts of $3.3 million, which include $2.8 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

(2)At December 31, 2019, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange traded futures and options contracts of $3.4 million, which include $0.1 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

(3)At December 31, 2020, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange traded futures and options contracts of $9.3 million, none of which were designated as cash flow hedging instruments.

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

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from	Year Ended December 31,
Accumulated Other Comprehensive Income into Income	2020	2019	2018
Revenues	$5,538	$-	$3,648
Cost of goods sold	(2,115)	-	1,258
Net income (loss) from discontinued operations, net of income taxes	-	48,797	(14,462)
Net gain (loss) recognized in loss before tax	$3,423	$48,797	$(9,556)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain (Loss) Recognized in	Year Ended December 31,
Other Comprehensive Income on Derivatives	2020	2019	2018
Commodity Contracts	$(1,025)	$70,404	$(9,642)

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in	Year Ended December 31,
as Hedging Instruments	Income on Derivatives	2020	2019	2018
Commodity contracts	Revenues	$(10,813)	$(10,202)	$11,565
Commodity contracts	Costs of goods sold	32,914	(2,442)	21,101
Commodity contracts	Net income (loss) from discontinued operations, net of income taxes	-	(2,470)	(3,607)
		$22,101	$(15,114)	$29,059

The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	December 31, 2020		December 31, 2019
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Inventories	$53,963	$9,041	$55,021	$(2,808)

Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Year Ended December 31, 2020
	Revenue	Cost of Goods Sold	Net Income from Discontinued Operations, Net of Income Taxes
Gain (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$5,538	$(2,115)	$-

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	-	5,098	-
Derivatives designated as hedging instruments	-	(3,752)	-

Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$5,538	$(769)	$-

	Location and Amount of Gain Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Year Ended December 31, 2019
	Revenue	Cost of Goods Sold	Net Income from Discontinued Operations, Net of Income Taxes
Gain on cash flow hedging relationships:

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive income into income	$-	$-	$48,797

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	-	(844)	-
Derivatives designated as hedging instruments	-	4,254	-

Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$-	$3,410	$48,797

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Year Ended December 31, 2018
	Revenue	Cost of Goods Sold	Net Income from Discontinued Operations, Net of Income Taxes
Gain (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$3,648	$1,258	$(14,462)

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	-	13,681	-
Derivatives designated as hedging instruments	-	(12,304)	-

Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$3,648	$2,635	$(14,462)

There were no gains or losses from discontinuing cash flow or fair value hedge treatment during the years ended December 31, 2020, 2019 and 2018.

The open commodity derivative positions as of December 31, 2020, are as follows (in thousands):

December 31, 2020
	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity
Futures	(27,245)				Bushels	Corn and Soybeans
Futures	45,520	(3)			Bushels	Corn
Futures	(7,430)	(4)			Bushels	Corn
Futures	(161,070)				Gallons	Ethanol
Futures	(134,946)	(3)			Gallons	Ethanol
Futures	(14,200)				mmBTU	Natural Gas
Futures	(6,888)	(4)			mmBTU	Natural Gas
Futures	69				Tons	Soybean Meal
Options	130				Tons	Soybean Meal
Options	73,973				Pounds	Soybean Oil
Options	6,168				Bushels	Corn
Options	105				Gallons	Ethanol
Options	238				mmBTU	Natural Gas
Forwards			41,357	(302)	Bushels	Corn and Soybeans
Forwards			-	(147,432)	Gallons	Ethanol
Forwards			156	(343)	Tons	Distillers Grains
Forwards			528	(47,057)	Pounds	Corn Oil
Forwards			11,242	(931)	mmBTU	Natural Gas

(1)Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.

(2)Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.

(3)Futures used for cash flow hedges.

(4)Futures used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $3.0 million, $12.3 million, and $23.1 million for the years ended December 31, 2020, 2019, and 2018 respectively, on energy trading contracts.

12. DEBT

The components of long-term debt are as follows (in thousands):

	December 31,
	2020	2019
Corporate:
$170.0 million convertible notes due 2022 (1)	$156,441	$149,256
$115.0 million convertible notes due 2024 (2)	89,125	83,497
Green Plains Partners:
$135.0 million credit facility (3)	100,000	132,100
Green Plains Wood River and Green Plains Shenandoah:
$75.0 million delayed draw loan agreement (4)	30,000	-
Other	15,936	16,512
Total book value of long-term debt	391,502	381,365
Unamortized debt issuance costs	(6,151)	(4,820)
Less: current maturities of long-term debt	(98,052)	(132,555)
Total long-term debt	$287,299	$243,990

(1)Includes $1.3 million and $2.0 million of unamortized debt issuance costs as of December 31, 2020 and 2019, respectively.

(2)Includes $2.2 million and $2.8 million of unamortized debt issuance costs as of December 31, 2020 and 2019, respectively.

(3)The Green Plains Partners credit facility was amended on June 4, 2020 and includes $2.3 million of unamortized debt issuance costs as of December 31, 2020. Additionally, the credit facility is included in current maturities of long-term debt on the consolidated balance sheet as of December 31, 2020 as its maturity date is December 31, 2021. See below for further discussion.

(4)On September 3, 2020, Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of the company, entered into a $75.0 million delayed draw loan agreement. The delayed draw loan includes $0.3 million of unamortized debt issuance costs as of December 31, 2020.

Scheduled long-term debt repayments, including full accretion of the $170.0 million convertible notes due 2022 and of the $115.0 million convertible notes due 2024 at maturity but excluding the effects of any debt discounts and debt issuance costs, are as follows (in thousands):

Year Ending December 31,	Amount
2021	$100,313
2022	171,831
2023	1,815
2024	116,819
2025	1,804
Thereafter	38,354
Total	$430,936

The components of short-term notes payable and other borrowings are as follows (in thousands):

	December 31,
	2020	2019
Green Plains Trade:
$300.0 million revolver	$79,251	$138,204
Green Plains Grain:
$100.0 million revolver	38,700	40,000
$50.0 million inventory financing	-	-
Green Plains Commodity Management:
$30.0 million hedge line	21,682	9,608
Other	1,175	-
Total short-term notes payable and other borrowings	$140,808	$187,812

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

Green Plains Grain has entered into short-term inventory financing agreements with a financial institution. The company has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. The company had no short-term notes payable related to these inventory financing agreements as of December 31, 2020.

Green Plains Commodity Management has an uncommitted $30.0 million revolving credit facility, which matures April 30, 2023, is used to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to LIBOR plus 1.75%.

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

The delayed draw loan bears interest at a fixed rate of 5.02%, plus an interest rate premium of 1.5% until the loan is fully drawn, which must occur within the 18 month draw period. After the earlier of the 18 month draw period or the loan being fully drawn, the interest rate premium may be adjusted quarterly from 0.00% to 1.50% based on the leverage ratio of total funded debt to EBITDA of Wood River and Shenandoah. Principal payments of $1.5 million per year begin 24 months from the closing date. Prepayments are prohibited until September 2024. Financial covenants of the delayed draw loan agreement include a minimum loan to value ratio of 50%, a minimum fixed charge coverage ratio of 1.25x commencing on June 30, 2021, a total debt service reserve of six months of future principal and interest payments and a minimum working capital requirement at Green Plains of not less than $0.10 per gallon of nameplate capacity or $102.3 million. The loan is guaranteed by the company and has certain limitations on distributions, dividends or loans to Green Plains by Wood River and Shenandoah unless immediately after giving effect to such action, there will not exist any event of default.

The company also has small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a $135.0 million credit facility to fund working capital, capital expenditures and other general partnership purposes. The credit facility was amended on June 4, 2020, decreasing the size of the facility from $200.0 million to $135.0 million. The amended credit facility consists of a $130.0 million term loan and a $5.0 million revolver, and matures on December 31, 2021. The partnership made $30.0 million in principal payments on the term loan during fiscal year 2020 including $10.0 million related to the sale of the Hereford, Texas ethanol plant. As of December 31, 2020, no additional prepayments on the term loan were required or paid. Monthly principal payments of $2.5 million are required October 15, 2020 through April 15, 2021, with a step up to monthly payments of $3.2 million beginning May 15, 2021 through maturity.

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

The term loan balance, and any advances on the revolver, are subject to a floating interest rate based on a 1.0% LIBOR floor plus 4.50% to 5.25% dependent upon the preceding fiscal quarter’s consolidated leverage ratio. However, if less than $40.0 million of prepayments in excess of the scheduled monthly payments have been made prior to April 1, 2021, the term loan balance and any advances on the revolver will be subject to a floating rate based on a 1.00% Libor floor plus 5.00% to

5.75% dependent upon the preceding fiscal quarter’s consolidated leverage ratio. The unused portion of the revolver is also subject to a commitment fee of 0.50%. The credit facility also allows for swing line loans subject to the revolver availability. Swing line loans are subject to a floating interest rate based on the Prime Rate plus 3.5% to 4.25% dependent upon the preceding fiscal quarter’s consolidated leverage ratio. Under the terms of the credit facility, swing line loans must be repaid within 10 days of the date of the advance. As of December 31, 2020, the term loan had a balance of $100.0 million and an interest rate of 6.00% and there were no outstanding swing line loans.

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

The facility, which is supported by a group of financial institutions, will mature on December 31, 2021 unless extended by agreement of the lenders or replaced by another funding source. While the partnership has not yet renegotiated the credit facility or secured additional funding necessary to repay the loan, the partnership believes it is probable that it will source appropriate funding given the partnership’s consistent and stable fee-based cash flows, ongoing profitability, low debt leverage and history of obtaining financing on reasonable commercial terms. In the unlikely scenario that the partnership is unable to refinance its debt with the lenders prior to its maturity, the partnership will consider other financing sources, including but not limited to, the restructuring or issuance of new debt with a different lending group, the issuance of additional partnership units, other strategic actions to extinguish the debt, or support from the company.

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

Covenant Compliance

The company was in compliance with its debt covenants as of December 31, 2020 and 2019.

Restricted Net Assets

At December 31, 2020, there were approximately $77.7 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

13. STOCK-BASED COMPENSATION

On May 6, 2020, the shareholders of the company approved the 2019 Equity Incentive Plan which granted an additional 1.6 million shares of common stock for stock-based compensation. All shares remaining under the 2009 Equity Incentive Plan rolled into the 2019 Equity Incentive Plan effective May 6, 2020. The 2019 Equity Inventive Plan reserves 5.7 million shares of common stock for issuance to its directors and employees. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, performance share awards, and restricted and deferred stock unit awards, to be granted to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date, with no adjustments for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis.

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

•Stock Options – Stock options may be granted that can be exercised immediately in installments or at a fixed future date. Certain options are exercisable regardless of employment status while others expire following termination. Options issued to date could have been exercised immediately or at future vesting dates, and expired five to eight years after the grant date. Compensation expense for stock options that vest over time is recognized on a straight-line basis over the requisite service period.

Restricted Stock Awards and Deferred Stock Units

The non-vested restricted stock award and deferred stock unit activity for the year ended December 31, 2020, are as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2019	751,315	$17.48
Granted	650,745	9.79
Forfeited	(21,241)	16.01
Vested	(352,080)	18.83
Non-Vested at December 31, 2020	1,028,739	$12.18	1.7

Performance Share Awards

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

For performance shares which include market based factors, the company uses the Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the company in applying the Monte Carlo valuation model for performance share grants and related valuation are illustrated in the following table:

	FY 2019 Performance Awards	FY 2018 Performance Awards
Risk-free interest rate	2.45%	2.44%
Dividend yield	3.13%	2.64%
Expected volatility	41.69%	45.11%
Monte Carlo valuation	99.62%	97.39%
Closing stock price on the date of grant	$15.34	$18.15

The non-vested performance share award activity for the year ended December 31, 2020, is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2019	285,403	$16.38
Granted	232,566	10.64
Non-Vested at December 31, 2020	517,969	$13.80	1.8

Stock Options

The fair value of the stock options is estimated on the date of the grant using the Black-Scholes option-pricing model, a pricing model acceptable under GAAP. The expected life of the options is the period of time the options are expected to be outstanding. The company did not grant any stock option awards during the years ended December 31, 2020, 2019 and 2018.

The activity related to the exercisable stock options for the year ended December 31, 2020, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	10,000	$16.95	0.2	$-
Expired	(10,000)	16.95	-	-
Outstanding at December 31, 2020	-	$-	-	$-
Exercisable at December 31, 2020	-	$-	-	$-

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

The non-vested unit-based awards activity for the year ended December 31, 2020, are as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2019	22,856	$14.00
Granted	47,620	6.72
Vested	(22,856)	14.00
Non-Vested at December 31, 2020	47,620	$6.72	0.5

Stock-Based and Unit-Based Compensation Expense

Compensation costs for stock-based and unit-based payment plans during the years ended December 31, 2020, 2019 and 2018, were approximately $7.9 million, $9.7 million and $11.4 million, respectively. At December 31, 2020, there were $9.6 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 1.7 years. The potential tax benefit related to stock-based payment is approximately 24.0% of these expenses.

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

The basic and diluted EPS are calculated as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Basic EPS:
Net income (loss) from continuing operations (1)	$(108,775)	$(167,689)	$4,384
Net income from discontinued operations	-	829	11,539
Net income (loss) attributable to Green Plains	$(108,775)	$(166,860)	$15,923

Weighted average shares outstanding - basic	34,631	38,111	40,320

EPS from continuing operations - basic	$(3.14)	$(4.40)	$0.11
EPS from discontinued operations - basic	-	0.02	0.28
EPS - basic	$(3.14)	$(4.38)	$0.39

Diluted EPS: (2)
Net income (loss) from continuing operations (1)	$(108,775)	$(167,689)	$4,384
Net income from discontinued operations	-	829	11,539
Net income (loss) attributable to Green Plains	$(108,775)	$(166,860)	$15,923

Weighted average shares outstanding - basic	34,631	38,111	40,320
Effect of dilutive convertible debt:
Effect of dilutive stock-based compensation awards	-	-	934
Weighted average shares outstanding - diluted	34,631	38,111	41,254

EPS from continuing operations - diluted	$(3.14)	$(4.40)	$0.11
EPS from discontinued operations - diluted	-	0.02	0.28
EPS - diluted	$(3.14)	$(4.38)	$0.39

Anti-dilutive weighted-average convertible debt and stock-based compensation (3)	14,089	10,560	7,283

(1)Net income (loss) from continuing operations can be recalculated from the consolidated statements of operations by taking the net income (loss) from continuing operations including noncontrolling interest less net income attributable to noncontrolling interests.

(2)The effect related to interest and amortization on convertible debt on an if converted basis has been excluded from diluted EPS for the periods presented as the inclusion of these effects would have been antidilutive.

(3)The effect related to the company’s convertible debt and certain stock-based compensation awards has been excluded from diluted EPS for the periods presented as the inclusion of these shares would have been antidilutive.

15. STOCKHOLDERS’ EQUITY

Treasury Stock

The company holds 11.8 million shares of its common stock at a cost of $131.3 million. Treasury stock is recorded at cost and reduces stockholders’ equity in the consolidated balance sheets. When shares are reissued, the company will use the weighted average cost method for determining the cost basis. The difference between the cost and the issuance price is added or deducted from additional paid-in capital.

Share Repurchase Program

The company’s board of directors authorized a share repurchase program of up to $200.0 million. Under the program, the company may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by its management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The company repurchased 880,979 shares of common stock for approximately $11.5 million during 2020. Since inception, the company has repurchased 7,396,936 shares of common stock for approximately $92.8 million under the program.

Dividends

On June 18, 2019, the company announced that its board of directors decided to suspend its future quarterly cash dividend following the June 14, 2019 dividend payment, in order to retain and redirect cash flow to the company’s Project 24 operating expense equalization plan, the deployment of high-protein technology and its stock repurchase program.

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement provides for a quarterly distribution to be paid within 45 days after the end of the quarter, provided the partnership has sufficient available cash. Available cash generally means, all cash and cash equivalents on hand at the end of that quarter less cash reserves established by the general partner of the partnership plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. On January 21, 2021, the board of directors of the general partner of the partnership declared a cash distribution of $0.12 per unit on outstanding common units. The distribution is payable on February 12, 2021, to unitholders of record at the close of business on February 5, 2021.

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income are associated primarily with gains and losses on derivative financial instruments. Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Year Ended December 31,			Statements of Operations
	2020	2019	2018	Classification
Gains (losses) on cash flow hedges:
Commodity derivatives	$5,538	$-	$3,648	(1)
Commodity derivatives	(2,115)	-	1,258	(2)
Total gains on cash flow hedges from continuing operations	3,423	-	4,906	(3)

Gains (losses) on cash flow hedges from discontinued operations, net of income taxes	-	38,795	(10,092)	(4)

Income tax expense	857	-	1,483	(5)
Amounts reclassified from accumulated other comprehensive income (loss)	$2,566	$38,795	$(6,669)

(1)Revenues

(2)Costs of goods sold

(3)Income (loss) from continuing operations before income taxes and income (loss) from equity method investees

(4)Net income from discontinued operations, net of income taxes

(5)Income tax benefit

At December 31, 2020 and 2019, the company’s consolidated balance sheets reflected unrealized losses of $2.2 million and $11.1 million, net of tax, in accumulated other comprehensive loss, respectively.

16. RESTRUCTURING ACTIVITIES

In the second quarter of 2018, the company announced its portfolio optimization program of which one of the five strategic objectives was to reduce controllable expenses. As part of the program, the company implemented a workforce reduction at certain of its facilities, including its corporate location. The associated severance costs were recognized at the time both the employee and employer were irrevocably committed to the terms of the separation. As of December 31, 2018, the company recognized a $4.2 million charge for such workforce reductions it had implemented through that date with $3.8 million classified as selling, general and administrative expense and $0.4 million classified as costs of goods sold. Of the $4.2 million charge, $3.1 million was recorded in corporate activities, $0.7 million was recorded in the agribusiness and energy services segment, $0.4 million was recorded in the ethanol production segment. Approximately $2.7 million of the total charge was included in accrued liabilities as of December 31, 2018 and paid in full during 2019.

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

The CARES Act was signed into law on March 27, 2020. The CARES Act includes several significant business tax provisions including elimination of the taxable limit for certain net operating losses (“NOL”), allowing businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior tax years, accelerating refunds of previously generated corporate AMT credits, and loosening the business interest limitation under §163(j) from 30% to 50%. The CARES Act also contains an employee retention credit to encourage employers to maintain headcounts even if employees cannot report to work because of issues related to COVID-19. In the second quarter of 2020, the company filed its preliminary 2019 federal income tax return, as well as a refund claim with the IRS to carry back our 2019 NOL to prior years. In the fourth quarter of 2020 the company filed its final 2019 federal income tax return and trued-up our 2019 NOL. The company recorded an income tax benefit of approximately $41.6 million related to the CARES Act including adjustments to certain valuation allowances.

Green Plains Partners is a limited partnership, which is treated as a flow-through entity for federal income tax purposes and is not subject to federal income taxes. As a result, the consolidated financial statements do not reflect such income taxes on pretax income or loss attributable to the noncontrolling interest in the partnership.

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current	$(37,047)	$(2,177)	$7,758
Deferred	(13,336)	(18,881)	(24,484)
Total	(50,383)	(21,058)	(16,726)
Less: Income tax expense - discontinued operations	-	258	3,421
Income tax benefit - continuing operations	$(50,383)	$(21,316)	$(20,147)

Differences between income tax expense from continuing operations at the statutory federal income tax rate and as presented on the consolidated statements of operations are summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax expense at federal statutory rate	$(33,698)	$(36,317)	$1,060
State income tax expense, net of federal benefit	(802)	(7,839)	702
Nondeductible compensation	421	762	921
Noncontrolling interests	(4,015)	(3,961)	(4,370)
Unrecognized tax benefits	(28)	36	15,148
R&D credits	-	(323)	(34,979)
Increase in valuation allowance	6,279	25,314	-
Disposition of subsidiary	-	(373)	(1,022)
Tax Cuts and Jobs Act impact	-	-	278
Stock compensation	721	369	993
Audit adjustments	-	-	559
Amended return adjustments	(19,786)	-	374
Other	525	1,016	189
Income tax benefit	$(50,383)	$(21,316)	$(20,147)

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards - Federal	$11,670	$27,935
Net operating loss carryforwards - State	10,875	8,788
Tax credit carryforwards - Federal	64,081	49,937
Tax credit carryforwards - State	7,369	7,750
Derivative financial instruments	-	342
Deferred revenue	149	795
Interest expense carryforward	6,609	5,539
Investment in partnerships	45,519	46,774
Inventory valuation	290	1,560
Stock-based compensation	1,439	1,347
Accrued expenses	5,351	4,325
Leases	7,958	6,993
Organizational and start-up costs	1,047	-
Other	337	51
Total	162,694	162,136
Valuation allowance	(43,336)	(33,337)
Total deferred tax assets	119,358	128,799

Deferred tax liabilities:
Convertible debt	(9,154)	(12,266)
Fixed assets	(104,364)	(107,909)
Derivative financial instruments	(724)	-
Organizational and start-up costs	-	(4,484)
Right-of-use assets	(5,116)	(4,140)
Total deferred tax liabilities	(119,358)	(128,799)
Deferred income taxes	$-	$-

At December 31, 2020, the company has federal R&D credits of $67.8 million which will begin to expire in 2033. The company also has $7.4 million of state credits which will expire beginning in 2021. The company has federal net operating losses of $11.7 million which do not have an expiration date.

The company increased the valuation allowance associated with its net deferred tax assets due to uncertainty that it will realize these assets in the future. The valuation allowance on deferred tax assets was recognized as a result of negative evidence, including cumulative losses in recent years, outweighing the more subjective positive evidence. Management considers whether it is more likely than not that some or all of the deferred tax assets will be realized, which is dependent on the generation of future taxable income and other tax attributes during the periods those temporary differences become deductible. Scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies are considered to make this assessment. The company will continue to regularly assess the realizability of deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause the company to adjust its valuation allowance on deferred tax assets, which would impact the company’s results of operations in the period it is determined that these factors have changed.

The company’s federal income tax returns for the tax years ended December 31, 2014 and 2017 are currently under audit. The company’s federal returns for the tax years ended December 31, 2015, 2016, 2018 and 2019 are still subject to audit. A reconciliation of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2020	$51,596
Additions for prior year tax positions	27
Additions for current year tax positions	(54)
Balance at December 31, 2020	$51,569

Recognition of these tax benefits would favorably impact the company’s effective tax rate. Unrecognized tax benefits of $51.6 million include $51.4 million recorded as a reduction of the deferred asset associated with the federal tax credit carryforwards. Interest and penalties associated with uncertain tax positions are accrued as part of income taxes payable.

As a result of delays due to the COVID-19 pandemic, the progress of our ongoing 2014 federal audit has been significantly impacted. While progress has been slow, we believe it is reasonably possible that approximately $23.0 million in unrecognized tax benefits related to R&D credits may be settled within the coming year as a result of the ongoing federal audit. In addition, the results of the current audit may cause the company to significantly increase or decrease the unrecognized tax benefits associated with R&D credits for periods not under audit. At this time, the company does not have enough information to be able to reasonably estimate the potential impact.

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

Lease Expense

The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to 16.9 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.

The company may sublease certain of its railcars to third parties on a short-term basis. The subleases are classified as operating leases, with the associated sublease income being recognized on a straight-line basis over the lease term.

The components of lease expense are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Lease expense
Operating lease expense	$20,771	$20,806
Variable lease expense (1)	1,681	824
Total lease expense	$22,452	$21,630

(1)Represents amounts incurred in excess of the minimum payments required for a certain building lease and for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,864	$21,459

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	32,713	11,176

Right-of-use assets and lease obligations derecognized due to lease modifications:
Operating leases	5,176	1,726

Supplemental balance sheet information related to operating leases is as follows:

	2020	2019
Weighted average remaining lease term	6.2 years	6.6 years

Weighted average discount rate	4.55%	5.46%

Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of December 31, 2020 are as follows (in thousands):

Year Ending December 31,	Amount
2021	$17,303
2022	15,289
2023	11,711
2024	9,902
2025	6,441
Thereafter	15,350
Total	75,996
Less: Present value discount	(11,545)
Lease liabilities	$64,451

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

Commodities

As of December 31, 2020, the company had contracted future purchases of grain, corn oil, natural gas, ethanol and distillers grains, valued at approximately $302.8 million.

Legal

The company is currently involved in litigation that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

19. EMPLOYEE BENEFIT PLANS

The company offers eligible employees a comprehensive employee benefits plan that includes health, dental, vision, life and accidental death, short-term disability and long-term disability insurance, and flexible spending accounts. The company also offers a 401(k) plan enabling eligible employees to save for retirement on a tax-deferred basis up to the limits allowed under the Internal Revenue Code and matches up to 4% of eligible employee contributions. Employee and employer contributions are 100% vested immediately. Employer contributions to the 401(k) plan for the years ended December 31, 2020, 2019 and 2018 were $1.5 million, $1.6 million and $2.0 million, respectively.

The company contributes to a defined benefit pension plan. Since January of 2009, the benefits under the plan were frozen; however, the company remains obligated to ensure the plan is funded according to its requirements. As of December 31, 2020, the plan’s assets were $5.6 million and liabilities were $6.8 million. At December 31, 2020 and 2019, net liabilities of $1.2 million were included in other liabilities on the consolidated balance sheets, respectively.

20. RELATED PARTY TRANSACTIONS

Green Plains Cattle Company LLC

The company engaged in certain related party transactions with GPCC, which was considered a related party until the fourth quarter of 2020 at which time the company’s remaining 50% interest was sold. The company provided a variety of shared services to GPCC, including accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. The company reduced selling, general and administrative expenses by $1.2 million and $0.5 million related to shared services provided for the years ended December 31, 2020 and 2019, respectively. The company had $2.2 million outstanding receivables related to the shared service agreement and expenses paid on behalf of GPCC as of December 31, 2019.

Green Plains Trade Group, a subsidiary of the company, enters into certain sale contracts with GPCC during the normal course of business. Related party revenues associated with GPCC were $8.2 million and $4.0 million for the years ended December 31, 2020 and 2019, respectively.

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

Aircraft Leases

The company entered into two agreements with an entity controlled by Wayne Hoovestol for the lease of two aircrafts. Mr. Hoovestol is chairman of the company’s board of directors. Given the limited amount of travel during fiscal year 2020, the companies have agreed to defer the monthly payment until excess carryover hours are used. As of December 31, 2020, the company has approximately 61 hours of flight time available to be used. Once used, the company agreed to pay $11,588 per month for the combined use of up to 125 hours per year of the aircrafts. Flight time in excess of 125 hours per year will incur additional hourly charges. During the years ended December 31, 2020, 2019 and 2018, payments related to these leases totaled $56 thousand, $129 thousand and $159 thousand, respectively. The company had no outstanding payables related to these agreements at December 31, 2020 and $17 outstanding payables related to these agreements at December 31, 2019.

21. EQUITY METHOD INVESTMENTS

Green Plains Cattle Company LLC

On September 1, 2019, the company formed a joint venture with TGAM and StepStone. Such parties entered into the Second Amended and Restated Limited Liability Company Agreement of GPCC effective as of September 1, 2019. GPCC was previously a wholly owned subsidiary of Green Plains. Green Plains also entered into a Securities Purchase Agreement with TGAM and StepStone, whereby TGAM and StepStone purchased an aggregate of 50% of the membership interests of GPCC from Green Plains. After closing, GPCC was no longer consolidated in the company’s consolidated financial statements and the GPCC investment was accounted for using the equity method of accounting. GPCC results prior to its disposition are classified as discontinued operations in our current and prior period financials.

GPCC conducts the business of the joint venture, including (i) owning and operating the cattle feeding operations (as defined below), and (ii) any other activities approved by GPCC’s board of managers. GPCC continues to have the capacity to support 355,000 head of cattle and has approximately 24.1 million bushels of grain storage capacity.

The company did not consolidate any part of the assets or liabilities or operating results of its equity method investee. The company’s share of net income or loss in the investee increased or decreased, as applicable, the carrying value of the investment. With respect to GPCC, the company determined that this entity did not represent a variable interest entity and consolidation was not required. In addition, although the company had the ability to exercise significant influence over the joint venture through board representation and voting rights, all significant decisions required the consent of the other investors without regard to economic interest.

On October 1, 2020, the company sold its remaining 50% joint venture interest in GPCC to AGR, TGAM Agribusiness Fund LP and StepStone for $80.5 million in cash, plus closing adjustments. The transaction resulted in a reduction in other assets of $69.7 million as a result of removal of the equity method investment in GPCC, and a reduction in accumulated other comprehensive income (loss) of $10.7 million as a result of the removal of the company’s share of equity method investees accumulated other comprehensive loss.

Summarized Financial Information

Our equity method investments are summarized in the following table (in thousands):

	Ownership as of	Year Ended December 31,
	December 31, 2020	2020	2019
Green Plains Cattle Company LLC (1)	0%	$-	$64,161
Other	Various	3,994	4,837
Total		$3,994	$68,998

(1)The equity method investment in GPCC is impacted by the effect of deferred gains or losses on cattle sale contracts designated in a cash flow hedge relationship. Pretax accumulated other comprehensive loss for GPCC was $16.2 million as of December 31, 2019.

Earnings from equity method investments, net of income taxes, were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Green Plains Cattle Company LLC (1)	$20,531	$2,839	$-
All others	562	(42)	(596)
Total income (loss) from equity method investments, net of income taxes	$21,093	$2,797	$(596)

Distributions from equity method investments	$27,910	$320	$-

Earnings from equity method investments, net of distributions	$(6,817)	$2,477	$(596)

(1)Pretax equity method earnings of GPCC were $27.0 and $3.8 million for the years ended December 31, 2020 and 2019.

The company reports its proportional share of equity method investment income (loss) in the consolidated statements of operations. The company’s share of equity method investees other comprehensive income arising during the period is included in accumulated other comprehensive loss in the consolidated balance sheet.

The following table present summarized information of GPCC.

	December 31, 2020 (1)	December 31, 2019 (1)
Total revenues	$747,824	$370,383
Total operating expenses	693,753	362,878
Net income	$54,071	$7,505

(1)GPCC equity method treatment began on September 1, 2019 and ended on October 1, 2020. As such, fiscal year 2020 includes nine months of GPCC operations while fiscal year 2019 includes four months of GPCC operations.

December 31, 2019
Balance sheet:
Current assets	$516,324
Noncurrent assets	73,922
Current liabilities	461,534
Noncurrent liabilities	390
Net assets	$128,322

22. QUARTERLY FINANCIAL DATA (Unaudited)

The following table includes unaudited financial data for each of the quarters within the years ended December 31, 2020 and 2019 (in thousands, except per share amounts), which is derived from the company’s consolidated financial statements. In management’s opinion, the financial data reflects all of the adjustments necessary for a fair presentation of the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020 (1)	March 31, 2020
Revenues	$478,764	$424,062	$388,024	$632,869
Costs and expenses (2)	513,559	438,267	407,392	687,197
Operating loss	(34,795)	(14,205)	(19,368)	(54,328)
Other expense	(10,403)	(10,154)	(9,609)	(8,268)
Income tax benefit (expense) (3)	1,922	(7,280)	11,458	44,283
Net loss from continuing operations including noncontrolling interest	(43,100)	(30,733)	(5,474)	(10,347)
Net loss attributable to Green Plains	$(49,630)	$(34,486)	$(8,214)	$(16,445)

Basic and diluted earnings per share attributable to Green Plains (3):	$(1.43)	$(1.00)	$(0.24)	$(0.47)

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues	$715,677	$632,350	$630,570	$438,641
Costs and expenses	730,599	674,715	677,215	477,279
Operating loss	(14,922)	(42,365)	(46,645)	(38,638)
Other expense	(2,286)	(9,694)	(10,759)	(7,633)
Income tax benefit (expense) (4)	(19,514)	12,565	15,322	12,943
Net income (loss) from continuing operations including noncontrolling interest	(34,459)	(38,850)	(42,118)	(33,402)
Net income (loss) from discontinued operations, net of income taxes	-	3,359	1,939	(4,469)
Net income (loss) attributable to Green Plains	$(39,749)	$(38,970)	$(45,342)	$(42,799)

Basic and diluted earnings per share (5):
Loss per share from continuing operations	$(1.13)	$(1.15)	$(1.18)	$(0.95)
Income (loss) per share from discontinued operations	-	0.09	0.05	(0.11)
Loss per share attributable to Green Plains	$(1.13)	$(1.06)	$(1.13)	$(1.06)

(1)During the third quarter of 2020, the company identified an immaterial issue which resulted in the overstatement of both revenues and cost of goods sold within the agribusiness and energy services segment as previously reported for the three and six months ended June 30, 2020. The second quarter revenues and cost of goods sold reflected in the quarterly financial data have been revised to correct these amounts.

(2)The fourth quarter of 2020 includes a pretax loss on sale of assets, net of $22.4 million related to the sale of the Hereford, Texas ethanol plant and a loss related to GPCC of $0.5 million. The third quarter of 2020 includes a gain of $2.0 million related to GPCC. The first quarter of 2020 includes a goodwill impairment charge of $24.1 million.

(3)The fourth quarter of 2020 includes the recognition of a $8.5 million valuation allowance which impacted income tax expense.

(4)The fourth quarter of 2019 includes the recognition of a $25.9 million valuation allowance which impacted income tax expense.

(5)Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the total year.

23. SUBSEQUENT EVENTS

BlackRock Note Facility

On February 9, 2021, Green Plains SPE LLC, a wholly owned subsidiary of the company and a special purpose entity (the Issuer) completed a $125.0 million, 5-year mezzanine note facility with funds and accounts managed by BlackRock. The proceeds will be used initially to support the construction and deployment of Ultra-High Protein technology and production at the Obion, Tennessee and Mount Vernon, Indiana facilities.

The junior secured mezzanine notes will mature on February 9, 2026 and are secured via first lien in the membership interests and real property of Green Plains Obion LLC and Green Plains Mount Vernon LLC. The Notes accrue interest at an annual rate of 11.75%. The Issuer may elect to pay an amount in cash equal to interest accruing at a rate of 6.00% per annum plus an amount equal to interest accruing at a rate of 6.75% per annum to be paid in kind. The entire outstanding principal balance, plus any accrued and unpaid interest is due upon maturity. Pursuant to the Indenture, the Issuer is required to comply with certain financial covenants regarding minimum liquidity and a maximum aggregate loan to value. The Notes can be retired or refinanced after 42 months with no prepayment premium. The Notes are guaranteed by the Company and have certain limitations on distributions, dividends or loans to Green Plains unless there will not exist any event of default. The Indenture provides for customary events of default. Additionally, as part of the transaction, BlackRock acquired 2,000,000 warrants for Green Plains stock (each warrant equal to one share of stock) with a strike price of $22.00 per share, which expire on February 9, 2026.

Disposition of Ord Ethanol Plant

On January 25, 2021, the company entered into an Asset Purchase Agreement to sell its ethanol plant located in Ord, Nebraska to GreenAmerica Biofuels Ord LLC. The transaction involves the disposition of 65 million gallons of nameplate capacity, and is being sold for $64.0 million, plus an estimated $6.0 million of related working capital. Correspondingly, the partnership entered into an Asset Purchase Agreement to sell its storage assets located adjacent to the Ord plant to the company for $27.0 million, which will be used to pay down debt, along with the transfer of associated railcar operating leases. As part of this transaction, upon closing, the quarterly storage and throughput minimum volume commitment with Green Plains Trade will be reduced to 217.7 mmg per quarter and the storage and throughput agreement with Green Plains Trade will be extended an additional year to June 30, 2029. The transaction is anticipated to close within 45 days, subject to customary closing conditions.