Form 10-Q
period 2021-03-31
Green Plains Inc.
filed 2021-05-04
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

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

☐ Yes ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of April 29, 2021, was 44,626,860 shares.

Commonly Used Defined Terms

Green Plains Inc. and Subsidiaries:

Green Plains; the company	Green Plains Inc. and its subsidiaries
BioProcess Algae	BioProcess Algae LLC
FQT	Fluid Quip Technologies, LLC
Green Plains Cattle; GPCC	Green Plains Cattle Company LLC
Green Plains Commodity Management	Green Plains Commodity Management LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Mount Vernon; Mount Vernon	Green Plains Mount Vernon LLC
Green Plains Obion; Obion	Green Plains Obion LLC
Green Plains Partners; the partnership	Green Plains Partners LP
Green Plains Shenandoah; Shenandoah	Green Plains Shenandoah LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Wood River; Wood River	Green Plains Wood River LLC

Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
SEC	Securities and Exchange Commission

Industry and Other Defined Terms:

CAFE	Corporate Average Fuel Economy
CARB	California Air Resources Board
the CARES Act	Coronavirus Aid, Relief, and Economic Security Act
COVID-19	Coronavirus Disease 2019
CST	Clean Sugar Technology
DOE	Department of Energy
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
GNS	Grain Neutral Spirits
MmBtu	Million British Thermal Units
Mmg	Million gallons
MTBE	Methyl tertiary-butyl ether
MVC	Minimum volume commitment
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
SRE	Small refinery exemption
U.S.	United States
USDA	U.S. Department of Agriculture

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$446,833	$233,860
Restricted cash	207,593	40,950
Accounts receivable, net of allowances of $198 and $143, respectively	62,519	55,568
Income taxes receivable	483	661
Inventories	258,759	269,491
Prepaid expenses and other	14,988	16,531
Derivative financial instruments	19,365	25,292
Total current assets	1,010,540	642,353
Property and equipment, net of accumulated depreciation and amortization of $523,375 and $530,194, respectively	799,546	801,690
Operating lease right-of-use assets	64,597	61,883
Other assets	69,943	72,991
Total assets	$1,944,626	$1,578,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$92,972	$140,058
Accrued and other liabilities	36,236	38,471
Derivative financial instruments	41,098	20,265
Operating lease current liabilities	15,627	14,902
Short-term notes payable and other borrowings	174,104	140,808
Current maturities of long-term debt	61,442	98,052
Total current liabilities	421,479	452,556
Long-term debt	537,880	287,299
Operating lease long-term liabilities	51,682	49,549
Other liabilities	13,056	12,849
Total liabilities	1,024,097	802,253

Commitments and contingencies (Note 13)

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 56,452,866 and 47,470,505 shares issued, and 44,639,705 and 35,657,344 shares outstanding, respectively	56	47
Additional paid-in capital	882,949	740,889
Retained earnings	44,248	39,375
Accumulated other comprehensive loss	(8,398)	(2,172)
Treasury stock, 11,813,161 shares	(131,287)	(131,287)
Total Green Plains stockholders' equity	787,568	646,852
Noncontrolling interests	132,961	129,812
Total stockholders' equity	920,529	776,664
Total liabilities and stockholders' equity	$1,944,626	$1,578,917

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues
Product revenues	$551,980	$631,581
Service revenues	1,660	1,288
Total revenues	553,640	632,869

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	509,233	617,228
Operations and maintenance expenses	5,754	6,160
Selling, general and administrative expenses	23,518	21,638
Gain on sale of assets, net	(36,893)	-
Goodwill impairment	-	24,091
Depreciation and amortization expenses	20,681	18,080
Total costs and expenses	522,293	687,197
Operating income (loss)	31,347	(54,328)

Other income (expense)
Interest income	30	593
Interest expense	(31,679)	(9,697)
Other, net	10	836
Total other expense	(31,639)	(8,268)
Loss before income taxes and income from equity method investees	(292)	(62,596)
Income tax benefit (expense)	(1,862)	44,283
Income from equity method investees, net of income taxes	175	7,966
Net loss	(1,979)	(10,347)
Net income attributable to noncontrolling interests	4,566	6,098
Net loss attributable to Green Plains	$(6,545)	$(16,445)

Earnings per share:
Net loss attributable to Green Plains - basic and diluted	$(0.17)	$(0.47)

Weighted average shares outstanding:
Basic and diluted	37,695	34,665

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(1,979)	$(10,347)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during the period, net of tax benefit (expense) of $1,527 and ($1,447), respectively	(4,849)	4,532
Reclassification of realized gains on derivatives, net of tax expense of $434 and $1,432, respectively	(1,377)	(4,485)
Other comprehensive income (loss), net of tax	(6,226)	47
Share of equity method investees other comprehensive income (loss) arising during the period, net of tax benefit (expense) of $0 and ($13,359), respectively	-	41,956
Total other comprehensive income (loss), net of tax	(6,226)	42,003
Comprehensive income (loss)	(8,205)	31,656
Comprehensive income attributable to noncontrolling interests	4,566	6,098
Comprehensive income (loss) attributable to Green Plains	$(12,771)	$25,558

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,979)	$(10,347)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,681	18,080
Amortization of debt issuance costs and debt discount	2,672	5,099
Gain on sale of assets, net	(36,303)	-
Loss on extinguishment of convertible notes	22,100	-
Goodwill impairment	-	24,091
Deferred income taxes	1,960	(23,895)
Stock-based compensation	882	1,324
Income from equity method investees, net of income taxes	(175)	(7,966)
Distribution from equity method investees, net of income taxes	-	3,247
Other	(82)	6
Changes in operating assets and liabilities before effects of business combinations and dispositions:
Accounts receivable	(6,874)	72,684
Inventories	332	38,626
Derivative financial instruments	18,574	(32,290)
Prepaid expenses and other assets	917	1,135
Accounts payable and accrued liabilities	(62,032)	(58,652)
Current income taxes	177	(13,251)
Other	2,169	(114)
Net cash provided by (used in) operating activities	(36,981)	17,777

Cash flows from investing activities:
Purchases of property and equipment, net	(31,524)	(38,792)
Proceeds from the sale of assets, net	73,846	-
Other investing activities	-	(1,098)
Net cash provided by (used in) investing activities	42,322	(39,890)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	355,000	-
Payments of principal on long-term debt	(135,835)	(21)
Proceeds from short-term borrowings	686,486	820,264
Payments on short-term borrowings	(691,166)	(844,316)
Payments on extinguishment of convertible debt	(20,861)	-
Payments for repurchase of common stock	-	(11,479)
Payments of cash distributions	(1,395)	(5,498)
Proceeds from issuance of common stock, net	191,134	-
Payments of loan fees	(8,614)	-
Payments related to tax withholdings for stock-based compensation	(3,804)	(1,209)
Other financing activities	3,330	-
Net cash provided by (used in) financing activities	374,275	(42,259)

Net change in cash, cash equivalents and restricted cash	379,616	(64,372)
Cash, cash equivalents and restricted cash, beginning of period	274,810	269,896
Cash, cash equivalents and restricted cash, end of period	$654,426	$205,524

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Three Months Ended March 31,
	2021	2020
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$446,833	$194,333
Restricted cash	207,593	11,191
Total cash, cash equivalents and restricted cash	$654,426	$205,524

Supplemental investing activities:
Assets disposed of in sale	$35,317	$-
Less: liabilities relinquished	(415)	-
Net assets disposed	$34,902	$-

Supplemental disclosures of cash flow:
Cash refunded for income taxes	$(106)	$(4,663)
Cash paid for interest	$8,688	$8,683
Cash premium paid for extinguishment of convertible notes	$20,861	$-

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

Consolidated Financial Statements

The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis. The company owns a 48.9% limited partner interest and a 2.0% general partner interest in Green Plains Partners LP. Public investors own the remaining 49.1% limited partner interest in the partnership. The company determined that the limited partners in the partnership with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact partnership’s economic performance; therefore, the partnership is considered a variable interest entity. The company, through its ownership of the general partner interest in the partnership, has the power to direct the activities that most significantly affect economic performance and is obligated to absorb losses and has the right to receive benefits that could be significant to the partnership. Therefore, the company is considered the primary beneficiary and consolidates the partnership in the company’s financial statements. The assets of the partnership cannot be used by the company for general corporate purposes. The partnership’s consolidated total assets as of March 31, 2021 and December 31, 2020, excluding intercompany balances, are $91.3 million and $91.2 million, respectively, and primarily consist of property and equipment, operating lease right-of-use assets and goodwill. The partnership’s consolidated total liabilities as of March 31, 2021 and December 31, 2020, excluding intercompany balances, are $116.0 million and $151.2 million, respectively, which primarily consist of current maturities of long-term debt as discussed in Note 8 – Debt and operating lease liabilities. The liabilities recognized as a result of consolidating the partnership do not represent additional claims on our general assets.

The company also owns a majority interest in BioProcess Algae, a joint venture formed in 2008 as well as a majority interest in Fluid Quip Technologies, LLC with their results being consolidated in our consolidated financial statements.

The accompanying unaudited consolidated financial statements are prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Because they do not include all of the information and notes required by GAAP, the consolidated financial statements should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 16, 2021.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not affect total revenues, costs and expenses or net income. See Note 8 – Debt and Note 11 – Stockholders’ Equity for further details.

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

Description of Business

The company operates within four business segments: (1) ethanol production, which includes the production of ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and ingredients, which includes food-grade corn oil and (4) partnership, which includes fuel storage and transportation services. The food and ingredients segment, had no activity during the three months ended March 31, 2021 and 2020.

Cash and Cash Equivalents

Cash and cash equivalents includes bank deposits as well as short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash

The company has restricted cash, which can only be used for funding letters of credit, for payment towards a revolving credit agreement, or for capital expenditures as specified in certain credit facility agreements. Restricted cash also includes cash margins and securities pledged to commodity exchange clearinghouses and at times, funds in escrow related to acquisition and disposition activities. To the degree these segregated balances are cash and cash equivalents, they are considered restricted cash on the consolidated balance sheets.

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

Revenues related to the design, engineering and installation of equipment are recognized over the term of the related contracts as equipment is delivered and installed and services are performed.

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

Derivative Financial Instruments

The company uses various derivative financial instruments, including exchange-traded futures and exchange-traded and over-the-counter options contracts, to attempt to minimize risk and the effect of commodity price changes including but not limited to, corn, ethanol, natural gas, soybean meal and soybean oil. The company monitors and manages this exposure as part of its overall risk management policy to reduce the adverse effect market volatility may have on its operating results. The company may hedge these commodities as one way to mitigate risk; however, there may be situations when these hedging activities themselves result in losses.

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

Recent Accounting Pronouncements

On January 1, 2021, the company early adopted the amended guidance in ASC 470-20, Debt - Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity - Accounting for Convertible Instruments and Contracts in an Equity’s Own Equity. The adoption of this guidance resulted in a $49.5 million decrease in additional paid-in capital, an $11.4 million increase in retained earnings and a $38.1 million increase in long-term debt, which included a $39.4 million increase in debt principal offset by a $1.3 million increase in debt issuance costs, resulting from amounts previously bifurcated to equity being reclassified to debt. See Note 8 – Debt and Note 11 – Stockholders’ Equity for further details.

In March 2020, the FASB issued amended guidance in ASC 848, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and a subsequent update in January 2021, which provides optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates. The expedients and exceptions provided by the amended guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The guidance is effective upon issuance and to be applied prospectively from any date beginning March 12, 2020 through December 31, 2022. The amended guidance is not expected to have a material impact on the company’s consolidated financial statements.

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

Revenue by Source

The following tables disaggregate revenue by major source (in thousands):

	Three Months Ended March 31, 2021
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$-	$-	$-	$-	$-
Distillers grains	3,613	-	-	-	3,613
Corn oil	-	-	-	-	-
Service revenues	563	-	1,057	-	1,620
Other	4,062	826	-	-	4,888
Intersegment revenues	-	-	2,006	(2,006)	-
Total revenues from contracts with customers	8,238	826	3,063	(2,006)	10,121
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	289,585	75,912	-	-	365,497
Distillers grains	95,694	9,239	-	-	104,933
Corn oil	14,540	4,811	-	-	19,351
Grain	-	12,170	-	-	12,170
Other	15,665	25,863	-	-	41,528
Intersegment revenues	-	5,123	-	(5,123)	-
Total revenues from contracts accounted for as derivatives	415,484	133,118	-	(5,123)	543,479
Leasing revenues under ASC 842 (2):	-	-	17,343	(17,303)	40
Total Revenues	$423,722	$133,944	$20,406	$(24,432)	$553,640

	Three Months Ended March 31, 2020
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$-	$-	$-	$-	$-
Distillers grains	16,475	-	-	-	16,475
Service revenues	-	-	1,179	-	1,179
Other	2,959	390	-	-	3,349
Intersegment revenues	25	-	2,074	(2,099)	-
Total revenues from contracts with customers	19,459	390	3,253	(2,099)	21,003
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	367,092	126,093	-	-	493,185
Distillers grains	72,527	4,709	-	-	77,236
Corn oil	14,684	5,730	-	-	20,414
Grain	6	7,950	-	-	7,956
Other	1,957	11,009	-	-	12,966
Intersegment revenues	-	7,308	-	(7,308)	-
Total revenues from contracts accounted for as derivatives	456,266	162,799	-	(7,308)	611,757
Leasing revenues under ASC 842 (2):	-	-	17,018	(16,909)	109
Total Revenues	$475,725	$163,189	$20,271	$(26,316)	$632,869

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

Major Customers

Revenue from Customer A represented 13% and 19% of total revenues for the three months ended March 31, 2021 and 2020, respectively.

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of a Majority Interest in Fluid Quip Technologies, LLC

On December 9, 2020, the company acquired a majority interest in Fluid Quip Technologies, LLC. During the three months ended March 31, 2021, there were no material changes to the preliminary purchase price allocation or assets acquired and liabilities assumed.

Disposition of Ord Ethanol Plant

On March 22, 2021, the company completed the sale of the plant located in Ord, Nebraska and certain related assets, to GreenAmerica Biofuels Ord LLC (the “Ord Transaction”) for a sale price of $64.0 million, plus working capital of $9.8 million. Correspondingly, the company entered into a separate asset purchase agreement with the Partnership to acquire the storage assets and assign the rail transportation assets to be disposed of in the Ord Transaction for $27.0 million, which was used to pay down a portion of the Partnership’s credit facility. In addition, as of March 31, 2021, the company had a payable of $0.5 million for amounts owed to the Partnership as a result of a purchase price adjustment based on additional railcars being transferred to GreenAmerica Biofuels Ord LLC as part of the transaction. The divested assets were reported within the company’s ethanol production, agribusiness and energy services and partnership segments. The company recorded a pretax gain on the sale of the Ord plant of $36.9 million recorded within corporate activities.

The asset and liabilities of the Ord ethanol plant at closing on March 22, 2021 were as follows: (in thousands):

Amounts of Identifiable Assets Disposed and Liabilities Relinquished
Inventory	$10,400
Prepaid expenses and other	632
Property and equipment	24,285

Accrued and other liabilities	(415)
Total identifiable net assets disposed	$34,902

The amounts reflected above represent working capital estimates, including an adjustment of $0.4 million subsequent to the initial sale, which are considered preliminary until contractual post-closing working capital adjustments are finalized. The operating lease right-of-use assets and lease liabilities associated with the railcar operating leases, currently estimated at approximately $2.0 million, respectively, will be extinguished upon the assignment of the associated leases to GreenAmerica Biofuels Ord LLC, which had not yet occurred as of March 31, 2021.

Disposition of Hereford Ethanol Plant

On December 28, 2020, the company completed the sale of the plant located in Hereford, Texas, and certain related assets, to Hereford Ethanol Partners, L.P. There were no material changes to the assets disposed and liabilities relinquished from the disposition of the Hereford plant during the three months ended March 31, 2021.

Disposition of Equity Interest in Green Plains Cattle Company LLC

On October 1, 2020, the company sold its remaining 50% joint venture interest in GPCC to AGR Partners LLC, TGAM Agribusiness Fund LP and StepStone Atlantic Fund, LP.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at March 31, 2021
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$446,833	$-	$446,833
Restricted cash	207,593	-	207,593
Inventories carried at market	-	69,132	69,132
Unrealized gains on derivatives	-	19,365	19,365
Other assets	111	42	153
Total assets measured at fair value	$654,537	$88,539	$743,076

Liabilities:
Accounts payable (1)	$-	$20,281	$20,281
Unrealized losses on derivatives	-	6,313	6,313
Total liabilities measured at fair value	$-	$26,594	$26,594

	Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$233,860	$-	$233,860
Restricted cash	40,950	-	40,950
Inventories carried at market	-	77,900	77,900
Unrealized gains on derivatives	-	21,956	21,956
Other assets	112	29	141
Total assets measured at fair value	$274,922	$99,885	$374,807

Liabilities:
Accounts payable (1)	$-	$19,355	$19,355
Unrealized losses on derivatives	-	10,997	10,997
Total liabilities measured at fair value	$-	$30,352	$30,352

(1)Accounts payable is generally stated at historical amounts with the exception of $20.3 million and $19.4 million at March 31, 2021 and December 31, 2020, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

The company believes the fair value of its debt approximated book value at March 31, 2021. The fair value of the company’s debt was approximately $535.9 million compared with a book value of $526.2 million at December 31, 2020. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair values of its accounts receivable approximated book value, which was $62.5 million and $55.6 million at March 31, 2021 and December 31, 2020, respectively.

Although the company currently does not have any recurring Level 3 financial measurements, the fair values of tangible and intangible assets and goodwill acquired represent Level 3 measurements which were derived using a combination of the income approach, market approach and cost approach for the specific assets or liabilities being valued.

5. SEGMENT INFORMATION

The company reports the financial and operating performance for the following four operating segments: (1) ethanol production, which includes the production of ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and ingredients, which includes food-grade corn oil and (4) partnership, which includes fuel storage and transportation services. The food and ingredients segment had no activity during the three months ended March 31, 2021 and 2020.

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

The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues:
Ethanol production:
Revenues from external customers	$423,722	$475,700
Intersegment revenues	-	25
Total segment revenues	423,722	475,725
Agribusiness and energy services:
Revenues from external customers	128,821	155,881
Intersegment revenues	5,123	7,308
Total segment revenues	133,944	163,189
Partnership:
Revenues from external customers	1,097	1,288
Intersegment revenues	19,309	18,983
Total segment revenues	20,406	20,271
Revenues including intersegment activity	578,072	659,185
Intersegment eliminations	(24,432)	(26,316)
Total Revenues	$553,640	$632,869

Refer to Note 2 - Revenue, for further disaggregation of revenue by operating segment.

	Three Months Ended March 31,
	2021	2020
Cost of goods sold:
Ethanol production	$415,525	$489,150
Agribusiness and energy services	116,074	156,502
Intersegment eliminations	(22,366)	(28,424)
	$509,233	$617,228

	Three Months Ended March 31,
	2021	2020
Operating income (loss):
Ethanol production (1)	$(20,320)	$(60,781)
Agribusiness and energy services	13,346	2,560
Partnership	12,871	12,430
Intersegment eliminations	(2,066)	2,133
Corporate activities (2)	27,516	(10,670)
	$31,347	$(54,328)

(1)Operating loss for ethanol production includes a goodwill impairment charge of $24.1 million for the three months ended March 31, 2020.

(2)Corporate activities for the three months ended March 31, 2021 included a $36.9 million pretax gain on sale of assets.

	Three Months Ended March 31,
	2021	2020
Depreciation and amortization:
Ethanol production	$18,528	$15,898
Agribusiness and energy services	607	553
Partnership	887	961
Corporate activities	659	668
	$20,681	$18,080

The following table sets forth total assets by operating segment (in thousands):

	March 31, 2021	December 31, 2020
Total assets (1):
Ethanol production	$1,028,817	$900,963
Agribusiness and energy services	403,628	378,720
Partnership	91,261	91,205
Corporate assets	454,650	228,074
Intersegment eliminations	(33,730)	(20,045)
	$1,944,626	$1,578,917

(1)Asset balances by segment exclude intercompany balances.

6. INVENTORIES

Inventories are carried at the lower of cost or net realizable value, except grain held for sale and fair-value hedged inventories. Commodities held for sale are reported at market value. There was no lower of cost or net realizable value inventory adjustment as of March 31, 2021 or December 31, 2020.

The components of inventories are as follows (in thousands):

	March 31, 2021	December 31, 2020
Finished goods	$87,591	$89,223
Commodities held for sale	25,858	40,147
Raw materials	94,154	90,800
Work-in-process	16,206	13,201
Supplies and parts	34,950	36,120
	$258,759	$269,491

7. DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2021, the company’s consolidated balance sheet reflected unrealized losses of $8.4 million, net of tax, in accumulated other comprehensive income. The company expects these losses will be reclassified to operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income will differ as commodity prices change.

Fair Values of Derivative Instruments

The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives'			Liability Derivatives'
	Fair Value			Fair Value
	March 31, 2021	December 31, 2020		March 31, 2021		December 31, 2020
Derivative financial instruments	$19,365	$21,956	(1)	$6,313	(2)	$10,997	(3)
Other assets	42	29		-		-
Total	$19,407	$21,985		$6,313		$10,997

(1)At December 31, 2020, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange traded futures and options contracts of $3.3 million, which include $2.8 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

(2)At March 31, 2021, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange traded futures and options contracts of $34.8 million, which included $24.8 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

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

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other	Three Months Ended March 31,
Comprehensive Income into Income	2021	2020
Revenues	$(15,188)	$8,818
Cost of goods sold	16,999	(2,901)
Net gain recognized in loss before income taxes	$1,811	$5,917

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain (Loss) Recognized in Other Comprehensive Income on	Three Months Ended March 31,
Derivatives	2021	2020
Commodity contracts	$(6,376)	$5,979

		Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in Income	Three Months Ended March 31,
as Hedging Instruments	on Derivatives	2021	2020
Commodity contracts	Revenues	$(40,794)	$45,407
Commodity contracts	Costs of goods sold	8,563	(2,679)
Net gain (loss) recognized in loss before income taxes		$(32,231)	$42,728

The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	March 31, 2021		December 31, 2020
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Inventories	$45,378	$12,825	$53,963	$9,041

Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations

The effect of cash flow and fair value hedges and the line items on the consolidated statements of operations where they are reported are as follows (in thousands):

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Three Months Ended March 31,
	2021		2020
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive income into income	$(15,188)	$16,999	$8,818	$(2,901)

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	-	7,967	-	(7,594)
Derivatives designated as hedging instruments	-	(7,108)	-	8,114

Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$(15,188)	$17,858	$8,818	$(2,381)

There were no gains or losses from discontinuing cash flow or fair value hedge treatment during the three months ended March 31, 2021 and 2020.

The open commodity derivative positions as of March 31, 2021 are as follows (in thousands):

	Exchange Traded (1)		Non-Exchange Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	(22,300)				Bushels	Corn and Soybeans
Futures	28,965	(3)			Bushels	Corn
Futures	(7,255)	(4)			Bushels	Corn
Futures	(119,490)				Gallons	Ethanol
Futures	(80,346)	(3)			Gallons	Ethanol
Futures	15,238				MmBTU	Natural Gas
Futures	(848)	(4)			MmBTU	Natural Gas
Futures	425				Tons	Soybean Meal
Futures	(24,000)				Pounds	Soybean Oil
Options	109				Tons	Soybean Meal
Options	63,159				Pounds	Soybean Oil
Options	10,995				Bushels	Corn
Options	(10,719)				Gallons	Ethanol
Options	76				MmBTU	Natural Gas
Forwards			49,595	(62)	Bushels	Corn and Soybeans
Forwards			-	(155,333)	Gallons	Ethanol
Forwards			126	(398)	Tons	Distillers Grains
Forwards			24,816	(18,000)	Pounds	Corn Oil
Forwards			15,658	(1,029)	MmBTU	Natural Gas

(1)Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.

(2)Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.

(3)Futures used for cash flow hedges.

(4)Futures used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains on energy trading contracts of $0.4 million and $3.1 million for the three months ended March 31, 2021 and 2020, respectively.

8. DEBT

On January 1, 2021, the company early adopted the amended guidance in ASC 470-20, using the modified retrospective method of transition. The adoption of this guidance resulted in a $49.5 million decrease in additional paid-in capital, an $11.4 million increase in retained earnings and a $38.1 million increase in long-term debt, which included a $39.4 million increase in debt principal offset by a $1.3 million increase in debt issuance costs, resulting from amounts previously bifurcated to equity being reclassified to debt.

The components of long-term debt are as follows (in thousands):

	March 31, 2021	December 31, 2020
Corporate: (1)
2.25% convertible notes due 2027 (2)	$230,000	$-
4.00% convertible notes due 2024 (3)	115,000	89,125
4.125% convertible notes due 2022 (4)	34,316	156,441
Green Plains SPE LLC:
$125.0 million junior secured mezzanine notes due 2026 (5)	125,000	-
Green Plains Wood River and Green Plains Shenandoah:
$75.0 million delayed draw loan agreement (6)	30,000	30,000
Green Plains Partners:
$135.0 million credit facility (7)	62,800	100,000
Other	15,793	15,936
Total book value of long-term debt	612,909	391,502
Unamortized debt issuance costs	(13,587)	(6,151)
Less: current maturities of long-term debt	(61,442)	(98,052)
Total long-term debt	$537,880	$287,299

(1)See discussion on early adoption of the amended guidance in ASC 470-20 on the previous page.

(2)Includes $7.4 million of unamortized debt issuance costs as of March 31, 2021.

(3)Includes $2.8 million and $2.2 million of unamortized debt issuance costs as of March 31, 2021 and December 31, 2020, respectively.

(4)See discussion below regarding the repurchase of convertible notes due in 2022. Includes $0.3 million and $1.3 million of unamortized debt issuance costs as of March 31, 2021 and December 31, 2020, respectively.

(5)Includes $1.0 million of unamortized debt issuance costs as of March 31, 2021.

(6)Includes $0.3 million of unamortized debt issuance costs as of both March 31, 2021 and December 31, 2020.

(7)Includes $1.7 million and $2.3 million of unamortized debt issuance costs as of March 31, 2021 and December 31, 2020, respectively.

The components of short-term notes payable and other borrowings are as follows (in thousands):

	March 31, 2021	December 31, 2020
Green Plains Trade:
$300.0 million revolver	$70,270	$79,251
Green Plains Grain:
$100.0 million revolver	49,000	38,700
$50.0 million inventory financing	32,277	-
Green Plains Commodity Management:
$30.0 million hedge line	22,557	21,682
Other	-	1,175
	$174,104	$140,808

Corporate Activities

In March 2021, the company issued an aggregate $230.0 million of 2.25% convertible senior notes due in 2027, or the 2.25% notes. The 2.25% notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year, beginning September 15, 2021, and mature on March 15, 2027. The 2.25% notes are senior, unsecured obligations of the company. The 2.25% notes are convertible, at the option of the holders, into consideration consisting of, at the company’s election, cash, shares of the company’s common stock, or a combination of cash and stock (and cash in lieu of fractional shares). However, before September 15, 2026, the 2.25% notes will not be convertible unless certain conditions are satisfied. The initial conversion rate is 31.6206 shares of the company’s common stock per $1,000 principal amount of 2.25% notes (equivalent to an initial conversion price of approximately $31.62 per share of the company’s common stock), representing an approximately 37.5% premium over the offering price of the company’s common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; the event of a cash dividend or distribution; or a tender or exchange offering. In addition, the company may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the company’s calling the 2.25% notes for redemption.

On and after March 15, 2024, and prior to the maturity date, the company may redeem, for cash, all, but not less than all, of the 2.25% notes if the last reported sale price of the company’s common stock equals or exceeds 140% of the applicable conversion price on (i) at least 20 trading days during a 30 consecutive trading day period ending on the trading day immediately prior to the date the company delivers notice of the redemption; and (ii) the trading day immediately before the date of the redemption notice. The redemption price will equal 100% of the principal amount of the 2.25% notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of a “fundamental change” (as defined in the indenture for the 2.25% notes), holders of the 2.25% notes will have the right, at their option, to require the company to repurchase their 2.25% notes for cash at a price equal to 100% of the principal amount of the 2.25% notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

During June 2019, the company issued an aggregate $115.0 million of 4.00% convertible senior notes due in 2024, or the 4.00% notes. The 4.00% notes are senior, unsecured obligations of the company, with interest payable on January 1 and July 1 of each year, beginning January 1, 2020, at a rate of 4.00% per annum. The 4.00% notes will mature on July 1, 2024, unless earlier converted, redeemed or repurchased. The 4.00% notes will be convertible, at the option of the holders, into consideration consisting of, at the company’s election, cash, shares of the company’s common stock, or a combination of cash and shares of the company’s common stock until the close of business on the scheduled trading day immediately preceding the maturity date. However, before January 1, 2024, the 4.00% notes will not be convertible unless certain conditions are satisfied. The initial conversion rate is 64.1540 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $15.59 per share. The conversion rate will be subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; the event of a cash dividend or distribution; or a tender or exchange offering. In addition, the company may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the company’s calling the 4.00% notes for redemption.

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

In August 2016, the company issued $170.0 million of 4.125% convertible senior notes due in 2022, or the 4.125% notes. In March 2021, concurrent with the issuance of the 2.25% notes, the company used approximately $156.5 million of the net proceeds of the 2.25% notes to repurchase approximately $135.7 million aggregate principal amount of the 4.125% notes, in privately negotiated transactions. Pursuant to the guidance within ASC 470, Debt, the company recorded a loss upon extinguishment of $22.1 million, measured by the difference between the fair value and carrying value of the notes, which was recorded to interest expense. This charge included $1.2 million of unamortized debt issuance costs related to the principal balance extinguished.

The 4.125% notes are senior, unsecured obligations of the company, with interest payable on March 1 and September 1 of each year. The company may settle the 4.125% notes in cash, common stock or a combination of cash and common stock. Prior to March 1, 2022, the 4.125% notes are not convertible unless certain conditions are satisfied. The initial conversion rate is 35.7143 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $28.00 per share. The conversion rate will be subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; the event of a cash dividend or distribution; or a tender or exchange offering.

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

Green Plains Grain has entered into short-term inventory financing agreements with a financial institution. At March 31, 2021, 5.5 million bushels of corn had been designated as collateral under these agreements at initial values totaling $32.3 million. The company has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. At March 31, 2021, the short-term notes payable were valued at $32.3 million and were measured using Level 2 inputs.

Green Plains Commodity Management has an uncommitted $30.0 million revolving credit facility which matures April 30, 2023 to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to LIBOR plus 1.75%.

Ethanol Production Segment

On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon issued $125.0 million of junior secured mezzanine notes due 2026 (the “Junior Notes”) with four funds and accounts managed by BlackRock for the purchase of all notes issued.

The Junior Notes will mature on February 9, 2026 and are secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. The proceeds of the Junior Notes will be used to construct high protein processing systems at the Green Plains Obion and Green Plains Mount Vernon facilities. The Junior Notes accrue interest at an annual rate of 11.75%. However, subject to the satisfaction of certain conditions, the Green Plains SPE LLC may elect to pay an amount in cash equal to interest accruing at a rate of 6.00% per annum plus an amount equal to interest accruing at a rate of 6.75% per annum to be paid in kind. The entire outstanding principal balance, plus any accrued and unpaid interest is due upon maturity. Green Plains SPE LLC is required to comply with certain financial covenants regarding minimum liquidity at Green Plains and a maximum aggregate loan to value. The Junior Notes can be retired or refinanced after 42 months with no prepayment premium. The Junior Notes have an unsecured parent guarantee from the company and have certain limitations on distributions, dividends or loans to the company unless there will not exist any event of default. Funds associated with the Junior Notes are administered by a trustee and are included in the balance of restricted cash as of March 31, 2021.

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

The delayed draw loan bears interest at a fixed rate of 5.02%, plus an interest rate premium of 1.5% until the loan is fully drawn, which must occur within the 18 month draw period. After the earlier of the 18 month draw period or the loan being fully drawn, the interest rate premium may be adjusted quarterly from 0.00% to 1.50% based on the leverage ratio of total funded debt to EBITDA of Wood River and Shenandoah. Principal payments of $1.5 million per year begin 24 months from the closing date. Prepayments are prohibited until September 2024. Financial covenants of the delayed draw loan agreement include a minimum loan to value ratio of 50%, a minimum fixed charge coverage ratio of 1.25x commencing on June 30, 2021, a total debt service reserve of six months of future principal and interest payments and a minimum working capital requirement at Green Plains of not less than $0.10 per gallon of nameplate capacity or $95.8 million. The loan is guaranteed by the company and has certain limitations on distributions, dividends or loans to Green Plains by Wood River and Shenandoah unless immediately after giving effect to such action, there will not exist any event of default.

The company also has small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.

Partnership Segment

Green Plains Partners has a $135.0 million credit facility to fund working capital, capital expenditures and other general partnership purposes. The credit facility includes a $130.0 million term loan and a $5.0 million revolver, and matures on December 31, 2021. The partnership made $37.5 million in principal payments on the term loan during the three months ended March 31, 2021, including $7.5 million of scheduled repayments, $27.0 million related to the sale of the storage assets located adjacent to the Ord, Nebraska ethanol plant and a $3.0 million prepayment made with excess cash. As of March 31, 2021, no additional prepayments on the term loan were required or paid. Monthly principal payments of $2.5 million are required through April 15, 2021, with a step up to monthly payments of $3.2 million beginning May 15, 2021 through maturity. In addition, if at any time subsequent to July 15, 2020, the partnership’s cash balance exceeds $2.5 million for more than five consecutive business days, prepayments of outstanding principal are required in an amount equal to the excess cash. The partnership is also required to prepay outstanding principal on the credit facility with 100% of net cash proceeds from any asset disposition or recovery event. Any prepayments on the term loan are applied to the remaining principal balance in inverse order of maturity, including the final payment.

The term loan balance, and any advances on the revolver, are subject to a floating interest rate based on a 1.0% LIBOR floor plus 4.50% to 5.25% dependent upon the preceding fiscal quarter’s consolidated leverage ratio. Prepayments of $40.0 million in excess of the scheduled monthly payments were made prior to April 1, 2021, and as such, the interest rate associated with the term loan balance will not be increased to a floating rate based on a 1.00% LIBOR floor plus 5.00% to 5.75%. The unused portion of the revolver is also subject to a commitment fee of 0.50%. The credit facility also allows for swing line loans subject to the revolver availability. Swing line loans are subject to a floating interest rate based on the Prime Rate plus 3.5% to 4.25% dependent upon the preceding fiscal quarter’s consolidated leverage ratio. Under the terms of the credit facility, swing line loans must be repaid within 10 days of the date of the advance. As of March 31, 2021, the term loan had a balance of $62.5 million and an interest rate of 5.75% and the revolver had a balance outstanding of $0.3 million at an interest rate of 7.00%.

The partnership’s obligations under the credit facility are secured by a first priority lien on (i) the equity interests of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, such as investment property, general intangibles and contract rights, including rights under any agreements with Green Plains Trade, and (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries and its personal property and (iv) substantially all of the partnership’s real property and material leases of real property. The terms impose affirmative and negative covenants, including restrictions on the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with

Green Plains Trade. The credit facility also requires the partnership to maintain a maximum consolidated leverage ratio and a minimum consolidated debt service coverage ratio, each of which is calculated on a pro forma basis with respect to acquisitions and divestitures occurring during the applicable period. The maximum consolidated leverage ratio required, as of the end of any fiscal quarter, is no more than 3.00x and decreases 0.25x each quarter to 1.50x by December 31, 2021. The minimum consolidated debt service coverage ratio for the three months ended March 31, 2021, was set to 1.05x due to the partnership having completed prepayment of at least $40 million of the outstanding principal balance on the credit facility as specified in the loan agreement. The minimum debt service coverage ratio will resume being set to 1.10x for subsequent quarters. The consolidated leverage ratio is calculated by dividing total funded indebtedness by the sum of the four preceding fiscal quarters’ consolidated EBITDA. The consolidated debt service coverage ratio is calculated by taking the sum of the four preceding fiscal quarters’ consolidated EBITDA minus income taxes and consolidated capital expenditures for such period divided by the sum of the four preceding fiscal quarters’ consolidated interest charges plus consolidated scheduled funded debt payments for such period.

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

The facility, which is supported by a group of financial institutions, will mature on December 31, 2021 unless extended by agreement of the lenders or replaced by another funding source. While the partnership has not yet finalized renegotiations of the credit facility or secured additional funding necessary to repay the loan, the partnership believes it is probable that it will source appropriate funding given the partnership’s consistent and stable fee-based cash flows, ongoing profitability, low debt leverage and history of obtaining financing on reasonable commercial terms. In the unlikely scenario that the partnership is unable to refinance its debt with the lenders prior to its maturity, the partnership will consider other financing sources, including but not limited to, the restructuring or issuance of new debt with a different lending group, the issuance of additional partnership units, other strategic actions to extinguish the debt, or support from the company.

Covenant Compliance

The company was in compliance with its debt covenants as of March 31, 2021.

Restricted Net Assets

At March 31, 2021, there were approximately $152.7 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

9. STOCK-BASED COMPENSATION

The company has an equity incentive plan which reserved a total of 5.7 million shares of common stock for issuance pursuant to the plan. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, restricted and deferred stock unit awards and performance share awards to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date, with no adjustments for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis.

Restricted Stock Awards and Deferred Stock Units

The non-vested stock award and deferred stock unit activity for the three months ended March 31, 2021, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2020	1,028,739	$9.15
Granted	295,878	26.25
Forfeited	(6,221)	11.79
Vested	(293,715)	13.71
Non-Vested at March 31, 2021	1,024,681	$12.76	2.4

Performance Shares

On February 18, 2021 and March 18, 2020, the board of directors granted performance shares to be awarded in the form of common stock to certain participants of the plan. These performance shares vest based on the level of achievement of certain performance goals, including the incremental value achieved from the company’s high-protein initiatives, annual production levels and return on investment (ROI). Performance shares granted in 2021 and 2020 do not contain market based factors requiring a Monte Carlo valuation model. The performance shares were granted at a target of 100%, but each performance share will reduce or increase depending on results for the performance period. If the company achieves the maximum performance goals, the maximum amount of shares available to be issued pursuant to the 2021 and 2020 awards are 1,122,243 performance shares which represents approximately 272% of the 412,121 performance shares which remain outstanding. The actual number of performance shares that will ultimately vest is based on the actual performance targets achieved at the end of the performance period.

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

The performance shares were granted at a target of 100%, but each performance share will reduce or increase depending on results for the performance period for the company's RONA, and the company’s TSR relative to that of the performance peer group. On March 19, 2021, based on criteria discussed above, the 2018 performance shares vested at a target of 75%. If the company’s RONA and TSR achieve the maximum goals, the maximum amount of shares available to be issued pursuant to the 2019 awards are 252,279 performance shares or 150% of the 168,186 performance shares which remain outstanding. The actual number of performance shares that will ultimately vest is based on the actual percentile ranking of the company’s RONA, and the company’s TSR compared to the peer performance at the end of the performance period.

For performance shares which include market based factors, the company uses the Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the company in applying the Monte Carlo valuation model for performance share grants and related valuation are illustrated in the following table:

FY 2019 Performance Awards
Risk-free interest rate	2.45%
Dividend yield	3.13%
Expected volatility	41.69%
Monte Carlo valuation	99.62%
Closing stock price on the date of grant	$15.34

The non-vested performance share award activity for the three months ended March 31, 2021, is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2020	517,969	$10.82
Granted	179,555	26.27
Forfeited	(29,302)	18.15
Vested	(87,915)	17.68
Non-Vested at March 31, 2021	580,307	$14.17	2.5

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

There was no change in the number of non-vested based awards during the three months ended March 31, 2021.

Stock-Based and Unit Based Compensation Expense

Compensation costs for stock-based and unit-based payment plans were $0.9 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, there was $16.5 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.5 years. The potential tax benefit related to stock-based payment is approximately 23.9% of these expenses.

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

The basic and diluted EPS are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
EPS - basic and diluted:
Net loss attributable to Green Plains	$(6,545)	$(16,445)
Weighted average shares outstanding - basic and diluted	37,695	34,665
EPS - basic and diluted	$(0.17)	$(0.47)

Anti-dilutive weighted-average convertible debt and stock-based compensation (1)	13,714	13,926

(1)The effect related to the company’s convertible debt, outstanding warrants and stock-based compensation awards have been excluded from diluted EPS for the periods presented as the inclusion of these shares would have been anti-dilutive.

11. STOCKHOLDERS’ EQUITY

Early Adoption of ASC 470-20

On January 1, 2021, the company early adopted the amended guidance in ASC 470-20, using the modified retrospective method of transition. The adoption of this guidance resulted in a $49.5 million decrease in additional paid-in capital, an $11.4 million increase in retained earnings and a $38.1 million increase in long-term debt, which included a $39.4 million increase in debt principal offset by a $1.3 million increase in debt issuance costs, resulting from amounts previously bifurcated to equity being reclassified to debt.

Upon adoption of amended guidance in ASC 470-20, the company reversed the remaining deferred tax liability of $9.2 million associated to the equity portion of previously issued convertible debt. As the company had recorded a full valuation allowance against its deferred tax assets, the reversal of the $9.2 million deferred tax liability would require an increase to the existing valuation allowance by the same amount which would normally be recorded through current income tax expense. However, because the change in the deferred tax liability is directly linked to the adoption of ASC 470-20, which is accounted for as a cumulative effect adjustment, the required increase to the valuation allowance is recorded as part of the cumulative adjustment to stockholders’ equity and has no effect on the income statement.

Public Offering of Common Stock

On March 1, 2021, the company completed an offering of 8,751,500 shares of our common stock, par value $0.001 per share, in a public offering at a price of $23.00 per share (the “Common Stock Offering”). The Common Stock Offering resulted in net proceeds of $191.1 million, after deducting underwriting discounts and commissions as well as the company’s offering expenses.

Warrants

During the three months ended March 31, 2021, in connection with certain arrangements, the company issued warrants to purchase shares of its common stock. The company measures the fair value of the warrants using the Black-Scholes option pricing model as of the issuance date. Exercisable warrants are equity based and recorded as a reduction in additional paid-in capital.

The company has reserved 2,550,000 shares of common stock for the exercise of warrants to non-employees, of which 2,275,000 are exercisable. These warrants could potentially dilute basic earnings per share in future years. The exercise price of the warrants is $22.00 and expiration dates are December 8, 2025 for 275,000 warrants, February 9, 2026 for 275,000 warrants and April 28, 2026 for 2,000,000 warrants.

Components of stockholders’ equity for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

					Accum.			Total
			Additional		Other			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Comp.	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity	Interests	Equity

Balance, December 31, 2020	47,471	$47	$740,889	$39,375	$(2,172)	11,813	$(131,287)	$646,852	$129,812	$776,664
Impact of ASC 470-20 adoption (1)	-	-	(49,496)	11,418	-	-	-	(38,078)	-	(38,078)
Balance, January 1, 2021	47,471	47	691,393	50,793	(2,172)	11,813	(131,287)	608,774	129,812	738,586
Net income (loss)	-	-	-	(6,545)	-	-	-	(6,545)	4,566	(1,979)
Cash distributions declared	-	-	-	-	-	-	-	-	(1,395)	(1,395)
Other comprehensive loss before reclassification	-	-	-	-	(4,849)	-	-	(4,849)	-	(4,849)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-	(1,377)	-	-	(1,377)	-	(1,377)
Other comprehensive income, net of tax	-	-	-	-	(6,226)	-	-	(6,226)	-	(6,226)
Investment in subsidiary	-	-	-	-	-	-	-	-	3,330	3,330
Issuance of warrants	-	-	3,431	-	-	-	-	3,431	(3,431)	-
Issuance of common stock for cash at $23.00 per share, net of fees	8,752	9	191,125	-	-	-	-	191,134	-	191,134
Stock-based compensation	230	-	(3,000)	-	-	-	-	(3,000)	79	(2,921)
Balance, March 31, 2021	56,453	$56	$882,949	$44,248	$(8,398)	11,813	$(131,287)	$787,568	$132,961	$920,529

(1)See Note 1 – Recent Accounting Pronouncements and Note 8 – Debt for discussion on adoption of ASC 470-20.

					Accum.			Total
			Additional		Other			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Comp.	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity	Interests	Equity

Balance, January 1, 2020	46,964	$47	$734,580	$148,150	$(11,064)	10,932	$(119,808)	$751,905	$113,381	$865,286
Net income (loss)	-	-	-	(16,445)	-	-	-	(16,445)	6,098	(10,347)
Distributions declared	-	-	-	-	-	-	-	-	(5,498)	(5,498)
Other comprehensive loss before reclassification	-	-	-	-	4,532	-	-	4,532	-	4,532
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-	(4,485)	-	-	(4,485)	-	(4,485)
Other comprehensive income, net of tax	-	-	-	-	47	-	-	47	-	47
Share of equity method investees other comprehensive loss arising during the period, net of tax	-	-	-	-	41,956	-	-	41,956	-	41,956
Repurchase of common stock	-	-	-	-	-	881	(11,479)	(11,479)	-	(11,479)
Stock-based compensation	343	-	36	-	-	-	-	36	79	115
Balance, March 31, 2020	47,307	47	734,616	131,705	30,939	11,813	(131,287)	766,020	114,060	880,080

Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Three Months Ended March 31,		Statements of Operations
	2021	2020	Classification
Gains (losses) on cash flow hedges:
Commodity derivatives	$(15,188)	$8,818	(1)
Commodity derivatives	16,999	(2,901)	(2)
Total gains on cash flow hedges	1,811	5,917	(3)
Income tax expense	434	1,432	(4)
Amounts reclassified from accumulated other comprehensive income (loss)	$1,377	$4,485

(1)Revenues

(2)Costs of goods sold

(3)Loss before income taxes and income from equity method investees

(4)Income tax benefit (expense)

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

The CARES Act was signed into law on March 27, 2020. The CARES Act includes several significant business tax provisions including elimination of the taxable limit for certain net operating losses (“NOL”), allowing businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior tax years, accelerating refunds of previously generated corporate AMT credits, and loosening the business interest limitation under §163(j) from 30% to 50%. The CARES Act also contains an employee retention credit to encourage employers to maintain headcounts even if employees cannot report to work because of issues related to the COVID-19. In the first quarter of 2020, the company recorded an income tax benefit related to the expected NOL carry back claim of $28.4 million which was an estimate based on the amount of NOL rated to the 2019 year-end tax provision. No additional tax benefit was recorded related to the CARES Act during the three months ended March 31, 2021.

The company recorded income tax expense of $1.9 million for the three months ended March 31, 2021, compared with income tax benefit of $44.3 million for the same period in 2020. The increase in income tax expense recorded for the three months ended March 31, 2021 was primarily due to the recording of a valuation allowance against increases in deferred tax assets for the three months ended March 31, 2021 compared to the tax benefit recorded for the same period in 2020 to reflect the benefit associated with the carry back of the tax NOL generated in 2019 to the 2014 tax year under the CARES Act of 2020, as well as the release of a previously recorded valuation allowance against the 2019 NOL and other deferred tax assets.

The amount of unrecognized tax benefits for uncertain tax positions was $51.4 million as of March 31, 2021 and $51.6 million as of December 31, 2020.

The effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.

Upon adoption of amended guidance in ASC 470-20, the company reversed the remaining deferred tax liability of $9.2 million associated to the equity portion of previously issued convertible debt.  As the company had recorded a full valuation allowance against its deferred tax assets, the reversal of the $9.2 million deferred tax liability would require an increase to the existing valuation allowance by the same amount which would normally be recorded through current income tax expense. However, as the change in the deferred tax liability is directly linked to the adoption of ASC 470-20, which is accounted for as a cumulative effect adjustment, the required increase to the valuation allowance is recorded as part of the cumulative adjustment to stockholders’ equity and has no effect on the statement of operations.

13. COMMITMENTS AND CONTINGENCIES

Lease Expense

The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to 16.6 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.

The company may sublease certain of its railcars to third parties on a short-term basis. The subleases are classified as operating leases, with the associated sublease income being recognized on a straight-line basis over the lease term.

The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease expense
Operating lease expense	$4,934	$4,945
Variable lease expense (1)	69	269
Total lease expense	$5,003	$5,214

(1)Represents amounts incurred in excess of the minimum payments required for a certain building lease and for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,832	$4,849

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,464	5,675

Right-of-use assets and lease obligations derecognized due to lease modifications:
Operating leases	51	-

Supplemental balance sheet information related to operating leases is as follows:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term	6.0 years	6.2 years

Weighted average discount rate	4.35%	4.55%

Aggregate minimum lease payments under the operating lease agreements for the remainder of 2021 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2021	$14,354
2022	17,175
2023	13,488
2024	11,395
2025	7,849
Thereafter	15,634
Total	79,895
Less: Present value discount	(12,586)
Lease liabilities	$67,309

The company has additional railcar operating leases that will commence in the second quarter of 2021 to replace expiring leases, with estimated future minimum lease commitments of approximately $1.7 million and lease terms of three to five years. The undiscounted amounts are not included in the tables above.

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

Commodities

As of March 31, 2021, the company had contracted future purchases of grain, corn oil, natural gas, ethanol and distillers grains, valued at approximately $400.7 million.

Legal

The company is currently involved in litigation that has arisen during the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

14. RELATED PARTY TRANSACTIONS

Aircraft Leases

The company entered into two agreements with an entity controlled by Wayne Hoovestol for the lease of two aircraft. Mr. Hoovestol is chairman of the company’s board of directors. Given the limited amount of travel during fiscal year 2020, the companies have agreed to defer the monthly payment until excess carryover hours are used. As of March 31, 2021, the company has approximately 54 hours of flight time available to be used. Once used, the company agreed to pay $11,588 per month for the combined use of up to 125 hours per year for the aircraft. Flight time in excess of 125 hours per year will incur additional hourly charges. Payments related to these leases totaled $21 thousand and $6 thousand during the three months ended March 31, 2021 and 2020, respectively. The company had $3 thousand in outstanding payables related to these agreements as of March 31, 2021 and $0 in outstanding payables related to these agreements as of December 31, 2020.

Green Plains Cattle Company LLC

The company engaged in certain related party transactions with GPCC, which was considered a related party until the fourth quarter of 2020 at which time the company’s remaining 50% interest was sold. The company provided a variety of shared services to GPCC, including accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. The company reduced selling, general and administrative expenses by $0.4 million and related to shared services provided for the three months ended March 31, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this report together with our annual report on Form 10-K for the year ended December 31, 2020.

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

Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2020, Part II, Item 1A – Risk Factors in this report, or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to a number of economic conditions, including: disruption caused by health epidemics, such as the COVID-19 outbreak; competition in the ethanol industry and other industries in which we operate; commodity market risks, including those that may result from weather conditions; financial market risks; counterparty risks; risks associated with changes to government policy or regulation, including changes to tax laws; risks related to acquisition and disposition activities and achieving anticipated results; risks associated with merchant trading; risks related to our equity method investees and other factors detailed in reports filed with the SEC. Additional risks related to Green Plains Partners LP include compliance with commercial contractual obligations, potential tax consequences related to our investment in the partnership and risks disclosed in the partnership’s SEC filings associated with the operation of the partnership as a separate, publicly traded entity.

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

Overview

Green Plains is an Iowa corporation, founded in June 2004 as a producer of low carbon fuels and has grown to be one of the leading corn processors in the world. We continue the transition from a commodity-processing business to a value-add agricultural technology company focusing on creating diverse, non-cyclical, higher margin products. In addition, we are currently undergoing a number of project initiatives to improve margins. Through our Project 24 initiative, we anticipate reductions in operating expense per gallon across our non-ICM plants and with our high-protein initiative, we expect to produce various Ultra-High Protein feed ingredients and greater amounts of corn oil further increasing margins per gallon.

Our first Ultra-High Protein installation was completed at our Shenandoah plant during the first quarter of 2020 with shipments of dried product beginning in April 2020. Installation at our Wood River plant began during the third quarter 2020 with shipments expected to begin in the third quarter of 2021. We anticipate that additional locations will be completed over the course of the next several years beginning with the Mount Vernon and Obion locations. Through our Ultra-High Protein initiative we expect to produce feed ingredients with protein concentration of 50% or greater, increase production of corn oil as well produce other higher value products, such as post-MSC distillers grains.

We have upgraded our York facility to include USP grade alcohol capabilities and continue to review the timing of upgrading to GNS grade alcohol at York and USP grade alcohol at Wood River by adding additional distillation and processing capabilities to serve other high-value markets. The CST production facility at the York Innovation Center was installed during the first quarter and came online in the second quarter of 2021, which now allows for the production of industrial grade dextrose with the addition of food grade production near-term. We are working with a number of prospective customers on product validation and anticipate modifying one or more biorefineries with CST production capabilities to meet anticipated future demand.

We recently completed the purchase of a majority interest in Fluid Quip Technologies, LLC. The acquisition capitalizes on the core strengths of each company to develop and implement proven, value-added agriculture, food and industrial biotechnology systems and rapidly expand installation and production of Ultra-High Protein across Green Plains facilities, as well as offer these technologies to partnering biofuel facilities. Through developmental efforts with Fluid Quip and other innovation partners, the company continues to develop capabilities to produce higher protein concentration and purity levels on a full commercial scale.

In February 2021, we announced a carbon sequestration partnership with Summit Carbon Solutions. Eight of our biorefineries have entered into long term carbon offtake agreements, which will lower greenhouse gas emissions at each of the biorefineries through the capturing and storing of carbon dioxide, significantly lowering their carbon footprint. The project is anticipated to be begin operation in late 2024.

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

Recent Developments

Disposition of Ord Ethanol Plant

On March 22, 2021, Green Plains Ord LLC, a wholly owned subsidiary of the company, entered into an asset purchase agreement to sell the plant located in Ord, Nebraska to GreenAmerica Biofuels Ord LLC (the “Ord Transaction”) for a sale price of $64.0 million, plus working capital of $9.8 million. Correspondingly, we entered into a separate asset purchase agreement with the Partnership to acquire the storage assets and assign the rail transportation assets to be disposed of in the Ord Transaction for $27.0 million, which were used to pay down a portion of the Partnership’s credit facility. In addition, as of March 31, 2021, the company had a payable of $0.5 million for amounts owed to the Partnership as a result of a purchase price adjustment based on additional railcars transferred as part of the transaction. The divested assets were reported within the company’s ethanol production, agribusiness and energy services and partnership segments. We recorded a pretax gain on the sale of the Ord plant of $36.9 million recorded within corporate activities.

For additional information related to the disposition of the Ord ethanol plant, see Note 3 – Acquisition and Dispositions included as part of the notes to consolidated financial statements.

2.25% Convertible Notes due in 2027

On March 1, 2021, we issued $230.0 million of 2.25% convertible senior notes due in 2027, or the 2.25% notes. Concurrent with the issuance of the 2.25% notes, we used approximately $156.5 million of the net proceeds of the 2.25% notes to repurchase approximately $135.7 million aggregate principal amount of its 4.125% notes due 2022. We intend to use the proceeds from the 2.25% notes to repurchase the remaining 4.125% notes remaining outstanding at their maturity and for general corporate purposes.

The 2.25% notes are convertible, at the option of the holders, into consideration consisting of, at our election, cash, shares of our common stock, or a combination of cash and stock (and cash in lieu of fractional shares). However, before September 15, 2026, the 2.25% notes will not be convertible unless certain conditions are satisfied. The initial conversion rate is 31.6206 shares of the company’s common stock per $1,000 principal amount of 2.25% notes (equivalent to an initial conversion price of approximately $31.62 per share of the company’s common stock), representing an approximately 37.5% premium over the offering price of the company’s common stock. The conversion rate is subject to adjustment upon the occurrence of certain events. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our calling the 2.25% notes for redemption. For additional information related to the 2.25% notes, see Note 8 – Debt included as part of the notes to consolidated financial statements.

Public Offering of Common Stock

On March 1, 2021, we completed the public offering of 8,751,500 shares of our common stock, par value $0.001 per share, at a public offering price of $23.00 per share (the “Common Stock Offering”). The Common Stock Offering resulted in net proceeds of approximately $191.1 million, after deducting underwriting discounts and commissions and the company’s estimated offering expenses. We intend to use the proceeds from the Common Stock Offering for general corporate purposes. For additional information related to the Common Stock Offering, see Note 11 – Stockholders’ Equity included as part of the notes to consolidated financial statements.

Junior Secured Mezzanine Notes due 2026

On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon issued $125.0 million of junior secured mezzanine notes due 2026 (the “Junior Notes”) with four funds and accounts managed by BlackRock for the purchase of all notes issued. The Junior Notes will mature on February 9, 2026 and are secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. For additional information related to the Junior Notes, see Note 8 – Debt included as part of the notes to consolidated financial statements.

Results of Operations

During the first quarter of 2021, we continued to experience a weak ethanol margin environment. We maintained an average utilization rate of approximately 71.1% of capacity, resulting in ethanol production of 178.0 mmg for the first quarter of 2021, compared with 240.5 mmg, or 85.9% of capacity, for the same quarter last year. The reduction in the average utilization rate was primarily due to capacity offline due to Project 24 construction and permitting as compared to the prior year. Our operating strategy is to reduce operating expenses, energy usage and water consumption through our Project 24 initiative while running at higher utilization rates in order to achieve improved margins. However, in the current environment, we may continue to exercise operational discretion that results in reductions in production. Additionally, we may experience lower run rates due to the construction of various projects. It is possible that production could be below minimum volume commitments in the future, depending on various factors that drive each biorefineries variable contribution margin, including future driving and gasoline demand for the industry.

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 0.91 million barrels per day during the first quarter of 2021, which was 12% lower than the 1.03 million barrels per day for the same quarter last year. Refiner and blender input volume decreased 8% to 792 thousand barrels per day for the first quarter of 2021, compared with 858 thousand barrels per day for the same quarter last year. Gasoline demand decreased 0.6 million barrels per day, or 7% during the first quarter of 2021. U.S. domestic ethanol ending stocks decreased by approximately 4.6 million barrels, or 18%, to 21.1 million barrels during the first quarter of 2021. As of March 31, 2021, according to Prime the Pump, there were approximately 2,360 retail stations selling E15 in 30 states, up from 2,300 at the beginning of the year, and over 200 pipeline terminal locations now offering E15 to wholesale customers.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports through February 28, 2021 were approximately 266 mmg, down 22.9% from 345 mmg for the same period of 2020. India was the largest export destination for U.S. ethanol accounting for 25% of domestic ethanol export volume. Canada, South Korea, China and Brazil accounted for 14%, 12%, 10% and 10%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.2 to 1.4 billion gallons in 2021, based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

In January 2020, China and the United States struck a “Phase I” trade agreement, which included commitments on agricultural commodity purchases. Ethanol, corn and distillers grains were included as potential purchases in the agreement. China has been purchasing large quantities of corn, which has raised domestic prices of this feedstock for our ethanol production process. In addition, in October 2020 it was announced that China had purchased a shipment of U.S. ethanol for the first time since March 2018. Total ethanol exports to China in 2020 were 21.3 million gallons, and through February 2021 were 27.4 million gallons, according to the USDA Foreign Agriculture Service.

Year-to-date U.S. distillers grains exports through February 28, 2021, were 1.7 million metric tons, or 7% lower than the same period last year, according to the USDA Foreign Agriculture Service. Mexico, South Korea, Indonesia, Vietnam, Ireland and Japan accounted for approximately 58.5% of total U.S. distillers export volumes.

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

Congress first enacted CAFE in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks. Flexible-fuel vehicles (FFVs), which are designed to run on a mixture of fuels, including higher blends of ethanol such as E85, used to receive preferential treatment in the form of CAFE credits. There are approximately 21 million FFVs on the road in the U.S. today, 16 million of which are light duty trucks. FFV credits have been decreasing since 2014 and were completely phased out in 2020. Absent CAFE preferences, auto manufacturers may not be willing to build flexible-fuel vehicles, which has the potential to slow the growth of E85 markets. However, California’s Low Carbon Fuel Standard program (LCFS) has driven growth in E85 usage, and other state/regional LCFS programs have the potential to do the same.

The RFS II sets a floor for biofuels use in the United States. When the RFS II was established in 2010, the required volume of “conventional” or corn-based ethanol to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply and demand. The EPA has not yet released a draft RVO rule for the 2021 volumes, even though they typically release a draft mid-year and finalize the rule by November 30 of the preceding year. It is unclear when the EPA will release the RVO for 2021.

According to the RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022 – the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total RVO was more than 20% below the statutory volumes levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. However, in late 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020. It is unclear when or if the current EPA will propose a reset rulemaking.

Under the RFS, RINs and SREs are important tools impacting supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS II mandated volumes. Ethanol producers assign RINs to renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs affects the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA, can grant them a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for 2016, 2017 and 2018 than they had in the past, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS II mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly. In the waning days of the Trump administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the Trump Administration, totaling 4.3 billion gallons of potential blending demand erased.

The One-Pound Waiver that was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer is being challenged in an action filed in Federal District Court for the D.C. Circuit. However, the One-Pound Waiver remains in effect, and E15 is sold year-round in approximately 30 states. In January 2021, the EPA announced it intended to begin a rulemaking regarding E15 labels and underground storage tank compatibility.

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

In 2017, the D.C. Circuit ruled in favor of biofuel groups against the EPA related to its decision to lower the 2016 volume requirements by 500 mmg. As a result, the Court remanded to the EPA to make up for the 500 mmg. Despite this, in the proposed 2020 RVO rulemaking released in July 2019, the EPA stated it does not intend to make up the 500 mmg as the court directed, citing potential burden on obligated parties. The EPA had indicated that it plans to address this court ordered remand in conjunction with the 2021 RVO rulemaking, however that rulemaking has been delayed indefinitely for political reasons, and whether these gallons will be accounted for is unclear.

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

In January 2020, the U.S. Court of Appeals for the 10th Circuit ruled on RFA et. al. vs. EPA in favor of biofuels interests, overturning EPA’s granting of refinery exemptions to three refineries on two separate grounds. The Court agreed that, under the Clean Air Act, refineries are eligible for SREs for a given RVO year only if such exemptions are extensions of exemptions granted in previous RVO years. In this case, the three refineries at issue did not qualify for SREs in the year prior to the year that EPA granted them. They were thus ineligible for additional SRE relief because there were no immediately prior SREs to extend. In addition, the Court agreed that the disproportionate economic hardship prong of SRE eligibility should be determined solely by reference to whether compliance with the RFS II creates such hardship, not whether compliance plus other issues create disproportionate economic hardship. The Court thus vacated EPA's grant of SREs for certain years and remanded the grants back to EPA. The refiners appealed for a rehearing which was denied. Two of the refiners appealed the decision to the U.S. Supreme Court and in January 2021, the Supreme Court announced they would hear the case, and oral arguments were held in late April 2021. If the decision against the EPA is upheld by the Supreme Court, it is uncertain how the EPA will propose to remedy the situation. The current EPA has indicated that they intend to adhere to the 10th Circuit ruling.

In light of the 10th Circuit ruling, a number of refineries have applied for “gap year” SREs in an effort to establish a continuous string of relief and to ensure they are able to qualify for SREs going forward. A total of 64 gap year requests were filed with the EPA and reviewed by the DOE. In September 2020 the EPA announced that they were denying 54 of the gap year requests that had been scored and returned by DOE, regardless of how they had been scored. Without a string of continuous SRE approvals, we believe that almost no small refinery would be eligible to apply for hardship relief in this manner, unless the Supreme Court overturns the 10th Circuit ruling.

In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment for dispensing higher blends of ethanol and biodiesel. In 2020, five Governors and 15 Republican Senators sent letters to the EPA requesting a general waiver from the RFS due to the drop in demand caused by COVID-19 travel restrictions. Since then there have been additional petitions for waivers from the RFS requirements. As of this filing the EPA had indicated only that they are watching the situation closely and reviewing the various requests.

To respond to the COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the CARES Act in March 2020, which created and funded multiple programs that have impacted our industry. The USDA was given additional resources for the Commodity Credit Corporation (CCC) and they are using those funds to provide direct payments to farmers, including corn farmers from whom we purchase most of our feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price we have to pay to purchase corn. The CARES Act also allowed for certain net operating loss carrybacks, which has allowed us to receive certain tax refunds. In December 2020, Congress passed and the President signed into law an annual spending package coupled with another COVID relief bill which included additional funds for the Secretary of Agriculture to distribute to those impacted by the pandemic. The language of the bill specifically includes biofuels producers as eligible for some of this aid, and in March of 2021, the USDA indicated that biofuels would be able to apply for a portion of these funds in a forthcoming rulemaking.

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

In Brazil, the Secretary of Foreign Trade had issued a tariff rate quota which expired in December of 2020. All U.S. ethanol gallons now face a 20% tariff into Brazil. Exports to Brazil were 200 mmg in 2020. Our exports also face tariffs, rate quotas, countervailing duties, and other hurdles in the European Union, India, Peru, Colombia and elsewhere, which limits the ability to compete in some markets. We believe some countries are using the COVID-19 crisis as justification for raising duties on imports of U.S. ethanol, or blocking our imports entirely.

In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by multiple lawsuits, of which several were dismissed. The remaining four cases follow one of two tracks: 1) to determine the constitutionality of the CRE regulation, or 2) to determine the benefits, or lack thereof, of introducing E10 to Mexico. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018 making it legal to blend and sell E10 by PEMEX throughout Mexico except for its three largest metropolitan areas. On January 15, 2020, the Mexican Supreme Court ruled that the expedited process for the CRE regulation was unconstitutional, and that after a 180 day period the maximum ethanol blend allowed in the country would revert to 5.8%. There is an effort underway to go through the full regulatory process to allow for 10% blends countrywide, including in the three major metropolitan areas. The 180 day window has been extended multiple times due to COVID-19, and the new deadline is May 27, 2021.

In January 2020, the updated North American Free Trade Agreement, known as the United States Mexico Canada Agreement or USMCA was signed. The USMCA went into effect on July 1, 2020, and maintains the duty free access of U.S. agricultural commodities, including ethanol, into Canada and Mexico. According to the Department of Commerce, exports to Canada were 326 mmg and exports to Mexico were 64 mmg in 2020.

Impact of COVID-19 and Decline in Oil Demand

We continue to closely monitor the impact of COVID-19 on all aspects of our business, including how it will impact our employees, customers, vendors, and business partners. Although we did not incur significant disruptions during the three months ended March 31, 2021 from COVID-19, we are unable to predict the impact that COVID-19 will have on our future financial position and operating results due to numerous uncertainties.

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

For further information regarding the impact of COVID-19 and the decline in oil demand on the company, please see Part I, Item 1A, “Risk Factors,” of our 2020 annual report.

Comparability of our Financial Results

There are various events that affect comparability of our operating results from 2021 to 2020, including the sale of our 50% interest of GPCC in October 2020, the sale of our Hereford, Texas plant in December 2020, the acquisition of a majority interest in FQT in December 2020 and the disposition of our Ord, Nebraska plant in March 2021.

We report the financial and operating performance for the following four operating segments: (1) ethanol production, which includes the production of ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and ingredients, which includes food-grade corn oil and (4) partnership, which includes fuel storage and transportation services. The food and ingredients segment had no activity during the three months ended March 31, 2021 and 2020.

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

As of March 31, 2021, we, together with our subsidiaries, own a 48.9% limited partner interest and a 2.0% general partner interest in the partnership and own all of the partnership’s incentive distribution rights, with the remaining 49.1% limited partner interest owned by public common unitholders. We consolidate the financial results of the partnership, and record a noncontrolling interest for the economic interest in the partnership held by the public common unitholders.

Segment Results

The selected operating segment financial information are as follows (in thousands):

	Three Months Ended March 31,		%
	2021	2020	Variance
Revenues:
Ethanol production:
Revenues from external customers	$423,722	$475,700	(10.9%)
Intersegment revenues	-	25	*
Total segment revenues	423,722	475,725	(10.9)
Agribusiness and energy services:
Revenues from external customers	128,821	155,881	(17.4)
Intersegment revenues	5,123	7,308	(29.9)
Total segment revenues	133,944	163,189	(17.9)
Partnership:
Revenues from external customers	1,097	1,288	(14.8)
Intersegment revenues	19,309	18,983	1.7
Total segment revenues	20,406	20,271	0.7
Revenues including intersegment activity	578,072	659,185	(12.3)
Intersegment eliminations	(24,432)	(26,316)	(7.2)
Revenues as reported	$553,640	$632,869	(12.5%)

	Three Months Ended March 31,		%
	2021	2020	Variance
Cost of goods sold:
Ethanol production	$415,525	$489,150	(15.1%)
Agribusiness and energy services	116,074	156,502	(25.8)
Intersegment eliminations	(22,366)	(28,424)	(21.3)
	$509,233	$617,228	(17.5%)

	Three Months Ended March 31,		%
	2021	2020	Variance
Operating income (loss):
Ethanol production (1)	$(20,320)	$(60,781)	(66.6%)
Agribusiness and energy services	13,346	2,560	*
Partnership	12,871	12,430	3.5
Intersegment eliminations	(2,066)	2,133	*
Corporate activities (2)	27,516	(10,670)	*
	$31,347	$(54,328)	157.7%

(1)Operating loss for ethanol production includes a goodwill impairment charge of $24.1 million for the three months ended March 31, 2020.

(2)Corporate activities for the three months ended March 31, 2021 included a $36.9 million pretax gain on sale of assets.

	Three Months Ended March 31,		%
	2021	2020	Variance
Depreciation and amortization:
Ethanol production	$18,528	$15,898	16.5%
Agribusiness and energy services	607	553	9.8
Partnership	887	961	(7.7)
Corporate activities	659	668	(1.3)
	$20,681	$18,080	14.4%

* Percentage variance not considered meaningful.

We use EBITDA and adjusted EBITDA as segment measures of profitability to compare the financial performance of our reportable segments and manage those segments. EBITDA is defined as earnings before interest expense, income tax expense, including related tax expense of equity method investments, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs. Adjusted EBITDA includes adjustments related to gains on sale of assets, our proportional share of EBITDA adjustments of our equity method investees and noncash goodwill impairment. We believe EBITDA and adjusted EBITDA are useful measures to compare our performance against other companies. EBITDA and adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income, which is prepared in accordance with GAAP. EBITDA and adjusted EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA and adjusted EBITDA may not be comparable with a similarly titled measure of other companies.

The following table reconciles net loss including noncontrolling interest to adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss	$(1,979)	$(10,347)
Interest expense (1)	31,679	9,697
Income tax expense (benefit), net of equity method income tax expense	1,862	(41,798)
Depreciation and amortization (2)	20,681	18,080
EBITDA	52,243	(24,368)
Gain on sale of assets, net	(36,893)	-
Proportional share of EBITDA adjustments to equity method investees	44	2,937
Noncash goodwill impairment	-	24,091
Adjusted EBITDA	$15,394	$2,660

(1)Interest expense for the three months ended March 31, 2021 includes a loss upon extinguishment of convertible notes of $22.1 million.

(2)Excludes the change in operating lease right-of-use assets and amortization of debt issuance costs.

The following table reconciles segment EBITDA to consolidated adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2021	2020
Adjusted EBITDA:
Ethanol production	$(1,789)	$(44,125)
Agribusiness and energy services	13,951	3,128
Partnership	13,933	13,548
Intersegment eliminations	(2,066)	2,133
Corporate activities (1)	28,214	948
EBITDA	52,243	(24,368)
Gain on sale of assets, net	(36,893)	-
Proportional share of EBITDA adjustments to equity method investees	44	2,937
Noncash goodwill impairment	-	24,091
Adjusted EBITDA	$15,394	$2,660

(1)Includes corporate expenses, offset by the gain on sale of assets of $36.9 million for the three months ended March 31, 2021 and earnings from equity method investments of $7.8 million for the three months ended March 31, 2020.

* Percentage variance not considered meaningful.

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Consolidated Results

Consolidated revenues decreased $79.2 million for the three months ended March 31, 2021 compared with the same period in 2020 primarily due to lower production volumes of ethanol, distillers grains and corn oil and decreased trading revenues within our agribusiness and energy services segment.

Operating income increased $85.7 million and for the three months ended March 31, 2021 compared with the same period last year primarily due to the $36.9 million gain on sale of assets as well as improved margins on ethanol production. Adjusted EBITDA increased $12.7 million due to improved margins on ethanol production. Interest expense increased $22.0 million for the three months ended March 31, 2021 compared with the same period in 2020 due to the loss upon extinguishment of convertible notes of $22.1 million recorded during the quarter. Income tax expense was $1.9 million for the three months ended March 31, 2021 compared with income tax benefit of $44.3 million for the same period in 2020 primarily due to benefits recorded related to the CARES Act during the three months ended March 31, 2020.

The following discussion provides greater detail about our first quarter segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Three Months Ended March 31,
	2021	2020	% Variance

Ethanol sold
(thousands of gallons)	178,000	240,466	(26.0)
Distillers grains sold
(thousands of equivalent dried tons)	465	642	(27.6)
Corn oil sold
(thousands of pounds)	46,563	62,552	(25.6)
Corn consumed
(thousands of bushels)	62,505	83,883	(25.5)

Revenues in our ethanol production segment decreased $52.0 million for the three months ended March 31, 2021 compared with the same period in 2020 primarily due to lower production volumes of ethanol, distillers grains and corn oil.

Cost of goods sold for our ethanol production segment decreased $73.6 million for the three months ended March 31, 2021 compared with the same period last year primarily due to lower production volumes, as well as lower production costs. Operating loss decreased $40.5 million and EBITDA increased $42.3 million for the three months ended March 31, 2021 compared with the same period in 2020 primarily due to the $24.1 million noncash impairment charge recorded during the three months ended March 31, 2020, as well as improved margins. Depreciation and amortization expense for the ethanol production segment was $18.5 million for the three months ended March 31, 2021 compared with $15.9 million for the same period last year.

Agribusiness and Energy Services Segment

Revenues in our agribusiness and energy services segment decreased $29.2 million while operating income and EBITDA increased $10.8 million for the three months ended March 31, 2021 compared with the same period in 2020. The decrease in revenues was primarily due to a decrease in ethanol, distillers grain and corn oil trading activity driven by lower production volumes. Operating income and EBITDA increased primarily as a result of higher trading margins.

Food and Ingredients Segment

The food and ingredients segment, which now represents food-grade corn oil production had no activity during the three months ended March 31, 2021 and 2020.

Partnership Segment

Revenues generated by our partnership segment increased $0.1 million for the three months ended March 31, 2021, compared with the same period for 2020. Storage and throughput services revenue increased $0.5 million due to an increase in the rate per gallon charged to Green Plains Trade beginning on July 1, 2020. Terminal services revenue decreased $0.2 million as a result of lower throughput volume. Railcar transportation services revenue decreased $0.1 million primarily due to a decrease in railcar sublease revenue. Trucking and other revenue decreased $0.1 million due to a reduction in freight loads. Operating income increased and EBITDA increased $0.4 million for the three months ended March 31, 2021 compared with the same period in 2020.

Intersegment Eliminations

Intersegment eliminations of revenues decreased by $1.9 million for the three months ended March 31, 2021 compared with the same period in 2020 primarily due to decreased intersegment marketing and service fees within the agribusiness and energy services segment as a result of lower production volumes.

Corporate Activities

Operating income was impacted by a decrease in corporate activities of $38.2 million for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to the gain on sale of assets recorded during the current quarter.

Income Taxes

We recorded income tax expense of $1.9 million for the three months ended March 31, 2021, compared with income tax benefit of $44.3 million for the same period in 2020. The decrease in the amount of tax benefit recorded for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the recording of a valuation allowance against increases in deferred tax assets for the three months ended March 31, 2021 compared to the tax benefit recorded for the same period in 2020 to reflect the benefit associated with the carry back of the 2019 tax NOLs to the 2014 tax year under the CARES Act of 2020, as well as the release of a previously recorded valuation allowance against the 2019 NOL and other deferred tax assets.

Income from Equity Method Investees

Income from equity method investees decreased $7.8 million for the three months ended March 31, 2021 compared with the same period last year due primarily to the disposition of our GPCC joint venture during the fourth quarter of 2020.

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

On March 31, 2021, we had $446.8 million in cash and equivalents, excluding restricted cash, consisting of $405.0 million held at our parent company and the remainder held at our subsidiaries. Additionally, we had $207.6 million in restricted cash at March 31, 2021. We also had $330.4 million available under our committed revolving credit and term loan agreements, including $4.7 million available under the partnership’s revolving credit facility, some of which were subject to restrictions or other lending conditions. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At March 31, 2021, our subsidiaries had approximately $152.7 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities.

Net cash used in operating activities was $37.0 million for the three months ended March 31, 2021 compared with net cash provided by operating activities of $17.8 million for the same period in 2020. Operating activities compared to the prior year were primarily affected by changes in working capital and deferred taxes when compared to the same period of the prior year. Net cash provided by investing activities was $42.3 million for the three months ended March 31, 2021 compared with net cash used in investing activities of $39.9 million for the same period in 2020. Investing activities compared to the prior year were primarily affected by proceeds from the sale of assets during 2021. Net cash provided by financing activities was $374.3 million for the three months ended March 31, 2021 compared with net cash used in financing activities of $42.3 million for the same period in 2020, primarily due to proceeds from the issuance of common stock and debt offerings during 2021.

Additionally, Green Plains Trade, Green Plains Grain and Green Plains Commodity Management use revolving credit facilities to finance working capital requirements. We frequently draw from and repay these facilities which results in significant cash movements reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

We incurred capital expenditures of approximately $31.5 million during the three months ended March 31, 2021, primarily for Ultra High-Protein expansion projects at various facilities, Project 24 operating expense reduction and for various maintenance projects. Capital spending for the remainder of 2021 is expected to be between $170.0 million and $194.0 million for various projects, including the Ultra High-Protein expansion at our Wood River, Obion and Mount Vernon locations, which are expected to be financed with cash provided by operating activities, as well as borrowings under our recently secured project based financing of $75.0 million and $125.0 million junior secured mezzanine notes.

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

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement requires the partnership to distribute all available cash, as defined, to its partners, including us, within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by the general partner, including those for future capital expenditures, future acquisitions and anticipated future debt service requirements, plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. On April 22, 2021, the board of directors of the general partner of the partnership declared a cash distribution of $0.12 per unit on outstanding common and subordinated units. The distribution is payable on May 14, 2021, to unitholders of record at the close of business on May 7, 2021.

Our board of directors authorized a share repurchase program of up to $200 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We did not repurchase any shares during the first quarter of 2021. To date, we have repurchased 7,396,936 of common stock for approximately $92.8 million under the program.

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

Debt

For additional information related to our debt, see Note 8 – Debt included as part of the notes to consolidated financial statements and Note 12 – Debt included as part of the notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2020.

We were in compliance with our debt covenants at March 31, 2021. Based on our forecasts, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.

As outlined in Note 8 - Debt, we use LIBOR as a reference rate for our credit facility. The administrator of LIBOR has announced it will cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. It is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will be established by the applicable phase out dates. We may need to amend our credit facility to determine the interest rate to replace LIBOR with the new standard that is established. The potential effect of any such event on interest expense cannot yet be determined.

Corporate Activities

In March 2021, we issued $230.0 million of 2.25% convertible senior notes due in 2027, or the 2.25% notes. The 2.25% notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year, beginning September 15, 2021. The initial conversion rate is 31.6206 shares of the company’s common stock per $1,000 principal amount of 2.25% notes (equivalent to an initial conversion price of approximately $31.62 per share of the company’s common stock), representing an approximately 37.5% premium over the offering price of the company’s common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; the event of a cash dividend or distribution; or a tender or exchange offering. In addition, the company may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the company’s calling the 2.25% notes for redemption. We may settle the 2.25% notes in cash, common stock or a combination of cash and common stock. At March 31, 2021, the outstanding principal balance on the 2.25% notes was $230.0 million.

In June 2019, we issued $115.0 million of 4.00% convertible senior notes due in 2024, or the 4.00% notes. The 4.00% notes are senior, unsecured obligations, with interest payable on January 1 and July 1 of each year, beginning January 1, 2020, at a rate of 4.00% per annum. The initial conversion rate will be 64.1540 shares of our common stock per $1,000 principal amount of the 4.00% notes, which is equivalent to an initial conversion price of approximately $15.59 per share of our common stock. The conversion rate will be subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; the event of a cash dividend or distribution; or a tender or exchange offering. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our calling the 4.00% notes for redemption. We may settle the 4.00% notes in cash, common stock or a combination of cash and common stock. At March 31, 2021, the outstanding principal balance on the 4.00% notes was $115.0 million.

In August 2016, we issued $170.0 million of 4.125% convertible senior notes due in 2022, or 4.125% notes, which are senior, unsecured obligations with interest payable on March 1 and September 1 of each year. In March 2021, concurrent with the issuance of the 2.25% notes, we used approximately $156.5 million of the net proceeds of the 2.25% notes to repurchase approximately $135.7 million aggregate principal amount of its 4.125% notes due 2022, in privately negotiated transactions. Prior to March 1, 2022, the 4.125% notes are not convertible unless certain conditions are satisfied. The initial conversion rate is 35.7143 shares of common stock per $1,000 of principal which is equal to a conversion price of approximately $28.00 per share. The conversion rate will be subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; the event of a cash dividend or distribution; or a tender or exchange offering. We may settle the 4.125% notes in cash, common stock or a combination of cash and common stock. At March 31, 2021, the outstanding principal balance on the 4.125% notes was $34.3 million.

Agribusiness and Energy Services Segment

Green Plains Trade has a $300.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in July of 2022. This facility can be increased by up to $70.0 million with agent approval. Advances are subject to variable interest rates equal to a daily LIBOR rate plus 2.25% or the base rate plus 1.25%. The unused portion of the credit facility is also subject to a commitment fee of 0.375% per annum. At March 31, 2021, the outstanding principal balance was $70.3 million on the facility and the interest rate was 2.43%.

Green Plains Grain has a $100.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in June of 2022. This facility can be increased by up to $75.0 million with agent approval and up to $50.0 million for seasonal borrowings. Total commitments outstanding under the facility cannot exceed $225.0 million. At March 31, 2021, the outstanding principal balance was $49.0 million on the facility and the interest rate was 3.13%.

Green Plains Grain has entered into short-term inventory financing agreements with a financial institution. At March 31, 2021, 5.5 million bushels of corn had been designated as collateral under these agreements at initial values totaling $32.3 million. The company has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. At March 31, 2021, the short-term notes payable were valued at $32.3 million and the interest rate was 2.93%.

Green Plains Commodity Management has an uncommitted $30.0 million revolving credit facility which matures April 30, 2023 to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to LIBOR plus 1.75%. At March 31, 2021, the outstanding principal balance was $22.6 million on the facility and the interest rate was 1.84%.

Ethanol Production Segment

On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon issued $125.0 million of junior secured mezzanine notes due 2026 with four funds and accounts managed by BlackRock for the purchase of all notes issued. At March 31, 2021, the outstanding principal balance was $125.0 million on the loan and the interest rate was 11.75%.

Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of the company, has a $75.0 million delayed draw loan agreement, which matures on September 1, 2035. At March 31, 2021, the outstanding principal balance was $30.0 million on the loan and the interest rate was 6.52%.

We also have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a $135.0 million credit facility to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The credit facility includes a $130.0 million term loan and a $5.0 million revolving credit facility, maturing on December 31, 2021. During the three months ended March 31, 2021, principal payments of $37.5 million were made on the term loan, including $7.5 million of scheduled repayments, $27.0 million related to the sale of the storage assets located adjacent to the Ord, Nebraska ethanol plant and a $3.0 million prepayment made with excess cash. As of March 31, 2021, no additional prepayments on the term loan were required or paid. The term loan requires monthly principal payments of $2.5 million, with a step up to monthly payments of $3.2 million through maturity beginning May 15, 2021. As of March 31, 2021, the term loan had a balance of $62.5 million and an interest rate of 5.75% and the revolver had a balance outstanding of $0.3 million at an interest rate of 7.00%.

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

While the partnership has not yet renegotiated the credit facility or secured additional funding necessary to repay the loan, the partnership believes it is probable that it will source appropriate funding prior to August 2021 given the partnership’s consistent and stable fee-based cash flows, ongoing profitability, low leverage and history of obtaining financing on reasonable commercial terms. In the unlikely scenario that the partnership is unable to refinance its debt with the lenders prior to its maturity, the partnership will consider other financing sources, including but not limited to, the restructuring or issuance of new debt with a different lending group, the issuance of additional partnership units, other strategic actions to extinguish the debt, or support from the company.

Contractual Obligations

Contractual obligations as of March 31, 2021 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term and short-term debt obligations (1)	$787,014	$237,242	$37,969	$348,636	$163,167
Interest and fees on debt obligations (2)	157,173	35,820	55,260	46,245	19,848
Operating lease obligations (3)	79,895	18,575	29,256	17,259	14,805
Other	20,309	4,019	3,379	6,648	6,263
Purchase obligations:
Forward grain purchase contracts (4)	271,752	269,472	2,280	-	-
Other commodity purchase contracts (5)	128,996	104,387	20,065	4,544	-
Other	280	210	70	-	-
Total contractual obligations	$1,445,419	$669,725	$148,279	$423,332	$204,083

(1)Includes the current portion of long-term debt and future finance lease obligations and excludes the effect of any debt issuance costs.

(2)Interest amounts are calculated over the terms of the loans using current interest rates, assuming scheduled principal and interest amounts are paid pursuant to the debt agreements. Includes administrative and/or commitment fees on debt obligations.

(3)Operating lease costs are primarily for railcars and office space and exclude leases not yet commenced with undiscounted future lease payments of approximately $1.7 million.

(4)Purchase contracts represent index-priced and fixed-price contracts. Index purchase contracts are valued at current quarter-end prices.

(5)Includes fixed-price ethanol, dried distillers grains and natural gas purchase contracts.

Critical Accounting Policies and Estimates

Key accounting policies, including those relating to revenue recognition, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. Information about our critical accounting policies and estimates are included in our annual report on Form 10-K for the year ended December 31, 2020.

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

Interest Rate Risk

We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or LIBOR. A 10% increase in interest rates would affect our interest cost by approximately $0.8 million per year. At March 31, 2021, we had $773.4 million in debt, $235.2 million of which had variable interest rates.

For additional information related to our debt, see Note 8 – Debt included as part of the notes to consolidated financial statements and Note 12 – Debt included as part of the notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2020.

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

To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, corn oil, and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three months ended March 31, 2021, revenues included net losses of $56.0 million and cost of goods sold included net gains of $18.5 million associated with derivative financial instruments.

Ethanol Production Segment

In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. To reduce commodity price risk caused by market fluctuations, we enter into exchange-traded futures and options contracts that serve as economic hedges.

Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on March 31, 2021, which is as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price

Ethanol	958,000	Gallons	$116,059
Corn	331,000	Bushels	$129,767
Distillers grains	2,400	Tons (2)	$31,942
Corn oil	258,000	Pounds	$10,907
Natural gas	27,700	MmBTU	$2,903

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $0.4 million for grain at March 31, 2021. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $27 thousand.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2020, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. Investors should also carefully consider the discussion of risks with the partnership under the heading “Risk Factors” and other information in their annual report on Form 10-K for the year ended December 31, 2020. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. The following risk factors supplement and/or update risk factors previously disclosed and should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

Our margins are dependent on managing the spread between the price of corn, natural gas, ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil.

Our operating results are highly sensitive to the spread between the corn and natural gas we purchase, and the ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil we sell. Price and supply are subject to various market forces, such as weather, domestic and global demand, shortages, export prices, crude oil prices, currency valuations and government policies in the United States and around the world, over which we have no control. Price volatility of these commodities may cause our operating results to fluctuate substantially. Increases in corn or natural gas prices or decreases in ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil prices may make it unprofitable to operate. No assurance can be given that we will purchase corn and natural gas or sell ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil at or near prices which would provide us with positive margins. Consequently, our results of operations and financial position may be adversely affected by increases in corn or natural gas prices or decreases in ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil prices.

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

Our operating results are highly sensitive to commodity prices.

Corn. We are generally unable to pass increased corn costs to our customers since ethanol competes with other fuels. We have seen considerable price volatility in corn prices not experienced in recent years. At certain corn prices, ethanol may be uneconomical to produce. Ethanol plants, livestock industries and other corn-consuming enterprises put significant price pressure on local corn markets. In addition, local corn supplies and prices could be adversely affected by prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets, supply or demand, or damaging growing conditions, such as plant disease or adverse weather, including drought.

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

Shifts in global markets, supply or demand changes, as well as adverse weather conditions, such as inadequate or excessive amounts of rain during the growing season, overly wet conditions, an early freeze or snowy weather during harvest could impact the supply of corn that is needed to produce ethanol. Corn stored in an open pile may be damaged by rain or warm weather before the corn is dried, shipped or moved into a storage structure.

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

Our operations could be adversely impacted by legislation, administration actions, EPA actions, or lawsuits, that may reduce the RFS II mandated volumes of conventional ethanol and other biofuels through the annual RVO, the 2022 reset rulemaking, EPA E15 or other rulemaking, the point of obligation for blending, or small refinery exemptions. A number of lawsuits are pending involving the RVO, the point of obligation, E15 and small refinery exemptions. Similarly, should federal mandates regarding oxygenated gasoline be repealed, the market for domestic ethanol could be adversely impacted. Economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS II mandate, may affect future demand. A significant increase in supply beyond the RFS II mandate could have an adverse impact on ethanol prices. Moreover, changes to RFS II could negatively impact the price of ethanol or cause imported sugarcane ethanol to become more economical than domestic ethanol. Likewise state and regional low carbon fuel standards (LCFS) like that of California could be favorable or harmful to conventional ethanol, depending on how it is crafted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations.

The following table lists the shares that were surrendered during the first quarter of 2021:

Period	Total Number of Shares Withheld for Employee Awards	Average Price Paid per Share
January 1 - January 31	-	$-
February 1 - February 28	34,548	27.27
March 1 - March 31	112,163	25.52
Total	146,711	$25.93

Our board of directors authorized a share repurchase program of up to $200 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. We did not repurchase any shares during the first quarter of 2021. Since inception, the company has repurchased 7,396,936 shares of common stock for approximately $92.8 million under the program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description of Exhibit
2.1

Asset Purchase Agreement, dated January 25, 2021, by and among Green Plains Partners LP, Green Plains Holdings LLC, Green Plains Operating Company LLC, Green Plains Ethanol Storage LLC, Green Plains Logistics LLC, Green Plains Inc., Green Plains Trade Group LLC and Green Plains Ord LLC. (incorporated herein by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K dated January 27, 2021)

4.1

Indenture dated February 9, 2021 by Green Plains SPE LLC, as Issuer, Green Plains Inc., as Guarantor and Wilmington Trust, National Association, as Trustee. (The schedules to the Indenture have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated February 12, 2021)

4.2

Indenture, dated March 1, 2021, between Green Plains Inc. and Wilmington Trust, National Association, as trustee. (incorporated herein by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K dated March 1, 2021)

4.3

First Supplemental Indenture relating to the 2.25% Convertible Senior Notes due 2027, dated as of March 1, 2021, between Green Plains Inc. and Wilmington Trust, National Association, including the form of Global Note attached as Exhibit A thereto. (incorporated herein by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K dated March 1, 2021)

10.1

Note Purchase Agreement dated February 9, 2021 by and among Green Plains SPE LLC, as the Issuer, Green Plains Inc., as Guarantor, and Purchasers signatory thereto. (The schedules to the Note Purchase Agreement have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated February 12, 2021)

10.2

Pledge and Security Agreement dated February 9, 2021 by and among Green Plains SPE LLC, as the Pledgor, in favor of Wilmington Trust, National Association, as Trustee. (The schedules to the Pledge and Security Agreement have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated February 12, 2021)

10.3

First Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from Green Plains Mount Vernon LLC, as Mortgagor and Wilmington Trust, National Association, as Mortgagee. (incorporated herein by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K dated February 12, 2021)

10.4

First Priority Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement from Green Plains Obion LLC, as Mortgagor and Wilmington Trust, National Association, as Mortgagee. (incorporated herein by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K dated February 12, 2021)

10.5

Amendment No. 5 to Rail Transportation Services Agreement, dated March 22, 2021, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC. (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated March 23, 2021)

10.6

Amendment No. 5 to Ethanol Storage and Throughput Agreement, dated March 22, 2021, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC. (The exhibits to Amendment No. 5 have been omitted. The Company will furnish such schedules to the SEC upon request). (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated March 23, 2021)

10.7

Amendment No. 5 to Operational Services and Secondment Agreement, dated March 22, 2021, between Green Plains Inc. and Green Plains Holdings LLC. (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated March 23, 2021)

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

101

The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 4, 2021	GREEN PLAINS INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: May 4, 2021	By: /s/ G. Patrich Simpkins Jr. _ G. Patrich Simpkins Jr. Chief Financial Officer (Principal Financial Officer)