Form 10-Q
period 2021-09-30
Green Plains Inc.
filed 2021-11-04
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2021

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

☐ Yes ☒ No

The number of shares of common stock, par value $0.001 per share, outstanding as of November 1, 2021, was 53,595,978 shares.

Commonly Used Defined Terms

Green Plains Inc. and Subsidiaries:

Green Plains; the company	Green Plains Inc. and its subsidiaries
BioProcess Algae	BioProcess Algae LLC
FQT	Fluid Quip Technologies, LLC
Green Plains Cattle; GPCC	Green Plains Cattle Company LLC
Green Plains Commodity Management	Green Plains Commodity Management LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Mount Vernon; Mount Vernon	Green Plains Mount Vernon LLC
Green Plains Obion; Obion	Green Plains Obion LLC
Green Plains Partners; the partnership	Green Plains Partners LP
Green Plains Shenandoah; Shenandoah	Green Plains Shenandoah LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Wood River; Wood River	Green Plains Wood River LLC

Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
JV	Joint Venture
LIBOR	London Interbank Offered Rate
SEC	Securities and Exchange Commission

Industry and Other Defined Terms:

BlackRock	Funds and accounts managed by BlackRock
CAFE	Corporate Average Fuel Economy
CARB	California Air Resources Board
the CARES Act	Coronavirus Aid, Relief, and Economic Security Act
COVID-19	Coronavirus Disease 2019
CST	Clean Sugar Technology
DOE	Department of Energy
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
FFV	Flexible-fuel vehicle
GNS	Grain Neutral Spirits
MmBtu	Million British Thermal Units
Mmg	Million gallons
MTBE	Methyl tertiary-butyl ether
MVC	Minimum volume commitment
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
SRE	Small refinery exemption
U.S.	United States
USDA	U.S. Department of Agriculture

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$589,822	$233,860
Restricted cash	131,073	40,950
Accounts receivable, net of allowances of $382 and $143, respectively	90,271	55,568
Income taxes receivable	1,732	661
Inventories	243,207	269,491
Prepaid expenses and other	15,730	16,531
Derivative financial instruments	45,691	25,292
Total current assets	1,117,526	642,353
Property and equipment, net of accumulated depreciation and amortization of $547,599 and $530,194, respectively	842,141	801,690
Operating lease right-of-use assets	66,971	61,883
Other assets	86,566	72,991
Total assets	$2,113,204	$1,578,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$112,459	$140,058
Accrued and other liabilities	42,731	38,471
Derivative financial instruments	35,401	20,265
Operating lease current liabilities	16,766	14,902
Short-term notes payable and other borrowings	162,470	140,808
Current maturities of long-term debt	34,477	98,052
Total current liabilities	404,304	452,556
Long-term debt	514,434	287,299
Operating lease long-term liabilities	53,050	49,549
Other liabilities	23,798	12,849
Total liabilities	995,586	802,253

Commitments and contingencies (Note 13)

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 61,838,598 and 47,470,505 shares issued, and 53,594,142 and 35,657,344 shares outstanding, respectively	65	47
Additional paid-in capital	1,067,583	740,889
Retained earnings (deficit)	(5,631)	39,375
Accumulated other comprehensive income (loss)	1,038	(2,172)
Treasury stock, 8,244,456 and 11,813,161 shares, respectively	(91,626)	(131,287)
Total Green Plains stockholders' equity	971,429	646,852
Noncontrolling interests	146,189	129,812
Total stockholders' equity	1,117,618	776,664
Total liabilities and stockholders' equity	$2,113,204	$1,578,917

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Product revenues	$745,240	$423,027	$2,019,006	$1,441,248
Service revenues	1,551	1,035	5,843	3,707
Total revenues	746,791	424,062	2,024,849	1,444,955

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	730,179	393,933	1,878,820	1,372,057
Operations and maintenance expenses	5,162	6,647	17,153	19,410
Selling, general and administrative expenses	26,022	19,934	72,923	62,090
Loss (gain) on sale of assets, net	1,823	(2,000)	(31,245)	(2,000)
Goodwill impairment	-	-	-	24,091
Depreciation and amortization expenses	28,280	19,753	69,493	57,208
Total costs and expenses	791,466	438,267	2,007,144	1,532,856
Operating income (loss)	(44,675)	(14,205)	17,705	(87,901)

Other income (expense)
Interest income	25	3	496	643
Interest expense	(9,488)	(10,169)	(60,225)	(29,536)
Other, net	(440)	12	(1,680)	862
Total other expense	(9,903)	(10,154)	(61,409)	(28,031)
Loss before income taxes and income from equity method investees	(54,578)	(24,359)	(43,704)	(115,932)
Income tax benefit (expense)	(7)	(7,280)	2,914	48,461
Income from equity method investees, net of income taxes	174	906	517	20,917
Net loss	(54,411)	(30,733)	(40,273)	(46,554)
Net income attributable to noncontrolling interests	5,211	3,753	16,151	12,591
Net loss attributable to Green Plains	$(59,622)	$(34,486)	$(56,424)	$(59,145)

Earnings per share:
Net loss attributable to Green Plains - basic and diluted	$(1.18)	$(1.00)	$(1.27)	$(1.71)

Weighted average shares outstanding:
Basic and diluted	50,482	34,629	44,581	34,632

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(54,411)	$(30,733)	$(40,273)	$(46,554)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during the period, net of tax benefit (expense) of ($171), $859, ($260) and ($160), respectively	538	(2,696)	820	503
Reclassification of realized losses (gains) on derivatives, net of tax benefit (expense) of $62, $0, ($750) and $1,431, respectively	(194)	-	2,390	(4,492)
Other comprehensive income (loss), net of tax	344	(2,696)	3,210	(3,989)
Share of equity method investees other comprehensive income (loss) arising during the period, net of tax benefit (expense) of $0, $6,705, $0 and ($1,318), respectively	-	(21,057)	-	4,140
Total other comprehensive income (loss), net of tax	344	(23,753)	3,210	151
Comprehensive loss	(54,067)	(54,486)	(37,063)	(46,403)
Comprehensive income attributable to noncontrolling interests	5,211	3,753	16,151	12,591
Comprehensive loss attributable to Green Plains	$(59,278)	$(58,239)	$(53,214)	$(58,994)

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(40,273)	$(46,554)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	69,493	57,208
Amortization of debt issuance costs and debt discount	6,957	16,097
Gain on sale of assets, net	(31,245)	(1,405)
Loss on extinguishment of debt	32,645	-
Goodwill impairment	-	24,091
Deferred income taxes	(3,008)	(10,569)
Stock-based compensation	3,980	5,720
Income from equity method investees, net of income taxes	(517)	(20,917)
Distribution from equity method investees, net of income taxes	-	27,910
Other	1,199	18
Changes in operating assets and liabilities before effects of business combinations and dispositions:
Accounts receivable	(33,776)	54,683
Inventories	4,088	68,301
Derivative financial instruments	(2,386)	5,532
Prepaid expenses and other assets	175	2,051
Accounts payable and accrued liabilities	(35,007)	(78,091)
Current income taxes	(1,073)	(26,825)
Other	876	(802)
Net cash provided by (used in) operating activities	(27,872)	76,448

Cash flows from investing activities:
Purchases of property and equipment, net	(123,687)	(85,376)
Proceeds from the sale of assets	87,217	-
Other investing activities	(7,000)	(4,098)
Net cash used in investing activities	(43,470)	(89,474)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	367,701	13,000
Payments of principal on long-term debt	(188,706)	(12,933)
Proceeds from short-term borrowings	2,450,416	1,816,821
Payments on short-term borrowings	(2,432,553)	(1,866,526)
Payments on extinguishment of convertible debt	(20,861)	-
Payments for repurchase of common stock	-	(11,479)
Payments of cash distributions	(4,187)	(8,281)
Proceeds from issuance of common stock, net	356,011	-
Payments of loan fees	(9,050)	(3,900)
Payments related to tax withholdings for stock-based compensation	(4,674)	(1,288)
Other financing activities	3,330	-
Net cash provided by (used in) financing activities	517,427	(74,586)

Net change in cash, cash equivalents and restricted cash	446,085	(87,612)
Cash, cash equivalents and restricted cash, beginning of period	274,810	269,896
Cash, cash equivalents and restricted cash, end of period	$720,895	$182,284

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Nine Months Ended September 30,
	2021	2020
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$589,822	$150,407
Restricted cash	131,073	31,877
Total cash, cash equivalents and restricted cash	$720,895	$182,284

Non-cash financing activity:
Exchange of 4.00% convertible notes due 2024	$51,000	$-
Exchange of common stock held in treasury stock for 4.00% convertible notes due 2024	$39,661	$-

Supplemental investing activities:
Assets disposed of in sale	$54,626	$-
Less: liabilities relinquished	(3,706)	-
Net assets disposed	$50,920	$-

Supplemental disclosures of cash flow:
Cash paid (refunded) for income taxes, net	$1,336	$(4,533)
Cash paid for interest	$25,529	$20,325
Cash premium paid for extinguishment of convertible notes	$20,861	$-

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

Consolidated Financial Statements

The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis. The company owns a 48.9% limited partner interest and a 2.0% general partner interest in Green Plains Partners LP. Public investors own the remaining 49.1% limited partner interest in the partnership. The company determined that the limited partners in the partnership with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact the partnership’s economic performance; therefore, the partnership is considered a variable interest entity. The company, through its ownership of the general partner interest in the partnership, has the power to direct the activities that most significantly affect economic performance and is obligated to absorb losses and has the right to receive benefits that could be significant to the partnership. Therefore, the company is considered the primary beneficiary and consolidates the partnership in the company’s financial statements. The assets of the partnership cannot be used by the company for general corporate purposes. The partnership’s consolidated total assets as of September 30, 2021 and December 31, 2020, excluding intercompany balances, are $102.1 million and $91.2 million, respectively, and primarily consist of property and equipment, operating lease right-of-use assets and goodwill. The partnership’s consolidated total liabilities as of September 30, 2021 and December 31, 2020, excluding intercompany balances, are $112.6 million and $151.2 million, respectively, which primarily consist of long-term debt as discussed in Note 8 – Debt and operating lease liabilities. The liabilities recognized as a result of consolidating the partnership do not represent additional claims on our general assets.

The company also owns a majority interest in BioProcess Algae, a joint venture formed in 2008, as well as a majority interest in Fluid Quip Technologies, LLC, with their results being consolidated in our consolidated financial statements.

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

Description of Business

The company operates within four business segments: (1) ethanol production, which includes the production of ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and ingredients, which includes food-grade corn oil and (4) partnership, which includes fuel storage and transportation services. The food and ingredients segment had no activity during the three and nine months ended September 30, 2021 and 2020.

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

The company uses exchange-traded futures and options contracts and forward purchase and sale contracts to attempt to minimize the effect of price changes on ethanol, grain, corn oil and natural gas. Exchange-traded futures and options contracts are valued at quoted market prices and settled predominantly in cash. The company is exposed to loss when counterparties default on forward purchase and sale contracts. Grain inventories held for sale and forward purchase and sale contracts are valued at market prices when available or other market quotes adjusted for basis differences, primarily in transportation, between the exchange-traded market and local market where the terms of the contract are based. Changes in forward purchase contracts and exchange-traded futures and options contracts are recognized as a component of cost of goods sold.

Operations and Maintenance Expenses

In the partnership segment, transportation expenses represent the primary component of operations and maintenance expenses. Transportation expenses include railcar leases, freight and shipping of the company’s ethanol and co-products, as well as costs incurred storing ethanol at destination terminals.

Derivative Financial Instruments

The company uses various derivative financial instruments, including exchange-traded futures and exchange-traded and over-the-counter options contracts, to attempt to minimize risk and the effect of commodity price changes, including, but not limited to, corn, ethanol, natural gas, soybean meal and soybean oil. The company monitors and manages this exposure as part of its overall risk management policy to reduce the adverse effect market volatility may have on its operating results. The company may hedge these commodities as one way to mitigate risk; however, there may be situations when these hedging activities themselves result in losses.

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

Revenue by Source

The following tables disaggregate revenue by major source (in thousands):

	Three Months Ended September 30, 2021
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$-	$-	$-	$-	$-
Distillers grains	6,936	-	-	-	6,936
Corn oil	-	-	-	-	-
Service revenues	520	-	1,019	-	1,539
Other	8,633	9,597	-	-	18,230
Intersegment revenues	-	-	1,969	(1,969)	-
Total revenues from contracts with customers	16,089	9,597	2,988	(1,969)	26,705
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	455,843	109,552	-	-	565,395
Distillers grains	77,008	9,699	-	-	86,707
Corn oil	35,363	11,222	-	-	46,585
Grain	-	13,505	-	-	13,505
Other	4,046	3,837	-	-	7,883
Intersegment revenues	-	5,362	-	(5,362)	-
Total revenues from contracts accounted for as derivatives	572,260	153,177	-	(5,362)	720,075
Leasing revenues under ASC 842 (2):	-	-	16,263	(16,252)	11
Total Revenues	$588,349	$162,774	$19,251	$(23,583)	$746,791

	Nine Months Ended September 30, 2021
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$-	$-	$-	$-	$-
Distillers grains	14,974	-	-	-	14,974
Corn oil	-	-	-	-	-
Service revenues	2,545	-	3,235	-	5,780
Other	25,062	12,640	-	-	37,702
Intersegment revenues	-	-	6,147	(6,147)	-
Total revenues from contracts with customers	42,581	12,640	9,382	(6,147)	58,456
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	1,159,020	324,395	-	-	1,483,415
Distillers grains	268,167	27,953	-	-	296,120
Corn oil	75,252	23,808	-	-	99,060
Grain	-	36,473	-	-	36,473
Other	22,324	28,939	-	-	51,263
Intersegment revenues	-	15,997	-	(15,997)	-
Total revenues from contracts accounted for as derivatives	1,524,763	457,565	-	(15,997)	1,966,331
Leasing revenues under ASC 842 (2):	-	-	49,976	(49,914)	62
Total Revenues	$1,567,344	$470,205	$59,358	$(72,058)	$2,024,849

	Three Months Ended September 30, 2020
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$-	$-	$-	$-	$-
Distillers grains	4,095	-	-	-	4,095
Corn oil	-	2,938	-	-	2,938
Service revenues	-	-	920	-	920
Other	66	1,408	-	-	1,474
Intersegment revenues	25	-	2,289	(2,314)	-
Total revenues from contracts with customers	4,186	4,346	3,209	(2,314)	9,427
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	263,390	56,895	-	-	320,285
Distillers grains	51,692	10,696	-	-	62,388
Corn oil	12,433	5,805	-	-	18,238
Grain	1	11,099	-	-	11,100
Other	1,276	1,233	-	-	2,509
Intersegment revenues	-	5,354	-	(5,354)	-
Total revenues from contracts accounted for as derivatives	328,792	91,082	-	(5,354)	414,520
Leasing revenues under ASC 842 (2):	-	-	18,173	(18,058)	115
Total Revenues	$332,978	$95,428	$21,382	$(25,726)	$424,062

	Nine Months Ended September 30, 2020
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$-	$-	$-	$-	$-
Distillers grains	25,159	-	-	-	25,159
Corn oil	-	2,938	-	-	2,938
Service revenues	-	-	3,366	-	3,366
Other	4,257	3,668	-	-	7,925
Intersegment revenues	75	-	6,201	(6,276)	-
Total revenues from contracts with customers	29,491	6,606	9,567	(6,276)	39,388
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	849,298	243,930	-	-	1,093,228
Distillers grains	179,854	28,960	-	-	208,814
Corn oil	36,621	23,681	-	-	60,302
Grain	7	26,773	-	-	26,780
Other	3,974	12,128	-	-	16,102
Intersegment revenues	-	17,030	-	(17,030)	-
Total revenues from contracts accounted for as derivatives	1,069,754	352,502	-	(17,030)	1,405,226
Leasing revenues under ASC 840 (2):	-	-	52,467	(52,126)	341
Total Revenues	$1,099,245	$359,108	$62,034	$(75,432)	$1,444,955

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

Major Customers

For the three and nine months ended September 30, 2021, no single customer’s revenue was over 10% of total revenues. No single customer’s revenue was over 10% of total revenues for the three months ended September 30, 2020, while revenues from Customer A represented approximately 10% of total revenues for the nine months ended September 30, 2020, which are reported in the ethanol production segment.

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

The asset and liabilities of the Ord ethanol plant at closing on March 22, 2021 were as follows: (in thousands):

Amounts of Identifiable Assets Disposed and Liabilities Relinquished
Inventory	$10,400
Prepaid expenses and other	632
Property and equipment	24,285
Operating lease right-of-use assets	1,811

Accrued and other liabilities	(156)
Operating lease current liabilities	(1,021)
Operating lease long-term liabilities	(790)
Total identifiable net assets disposed	$35,161

The amounts reflected above represent working capital estimates, which are considered preliminary until contractual post-closing working capital adjustments are finalized.

Disposition of Hereford Ethanol Plant

On December 28, 2020, the company completed the sale of the plant located in Hereford, Texas, and certain related assets, to Hereford Ethanol Partners, L.P. There were no material changes to the assets disposed and liabilities relinquished from the disposition of the Hereford plant during the three and nine months ended September 30, 2021.

Disposition of Equity Interest in Green Plains Cattle Company LLC

On October 1, 2020, pursuant to the Securities Purchase Agreement, the company sold its remaining 50% joint venture interest in GPCC to AGR, TGAM Agribusiness Fund LP and StepStone (the “Buyers”) for $80.5 million in cash, plus closing adjustments. The transaction resulted in a reduction in other assets of $69.7 million as a result of the removal of the equity method investment in GPCC, and a reduction in accumulated other comprehensive income (loss) of $10.7 million as a result of the removal of the company’s share of equity method investees accumulated other comprehensive loss. Transaction fees related to the disposal were not material. The Securities Purchase Agreement contains certain earn-out provisions of up to $4.0 million to be paid to the Buyers if certain EBITDA thresholds are met. During the three months ended September 30, 2021, the company recorded an estimated loss of $2.0 million associated with the earn-out provision, and will record any additional contingent amounts associated with the earn-out provision in the consolidated financial statements when the amount is reasonably determinable.

4. FAIR VALUE DISCLOSURES

The following methods, assumptions and valuation techniques were used in estimating the fair value of the company’s financial instruments:

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities the company can access at the measurement date.

Level 2 – directly or indirectly observable inputs such as quoted prices for similar assets or liabilities in active markets other than quoted prices included within Level 1, quoted prices for identical or similar assets in markets that are not active, and other inputs that are observable or can be substantially corroborated by observable market data through correlation or other means. Grain inventories held for sale in the agribusiness and energy services segment are valued at nearby futures values, plus or minus nearby basis values, which represent differences in local markets, including transportation or commodity quality or grade differences.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at September 30, 2021
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$589,822	$-	$589,822
Restricted cash	131,073	-	131,073
Inventories carried at market	-	41,456	41,456
Unrealized gains on derivatives	-	45,691	45,691
Other assets	111	94	205
Total assets measured at fair value	$721,006	$87,241	$808,247

Liabilities:
Accounts payable (1)	$-	$18,732	$18,732
Accrued and other liabilities (2)	-	3,377	3,377
Unrealized losses on derivatives	-	11,730	11,730
Other liabilities (2)	-	9,320	9,320
Total liabilities measured at fair value	$-	$43,159	$43,159

	Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$233,860	$-	$233,860
Restricted cash	40,950	-	40,950
Inventories carried at market	-	77,900	77,900
Unrealized gains on derivatives	-	21,956	21,956
Other assets	112	29	141
Total assets measured at fair value	$274,922	$99,885	$374,807

Liabilities:
Accounts payable (1)	$-	$19,355	$19,355
Unrealized losses on derivatives	-	10,997	10,997
Total liabilities measured at fair value	$-	$30,352	$30,352

(1)Accounts payable is generally stated at historical amounts with the exception of $18.7 million and $19.4 million at September 30, 2021 and December 31, 2020, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

(2)As of September 30, 2021, accrued and other liabilities includes $3.4 million and other liabilities includes $9.3 million of consideration related to potential earn-out payments recorded at fair value.

The fair value of the company’s debt was approximately $858.9 million compared with a book value of $711.4 million, excluding debt issuance costs, at September 30, 2021. The fair value of the company’s debt was approximately $535.9 million compared with a book value of $526.2 million at December 31, 2020. The company estimated the fair value of its convertible notes using Level 1 inputs, and the fair value of its other outstanding debt using Level 2 inputs. The company believes the fair values of its accounts receivable approximated book value, which was $90.3 million and $55.6 million at September 30, 2021 and December 31, 2020, respectively.

Although the company currently does not have any recurring Level 3 financial measurements, the fair values of tangible and intangible assets and goodwill acquired represent Level 3 measurements which were derived using a combination of the income approach, market approach and cost approach for the specific assets or liabilities being valued.

5. SEGMENT INFORMATION

The company reports the financial and operating performance for the following four operating segments: (1) ethanol production, which includes the production of ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and ingredients, which includes food-grade corn oil and (4) partnership, which includes fuel storage and transportation services. The food and ingredients segment, had no activity during the three and nine months ended September 30, 2021 and 2020.

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

The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Ethanol production:
Revenues from external customers	$588,349	$332,953	$1,567,344	$1,099,170
Intersegment revenues	-	25	-	75
Total segment revenues	588,349	332,978	1,567,344	1,099,245
Agribusiness and energy services:
Revenues from external customers	157,412	90,074	454,208	342,078
Intersegment revenues	5,362	5,354	15,997	17,030
Total segment revenues	162,774	95,428	470,205	359,108
Partnership:
Revenues from external customers	1,030	1,035	3,297	3,707
Intersegment revenues	18,221	20,347	56,061	58,327
Total segment revenues	19,251	21,382	59,358	62,034
Revenues including intersegment activity	770,374	449,788	2,096,907	1,520,387
Intersegment eliminations	(23,583)	(25,726)	(72,058)	(75,432)
Total Revenues	$746,791	$424,062	$2,024,849	$1,444,955

Refer to Note 2 - Revenue, for further disaggregation of revenue by operating segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold:
Ethanol production	$597,854	$330,162	$1,507,035	$1,103,486
Agribusiness and energy services	154,427	87,027	440,682	339,332
Intersegment eliminations	(22,102)	(23,256)	(68,897)	(70,761)
	$730,179	$393,933	$1,878,820	$1,372,057

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating income (loss):
Ethanol production (1)	$(44,192)	$(21,351)	$(30,969)	$(100,924)
Agribusiness and energy services	3,225	4,296	15,720	7,207
Partnership	12,417	12,986	37,204	37,641
Intersegment eliminations	(1,481)	(2,447)	(3,161)	(4,597)
Corporate activities (2)	(14,644)	(7,689)	(1,089)	(27,228)
	$(44,675)	$(14,205)	$17,705	$(87,901)

(1)Operating loss for ethanol production includes a goodwill impairment charge of $24.1 million for the nine months ended September 30, 2020.

(2)Corporate activities for the three and nine months ended September 30, 2021 include a $1.8 million loss on sale of assets and a $31.2 million gain on sale of assets, respectively, as well as a gain on sale of assets of $2.0 million for both the three and nine months ended September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation and amortization:
Ethanol production	$25,644	$17,493	$62,655	$50,575
Agribusiness and energy services	870	655	2,072	1,764
Partnership	1,089	940	2,771	2,867
Corporate activities	677	665	1,995	2,002
	$28,280	$19,753	$69,493	$57,208

The following table sets forth total assets by operating segment (in thousands):

	September 30, 2021	December 31, 2020
Total assets (1):
Ethanol production	$1,069,056	$900,963
Agribusiness and energy services	429,450	378,720
Partnership	102,116	91,205
Corporate assets	552,040	228,074
Intersegment eliminations	(39,458)	(20,045)
	$2,113,204	$1,578,917

(1)Asset balances by segment exclude intercompany balances.

6. INVENTORIES

Inventories are carried at the lower of cost or net realizable value, except grain held for sale and fair-value hedged inventories. Commodities held for sale are reported at market value. There was no lower of cost or net realizable value inventory adjustment as of September 30, 2021 and December 31, 2020.

The components of inventories are as follows (in thousands):

	September 30, 2021	December 31, 2020
Finished goods	$98,044	$89,223
Commodities held for sale	33,835	40,147
Raw materials	57,342	90,800
Work-in-process	19,356	13,201
Supplies and parts	34,630	36,120
	$243,207	$269,491

7. DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2021, the company’s consolidated balance sheet reflected unrealized gains of $1.0 million, net of tax, in accumulated other comprehensive income (loss). The company expects these losses will be reclassified to operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income will differ as commodity prices change.

Fair Values of Derivative Instruments

The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives'			Liability Derivatives'
	Fair Value			Fair Value
	September 30, 2021	December 31, 2020		September 30, 2021		December 31, 2020
Derivative financial instruments	$45,691	$21,956	(1)	$11,730	(2)	$10,997	(3)
Other assets	94	29		-		-
Total	$45,785	$21,985		$11,730		$10,997

(1)At December 31, 2020, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange traded futures and options contracts of $3.3 million, which included $2.8 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

(2)At September 30, 2021, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange traded futures and options contracts of $23.7 million, which included $14.3 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

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

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other	Three Months Ended September 30,		Nine Months Ended September 30,
Comprehensive Income into Income	2021	2020	2021	2020
Revenues	$(691)	$-	$(39,571)	$8,824
Cost of goods sold	947	-	36,431	(2,901)
Net gain (loss) recognized in income (loss) before income taxes	$256	$-	$(3,140)	$5,923

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain (Loss) Recognized in Other Comprehensive Income on	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives	2021	2020	2021	2020
Commodity contracts	$709	$(3,555)	$1,080	$663

		Amount of Gain (Loss)
		Recognized in Income on Derivatives
Derivatives Not Designated as	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Instruments	on Derivatives	2021	2020	2021	2020
Commodity contracts	Revenues	$1,638	$(21,128)	$(50,257)	$8,681
Commodity contracts	Costs of goods sold	(7,594)	4,184	3,960	10,678
Net gain (loss) recognized in income (loss) before income taxes		$(5,956)	$(16,944)	$(46,297)	$19,359

The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	September 30, 2021		December 31, 2020
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Inventories	$41,456	$14,734	$53,963	$9,041

Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations

The effect of cash flow and fair value hedges and the line items on the consolidated statements of operations where they are reported are as follows (in thousands):

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Three Months Ended September 30,
	2021		2020
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$(691)	$947	$-	$-

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	-	10,359	-	4,264
Derivatives designated as hedging instruments	-	(10,726)	-	(5,380)

Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$(691)	$580	$-	$(1,116)

	Location and Amount of Gain (Loss) Recognized in
	Income on Cash Flow and Fair Value Hedging
	Relationships for the Nine Months Ended September 30,
	2021		2020
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$(39,571)	$36,431	$8,824	$(2,901)

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	-	28,732	-	(3,665)
Derivatives designated as hedging instruments	-	(25,078)	-	3,220

Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$(39,571)	$40,085	$8,824	$(3,346)

There were no gains or losses from discontinuing cash flow or fair value hedge treatment during the three and nine months ended September 30, 2021 and 2020.

The open commodity derivative positions as of September 30, 2021, are as follows (in thousands):

	Exchange Traded (1)		Non-Exchange Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	(29,345)				Bushels	Corn
Futures	56,130	(3)			Bushels	Corn
Futures	(1,360)	(4)			Bushels	Corn
Futures	(23,436)				Gallons	Ethanol
Futures	(160,104)	(3)			Gallons	Ethanol
Futures	(15,430)				MmBTU	Natural Gas
Futures	1,888	(3)			MmBTU	Natural Gas
Futures	(6,055)	(4)			MmBTU	Natural Gas
Options	36,205				Pounds	Soybean Oil
Options	2,665				Bushels	Corn
Options	(2,511)				MmBTU	Natural Gas
Forwards			42,008	(108)	Bushels	Corn
Forwards			1,159	(357,410)	Gallons	Ethanol
Forwards			99	(612)	Tons	Distillers Grains
Forwards			2,496	(71,617)	Pounds	Corn Oil
Forwards			16,532	(295)	MmBTU	Natural Gas

(1)Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.

(2)Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.

(3)Futures used for cash flow hedges.

(4)Futures used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains on energy trading contracts of $0.1 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, and net losses on energy trading contracts of $0.9 million and net gains on energy trading contracts of $2.1 million for the three and nine months ended September 30, 2020, respectively.

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

The components of long-term debt are as follows (in thousands):

	September 30, 2021	December 31, 2020
Corporate: (1)
2.25% convertible notes due 2027 (2)	$230,000	$-
4.00% convertible notes due 2024 (3)	64,000	89,125
4.125% convertible notes due 2022 (4)	34,316	156,441
Green Plains SPE LLC:
$125.0 million junior secured mezzanine notes due 2026 (5)	125,000	-
Green Plains Wood River and Green Plains Shenandoah:
$75.0 million delayed draw loan agreement (6)	30,000	30,000
Green Plains Partners:
$60.0 million credit facility (7)	60,000	100,000
Other	15,580	15,936
Total book value of long-term debt	558,896	391,502
Unamortized debt issuance costs	(9,985)	(6,151)
Less: current maturities of long-term debt	(34,477)	(98,052)
Total long-term debt	$514,434	$287,299

(1)See discussion on early adoption of the amended guidance in ASC 470-20 above.

(2)Includes $6.8 million of unamortized debt issuance costs as of September 30, 2021.

(3)See discussion below regarding the exchange of convertible notes due in 2024. Includes $1.3 million and $2.2 million of unamortized debt issuance costs as of September 30, 2021 and December 31, 2020, respectively.

(4)See discussion below regarding the repurchase of convertible notes due in 2022. Includes $0.2 million and $1.3 million of unamortized debt issuance costs as of September 30, 2021 and December 31, 2020, respectively.

(5)Includes $0.9 million of unamortized debt issuance costs as of September 30, 2021.

(6)Includes $0.3 million of unamortized debt issuance costs as of both September 30, 2021 and December 31, 2020, respectively.

(7)The Green Plains Partners credit facility was amended on July 20, 2021, reducing the total amount available to $60.0 million and includes $0.4 million and $2.3 million of unamortized debt issuance costs as of September 30, 2021 and December 31, 2020, respectively.

The components of short-term notes payable and other borrowings are as follows (in thousands):

	September 30, 2021	December 31, 2020
Green Plains Trade:
$300.0 million revolver	$109,624	$79,251
Green Plains Grain:
$100.0 million revolver	22,800	38,700
$50.0 million inventory financing	-	-
Green Plains Commodity Management:
$30.0 million hedge line	30,046	21,682
Other	-	1,175
	$162,470	$140,808

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

Agribusiness and Energy Services Segment

Green Plains Trade has a $300.0 million senior secured asset-based revolving credit facility to finance working capital for marketing and distribution activities based on eligible collateral equal to the sum of percentages of eligible receivables and inventories, less miscellaneous adjustments. The credit facility matures on July 28, 2022 and consists of a $285 million credit facility and a $15 million first-in-last-out (FILO) credit facility and includes an accordion feature that enables the credit facility to be increased by up to $70.0 million with agent approval. Advances are subject to variable interest rates equal to daily LIBOR plus 2.25% on the credit facility and daily LIBOR plus 3.25% on the FILO credit facility. The total unused portion of the revolving credit facility is also subject to a commitment fee of 0.375% per annum.

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

Green Plains Grain has entered into a $50.0 million short-term inventory financing agreement with a financial institution. The company has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. The company had no short-term notes payable related to these inventory financing agreements as of September 30, 2021.

Green Plains Commodity Management has an uncommitted $30.0 million revolving credit facility which matures April 30, 2023, to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to LIBOR plus 1.75%.

Ethanol Production Segment

On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon, issued $125.0 million of junior secured mezzanine notes due 2026 (the “Junior Notes”) with BlackRock, a holder of a portion of the company’s common stock, for the purchase of all notes issued.

The Junior Notes will mature on February 9, 2026 and are secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. The proceeds of the Junior Notes will be used to construct high protein processing systems at the Green Plains Obion and Green Plains Mount Vernon facilities. The Junior Notes accrue interest at an annual rate of 11.75%. However, subject to the satisfaction of certain conditions, the Green Plains SPE LLC may elect to pay an amount in cash equal to interest accruing at a rate of 6.00% per annum plus an amount equal to interest accruing at a rate of 6.75% per annum to be paid in kind. The entire outstanding principal balance, plus any accrued and unpaid interest is due upon maturity. Green Plains SPE LLC is required to comply with certain financial covenants regarding minimum liquidity at Green Plains and a maximum aggregate loan to value. The Junior Notes can be retired or refinanced after 42 months with no prepayment premium. The Junior Notes have an unsecured parent guarantee from the company and have certain limitations on distributions, dividends or loans to the company unless there will not exist any event of default. Funds associated with the Junior Notes are administered by a trustee and are included in the balance of restricted cash as of September 30, 2021.

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

Partnership Segment

Green Plains Partners has a term loan to fund working capital, capital expenditures and other general partnership purposes. On July 20, 2021, the prior credit facility was amended decreasing the total amount available to $60.0 million, extending the maturity from December 31, 2021 to July 20, 2026, and converting the credit facility to a term loan. Under the terms of the amended agreement, BlackRock purchased the outstanding $50.0 million balance of the prior credit facility from the previous lenders. Interest on the amended term loan is based on 3-month LIBOR plus 8.00%, with a 0% LIBOR floor. Interest is payable on the 15th day of each March, June, September and December during the term with the first interest payment being September 15, 2021. The amended term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter beginning twelve months after the closing date.

During the nine months ended September 30, 2021, prior to the amendment, the partnership made principal payments of $50.0 million on the prior credit facility, including $19.5 million of scheduled repayments, $27.5 million related to the sale of the storage assets located adjacent to the Ord, Nebraska ethanol plant and a $3.0 million prepayment made with excess cash.

The partnership’s obligations under the term loan are secured by a first priority lien on (i) the equity interests of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, such as investment property, general intangibles and contract rights, including rights under any agreements with Green Plains Trade, (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries and its personal property and (iv) substantially all of the partnership’s real property and material leases of real property. The terms impose affirmative and negative covenants, including restrictions on the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. The term loan also requires the partnership to maintain a maximum consolidated leverage ratio and a minimum consolidated debt service coverage ratio, each of which is calculated on a pro forma basis with respect to acquisitions and divestitures occurring during the applicable period. The maximum consolidated leverage ratio required, as of the end of any fiscal quarter, is no more than 2.50x. The minimum debt service coverage ratio required, as of the end of any fiscal quarter, is no less 1.10x. The consolidated leverage ratio is calculated by dividing total funded indebtedness by the sum of the four preceding fiscal quarters’ consolidated EBITDA. The consolidated debt service coverage ratio is calculated by taking the sum of the four preceding fiscal quarters’ consolidated EBITDA minus income taxes and consolidated capital expenditures for such period divided by the sum of the four preceding fiscal quarters’ consolidated interest charges plus consolidated scheduled funded debt payments for such period.

Under the amended terms of the loan, the partnership has no restrictions on the amount of quarterly distribution payments, so long as (i) no default has occurred and is continuing, or would result from payment of the distribution, and (ii) the partnership and its subsidiaries are in compliance with its financial covenants and remain in compliance after payment of the distribution. The term loan is not guaranteed by the company.

Covenant Compliance

The company was in compliance with its debt covenants as of September 30, 2021.

Restricted Net Assets

At September 30, 2021, there were approximately $174.4 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

Restricted Stock Awards and Deferred Stock Units

The non-vested stock award and deferred stock unit activity for the nine months ended September 30, 2021, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2020	1,028,739	$9.15
Granted	353,181	27.27
Forfeited	(115,896)	14.63
Vested	(474,432)	12.23
Non-Vested at September 30, 2021	791,592	$14.59	2.0

Performance Shares

On February 18, 2021 and March 18, 2020, the board of directors granted performance shares to be awarded in the form of common stock to certain participants of the plan. These performance shares vest based on the level of achievement of certain performance goals, including the incremental value achieved from the company’s high-protein initiatives, annual production levels and return on investment (ROI). Performance shares granted in 2021 and 2020 do not contain market-based factors requiring a Monte Carlo valuation model. The performance shares were granted at a target of 100%, but each performance share will reduce or increase depending on results for the performance period. If the company achieves the maximum performance goals, the maximum amount of shares available to be issued pursuant to the 2021 and 2020 awards are 936,141 performance shares which represents approximately 271% of the 345,414 performance shares which remain outstanding. The actual number of performance shares that will ultimately vest is based on the actual performance targets achieved at the end of the performance period.

On February 19, 2019, and March 19, 2018, the board of directors granted performance shares to be awarded in the form of common stock to certain participants of the plan. These performance shares vest based on the company’s average return on net assets (RONA) and the company’s total shareholder return (TSR), as further described herein. The performance shares vest on the third anniversary of the grant, if the RONA and TSR criteria are achieved and the participant is then employed by the company. Fifty percent of the performance shares vest based upon the company’s ability to achieve a predetermined RONA during the three year performance period. The remaining fifty percent of the performance shares vest based upon the company’s total TSR during the three year performance period relative to that of the company’s performance peer group.

The performance shares were granted at a target of 100%, but each performance share will reduce or increase depending on results for the performance period for the company's RONA, and the company’s TSR relative to that of the performance peer group. On March 19, 2021, based on criteria discussed above, the 2018 performance shares vested at a target of 75%. If the company’s RONA and TSR achieve the maximum goals, the maximum amount of shares available to be issued pursuant to the 2019 awards are 224,900 performance shares or 150% of the 149,933 performance shares which remain outstanding. The actual number of performance shares that will ultimately vest is based on the actual percentile ranking of the company’s RONA, and the company’s TSR compared to the peer performance at the end of the performance period.

For performance shares which include market-based factors, the company uses the Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the company in applying the Monte Carlo valuation model for performance share grants and related valuation are illustrated in the following table:

FY 2019 Performance Awards
Risk-free interest rate	2.45%
Dividend yield	3.13%
Expected volatility	41.69%
Monte Carlo valuation	99.62%
Closing stock price on the date of grant	$15.34

The non-vested performance share award activity for the nine months ended September 30, 2021, is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2020	517,969	$10.82
Granted	183,316	26.41
Forfeited	(118,023)	15.83
Vested	(87,915)	17.68
Non-Vested at September 30, 2021	495,347	$14.18	2.2

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

The unit-based awards activity for the nine months ended September 30, 2021, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2020	47,620	$6.72
Granted	25,976	12.32
Forfeited	(6,494)	12.32
Vested	(47,620)	6.72
Non-Vested at September 30, 2021	19,482	$12.32	0.8

Stock-Based and Unit Based Compensation Expense

Compensation costs for stock-based and unit-based payment plans were $2.0 million and $4.0 million for the three and nine months ended September 30, 2021, respectively, and $2.1 million and $5.7 million for the three and nine months ended September 30, 2020, respectively. At September 30, 2021, there was $11.5 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.1 years. The potential tax benefit related to stock-based payment is approximately 23.9% of these expenses.

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

The basic and diluted EPS are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
EPS - basic and diluted:
Net loss attributable to Green Plains	$(59,622)	$(34,486)	$(56,424)	$(59,145)
Weighted average shares outstanding - basic and diluted	50,482	34,629	44,581	34,632
EPS - basic and diluted:	$(1.18)	$(1.00)	$(1.27)	$(1.71)

Anti-dilutive weighted-average convertible debt, warrants and stock-based compensation	14,055	14,187	12,458	14,059

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

Public Offerings of Common Stock

On March 1, 2021, the company completed an offering of 8,751,500 shares of our common stock, par value $0.001 per share, in a public offering at a price of $23.00 per share (the “March Common Stock Offering”). The March Common Stock Offering resulted in net proceeds of $191.1 million, after deducting underwriting discounts and commissions and the company’s offering expenses.

On August 9, 2021, the company completed an offering of 5,462,500 shares of our common stock, par value $0.001 per share, in a public offering at a price of $32.00 per share (the “August Common Stock Offering”). The August Common Stock Offering resulted in net proceeds of $164.9 million, after deducting underwriting discounts and commissions and the company’s offering expenses.

Warrants

During the three months ended March 31, 2021, in connection with certain agreements, the company issued warrants to purchase shares of its common stock. The company measures the fair value of the warrants using the Black-Scholes option pricing model as of the issuance date. Exercisable warrants are equity based and recorded as a reduction in additional paid-in capital.

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

Components of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

								Total
			Additional	Retained	Accum. Other			Green Plains	Non-	Total
	Common Stock		Paid-in	Earnings	Comp. Income	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Loss)	Shares	Amount	Equity	Interests	Equity

Balance, December 31, 2020	47,471	$47	$740,889	$39,375	$(2,172)	11,813	$(131,287)	$646,852	$129,812	$776,664
Impact of ASC 470-20 adoption (1)	-	-	(49,496)	11,418	-	-	-	(38,078)	-	(38,078)
Balance, January 1, 2021	47,471	47	691,393	50,793	(2,172)	11,813	(131,287)	608,774	129,812	738,586
Net income (loss)	-	-	-	(6,545)	-	-	-	(6,545)	4,566	(1,979)
Distributions declared	-	-	-	-	-	-	-	-	(1,395)	(1,395)
Other comprehensive income (loss) before reclassification	-	-	-	-	(4,849)	-	-	(4,849)	-	(4,849)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-	(1,377)	-	-	(1,377)	-	(1,377)
Other comprehensive income (loss), net of tax	-	-	-	-	(6,226)	-	-	(6,226)	-	(6,226)
Investment in subsidiary	-	-	-	-	-	-	-	-	3,330	3,330
Issuance of warrants	-	-	3,431	-	-	-	-	3,431	(3,431)	-
Issuance of common stock for cash at $23.00 per share, net of fees	8,752	9	191,125	-	-	-	-	191,134	-	191,134
Stock-based compensation	230	-	(3,000)	-	-	-	-	(3,000)	79	(2,921)
Balance, March 31, 2021	56,453	56	882,949	44,248	(8,398)	11,813	(131,287)	787,568	132,961	920,529
Net income (loss)	-	-	-	9,743	-	-	-	9,743	6,374	16,117
Distributions declared	-	-	-	-	-	-	-	-	(1,395)	(1,395)
Other comprehensive income (loss) before reclassification	-	-	-	-	5,131	-	-	5,131	-	5,131
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-	3,961	-	-	3,961	-	3,961
Other comprehensive income (loss), net of tax	-	-	-	-	9,092	-	-	9,092	-	9,092
Exchange of 4.00% convertible notes due 2024	-	-	17,679	-	-	(3,569)	39,661	57,340	-	57,340
Investment in subsidiary	-	-	-	-	-	-	-	-	3,139	3,139
Stock-based compensation	(20)	4	324	-	-	-	-	328	80	408
Balance, June 30, 2021	56,433	60	900,952	53,991	694	8,244	(91,626)	864,071	141,159	1,005,230
Net income (loss)	-	-	-	(59,622)	-	-	-	(59,622)	5,211	(54,411)
Distributions declared	-	-	-	-	-	-	-	-	(1,397)	(1,397)
Other comprehensive income (loss) before reclassification	-	-	-	-	538	-	-	538	-	538
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-	(194)	-	-	(194)	-	(194)
Other comprehensive income (loss), net of tax	-	-	-	-	344	-	-	344	-	344
Investment in subsidiary	-	-	-	-	-	-	-	-	1,156	1,156
Issuance of common stock for cash at $32.00 per share, net of fees	5,463	5	164,872	-	-	-	-	164,877	-	164,877
Stock-based compensation	(57)	-	1,759	-	-	-	-	1,759	60	1,819
Balance, September 30, 2021	61,839	$65	$1,067,583	$(5,631)	$1,038	8,244	$(91,626)	$971,429	$146,189	$1,117,618

(1)See Note 1 – Recent Accounting Pronouncements and Note 8 – Debt for discussion on adoption of ASC 470-20.

								Total
			Additional		Accum. Other			Green Plains	Non-	Total
	Common Stock		Paid-in	Retained	Comp. Income	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity	Interests	Equity

Balance, January 1, 2020	46,964	$47	$734,580	$148,150	$(11,064)	10,932	$(119,808)	$751,905	$113,381	$865,286
Net income (loss)	-	-	-	(16,445)	-	-	-	(16,445)	6,098	(10,347)
Distributions declared	-	-	-	-	-	-	-	-	(5,498)	(5,498)
Other comprehensive income (loss) before reclassification	-	-	-	-	4,532	-	-	4,532	-	4,532
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-	(4,485)	-	-	(4,485)	-	(4,485)
Other comprehensive income (loss), net of tax	-	-	-	-	47	-	-	47	-	47
Share of equity method investees other comprehensive income (loss) arising during the period, net of tax	-	-	-	-	41,956	-	-	41,956	-	41,956
Repurchase of common stock	-	-	-	-	-	881	(11,479)	(11,479)	-	(11,479)
Stock-based compensation	343	-	36	-	-	-	-	36	79	115
Balance, March 31, 2020	47,307	47	734,616	131,705	30,939	11,813	(131,287)	766,020	114,060	880,080
Net income (loss)	-	-	-	(8,214)	-	-	-	(8,214)	2,740	(5,474)
Distributions declared	-	-	-	-	-	-	-	-	(1,389)	(1,389)
Other comprehensive income (loss) before reclassification	-	-	-	-	(1,333)	-	-	(1,333)	-	(1,333)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-	(7)	-	-	(7)	-	(7)
Other comprehensive income (loss), net of tax	-	-	-	-	(1,340)	-	-	(1,340)	-	(1,340)
Share of equity method investees other comprehensive income (loss) arising during the period, net of tax	-	-	-	-	(16,759)	-	-	(16,759)	-	(16,759)
Stock-based compensation	160	-	2,072	-	-	-	-	2,072	80	2,152
Balance, June 30, 2020	47,467	47	736,688	123,491	12,840	11,813	(131,287)	741,779	115,491	857,270
Net income (loss)	-	-	-	(34,486)	-	-	-	(34,486)	3,753	(30,733)
Distributions declared	-	-	-	-	-	-	-	-	(1,394)	(1,394)
Other comprehensive income (loss) before reclassification	-	-	-	-	(2,696)	-	-	(2,696)	-	(2,696)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-
Other comprehensive income (loss), net of tax	-	-	-	-	(2,696)	-	-	(2,696)	-	(2,696)
Share of equity method investees other comprehensive income (loss) arising during the period, net of tax	-	-	-	-	(21,057)	-	-	(21,057)	-	(21,057)
Stock-based compensation	-	-	2,086	-	-	-	-	2,086	79	2,165
Balance, September 30, 2020	47,467	$47	$738,774	$89,005	$(10,913)	11,813	$(131,287)	$685,626	$117,929	$803,555

Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Statements of Operations
	2021	2020	2021	2020	Classification
Gains (losses) on cash flow hedges:
Commodity derivatives	$(691)	$-	$(39,571)	$8,824	(1)
Commodity derivatives	947	-	36,431	(2,901)	(2)
Total gains on cash flow hedges	256	-	(3,140)	5,923	(3)
Income tax benefit (expense)	(62)	-	750	(1,431)	(4)
Amounts reclassified from accumulated other comprehensive income (loss)	$194	$-	$(2,390)	$4,492

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

The CARES Act was signed into law on March 27, 2020. The CARES Act includes several significant business tax provisions, including elimination of the taxable limit for certain net operating losses (“NOL”), allowing businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior tax years, accelerating refunds of previously generated corporate AMT credits, and loosening the business interest limitation under §163(j) from 30% to 50%. The CARES Act also contains an employee retention credit to encourage employers to maintain headcounts even if employees cannot report to work because of issues related to the COVID-19. In the first quarter of 2020, the company recorded an income tax benefit related to the expected NOL carry back claim of $28.4 million, which was an estimate based on the amount of NOL rated to the 2019 year-end tax provision. No additional tax benefit was recorded related to the CARES Act during the nine months ended September 30, 2021.

The company recorded income tax expense of $7 thousand and income tax benefit of $2.9 million for the three and nine months ended September 30, 2021, compared with income tax expense of $7.3 million and income tax benefit of $48.5 million for the same periods in 2020. The decrease in income tax expense recorded for the three months ended September 30, 2021 was primarily due to a decrease in pretax book income for the period offset by recording a valuation allowance against the tax net operating loss (NOL) generated in the period. The decrease in the amount of tax benefit recorded for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to the tax benefit recognized in 2020 associated with the carry back of the tax NOL generated in 2019 to the 2014 tax year under the newly enacted CARES Act. The amount of unrecognized tax benefits for uncertain tax positions was $51.4 million as of September 30, 2021 and December 31, 2020.

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

13. COMMITMENTS AND CONTINGENCIES

Lease Expense

The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to approximately 16 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations that are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.

The company may sublease certain of its railcars to third parties on a short-term basis. The subleases are classified as operating leases, with the associated sublease income being recognized on a straight-line basis over the lease term.

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease expense
Operating lease expense	$4,803	$5,232	$14,645	$15,432
Variable lease expense (1)	301	530	892	1,429
Total lease expense	$5,104	$5,762	$15,537	$16,861

(1)Represents amounts incurred in excess of the minimum payments required for a certain building lease and for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,706	$5,136	$14,352	$15,004

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	7,162	11,053	17,934	17,932

Right-of-use assets and lease obligations derecognized due to lease modifications:
Operating leases	1,838	12	1,889	12

Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term	5.7 years	6.2 years

Weighted average discount rate	4.17%	4.55%

Aggregate minimum lease payments under the operating lease agreements for the remainder of 2021 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2021	$5,432
2022	19,026
2023	16,197
2024	13,797
2025	9,508
Thereafter	17,127
Total	81,087
Less: Present value discount	(11,271)
Lease liabilities	$69,816

The company has an additional railcar operating lease that will commence in the fourth quarter of 2021, with estimated future minimum lease commitments of approximately $0.7 million and a lease term of three years. The undiscounted amounts are not included in the tables above.

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

Commodities

As of September 30, 2021, the company had contracted future purchases of grain, corn oil, natural gas, ethanol and distillers grains, valued at approximately $372.7 million.

Legal

The company is currently involved in litigation that has arisen during the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

14. RELATED PARTY TRANSACTIONS

Green Plains Cattle Company LLC

The company engaged in certain related party transactions with GPCC, which was considered a related party until the fourth quarter of 2020 at which time the company’s remaining 50% interest was sold. The company provided a variety of shared services to GPCC, including accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. The company reduced selling, general and administrative expenses by $0.4 million and $1.2 million related to shared services provided for the three and nine months ended September 30, 2020.

Green Plains Trade Group, a subsidiary of the company, enters into certain sale contracts with GPCC during the normal course of business. Revenues were $2.2 million and $8.2 million for the three and nine months ended September 30, 2020.

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

Overview

Green Plains is an Iowa corporation founded in June 2004 as a producer of low carbon fuels and has grown to be one of the leading corn processors in the world. We continue the transition from a commodity-processing business to a value-add agricultural technology company focusing on creating diverse, non-cyclical, higher margin products. In addition, we are currently undergoing a number of project initiatives to improve margins. Through our Project 24 initiative, we anticipate reductions in operating expense per gallon across our non-ICM plants and with our Total Transformation Plan to a value-add agricultural technology company, we believe we can further increase margin per gallon by producing additional value-added ingredients and expanding corn oil yields.

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

We operate within four business segments: (1) ethanol production, which includes the production of ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil, (2) agribusiness and energy services, which includes grain handling and storage, and commodity marketing for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and ingredients, and (4) partnership, which includes fuel storage and transportation services. The food and ingredients segment had no activity during the three and nine months ended September 30, 2021 and 2020.

Our ethanol production segment operates 11 facilities across the Midwest that process annually renewable crops to produce a growing number of value-added ingredients, including low-carbon biofuels, specialty alcohols, Ultra-High Protein, distillers grains and renewable corn oil. We are executing on our Total Transformation Plan by utilizing Fluid Quip Technologies’ MSC™ protein technology to expand our ability to produce value-added ingredients at each of our locations while expanding corn oil yields.

As part of our transformation to a value-add agricultural technology company, we completed our first MSC™ Ultra-High Protein installation our Shenandoah biorefinery during the first quarter of 2020. Our Wood River plant began operations in October 2021. Three additional locations are slated to begin operating by mid-2022, and installation at our remaining biorefineries is expected over the course of the next several years. Through our value-added ingredients initiative, we expect to produce Ultra-High Protein, a feed ingredient with protein concentrations of 50% or greater, increase production of corn oil as well produce other higher value products, such as post-MSC distillers grains.

Our agribusiness and energy segment procures grain and natural gas for our ethanol production segment as well as manages risk for it. It also markets finished goods for our ethanol production segment as well as third parties, manages product inventory and customer invoicing, and optimizes physical and financial flows for many of our products. Consisting of fee based, marketing and origination entities, it originates corn directly from local farmers and stores it onsite for later utilization in our biorefinery plants and later handles the sale of valued-added ingredients to final destinations.

Our partnership segment represents our consolidated ownership of Green Plains Partners LP, a publicly-traded, master limited partnership. Green Plains Partners LP is our primary downstream logistics provider, storing and delivering the ethanol we produce. We own a 48.9% limited partner interest, a 2.0% general partner interest and all of the partnership’s incentive distribution rights. The public owns the remaining 49.1% limited partner interest. The partnership is consolidated in our financial statements. It owns storage terminals at each of our 11 plant locations as well as other locations and primarily provides biofuel storage for our ethanol production segment. Through its railcar and trucking fleet, it provides transportation and logistics services to efficiently deliver low-carbon fuels produced by our ethanol production segment to their end destinations.

In August 2021, we announced a turnkey solution for the installation of Fluid Quip Technologies’ MSC™ protein technology for third party plants with Tharaldson Ethanol, a 175 million-gallon facility in North Dakota.

In February and April 2021, as part of our carbon reduction strategy, we have committed our Nebraska, Iowa and Minnesota plants to the Summit Carbon Solutions Midwest Carbon Express project to capture and store carbon dioxide produced through the fermentation process. In total, eight of our biorefineries have entered into long-term carbon offtake agreements, which will lower greenhouse gas emissions through the capturing and storing of carbon dioxide at each of the biorefineries, significantly lowering their carbon intensity. This project is expected to be completed in 2024.

In December 2020, we completed the purchase of a majority interest in Fluid Quip Technologies, LLC. The acquisition capitalizes on the core strengths of each company to develop and implement proven, value-added agriculture, food and industrial biotechnology systems and rapidly expand installation and production of Ultra-High Protein across Green Plains facilities, as well as offer these technologies to partnering biofuel facilities through our turnkey initiative.

Our profitability is highly dependent on commodity prices, particularly for ethanol, industrial alcohol, distillers grains, corn oil, soybean meal, corn, and natural gas. Since market price fluctuations of these commodities are not always correlated, our operations may be unprofitable at times. We use a variety of risk management tools and hedging strategies to monitor price risk exposure at our ethanol plants and lock in favorable margins or reduce production when margins are compressed.

Recent Developments

Public Offering of Common Stock

On August 9, 2021, we completed the public offering of 5,462,500 shares of our common stock, par value $0.001 per share, at a public offering price of $32.00 per share (the “August Common Stock Offering”). The August Common Stock Offering resulted in net proceeds of approximately $164.9 million after deducting underwriting discounts and commissions and the company’s estimated offering expenses. We intend to use the proceeds from the August Common Stock Offering for growth investments to further accelerate our downstream development opportunities. For additional information related to the August Common Stock Offering, see Note 11 – Stockholders’ Equity included as part of the notes to consolidated financial statements.

Amendment to Partnership Credit Agreement

On July 20, 2021, the partnership entered into an Amended and Restated Credit Agreement to its existing credit facility with funds and account managed by BlackRock and TMI Trust Company as administrative agent.

Under the terms of the agreement, BlackRock purchased the outstanding balance of the previous credit facility from the previous lenders and the credit facility was modified to a term loan. The term loan matures on July 20, 2026, and has a principal balance of $60.0 million. Interest on the term loan is based on 3-month LIBOR plus 8.00%, with a 0% LIBOR floor. Interest is payable on the 15th day of each March, June, September and December, with the first interest payment being September 15, 2021. The term loan does not require any principal payments; however, we have the option to prepay $1.5 million per quarter beginning twelve months after the closing date. Financial covenants include a maximum consolidated leverage ratio of 2.50x and a minimum consolidated debt service coverage ratio of 1.10x. The Amended Credit Facility continues to be secured by substantially all of the assets of the partnership.

Results of Operations

During the third quarter of 2021, we experienced a weak ethanol margin environment due to historically high physical corn basis levels across our entire platform. We maintained an average utilization rate of approximately 75.0% of capacity, resulting in ethanol production of 181.2 mmg for the third quarter of 2021, compared with 189.2 mmg, or 66.8% of capacity, for the same quarter last year. The increase in the average utilization rate was primarily due to capacity offline in the prior year due to poor margins driven in part by a significant reduction in motor fuel demand as a result of the COVID-19 pandemic, while the decline in overall volumes was primarily due to the sale of Green Plains Ord. Our operating strategy is to reduce operating expenses, energy usage and water consumption through our Project 24 initiative while running at higher utilization rates in order to achieve improved margins. However, in the current environment, we may continue to exercise operational discretion that results in reductions in production. Additionally, we may experience lower run rates due to the construction of various projects. It is possible that production could be below minimum volume commitments in the future, depending on various factors that drive each biorefineries variable contribution margin, including future driving and gasoline demand for the industry.

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 1.0 million barrels per day during the third quarter of 2021, which was 6% higher than the 0.92 million barrels per day for the same quarter last year. Refiner and blender input volume increased 9% to 919 thousand barrels per day for the third quarter of 2021, compared with 846 thousand barrels per day for the same quarter last year. Gasoline demand increased 0.7 million barrels per day, or 9%, during the third quarter of 2021 compared to the prior year. U.S. domestic ethanol ending stocks increased by approximately 0.5 million barrels compared to the prior year, or 3%, to 20.2 million barrels during the third quarter of 2021. As of September 30, 2021, according to Prime the Pump, there were approximately 2,504 retail stations selling E15 in 30 states, up from 2,300 at the beginning of the year, and approximately 262 pipeline terminal locations now offering E15 to wholesale customers.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports through August 31, 2021, were approximately 796 mmg, down 10% from 885 mmg for the same period of 2020. Canada was the largest export destination for U.S. ethanol accounting for 28% of domestic ethanol export volume. India, South Korea, China, and Peru accounted for 13%, 13%, 13% and 4%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will be approximately 1.3 billion gallons in 2021, based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

In January 2020, China and the United States struck a “Phase I” trade agreement, which included commitments on agricultural commodity purchases. Ethanol, corn and distillers grains were included as potential purchases in the agreement. China has been purchasing large quantities of corn, which has raised domestic prices of this feedstock for our ethanol production process. In addition, in October 2020, it was announced that China had purchased a shipment of U.S. ethanol for the first time since March 2018. Total ethanol exports to China in 2020 were 31.7 million gallons, and through August 2021 were 100.1 million gallons, according to the USDA Foreign Agriculture Service.

Year-to-date U.S. distillers grains exports through August 31, 2021, were 7.7 million metric tons, or 9.2% higher than the same period last year, according to the USDA Foreign Agriculture Service. Mexico, Vietnam, South Korea, Turkey and Indonesia accounted for approximately 57.8% of total U.S. distillers export volumes.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Over the years, various bills and amendments have been proposed in the House and Senate, which would eliminate the RFS II entirely, eliminate the corn based ethanol portion of the mandate, and make it more difficult to sell fuel blends with higher levels of ethanol. We believe it is unlikely that any of these bills will become law in the current Congress. In addition, the manner in which the EPA administers the RFS II and related regulations can have a significant impact on the actual amount of ethanol blended into the domestic fuel supply.

Federal mandates and state-level clean fuel programs supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying the fuel supply, and reducing the country’s dependence on foreign oil. Consumer acceptance of FFVs and higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in U.S. market share. In addition, expansion of clean fuel programs in other states, or a national low carbon fuel standard could increase the demand for ethanol, depending on how it is structured.

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

The RFS II sets a floor for biofuels use in the United States. When the RFS II was established in 2010, the required volume of “conventional”, or corn-based, ethanol to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply and demand. As of this filing, the EPA has not released the proposed RVO for 2021 and 2022, although they are expected to propose a joint rule in November of 2021 and finalize by the end of the calendar year.

According to the RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022 – the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total RVO was more than 20% below the statutory volumes levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post 2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. However, in late 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020. It is unclear when or if the current EPA will propose a reset rulemaking, though they have stated an intention to propose a post 2022 set rulemaking by the end of 2021.

Under the RFS, RINs and SREs are important tools impacting supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS II mandated volumes. Ethanol producers assign RINs to renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs can affect the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA, can grant them a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for 2016, 2017 and 2018 than they had in the past, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS II mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly. In the waning days of the Trump administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the Trump Administration, totaling 4.3 billion gallons of potential blending demand erased. The EPA, under the current administration, reversed the three SREs issued in the final weeks of the previous administration, and have indicated they will take a different approach to adjudicating SREs than the prior administration.

The One-Pound Waiver that was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 to non-FFVs is uncertain. As of this filing E15 is sold year-round in approximately 30 states. In January 2021, the EPA announced it intended to begin a rulemaking regarding E15 labels and underground storage tank compatibility.

Biofuels groups have filed a lawsuit in the Court of Appeals for the D.C. Circuit, challenging the 2019 RVO rule over the EPA’s failure to address SREs in the rulemaking. This was the first RFS II rulemaking since the expanded use of the exemptions came to light. However, the EPA had declined to cap the number of waivers it grants, and until late 2019, had declined to alter how it accounts for the retroactive waivers in its annual volume calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which is achieved by setting the percentage standards for obligated parties. The EPA’s recent approach accomplished the opposite. Even if all the obligated parties complied with their respective percentage obligations for 2019, the nation’s overall supply of renewable fuel would not meet the total volume requirements set by the EPA. This undermines Congressional intent to increase the consumption of renewable fuels in the domestic transportation fuel supply. Biofuels groups have argued the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.

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

In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment for dispensing higher blends of ethanol and biodiesel. Congress is considering legislation that would provide for an additional $1 billion in USDA grants for biofuel infrastructure from 2022 to 2031. In 2020, five Governors and 15 Republican Senators sent letters to the EPA requesting a general waiver from the RFS due to the drop in demand caused by COVID-19 travel restrictions. Since then there have been additional petitions for waivers from the RFS requirements. As of this filing the EPA had indicated only that they are watching the situation closely and reviewing the various requests.

To respond to the COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the CARES Act in March 2020, which created and funded multiple programs that have impacted our industry. The USDA was given additional resources for the Commodity Credit Corporation (CCC) and they are using those funds to provide direct payments to farmers, including corn farmers from whom we purchase most of our feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price we have to pay to purchase corn. The CARES Act also allowed for certain net operating loss carrybacks, which has allowed us to receive certain tax refunds. In December 2020, Congress passed and the President signed into law an annual spending package coupled with another COVID relief bill which included additional funds for the Secretary of Agriculture to distribute to those impacted by the pandemic. The language of the bill specifically includes biofuels producers as eligible for some of this aid, and in March of 2021, the USDA indicated that biofuels would be able to apply for a portion of these funds in a forthcoming rulemaking. On June 15, 2021, the USDA indicated that $700 million would be made available to biofuels producers, and that details for the program would be released within 60 days; however, they have yet to make additional details public.

The CARES Act provided a tax exclusion on the shipment of undenatured ethanol for use in manufacturing hand sanitizer, a key ingredient of which is undenatured ethanol of specific grades. The FDA announced that it is ending, effective December 31, 2021, the expanded guidance, which allowed for more denaturants to be used in ethanol intended for hand sanitizer production, and expanded the grades of ethanol for the duration of the public health crisis.

The current administration has indicated a desire to dramatically expand electric vehicle (EV) charging stations, and initially proposed $174 billion for EV charging infrastructure, purchase rebates, and other incentives. The bipartisan infrastructure package being considered by Congress includes $15 billion for EV charging infrastructure, and $5 billion for electric busses and ferries. Additionally, Congress is considering expanded EV incentives in a budget reconciliation package, with the goal of installing 500,000 EV charging stations and providing incentives to middle and lower income Americans to purchase EVs, in addition to manufacturing incentives for car makers. The package would offer consumers tax rebates of $7,500 to $12,500 for purchasing EVs, and would invest billions in charging infrastructure. These tax incentives could reduce the overall market for liquid fuels in the surface transportation sector and with it, that of ethanol.

The budget reconciliation package currently being considered by Congress also would extend the $1.00/gallon tax credits for renewable diesel and biodiesel, which use our distillers corn oil as one of their low-carbon feedstocks. The package would also create a $1.25 - $1.75/gallon tax incentive for the production of sustainable aviation fuel, which could possibly utilize our distillers corn oil or our ethanol as a feedstock. The package would also expand tax credits for carbon capture and sequestration (CCS) and extend the time frame for projects to qualify for this credit. The fermentation process by which we produce ethanol releases a nearly pure stream of CO2 which has the potential to be captured and sequestered. The package would also create a technology-neutral clean fuel production tax credit for 2027, but this would not be applicable for fuels that take advantage of the CCS tax credits. The package in its current form also expands the eligibility of Master Limited Partnership tax status to clean energy projects, including CCS and renewable fuels. There can be no assurance, however, these provisions make it into any final legislation.

Government actions abroad can significantly impact the demand for U.S. ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Agency and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during 2018 and 2019 due to a 30% tariff on U.S. ethanol, which increased to 70% in early 2018. There is no assurance that China’s joint plan to expand blending to 10% will be carried to fruition, nor that it will lead to increased imports of U.S. ethanol in the near term. Ethanol is included as an agricultural commodity under the “Phase I” agreement with China, wherein they are to purchase upwards of $40 billion in agricultural commodities from the U.S. in both 2020 and 2021. According to the U.S. Department of Agriculture Foreign Agricultural Service, China purchased 32 mmg of U.S. ethanol in 2020 and through August 2021 had imported 100 mmg.

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

In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by multiple lawsuits, of which several were dismissed. The remaining four cases follow one of two tracks: 1) to determine the constitutionality of the CRE regulation, or 2) to determine the benefits, or lack thereof, of introducing E10 to Mexico. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018, making it legal to blend and sell E10 by PEMEX throughout Mexico except for its three largest metropolitan areas. On January 15, 2020, the Mexican Supreme Court ruled that the expedited process for the CRE regulation was unconstitutional, and that after a 180 day period the maximum ethanol blend allowed in the country would revert to 5.8%. There was an effort to go through the full regulatory process to allow for 10% blends countrywide, including in the three major metropolitan areas. The 180 day window was extended multiple times due to COVID-19, but eventually lapsed in June 2021, decreasing the maximum ethanol blend back to 5.8%.

In January 2020, the updated North American Free Trade Agreement, known as the United States Mexico Canada Agreement or USMCA was signed. The USMCA went into effect on July 1, 2020, and maintains the duty free access of U.S. agricultural commodities, including ethanol, into Canada and Mexico. According to the U.S. Department of Agriculture Foreign Agricultural Service, exports to Canada were 326 mmg and exports to Mexico were 64 mmg in 2020.

Impact of COVID-19

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the energy industry. The situation surrounding COVID-19 continues to evolve and the ultimate duration and impact of the outbreak remains highly uncertain and subject to change.

We continue to closely monitor the impact of COVID-19 on all aspects of our business, including how it will impact our employees, customers, vendors, and business partners. For the nine months ended September 30, 2021, there has been no adverse effect due to COVID-19 on our ability to maintain operations, including our financial reporting systems, our internal controls over financial reporting or our disclosure controls and procedures. Although we did not incur significant disruptions during the three and nine months ended September 30, 2021, from COVID-19, we are unable to predict the impact that COVID-19 will have on our future financial position and operating results due to numerous uncertainties.

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

We report the financial and operating performance for the following four operating segments: (1) ethanol production, which includes the production of ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, (3) food and ingredients, which includes food-grade corn oil and (4) partnership, which includes fuel storage and transportation services. The food and ingredients segment had no activity during the three and nine months ended September 30, 2021 and 2020.

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

As of September 30, 2021, we, together with our subsidiaries, own a 48.9% limited partner interest and a 2.0% general partner interest in the partnership and own all of the partnership’s incentive distribution rights, with the remaining 49.1% limited partner interest owned by public common unitholders. We consolidate the financial results of the partnership, and record a noncontrolling interest for the economic interest in the partnership held by the public common unitholders.

Segment Results

The selected operating segment financial information are as follows (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Variance	2021	2020	Variance
Revenues:
Ethanol production:
Revenues from external customers	$588,349	$332,953	76.7%	$1,567,344	$1,099,170	42.6%
Intersegment revenues	-	25	*	-	75	*
Total segment revenues	588,349	332,978	76.7	1,567,344	1,099,245	42.6
Agribusiness and energy services:
Revenues from external customers	157,412	90,074	74.8	454,208	342,078	32.8
Intersegment revenues	5,362	5,354	0.1	15,997	17,030	(6.1)
Total segment revenues	162,774	95,428	70.6	470,205	359,108	30.9
Partnership:
Revenues from external customers	1,030	1,035	(0.5)	3,297	3,707	(11.1)
Intersegment revenues	18,221	20,347	(10.4)	56,061	58,327	(3.9)
Total segment revenues	19,251	21,382	(10.0)	59,358	62,034	(4.3)
Revenues including intersegment activity	770,374	449,788	71.3	2,096,907	1,520,387	37.9
Intersegment eliminations	(23,583)	(25,726)	(8.3)	(72,058)	(75,432)	(4.5)
Revenues as reported	$746,791	$424,062	76.1%	$2,024,849	$1,444,955	40.1%

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Variance	2021	2020	Variance
Cost of goods sold:
Ethanol production	$597,854	$330,162	81.1%	$1,507,035	$1,103,486	36.6%
Agribusiness and energy services	154,427	87,027	77.4	440,682	339,332	29.9
Intersegment eliminations	(22,102)	(23,256)	(5.0)	(68,897)	(70,761)	(2.6)
	$730,179	$393,933	85.4%	$1,878,820	$1,372,057	36.9%

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Variance	2021	2020	Variance
Operating income (loss):
Ethanol production (1)	$(44,192)	$(21,351)	107.0%	$(30,969)	$(100,924)	(69.3%)
Agribusiness and energy services	3,225	4,296	(24.9%)	15,720	7,207	118.1
Partnership	12,417	12,986	(4.4)	37,204	37,641	(1.2)
Intersegment eliminations	(1,481)	(2,447)	(39.5)	(3,161)	(4,597)	(31.2)
Corporate activities (2)	(14,644)	(7,689)	90.5	(1,089)	(27,228)	(96.0)
	$(44,675)	$(14,205)	*	$17,705	$(87,901)	*

(1)Operating loss for ethanol production includes a goodwill impairment charge of $24.1 million for the nine months ended September 30, 2020.

(2)Corporate activities for the three and nine months ended September 30, 2021 includes a $1.8 million loss on sale of assets and a $31.2 million gain on sale of assets, respectively, as well as a gain on sale of assets of $2.0 million for both the three and nine months ended September 30, 2020.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Variance	2021	2020	Variance
Depreciation and amortization:
Ethanol production	$25,644	$17,493	46.6%	$62,655	$50,575	23.9%
Agribusiness and energy services	870	655	32.8	2,072	1,764	17.5
Partnership	1,089	940	15.9	2,771	2,867	(3.3)
Corporate activities	677	665	1.8	1,995	2,002	(0.3)
	$28,280	$19,753	43.2%	$69,493	$57,208	21.5%

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

The following table reconciles net loss including noncontrolling interest to adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(54,411)	$(30,733)	$(40,273)	$(46,554)
Interest expense (1)	9,488	10,169	60,225	29,536
Income tax expense (benefit), net of equity method income tax expense	7	7,518	(2,914)	(41,957)
Depreciation and amortization (2)	28,280	19,753	69,493	57,208
EBITDA	(16,636)	6,707	86,531	(1,767)
Loss (gain) on sale of assets, net	1,823	(2,000)	(31,245)	(2,000)
Proportional share of EBITDA adjustments to equity method investees	45	2,071	139	7,049
Noncash goodwill impairment	-	-	-	24,091
Adjusted EBITDA	$(14,768)	$6,778	$55,425	$27,373

(1)Interest expense for the nine months ended September 30, 2021 includes a loss upon extinguishment of convertible notes of $22.1 million and a loss on settlement of convertible notes of $9.5 million.

(2)Excludes the change in operating lease right-of-use assets and amortization of debt issuance costs.

The following table reconciles segment EBITDA to consolidated adjusted EBITDA (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Variance	2021	2020	Variance
Adjusted EBITDA:
Ethanol production	$(18,524)	$(3,856)	*	$31,739	$(49,588)	164.0%
Agribusiness and energy services	3,818	4,950	(22.9)	17,515	9,115	92.2
Partnership	13,679	14,082	(2.9)	40,492	40,996	(1.2)
Intersegment eliminations	(1,480)	(2,447)	(39.5)	(3,160)	(4,597)	(31.3)
Corporate activities (1)	(14,129)	(6,022)	134.6	(55)	2,307	(102.4)
EBITDA	(16,636)	6,707	*	86,531	(1,767)	*
Loss (gain) on sale of assets, net	1,823	(2,000)	*	(31,245)	(2,000)	*
Proportional share of EBITDA adjustments to equity method investees	45	2,071	(97.8)	139	7,049	(98.0)
Noncash goodwill impairment	-	-	*	-	24,091	*
Adjusted EBITDA	$(14,768)	$6,778	*	$55,425	$27,373	102.5%

(1)Includes corporate expenses, offset by the loss on sale of assets of $1.8 million and the gain on sale of assets of $31.2 million for the three and nine months ended September 30, 2021, respectively, the gain on sale of assets of $2.0 million for both the three and nine months for the three and nine months ended September 30, 2020 and earnings from equity method investments of $0.6 million and $20.4 million for the three and nine months ended September 30, 2020, respectively.

* Percentage variance not considered meaningful.

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

Consolidated Results

Consolidated revenues increased $322.7 million for the three months ended September 30, 2021, compared with the same period in 2020, primarily due to higher prices on ethanol, distillers grains and corn oil and increased trading revenues within our agribusiness and energy services segment.

Operating loss increased $30.5 million and adjusted EBITDA decreased $21.5 million for the three months ended September 30, 2021, compared with the same period last year primarily due to decreased margins on ethanol production. Interest expense decreased $0.7 million for the three months ended September 30, 2021, compared with the same period in 2020. Income tax expense was $7 thousand for the three months ended September 30, 2021, compared with income tax expense of $7.3 million for the same period in 2020 primarily due to the recording of a valuation allowance against tax NOLs arising during the three months ended September 30, 2020.

The following discussion provides greater detail about our third quarter segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Three Months Ended September 30,
	2021	2020	% Variance

Ethanol sold
(thousands of gallons)	181,214	189,202	(4.2)
Distillers grains sold
(thousands of equivalent dried tons)	492	479	2.7
Corn oil sold
(thousands of pounds)	55,397	50,953	8.7
Corn consumed
(thousands of bushels)	62,524	65,284	(4.2)

Revenues in our ethanol production segment increased $255.4 million for the three months ended September 30, 2021, compared with the same period in 2020, primarily due to higher prices of ethanol, distillers grains and corn oil.

Cost of goods sold for our ethanol production segment increased $267.7 million for the three months ended September 30, 2021, compared with the same period last year primarily due to higher corn costs. Operating loss increased $22.8 million and EBITDA decreased $14.7 million for the three months ended September 30, 2021, compared with the same period in 2020 primarily due to decreased margins on ethanol production. Depreciation and amortization expense for the ethanol production segment was $25.6 million for the three months ended September 30, 2021, compared with $17.5 million for the same period last year, with the increase driven primarily by accelerated depreciation on assets retired in conjunction with Project 24 and other plant improvements.

Agribusiness and Energy Services Segment

Revenues in our agribusiness and energy services segment increased $67.3 million while operating loss and EBITDA decreased $1.1 million for the three months ended September 30, 2021, compared with the same period in 2020. The increase in revenues was primarily due to an increase in ethanol, distillers grain and corn oil trading activity driven by higher prices. Operating loss and EBITDA decreased primarily as a result of lower trading margins.

Food and Ingredients Segment

The food and ingredients segment, which now represents food-grade corn oil production, had no activity during the three months ended September 30, 2021.

Partnership Segment

Revenues generated by our partnership segment decreased $2.1 million for the three months ended September 30, 2021, compared with the same period for 2020. Railcar transportation services revenue decreased $0.9 million primarily due to a reduction in average volumetric capacity provided, and storage and throughput services revenue decreased $1.0 million due to a decrease in throughput volumes, both of which were a result of the sale of our Hereford ethanol plant in the fourth quarter of 2020 and our Ord ethanol plant in the first quarter of 2021. Terminal services revenue decreased $0.1 million due to lower throughput at our terminals. Trucking and other revenue decreased $0.1 million as a result of lower affiliate freight volume. Operating income decreased $0.6 million and EBITDA decreased $0.4 million for the three months ended September 30, 2021 compared with the same period in 2020.

Intersegment Eliminations

Intersegment eliminations of revenues decreased by $2.1 million for the three months ended September 30, 2021 compared with the same period in 2020 primarily due to decreased partnership revenues.

Corporate Activities

Operating income was impacted by an increase in corporate activities of $7.0 million for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to the estimated loss of $2.0 million associated with the contingent earn-out provisions on the sale of GPCC recorded during the three months ended September 30, 2021, the gain of $2.0 million associated with the recognition of earn-out provisions related to the initial sale of GPCC for the three months ended September 30, 2020, as well as higher personnel costs.

Income Taxes

We recorded income tax expense of $7 thousand for the three months ended September 30, 2021, compared with income tax expense of $7.3 million for the same period in 2020. The decrease in the amount of tax expense recorded for the three months ended September 30, 2021 was primarily due to a decrease in pretax book income offset by the recording of a valuation allowance against the tax net operating loss generated in the period.

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

Consolidated Results

Consolidated revenues increased $579.9 million for the nine months ended September 30, 2021, compared with the same period in 2020, primarily due to higher prices on ethanol, distillers grains and corn oil and increased trading revenues within our agribusiness and energy services segment.

Operating income increased $105.6 million and for the nine months ended September 30, 2021, compared with the same period last year primarily due to the $31.2 million gain on sale of assets and improved margins on ethanol production during the second quarter of 2021, as well as the goodwill impairment charge of $24.1 million during the first quarter of 2020. Adjusted EBITDA increased $28.1 million due to improved margins on ethanol production and higher margins in our agribusiness and energy services segment. Interest expense increased $30.7 million for the nine months ended September 30, 2021 compared with the same period in 2020 due to the loss upon settlement of convertible notes of $22.1 million, recorded in the first quarter and the $9.5 million loss upon settlement of convertible notes recorded in the second quarter. Income tax benefit was $2.9 million for the nine months ended September 30, 2021, compared with income tax benefit of $48.5 million for the same period in 2020, primarily due to benefits recorded related to the CARES Act during the nine months ended September 30, 2020.

The following discussion provides greater detail about our year-to-date segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Nine Months Ended September 30,
	2021	2020	% Variance

Ethanol sold
(thousands of gallons)	550,127	579,540	(5.1)
Distillers grains sold
(thousands of equivalent dried tons)	1,459	1,504	(3.0)
Corn oil sold
(thousands of pounds)	156,835	153,001	2.5
Corn consumed
(thousands of bushels)	189,544	201,075	(5.7)

Revenues in our ethanol production segment increased $468.1 million for the nine months ended September 30, 2021, compared with the same period in 2020 primarily due to higher prices on ethanol, distillers grains and corn oil, offset by lower ethanol volumes sold.

Cost of goods sold for our ethanol production segment increased $403.5 million for the nine months ended September 30, 2021, compared with the same period last year primarily due to higher corn costs. Operating income increased $70.0 million and EBITDA increased $81.3 million for the nine months ended September 30, 2021 compared with the same period in 2020 primarily due to improved margins as well as the $24.1 million noncash impairment charge recorded during the three months ended March 31, 2020. Depreciation and amortization expense for the ethanol production segment was $62.7 million for the nine months ended September 30, 2021 compared with $50.6 million for the same period last year.

Agribusiness and Energy Services Segment

Revenues in our agribusiness and energy services segment increased $111.1 million while operating income increased $8.5 million and EBITDA increased $8.4 million for the nine months ended September 30, 2021, compared with the same period in 2020. The increase in revenues was primarily due to an increase in ethanol, distillers grain and corn oil trading activity. Operating income and EBITDA increased primarily as a result of higher trading margins.

Food and Ingredients Segment

The food and ingredients segment, which now represents food-grade corn oil production had no activity during the nine months ended September 30, 2021.

Partnership Segment

Revenues generated by our partnership segment decreased $2.7 million for the nine months ended September 30, 2021, compared with the same period for 2020. Railcar transportation services revenue decreased $1.5 million due to a reduction in average volumetric capacity provided and lower sublease revenue. Storage and throughput services revenue decreased $0.7 million due to a decrease in throughput volumes as a result of our sale of the Hereford ethanol plant in the fourth quarter of 2020 and our Ord ethanol plant in the first quarter of 2021. Trucking and other revenue decreased $0.2 million as a result of lower third party freight volume. Terminal services revenue decreased $0.2 million due to lower throughput at our terminals. Operating income decreased $0.4 million and EBITDA decreased $0.5 million for the nine months ended September 30, 2021 compared with the same period in 2020.

Intersegment Eliminations

Intersegment eliminations of revenues decreased by $3.4 million for the nine months ended September 30, 2021 compared with the same period in 2020 primarily due to decreased partnership revenues and intersegment marketing and service fees within the agribusiness and energy services segment as a result of lower production volumes.

Corporate Activities

Operating income was impacted by an increase in corporate activities of $26.1 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to the gain on sale of assets recorded during the second quarter of 2021.

Income Taxes

We recorded income tax benefit of $2.9 million for the nine months ended September 30, 2021, compared with income tax benefit of $48.5 million for the same period in 2020. The decrease in the amount of tax benefit was primarily due to an increase in pretax book income compared to the tax benefit recorded for the same period in 2020 to reflect the benefit associated with the carry back of the 2019 tax NOLs to the 2014 tax year under the CARES Act of 2020, as well as the release of a previously recorded valuation allowance against the 2019 NOL and other deferred tax assets.

Income from Equity Method Investees

Income from equity method investees decreased $20.4 million for the nine months ended September 30, 2021 compared with the same period last year due primarily to the disposition of our GPCC joint venture during the fourth quarter of 2020.

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

On September 30, 2021, we had $589.8 million in cash and equivalents, excluding restricted cash, consisting of $497.6 million held at our parent company and the remainder held at our subsidiaries. Additionally, we had $131.1 million in restricted cash at September 30, 2021. We also had $312.6 million available under our committed revolving credit and term loan agreements, some of which were subject to restrictions or other lending conditions. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At September 30, 2021, our subsidiaries had approximately $174.4 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities.

Net cash used in operating activities was $27.9 million for the nine months ended September 30, 2021, compared with net cash provided by operating activities of $76.4 million for the same period in 2020. Operating activities compared to the prior year were primarily affected by changes in working capital when compared to the same period of the prior year. Net cash used in investing activities was $43.5 million for the nine months ended September 30, 2021, compared with net cash used in investing activities of $89.5 million for the same period in 2020. Investing activities compared to the prior year were primarily affected by proceeds from the sale of assets during 2021. Net cash provided by financing activities was $517.4 million for the nine months ended September 30, 2021, compared with net cash used in financing activities of $74.6 million for the same period in 2020, primarily due to proceeds from the issuance of common stock and debt offerings during 2021.

Additionally, Green Plains Trade, Green Plains Grain and Green Plains Commodity Management use revolving credit facilities to finance working capital requirements. We frequently draw from and repay these facilities, which results in significant cash movements reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

We incurred capital expenditures of approximately $123.7 million during the nine months ended September 30, 2021, primarily for Ultra High-Protein expansion projects at various facilities, Project 24 operating expense reduction and for various maintenance projects. Capital spending for the remainder of 2021 is expected to be between $75.0 million and $100.0 million for various projects, including the Ultra High-Protein expansion at our Wood River, Obion, Central City and Mount Vernon locations, which are expected to be financed with cash provided by operating activities, as well as available borrowings under our $75.0 million delayed draw loan and cash on hand.

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

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement requires the partnership to distribute all available cash, as defined, to its partners, including us, within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by the general partner, including those for future capital expenditures, future acquisitions and anticipated future debt service requirements, plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. On October 19, 2021, the board of directors of the general partner of the partnership declared a cash distribution of $0.435 per unit on outstanding common and subordinated units. The distribution is payable on November 12, 2021, to unitholders of record at the close of business on November 5, 2021.

Our board of directors authorized a share repurchase program of up to $200.0 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We did not repurchase any shares during the third quarter of 2021. To date, we have repurchased 7,396,936 of common stock for approximately $92.8 million under the program.

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

We were in compliance with our debt covenants at September 30, 2021. Based on our forecasts, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.

As outlined in Note 8 - Debt, we use LIBOR as a reference rate for various credit facilities. The administrator of LIBOR has announced it will cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. It is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will be established by the applicable phase out dates. We expect to amend our credit facilities to determine the interest rate to replace LIBOR with the new standard that is established. The potential effect of any such event on interest expense cannot yet be determined.

Corporate Activities

In March 2021, we issued $230.0 million of 2.25% convertible senior notes due in 2027, or the 2.25% notes. The 2.25% notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year, beginning September 15, 2021. The initial conversion rate is 31.6206 shares of the company’s common stock per $1,000 principal amount of 2.25% notes (equivalent to an initial conversion price of approximately $31.62 per share of the company’s common stock), representing an approximately 37.5% premium over the offering price of the company’s common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; the event of a cash dividend or distribution; or a tender or exchange offering. In addition, the company may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the company’s calling the 2.25% notes for redemption. We may settle the 2.25% notes in cash, common stock or a combination of cash and common stock. At September 30, 2021, the outstanding principal balance on the 2.25% notes was $230.0 million.

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

In May 2021, we entered into a privately negotiated agreement with certain noteholders of the company’s 4.00% notes. Under this agreement, 3,568,705 shares of our common stock were exchanged for $51.0 million in aggregate principal amount of the 4.00% notes. Common stock held as treasury shares were exchanged for the 4.00% notes. At September 30, 2021, the outstanding principal balance on the 4.00% notes was $64.0 million.

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

In March 2021, concurrent with the issuance of the 2.25% notes, we used approximately $156.5 million of the net proceeds of the 2.25% notes to repurchase approximately $135.7 million aggregate principal amount of its 4.125% notes due 2022, in privately negotiated transactions. At September 30, 2021, the outstanding principal balance on the 4.125% notes was $34.3 million.

Agribusiness and Energy Services Segment

Green Plains Trade has a $300.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in July of 2022. This facility can be increased by up to $70.0 million with agent approval. Advances are subject to variable interest rates equal to a daily LIBOR rate plus 2.25% or the base rate plus 1.25%. The unused portion of the credit facility is also subject to a commitment fee of 0.375% per annum. At September 30, 2021, the outstanding principal balance was $109.6 million on the facility and the interest rate was 2.40%.

Green Plains Grain has a $100.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in June of 2022. This facility can be increased by up to $75.0 million with agent approval and up to $50.0 million for seasonal borrowings. Total commitments outstanding under the facility cannot exceed $225.0 million. At September 30, 2021, the outstanding principal balance was $22.8 million on the facility and the interest rate was 5.25%.

Green Plains Grain has short-term inventory financing agreements with a financial institution with a maximum commitment of up to $50.0 million, which matures June 2022. Green Plains Grain has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. Green Plains Grain had no short-term notes payable related to these inventory financing agreements as of September 30, 2021.

Green Plains Commodity Management has an uncommitted $30.0 million revolving credit facility which matures April 30, 2023, to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to LIBOR plus 1.75%. At September 30, 2021, the outstanding principal balance was $30.0 million on the facility and the interest rate was 1.82%.

Ethanol Production Segment

On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon issued $125.0 million of junior secured mezzanine notes due 2026 with BlackRock for the purchase of all notes issued. At September 30, 2021, the outstanding principal balance was $125.0 million on the loan and the interest rate was 11.75%.

Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of the company, have a $75.0 million delayed draw loan agreement, which matures on September 1, 2035. At September 30, 2021, the outstanding principal balance was $30.0 million on the loan and the interest rate was 6.52%.

We also have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.

Partnership Segment

As of September 30, 2021, Green Plains Partners, through a wholly owned subsidiary, had a term loan to fund working capital, capital expenditures and other general partnership purposes. On July 20, 2021, the partnership entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) to our existing credit facility with BlackRock and TMI Trust Company as administrative agent. The Amended Credit Facility decreased the total amount available to $60.0 million, extended the maturity from December 31, 2021 to July 20, 2026, and converted the balance to a term loan. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter beginning twelve months after the closing date. As of September 30, 2021, the term loan had a balance of $60.0 million and an interest rate of 8.13%.

Under the terms of the amended agreement, BlackRock purchased the outstanding balance of the existing notes from the previous lenders. Interest on the term loan is based on 3-month LIBOR plus 8.00%, with a 0% LIBOR floor and is payable on the 15th day of each March, June, September and December, during the term, with the first interest payment being September 15, 2021. Financial covenants of the amended agreement include a maximum consolidated leverage ratio of 2.5x and a minimum consolidated debt service coverage ratio of 1.10x. The Amended Credit Facility continues to be secured by substantially all of the assets of the partnership.

During the nine months ended September 30, 2021, prior to the amendment, principal payments of $50.0 million were made on the previous credit facility, including $19.5 million of scheduled repayments, $27.5 million related to the sale of the storage assets located adjacent to the Ord, Nebraska ethanol plant and a $3.0 million prepayment made with excess cash.

Contractual Obligations

Contractual obligations as of September 30, 2021 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term and short-term debt obligations (1)	$721,366	$197,117	$67,642	$188,629	$267,978
Interest and fees on debt obligations (2)	178,697	9,051	62,623	73,023	34,000
Operating lease obligations (3)	81,087	19,497	31,331	15,817	14,442
Other	24,447	3,450	4,108	9,349	7,540
Purchase obligations:
Forward grain purchase contracts (4)	226,253	222,806	3,447	-	-
Other commodity purchase contracts (5)	146,472	129,447	13,567	3,458	-
Other	1,167	912	255	-	-
Total contractual obligations	$1,379,489	$582,280	$182,973	$290,276	$323,960

(1)Includes the current portion of long-term debt and future finance lease obligations and excludes the effect of any debt issuance costs.

(2)Interest amounts are calculated over the terms of the loans using current interest rates, assuming scheduled principal and interest amounts are paid pursuant to the debt agreements. Includes administrative and/or commitment fees on debt obligations.

(3)Operating lease costs are primarily for railcars and office space and exclude leases not yet commenced with undiscounted future lease payments of approximately $0.7 million.

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

Interest Rate Risk

We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or LIBOR. A 10% increase in interest rates would affect our interest cost by approximately $0.9 million per year. At September 30, 2021, we had $711.4 million in debt, $222.0 million of which had variable interest rates.

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

To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, corn oil, and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three and nine months ended September 30, 2021, revenues included net gains of $0.9 million and net losses of $89.8 million, respectively, and cost of goods sold included net losses of $17.4 million and net gains of $15.3 million, respectively, associated with derivative financial instruments.

Ethanol Production Segment

In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. To reduce commodity price risk caused by market fluctuations, we enter into exchange-traded futures and options contracts that serve as economic hedges.

Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on September 30, 2021, which is as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price

Ethanol	958,000	Gallons	$126,295
Corn	331,000	Bushels	$136,086
Distillers grains	2,400	Tons (2)	$28,190
Corn oil	258,000	Pounds	$10,388
Natural gas	27,700	MmBTU	$5,237

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $0.7 million for grain at September 30, 2021. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $55 thousand.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure the information that must be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

We continuously monitor the margins at our ethanol plants using a variety of risk management tools and hedging strategies when appropriate. In recent years, the spread between ethanol and corn prices has fluctuated widely, narrowed significantly and been negative at times. Fluctuations are likely to continue. A sustained narrow spread or further reduction in the spread between ethanol and corn prices as a result of increased corn prices or decreased ethanol prices, would adversely affect our results of operations and financial position. Should our combined revenue from ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil fall below our cost of production, we could decide to slow or suspend production at some or all of our ethanol plants, which also could adversely affect our results of operations and financial position.

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

Industrial-grade alcohol is produced by further distillation processing of the 200-proof alcohol. Further distillation removes impurities which allows it to be used as an ingredient for sanitation products. Should industrial-grade alcohol prices or demand decrease significantly, our results of operations could be negatively impacted.

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

Natural Gas. The price and availability of natural gas are subject to volatile market conditions. These market conditions are often affected by factors beyond our control, such as weather, drilling economics, overall economic conditions and government regulations. Significant disruptions in natural gas supply could impair our ability to produce ethanol. Furthermore, increases in natural gas prices or changes in our cost relative to our competitors cannot be passed on to our customers, which may adversely affect our results of operations and financial position.

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

Volumes can also be impacted as small refineries can petition the EPA for an SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA, can grant them a full or partial waiver, or deny it outright within 90 days of submittal. A small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day.

Our operations could be adversely impacted by legislation, administration actions, EPA actions, or lawsuits that may reduce the RFS II mandated volumes of conventional ethanol and other biofuels through the annual RVO, the 2022 set rulemaking, the point of obligation for blending, or small refinery exemptions. A recent Supreme Court ruling held that the small refineries can continue to apply for an extension of their waivers from the RFS II, even if they have not been awarded a continuous string of exemptions. A recent D.C. Circuit Court of Appeals ruling held that the EPA overstepped its authority in extending the one pound Reid Vapor Pressure waiver for 10% ethanol blends to 15% ethanol blends in the summer, effectively limiting summertime sales of ethanol blends above 10% to flex fuel vehicles (FFVs) from June 1 to September 15 each year.

Similarly, should federal mandates regarding oxygenated gasoline be repealed, the market for domestic ethanol could be adversely impacted. Economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS II mandate, may affect future demand. A significant increase in supply beyond the RFS II mandate could have an adverse impact on ethanol prices. Moreover, changes to RFS II could negatively impact the price of ethanol or cause imported sugarcane ethanol to become more economical than domestic ethanol. Likewise, national, state and regional low carbon fuel standards (LCFS) like that of California, Oregon, Brazil or Canada could be favorable or harmful to conventional ethanol, depending on how the regulations are crafted, enforced and modified.

  Future demand may be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the value of RFS II credits or Renewable Identification Numbers (RINs). A significant increase in supply beyond the RFS II mandate could have an adverse impact on ethanol prices. Moreover, any changes to RFS II, whether by legislation, EPA action or lawsuit, originating from issues associated with the market price of RINs could negatively impact the demand for ethanol, discretionary blending of ethanol and/or the price of ethanol. Recent actions by the EPA to grant small refiner exemptions without accounting for the lost gallons, for example, resulted in lower RIN prices. Similarly, reducing annual RVO levels could also lead to lower RIN prices.

Congress first enacted CAFE in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks. FFVs, which are designed to run on a mixture of fuels, including higher blends of ethanol such as E85, used to receive preferential treatment in the form of corporate average fuel economy (CAFE) credits. There are approximately 21 million FFVs on the road in the U.S. today, 16 million of which are light duty trucks. FFV credits have been decreasing since 2014 and were completely phased out in 2020. Absent CAFE preferences or manufacturing tax credits, auto manufacturers may not be willing to build FFVs, which has the potential to slow the growth of E85 markets. However, California’s Low Carbon Fuel Standard program (LCFS) has driven growth in E85 usage, and other state/regional LCFS programs have the potential to do the same.

To the extent federal or state laws or regulations are modified and/or enacted, it may result in the demand for ethanol being reduced, which could negatively and materially affect our financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations.

The following table lists the shares that were surrendered during the third quarter of 2021:

Period	Total Number of Shares Withheld for Employee Awards	Average Price Paid per Share
July 1 - July 31	2,976	$34.07
August 1 - August 31	992	33.68
September 1 - September 30	-	-
Total	3,968	$33.98

Our board of directors authorized a share repurchase program of up to $200 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. We did not repurchase any shares during the third quarter of 2021. Since inception, the company has repurchased 7,396,936 shares of common stock for approximately $92.8 million under the program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description of Exhibit
3.1

Fourth Amended and Restated Bylaws of Green Plains Inc., dated September 27, 2021 (incorporated herein by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on September 28, 2021)

10.1

Amended and Restated Credit Agreement, dated July 20, 2021, by and among Green Plains Operating Company LLC, as the Borrower, the guarantors identified therein, TMI Trust Company, as Administrative Agent and the other lenders party thereto. (The exhibits and schedules to the Amended Credit Facility have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on July 26, 2021)

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
101

The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 4, 2021	GREEN PLAINS INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: November 4, 2021	By: /s/ G. Patrich Simpkins Jr. _ G. Patrich Simpkins Jr. Chief Financial Officer (Principal Financial Officer)