Form 10-K
period 2021-12-31
Green Plains Inc.
filed 2022-02-18
CIK 1309402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the company’s voting common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the second quarter), based on the last sale price of the common stock on that date of $33.62, was approximately $1,560.7 million. For purposes of this calculation, executive officers and directors are deemed to be affiliates of the registrant.

As of February 14, 2022, there were 53,616,152 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III herein. The company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the period covered by this report on Form 10-K.

Commonly Used Defined Terms

Green Plains Inc. and Subsidiaries:

Green Plains; the company	Green Plains Inc. and its subsidiaries
BioProcess Algae	BioProcess Algae LLC
FQT	Fluid Quip Technologies, LLC
Green Plains Cattle; GPCC	Green Plains Cattle Company LLC
Green Plains Commodity Management	Green Plains Commodity Management LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Mount Vernon; Mount Vernon	Green Plains Mount Vernon LLC
Green Plains Obion; Obion	Green Plains Obion LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
Green Plains Processing	Green Plains Processing LLC and its subsidiaries
Green Plains Shenandoah; Shenandoah	Green Plains Shenandoah LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Wood River; Wood River	Green Plains Wood River LLC

Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
JV	Joint venture
LIBOR	London Interbank Offered Rate
Nasdaq	The Nasdaq Global Market
NMTC	New Markets Tax Credit
R&D Credits	Research and development tax credits
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate

Industry Defined Terms:

Bgy	Billion gallons per year
BlackRock	Funds and accounts managed by BlackRock
BTU	British Thermal Units
CARB	California Air Resources Board
The CARES Act	Coronavirus Aid, Relief, and Economic Security Act
COVID-19	Coronavirus Disease 2019
CST	Clean Sugar Technology™
DOE	Department of Energy
DOT	U.S. Department of Transportation
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
FDA	U.S. Food and Drug Administration
FFV	Flexible-fuel vehicle
GNS	Grain Neutral Spirits
ILUC	Indirect land usage charge
LCFS	Low Carbon Fuel Standard
MMBTU	Million British Thermal Units
Mmg	Million gallons
Mmgy	Million gallons per year
MSC™	Maximized Stillage Coproducts produced using process technology developed by Fluid Quip Technologies LLC
MTBE	Methyl tertiary-butyl ether
MVC	Minimum volume commitment
RFS	Renewable Fuel Standard
RIN	Renewable identification number
RVO	Renewable volume obligation

SRE	Small refinery exemption
TTB	Alcohol and Tobacco Tax and Trade Bureau
U.S.	United States
USDA	U.S. Department of Agriculture
USP	United States Pharmacopeia

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

PART I

Item 1. Business.

References to “we,” “us,” “our,” “Green Plains,” or the “company” refer to Green Plains Inc. and its subsidiaries.

Overview

Green Plains is an Iowa corporation founded in June 2004 as a producer of low carbon fuels and has grown to be one of the leading corn processors in the world. We continue the transition from a commodity-processing business to a value-add agricultural technology company focusing on creating diverse, non-cyclical, higher margin products. In addition, we are currently undergoing a number of project initiatives to improve margins. Through our Total Transformation Plan discussed below to a value-add agricultural technology company, we believe we can further increase margin per gallon by producing additional value-added ingredients, such as Ultra-High Protein, while expanding corn oil yields.

In December 2020, we completed the purchase of a majority interest in FQT. The acquisition capitalizes on the core strengths of each company to develop and implement proven, value-added agriculture, food and industrial biotechnology systems and rapidly expand installation and production across Green Plains facilities, as well as offer these technologies to the biofuels industry.

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

We formed Green Plains Partners LP, a master limited partnership, to be our primary downstream storage and logistics provider since its assets are the principal method of storing and delivering the ethanol we produce. The partnership completed its initial public offering on July 1, 2015. As of December 31, 2021, we own a 48.9% limited partner interest, a 2.0% general partner interest and all of the partnership’s incentive distribution rights. The public owns the remaining 49.1% limited partner interest. The partnership is consolidated in our financial statements.

We group our business activities into the following three operating segments to manage performance:

•Ethanol Production. Our ethanol production segment includes the production of ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil at 11 ethanol plants in Illinois, Indiana, Iowa, Minnesota, Nebraska and Tennessee. At capacity, our facilities are capable of processing approximately 330 million bushels of corn per year and producing approximately 1.0 billion gallons of ethanol, 2.5 million tons of distillers grains and Ultra-High Protein and 290 million pounds of industrial grade corn oil, making us one of the largest ethanol producers in North America.

•Agribusiness and Energy Services. Our agribusiness and energy services segment includes grain procurement, with approximately 27.0 million bushels of grain storage capacity, and our commodity marketing business, which markets, sells and distributes ethanol, distillers grains, Ultra-High Protein and corn oil produced at our ethanol plants. We also market ethanol for a third-party producer as well as buy and sell ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein, corn oil, grain, natural gas and other commodities in various markets.

•Partnership. Our master limited partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership’s assets include 29 ethanol storage facilities, four fuel terminal facilities and approximately 2,300 leased railcars.

Results for our previously reported food and ingredients segment are now included in the agribusiness and energy services segment. The food and ingredients segment had no activity in either 2021 or 2020 and minimal activity in 2019.

Risk Management and Hedging Activities

Our margins are highly dependent on commodity prices, particularly for ethanol, corn, distillers grains, Ultra-High Protein, corn oil and natural gas. Since market price fluctuations among these commodities are not always correlated, ethanol production has been and may continue to be unprofitable at times. We use a variety of risk management tools and hedging strategies to monitor real-time operating price risk exposure at each of our operations to obtain favorable margins, when available.

We use forward contracts to sell a portion of our ethanol, distillers grains, Ultra-High Protein and corn oil production or buy some of the corn, natural gas, or ethanol we need to partially offset commodity price volatility. We also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas, ethanol, soybean meal, soybean oil and other agricultural commodities. The financial impact of these activities depends on the price of the commodities involved and our ability to physically receive or deliver those commodities.

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

Disciplined Risk Management. Risk management is a core competency and we use a variety of risk management tools and hedging strategies in an effort to maintain a disciplined approach. Our internally developed operating margin management system allows us to monitor commodity price risk exposure at each of our operations and seeks to lock in favorable margins, when available, or if appropriate, temporarily reduce production levels during periods of compressed margins.

Technology Integration. Over our history, we have incorporated new technologies like corn oil extraction and Selective Milling Technology™ into our manufacturing processes that have enabled us to run more efficiently and improve our financial results. We are currently undergoing a number of project initiatives to improve margins. Through our Project 24 initiative, we have seen reductions in natural gas, electricity and water usage, decreasing our carbon footprint.

We are executing on our Total Transformation Plan by utilizing FQT’s MSC™ protein technology. As this technology is deployed across our platform, we expand our ability to produce value-added ingredients, such as Ultra-High Protein, while expanding corn oil yields.

The acquisition of a majority interest in FQT secures additional intellectual property rights, including those aimed at developing and implementing proven, value-added agriculture, food and industrial biotechnology systems, such as Clean Sugar Technology™ to produce low carbon dextrose for the biochemical and synthetic biology industry. In addition, we have partnered with Novozymes in an exclusive venture to produce higher purity protein and protein meals with nutritional and other feed benefits through non-mechanical methods. We also have an exclusive partnership with Hayashikane Sangyo of Japan, one of the oldest and most successful integrated aquafeed companies in the world, that broadens our access to innovative feed solutions. We continue to evaluate additional technological opportunities to expand our capabilities and product offerings in the coming years.

Proven Management Team. Our senior management team averages approximately 28 years of commodity risk management and related industry experience. We have specific expertise across all of our businesses, including plant operations and management, commodity markets and risk management, quality assurance, quality control, ingredient nutrition, marketing and innovation and ethanol marketing and distribution. Our management team’s level of operational and financial expertise is essential to successfully executing our business strategies.

Operational Excellence. Our facilities are staffed with experienced personnel who are encouraged to share operational knowledge and expertise. We continue to focus on making incremental operational improvements to enhance performance using real-time production data and systems to monitor our operations and optimize performance.

Business Strategy

We believe that the world will continue to increase its demand for protein for human consumption, driving the need to produce larger amounts of high protein feed for animals and aquaculture. With new technologies introduced in the ethanol industry, we believe that ethanol production facilities can increasingly become high-protein feed producers. We began operations to produce Ultra-High Protein in 2020 and have begun to deploy this technology at additional locations in an effort to capture higher co-product returns. We are striving to deploy the FQT MSC™ Ultra-High Protein process technology across our platform to take advantage of the world’s growing demand for protein feed ingredients.

As part of our transformation to a value-add agricultural technology company, we completed our first FQT MSC™ Ultra-High Protein installation at our Shenandoah biorefinery during the first quarter of 2020. Our Wood River plant began operations in October 2021. Three additional locations are under construction and expect to be operational by the middle to last half of 2022, and installation at our remaining biorefineries is expected over the course of the next several years. Through our value-added ingredients initiative, we expect to produce more Ultra-High Protein, a feed ingredient with protein concentrations of 50% or greater, further increase production of corn oil and produce other higher value products, such as post-MSC distillers grains.

We have also upgraded our York facility to include USP grade alcohol capabilities. We began pilot scale batch operations at the CST production facility at our York Innovation Center in the second quarter of 2021, which may allow for the production of both food and industrial grade dextrose to target applications in food production, renewable chemicals and synthetic biology. We anticipate modifying one or more biorefineries to include CST production capabilities to meet anticipated future customer demands.

We continue to believe ethanol could become an increasingly larger portion of the global fuel supply driven by heightened environmental concerns and energy independence goals, supported by government policies and regulations. In the 1990’s, federal law required the use of oxygenates in reformulated gasoline to reduce vehicle emissions in cities with unhealthy levels of air pollution. Today, ethanol is the primary oxygenate used by the U.S. refining industry to meet various federal and state air emission standards. The high octane value of ethanol has also made it the primary additive used by refiners to increase octane value, which improves engine performance. Accordingly, ethanol has become a valuable blend component that comprises approximately 10% of the domestic gasoline supply with the potential to grow with higher blends and increased gasoline demand. Ethanol usage is further supported by federal government mandates under the RFS, which assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total fuel sales. Advances in domestic corn yields have helped the U.S. ethanol industry become the lowest-cost producer of ethanol, surpassing Brazil, creating demand for U.S. ethanol worldwide.

In light of the ethanol industry’s competitive environment, we are focused on continued improvement of our low-cost ethanol production platform, reducing costs, and maximizing the value achievable from a kernel of corn by deploying new technology to diversify our product mix. Owning grain storage at or near our ethanol plants allows us to develop relationships with local producers and originate corn more effectively at a lower average cost. We purchase approximately 60% of our corn volume directly from farmers and have approximately 28 production days of storage capacity at or near our ethanol plants. We use our performance data to develop strategies that can be applied across our platform and embrace technological advances to improve operational efficiencies and yields, such as Selective Milling Technology™ and Enogen® corn enzyme technology, to lower our processing cost per gallon and increase production volumes. During 2021, we executed on our Project 24 initiative at our non-ICM plants, except our York and Atkinson plants, to reduce energy consumption and increase operational reliability at these plants.

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

In August 2021, we announced a turnkey solution for the installation of FQT’s MSC™ protein technology for third party plants and our inaugural project partner, Tharaldson Ethanol, a 175 million-gallon facility in North Dakota.

In February and April 2021, as part of our carbon reduction strategy, we have committed our Nebraska, Iowa and Minnesota plants to the Summit Carbon Solutions Midwest Carbon Express project to capture and store carbon dioxide produced through the fermentation process. In total, eight of our biorefineries have entered into long-term carbon offtake agreements, which will lower greenhouse gas emissions through the capturing and storing of carbon dioxide at each of the biorefineries, significantly lowering their carbon intensity. This project is anticipated to be completed in 2024.

Recent Developments

The following is a summary of our significant recent developments. Additional information about these items can be found elsewhere in this report or in previous reports filed with the SEC.

BlackRock Note Facility

On February 9, 2021, Green Plains SPE LLC, our wholly owned subsidiary and a special purpose entity, completed a $125.0 million, 5-year mezzanine note facility with funds and accounts managed by BlackRock. The proceeds will be used initially to support the construction and deployment of FQT’s MSC™ Ultra-High Protein technology and production at the Obion, Tennessee and Mount Vernon, Indiana facilities. See further discussions in Note 12 –Debt of the financial statements.

Investment in FQT

On February 9, 2021, we announced BlackRock has invested alongside Ospraie Management and Green Plains in FQT. As part of the transaction, BlackRock acquired 2,000,000 warrants for Green Plains stock (each warrant equal to one share of stock) with a strike price of $22.00 per share, which expire on April 28, 2026. See further discussions in Note 15 –Stockholders’ Equity of the financial statements.

Carbon Sequestration Offtake Agreement

On February 18, 2021, we announced that three of our biorefineries entered into a long term carbon offtake agreement with Summit Carbon Solutions (SCS), a subsidiary of Summit Agricultural Group. The SCS carbon capture and sequestration project will create the infrastructure to transport carbon dioxide to North Dakota for deposit into geologic storage. Capturing and storing carbon is widely viewed as a key technology for reducing greenhouse gas emissions and combatting climate change. The biorefineries attached to the pipeline can dramatically reduce the carbon footprint of their biofuels. In April 2021, we announced that an additional five of our biorefineries entered into long-term carbon offtake agreements with SCS bringing our total commitment to 658 million gallons of annual capacity, or nearly 70% of our platform.

Public Offering of Common Stock

On March 1, 2021, we completed the public offering of 8,751,500 shares of common stock, par value $0.001 per share, of Green Plains at a public offering price of $23.00 per share. This included the purchase of 1,141,500 shares of common stock by the underwriters pursuant to the full exercise of their overallotment option. This common stock offering resulted in net proceeds to us of $191.1 million, after deducting underwriting discounts and commissions and our offering expenses. See further discussions in Note 15 –Stockholders’ Equity of the financial statements.

On August 9, 2021, we completed the public offering of 5,462,500 shares of common stock, par value $0.001 per share, of Green Plains at a public offering price of $32.00 per share. This included the purchase of 712,500 shares of common stock by the underwriters pursuant to the full exercise of their overallotment option. This common stock offering resulted in net proceeds to us of $164.9 million, after deducting underwriting discounts and commissions and our offering expenses. See further discussions in Note 15 –Stockholders’ Equity of the financial statements.

The company expects to use the net proceeds from the offerings for growth investments to further accelerate our downstream development opportunities.

Public Offering of Convertible Senior Notes

On March 1, 2021, we completed the public offering of $230.0 million aggregate principal amount of our 2.25% convertible notes due 2027. This included the purchase of $30.0 million notes by the underwriters pursuant to the full exercise of their overallotment option. This convertible notes offering resulted in net proceeds to us of approximately $222.5 million, after deducting the underwriting discounts and commissions and our offering expenses.

We used approximately $156.5 million of the net proceeds of the convertible notes offering to repurchase approximately $135.7 million aggregate principal amount of our 4.125% convertible notes due 2022, in privately negotiated transactions concurrently with the convertible notes offering. We intend to use the balance of the net proceeds from the convertible notes offering to repay the 2022 notes remaining outstanding at their maturity date and for general corporate purposes. See further discussions in Note 12 –Debt of the financial statements.

Impact of COVID-19

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil across numerous industries. The situation surrounding COVID-19 continues to evolve and the ultimate duration and impact of the outbreak, including resurgences and variants of the virus, remains highly uncertain and subject to change.

We continue to closely monitor the impact of COVID-19 on all aspects of our business, including how it will impact our employees, customers, suppliers, distribution channels and business partners. The pandemic resulted in business disruption and economic uncertainty which impacted our operations, supply chain and distribution channels. While the impacts of COVID-19 have been assessed, the long-term magnitude and duration of the disruption, including supply chain disruption remain uncertain. For the year ended December 31, 2021, while we did experience some supply chain issues, there has been no direct material adverse effects due to COVID-19 on our ability to maintain operations, including our financial reporting systems, our internal controls over financial reporting or our disclosure controls and procedures. We are unable to predict the full impact that COVID-19, or any resurgences and variants of the virus, will have on our future financial position and operating results due to numerous uncertainties.

For further information regarding the impact of COVID-19 on the company, please see Item 1A - Risk Factors, in this report, which is incorporated herein by reference.

Operating Segments

Ethanol Production Segment

Industry Overview. Ethanol, also known as ethyl alcohol or grain alcohol, is a colorless liquid produced by fermenting carbohydrates found in a number of different types of grains, such as corn, wheat and sorghum, and other cellulosic matter found in plants. Most of the ethanol produced in the United States is made from corn, which can be handled efficiently and is in greater supply than other grains. Corn contains large quantities of carbohydrates that convert into glucose more easily than most other kinds of biomass. According to the USDA, on average, a 56 pound bushel of corn produces approximately 2.9 gallons of ethanol, 15 pounds of distillers grains and 0.7 pounds of corn oil. Outside of the United States, sugarcane is the primary feedstock used to produce ethanol.

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

Ethanol Plants. We operate 11 dry mill ethanol production plants, located in six states, that produce ethanol, including industrial-grade alcohol, distillers grains, and corn oil.

Plant Location	Initial Operation or Acquisition Date	Technology	Plant Production Capacity (mmgy)
Atkinson, Nebraska	June 2013	Delta-T	55
Central City, Nebraska	July 2009	ICM	116
Fairmont, Minnesota	Nov. 2013	Delta-T / ICM	119
Madison, Illinois	Sept. 2016	Vogelbusch	90
Mount Vernon, Indiana	Sept. 2016	Vogelbusch	90
Obion, Tennessee (1)	Nov. 2008	ICM	120
Otter Tail, Minnesota	Mar. 2011	Delta-T / ICM	55
Shenandoah, Iowa (1)(2)	Aug. 2007	ICM	82
Superior, Iowa (1)	July 2008	Delta-T / ICM	60
Wood River, Nebraska (2)	Nov. 2013	Delta-T / ICM	121
York, Nebraska	Sept. 2016	Vogelbusch	50
Total			958

(1)We constructed these three plants; all other ethanol plants were acquired.

(2)Also produce Ultra-High Protein.

Our business is directly affected by the supply and demand for ethanol and other fuels in the markets served by our assets. Miles driven typically increase during the spring and summer months related to vacation travel, followed closely by the fall season due to holiday travel.

Industrial-Grade Alcohol. Industrial-grade alcohol is produced by further distillation processing of the 200-proof alcohol. Further distillation removes impurities from fuel-grade ethanol to allow for production of industrial-grade alcohol which can be used as an ingredient for sanitation products. Industrial-grade alcohol is currently produced at our Wood River and York facilities, with our Wood River biorefinery producing food chemical codex (FCC) grade industrial alcohol with a portion of its capacity and our York biorefinery capable of producing USP.

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

Our corn supply is obtained primarily from local markets. We use cash and forward purchase contracts with grain producers and elevators to buy corn. We maintain direct relationships with local farmers, grain elevators and cooperatives, which serve as our primary sources of grain feedstock, at 9 of our ethanol plants. This allows us to purchase much of the corn we need directly from farmers throughout the year. At two of our ethanol plants, we contract with a third-party grain originator to supply the corn necessary for ethanol production. These contracts terminate in November 2023. Each of our plants is also situated on rail lines or has other logistical solutions to access corn supplies from other regions of the country should local supplies become insufficient.

Corn is received at the plant by truck or rail then weighed and unloaded into a receiving building. Grain storage facilities are used to inventory grain that is passed through a scalper to remove rocks and debris prior to processing. The corn is then transported to a hammer mill where it is ground into flour and conveyed into a slurry tank for enzymatic processing. Water, heat and enzymes are added to convert the complex starch molecules into simpler carbohydrates. The slurry is heated to reduce the potential of microbial contamination and pumped into a liquefaction tank where additional enzymes are added. Next, the grain slurry is pumped into fermenters, where yeast, enzymes, and nutrients are added and the fermentation process is started. A beer column, within the distillation system, separates the alcohol from the spent grain mash. The alcohol is dehydrated to 200-proof alcohol and either pumped into a holding tank and blended with approximately 2% denaturant as it is pumped into finished product storage tanks, or marketed as industrial or undenatured ethanol.

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

Corn Oil. Corn oil systems extract non-edible corn oil from the thin stillage evaporation process immediately before the production of distillers grains. Corn oil is produced by processing the syrup through a decanter-style, or disk-stack, centrifuge. The centrifuges separate the relatively light corn oil from the heavier components of the syrup. We extract approximately 0.8 pounds of corn oil per bushel of corn used to produce ethanol. For our locations that have deployed FQT’s MSC™ technology, we have achieved corn oil yields in excess of 1.2 pounds of corn oil per bushel and anticipate similar yields as we deploy FQT’s MSC™ Ultra-High Protein process technology across our platform. Industrial uses for corn oil include feedstock for renewable diesel, biodiesel and livestock feed additives. The syrup is blended into wet, modified wet or dried distillers grains.

Ultra-High Protein. Ultra-High Protein is fermented corn protein produced by further processing of the spent grain mash from the beer column. The spent grain is processed by the FQT MSCTM system, which contains a series of screening equipment to remove fiber from the spent grain which is sent to the distillers grain dryer. The remaining product is washed and clarified into a wet protein stream which is dried in a ring dryer to produce Ultra-High Protein meal. The product typically has protein concentration of 50% or greater and yields of approximately 3.5 pounds per bushel have been achieved.

Natural Gas. Depending on production parameters, our ethanol plants use approximately 20,000 to 45,000 BTUs of natural gas per gallon of production. We have service agreements to acquire the natural gas we need and transport the gas through pipelines to our plants.

Electricity. Our plants require between 0.5 and 1.1 kilowatt hours of electricity per gallon of production. Local utilities supply the necessary electricity to all of our ethanol plants.

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

Agribusiness and Energy Services Segment

Our agribusiness and energy services segment includes grain storage at our ethanol plants of approximately 25.8 million bushels, and one grain elevator with grain storage capacity of approximately 1.2 million bushels, detailed in the following table:

Facility Location	On-Site Grain Storage Capacity (thousands of bushels)
Grain Elevators
Archer, Nebraska	1,246
Ethanol Plants
Atkinson, Nebraska	5,109
Central City, Nebraska	1,400
Fairmont, Minnesota	1,611
Madison, Illinois	1,015
Mount Vernon, Indiana	1,034
Obion, Tennessee	8,168
Otter Tail, Minnesota	628
Shenandoah, Iowa	886
Superior, Iowa	2,230
Wood River, Nebraska	3,293
York, Nebraska	347
Total	26,967

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

Through Green Plains Trade, we market the ethanol we and a third party produce to local, regional, national and international customers. We also purchase ethanol from independent producers for pricing arbitrage. We sell to various markets under sales agreements with integrated energy companies; retailers, traders and resellers in the United States and buyers for export to Brazil, Canada, India, Europe and other international markets. Under these agreements, ethanol is priced under both fixed and indexed pricing arrangements.

Also through Green Plains Trade, we market distillers grains to local, national and international markets. The bulk of our demand is delivered to geographic regions that do not have significant local corn or distillers grains production. We sell to international markets indirectly through exporters. Access to diversified markets allows us to sell product to customers offering the highest net price.

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

Our railcar fleet for the agribusiness and energy services segment consists of approximately 450 leased hopper cars to transport distillers grains, 70 leased hopper cars to transport corn and approximately 100 leased tank cars to transport corn oil. The initial terms of the lease contracts are for periods up to eight years and the weighted average remaining lease terms on these cars was approximately 3 years as of December 31, 2021.

Partnership Segment

Our partnership segment provides fuel storage and transportation services through (i) 29 ethanol storage facilities located at or near our 11 operational ethanol production plants and one near the prior Hopewell, VA non-operational ethanol production plant, (ii) four fuel terminal facilities located near major rail lines, and (iii) a leased railcar fleet and other transportation assets.

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

As of December 31, 2021, the partnership’s leased railcar fleet consisted of approximately 2,300 railcars with an aggregate capacity of 69.0 mmg. We expect the partnership’s railcar volumetric capacity to fluctuate over the normal course of business as the existing railcar leases expire and we enter into or acquire new railcar leases.

To optimize the partnership’s railcar assets, we transport products other than ethanol depending on market opportunities and have used a portion of our railcar fleet to transport crude oil for third parties and to lease railcars to other users.

Terminal and Distribution Services. Ethanol is transported from the partnership’s terminals to third-party terminal racks where it is blended with gasoline and transferred to the loading rack for delivery by truck to retail gas stations. The partnership owns and operates fuel holding tanks and terminals, and provides terminal services and logistics solutions to markets that do not have efficient access to renewable fuels. The partnership owns and operates fuel terminals at four locations in four states with combined storage capacity of approximately 6.9 mmg and throughput capacity of approximately 564 mmgy. We also have 29 ethanol storage facilities located at or near our 11 operational ethanol production plants and one non-operational ethanol production plant with a combined storage capacity of approximately 25.8 mmg to support current ethanol production capacity of approximately 1.0 bgy.

Facility Location	Storage Capacity (thousands of gallons)
Fuel Terminals
Birmingham, Alabama - Unit Train Terminal	6,542
Other Fuel Terminal Facilities (1)	330
Ethanol Plants
Atkinson, Nebraska (2)	2,074
Central City, Nebraska	2,250
Fairmont, Minnesota	3,124
Hopewell, Virginia (3)	761
Madison, Illinois	2,855
Mount Vernon, Indiana	2,855
Obion, Tennessee	3,000
Otter Tail, Minnesota	2,000
Shenandoah, Iowa	1,524
Superior, Iowa	1,238
Wood River, Nebraska	3,124
York, Nebraska	1,100
Total	32,777

(1)Represents two fuel terminals located in Mississippi and Oklahoma.

(2)The ethanol storage facilities are located approximately 16 miles from the ethanol plant.

(3)Production at the Hopewell, Virginia facility ceased during the fourth quarter of 2018, however, the storage and terminal assets remain in operating condition.

For more information about our segments, refer to Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Our Competition

Domestic Ethanol Competitors

We are one of the largest consolidated owners of ethanol plants in the United States. We compete with other domestic ethanol producers in a highly fragmented industry. Our competitors also include plants owned by farmers, cooperatives, oil refiners and retail fuel operators. These competitors may continue to operate their plants even when market conditions are not favorable due to the benefits realized from their other operations.

As of December 31, 2021, the top four producers accounted for approximately 41% of the domestic production capacity with production capacities ranging from 958 mmgy to 2,867 mmgy. Demand for corn from ethanol plants and other corn consumers exists in all areas and regions in which we operate. According to the Renewable Fuels Association, there were 120 operational plants in the states where we have production facilities, including Illinois, Indiana, Iowa, Minnesota, Nebraska, and Tennessee, as of December 31, 2021. The largest concentration of operational plants is located in Iowa, Nebraska and Illinois, where 50% of all operational production capacity is located.

Foreign Ethanol Competitors

We also compete globally with production from other countries. Brazil is the second largest ethanol producer in the world after the United States. Brazil primarily produces ethanol made from sugarcane, which may be less expensive to produce than ethanol made from corn depending on feedstock prices. Under the RFS, certain parties are obligated to meet an advanced biofuel standard. In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for obligated parties to meet this standard. Any significant additional ethanol production capacity could create excess supply in world markets, resulting in lower ethanol prices throughout the world, including the United States.

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

Regulatory Matters

Government Ethanol Programs and Policies

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Over the years, various bills and amendments have been proposed in the House and Senate, which would eliminate the RFS entirely, eliminate the corn based ethanol portion of the mandate, and make it more difficult to sell fuel blends with higher levels of ethanol. We believe it is unlikely that any of these bills will become law in the current Congress. In addition, the manner in which the EPA administers the RFS and related regulations can have a significant impact on the actual amount of ethanol blended into the domestic fuel supply.

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

The RFS sets a floor for biofuels use in the United States. When the RFS was established in 2010, the required volume of “conventional”, or corn-based, ethanol to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply and demand. As of this filing, the EPA has proposed reducing the conventional ethanol RVOs for 2020 and 2021 to reflect lower fuel demand during the pandemic, and proposed the statutory 15 billion gallons for 2022.

According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022 – the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total RVO was more than 20% below the statutory volumes levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post 2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. However, in late 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020. It is unclear when or if the current EPA will propose a reset rulemaking, though they have stated an intention to propose a post 2022 set rulemaking as required by law.

Under the RFS, RINs and SREs are important tools impacting supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS mandated volumes. Ethanol producers assign RINs to renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs can affect the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA, can grant them a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for 2016, 2017 and 2018 than they had in the past, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly. In the waning days of the Trump administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the Trump Administration, totaling 4.3 billion gallons of potential blending demand erased. The EPA, under the current administration, reversed the three SREs issued in the final weeks of the previous administration, and in the RVO rulemaking they proposed denying all pending SREs. There are multiple legal challenges to how the EPA has handled SREs and RFS rulemakings.

The One-Pound Waiver that was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 to non-FFVs is uncertain. The Supreme Court declined to hear a challenge to this ruling. As of this filing E15 is sold year-round in approximately 30 states.

In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment for dispensing higher blends of ethanol and biodiesel. In December 2021, the USDA announced it would administer another infrastructure grant program. Congress is considering legislation that would provide for an additional $1 billion in USDA grants for biofuel infrastructure from 2022 to 2031.

To respond to the COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the CARES Act in March 2020, which created and funded multiple programs that have impacted our industry. The USDA was given additional resources for the Commodity Credit Corporation (CCC) and they are using those funds to provide direct payments to farmers, including corn farmers from whom we purchase most of our feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price we have to pay to purchase corn. The CARES Act also allowed for certain net operating loss carrybacks, which has allowed us to receive certain tax refunds. In December 2020, Congress passed and then President Trump signed into law an annual spending package coupled with another COVID relief bill which included additional funds for the Secretary of Agriculture to distribute to those impacted by the pandemic. The language of the bill specifically includes biofuels producers as eligible for some of this aid, and in March of 2021, the USDA indicated that biofuels would be able to apply for a portion of these funds in a forthcoming rulemaking. On June 15, 2021, the USDA indicated that $700 million would be made available to biofuels producers, and in December 2021, they released details for the program, specifying that domestic biofuel producers must apply for market losses due to COVID by February 11, 2022, with payments announced by March 12, 2022. It is not possible to predict the amount we would receive, if any, from this program.

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

See further discussion in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Environmental and Other Regulation

Our ethanol production, agribusiness and energy services, and partnership segment activities are subject to various and extensive environmental and other regulations. We obtain and maintain various environmental permits to operate our plants and other facilities. Ethanol production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions, which the EPA later addressed in the RFS. While some of our plants operate as grandfathered at their current authorized capacity under the RFS mandate, expansion above these capacities at grandfathered plants will require a 20% reduction in greenhouse gas emissions from a 2005 baseline measurement.

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

See further discussion in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Exclusive Partnerships and Joint Ventures

In 2021, we formed a 50/50 JV with Tharaldson Ethanol, which will own the FQT MSC™ Ultra-High Protein technology assets added adjacent to the Tharaldson Ethanol plant in North Dakota to produce Ultra-High Protein.

In 2020, we acquired a majority interest in FQT. The acquisition capitalizes on the core strengths of each company to develop and implement proven, value-added agriculture, food and industrial biotechnology systems and rapidly expand installation and production of FQT’s MSC™ Ultra-High Protein technology across our facilities, as well as offer these technologies to partnering biofuel facilities.

In 2020, we formed an exclusive partnership with Hayashikane Sangyo of Japan, one of the oldest and most successful integrated aquafeed companies in the world. The companies have come together to deliver innovative solutions for fast-growing global aquaculture markets using technology developed and successfully deployed in Japanese production. These technologies complement our FQT MSC™ Ultra-High Protein production technology.

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

Human Capital Resources

The attraction, retention and development of employees is critical to our success. We accomplish this, in part, by our competitive compensation practices, training initiatives, and growth opportunities within the company. On December 31, 2021, we had 859 full-time, part-time, temporary and seasonal employees, including 136 employees at our corporate office in Omaha, Nebraska.

Workforce Health and Safety

We take workplace safety very seriously and our robust safety program means that we are constantly evaluating our safety protocols in an effort to keep our facilities safe for our workers.

Throughout the COVID-19 pandemic, we have remained focused on protecting the health and safety of our team members while meeting the needs of our customers. We were an early adopter of enhanced safety measures and practices across our facilities to protect employee health and safety and ensure a reliable supply of products to our customers. This included the purchasing of masks, temperature check machines and hand sanitizer at all locations. In 2020, we donated industrial-grade alcohol, which can be used as an ingredient for sanitation products, to both the State of Nebraska and the State of Iowa, as well as the University of Nebraska.

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

The products we buy and sell are subject to price volatility and uncertainty.

Our operating results are highly sensitive to commodity prices.

Corn. We are generally unable to pass increased corn costs to our customers since ethanol competes with other fuels. We have seen considerable price volatility in corn prices not experienced in recent years. At certain corn prices, ethanol may be uneconomical to produce. Ethanol plants, livestock industries and other corn-consuming enterprises put significant price pressure on local corn markets. In addition, local corn supplies and prices could be adversely affected by, but not limited to, prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets, supply or demand, global political or economic issues, or damaging growing conditions, such as plant disease or adverse weather, including drought.

Ethanol. Our revenues are dependent on market prices for ethanol which can be volatile as a result of a number of factors, including but not limited to: the price and availability of competing fuels; the overall supply and demand for ethanol and corn; the price of gasoline, crude oil and corn; global political or economic issues and government policies.

Ethanol is marketed as a fuel additive that reduces vehicle emissions, an economical source of octanes and, to a lesser extent, a gasoline substitute. Consequently, gasoline supply and demand affect the price of ethanol. Should gasoline prices or demand decrease significantly, our results of operations could be materially impacted.

Ethanol imports also affect domestic supply and demand. Imported ethanol is not subject to an import tariff and, under the RFS, sugarcane ethanol from Brazil is one of the most economical means for obligated parties to meet the advanced biofuel standard.

Industrial-grade alcohol is produced by further distillation processing of 200-proof alcohol. Further distillation removes impurities which allows it to be used as an ingredient for sanitation products. Should industrial-grade alcohol prices or demand decrease significantly, or competition and supply increase, our results of operations could be negatively impacted.

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

Corn Oil. Industrial corn oil is generally marketed as a renewable diesel and biodiesel feedstock; therefore, the price of corn oil is affected by demand for renewable diesel and biodiesel. Expanded profitability in the renewable diesel and biodiesel industry due to the extended blending tax credit and low carbon fuels standards could impact corn oil demand. In general, corn oil prices follow the prices of heating oil and soybean oil. Decreases in the price of or demand for corn oil could have an adverse impact on our business and profitability.

Ultra High Protein. Our Ultra-High Protein has unique nutritional advantages and a higher protein concentration than soybean meal and can be included in a variety of feed rations in the pet, dairy, swine, poultry and aquaculture industries. As a value-added feed ingredient, quality control is imperative. Demand for feed products and pricing pressure from competing feed products may result in downward pressure on the price of Ultra-High Protein. Reliable production of Ultra-High Protein from both consistent operations of the biorefinery as well as the FQT MSC™ technology is necessary to produce anticipated volumes. Inconsistency in volumes, quality or downward pressure on prices could result in adverse impact on our business and profitability.

We may be affected by or unable to fulfill our total transformation strategies.

In May 2018, we announced that we were evaluating the performance of our entire portfolio of assets and businesses. As part of that process, during the fourth quarter of 2018, we sold three ethanol plants, permanently closed one ethanol plant and sold Fleischmann’s Vinegar Company, Inc. Furthermore, we sold our 50% interest in JGP Energy Partners during the fourth quarter of 2019. We sold a 50% interest in GPCC during the third quarter of 2019 and the remaining 50% interest in GPCC during the fourth quarter of 2020. In December 2020, we sold the Hereford, Texas ethanol plant and in March 2021, we sold our Ord, Nebraska ethanol plant.

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

We also undertook a number of project initiatives to improve margins, including our Project 24 initiative and Total Transformation Plan focused on expanding the products and value we can extract from a kernel of corn. The Ultra-High Protein strategy includes substantial construction projects and cost to deploy FQT’s MSC™ protein systems at our biorefineries.

We may not achieve our construction goals on time or our budget, we may not achieve the operating yields we project, we may not achieve product market sales, margins, or pricing we project, and our operating cost goals may not be achieved due to a variety of factors. Our failure to achieve any of these intended constructive, yield, sales, margin, pricing, or financial results associated with our total transformation strategies could have an adverse effect on our business, financial condition or results of operations.

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

Hedging arrangements expose us to risk of financial loss when the counterparty defaults on its contract or, in the case of exchange-traded contracts, when the expected differential between the price of the underlying and physical commodity changes. Hedging activities can result in losses when a position is purchased in a declining market or sold in a rising market. Hedging losses may be offset by a decreased cash price for corn, and natural gas and an increased cash price for ethanol, distillers grains, Ultra-High Protein and corn oil. We vary the amount of hedging and other risk mitigation strategies we undertake and sometimes choose not to engage in hedging transactions at all. We cannot provide assurance that our risk management and commodity trading strategies and decisions will be profitable or effectively offset commodity price volatility. If they are not, our results of operations and financial position may be adversely affected.

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

Under the provisions of the Energy Independence and Security Act of 2007, as amended, Congress expanded the RFS. The RFS mandates the minimum volume of renewable fuels that must be blended into the transportation fuel supply each year which affects the domestic market for ethanol. Each year the Environmental Protection Agency (EPA) is supposed to undertake rulemaking to set the RVO for the following year, though at times months or years pass without a finalized RVO. Further, the EPA has the authority to waive the requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment. After 2022, volumes shall be determined by the EPA in coordination with the Secretaries of Energy and Agriculture, taking into account such factors as impact on environment, energy security, future rates of production, cost to consumers, infrastructure, and other factors such as impact on commodity prices, job creation, rural economic development, or impact on food prices.

According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022; the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total RVO was more than 20% below the statutory volumes levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post-2022. However, on December 19, 2019, the EPA announced it would not be moving forward with a reset rulemaking. It is unclear when or if they will propose a reset rulemaking. The EPA has stated an intention to propose a post-2022 ‘set’ rulemaking as required by statute.

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

Our operations could be adversely impacted by legislation, administration actions, EPA actions, or lawsuits that may reduce the RFS mandated volumes of conventional ethanol and other biofuels through the annual RVO, the 2022 set rulemaking, the point of obligation for blending, or SREs. A recent Supreme Court ruling held that the small refineries can continue to apply for an extension of their waivers from the RFS, even if they have not been awarded a continuous string of exemptions, though the EPA has proposed denying all SRE applications. A recent D.C. Circuit Court of Appeals ruling held that the EPA overstepped its authority in extending the one pound Reid Vapor Pressure waiver for 10% ethanol blends to 15% ethanol blends in the summer, effectively limiting summertime sales of ethanol blends above 10% to FFVs from June 1 to September 15 each year.

Similarly, should federal mandates regarding oxygenated gasoline be repealed, the market for domestic ethanol could be adversely impacted. Economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS mandate, may affect future demand. A significant increase in supply beyond the RFS mandate could have an adverse impact on ethanol prices. Moreover, changes to RFS could negatively impact the price of ethanol or cause imported sugarcane ethanol to become more economical than domestic ethanol. Likewise, national, state and regional LCFS like that of California, Oregon, Brazil or Canada could be favorable or harmful to conventional ethanol, depending on how the regulations are crafted, enforced and modified.

  Future demand may be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the value of RFS credits or RINs. A significant increase in supply beyond the RFS mandate could have an adverse impact on ethanol prices. Moreover, any changes to RFS, whether by legislation, EPA action or lawsuit, originating from issues associated with the market price of RINs could negatively impact the demand for ethanol, discretionary blending of ethanol and/or the price of ethanol. Recent actions by the EPA to grant SREs without accounting for the lost gallons, for example, resulted in lower RIN prices. Similarly, proposals from the current EPA to reduce annual RVO levels could also lead to lower RIN prices.

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

Demand for ethanol is also affected by overall demand for transportation fuel, which is affected by cost, number of miles traveled and vehicle fuel economy. Miles traveled typically increases during the spring and summer months related to vacation travel, followed closely behind the fall season due to holiday travel. Global events, such as COVID-19, have greatly decreased miles traveled and in turn, the demand for ethanol. Consumer demand for gasoline may be impacted by emerging transportation trends, such as electric vehicles or ride sharing. In January 2021, General Motors announced a target date of 2035 for phasing out the production of gasoline and diesel powered vehicles. Similarly, Nissan has stated that their entire fleet will be electric vehicles by the early 2030s. These announcements coincide with pledges to ban the sale of internal combustion engines in countries such as Japan and the United Kingdom by 2035, as well as a statewide ban in California. While aspirational, if realized, these bans would accelerate the decline of liquid fuel demand and by extension demand for ethanol, biodiesel and renewable diesel.

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

In the last five years, we incurred operating losses during certain quarters and could incur operating losses in the future that are substantial. Although we have had periods of sustained profitability, we may not be able to maintain or increase profitability on a quarterly or annual basis, which could impact the market price of our common stock and the value of your investment. In addition, periods of sustained losses create uncertainty as to whether some or all of our deferred tax assets will be realizable in the future.

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

A portion of our debt bears interest at variable rates, which creates exposure to interest rate risk. If interest rates increase, our debt service obligations at variable rates would increase even though the amount borrowed remained the same, decreasing net income.

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

In the past, we have received waivers from our lenders for failure to meet certain financial covenants and amended our loan agreements to change these covenants. In the event we are unable to comply with these covenants in the future, we cannot provide assurance that we will be able to obtain the necessary waivers or amend our loan agreements to prevent default. Under our convertible senior notes, default on any loan in excess of $20.0 million could result in the notes being declared due and payable, which would have a material and adverse effect on our ability to operate.

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

Nearly all of our ethanol production is sold with RINs that are used by our customers to comply with the RFS. Should our production not meet the EPA’s requirements for RIN generation in the future, we would need to purchase RINs in the open market or sell our ethanol at lower prices to compensate for the absence of RINs. The price of RINs depends on a variety of factors, including the availability of qualifying biofuels and RINs for purchase, production levels of transportation fuel and percentage mix of ethanol with other fuels, and cannot be predicted. Failure to obtain sufficient RINs or reliance on invalid RINs could subject us to fines and penalties imposed by the EPA which could adversely affect our results of operations, cash flows and financial condition.

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

Our plants emit carbon dioxide as a by-product of ethanol production. In February 2010, the EPA released its final regulations on RFS, grandfathering our plants at their current authorized capacity. While some of our plants have received efficient producer status and no longer rely on grandfathered status, for those still reliant upon it, expansion above these levels will require a 20% reduction in greenhouse gas emissions from the 2005 baseline measurement. Separately, CARB adopted a LCFS that took effect in January 2013, which requires a 10% reduction in the average carbon intensity of gasoline and diesel transportation fuels from 2010 to 2020. An ILUC component is included in the greenhouse gas emission calculation, which may have an adverse impact on the market for corn-based ethanol in California.

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

We have increased the size and diversity of our operations through mergers, acquisitions and joint ventures or partnerships and intend to continue exploring potential growth opportunities. Acquisitions involve numerous risks that could harm our business, including: (1) difficulties integrating the operations, technologies, products, existing contracts, accounting processes and personnel and realizing anticipated synergies of the combined business; (2) risks relating to environmental hazards on purchased sites; (3) risks relating to developing the necessary infrastructure for facilities or acquired sites, including access to rail networks; (4) difficulties supporting and transitioning customers; (5) diversion of financial and management resources from existing operations; (6) the purchase price exceeding the value realized; (7) risks of entering new markets or areas outside of our core competencies; (8) potential loss of key employees, customers and strategic alliances from our existing or acquired business; (9) unanticipated problems or underlying liabilities; and (10) inability to generate sufficient revenue to offset acquisition and development costs.

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

We compete with producers in the United States and abroad. Depending on feedstock, labor and other production costs, producers in other countries, such as Brazil, may be able to produce ethanol cheaper than we can. Under the RFS, certain parties are obligated to meet an advanced biofuel standard. In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for obligated parties to meet this standard. While transportation costs, infrastructure constraints and demand may temper the impact of ethanol imports, foreign competition remains a risk to our business. Moreover, significant additional foreign ethanol production could create excess supply, which could result in lower ethanol prices throughout the world, including the United States. Any penetration of ethanol imports into the domestic market may have a material adverse effect on our operations, cash flows and financial position.

International activities such as boycotts, embargoes, product rejection, trade policies and compliance matters, may have an adverse effect on our results of operations.

Government actions abroad can have a significant impact on our business. In 2021, we exported 23% of our ethanol production. In 2013, the European Union imposed a five-year tariff of $83.33 per metric ton on U.S. ethanol to discourage foreign competition. Effective January 1, 2017, China indicated its intention to raise its 5% tariff on U.S. and Brazil fuel ethanol to 30%. On April 1, 2018, China raised their tariff rate to 45%, and later raised it further to 70%. In January 2020, the two countries announced a “Phase I” trade deal with agricultural commodity purchase commitments, including ethanol; however, these ethanol tariffs have not been reduced or eliminated.

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

We operate in a very competitive environment and compete with other domestic ethanol producers in a relatively fragmented industry. The top four producers account for approximately 41% of the domestic production capacity with production capacity ranging from 958 mmgy to 2,867 mmgy. The remaining ethanol producers consist of smaller entities engaged exclusively in ethanol production and large integrated grain companies that produce ethanol in addition to their base grain businesses. We compete for capital, labor, corn and other resources with these companies. Historically, oil companies, petrochemical refiners and gasoline retailers were not engaged in ethanol production even though they form the primary distribution network for ethanol blended with gasoline. Over the past decade, several oil refiners have acquired ethanol production plants, and at one point accounted for almost 20% of domestic ethanol production, however divestments in 2021 have brought this closer to 10%. If these companies increase their ethanol plant ownership or additional companies commence production, the need to purchase ethanol from independent producers like us or at pricing that provides us an acceptable margin could diminish and adversely effect on our operations, cash flows and financial position.

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

Since our formation in 2004, our business has grown significantly in size, products and complexity. This growth places substantial demands on our management, systems, internal controls, and financial and physical resources. If we acquire or develop additional operations, we may need to further develop our financial and managerial controls and reporting systems, and could incur expenses related to hiring additional qualified personnel and expanding our information technology infrastructure. Our ability to manage growth effectively could impact our results of operations, financial position and cash flows.

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

New ethanol process technologies could emerge that require less energy per gallon to produce and result in lower production costs. Our process technologies could become less effective or competitive than competing technologies or obsolete and place us at a competitive disadvantage, which could have a material adverse effect on our operations, cash flows and financial position.

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

Our business may be adversely impacted by the continued impact of the COVID-19 outbreak.

The outbreak of the coronavirus, or COVID-19, including resurgences and variants of the virus, and which was declared by the World Health Organization to be a pandemic in March 2020, has spread across the globe and continues to impact worldwide economic activity. COVID-19 has created risk on all aspects of our business, including its impact on our employees, customers, vendors, and business partners. There are uncertainties from COVID-19 that continue, and include but are not limited to (1) the health of our workforce, and our ability to meet staffing needs which are vital to our operations; (2) the duration of additional outbreaks; (3) federal, state or local governmental regulations or other actions which could include limitations on our operations or mandating vaccination against COVID-19; (4) the effect on customer demand resulting in a decline in the demand for our products; (5) impacts on our supply chain and potential limitations of supply of our feedstocks, chemicals and other products utilized as well as supply chain impacts on construction equipment, supplies and/or labor; (6) interruptions of our rail and distribution systems and delays in the delivery of our product; and (7) volatility in the credit and financial markets. Specifically, we have experienced demand fluctuations for our products, and rail disruptions. Any of the foregoing may have an adverse impact our business, operations and/or profitability.

We continue to actively manage our response in collaboration with customers, government officials, and business partners and assess potential impacts to our future financial position and operating results, as well as adverse developments in our business. While many restrictions have been lifted, it is not possible for us to predict whether there will be additional government-mandated orders that could affect our business, or how any additional measures could impact our operations. We are unable to predict the overall impact these events will have on our future financial position and operations and it could have a material adverse impact on our business, operations and/or profitability.

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

We rely on network infrastructure and enterprise applications, and internal technology systems for operational, marketing support and sales, and product development activities. The hardware and software systems related to such activities are subject to damage from earthquakes, floods, lightning, tornados, fire, power loss, telecommunication failures, cyber-attacks and other similar events. They are also subject to acts such as computer viruses, physical or electronic vandalism or other similar disruptions that could cause system interruptions and loss of critical data, and could prevent us from fulfilling customers’ orders. The Company and its vendors have experienced diverse cyber-attacks, with minimal consequences on our business to date. As examples, we have experienced attempts to gain access to systems, denial of service attacks, attempted malware infections, account takeovers, scanning activity and phishing emails. Attacks can originate from external criminals, terrorists, nation states or internal actors. We will continue to dedicate resources and incur expenses to maintain and update on an ongoing basis the systems and processes that are designed to mitigate the information security risks we face and protect the security of our computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, disrupt or degrade service or cause other damage. Despite the implementation of cybersecurity measures (including access controls, data encryption, vulnerability assessments, employee training, continuous monitoring, and maintenance of backup and protective systems), our information technology systems may still be vulnerable to cybersecurity threats and other electronic security breaches. While we have taken reasonable efforts to protect ourselves, and to date, we have not experienced any material losses related to cyber-attacks, we cannot assure our shareholders that any of our security measures would be sufficient in the future. Any event that causes failures or interruption in such hardware or software systems could result in disruption of our business operations, have a negative impact on our operating results, and damage our reputation, which could negatively affect our financial condition, results of operation, cash flows.

We may not be able to hire and retain qualified personnel to operate our facilities.

Our success depends, in part, on our ability to attract and retain competent employees. Qualified employees, including but not limited to finance and accounting, managers, engineers, merchandisers, and other personnel must be hired for each of our locations and our corporate office. If we are unable to hire and retain productive, skilled personnel, we may not be able to maximize production, optimize plant operations or execute our business strategy.

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

The company recognizes these investments within other assets on the consolidated balance sheets and its proportionate share of earnings on a separate line item in the consolidated statements of operations. As a result, the amount of net investment income recognized from these investments can vary substantially from period to period. Any losses experienced by these entities could adversely impact our results of operations and the value of our investment.

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

The interest rates under our credit facilities may be impacted by the phase-out of LIBOR.

LIBOR is the basic rate of interest widely used as a reference for setting the interest rates on loans globally. We use LIBOR as a reference rate for some of our credit facilities. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, ceased the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and will cease the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new reference rate, the SOFR, calculated using short-term repurchase agreements backed by Treasury securities. The potential effect of any such event on interest expense cannot yet be determined.

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

The ability of suppliers to deliver inputs, parts, components and equipment to our facilities, and our ability to construct our facilities without disruption, could affect our business performance.

We use a wide range of materials and components in the production of our products and our transformation construction, which come from numerous suppliers. Also, key parts may be available only from a single or a limited group of suppliers, and we are subject to supply and pricing risk. Our operations and those of our suppliers are subject to disruption for a variety of reasons, including COVID-19-related supplier plant shutdowns or slowdowns, transportation delays, work stoppages, labor relations, governmental regulatory and enforcement actions, disputes with suppliers, distributors or transportation providers, information technology failures, and natural hazards, including due to climate change. We may be impacted by supply chain issues, due to factors largely beyond our control, which could escalate in future quarters. Any of the foregoing factors may result in higher costs or operational disruptions, which could have an adverse impact on our business and financial statements. Such disruption has in the past and could in the future interrupt our ability to manufacture certain products. Any significant disruption could have a material adverse impact on our financial statements.

Inflation may impact the cost and/or availability of materials, inputs and labor, which could adversely affect our operating results.

We have experienced inflationary impacts on raw materials, labor costs, wages, components, equipment, other inputs and services across our business and inflation and its impact could escalate in future quarters, many of which are beyond our control. Moreover, we may not be able to pass those costs along in the products we sell. As such, inflationary pressures could have a material adverse effect on our performance and financial statements.

Environmental, social and corporate governance matters and uncertainty regarding regulation of such matters may increase our operating costs, impact our capital markets and potentially reduce the value of our products and assets.

The issue of global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity, especially the emissions of greenhouse gases such as carbon dioxide and methane. With the current administration, climate change legislation in the U.S. is likely to receive increased focus and consideration over the next several years, with numerous proposals having been made and are likely to continue to be made at the international, national, regional and state levels of government that are intended to limit emissions of greenhouse gases and capture carbon. Several states have already adopted measures requiring reduction of greenhouse gases within state boundaries. Other states have elected to participate in voluntary regional cap-and-trade programs. While we believe our products are low carbon and result in a reduction of greenhouse gas emissions compared to alternatives, any significant legislative changes at the international, national, state or local levels could significantly affect our ability to produce and sell our products, could increase the cost of the production and sale of our products and could materially reduce the value of our products.

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

The partnership’s credit facility includes restrictions that may limit its ability to finance future operations, meet its capital needs or expand its business. If the partnership fails to comply with covenants in its credit facility, the partnership may be required to repay its indebtedness thereunder, which may have an adverse effect on the partnership’s liquidity and its ability to operate and provide services to us.

The partnership is dependent upon the earnings and cash flow generated by its operations in order to meet its debt service obligations and to allow the partnership to pay cash distributions to its unitholders. The operating and financial restrictions and covenants in the partnership’s credit facility or in any future financing agreements could restrict its ability to finance future operations or capital needs or to expand or pursue its business activities, which may, in turn, limit its ability to pay cash distributions to unitholders. For example, the partnership’s credit facility restricts its ability to, among other things: (1) make certain cash distributions; (2) incur certain indebtedness; (3) create certain liens; (4) make certain investments; (5) merge or sell certain of our assets; and (6) expand the nature of our business.

Furthermore, the partnership’s credit facility contains covenants requiring it to maintain certain financial ratios.

A failure to comply with the provisions of the partnership’s credit facility could result in an event of default that could enable the partnership’s lenders, subject to the terms and conditions of the partnership’s credit facility, to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable and/or to proceed against the collateral granted to them to secure such debt. If there is a default or event of default, the payment of the partnership’s debt is accelerated, defaults under its other debt instruments, if any, may be triggered, and its assets may be insufficient to repay such debt in full. Therefore, the holders of its units could experience a partial or total loss of their investment.

The partnership may not have sufficient available cash to pay quarterly distributions on its units.

The amount of cash the partnership can distribute depends on how much cash is generated from operations, which can fluctuate from quarter to quarter based on ethanol and other fuel volumes, handling fees, payments associated with minimum volume commitments, timely payments by subsidiaries, and other third parties, and prevailing economic conditions. The amount of cash available for distribution also depends on the partnership’s operating and general and administrative expenses, capital expenditures, acquisitions and organic growth projects, debt service requirements, working capital needs, ability to borrow funds and access capital markets, credit facility restrictions, cash reserves and other risks affecting cash levels. Increasing the partnership’s borrowings or other debt to finance certain projects could increase interest expense, which could impact the amount of cash available for distributions. There are no limitations in the partnership agreement regarding its ability to issue additional units. Should the partnership issue additional units in connection with an acquisition or expansion, the distributions on the incremental units will increase the risk that the partnership will be unable to maintain or increase distributions on a per unit basis.

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

Our restated articles of incorporation, restated bylaws and Iowa’s law contain anti-takeover provisions that could delay or prevent change in control of us or our management. These provisions discourage proxy contests, making it difficult for our shareholders to take other corporate actions without the consent of our board of directors, which include: (1) board members can only be removed for cause with an affirmative vote of no less than two-thirds of the outstanding shares; (2) shareholder action can only be taken at a special or annual meeting, not by written consent except where required by Iowa law; (3) shareholders are restricted from making proposals at shareholder meetings; and (4) the board of directors can issue authorized or unissued shares of stock. We are subject to the provisions of the Iowa Business Corporations Act, which prohibits combinations between an Iowa corporation whose stock is publicly traded or held by more than 2,000 shareholders and an interested shareholder for three years unless certain exemption requirements are met.

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

Ethanol Production Segment

We own approximately 1,611 acres of land and lease approximately 78 acres of land at and around our ethanol production facilities. As detailed in our discussion of the ethanol production segment in Item 1 – Business, our ethanol plants have the capacity to produce approximately 1.0 billion gallons of ethanol per year.

Agribusiness and Energy Services Segment

We own approximately 12 acres of land at our grain elevator. As detailed in our discussion in Item 1 – Business, our agribusiness and energy services segment facilities include grain storage capacity at our ethanol plants of approximately 25.8 million bushels, and one grain elevator with grain storage capacity of approximately 1.2 million bushels.

We lease approximately 50,500 square feet of manufacturing space at 4500 S. 76th Circle in Omaha, Nebraska for our Optimal Aquafeed LLC operations which manufactures and stores fish food, feed ingredients and other related products.

Our marketing operations are conducted primarily at our corporate office, in Omaha, Nebraska.

Partnership Segment

Our partnership owns approximately five acres of land and leases approximately 16 acres of land at four locations in four states, as disclosed in Item 1 – Business, where its fuel terminals are located and owns approximately 41 acres of land and leases approximately two acres of land where its storage facilities are located at our ethanol production facilities.

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

Holders of Record

We had 1,917 holders of record of our common stock, not including beneficial holders whose shares are held in names other than their own, on February 14, 2022. This figure does not include approximately 51.0 million shares held in depository trusts.

Dividend Policy

On June 18, 2019, the company announced that its board of directors decided to suspend its future quarterly cash dividend following the June 14, 2019 dividend payment, in order to retain and redirect cash flow to the company’s Project 24 operating expense equalization plan, the deployment of high-protein technology and its stock repurchase program.

Issuer Purchases of Equity Securities

Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations. No restricted stock vested during the fourth quarter of 2021 and therefore no shares were surrendered.

Our board of directors authorized a share repurchase program of up to $200.0 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. We did not repurchase any shares during the fourth quarter of 2021. Since inception, the company has repurchased 7,396,936 shares of common stock for approximately $92.8 million under the program.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph

The following graph compares our cumulative total return with the S&P SmallCap 600 Index and the Nasdaq Clean Edge Green Energy Index (CELS) for each of the five years ended December 31, 2021. The graph assumes a $100 investment in our common stock and each index at December 31, 2016, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$600
$500
$400
$300
$200
$100
$0
12/16
12/17
12/18
12/19
12/20
12/21
Green Plains, Inc.
S&P Smallcap 600
NASDAQ Clean Edge Green Energy

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/16	12/17	12/18	12/19	12/20	12/21
Green Plains Inc.	$100.00	$62.03	$49.55	$59.26	$50.58	$133.50
S&P SmallCap 600	100.00	113.23	103.63	127.24	141.60	179.58
Nasdaq Clean Edge Green Energy	100.00	132.05	116.05	165.57	471.59	459.13

The information in the graph will not be considered solicitation material, nor will it be filed with the SEC or incorporated by reference into any future filing under the Securities Act or the Exchange Act, unless we specifically incorporate it by reference into our filing.

Item 6. Reserved.

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

Overview

Green Plains is an Iowa corporation, founded in June 2004 as a producer of low carbon fuels and has grown to be one of the leading corn processors in the world. We continue the transition from a commodity-processing business to a value-add agricultural technology company focusing on creating diverse, non-cyclical, higher margin products. In addition, we are currently undergoing a number of project initiatives to improve margins. Through our Total Transformation Plan to a value-add agricultural technology company, we believe we can further increase margin per gallon by producing additional value-added ingredients such as Ultra-High Protein while expanding corn oil yields.

Our first FQT MSC™ Ultra-High Protein installation was completed at our Shenandoah plant during the first quarter of 2020. Our Wood River plant began operations in October 2021. Three additional locations are under construction and expect to be operational by the middle to last half of 2022. We anticipate that additional locations will be completed over the course of the next several years.

We have also upgraded our York facility to include USP grade alcohol capabilities. We began pilot scale batch operations at the CST production facility at our York Innovation Center in the second quarter of 2021, which may allow for the production of both food and industrial grade dextrose to target applications in food production, renewable chemicals and synthetic biology. We anticipate modifying one or more biorefineries to include CST production capabilities to meet anticipated future customer demands.

In December 2020, we completed the purchase of a majority interest in FQT. The acquisition capitalizes on the core strengths of each company to develop and implement proven, value-added agriculture, food and industrial biotechnology systems and rapidly expand installation and production of Ultra-High Protein across Green Plains facilities, as well as offer these technologies to partnering biofuel facilities.

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

Our profitability is highly dependent on commodity prices, particularly for ethanol, distillers grains, Ultra-High Protein, corn oil, corn, and natural gas. Since market price fluctuations of these commodities are not always correlated, our operations may be unprofitable at times. We use a variety of risk management tools and hedging strategies to monitor price risk exposure at our ethanol plants and lock in favorable margins or reduce production when margins are compressed.

More information about our business, properties and strategy can be found under Item 1 – Business and a description of our risk factors can be found under Item 1A – Risk Factors.

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 0.99 million barrels per day in 2021, which was 9% higher than the 0.91 million barrels per day in 2020. Refiner and blender input volume increased 10% to 875 thousand barrels per day for 2021, compared with 798 thousand barrels per day in 2020. Gasoline demand increased 0.8 million barrels per day, or 10%, in 2021 compared to the prior year. U.S. domestic ethanol ending stocks decreased by approximately 2.1 million barrels compared to the prior year, or 9%, to 21.4 million barrels as of December 31, 2021. As of December 31, 2021, according to Prime the Pump, there were approximately 2,555 retail stations selling E15 in 30 states, up from 2,300 at the beginning of the year, and approximately 267 pipeline terminal locations now offering E15 to wholesale customers.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports through November 30, 2021, were approximately 1,126 mmg, down 6% from 1,199 mmg for the same period of 2020. Canada was the largest export destination for U.S. ethanol accounting for 30% of domestic ethanol export volume. India, South Korea, China, and Brazil accounted for 12%, 12%, 9% and 6%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.2 to 1.4 billion gallons in 2022, based on historical demand from a variety of countries and certain countries that seek to improve their air quality and eliminate MTBE from their own fuel supplies.

In January 2020, China and the United States struck a “Phase I” trade agreement, which included commitments on agricultural commodity purchases. Ethanol, corn and distillers grains were included as potential purchases in the agreement. China has been purchasing large quantities of corn, which has raised domestic prices of this feedstock for our ethanol production process. In addition, in October 2020, it was announced that China had purchased a shipment of U.S. ethanol for the first time since March 2018. Total ethanol exports to China in 2020 were 32 million gallons, and through November 2021 were 100 million gallons, according to the USDA Foreign Agriculture Service.

Year-to-date U.S. distillers grains exports through November 30, 2021, were 10.7 million metric tons, or 5% higher than the same period last year, according to the USDA Foreign Agriculture Service. Mexico, Vietnam, South Korea, Indonesia and Turkey accounted for approximately 58% of total U.S. distillers grains export volumes.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Over the years, various bills and amendments have been proposed in the House and Senate, which would eliminate the RFS entirely, eliminate the corn based ethanol portion of the mandate, and make it more difficult to sell fuel blends with higher levels of ethanol. We believe it is unlikely that any of these bills will become law in the current Congress. In addition, the manner in which the EPA administers the RFS and related regulations can have a significant impact on the actual amount of ethanol blended into the domestic fuel supply.

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

The RFS sets a floor for biofuels use in the United States. When the RFS was established in 2010, the required volume of “conventional”, or corn-based, ethanol to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply and demand. As of this filing, the EPA proposed reducing the conventional ethanol RVOs for 2020 and 2021 to reflect lower fuel demand during the pandemic, and proposed the statutory 15 billion gallons for 2022.

According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022 – the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total RVO was more than 20% below the statutory volumes levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post 2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. However, in late 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020. It is unclear when or if the current EPA will propose a reset rulemaking, though they have stated an intention to propose a post 2022 set rulemaking by the end of 2021.

Under the RFS, RINs and SREs are important tools impacting supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS mandated volumes. Ethanol producers assign RINs to renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs can affect the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements.

The EPA, through consultation with the DOE and the USDA, can grant them a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for 2016, 2017 and 2018 than they had in the past, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly. In the waning days of the Trump administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the Trump Administration, totaling 4.3 billion gallons of potential blending demand erased. The EPA, under the current administration, reversed the three SREs issued in the final weeks of the previous administration, and in the RVO rulemaking they proposed denying all pending SREs. There are multiple legal challenges to how the EPA has handled SREs and RFS rulemakings.

The One-Pound Waiver that was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 to non-FFVs is uncertain. The Supreme Court declined to hear a challenge to this ruling. As of this filing E15 is sold year-round in approximately 30 states.

In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment for dispensing higher blends of ethanol and biodiesel. In December 2021, the USDA announced they would administer another infrastructure grant program. Congress is considering legislation that would provide for an additional $1 billion in USDA grants for biofuel infrastructure from 2022 to 2031.

To respond to the COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the CARES Act in March 2020, which created and funded multiple programs that have impacted our industry. The USDA was given additional resources for the Commodity Credit Corporation (CCC) and they are using those funds to provide direct payments to farmers, including corn farmers from whom we purchase most of our feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price we have to pay to purchase corn. The CARES Act also allowed for certain net operating loss carrybacks, which has allowed us to receive certain tax refunds. In December 2020, Congress passed and then President Trump signed into law an annual spending package coupled with another COVID relief bill which included additional funds for the Secretary of Agriculture to distribute to those impacted by the pandemic. The language of the bill specifically includes biofuels producers as eligible for some of this aid, and in March of 2021, the USDA indicated that biofuels would be able to apply for a portion of these funds in a forthcoming rulemaking. On June 15, 2021, the USDA indicated that $700 million would be made available to biofuels producers, and in December 2021, they released details for the program, specifying that domestic biofuel producers must apply for market losses due to COVID by February 11, 2022, with payments announced by March 12, 2022. It is not possible to predict the amount we would receive, if any, from this program.

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

The current administration has indicated a desire to dramatically expand electric vehicle (EV) charging stations, and initially proposed $174 billion for EV charging infrastructure, purchase rebates, and other incentives. The recently-enacted bipartisan infrastructure package includes $15 billion for EV charging infrastructure, and $5 billion for electric busses and ferries. Additionally, Congress is considering expanded EV incentives in a budget reconciliation package, with the goal of installing 500,000 EV charging stations and providing incentives to middle and lower income Americans to purchase EVs, in addition to manufacturing incentives for car makers. The package would offer consumers tax rebates of $7,500 to $12,500 for purchasing EVs, and would invest billions in charging infrastructure. These tax incentives could reduce the overall market for liquid fuels in the surface transportation sector and with it, that of ethanol.

The budget reconciliation package currently being considered by Congress also would extend the $1.00/gallon tax credits for renewable diesel and biodiesel, which use our distillers corn oil as one of their low-carbon feedstocks. The package would also create a $1.25 - $1.75/gallon tax incentive for the production of sustainable aviation fuel, which could possibly utilize our distillers corn oil or our ethanol as a feedstock. The package would also expand tax credits for carbon capture and sequestration (CCS) and extend the time frame for projects to qualify for this credit. The fermentation process by which we produce ethanol releases a nearly pure stream of carbon dioxide which has the potential to be captured and sequestered. The package would also create a technology-neutral clean fuel production tax credit for 2027, but this would not be applicable for fuels that take advantage of the CCS tax credits. The package in its current form also expands the eligibility of Master Limited Partnership tax status to clean energy projects, including CCS and renewable fuels. There can be no assurance, however, these provisions make it into any final legislation.

Government actions abroad can significantly impact the demand for U.S. ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Agency and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during 2018 and 2019 due to a 30% tariff on U.S. ethanol, which increased to 70% in early 2018. There is no assurance that China’s joint plan to expand blending to 10% will be carried to fruition, nor that it will lead to increased imports of U.S. ethanol in the near term. Ethanol is included as an agricultural commodity under the “Phase I” agreement with China, wherein they are to purchase upwards of $40 billion in agricultural commodities from the U.S. in both 2020 and 2021. According to the USDA Foreign Agricultural Service, China purchased 32 mmg of U.S. ethanol in 2020 and through November 2021 had imported 100 mmg.

In Brazil, the Secretary of Foreign Trade had issued a tariff rate quota which expired in December of 2020. All U.S. ethanol gallons now face a 20% tariff into Brazil. Exports to Brazil were 186 mmg in 2020 and 63 mmg through November 2021. Our exports also face tariffs, rate quotas, countervailing duties, and other hurdles in the European Union, India, Peru, Colombia and elsewhere, which limits the ability to compete in some markets. We believe some countries are using the COVID-19 crisis as justification for raising duties on imports of U.S. ethanol, or blocking our imports entirely.

In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by multiple lawsuits, of which several were dismissed. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018, making it legal to blend and sell E10 by PEMEX (Petroleos Mexicanos, or Mexican Petroleum) throughout Mexico except for its three largest metropolitan areas. On January 15, 2020, the Mexican Supreme Court ruled that the expedited process for the CRE regulation was unconstitutional, and that after a 180 day period the maximum ethanol blend allowed in the country would revert to 5.8%. There was an effort to go through the full regulatory process to allow for 10% blends countrywide, including in the three major metropolitan areas. The 180 day window was extended multiple times due to COVID-19, but eventually lapsed in June 2021, decreasing the maximum ethanol blend back to 5.8%.

In January 2020, the updated North American Free Trade Agreement, known as the United States Mexico Canada Agreement or USMCA was signed. The USMCA went into effect on July 1, 2020, and maintains the duty free access of U.S. agricultural commodities, including ethanol, into Canada and Mexico. According to the USDA Foreign Agricultural Service, exports to Canada were 334 mmg and exports to Mexico were 41 mmg through November 2021.

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

The U.S. ethanol industry relies heavily on tank cars to deliver its product to market. In 2015, the DOT finalized the Enhanced Tank Car Standard and Operational Controls for High-Hazard and Flammable Trains, or DOT specification 117, which established a schedule to retrofit or replace older tank cars that carry crude oil and ethanol, braking standards intended to reduce the severity of accidents and new operational protocols. The deadline for compliance with DOT specification 117 is May 1, 2023. The rule may increase our lease costs for railcars over the long term, which will, in turn, result in an increase in fees the partnership charges for railcar capacity. Additionally, existing railcars may be out of service for a period of time while upgrades are made, tightening supply in an industry that is highly dependent on railcars to transport product. We intend to strategically manage our leased railcar fleet to comply with the new regulations and have commenced transition of our fleet to DOT 117 compliant railcars. As of December 31, 2021, approximately 55% of our railcar fleet was DOT 117 compliant. We anticipate that an additional 30% of our railcar fleet will be DOT 117 compliant by the end of 2022, and that our entire fleet will be fully compliant by 2023.

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

We maintained an average utilization rate of approximately 77% of capacity during 2021, compared with 71% of capacity, for the prior year. Our operating strategy is to reduce operating expenses, energy usage and water consumption through our Project 24 initiative while running at higher utilization rates in order to achieve improved margins. From time to time, due to economic operating conditions, we may exercise operational discretion that results in reductions in production. Additionally, we may experience lower run rates due to the construction of various projects as well as due to delays in receiving the necessary permits required to operate our facilities. It is possible that production could be below minimum volume commitments in the future, depending on various factors that drive each biorefineries variable contribution margin, including future driving and gasoline demand for the industry.

Effects of Inflation

While inflation has increased modestly relative to recent years, we do not expect it to have a material impact on our future results of operations.

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

Derivative Financial Instruments

We use various derivative financial instruments, including exchange-traded futures and exchange-traded and over-the-counter options contracts, to attempt to minimize risk and the effect of commodity price changes, including but not limited to, corn, ethanol, natural gas, soybean meal, soybean oil and crude oil. We monitor and manage this exposure as part of our overall risk management policy to reduce the adverse effect market volatility may have on our operating results. We may hedge these commodities as one way to mitigate risk; however, there may be situations when these hedging activities themselves result in losses.

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

Impairment of Goodwill

Our goodwill is related to certain acquisitions within our ethanol production and partnership segments. We review goodwill for impairment at least annually, as of October 1, or more frequently whenever events or changes in circumstances indicate that an impairment may have occurred.

Circumstances that may indicate impairment include a decline in future projected cash flows, a decision to suspend plant operations for an extended period of time, a sustained decline in our market capitalization, a sustained decline in market prices for similar assets or businesses or a significant adverse change in legal or regulatory matters, or business climate. Significant management judgment is required to determine the fair value of our goodwill and measure impairment, including projected cash flows. Fair value is determined through various valuation techniques, including discounted cash flow models utilizing assumed margins, cost of capital, inflation and other inputs, sales of comparable properties and third-party independent appraisals. Changes in estimated fair value as a result of declining ethanol margins, loss of significant customers or other factors could result in an impairment of goodwill.

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

Components of Revenues and Expenses

Revenues. For our ethanol production segment, our revenues are derived primarily from the sale of ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil. For our agribusiness and energy services segment, our primary sources of revenue include sales of ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil that we market for our ethanol plants, in which we earn a marketing fee, sales of ethanol we market for a third-party and sales of grain and other commodities purchased in the open market. For our partnership segment, our revenues consist primarily of fees for receiving, storing, transferring and transporting ethanol and other fuels. Revenues include net gains or losses from derivatives related to products sold.

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

Loss (Gain) on Sale of Assets, Net. We completed the sale of the ethanol plant located in Ord, Nebraska in March 2021 and the sale of the ethanol plant located in Hereford, Texas during the fourth quarter of 2020. The sale of Ord resulted in a pretax gain of $35.9 million recorded at the corporate level. The sale of Hereford resulted in a loss of $18.5 million recorded at the corporate level, a loss of $3.9 million recorded at the ethanol production level and the gain on the assignment of operating leases of $2.7 million recorded at the partnership level.

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

Other Income (Expense). Other income (expense) includes interest earned, interest expense and other non-operating items, as well as a gain of $4.8 million related to the sale of our 50% interest in JGP Energy Partners LLC during fiscal year 2019.

Income from Equity Method Investees, Net of Income Taxes. Income from equity method investees, net of income taxes, represents our proportional share of earnings from our equity method investees. Refer to Note 20 – Equity Method Investments to the consolidated financial statements for further details.

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

• October 2020	Our remaining 50% membership interest in GPCC was sold.
• December 2020	Hereford, Texas ethanol plant was sold and certain storage assets of this plant were acquired from the partnership prior to being sold.
• December 2020 • March 2021	Acquired a majority interest in FQT. Ord, Nebraska ethanol plant was sold and certain storage assets of this plant were acquired from the partnership prior to being sold.

The year ended December 31, 2019, includes eight months of operations of GPCC, which are included in discontinued operations with the remaining four months of the GPCC joint venture being accounted for using the equity method of accounting. Additionally, operations of GPCC have been reclassified as discontinued operations and assets and liabilities of GPCC have been reclassified as assets and liabilities of discontinued operations. The year ended December 31, 2020, includes approximately nine months of operations of the GPCC joint venture being accounted for using the equity method of accounting.

A discussion regarding our financial condition and results of operations for the year ended December 31, 2020, compared to the year ended December 31, 2019, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 16, 2021.

Segment Results

We report the financial and operating performance for the following three operating segments: (1) ethanol production, which includes the production of ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, and (3) partnership, which includes fuel storage and transportation services. Results for our previously reported food and ingredients segment are now included in the agribusiness and energy services segment. The food and ingredients segment had no activity in either 2021 or 2020 and minimal activity in 2019.

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

Corporate activities include selling, general and administrative expenses, consisting primarily of compensation, professional fees and overhead costs not directly related to a specific operating segment and the loss (gain) on sale of assets. When we evaluate segment performance, we review the following segment information as well as earnings before interest, income taxes, depreciation and amortization, or EBITDA, and adjusted EBITDA.

The selected operating segment financial information are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues:
Ethanol production:
Revenues from external customers	$2,153,368	$1,502,481	$1,700,615
Intersegment revenues	-	100	100
Total segment revenues	2,153,368	1,502,581	1,700,715
Agribusiness and energy services:
Revenues from external customers	669,526	416,403	709,767
Intersegment revenues	21,958	27,468	27,184
Total segment revenues	691,484	443,871	736,951
Partnership:
Revenues from external customers	4,274	4,835	6,856
Intersegment revenues	74,178	78,510	75,531
Total segment revenues	78,452	83,345	82,387
Revenues including intersegment activity	2,923,304	2,029,797	2,520,053
Intersegment eliminations	(96,136)	(106,078)	(102,815)
Total Revenues	$2,827,168	$1,923,719	$2,417,238

	Year Ended December 31,
	2021	2020	2019
Cost of goods sold:
Ethanol production	$2,063,283	$1,507,335	$1,791,099
Agribusiness and energy services	657,375	409,407	697,752
Partnership	-	-	-
Intersegment eliminations	(95,549)	(104,579)	(103,904)
	$2,625,109	$1,812,163	$2,384,947

	Year Ended December 31,
	2021	2020	2019
Operating income (loss):
Ethanol production (1)	$(27,996)	$(129,618)	$(178,575)
Agribusiness and energy services	17,458	15,773	22,701
Partnership	48,672	50,437	50,635
Intersegment eliminations	(587)	(1,400)	1,188
Corporate activities (2)	(12,039)	(57,888)	(38,519)
	$25,508	$(122,696)	$(142,570)

(1)Operating loss for the ethanol production segment for fiscal year 2020 includes a goodwill impairment charge of $24.1 million and $3.9 million loss on sale of assets from the sale of the Hereford, Texas ethanol plant.

(2)Corporate activities for fiscal year 2021 include a $29.6 million net gain on sale of assets primarily from the sale of the Ord, Nebraska ethanol plant. Corporate activities for fiscal year 2020 include an $18.5 million loss on sale of assets from the sale of the Hereford, Texas ethanol plant and a $1.5 million net gain from the sale of GPCC.

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

The following table reconciles net loss from continuing operations including noncontrolling interest to adjusted EBITDA (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net loss from continuing operations including noncontrolling interest	$(44,146)	$(89,654)	$(148,829)
Interest expense (1)	67,144	39,993	40,200
Income tax expense (benefit), net of equity method income taxes	1,845	(43,879)	(21,316)
Depreciation and amortization (2)	91,952	78,244	72,127
EBITDA	116,795	(15,296)	(57,818)
EBITDA adjustments related to discontinued operations	-	-	17,703
Proportional share of EBITDA adjustments to equity method investees	184	7,093	4,974
Loss (gain) on sale of assets, net (3)	(29,601)	20,860	(4,799)
Noncash goodwill impairment	-	24,091	-
Adjusted EBITDA	$87,378	$36,748	$(39,940)

(1)Interest expense for the year ended December 31, 2021, includes a loss on extinguishment of convertible notes of $22.1 million and a loss on settlement of convertible notes of $9.5 million.

(2)Excludes the amortization of operating lease right-of-use assets and amortization of debt issuance costs.

(3)Fiscal year 2019 includes gain reported in other income (expense).

The following table reconciles EBITDA by segment to adjusted EBITDA (in thousands):

	Year Ended December 31,
	2021	2020	2019
Adjusted EBITDA:
Ethanol production (1)	$55,056	$(60,868)	$(114,494)
Agribusiness and energy services	19,716	18,430	24,974
Partnership	53,109	54,907	54,853
Intersegment eliminations	(587)	(1,400)	1,188
Corporate activities (2)	(10,499)	(26,365)	(24,339)
EBITDA	116,795	(15,296)	(57,818)
EBITDA adjustments related to discontinued operations	-	-	17,703
Proportional share of EBITDA adjustments to equity method investees	184	7,093	4,974
Loss (gain) on sale of assets, net	(29,601)	20,860	(4,799)
Noncash goodwill impairment	-	24,091	-
Adjusted EBITDA	$87,378	$36,748	$(39,940)

(1)Fiscal year 2020 includes the goodwill impairment charge of $24.1 million and $3.9 million loss on sale of assets from the sale of the Hereford, Texas ethanol plant.

(2)Corporate activities for fiscal year 2021 include a $29.6 million net gain on sale of assets primarily from the sale of the Ord, Nebraska ethanol plant. Corporate activities for fiscal year 2020 include an $18.5 million loss on sale of assets from the sale of the Hereford, Texas ethanol plant and the $1.5 million gain from sale of GPCC. Fiscal year 2019 includes a $4.8 million gain related to the sale of our 50% interest in JGP Energy Partners LLC.

Total assets by segment are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Total assets (1):
Ethanol production	$1,101,151	$900,963
Agribusiness and energy services	487,164	378,720
Partnership	100,349	91,205
Corporate assets	524,206	228,074
Intersegment eliminations	(53,115)	(20,045)
	$2,159,755	$1,578,917

(1)Asset balances by segment exclude intercompany balances.

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Consolidated Results

Consolidated revenues increased $903.4 million in 2021, compared with 2020 primarily due to higher prices on ethanol, distillers grains and corn oil, as well as increased trading revenues within our agribusiness and energy services segment, slightly offset by lower volumes sold in our ethanol production segment.

Operating income increased $148.2 million and adjusted EBITDA increased $50.6 million in 2021, compared with 2020 primarily due to increased margins on ethanol production and the gain on sale of assets in 2021, offset by the write-off of the goodwill in the ethanol production segment and loss on sale of assets, net during fiscal year 2020. Interest expense increased $27.2 million in 2021, compared with 2020 primarily due to the loss upon settlement of convertible notes of $22.1 million recorded in the first quarter of 2021 and the $9.5 million loss upon settlement of convertible notes recorded in the second quarter of 2021. Income tax expense was $1.8 million in 2021, compared to an income tax benefit of $50.4 million in 2020. The income tax benefit in 2020 was primarily due to benefits recorded related to the CARES Act.

The following discussion provides greater detail about our segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Year Ended December 31,
	2021	2020
Ethanol sold
(thousands of gallons)	750,648	793,743
Distillers grains sold
(thousands of equivalent dried tons)	1,977	2,054
Corn oil sold
(thousands of pounds)	219,807	213,818
Corn consumed
(thousands of bushels)	259,786	275,351

Revenues in the ethanol production segment increased $650.8 million in 2021 compared with 2020 primarily due to higher prices on ethanol, distillers grains and corn oil, offset by lower ethanol volumes sold.

Cost of goods sold in the ethanol production segment increased $555.9 million for 2021 compared with 2020 due to higher corn and chemical costs. Operating income increased $101.6 million and EBITDA increased $115.9 million in 2021 compared with 2020 primarily due to improved margins offset by the write-off of the goodwill during fiscal year 2020. Depreciation and amortization expense for the ethanol production segment was $83.0 million for 2021, compared with $68.0 million during 2020.

Agribusiness and Energy Services Segment

Revenues in the agribusiness and energy services segment increased $247.6 million, operating income increased $1.7 million and EBITDA increased $1.3 million in 2021 compared with 2020. The increase in revenues was primarily due to an increase in ethanol, distillers grain and corn oil trading activity, as well as higher average realized prices for ethanol. Operating income and EBITDA increased primarily as a result of increased trading margins.

Partnership Segment

Revenues generated from the partnership segment decreased $4.9 million in 2021 compared with 2020. Railcar transportation services revenue decreased $2.3 million primarily due to a decrease in average volumetric capacity available for use associated with the sale of the Ord assets. Storage and throughput services revenue decreased $1.7 million primarily due to a decrease in throughput associated with the sale of the Ord assets. Trucking and other revenue decreased $0.6 million primarily due to a decrease in volumes transported for Green Plains Trade. Terminal services revenue decreased $0.3 million primarily as a result of a reduced throughput by Green Plains Trade.

Operating income for the partnership segment decreased $1.8 million and EBITDA decreased $1.8 million in 2021 compared to 2020 due to the changes in revenues discussed above, partially offset by a decrease in operations and maintenance expenses of $3.1 million.

Intersegment Eliminations

Intersegment eliminations of revenues decreased by $9.9 million for 2021 compared with 2020 due to decreased storage and throughput fees paid to the partnership segment as well as decreased intersegment marketing fees within the agribusiness and energy services segment as a result of lower production volumes.

Corporate Activities

Operating loss decreased by $45.8 million for 2021 compared with 2020, primarily due to the net gain on sale of assets recorded during 2021 of $29.6 million and the net loss on sale of assets recorded during 2020 of $17.0 million.

Income Taxes

We recorded income tax expense of $1.8 million for 2021 compared to an income tax benefit of $50.4 million in 2020. The decrease in the amount of tax benefit was primarily due to an increase in the valuation allowance against increases in certain deferred tax assets compared to the tax benefit recorded for the same period in 2020 associated with the carry back of the 2019 tax NOLs to the 2014 tax year under the CARES Act of 2020, as well as the release of a previously recorded valuation allowance against the 2019 NOL and other deferred tax assets.

Liquidity and Capital Resources

Our principal sources of liquidity include cash generated from operating activities and bank credit facilities. We fund our operating expenses and service debt primarily with operating cash flows. Capital resources for maintenance and growth expenditures are funded by a variety of sources, including cash generated from operating activities, borrowings under bank credit facilities, or issuance of senior notes or equity. Our ability to access capital markets for debt under reasonable terms depends on our financial condition, credit ratings and market conditions. We believe that our ability to obtain financing at reasonable rates and our history of positive cash flow from operating activities, which have been positive for seven of the previous ten years, provide a solid foundation to meet our future liquidity and capital resource requirements.

On December 31, 2021, we had $426.2 million in cash and equivalents, excluding restricted cash, consisting of $339.5 million available to our parent company and the remainder at our subsidiaries. Additionally, we had $134.7 million in restricted cash and $124.9 million in marketable securities at December 31, 2021. Our marketable securities include highly liquid, fixed maturity investments with original maturities ranging from three to twelve months. We also had $287.8 million available under our committed revolving credit agreements and delayed draw term loan, some of which were subject to restrictions or other lending conditions. Funds held by our subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At December 31, 2021, our subsidiaries had approximately $109.2 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities.

Net cash provided by operating activities was $4.2 million in 2021 compared to $98.9 million in 2020. Operating activities compared to the prior year were primarily affected by changes in working capital when compared to the same period of the prior year. Net cash used in investing activities was $236.3 million in 2021, compared to $11.5 million in 2020 due primarily to the purchase of marketable securities along with an increase in capital expenditures during fiscal year 2021. In 2021, we have invested in marketable securities that include highly liquid, fixed maturity investments with original maturities ranging from three to twelve months. Net cash provided by financing activities was $518.2 million in 2021, compared to net cash used in financing activities of $82.5 million in 2020 primarily due to proceeds from the issuance of common stock and debt offerings during 2021.

Additionally, Green Plains Trade, Green Plains Grain and Green Plains Commodity Management use revolving credit facilities to finance working capital requirements. We frequently draw from and repay these facilities which results in significant cash movements reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

We incurred capital expenditures of $187.3 million in 2021 primarily for high-protein expansion projects at our biorefineries, Project 24 upgrades and for various maintenance projects. The current projected estimate for capital spending for 2022 is approximately $250 million to $300 million, which is subject to review prior to the initiation of any project. The estimate includes additional expenditures to deploy the FQT MSC™ Ultra-High Protein process technology, as well as expenditures for various other maintenance projects, and is expected to be financed with cash on hand, borrowings under our credit facilities and notes and cash provided by operating activities.

Our business is highly sensitive to the price of commodities, particularly for corn, ethanol, distillers grains, Ultra-High Protein, corn oil and natural gas. We use derivative financial instruments to reduce the market risk associated with fluctuations in commodity prices. Sudden changes in commodity prices may require cash deposits with brokers for margin calls or significant liquidity with little advanced notice to meet margin calls, depending on our open derivative positions. On December 31, 2021, we had $51.9 million in margin deposits for broker margin requirements included in the balance of restricted cash. We continuously monitor our exposure to margin calls and believe we will continue to maintain adequate liquidity to cover margin calls from our operating results and borrowings.

On June 18, 2019, we announced that our board of directors decided to suspend future quarterly cash dividends following the June 14, 2019 dividend payment, in order to retain and redirect cash flow to our Project 24 operating expense equalization plan, the deployment of high-protein technology and our stock repurchase program.

Our board of directors authorized a share repurchase program of up to $200.0 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. During 2020, we purchased a total of 880,979 shares of common stock for approximately $11.5 million. We did not repurchase any common stock in 2021. Since inception, we have repurchased 7,396,936 of common stock for approximately $92.8 million under the program.

On February 26, 2021, we filed an automatically effective shelf registration statement on Form S-3 with the SEC, registering an indeterminate number and amount of shares of common stock, warrants and debt securities.

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

Debt

We were in compliance with our debt covenants at December 31, 2021. Based on our forecasts, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.

As outlined in Note 12 - Debt, we use LIBOR as a reference rate for certain credit facilities. The administrator of LIBOR ceased the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and will cease the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new reference rate, the SOFR, calculated using short-term repurchase agreements backed by Treasury securities. The potential effect of any such event on interest expense cannot yet be determined.

Corporate Activities

In March 2021, we issued $230.0 million of 2.25% convertible senior notes due in 2027, or the 2.25% notes. The 2.25% notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year, beginning September 15, 2021. The initial conversion rate is 31.6206 shares of the company’s common stock per $1,000 principal amount of 2.25% notes (equivalent to an initial conversion price of approximately $31.62 per share of the company’s common stock), representing an approximately 37.5% premium over the offering price of the company’s common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; the event of a cash dividend or distribution; or a tender or exchange offering. In addition, the company may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the company’s calling the 2.25% notes for redemption. We may settle the 2.25% notes in cash, common stock or a combination of cash and common stock. At December 31, 2021, the outstanding principal balance on the 2.25% notes was $230.0 million.

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

In May 2021, we entered into a privately negotiated agreement with certain noteholders of the company’s 4.00% notes. Under this agreement, 3,568,705 shares of our common stock were exchanged for $51.0 million in aggregate principal amount of the 4.00% notes. Common stock held as treasury shares were exchanged for the 4.00% notes. At December 31, 2021, the outstanding principal balance on the 4.00% notes was $64.0 million.

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

In March 2021, concurrent with the issuance of the 2.25% notes, we used approximately $156.5 million of the net proceeds of the 2.25% notes to repurchase approximately $135.7 million aggregate principal amount of its 4.125% notes due 2022, in privately negotiated transactions. At December 31, 2021, the outstanding principal balance on the 4.125% notes was $34.3 million.

Ethanol Production Segment

On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon issued $125.0 million of junior secured mezzanine notes due 2026 with BlackRock for the purchase of all notes issued. At December 31, 2021, the outstanding principal balance was $125.0 million on the loan and the interest rate was 11.75%.

Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of the company, have a $75.0 million delayed draw loan agreement, which matures on September 1, 2035. At December 31, 2021, the outstanding principal balance was $30.0 million on the loan and the interest rate was 6.52%.

We also have small equipment financing loans, capital leases on equipment or facilities, and other forms of debt financing.

Agribusiness and Energy Services Segment

Green Plains Trade has a $300.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in July of 2022. This facility can be increased by up to $70.0 million with agent approval. Advances are subject to variable interest rates equal to a daily LIBOR rate plus 2.25% or the base rate plus 1.25%. The unused portion of the credit facility is also subject to a commitment fee of 0.375% per annum. At December 31, 2021, the outstanding principal balance was $137.2 million on the facility and the interest rate was 2.41%.

Green Plains Grain has a $100.0 million senior secured asset-based revolving credit facility to finance working capital up to the maximum commitment based on eligible collateral, which matures in June of 2022. This facility can be increased by up to $75.0 million with agent approval and up to $50.0 million for seasonal borrowings. Total commitments outstanding under the facility cannot exceed $225.0 million. At December 31, 2021, the outstanding principal balance was $20.0 million on the facility and the interest rate was 5.25%.

Green Plains Grain has short-term inventory financing agreements with a financial institution with a maximum commitment of up to $50.0 million, which matures June 2022. Green Plains Grain has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. Green Plains Grain had no short-term notes payable related to these inventory financing agreements as of December 31, 2021.

The Green Plains Grain and Green Plains Trade credit facilities will mature in June and July, 2022 respectively, unless extended by agreement of the lenders or replaced by another funding source. While we have not yet finalized negotiations to replace these credit facilities, we believe it is probable that we will source appropriate funding prior to maturity given our history of obtaining working capital financing on reasonable commercial terms. In the unlikely scenario that we are unable to refinance the facilities with the lenders prior to its maturity, we will consider other financing sources.

Green Plains Commodity Management has an uncommitted $40.0 million revolving credit facility which matures April 2023, to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At December 31, 2021, the outstanding principal balance was $16.2 million on the facility and the interest rate was 1.83%.

Partnership Segment

Green Plains Partners, through a wholly owned subsidiary, has a term loan to fund working capital, capital expenditures and other general partnership purposes. On July 20, 2021, the partnership’s prior credit facility was amended in the Amended and Restated Credit Agreement (“Amended Credit Facility”) with BlackRock and TMI Trust Company as administrative agent. The Amended Credit Facility decreased the total amount available to $60.0 million, extended the maturity from December 31, 2021 to July 20, 2026, and converted the balance to a term loan. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter beginning twelve months after the closing date. As of December 31, 2021, the term loan had a balance of $60.0 million and an interest rate of 8.22%.

Under the terms of the Amended Credit Facility, BlackRock purchased the outstanding balance of the existing notes from the previous lenders. Interest on the term loan is based on 3-month LIBOR plus 8.00%, with a 0% LIBOR floor and is payable on the 15th day of each March, June, September and December, during the term, with the first interest payment being September 15, 2021. The Amended Credit Facility continues to be secured by substantially all of the assets of the partnership.

During the year ended December 31, 2021, prior to the amendment, principal payments of $50.0 million were made on the previous credit facility, including $19.5 million of scheduled repayments, $27.5 million related to the sale of the storage assets located adjacent to the Ord, Nebraska ethanol plant and a $3.0 million prepayment made with excess cash.

On February 11, 2022, the Amended Credit Facility was modified to allow Green Plains Partners and its affiliates to repurchase outstanding notes. On the same day, the partnership purchased $1.0 million of the outstanding notes from accounts and funds managed by BlackRock and subsequently retired the notes. As of February 11, 2022, the term loan had a balance of $59.0 million.

Refer to Note 12 – Debt included as part of the notes to consolidated financial statements for more information about our debt.

Contractual Obligations and Commitments

In addition to debt, our material future obligations include certain lease agreements and contractual and purchase commitments related to commodities. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of December 31, 2021 totaled $75.8 million, with $19.0 million payable in the next twelve months. As of December 31, 2021, we had contracted future purchases of grain, natural gas, ethanol and distillers grains valued at approximately $475.9 million. Refer to Note 17 – Commitments and Contingencies included in the notes to consolidated financial statements for more information.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

We use various financial instruments to manage and reduce our exposure to various market risks, including changes in commodity prices and interest rates. We conduct the majority of our business in U.S. dollars and are not currently exposed to material foreign currency risk.

Interest Rate Risk

We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or LIBOR. A 10% increase in interest rates would affect our interest cost by approximately $1.0 million per year. At December 31, 2021, we had $722.7 million in debt, $232.9 million of which had variable interest rates.

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

To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, corn oil and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. For the year ended December 31, 2021, revenues included net losses of $254.4 million and cost of goods sold included net gains of $33.4 million associated with derivative instruments.

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

Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on December 31, 2021, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	958,000	Gallons	$152,153
Corn	330,000	Bushels	$143,404
Distillers grains	2,500	Tons (2)	$31,716
Corn Oil	290,000	Pounds	$7,601
Natural gas	27,700	MMBTU	$4,579

(1)Estimated volumes assume production at full capacity.

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

Our daily net commodity position consists of inventories related to purchase and sale contracts and exchange-traded contracts. The fair value of our position was approximately $13 thousand for grain at December 31, 2021. Our market risk at that date, based on the estimated net income effect resulting from a hypothetical 10% change in price, was approximately $1 thousand.

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

Under the supervision of and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2021, based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. We have not identified any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Green Plains Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Green Plains Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Omaha, Nebraska
February 18, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in our Proxy Statement for the 2022 Annual Meeting of Stockholders (“Proxy Statement”) under “Corporate Governance,” “Proposal 1 – Election of Directors,” “Our Management,” and “Delinquent Section 16(a) Reports” is incorporated by reference.

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

2.2

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

2.3

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

2.4

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

2.5(a)

Asset Purchase Agreement among Hereford Ethanol Partners, L.P. and Green Plains Hereford LLC, dated December 11, 2020. (The schedules to the Asset Purchase Agreement have been omitted. The Company will furnish such schedules to the SEC upon request.)

2.5(b)

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

2.6

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
3.1(b)

Articles of Amendment to Second Amended and Restated Articles of Incorporation of Green Plains Renewable Energy, Inc. (incorporated herein by reference to Exhibit 3.1 of the company’s Current Report on Form 8-K filed May 9, 2011)

3.1(c)

Second Articles of Amendment to Second Amended and Restated Articles of Incorporation of Green Plains Renewable Energy, Inc. (incorporated herein by reference to Exhibit 3.1 of the company’s Current Report on Form 8-K filed May 16, 2014)

3.2

Fourth Amended and Restated Bylaws of Green Plains Inc., dated September 27, 2021 (incorporated herein by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on September 28, 2021)

4.1(a)

Shareholders’ Agreement by and among Green Plains Renewable Energy, Inc., each of the investors listed on Schedule A, and each of the existing shareholders and affiliates identified on Schedule B, dated May 7, 2008 (incorporated herein by reference to Appendix F of the company’s Registration Statement on Form S-4/A filed September 4, 2008)

4.1(b)

Indenture, dated March 1, 2021, between Green Plains Inc. and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K dated March 1, 2021)

4.2(a)

Indenture relating to the 4.125% Convertible Senior Notes due 2022, dated as of August 15, 2016, between Green Plains Inc. and Wilmington Trust, National Association, including the form of Global Note attached as Exhibit A thereto (incorporated herein by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed August 15, 2016)

4.2(b)

First Supplemental Indenture relating to the 2.25% Convertible Senior Notes due 2027, dated as of March 1, 2021, between Green Plains Inc. and Wilmington Trust, National Association, including the form of Global Note attached as Exhibit A thereto (incorporated herein by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K dated March 1, 2021)

4.3(a)

Indenture relating to the 3.25% Convertible Senior Notes due 2019, dated as of August 14, 2018, between Green Plains Inc. and Wilmington Trust, National Association, as trustee (including therein Form of 3.25% Convertible Senior Notes Due 2019) (incorporated herein by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed August 14, 2018)

4.3(b)	Form of Global Note representing 2.25% Convertible Senior Notes due 2027 (included as a part of Exhibit 4.2(b)).
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

10.15(f)

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
10.16(e)

Amendment No. 3 to Rail Transportation Services Agreement, dated November 15, 2018 (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated November 15, 2018)

10.16(f)

Corrective Amendment to Rail Transportation Services Agreement, dated November 15, 2018, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.20(f) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.16(g)

Amendment No. 4 to Rail Transportation Services Agreement, dated December 28, 2020 (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated December 28, 2020)

10.16(h)

Amendment No. 5 to Rail Transportation Services Agreement, dated March 22, 2021, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC(incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed March 23, 2021)

10.17(a)

Ethanol Storage and Throughput Agreement, dated July 1, 2015, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.17(b)

Amendment No. 1 to the Ethanol Storage and Throughput Agreement, dated January 1, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.25(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.17(c)

Clarifying Amendment to Ethanol Storage and Throughput Agreement, dated January 4, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.17(d)

Amendment No. 2 to Ethanol Storage and Throughput Agreement, dated September 23, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated September 26, 2016)

10.17(e)

Amendment No. 3 to Ethanol Storage and Throughput Agreement, dated November 15, 2018, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated November 15, 2018) (The exhibits to Amendment No. 3 have been omitted. The company will furnish such schedules to the SEC upon request).

10.17(f)

Amendment No. 4 to Ethanol Storage and Throughput Agreement, dated December 28, 2020, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated December 28, 2020)

10.17(g)

Amendment No. 5 to Ethanol Storage and Throughput Agreement, dated March 22, 2021, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC. (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed March 23, 2021) (The exhibits to Amendment No. 5 have been omitted. The Company will furnish such schedules to the SEC upon request).

10.18(a)

Credit Agreement, dated July 1, 2015, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.18(b)

First Amendment to Credit Agreement, dated September 16, 2016 by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.22(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.18(c)

Incremental Joinder Agreement, dated October 27, 2017, among Green Plains Operating Company LLC and Bank of America, as Administrative (incorporated herein by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q dated November 2, 2017)

10.18(d)

Second Amendment to Credit Agreement, dated February 16, 2018 by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.22(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.18(e)

Incremental Joinder Agreement, dated February 20, 2018, among Green Plains Operating Company LLC and Bank of America, as Administrative (incorporated herein by reference to Exhibit 10.22(e) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.18(f)

Third Amendment to Credit Agreement, dated October 12, 2018 by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.22(f) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.18(g)

Consent to Credit Agreement, dated July 15, 2019, by and among Green Plains Operating Company LLC and Bank of America, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q dated August 6, 2019)

10.18(h)

Fourth Amendment to Credit Agreement, dated June 4, 2020, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A. and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on June 4, 2020)

10.18(i)

Amended and Restated Credit Agreement, dated July 20, 2021, by and among Green Plains Operating Company LLC, as the Borrower, the guarantors identified therein, TMI Trust Company, as Administrative Agent and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on July 26, 2021)

10.19

Second Amendment to Term Loan Agreement, dated July 13, 2018, among Green Plains Inc. and BNP Paribas, as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q dated August 2, 2018)

10.20

Partial Release of Security Interest, dated as of April 30, 2018, by and among Green Plains Inc., its subsidiaries and BNP Paribas, as collateral agent (incorporated herein by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q dated May 7, 2018)

10.21(a)

Revolving Credit Facility, dated as of April 30, 2018, by and among Green Plains Commodity Management LLC and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q dated May 7, 2018)

10.21(b)

Amendment to Revolving Credit Facility, dated as of June 18, 2019, by and among Green Plains Commodity Management LLC and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.24(b) of the company’s Annual Report on Form 10-K filed February 20, 2020)

10.22

Promissory Note between Green Plains Inc. and StepStone Atlantic Fund, L.P., dated September 6, 2019 (incorporated herein by reference to Exhibit 10.2 of the company’s Current Report on Form 8-K filed September 9, 2019)

10.23(a)

Loan Agreement dated September 3, 2020 by and among Green Plains Wood River LLC and Green Plains Shenandoah LLC, as the Borrowers, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.23(b)

Delayed Draw Term Promissory Note dated September 3, 2020 by and among Green Plains Wood River LLC and Green Plains Shenandoah LLC, as the Borrowers, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.23(c)

Loan Guaranty Agreement dated September 3, 2020 by and among Green Plains Inc, as the Guarantor, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.23(d)

Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated September 3, 2020 by and among Green Plains Wood River LLC, as the Trustor, and MetLife Real Estate Lending LLC, as the Beneficiary (incorporated herein by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.23(e)

Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated September 3, 2020 by and among Green Plains Shenandoah LLC, as the Borrower, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.24(a)

Note Purchase Agreement dated February 9, 2021 by and among Green Plains SPE LLC, as the Issuer, Green Plains Inc., as Guarantor, and Purchasers signatory thereto. (The schedules to the Note Purchase Agreement have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.24(b)

Pledge and Security Agreement dated February 9, 2021 by and among Green Plains SPE LLC, as the Pledgor, in favor of Wilmington Trust, National Association, as Trustee. (The schedules to the Pledge and Security Agreement have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.24(c)

Indenture dated February 9, 2021 by Green Plains SPE LLC, as Issuer, Green Plains Inc., as Guarantor and Wilmington Trust, National Association, as Trustee. (The schedules to the Indenture have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.24(d)

First Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from Green Plains Mount Vernon LLC, as Mortgagor and Wilmington Trust, National Association, as Mortgagee. (incorporated herein by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.24(e)

First Priority Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement from Green Plains Obion LLC, as Mortgagor and Wilmington Trust, National Association, as Mortgagee. (incorporated herein by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed on February 12, 2021)

*10.25	Employment Agreement with Leslie van der Meulen
10.26

Amendment No. 1 to Amended and Restated Credit Agreement, dated February 11, 2022, by and among Green Plains LLC, as the Borrower, the guarantors identified therein, TMI Trust Company, as Administrative Agent and the other lenders party thereto

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
101

The following information from Green Plains Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements and Financial Statement Schedule.

104	The cover page from Green Plains Inc. Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL _______________________________________________________

* Represents management compensatory contracts

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

c

Date: February 18, 2022	GREEN PLAINS INC (Registrant) By: /s/ Todd A. Becker Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer	February 18, 2022
Todd A. Becker	(Principal Executive Officer) and Director

/s/ G. Patrich Simpkins Jr.	Chief Financial Officer (Principal Financial	February 18, 2022
G. Patrich Simpkins Jr.	Officer and Principal Accounting Officer)

/s/ Wayne B. Hoovestol	Chairman of the Board	February 18, 2022
Wayne B. Hoovestol

/s/ Jim Anderson	Director	February 18, 2022
Jim Anderson

/s/ Farha Aslam	Director	February 18, 2022
Farha Aslam
/s/ Ejnar A. Knudsen III	Director	February 18, 2022
Ejnar A. Knudsen III

/s/ Brian D. Peterson	Director	February 18, 2022
Brian D. Peterson
/s/ Martin Salinas Jr.	Director	February 18, 2022
Martin Salinas Jr.

/s/ Alain Treuer	Director	February 18, 2022
Alain Treuer

/s/ Kimberly Wagner	Director	February 18, 2022
Kimberly Wagner

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Green Plains Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Green Plains Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for convertible debt instruments as of January 1, 2021 due to the adoption of Accounting Standards Update (ASU) 2020-06, Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity.

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

Fair value of physical delivery contracts

As discussed in Note 2 to the consolidated financial statements, the Company records physical delivery contracts that do not meet the normal purchase or sale criteria at fair value. The Company estimates a fair value based on exchange-quoted prices, adjusted as appropriate for regional location basis values, which represent differences in local markets including transportation as well as quality or grade differences. Basis values are generally determined using inputs from broker quotations or market transactions. As of December 31, 2021, the recorded balances of the Company’s derivative assets and liabilities associated with physical delivery contracts were $26.7 million and $26.1 million, respectively, and are classified as Level 2 assets and liabilities within Note 6.

We identified the assessment of the valuation of physical delivery contracts as a critical audit matter. Specifically, evaluating the valuation of physical delivery contracts, which includes assumptions related to exchange-quoted prices, and adjustments for regional location basis values, involved complex auditor judgment due to the subjectivity involved in determining the fair value.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the valuation of physical delivery contracts. To assess the valuation of physical delivery contracts, for a sample of contracts, we tested the Company’s exchange-quoted prices by comparing the amounts used to observable market transactions and evaluated the Company’s adjustments for regional location basis values by comparing inputs used by the Company to third-party information, including broker quotations or market transactions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Omaha, Nebraska
February 18, 2022

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$426,220	$233,860
Restricted cash	134,739	40,950
Marketable securities	124,859	-
Accounts receivable, net of allowances of $682 and $143, respectively	119,961	55,568
Income taxes receivable	911	661
Inventories	267,838	269,491
Prepaid expenses and other	16,483	16,531
Derivative financial instruments	26,738	25,292
Total current assets	1,117,749	642,353
Property and equipment, net	893,517	801,690
Operating lease right-of-use assets	64,042	61,883
Other assets	84,447	72,991
Total assets	$2,159,755	$1,578,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$146,063	$140,058
Accrued and other liabilities	56,980	38,471
Derivative financial instruments	43,244	20,265
Operating lease current liabilities	16,814	14,902
Short-term notes payable and other borrowings	173,418	140,808
Current maturities of long-term debt	35,285	98,052
Total current liabilities	471,804	452,556
Long-term debt	514,006	287,299
Operating lease long-term liabilities	49,795	49,549
Other liabilities	22,131	12,849
Total liabilities	1,057,736	802,253

Commitments and contingencies (Note 17)

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 61,840,434 and 47,470,505 shares issued, and 53,595,978 and 35,657,344 shares outstanding, respectively	62	47
Additional paid-in capital	1,069,573	740,889
Retained earnings (deficit)	(15,199)	39,375
Accumulated other comprehensive loss	(12,310)	(2,172)
Treasury stock, 8,244,456 and 11,813,161 shares, respectively	(91,626)	(131,287)
Total Green Plains stockholders' equity	950,500	646,852
Noncontrolling interests	151,519	129,812
Total stockholders' equity	1,102,019	776,664
Total liabilities and stockholders' equity	$2,159,755	$1,578,917

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues
Product revenues	$2,806,629	$1,918,884	$2,410,382
Service revenues	20,539	4,835	6,856
Total revenues	2,827,168	1,923,719	2,417,238

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	2,625,109	1,812,163	2,384,947
Operations and maintenance expenses	23,061	26,125	25,657
Selling, general and administrative expenses	91,139	84,932	77,077
Loss (gain) on sale of assets, net	(29,601)	20,860	-
Goodwill impairment	-	24,091	-
Depreciation and amortization expenses	91,952	78,244	72,127
Total costs and expenses	2,801,660	2,046,415	2,559,808
Operating income (loss) from continuing operations	25,508	(122,696)	(142,570)

Other income (expense)
Interest income	575	659	4,333
Interest expense	(67,144)	(39,993)	(40,200)
Other, net	(1,940)	900	5,495
Total other expense	(68,509)	(38,434)	(30,372)
Loss from continuing operations before income taxes and income from equity method investees	(43,001)	(161,130)	(172,942)
Income tax (expense) benefit	(1,845)	50,383	21,316
Income from equity method investees, net of income taxes	700	21,093	2,797
Net loss from continuing operations including noncontrolling interest	(44,146)	(89,654)	(148,829)
Net income from discontinued operations, net of income taxes	-	-	829
Net loss	(44,146)	(89,654)	(148,000)
Net income attributable to noncontrolling interests	21,846	19,121	18,860
Net loss attributable to Green Plains	$(65,992)	$(108,775)	$(166,860)

Earnings (loss) per share - basic and diluted
Net loss from continuing operations	$(1.41)	$(3.14)	$(4.40)
Net income from discontinued operations	-	-	0.02
Net loss attributable to Green Plains	$(1.41)	$(3.14)	$(4.38)

Weighted average shares outstanding:
Basic and diluted	46,652	34,631	38,111

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(44,146)	$(89,654)	$(148,000)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during the period, net of tax benefit (expense) of $7,806, $257 and ($14,431), respectively	(24,230)	(768)	55,973
Reclassification of realized losses (gains) on derivatives, net of tax expense (benefit) of ($4,540), $857 and $10,002, respectively	14,092	(2,566)	(38,795)
Other comprehensive income (loss), net of tax	(10,138)	(3,334)	17,178
Share of equity method investees other comprehensive gain (loss) arising during the period, net of tax benefit (expense) of $0, ($3,929) and $3,929, respectively	-	12,226	(12,226)
Total other comprehensive income (loss), net of tax	(10,138)	8,892	4,952
Comprehensive loss	(54,284)	(80,762)	(143,048)
Comprehensive income attributable to noncontrolling interests	21,846	19,121	18,860
Comprehensive loss attributable to Green Plains	$(76,130)	$(99,883)	$(161,908)

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

								Total
	Common		Additional	Retained	Accum. Other			Green Plains	Non-	Total
	Stock		Paid-in	Earnings	Comp. Income	Treasury Stock		Stockholders'	Control.	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Loss)	Shares	Amount	Equity	Interests	Equity
Balance, December 31, 2018	46,638	$47	$696,222	$324,728	$(16,016)	5,536	$(58,162)	$946,819	$116,170	$1,062,989
Net income (loss)	-	-	-	(166,860)	-	-	-	(166,860)	18,860	(148,000)
Cash dividends and distributions declared	-	-	-	(9,718)	-	-	-	(9,718)	(21,968)	(31,686)
Other comprehensive income before reclassification	-	-	-	-	55,973	-	-	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-	(38,795)	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-	17,178	-	-	17,178	-	17,178
Share of equity method investees other comprehensive loss arising during the period, net of tax	-	-	-	-	(12,226)	-	-	(12,226)	-	(12,226)
Proceeds from disgorgement of shareholders short-swing profits, net of tax	-	-	5,054	-	-	-	-	5,054	-	5,054
Issuance of 4.00% convertible notes due 2024, net of tax	-	-	24,928	-	-	-	-	24,928	-	24,928
Settlements of 3.25% convertible notes due 2019, net of tax	-	-	(271)	-	-	-	-	(271)	-	(271)
Repurchase of common stock	-	-	-	-	-	5,396	(61,646)	(61,646)	-	(61,646)
Stock-based compensation	207	-	7,052	-	-	-	-	7,052	319	7,371
Stock options exercised	119	-	1,595	-	-	-	-	1,595	-	1,595
Balance, December 31, 2019	46,964	47	734,580	148,150	(11,064)	10,932	(119,808)	751,905	113,381	865,286
Net income (loss)	-	-	-	(108,775)	-	-	-	(108,775)	19,121	(89,654)
Cash dividends and distributions declared	-	-	-	-	-	-	-	-	(9,675)	(9,675)
Other comprehensive loss before reclassification	-	-	-	-	(768)	-	-	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-	(2,566)	-	-	-	-	-
Other comprehensive loss, net of tax	-	-	-	-	(3,334)	-	-	(3,334)	-	(3,334)
Share of equity method investees other comprehensive loss arising during the period, net of tax	-	-	-	-	12,226	-	-	12,226	-	12,226
Acquisition of subsidiary	-	-	-	-	-	-	-	-	6,667	6,667
Repurchase of common stock	-	-	-	-	-	881	(11,479)	(11,479)	-	(11,479)
Stock-based compensation	507	-	6,309	-	-	-	-	6,309	318	6,627
Balance, December 31, 2020	47,471	47	740,889	39,375	(2,172)	11,813	(131,287)	646,852	129,812	776,664
Impact of ASC 470-20 adoption	-	-	(49,496)	11,418	-	-	-	(38,078)	-	(38,078)
Balance, January 1, 2021	47,471	47	691,393	50,793	(2,172)	11,813	(131,287)	608,774	129,812	738,586
Net income (loss)	-	-	-	(65,992)	-	-	-	(65,992)	21,846	(44,146)
Cash dividends and distributions declared	-	-	-	-	-	-	-	-	(9,251)	(9,251)
Other comprehensive loss before reclassification	-	-	-	-	(24,230)	-	-	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-	14,092	-	-	-	-	-
Other comprehensive loss, net of tax	-	-	-	-	(10,138)	-	-	(10,138)	-	(10,138)
Issuance of common stock, net of fees	14,214	15	355,963	-	-	-	-	355,978	-	355,978
Exchange of 4.00% convertible notes due 2024	-	-	17,683	-	-	(3,569)	39,661	57,344	-	57,344
Investment in subsidiaries	-	-	-	-	-	-	-	-	12,264	12,264
Issuance of warrants	-	-	3,431	-	-	-	-	3,431	(3,431)	-
Stock-based compensation	155	-	1,103	-	-	-	-	1,103	279	1,382
Balance, December 31, 2021	61,840	$62	$1,069,573	$(15,199)	$(12,310)	8,244	$(91,626)	$950,500	$151,519	$1,102,019

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss from continuing operations including noncontrolling interest	$(44,146)	$(89,654)	$(148,829)
Net income from discontinued operations, net of income taxes	-	-	829
Net loss	(44,146)	(89,654)	(148,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	91,952	78,244	72,127
Amortization of debt issuance costs and debt discount	8,402	22,500	20,364
Loss (gain) on the disposal of assets, net	(29,601)	21,464	(3,680)
Loss on extinguishment of debt	32,645	-	-
Goodwill impairment	-	24,091	-
Deferred income taxes	1,233	(13,336)	(17,252)
Stock-based compensation	6,058	7,915	9,692
Income from equity method investees, net of income taxes	(700)	(21,093)	(2,797)
Distribution from equity method investees, net of income taxes	1,500	27,910	-
Other	1,590	-	-
Changes in operating assets and liabilities before effects of business combinations and dispositions:
Accounts receivable	(64,095)	57,060	(21,762)
Inventories	(20,543)	(21,632)	50,022
Derivative financial instruments	6,808	1,274	12,420
Prepaid expenses and other assets	(578)	(2,105)	793
Accounts payable and accrued liabilities	17,189	(22,772)	(1,778)
Current income taxes	(699)	30,073	3,138
Other	(2,769)	(1,044)	(288)
Net cash provided by (used in) operating activities - continuing operations	4,246	98,895	(27,001)
Net cash provided by operating activities - discontinued operations	-	-	17,469
Net cash provided by (used in) operating activities	4,246	98,895	(9,532)

Cash flows from investing activities:
Purchases of property and equipment, net	(187,195)	(110,579)	(75,481)
Proceeds from sale of discontinued operations, net of cash divested	-	-	76,884
Purchases of marketable securities	(124,859)	-	-
Proceeds from the sale of assets, net	87,217	39,952	3,469
Disposition of equity method investee	(2,948)	80,500	29,721
Acquisition of businesses, net of cash acquired	-	(21,325)	-
Distributions from (contribution to) equity method investees	-	-	220
Other investing activities	(8,500)	-	-
Net cash provided by (used in) investing activities - continuing operations	(236,285)	(11,452)	34,813
Net cash used in investing activities - discontinued operations	-	-	(4,169)
Net cash provided by (used in) investing activities	(236,285)	(11,452)	30,644

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	367,701	33,000	157,710
Payments of principal on long-term debt	(188,700)	(12,987)	(45,702)
Proceeds from short-term borrowings	3,473,541	2,392,258	2,802,199
Payments on short-term borrowings	(3,445,634)	(2,468,485)	(2,840,505)
Payments on extinguishment of convertible debt	(20,861)	-	-
Payments for repurchase of common stock	-	(11,479)	(61,646)
Payments of cash dividends and distributions	(9,251)	(9,675)	(31,686)
Proceeds from issuance of common stock, net	355,978	-	-
Proceeds from disgorgement of shareholder short-swing profits	-	-	6,699
Payments of loan fees	(9,195)	(3,873)	(5,291)
Payments related to tax withholdings for stock-based compensation	(4,671)	(1,288)	(2,320)
Proceeds from exercises of stock options	-	-	1,595
Other financing activities	(720)	-	-
Net cash provided by (used in) financing activities - continuing operations	518,188	(82,529)	(18,947)
Net cash used in financing activities - discontinued operations	-	-	(50,464)
Net cash provided by (used in) financing activities	518,188	(82,529)	(69,411)

Net change in cash, cash equivalents and restricted cash	286,149	4,914	(48,299)
Cash, cash equivalents and restricted cash, beginning of period	274,810	269,896	283,284
Discontinued operations cash activity included above:
Add: Cash balance included in current assets of discontinued operations at beginning of period	-	-	34,911
Cash, cash equivalents and restricted cash, end of period	$560,959	$274,810	$269,896

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Continued from the previous page
	Year Ended December 31,
	2021	2020	2019
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$426,220	$233,860	$245,977
Restricted cash	134,739	40,950	23,919
Total cash, cash equivalents and restricted cash	$560,959	$274,810	$269,896

Non-cash financing activity:
Settlement of NMTC transaction	$-	$-	$8,100
Exchange of 4.00% convertible notes due 2024	$51,000	$-	$-
Exchange of common stock held in treasury stock for 4.00% convertible notes due 2024	$39,661	$-	$-

Supplemental investing and financing activities:
Assets acquired in acquisitions, net of cash	$9,000	$42,443	$-
Less: liabilities assumed	-	(14,451)	-
Less: noncontrolling interests assumed	(4,500)	(6,667)	-
Net assets acquired	$4,500	$21,325	$-

Assets disposed of in sale	$54,626	$67,711	$527,614
Less: liabilities relinquished	(3,706)	(6,234)	(373,846)
Net assets disposed	$50,920	$61,477	$153,768

Supplemental disclosures of cash flow:
Cash paid (refunded) for income taxes	$1,479	$(60,587)	$563
Cash paid for interest of continuing operations	$29,369	$23,300	$24,287
Capital expenditures in accounts payable	$11,948	$4,494	$9,889
Cash paid for interest of discontinued operations	$-	$-	$11,557
Cash premium paid for extinguishment of convertible notes	$20,861	$-	$-

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

Consolidated Financial Statements

The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis. As of December 31, 2021, the company owns a 48.9% limited partner interest and a 2.0% general partner interest in Green Plains Partners LP. Public investors own the remaining 49.1% limited partner interest in the partnership. The company determined that the limited partners in the partnership with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact partnership’s economic performance; therefore, the partnership is considered a variable interest entity. The company, through its ownership of the general partner interest in the partnership, has the power to direct the activities that most significantly affect economic performance and is obligated to absorb losses and has the right to receive benefits that could be significant to the partnership. Therefore, the company is considered the primary beneficiary and consolidates the partnership in the company’s financial statements. The assets of the partnership cannot be used by the company for general corporate purposes. The partnership’s consolidated total assets as of December 31, 2021 and 2020, excluding intercompany balances, are $100.3 million and $91.2 million, respectively, and primarily consist of property and equipment, operating lease right-of-use assets and goodwill. The partnership’s consolidated total liabilities as of December 31, 2021 and 2020, excluding intercompany balances, are $111.4 million and $151.2 million, respectively, which primarily consist of long-term debt as discussed in Note 12 – Debt and operating lease liabilities. The liabilities recognized as a result of consolidating the partnership do not represent additional claims on our general assets.

GPCC, previously a wholly owned subsidiary of Green Plains, was disposed of during the third quarter of 2019. The company concluded that the disposition of GPCC met the requirements under ASC 205-20 Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”) to be presented as discontinued operations. As such, GPCC results prior to its disposition are classified as discontinued operations in prior period consolidated financial statements. Subsequently, GPCC was no longer consolidated in the company’s consolidated financial statements and the GPCC investment was accounted for using the equity method of accounting.

Additionally, on October 1, 2020, pursuant to the Securities Purchase Agreement, the company sold its remaining 50% joint venture interest in GPCC to AGR Special Opportunities Fund I, LP (AGR), TGAM Agribusiness Fund LP and StepStone Atlantic Fund, LP (StepStone). The transaction resulted in a reduction in investment in equity method investees of $69.7 million as a result of removal of the equity method investment in GPCC, and a reduction in accumulated other comprehensive income (loss) of $10.7 million as a result of the removal of the company’s share of equity method investees accumulated other comprehensive loss. See Note 5 - Acquisitions, Dispositions and Discontinued Operations and Note 20 – Equity Method Investments for further details.

The company also owns a 90.0% interest in BioProcess Algae, a joint venture formed in 2008, as well as a majority interest in FQT with their results being consolidated in our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not affect total revenues, costs and expenses or net income. See Note 12 – Debt and Note 15 – Stockholders’ Equity for further details.

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

Description of Business

The company operates within three operating segments: (1) ethanol production, which includes the production of ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities and (3) partnership, which includes fuel storage and transportation services. Results for our previously reported food and ingredients segment are now included in the agribusiness and energy services segment. The food and ingredients segment had no activity in either 2021 or 2020 and minimal activity in 2019.

Ethanol Production Segment

Green Plains is one of the largest ethanol producers in North America. The company operates 11 ethanol plants in six states through separate wholly owned operating subsidiaries. The company’s ethanol plants use a dry mill process to produce ethanol and co-products such as wet, modified wet or dried distillers grains, Ultra-High Protein and corn oil. The corn oil systems are designed to extract non-edible corn oil from the whole stillage immediately prior to production of distillers grains. At capacity, the company expects to process approximately 330 million bushels of corn and produce approximately 1.0 billion gallons of ethanol, 2.5 million tons of distillers grains and 290 million pounds of industrial grade corn oil annually.

Agribusiness and Energy Services Segment

The company owns and operates grain handling and storage assets through its agribusiness and energy services segment, which has grain storage capacity of approximately 27.0 million bushels, with 25.8 million bushels of storage capacity at the company’s ethanol plants and 1.2 million bushels of total storage capacity at its one grain elevator. The company’s agribusiness operations provide synergies with the ethanol production segment as it supplies a portion of the feedstock needed to produce ethanol. The company has an in-house marketing business that is responsible for the sale, marketing and distribution of all ethanol, distillers grains, Ultra-High Protein and corn oil produced at its ethanol plants. The company also purchases and sells ethanol, distillers grains, corn oil, grain, natural gas and other commodities and participates in other merchant trading activities in various markets.

Partnership Segment

The company’s partnership segment provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. As of December 31, 2021, the partnership owns (i) 29 ethanol storage facilities located at or near the company’s 11 operational ethanol production plants and one non-operational ethanol production plant, which have the ability to efficiently and effectively store and load railcars and tanker trucks with all of the ethanol produced at the company’s ethanol production plants, (ii) four fuel terminal facilities, located near major rail lines, which enable the partnership to receive, store and deliver fuels from and to markets that seek access to renewable fuels, and (iii) transportation assets, including a leased railcar fleet of approximately 2,300 railcars which is utilized to transport ethanol from the company’s ethanol production plants to refineries throughout the United States and international export terminals.

2. SUMMARY OF SIGNIFICANT accounting POLICIES

Cash and Cash Equivalents

Cash and cash equivalents includes bank deposits as well as short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash

The company has restricted cash, which can only be used for funding letters of credit, for payment towards a credit agreement, or for capital expenditures as specified in certain credit facility agreements. Restricted cash also includes cash margins and securities pledged to commodity exchange clearinghouses and at times, funds in escrow related to acquisition and disposition activities. To the degree these segregated balances are cash and cash equivalents, they are considered restricted cash on the consolidated balance sheets.

Marketable Securities

Marketable securities include highly liquid, fixed maturity investments with original maturities ranging from three to twelve months and are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity.

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

Sales of ethanol, distillers grains, Ultra-High Protein, corn oil, natural gas and other commodities by the company’s marketing business are recognized when obligations under the terms of a contract with a customer are satisfied. Generally, this occurs with the transfer of control of products or services. Revenues related to marketing for third parties are presented on a gross basis as the company controls the product prior to the sale to the end customer, takes title of the product and has inventory risk. Unearned revenue is recorded for goods in transit when the company has received payment but control has not yet been transferred to the customer. Revenues for receiving, storing, transferring and transporting ethanol and other fuels are recognized when the product is delivered to the customer.

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

The company has master netting arrangements with various counterparties. On the consolidated balance sheets, the associated net amount for each counterparty is reflected as either an accounts receivable or accounts payable. If the amount for each counterparty were reflected on a gross basis, the company’s accounts receivable and accounts payable would increase by $7.8 million and $1.1 million at December 31, 2021 and 2020, respectively.

Inventories

Corn held for ethanol production, ethanol, corn oil, Ultra-High Protein and distillers grains inventories are recorded at the lower of average cost or net realizable value, except grain held for sale and fair-value hedged inventories.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated using the straight-line method over the following estimated useful life of the assets:

Years
Buildings and improvements	10-40
Plant equipment	15-40
Other machinery and equipment	5-7
Land improvements	20-30
Railroad track and equipment	20-30
Computer hardware and software	3-5
Office furniture and equipment	5-7

Property and equipment is capitalized at cost. Land improvements, interest incurred during construction and other property improvements are capitalized and depreciated. Betterment of property assets are those that extend the useful life, increase the capacity or improve the operating efficiency or improve the safety of our operations. Costs of repairs and normal maintenance are charged to expense when incurred. The company periodically evaluates whether events and circumstances have occurred that warrant a revision of the estimated useful life of its fixed assets.

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

For additional information, please refer to Note 10 – Goodwill and Intangible Assets.

Leases

The company leases certain facilities, parcels of land, and equipment. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. For leases with initial terms greater than 12 months, the company records operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The company did not incur any material short-term lease expense for the years ended December 31, 2021, 2020 or 2019.

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

Please refer to Note 17 – Commitments and Contingencies to the consolidated financial statements for further details on operating lease expense and revenue.

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

Recent Accounting Pronouncements

On January 1, 2021, the company early adopted the amended guidance in ASC 470-20, Debt - Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity - Accounting for Convertible Instruments and Contracts in an Equity’s Own Equity. The adoption of this guidance resulted in a $49.5 million decrease in additional paid-in capital, an $11.4 million increase in retained earnings and a $38.1 million increase in long-term debt, which included a $39.4 million increase in debt principal offset by a $1.3 million increase in debt issuance costs, resulting from amounts previously bifurcated to equity being reclassified to debt. See Note 12 – Debt and Note 15 – Stockholders’ Equity for further details.

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

3. GREEN PLAINS PARTNERS LP

The partnership is a fee-based master limited partnership formed by Green Plains to provide fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership’s assets currently include (i) 29 ethanol storage facilities, located at or near the company’s 11 operational ethanol production plants, which have the ability to efficiently and effectively store and load railcars and tanker trucks with all of the ethanol produced at the company’s ethanol production plants, (ii) four fuel terminal facilities, located near major rail lines, which enable the partnership to receive, store and deliver fuels from and to markets that seek access to renewable fuels, and (iii) transportation assets, including a leased railcar fleet of approximately 2,300 railcars, which are contracted to transport ethanol from the company’s ethanol production plants to refineries throughout the United States and international export terminals. The partnership is the company’s primary downstream logistics provider to support its approximately 1.0 bgy ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol the company produces.

As of December 31, 2021, the company owns a 48.9% limited partner interest, consisting of 11,586,548 common units, and a 2.0% general partner interest in the partnership. The public owns the remaining 49.1% limited partner interest in the partnership. The partnership is consolidated in the company’s financial statements.

A substantial portion of the partnership’s revenues are derived from long-term, fee-based commercial agreements with Green Plains Trade, a subsidiary of the company. The partnership’s agreements with Green Plains Trade include the following:

•Storage and throughput agreement, expiring on June 30, 2029;

•Rail transportation services agreement, expiring on June 30, 2025;

•Trucking transportation agreement, expiring on May 31, 2022;

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

Revenue by Source

The following tables disaggregate revenue by major source (in thousands):

	Twelve Months Ended December 31, 2021
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$-	$-	$-	$-	$-
Distillers grains	19,535	-	-	-	19,535
Corn oil	-	-	-	-	-
Service revenues	16,265	-	4,191	-	20,456
Other	32,096	14,090	-	-	46,186
Intersegment revenues	-	-	8,028	(8,028)	-
Total revenues from contracts with customers	67,896	14,090	12,219	(8,028)	86,177
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	1,589,649	498,367	-	-	2,088,016
Distillers grains	355,230	40,763	-	-	395,993
Corn oil	113,249	32,528	-	-	145,777
Grain	51	37,118	-	-	37,169
Other	27,293	46,660	-	-	73,953
Intersegment revenues	-	21,958	-	(21,958)	-
Total revenues from contracts accounted for as derivatives	2,085,472	677,394	-	(21,958)	2,740,908
Leasing revenues under ASC 842 (2)	-	-	66,233	(66,150)	83
Total Revenues	$2,153,368	$691,484	$78,452	$(96,136)	$2,827,168

	Twelve Months Ended December 31, 2020
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$-	$-	$-	$-	$-
Distillers grains	32,032	-	-	-	32,032
Corn oil	-	2,938	-	-	2,938
Service revenues	-	-	4,434	-	4,434
Other	4,306	6,423	-	-	10,729
Intersegment revenues	100	4,463	8,411	(12,974)	-
Total revenues from contracts with customers	36,438	13,824	12,845	(12,974)	50,133
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	1,150,018	287,261	-	-	1,437,279
Distillers grains	261,554	41,184	-	-	302,738
Corn oil	49,666	33,563	-	-	83,229
Grain	42	32,833	-	-	32,875
Other	4,863	12,201	-	-	17,064
Intersegment revenues	-	23,005	-	(23,005)	-
Total revenues from contracts accounted for as derivatives	1,466,143	430,047	-	(23,005)	1,873,185
Leasing revenues under ASC 842 (2)	-	-	70,500	(70,099)	401
Total Revenues	$1,502,581	$443,871	$83,345	$(106,078)	$1,923,719

	Twelve Months Ended December 31, 2019
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$620	$-	$-	$-	$620
Distillers grains	70,729	-	-	-	70,729
Service revenues	-	-	6,422	-	6,422
Other	2,589	3,684	-	-	6,273
Intersegment revenues	100	-	7,126	(7,226)	-
Total revenues from contracts with customers	74,038	3,684	13,548	(7,226)	84,044
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	1,338,093	522,572	-	-	1,860,665
Distillers grains	228,849	42,445	-	-	271,294
Corn oil	50,290	29,485	-	-	79,775
Grain	175	63,233	-	-	63,408
Other	9,270	48,348	-	-	57,618
Intersegment revenues	-	27,184	-	(27,184)	-
Total revenues from contracts accounted for as derivatives	1,626,677	733,267	-	(27,184)	2,332,760
Leasing revenues under ASC 842 (2)	-	-	68,839	(68,405)	434
Total Revenues	$1,700,715	$736,951	$82,387	$(102,815)	$2,417,238

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

Major Customer

There were no customers that accounted for more than 10% of total revenues for the year ended December 31, 2021. Revenues from Customer A represented 16% and 11% of total revenues for the year ended December 31, 2020 and 2019, respectively and are reported in the ethanol production segment.

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

Contract Liabilities

The company records unearned revenue when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of service and lease agreements. Unearned revenue from service agreements, which represents a contract liability, is recorded for fees that have been charged to the customer prior to the completion of performance obligations. Unearned revenue is generally recognized in the subsequent quarter and is not material to the company. The company expects to recognize all of the unearned revenue associated with service agreements as of December 31, 2021, in the subsequent quarter when the inventory is withdrawn from the partnership’s tank storage.

5. ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

ACQUISITIONS

Acquisition of a Majority Interest in FQT

On December 9, 2020, the company acquired a majority interest in FQT. During the second quarter of 2021, the company identified additional information through analysis of the final FQT acquisition agreements that resulted in a reassessment of certain contingent considerations related to potential earn-out payments which identified an understatement of other long term assets by $16.7 million, accrued liabilities of $2.4 million, long term other liabilities of $12.4 million and noncontrolling interests of $1.9 million as previously reported within ethanol production segment as of December 31, 2020.

DISPOSITIONS

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

Disposition of Equity Interest in Green Plains Cattle Company LLC

On October 1, 2020, pursuant to the Securities Purchase Agreement, the company sold its remaining 50% joint venture interest in GPCC to AGR, TGAM Agribusiness Fund LP and StepStone (the “Buyers”) for $80.5 million in cash, plus closing adjustments. The transaction resulted in a reduction in other assets of $69.7 million as a result of the removal of the equity method investment in GPCC, and a reduction in accumulated other comprehensive loss of $10.7 million as a result of the removal of the company’s share of equity method investees accumulated other comprehensive loss. Transaction fees related to the disposal were not material. The Securities Purchase Agreement contained certain earn-out provisions of up to $4.0 million to be paid to the Buyers if certain EBITDA thresholds are met. During the year ended December 31, 2021, the company recorded a loss of $2.9 million associated with the earn-out provision.

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

DISCONTINUED OPERATIONS

After closing on September 1, 2019, GPCC is no longer consolidated in the company’s consolidated financial statements and the GPCC investment was accounted for using the equity method of accounting. Additionally, the company concluded that the disposition of GPCC met the requirements under ASC 205-20. As such, GPCC results prior to its disposition are classified as discontinued operations for the year ended December 31, 2019.

Summarized Results of Discontinued Operations

The following table presents the results of our discontinued operations for the periods presented. GPCC was disposed of on September 1, 2019, and as such, operational results through August 31, 2019 are included in the fiscal year 2019 amounts presented below (in thousands).

Year Ended December 31,
2019 (1)

Product revenues	$638,122

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	614,671
Selling, general and administrative expenses	5,931
Depreciation and amortization expenses	4,198
Total costs and expenses	624,800
Operating income	13,322

Other income (expense)
Interest income	182
Interest expense	(12,417)
Total other expense	(12,235)
Income before income taxes	1,087
Income tax expense	(258)
Net income	$829

(1)Product revenues, costs of goods sold and selling, general and administrative expenses include certain revenue and expense items which were previously considered intercompany transactions prior to the disposition of GPCC and therefore eliminated upon consolidation. These revenue and costs of goods sold transactions total $14.5 million for the year ended December 31, 2019.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$426,220	$-	$426,220
Restricted cash	134,739	-	134,739
Marketable securities	-	124,859	124,859
Inventories carried at market	-	72,320	72,320
Unrealized gains on derivatives	-	26,738	26,738
Other assets	111	8	119
Total assets measured at fair value	$561,070	$223,925	$784,995

Liabilities:
Accounts payable (1)	$-	$12,617	$12,617
Accrued and other liabilities (2)	-	3,260	3,260
Unrealized losses on derivatives	-	26,117	26,117
Other liabilities (2)	-	7,788	7,788
Total liabilities measured at fair value	$-	$49,782	$49,782

	Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$233,860	$-	$233,860
Restricted cash	40,950	-	40,950
Inventories carried at market	-	77,900	77,900
Unrealized gains on derivatives	-	21,956	21,956
Other assets	112	29	141
Total assets measured at fair value	$274,922	$99,885	$374,807

Liabilities:
Accounts payable (1)	$-	$19,355	$19,355
Unrealized losses on derivatives	-	10,997	10,997
Total liabilities measured at fair value	$-	$30,352	$30,352

(1)Accounts payable is generally stated at historical amounts with the exception of $12.6 million and $19.4 million at December 31, 2021 and 2020, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

(2)As of December 31, 2021, accrued and other liabilities includes $3.3 million and other liabilities includes $7.6 million of consideration related to potential earn-out payments recorded at fair value.

The fair value of the company’s debt was approximately $891.1 million compared with a book value of $722.7 million at December 31, 2021. The fair value of the company’s debt was approximately $535.9 million compared with a book value of $526.2 million at December 31, 2020. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair values of its accounts receivable approximated book value, which was $120.0 million and $55.6 million, respectively, at December 31, 2021 and 2020.

Although the company currently does not have any recurring Level 3 financial measurements, the fair values of tangible assets and goodwill acquired represent Level 3 measurements which were derived using a combination of the income approach, market approach and cost approach for the specific assets or liabilities being valued.

7. SEGMENT INFORMATION

The company reports the financial and operating performance for the following three operating segments: (1) ethanol production, which includes the production of ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, corn oil, natural gas and other commodities, and (3) partnership, which includes fuel storage and transportation services. Results for our previously reported food and ingredients segment are now included in the agribusiness and energy services segment. The food and ingredients segment had no activity in either 2021 or 2020 and minimal activity in 2019 that is included in the agribusiness and energy services segment.

Corporate activities include selling, general and administrative expenses, consisting primarily of compensation, professional fees and overhead costs not directly related to a specific operating segment.

During the normal course of business, the operating segments conduct business with each other. For example, the agribusiness and energy services segment procures grain and natural gas and sells products, including ethanol, distillers grains, Ultra-High Protein and corn oil for the ethanol production segment. The partnership segment provides fuel storage and transportation services for the ethanol production segment. These intersegment activities are treated like third-party transactions with origination, marketing and storage fees charged at estimated market values. Consequently, these transactions affect segment performance; however, they do not impact the company’s consolidated results since the revenues and corresponding costs are eliminated.

The following tables set forth certain financial data for the company’s operating segments, excluding amounts related to discontinued operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues:
Ethanol production:
Revenues from external customers	$2,153,368	$1,502,481	$1,700,615
Intersegment revenues	-	100	100
Total segment revenues	2,153,368	1,502,581	1,700,715
Agribusiness and energy services:
Revenues from external customers	669,526	416,403	709,767
Intersegment revenues	21,958	27,468	27,184
Total segment revenues	691,484	443,871	736,951
Partnership:
Revenues from external customers	4,274	4,835	6,856
Intersegment revenues	74,178	78,510	75,531
Total segment revenues	78,452	83,345	82,387
Revenues including intersegment activity	2,923,304	2,029,797	2,520,053
Intersegment eliminations	(96,136)	(106,078)	(102,815)
Total Revenues	$2,827,168	$1,923,719	$2,417,238

Refer to Note 4 – Revenue, for further disaggregation of revenue by operating segment.

	Year Ended December 31,
	2021	2020	2019
Cost of goods sold:
Ethanol production	$2,063,283	$1,507,335	$1,791,099
Agribusiness and energy services	657,375	409,407	697,752
Partnership	-	-	-
Intersegment eliminations	(95,549)	(104,579)	(103,904)
	$2,625,109	$1,812,163	$2,384,947

	Year Ended December 31,
	2021	2020	2019
Operating income (loss):
Ethanol production (1)	$(27,996)	$(129,618)	$(178,575)
Agribusiness and energy services	17,458	15,773	22,701
Partnership	48,672	50,437	50,635
Intersegment eliminations	(587)	(1,400)	1,188
Corporate activities (2)	(12,039)	(57,888)	(38,519)
	$25,508	$(122,696)	$(142,570)

(1)Operating loss for the ethanol production segment for fiscal year 2020 includes a goodwill impairment charge of $24.1 million and $3.9 million loss on sale of assets from the sale of the Hereford, Texas ethanol plant.

(2)Corporate activities for fiscal year 2021 include a $29.6 million net gain on sale of assets primarily from the sale of the Ord, Nebraska ethanol plant. Corporate activities for fiscal year 2020 include a $18.5 million loss on sale of assets from the sale of the Hereford, Texas ethanol plant and a $1.5 million net gain from sale of GPCC.

	Year Ended December 31,
	2021	2020	2019
Depreciation and amortization:
Ethanol production	$82,969	$67,956	$63,073
Agribusiness and energy services	2,535	2,512	2,222
Partnership	3,737	3,806	3,441
Corporate activities	2,711	3,970	3,391
	$91,952	$78,244	$72,127

	Year Ended December 31,
	2021	2020	2019
Capital expenditures:
Ethanol production	$181,731	$109,970	$72,374
Agribusiness and energy services	2,896	1,195	2,251
Partnership	668	162	305
Corporate activities	1,976	472	1,542
	$187,271	$111,799	$76,472

The following table sets forth total assets by operating segment (in thousands):

	Year Ended December 31,
	2021	2020
Total assets (1):
Ethanol production	$1,101,151	$900,963
Agribusiness and energy services	487,164	378,720
Partnership	100,349	91,205
Corporate assets	524,206	228,074
Intersegment eliminations	(53,115)	(20,045)
	$2,159,755	$1,578,917

(1)Asset balances by segment exclude intercompany balances.

8. INVENTORIES

Inventories are carried at the lower of cost or net realizable value, except grain held for sale and fair-value hedged inventories. Commodities held for sale are reported at market value. As of December 31, 2021 and 2020, there were no lower of cost or market inventory adjustments recorded.

The components of inventories are as follows (in thousands):

	December 31,
	2021	2020
Finished goods	$91,448	$89,223
Commodities held for sale	72,320	40,147
Raw materials	50,604	90,800
Work-in-process	19,783	13,201
Supplies and parts	33,683	36,120
	$267,838	$269,491

9. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2021	2020
Plant equipment	$1,000,820	$940,363
Buildings and improvements	180,713	170,813
Land and improvements	83,403	86,909
Railroad track and equipment	32,971	34,637
Construction-in-progress	111,745	48,378
Computer hardware and software	19,927	20,477
Office furniture and equipment	3,356	3,797
Leasehold improvements and other	27,609	26,510
Total property and equipment	1,460,544	1,331,884
Less: accumulated depreciation and amortization	(567,027)	(530,194)
Property and equipment, net	$893,517	$801,690

Interest capitalized during the years ended December 31, 2021, 2020 and 2019 totaled $7.3 million, $1.8 million and $1.9 million, respectively.

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The company has two reporting units, to which goodwill was assigned. We are required to perform impairment tests related to our goodwill annually, which we perform as of October 1, or sooner if an indicator of impairment occurs.

The partnership performed its annual goodwill assessment as of October 1, 2021 using a qualitative assessment, which resulted in no indication of goodwill impairment. Similarly, the ethanol production segment’s qualitative goodwill assessment resulted in no indication of goodwill impairment.

Near term industry outlook due to the significant decrease in crude oil prices, lower gasoline demand, general uncertainty due to the COVID-19 outbreak and the subsequent decline in our stock price caused a decline in the company’s market capitalization during the three months ended March 31, 2020. As such, the company determined a triggering event had occurred that required an interim impairment assessment for its ethanol production reporting unit. Due to the impairment indicators noted as a result of these triggering events, we evaluated our goodwill as of March 31, 2020. Significant assumptions inherent in the valuation methodologies for goodwill were employed and included, but were not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on our quantitative evaluation, we determined that the fair value of the ethanol production reporting unit did not exceed its carrying value. As a result, we concluded that the goodwill assigned to the ethanol production reporting unit was impaired and recorded a non-cash impairment charge of $24.1 million in 2020.

During the first half of 2020, a decline in the partnership’s stock price resulted in a decrease in the partnership’s market capitalization. As such, the company determined a triggering event had occurred that required an interim impairment assessment as of March 31, 2020 and June 30, 2020. Significant assumptions inherent in the valuation methodologies for goodwill impairment testing were employed and include market capitalization, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on the partnership’s quantitative evaluation as of March 31, 2020 and June 30, 2020, it was determined that the fair value of the partnership reporting unit substantially exceeded its carrying value, and the partnership concluded that the goodwill was not impaired. The company performed its annual goodwill assessment as of October 1, 2020, and given the quantitative work performed during previous quarters as described above, the partnership used a qualitative assessment, which resulted in no goodwill impairment in 2020.

Changes in the carrying amount of goodwill attributable to each business segment during the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Ethanol
	Production	Partnership	Total
Balance, December 31, 2019	$24,091	$10,598	$34,689
Impairment charge	(24,091)	-	(24,091)
Balance, December 31, 2020 (1)	-	10,598	10,598
FQT acquisition	18,534	-	18,534
Balance, December 31, 2021 (1)	$18,534	$10,598	$29,132

(1)The company records goodwill within other assets on the consolidated balance sheets.

Intangible Assets

The company recognized certain customer relationships, intellectual property and trade names in connection with the FQT acquisition during the fourth quarter 2020. As of December 31, 2021, the company’s intangible asset balance related to FQT was $22.8 million, which primarily consisted of $17.7 million of customer relationship and backlog assets, $9.7 million of intellectual property and $1.3 million of trade name assets, net of $5.9 million of accumulated amortization, and has a remaining 11.5-year weighted-average amortization period. The company recognized $5.7 million of amortization expense associated with amortization of these intangible assets during fiscal year 2021, and expects estimated amortization expense of $4.8 million, $2.8 million, $2.5 million, $2.2 million and $2.0 million, respectively for the years ended December 31, 2022, 2023, 2024, 2025 and 2026, as well as $8.5 million thereafter. The company’s intangible assets are recorded within other assets on the consolidated balance sheets.

11. DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2021, the company’s consolidated balance sheet reflected unrealized losses of $12.3 million, net of tax, in accumulated other comprehensive loss. The company expects these items will be reclassified as operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income will differ as commodity prices change.

Fair Values of Derivative Instruments

The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives'			Liability Derivatives'
	Fair Value at December 31,			Fair Value at December 31,
	2021	2020		2021		2020
Derivative financial instruments	$26,738	$21,956	(1)	$26,117	(2)	$10,997	(3)
Other assets	8	29		-		-
Other liabilities	-	-		196		-
Total	$26,746	$21,985		$26,313		$10,997

(1)At December 31, 2020, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange traded futures and options contracts of $3.3 million, which include $2.8 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments.

(2)At December 31, 2021, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange traded futures and options contracts of $17.1 million, which include $1.3 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

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

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from	Year Ended December 31,
Accumulated Other Comprehensive Income into Income	2021	2020	2019
Revenues	$(60,261)	$5,538	$-
Cost of goods sold	41,629	(2,115)	-
Net income from discontinued operations, net of income taxes	-	-	48,797
Net gain (loss) recognized in loss before tax	$(18,632)	$3,423	$48,797

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain (Loss) Recognized in	Year Ended December 31,
Other Comprehensive Income on Derivatives	2021	2020	2019
Commodity Contracts	$(32,036)	$(1,025)	$70,404

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Recognized in	Year Ended December 31,
as Hedging Instruments	Income on Derivatives	2021	2020	2019
Commodity contracts	Revenues	$(194,143)	$(10,813)	$(10,202)
Commodity contracts	Costs of goods sold	6,498	32,914	(2,442)
Commodity contracts	Net loss from discontinued operations, net of income taxes	-	-	(2,470)
		$(187,645)	$22,101	$(15,114)

The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	December 31, 2021		December 31, 2020
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Inventories	$72,320	$6,291	$53,963	$9,041

Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Year Ended December 31, 2021
	Revenue	Cost of Goods Sold	Net Income from Discontinued Operations, Net of Income Taxes
Gain (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$(60,261)	$41,629	$-

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	-	20,567	-
Derivatives designated as hedging instruments	-	(14,695)	-

Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$(60,261)	$47,501	$-

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Year Ended December 31, 2020
	Revenue	Cost of Goods Sold	Net Income from Discontinued Operations, Net of Income Taxes
Gain (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$5,538	$(2,115)	$-

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	-	5,098	-
Derivatives designated as hedging instruments	-	(3,752)	-

Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$5,538	$(769)	$-

	Location and Amount of Gain Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Year Ended December 31, 2019
	Revenue	Cost of Goods Sold	Net Income from Discontinued Operations, Net of Income Taxes
Gain (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive income into income	$-	$-	$48,797

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	-	(844)	-
Derivatives designated as hedging instruments	-	4,254	-

Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$-	$3,410	$48,797

There were no gains or losses from discontinuing cash flow or fair value hedge treatment during the years ended December 31, 2021, 2020 and 2019.

The open commodity derivative positions as of December 31, 2021, are as follows (in thousands):

	Exchange Traded		Non-Exchange Traded
Derivative Instruments	Net Long & (Short) (1)		Long (2)	(Short) (2)	Unit of Measure	Commodity
Futures	(28,280)				Bushels	Corn
Futures	6,375	(3)			Bushels	Corn
Futures	(8,065)	(4)			Bushels	Corn
Futures	(85,974)				Gallons	Ethanol
Futures	(18,900)	(3)			Gallons	Ethanol
Futures	(13,510)				mmBTU	Natural Gas
Futures	3,210	(3)			mmBTU	Natural Gas
Futures	(4,933)	(4)			mmBTU	Natural Gas
Futures	3,000				Pounds	Soybean Oil
Options	15				Tons	Soybean Meal
Options	71,754				Pounds	Soybean Oil
Options	26,643				Gallons	Ethanol
Forwards			57,697	(9)	Bushels	Corn
Forwards			3,248	(291,958)	Gallons	Ethanol
Forwards			83	(454)	Tons	Distillers Grains
Forwards			-	(136,594)	Pounds	Corn Oil
Forwards			12,576	(1,860)	mmBTU	Natural Gas

(1)Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.

(2)Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.

(3)Futures used for cash flow hedges.

(4)Futures used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $1.1 million, $3.0 million, and $12.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, on energy trading contracts.

12. DEBT

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

The components of long-term debt are as follows (in thousands):

	December 31,
	2021	2020
Corporate: (1)
2.25% convertible notes due 2027 (2)	$230,000	$-
4.00% convertible notes due 2024 (3)	64,000	89,125
4.125% convertible notes due 2022 (4)	34,316	156,441
Green Plains SPE LLC:
$125.0 million junior secured mezzanine notes due 2026 (5)	125,000	-
Green Plains Wood River and Green Plains Shenandoah:
$75.0 million delayed draw loan agreement (6)	30,000	30,000
Green Plains Partners:
$60.0 million credit facility (7) (8)	60,000	100,000
Other	15,531	15,936
Total book value of long-term debt	558,847	391,502
Unamortized debt issuance costs	(9,556)	(6,151)
Less: current maturities of long-term debt	(35,285)	(98,052)
Total long-term debt	$514,006	$287,299

(1)See discussion on early adoption of the amended guidance in ASC 470-20 above.

(2)Includes $6.5 million of unamortized debt issuance costs as of December 31, 2021.

(3)See discussion below regarding the exchange of convertible notes due in 2024. Includes $1.2 million and $2.2 million of unamortized debt issuance costs as of December 31, 2021 and 2020, respectively.

(4)See discussion below regarding the repurchase of convertible notes due in 2022. Includes $0.1 million and $1.3 million of unamortized debt issuance costs as of December 31, 2021 and 2020, respectively.

(5)Includes $0.9 million of unamortized debt issuance costs as of December 31, 2021.

(6)On September 3, 2020, Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of the company, entered into a $75.0 million delayed draw loan agreement. Includes $0.3 million of unamortized debt issuance costs as of December 31, 2021 and 2020.

(7)The Green Plains Partners credit facility was amended on July 20, 2021, reducing the total amount available to $60.0 million and includes $0.5 million and $2.3 million of unamortized debt issuance costs as of December 31, 2021 and 2020, respectively.

(8)On February 11, 2022, the credit facility was modified to allow Green Plains Partners and its affiliates to repurchase outstanding notes. On the same day, the partnership purchased $1.0 million of the outstanding notes from accounts and funds managed by BlackRock and subsequently retired the notes. As of February 11, 2022, the term loan had a balance of $59.0 million.

Scheduled long-term debt repayments excluding the effects of any debt discounts and debt issuance costs, are as follows (in thousands):

Year Ending December 31,	Amount
2022	$35,411
2023	1,838
2024	65,832
2025	1,829
2026	186,827
Thereafter	267,110
Total	$558,847

The components of short-term notes payable and other borrowings are as follows (in thousands):

	December 31,
	2021	2020
Green Plains Trade:
$300.0 million revolver	$137,208	$79,251
Green Plains Grain:
$100.0 million revolver	20,000	38,700
$50.0 million inventory financing	-	-
Green Plains Commodity Management:
$40.0 million hedge line	16,210	21,682
Other	-	1,175
Total short-term notes payable and other borrowings	$173,418	$140,808

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

During May 2021, the company entered into a privately negotiated agreement with certain noteholders of the company’s 4.00% notes. Under this agreement, 3,568,705 shares of the company’s common stock were exchanged for $51.0 million in aggregate principal amount of the 4.00% notes. Common stock held as treasury shares were exchanged for the 4.00% notes. Pursuant to the guidance within ASC 470, Debt, the company recorded a loss of $9.5 million which was recorded as a charge to interest expense in the consolidated financial statements during the year ended December 31, 2021, of which $1.2 million related to unamortized debt issuance costs.

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

In March 2021, concurrent with the issuance of the 2.25% notes, the company used approximately $156.5 million of the net proceeds of the 2.25% notes to repurchase approximately $135.7 million aggregate principal amount of the 4.125% notes, in privately negotiated transactions. Pursuant to the guidance within ASC 470, Debt, the company recorded a loss upon extinguishment of $22.1 million in interest expense. This charge included $1.2 million of unamortized debt issuance costs related to the principal balance extinguished.

Ethanol Production Segment

On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon, issued $125.0 million of junior secured mezzanine notes due 2026 (the “Junior Notes”) with BlackRock, a holder of a portion of the company’s common stock, for the purchase of all notes issued.

The Junior Notes will mature on February 9, 2026 and are secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. The proceeds of the Junior Notes will be used to construct high protein processing systems at the Green Plains Obion and Green Plains Mount Vernon facilities. The Junior Notes accrue interest at an annual rate of 11.75%. However, subject to the satisfaction of certain conditions, the Green Plains SPE LLC may elect to pay an amount in cash equal to interest accruing at a rate of 6.00% per annum plus an amount equal to interest accruing at a rate of 6.75% per annum to be paid in kind. The entire outstanding principal balance, plus any accrued and unpaid interest is due upon maturity. Green Plains SPE LLC is required to comply with certain financial covenants regarding minimum liquidity at Green Plains and a maximum aggregate loan to value. The Junior Notes can be retired or refinanced after 42 months with no prepayment premium. The Junior Notes have an unsecured parent guarantee from the company and have certain limitations on distributions, dividends or loans to the company unless there will not exist any event of default. Funds associated with the Junior Notes are administered by a trustee and are included in the balance of restricted cash as of December 31, 2021.

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

The terms impose affirmative and negative covenants for Green Plains Trade, including maintaining a minimum fixed charge coverage ratio of 1.15 to 1.00. Capital expenditures are limited to $1.5 million per year under the credit facility. The credit facility also restricts distributions related to capital stock, with an exception for distributions up to 50% of net income if, on a pro forma basis, (a) average availability has been greater than $10.0 million for the last 30 days and (b) the borrower would be in compliance with the fixed charge coverage ratio on the distribution date.

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

Green Plains Grain has entered into a $50.0 million short-term inventory financing agreement with a financial institution. The company has accounted for the agreements as short-term notes, rather than sales, and has elected the fair value option to offset fluctuations in market prices of the inventory. The company had no short-term notes payable related to these inventory financing agreements as of December 31, 2021.

The Green Plains Grain and Green Plains Trade credit facilities will mature in June and July, 2022 respectively, unless extended by agreement of the lenders or replaced by another funding source. While we have not yet finalized negotiations to replace these credit facilities, we believe it is probable that we will source appropriate funding prior to maturity given our history of obtaining working capital financing on reasonable commercial terms. In the unlikely scenario that we are unable to refinance the facilities with the lenders prior to its maturity, we will consider other financing sources.

Green Plains Commodity Management has an uncommitted $40.0 million revolving credit facility which matures April 2023, to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to SOFR plus 1.75%.

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

During the year ended December 31, 2021, prior to the amendment, the partnership made principal payments of $50.0 million on the prior credit facility, including $19.5 million of scheduled repayments, $27.5 million related to the sale of the storage assets located adjacent to the Ord, Nebraska ethanol plant and a $3.0 million prepayment made with excess cash.

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

Covenant Compliance

The company was in compliance with its debt covenants as of December 31, 2021.

Restricted Net Assets

At December 31, 2021, there were approximately $109.2 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

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

•Stock Options – Stock options may be granted that can be exercised immediately in installments or at a fixed future date. Certain options are exercisable regardless of employment status while others expire following termination. Options issued to date could have been exercised immediately or at future vesting dates, and expired five years to eight years after the grant date. Compensation expense for stock options that vest over time is recognized on a straight-line basis over the requisite service period.

Restricted Stock Awards and Deferred Stock Units

The non-vested restricted stock award and deferred stock unit activity for the year ended December 31, 2021, are as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2020	1,028,739	$9.15
Granted	357,844	27.38
Forfeited	(118,814)	15.07
Vested	(474,432)	12.23
Non-Vested at December 31, 2021	793,337	$14.64	1.9

Performance Share Awards

On February 18, 2021 and March 18, 2020, the board of directors granted performance shares to be awarded in the form of common stock to certain participants of the plan. These performance shares vest based on the level of achievement of certain performance goals, including the incremental value achieved from the company’s high-protein initiatives, annual production levels and return on investment (ROI). Performance shares granted in 2021 and 2020 do not contain market-based factors requiring a Monte Carlo valuation model. The performance shares were granted at a target of 100%, but each performance share will reduce or increase depending on results for the performance period. If the company achieves the maximum performance goals, the maximum amount of shares available to be issued pursuant to the 2021 and 2020 awards are 917,757 performance shares which represents approximately 273% of the 336,222 performance shares which remain outstanding. The actual number of performance shares that will ultimately vest is based on the actual performance targets achieved at the end of the performance period.

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

For performance shares which include market based factors, the company uses the Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the company in applying the Monte Carlo valuation model for performance share grants and related valuation are illustrated in the following table:

FY 2019 Performance Awards
Risk-free interest rate	2.45%
Dividend yield	3.13%
Expected volatility	41.69%
Monte Carlo valuation	99.62%
Closing stock price on the date of grant	$15.34

The non-vested performance share award activity for the year ended December 31, 2021, is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2020	517,969	$10.82
Granted	183,316	26.41
Forfeited	(127,215)	16.65
Vested	(87,915)	17.68
Non-Vested at December 31, 2021	486,155	$13.93	2.0

Stock Options

The fair value of the stock options is estimated on the date of the grant using the Black-Scholes option-pricing model, a pricing model acceptable under GAAP. The expected life of the options is the period of time the options are expected to be outstanding. The company did not grant any stock option awards during the years ended December 31, 2021, 2020 and 2019.

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

The non-vested unit-based awards activity for the year ended December 31, 2021, are as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2020	47,620	$6.72
Granted	25,976	12.32
Forfeited	(6,494)	12.32
Vested	(47,620)	6.72
Non-Vested at December 31, 2021	19,482	$12.32	0.5

Stock-Based and Unit-Based Compensation Expense

Compensation costs for stock-based and unit-based payment plans during the years ended December 31, 2021, 2020 and 2019, were approximately $6.1 million, $7.9 million and $9.7 million, respectively. At December 31, 2021, there were $9.2 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 1.9 years. The potential tax benefit related to stock-based payment is approximately 24.3% of these expenses.

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

The basic and diluted EPS are calculated as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Basic EPS:
Net loss from continuing operations (1)	$(65,992)	$(108,775)	$(167,689)
Net income from discontinued operations	-	-	829
Net loss attributable to Green Plains	$(65,992)	$(108,775)	$(166,860)

Weighted average shares outstanding - basic	46,652	34,631	38,111

EPS from continuing operations - basic	$(1.41)	$(3.14)	$(4.40)
EPS from discontinued operations - basic	-	-	0.02
EPS - basic	$(1.41)	$(3.14)	$(4.38)

Diluted EPS: (2)
Net loss from continuing operations (1)	$(65,992)	$(108,775)	$(167,689)
Net income from discontinued operations	-	-	829
Net loss attributable to Green Plains	$(65,992)	$(108,775)	$(166,860)

Weighted average shares outstanding - basic	46,652	34,631	38,111
Effect of dilutive convertible debt:
Effect of dilutive stock-based compensation awards	-	-	-
Weighted average shares outstanding - diluted	46,652	34,631	38,111

EPS from continuing operations - diluted	$(1.41)	$(3.14)	$(4.40)
EPS from discontinued operations - diluted	-	-	0.02
EPS - diluted	$(1.41)	$(3.14)	$(4.38)

Anti-dilutive weighted-average convertible debt and stock-based compensation (3)	12,952	14,089	10,560

(1)Net loss from continuing operations can be recalculated from the consolidated statements of operations by taking the net loss from continuing operations including noncontrolling interest less net income attributable to noncontrolling interests.

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

The company has reserved 2,550,000 shares of common stock for the exercise of warrants to non-employees, of which 2,275,000 are exercisable, treated as equity based awards and recorded as a reduction in additional paid-in capital. The remaining 275,000 warrants, of which 55,555 are exercisable as a result of achieving certain earn-out provisions and 219,445 are contingent upon certain earn-out provisions, are treated as liability based awards, and valued quarterly using the company’s stock price. These warrants could potentially dilute basic earnings per share in future periods. The exercise price of the warrants is $22.00 and expiration dates are December 8, 2025 for 275,000 warrants, February 9, 2026 for 275,000 warrants and April 28, 2026 for 2,000,000 warrants.

Convertible Note Exchange

On May 18, 2021, the company closed on a privately negotiated exchange agreement with certain noteholders of the company’s 4.00% notes, pursuant to which the noteholders agreed to exchange $51.0 million in aggregate principal for 3,568,705 shares of the company’s common stock at an implied price of $26.80.

Treasury Stock

The company holds 8.2 million shares of its common stock at a cost of $91.6 million. Treasury stock is recorded at cost and reduces stockholders’ equity in the consolidated balance sheets. When shares are reissued, the company will use the weighted average cost method for determining the cost basis. The difference between the cost and the issuance price is added or deducted from additional paid-in capital.

Share Repurchase Program

The company’s board of directors authorized a share repurchase program of up to $200.0 million. Under the program, the company may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by its management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The company repurchased 880,979 shares of common stock for approximately $11.5 million during 2020. The company did not repurchase any shares of common stock during 2021. Since inception, the company has repurchased 7,396,936 shares of common stock for approximately $92.8 million under the program.

Dividends

On June 18, 2019, the company announced that its board of directors decided to suspend its future quarterly cash dividend following the June 14, 2019 dividend payment, in order to retain and redirect cash flow to the company’s Project 24 operating expense equalization plan, the deployment of high-protein technology and its stock repurchase program.

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement provides for a quarterly distribution to be paid within 45 days after the end of the quarter, provided the partnership has sufficient available cash. Available cash generally means, all cash and cash equivalents on hand at the end of that quarter less cash reserves established by the general partner of the partnership plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. On January 20, 2022, the board of directors of the general partner of the partnership declared a cash distribution of $0.44 per unit on outstanding common units. The distribution is payable on February 11, 2022, to unitholders of record at the close of business on February 4, 2022.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income are associated primarily with gains and losses on derivative financial instruments. Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Year Ended December 31,			Statements of Operations
	2021	2020	2019	Classification
Gains (losses) on cash flow hedges:
Commodity derivatives	$(60,261)	$5,538	$-	(1)
Commodity derivatives	41,629	(2,115)	-	(2)
Total gains (losses) on cash flow hedges from continuing operations	(18,632)	3,423	-	(3)

Gains (losses) on cash flow hedges from discontinued operations, net of income taxes	-	-	38,795	(4)

Income tax expense (benefit)	(4,540)	857	-	(5)
Amounts reclassified from accumulated other comprehensive income (loss)	$(14,092)	$2,566	$38,795

(1)Revenues

(2)Costs of goods sold

(3)Loss from continuing operations before income taxes and income from equity method investees

(4)Net income from discontinued operations, net of income taxes

(5)Income tax (expense) benefit

At December 31, 2021 and 2020, the company’s consolidated balance sheets reflected unrealized losses of $12.3 million and $2.2 million, net of tax, in accumulated other comprehensive loss, respectively.

16. INCOME TAXES

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

The CARES Act was signed into law on March 27, 2020. The CARES Act includes several significant business tax provisions including elimination of the taxable limit for certain net operating losses (“NOL”), allowing businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior tax years, accelerating refunds of previously generated corporate AMT credits, and loosening the business interest limitation under §163(j) from 30% to 50%. For 2021, the business interest limitation under §163(j) reverts back to 30%. The CARES Act also contains an employee retention credit to encourage employers to maintain headcounts even if employees cannot report to work because of issues related to COVID-19. In the second quarter of 2020, the company filed its preliminary 2019 federal income tax return, as well as a refund claim with the IRS to carry back our 2019 NOL to prior years. In the fourth quarter of 2020 the company filed its final 2019 federal income tax return and updated our 2019 NOL. For the year ended December 31, 2020, the company recorded an income tax benefit of $41.6 million related to the CARES Act including adjustments to certain valuation allowances. No additional tax benefit was recorded related to the CARES Act during the year ended December 31, 2021.

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current	$612	$(37,047)	$(2,177)
Deferred	1,233	(13,336)	(18,881)
Total	1,845	(50,383)	(21,058)
Less: Income tax expense - discontinued operations	-	-	258
Income tax expense (benefit) - continuing operations	$1,845	$(50,383)	$(21,316)

Differences between income tax expense from continuing operations at the statutory federal income tax rate and as presented on the consolidated statements of operations are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax expense at federal statutory rate	$(8,883)	$(33,698)	$(36,317)
State income tax expense (benefit), net of federal benefit	516	(802)	(7,839)
Nondeductible compensation	1,037	421	762
Noncontrolling interests	(4,587)	(4,015)	(3,961)
Unrecognized tax benefits	(170)	(28)	36
R&D credits	-	-	(323)
Increase in valuation allowance	15,301	6,279	25,314
Disposition of subsidiary	-	-	(373)
Stock compensation	(1,954)	721	369
Amended return adjustments	-	(19,786)	-
Other	585	525	1,016
Income tax expense (benefit)	$1,845	$(50,383)	$(21,316)

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards - Federal	$14,857	$11,670
Net operating loss carryforwards - State	12,147	10,875
Tax credit carryforwards - Federal	64,081	64,081
Tax credit carryforwards - State	7,281	7,369
Derivative financial instruments	4,728	-
Deferred revenue	129	149
Interest expense carryforward	12,063	6,609
Investment in partnerships	43,244	45,519
Inventory valuation	1,259	290
Stock-based compensation	1,312	1,439
Accrued expenses	4,511	5,351
Leases	8,885	7,958
Organizational and start-up costs	746	1,047
Other	783	337
Total	176,026	162,694
Valuation allowance	(69,834)	(43,336)
Total deferred tax assets	106,192	119,358

Deferred tax liabilities:
Convertible debt	-	(9,154)
Fixed assets	(100,166)	(104,364)
Derivative financial instruments	-	(724)
Right-of-use assets	(6,026)	(5,116)
Total deferred tax liabilities	(106,192)	(119,358)
Deferred income taxes	$-	$-

At December 31, 2021, the company has federal R&D credits of $67.8 million which will begin to expire in 2033. The company also has $7.3 million of state credits which will expire beginning in 2022. The company has federal net operating losses of $14.9 million which do not have an expiration date.

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

The company’s federal income tax returns for the tax years ended December 31, 2014, 2017 and 2018 are currently under audit. The company’s federal returns for the tax years ended December 31, 2015, 2016, 2019 and 2020 are still subject to audit.

A reconciliation of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2020	$51,569
Reduction for prior year tax positions	(215)
Balance at December 31, 2021	$51,354

Recognition of these tax benefits would favorably impact the company’s effective tax rate. Unrecognized tax benefits were recorded as a reduction of the deferred asset associated with the federal tax credit carryforwards. Interest and penalties associated with uncertain tax positions are accrued as part of income taxes payable. Approximately $23 million in unrecognized tax benefits related to R&D credits are currently under audit. In addition, the results of the current audit may cause the company to significantly increase or decrease the unrecognized tax benefits associated with R&D credits for periods not under audit. At this time, the company does not have enough information to be able to estimate the potential adjustment.

17. COMMITMENTS AND CONTINGENCIES

Lease Expense

The company’s leases do not specify an implicit interest rate. Therefore, the incremental borrowing rate was used based on information available at commencement date to determine the present value of future payments.

The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to 15.9 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.

The company may sublease certain of its railcars to third parties on a short-term basis. The subleases are classified as operating leases, with the associated sublease income being recognized on a straight-line basis over the lease term.

The components of lease expense are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Lease expense
Operating lease expense	$19,587	$20,771	$20,806
Variable lease expense (1)	1,225	1,681	824
Total lease expense	$20,812	$22,452	$21,630

(1)Represents amounts incurred in excess of the minimum payments required for a certain building lease and for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,579	$20,864	$21,459

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	20,291	32,713	11,176

Right-of-use assets and lease obligations derecognized due to lease modifications:
Operating leases	1,889	5,176	1,726

Supplemental balance sheet information related to operating leases is as follows:

	2021	2020
Weighted average remaining lease term	5.5 years	6.2 years

Weighted average discount rate	4.16%	4.55%

Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of December 31, 2021 are as follows (in thousands):

Year Ending December 31,	Amount
2022	$19,045
2023	16,301
2024	13,777
2025	9,408
2026	3,847
Thereafter	13,446
Total	75,824
Less: Present value discount	(9,215)
Lease liabilities	$66,609

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

Commodities

As of December 31, 2021, the company had contracted future purchases of grain, natural gas, ethanol and distillers grains, valued at approximately $475.9 million.

Legal

The company is currently involved in litigation that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

18. EMPLOYEE BENEFIT PLANS

The company offers eligible employees a comprehensive employee benefits plan that includes health, dental, vision, life and accidental death, short-term disability and long-term disability insurance, and flexible spending accounts. The company also offers a 401(k) plan enabling eligible employees to save for retirement on a tax-deferred basis up to the limits allowed under the Internal Revenue Code and matches up to 4% of eligible employee contributions. Employee and employer contributions are 100% vested immediately. Employer contributions to the 401(k) plan for the years ended December 31, 2021, 2020 and 2019 were $1.9 million, $1.5 million and $1.6 million, respectively.

The company contributes to a defined benefit pension plan. Since January of 2009, the benefits under the plan were frozen; however, the company remains obligated to ensure the plan is funded according to its requirements. As of December 31, 2021, the plan’s assets were $5.9 million and liabilities were $6.6 million. At December 31, 2021 and 2020, net liabilities of $0.7 million were included in other liabilities on the consolidated balance sheets, respectively.

19. RELATED PARTY TRANSACTIONS

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

At the time of the sale of GPCC, Mr. Ejnar Knudsen, a member of the company’s board of directors, had an indirect ownership interest in GPCC of 0.0736% by reason of his ownership in TGAM Agribusiness Fund LP.  Based on the purchase price, the value of that ownership interest is approximately $0.1 million. Mr. Knudsen also is the CEO and partial owner of AGR Partners LLC (AGR) which provides investment advisory services to TGAM Agribusiness Fund LP pursuant to a sub-advisory agreement between AGR Partners LLC and Nuveen Alternative Advisors LLC, which is the investment manager for TGAM Agribusiness Fund LP.

20. EQUITY METHOD INVESTMENTS

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

Summarized Financial Information

Our equity method investments totaled $7.2 million and $4.0 million at December 31, 2021 and 2020, respectively and are reflected in other assets on the consolidated balance sheets.

Earnings from equity method investments, net of income taxes, were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Green Plains Cattle Company LLC (1)	$-	$20,531	$2,839
All others	700	562	(42)
Total income from equity method investments, net of income taxes	$700	$21,093	$2,797

Distributions from equity method investments	$1,500	$27,910	$320

Earnings (loss) from equity method investments, net of distributions	$(800)	$(6,817)	$2,477

(1)Pretax equity method earnings of GPCC were $27.0 million and $3.8 million for the years ended December 31, 2020 and 2019.

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