Form 10-Q
period 2022-03-31
Green Plains Inc.
filed 2022-05-03
CIK 1309402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2022

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

☐ Yes ☒ No

The registrant had 53,821,745 common stock outstanding as of April 28, 2022.

Commonly Used Defined Terms

Green Plains Inc. and Subsidiaries:

Green Plains; the company	Green Plains Inc. and its subsidiaries
FQT	Fluid Quip Technologies, LLC
Green Plains Commodity Management	Green Plains Commodity Management LLC
Green Plains Finance Company	Green Plains Finance Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Mount Vernon; Mount Vernon	Green Plains Mount Vernon LLC
Green Plains Obion; Obion	Green Plains Obion LLC
Green Plains Partners; the partnership	Green Plains Partners LP
Green Plains Shenandoah; Shenandoah	Green Plains Shenandoah LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Wood River; Wood River	Green Plains Wood River LLC

Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate

Industry and Other Defined Terms:

BlackRock	Funds and accounts managed by BlackRock
the CARES Act	Coronavirus Aid, Relief, and Economic Security Act
COVID-19	Coronavirus Disease 2019
CST	Clean Sugar TechnologyTM
DOE	Department of Energy
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
FFV	Flexible-fuel vehicle
LCFS	Low Carbon Fuel Standard
MmBtu	Million British Thermal Units
Mmg	Million gallons
MSCTM	Maximized Stillage Coproducts produced using process technology developed by Fluid Quip Technologies LLC
MTBE	Methyl tertiary-butyl ether
RFS	Renewable Fuels Standard
RIN	Renewable identification number
RVO	Renewable volume obligation
SRE	Small refinery exemption
U.S.	United States
USDA	U.S. Department of Agriculture

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$509,195	$426,220
Restricted cash	95,070	134,739
Marketable securities	24,942	124,859
Accounts receivable, net of allowances of $282 and $682, respectively	142,041	119,961
Income taxes receivable	646	911
Inventories	313,950	267,838
Prepaid expenses and other	20,675	16,483
Derivative financial instruments	56,087	26,738
Total current assets	1,162,606	1,117,749
Property and equipment, net of accumulated depreciation and amortization of $584,957 and $567,027, respectively	940,912	893,517
Operating lease right-of-use assets	64,376	64,042
Other assets	84,607	84,447
Total assets	$2,252,501	$2,159,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$106,308	$146,063
Accrued and other liabilities	46,979	56,980
Derivative financial instruments	64,620	43,244
Operating lease current liabilities	16,859	16,814
Short-term notes payable and other borrowings	310,190	173,418
Current maturities of long-term debt	35,701	35,285
Total current liabilities	580,657	471,804
Long-term debt	557,937	514,006
Operating lease long-term liabilities	50,233	49,795
Other liabilities	21,067	22,131
Total liabilities	1,209,894	1,057,736

Commitments and contingencies (Note 13)

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 62,066,201 and 61,840,434 shares issued, and 53,821,745 and 53,595,978 shares outstanding, respectively	62	62
Additional paid-in capital	1,067,651	1,069,573
Retained deficit	(76,673)	(15,199)
Accumulated other comprehensive loss	(8,889)	(12,310)
Treasury stock, 8,244,456 shares	(91,626)	(91,626)
Total Green Plains stockholders' equity	890,525	950,500
Noncontrolling interests	152,082	151,519
Total stockholders' equity	1,042,607	1,102,019
Total liabilities and stockholders' equity	$2,252,501	$2,159,755

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues
Product revenues	$776,690	$551,980
Service revenues	4,745	1,660
Total revenues	781,435	553,640

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	772,509	509,233
Operations and maintenance expenses	5,566	5,754
Selling, general and administrative expenses	30,863	23,518
Gain on sale of assets, net	-	(36,893)
Depreciation and amortization expenses	20,399	20,681
Total costs and expenses	829,337	522,293
Operating income (loss)	(47,902)	31,347

Other income (expense)
Interest income	71	30
Interest expense	(8,806)	(31,679)
Other, net	411	10
Total other expense	(8,324)	(31,639)
Loss before income taxes and income (loss) from equity method investees	(56,226)	(292)
Income tax benefit (expense)	1,153	(1,862)
Income (loss) from equity method investees	(799)	175
Net loss	(55,872)	(1,979)
Net income attributable to noncontrolling interests	5,602	4,566
Net loss attributable to Green Plains	$(61,474)	$(6,545)

Earnings per share:
Net loss attributable to Green Plains - basic and diluted	$(1.16)	$(0.17)

Weighted average shares outstanding:
Basic and diluted	52,887	37,695

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(55,872)	$(1,979)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivatives arising during the period, net of tax benefit (expense) of ($1,921) and $1,527, respectively	5,386	(4,849)
Reclassification of realized losses (gains) on derivatives, net of tax expense of $701 and $434, respectively	(1,965)	(1,377)
Total other comprehensive income (loss), net of tax	3,421	(6,226)
Comprehensive loss	(52,451)	(8,205)
Comprehensive income attributable to noncontrolling interests	5,602	4,566
Comprehensive loss attributable to Green Plains	$(58,053)	$(12,771)

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(55,872)	$(1,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,399	20,681
Amortization of debt issuance costs and debt discount	1,846	2,672
Gain on sale of assets, net	-	(36,303)
Loss on extinguishment of debt	-	22,100
Deferred income taxes	(1,219)	1,960
Stock-based compensation	1,875	882
Loss (income) from equity method investees	799	(175)
Other	(442)	(82)
Changes in operating assets and liabilities before effects of business combinations and dispositions:
Accounts receivable	(22,783)	(6,874)
Inventories	(46,112)	332
Derivative financial instruments	(3,788)	18,574
Prepaid expenses and other assets	(4,192)	917
Accounts payable and accrued liabilities	(52,661)	(62,032)
Current income taxes	265	177
Other	(655)	2,169
Net cash used in operating activities	(162,540)	(36,981)

Cash flows from investing activities:
Purchases of property and equipment, net	(61,984)	(31,524)
Proceeds from the sale of assets	-	73,846
Proceeds from the sale of marketable securities	99,917	-
Net cash provided by investing activities	37,933	42,322

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	45,000	355,000
Payments of principal on long-term debt	(1,177)	(135,835)
Proceeds from short-term borrowings	1,075,119	686,486
Payments on short-term borrowings	(939,647)	(691,166)
Payments on extinguishment of convertible debt	-	(20,861)
Payments of cash distributions	(5,122)	(1,395)
Proceeds from issuance of common stock, net	-	191,134
Payments of loan fees	(2,522)	(8,614)
Payments related to tax withholdings for stock-based compensation	(3,738)	(3,804)
Other financing activities	-	3,330
Net cash provided by financing activities	167,913	374,275

Net change in cash, cash equivalents and restricted cash	43,306	379,616
Cash, cash equivalents and restricted cash, beginning of period	560,959	274,810
Cash, cash equivalents and restricted cash, end of period	$604,265	$654,426

Continued on the following page

GREEN PLAINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

Continued from the previous page
	Three Months Ended March 31,
	2022	2021
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$509,195	$446,833
Restricted cash	95,070	207,593
Total cash, cash equivalents and restricted cash	$604,265	$654,426

Supplemental investing activities:
Assets disposed of in sale	$-	$35,317
Less: liabilities relinquished	-	(415)
Net assets disposed	$-	$34,902

Supplemental disclosures of cash flow:
Cash refunded for income taxes, net	$(198)	$(106)
Cash paid for interest of continuing operations	$10,212	$8,688
Capital expenditures in accounts payable	$14,620	$15,569
Cash premium paid for extinguishment of convertible notes	$-	$20,861

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

Consolidated Financial Statements

The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis. As of March 31, 2022, the company owns a 48.9% limited partner interest and a 2.0% general partner interest in Green Plains Partners LP. Public investors own the remaining 49.1% limited partner interest in the partnership. The company determined that the limited partners in the partnership with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact the partnership’s economic performance; therefore, the partnership is considered a variable interest entity. The company, through its ownership of the general partner interest in the partnership, has the power to direct the activities that most significantly affect economic performance and is obligated to absorb losses and has the right to receive benefits that could be significant to the partnership. Therefore, the company is considered the primary beneficiary and consolidates the partnership in the company’s financial statements. The assets of the partnership cannot be used by the company for general corporate purposes. The partnership’s consolidated total assets as of March 31, 2022 and December 31, 2021, excluding intercompany balances, are $98.7 million and $100.3 million, respectively, and primarily consist of property and equipment, operating lease right-of-use assets and goodwill. The partnership’s consolidated total liabilities as of March 31, 2022 and December 31, 2021, excluding intercompany balances, are $112.5 million and $111.4 million, respectively, which primarily consist of long-term debt as discussed in Note 8 – Debt and operating lease liabilities. The liabilities recognized as a result of consolidating the partnership do not represent additional claims on the company’s general assets.

The company also owns a majority interest in FQT, with their results being consolidated in our consolidated financial statements.

The accompanying unaudited consolidated financial statements are prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Because they do not include all of the information and notes required by GAAP, the consolidated financial statements should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 18, 2022.

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

Derivative Financial Instruments

The company uses various derivative financial instruments, including exchange-traded futures and exchange-traded and over-the-counter options contracts, to attempt to minimize risk and the effect of commodity price changes including but not limited to, corn, ethanol, natural gas and other agricultural and energy products. The company monitors and manages this exposure as part of its overall risk management policy to reduce the adverse effect market volatility may have on its operating results. The company may hedge these commodities as one way to mitigate risk; however, there may be situations when these hedging activities themselves result in losses.

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

2. REVENUE

Revenue by Source

The following tables disaggregate revenue by major source (in thousands):

	Three Months Ended March 31, 2022
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$-	$-	$-	$-	$-
Distillers grains	7,362	-	-	-	7,362
Corn oil	-	-	-	-	-
Service revenues	3,740	-	1,005	-	4,745
Other	9,621	1,288	-	-	10,909
Intersegment revenues	-	-	1,885	(1,885)	-
Total revenues from contracts with customers	20,723	1,288	2,890	(1,885)	23,016
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	471,922	95,660	-	-	567,582
Distillers grains	98,512	15,126	-	-	113,638
Corn oil	40,889	2,406	-	-	43,295
Grain	-	102	-	-	102
Other	5,507	28,295	-	-	33,802
Intersegment revenues	-	5,835	-	(5,835)	-
Total revenues from contracts accounted for as derivatives	616,830	147,424	-	(5,835)	758,419
Leasing revenues under ASC 842 (2):	-	-	16,210	(16,210)	-
Total Revenues	$637,553	$148,712	$19,100	$(23,930)	$781,435

	Three Months Ended March 31, 2021
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$-	$-	$-	$-	$-
Distillers grains	3,613	-	-	-	3,613
Corn oil	-	-	-	-	-
Service revenues	563	-	1,057	-	1,620
Other	4,062	826	-	-	4,888
Intersegment revenues	-	-	2,006	(2,006)	-
Total revenues from contracts with customers	8,238	826	3,063	(2,006)	10,121
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	289,585	75,912	-	-	365,497
Distillers grains	95,694	9,239	-	-	104,933
Corn oil	14,540	4,811	-	-	19,351
Grain	-	12,170	-	-	12,170
Other	15,665	25,863	-	-	41,528
Intersegment revenues	-	5,123	-	(5,123)	-
Total revenues from contracts accounted for as derivatives	415,484	133,118	-	(5,123)	543,479
Leasing revenues under ASC 842 (2):	-	-	17,343	(17,303)	40
Total Revenues	$423,722	$133,944	$20,406	$(24,432)	$553,640

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

Major Customers

For the three months ended March 31, 2022, no single customer’s revenue was over 10% of total revenues. Revenues from Customer A represented approximately 13% of total revenues for the three months ended March 31, 2021.

3. DISPOSITIONS

Disposition of Ord Ethanol Plant

On March 22, 2021, the company completed the sale of the plant located in Ord, Nebraska and certain related assets, to GreenAmerica Biofuels Ord LLC (the “Ord Transaction”) for a sale price of $64.0 million, plus working capital of $9.8 million. Correspondingly, the company entered into a separate asset purchase agreement with the Partnership to acquire the storage assets and assign the rail transportation assets to be disposed of in the Ord Transaction for $27.5 million, which was used to pay down a portion of the partnership’s credit facility. The divested assets were reported within the company’s ethanol production, agribusiness and energy services and partnership segments. The company recorded a pretax gain on the sale of the Ord plant of $36.9 million within corporate activities during the three months ended March 31, 2021.

4. FAIR VALUE DISCLOSURES

The following methods, assumptions and valuation techniques were used in estimating the fair value of the company’s financial instruments:

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities the company can access at the measurement date.

Level 2 – directly or indirectly observable inputs such as quoted prices for similar assets or liabilities in active markets other than quoted prices included within Level 1, quoted prices for identical or similar assets in markets that are not active, and other inputs that are observable or can be substantially corroborated by observable market data through correlation or other means. Grain purchase and sale contracts in the agribusiness and energy services segment are valued at nearby futures values, plus or minus nearby basis values, which represent differences in local markets, including transportation or commodity quality or grade differences.

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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at March 31, 2022
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$509,195	$-	$509,195
Restricted cash	95,070	-	95,070
Inventories carried at market	-	70,460	70,460
Unrealized gains on derivatives	-	54,149	54,149
Other assets	110	464	574
Total assets measured at fair value	$604,375	$125,073	$729,448

Liabilities:
Accounts payable (1)	$-	$5,488	$5,488
Accrued and other liabilities (2)	-	3,339	3,339
Unrealized losses on derivatives	-	34,206	34,206
Other liabilities (2)	-	7,776	7,776
Total liabilities measured at fair value	$-	$50,809	$50,809

	Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	Total
Assets:
Cash and cash equivalents	$426,220	$-	$426,220
Restricted cash	134,739	-	134,739
Inventories carried at market	-	72,320	72,320
Unrealized gains on derivatives	-	26,738	26,738
Other assets	111	8	119
Total assets measured at fair value	$561,070	$99,066	$660,136

Liabilities:
Accounts payable (1)	$-	$12,617	$12,617
Accrued and other liabilities (2)	-	3,260	3,260
Unrealized losses on derivatives	-	26,117	26,117
Other liabilities (2)	-	7,788	7,788
Total liabilities measured at fair value	$-	$49,782	$49,782

(1)Accounts payable is generally stated at historical amounts with the exception of $5.5 million and $12.6 million at March 31, 2022 and December 31, 2021, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

(2)As of both March 31, 2022 and December 31, 2021, respectively, accrued and other liabilities includes $3.3 million and $3.3 million and other liabilities includes $7.8 million and $7.6 million of consideration related to potential earn-out payments recorded at fair value.

As of March 31, 2022, the fair value of the company’s debt was approximately $1,023.5 million compared with a book value of $903.8 million. At December 31, 2021, the fair value of the company’s debt was approximately $891.1 million compared with a book value of $722.7 million. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair values of its marketable securities approximated book value, which was $24.9 million and $124.9 million at March 31, 2022 and December 31, 2021, respectively. The company believes the fair values of its accounts receivable approximated book value, which was $142.0 million and $120.0 million at March 31, 2022 and December 31, 2021, respectively.

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

The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues:
Ethanol production:
Revenues from external customers	$637,553	$423,722
Intersegment revenues	-	-
Total segment revenues	637,553	423,722
Agribusiness and energy services:
Revenues from external customers	142,877	128,821
Intersegment revenues	5,835	5,123
Total segment revenues	148,712	133,944
Partnership:
Revenues from external customers	1,005	1,097
Intersegment revenues	18,095	19,309
Total segment revenues	19,100	20,406
Revenues including intersegment activity	805,365	578,072
Intersegment eliminations	(23,930)	(24,432)
Total Revenues	$781,435	$553,640

Refer to Note 2 - Revenue, for further disaggregation of revenue by operating segment.

	Three Months Ended March 31,
	2022	2021
Cost of goods sold:
Ethanol production	$661,560	$415,525
Agribusiness and energy services	134,439	116,074
Intersegment eliminations	(23,490)	(22,366)
	$772,509	$509,233

	Three Months Ended March 31,
	2022	2021
Operating income (loss):
Ethanol production (1)	$(51,158)	$(20,320)
Agribusiness and energy services	10,408	13,346
Partnership	11,809	12,871
Intersegment eliminations	(440)	(2,066)
Corporate activities (2)	(18,521)	27,516
	$(47,902)	$31,347

(1)Operating loss for ethanol production includes an inventory lower of cost or net realizable value adjustment charge of $13.2 million for the three months ended March 31, 2022.

(2)Corporate activities for the three months ended March 31, 2021 include a $36.9 million gain on sale of assets.

	Three Months Ended March 31,
	2022	2021
Depreciation and amortization:
Ethanol production	$18,432	$18,528
Agribusiness and energy services	464	607
Partnership	898	887
Corporate activities	605	659
	$20,399	$20,681

The following table sets forth total assets by operating segment (in thousands):

	March 31, 2022	December 31, 2021
Total assets (1):
Ethanol production	$1,093,026	$1,101,151
Agribusiness and energy services	608,136	487,164
Partnership	98,692	100,349
Corporate assets	479,185	524,206
Intersegment eliminations	(26,538)	(53,115)
	$2,252,501	$2,159,755

(1)Asset balances by segment exclude intercompany balances.

6. INVENTORIES

Inventories are carried at the lower of cost or net realizable value, except fair-value hedged inventories. As of March 31, 2022, the company recorded a $13.2 million lower of cost or net realized value inventory adjustment reflected in cost of goods sold within the ethanol production segment. There was no lower of cost or market inventory adjustment as of December 31, 2021.

The components of inventories are as follows (in thousands):

	March 31, 2022	December 31, 2021
Finished goods	$132,198	$91,448
Commodities held for sale	5,141	72,320
Raw materials	119,122	50,604
Work-in-process	22,255	19,783
Supplies and parts	35,234	33,683
	$313,950	$267,838

7. DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2022, the company’s consolidated balance sheet reflected unrealized losses of $8.9 million, net of tax, in accumulated other comprehensive loss. The company expects these items will be reclassified as operating income (loss) over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income (loss) will differ as commodity prices change.

Fair Values of Derivative Instruments

The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives'			Liability Derivatives'
	Fair Value			Fair Value
	March 31, 2022		December 31, 2021	March 31, 2022		December 31, 2021
Derivative financial instruments	$54,149	(1)	$26,738	$34,206	(2)	$26,117	(3)
Other assets	464		8	-		-
Other liabilities	-		-	1		196
Total	$54,613		$26,746	$34,207		$26,313

(1)At March 31, 2022, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange traded futures and options contracts of $1.9 million, which included $0.9 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

(2)At March 31, 2022, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange traded futures and options contracts of $30.4 million.

(3)At December 31, 2021, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange traded futures and options contracts of $17.1 million, which include $1.3 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments.

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

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other	Three Months Ended March 31,
Comprehensive Income into Income	2022	2021
Revenues	$(628)	$(15,188)
Cost of goods sold	3,294	16,999
Net gain (loss) recognized in income (loss) before income taxes	$2,666	$1,811

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain (Loss) Recognized in Other Comprehensive Income on	Three Months Ended March 31,
Derivatives	2022	2021
Commodity contracts	$7,307	$(6,376)

A portion of the company’s derivative instruments are considered economic hedges and as such are not designated as hedging instruments. The company uses exchange-traded futures and options contracts to manage its net position of product inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations. Derivatives, including exchange traded contracts and forward commodity purchase or sale contracts, and inventories of certain agricultural products, which include amounts acquired under deferred pricing contracts, are stated at fair value. Inventories are not considered a derivative, rather they are carried at the lower of cost or market. As such, changes in the fair value of inventories are not included in the table below.

		Amount of Gain (Loss)
		Recognized in Income on Derivatives
Derivatives Not Designated as	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
Hedging Instruments	on Derivatives	2022	2021
Commodity contracts	Revenues	$(5,358)	$(40,794)
Commodity contracts	Costs of goods sold	(48,402)	8,563
Net gain (loss) recognized in income (loss) before income taxes		$(53,760)	$(32,231)

The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	March 31, 2022		December 31, 2021
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Inventories	$70,460	$21,326	$72,320	$6,291

Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Three Months Ended March 31,
	2022		2021
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$(628)	$3,294	$(15,188)	$16,999

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Hedged item	-	18,386	-	7,967
Derivatives designated as hedging instruments	-	(17,244)	-	(7,108)
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$(628)	$4,436	$(15,188)	$17,858

There were no gains or losses from discontinuing cash flow or fair value hedge treatment during the three months ended March 31, 2022 and 2021.

The open commodity derivative positions as of March 31, 2022, are as follows (in thousands):

	Exchange Traded (1)		Non-Exchange Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	(19,985)				Bushels	Corn
Futures	(8,205)	(3)			Bushels	Corn
Futures	(2,142)				Gallons	Ethanol
Futures	5,398				MmBTU	Natural Gas
Futures	(960)	(3)			MmBTU	Natural Gas
Options	32,007				Pounds	Soybean Oil
Options	5,102				Bushels	Corn
Options	487				MmBTU	Natural Gas
Forwards			55,634	(123)	Bushels	Corn
Forwards			-	(274,797)	Gallons	Ethanol
Forwards			173	(381)	Tons	Distillers Grains
Forwards			-	(110,529)	Pounds	Corn Oil
Forwards			18,501	(482)	MmBTU	Natural Gas

(1)Exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.

(2)Non-exchange traded forwards are presented on a gross long and (short) position basis including both fixed-price and basis contracts.

(3)Futures used for fair value hedges.

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $0.8 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively, on energy trading contracts.

8. DEBT

The components of long-term debt are as follows (in thousands):

	March 31, 2022	December 31, 2021
Corporate:
2.25% convertible notes due 2027 (1)	$230,000	$230,000
4.00% convertible notes due 2024 (2)	64,000	64,000
4.125% convertible notes due 2022 (3)	34,316	34,316
Green Plains SPE LLC:
$125.0 million junior secured mezzanine notes due 2026 (4)	125,000	125,000
Green Plains Wood River and Green Plains Shenandoah:
$75.0 million delayed draw loan agreement (5)	75,000	30,000
Green Plains Partners:
$60.0 million term loan (6) (7)	58,969	60,000
Other	15,363	15,531
Total book value of long-term debt	602,648	558,847
Unamortized debt issuance costs	(9,010)	(9,556)
Less: current maturities of long-term debt	(35,701)	(35,285)
Total long-term debt	$557,937	$514,006

(1)Includes $6.2 million and $6.5 million of unamortized debt issuance costs as of March 31, 2022 and December 31, 2021, respectively.

(2)Includes $1.1 million and $1.2 million of unamortized debt issuance costs as of March 31, 2022 and December 31, 2021, respectively.

(3)Includes $0.1 million of unamortized debt issuance costs as of both March 31, 2022 and December 31, 2021, respectively.

(4)Includes $0.8 million and $0.9 million of unamortized debt issuance costs as of March 31, 2022 and December 31, 2021, respectively.

(5)On September 3, 2020, Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of the company, entered into a $75.0 million delayed draw loan agreement. Includes $0.3 million of unamortized debt issuance costs as of both March 31, 2022 and December 31, 2021, respectively.

(6)The Green Plains Partners credit facility was amended on July 20, 2021, to $60.0 million and includes $0.5 million of unamortized debt issuance costs as of both March 31, 2022 and December 31, 2021, respectively.

(7)On February 11, 2022, the term loan was modified to allow Green Plains Partners and its affiliates to repurchase outstanding notes. On the same day, the partnership purchased $1.0 million of the outstanding notes from accounts and funds managed by BlackRock and subsequently retired the notes.

The components of short-term notes payable and other borrowings are as follows (in thousands):

	March 31, 2022	December 31, 2021
Green Plains Finance Company, Green Plains Grain and Green Plains Trade:
$350.0 million revolver	$305,000	$-
Green Plains Commodity Management:
$40.0 million hedge line	5,190	16,210
Green Plains Trade:
$300.0 million revolver	-	137,208
Green Plains Grain:
$100.0 million revolver	-	20,000
	$310,190	$173,418

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

In August 2016, the company issued $170.0 million of 4.125% convertible senior notes due in 2022, or the 4.125% notes. The 4.125% notes are senior, unsecured obligations of the company, with interest payable on March 1 and September 1 of each year. The company anticipates it will settle the 4.125% notes in a combination of cash and common stock. The notes are convertible at the Holder’s option. The initial conversion rate is 35.7143 shares of common stock per $1,000 of principal, which is equal to a conversion price of approximately $28.00 per share. The conversion rate will be subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; the event of a cash dividend or distribution; or a tender or exchange offering.

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

Agribusiness and Energy Services Segment

On March 25, 2022, Green Plains Finance Company, Green Plains Grain and Green Plains Trade (collectively, the “Borrowers”), all wholly owned subsidiaries of the company, together with the company, as guarantor, entered into a five-year, $350.0 million senior secured sustainability-linked revolving Loan and Security Agreement (the “Facility”) with a group of financial institutions. This transaction refinanced the separate credit facilities previously held by Green Plains Grain and Green Plains Trade. The Facility matures on March 25, 2027.

The Facility includes revolving commitments totaling $350.0 million and an accordion feature whereby amounts available under the Facility may be increased by up to $100.0 million of new lender commitments subject to certain conditions. Each SOFR rate loan shall bear interest for each day at a rate per annum equal to the Term SOFR rate for the outstanding period plus a Term SOFR adjustment and an applicable margin of 2.25% to 2.50%, which is dependent on undrawn availability under the Facility. Each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable margin of 1.25% to 1.50%, which is dependent on undrawn availability under the Facility. The unused portion of the Facility is also subject to a commitment fee of 0.275% to 0.375%, dependent on undrawn availability. Additionally, the applicable margin and commitment fee are subject to certain increases or decreases of up to 0.10% and 0.025%, respectively, tied to the company’s achievement of certain sustainability criteria, including the reduction of greenhouse gas emissions, recordable incident rate reduction, increased corn oil production and the implementation of technology to produce sustainable ingredients.

The Facility contains customary affirmative and negative covenants, as well as the following financial covenants to be calculated as of the last day of any month: the current ratio of the Borrowers shall not be less than 1.00 to 1.00; the collateral coverage ratio of the Borrowers shall not be less than 1.20 to 1.00; and the debt to capitalization ratio of the company shall not be greater than 0.60 to 1.00.

The Facility also includes customary events of default, including without limitation, failure to make required payments of principal or interest, material incorrect representations and warranties, breach of covenants, events of bankruptcy and other certain matters. The Facility is secured by the working capital assets of the Borrowers and is guaranteed by the company.

Green Plains Commodity Management has an uncommitted $40.0 million revolving credit facility which matures April 30, 2023, to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to SOFR plus 1.75%. The company had $5.2 million short-term notes payable related to this credit facility as of March 31, 2022.

Ethanol Production Segment

On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon, issued $125.0 million of junior secured mezzanine notes due 2026 (the “Junior Notes”) with BlackRock, a holder of a portion of the company’s common stock, for the purchase of all notes issued.

The Junior Notes will mature on February 9, 2026 and are secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. The proceeds of the Junior Notes are being used to construct MSCTM protein technology at the Green Plains Obion and Green Plains Mount Vernon facilities. The Junior Notes accrue interest at an annual rate of 11.75%. However, subject to the satisfaction of certain conditions, the Green Plains SPE LLC may elect to pay an amount in cash equal to interest accruing at a rate of 6.00% per annum plus an amount equal to interest accruing at a rate of 6.75% per annum to be paid in kind. The entire outstanding principal balance, plus any accrued and unpaid interest is due upon maturity. Green Plains SPE LLC is required to comply with certain financial covenants regarding minimum liquidity at Green Plains and a maximum aggregate loan to value. The Junior Notes can be retired or refinanced after 42 months with no prepayment premium. The Junior Notes have an unsecured parent guarantee from the company and have certain limitations on distributions, dividends or loans to the company unless there will not exist any event of default. Funds associated with the Junior Notes are administered by a trustee and are included in the balance of restricted cash as of March 31, 2022.

On September 3, 2020, Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of the company, entered into a delayed draw loan agreement with MetLife Real Estate Lending LLC. The $75.0 million delayed draw loan matures on September 1, 2035 and is secured by substantially all of the assets of the Wood River and Shenandoah facilities. The proceeds from the loan were used to add MSCTM protein technology at the Wood River and Shenandoah facilities as well as other capital expenditures.

The delayed draw loan bears interest at a fixed rate of 5.02%, plus an interest rate premium of 1.5% until the loan is fully drawn. The remaining availability was drawn in the first quarter of 2022. Beginning in the second quarter of 2022, the interest rate premium may be adjusted quarterly from 0.00% to 1.50% based on the leverage ratio of total funded debt to EBITDA of Wood River and Shenandoah. Principal payments of $1.5 million per year begin 24 months from the closing date. Prepayments are prohibited until September 2024. Financial covenants of the delayed draw loan agreement include a minimum loan to value ratio of 50%, a minimum fixed charge coverage ratio of 1.25x commencing on June 30, 2021, a total debt service reserve of six months of future principal and interest payments and a minimum working capital requirement at Green Plains of not less than $0.10 per gallon of nameplate capacity or $95.8 million. The loan is guaranteed by the company and has certain limitations on distributions, dividends or loans to Green Plains by Wood River and Shenandoah unless immediately after giving effect to such action, there will not exist any event of default.

The company also has small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.

Partnership Segment

Green Plains Partners has a term loan to fund working capital, capital expenditures and other general partnership purposes. On July 20, 2021, the prior credit facility was amended to $60.0 million, extending the maturity to July 20, 2026, and converting the credit facility to a term loan. Under the terms of the amended agreement, BlackRock purchased the outstanding balance of the prior credit facility from the previous lenders. Interest on the amended term loan is based on 3-month LIBOR plus 8.00%, with a 0% LIBOR floor. Interest is payable on the 15th day of each March, June, September and December during the term with the first interest payment being September 15, 2021. The amended term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter beginning twelve months after the closing date. On February 11, 2022, the amended term loan was modified to allow Green Plains Partners and its affiliates to repurchase outstanding notes. On the same day, the partnership purchased $1.0 million of the outstanding notes from accounts and funds managed by BlackRock and subsequently retired the notes.

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

Covenant Compliance

The company was in compliance with its debt covenants as of March 31, 2022.

Restricted Net Assets

At March 31, 2022, there were approximately $108.8 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

9. STOCK-BASED COMPENSATION

The company has an equity incentive plan which reserved a total of 5.7 million shares of common stock for issuance pursuant to the plan, of which 1.7 million shares remain outstanding and available. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, restricted and deferred stock unit awards and performance share awards to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date, with no adjustments for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis.

Restricted Stock Awards and Deferred Stock Units

The non-vested stock award and deferred stock unit activity for the three months ended March 31, 2022, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2021	793,337	$14.64
Granted	257,002	29.91
Forfeited	(5,954)	20.12
Vested	(240,223)	13.65
Non-Vested at March 31, 2022	804,162	$19.77	2.5

Performance Shares

On March 14, 2022, February 18, 2021 and March 18, 2020, the board of directors granted performance shares to be awarded in the form of common stock to certain participants of the plan. These performance shares vest based on the level of achievement of certain performance goals, including the incremental value achieved from various metrics including but not limited to the company’s high-protein initiatives, annual production levels and return on investment (ROI). The performance shares were granted at a target of 100%, but each performance share can be reduced or increased depending on results for the performance period. If the company achieves the maximum performance goals, the maximum amount of shares available to be issued pursuant to the 2022, 2021 and 2020 awards are 1,210,935 performance shares which represents approximately 251% of the 482,811 performance shares which remain outstanding. The actual number of performance shares that will ultimately vest is based on the actual performance targets achieved at the end of each performance period.

On February 19, 2019, the board of directors granted performance shares to be awarded in the form of common stock to certain participants of the plan. The performance shares were granted at a target of 100%, but each performance share was reduced or increased depending on results for the performance period for the company’s average return on net assets, and the company’s total shareholder return relative to that of the company’s performance peer group. On February 19, 2022, based on the criteria discussed above, the 149,933 2019 performance shares vested at 75%, which resulted in the issuance of 112,450 shares of common stock.

The non-vested performance share award activity for the three months ended March 31, 2022, is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2021	486,155	$13.93
Granted	146,589	29.47
Vested	(149,933)	15.31
Non-Vested at March 31, 2022	482,811	$18.22	2.5

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

There was no change in the number of non-vested unit-based awards for the three months ended March 31, 2022.

Stock-Based and Unit Based Compensation Expense

Compensation costs for stock-based and unit-based payment plans were $1.9 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, there was $19.2 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.5 years. The potential tax benefit related to stock-based payment is approximately 21.4% of these expenses.

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

The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
EPS - basic and diluted:
Net loss attributable to Green Plains	$(61,474)	$(6,545)
Weighted average shares outstanding - basic and diluted	52,887	37,695
EPS - basic and diluted:	$(1.16)	$(0.17)

Anti-dilutive weighted-average convertible debt, warrants and stock-based compensation (1)	13,823	13,714

(1)The effect related to the company’s convertible debt, warrants and certain stock-based compensation awards has been excluded from diluted EPS for the periods presented as the inclusion of these shares would have been antidilutive.

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

The company has reserved 2,550,000 shares of common stock for the exercise of warrants to non-employees, of which 2,275,000 are exercisable, and are treated as equity based awards and recorded as a reduction in additional paid-in capital. The remaining 275,000 warrants, of which 55,555 are exercisable as a result of achieving certain earn-out provisions and 219,445 are contingent upon certain earn-out provisions, are treated as liability based awards, and valued quarterly using the company’s stock price. These warrants could potentially dilute basic earnings per share in future periods. The exercise price of the warrants is $22.00 and expiration dates are December 8, 2025 for 275,000 warrants, February 9, 2026 for 275,000 warrants and April 28, 2026 for 2,000,000 warrants.

Convertible Note Exchange

On May 18, 2021, the company completed a privately negotiated exchange agreement with certain noteholders of the company’s 4.00% notes, pursuant to which the noteholders agreed to exchange $51.0 million in aggregate principal for 3,568,705 shares of the company’s common stock at an implied price of $26.80.

Components of stockholders’ equity for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

								Total
			Additional	Retained	Accum. Other			Green Plains	Non-	Total
	Common Stock		Paid-in	Earnings	Comp. Income	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Loss)	Shares	Amount	Equity	Interests	Equity

Balance, December 31, 2021	61,840	$62	$1,069,573	$(15,199)	$(12,310)	8,244	$(91,626)	$950,500	$151,519	$1,102,019
Net income (loss)	-	-	-	(61,474)	-	-	-	(61,474)	5,602	(55,872)
Distributions declared	-	-	-	-	-	-	-	-	(5,122)	(5,122)
Other comprehensive income (loss) before reclassification	-	-	-	-	5,386	-	-	5,386	-	5,386
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-	(1,965)	-	-	(1,965)	-	(1,965)
Other comprehensive income (loss), net of tax	-	-	-	-	3,421	-	-	3,421	-	3,421
Investment in subsidiary	-	-	-	-	-	-	-	-	24	24
Stock-based compensation	226	-	(1,922)	-	-	-	-	(1,922)	59	(1,863)
Balance, March 31, 2022	62,066	$62	$1,067,651	$(76,673)	$(8,889)	8,244	$(91,626)	$890,525	$152,082	$1,042,607

								Total
			Additional	Retained	Accum. Other			Green Plains	Non-	Total
	Common Stock		Paid-in	Earnings	Comp. Income	Treasury Stock		Stockholders'	Controlling	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Loss)	Shares	Amount	Equity	Interests	Equity

Balance, December 31, 2020	47,471	$47	$691,393	$50,793	$(2,172)	11,813	$(131,287)	$608,774	$129,812	$738,586
Net income (loss)	-	-	-	(6,545)	-	-	-	(6,545)	4,566	(1,979)
Distributions declared	-	-	-	-	-	-	-	-	(1,395)	(1,395)
Other comprehensive income (loss) before reclassification	-	-	-	-	(4,849)	-	-	(4,849)	-	(4,849)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-	(1,377)	-	-	(1,377)	-	(1,377)
Other comprehensive income (loss), net of tax	-	-	-	-	(6,226)	-	-	(6,226)	-	(6,226)
Investment in subsidiaries	-	-	-	-	-	-	-	-	3,330	3,330
Issuance of warrants	-	-	3,431	-	-	-	-	3,431	(3,431)	-
Issuance of common stock for cash at $23.00 per share, net of fees	8,752	9	191,125	-	-	-	-	191,134	-	191,134
Stock-based compensation	230	-	(3,000)	-	-	-	-	(3,000)	79	(2,921)
Balance, March 31, 2021	56,453	$56	$882,949	$44,248	$(8,398)	11,813	$(131,287)	$787,568	$132,961	$920,529

Amounts reclassified from accumulated other comprehensive income are as follows (in thousands):

	Three Months Ended March 31,		Statements of Operations
	2022	2021	Classification
Gains (losses) on cash flow hedges:
Commodity derivatives	$(628)	$(15,188)	(1)
Commodity derivatives	3,294	16,999	(2)
Total gains on cash flow hedges	2,666	1,811	(3)
Income tax expense	(701)	(434)	(4)
Amounts reclassified from accumulated other comprehensive income (loss)	$1,965	$1,377

(1)Revenues

(2)Costs of goods sold

(3)Loss before income taxes and income (loss) from equity method investees

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

The company recorded income tax benefit of $1.2 million for the three months ended March 31, 2022, compared with income tax expense of $1.9 million for the same period in 2021. The increase in income tax benefit was primarily due to the release of a valuation allowance against decreases in certain deferred tax assets for the three months ended March 31, 2022 compared to income tax expense recorded for the three months ended March 31, 2021, to reflect the recording of a valuation allowance against increases in certain deferred tax assets. The amount of unrecognized tax benefits for uncertain tax positions was $51.4 million as of March 31, 2022 and December 31, 2021.

The effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.

13. COMMITMENTS AND CONTINGENCIES

Lease Expense

The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to approximately 15.6 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations that are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.

The company may sublease certain of its railcars to third parties on a short-term basis. The subleases are classified as operating leases, with the associated sublease income being recognized on a straight-line basis over the lease term.

The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease expense
Operating lease expense	$4,998	$4,934
Variable lease expense (1)	179	69
Total lease expense	$5,177	$5,003

(1)Represents amounts incurred in excess of the minimum payments required for a certain building lease and for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,845	$4,832

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,709	6,464

Right-of-use assets and lease obligations derecognized due to lease modifications:
Operating leases	-	51

Supplemental balance sheet information related to operating leases is as follows:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term	5.5 years	5.5 years

Weighted average discount rate	4.11%	4.16%

Aggregate minimum lease payments under the operating lease agreements for the remainder of 2022 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2022	$14,455
2023	17,315
2024	14,774
2025	10,405
2026	4,844
Thereafter	14,353
Total	76,146
Less: Present value discount	(9,054)
Lease liabilities	$67,092

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

Commodities, Storage and Transportation

As of March 31, 2022, the company had contracted future purchases of grain, natural gas, and distillers grains, valued at approximately $532.4 million and future commitments for storage and transportation, valued at approximately $31.4 million.

Legal

The company is currently involved in litigation that has arisen during the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this report together with our annual report on Form 10-K for the year ended December 31, 2021.

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

Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2021, Part II, Item 1A – Risk Factors in this report, or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to a number of economic conditions, including: disruption caused by health epidemics, such as the COVID-19 outbreak; competition in the ethanol industry and other industries in which we operate; commodity market risks, including those that may result from weather conditions; financial market risks; counterparty risks; risks associated with changes to government policy or regulation, including changes to tax laws; risks related to acquisition and disposition activities and achieving anticipated results; risks associated with merchant trading; risks related to our equity method investees and other factors detailed in reports filed with the SEC. Additional risks related to Green Plains Partners LP include compliance with commercial contractual obligations, potential tax consequences related to our investment in the partnership and risks disclosed in the partnership’s SEC filings associated with the operation of the partnership as a separate, publicly traded entity.

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

Overview

Green Plains is an Iowa corporation founded in June 2004 as a producer of low carbon fuels and has grown to be one of the leading corn processors in the world. We continue the transition from a commodity-processing business to a value-add agricultural technology company focusing on creating diverse, non-cyclical, higher margin products. In addition, we are currently undergoing a number of project initiatives to improve margins. Through our Total Transformation Plan to a value-add agricultural technology company discussed below, we believe we can further increase margin per gallon by producing additional value-added ingredients, such as Ultra-High Protein, while expanding corn oil yields.

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

We formed Green Plains Partners LP, a master limited partnership, to be our primary downstream storage and logistics provider since its assets are the principal method of storing and delivering the ethanol we produce. The partnership completed its initial public offering on July 1, 2015. As of March 31, 2022, we own a 48.9% limited partner interest, a 2.0% general partner interest and all of the partnership’s incentive distribution rights. The public owns the remaining 49.1% limited partner interest. The partnership is consolidated in our financial statements.

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

We have also upgraded our York facility to include USP grade alcohol capabilities. We began pilot scale batch operations at the CST production facility at our York Innovation Center in the second quarter of 2021, which may allow for the production of both food and industrial grade dextrose to target applications in food production, renewable chemicals and synthetic biology. We announced the Shenandoah biorefinery as the first location to deploy FQT CSTTM at commercial scale. We also anticipate modifying additional biorefineries to include FQT CSTTM production capabilities to meet anticipated future customer demands.

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

Our profitability is highly dependent on commodity prices, particularly for ethanol, industrial alcohol, distillers grains, corn oil, soybean meal, corn, and natural gas. Since market price fluctuations of these commodities are not always correlated, our operations may be unprofitable at times. We use a variety of risk management tools and hedging strategies to monitor price risk exposure at our ethanol plants and lock in favorable margins or reduce production when margins are compressed. Our profitability could be significantly impacted by price movements of the aforementioned commodities, specifically including market volatility related to corn as a result of current geopolitical events, including the war in Ukraine.

Recent Developments

New Financing to Replace Existing Working Capital Facilities

On March 25, 2022, Green Plains Finance Company, Green Plains Grain and Green Plains Trade, all of which are wholly owned subsidiaries, together with the company, as guarantor, entered into a five-year, $350.0 million senior secured sustainability-linked revolving Loan and Security Agreement (the “Facility”) with a group of financial institutions led by ING Capital LLC (“ING”) as Agent and ING, PNC Capital Markets LLC, Fifth Third Bank, National Association, Bank of America, N.A. and BMO Harris Bank, N.A., as Joint Lead Arrangers. This transaction refinanced the separate credit facilities previously held by Green Plains Grain and Green Plains Trade. The Facility matures on March 25, 2027.

Results of Operations

During the first quarter of 2022, we experienced a weak ethanol margin environment due to industry overproduction, combined with larger ethanol stocks, and a surge in COVID variants that hindered driving demand. We maintained an average utilization rate of approximately 83.1% of capacity, resulting in ethanol production of 196.3 mmg for the first quarter of 2022, compared with 178.0 mmg, or 71.1% of capacity, for the same quarter last year. The increase in the average utilization rate was primarily due to nearing the completion of our plant modernization and upgrade program during the current quarter. Our operating strategy is to transform our company to a value-add agricultural technology company. However, in the current environment, we may continue to exercise operational discretion that results in reductions in production. Additionally, we may operate at less than our capacity resulting in lower production rates due to various construction projects. It is possible that production could be below minimum volume commitments in the future, depending on various factors that drive each biorefineries variable contribution margin, including future driving and gasoline demand for the industry. We are currently producing Ultra-High Protein at two locations and have also deployed FQT MSCTM Ultra-High Protein process technology at three additional locations, which we expect to be operational by the middle to last half of 2022. We are striving to deploy the MSC™ protein technology across our platform to take advantage of the world’s growing demand for protein feed ingredients and low-carbon renewable corn oil.

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 1.02 million barrels per day during the first quarter of 2022, which was 12.5% higher than the 0.91 million barrels per day for the same quarter last year. Refiner and blender input volume increased 6.1% to 840 thousand barrels per day for the first quarter of 2022, compared with 792 thousand barrels per day for the same quarter last year. Gasoline demand increased 0.5 million barrels per day, or 6.3% during the first quarter of 2022 compared to the prior year. U.S. domestic ethanol ending stocks increased by approximately 5.4 million barrels compared to the prior year, or 25.6%, to 26.5 million barrels as of March 31, 2022. As of March 31, 2022, according to Prime the Pump, there were approximately 2,630 retail stations selling E15 in 31 states, up from 2,555 at the beginning of the year, and 267 pipeline terminal locations now offering E15 to wholesale customers.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports through February 28, 2022, were approximately 267 mmg, in line with the 266 mmg for the same period of 2021. Canada was the largest export destination for U.S. ethanol accounting for 25% of domestic ethanol export volume. India, South Korea, Brazil and Mexico accounted for 17%, 11%, 8% and 7%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.3 to 1.5 billion gallons in 2022, based on historical demand from a variety of countries and certain countries that seek to improve their air quality and eliminate MTBE from their own fuel supplies.

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

Federal mandates and state-level clean fuel programs supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying the fuel supply, and reducing the country’s dependence on foreign oil. Consumer acceptance of FFV and higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in U.S. market share. In addition, expansion of clean fuel programs in other states, or a national LCFS could increase the demand for ethanol, depending on how it is structured.

The RFS sets a floor for biofuels use in the United States. When the RFS was established in 2010, the required volume of conventional, or corn-based, ethanol to be blended with gasoline was to increase each year until it reached 15 billion gallons in 2015, which left the EPA to address existing limitations in both supply and demand. As of this filing, the EPA has proposed reducing the conventional ethanol RVOs for 2020 and 2021 to reflect lower fuel demand during the pandemic, and proposed the statutory 15 billion gallons for 2022.

According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022, the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total RVO was more than 20% below the statutory volume levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post 2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. However, in late 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020. It is unclear when or if the current EPA will propose a reset rulemaking, though they have stated an intention to propose a post 2022 set rulemaking as required by law.

Under the RFS, RINs and SREs are important tools impacting supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS mandated volumes. Ethanol producers assign RINs to renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs affects the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for the 2016, 2017 and 2018 reporting years than they had in prior years, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly. In the waning days of the previous administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the Trump Administration, totaling 4.3 billion gallons of potential blending demand erased. The EPA, under the current administration, reversed the three SREs issued in the final weeks of the previous administration, and in the RVO rulemaking they proposed denying all pending SREs. There are multiple legal challenges to how the EPA has handled SREs and RFS rulemakings. On April 22, 2022, the U.S. District Court for D.C. approved a consent decree agreement between Growth Energy and EPA that requires the agency to finalize the RVO proposals by no later than June 3, 2022.

The One-Pound Waiver, which was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer, was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 to non-FFVs is uncertain. The Supreme Court declined to hear a challenge to this ruling. On April 12, 2022, the President announced that he has directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the summer months, and that the temporary waiver should be extended as long as the gasoline supply emergency lasts. As of this filing, E15 is sold year-round in 31 states.

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

To respond to COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the CARES Act in March 2020, which created and funded multiple programs that have impacted our industry. The CARES Act also allowed for certain net operating loss carrybacks, which has allowed us to receive certain tax refunds. In December 2020, Congress passed and then the President signed into law an annual spending package coupled with another COVID relief bill which included additional funds for the Secretary of Agriculture to distribute to those impacted by the pandemic. The language of the bill specifically includes biofuels producers as eligible for some of this aid, and in June of 2021, USDA announced a $700.0 million Biofuel Producer Program to distribute these funds to impacted producers of ethanol, biodiesel and other renewable fuels, and they provided the specifics for the application process in December of 2021. Applications were due in February 2022, and the USDA has indicated they will calculate and distribute payments in the first half of 2022.

Comparability of our Financial Results

There are various events that affect comparability of our operating results from 2022 to 2021, including ethanol production rates and the disposition of our Ord, Nebraska plant in March 2021.

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

As of March 31, 2022, we, together with our subsidiaries, own a 48.9% limited partner interest and a 2.0% general partner interest in the partnership and own all of the partnership’s incentive distribution rights, with the remaining 49.1% limited partner interest owned by public common unitholders. We consolidate the financial results of the partnership, and record a noncontrolling interest for the economic interest in the partnership held by the public common unitholders.

Segment Results

The selected operating segment financial information are as follows (in thousands):

	Three Months Ended March 31,		%
	2022	2021	Variance
Revenues:
Ethanol production:
Revenues from external customers	$637,553	$423,722	50.5%
Intersegment revenues	-	-	*
Total segment revenues	637,553	423,722	50.5
Agribusiness and energy services:
Revenues from external customers	142,877	128,821	10.9
Intersegment revenues	5,835	5,123	13.9
Total segment revenues	148,712	133,944	11.0
Partnership:
Revenues from external customers	1,005	1,097	(8.4)
Intersegment revenues	18,095	19,309	(6.3)
Total segment revenues	19,100	20,406	(6.4)
Revenues including intersegment activity	805,365	578,072	39.3
Intersegment eliminations	(23,930)	(24,432)	(2.1)
Revenues as reported	$781,435	$553,640	41.1%

	Three Months Ended March 31,		%
	2022	2021	Variance
Cost of goods sold:
Ethanol production	$661,560	$415,525	59.2%
Agribusiness and energy services	134,439	116,074	15.8
Intersegment eliminations	(23,490)	(22,366)	5.0
	$772,509	$509,233	51.7%

	Three Months Ended March 31,		%
	2022	2021	Variance
Operating income (loss):
Ethanol production (1)	$(51,158)	$(20,320)	151.8%
Agribusiness and energy services	10,408	13,346	(22.0%)
Partnership	11,809	12,871	(8.3)
Intersegment eliminations	(440)	(2,066)	(78.7)
Corporate activities (2)	(18,521)	27,516	*
	$(47,902)	$31,347	*%

(1)Operating loss for ethanol production includes an inventory lower of cost or net realizable value adjustment of $13.2 million for the three months ended March 31, 2022.

(2)Corporate activities for the three months ended March 31, 2021 included a $36.9 million pretax gain on sale of assets.

	Three Months Ended March 31,		%
	2022	2021	Variance
Depreciation and amortization:
Ethanol production	$18,432	$18,528	(0.5%)
Agribusiness and energy services	464	607	(23.6)
Partnership	898	887	1.2
Corporate activities	605	659	(8.2)
	$20,399	$20,681	(1.4%)

* Percentage variance not considered meaningful.

We use EBITDA and adjusted EBITDA as segment measures of profitability to compare the financial performance of our reportable segments and manage those segments. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs. Adjusted EBITDA includes adjustments related to gains or losses on sale of assets and our proportional share of EBITDA adjustments of our equity method investees. We believe EBITDA and adjusted EBITDA are useful measures to compare our performance against other companies. EBITDA and adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income, which is prepared in accordance with GAAP. EBITDA and adjusted EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA and adjusted EBITDA may not be comparable with a similarly titled measure of other companies.

The following table reconciles net loss including noncontrolling interest to adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(55,872)	$(1,979)
Interest expense (1)	8,806	31,679
Income tax expense (benefit)	(1,153)	1,862
Depreciation and amortization (2)	20,399	20,681
EBITDA	(27,820)	52,243
Gain on sale of assets, net	-	(36,893)
Proportional share of EBITDA adjustments to equity method investees	45	44
Adjusted EBITDA	$(27,775)	$15,394

(1)Interest expense for the three months ended March 31, 2021 includes a loss upon extinguishment of convertible notes of $22.1 million.

(2)Excludes the change in operating lease right-of-use assets and amortization of debt issuance costs.

The following table reconciles segment EBITDA to consolidated adjusted EBITDA (in thousands):

	Three Months Ended March 31,		%
	2022	2021	Variance
Adjusted EBITDA:
Ethanol production (1)	$(32,726)	$(1,789)	*%
Agribusiness and energy services	10,723	13,951	(23.1)
Partnership	12,882	13,933	(7.5)
Intersegment eliminations	(919)	(2,066)	(55.5)
Corporate activities (2)	(17,780)	28,214	*
EBITDA	(27,820)	52,243	*
Gain on sale of assets, net	-	(36,893)	*
Proportional share of EBITDA adjustments to equity method investees	45	44	2.3
Adjusted EBITDA	$(27,775)	$15,394	*%

(1)Includes an inventory lower of cost or net realizable value adjustment of $13.2 million for the three months ended March 31, 2022.

(2)Includes corporate expenses, offset by the gain on sale of assets of $36.9 million for the three months ended March 31, 2021.

* Percentage variance not considered meaningful.

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Consolidated Results

Consolidated revenues increased $227.8 million for the three months ended March 31, 2022 compared with the same period in 2021 primarily due to higher prices on ethanol, distillers grains and corn oil and increased trading revenues within our agribusiness and energy services segment.

Operating loss increased $79.2 million and adjusted EBITDA decreased $43.2 million for the three months ended March 31, 2022 compared with the same period last year primarily due to decreased margins on ethanol production. Interest expense decreased $22.9 million for the three months ended March 31, 2022 compared with the same period in 2021 primarily due to the loss upon extinguishment of convertible notes of $22.1 million for the three months ended March 31, 2021. Income tax benefit was $1.2 million for the three months ended March 31, 2022, compared with income tax expense of $1.9 million for the same period in 2021 primarily due to the release of a valuation allowance against decreases in certain deferred tax assets for the three months ended March 31, 2022, compared to a decrease of the valuation allowance recorded against certain deferred tax assets during the three months ended March 31, 2021.

The following discussion provides greater detail about our first quarter segment performance.

Ethanol Production Segment

Key operating data for our ethanol production segment is as follows:

	Three Months Ended March 31,
	2022	2021	% Variance

Ethanol sold
(thousands of gallons)	196,348	178,000	10.3%
Distillers grains sold
(thousands of equivalent dried tons)	516	465	11.0
Corn oil sold
(thousands of pounds)	59,295	46,563	27.3
Corn consumed
(thousands of bushels)	68,304	62,505	9.3%

Revenues in our ethanol production segment increased $213.8 million for the three months ended March 31, 2022 compared with the same period in 2021, primarily due to higher volumes sold and higher prices of ethanol, distillers grains and corn oil.

Cost of goods sold for our ethanol production segment increased $246.0 million for the three months ended March 31, 2022 compared with the same period last year primarily due to higher volumes sold and corn costs. Operating loss increased $30.8 million and EBITDA decreased $30.9 million for the three months ended March 31, 2022 compared with the same period in 2021 primarily due to decreased margins on ethanol production as well as an inventory lower of cost or net realizable value adjustment of $13.2 million. Depreciation and amortization expense for the ethanol production segment was $18.4 million for the three months ended March 31, 2022, compared with $18.5 million for the same period last year.

Agribusiness and Energy Services Segment

Revenues in our agribusiness and energy services segment increased $14.8 million while operating income decreased $2.9 million and EBITDA decreased $3.2 million for the three months ended March 31, 2022 compared with the same period in 2021. The increase in revenues was primarily due to an increase in ethanol, distillers grain and corn oil trading activity driven by higher prices. Operating income and EBITDA decreased primarily as a result of lower trading margins.

Partnership Segment

Revenues generated by our partnership segment decreased $1.3 million for the three months ended March 31, 2022, compared with the same period for 2021. Storage and throughput services revenue decreased $0.7 million due to a reduction in the contracted minimum volume commitment as a result of the sale of the Ord ethanol plant in the first quarter of 2021. Railcar transportation services revenue decreased $0.4 million primarily due to a reduction in average volumetric capacity provided. Trucking and other revenue decreased $0.3 million primarily as a result of lower affiliate freight volume. Operating income and EBITDA both decreased $1.1 million for the three months ended March 31, 2022 compared with the same period in 2021.

Intersegment Eliminations

Intersegment eliminations of revenues decreased by $0.5 million for the three months ended March 31, 2022 compared with the same period in 2021 primarily due to decreased partnership revenues.

Corporate Activities

Operating income was impacted by a decrease in corporate activities of $46.0 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to the $36.9 million gain on sale of assets recorded in the same period last year as well as increased personnel costs and professional fees during the three months ended March 31, 2022.

Income Taxes

We recorded income tax benefit of $1.2 million for the three months ended March 31, 2022, compared with income tax expense of $1.9 million for the same period in 2021. The decrease in the amount of tax expense recorded for the three months ended March 31, 2022 was primarily due to a decrease in the valuation allowance recorded against certain deferred tax assets in the period.

Income (Loss) from Equity Method Investees

Income (loss) from equity method investees decreased $1.0 million for the three months ended March 31, 2022 compared with the same period last year.

Liquidity and Capital Resources

Our principal sources of liquidity include cash generated from operating activities and bank credit facilities. We fund our operating expenses and service debt primarily with operating cash flows. Capital resources for maintenance and growth expenditures are funded by a variety of sources, including cash generated from operating activities, borrowings under bank credit facilities, or the issuance of senior notes or equity. Our ability to access capital markets for debt financing under reasonable terms depends on numerous factors, including our past performance, current financial condition, credit risk profile and market conditions generally. We believe that our ability to obtain financing based on these factors remains sufficient and provides a solid foundation to meet our future liquidity and capital resource requirements.

On March 31, 2022, we had $509.2 million in cash and equivalents, excluding restricted cash. Additionally, we had $95.1 million in restricted cash and $24.9 million in marketable securities at March 31, 2022. We also had $45.0 million available under our committed revolving credit agreement, subject to restrictions and other lending conditions. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At March 31, 2022, our subsidiaries had approximately $108.8 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities.

Net cash used in operating activities was $162.5 million for the three months ended March 31, 2022 compared with net cash provided used in operating activities of $37.0 million for the same period in 2021. Operating activities compared to the prior year were primarily affected by a higher net loss due to weak ethanol crush margins as well as increases in inventory of $46.1 million primarily due to higher ethanol inventory when compared to the same period of the prior year. Net cash provided by investing activities was $37.9 million for the three months ended March 31, 2022 compared with net cash provided by investing activities of $42.3 million for the same period in 2021. Investing activities compared to the prior year were primarily affected by proceeds from the sale of marketable securities during the first quarter of 2022, and proceeds from the sale of assets during the same period in 2021. Net cash provided by financing activities was $167.9 million for the three months ended March 31, 2022 compared with net cash used in financing activities of $374.3 million for the same period in 2021, primarily due to proceeds from the issuance of common stock and debt offerings during 2021.

Additionally, Green Plains Finance Company, Green Plains Trade, Green Plains Grain and Green Plains Commodity Management use revolving credit facilities to finance working capital requirements. We frequently draw from and repay these facilities, which results in significant cash movements reflected on a gross basis within financing activities as proceeds from and payments on short-term borrowings.

We incurred capital expenditures of approximately $62.0 million during the three months ended March 31, 2022, primarily for Ultra High-Protein expansion projects at various facilities and for various maintenance projects. Capital spending for the remainder of 2022 is expected to be between $190.0 million and $240.0 million for various projects, including the Ultra High-Protein expansion at our Obion, Central City and Mount Vernon locations, which are expected to be financed with cash on hand and by cash provided by operating activities.

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

Our board of directors authorized a share repurchase program of up to $200.0 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We did not repurchase any shares during the first quarter of 2022. To date, we have repurchased 7,396,936 of common stock for approximately $92.8 million under the program.

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

Debt

For additional information related to our debt, see Note 8 – Debt included as part of the notes to consolidated financial statements and Note 12 – Debt included as part of the notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021.

We were in compliance with our debt covenants at March 31, 2022. Based on our forecasts, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.

As outlined in Note 8 - Debt, we use LIBOR as a reference rate for various credit facilities. The administrator of LIBOR ceased the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new reference rate, the SOFR, calculated using short-term repurchase agreements backed by Treasury securities. The potential effect of any such event on interest expense cannot yet be determined.

Corporate Activities

In March 2021, we issued $230.0 million of 2.25% convertible senior notes due in 2027, or the 2.25% notes. The 2.25% notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year, beginning September 15, 2021. The initial conversion rate is 31.6206 shares of the company’s common stock per $1,000 principal amount of 2.25% notes (equivalent to an initial conversion price of approximately $31.62 per share of the company’s common stock), representing an approximately 37.5% premium over the offering price of the company’s common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; the event of a cash dividend or distribution; or a tender or exchange offering. In addition, the company may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the company’s calling the 2.25% notes for redemption. We may settle the 2.25% notes in cash, common stock or a combination of cash and common stock. At March 31, 2022, the outstanding principal balance on the 2.25% notes was $230.0 million.

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

In May 2021, we entered into a privately negotiated agreement with certain noteholders of the company’s 4.00% notes. Under this agreement, 3,568,705 shares of our common stock were exchanged for $51.0 million in aggregate principal amount of the 4.00% notes. Common stock held as treasury shares were exchanged for the 4.00% notes. At March 31, 2022, the outstanding principal balance on the 4.00% notes was $64.0 million.

In August 2016, we issued $170.0 million of 4.125% convertible senior notes due in 2022, or 4.125% notes, which are senior, unsecured obligations with interest payable on March 1 and September 1 of each year. The notes are convertible at the Holder’s option. The initial conversion rate is 35.7143 shares of common stock per $1,000 of principal which is equal to a conversion price of approximately $28.00 per share. The conversion rate will be subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; the event of a cash dividend or distribution; or a tender or exchange offering. We anticipate we will settle the 4.125% notes in a combination of cash and common stock.

In March 2021, concurrent with the issuance of the 2.25% notes, we used approximately $156.5 million of the net proceeds of the 2.25% notes to repurchase approximately $135.7 million aggregate principal amount of its 4.125% notes due 2022, in privately negotiated transactions. At March 31, 2022, the outstanding principal balance on the 4.125% notes was $34.3 million.

Agribusiness and Energy Services Segment

Green Plains Financing Company has total revolving commitments of $350.0 million and an accordion feature whereby amounts available under the Facility may be increased by up to $100.0 million of new lender commitments subject to certain conditions. Each SOFR rate loan shall bear interest for each day at a rate per annum equal to the Term SOFR rate for the outstanding period plus a Term SOFR adjustment and an applicable margin of 2.25% to 2.50%, which is dependent on undrawn availability under the Facility. Each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable margin of 1.25% to 1.50%, which is dependent on undrawn availability under the Facility. The unused portion of the Facility is also subject to a commitment fee of 0.275% to 0.375%, dependent on undrawn availability. At March 31, 2022, the outstanding principal balance was $305.0 million on the facility and the interest rate was 3.67%.

Green Plains Commodity Management has an uncommitted $40.0 million revolving credit facility which matures April 30, 2023, to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At March 31, 2022, the outstanding principal balance was $5.2 million on the facility and the interest rate was 1.83%.

Ethanol Production Segment

On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon issued $125.0 million of junior secured mezzanine notes due 2026 with BlackRock for the purchase of all notes issued. At March 31, 2022, the outstanding principal balance was $125.0 million on the loan and the interest rate was 11.75%.

Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of the company, have a $75.0 million delayed draw loan agreement, which matures on September 1, 2035. At March 31, 2022, the outstanding principal balance was $75.0 million on the loan and the interest rate was 6.52%.

We also have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.

Partnership Segment

On July 20, 2021, the partnership entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with funds and accounts managed by BlackRock and TMI Trust Company as administrative agent creating a $60.0 million term loan to fund working capital, capital expenditures and other general partnership purposes. The amended term loan matures July 20, 2026. The amended term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter beginning twelve months after the closing date.

Under the terms of the Amended Credit Agreement, BlackRock purchased the outstanding balance of the existing notes from the previous lenders. Interest on the term loan is based on 3-month LIBOR plus 8.00%, with a 0% LIBOR floor and is payable on the 15th day of each March, June, September and December, during the term, with the first interest payment being September 15, 2021.

On February 11, 2022, the amended term loan was modified to allow Green Plains Partners and its affiliates to repurchase outstanding notes. On the same day, the partnership purchased $1.0 million of the outstanding notes from accounts and funds managed by BlackRock and subsequently retired the notes. As of March 31, 2022, the term loan had a balance of $59.0 million and an interest rate of 8.83%.

Contractual Obligations and Commitments

In addition to debt, our material future obligations include certain lease agreements and contractual and purchase commitments related to commodities, storage and transportation. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of March 31, 2022 totaled $76.1 million. As of March 31, 2022, we had contracted future purchases of grain, natural gas, and distillers grains valued at approximately $532.4 million and future commitments for storage and transportation valued at approximately $31.4 million. Refer to Note 13 – Commitments and Contingencies included in the notes to consolidated financial statements for more information.

Critical Accounting Policies and Estimates

Key accounting policies, including those relating to revenue recognition, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. Information about our critical accounting policies and estimates are included in our annual report on Form 10-K for the year ended December 31, 2021.

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

Interest Rate Risk

We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate, SOFR or LIBOR. At March 31, 2022, we had $903.8 million in debt, $369.2 million of which had variable interest rates. A 10% increase in interest rates would affect our interest cost by approximately $1.6 million per year.

For additional information related to our debt, see Note 8 – Debt included as part of the notes to consolidated financial statements and Note 12 – Debt included as part of the notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021.

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

To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, corn oil, and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three months ended March 31, 2022, revenues included net losses of $6.0 million, and cost of goods sold included net losses of $62.4 million associated with derivative financial instruments.

Ethanol Production Segment

In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. To reduce commodity price risk caused by market fluctuations, we enter into exchange-traded futures and options contracts that serve as economic hedges.

Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on March 31, 2022, which is as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price

Ethanol	958,000	Gallons	$173,309
Corn	330,000	Bushels	$172,603
Distillers grains	2,500	Tons (2)	$44,703
Corn oil	290,000	Pounds	$8,717
Natural gas	27,700	MmBTU	$5,083

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2021, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. Investors should also carefully consider the discussion of risks with the partnership under the heading “Risk Factors” and other information in their annual report on Form 10-K for the year ended December 31, 2021. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. The following risk factors supplement and/or update risk factors previously disclosed and should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

Our margins are dependent on managing the spread between the price of corn, natural gas, ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil.

Our operating results are highly sensitive to the spread between the corn and natural gas we purchase, and the ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil we sell. Price and supply are subject to various market forces, such as weather, domestic and global demand, global political or economic issues, including but not limited to the war in Ukraine including sanctions associated therewith, shortages, export prices, crude oil prices, currency valuations and government policies in the United States and around the world, over which we have no control. Price volatility of these commodities may cause our operating results to fluctuate substantially. Increases in corn or natural gas prices or decreases in ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil prices may make it unprofitable to operate. No assurance can be given that we will purchase corn and natural gas or sell ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil at or near prices which would provide us with positive margins. Consequently, our results of operations and financial position may be adversely affected by increases in corn or natural gas prices or decreases in ethanol, including industrial-grade alcohol, distillers grains, Ultra-High Protein and corn oil prices.

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

Corn. We are generally unable to pass increased corn costs to our customers since ethanol competes with other fuels. We have seen considerable price volatility in corn prices not experienced in recent years. At certain corn prices, ethanol may be uneconomical to produce. Ethanol plants, livestock industries and other corn-consuming enterprises put significant price pressure on local corn markets. In addition, local corn supplies and prices could be adversely affected by, but not limited to, prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets, supply or demand, global political or economic issues, including but not limited to the war in Ukraine including sanctions associated therewith, or global damaging growing conditions, such as plant disease or adverse weather, including drought, as well as global conflicts.

Ethanol. Our revenues are dependent on market prices for ethanol which can be volatile as a result of a number of factors, including but not limited to: the price and availability of competing fuels; the overall supply and demand for ethanol and corn; the price of gasoline, crude oil and corn; global political or economic issues, including but not limited to the war in Ukraine including sanctions associated therewith, and government policies.

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

Under the provisions of the Energy Independence and Security Act of 2007, as amended, Congress expanded the RFS. The RFS mandates the minimum volume of renewable fuels that must be blended into the transportation fuel supply each year which affects the domestic market for ethanol. Each year the EPA is supposed to undertake rulemaking to set the RVO for the following year, though at times months or years pass without a finalized RVO. Further, the EPA has the authority to waive the requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment. After 2022, volumes shall be determined by the EPA in coordination with the Secretaries of Energy and Agriculture, taking into account such factors as impact on environment, energy security, future rates of production, cost to consumers, infrastructure, and other factors such as impact on commodity prices, job creation, rural economic development, or impact on food prices.

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

Our operations could be adversely impacted by legislation, administration actions, EPA actions, or lawsuits that may reduce the RFS mandated volumes of conventional ethanol and other biofuels through the annual RVO, the 2022 set rulemaking, the point of obligation for blending, or SREs. A recent Supreme Court ruling held that the small refineries can continue to apply for an extension of their waivers from the RFS, even if they have not been awarded a continuous string of exemptions, though the EPA has proposed denying all SRE applications. A recent D.C. Circuit Court of Appeals ruling held that the EPA overstepped its authority in extending the one pound Reid Vapor Pressure waiver for 10% ethanol blends to 15% ethanol blends in the summer, effectively limiting summertime sales of ethanol blends above 10% to FFVs from June 1 to September 15 each year. Notwithstanding, on April 12, 2022, the President announced that he has directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the June 1 to September 15 period.

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

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels and/or the impact of sanctions on Russia related to the war in Ukraine may have a significant impact on oil and natural gas commodity prices.

The Organization of Petroleum Exporting Countries and their allies (collectively, OPEC+), is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC+ members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC+ and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC+ considered extending and potentially increasing these oil production cuts, however these negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed oil production cuts expired on April 1, 2020. These actions led to an immediate and steep decrease in oil prices. Conversely, sanctions imposed on Russia in the last few months have increased prices. There can be no assurance that OPEC+ members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that sanctions or other global conflicts will not further impact oil prices. Uncertainty regarding future sanctions or actions to be taken by OPEC+ members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect our business, future financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations.

The following table lists the shares that were surrendered during the first quarter of 2022:

Period	Total Number of Shares Withheld for Employee Awards	Average Price Paid per Share
January 1 - January 31	-	$-
February 1 - February 28	81,501	26.93
March 1 - March 31	1,737	30.48
Total	83,238	$27.00

Our board of directors authorized a share repurchase program of up to $200 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. We did not repurchase any shares during the first quarter of 2022. Since inception of the repurchase program, the company has repurchased 7,396,936 shares of common stock for approximately $92.8 million under the program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit No.	Description of Exhibit
10.1

Amendment No. 1 to Amended and Restated Credit Agreement, dated February 11, 2022, by and among Green Plains LLC, as the Borrower, the guarantors identified therein, TMI Trust Company, as Administrative Agent and the other lenders party thereto (incorporated herein by reference to Exhibit 10.26 to the company’s Annual Report on Form 10-K for the year ended December 31, 2021)

10.2

Loan and Security Agreement, dated March 25, 2022, by and among Green Plains Inc., as Guarantor, Green Plains Finance Company LLC, Green Plains Grain Company LLC and Green Plains Trade Group LLC as the Borrowers, ING Capital LLC, as Agent and the other financial institutions party thereto. (The exhibits and schedules to the Loan and Security Agreement have been omitted. The Company will furnish such schedules to the SEC upon request). (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on March 28, 2022)

*10.3	Employment Agreement with Paul Kolomaya
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in iXBRL.
*Represents management compensatory contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 3, 2022	GREEN PLAINS INC. (Registrant) By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)
Date: May 3, 2022	By: /s/ G. Patrich Simpkins Jr. _ G. Patrich Simpkins Jr. Chief Financial Officer (Principal Financial Officer)