Form 10-K
period 2022-12-31
Green Plains Inc.
filed 2023-02-10
CIK 1309402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the company’s voting common stock held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the second quarter), based on the last sale price of the common stock on that date of $27.17, was approximately $1,413.2 million. For purposes of this calculation, executive officers and directors are deemed to be affiliates of the registrant.
As of February 7, 2023, there were 59,292,283 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III herein. The company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the period covered by this report on Form 10-K.

Commonly Used Defined Terms
Green Plains Inc. and Subsidiaries:

Green Plains; the company	Green Plains Inc. and its subsidiaries
FQT	Fluid Quip Technologies, LLC
Green Plains Cattle; GPCC	Green Plains Cattle Company LLC
Green Plains Central City; Central City	Green Plains Central City LLC
Green Plains Commodity Management	Green Plains Commodity Management LLC
Green Plains Finance Company	Green Plains Finance Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Mount Vernon; Mount Vernon	Green Plains Mount Vernon LLC
Green Plains Obion; Obion	Green Plains Obion LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
Green Plains Shenandoah; Shenandoah	Green Plains Shenandoah LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Wood River; Wood River	Green Plains Wood River LLC
Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
JV	Joint venture
LIBOR	London Interbank Offered Rate
Nasdaq	The Nasdaq Global Market
R&D Credits	Research and development tax credits
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Industry and Other Defined Terms:

ATJ	Alcohol-to-Jet
BlackRock	Funds and accounts managed by BlackRock
BTU	British Thermal Units
CARB	California Air Resources Board
The CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CI	Carbon Intensity
COVID-19	Coronavirus Disease 2019
CST	Clean Sugar Technology™
DOE	Department of Energy
DOT	U.S. Department of Transportation
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume

EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
FDA	U.S. Food and Drug Administration
FFV	Flexible-fuel vehicle
GHG	Greenhouse Gas
ILUC	Indirect land usage charge
LCFS	Low Carbon Fuel Standard
MMBTU	Million British Thermal Units
Mmg	Million gallons
Mmgy	Million gallons per year
MSC™	Maximized Stillage Coproducts produced using process technology developed by Fluid Quip Technologies
MTBE	Methyl tertiary-butyl ether
MVC	Minimum volume commitment
RFS	Renewable Fuel Standard
RIN	Renewable identification number
RVO	Renewable volume obligation
SAF	Sustainable Aviation Fuel
SRE	Small refinery exemption
TTB	Alcohol and Tobacco Tax and Trade Bureau
U.S.	United States
USDA	U.S. Department of Agriculture

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
Factors that could cause actual results to differ from those expressed or implied are discussed in this report under “Risk Factors” or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to a number of economic conditions, including: competition in the ethanol industry and other industries in which we operate; commodity market risks, including those that may result from weather conditions; financial market risks; counterparty risks; risks associated with changes to government policy or regulation, including changes to tax laws; risks related to acquisitions and disposition activities and achieving anticipated results; risks associated with merchant trading; risks related to our equity method investees; disruption caused by health epidemics, such as the COVID-19 outbreak; and other factors detailed in reports filed with the SEC. Additional risks related to Green Plains Partners LP include compliance with commercial contractual obligations, potential tax consequences related to our investment in the partnership and risks disclosed in the partnership’s SEC filings associated with the operation of the partnership as a separate, publicly traded entity.
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

PART I
Item 1. Business.
References to “we,” “us,” “our,” “Green Plains,” or the “company” refer to Green Plains Inc. and its subsidiaries.
Overview
Green Plains is an Iowa corporation founded in June 2004 as a producer of low-carbon fuels. We have since grown to be a leading biorefining company maximizing the potential of existing resources through fermentation and patented agricultural technologies. Our eleven biorefineries process up to 330 million bushels of corn annually into a suite of sustainable ingredients, including low-carbon biofuels, renewable feedstocks for advanced biofuels and high-protein ingredients for animal diets. We are a leading ag-tech innovator undergoing a transition from a commodity-processing business into a value-added agricultural technology company creating sustainable, high-value ingredients from existing resources. To that end, we are currently executing on a number of initiatives directed at producing additional value-added low-carbon ingredients, such as Ultra-High Protein, dextrose, renewable corn oil, and more.
We are developing and implementing proven agricultural, food and industrial biotechnology systems that allow for product diversification and new market opportunities, rapidly expanding installation and production across our facilities, and offering these technologies to the broader biofuels industry.
Green Plains Partners LP, a master limited partnership, is our primary downstream storage and logistics provider since its assets are the principal method of storing and delivering the ethanol we produce. As of December 31, 2022, we own a 48.8% limited partner interest, a 2.0% general partner interest and all of the partnership’s incentive distribution rights. The public owns the remaining 49.2% limited partner interest. The partnership is consolidated in our financial statements.
We group our business activities into the following three operating segments to manage performance:
•Ethanol Production. Our ethanol production segment includes the production of ethanol, distillers grains, Ultra-High Protein and renewable corn oil at eleven ethanol plants in Illinois, Indiana, Iowa, Minnesota, Nebraska and Tennessee. At capacity, our facilities are capable of processing approximately 330 million bushels of corn per year and producing approximately 958 million gallons of ethanol, 2.7 million tons of distillers grains and Ultra-High Protein and 310 million pounds of renewable corn oil, a low-carbon feedstock for biodiesel and renewable diesel. We are one of the largest ethanol producers in North America.
•Agribusiness and Energy Services. Our agribusiness and energy services segment includes grain procurement, with approximately 25.3 million bushels of grain storage capacity, and our commodity marketing business, which markets, sells and distributes the ethanol, distillers grains, Ultra-High Protein and renewable corn oil produced at our ethanol plants. We also market ethanol for a third-party producer as well as buy and sell ethanol, distillers grains, Ultra-High Protein, renewable corn oil, grain, natural gas and other commodities in various markets.
•Partnership. Our master limited partnership provides fuel storage and transportation services through owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership’s assets include 27 ethanol storage facilities, two fuel terminal facilities and approximately 2,500 leased railcars.
Business Strategy
We believe that global demand for protein for human consumption will continue to rise, requiring larger amounts of high protein feed for animals and aquaculture. Our transformation capitalizes on this market insight, in an effort to capture higher coproduct returns.
As part of our transformation to a value-added agricultural technology company, we began producing Ultra-High Protein using FQT's MSCTM technology in 2020 and are deploying this technology across various locations to help meet growing demand for protein feed ingredients and low-carbon renewable corn oil. As of December 31, 2022, we have completed or began commissioning this technology at five of our locations. Installation at additional biorefineries is expected over the course of the next few years, both at our other locations and across the broader industry. The biorefineries producing Ultra-High Protein, a feed ingredient with protein concentrations of 50% or greater and yeast concentrations of 25%, also increase the production of renewable corn oil and produce other higher-value products, such as post-MSC distillers grains.
In September 2022, we broke ground at our biorefinery in Shenandoah, Iowa, as the first location to deploy FQT's CSTTM at commercial scale, which is expected to be operational in late 2023. CSTTM allows for the production of both food and industrial grade low-carbon glucose and dextrose at a dry mill ethanol plant to target applications in food production, renewable chemicals and synthetic biology. We also anticipate modifying additional biorefineries to include CSTTM production capabilities to meet anticipated future customer demands.
Ethanol has become a valuable blend component that comprises approximately 10.1% of the domestic surface transportation gasoline supply with the potential to grow with higher blending rates. Additionally, government incentives to produce SAF through ATJ pathways could provide additional demand for low-CI ethanol for conversion to SAF.
In February and April 2021, as part of our carbon reduction strategy, we committed our Nebraska, Iowa and Minnesota plants to the Summit Carbon Solutions Midwest Carbon Express project to capture and store biogenic carbon dioxide produced through the fermentation process. These eight biorefineries have entered into twelve-year carbon offtake agreements, which will lower GHG emissions through the capture of carbon dioxide at each of the biorefineries, significantly lowering their CI. According to Summit Carbon Solutions, the anticipated completion date for this project is 2024. In addition, we are exploring innovative options for carbon use, such as synthetic methane production, with global partners. Reducing the CI of our fuel ethanol could allow us to benefit from state and federal clean fuel programs, including LCFS and federal tax credits under the Inflation Reduction Act, and could position our low-carbon ethanol as a potential feedstock for ATJ pathways to produce SAF.
Competitive Strengths
We are focused on managing commodity price risks, improving operational efficiencies and optimizing market opportunities to create an efficient platform with diversified income streams. Our competitive strengths include:
Disciplined Risk Management. Risk management is a core competency and we use a variety of risk management tools and hedging strategies in an effort to maintain a disciplined approach. Our internally developed operating margin management system allows us to monitor commodity price risk exposure in the spot market and on the forward curve at each of our operations and seeks to lock in favorable margins, when available, or if appropriate, temporarily reduce production levels during periods of compressed margins.
Technology Integration. Over our history, we have incorporated new technologies like renewable corn oil extraction and Selective Milling Technology™ into our manufacturing processes that have enabled us to run more efficiently and improve our financial results. We completed a modernization and upgrade initiative at four facilities in 2021 and two facilities in 2022, resulting in improved operational reliability and reductions in natural gas, electricity and water usage, decreasing our carbon footprint. Through our ownership of FQT and other partnerships, we are currently undergoing a number of initiatives to further improve margins.
Our transformation into a sustainable ingredient producer continues centering around FQT's MSCTM and CSTTM technologies. These technologies enhance our ability to produce value-added ingredients, while expanding renewable corn oil yields.
The acquisition of a majority interest in FQT secures additional intellectual property rights, including those aimed at developing and implementing proven, value-added agriculture, food and industrial biotechnology systems, CSTTM and MSCTM. We continue to evaluate additional technological opportunities to expand our capabilities and product offerings in the coming years.
Proven Leadership Team. Our senior leadership team has specific expertise across all of our businesses, including plant operations and management, commodity markets and risk management, quality assurance, quality control, ingredient nutrition, marketing and innovation and ethanol marketing and distribution. Our leadership team’s level of operational and financial expertise is essential to successfully executing our business strategies.
Operational Excellence. Our facilities are staffed with experienced personnel who are encouraged to share operational knowledge and expertise across business segments and locations. We continue to focus on making incremental operational improvements to enhance performance using real-time production data and systems to monitor our operations and optimize performance.

Risk Management and Hedging Activities
Our margins are highly dependent on commodity prices, particularly for ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas. Since market price fluctuations among these commodities are not always correlated, ethanol production has been and may continue to be unprofitable at times. We use a variety of risk management tools and hedging strategies to monitor real-time operating price risk exposure at each of our operations to obtain favorable margins, when available.
We use forward contracts to sell a portion of our ethanol, distillers grains, Ultra-High Protein and renewable corn oil production or buy some of the corn, natural gas, or ethanol we need to partially offset commodity price volatility. We also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas, ethanol, soybean meal, soybean oil and other agricultural and energy commodities. The financial impact of these activities depends on the price of the commodities involved and our ability to physically receive or deliver those commodities.
Hedging arrangements expose us to risk of financial loss when the counterparty defaults on its contract or, in the case of exchange-traded contracts, when the expected differential between the price of the underlying commodity and physical commodity changes. Hedging activities can result in losses when a position is purchased in a declining market or sold in a rising market. Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol, distillers grains, Ultra-High Protein and renewable corn oil. Depending on the circumstance, we vary the amount of hedging or other risk mitigation strategies we undertake and sometimes choose not to engage in hedging transactions at all.
Recent Developments
The following is a summary of our significant recent developments. Additional information about these items can be found elsewhere in this report or in previous reports filed with the SEC.
New Financing to Replace Existing Working Capital Facilities
On March 25, 2022, Green Plains Finance Company, Green Plains Grain and Green Plains Trade, all of which are wholly owned subsidiaries, together with the company, as guarantor, entered into a five-year, $350.0 million senior secured sustainability-linked revolving Loan and Security Agreement (the “Facility”) with a group of financial institutions led by ING Capital LLC (“ING”) as Agent and ING, PNC Capital Markets LLC, Fifth Third Bank, National Association, Bank of America, N.A. and BMO Harris Bank, N.A., as Joint Lead Arrangers. This transaction refinanced the separate credit facilities previously held by Green Plains Grain and Green Plains Trade. The Facility matures on March 25, 2027. See further discussions in Note 12 - Debt of the financial statements.
Convertible Notes Conversion into Common Stock
On May 25, 2022, we gave notice calling for the redemption of all our outstanding 4.00% Convertible Senior Notes due 2024, totaling an aggregate principal amount of $64.0 million. The conversion rate was 66.4178 shares of common stock per $1,000 of principal. From July 1, 2022 through July 8, 2022, all $64.0 million of the 4.00% Convertible Senior Notes were converted into approximately 4.3 million shares of common stock. The 4.00% notes were retired effective July 8, 2022. See further discussions in Note 12 - Debt of the financial statements.
During August 2022, we entered into four privately negotiated exchange agreements with certain noteholders of the 4.125% Convertible Senior Notes due 2022 to exchange approximately $32.6 million aggregate principal amount for approximately 1.2 million shares of our common stock. Additionally, on September 1, 2022, the scheduled maturity of the 4.125% notes, approximately $1.7 million aggregate principal amount was settled through a combination of $1.7 million in cash and approximately 15 thousand shares of our common stock. The remaining $23 thousand aggregate principal amount of the 4.125% notes and accrued interest were settled in cash. The 4.125% notes were retired effective September 1, 2022. See further discussions in Note 12 - Debt of the financial statements.
Operating Segments
Ethanol Production Segment
Industry Overview. Ethanol, also known as ethyl alcohol or grain alcohol, is a colorless liquid produced by fermenting carbohydrates found in a number of different types of grains, such as corn, wheat and sorghum, and other cellulosic matter found in plants. Most of the ethanol produced in the United States is made from corn, which can be handled efficiently and is in greater supply than other grains. Corn contains large quantities of carbohydrates that convert into glucose more easily than most other kinds of biomass. According to the USDA, on average, a 56 pound bushel of corn produces approximately 2.9 gallons of ethanol, 17 pounds of dried distillers grains and 0.6 pounds of corn oil. Outside of the United States, sugarcane is the primary feedstock used to produce ethanol.
Ethanol is a significant component of the biofuels industry, which includes all transportation fuels derived from renewable biological materials. Ethanol is an excellent oxygenate and source of octane. When added to petroleum-based transportation fuels, oxygenates reduce vehicle emissions. Ethanol is the most economical oxygenate and source of octane available on the market and its production costs are competitive with gasoline.
Ethanol Plants. We operate eleven ethanol plants, located in six states, that produce ethanol, distillers grains, Ultra-High Protein and renewable corn oil.

Plant Location	Initial Operation or Acquisition Date	Technology	Plant Production Capacity (mmgy)
Atkinson, Nebraska	June 2013	Delta-T	55
Central City, Nebraska (2)	July 2009	ICM	116
Fairmont, Minnesota	Nov. 2013	Delta-T / ICM	119
Madison, Illinois	Sep. 2016	Vogelbusch	90
Mount Vernon, Indiana (2)	Sep. 2016	Vogelbusch	90
Obion, Tennessee (1)(2)	Nov. 2008	ICM	120
Otter Tail, Minnesota	Mar. 2011	Delta-T / ICM	55
Shenandoah, Iowa (1)(2)	Aug. 2007	ICM	82
Superior, Iowa (1)	July 2008	Delta-T / ICM	60
Wood River, Nebraska (2)	Nov. 2013	Delta-T / ICM	121
York, Nebraska	Sep. 2016	Vogelbusch	50
Total			958
(1)We constructed these three plants; all other ethanol plants were acquired.
(2)Also produces Ultra-High Protein.
Our business is directly affected by the supply and demand for ethanol and other fuels in the markets served by our assets. Miles driven typically increase during the spring and summer months related to vacation travel, followed closely by the fall season due to holiday travel.
Corn Feedstock and Ethanol Production. Our plants use corn as feedstock in a dry mill ethanol production process. Each of our plants requires on average approximately 30 million bushels of corn annually, depending on its production capacity. The price and availability of corn are subject to significant fluctuations driven by a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs, freight costs and global demand. Ethanol producers are generally unable to pass increased corn costs to customers.
Our corn supply is obtained primarily from local markets. We use cash and forward purchase contracts with grain producers and elevators to buy corn. We maintain direct relationships with local farmers, grain elevators and cooperatives, which serve as our primary sources of grain feedstock, at nine of our ethanol plants. This allows us to purchase much of the corn we need directly from farmers throughout the year. At two of our ethanol plants, we contract with a third-party grain originator to supply the corn necessary for ethanol production. We intend to assume the responsibility for grain origination at these two locations after the existing contracts expire in November 2023. Each of our plants is also situated on rail lines or has other logistical solutions to access corn supplies from other regions of the country should local supplies become insufficient.
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
We can produce three forms of distillers grains, depending on the number of times the solids are passed through the dryer system:
•wet distillers grains, which contain approximately 65% to 70% moisture, have a shelf life of approximately three days and is therefore sold to dairies or feedlots within the immediate vicinity of our plants;
•modified wet distillers grains, which is dried further to approximately 50% to 55% moisture, have a shelf life of approximately three weeks and are marketed to regional dairies and feedlots; and
•dried distillers grains, which have been dried more extensively to approximately 10% to 12% moisture, have an almost indefinite shelf life and may be stored, sold and shipped to any market.
Ultra-High Protein. Ultra-High Protein is corn fermented protein produced by further processing of the spent grain mash from the beer column. The spent grain is processed using FQT’s MSCTM technology, which contains a series of screening equipment to remove fiber from the spent grain which is sent to the distillers grain dryer. The remaining product is washed and clarified into a wet protein stream which is dried in a ring dryer to produce Ultra-High Protein meal. The product typically has protein concentration of 50% or greater and yields of approximately 3.8 pounds per bushel have been achieved.
Renewable Corn Oil. Renewable corn oil systems extract non-edible renewable corn oil from the thin stillage evaporation process immediately before the production of distillers grains. Renewable corn oil is produced by processing the syrup through a decanter-style, or disk-stack, centrifuge. The centrifuges separate the relatively light renewable corn oil from the heavier components of the syrup. We extract on average approximately 0.9 pounds of renewable corn oil per bushel of corn used to produce ethanol. For our locations that have deployed FQT’s MSC™ technology, we have achieved renewable corn oil yields of 1.1 pounds of renewable corn oil per bushel and anticipate similar yields as we deploy FQT’s MSC™ technology across our platform. Industrial uses for renewable corn oil include feedstock for renewable diesel, biodiesel and livestock feed additives. The syrup is blended into wet, modified wet or dried distillers grains.
Natural Gas. Depending on production parameters, our ethanol plants use on average approximately 29,000 BTUs of natural gas per gallon of production. We have service agreements to acquire the natural gas we need and transport the gas through pipelines to our plants.
Electricity. Our plants require on average approximately 0.8 kilowatt hours of electricity per gallon of production. Local utilities supply the necessary electricity to all of our ethanol plants.
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

Agribusiness and Energy Services Segment
Our agribusiness and energy services segment includes grain storage at our ethanol plants of approximately 25.3 million bushels, detailed in the following table:

Facility Location	On-Site Grain Storage Capacity (thousands of bushels)
Atkinson, Nebraska	5,109
Central City, Nebraska	1,400
Fairmont, Minnesota	1,611
Madison, Illinois	1,015
Mount Vernon, Indiana	1,034
Obion, Tennessee	8,168
Otter Tail, Minnesota	628
Shenandoah, Iowa	886
Superior, Iowa	1,770
Wood River, Nebraska	3,293
York, Nebraska	365
Total	25,279
We buy bulk grain, primarily corn, from area producers, and provide grain drying and storage services to those producers. The grain is used as feedstock for our ethanol plants. Bulk grain commodities are traded on commodity exchanges and inventory values are affected by changes in these markets. To mitigate risks related to market fluctuations from purchase and sale commitments of grain, as well as grain held in inventory, we enter into exchange-traded futures and options contracts that function as economic and designated accounting hedges at times.
Seasonality is present within our agribusiness operations. The fall harvest period typically results in higher handling margins and stronger financial results during the fourth quarter of each year.
Through Green Plains Trade, we market the ethanol we and a third party produce to local, regional, national and international customers. We also purchase ethanol from independent producers for pricing arbitrage. We sell to various markets under sales agreements with integrated energy companies; retailers, traders and resellers in the United States and buyers for export to Brazil, Canada, Philippines, India, Europe and other international markets. Under these agreements, ethanol is priced under both fixed and indexed pricing arrangements.
We market distillers grains to local, national and international markets through Green Plains Trade. The bulk of our demand is delivered to geographic regions that do not have significant local corn or distillers grains production. We sell to international markets indirectly through exporters. Access to diversified markets allows us to sell product to customers offering the highest net price.
Also, through Green Plains Trade, our renewable corn oil is sold primarily to renewable diesel and biodiesel plants and, to a lesser extent, feedlot and poultry markets. We transport our renewable corn oil by truck to locations in a close proximity to our ethanol plants primarily in the southeastern and midwestern regions of the United States. We also transport renewable corn oil by rail and barges to national markets as well as to exporters for shipment on vessels to international markets.
Through Green Plains Trade, we provide marketing services of natural gas to our ethanol plants and to other third parties including the procurement of both the pipeline capacity and natural gas. We also enhance the value by aggregating volumes at various storage facilities which can be sold to either the plants or various intermediary markets and end markets.
Our railcar fleet consists of approximately 510 leased hopper cars to transport distillers grains and Ultra-High Protein, 70 leased hopper cars to transport corn and approximately 100 leased tank cars to transport renewable corn oil. The initial terms of the lease contracts are for periods up to five years and the weighted average remaining lease terms on these cars was approximately 3 years as of December 31, 2022.

Partnership Segment
Our partnership segment provides fuel storage and transportation services through (i) 27 ethanol storage facilities located at or near our eleven ethanol plants, (ii) two fuel terminal facilities located near major rail lines, and (iii) a leased railcar fleet and other transportation assets.
Transportation and Delivery. Most of our ethanol plants are situated near major highways or rail lines to ensure efficient product movement. We are able to move product from our ethanol plants to bulk terminals via truck, railcar or barge. We also manage the logistics and transportation requirements of our customers to improve our fleet’s efficiency and reduce operating costs.
Deliveries within 150 miles of our plants and the partnership’s fuel terminal facilities are generally transported by truck. Deliveries to distant markets are shipped using major U.S. rail carriers that can switch cars to other major railroads, allowing our plants to ship product throughout the United States and to international export terminals.
As of December 31, 2022, the partnership’s leased railcar fleet consisted of approximately 2,500 railcars with an aggregate capacity of 75.0 mmg. We expect the partnership’s railcar volumetric capacity to fluctuate over the normal course of business as the existing railcar leases expire and we enter into or acquire new railcar leases.
Terminal and Distribution Services. Ethanol is transported from the partnership’s terminals to third-party terminal racks where it is blended with gasoline and transferred to the loading rack for delivery by truck to retail gas stations. The partnership owns and operates fuel holding tanks and terminals, and provides terminal services and logistics solutions to markets that do not have efficient access to renewable fuels. The partnership owns and operates fuel terminals at two locations in two states with combined storage capacity of approximately 6.7 mmg and throughput capacity of approximately 480 mmgy. We also have 27 ethanol storage facilities located at or near our eleven ethanol plants with a combined storage capacity of approximately 25.1 mmg to support current ethanol production capacity of approximately 958 mmgy.

Facility Location	Storage Capacity (thousands of gallons)
Fuel Terminals
Birmingham, Alabama - Unit Train Terminal	6,542
Collins, Mississippi	180
Ethanol Plants
Atkinson, Nebraska (1)	2,074
Central City, Nebraska	2,250
Fairmont, Minnesota	3,124
Madison, Illinois	2,855
Mount Vernon, Indiana	2,855
Obion, Tennessee	3,000
Otter Tail, Minnesota	2,000
Shenandoah, Iowa	1,524
Superior, Iowa	1,238
Wood River, Nebraska	3,124
York, Nebraska	1,100
Total	31,866
(1)The ethanol storage facility is located approximately 16 miles from the ethanol plant.
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
As of December 31, 2022, the top four producers accounted for approximately 41% of the domestic production capacity with production capacities ranging from 958 mmgy to 2,811 mmgy. Demand for corn from ethanol plants and other corn consumers exists in all areas and regions in which we operate. According to the Renewable Fuels Association, there were 116 operational plants in Illinois, Indiana, Iowa, Minnesota, Nebraska and Tennessee, which are the states where we have production facilities as of December 31, 2022. The largest concentration of operational plants is located in Iowa, Nebraska and Illinois, where approximately 51% of all operational production capacity is located.
Foreign Ethanol Competitors
We also compete globally with production from other countries. Brazil is the second largest ethanol producer in the world after the United States. Brazil primarily produces ethanol made from sugarcane, which may be less expensive to produce than ethanol made from corn depending on feedstock prices. Under the RFS, certain parties are obligated to meet an advanced biofuel standard, and Brazilian sugarcane ethanol qualifies as an advanced biofuel. Any significant additional ethanol production capacity, or reduced demand for gasoline, could create excess supply in world markets, resulting in lower ethanol prices throughout the world, including the United States.
Other Competition
Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. Ethanol production technologies also continue to evolve. We expect changes to occur primarily in the area of cellulosic ethanol, which is made from biomass such as switch grass or fast-growing poplar trees, or from biodigesters at landfills or livestock production facilities. Since all of our plants are designed as single-feedstock facilities, adapting our plants for a different feedstock or process system would require additional capital investments and retooling which could be cost prohibitive, and would require new RFS pathways to be approved by the EPA.
Regulatory Matters
Government Ethanol Programs and Policies
We are sensitive to governmental policies that impact ethanol, feedstocks for renewable fuels and decarbonization, which in turn may impact the volume of ethanol and other ingredients we produce. Legislation and regulatory rule making at the federal, state and international level can impact us across all business segments. Refer to Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report for detailed discussion of these topics.
Environmental and Other Regulation
Our ethanol production, agribusiness and energy services, and partnership segment activities are subject to various and extensive environmental and other regulations. We obtain and maintain various environmental permits to operate our plants and other facilities. Ethanol production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. While all eleven of our plants have grandfathered pathways allowing them to operate under their current authorized capacity under the RFS mandate, operating above these capacities requires an Efficient Producer Pathway and a 20% reduction in GHG emissions from a 2005 baseline. Four of our plants currently maintain Efficient Producer Pathways to operate at increased capacities.
CARB began implementation of the California LCFS in 2011, which aims to decrease the CI of transportation fuel in the state. In 2018, CARB strengthened GHG benchmarks to 20% reduction vs 1990 levels by 2030. The most recent Scoping Plan from CARB in 2022 sets a target of 85% GHG reductions vs 1990 levels no later than 2045.
We employ maintenance and operations personnel at each of our plants. In addition to the attention we place on the health and safety of our employees, the operations of our facilities are regulated by the Occupational Safety and Health Administration.
Exclusive Partnerships and Joint Ventures
In 2021, we formed a 50/50 JV with Tharaldson Ethanol, which will own the MSC™ technology assets added adjacent to the Tharaldson Ethanol plant in North Dakota to produce Ultra-High Protein and increase renewable corn oil yields. We anticipate these assets will be operational in early 2024.
In 2020, we acquired a majority interest in FQT. The acquisition capitalized on the core strengths of each company to develop and implement proven, value-added agriculture, food and industrial biotechnology systems and rapidly expand installation and production of FQT’s MSC™ and CSTTM technology at certain locations across our platform, as well as offer certain of these technologies to partnering biofuel facilities.
Human Capital Resources
The attraction, retention and development of employees is critical to our success. We accomplish this, in part, by our competitive compensation practices, training initiatives, and growth opportunities within the company. On December 31, 2022, we had 902 full-time, part-time, temporary and seasonal employees, including 172 employees at our corporate office in Omaha, Nebraska.
Workforce Health and Safety
We take workplace safety very seriously and our robust safety program means that we are constantly evaluating our safety protocols in an effort to keep our facilities safe for our workers.
We continue to monitor the impact of the COVID-19 pandemic on our teammates and within our operations, and proactively modify or adopt new practices to promote their health and safety.
Compensation and Benefits
As part of our compensation philosophy, we believe that we must offer and maintain market competitive compensation and benefit programs for our employees in order to attract and retain superior talent. In addition to competitive base wages, additional programs include the 2019 Equity Incentive Plan, a company matched 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, paid time off, bonding leave, and employee assistance programs.
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

Risks Related to our Business and Industry
Our margins are dependent on managing the spread between the price of corn, natural gas, ethanol, distillers grains, Ultra-High Protein and renewable corn oil.
Our operating results are highly sensitive to the spread between the corn and natural gas we purchase, and the ethanol, distillers grains, Ultra-High Protein and renewable corn oil we sell. Price and supply are subject to various market forces, such as weather, domestic and global demand, global political or economic issues, including but not limited to the war in Ukraine including sanctions associated therewith, shortages, export prices, crude oil prices, currency valuations and government policies in the United States and around the world, over which we have no control. Price volatility of these commodities may cause our operating results to fluctuate substantially. Increases in corn or natural gas prices or decreases in ethanol, distillers grains, Ultra-High Protein and renewable corn oil prices may make it unprofitable to operate. No assurance can be given that we will purchase corn and natural gas or sell ethanol, distillers grains, Ultra-High Protein and renewable corn oil at or near prices which would provide us with positive margins. Consequently, our results of operations and financial position may be adversely affected by increases in corn or natural gas prices or decreases in ethanol, distillers grains, Ultra-High Protein and renewable corn oil prices.
We continuously monitor the margins at our ethanol plants using a variety of risk management tools and hedging strategies when appropriate. Should our combined revenue from ethanol, distillers grains, Ultra-High Protein and renewable corn oil fall below our cost of production, we could decide to slow or suspend production at some or all of our ethanol plants, which could also adversely affect our results of operations and financial position.
The products we buy and sell are subject to price volatility and uncertainty.
Our operating results are highly sensitive to commodity prices.
Corn. We are generally unable to pass increased corn costs to our customers since ethanol competes with other fuels. We continue to see considerable price volatility in corn prices. Ethanol plants, livestock industries and other corn-consuming enterprises put significant price pressure on local corn markets. In addition, local corn supplies and prices could be adversely affected by, but not limited to, prices for alternative crops, increasing input costs, changes in government policies, shifts in global supply and demand, global political or economic issues, including but not limited to the war in Ukraine including sanctions associated therewith, or global or regional growing conditions, such as plant disease, pests or adverse weather, including drought, as well as global conflicts.
Ethanol. Our revenues are dependent on market prices for ethanol which can be volatile as a result of a number of factors, including but not limited to: the price and availability of competing fuels; the overall supply and demand for ethanol, gasoline and corn; the price of gasoline, crude oil and corn; global political or economic issues, including but not limited to the war in Ukraine including sanctions associated therewith, and government policies.
Ethanol is marketed as a fuel additive that reduces vehicle emissions, an economical source of octanes and, to a lesser extent, a gasoline substitute. Consequently, gasoline supply and demand can affect the price of ethanol. Should gasoline prices or demand change significantly, our results of operations could be materially impacted.
Ethanol imports also affect domestic supply and demand. Imported ethanol is not subject to an import tariff and, under the RFS, sugarcane ethanol from Brazil can be used as a means for obligated parties to meet the advanced biofuel standard.
Distillers Grains. Distillers grains compete with other protein-based animal feed products. Downward pressure on other commodity prices, such as corn, soybean meal, and other feed ingredients, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains. Occasionally, the price of distillers grains will lag behind fluctuations in corn or other feedstock prices, lowering our cost recovery percentage. Additionally, exports of distiller grains could be impacted by the enactment of foreign policy.
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

Ultra High Protein. Our Ultra-High Protein has unique nutritional advantages and a higher protein concentration than soybean meal and can be included in a variety of feed rations in the pet, dairy, swine, poultry and aquaculture industries. As a value-added feed ingredient, quality control is imperative. Demand for feed products and pricing pressure from competing feed products may result in downward pressure on the price of Ultra-High Protein. Reliable production of Ultra-High Protein from both consistent operations of the biorefinery as well as the MSC™ technology is necessary to produce anticipated volumes. Inconsistency in volumes, quality or downward pressure on prices could result in adverse impact on our business and profitability.
Renewable Corn Oil. Renewable corn oil is generally marketed as a renewable diesel and biodiesel feedstock; therefore, the price of renewable corn oil is affected by demand for renewable diesel and biodiesel. Expanded demand from the renewable diesel and biodiesel industry due to the extended blending tax credit and growing LCFS markets could impact renewable corn oil demand. In general, renewable corn oil prices follow the prices of heating oil and soybean oil. Decreases in the price of or demand for renewable corn oil could have an adverse impact on our business and profitability.
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
As we continue to evaluate our portfolio, we may sell additional assets or businesses or exit particular markets that are no longer a strategic fit or no longer meet their growth or profitability targets. Depending on the nature of the assets sold, our profitability may be impacted by lost operating income or cash flows from such businesses. In addition, divestitures we complete may not yield the targeted improvements in our business and may divert management’s attention from our day-to-day operations. We also undertook a number of project initiatives to improve margins, including our Project 24 initiative and Total Transformation Plan focused on expanding the products and value we can extract from a kernel of corn. The Ultra-High Protein strategy includes substantial construction projects and cost to deploy FQT’s MSC™ technology, and FQT’s CSTTM production capabilities to meet anticipated customers' demands.
We may not achieve our construction goals on time or our budget, we may not achieve the operating yields we project, we may not achieve product market sales, margins, or pricing we project, and our operating cost goals may not be achieved due to a variety of factors. Our failure to achieve any of these, inclusive but not limited to construction, yield, sales, margin, pricing, or financial results associated with our total transformation strategies could have an adverse effect on our business, financial condition or results of operations.
Government mandates affecting ethanol could change and impact the ethanol market.
The RFS mandates the minimum volume of renewable fuels that must be blended into the transportation fuel supply each year which affects the domestic market for ethanol. Each year the EPA is supposed to undertake rulemaking to set the RVO for the following year, though at times months or years pass without a finalized RVO. Further, the EPA has the authority to waive the requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment. After 2022, volumes shall be determined by the EPA in coordination with the Secretaries of Energy and Agriculture, taking into account such factors as impact on environment, energy security, future rates of production, cost to consumers, infrastructure, and other factors such as impact on commodity prices, job creation, rural economic development, or impact on food prices. The EPA also has the authority to set volumes for multiple years at a time, rather than annually as required prior to 2022. The EPA has stated an intention to finalize a post-2022 set rulemaking by June 14, 2023, in compliance with a consent decree from the U.S. District Court for D.C.
Volumes can also be impacted as small refineries can petition the EPA for an SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA, can grant them a full or partial waiver, or deny it outright within 90 days of submittal.
Our operations could be adversely impacted by legislation, administration actions, EPA actions, or lawsuits that may reduce the RFS mandated volumes of conventional ethanol and other biofuels through the annual RVO, the 2022 set rulemaking, the point of obligation for blending, or SREs. A recent Supreme Court ruling held that the small refineries can continue to apply for an extension of their waivers from the RFS, even if they have not been awarded a continuous string of exemptions, though the current EPA, in conjunction with the RVO rulemaking for 2020, 2021 and 2022, denied all pending SREs, a stance they have reiterated in the proposed 2023, 2024 and 2025 rulemakings. There are multiple legal challenges to how the EPA has handled SREs and RFS rulemakings.
The D.C. Circuit Court of Appeals ruled that the EPA overstepped its authority in extending the one pound Reid Vapor Pressure waiver for 10% ethanol blends to 15% ethanol blends in the summer, effectively limiting summertime sales of ethanol blends above 10% to FFVs from June 1 to September 15 each year. Notwithstanding, on April 12, 2022, the President announced that he has directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the June 1 to September 15 period. As of this filing, E15 is sold year-round at approximately 2,923 stations in 31 states.
Similarly, should federal mandates regarding oxygenated gasoline be repealed, the market for domestic ethanol could be adversely impacted. Economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS mandate, may affect future demand. A significant increase in supply beyond the RFS mandate could have an adverse impact on ethanol prices. Moreover, changes to the RFS could negatively impact the price of ethanol or cause imported sugarcane ethanol to become more economical than domestic ethanol. Likewise, national, state and regional LCFS like that of California, Oregon, Brazil or Canada could be favorable or harmful to conventional ethanol, depending on how the regulations are crafted, enforced and modified.
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
While many trade groups, academics and government agencies support ethanol as a fuel additive that promotes a cleaner environment, others claim ethanol production consumes considerably more energy, emits more GHG than other fuels and depletes water resources. While we do not agree, some studies suggest ethanol produced from corn is less efficient than ethanol produced from switch grass or wheat grain. Others claim corn-based ethanol negatively impacts consumers by causing the prices of meat and other food derived from corn-consuming livestock to increase. Ethanol critics also contend the industry redirects corn supplies from international food markets to domestic fuel markets, and contributes to land use change domestically and abroad.
There are limited markets for ethanol beyond the federal mandates. We believe further consumer acceptance of E15 and E85 fuels may be necessary before ethanol can achieve significant market share growth. Discretionary and E85 blending are important secondary markets. Discretionary blending is often determined by the price of ethanol relative to gasoline, the value of RINs, and availability to consumers. When discretionary blending is financially unattractive, the demand for ethanol may be reduced.
Demand for ethanol is also affected by overall demand for transportation fuel, which is affected by cost, number of miles traveled and vehicle fuel economy. Miles traveled typically increases during the spring and summer months related to vacation travel, followed closely behind the fall season due to holiday travel. Global events, such as COVID-19, greatly decreased miles traveled and in turn, the demand for ethanol. Consumer demand for gasoline may be impacted by emerging transportation trends, such as electric vehicles or ride sharing. In January 2021, General Motors announced a target date of 2035 for phasing out the production of gasoline and diesel powered vehicles. Similarly, Nissan has stated that their entire fleet will be electric vehicles by the early 2030s. Most OEMs have made similar commitments to phase out internal combustion engine production. These announcements coincide with pledges to ban the sale of internal combustion engines in countries such as Japan and the United Kingdom by 2035, as well as a statewide ban in California, which several states are imitating. If realized, these bans would accelerate the decline of liquid fuel demand and by extension demand for ethanol, biodiesel and renewable diesel. We are closely monitoring legislation that may impact the future sales of electric vehicles as well as vehicles with internal combustion engines in various states and around the world.
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
As market conditions warrant, we use forward contracts to sell some of our ethanol, distillers grains, Ultra-High Protein, and renewable corn oil, or buy some of the corn, and natural gas we need to partially offset commodity price volatility. We also engage in other hedging transactions and other commodity trading involving exchange-traded futures contracts for corn, natural gas,ethanol, soybean meal, soybean oil and other agricultural commodities. The financial impact of these activities depends on the price of the commodities involved and/or our ability to physically receive or deliver the commodities.
Hedging arrangements expose us to risk of financial loss when the counterparty defaults on its contract or, in the case of exchange-traded contracts, when the expected differential between the price of the underlying and physical commodity changes. Hedging activities can result in losses when a position is purchased in a declining market or sold in a rising market. Hedging losses may be offset by a decreased cash price for corn, and natural gas and an increased cash price for ethanol, distillers grains, Ultra-High Protein and renewable corn oil. We vary the amount of hedging and other risk mitigation strategies we undertake and sometimes choose not to engage in hedging transactions at all. We cannot provide assurance that our risk management and commodity trading strategies and decisions will be profitable or effectively offset commodity price volatility. If they are not, our results of operations and financial position may be adversely affected.
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
In the last five years, we incurred operating losses during certain quarters and annually and could incur operating losses in the future that are substantial. Although we have had periods of sustained profitability, we may not be able to maintain or increase profitability on a quarterly or annual basis, which could impact the market price of our common stock and the value of your investment. In addition, periods of sustained losses create uncertainty as to whether some or all of our deferred tax assets will be realizable in the future.
If the United States were to withdraw from or materially modify certain international trade agreements, our business, financial condition and results of operations could be materially adversely affected.
Ethanol and other products that we produce are or have been exported to Canada, Mexico, Brazil, China and other countries. The previous administration expressed antipathy towards certain existing international trade agreements and significantly increased tariffs on goods imported into the United States, which in turn led to retaliatory actions on U.S. exports. The outcome of trade negotiations or lack thereof, has had and/or may continue to have a material effect on our business, financial condition and results of operations.
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
In the event we are unable to comply with these covenants in the future, we cannot provide assurance that we will be able to obtain the necessary waivers or amend our loan agreements to prevent default. Under our convertible senior notes, default on any loan in excess of $20.0 million could result in the notes being declared due and payable, which could have a material and adverse effect on our ability to operate.
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
Our plants emit carbon dioxide as a by-product of ethanol production. While all eleven of our plants have grandfathered pathways allowing them to operate under their current authorized capacity under the RFS mandate, operating above these capacities requires an Efficient Producer Pathways and a 20% reduction in GHG emissions from a 2005 baseline. Four of our plants currently maintain Efficient Producer Pathways to operate at increased capacities. Separately, CARB began implementation of the California LCFS in 2011, which aims to decrease the CI of transportation fuel in the state. In 2018, CARB strengthened GHG benchmarks to 20% reductions vs 1990 levels by 2030. The most recent Scoping Plan from CARB in 2022 sets a target of 85% GHG reductions vs 1990 levels no later than 2045. An ILUC component is included in the GHG emission calculation, which may have an adverse impact on the market for corn-based ethanol in California.
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
Long-lived assets, including property, plant and equipment, intangible assets, goodwill and equity method investments, are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our impairment evaluations are subject to changes in key assumptions used in our analysis and may require use of financial estimates of future cash flows. Application of alternative assumptions could produce significantly different results. We may be required to recognize impairments of long-lived assets based on future economic factors such as unfavorable changes in estimated future undiscounted cash flows of an asset group.
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
Government actions abroad can have a significant impact on our business. In 2022, we exported approximately 16% of our ethanol production. We have experienced trade policy disputes, tariffs, changing foreign laws as well as investigations in various foreign countries over the past ten years that have adversely impacted the international demand for U.S. ethanol. With these types of international activities, the value of our products may be affected, which could have a negative impact on our profitability. Additionally, tariffs on U.S. ethanol may lead to further industry over-supply and reduce our profitability. Moreover, the America First trade position has caused more countries to toughen their positions on U.S. imports.
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
We operate in a very competitive environment and compete with other domestic ethanol producers in a relatively fragmented industry. The top four producers account for approximately 41% of the domestic production capacity with production capacity ranging from 958 mmgy to 2,811 mmgy. The remaining ethanol producers consist of smaller entities engaged exclusively in ethanol production and large integrated grain companies that produce ethanol in addition to their base grain businesses. We compete for capital, labor, corn and other resources with these companies. Historically, oil companies, petrochemical refiners and gasoline retailers were not engaged in ethanol production even though they form the primary distribution network for ethanol blended with gasoline. As of this filing, oil refiners accounted for approximately 10% of domestic ethanol production. If these companies increase their ethanol plant ownership or additional companies commence production, the need to purchase ethanol from independent producers like us or at pricing that provides us an acceptable margin could diminish and adversely effect on our operations, cash flows and financial position.
Our agribusiness operations are subject to significant government regulations.
Our agribusiness operations are regulated by various government entities that can impose significant costs on our business. Failure to comply could result in additional expenditures, fines or criminal action. Our production levels, markets and grains we merchandise are affected by federal government programs. Government policies such as tariffs, duties, subsidies, import and export restrictions and embargos can also impact our business. Changes in government policies and producer support could impact the type and amount of grains planted, which could affect our ability to buy grain. Export restrictions or tariffs could limit sales opportunities outside of the United States.
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
We may be required to provide remedies for ethanol, distillers grains, Ultra-High Protein or renewable corn oil that do not meet the specifications defined in our sales contracts.
If we produce or purchase ethanol, distillers grains, Ultra-High Protein or renewable corn oil that does not meet the specifications defined in our sales contracts, we may be subject to quality claims. We could be required to refund the purchase price of any non-conforming product or replace the non-conforming product at our expense. Ethanol, distillers grains, Ultra-High Protein or renewable corn oil that we purchase or market and subsequently sell to others could result in similar claims if the product does not meet applicable contract specifications, which could have an adverse impact on our profitability.
Business disruptions due to unforeseen operational failures or factors outside of our control could impact our ability to fulfill contractual obligations.
Natural disasters, pandemics, transportation issues, significant track damage resulting from a train derailment or strikes by our transportation providers could delay shipments of raw materials to our plants or deliveries of ethanol, distillers grains, Ultra-High Protein and renewable corn oil to our customers. If we are unable to meet customer demand or contract delivery requirements due to stalled operations caused by business disruptions, we could potentially lose customers.
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
The outbreak of the coronavirus, or COVID-19, including resurgences and variants of the virus, has created risk on all aspects of our business, including its impact on our employees, customers, vendors, and business partners. There are uncertainties from COVID-19 that continue, and include but are not limited to (1) the health of our workforce, and our ability to meet staffing needs which are vital to our operations; (2) the duration of additional outbreaks; (3) the effect on customer demand resulting in a decline in the demand for our products; (4) impacts on our supply chain and potential limitations of supply of our feedstocks, chemicals and other products utilized as well as supply chain impacts on construction equipment, supplies and/or labor; (5) interruptions of our rail and distribution systems and delays in the delivery of our product; and (6) volatility in the credit and financial markets. Specifically, we have experienced demand fluctuations for our products, and rail disruptions. Any of the foregoing may have an adverse impact our business, operations and/or profitability.
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
Terrorist attacks in the United States, including threats of war or actual war, may adversely affect our operations. A direct attack on our ethanol plants, or our partnership’s storage facilities, fuel terminals and railcars could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, a terrorist attack could have an adverse impact on ethanol prices. Disruption or significant increases in ethanol prices could result in government-imposed price controls.
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
We rely on network infrastructure, enterprise applications, and internal and external technology systems for operational, marketing support and sales, and product development activities. The hardware and software systems related to such activities are subject to damage from earthquakes, floods, lightning, tornados, fire, power loss, telecommunication failures, cyber-attacks and other similar events. They are also subject to acts such as computer viruses, physical or electronic vandalism or other similar disruptions that could cause system interruptions and loss of critical data, and could prevent us from fulfilling customers’ orders. We have experienced various cyber-attacks, with minimal consequences on our business to date. As examples, we have experienced attempts to gain access to systems, denial of service attacks, attempted malware infections, account takeovers, scanning activity and phishing emails. Attacks can originate from external criminals, terrorists, nation states or internal actors. We will continue to dedicate resources and incur expenses to maintain and update on an ongoing basis the systems and processes that are designed to mitigate the information security risks we face and protect the security of our computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, disrupt or degrade service or cause other damage. Despite the implementation of numerous cybersecurity measures (including but not limited to, ongoing collaboration and engagement with the Department of Homeland Security, access controls, data encryption, internal and third-party vulnerability assessments, employee training, continuous protection and monitoring, and maintenance of backup and protective systems), our information technology systems may still be vulnerable to cybersecurity threats and other electronic security breaches. While we have taken reasonable efforts to protect ourselves, and to date, we have not experienced any material losses related to cyber-attacks, we cannot assure our shareholders that any of our security measures would be sufficient in the future. Any event that causes failures or interruption in such hardware or software systems could result in disruption of our business operations, have a negative impact on our operating results, and damage our reputation, which could negatively affect our financial condition, results of operation, cash flows.

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
The interest rates under our credit facilities may be impacted by the phase-out of LIBOR and we have exposure to increases in interest rates.
LIBOR was historically the basic rate of interest widely used as a reference for setting the interest rates on loans globally. We have and continue to use LIBOR as a reference rate for some of our credit facilities. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, ceased the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and will cease the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new reference rate, the SOFR, calculated using short-term repurchase agreements backed by Treasury securities. The potential effect of any such event on interest expense cannot yet be determined. Our financial condition, results of operations and cash flows could be materially adversely affected by significant increases in interest rates.
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
We use a wide range of materials and components in the production of our products and our transformation construction, which come from numerous suppliers. Also, key parts may be available only from a single or a limited group of suppliers, and we are subject to supply and pricing risk. Our operations and those of our suppliers are subject to disruption for a variety of reasons, including supplier plant shutdowns or slowdowns, parts availability, transportation delays, work stoppages, labor relations, governmental regulatory and enforcement actions, disputes with suppliers, distributors or transportation providers, information technology failures, and natural hazards, including due to climate change. We may be impacted by supply chain issues, due to factors largely beyond our control, which could escalate in future quarters. Any of the foregoing factors may result in higher costs or operational disruptions, which could have an adverse impact on our business and financial statements. Such disruption has in the past and could in the future interrupt our ability to manufacture certain products. Any significant disruption could have a material adverse impact on our financial statements.
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
Climate change, environmental, social and corporate governance issues and uncertainty regarding regulation of such matters may increase our operating costs, impact our capital markets and potentially reduce the value of our products and assets.
The issue of global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity, especially the emissions of GHG such as carbon dioxide and methane. With the current administration, climate change legislation in the U.S. is likely to receive increased focus and consideration over the next several years, with numerous proposals having been made and are likely to continue to be made at the international, national, regional and state levels of government that are intended to limit emissions of GHG and capture carbon. Several states have already adopted measures requiring reduction of GHG within state boundaries. Other states have elected to participate in voluntary regional cap-and-trade programs. While we have considered potential risks with transitioning to a low-carbon economy, and we believe our products are low carbon and result in a reduction of GHG emissions compared to alternatives, any significant legislative changes at the international, national, state or local levels could significantly affect our ability to produce and sell our products, could increase the cost of the production and sale of our products and could materially reduce the value of our products. Additionally, our industry receives adverse commentary related to food versus fuel and land use change/conversion debates. These debates could increase which could potentially result in increased costs and/or regulations. Moreover, costs to transition to lower emissions process technology related to our decarbonization strategy is a related risk that has the potential to result in increased research and development expenditures in new and alternative technologies and capital investments in technology development. Unsuccessful investment in new technologies could pose further risk. Transitioning to a low-carbon economy could also result in increased cost of raw materials, which could increase our overall production costs.
Apart from legislation and regulation, some banks based both domestically and internationally have announced that they have adopted environmental, social and corporate governance guidelines (ESG). There have also been efforts in recent years affecting the investment community promoting the divestment of fossil fuel equities, and encouraging the consideration of

ESG practices of companies. The impact of such efforts may adversely affect the demand for and price of securities issued by us, and impact our access to the capital and financial markets.
Further, it is believed that climate change itself may cause more extreme temperatures and weather conditions such as more intense hurricanes, thunderstorms, tornadoes, droughts, floods, snow or ice storms as well as rising sea levels and increased volatility in temperatures. Extreme weather conditions can interfere with our operations and cause damage resulting from extreme weather, which may not be fully insured. However, at this time, we are unable to determine the extent to which any potential climate change may lead to increased weather hazards affecting our operations.
Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.
We are insured under property, liability and business interruption policies, subject to the deductibles and limits under those policies. We have acquired insurance that we believe to be adequate to prevent loss from material foreseeable risks. However, events may occur for which no insurance is available or for which insurance is not available on terms that are acceptable. Loss from an event, such as, but not limited to war, riots, pandemics, terrorism or other risks, may not be insured and such a loss may have a material adverse effect on our operations, cash flows and financial position. Certain of our ethanol plants and our related storage tanks, as well as certain of our fuel terminal facilities are located within recognized seismic and flood zones. We believe that the design of these facilities have been modified to fortify them to meet structural requirements for those regions of the country. We have also obtained additional insurance coverage specific to earthquake and flood risks for the applicable plants and fuel terminals. However, there is no assurance that any such facility would remain in operation if a seismic or flood event were to occur.
Additionally, our ability to obtain and maintain adequate insurance may be adversely affected by conditions in the insurance market over which we have no control. In addition, if we experience insurable events, our annual premiums could increase further or insurance may not be available at all. If significant changes in the number or financial solvency of insurance underwriters for the ethanol industry occur, we may be unable to obtain and maintain adequate insurance at a reasonable cost. We cannot assure our shareholders that we will be able to renew our insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal. The occurrence of an event that is not fully covered by insurance, the failure by one or more insurers to honor its commitments for an insured event or the loss of insurance coverage could have a material adverse effect on our financial condition, results of operations, cash flows and ability of the partnership to make distributions to its unitholders.
Risks Related to the Partnership
We depend on the partnership to provide fuel storage and transportation services.
The partnership’s operations are subject to all of the risks and hazards inherent in the storage and transportation of fuel, including: damages to storage facilities, railcars and surrounding properties caused by floods, fires, severe weather, explosions, embargoes, natural disasters or acts of terrorism; mechanical or structural failures at the partnership’s facilities or at third-party facilities at which its operations are dependent; curtailments of operations relative to severe weather; and other hazards, resulting in severe damage or destruction of the partnership’s assets or temporary or permanent shut-down of the partnership’s facilities. If the partnership is unable to serve our storage and transportation needs, our ability to operate our business could be adversely impacted, which could adversely affect our financial condition and results of operations. The inability of the partnership to continue operations, for any reason, could also impact the value of our investment in the partnership and, because the partnership is a consolidated entity, our business, financial condition and results of operations.
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
Some of the many factors that can influence the price of our common stock include: (1) our results of operations and the performance of our competitors; (2) public’s reaction to our press releases, public announcements and filings with the SEC; (3) changes in earnings estimates or recommendations by equity research analysts who follow us or other companies in our industry; (4) changes in general economic conditions; (5) changes in market prices for our products or raw materials and related substitutes; (6) sales of common stock by our directors, executive officers and significant shareholders; (7) actions by institutional investors trading in our stock; (8) disruptions in our operations; (9) changes in our management team; (10) other developments affecting us, our industry or our competitors; and (11) U.S. and international economic, legal and regulatory factors unrelated to our performance. The stock market may experience significant price and volume fluctuations, which are unrelated to the operating performance of any particular company. These broad market fluctuations could materially reduce the price of our common stock price based on factors that have little or nothing to do with our company or its performance.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We believe the properties owned and leased at our locations are sufficient to accommodate our current needs, as well as potential expansion.
Corporate
We lease approximately 54,000 square feet of office space in Omaha, Nebraska for our corporate headquarters, which houses our corporate administrative functions and commodity trading operations.
Ethanol Production Segment
We own approximately 1,637 acres of land and lease approximately 78 acres of land at and around our ethanol production facilities. As detailed in our discussion of the ethanol production segment in Item 1 – Business, our ethanol plants have the capacity to produce approximately 958 million gallons of ethanol per year.
Agribusiness and Energy Services Segment
As detailed in our discussion in Item 1 – Business, our agribusiness and energy services segment facilities include grain storage capacity at our ethanol plants of approximately 25.3 million bushels.
We lease approximately 50,500 square feet of manufacturing space in Omaha, Nebraska for our Optimal Aquafeed LLC operations, where we manufacture and store fish food, feed ingredients and other related products.
Our marketing operations are conducted primarily at our corporate office, in Omaha, Nebraska.
Partnership Segment
Our partnership owns approximately five acres of land and leases approximately 29 acres of land at two locations in two states, as disclosed in Item 1 – Business, where its fuel terminals are located, and owns approximately 41 acres of land and leases approximately two acres of land where its storage facilities are located at our ethanol production facilities.
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
Holders of Record
We had 1,844 holders of record of our common stock, not including beneficial holders whose shares are held in names other than their own, on February 7, 2023. This figure does not include approximately 56.7 million shares held in depository trusts.
Dividend Policy
On June 18, 2019, the company’s board of directors suspended its future quarterly cash dividend following the June 14, 2019 dividend payment, in order to retain and redirect cash flow to the company’s operating expense equalization plan, the deployment of high-protein technology, its stock repurchase program and other corporate purposes.
Issuer Purchases of Equity Securities
Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations. No restricted stock vested during the fourth quarter of 2022 and therefore no shares were surrendered.
Our board of directors authorized a share repurchase program of up to $200.0 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. We did not repurchase any shares during 2022. Since inception, the company has repurchased 7.4 million shares of common stock for approximately $92.8 million under the program.
Recent Sales of Unregistered Securities
None.
Equity Compensation Plans
Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph
The following graph compares our cumulative total return with the S&P SmallCap 600 Index and the Nasdaq Clean Edge Green Energy Index (CELS) for each of the five years ended December 31, 2022. The graph assumes a $100 investment in our common stock and each index at December 31, 2017, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Green Plains, Inc., the S&P Smallcap 600 Index and the NASDAQ Clean Edge Green Energy Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Green Plains, Inc.
S&P Smallcap 600
NASDAQ Clean Edge Green Energy

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/17	12/18	12/19	12/20	12/21	12/22
Green Plains Inc.	$100.00	$79.88	$95.54	$81.54	$215.22	$188.84
S&P SmallCap 600	100.00	91.52	112.37	125.05	158.59	133.06
Nasdaq Clean Edge Green Energy	100.00	87.89	125.39	357.14	347.70	242.88
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
Overview
Green Plains is an Iowa corporation, founded in June 2004 as a producer of low carbon fuels and has grown to be a leading biorefining company maximizing the potential of existing resources through fermentation and agribusiness technologies. We continue the transition from a commodity-processing business to a value-added agricultural technology company creating sustainable, high-value ingredients from existing resources. To that end, we are currently executing on a number of initiatives to allow for product diversification, new market opportunities and production of additional value-added low-carbon ingredients, such as Ultra-High Protein, dextrose, renewable corn oil and more.
Our first FQT MSC™ Ultra-High Protein installation was completed at our Shenandoah plant during the first quarter of 2020. Our Wood River plant began MSCTM operations in October 2021. Commissioning on our MSCTM installation at our Central City plant began during the third quarter of 2022 while two additional locations began commissioning in the fourth quarter of 2022. Installation at additional biorefineries is expected over the course of the next few years. Through our value-added ingredients initiative, we expect to produce Ultra-High Protein, a feed ingredient with protein concentrations of 50% or greater and yeast concentrations of 25%, increase production of renewable corn oil and produce other higher value products, such as post-MSC distillers grains.
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
Additionally, we have taken advantage of opportunities to divest certain assets in recent years to reallocate capital toward our current growth initiatives. We are focused on generating stable and growing operating margins through our business segments and risk management strategy.
Our profitability is highly dependent on commodity prices, particularly for ethanol, distillers grains, renewable corn oil, soybean meal, corn, and natural gas. Since market price fluctuations of these commodities are not always correlated, our operations may be unprofitable at times. We use a variety of risk management tools and hedging strategies to monitor price risk exposure at our ethanol plants and lock in favorable margins or reduce production when margins are compressed. Our profitability could be significantly impacted by price movements of the aforementioned commodities.
More information about our business, properties and strategy can be found under Item 1 – Business and a description of our risk factors can be found under Item 1A – Risk Factors.
Industry Factors Affecting our Results of Operations
U.S. Ethanol Supply and Demand
According to the EIA, domestic ethanol production averaged 1.0 million barrels per day in 2022, which was 1% higher than the 0.99 million barrels per day in 2021. Refiner and blender input volume increased 1% to 884 thousand barrels per day for 2022, compared with 875 thousand barrels per day in 2021. Gasoline demand decreased 0.2 million barrels per day, or 3%, in 2022 compared to the prior year. U.S. domestic ethanol ending stocks increased by approximately 3.2 million barrels compared to the prior year, or 15%, to 24.6 million barrels as of December 31, 2022. As of this filing, according to Prime the

Pump, there were approximately 2,923 retail stations selling E15 in 31 states, up from 2,555 at the beginning of the year, and approximately 386 suppliers at 113 pipeline terminal locations now offering E15 to wholesale customers.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through November 30, 2022, were approximately 1,277 mmg, up 13% from 1,126 mmg for the same period of 2021. Canada was the largest export destination for U.S. ethanol accounting for 36% of domestic ethanol export volume, driven in part by their national clean fuel standard. South Korea, Netherlands, India and United Kingdom accounted for 12%, 8%, 7% and 5%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.1 to 1.3 billion gallons in 2023, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce greenhouse gas emissions through low carbon fuel programs and eliminate MTBE from their own fuel supplies. The recent strengthening of the U.S. Dollar relative to other currencies has the potential to adversely impact the U.S. ethanol competitiveness in the global market, which could also impact domestic ethanol prices.
Legislation and Regulation
We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other products we handle. Over the years, various bills and amendments have been proposed in the House and Senate, which would eliminate the RFS entirely, eliminate the corn based ethanol portion of the mandate, and make it more difficult to sell fuel blends with higher levels of ethanol. Bills have also been introduced to require higher levels of octane blending, and require car manufacturers to produce vehicles that can operate on higher ethanol blends. We believe it is unlikely that any of these bills will become law in the current Congress. In addition, the manner in which the EPA administers the RFS and related regulations can have a significant impact on the actual amount of ethanol and other biofuels blended into the domestic fuel supply.
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
The Inflation Reduction Act of 2022, which was signed into law on August 16, 2022, is a sweeping policy that could have many potential impacts on our business which we are continuing to evaluate. The legislation (1) created a new Clean Fuel Production Credit, section 45Z of the Internal Revenue Code, which runs from 2025 to 2027 of $1.00 per gallon, which could impact our fuel ethanol, depending on the level of GHG reduction for each gallon; (2) created a new tax credit for SAF of $1.25 to $1.75 per gallon, depending on the GHG reduction for each gallon, that could possibly involve some of our low carbon ethanol through an ATJ pathway, depending on the life cycle analysis model being used (this credit expires after 2024 and shifts to the 45Z Clean Fuel Production Credit, where it qualifies for $1.75 per gallon); (3) expanded the carbon capture and sequestration credit, section 45Q of the Internal Revenue Code, to $85 for each ton of carbon sequestered, which could impact our carbon capture partnership and other potential carbon capture investments, though it cannot be claimed in conjunction with the 45Z Clean Fuel Production Credit, which could prove to be more valuable; (4) extended the biodiesel tax credit, which could impact our renewable corn oil values, as this co-product serves as a low-carbon feedstock for renewable diesel and biomass based diesel production (this credit expires after 2024 and shifts to the 45Z Clean Fuel Production credit, where all non-SAF fuels qualify for up to $1.00 per gallon); (5) funded biofuel refueling infrastructure by $500 million, which could impact the availability of higher level ethanol blended fuel; (6) increased funding for working lands conservation programs for farmers by $20 billion; and (7) provided credits for the production and purchase of electric vehicles, which could impact the amount of internal combustion engines built and sold longer term, and by extension impact the demand for liquid fuels including ethanol. There are numerous additional clean energy credits included in this law, including investment tax credits for construction of clean energy infrastructure, that could impact us and our overall competitiveness.
The RFS sets a floor for biofuels use in the United States. When the RFS was established in 2010, the required volume of conventional, or corn-based, ethanol to be blended with gasoline was to increase each year until it reached 15 billion gallons in 2015, which left the EPA to address existing limitations in both supply and demand.
As of December 31, 2022, the EPA has proposed RVOs for 2023, 2024 and 2025, setting the implied conventional ethanol levels at 15.25 billion gallons for each year, inclusive of 250 million gallons of supplemental volume in 2023 to reflect a court-ordered remand of a previously lowered RVO. The EPA also proposed a modest increase in biomass based diesel volumes over the three years, with a large increase in advanced biofuels for 2024 and 2025, which they expect to be fulfilled by e-RINs for electric vehicles. The EPA has agreed to a consent decree from the U.S. District Court for D.C. to finalize an RVO for 2023 (and possibly 2024 and 2025) by June 14, 2023.
Under the RFS, RINs and SREs are important tools impacting supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total production of domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS mandated volumes. Ethanol producers assign RINs to each gallon of renewable fuel they produce and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs can affect the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. Of note, the RIN mechanism for proposed e-RINs could vary from the traditional process.
As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant them a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for the 2016, 2017 and 2018 reporting years than they had in prior years, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly. In the waning days of the previous administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the previous administration, erasing a total 4.3 billion gallons of potential blending demand. The EPA, under the current administration, reversed the three SREs issued in the final weeks of the previous administration, and in conjunction with the RVO rulemaking for 2020, 2021, and 2022, denied all pending SREs, a stance they have reiterated in the proposed 2023, 2024 and 2025 RVO rulemaking. There are multiple on-going legal challenges to how the EPA has handled SREs and RFS rulemakings.
The One-Pound Waiver, which was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer, was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 is uncertain. The Supreme Court declined to hear a challenge to this ruling. On April 12, 2022, the President announced that he has directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the summer months, and that the temporary waiver should be extended as long as the gasoline supply emergency lasts. As of this filing, E15 is sold year-round at approximately 2,923 stations in 31 states.
In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment for dispensing higher blends of ethanol and biodiesel. In December 2021, the USDA announced it would administer another infrastructure grant program. The Inflation Reduction Act, signed into law in 2022, provided for an additional $500 million in USDA grants for biofuel infrastructure from 2022 to 2031, though all the funds could be awarded in the first few years of the program.
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
The U.S. ethanol industry relies heavily on tank cars to deliver its product to market. In 2015, the DOT finalized the Enhanced Tank Car Standard and Operational Controls for High-Hazard and Flammable Trains, or DOT specification 117, which established a schedule to retrofit or replace older tank cars that carry crude oil and ethanol, braking standards intended to reduce the severity of accidents and new operational protocols. The deadline for compliance with DOT specification 117 is May 1, 2023. The rule may increase our lease costs for railcars over the long term, which will, in turn, result in an increase in fees the partnership charges for railcar capacity. Additionally, existing railcars may be out of service for a period of time while upgrades are made, tightening supply in an industry that is highly dependent on railcars to transport product. We are strategically managing our leased railcar fleet to comply with the new regulations and have commenced transition of our fleet to DOT 117 compliant railcars. As of December 31, 2022, approximately 87% of our railcar fleet was DOT 117 compliant. We anticipate that our entire railcar fleet will be DOT 117 compliant by the 2023 deadline.
Variability of Commodity Prices
Our business is highly sensitive to commodity price fluctuations, particularly for corn, ethanol, renewable corn oil, distillers grains, Ultra-High Protein, and natural gas, which are impacted by factors that are outside of our control, including weather conditions, corn yield, changes in domestic and global ethanol supply and demand, government programs and policies and the price of crude oil, gasoline and substitute fuels. We use various financial instruments to manage and reduce our exposure to price variability. For more information about our commodity price risk, refer to Item 7A. - Qualitative and Quantitative Disclosures About Market Risk, Commodity Price Risk in this report.
We maintained an average utilization rate of approximately 91% of capacity during 2022, compared with 77% of capacity for the prior year. Our operating strategy is to transform our company to a value-add agricultural technology company. Depending on the margin environment, we may exercise operational discretion that results in reductions in production volumes. It is possible that throughput volumes could be below our MVC made to the partnership in the future, depending on various factors that drive each biorefinery’s variable contribution margin, including future driving and gasoline demand for the industry, demand for valuable coproducts we produce, and the supply and pricing of renewable feedstocks needed to operate our biorefineries. We are currently producing Ultra-High Protein at three locations, and began commissioning FQT’s MSCTM technology at two additional locations in the fourth quarter of 2022. We also anticipate deploying FQT MSC™ technology at various locations across our platform to help meet growing global demand for protein feed ingredients and renewable corn oil.
Effects of Inflation
While inflation has increased relative to recent years, we do not expect it to have a material impact on our future results of operations. However, inflation has and may continue to impact the interest rate environment in which we operate, resulting in a higher cost of capital. Refer to Item 7A. - Qualitative and Quantitative Disclosures About Market Risk, Commodity Price Risk in this report for additional information related to interest rate risk.
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
Derivative Financial Instruments
We use various derivative financial instruments, including exchange-traded futures and exchange-traded and over-the-counter options contracts, to attempt to minimize risk and the effect of commodity price changes, including but not limited to, corn, ethanol, natural gas, soybean meal, soybean oil and other agricultural and energy products. We monitor and manage this exposure as part of our overall risk management policy to reduce the adverse effect market volatility may have on our operating results. We may hedge these commodities as one way to mitigate risk; however, there may be situations when these hedging activities themselves result in losses.

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
Forward contracts are recorded at fair value unless the contracts qualify for, and we elect, normal purchase or sale exceptions. Changes in fair value are recorded in operating income unless the contracts qualify for, and we elect, cash flow hedge accounting treatment.
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
Please refer to Note 11 - Derivative Financial Instruments to the consolidated financial statements for further details.
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
Please refer to Note 16 - Income Taxes to the consolidated financial statements for further details.
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
Components of Revenues and Expenses
Revenues. For our ethanol production segment, our revenues are derived primarily from the sale of ethanol, distillers grains, Ultra-High Protein and renewable corn oil. For our agribusiness and energy services segment, our primary sources of revenue include sales of ethanol, distillers grains and renewable corn oil that we market for our ethanol plants, in which we earn a marketing fee, sales of ethanol we market for a third-party and sales of grain and other commodities purchased in the open market. The vast majority of our revenues are from forward contracts accounted for as derivatives under ASC 815 as disclosed in the tables within Note 4 - Revenue and Note 11 - Derivative Financial Instruments. Revenues include net gains or losses from derivatives related to products sold. For our partnership segment, our revenues consist primarily of fees for receiving, storing, transferring and transporting ethanol and other fuels.
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
For our agribusiness and energy services segment, purchases of ethanol, distillers grains, renewable corn oil and grain are the primary component of cost of goods sold. Grain inventories held for sale and forward purchase and sale contracts are valued at market prices when available or other market quotes adjusted for differences, such as transportation, between the exchange-traded market and local markets where the terms of the contracts are based. Changes in the market value of grain inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts are recognized as a component of cost of goods sold.
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
Selling, General and Administrative Expense. Selling, general and administrative expenses are recognized at the operating segment and corporate level. These expenses consist of employee salaries, incentives and benefits; office expenses; director fees; and professional fees for accounting, legal, consulting and investor relations services. Personnel costs, which include employee salaries, incentives and benefits, as well as severance and separation costs, are the largest expenditure. Selling, general and administrative expenses that cannot be allocated to an operating segment are referred to as corporate activities.

Other Income (Expense). Other income (expense) includes interest earned, interest expense and other non-operating items, as well as a $27.7 million grant received from the USDA related to the Biofuel Producer Program authorized as part of the CARES Act to offset market losses as a result of the COVID-19 pandemic for the year-ended December 31, 2022.
Income from Equity Method Investees, Net of Income Taxes. Income from equity method investees, net of income taxes, represents our proportional share of earnings from our equity method investees.
Results of Operations
Comparability
The following summarizes various events that affect the comparability of our operating results for the past three years:

•October 2020	Our remaining 50% membership interest in GPCC was sold.
•December 2020	Hereford, Texas ethanol plant was sold and certain storage assets of this plant were acquired from the partnership prior to being sold.
•December 2020	Acquired a majority interest in FQT.
•March 2021	Ord, Nebraska ethanol plant was sold and certain storage assets of this plant were acquired from the partnership prior to being sold.
•May 2022	Received a $27.7 million grant from the USDA as part of the CARES Act.
The year ended December 31, 2020, includes approximately nine months of operations of the GPCC joint venture being accounted for using the equity method of accounting.
A discussion regarding our financial condition and results of operations for the year ended December 31, 2021, compared to the year ended December 31, 2020, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 18, 2022.
Segment Results
We report the financial and operating performance for the following three operating segments: (1) ethanol production, which includes the production of ethanol, distillers grains, Ultra-High Protein and renewable corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, renewable corn oil, natural gas and other commodities, and (3) partnership, which includes fuel storage and transportation services.
During the normal course of business, our operating segments do business with each other. For example, our agribusiness and energy services segment procures grain and natural gas and sells products, including ethanol, distillers grains and renewable corn oil of our ethanol production segment. Our partnership segment provides fuel storage and transportation services for our agribusiness and energy services segment. These intersegment activities are treated like third-party transactions with origination, marketing and storage fees charged at estimated market values. Consequently, these transactions affect segment performance; however, they do not impact our consolidated results since the revenues and corresponding costs are eliminated.
Corporate activities include selling, general and administrative expenses, consisting primarily of compensation, professional fees and overhead costs not directly related to a specific operating segment.

The selected operating segment financial information are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues:
Ethanol production:
Revenues from external customers	$3,070,192	$2,153,368	$1,502,481
Intersegment revenues	—	—	100
Total segment revenues	3,070,192	2,153,368	1,502,581
Agribusiness and energy services:
Revenues from external customers	588,654	669,526	416,403
Intersegment revenues	26,961	21,958	27,468
Total segment revenues	615,615	691,484	443,871
Partnership:
Revenues from external customers	4,003	4,274	4,835
Intersegment revenues	75,764	74,178	78,510
Total segment revenues	79,767	78,452	83,345
Revenues including intersegment activity	3,765,574	2,923,304	2,029,797
Intersegment eliminations	(102,725)	(96,136)	(106,078)
	$3,662,849	$2,827,168	$1,923,719

	Year Ended December 31,
	2022	2021	2020
Cost of goods sold:
Ethanol production	$3,068,366	$2,063,283	$1,507,335
Agribusiness and energy services	562,950	657,375	409,407
Intersegment eliminations	(106,305)	(95,549)	(104,579)
	$3,525,011	$2,625,109	$1,812,163

	Year Ended December 31,
	2022	2021	2020
Gross margin:
Ethanol production	$1,826	$90,085	$(4,754)
Agribusiness and energy services	52,665	34,109	34,464
Partnership	79,767	78,452	83,345
Intersegment eliminations	3,580	(587)	(1,499)
	$137,838	$202,059	$111,556

	Year Ended December 31,
	2022	2021	2020
Operating income (loss):
Ethanol production (1)	$(117,764)	$(27,996)	$(129,618)
Agribusiness and energy services	36,415	17,458	15,773
Partnership	47,699	48,672	50,437
Intersegment eliminations	3,580	(587)	(1,400)
Corporate activities (2)	(68,878)	(12,039)	(57,888)
	$(98,948)	$25,508	$(122,696)
(1)Operating loss for ethanol production includes an inventory lower of cost or net realizable value adjustment of $12.3 million for the year-ended December 31, 2022, and a goodwill impairment charge of $24.1 million and $3.9 million loss on sale of assets from the sale of the Hereford, Texas ethanol plant for the year-ended December 31, 2020.
(2)Corporate activities for the year-ended December 31, 2021 include a $29.6 million net gain on sale of assets primarily from the sale of the Ord, Nebraska ethanol plant. Corporate activities for the year-ended December 31, 2020 include an $18.5 million loss on sale of assets from the sale of the Hereford, Texas ethanol plant and a $1.5 million net gain from the sale of GPCC.

	Year Ended December 31,
	2022	2021	2020
Depreciation and amortization:
Ethanol production	$81,545	$82,969	$67,956
Agribusiness and energy services	3,466	2,535	2,512
Partnership	4,093	3,737	3,806
Corporate activities	3,594	2,711	3,970
	$92,698	$91,952	$78,244
We use EBITDA, adjusted EBITDA, and segment EBITDA as measures of profitability to compare the financial performance of our reportable segments and manage those segments. EBITDA is defined as earnings before interest expense, income tax expense, including related tax expense of equity method investments, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs. Adjusted EBITDA includes adjustments related to other income associated with the USDA COVID-19 relief grant, gains or losses on sale of assets, our proportional share of EBITDA adjustments of our equity method investees and noncash goodwill impairment. We believe EBITDA, adjusted EBITDA and segment EBITDA are useful measures to compare our performance against other companies. These measures should not be considered an alternative to, or more meaningful than, net income, which is prepared in accordance with GAAP. EBITDA, adjusted EBITDA, and segment EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA, adjusted EBITDA, and segment EBITDA may not be comparable with a similarly titled measure of other companies.

The following table reconciles net loss including noncontrolling interest to adjusted EBITDA (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net loss	$(103,377)	$(44,146)	$(89,654)
Interest expense (1)	32,642	67,144	39,993
Income tax expense (benefit)	4,747	1,845	(43,879)
Depreciation and amortization (2)	92,698	91,952	78,244
EBITDA	26,710	116,795	(15,296)
Other income (3)	(27,712)	—	—
Loss (gain) on sale of assets, net	—	(29,601)	20,860
Proportional share of EBITDA adjustments to equity method investees	180	184	7,093
Noncash goodwill impairment	—	—	24,091
Adjusted EBITDA	$(822)	$87,378	$36,748
(1)Interest expense for the year ended December 31, 2021 includes a loss on extinguishment of convertible notes of $22.1 million and a loss on settlement of convertible notes of $9.5 million.
(2)Excludes the amortization of operating lease right-of-use assets and amortization of debt issuance costs.
(3)Other income for the year-ended December 31, 2022 includes a grant received from the USDA related to the Biofuel Producer Program of $27.7 million.
The following table reconciles segment EBITDA to consolidated adjusted EBITDA (in thousands):

	Year Ended December 31,
	2022	2021	2020
Adjusted EBITDA:
Ethanol production (1)	$(8,619)	$55,056	$(60,868)
Agribusiness and energy services	39,798	19,716	18,430
Partnership	52,429	53,109	54,907
Intersegment eliminations	3,580	(587)	(1,400)
Corporate activities (2)	(60,478)	(10,499)	(26,365)
EBITDA	26,710	116,795	(15,296)
Other income (3)	(27,712)	—	—
Loss (gain) on sale of assets, net	—	(29,601)	20,860
Proportional share of EBITDA adjustments to equity method investees	180	184	7,093
Noncash goodwill impairment	—	—	24,091
Adjusted EBITDA	$(822)	$87,378	$36,748
(1)Operating loss for ethanol production includes an inventory lower of cost or net realizable value adjustment of $12.3 million for the year-ended December 31, 2022, and a goodwill impairment charge of $24.1 million and $3.9 million loss on sale of assets from the sale of the Hereford, Texas ethanol plant for the year-ended December 31, 2020.
(2)Corporate activities for the year-ended December 31, 2021 include a $29.6 million net gain on sale of assets primarily from the sale of the Ord, Nebraska ethanol plant. Corporate activities for the year-ended December 31, 2020 include an $18.5 million loss on sale of assets from the sale of the Hereford, Texas ethanol plant and a $1.5 million gain from sale of GPCC.
(3)Other income for the year-ended December 31, 2022 includes a grant received from the USDA related to the Biofuel Producer Program of $27.7 million.

Total assets by segment are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Total assets (1):
Ethanol production	$1,157,791	$1,101,151
Agribusiness and energy services	489,083	487,164
Partnership	108,680	100,349
Corporate assets	386,437	524,206
Intersegment eliminations	(18,860)	(53,115)
	$2,123,131	$2,159,755
(1)Asset balances by segment exclude intercompany balances.
Year Ended December 31, 2022 compared with the Year Ended December 31, 2021
Consolidated Results
Consolidated revenues increased $835.7 million in 2022 compared with 2021 primarily due to higher average selling prices and higher volumes sold on ethanol, distillers grains and renewable corn oil within our ethanol production segment as described below, slightly offset by lower revenues within our agribusiness and energy services segment as a result of decreased trading volumes.
Net loss increased $59.2 million and adjusted EBITDA decreased $88.2 million in 2022 compared with 2021 primarily due to decreased margins within our ethanol production segment. Interest expense decreased $34.5 million in 2022 compared with 2021 primarily due to the loss upon settlement of convertible notes of $31.6 million recorded during 2021, as well as higher capitalized interest and decreased amortization of debt issuance costs, partially offset by increased interest as a result of higher rates and a higher average debt balance. Income tax expense was $4.7 million in 2022 compared to an income tax expense of $1.8 million in 2021 primarily due to an increase in the valuation allowance recorded against certain deferred tax assets.
The following discussion provides greater detail about our segment performance.
Ethanol Production Segment
Key operating data for our ethanol production segment is as follows:

	Year Ended December 31,
	2022	2021

Ethanol sold
(thousands of gallons)	872,133	750,648
Distillers grains sold
(thousands of equivalent dried tons)	2,280	1,977
Renewable corn oil sold
(thousands of pounds)	281,730	219,807
Corn consumed
(thousands of bushels)	301,868	259,786
Revenues in our ethanol production segment increased $916.8 million in 2022 compared with 2021 primarily due to higher ethanol, distillers grains and renewable corn oil volumes sold resulting in increased revenues of $295.7 million, $57.3 million and $31.9 million, respectively, as well as higher weighted average selling prices on ethanol, distillers grains and renewable corn oil resulting in increased revenues of $168.2 million, $90.2 million and $50.0 million, respectively. Revenues also increased as a result of ethanol hedging activities by $233.3 million.
Cost of goods sold in our ethanol production segment increased $1,005.1 million for 2022 compared with 2021 due to higher weighted average corn prices, higher corn volumes processed and hedging activities, resulting in increased costs of $400.2 million, $248.3 million and $151.3 million, respectively, as well as an increase of $178.8 million driven by higher utilities, freight and chemical costs.
Operating loss in our ethanol production segment increased $89.8 million in 2022 compared with 2021 primarily due to decreased margins as outlined above. Depreciation and amortization expense for the ethanol production segment was $81.5 million for 2022 compared with $83.0 million during 2021.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $75.9 million while operating income increased $19.0 million in 2022 compared with 2021. The decrease in revenues was primarily due to a decrease in ethanol, distillers grains and renewable corn oil trading volume. Operating income increased primarily as a result of higher trading margins.
Partnership Segment
Revenues generated by our partnership segment increased $1.3 million in 2022 compared with 2021. Railcar transportation services revenue increased $2.4 million primarily due to an increase in railcar volumetric capacity and associated fees. Storage and throughput services revenue decreased $0.7 million primarily due to a reduction in contracted minimum volume commitments as a result of the sale of our parent’s Ord ethanol plant in the first quarter of 2021. Trucking and other revenue decreased $0.3 million primarily as a result of lower non-affiliate freight volume. Terminal services revenue remained consistent with the prior year. Operating income decreased $1.0 million in 2022 compared with 2021 primarily due to higher railcar lease expenses.
Intersegment Eliminations
Intersegment eliminations of revenues increased by $6.6 million for 2022 compared with 2021 due to increased intersegment marketing and commodity service fees within the agribusiness and energy services segment as a result of higher production volumes as well as increased storage and throughput fees paid to the partnership segment.
Corporate Activities
Operating loss was impacted by an increase in corporate activities of $56.8 million for 2022 compared with 2021, primarily due to the net gain on sale of assets recorded during 2021 of $29.6 million, as well as increased personnel costs, professional fees and travel costs during 2022.
Income Taxes
We recorded income tax expense of $4.7 million for 2022 compared to an income tax expense of $1.8 million in 2021. The increase in the amount of tax expense recorded for 2022 was primarily due to an increase in the valuation allowance recorded against certain deferred tax assets.
Liquidity and Capital Resources
Our principal sources of liquidity include cash generated from operating activities and bank credit facilities. We fund our operating expenses and service debt primarily with operating cash flows. Capital resources for maintenance and growth expenditures are funded by a variety of sources, including cash generated from operating activities, borrowings under bank credit facilities, or issuance of senior notes or equity. Our ability to access capital markets for debt under reasonable terms depends on our financial condition, credit ratings and market conditions. We believe that our ability to obtain financing at reasonable rates and our history of positive cash flow from operating activities, which have been positive for eight of the previous ten years, provide a solid foundation to meet our future liquidity and capital resource requirements.
On December 31, 2022, we had $444.7 million in cash and cash equivalents and $55.6 million in restricted cash. We also had $235.0 million available under our committed revolving credit agreement, subject to restrictions or other lending conditions. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At December 31, 2022, our subsidiaries had approximately $117.1 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities.
Net cash provided by operating activities was $69.7 million in 2022 compared to $4.2 million in 2021. Operating activities compared to the prior year were primarily affected by fluctuations in working capital, including cash provided by higher accounts payable and lower accounts receivable, offset by higher net loss when compared to the prior year. Net cash used in investing activities was $105.3 million in 2022 compared to $236.3 million in 2021 primarily due to the purchases of marketable securities in the prior year. Net cash used in financing activities was $25.1 million in 2022 compared to net cash provided by financing activities of $518.2 million in 2021 primarily due to proceeds from the issuance of common stock and debt offerings during 2021.
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
We incurred capital expenditures of $212.4 million in 2022 primarily for Ultra-High Protein expansion projects at Central City, Mount Vernon and Obion and for various other capital projects, which were funded from our restricted cash accounts. The current projected estimate for capital spending for 2023 is approximately $150 million to $250 million, which is subject to review prior to the initiation of any project. The estimate includes additional expenditures to deploy FQT’s MSC™ and CST™ technology, as well as expenditures for various other maintenance projects, which are expected to be financed with cash on hand and by cash provided by operating activities.
Our business is highly sensitive to the price of commodities, particularly for corn, ethanol, distillers grains, renewable corn oil and natural gas. We use derivative financial instruments to reduce the market risk associated with fluctuations in commodity prices. Sudden changes in commodity prices may require cash deposits with brokers for margin calls or significant liquidity with little advanced notice to meet margin calls, depending on our open derivative positions. We continuously monitor our exposure to margin calls and believe we will continue to maintain adequate liquidity to cover margin calls from our operating results and borrowings.
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
Our board of directors authorized a share repurchase program of up to $200.0 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We did not repurchase any common stock in 2022 and 2021. Since inception, we have repurchased 7.4 million shares of common stock for approximately $92.8 million under the program.
We believe we have sufficient working capital for our existing operations. A continued sustained period of unprofitable operations, however, may strain our liquidity. We may sell additional assets or equity or borrow capital to improve or preserve our liquidity, expand our business or acquire businesses.
Debt
We were in compliance with our debt covenants at December 31, 2022. Based on our forecasts, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.
As outlined in Note 12 - Debt, we use LIBOR as a reference rate for certain credit facilities. The administrator of LIBOR ceased the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and will cease the remaining USD LIBOR settings immediately following the LIBOR publication on

June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new reference rate, the SOFR, calculated using short-term repurchase agreements backed by Treasury securities. The potential effect of any such event on interest expense is not expected to be material.
Corporate Activities
In March 2021, we issued $230.0 million of 2.25% convertible senior notes due in 2027, or the 2.25% notes. The 2.25% notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year. The initial conversion rate is 31.6206 shares of the company’s common stock per $1,000 principal amount of 2.25% notes (equivalent to an initial conversion price of approximately $31.62 per share of our common stock), representing an approximately 37.5% premium over the offering price of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; or a tender or exchange offering. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our calling the 2.25% notes for redemption. We may settle the 2.25% notes in cash, common stock or a combination of cash and common stock. At December 31, 2022, the outstanding principal balance on the 2.25% notes was $230.0 million.
In June 2019, we issued $115.0 million of 4.00% convertible senior notes due in 2024, or the 4.00% notes. The 4.00% notes were senior, unsecured obligations, with interest payable on January 1 and July 1 of each year, beginning January 1, 2020, at a rate of 4.00% per annum. The initial conversion rate was 64.1540 shares of our common stock per $1,000 principal amount of the 4.00% notes, which is equivalent to an initial conversion price of approximately $15.59 per share of our common stock. We increased the final conversion rate to 66.4178 in connection with calling the 4.00% notes for redemption on May 25, 2022.
In May 2021, we entered into a privately negotiated agreement with certain noteholders of the company’s 4.00% notes. Under this agreement, 3.6 million shares of our common stock were exchanged for $51.0 million in aggregate principal amount of the 4.00% notes. Common stock held as treasury shares were exchanged for the 4.00% notes.
On May 25, 2022, we gave notice calling for the redemption of our outstanding 4.00% notes, totaling an aggregate principal amount of $64.0 million. The conversion rate was 66.4178 shares of common stock per 1,000 of principal. From July 1, 2022 through July 8, 2022, the remaining $64.0 million of the 4.00% notes were converted into approximately 4.3 million shares of common stock. Common stock held as treasury shares were exchanged for the 4.00% notes. Pursuant to the guidance within ASC 470, Debt, we recorded the exchanges as a conversion. The 4.00% notes were retired effective July 8, 2022.
In August 2016, we issued $170.0 million of 4.125% convertible senior notes due in 2022, or 4.125% notes, which were senior, unsecured obligations with interest payable on March 1 and September 1 of each year. Prior to March 1, 2022, the 4.125% notes were not convertible unless certain conditions are satisfied. The initial conversion rate was 35.7143 shares of common stock per $1,000 of principal, which was equal to a conversion price of approximately $28.00 per share.
In March 2021, concurrent with the issuance of the 2.25% notes, we used approximately $156.5 million of the net proceeds of the 2.25% notes to repurchase approximately $135.7 million aggregate principal amount of its 4.125% notes due 2022, in privately negotiated transactions. Pursuant to the guidance within ASC 470, Debt, we recorded a loss upon extinguishment of $22.1 million in interest expense. This charge included $1.2 million of unamortized debt issuance costs related to the principal balance extinguished.
During August 2022, we entered into four privately negotiated exchange agreements with certain noteholders of the 4.125% notes to exchange approximately $32.6 million aggregate principal amount for approximately 1.2 million shares of our common stock. Additionally, on September 1, 2022, approximately $1.7 million aggregate principal amount of the 4.125% notes were settled through a combination of $1.7 million in cash and approximately 15 thousand shares of our common stock, and the remaining $23 thousand aggregate principal amount and accrued interest were settled in cash. The 4.125% notes were fully retired effective September 1, 2022.
Ethanol Production Segment
On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon issued $125.0 million of junior secured mezzanine notes due 2026 with BlackRock for the purchase of all notes issued. At December 31, 2022, the outstanding principal balance was $125.0 million on the loan and the interest rate was 11.75%.
Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of us, have a $75.0 million delayed draw loan agreement, which matures on September 1, 2035. At December 31, 2022, the outstanding principal balance was $74.6 million on the loan and the interest rate was 5.02%.
We also have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.
Agribusiness and Energy Services Segment
Green Plains Finance Company, Green Plains Grain and Green Plains Trade have total revolving commitments of $350.0 million and an accordion feature whereby amounts available under the Facility may be increased by up to $100.0 million of new lender commitments subject to certain conditions, due 2027. Each SOFR rate loan shall bear interest for each day at a rate per annum equal to the Term SOFR rate for the outstanding period plus a Term SOFR adjustment and an applicable margin of 2.25% to 2.50%, which is dependent on undrawn availability under the Facility. Each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable margin of 1.25% to 1.50%, which is dependent on undrawn availability under the Facility. The unused portion of the Facility is also subject to a commitment fee of 0.275% to 0.375%, dependent on undrawn availability. At December 31, 2022, the outstanding principal balance was $115.0 million on the facility and the interest rate was 8.02%.
Green Plains Commodity Management has an uncommitted $40.0 million revolving credit facility to finance margins related to its hedging programs. We expect to refinance or extend this facility prior to maturity. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At December 31, 2022, the outstanding principal balance was $22.7 million on the facility and the interest rate was 6.05%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreements as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of December 31, 2022.
Partnership Segment
Green Plains Partners, through a wholly owned subsidiary, has a term loan to fund working capital, capital expenditures and other general partnership purposes. On July 20, 2021, the partnership’s prior credit facility was amended in the Amended and Restated Credit Agreement (“Amended Credit Facility”) with BlackRock and TMI Trust Company as administrative agent. The Amended Credit Facility decreased the total amount available to $60.0 million, extended the maturity from December 31, 2021 to July 20, 2026, and converted the balance to a term loan. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter.
Under the terms of the Amended Credit Facility, BlackRock purchased the outstanding balance of the existing notes from the previous lenders. Interest on the term loan is based on 3-month LIBOR plus 8.00%, with a 0% LIBOR floor and is payable on the 15th day of each March, June, September and December, during the term, with the first interest payment being September 15, 2021. The Amended Credit Facility is secured by substantially all of the assets of the partnership.
During the year ended December 31, 2021, prior to the amendment, principal payments of $50.0 million were made on the previous credit facility, including $19.5 million of scheduled repayments, $27.5 million related to the sale of the storage assets located adjacent to the Ord, Nebraska ethanol plant and a $3.0 million prepayment made with excess cash.
On February 11, 2022, the Amended Credit Facility was modified to allow Green Plains Partners and its affiliates to repurchase outstanding notes. On the same day, the partnership purchased $1.0 million of the outstanding notes from accounts and funds managed by BlackRock and subsequently retired the notes. As of December 31, 2022, the term loan had a balance of $59.0 million and an interest rate of 12.77%.
Refer to Note 12 – Debt included as part of the notes to consolidated financial statements for more information about our debt.

Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements and contractual and purchase commitments related to commodities, storage and transportation. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of December 31, 2022 totaled $85.6 million. As of December 31, 2022, we had contracted future purchases of ethanol, grain, natural gas, and distillers grains valued at approximately $389.1 million and future commitments for storage and transportation valued at approximately $23.6 million. Refer to Note 17 – Commitments and Contingencies included in the notes to consolidated financial statements for more information.
Item 7A. Qualitative and Quantitative Disclosures About Market Risk.
We use various financial instruments to manage and reduce our exposure to various market risks, including changes in commodity prices and interest rates. We conduct the majority of our business in U.S. dollars and are not currently exposed to material foreign currency risk.
Interest Rate Risk
We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate, SOFR or LIBOR. At December 31, 2022, we had $634.8 million in debt, $196.6 million of which had variable interest rates. A 10% increase in interest rates would affect our interest cost by approximately $1.8 million per year.
Refer to Note 12 – Debt included as part of the notes to consolidated financial statements for more information about our debt.
Commodity Price Risk
Our business is highly sensitive to commodity price risk, particularly for ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas. Ethanol prices are sensitive to world crude oil supply and demand, the price of crude oil, gasoline, corn, the price of substitute fuels, refining capacity and utilization, government regulation and consumer demand for alternative fuels. Corn prices are affected by weather conditions, yield, changes in domestic and global supply and demand, and government programs and policies. Distillers grains prices are impacted by livestock numbers on feed, prices for feed alternatives and supply, which is associated with ethanol plant production. Natural gas prices are influenced by severe weather in the summer and winter and hurricanes in the spring, summer and fall. Other factors include North American energy exploration and production, and the amount of natural gas in underground storage during injection and withdrawal seasons.
To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. For the year ended December 31, 2022, revenues included net losses of $1.6 million and cost of goods sold included net losses of $66.2 million associated with derivative instruments.
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
Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on December 31, 2022, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price

Ethanol	958,000	Gallons	$174,393
Corn	330,000	Bushels	$162,336
Distillers grains	2,700	Tons (2)	$45,178
Renewable corn oil	310,000	Pounds	$13,784
Natural gas	27,700	MmBTU	$2,388

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
Under the supervision of and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of

December 31, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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
Under the supervision and participation of our chief executive officer and chief financial officer, management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2022, based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
Management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. We have not identified any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Green Plains Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Green Plains Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 10, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 10, 2023

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information in our Proxy Statement for the 2023 Annual Meeting of Stockholders (“Proxy Statement”) under “Corporate Governance,” “Proposal 1 – Election of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports” is incorporated by reference.
We have adopted a code of ethics that applies to our chief executive officer, chief financial officer and all other senior financial officers. Our code of ethics is available on our website at www.gpreinc.com in the “Investors and Media – Governance” section. Amendments or waivers are disclosed within five business days following its adoption.
Item 11. Executive Compensation.
Information included in the Proxy Statement under “Corporate Governance - Compensation of Directors” and “Executive Compensation” is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information in the Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information in the Proxy Statement under "Corporate Governance" and “Transactions with Related Persons, Promoters and Certain Control Persons” is incorporated by reference.
Item 14. Principal Accounting Fees and Services.
Information in the Proxy Statement under “Independence of Auditors” and "Auditors' Fees" is incorporated by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(1)Financial Statements. The following consolidated financial statements and notes are filed as part of this annual report on Form 10-K.
(2)Financial Statement Schedules. All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(3)Exhibits. The following exhibits are incorporated by reference, filed or furnished as part of this annual report on Form 10-K.
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

2.5(b)
Asset Purchase Agreement, dated December 14, 2020, by and among Green Plains LP, Green Plains Holdings LLC, Green Plains Operating Company LLC, Green Plains Ethanol Storage LLC, Green Plains Logistics LLC, Green Plains Inc., Green Plains Trade Group LLC and Green Plains Hereford LLC. (incorporated herein by reference to Exhibit 2.2 to the company's Current Report on Form 8-K filed on December 15, 2020).

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
3.1(b)
Articles of Amendment to Second Amended and Restated Articles of Incorporation of Green Plains Renewable Energy, Inc. (incorporated herein by reference to Exhibit 3.1 of the company’s Current Report on Form 8-K filed May 9, 2011)

3.1(c)
Second Articles of Amendment to Second Amended and Restated Articles of Incorporation of Green Plains Renewable Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed May 16, 2014)

3.1(d)
Third Articles of Amendment to Second Amended and Restated Articles of Incorporation of Green Plains, Inc. (incorporated herein by reference to Exhibit 3.1 to the company's Current Report on Form 8-K filed on May 6, 2022)

3.2(a)
Fourth Amended and Restated Bylaws of Green Plains Inc., dated September 27, 2021 (incorporated herein by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on September 28, 2021)

3.2(b)	First Amendment to Fourth Amended and Restated Bylaws of Green Plains, Inc. (incorporated herein by reference to Exhibit 3.2 to the company's Current Report on Form 8-K filed on May 6, 2022)
3.3	Fifth Amended and Restated Bylaws of Green Plains Inc., dated November 14, 2022 (incorporated herein by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on November 16, 2022)
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
*10.3(a)
Employment Agreement by and between Green Plains Renewable Energy, Inc. and Todd Becker dated May 7, 2008 (incorporated herein by reference to Exhibit 10.54 of the company’s Registration Statement on Form S-4/A filed August 1, 2008)

*10.3(b)
Amendment No. 1 to Employment Agreement by and between Green Plains Renewable Energy, Inc. and Todd Becker, dated December 18, 2009. (incorporated herein by reference to Exhibit 10.7(b) of the company’s Annual Report on Form 10-K filed February 24, 2010)

*10.3(c)
Amendment No. 2 to Employment Agreement by and between Green Plains, Inc. and Todd Becker, dated March 27, 2018 (incorporated herein by reference to Exhibit 10.52 of the company’s Quarterly Report on Form 10-Q filed on May 7, 2018)

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
Guaranty, dated as of August 29, 2017, in favor of BNP Paribas, as administrative agent (incorporated herein by reference to Exhibit 10.3(c) to the company’s Current Report on Form 8-K dated August 29, 2017)

*10.10
Employment Agreement by and between Green Plains Renewable Energy, Inc. and Patrich Simpkins dated April 1, 2012 (incorporated herein by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q filed May 1, 2014)

*10.11
Employment Agreement by and between Green Plains Inc. and Michelle S. Mapes dated February 3, 2020 (incorporated herein by reference to Exhibit 10.12 of the company’s Annual Report on Form 10-K filed February 20, 2020)

10.12
Amended and Restated Credit Agreement, dated as of August 28, 2019, by and among Green Plains Cattle Company LLC, Bank of the West and ING Capital LLC, as Joint Administrative Agents, and the lenders party to the Credit Agreement (Certain schedules to the Amended and Restated Credit Agreement have been omitted. The company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.3 of the company’s Current Report on Form 8-K filed September 9, 2019)

10.13
Contribution, Conveyance and Assumption Agreement, dated July 1, 2015, by and among Green Plains Inc., Green Plains Obion LLC, Green Plains Trucking LLC, Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.14(a)
Omnibus Agreement, dated July 1, 2015, by and among Green Plains Inc., Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.14(b)
First Amendment to the Omnibus Agreement, dated January 1, 2016, by and among Green Plains Inc., Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (incorporated herein by reference to Exhibit 10.22(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.14(c)
Second Amendment to the Omnibus Agreement, dated September 23, 2016, by and among Green Plains Inc., Green Plains Partners LP, Green Plains Holdings LLC and Green Plains Operating Company LLC (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated September 26, 2016)

10.14(d)
Third Amendment to the Omnibus Agreement, dated November 15, 2018, by and among Green Plains Inc., Green Plains Partners LP, Green Plains Holdings LLC and Green Plains Operating Company LLC (incorporated herein by reference to Exhibit 10.18(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.15(a)
Operational Services and Secondment Agreement, dated July 1, 2015, by and between Green Plains Inc. and Green Plains Holdings LLC (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.15(b)
Amendment No. 1 to the Operational Services and Secondment Agreement, dated January 1, 2016, by and between Green Plains Inc. and Green Plains Holdings LLC (incorporated herein by reference to Exhibit 10.23(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.15(c)
Amendment No. 2 to Operational Services and Secondment Agreement, dated September 23, 2016, between Green Plains Inc. and Green Plains Holdings LLC (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated September 26, 2016)

10.15(d)
Amendment No. 3 to Operational Services and Secondment Agreement, dated November 15, 2018, between Green Plains Inc. and Green Plains Holdings LLC (incorporated herein by reference to Exhibit 10.19(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.15(e)
Amendment No. 4 to Operational Services and Secondment Agreement, dated December 28, 2020, between Green Plains Inc. and Green Plains Holdings LLC (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed December 28, 2020)

10.15(f)
Amendment No. 5 to Operational Services and Secondment Agreement, dated March 22, 2021, between Green Plains Inc. and Green Plains Holdings LLC. (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated March 23, 2021)

10.16(a)
Rail Transportation Services Agreement, dated July 1, 2015, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.16(b)
Amendment No. 1 to Rail Transportation Services Agreement, dated September 1, 2015, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.16(c)
Correction to Rail Transportation Services Agreement, dated May 12, 2016, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.16(d)	Amendment No. 2 to Rail Transportation Services Agreement, dated November 30, 2016 (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated December 1, 2016)

10.16(e)
Amendment No. 3 to Rail Transportation Services Agreement, dated November 15, 2018 (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated November 15, 2018)

10.16(f)
Corrective Amendment to Rail Transportation Services Agreement, dated November 15, 2018, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.20(f) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.16(g)
Amendment No. 4 to Rail Transportation Services Agreement, dated December 28, 2020 (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated December 28, 2020)

10.16(h)
Amendment No. 5 to Rail Transportation Services Agreement, dated March 22, 2021, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed March 23, 2021)

10.16(i)
Amendment No. 6 to Rail Transportation Services Agreement, dated August 16, 2022, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC. (incorporated herein by reference to exhibit 10.1 to the company's Quarterly Report on Form 10-Q filed November 3, 2022)

10.17(a)
Ethanol Storage and Throughput Agreement, dated July 1, 2015, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.17(b)
Amendment No. 1 to the Ethanol Storage and Throughput Agreement, dated January 1, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.25(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.17(c)
Clarifying Amendment to Ethanol Storage and Throughput Agreement, dated January 4, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.17(d)
Amendment No. 2 to Ethanol Storage and Throughput Agreement, dated September 23, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated September 26, 2016)

10.17(e)
Amendment No. 3 to Ethanol Storage and Throughput Agreement, dated November 15, 2018, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated November 15, 2018) (The exhibits to Amendment No. 3 have been omitted. The company will furnish such schedules to the SEC upon request).

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

10.18(a)
Credit Agreement, dated July 1, 2015, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.18(b)
First Amendment to Credit Agreement, dated September 16, 2016 by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.22(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.18(c)
Incremental Joinder Agreement, dated October 27, 2017, among Green Plains Operating Company LLC and Bank of America, as Administrative (incorporated herein by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q dated November 2, 2017)

10.18(d)
Second Amendment to Credit Agreement, dated February 16, 2018 by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.22(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.18(e)
Incremental Joinder Agreement, dated February 20, 2018, among Green Plains Operating Company LLC and Bank of America, as Administrative (incorporated herein by reference to Exhibit 10.22(e) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.18(f)
Third Amendment to Credit Agreement, dated October 12, 2018 by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.22(f) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.18(g)
Consent to Credit Agreement, dated July 15, 2019, by and among Green Plains Operating Company LLC and Bank of America, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q dated August 6, 2019)

10.18(h)
Fourth Amendment to Credit Agreement, dated June 4, 2020, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A. and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on June 4, 2020)

10.18(i)
Amended and Restated Credit Agreement, dated July 20, 2021, by and among Green Plains Operating Company LLC, as the Borrower, the guarantors identified therein, TMI Trust Company, as Administrative Agent and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on July 26, 2021)

10.18(j)
Amended No. 1 to Amended and Restated Credit Agreement, dated February 11, 2022, by and among Green Plains Operating Company LLC, as the Borrower, the guarantors identified therein, TMI Trust Company, as Administrative Agent and the other lenders party thereto (incorporated herein by reference to Exhibit 10.26 to the company's Annual Report on Form 10-K for the year ended December 31, 2021).

10.19
Second Amendment to Term Loan Agreement, dated July 13, 2018, among Green Plains Inc. and BNP Paribas, as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q dated August 2, 2018)

10.20
Partial Release of Security Interest, dated as of April 30, 2018, by and among Green Plains Inc., its subsidiaries and BNP Paribas, as collateral agent (incorporated herein by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q dated May 7, 2018)

10.21(a)
Revolving Credit Facility, dated as of April 30, 2018, by and among Green Plains Commodity Management LLC and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q dated May 7, 2018)

10.21(b)
Amendment to Revolving Credit Facility, dated as of June 18, 2019, by and among Green Plains Commodity Management LLC and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.24(b) of the company’s Annual Report on Form 10-K filed February 20, 2020)

10.22
Promissory Note between Green Plains Inc. and StepStone Atlantic Fund, L.P., dated September 6, 2019 (incorporated herein by reference to Exhibit 10.2 of the company’s Current Report on Form 8-K filed September 9, 2019)

10.23(a)
Loan Agreement dated September 3, 2020 by and among Green Plains Wood River LLC and Green Plains Shenandoah LLC, as the Borrowers, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.23(b)
Delayed Draw Term Promissory Note dated September 3, 2020 by and among Green Plains Wood River LLC and Green Plains Shenandoah LLC, as the Borrowers, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.23(c)
Loan Guaranty Agreement dated September 3, 2020 by and among Green Plains Inc, as the Guarantor, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.23(d)
Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated September 3, 2020 by and among Green Plains Wood River LLC, as the Trustor, and MetLife Real Estate Lending LLC, as the Beneficiary (incorporated herein by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.23(e)
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated September 3, 2020 by and among Green Plains Shenandoah LLC, as the Borrower, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.24(a)
Note Purchase Agreement dated February 9, 2021 by and among Green Plains SPE LLC, as the Issuer, Green Plains Inc., as Guarantor, and Purchasers signatory thereto. (The schedules to the Note Purchase Agreement have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.24(b)
Pledge and Security Agreement dated February 9, 2021 by and among Green Plains SPE LLC, as the Pledgor, in favor of Wilmington Trust, National Association, as Trustee. (The schedules to the Pledge and Security Agreement have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.24(c)
Indenture dated February 9, 2021 by Green Plains SPE LLC, as Issuer, Green Plains Inc., as Guarantor and Wilmington Trust, National Association, as Trustee. (The schedules to the Indenture have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.24(d)
First Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from Green Plains Mount Vernon LLC, as Mortgagor and Wilmington Trust, National Association, as Mortgagee. (incorporated herein by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.24(e)
First Priority Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement from Green Plains Obion LLC, as Mortgagor and Wilmington Trust, National Association, as Mortgagee. (incorporated herein by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed on February 12, 2021)

*10.25
Employment Agreement by and between Green Plains Inc. and Leslie van der Meulen dated December 2, 2021 (incorporated herein by reference to Exhibit 10.25 to the company's Annual Report on Form 10-K for the year ended December 31, 2021).

10.26
Loan and Security Agreement, dated March 25, 2022, by and among Green Plains Inc., as Guarantor, Green Plains Finance Company LLC, Green Plains Grain Company LLC and Green Plains Trade Group LLC as the Borrowers, ING Capital LLC, as Agent and the other financial institutions party thereto. (The exhibits and schedules to the Loan and Security Agreement have been omitted. The Company will furnish such schedules to the SEC upon request). (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on March 28, 2022).

*10.27
Employment Agreement by and between Green Plains Inc. and Paul Kolomaya dated December 2, 2021 (incorporated herein by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q filed on May 3, 2022).

10.28(a)
Exchange Agreement, dated August 3, 2022, by and between Green Plains Inc and the applicable Noteholders (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on August 4, 2022)

10.28(b)
Exchange Agreement, dated August 4, 2022, by and between Green Plains Inc and the applicable Noteholders (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on August 5, 2022)

10.28(c)
Exchange Agreement, dated August 4, 2022, by and between Green Plains Inc and the applicable Noteholders (incorporated herein by reference to Exhibit 10.2 to the company's Current Report on Form 8-K filed on August 5, 2022)

10.28(d)
Exchange Agreement, dated August 24, 2022, by and between Green Plains Inc and the applicable Noteholders (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on August 25, 2022)

21.1	Schedule of Subsidiaries
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following information from Green Plains Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements and Financial Statement Schedule.
104	The cover page from Green Plains Inc. Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL
__________________
*Represents management compensatory contracts
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS INC
(Registrant)

Date: February 10, 2023	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer	February 10, 2023
Todd A. Becker	(Principal Executive Officer) and Director

/s/ James E. Stark	Chief Financial Officer (Principal Financial	February 10, 2023
James E. Stark	Officer and Principal Accounting Officer)

/s/ Wayne B. Hoovestol	Chairman of the Board	February 10, 2023
Wayne B. Hoovestol

/s/ Jim Anderson	Director	February 10, 2023
Jim Anderson

/s/ Farha Aslam	Director	February 10, 2023
Farha Aslam

/s/ Ejnar A. Knudsen III	Director	February 10, 2023
Ejnar A. Knudsen III

/s/ Brian D. Peterson	Director	February 10, 2023
Brian D. Peterson

/s/ Martin Salinas Jr.	Director	February 10, 2023
Martin Salinas Jr.

/s/ Alain Treuer	Director	February 10, 2023
Alain Treuer

/s/ Kimberly Wagner	Director	February 10, 2023
Kimberly Wagner

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Green Plains Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Green Plains Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Fair value of forward contracts
As discussed in Note 2 to the consolidated financial statements, the Company records forward contracts at fair value unless the contract qualifies for and the Company elects normal purchase or sale exceptions. The Company estimates a fair value based on exchange-quoted prices, adjusted as appropriate for regional location basis values, which represent differences in local markets including transportation as well as quality or grade differences. Basis values are generally determined using inputs from broker quotations or market transactions. As of December 31, 2022, the recorded balances of the Company’s derivative assets and liabilities associated with forward contracts were $16.4 million and $44.7 million, respectively, and are classified as Level 2 assets and liabilities within Note 6 and 11.

We identified the assessment of the valuation of forward contracts as a critical audit matter. Specifically, evaluating the valuation of forward contracts, which includes assumptions related to exchange-quoted prices, and adjustments for regional location basis values, involved complex auditor judgment due to the subjectivity involved in determining the fair value.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the valuation of forward contracts. To assess the valuation of forward contracts, for a sample of contracts, we tested the Company’s exchange-quoted prices by comparing the amounts used to observable market transactions and evaluated the Company’s adjustments for regional location basis values by comparing inputs used by the Company to third-party information, including broker quotations or market transactions.
/s/ KPMG LLP
We have served as the Company’s auditor since 2009.
Omaha, Nebraska
February 10, 2023

GREEN PLAINS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$444,661	$426,220
Restricted cash	55,615	134,739
Marketable securities	—	124,859
Accounts receivable, net of allowances of $429 and $682, respectively	108,610	119,961
Income taxes receivable	1,286	911
Inventories	278,950	267,838
Prepaid expenses and other	19,837	16,483
Derivative financial instruments	19,791	26,738
Total current assets	928,750	1,117,749
Property and equipment, net	1,029,327	893,517
Operating lease right-of-use assets	73,244	64,042
Other assets	91,810	84,447
Total assets	$2,123,131	$2,159,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$234,301	$146,063
Accrued and other liabilities	44,443	56,980
Derivative financial instruments	47,941	43,244
Operating lease current liabilities	20,721	16,814
Short-term notes payable and other borrowings	137,678	173,418
Current maturities of long-term debt	1,838	35,285
Total current liabilities	486,922	471,804
Long-term debt	495,243	514,006
Operating lease long-term liabilities	55,515	49,795
Other liabilities	24,385	22,131
Total liabilities	1,062,065	1,057,736

Commitments and contingencies (Note 17)

Stockholders' equity
Common stock, $0.001 par value; 150,000,000 and 75,000,000 shares authorized; 62,100,555 and 61,840,434 shares issued, and 59,295,496 and 53,595,978 shares outstanding, respectively	62	62
Additional paid-in capital	1,110,151	1,069,573
Retained deficit	(142,417)	(15,199)
Accumulated other comprehensive loss	(26,591)	(12,310)
Treasury stock, 2,805,059 and 8,244,456 shares, respectively	(31,174)	(91,626)
Total Green Plains stockholders' equity	910,031	950,500
Noncontrolling interests	151,035	151,519
Total stockholders' equity	1,061,066	1,102,019
Total liabilities and stockholders' equity	$2,123,131	$2,159,755
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020

Revenues	$3,662,849	$2,827,168	$1,923,719

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	3,525,011	2,625,109	1,812,163
Operations and maintenance expenses	25,158	23,061	26,125
Selling, general and administrative expenses	118,930	91,139	84,932
Loss (gain) on sale of assets, net	—	(29,601)	20,860
Goodwill impairment	—	—	24,091
Depreciation and amortization expenses	92,698	91,952	78,244
Total costs and expenses	3,761,797	2,801,660	2,046,415
Operating income (loss)	(98,948)	25,508	(122,696)

Other income (expense)
Interest income	5,277	575	659
Interest expense	(32,642)	(67,144)	(39,993)
Other, net	27,612	(1,940)	900
Total other income (expense)	247	(68,509)	(38,434)
Loss before income taxes and income from equity method investees	(98,701)	(43,001)	(161,130)
Income tax benefit (expense)	(4,747)	(1,845)	50,383
Income from equity method investees, net of income taxes	71	700	21,093
Net loss	(103,377)	(44,146)	(89,654)
Net income attributable to noncontrolling interests	23,841	21,846	19,121
Net loss attributable to Green Plains	$(127,218)	$(65,992)	$(108,775)

Earnings per share
Net loss attributable to Green Plains - basic and diluted	$(2.29)	$(1.41)	$(3.14)

Weighted average shares outstanding:
Basic and diluted	55,541	46,652	34,631
See accompanying notes to the consolidated financial statements

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(103,377)	$(44,146)	$(89,654)
Other comprehensive income (loss), net of tax:
Unrealized losses on derivatives arising during the period, net of tax benefit of $5,092, $7,806 and $257, respectively	(16,109)	(24,230)	(768)
Reclassification of realized losses (gains) on derivatives, net of tax expense (benefit) of ($578), ($4,540) and $857, respectively	1,828	14,092	(2,566)
Other comprehensive loss, net of tax	(14,281)	(10,138)	(3,334)
Share of equity method investees other comprehensive gain arising during the period, net of tax expense of $0, $0 and ($3,929), respectively	—	—	12,226
Total other comprehensive income (loss), net of tax	(14,281)	(10,138)	8,892
Comprehensive loss	(117,658)	(54,284)	(80,762)
Comprehensive income attributable to noncontrolling interests	23,841	21,846	19,121
Comprehensive loss attributable to Green Plains	$(141,499)	$(76,130)	$(99,883)
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2019	46,964	$47	$734,580	$148,150	$(11,064)	10,932	$(119,808)	$751,905	$113,381	$865,286
Net income (loss)	—	—	—	(108,775)	—	—	—	(108,775)	19,121	(89,654)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(9,675)	(9,675)
Other comprehensive loss before reclassification	—	—	—	—	(768)	—	—	(768)	—	(768)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	(2,566)	—	—	(2,566)	—	(2,566)
Other comprehensive loss, net of tax	—	—	—	—	(3,334)	—	—	(3,334)	—	(3,334)
Share of equity method investees other comprehensive loss arising during the period, net of tax	—	—	—	—	12,226	—	—	12,226	—	12,226
Acquisition of subsidiary	—	—	—	—	—	—	—	—	6,667	6,667
Repurchase of common stock	—	—	—	—	—	881	(11,479)	(11,479)	—	(11,479)
Stock-based compensation	507	—	6,309	—	—	—	—	6,309	318	6,627
Balance, December 31, 2020	47,471	47	740,889	39,375	(2,172)	11,813	(131,287)	646,852	129,812	776,664
Impact of ASC 470-20 adoption	—	—	(49,496)	11,418	—	—	—	(38,078)	—	(38,078)
Balance, January 1, 2021	47,471	47	691,393	50,793	(2,172)	11,813	(131,287)	608,774	129,812	738,586
Net income (loss)	—	—	—	(65,992)	—	—	—	(65,992)	21,846	(44,146)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(9,251)	(9,251)
Other comprehensive loss before reclassification	—	—	—	—	(24,230)	—	—	(24,230)	—	(24,230)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	14,092	—	—	14,092	—	14,092
Other comprehensive loss, net of tax	—	—	—	—	(10,138)	—	—	(10,138)	—	(10,138)
Issuance of common stock, net of fees	14,214	15	355,963	—	—	—	—	355,978	—	355,978
Exchange of 4.00% convertible notes due 2024	—	—	17,683	—	—	(3,569)	39,661	57,344	—	57,344
Investment in subsidiaries	—	—	—	—	—	—	—	—	12,264	12,264
Issuance of warrants	—	—	3,431	—	—	—	—	3,431	(3,431)	—
Stock-based compensation	155	—	1,103	—	—	—	—	1,103	279	1,382
Balance, December 31, 2021	61,840	62	1,069,573	(15,199)	(12,310)	8,244	(91,626)	950,500	151,519	1,102,019
Net income (loss)	—	—	—	(127,218)	—	—	—	(127,218)	23,841	(103,377)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(25,240)	(25,240)
Other comprehensive loss before reclassification	—	—	—	—	(16,109)	—	—	(16,109)	—	(16,109)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	1,828	—	—	1,828	—	1,828
Other comprehensive loss, net of tax	—	—	—	—	(14,281)	—	—	(14,281)	—	(14,281)
Exchange of 4.125% convertible notes due 2022	—	—	19,756	—	—	(1,188)	13,211	32,967	—	32,967
Redemption of 4.00% convertible notes due 2024	—	—	15,797	—	—	(4,251)	47,241	63,038	—	63,038
Investment in subsidiaries	—	—	—	—	—	—	—	—	675	675
Stock-based compensation	261	—	5,025	—	—	—	—	5,025	240	5,265
Balance, December 31, 2022	62,101	$62	$1,110,151	$(142,417)	$(26,591)	2,805	$(31,174)	$910,031	$151,035	$1,061,066
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(103,377)	$(44,146)	$(89,654)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	92,698	91,952	78,244
Amortization of debt issuance costs and non-cash interest expense	3,894	8,402	22,500
Loss (gain) on the sale of assets, net	—	(29,601)	21,464
Inventory lower of cost or net realizable value adjustment	12,323	—	—
Loss on extinguishment of debt	419	32,645	—
Goodwill impairment	—	—	24,091
Deferred income taxes	4,515	1,233	(13,336)
Stock-based compensation	9,071	6,058	7,915
Income from equity method investees, net of income taxes	(71)	(700)	(21,093)
Distribution from equity method investees, net of income taxes	637	1,500	27,910
Other	(786)	1,590	—
Changes in operating assets and liabilities before effects of business combinations and dispositions:
Accounts receivable	8,519	(64,095)	57,060
Inventories	(23,435)	(20,543)	(21,632)
Derivative financial instruments	(7,145)	6,808	1,274
Prepaid expenses and other assets	(3,354)	(578)	(2,105)
Accounts payable and accrued liabilities	75,311	17,189	(22,772)
Current income taxes	841	(699)	30,073
Other	(351)	(2,769)	(1,044)
Net cash provided by operating activities	69,709	4,246	98,895

Cash flows from investing activities:
Purchases of property and equipment, net	(212,366)	(187,195)	(110,579)
Purchases of marketable securities	—	(124,859)	—
Proceeds from the sale of marketable securities	124,523	—	—
Proceeds from the sale of assets, net	—	87,217	39,952
Disposition of equity method investees	—	(2,948)	80,500
Acquisition of businesses, net of cash acquired	—	—	(21,325)
Investment in equity method investees, net	(17,156)	—	—
Other investing activities	(253)	(8,500)	—
Net cash used in investing activities	(105,252)	(236,285)	(11,452)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	45,000	367,701	33,000
Payments of principal on long-term debt	(1,751)	(188,700)	(12,987)
Proceeds from short-term borrowings	1,863,315	3,473,541	2,392,258
Payments on short-term borrowings	(1,898,414)	(3,445,634)	(2,468,485)
Payments on extinguishment of convertible debt	(1,766)	(20,861)	—
Payments for repurchase of common stock	—	—	(11,479)
Payments of cash dividends and distributions	(22,555)	(9,251)	(9,675)
Proceeds from issuance of common stock, net	—	355,978	—
Payments of loan fees	(2,522)	(9,195)	(3,873)
Payments related to tax withholdings for stock-based compensation	(3,806)	(4,671)	(1,288)
Other financing activities	(2,641)	(720)	—
Net cash provided by (used in) financing activities	(25,140)	518,188	(82,529)

Net change in cash, cash equivalents and restricted cash	(60,683)	286,149	4,914
Cash, cash equivalents and restricted cash, beginning of period	560,959	274,810	269,896
Cash, cash equivalents and restricted cash, end of period	$500,276	$560,959	$274,810

Continued on the following page

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Continued from the previous page
	Year Ended December 31,
	2022	2021	2020
Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$444,661	$426,220	$233,860
Restricted cash	55,615	134,739	40,950
Total cash, cash equivalents and restricted cash	$500,276	$560,959	$274,810

Non-cash financing activity:
Exchange of 4.00% convertible notes due 2024 for shares of common stock held in treasury stock	$64,000	$51,000	$—
Exchange of 4.125% convertible notes due 2022 for shares of common stock held in treasury stock	$32,550	$—	$—

Supplemental investing activities:
Assets acquired in acquisitions, net of cash	$—	$9,000	$42,443
Less: liabilities assumed	—	—	(14,451)
Less: noncontrolling interests assumed	—	(4,500)	(6,667)
Net assets acquired	$—	$4,500	$21,325

Assets disposed of in sale	$—	$54,626	$67,711
Less: liabilities relinquished	—	(3,706)	(6,234)
Net assets disposed	$—	$50,920	$61,477

Supplemental disclosures of cash flow:
Cash paid (refunded) for income taxes, net	$583	$1,479	$(60,587)
Cash paid for interest	$30,889	$29,369	$23,300
Capital expenditures in accounts payable	$17,140	$11,948	$4,494
Cash premium paid for extinguishment of convertible notes	$—	$20,861	$—
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
References to the Company
References to “Green Plains” or the “company” in the consolidated financial statements and in these notes to the consolidated financial statements refer to Green Plains Inc., an Iowa corporation, and its subsidiaries.
Consolidated Financial Statements
The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis. As of December 31, 2022, the company owns a 48.8% limited partner interest and a 2.0% general partner interest in Green Plains Partners LP. Public investors own the remaining 49.2% limited partner interest in the partnership. The company determined that the limited partners in the partnership with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact partnership’s economic performance; therefore, the partnership is considered a variable interest entity. The company, through its ownership of the general partner interest in the partnership, has the power to direct the activities that most significantly affect economic performance and is obligated to absorb losses and has the right to receive benefits that could be significant to the partnership. Therefore, the company is considered the primary beneficiary and consolidates the partnership in the company’s financial statements. The assets of the partnership cannot be used by the company for general corporate purposes. The partnership’s consolidated total assets as of December 31, 2022 and 2021, excluding intercompany balances, are $108.7 million and $100.3 million, respectively, and primarily consist of cash and cash equivalents, property and equipment, operating lease right-of-use assets and goodwill. The partnership’s consolidated total liabilities as of December 31, 2022 and 2021, excluding intercompany balances, are $119.5 million and $111.4 million, respectively, which primarily consist of long-term debt as discussed in Note 12 – Debt and operating lease liabilities. The liabilities recognized as a result of consolidating the partnership do not represent additional claims on our general assets.
On October 1, 2020, the company sold its remaining 50% joint venture interest in GPCC, which resulted in a reduction in investment in equity method investees of $69.7 million as a result of removal of the equity method investment in GPCC, and a reduction in accumulated other comprehensive income (loss) of $10.7 million as a result of the removal of the company’s share of equity method investees accumulated other comprehensive loss. See Note 5 - Acquisitions and Dispositions and Note 20 – Equity Method Investments for further details.
The company also owns a majority interest in FQT, with their results being consolidated in our consolidated financial statements.
Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The company bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances and regularly evaluates the appropriateness of its estimates and assumptions. Actual results could differ from those estimates. Certain accounting policies, including but not limited to those relating to impairment of goodwill, derivative financial instruments, accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.
Description of Business
The company operates within three operating segments: (1) ethanol production, which includes the production of ethanol, distillers grains, and renewable corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, renewable corn oil, natural gas and other commodities and (3) partnership, which includes fuel storage and transportation services.

Ethanol Production Segment. The company is one of the largest ethanol producers in North America. The company operates eleven ethanol plants in six states through separate wholly owned operating subsidiaries. The company’s ethanol plants use a dry mill process to produce ethanol and co-products such as wet, modified wet or dried distillers grains and renewable corn oil. At capacity, the company expects to process approximately 330 million bushels of corn and produce approximately 958 million gallons of ethanol, 2.7 million tons of distillers grains and 310 million pounds of renewable corn oil annually.
Agribusiness and Energy Services Segment. The company owns and operates grain handling and storage assets through its agribusiness and energy services segment, which has grain storage capacity of approximately 25.3 million bushels at the company’s ethanol plants. The company’s agribusiness operations provide synergies with the ethanol production segment as it supplies a portion of the feedstock needed to produce ethanol. The company has an in-house marketing business that is responsible for the sale, marketing and distribution of all ethanol, distillers grains, and renewable corn oil produced at its ethanol plants. The company also purchases and sells ethanol, distillers grains, renewable corn oil, grain, natural gas and other commodities and participates in other merchant trading activities in various markets.
Partnership Segment. The company’s partnership segment provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. As of December 31, 2022, the partnership owns (i) 27 ethanol storage facilities located at or near the company’s eleven ethanol plants, which have the ability to efficiently and effectively store and load railcars and tanker trucks with all of the ethanol produced at the company’s ethanol plants, (ii) two fuel terminal facilities, located near major rail lines, which enable the partnership to receive, store and deliver fuels from and to markets that seek access to renewable fuels, and (iii) transportation assets, including a leased railcar fleet of approximately 2,500 railcars which is utilized to transport ethanol from the company’s ethanol plants to refineries throughout the United States and international export terminals.
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
Sales of ethanol, distillers grains, renewable corn oil, natural gas and other commodities by the company’s marketing business are recognized when obligations under the terms of a contract with a customer are satisfied. Generally, this occurs with the transfer of control of products or services. Revenues related to marketing for third parties are presented on a gross basis as the company controls the product prior to the sale to the end customer, takes title of the product and has inventory risk. Unearned revenue is recorded for goods in transit when the company has received payment but control has not yet been transferred to the customer. Revenues for receiving, storing, transferring and transporting ethanol and other fuels are recognized when the product is delivered to the customer.

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
Cost of Goods Sold
Cost of goods sold includes materials, direct labor, shipping and plant overhead costs. Materials include the cost of corn feedstock, denaturant, and process chemicals. Corn feedstock costs include gains and losses on related derivative financial instruments not designated as cash flow hedges, inbound freight charges, inspection costs and transfer costs, as well as reclassifications of gains and losses on cash flow hedges from accumulated other comprehensive income or loss. Direct labor includes all compensation and related benefits of non-management personnel involved in ethanol production. Shipping costs incurred by the company, including railcar costs, are also reflected in cost of goods sold. Plant overhead consists primarily of plant utilities, repairs and maintenance and outbound freight charges.
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
Forward contracts are recorded at fair value unless the contracts qualify for, and the company elects, normal purchase or sale exceptions. Changes in fair value are recorded in operating income unless the contracts qualify for, and the company elects, cash flow hedge accounting treatment.
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
Concentrations of Credit Risk
The company is exposed to credit risk resulting from the possibility that another party may fail to perform according to the terms of the company’s contract. The company sells ethanol, renewable corn oil and distillers grains and markets products for third parties, which can result in concentrations of credit risk from a variety of customers, including major integrated oil companies, large independent refiners, petroleum wholesalers and other marketers. The company also sells grain to large commercial buyers, including other ethanol plants. Although payments are typically received within fifteen days of the sale, the company continually monitors its exposure. The company is also exposed to credit risk on prepayments of undelivered inventories with a few major suppliers of petroleum products and agricultural inputs.
The company has master netting arrangements with various counterparties. On the consolidated balance sheets, the associated net amount for each counterparty is reflected as either an accounts receivable or accounts payable. If the amount for each counterparty were reflected on a gross basis, the company’s accounts receivable and accounts payable would increase by $12.7 million and $7.8 million at December 31, 2022 and 2021, respectively.
Inventories
Corn held for ethanol production, ethanol, renewable corn oil, Ultra-High Protein and distillers grains inventories are recorded at the lower of average cost or net realizable value, except grain held for sale and fair-value hedged inventories.
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
The company is required to perform impairment tests related to goodwill annually, which it performs as of October 1, or if an indicator of impairment occurs. Circumstances that may indicate impairment include a decline in the company’s future projected cash flows, a decision to suspend plant operations for an extended period of time, sustained decline in the company’s market capitalization or market prices for similar assets or businesses, or a significant adverse change in legal or regulatory matters or business climate. Significant management judgment is required to determine the fair value of goodwill and measure impairment, which include, but are not limited to, market capitalization, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Fair value is determined by using various valuation techniques, including discounted cash flow models, sales of comparable properties and third-party independent appraisals. Changes in estimated fair value could result in a write-down of the asset.

For additional information, please refer to Note 10 – Goodwill and Intangible Assets.
Leases
The company leases certain facilities, parcels of land, and equipment. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. For leases with initial terms greater than 12 months, the company records operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The company did not incur any material short-term lease expense for the years ended December 31, 2022, 2021 or 2020.
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
The partnership segment records the majority of its operating lease revenue from its storage and throughput services, rail transportation services and certain terminal services agreements with Green Plains Trade. In addition, the partnership may sublease certain of its railcars to third parties on a short-term basis. These subleases are classified as operating leases, with the associated sublease revenue recognized on a straight-line basis over the lease term.
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
Recent Accounting Pronouncements
On January 1, 2021, the company adopted the amended guidance in ASC 470-20, Debt - Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity - Accounting for Convertible Instruments and Contracts in an Equity’s Own Equity. The adoption of this guidance resulted in a $49.5 million decrease in additional paid-in capital, an $11.4 million increase in retained earnings and a $38.1 million increase in long-term debt, which included a $39.4 million increase in debt principal offset by a $1.3 million increase in debt issuance costs, resulting from amounts previously bifurcated to equity being reclassified to debt. See Note 15 – Stockholders’ Equity for further details.
In March 2020, the FASB issued amended guidance in ASC 848, Reference Rate Reform, and a subsequent update in January 2021 and October 2022, which provides optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates. The expedients and exceptions provided by the amended guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The guidance is effective upon issuance and to be applied prospectively from any date beginning March 12, 2020 through December 31, 2024. The company does not expect the amended guidance to have a material impact on its hedging relationships nor a material impact on the company’s consolidated financial statements.
In December 2019, the FASB issued amended guidance in ASC 740, Income Taxes - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The company adopted the amended guidance for the fiscal year-ended December 31, 2022, which had no material impact on its hedging relationships nor a material impact on the company’s consolidated financial statements.
3. GREEN PLAINS PARTNERS LP
The partnership is a fee-based master limited partnership formed by Green Plains to provide fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership’s assets currently include (i) 27 ethanol storage facilities, located at or near the company’s eleven ethanol plants, which have the ability to efficiently and effectively store and load railcars and tanker trucks with all of the ethanol produced at the company’s ethanol plants, (ii) two fuel terminal facilities, located near major rail lines, which enable the partnership to receive, store and deliver fuels from and to markets that seek access to renewable fuels, and (iii) transportation assets, including a leased railcar fleet of approximately 2,500 railcars, which are contracted to transport ethanol from the company’s ethanol plants to refineries throughout the United States and international export terminals. The partnership is the company’s primary downstream logistics provider to support its approximately 958 mmgy ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol the company produces.
As of December 31, 2022, the company owns a 48.8% limited partner interest, consisting of 11,586,548 common units, and a 2.0% general partner interest in the partnership. The public owns the remaining 49.2% limited partner interest in the partnership. The partnership is consolidated in the company’s financial statements.
A substantial portion of the partnership’s revenues are derived from long-term, fee-based commercial agreements with Green Plains Trade, a subsidiary of the company. The partnership’s agreements with Green Plains Trade include the following:
•Storage and throughput agreement, expiring on June 30, 2029;
•Rail transportation services agreement, expiring on June 30, 2029;
•Trucking transportation agreement, expiring on May 31, 2023, which is expected to auto-renew;
•Terminal services agreement for the Birmingham, Alabama unit train terminal, expiring December 31, 2023; and
•Terminal services agreement for the Collins, Mississippi terminal, expiring on December 31, 2023.
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

Revenue by Source
The following tables disaggregate revenue by major source (in thousands):

	Twelve Months Ended December 31, 2022
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$—	$—	$—	$—	$—
Distillers grains	28,634	—	—	—	28,634
Renewable corn oil	—	—	—	—	—
Other	38,132	7,787	4,003	—	49,922
Intersegment revenues	—	229	7,950	(8,179)	—
Total revenues from contracts with customers	66,766	8,016	11,953	(8,179)	78,556
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	2,286,886	481,392	—	—	2,768,278
Distillers grains	493,605	45,766	—	—	539,371
Renewable corn oil	195,114	3,954	—	—	199,068
Other	27,821	49,755	—	—	77,576
Intersegment revenues	—	26,732	—	(26,732)	—
Total revenues from contracts accounted for as derivatives	3,003,426	607,599	—	(26,732)	3,584,293
Leasing revenues under ASC 842 (2)	—	—	67,814	(67,814)	—
Total Revenues	$3,070,192	$615,615	$79,767	$(102,725)	$3,662,849

	Twelve Months Ended December 31, 2021
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$—	$—	$—	$—	$—
Distillers grains	19,535	—	—	—	19,535
Renewable corn oil	—	—	—	—	—
Other	48,361	14,090	4,191	—	66,642
Intersegment revenues	—	—	8,028	(8,028)	—
Total revenues from contracts with customers	67,896	14,090	12,219	(8,028)	86,177
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	1,589,649	498,367	—	—	2,088,016
Distillers grains	355,230	40,763	—	—	395,993
Renewable corn oil	113,249	32,528	—	—	145,777
Other	27,344	83,778	—	—	111,122
Intersegment revenues	—	21,958	—	(21,958)	—
Total revenues from contracts accounted for as derivatives	2,085,472	677,394	—	(21,958)	2,740,908
Leasing revenues under ASC 842 (2)	—	—	66,233	(66,150)	83
Total Revenues	$2,153,368	$691,484	$78,452	$(96,136)	$2,827,168

	Twelve Months Ended December 31, 2020
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues:
Revenues from contracts with customers under ASC 606:
Ethanol	$—	$—	$—	$—	$—
Distillers grains	32,032	—	—	—	32,032
Renewable corn oil	—	2,938	—	—	2,938
Other	4,306	6,423	4,434	—	15,163
Intersegment revenues	100	4,463	8,411	(12,974)	—
Total revenues from contracts with customers	36,438	13,824	12,845	(12,974)	50,133
Revenues from contracts accounted for as derivatives under ASC 815 (1):
Ethanol	1,150,018	287,261	—	—	1,437,279
Distillers grains	261,554	41,184	—	—	302,738
Renewable corn oil	49,666	33,563	—	—	83,229
Other	4,905	45,034	—	—	49,939
Intersegment revenues	—	23,005	—	(23,005)	—
Total revenues from contracts accounted for as derivatives	1,466,143	430,047	—	(23,005)	1,873,185
Leasing revenues under ASC 842 (2)	—	—	70,500	(70,099)	401
Total Revenues	$1,502,581	$443,871	$83,345	$(106,078)	$1,923,719
(1)Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC 606.
(2)Leasing revenues do not represent revenues recognized from contracts with customers under ASC 606, and are accounted for under ASC 842, Leases.
Major Customer
Revenues from Customer A represented 13% of total revenues for the year ended December 31, 2022, which are recorded within the ethanol production segment. There were no customers that accounted for more than 10% of total revenues for the year ended December 31, 2021. Revenues from Customer B represented 16% of total revenues for the year ended December 31, 2020, which are recorded within the ethanol production segment.
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
Contract Liabilities
The company records unearned revenue when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of service and lease agreements. Unearned revenue from service agreements, which represents a contract liability, is recorded for fees that have been charged to the customer prior to the completion of performance obligations. Unearned revenue is generally recognized in the subsequent quarter and is not material to the company. The company expects to recognize all of the unearned revenue associated with service agreements as of December 31, 2022, in the subsequent quarter when the inventory is withdrawn from the partnership’s tank storage.

5. ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Acquisition of a Majority Interest in FQT
On December 9, 2020, the company acquired a majority interest in FQT. The acquisition capitalized on the core strengths of each company to develop and implement proven, value-added agriculture, food and industrial biotechnology systems and rapidly expand installation of MSCTM technology across the company's facilities, as well as offer these technologies to partnering biofuel facilities.
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
Level 2 – directly or indirectly observable inputs such as quoted prices for similar assets or liabilities in active markets other than quoted prices included within Level 1, quoted prices for identical or similar assets in markets that are not active, and other inputs that are observable or can be substantially corroborated by observable market data through correlation or other means. Grain inventories held for sale in the agribusiness and energy services segment as well as forward commodity purchase and sale contracts are valued at nearby futures values, plus or minus nearby basis values, which represent differences in local markets including transportation or commodity quality or grade differences.
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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
Cash and cash equivalents	$444,661	$—	$444,661
Restricted cash	55,615	—	55,615
Inventories carried at market	—	61,885	61,885
Derivative financial instruments - assets	—	16,420	16,420
Other assets	110	1	111
Total assets measured at fair value	$500,386	$78,306	$578,692

Liabilities:
Accounts payable (1)	$—	$31,925	$31,925
Accrued and other liabilities (2)	—	1,909	1,909
Derivative financial instruments - liabilities	—	44,686	44,686
Other liabilities (2)	—	6,640	6,640
Total liabilities measured at fair value	$—	$85,160	$85,160

	Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
Cash and cash equivalents	$426,220	$—	$426,220
Restricted cash	134,739	—	134,739
Inventories carried at market	—	72,320	72,320
Derivative financial instruments - assets	—	26,738	26,738
Other assets	111	8	119
Total assets measured at fair value	$561,070	$99,066	$660,136

Liabilities:
Accounts payable (1)	$—	$12,617	$12,617
Accrued and other liabilities (2)	—	3,260	3,260
Derivative financial instruments - liabilities	—	26,117	26,117
Other liabilities (2)	—	7,788	7,788
Total liabilities measured at fair value	$—	$49,782	$49,782
(1)Accounts payable is generally stated at historical amounts with the exception of $31.9 million and $12.6 million at December 31, 2022 and 2021, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.
(2)As of December 31, 2022 and 2021, respectively, accrued and other liabilities includes $1.9 million and $3.3 million and other liabilities includes $6.6 million and $7.6 million of consideration related to potential earn-out payments recorded at fair value.

The fair value of the company’s debt was approximately $654.5 million compared with a book value of $634.8 million at December 31, 2022. The fair value of the company’s debt was approximately $891.1 million compared with a book value of $722.7 million at December 31, 2021. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair value of its marketable securities approximated book value, which was $124.9 million at December 31, 2021. The company believes the fair value of its accounts receivable approximated book value, which was $108.6 million and $120.0 million, respectively, at December 31, 2022 and 2021.
Although the company currently does not have any recurring Level 3 financial measurements, the fair values of tangible assets and goodwill acquired represent Level 3 measurements which were derived using a combination of the income approach, market approach and cost approach for the specific assets or liabilities being valued.
7. SEGMENT INFORMATION
The company reports the financial and operating performance for the following three operating segments: (1) ethanol production, which includes the production of ethanol, distillers grains, Ultra-High Protein and renewable corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, renewable corn oil, natural gas and other commodities, and (3) partnership, which includes fuel storage and transportation services.
Corporate activities include selling, general and administrative expenses, consisting primarily of compensation, professional fees and overhead costs not directly related to a specific operating segment.
During the normal course of business, the operating segments conduct business with each other. For example, the agribusiness and energy services segment procures grain and natural gas and sells products, including ethanol, distillers grains, Ultra-High Protein and renewable corn oil for the ethanol production segment. The partnership segment provides fuel storage and transportation services for the ethanol production segment. These intersegment activities are treated like third-party transactions with origination, marketing and storage fees charged at estimated market values. Consequently, these transactions affect segment performance; however, they do not impact the company’s consolidated results since the revenues and corresponding costs are eliminated.
The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues:
Ethanol production:
Revenues from external customers	$3,070,192	$2,153,368	$1,502,481
Intersegment revenues	—	—	100
Total segment revenues	3,070,192	2,153,368	1,502,581
Agribusiness and energy services:
Revenues from external customers	588,654	669,526	416,403
Intersegment revenues	26,961	21,958	27,468
Total segment revenues	615,615	691,484	443,871
Partnership:
Revenues from external customers	4,003	4,274	4,835
Intersegment revenues	75,764	74,178	78,510
Total segment revenues	79,767	78,452	83,345
Revenues including intersegment activity	3,765,574	2,923,304	2,029,797
Intersegment eliminations	(102,725)	(96,136)	(106,078)
	$3,662,849	$2,827,168	$1,923,719
Refer to Note 4 – Revenue, for further disaggregation of revenue by operating segment.

	Year Ended December 31,
	2022	2021	2020
Cost of goods sold:
Ethanol production	$3,068,366	$2,063,283	$1,507,335
Agribusiness and energy services	562,950	657,375	409,407
Intersegment eliminations	(106,305)	(95,549)	(104,579)
	$3,525,011	$2,625,109	$1,812,163

	Year Ended December 31,
	2022	2021	2020
Gross margin:
Ethanol production	$1,826	$90,085	$(4,754)
Agribusiness and energy services	52,665	34,109	34,464
Partnership	79,767	78,452	83,345
Intersegment eliminations	3,580	(587)	(1,499)
	$137,838	$202,059	$111,556

	Year Ended December 31,
	2022	2021	2020
Operating income (loss):
Ethanol production (1)	$(117,764)	$(27,996)	$(129,618)
Agribusiness and energy services	36,415	17,458	15,773
Partnership	47,699	48,672	50,437
Intersegment eliminations	3,580	(587)	(1,400)
Corporate activities (2)	(68,878)	(12,039)	(57,888)
	$(98,948)	$25,508	$(122,696)
(1)Operating loss for ethanol production includes an inventory lower of cost or net realizable value adjustment of $12.3 million for the year-ended December 31, 2022, and a goodwill impairment charge of $24.1 million and $3.9 million loss on sale of assets from the sale of the Hereford, Texas ethanol plant for the year-ended December 31, 2020.
(2)Corporate activities for the year-ended December 31, 2021 include a $29.6 million net gain on sale of assets primarily from the sale of the Ord, Nebraska ethanol plant. Corporate activities for the year-ended December 31, 2020 include an $18.5 million loss on sale of assets from the sale of the Hereford, Texas ethanol plant and a $1.5 million net gain from sale of GPCC.

	Year Ended December 31,
	2022	2021	2020
Depreciation and amortization:
Ethanol production	$81,545	$82,969	$67,956
Agribusiness and energy services	3,466	2,535	2,512
Partnership	4,093	3,737	3,806
Corporate activities	3,594	2,711	3,970
	$92,698	$91,952	$78,244

	Year Ended December 31,
	2022	2021	2020
Capital expenditures:
Ethanol production	$210,256	$181,731	$109,970
Agribusiness and energy services	1,647	2,896	1,195
Partnership	641	668	162
Corporate activities	75	1,976	472
	$212,619	$187,271	$111,799
The following table sets forth total assets by operating segment (in thousands):

	Year Ended December 31,
	2022	2021
Total assets (1):
Ethanol production	$1,157,791	$1,101,151
Agribusiness and energy services	489,083	487,164
Partnership	108,680	100,349
Corporate assets	386,437	524,206
Intersegment eliminations	(18,860)	(53,115)
	$2,123,131	$2,159,755
(1)Asset balances by segment exclude intercompany balances.
8. INVENTORIES
Inventories are carried at the lower of cost or net realizable value, except fair-value hedged inventories. As of December 31, 2022, the company recorded a $12.3 million lower of cost or net realizable value inventory adjustment associated with finished goods in cost of goods within the ethanol production segment. There was no lower of cost or net realizable value inventory adjustment as of December 31, 2021.
The components of inventories are as follows (in thousands):

	December 31,
	2022	2021
Finished goods	$97,719	$91,448
Commodities held for sale	61,885	72,320
Raw materials	55,983	50,604
Work-in-process	18,499	19,783
Supplies and parts	44,864	33,683
	$278,950	$267,838

9. PROPERTY AND EQUIPMENT
The components of property and equipment are as follows (in thousands):

	December 31,
	2022	2021
Plant equipment	$1,089,890	$1,000,820
Buildings and improvements	186,391	180,713
Land and improvements	90,944	83,403
Railroad track and equipment	33,136	32,971
Construction-in-progress	207,366	111,745
Computer hardware and software	21,312	19,927
Office furniture and equipment	3,512	3,356
Leasehold improvements and other	29,074	27,609
Total property and equipment	1,661,625	1,460,544
Less: accumulated depreciation and amortization	(632,298)	(567,027)
Property and equipment, net	$1,029,327	$893,517
Interest capitalized during the years ended December 31, 2022, 2021 and 2020 totaled $11.3 million, $7.3 million and $1.8 million, respectively.
10. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The company has two reporting units, to which goodwill was assigned. We are required to perform impairment tests related to our goodwill annually, which we perform as of October 1, or if an indicator of impairment occurs. The company and the partnership performed their annual goodwill assessments as of October 1, 2022 and 2021 using qualitative assessments, which resulted in no indication of goodwill impairment.
During 2020, as a result of the COVID-19 outbreak and the subsequent decline in the company's stock price causing a decline in market capitalization, the company determined a triggering event had occurred that required an impairment assessment for its ethanol production reporting unit. Based on the company's quantitative evaluation, it determined that the fair value of the ethanol production reporting unit did not exceed its carrying value. As a result, the company concluded that the goodwill assigned to the ethanol production reporting unit was impaired and recorded a non-cash impairment charge of $24.1 million.
Changes in the carrying amount of goodwill attributable to each business segment during the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Ethanol Production	Partnership	Total
Balance, December 31, 2020	$—	$10,598	$10,598
FQT acquisition	18,534	—	18,534
Balance, December 31, 2021 (1)	18,534	10,598	29,132
Balance, December 31, 2022 (1)	$18,534	$10,598	$29,132
(1)The company records goodwill within other assets on the consolidated balance sheets.

Intangible Assets
The company recognized certain intangible assets in connection with the FQT acquisition during the fourth quarter of 2020. The components of the FQT intangible assets are as follows (in thousands):

	December 31,
	2022	2021
Customer relationships and backlog	$17,628	$17,628
Intellectual property	9,700	9,700
Trade name	1,300	1,300
Total	28,628	28,628
Accumulated amortization	(10,640)	(5,877)
Total FQT intangible assets, net	$17,988	$22,751

Weighted average remaining amortization period	11.0 years	11.5 years
The company recognized $4.8 million, $5.7 million, and $0.2 million of amortization expense associated with these intangible assets during the years ended December 31, 2022, 2021, 2020, respectively. The company expects estimated amortization expense of $2.8 million, $2.5 million, $2.2 million, $2.0 million and $0.8 million, respectively, for the years ended December 31, 2023, 2024, 2025, 2026 and 2027, as well as $7.7 million thereafter. The company’s intangible assets are recorded within other assets on the consolidated balance sheets.
11. DERIVATIVE FINANCIAL INSTRUMENTS
At December 31, 2022, the company’s consolidated balance sheet reflected unrealized losses of $26.6 million, net of tax, in accumulated other comprehensive loss. The company expects these items will be reclassified as operating income (loss) over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income will differ as commodity prices change.
Fair Values of Derivative Instruments
The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives' Fair Value at December 31,			Liability Derivatives' Fair Value at December 31,
	2022		2021	2022		2021
Derivative financial instruments - forwards	$16,420	(1)	$26,738	$44,686	(2)	$26,117	(3)
Other assets	1		8	—		—
Other liabilities	—		—	—		196
Total	$16,421		$26,746	$44,686		$26,313
(1)At December 31, 2022, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange traded futures and options contracts of $3.4 million, which include $9.0 million of unrealized gains on derivative financial instruments designated as fair value hedging instruments, offset by $2.0 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments, and the balance representing economic hedges.
(2)At December 31, 2022, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange traded futures and options contracts of $3.3 million, which included $0.6 million of net unrealized losses on derivative financial instruments designated as fair value hedging instruments and the balance representing economic hedges.
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

Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Year Ended December 31,
	2022	2021	2020
Revenues	$3,347	$(60,261)	$5,538
Cost of goods sold	(5,753)	41,629	(2,115)
Net gain (loss) recognized in loss before income taxes	$(2,406)	$(18,632)	$3,423

Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
	Year Ended December 31,
	2022	2021	2020
Commodity Contracts	$(21,201)	$(32,036)	$(1,025)
A portion of the company's derivative instruments are considered economic hedges and as such are not designated as hedging instruments. The company uses exchange-traded futures and options contracts to manage its net position of product inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations. Derivatives, including exchange traded contracts and forward commodity purchase or sale contracts, and inventories of certain agricultural products, which include amounts acquired under deferred pricing contracts, are stated at fair value. Fair value estimates are based on exchange-quoted prices, adjusted as appropriate for regional location basis value, which represent differences in local markets including transportation as well as quality or grade differences. Inventories are not considered a derivative, rather they are carried at the lower of cost or net realizable value. As such, changes in the fair value of inventories are not included in the table below.

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2022	2021	2020
Exchange traded futures and options	Revenues	$2,470	$(201,249)	$(6,302)
Forwards	Revenues	(7,404)	7,106	(4,511)
Exchange traded futures and options	Costs of goods sold	(59,697)	12,879	17,137
Forwards	Costs of goods sold	(6,381)	(6,381)	15,777
Net loss recognized in loss before income taxes		$(71,012)	$(187,645)	$22,101

The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	December 31, 2022		December 31, 2021
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Inventories	$61,885	$(13,776)	$72,320	$6,291
Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Year Ended December 31, 2022
	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain (loss) on exchange traded futures reclassified from accumulated other comprehensive income into income	$3,347	$(5,753)

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Fair-value hedged inventories	—	735
Exchange traded futures designated as hedging instruments	—	5,677

Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$3,347	$659

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Year Ended December 31, 2021
	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain (loss) on exchange traded futures reclassified from accumulated other comprehensive income into income	$(60,261)	$41,629

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Fair value hedged inventories	—	20,567
Exchange traded futures designated as hedging instruments	—	(14,695)

Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$(60,261)	$47,501

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Year Ended December 31, 2020
	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships:

Commodity contracts:
Amount of gain (loss) on exchange traded futures reclassified from accumulated other comprehensive income into income	$5,538	$(2,115)

Gain (loss) on fair value hedging relationships:

Commodity contracts:
Fair-value hedged inventories	—	5,098
Exchange traded futures designated as hedging instruments	—	(3,752)

Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$5,538	$(769)
There were no gains or losses from discontinuing cash flow or fair value hedge treatment during the years ended December 31, 2022, 2021 and 2020.

The notional volume of open commodity derivative positions as of December 31, 2022 are as follows (in thousands):

	Exchange Traded (1)		Non-Exchange Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	(30,815)				Bushels	Corn
Futures	(5,155)	(4)			Bushels	Corn
Futures	(2,856)				Gallons	Ethanol
Futures	(12,395)				mmBTU	Natural Gas
Futures	2,140	(3)			mmBTU	Natural Gas
Futures	(4,755)	(4)			mmBTU	Natural Gas
Futures	6,720	(3)			Gallons	Natural Gasoline
Options	(2,173)				Bushels	Corn
Options	(459)				mmBTU	Natural Gas
Forwards			33,919	—	Bushels	Corn
Forwards			5,256	(245,555)	Gallons	Ethanol
Forwards			66	(250)	Tons	Distillers Grains
Forwards			—	(29,591)	Pounds	Renewable Corn Oil
Forwards			21,933	(2,244)	mmBTU	Natural Gas
(1)Notional volume of exchange traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)Notional volume of non-exchange traded forward physical contracts are presented on a gross long and (short) position basis, including both fixed-price and basis contracts, for which only the basis portion of the contract price is fixed.
(3)Notional volume of exchange traded futures used for cash flow hedges.
(4)Notional volume of exchange traded futures used for fair value hedges.
Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $4.0 million, $1.1 million, and $3.0 million for the years ended December 31, 2022, 2021, and 2020, respectively, on energy trading contracts.

12. DEBT
The components of long-term debt are as follows (in thousands):

	December 31,
	2022	2021
Corporate:
2.25% convertible notes due 2027 (1)	$230,000	$230,000
4.00% convertible notes due 2024 (2)	—	64,000
4.125% convertible notes due 2022 (3)	—	34,316
Green Plains SPE LLC:
$125.0 million junior secured mezzanine notes due 2026 (4)	125,000	125,000
Green Plains Wood River and Green Plains Shenandoah:
$75.0 million delayed draw loan agreement (5)	74,625	30,000
Green Plains Partners:
$60.0 million term loan (6) (7)	58,969	60,000
Other	15,097	15,531
Total book value of long-term debt	503,691	558,847
Unamortized debt issuance costs	(6,610)	(9,556)
Less: current maturities of long-term debt	(1,838)	(35,285)
Total long-term debt	$495,243	$514,006
(1)Includes $5.2 million and $6.5 million of unamortized debt issuance costs as of December 31, 2022 and 2021, respectively.
(2)The 2024 notes were converted into shares of common stock of the company and were retired effective July 8, 2022. Includes $1.2 million of unamortized debt issuance costs as of December 31, 2021.
(3)The 2022 notes were converted into shares of common stock of the company and settled in cash, and were retired upon maturity effective September 1, 2022. Includes $0.1 million of unamortized debt issuance costs as of December 31, 2021.
(4)Includes $0.7 million and $0.9 million of unamortized debt issuance costs as of December 31, 2022 and 2021, respectively.
(5)Includes $0.3 million of unamortized debt issuance costs as of both December 31, 2022 and 2021.
(6)Includes $0.4 million and $0.5 million of unamortized debt issuance costs as of December 31, 2022 and 2021, respectively.
(7)On February 11, 2022, the term loan was amended to allow Green Plains Partners and its affiliates to repurchase outstanding notes. On the same day, the partnership purchased $1.0 million of the outstanding notes from accounts and funds managed by BlackRock and subsequently retired the notes.
Scheduled long-term debt repayments excluding the effects of debt issuance costs, are as follows (in thousands):

Year Ending December 31,	Amount
2023	$1,927
2024	1,922
2025	1,918
2026	185,886
2027	231,910
Thereafter	80,128
Total	$503,691

The components of short-term notes payable and other borrowings are as follows (in thousands):

	December 31,
	2022	2021
Green Plains Finance Company, Green Plains Grain and Green Plains Trade:
$350.0 million revolver	$115,000	$—
Green Plains Commodity Management:
$40.0 million hedge line	22,678	16,210
Green Plains Trade:
$300.0 million revolver	—	137,208
Green Plains Grain:
$100.0 million revolver	—	20,000
	$137,678	$173,418
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
During June 2019, the company issued an aggregate $115.0 million of 4.00% convertible senior notes due in 2024, or the 4.00% notes. The 4.00% notes were senior, unsecured obligations of the company, with interest payable on January 1 and July 1 of each year, beginning January 1, 2020, at a rate of 4.00% per annum. The 4.00% notes were convertible, at the option of the holders, into consideration consisting of, at the company’s election, cash, shares of the company’s common stock, or a combination of cash and shares of the company’s common stock until the close of business on the scheduled trading day immediately preceding the maturity date. The initial conversion rate was 64.1540 shares of common stock per $1,000 of principal, which was equal to a conversion price of approximately $15.59 per share. The company increased the final conversion rate to 66.4178 in connection with the company's calling the 4.00% notes for redemption on May 25, 2022.
During May 2021, the company entered into a privately negotiated agreement with certain noteholders of the company’s 4.00% notes. Under this agreement, 3.6 million shares of the company’s common stock were exchanged for $51.0 million in aggregate principal amount of the 4.00% notes. Common stock held as treasury shares were exchanged for the 4.00% notes. Pursuant to the guidance within ASC 470, Debt, the company recorded a loss of $9.5 million which was recorded as a charge to interest expense in the consolidated financial statements during the year ended December 31, 2021, of which $1.2 million was related to unamortized debt issuance costs.
On May 25, 2022, the company gave notice calling for the redemption of its outstanding 4.00% notes, totaling an aggregate principal amount of $64.0 million. The conversion rate was 66.4178 shares of common stock per 1,000 of principal. From July 1, 2022 through July 8, 2022, the remaining $64.0 million of the 4.00% notes were converted into approximately 4.3 million shares of common stock. Common stock held as treasury shares were exchanged for the 4.00% notes. Pursuant to the guidance within ASC 470, Debt, the company recorded the exchanges as a conversion. The 4.00% notes were retired effective July 8, 2022.
In August 2016, the company issued $170.0 million of 4.125% convertible senior notes due in 2022, or the 4.125% notes. The 4.125% notes were senior, unsecured obligations of the company, with interest payable on March 1 and September 1 of each year. The notes were convertible at the Holder's option. The initial conversion rate was 35.7143 shares of common stock per $1,000 of principal, which was equal to a conversion price of approximately $28.00 per share. The conversion rate was subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; the event of a cash dividend or distribution; or a tender or exchange offering.
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
During August 2022, the company entered into four privately negotiated exchange agreements with certain noteholders of the 4.125% notes to exchange approximately $32.6 million aggregate principal amount for approximately 1.2 million shares of the company's common stock. Pursuant to the guidance within ASC 470, Debt, the company recorded the exchanges as a conversion and recorded a loss of $419 thousand, which was recorded as a charge to interest expense in the consolidated financial statements during the year ended December 31, 2022. Additionally, on September 1, 2022, approximately $1.7 million aggregate principal amount of the 4.125% notes were settled through a combination of $1.7 million in cash and approximately 15 thousand shares of the company's common stock. The remaining $23 thousand aggregate principal amount and accrued interest were settled in cash. The 4.125% notes were fully retired effective September 1, 2022.
Ethanol Production Segment
On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon, issued $125.0 million of junior secured mezzanine notes due 2026 (the “Junior Notes”) with BlackRock, a holder of a portion of the company’s common stock, for the purchase of all notes issued.
The Junior Notes will mature on February 9, 2026 and are secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. The proceeds of the Junior Notes will be used to construct high protein processing systems at the Green Plains Obion and Green Plains Mount Vernon facilities. The Junior Notes accrue interest at an annual rate of 11.75%. However, subject to the satisfaction of certain conditions, the Green Plains SPE LLC may elect to pay an amount in cash equal to interest accruing at a rate of 6.00% per annum plus an amount equal to interest accruing at a rate of 6.75% per annum to be paid in kind. The entire outstanding principal balance, plus any accrued and unpaid interest is due upon maturity. Green Plains SPE LLC is required to comply with certain financial covenants regarding minimum liquidity at Green Plains and a maximum aggregate loan to value. The Junior Notes can be retired or refinanced after 42 months with no prepayment premium. The Junior Notes have an unsecured parent guarantee from the company and have certain limitations on distributions, dividends or loans to the company unless there will not exist any event of default. Funds associated with the Junior Notes are administered by a trustee and a portion are included in the balance of restricted cash as of December 31, 2022. At December 31, 2022, the interest rate on the loan was 11.75%.
On September 3, 2020, Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of the company, entered into a delayed draw loan agreement with MetLife Real Estate Lending LLC. The $75.0 million delayed draw loan matures on September 1, 2035 and is secured by substantially all of the assets of the Wood River and Shenandoah facilities. The proceeds from the loan were used to add MSCTM technology at the Wood River and Shenandoah facilities as well as other capital expenditures.

The delayed draw loan bears interest at a fixed rate of 5.02%, plus an interest rate premium of 1.5% until the loan is fully drawn. The remaining availability was drawn in the first quarter of 2022. Beginning in the second quarter of 2022, the interest rate premium may be adjusted quarterly from 0.00% to 1.50% based on the leverage ratio of total funded debt to EBITDA of Wood River and Shenandoah. Principal payments of $1.5 million per year begin 24 months from the closing date. Prepayments are prohibited until September 2024. Financial covenants of the delayed draw loan agreement include a minimum loan to value ratio of 50%, a minimum fixed charge coverage ratio of 1.25x, a total debt service reserve of six months of future principal and interest payments and a minimum working capital requirement at Green Plains of not less than $0.10 per gallon of nameplate capacity or $95.8 million. The loan is guaranteed by the company and has certain limitations on distributions, dividends or loans to Green Plains by Wood River and Shenandoah unless immediately after giving effect to such action, there will not exist any event of default. At December 31, 2022, the interest rate on the loan was 5.02%.
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
The Facility includes revolving commitments totaling $350.0 million and an accordion feature whereby amounts available under the Facility may be increased by up to $100.0 million of new lender commitments subject to certain conditions. Each SOFR rate loan shall bear interest for each day at a rate per annum equal to the Term SOFR rate for the outstanding period plus a Term SOFR adjustment and an applicable margin of 2.25% to 2.50%, which is dependent on undrawn availability under the Facility. Each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable margin of 1.25% to 1.50%, which is dependent on undrawn availability under the Facility. The unused portion of the Facility is also subject to a commitment fee of 0.275% to 0.375%, dependent on undrawn availability. Additionally, the applicable margin and commitment fee are subject to certain increases or decreases of up to 0.10% and 0.025%, respectively, tied to the company’s achievement of certain sustainability criteria, including the reduction of GHG emissions, recordable incident rate reduction, increased renewable corn oil production and the implementation of technology to produce sustainable ingredients.
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
The Facility also includes customary events of default, including without limitation, failure to make required payments of principal or interest, material incorrect representations and warranties, breach of covenants, events of bankruptcy and other certain matters. The Facility is secured by the working capital assets of the Borrowers and is guaranteed by the company. At December 31, 2022, the interest rate on the facility was 8.02%.
Green Plains Commodity Management has an uncommitted $40.0 million revolving credit facility which matures April 2023, to finance margins related to its hedging programs. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At December 31, 2022, the interest rate on the facility was 6.05%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreements as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of December 31, 2022.
Partnership Segment
Green Plains Partners has a term loan to fund working capital, capital expenditures and other general partnership purposes. On July 20, 2021, the prior credit facility was amended decreasing the total amount available to $60.0 million, extending the maturity to July 20, 2026, and converting the credit facility to a term loan. Under the terms of the amended agreement, BlackRock purchased the outstanding balance of the prior credit facility from the previous lenders. Interest on the amended term loan is based on 3-month LIBOR plus 8.00%, with a 0%. LIBOR floor. Interest is payable on the 15th day of each March, June, September and December during the term with the first interest payment being September 15, 2021. The amended term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter beginning twelve months after the closing date. On February 11, 2022, the amended loan was modified to allow Green Plains Partners and its affiliates to repurchase outstanding notes. On the same day, the partnership purchased $1.0 million of the outstanding notes from accounts and funds managed by BlackRock and subsequently retired the notes.
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
Under the amended terms of the loan, the partnership has no restrictions on the amount of quarterly distribution payments, so long as (i) no default has occurred and is continuing, or would result from payment of the distribution, and (ii) the partnership and its subsidiaries are in compliance with its financial covenants and remain in compliance after payment of the distribution. The term loan is not guaranteed by the company. At December 31, 2022, the interest rate on the term loan was 12.77%.
Covenant Compliance
The company was in compliance with its debt covenants as of December 31, 2022.
Restricted Net Assets
At December 31, 2022, there were approximately $117.1 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.
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
Restricted Stock Awards and Deferred Stock Units
The non-vested restricted stock award and deferred stock unit activity for the year ended December 31, 2022 are as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2021	793,337	$14.64
Granted	303,099	30.13
Forfeited	(6,547)	20.23
Vested	(276,856)	15.79
Non-Vested at December 31, 2022	813,033	$19.98	1.8
Performance Share Awards
On March 14, 2022, February 18, 2021 and March 18, 2020, the board of directors granted performance shares to be awarded in the form of common stock to certain participants of the plan. These performance shares vest based on the level of achievement of certain performance goals, including the incremental value achieved from the company’s high-protein initiatives, annual production levels and return on investment (ROI). Performance shares granted in 2022, 2021 and 2020 do not contain market-based factors requiring a Monte Carlo valuation model. The performance shares were granted at a target of 100%, but each performance share will reduce or increase depending on results for the performance period. If the company achieves the maximum performance goals, the maximum amount of shares available to be issued pursuant to the 2022, 2021 and 2020 awards are 1,210,935 performance shares which represents approximately 251% of the 482,811 performance shares which remain outstanding. The actual number of performance shares that will ultimately vest is based on the actual performance targets achieved at the end of the performance period.
On February 19, 2019, the board of directors granted performance shares to be awarded in the form of common stock to certain participants of the plan. The performance shares were granted at a target of 100%, but each performance share was reduced or increased depending on results for the performance period for the company's average return on net assets, and the company’s total shareholder return relative to that of the company's performance peer group. On February 19, 2022, based on the criteria discussed above, the 74,967 2019 performance shares vested at 150%, which resulted in the issuance of 112,450 shares of common stock.

The non-vested performance share award activity for the year ended December 31, 2022 is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2021	486,155	$13.93
Granted	146,589	29.47
Forfeited	(74,966)	15.34
Vested	(74,967)	15.28
Non-Vested at December 31, 2022	482,811	$18.22	1.9
Stock Options
The fair value of the stock options is estimated on the date of the grant using the Black-Scholes option-pricing model, a pricing model acceptable under GAAP. The expected life of the options is the period of time the options are expected to be outstanding. The company did not grant any stock option awards during the years ended December 31, 2022, 2021 and 2020.
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
The non-vested unit-based awards activity for the year ended December 31, 2022, are as follows:

	Non-Vested Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2021	19,482	$12.32
Granted	19,707	12.18
Vested	(19,482)	12.32
Non-Vested at December 31, 2022	19,707	$12.18	0.5
Stock-Based and Unit-Based Compensation Expense
Compensation costs for stock-based and unit-based payment plans during the years ended December 31, 2022, 2021 and 2020, were approximately $9.1 million, $6.1 million and $7.9 million, respectively. At December 31, 2022, there was $13.7 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 1.8 years. The potential tax benefit related to stock-based payment is approximately 20.0% of these expenses.

14. EARNINGS PER SHARE
Basic earnings per share, or EPS, is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.
The company computes diluted EPS by dividing net income on an if-converted basis, adjusted to add back net interest expense related to the convertible debt instruments, by the weighted average number of common shares outstanding during the period, adjusted to include the shares that would be issued if the convertible debt instruments were converted to common shares and the effect of any outstanding dilutive securities.
The basic and diluted EPS are calculated as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
EPS - basic and diluted
Net loss attributable to Green Plains	$(127,218)	$(65,992)	$(108,775)
Weighted average shares outstanding - basic and diluted	55,541	46,652	34,631
EPS - basic and diluted	$(2.29)	$(1.41)	$(3.14)

Anti-dilutive weighted-average convertible debt and stock-based compensation (1)	8,556	12,952	14,089
(1)The effect related to the company's convertible debt, warrants and certain stock-based compensation award has been excluded from diluted EPS for the periods presented as the inclusion of these shares would have been antidilutive.
15. STOCKHOLDERS’ EQUITY
Adoption of ASC 470-20
On January 1, 2021, the company adopted the amended guidance in ASC 470-20, using the modified retrospective method of transition. The adoption of this guidance resulted in a $49.5 million decrease in additional paid-in capital, an $11.4 million increase in retained earnings and a $38.1 million increase in long-term debt, which included a $39.4 million increase in debt principal offset by a $1.3 million increase in debt issuance costs, resulting from amounts previously bifurcated to equity being reclassified to debt.
Upon adoption of amended guidance in ASC 470-20, the company reversed the remaining deferred tax liability of $9.2 million associated to the equity portion of previously issued convertible debt. As the company had recorded a full valuation allowance against its deferred tax assets, the reversal of the $9.2 million deferred tax liability would require an increase to the existing valuation allowance by the same amount, which would normally be recorded through current income tax expense. However, because the change in the deferred tax liability is directly linked to the adoption of ASC 470-20, which is accounted for as a cumulative effect adjustment, the required increase to the valuation allowance was recorded as part of the cumulative adjustment to stockholders’ equity and had no effect on the income statement.
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
The company has reserved 2,550,000 shares of common stock for the exercise of warrants to non-employees, of which 2,275,000 are exercisable, treated as equity based awards and recorded as a reduction in additional paid-in capital. The remaining 275,000 warrants, of which 111,111 are exercisable as a result of achieving certain earn-out provisions and 163,889 are contingent upon certain earn-out provisions, are treated as liability based awards, and valued quarterly using the company’s stock price. These warrants could potentially dilute basic earnings per share in future periods. The exercise price of the warrants is $22.00 and expiration dates are December 8, 2025 for 275,000 warrants, February 9, 2026 for 275,000 warrants and April 28, 2026 for 2,000,000 warrants.
Convertible Note Exchange
On May 18, 2021, the company closed on a privately negotiated exchange agreement with certain noteholders of the company’s 4.00% notes, pursuant to which the noteholders agreed to exchange $51.0 million in aggregate principal for 3.6 million shares of the company’s common stock at an implied price of $26.80.
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
Treasury Stock
The company holds 2.8 million shares of its common stock at a cost of $31.2 million. Treasury stock is recorded at cost and reduces stockholders’ equity in the consolidated balance sheets. When shares are reissued, the company will use the weighted average cost method for determining the cost basis. The difference between the cost and the issuance price is added or deducted from additional paid-in capital.
Share Repurchase Program
The company’s board of directors authorized a share repurchase program of up to $200.0 million. Under the program, the company may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by its management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The company did not repurchase any shares of common stock during 2022 or 2021. The company repurchased 0.9 million shares of common stock for approximately $11.5 million during 2020. Since inception, the company has repurchased 7.4 million shares of common stock for approximately $92.8 million under the program.
Dividends and Distributions
On June 18, 2019, the company's board of directors suspended its future quarterly cash dividend following the June 14, 2019 dividend payment, in order to retain and redirect cash flow to the company’s operating expense equalization plan, the deployment of high-protein technology, its stock repurchase program and for other corporate purposes.
For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement provides for a quarterly distribution to be paid within 45 days after the end of the quarter, provided the partnership has sufficient available cash. Available cash generally means, all cash and cash equivalents on hand at the end of that quarter less cash reserves established by the general partner of the partnership plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. On January 19, 2023, the board of directors of the general partner of the partnership declared a cash distribution of $0.455 per unit on outstanding common units. The distribution is payable on February 10, 2023 to unitholders of record at the close of business on February 3, 2023.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) are associated primarily with gains and losses on derivative financial instruments. Amounts reclassified from accumulated other comprehensive income (loss) are as follows (in thousands):

	Year Ended December 31,			Statements of Operations Classification
	2022	2021	2020
Gains (losses) on cash flow hedges:
Commodity derivatives	$3,347	$(60,261)	$5,538	(1)
Commodity derivatives	(5,753)	41,629	(2,115)	(2)
Total gains (losses) on cash flow hedges	(2,406)	(18,632)	3,423	(3)
Income tax expense (benefit)	(578)	(4,540)	857	(4)
Amounts reclassified from accumulated other comprehensive income (loss)	$(1,828)	$(14,092)	$2,566
(1)Revenues
(2)Costs of goods sold
(3)Loss before income taxes and income from equity method investees
(4)Income tax benefit (expense)
At December 31, 2022 and 2021, the company’s consolidated balance sheets reflected unrealized losses of $26.6 million and $12.3 million, net of tax, in accumulated other comprehensive loss, respectively.
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
Upon adoption of amended guidance in ASC 470-20, during the first quarter of 2021 as discussed in Note 15 - Stockholders' Equity, the company reversed the remaining deferred tax liability of $9.2 million associated to the equity portion of previously issued convertible debt. As the company had recorded a full valuation allowance against its deferred tax assets, the reversal of the $9.2 million deferred tax liability would require an increase to the existing valuation allowance by the same amount which would normally be recorded through current income tax expense. However, as the change in the deferred tax liability is directly linked to the adoption of ASC 470-20, which is accounted for as a cumulative effect adjustment, the required increase to the valuation allowance is recorded as part of the cumulative adjustment to stockholders’ equity and has no effect on the consolidated statements of operations.
The CARES Act was signed into law on March 27, 2020. The CARES Act includes several significant business tax provisions including elimination of the taxable limit for certain net operating losses (NOL), allowing businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior tax years, accelerating refunds of previously generated corporate AMT credits, and loosening the business interest limitation under §163(j) from 30% to 50%. For 2021, the business interest limitation under §163(j) reverts back to 30%. The CARES Act also contains an employee retention credit to encourage employers to maintain headcounts even if employees cannot report to work because of issues related to COVID-19. For the year ended December 31, 2020, the company recorded an income tax benefit of $41.6 million related to the CARES Act including adjustments to certain valuation allowances. No additional tax benefit was recorded related to the CARES Act during the year ended December 31, 2022.
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
Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current	$232	$612	$(37,047)
Deferred	4,515	1,233	(13,336)
Total income tax expense (benefit)	$4,747	$1,845	$(50,383)
Differences between income tax expense (benefit) at the statutory federal income tax rate and as presented on the consolidated statements of operations are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax expense at federal statutory rate	$(21,222)	$(8,883)	$(33,698)
State income tax expense (benefit), net of federal benefit	746	516	(802)
Nondeductible compensation	1,221	1,037	421
Noncontrolling interests	(5,245)	(4,587)	(4,015)
Unrecognized tax benefits	—	(170)	(28)
Increase in valuation allowance	27,778	15,301	6,279
Stock compensation	1,105	(1,954)	721
Amended return adjustments	—	—	(19,786)
Other	364	585	525
Income tax expense (benefit)	$4,747	$1,845	$(50,383)

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards - Federal	$12,098	$14,857
Net operating loss carryforwards - State	13,862	12,147
Tax credit carryforwards - Federal	63,857	64,081
Tax credit carryforwards - State	5,906	7,281
Derivative financial instruments	7,160	4,728
Section 174 capitalized expenses	42,115	—
Interest expense carryforward	15,300	12,063
Investment in partnerships	45,445	43,244
Inventory valuation	3,491	1,259
Stock-based compensation	—	1,312
Accrued expenses	4,770	4,511
Leases	8,820	8,885
Organizational and start-up costs	473	746
Other	810	912
Total	224,107	176,026
Valuation allowance	(101,118)	(69,834)
Total deferred tax assets	122,989	106,192

Deferred tax liabilities:
Fixed assets	(116,781)	(100,166)
Right-of-use assets	(6,035)	(6,026)
Stock-based compensation	(173)	—
Total deferred tax liabilities	(122,989)	(106,192)
Deferred income taxes	$—	$—
At December 31, 2022, the company has federal R&D credits of $63.9 million which will begin to expire in 2033. The company also has $5.9 million of state credits which will expire, subject to taxable income, beginning in 2023. The company has federal net operating losses of $12.1 million which do not have an expiration date.
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
The company’s federal income tax returns for the tax years ended December 31, 2014 through 2018 are currently under audit. The company’s federal income tax returns for the tax years ended December 31, 2019 through 2021 are still subject to audit.
Unrecognized tax benefits were $51.4 million as of both December 31, 2022 and 2021. Recognition of these tax benefits would favorably impact the company’s effective tax rate. Unrecognized tax benefits were recorded as a reduction of the deferred asset associated with the federal tax credit carryforwards. Interest and penalties associated with uncertain tax positions are accrued as part of income taxes payable. Approximately $51.4 million in unrecognized tax benefits related to R&D credits are currently under audit. In addition, the results of the current audit may cause the company to significantly increase or decrease the unrecognized tax benefits associated with R&D credits for periods not under audit. At this time, the company does not have enough information to be able to estimate the potential adjustment.
17. COMMITMENTS AND CONTINGENCIES
Lease Expense
The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to 14.9 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.
The company may sublease certain of its railcars to third parties on a short-term basis. The subleases are classified as operating leases, with the associated sublease income being recognized on a straight-line basis over the lease term.
The components of lease expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Lease expense
Operating lease expense	$22,116	$19,587	$20,771
Variable lease expense (1)	1,394	1,225	1,681
Total lease expense	$23,510	$20,812	$22,452
(1)Represents amounts incurred in excess of the minimum payments required for a certain building lease and for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,459	$19,579	$20,864

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	28,565	20,291	32,713

Right-of-use assets and lease obligations derecognized due to lease modifications:
Operating leases	—	1,889	5,176
Supplemental balance sheet information related to operating leases is as follows:

	2022	2021
Weighted average remaining lease term	4.9 years	5.5 years

Weighted average discount rate	4.32%	4.16%

Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of December 31, 2022 are as follows (in thousands):

Year Ending December 31,	Amount
2023	$23,227
2024	20,728
2025	16,194
2026	8,920
2027	5,361
Thereafter	11,171
Total	85,601
Less: Present value discount	(9,365)
Lease liabilities	$76,236
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
Commodities, Storage and Transportation
As of December 31, 2022, the company had contracted future purchases of ethanol, grain, natural gas, and distillers grains, valued at approximately $389.1 million and future commitments for storage and transportation, valued at approximately $23.6 million.
Government Assistance
During the year ended December 31, 2022, the company received a relief grant from the USDA related to the Biofuel Producer Program authorized as part of the CARES Act to offset market losses as a result of the COVID-19 pandemic. The total cash grant received of $27.7 million was recorded as other income and the company has no further reporting or other obligations related to the receipt of this grant.
Legal
The company is currently involved in litigation that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.
18. EMPLOYEE BENEFIT PLANS
The company offers eligible employees a comprehensive employee benefits plan that includes health, dental, vision, life and accidental death, short-term disability and long-term disability insurance, and flexible spending accounts. The company also offers a 401(k) plan enabling eligible employees to save for retirement on a tax-deferred basis up to the limits allowed under the Internal Revenue Code. During 2022, the company increased the employer match from 4% to 6% of eligible employee contributions for employees with less than 5 years of service, and up to 8% of eligible employee contributions after 5 years of service. Employee and employer contributions are 100% vested immediately. Employer contributions to the 401(k) plan for the years ended December 31, 2022, 2021 and 2020 were $3.5 million, $1.9 million and $1.5 million, respectively.
The company contributes to a defined benefit pension plan. Since January 2009, the benefits under the plan were frozen; however, the company remains obligated to ensure the plan is funded according to its requirements. As of December 31, 2022, the plan’s assets were $4.5 million and liabilities were $5.8 million. At December 31, 2022 and 2021, net liabilities of $1.3 million and $0.7 million, respectively, were included in other liabilities on the consolidated balance sheets.

19. RELATED PARTY TRANSACTIONS
Green Plains Cattle Company LLC
The company engaged in certain related party transactions with GPCC, which was considered a related party until the fourth quarter of 2020 at which time the company’s remaining 50% interest was sold. The company provided a variety of shared services to GPCC, including accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. The company reduced selling, general and administrative expenses by $1.2 million related to shared services provided for the year ended December 31, 2020.
Green Plains Trade Group, a subsidiary of the company, enters into certain sale contracts with GPCC during the normal course of business. Related party revenues associated with GPCC were $8.2 million for the year ended December 31, 2020.
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
GPCC conducted the business of the joint venture, including (i) owning and operating the cattle feeding operations (as defined below), and (ii) any other activities approved by GPCC’s board of managers. The company did not consolidate any part of the assets or liabilities or operating results of its equity method investee. The company’s share of net income or loss in the investee increased or decreased, as applicable, the carrying value of the investment. With respect to GPCC, the company determined that this entity did not represent a variable interest entity and consolidation was not required. In addition, although the company had the ability to exercise significant influence over the joint venture through board representation and voting rights, all significant decisions required the consent of the other investors without regard to economic interest.
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
Summarized Financial Information
Our equity method investments totaled $17.3 million and $7.2 million at December 31, 2022 and 2021, respectively and are reflected in other assets on the consolidated balance sheets.

Earnings from equity method investments, net of income taxes, were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Green Plains Cattle Company LLC (1)	$—	$—	$20,531
All others	71	700	562
Total income from equity method investments, net of income taxes	$71	$700	$21,093

Distributions from equity method investments	$1,150	$1,500	$27,910

Earnings (loss) from equity method investments, net of distributions	$(1,079)	$(800)	$(6,817)
(1)Pretax equity method earnings of GPCC were $27.0 million for the year ended December 31, 2020.
The company reports its proportional share of equity method investment income in the consolidated statements of operations.
The following table present summarized information of GPCC.

December 31, 2020 (1)
Total revenues	$747,824
Total operating expenses	693,753
Net income	$54,071
(1)GPCC equity method treatment began on September 1, 2019 and ended on October 1, 2020. As such, fiscal year 2020 includes nine months of GPCC operations.