Form 10-Q
period 2023-03-31
Green Plains Inc.
filed 2023-05-04
CIK 1309402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2023
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
☐ Yes ☒ No
The registrant had 59,512,800 common stock outstanding as of April 28, 2023.

Commonly Used Defined Terms
Green Plains Inc. and Subsidiaries:

Green Plains Inc.; Green Plains; the company	Green Plains Inc. and its subsidiaries
FQT	Fluid Quip Technologies, LLC
Green Plains Commodity Management	Green Plains Commodity Management LLC
Green Plains Finance Company	Green Plains Finance Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Mount Vernon; Mount Vernon	Green Plains Mount Vernon LLC
Green Plains Obion; Obion	Green Plains Obion LLC
Green Plains Partners; the partnership	Green Plains Partners LP
Green Plains Shenandoah; Shenandoah	Green Plains Shenandoah LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Wood River; Wood River	Green Plains Wood River LLC
Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Industry and Other Defined Terms:

ATJ	Alcohol-to-Jet
BlackRock	Funds and accounts managed by BlackRock
the CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CSTTM	Clean Sugar TechnologyTM
DOE	Department of Energy
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
EV	Electric Vehicle
FFV	Flexible-fuel vehicle
GHG	Greenhouse gas
LCFS	Low Carbon Fuel Standard
MmBtu	Million British Thermal Units
Mmg	Million gallons
MSCTM	Maximized Stillage Coproducts produced using process technology developed by Fluid Quip Technologies, LLC
MTBE	Methyl tertiary-butyl ether
RFS	Renewable Fuels Standard
RIN	Renewable identification number
RVO	Renewable volume obligation
SAF	Sustainable Aviation Fuel
SRE	Small refinery exemption
U.S.	United States
USDA	U.S. Department of Agriculture

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements.
GREEN PLAINS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$354,204	$444,661
Restricted cash	54,139	55,615
Accounts receivable, net of allowances of $336 and $429, respectively	106,546	108,610
Income taxes receivable	771	1,286
Inventories	279,707	278,950
Prepaid expenses and other	23,052	19,837
Derivative financial instruments	12,135	19,791
Total current assets	830,554	928,750
Property and equipment, net of accumulated depreciation and amortization of $652,143 and $632,298, respectively	1,028,491	1,029,327
Operating lease right-of-use assets	84,362	73,244
Other assets	91,425	91,810
Total assets	$2,034,832	$2,123,131

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$128,557	$234,301
Accrued and other liabilities	47,258	44,443
Derivative financial instruments	65,149	47,941
Operating lease current liabilities	23,373	20,721
Short-term notes payable and other borrowings	212,670	137,678
Current maturities of long-term debt	1,832	1,838
Total current liabilities	478,839	486,922
Long-term debt	495,114	495,243
Operating lease long-term liabilities	64,406	55,515
Other liabilities	23,436	24,385
Total liabilities	1,061,795	1,062,065

Commitments and contingencies (Note 12)

Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 62,317,859 and 62,100,555 shares issued, and 59,512,800 and 59,295,496 shares outstanding, respectively	62	62
Additional paid-in capital	1,104,519	1,110,151
Retained deficit	(212,741)	(142,417)
Accumulated other comprehensive loss	(37,678)	(26,591)
Treasury stock, 2,805,059 shares	(31,174)	(31,174)
Total Green Plains stockholders' equity	822,988	910,031
Noncontrolling interests	150,049	151,035
Total stockholders' equity	973,037	1,061,066
Total liabilities and stockholders' equity	$2,034,832	$2,123,131
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022

Revenues	$832,949	$781,435

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	825,005	772,509
Operations and maintenance expenses	7,253	5,566
Selling, general and administrative expenses	31,845	30,863
Depreciation and amortization expenses	25,386	20,399
Total costs and expenses	889,489	829,337
Operating loss	(56,540)	(47,902)

Other income (expense)
Interest income	3,165	71
Interest expense	(9,738)	(8,806)
Other, net	189	411
Total other expense	(6,384)	(8,324)
Loss before income taxes and income (loss) from equity method investees	(62,924)	(56,226)
Income tax benefit (expense)	(3,429)	1,153
Income (loss) from equity method investees	104	(799)
Net loss	(66,249)	(55,872)
Net income attributable to noncontrolling interests	4,075	5,602
Net loss attributable to Green Plains	$(70,324)	$(61,474)

Earnings per share
Net loss attributable to Green Plains - basic and diluted	$(1.20)	$(1.16)

Weighted average shares outstanding
Basic and diluted	58,549	52,887
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(66,249)	$(55,872)
Other comprehensive income, net of tax
Unrealized gains (losses) on derivatives arising during the period, net of tax benefit (expense) of $4,023 and ($1,921), respectively	(12,788)	5,386
Reclassification of realized losses (gains) on derivatives, net of tax expense (benefit) of ($535) and $701, respectively	1,701	(1,965)
Total other comprehensive income (loss), net of tax	(11,087)	3,421
Comprehensive loss	(77,336)	(52,451)
Comprehensive income attributable to noncontrolling interests	4,075	5,602
Comprehensive loss attributable to Green Plains	$(81,411)	$(58,053)
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(66,249)	$(55,872)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	25,386	20,399
Amortization of debt issuance costs and non-cash interest expense	717	1,846
Deferred income tax expense (benefit)	3,491	(1,219)
Stock-based compensation	2,828	1,875
Loss (income) from equity method investees	(104)	799
Other	1,625	(442)
Changes in operating assets and liabilities
Accounts receivable	2,064	(22,783)
Inventories	(757)	(46,112)
Derivative financial instruments	10,287	(3,788)
Prepaid expenses and other assets	(3,215)	(4,192)
Accounts payable and accrued liabilities	(94,131)	(52,661)
Current income taxes	452	265
Other	638	(655)
Net cash used in operating activities	(116,968)	(162,540)

Cash flows from investing activities
Purchases of property and equipment, net	(32,591)	(61,984)
Proceeds from the sale of marketable securities	—	99,917
Investment in equity method investees, net	(2,829)	—
Net cash provided by (used in) investing activities	(35,420)	37,933

Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	45,000
Payments of principal on long-term debt	(515)	(1,177)
Proceeds from short-term borrowings	359,908	1,075,119
Payments on short-term borrowings	(285,231)	(939,647)
Payments of dividends and distributions	(5,305)	(5,122)
Payments of loan fees	—	(2,522)
Payments related to tax withholdings for stock-based compensation	(8,402)	(3,738)
Net cash provided by financing activities	60,455	167,913

Net change in cash and cash equivalents, and restricted cash	(91,933)	43,306
Cash and cash equivalents, and restricted cash, beginning of period	500,276	560,959
Cash and cash equivalents, and restricted cash, end of period	$408,343	$604,265
Continued on the following page

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)
Continued from the previous page

	Three Months Ended March 31,
	2023	2022
Reconciliation of total cash and cash equivalents, and restricted cash
Cash and cash equivalents	$354,204	$509,195
Restricted cash	54,139	95,070
Total cash and cash equivalents, and restricted cash	$408,343	$604,265

Supplemental disclosures of cash flow
Cash refunded for income taxes, net	$(189)	$(198)
Cash paid for interest	$10,093	$10,212
Capital expenditures in accounts payable	$5,481	$14,620
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
Consolidated Financial Statements
The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis. As of March 31, 2023, the company owns a 48.8% limited partner interest and a 2.0% general partner interest in Green Plains Partners LP. Public investors own the remaining 49.2% limited partner interest in the partnership. The company determined that the limited partners in the partnership with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact the partnership’s economic performance; therefore, the partnership is considered a variable interest entity. The company, through its ownership of the general partner interest in the partnership, has the power to direct the activities that most significantly affect economic performance and is obligated to absorb losses and has the right to receive benefits that could be significant to the partnership. Therefore, the company is considered the primary beneficiary and consolidates the partnership in the company’s financial statements. The assets of the partnership cannot be used by the company for general corporate purposes. The partnership’s consolidated total assets as of March 31, 2023 and December 31, 2022, excluding intercompany balances, are $120.7 million and $108.7 million, respectively, and primarily consist of cash and cash equivalents, property and equipment, operating lease right-of-use assets and goodwill. The partnership’s consolidated total liabilities as of March 31, 2023 and December 31, 2022, excluding intercompany balances, are $137.2 million and $119.5 million, respectively, which primarily consist of long-term debt as discussed in Note 7 – Debt and operating lease liabilities. The liabilities recognized as a result of consolidating the partnership do not represent additional claims on the company’s general assets.
The company also owns a majority interest in FQT, with their results being consolidated in our consolidated financial statements.
The accompanying unaudited consolidated financial statements are prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Because they do not include all of the information and footnotes required by GAAP for complete financial statements, the unaudited consolidated financial statements should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 10, 2023.
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
Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The company bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances and regularly evaluates the appropriateness of its estimates and assumptions. Actual results could differ from those estimates. Certain accounting policies, including but not limited to those relating to impairment of goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Description of Business
The company operates within three operating segments: (1) ethanol production, which includes the production of ethanol, distillers grains, Ultra-High Protein, and renewable corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, renewable corn oil, natural gas and other commodities and (3) partnership, which includes fuel storage and transportation services.
Cash and Cash Equivalents
Cash and cash equivalents includes bank deposits as well as short-term, highly liquid investments with original maturities of three months or less.
Restricted Cash
The company has restricted cash, which can only be used for funding letters of credit and for payment towards a credit agreement. Restricted cash also includes cash margins and securities pledged to commodity exchange clearinghouses and at times, funds in escrow related to acquisition and disposition activities. To the degree these segregated balances are cash and cash equivalents, they are considered restricted cash on the consolidated balance sheets.
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
Sales of ethanol, distillers grains, Ultra-High Protein, renewable corn oil, natural gas and other commodities by the company’s marketing business are recognized when obligations under the terms of a contract with a customer are satisfied. Generally, this occurs with the transfer of control of products or services. Revenues related to marketing for third parties are presented on a gross basis as the company controls the product prior to the sale to the end customer, takes title of the product and has inventory risk. Unearned revenue is recorded for goods in transit when the company has received payment but control has not yet been transferred to the customer. Revenues for receiving, storing, transferring and transporting ethanol and other fuels are recognized when the product is delivered to the customer.
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
The company uses exchange-traded futures and options contracts and forward purchase and sale contracts to attempt to minimize the effect of price changes on ethanol, renewable corn oil, grain and natural gas. Exchange-traded futures and options contracts are valued at quoted market prices and settled predominantly in cash. The company is exposed to loss when counterparties default on forward purchase and sale contracts. Grain inventories held for sale and forward purchase and sale contracts are valued at market prices when available or other market quotes adjusted for basis differences, primarily in transportation, between the exchange-traded market and local market where the terms of the contract is based. Changes in forward purchase contracts and exchange-traded futures and options contracts are recognized as a component of cost of goods sold.
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
2.    REVENUE
Revenue by Source
The following tables disaggregate revenue by major source (in thousands):

	Three Months Ended March 31, 2023
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—	$—
Distillers grains	25,010	52	—	—	25,062
Renewable corn oil	—	—	—	—	—
Other	8,467	8,450	1,119	—	18,036
Intersegment revenues	—	—	1,783	(1,783)	—
Total revenues from contracts with customers	33,477	8,502	2,902	(1,783)	43,098
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	498,187	88,639	—	—	586,826
Distillers grains	111,925	11,311	—	—	123,236
Renewable corn oil	44,296	716	—	—	45,012
Other	7,609	27,168	—	—	34,777
Intersegment revenues	—	6,050	—	(6,050)	—
Total revenues from contracts accounted for as derivatives	662,017	133,884	—	(6,050)	789,851
Leasing revenues under ASC 842 (2)	—	—	17,873	(17,873)	—
Total Revenues	$695,494	$142,386	$20,775	$(25,706)	$832,949

	Three Months Ended March 31, 2022
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—	$—
Distillers grains	7,362	—	—	—	7,362
Renewable corn oil	—	—	—	—	—
Other	13,361	1,288	1,005	—	15,654
Intersegment revenues	—	—	1,885	(1,885)	—
Total revenues from contracts with customers	20,723	1,288	2,890	(1,885)	23,016
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	471,922	95,660	—	—	567,582
Distillers grains	98,512	15,126	—	—	113,638
Renewable corn oil	40,889	2,406	—	—	43,295
Other	5,507	28,397	—	—	33,904
Intersegment revenues	—	5,835	—	(5,835)	—
Total revenues from contracts accounted for as derivatives	616,830	147,424	—	(5,835)	758,419
Leasing revenues under ASC 842 (2)	—	—	16,210	(16,210)	—
Total Revenues	$637,553	$148,712	$19,100	$(23,930)	$781,435

(1)Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC 606.
(2)Leasing revenues do not represent revenues recognized from contracts with customers under ASC 606, and are accounted for under ASC 842, Leases.
Major Customer
Revenues from Customer A represented 14% of total revenues for the three months ended March 31, 2023, recorded within the ethanol production segment. No single customer’s revenue was over 10% of total revenues for the three months ended March 31, 2022.
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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at March 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$354,204	$—	$354,204
Restricted cash	54,139	—	54,139
Inventories carried at market	—	26,094	26,094
Derivative financial instruments - assets	—	12,135	12,135
Other assets	110	—	110
Total assets measured at fair value	$408,453	$38,229	$446,682

Liabilities
Accounts payable (1)	$—	$18,936	$18,936
Accrued and other liabilities (2)	—	4,639	4,639
Derivative financial instruments - liabilities	—	47,445	47,445
Other liabilities (2)	—	4,570	4,570
Total liabilities measured at fair value	$—	$75,590	$75,590

	Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$444,661	$—	$444,661
Restricted cash	55,615	—	55,615
Inventories carried at market	—	61,885	61,885
Derivative financial instruments - assets	—	16,420	16,420
Other assets	110	1	111
Total assets measured at fair value	$500,386	$78,306	$578,692

Liabilities
Accounts payable (1)	$—	$31,925	$31,925
Accrued and other liabilities (2)	—	1,909	1,909
Derivative financial instruments - liabilities	—	44,686	44,686
Other liabilities (2)	—	6,640	6,640
Total liabilities measured at fair value	$—	$85,160	$85,160
(1)Accounts payable is generally stated at historical amounts with the exception of $18.9 million and $31.9 million at March 31, 2023 and December 31, 2022, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.
(2)As of March 31, 2023 and December 31, 2022, respectively, accrued and other liabilities includes $4.6 million and $1.9 million and other liabilities includes $4.6 million and $6.6 million of consideration related to potential earn-out payments recorded at fair value.

As of March 31, 2023, the fair value of the company’s debt was approximately $736.7 million compared with a book value of $709.6 million. At December 31, 2022, the fair value of the company’s debt was approximately $654.5 million compared with a book value of $634.8 million. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair value of its accounts receivable approximated book value, which was $106.5 million and $108.6 million at March 31, 2023 and December 31, 2022, respectively.
Although the company currently does not have any recurring Level 3 financial measurements, the fair values of tangible assets and goodwill acquired represent Level 3 measurements which were derived using a combination of the income approach, market approach and cost approach for the specific assets or liabilities being valued.
4.    SEGMENT INFORMATION
The company reports the financial and operating performance for the following three operating segments: (1) ethanol production, which includes the production of ethanol, distillers grains, Ultra-High Protein and renewable corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, Ultra-High Protein, renewable corn oil, natural gas and other commodities, and (3) partnership, which includes fuel storage and transportation services.
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
The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues
Ethanol production
Revenues from external customers	$695,494	$637,553
Intersegment revenues	—	—
Total segment revenues	695,494	637,553
Agribusiness and energy services
Revenues from external customers	136,336	142,877
Intersegment revenues	6,050	5,835
Total segment revenues	142,386	148,712
Partnership
Revenues from external customers	1,119	1,005
Intersegment revenues	19,656	18,095
Total segment revenues	20,775	19,100
Revenues including intersegment activity	858,655	805,365
Intersegment eliminations	(25,706)	(23,930)
	$832,949	$781,435

Refer to Note 2 - Revenue, for further disaggregation of revenue by operating segment.

	Three Months Ended March 31,
	2023	2022
Cost of goods sold
Ethanol production	$716,947	$661,560
Agribusiness and energy services	133,280	134,439
Intersegment eliminations	(25,222)	(23,490)
	$825,005	$772,509

	Three Months Ended March 31,
	2023	2022
Gross margin
Ethanol production	$(21,453)	$(24,007)
Agribusiness and energy services	9,106	14,273
Partnership	20,775	19,100
Intersegment eliminations	(484)	(440)
	$7,944	$8,926

	Three Months Ended March 31,
	2023	2022
Operating income (loss)
Ethanol production (1)	$(53,362)	$(51,158)
Agribusiness and energy services	4,126	10,408
Partnership	11,896	11,809
Intersegment eliminations	(484)	(440)
Corporate activities	(18,716)	(18,521)
	$(56,540)	$(47,902)

(1)Operating loss for ethanol production includes an inventory lower of cost or net realizable value adjustment of $13.2 million for the three months ended March 31, 2022.

	Three Months Ended March 31,
	2023	2022
Depreciation and amortization
Ethanol production	$22,938	$18,432
Agribusiness and energy services	813	464
Partnership	816	898
Corporate activities	819	605
	$25,386	$20,399

The following table sets forth total assets by operating segment (in thousands):

	March 31, 2023	December 31, 2022
Total assets (1)
Ethanol production	$1,166,742	$1,157,791
Agribusiness and energy services	496,661	489,083
Partnership	120,741	108,680
Corporate assets	269,011	386,437
Intersegment eliminations	(18,323)	(18,860)
	$2,034,832	$2,123,131
(1)Asset balances by segment exclude intercompany balances.
5.    INVENTORIES
Inventories are carried at the lower of cost or net realizable value, except fair-value hedged inventories. There was a $12.3 million lower of cost or net realizable value inventory adjustment associated with finished goods in cost of goods sold within the ethanol production segment as of December 31, 2022.
The components of inventories are as follows (in thousands):

	March 31, 2023	December 31, 2022
Finished goods	$118,099	$97,719
Commodities held for sale	26,094	61,885
Raw materials	66,814	55,983
Work-in-process	21,593	18,499
Supplies and parts	47,107	44,864
	$279,707	$278,950
6.    DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2023, the company’s consolidated balance sheet reflected unrealized losses of $37.7 million, net of tax, in accumulated other comprehensive loss. The company expects these items will be reclassified as operating income (loss) over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income (loss) will differ as commodity prices change.
Fair Values of Derivative Instruments
The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives' Fair Value			Liability Derivatives' Fair Value
	March 31, 2023	December 31, 2022		March 31, 2023		December 31, 2022
Derivative financial instruments - forwards	$12,135	$16,420	(1)	$47,445	(2)	$44,686	(3)
Other assets	—	1		—		—
Other liabilities	—	—		8		—
Total	$12,135	$16,421		$47,453		$44,686
(1)At December 31, 2022, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange-traded futures and options contracts of $3.4 million, which included $9.0 million of unrealized gains on derivative financial instruments designated as fair value hedging instruments, offset by $2.0 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments, and the balance representing economic hedges.
(2)At March 31, 2023, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange-traded futures and options contracts of $17.7 million, which included $10.0 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments, $0.5 million of net unrealized gains on derivative financial instruments designated as fair value hedging instruments, and the balance representing economic hedges.
(3)At December 31, 2022, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange-traded futures and options contracts of $3.3 million, which included $0.6 million of net unrealized losses on derivative financial instruments designated as fair value hedging instruments and the balance representing economic hedges.
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

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended March 31,
	2023	2022
Revenues	$—	$(628)
Cost of goods sold	(2,236)	3,294
Net gain (loss) recognized in loss before income taxes	$(2,236)	$2,666

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Three Months Ended March 31,
	2023	2022
Commodity contracts	$(16,811)	$7,307
A portion of the company’s derivative instruments are considered economic hedges and as such are not designated as hedging instruments. The company uses exchange-traded futures and options contracts to manage its net position of product inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations. Derivatives, including exchange-traded contracts and forward commodity purchase or sale contracts, and inventories of certain agricultural products, which include amounts acquired under deferred pricing contracts, are stated at fair value. Fair value estimates are based on exchange-quoted prices, adjusted as appropriate for regional location basis value, which represent differences in local markets including transportation as well as quality or grade differences.

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2023	2022
Exchange-traded futures and options	Revenues	$(7,876)	$(2,745)
Forwards	Revenues	659	(2,613)
Exchange-traded futures and options	Cost of goods sold	8,366	(67,563)
Forwards	Cost of goods sold	426	19,161
Net gain (loss) recognized in loss before income taxes		$1,575	$(53,760)
The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	March 31, 2023		December 31, 2022
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Inventories	$26,094	$(586)	$61,885	$(13,776)
Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations:

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Three Months Ended March 31,
	2023		2022
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange-traded futures reclassified from accumulated other comprehensive income into income	$—	$(2,236)	$(628)	$3,294

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair-value hedged inventories	—	(9,357)	—	18,386
Exchange-traded futures designated as hedging instruments	—	10,678	—	(17,244)
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$—	$(915)	$(628)	$4,436

The notional volume of open commodity derivative positions as of March 31, 2023 are as follows (in thousands):

	Exchange-Traded (1)		Non-Exchange-Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	(12,490)				Bushels	Corn
Futures	(3,545)	(4)			Bushels	Corn
Futures	(43,428)				Gallons	Ethanol
Futures	(16,720)				MmBTU	Natural Gas
Futures	920	(3)			MmBTU	Natural Gas
Futures	(163)	(4)			MmBTU	Natural Gas
Futures	1,680	(3)			Gallons	Natural Gasoline
Options	9				Tons	Soybean Meal
Options	934				Pounds	Soybean Oil
Options	(1,407)				MmBTU	Natural Gas
Options	(6,107)				Bushels	Corn
Forwards			35,135	(98)	Bushels	Corn
Forwards			145	(248,612)	Gallons	Ethanol
Forwards			91	(313)	Tons	Distillers Grains
Forwards			1,152	(40,466)	Pounds	Renewable Corn Oil
Forwards			16,800	(2,968)	MmBTU	Natural Gas
(1)Notional volume of exchange-traded futures and options are presented on a net long and (short) position basis. Options are presented on a delta-adjusted basis.
(2)Notional volume of non-exchange-traded forward physical contracts are presented on a gross long and (short) position basis, including both fixed-price and basis contracts, for which only the basis portion of the contract price is fixed.
(3)Notional volume of exchange-traded futures used for cash flow hedges.
(4)Notional volume of exchange-traded futures used for fair value hedges.
Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $3.8 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively, on energy trading contracts.

7.    DEBT
The components of long-term debt are as follows (in thousands):

	March 31, 2023	December 31, 2022
Corporate
2.25% convertible notes due 2027 (1)	$230,000	$230,000
Green Plains SPE LLC
$125.0 million junior secured mezzanine notes due 2026 (2)	125,000	125,000
Green Plains Wood River and Green Plains Shenandoah
$75.0 million loan agreement (3)	74,250	74,625
Green Plains Partners
$60.0 million term loan (4)	58,969	58,969
Other	14,934	15,097
Total book value of long-term debt	503,153	503,691
Unamortized debt issuance costs	(6,207)	(6,610)
Less: current maturities of long-term debt	(1,832)	(1,838)
Total long-term debt	$495,114	$495,243
(1)Includes $4.9 million and $5.2 million of unamortized debt issuance costs as of March 31, 2023 and December 31, 2022, respectively.
(2)Includes $0.6 million and $0.7 million of unamortized debt issuance costs as of March 31, 2023 and December 31, 2022, respectively.
(3)Includes $0.3 million of unamortized debt issuance costs as of both March 31, 2023 and December 31, 2022.
(4)Includes $0.4 million of unamortized debt issuance costs as of both March 31, 2023 and December 31, 2022.
The components of short-term notes payable and other borrowings are as follows (in thousands):

	March 31, 2023	December 31, 2022
Green Plains Finance Company, Green Plains Grain and Green Plains Trade
$350.0 million revolver	$191,000	$115,000
Green Plains Commodity Management
$40.0 million hedge line	21,670	22,678
	$212,670	$137,678
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
During May 2021, the company entered into a privately negotiated agreement with certain noteholders of the company's 4.00% notes. Under this agreement, 3.6 million shares of the company's common stock were exchanged for $51.0 million in aggregate principal amount of the 4.00% notes.
On May 25, 2022, the company gave notice calling for the redemption of its outstanding 4.00% notes, totaling an aggregate principal amount of $64.0 million. The final conversion rate was 66.4178 shares of common stock per $1,000 of principal. From July 1, 2022 through July 8, 2022, the remaining $64.0 million of the 4.00% notes were converted into approximately 4.3 million shares of common stock. Common stock held as treasury shares were exchanged for the 4.00% notes. Pursuant to the guidance within ASC 470, Debt, the company recorded the exchanges as a conversion. The 4.00% notes were retired effective July 8, 2022.
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
Ethanol Production Segment
On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon, issued $125.0 million of junior secured mezzanine notes due 2026 (the “Junior Notes”) with BlackRock, a holder of a portion of the company’s common stock.
The Junior Notes will mature on February 9, 2026 and are secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. The proceeds of the Junior Notes were used to construct high protein processing systems at the Green Plains Obion and Green Plains Mount Vernon facilities. The Junior Notes accrue interest at an annual rate of 11.75%. However, subject to the satisfaction of certain conditions, the Green Plains SPE LLC may elect to pay an amount in cash equal to interest accruing at a rate of 6.00% per annum plus an amount equal to interest accruing at a rate of 6.75% per annum to be paid in kind. The entire outstanding principal balance, plus any accrued and unpaid interest is due upon maturity. Green Plains SPE LLC is required to comply with certain financial covenants regarding minimum liquidity at Green Plains and a maximum aggregate loan to value. The Junior Notes can be retired or refinanced after 42 months with no prepayment premium. The Junior Notes have an unsecured parent guarantee from the company and have certain limitations on distributions, dividends or loans to the company unless there will not exist any event of default. At March 31, 2023, the interest rate on the Junior Notes was 11.75%.
On September 3, 2020, Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of the company, entered into a loan agreement with MetLife Real Estate Lending LLC. The $75.0 million loan matures on September 1, 2035 and is secured by substantially all of the assets of the Wood River and Shenandoah facilities. The proceeds from the loan were used to add MSCTM technology at the Wood River and Shenandoah facilities as well as other capital expenditures.
The loan bears interest at a fixed rate of 5.02%, plus an interest rate premium of 1.5% until the loan is fully drawn. The remaining availability was drawn in the first quarter of 2022. Beginning in the second quarter of 2022, the interest rate premium may be adjusted quarterly from 0.00% to 1.50% based on the leverage ratio of total funded debt to EBITDA of Wood River and Shenandoah. Principal payments of $1.5 million per year began 24 months from the closing date. Prepayments are prohibited until September 2024. Financial covenants of the loan agreement include a minimum loan to value ratio of 50%, a minimum fixed charge coverage ratio of 1.25x, a total debt service reserve of six months of future principal and interest payments and a minimum working capital requirement at Green Plains of not less than $0.10 per gallon of nameplate capacity or $95.8 million. The loan is guaranteed by the company and has certain limitations on distributions, dividends or loans to Green Plains by Wood River and Shenandoah unless immediately after giving effect to such action, there will not exist any event of default. At March 31, 2023, the interest rate on the loan was 6.52%.
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
The Facility also includes customary events of default, including without limitation, failure to make required payments of principal or interest, material incorrect representations and warranties, breach of covenants, events of bankruptcy and other certain matters. The Facility is secured by the working capital assets of the Borrowers and is guaranteed by the company. At March 31, 2023, the interest rate on the Facility was 7.64%.
Green Plains Commodity Management has an uncommitted $40.0 million revolving credit facility to finance margins related to its hedging programs. During the three months ended March 31, 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At March 31, 2023, the interest rate on the facility was 6.57%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of March 31, 2023.
Partnership Segment
Green Plains Partners has a term loan to fund working capital, capital expenditures and other general partnership purposes. The term loan has a maturity date of July 20, 2026. Interest on the term loan is based on 3-month LIBOR plus 8.00%, with a 0% LIBOR floor and is payable on the 15th day of each March, June, September and December during the term. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter beginning twelve months after the closing date. On February 11, 2022, the term loan was modified to allow Green Plains Partners and its affiliates to repurchase outstanding notes. On the same day, the partnership purchased $1.0 million of the outstanding notes from the lenders and subsequently retired the notes.
The partnership’s obligations under the term loan are secured by a first priority lien on (i) the equity interests of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, such as investment property, general intangibles and contract rights, including rights under any agreements with Green Plains Trade, (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries and its personal property and (iv) substantially all of the partnership’s real property and material leases of real property. The terms impose affirmative and negative covenants, including restrictions on the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. The term loan also requires the partnership to maintain a maximum consolidated leverage ratio and a minimum consolidated debt service coverage ratio as of the end of any fiscal quarter, each of which is calculated on a pro forma basis with respect to acquisitions and divestitures occurring during the applicable period. The maximum consolidated leverage ratio is required to be no more than 2.50x. The minimum debt service coverage ratio is required to be no less than 1.10x. The consolidated leverage ratio is calculated by dividing total funded indebtedness by the sum of the four preceding fiscal quarters’ consolidated EBITDA. The consolidated debt service coverage ratio is calculated by taking the sum of the four preceding fiscal quarters’ consolidated EBITDA minus income taxes and consolidated capital expenditures for such period divided by the sum of the four preceding fiscal quarters’ consolidated interest charges plus consolidated scheduled funded debt payments for such period.
Under the terms of the loan, the partnership has no restrictions on the amount of quarterly distribution payments, so long as (i) no default has occurred and is continuing, or would result from payment of the distribution, and (ii) the partnership and its subsidiaries are in compliance with its financial covenants and remain in compliance after payment of the distribution. The term loan is not guaranteed by the company. At March 31, 2023, the interest rate on the term loan was 13.14%.
Covenant Compliance
The company was in compliance with its debt covenants as of March 31, 2023.
Restricted Net Assets
At March 31, 2023, there were approximately $118.7 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.
8.    STOCK-BASED COMPENSATION
The company has an equity incentive plan which reserved a total of 5.7 million shares of common stock for issuance pursuant to the plan, of which 1.4 million shares remain outstanding and available. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, performance share awards, and restricted and deferred stock unit awards, to be granted to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date, with no adjustments for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis.

Restricted Stock Awards and Deferred Stock Units
The restricted non-vested stock awards and deferred stock units activity for the three months ended March 31, 2023 is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2022	813,033	$19.98
Granted	251,674	34.66
Forfeited	(10,047)	29.24
Vested	(393,276)	11.45
Non-Vested at March 31, 2023	661,384	$30.50	2.4
Performance Share Awards
On March 9, 2023, March 14, 2022 and February 18, 2021, the board of directors granted performance shares to be awarded in the form of common stock to certain participants of the plan. These performance shares vest based on the level of achievement of certain performance goals, including the incremental value achieved from the company’s high-protein initiatives, annual production levels and return on investment (ROI). Performance shares granted in 2023, 2022 and 2021 do not contain market based factors requiring a Monte Carlo valuation model. The performance shares were granted at a target of 100%, but each performance share can be reduced or increased depending on results for the performance period. If the company achieves the maximum performance goals, the maximum amount of shares available to be issued pursuant to the 2023, 2022, and 2021 awards are 969,718 performance shares which represents approximately 222% of the 437,390 performance shares which remain outstanding. The actual number of performance shares that will ultimately vest is based on the actual performance targets achieved at the end of the performance period.
On March 18, 2020, the board of directors granted performance shares to be awarded in the form of common stock to certain participants of the plan. The performance shares were granted at a target of 100%, but each performance share was reduced or increased depending on results for the performance period for the company’s total shareholder return relative to that of the company’s performance peer group. On March 17, 2023, based on the criteria discussed above, the 196,382 2020 performance shares vested at approximately 123%, which resulted in the issuance of 241,589 shares of common stock.
The non-vested performance share award activity for the three months ended March 31, 2023 is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2022	482,811	$18.22
Granted	155,087	34.66
Forfeited	(2,750)	29.47
Vested	(197,758)	4.14
Non-Vested at March 31, 2023	437,390	$30.33	2.4
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
There was no change in the number of non-vested unit-based awards for the three months ended March 31, 2023.
Stock-Based and Unit Based Compensation Expense
Compensation costs for stock-based and unit-based payment plans were $2.8 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, there was $24.8 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.4 years. The potential tax benefit related to stock-based payment is approximately 24.0% of these expenses.
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
The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
EPS - basic and diluted
Net loss attributable to Green Plains	$(70,324)	$(61,474)
Weighted average shares outstanding - basic and diluted	58,549	52,887
EPS - basic and diluted	$(1.20)	$(1.16)

Anti-dilutive weighted-average convertible debt, warrants and stock-based compensation (1)	8,598	13,823
(1)The effect related to the company’s convertible debt, warrants and certain stock-based compensation awards has been excluded from diluted EPS for the periods presented as the inclusion of these shares would have been antidilutive.
10.    STOCKHOLDERS’ EQUITY
Convertible Note Exchange
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

Components of stockholders’ equity for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2022	62,101	$62	$1,110,151	$(142,417)	$(26,591)	2,805	$(31,174)	$910,031	$151,035	$1,061,066
Net loss	—	—	—	(70,324)	—	—	—	(70,324)	4,075	(66,249)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(5,305)	(5,305)
Other comprehensive loss before reclassification	—	—	—	—	(12,788)	—	—	(12,788)	—	(12,788)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	1,701	—	—	1,701	—	1,701
Other comprehensive loss, net of tax	—	—	—	—	(11,087)	—	—	(11,087)	—	(11,087)
Investment in subsidiaries	—	—	—	—	—	—	—	—	185	185
Stock-based compensation	217	—	(5,632)	—	—	—	—	(5,632)	59	(5,573)
Balance, March 31, 2022	62,318	$62	$1,104,519	$(212,741)	$(37,678)	2,805	$(31,174)	$822,988	$150,049	$973,037

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2021	61,840	$62	$1,069,573	$(15,199)	$(12,310)	8,244	$(91,626)	$950,500	$151,519	$1,102,019
Net loss	—	—	—	(61,474)	—	—	—	(61,474)	5,602	(55,872)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(5,122)	(5,122)
Other comprehensive income before reclassification	—	—	—	—	5,386	—	—	5,386	—	5,386
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	(1,965)	—	—	(1,965)	—	(1,965)
Other comprehensive income, net of tax	—	—	—	—	3,421	—	—	3,421	—	3,421
Investment in subsidiaries	—	—	—	—	—	—	—	—	24	24
Stock-based compensation	226	—	(1,922)	—	—	—	—	(1,922)	59	(1,863)
Balance, March 31, 2022	62,066	$62	$1,067,651	$(76,673)	$(8,889)	8,244	$(91,626)	$890,525	$152,082	$1,042,607
Amounts reclassified from accumulated other comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,		Statements of Operations Classification
	2023	2022
Gains (losses) on cash flow hedges
Commodity derivatives	$—	$(628)	(1)
Commodity derivatives	(2,236)	3,294	(2)
Total gains (losses) on cash flow hedges	(2,236)	2,666	(3)
Income tax benefit (expense)	535	(701)	(4)
Amounts reclassified from accumulated other comprehensive loss	$(1,701)	$1,965
(1)Revenues
(2)Costs of goods sold
(3)Loss before income taxes and income (loss) from equity method investees
(4)Income tax benefit (expense)

11.    INCOME TAXES
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
The company recorded income tax expense of $3.4 million for the three months ended March 31, 2023, compared with income tax benefit of $1.2 million for the same period in 2022. The increase in the amount of tax expense recorded for the three months ended March 31, 2023 is primarily due to an increase in the valuation allowance recorded against deferred tax assets related to gains (losses) on derivatives.
The effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.
12.    COMMITMENTS AND CONTINGENCIES
Lease Expense
The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to approximately 14.6 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.
The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease expense
Operating lease expense	$6,746	$4,998
Variable lease expense (benefit) (1)	(131)	179
Total lease expense	$6,615	$5,177
(1)Represents amounts incurred in excess of the minimum payments required for a certain building lease and for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,197	$4,845

Right-of-use assets obtained in exchange for lease obligations
Operating leases	16,658	4,709
Supplemental balance sheet information related to operating leases is as follows:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term	4.8 years	4.9 years

Weighted average discount rate	4.73%	4.32%
Aggregate minimum lease payments under the operating lease agreements for the remainder of 2023 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2023	$20,195
2024	24,777
2025	20,201
2026	12,743
2027	9,149
Thereafter	11,980
Total	99,045
Less: Present value discount	(11,266)
Lease liabilities	$87,779
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
Commodities, Storage and Transportation
As of March 31, 2023, the company had contracted future purchases of grain, ethanol, distillers grains, natural gas, and renewable corn oil, valued at approximately $364.2 million and future commitments for storage and transportation, valued at approximately $24.8 million.
Legal
The company is currently involved in litigation that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

13.    SUBSEQUENT EVENTS
On May 3, 2023, the company submitted a proposal to the Board of Directors of Green Plains Holdings LLC, the general partner of Green Plains Partners LP, to acquire all of the publicly held common units of the partnership not already owned by the company in a stock-for-unit exchange. The company expects the proposed transaction to simplify its corporate structure and governance, generate near-term earnings and cash flow accretion, reduce selling and general administrative expenses related to the partnership, improve the credit quality of the combined enterprise, and align strategic interests between the company's shareholders and the partnership's unitholders by regaining full ownership and control of the company's total platform, including terminal operations.
The proposed transaction is subject to the negotiation and execution of a definitive agreement and approval of such definitive agreement and transactions contemplated thereunder by the board of directors of the company, the board of directors of Green Plains Holdings LLC, and its conflicts committee. There can be no assurance that any such approvals will be forthcoming, that a definitive agreement will be executed, that any conditions to the consummation of the proposed transaction will be satisfied, or that any transaction will be consummated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this report together with our annual report on Form 10-K for the year ended December 31, 2022.
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
Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2022, or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to a number of economic conditions, including: competition in the ethanol industry and other industries in which we operate; commodity market risks, including those that may result from weather conditions; financial market risks; counterparty risks; risks associated with changes to government policy or regulation, including changes to tax laws; risks related to acquisition and disposition activities and achieving anticipated results; risks associated with merchant trading; risks related to our equity method investees; disruption caused by health epidemics, such as the COVID-19 outbreak; and other factors detailed in reports filed with the SEC. Additional risks related to Green Plains Partners LP include compliance with commercial contractual obligations, potential tax consequences related to our investment in the partnership and risks disclosed in the partnership’s SEC filings associated with the operation of the partnership as a separate, publicly traded entity.
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
Overview
Green Plains is an Iowa corporation, founded in June 2004 as a producer of low carbon fuels and has grown to be a leading biorefining company maximizing the potential of existing resources through fermentation and patented agribusiness technologies. We continue the transition from a commodity-processing business to a value-added agricultural technology company creating sustainable, high-value ingredients from existing resources. To that end, we are currently executing on a number of initiatives to allow for product diversification, new market opportunities and production of additional value-added low-carbon ingredients, such as Ultra-High Protein, dextrose, renewable corn oil and more.
We are developing and implementing proven agricultural, food and industrial biotechnology systems that allow for product diversification and new market opportunities, rapidly expanding installation and production across our facilities, and offering these technologies to the broader biofuels industry.
Green Plains Partners LP, a master limited partnership, is our primary downstream storage and logistics provider since its assets are the principal method of storing and delivering the ethanol we produce. As of March 31, 2023, we own a 48.8% limited partner interest, a 2.0% general partner interest and all of the partnership’s incentive distribution rights. The public owns the remaining 49.2% limited partner interest. The partnership is consolidated in our financial statements, and record a noncontrolling interest for the economic interest in the partnership held by the public common unitholders.

We group our business activities into the following three operating segments to manage performance:
•Ethanol Production. Our ethanol production segment includes the production of ethanol, distillers grains, Ultra-High Protein and renewable corn oil at eleven ethanol plants in Illinois, Indiana, Iowa, Minnesota, Nebraska and Tennessee. At capacity, our facilities are capable of processing approximately 330 million bushels of corn per year and producing approximately 958 million gallons of ethanol, 2.4 million tons of distillers grains and Ultra-High Protein and 310 million pounds of renewable corn oil, a low-carbon feedstock for biodiesel and renewable diesel. We are one of the largest ethanol producers in North America.
•Agribusiness and Energy Services. Our agribusiness and energy services segment includes grain procurement, with approximately 26.5 million bushels of grain storage capacity, and our commodity marketing business, which markets, sells and distributes the ethanol, distillers grains, Ultra-High Protein and renewable corn oil produced at our ethanol plants. We also market ethanol for a third-party producer as well as buy and sell ethanol, distillers grains, Ultra-High Protein, renewable corn oil, grain, natural gas and other commodities in various markets.
•Partnership. Our master limited partnership provides fuel storage and transportation services through owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership’s assets include 27 ethanol storage facilities, two fuel terminal facilities and approximately 2,300 leased railcars.
We have installed and are operating FQT MSC™ technology at five of our biorefineries. Through our value-added ingredients initiative, we produce Ultra-High Protein, a feed ingredient with protein concentrations of 50% or greater and yeast concentrations of 25%, increase production of renewable corn oil and produce other higher value products, such as post-MSCTM distillers grains.
We began pilot scale batch operations at the FQT CSTTM production facility at our Innovation Center at York in the second quarter of 2021, which allows for the production of both food and industrial grade low-carbon glucose and dextrose to target applications in food production, renewable chemicals and synthetic biology. In September 2022, we broke ground at our biorefinery in Shenandoah, Iowa, as the first location to deploy FQT CSTTM at commercial scale. We also anticipate modifying additional biorefineries to include FQT CSTTM production capabilities to meet anticipated future customer demands.
Additionally, we have taken advantage of opportunities to divest certain assets to reallocate capital toward our current growth initiatives. We are focused on generating stable and growing operating margins through our business segments and risk management strategy.
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
Recent Developments
On April 17, 2023, during routine maintenance on a whole stillage tank, we experienced an explosion at our Wood River, Nebraska facility, which resulted in the fatality of one employee as well as another employee being critically injured. The plant was not operating at the time of the explosion. We continue to work with various regulatory agencies, state and local authorities and our insurance providers in investigating the cause and impact of the incident. We do not currently believe the incident will have a material impact on our consolidated financial statements.
Results of Operations
During the first quarter of 2023, we experienced a weak ethanol margin environment due in part to historically high physical corn basis levels across our entire platform. We maintained an average utilization rate of approximately 87.5% of capacity, resulting in ethanol production of 206.7 mmg for the first quarter of 2023, compared with 196.3 mmg, or 83.1% of capacity, for the same quarter last year. Our operating strategy is to transform our company to a value-add agricultural technology company. Depending on the margin environment, we may exercise operational discretion that results in reductions in production volumes. It is possible that throughput volumes could be below our minimum volume commitments made to the partnership in the future, depending on various factors that drive each biorefineries variable contribution margin, including future driving and gasoline demand for the industry, demand for valuable coproducts we produce, and the supply and pricing of renewable feedstocks needed to operate our biorefineries. We are currently producing Ultra-High Protein at five locations and we are deploying the FQT MSC™ technology at select additional locations across our platform to help meet growing global demand for protein feed ingredients and low-carbon renewable corn oil.
U.S. Ethanol Supply and Demand
According to the EIA, domestic ethanol production averaged 1.01 million barrels per day during the first quarter of 2023, which was 1.0% lower than the 1.02 million barrels per day for the same quarter last year. Refiner and blender input volume was 853 thousand barrels per day for the first quarter of 2023, compared with 840 thousand barrels per day for the same quarter last year. Gasoline demand for the first quarter of 2023 was in line with the prior year quarter at 8.6 million barrels per day. U.S. domestic ethanol ending stocks decreased by approximately 1.4 million barrels compared to the prior year, or 5.3%, to 25.1 million barrels as of March 31, 2023. As of this filing, according to Prime the Pump, there were approximately 386 suppliers at 113 pipeline terminal locations now offering E15 to wholesale customers.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through February 28, 2023, were approximately 222 mmg, down from the 267 mmg for the same period of 2022. Canada was the largest export destination for U.S. ethanol accounting for 40% of domestic ethanol export volume, driven in part by their national clean fuel standard. The United Kingdom, South Korea, the Netherlands, and Mexico accounted for 12%, 11%, 5% and 5%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.3 to 1.5 billion gallons in 2023, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce greenhouse gas emissions through low carbon fuel programs and eliminate MTBE from their own fuel supplies. The strength of the U.S. Dollar relative to other currencies has the potential to adversely impact the U.S. ethanol competitiveness in the global market.
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
Federal mandates and state-level clean fuel programs supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying the fuel supply, supporting agricultural production and reducing the country’s dependence on foreign oil. Consumer acceptance of FFVs and higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in the U.S. light duty surface transportation fleet market share. In addition, expansion of clean fuel programs in other states and countries, or a national LCFS could increase the demand for ethanol, depending on how they are structured. Incentives for automakers to produce FFVs phased out in 2020, and the EPA's recently proposed Corporate Average Fuel Economy (CAFE) standards further incentivize EV production, with the administration's stated goal of having two-thirds of vehicles sold in 2032 be EVs. Sales of EVs in the U.S. were close to 300,000 vehicles in the first quarter of 2023, which represented approximately 8.4% of new vehicles sales. Transition of the light duty surface transportation fleet from internal combustion engines to EVs could decrease the demand for ethanol.
The Inflation Reduction Act of 2022, which was signed into law on August 16, 2022, is a sweeping policy that could have many potential impacts on our business which we are continuing to evaluate. The legislation (1) created a new Clean Fuel Production Credit, section 45Z of the Internal Revenue Code, which runs from 2025 to 2027 of $1.00 per gallon, which could impact our fuel ethanol, depending on the level of GHG reduction for each gallon; (2) created a new tax credit for SAF of $1.25 to $1.75 per gallon, depending on the GHG reduction for each gallon, that could possibly involve some of our low carbon ethanol through an ATJ pathway, depending on the life cycle analysis model being used (this credit expires after 2024 and shifts to the 45Z Clean Fuel Production Credit, where it qualifies for between $0.00 and $1.75 per gallon); (3) expanded the carbon capture and sequestration credit, section 45Q of the Internal Revenue Code, to $85 for each ton of carbon sequestered, which could impact our carbon capture partnership and other potential carbon capture investments, though it cannot be claimed in conjunction with the 45Z Clean Fuel Production Credit, which could prove to be more valuable; (4) extended the biodiesel tax credit, which could impact our renewable corn oil values, as this co-product serves as a low-carbon feedstock for renewable diesel and biomass based diesel production (this credit expires after 2024 and shifts to the 45Z Clean Fuel Production credit, where all non-SAF fuels qualify for up to $1.00 per gallon); (5) funded biofuel blending infrastructure by $500 million, which could impact the availability of higher level ethanol blended fuel; (6) increased funding for working lands conservation programs for farmers by $20 billion; and (7) provided credits for the production and purchase of electric vehicles, which could impact the amount of internal combustion engines built and sold longer term, and by extension impact the demand for liquid fuels including ethanol. There are numerous additional clean energy credits included in this law, including investment tax credits for construction of clean energy infrastructure, that could impact us and our overall competitiveness. Regulatory rulemaking for the administration of these programs is underway, and the final regulations could impact many aspects of our business.
The RFS sets a floor for biofuels use in the United States. As of March 31, 2023, the EPA has proposed RVOs for 2023, 2024 and 2025, setting the implied conventional ethanol levels at 15.25 billion gallons for each year, inclusive of 250 million gallons of supplemental volume in 2023 to reflect a court-ordered remand of a previously lowered RVO. The EPA also proposed a modest increase in biomass based diesel volumes over the three years, with a large increase in advanced biofuels for 2024 and 2025, which they expect to be fulfilled by e-RINs for electric vehicles. The EPA has agreed to a consent decree from the U.S. District Court for D.C. to finalize an RVO for 2023 (and possibly 2024 and 2025) by June 14, 2023.
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
As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for an SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant them a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for the 2016, 2017 and 2018 reporting years than they had in prior years, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly. In the waning days of the previous administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the previous administration, erasing a total 4.3 billion gallons of potential blending demand. Under the current administration, the EPA reversed the three SREs issued in the final weeks of the previous administration, and in conjunction with the RVO rulemaking for 2020, 2021, and 2022, denied all pending SREs; however, the EPA allowed for so-called "alternative compliance" for these refineries, which in practice waives their blending obligations for those years. The EPA has reiterated their stance on denying all SRE applications in the proposed 2023, 2024 and 2025 RVO rulemaking, and there are multiple on-going legal challenges to how they have handled SREs and RFS rulemakings.
The One-Pound Waiver, which was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer, was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 is uncertain. The Supreme Court declined to hear a challenge to this ruling. On April 12, 2022, the President announced that he had directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the summer months, and that the temporary waiver should be extended as long as the gasoline supply emergency lasts. As of this filing, the administration has announced they will take the same approach with emergency waivers for the 2023 summer driving season. The EPA has also instigated regulatory rulemaking to allow for the elimination of the One-Pound Waiver for E10 in several Midwestern states in time for the 2024 summer driving season, which would have the practical effect of allowing for E15 to be sold year round in the following states: Illinois, Iowa, Minnesota, Missouri, Nebraska, Ohio, South Dakota and Wisconsin.

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
Environmental and Other Regulation
Our operations are subject to environmental regulations, including those that govern the handling and release of ethanol, crude oil and other liquid hydrocarbon materials. Compliance with existing and anticipated environmental laws and regulations may increase our overall cost of doing business, including capital costs to construct, maintain, operate, and upgrade equipment and facilities. Our business may also be impacted by government policies, such as tariffs, duties, subsidies, import and export restrictions and outright embargos. We employ maintenance and operations personnel at each of our facilities, which are regulated by the Occupational Safety and Health Administration.

The U.S. ethanol industry relies heavily on tank cars to deliver its product to market. In 2015, the DOT finalized the Enhanced Tank Car Standard and Operational Controls for High-Hazard and Flammable Trains, or DOT specification 117, which established a schedule to retrofit or replace older tank cars that carry crude oil and ethanol, braking standards intended to reduce the severity of accidents and new operational protocols. The rule has increased the lease costs for railcars in the short term and may increase the lease costs long term, which will in turn result in an increase in the fees our partnership charges for railcar capacity. The deadline for compliance with DOT specification 117 is May 1, 2023. As of March 31, 2023, our partnership's fleet was DOT 117 compliant.
Comparability
There are various events that could affect comparability of our operating results, including increased production rates from 2023 to 2022.
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
During the normal course of business, our operating segments do business with each other. For example, our agribusiness and energy services segment procures grain and natural gas and sells products, including ethanol, distillers grains, Ultra-High Protein, and renewable corn oil of our ethanol production segment. Our partnership segment provides fuel storage and transportation services for our agribusiness and energy services segment. These intersegment activities are treated like third-party transactions with origination, marketing and storage fees charged at estimated market values. Consequently, these transactions affect segment performance; however, they do not impact our consolidated results since the revenues and corresponding costs are eliminated.
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
The selected operating segment financial information is as follows (in thousands):

	Three Months Ended March 31,		% Variance
	2023	2022
Revenues
Ethanol production
Revenues from external customers	$695,494	$637,553	9.1%
Intersegment revenues	—	—	—
Total segment revenues	695,494	637,553	9.1
Agribusiness and energy services
Revenues from external customers	136,336	142,877	(4.6)
Intersegment revenues	6,050	5,835	3.7
Total segment revenues	142,386	148,712	(4.3)
Partnership
Revenues from external customers	1,119	1,005	11.3
Intersegment revenues	19,656	18,095	8.6
Total segment revenues	20,775	19,100	8.8
Revenues including intersegment activity	858,655	805,365	6.6
Intersegment eliminations	(25,706)	(23,930)	7.4
	$832,949	$781,435	6.6%

	Three Months Ended March 31,		% Variance
	2023	2022
Cost of goods sold
Ethanol production	$716,947	$661,560	8.4%
Agribusiness and energy services	133,280	134,439	(0.9)
Intersegment eliminations	(25,222)	(23,490)	7.4
	$825,005	$772,509	6.8%

	Three Months Ended March 31,		% Variance
	2023	2022
Gross margin
Ethanol production	$(21,453)	$(24,007)	(10.6)%
Agribusiness and energy services	9,106	14,273	(36.2)
Partnership	20,775	19,100	8.8
Intersegment eliminations	(484)	(440)	10.0
	$7,944	$8,926	(11.0)%

	Three Months Ended March 31,		% Variance
	2023	2022
Operating income (loss)
Ethanol production (1)	$(53,362)	$(51,158)	4.3%
Agribusiness and energy services	4,126	10,408	(60.4)
Partnership	11,896	11,809	0.7
Intersegment eliminations	(484)	(440)	10.0
Corporate activities	(18,716)	(18,521)	1.1
	$(56,540)	$(47,902)	18.0%
(1)Operating loss for ethanol production includes an inventory lower of cost or net realizable value adjustment of $13.2 million for the three months ended March 31, 2022.

	Three Months Ended March 31,		% Variance
	2023	2022
Depreciation and amortization
Ethanol production	$22,938	$18,432	24.4%
Agribusiness and energy services	813	464	75.2
Partnership	816	898	(9.1)
Corporate activities	819	605	35.4
	$25,386	$20,399	24.4%
* Percentage variance not considered meaningful.
We use EBITDA, adjusted EBITDA, and segment EBITDA as measures of profitability to compare the financial performance of our reportable segments and manage those segments. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs. Adjusted EBITDA includes adjustments related to our proportional share of EBITDA adjustments of our equity method investees. We believe EBITDA, adjusted EBITDA and segment EBITDA are useful measures to compare our performance against other companies. These measures should not be considered an alternative to, or more meaningful than, net income, which is prepared in accordance with GAAP. EBITDA, adjusted EBITDA, and segment EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA, adjusted EBITDA, and segment EBITDA may not be comparable with a similarly titled measure of other companies.
The following table reconciles net loss including noncontrolling interest to adjusted EBITDA (in thousands):

	Three Months Ended March 31,		% Variance
	2023	2022
Net loss	$(66,249)	$(55,872)	18.6%
Interest expense	9,738	8,806	10.6
Income tax expense (benefit)	3,429	(1,153)	*
Depreciation and amortization (1)	25,386	20,399	24.4
EBITDA	(27,696)	(27,820)	(0.4)
Proportional share of EBITDA adjustments to equity method investees	45	45	—
Adjusted EBITDA	$(27,651)	$(27,775)	(0.4)%
(1)Excludes amortization of operating lease right-of-use assets and amortization of debt issuance costs.

The following table reconciles segment EBITDA to consolidated adjusted EBITDA (in thousands):

	Three Months Ended March 31,		% Variance
	2023	2022
Adjusted EBITDA
Ethanol production (1)	$(30,267)	$(32,726)	(7.5)%
Agribusiness and energy services	5,227	10,723	(51.3)
Partnership	12,947	12,882	0.5
Intersegment eliminations	(484)	(919)	(47.3)
Corporate activities	(15,119)	(17,780)	(15.0)
EBITDA	(27,696)	(27,820)	(0.4)
Proportional share of EBITDA adjustments to equity method investees	45	45	—
	$(27,651)	$(27,775)	(0.4)%

(1)Ethanol production includes an inventory lower of cost or net realizable value adjustment of $13.2 million for the three months ended March 31, 2022.
* Percentage variance not considered meaningful.
Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Consolidated Results
Consolidated revenues increased $51.5 million for the three months ended March 31, 2023 compared with the same period in 2022 primarily due to higher volumes sold on ethanol, distillers grains including Ultra-High Protein, and renewable corn oil, as well as higher average selling prices on distillers grains including Ultra-High Protein, offset by lower average selling prices on ethanol and renewable corn oil within our ethanol production segment as described below. Revenues were also slightly offset by lower revenues within our agribusiness and energy services segment as a result of decreased trading volumes and margins.
Net loss increased $10.4 million for the three months ended March 31, 2023 compared with the same period last year primarily due to lower agribusiness and energy services segment trading margins as well as higher depreciation expense. Adjusted EBITDA increased $0.1 million for the three months ended March 31, 2023. Interest expense increased $0.9 million for the three months ended March 31, 2023 compared with the same period in 2022 primarily due to higher interest rates on floating rate debt and reduced capitalized interest as certain projects have been completed. Income tax expense was $3.4 million for the three months ended March 31, 2023, compared with income tax benefit of $1.2 million for the same period in 2022 primarily due to an increase in the valuation allowance recorded against certain deferred tax assets for the three months ended March 31, 2023.
The following discussion provides greater detail about our first quarter segment performance.

Ethanol Production Segment
Key operating data for our ethanol production segment is as follows:

	Three Months Ended March 31,
	2023	2022	% Variance

Ethanol sold
(thousands of gallons)	206,880	196,348	5.4%
Distillers grains sold
(thousands of equivalent dried tons)	482	504	(4.4)
Ultra-High Protein sold
(thousands of tons)	52	12	333.3
Renewable corn oil sold
(thousands of pounds)	68,011	59,295	14.7
Corn consumed
(thousands of bushels)	71,235	68,304	4.3%
Revenues in our ethanol production segment increased $57.9 million for the three months ended March 31, 2023 compared with the same period in 2022, primarily due to higher ethanol, distillers grains including Ultra-High Protein, and renewable corn oil volumes sold, resulting in increased revenues of $25.9 million, $3.6 million and $6.0 million, respectively, as well as higher weighted average selling prices on distillers grains including Ultra-High Protein, resulting in increased revenues of $27.1 million, offset by lower weighted average selling prices on ethanol and renewable corn oil resulting in decreased revenues of $3.0 million and $2.6 million, respectively. Revenues also increased as a result of hedging activities by $3.8 million.
Cost of goods sold in our ethanol production segment increased $55.4 million for the three months ended March 31, 2023 compared with the same period last year primarily due to higher weighted average corn prices and higher corn volumes processed, resulting in increased costs of $63.5 million and $17.9 million, respectively, offset by lower hedging activities resulting in decreased cost of goods sold of $59.3 million. The remainder of the increase was primarily driven by higher utilities and freight of $21.1 million.
Operating loss in our ethanol production segment increased $2.2 million for the three months ended March 31, 2023 compared with the same period in 2022 primarily due to increased depreciation expense of $4.5 million as a result of completion of various projects, offset by increased margins as outlined above. Depreciation and amortization expense for the ethanol production segment was $22.9 million for the three months ended March 31, 2023, compared with $18.4 million for the same period last year, with the increase primarily due to Ultra-High Protein assets placed in service.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $6.3 million while operating income also decreased $6.3 million for the three months ended March 31, 2023, compared with the same period in 2022. The decrease in revenues was primarily due to a decrease in ethanol and renewable corn oil trading volumes as well as decreased trading margins for distillers grains. Operating income decreased primarily as a result of lower trading margins driven by market volatility in our distillers grains flows and natural gas storage.
Partnership Segment
Revenues generated by our partnership segment increased $1.7 million for the three months ended March 31, 2023 compared with the same period for 2022. Storage and throughput services revenue was consistent with the prior year. Railcar transportation services revenue increased $1.7 million primarily due to an increase in transportation service fees charged as a result of upgrading our leased railcar fleet to comply with government regulations and higher railcar volumetric capacity. Terminal services revenue as well as trucking and other revenue were consistent with the prior year. Operating income increased $0.1 million for the three months ended March 31, 2023 compared with the same period in 2022.

Intersegment Eliminations
Intersegment eliminations of revenues increased by $1.8 million for the three months ended March 31, 2023, compared with the same period in 2022 primarily due to increased railcar fees paid to the partnership segment.
Corporate Activities
Corporate activities for the three months ended March 31, 2023 were consistent with the same period in 2022.
Income Taxes
We recorded income tax expense of $3.4 million for the three months ended March 31, 2023, compared with income tax benefit of $1.2 million for the same period in 2022. The increase in the amount of tax expense recorded for the three months ended March 31, 2023 was primarily due to an increase in the valuation allowance recorded against certain deferred tax assets.
Liquidity and Capital Resources
Our principal sources of liquidity include cash generated from operating activities and bank credit facilities. We fund our operating expenses and service debt primarily with operating cash flows. Capital resources for maintenance and growth expenditures are funded by a variety of sources, including cash generated from operating activities, borrowings under bank credit facilities, or issuance of senior notes or equity. Our ability to access capital markets for debt under reasonable terms depends on our financial condition, credit ratings and market conditions. We believe that our ability to obtain financing at reasonable rates based on these factors remains sufficient and provides a solid foundation to meet our future liquidity and capital resource requirements.
On March 31, 2023, we had $354.2 million in cash and cash equivalents and $54.1 million in restricted cash. We also had $159.0 million available under our committed revolving credit agreement, subject to restrictions or other lending conditions. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At March 31, 2023, our subsidiaries had approximately $118.7 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities.
Net cash used in operating activities was $117.0 million for the three months ended March 31, 2023, compared with net cash used in operating activities of $162.5 million for the same period in 2022. Net cash used in operating activities compared to the prior year were primarily affected by increases in cash used related to accounts payables, offset by decreases in cash used related to accounts receivable and inventories. Net cash used in investing activities was $35.4 million for the three months ended March 31, 2023, compared with net cash provided by investing activities of $37.9 million for the same period in 2022. Investing activities compared to the prior year were primarily affected by the proceeds from the sale of marketable securities during the first quarter of 2022, offset by increased cash provided by lower purchases of fixed assets compared to the same period in the prior year. Net cash provided by financing activities was $60.5 million for the three months ended March 31, 2023, compared with net cash provided by financing activities of $167.9 million for the same period in 2022, primarily due to higher debt proceeds as a result of changes in our debt structure in the first quarter of 2022.
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
We incurred capital expenditures of approximately $32.6 million during the three months ended March 31, 2023, primarily for Ultra-High Protein expansion projects at Mount Vernon and Obion, the clean sugar expansion project at Shenandoah and for various other capital projects. Capital spending for the remainder of 2023 is expected to be between $120.0 million and $160.0 million, which is subject to review prior to the initiation of any project. The estimate includes additional expenditures to deploy FQT's MSCTM and FQT's CSTTM technology, as well as expenditures for various other capital projects, which are expected to be financed with cash on hand and by cash provided by operating activities.
Our business is highly sensitive to the price of commodities, particularly for corn, ethanol, distillers grains, Ultra-High Protein, renewable corn oil and natural gas. We use derivative financial instruments to reduce the market risk associated with fluctuations in commodity prices. Sudden changes in commodity prices may require cash deposits with brokers for margin calls or significant liquidity with little advanced notice to meet margin calls, depending on our open derivative positions. We continuously monitor our exposure to margin calls and believe we will continue to maintain adequate liquidity to cover margin calls from our operating results and borrowings.
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
Our board of directors authorized a share repurchase program of up to $200.0 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We did not repurchase any shares of common stock during the first quarter of 2023. To date, we have repurchased 7.4 million shares of common stock for approximately $92.8 million under the program.
We believe we have sufficient working capital for our existing operations. A continued sustained period of unprofitable operations, however, may strain our liquidity. We may sell additional assets or equity or borrow capital to improve or preserve our liquidity, expand our business or acquire businesses.
Debt
For additional information related to our debt, see Note 7 – Debt included as part of the notes to consolidated financial statements and Note 12 – Debt included as part of the notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022.
We were in compliance with our debt covenants at March 31, 2023. Based on our forecasts, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.
Corporate Activities
In March 2021, we issued $230.0 million of 2.25% convertible senior notes due in 2027, or the 2.25% notes. The 2.25% notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year. The initial conversion rate is 31.6206 shares of our common stock per $1,000 principal amount of 2.25% notes (equivalent to an initial conversion price of approximately $31.62 per share of our common stock), representing an approximately 37.5% premium over the offering price of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; or a tender or exchange offering. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our calling the 2.25% notes for redemption. We may settle the 2.25% notes in cash, common stock or a combination of cash and common stock. At March 31, 2023, the outstanding principal balance on the 2.25% notes was $230.0 million.
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
During May 2021, the company entered into a privately negotiated agreement with certain noteholders of the company's 4.00% notes. Under this agreement, 3.6 million shares of the company's common stock were exchanged for $51.0 million in aggregate principal amount of the 4.00% notes.
On May 25, 2022, we gave notice calling for the redemption of our outstanding 4.00% notes, totaling an aggregate principal amount of $64.0 million. The final conversion rate was increased to 66.4178 shares of common stock per $1,000 of principal. From July 1, 2022 through July 8, 2022, the remaining $64.0 million of the 4.00% notes were converted into approximately 4.3 million shares of common stock. Common stock held as treasury shares were exchanged for the 4.00% notes. Pursuant to the guidance within ASC 470, Debt, we recorded the exchanges as a conversion. The 4.00% notes were retired effective July 8, 2022.
In August 2016, we issued $170.0 million of 4.125% convertible senior notes due in 2022, or 4.125% notes, which were senior, unsecured obligations with interest payable on March 1 and September 1 of each year. Prior to March 1, 2022, the 4.125% notes were not convertible unless certain conditions were satisfied. The initial conversion rate was 35.7143 shares of common stock per $1,000 of principal, which was equal to a conversion price of approximately $28.00 per share.
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
Ethanol Production Segment
On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon issued $125.0 million of junior secured mezzanine notes due 2026 (the "Junior Notes") with BlackRock. The Junior Notes will mature on February 9, 2026 and are secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. At March 31, 2023, the outstanding principal balance was $125.0 million on the loan and the interest rate was 11.75%.
Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of us, have a $75.0 million loan agreement, which matures on September 1, 2035. At March 31, 2023, the outstanding principal balance was $74.3 million on the loan and the interest rate was 6.52%.
We also have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.
Agribusiness and Energy Services Segment
Green Plains Finance Company, Green Plains Grain and Green Plains Trade have total revolving commitments of $350.0 million and an accordion feature whereby amounts available under the Facility may be increased by up to $100.0 million of new lender commitments subject to certain conditions, due 2027. Each SOFR rate loan shall bear interest for each day at a rate per annum equal to the Term SOFR rate for the outstanding period plus a Term SOFR adjustment and an applicable margin of 2.25% to 2.50%, which is dependent on undrawn availability under the Facility. Each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable margin of 1.25% to 1.50%, which is dependent on undrawn availability under the Facility. The unused portion of the Facility is also subject to a commitment fee of 0.275% to 0.375%, dependent on undrawn availability. At March 31, 2023, the outstanding principal balance was $191.0 million on the facility and the interest rate was 7.64%.
Green Plains Commodity Management has an uncommitted $40.0 million revolving credit facility to finance margins related to its hedging programs. During the three months ended March 31, 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At March 31, 2023, the outstanding principal balance was $21.7 million on the facility and the interest rate was 6.57%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of March 31, 2023.

Partnership Segment
Green Plains Partners, through a wholly owned subsidiary, has a term loan to fund working capital, capital expenditures and other general partnership purposes. The term loan has a maturity date of July 20, 2026. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter.
Interest on the term loan is based on 3-month LIBOR plus 8.00%, with a 0% LIBOR floor and is payable on the 15th day of each March, June, September and December, during the term. The term loan is secured by substantially all of the assets of the partnership.
On February 11, 2022, the term loan was modified to allow Green Plains Partners and its affiliates to repurchase outstanding notes. On the same day, the partnership purchased $1.0 million of the outstanding notes from the lenders and subsequently retired the notes. As of March 31, 2023, the term loan had a balance of $59.0 million and an interest rate of 13.14%.
On April 19, 2023, the term loan was amended to change the underlying floating interest rate to the three-month term SOFR rate plus a 0.26161% credit spread adjustment from three-month LIBOR, with a 0% floor. The impact of the amendment is not material to interest expense.
Effects of Inflation
We have experienced inflationary impacts on labor costs, wages, components, equipment, other inputs and services across our business and inflation and its impact could escalate in future quarters, many of which are beyond our control. Moreover, we have fixed price arrangements with our customers and are not able to pass those costs along in most instances. As such, inflationary pressures could have a material adverse effect on our performance and financial statements.
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements and contractual and purchase commitments related to commodities, storage and transportation. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of March 31, 2023 totaled $99.0 million. As of March 31, 2023, we had contracted future purchases of grain, ethanol, distillers grains, natural gas, and renewable corn oil valued at approximately $364.2 million and future commitments for storage and transportation valued at approximately $24.8 million. Refer to Note 12 – Commitments and Contingencies included in the notes to consolidated financial statements for more information.
Critical Accounting Policies and Estimates
Critical accounting policies, including those relating to derivative financial instruments, accounting for income taxes, and impairment of goodwill, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. Information about our critical accounting policies and estimates are included in our annual report on Form 10-K for the year ended December 31, 2022.
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
Interest Rate Risk
We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate, SOFR or LIBOR. At March 31, 2023, we had $709.6 million in debt, $271.6 million of which had variable interest rates. A 10% increase in interest rates would affect our interest cost by approximately $2.4 million per year.

For additional information related to our debt, see Note 7 – Debt included as part of the notes to consolidated financial statements and Note 12 – Debt included as part of the notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022.
Commodity Price Risk
Our business is highly sensitive to commodity price risk, particularly for ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas. Ethanol prices are sensitive to world crude oil supply and demand, the price of crude oil, gasoline, corn, the price of substitute fuels, refining capacity and utilization, government regulation and consumer demand for alternative fuels. Corn prices are affected by weather conditions, crop yields, changes in domestic and global supply and demand, and government programs and policies. Distillers grains prices are impacted by livestock numbers on feed, prices for feed alternatives and supply, which is associated with ethanol plant production. Natural gas prices are influenced by severe weather in the summer and winter and hurricanes in the spring, summer and fall. Other factors include North American energy exploration and production, and the amount of natural gas in underground storage during injection and withdrawal seasons.
To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results can be impacted if there is a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three months ended March 31, 2023, revenues included net losses of $7.2 million, and cost of goods sold included net gains of $17.2 million associated with derivative financial instruments.
Ethanol Production Segment
In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. To reduce commodity price risk caused by market fluctuations, we enter into exchange-traded futures and options contracts that serve as economic hedges. Our results are impacted when there is a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchase or sale has not yet occurred.
Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on March 31, 2023, which is as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	958,000	Gallons	$155,479
Corn	330,000	Bushels	$151,084
Distillers grains	2,400	Tons (2)	$36,586
Renewable corn oil	310,000	Pounds	$12,011
Natural gas	27,700	MmBTU	$3,506
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
Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors.
Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2022, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. Investors should also carefully consider the discussion of risks with the partnership under the heading “Risk Factors” and other information in their annual report on Form 10-K for the year ended December 31, 2022. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Employees surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations.
The following table lists the shares that were surrendered during the first quarter of 2023:

Period	Total Number of Shares Withheld for Employee Awards	Average Price Paid per Share
January 1 - January 31	3,213	$31.89
February 1 - February 28	10,851	34.64
March 1 - March 31	253,225	31.30
Total	267,289	$31.45
Our board of directors authorized a share repurchase program of up to $200 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. We did not repurchase any shares during the first quarter of 2023. Since inception of the repurchase program, the company has repurchased 7,396,936 shares of common stock for approximately $92.8 million under the program.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Description of Exhibit
10.1	Second Amendment to Revolving Credit Facility, dated as of November 24, 2021, by and among Green Plains Commodity Management LLC, Macquarie Bank Limited and Macquarie Futures USA LLC
10.2	Third Amendment to Revolving Credit Facility, dated as of February 20, 2022, by and among Green Plains Commodity Management LLC, Macquarie Bank Limited and Macquarie Futures USA LLC
10.3	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 19, 2023, by and among Green Plains Operating Company LLC, the Guarantors, the Lenders and TMI Trust Company
*10.4	Employment Agreement by and between Green Plains Inc. and James E. Stark, dated March 1, 2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in iXBRL.
*Represents management compensatory contract

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN PLAINS INC.
(Registrant)

Date: May 4, 2023	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ James E. Stark
James E. Stark
Chief Financial Officer
(Principal Financial Officer)