Form 10-Q
period 2023-06-30
Green Plains Inc.
filed 2023-08-04
CIK 1309402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2023
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
☐ Yes ☒ No
The registrant had 59,528,268 common stock outstanding as of July 28, 2023.

Commonly Used Defined Terms
Green Plains Inc. and Subsidiaries:

Green Plains Inc.; Green Plains; the company	Green Plains Inc. and its subsidiaries
FQT	Fluid Quip Technologies, LLC
Green Plains Commodity Management	Green Plains Commodity Management LLC
Green Plains Finance Company	Green Plains Finance Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Mount Vernon; Mount Vernon	Green Plains Mount Vernon LLC
Green Plains Obion; Obion	Green Plains Obion LLC
Green Plains Partners; the partnership	Green Plains Partners LP
Green Plains Shenandoah; Shenandoah	Green Plains Shenandoah LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Wood River; Wood River	Green Plains Wood River LLC
Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Industry and Other Defined Terms:

ATJ	Alcohol-to-Jet
BlackRock	Funds and accounts managed by BlackRock
the CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CI	Carbon Intensity
COVID-19	Coronavirus Disease 2019
CST™	Clean Sugar Technology™
DOE	Department of Energy
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
EV	Electric Vehicle
FFV	Flexible-fuel vehicle
GHG	Greenhouse gas
LCFS	Low Carbon Fuel Standard
MmBtu	Million British Thermal Units
Mmg	Million gallons
MSC™	Maximized Stillage Coproducts produced using process technology developed by Fluid Quip Technologies LLC
MTBE	Methyl tertiary-butyl ether
RFS	Renewable Fuels Standard
RIN	Renewable identification number
RVO	Renewable volume obligation
SAF	Sustainable Aviation Fuel
SRE	Small refinery exemption
U.S.	United States
USDA	U.S. Department of Agriculture

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements.
GREEN PLAINS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$312,858	$444,661
Restricted cash	46,926	55,615
Accounts receivable, net of allowances of $553 and $429, respectively	132,336	108,610
Income taxes receivable	1,299	1,286
Inventories	257,651	278,950
Prepaid expenses and other	20,587	19,837
Derivative financial instruments	44,661	19,791
Total current assets	816,318	928,750
Property and equipment, net of accumulated depreciation and amortization of $672,960 and $632,298, respectively	1,024,561	1,029,327
Operating lease right-of-use assets	85,332	73,244
Other assets	96,585	91,810
Total assets	$2,022,796	$2,123,131

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$105,094	$234,301
Accrued and other liabilities	50,215	44,443
Derivative financial instruments	85,030	47,941
Operating lease current liabilities	24,505	20,721
Short-term notes payable and other borrowings	247,112	137,678
Current maturities of long-term debt	1,835	1,838
Total current liabilities	513,791	486,922
Long-term debt	493,571	495,243
Operating lease long-term liabilities	64,098	55,515
Other liabilities	25,484	24,385
Total liabilities	1,096,944	1,062,065

Commitments and contingencies (Note 12)

Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 62,333,327 and 62,100,555 shares issued, and 59,528,268 and 59,295,496 shares outstanding, respectively	62	62
Additional paid-in capital	1,107,771	1,110,151
Retained deficit	(265,345)	(142,417)
Accumulated other comprehensive loss	(33,366)	(26,591)
Treasury stock, 2,805,059 shares	(31,174)	(31,174)
Total Green Plains stockholders' equity	777,948	910,031
Noncontrolling interests	147,904	151,035
Total stockholders' equity	925,852	1,061,066
Total liabilities and stockholders' equity	$2,022,796	$2,123,131
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$857,632	$1,012,394	$1,690,581	$1,793,829

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	835,091	921,314	1,660,096	1,693,823
Operations and maintenance expenses	7,070	6,159	14,323	11,725
Selling, general and administrative expenses	33,325	30,113	65,170	60,976
Depreciation and amortization expenses	24,626	20,967	50,012	41,366
Total costs and expenses	900,112	978,553	1,789,601	1,807,890
Operating income (loss)	(42,480)	33,841	(99,020)	(14,061)

Other income (expense)
Interest income	2,771	806	5,936	877
Interest expense	(9,741)	(7,800)	(19,479)	(16,606)
Other, net	(161)	28,165	28	28,576
Total other income (expense)	(7,131)	21,171	(13,515)	12,847
Income (loss) before income taxes and income (loss) from equity method investees	(49,611)	55,012	(112,535)	(1,214)
Income tax benefit (expense)	1,019	(2,895)	(2,410)	(1,742)
Income (loss) from equity method investees	272	603	376	(196)
Net income (loss)	(48,320)	52,720	(114,569)	(3,152)
Net income attributable to noncontrolling interests	4,284	6,322	8,359	11,924
Net income (loss) attributable to Green Plains	$(52,604)	$46,398	$(122,928)	$(15,076)

Earnings per share
Net income (loss) attributable to Green Plains - basic	$(0.89)	$0.87	$(2.09)	$(0.28)
Net income (loss) attributable to Green Plains - diluted	$(0.89)	$0.73	$(2.09)	$(0.28)

Weighted average shares outstanding
Basic	58,874	53,033	58,714	52,960
Diluted	58,874	66,895	58,714	52,960
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(48,320)	$52,720	$(114,569)	$(3,152)
Other comprehensive income, net of tax
Unrealized gains (losses) on derivatives arising during the period, net of tax benefit (expense) of ($222), $3,579, $3,801 and $1,658, respectively	710	(10,535)	(12,078)	(5,149)
Reclassification of realized losses (gains) on derivatives, net of tax expense (benefit) of ($1,134), ($878), ($1,669) and ($177), respectively	3,602	2,515	5,303	550
Total other comprehensive income (loss), net of tax	4,312	(8,020)	(6,775)	(4,599)
Comprehensive income (loss)	(44,008)	44,700	(121,344)	(7,751)
Comprehensive income attributable to noncontrolling interests	4,284	6,322	8,359	11,924
Comprehensive income (loss) attributable to Green Plains	$(48,292)	$38,378	$(129,703)	$(19,675)
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(114,569)	$(3,152)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	50,012	41,366
Amortization of debt issuance costs and non-cash interest expense	1,525	2,450
Inventory lower of cost or net realizable value adjustment	9,545	—
Deferred income taxes	2,131	1,482
Stock-based compensation	6,677	4,257
Loss (income) from equity method investees	(376)	196
Other	1,472	1,128
Changes in operating assets and liabilities
Accounts receivable	(23,850)	(41,162)
Inventories	9,947	(47,202)
Derivative financial instruments	5,121	(33,020)
Prepaid expenses and other assets	(750)	(4,151)
Accounts payable and accrued liabilities	(115,919)	(25,463)
Current income tax expense (benefit)	1,299	(45)
Other	(698)	(3,325)
Net cash used in operating activities	(168,433)	(106,641)

Cash flows from investing activities
Purchases of property and equipment, net	(48,902)	(128,283)
Proceeds from the sale of marketable securities	—	99,917
Investment in equity method investees	(8,696)	(6,976)
Net cash used in investing activities	(57,598)	(35,342)

Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	45,000
Payments of principal on long-term debt	(2,420)	(1,204)
Proceeds from short-term borrowings	761,455	1,406,520
Payments on short-term borrowings	(652,740)	(1,271,026)
Payments of dividends and distributions	(11,802)	(11,251)
Payments of loan fees	(16)	(2,522)
Payments related to tax withholdings for stock-based compensation	(8,938)	(3,790)
Other financing activities	—	(1,424)
Net cash provided by financing activities	85,539	160,303

Net change in cash and cash equivalents, and restricted cash	(140,492)	18,320
Cash and cash equivalents, and restricted cash, beginning of period	500,276	560,959
Cash and cash equivalents, and restricted cash, end of period	$359,784	$579,279
Continued on the following page

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)
Continued from the previous page

	Six Months Ended June 30,
	2023	2022
Reconciliation of total cash and cash equivalents, and restricted cash
Cash and cash equivalents	$312,858	$508,151
Restricted cash	46,926	71,128
Total cash and cash equivalents, and restricted cash	$359,784	$579,279

Supplemental disclosures of cash flow
Cash paid for income taxes, net	$721	$305
Cash paid for interest	$17,717	$14,803
Capital expenditures in accounts payable	$5,979	$6,707
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
Consolidated Financial Statements
The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis. As of June 30, 2023, the company owns a 48.8% limited partner interest and a 2.0% general partner interest in Green Plains Partners LP. Public investors own the remaining 49.2% limited partner interest in the partnership. The company determined that the limited partners in the partnership with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact the partnership’s economic performance; therefore, the partnership is considered a variable interest entity. The company, through its ownership of the general partner interest in the partnership, has the power to direct the activities that most significantly affect economic performance and is obligated to absorb losses and has the right to receive benefits that could be significant to the partnership. Therefore, the company is considered the primary beneficiary and consolidates the partnership in the company’s financial statements. The assets of the partnership cannot be used by the company for general corporate purposes. The partnership’s consolidated total assets as of June 30, 2023 and December 31, 2022, excluding intercompany balances, are $113.4 million and $108.7 million, respectively, and primarily consist of cash and cash equivalents, property and equipment, operating lease right-of-use assets and goodwill. The partnership’s consolidated total liabilities as of June 30, 2023 and December 31, 2022, excluding intercompany balances, are $128.5 million and $119.5 million, respectively, which primarily consist of long-term debt as discussed in Note 7 – Debt and operating lease liabilities. The liabilities recognized as a result of consolidating the partnership do not represent additional claims on the company’s general assets.
On May 3, 2023, the company submitted a non-binding, preliminary proposal to the Board of Directors of Green Plains Holdings LLC, the general partner of Green Plains Partners LP, to acquire all of the publicly held common units of the partnership not already owned by the company. The conflicts committee of the Board of Directors of the general partner (the "Conflicts Committee") has been delegated the authority to evaluate and negotiate, the possible terms of a proposed transaction. Any transaction involving the company and the partnership is subject to the execution of a mutually satisfactory definitive agreement and approval of such definitive agreement and the transactions contemplated by the boards of directors of the company and the general partner, the Conflicts Committee, as well as the majority of the partnership's unitholders. There can be no assurance that the parties will reach an agreement on the terms of a transaction, that a definitive agreement will be executed or that a transaction will be approved or consummated.
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

Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The company bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances and regularly evaluates the appropriateness of its estimates and assumptions. Actual results could differ from those estimates. Certain accounting policies, including but not limited to those relating to impairment of goodwill, derivative financial instruments and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.
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
2.    REVENUE
Revenue by Source
The following tables disaggregate revenue by major source (in thousands):

	Three Months Ended June 30, 2023
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—	$—
Distillers grains	20,027	42	—	—	20,069
Renewable corn oil	—	—	—	—	—
Other	8,410	1,822	1,063	—	11,295
Intersegment revenues	—	—	1,526	(1,526)	—
Total revenues from contracts with customers	28,437	1,864	2,589	(1,526)	31,364
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	551,388	118,487	—	—	669,875
Distillers grains	101,533	11,410	—	—	112,943
Renewable corn oil	37,725	5	—	—	37,730
Other	7,656	(1,936)	—	—	5,720
Intersegment revenues	—	5,993	—	(5,993)	—
Total revenues from contracts accounted for as derivatives	698,302	133,959	—	(5,993)	826,268
Leasing revenues under ASC 842 (2)	—	—	17,934	(17,934)	—
Total Revenues	$726,739	$135,823	$20,523	$(25,453)	$857,632

	Six Months Ended June 30, 2023
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—	$—
Distillers grains	42,594	94	—	—	42,688
Renewable corn oil	—	—	—	—	—
Other	16,877	10,272	2,182	—	29,331
Intersegment revenues	—	—	3,309	(3,309)	—
Total revenues from contracts with customers	59,471	10,366	5,491	(3,309)	72,019
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	1,049,575	207,126	—	—	1,256,701
Distillers grains	215,901	22,721	—	—	238,622
Renewable corn oil	82,021	721	—	—	82,742
Other	15,265	25,232	—	—	40,497
Intersegment revenues	—	12,043	—	(12,043)	—
Total revenues from contracts accounted for as derivatives	1,362,762	267,843	—	(12,043)	1,618,562
Leasing revenues under ASC 842 (2)	—	—	35,807	(35,807)	—
Total Revenues	$1,422,233	$278,209	$41,298	$(51,159)	$1,690,581

	Three Months Ended June 30, 2022
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—	$—
Distillers grains	9,401	—	—	—	9,401
Renewable corn oil	—	—	—	—	—
Other	7,276	1,661	912	—	9,849
Intersegment revenues	—	234	2,053	(2,287)	—
Total revenues from contracts with customers	16,677	1,895	2,965	(2,287)	19,250
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	644,641	138,032	—	—	782,673
Distillers grains	143,435	8,173	—	—	151,608
Renewable corn oil	51,956	1,551	—	—	53,507
Other	4,457	899	—	—	5,356
Intersegment revenues	—	7,009	—	(7,009)	—
Total revenues from contracts accounted for as derivatives	844,489	155,664	—	(7,009)	993,144
Leasing revenues under ASC 842 (2)	—	—	16,689	(16,689)	—
Total Revenues	$861,166	$157,559	$19,654	$(25,985)	$1,012,394

	Six Months Ended June 30, 2022
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—	$—
Distillers grains	16,763	—	—	—	16,763
Renewable corn oil	—	—	—	—	—
Other	20,637	2,949	1,917	—	25,503
Intersegment revenues	—	234	3,938	(4,172)	—
Total revenues from contracts with customers	37,400	3,183	5,855	(4,172)	42,266
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	1,116,563	233,692	—	—	1,350,255
Distillers grains	241,947	23,299	—	—	265,246
Renewable corn oil	92,845	3,957	—	—	96,802
Other	9,964	29,296	—	—	39,260
Intersegment revenues	—	12,844	—	(12,844)	—
Total revenues from contracts accounted for as derivatives	1,461,319	303,088	—	(12,844)	1,751,563
Leasing revenues under ASC 842 (2)	—	—	32,899	(32,899)	—
Total Revenues	$1,498,719	$306,271	$38,754	$(49,915)	$1,793,829

(1)Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC 606.
(2)Leasing revenues do not represent revenues recognized from contracts with customers under ASC 606, and are accounted for under ASC 842, Leases.
Major Customers
Revenues from Customer A represented 15% and 14% of total revenues for the three and six months ended June 30, 2023, respectively, and revenues from Customer B represented 11% of total revenues for the three months ended June 30, 2023, recorded within the ethanol production segment. For the three and six months ended June 30, 2022, Customer A represented 14% and 12% of total revenues, respectively, and Customer C represented 12% and 10% of total revenues, respectively, recorded within the ethanol production segment.

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
There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$312,858	$—	$312,858
Restricted cash	46,926	—	46,926
Inventories carried at market	—	18,048	18,048
Derivative financial instruments - assets	—	15,523	15,523
Other assets	110	—	110
Total assets measured at fair value	$359,894	$33,571	$393,465

Liabilities
Accounts payable (1)	$—	$8,797	$8,797
Accrued and other liabilities (2)	—	4,048	4,048
Derivative financial instruments - liabilities	—	69,492	69,492
Other liabilities (2)	—	5,398	5,398
Total liabilities measured at fair value	$—	$87,735	$87,735

	Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$444,661	$—	$444,661
Restricted cash	55,615	—	55,615
Inventories carried at market	—	61,885	61,885
Derivative financial instruments - assets	—	16,420	16,420
Other assets	110	1	111
Total assets measured at fair value	$500,386	$78,306	$578,692

Liabilities
Accounts payable (1)	$—	$31,925	$31,925
Accrued and other liabilities (2)	—	1,909	1,909
Derivative financial instruments - liabilities	—	44,686	44,686
Other liabilities (2)	—	6,640	6,640
Total liabilities measured at fair value	$—	$85,160	$85,160
(1)Accounts payable is generally stated at historical amounts with the exception of $8.8 million and $31.9 million at June 30, 2023 and December 31, 2022, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.
(2)As of June 30, 2023 and December 31, 2022, respectively, accrued and other liabilities includes $4.0 million and $1.9 million and other liabilities includes $5.2 million and $6.6 million of consideration related to potential earn-out payments recorded at fair value.
As of June 30, 2023, the fair value of the company’s debt was approximately $772.3 million compared with a book value of $742.5 million. At December 31, 2022, the fair value of the company’s debt was approximately $654.5 million compared with a book value of $634.8 million. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair value of its accounts receivable approximated book value, which was $132.3 million and $108.6 million at June 30, 2023 and December 31, 2022, respectively.
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

The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Ethanol production
Revenues from external customers	$726,739	$861,166	$1,422,233	$1,498,719
Intersegment revenues	—	—	—	—
Total segment revenues	726,739	861,166	1,422,233	1,498,719
Agribusiness and energy services
Revenues from external customers	129,830	150,316	266,166	293,193
Intersegment revenues	5,993	7,243	12,043	13,078
Total segment revenues	135,823	157,559	278,209	306,271
Partnership
Revenues from external customers	1,063	912	2,182	1,917
Intersegment revenues	19,460	18,742	39,116	36,837
Total segment revenues	20,523	19,654	41,298	38,754
Revenues including intersegment activity	883,085	1,038,379	1,741,740	1,843,744
Intersegment eliminations	(25,453)	(25,985)	(51,159)	(49,915)
	$857,632	$1,012,394	$1,690,581	$1,793,829
Refer to Note 2 - Revenue, for further disaggregation of revenue by operating segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold
Ethanol production	$730,946	$804,821	$1,447,893	$1,466,381
Agribusiness and energy services	129,409	143,656	262,689	278,095
Intersegment eliminations	(25,264)	(27,163)	(50,486)	(50,653)
	$835,091	$921,314	$1,660,096	$1,693,823

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross margin
Ethanol production	$(4,207)	$56,345	$(25,660)	$32,338
Agribusiness and energy services	6,414	13,903	15,520	28,176
Partnership	20,523	19,654	41,298	38,754
Intersegment eliminations	(189)	1,178	(673)	738
	$22,541	$91,080	$30,485	$100,006

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating income (loss)
Ethanol production (1)	$(36,370)	$27,506	$(89,732)	$(23,652)
Agribusiness and energy services	2,173	10,281	6,299	20,689
Partnership	11,420	12,104	23,316	23,913
Intersegment eliminations	(189)	1,178	(673)	738
Corporate activities	(19,514)	(17,228)	(38,230)	(35,749)
	$(42,480)	$33,841	$(99,020)	$(14,061)

(1)Operating loss for ethanol production includes an inventory lower of cost or net realizable value adjustment of $9.5 million for the three and six months ended June 30, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation and amortization
Ethanol production	$22,425	$19,114	$45,363	$37,546
Agribusiness and energy services	536	470	1,349	934
Partnership	828	823	1,644	1,721
Corporate activities	837	560	1,656	1,165
	$24,626	$20,967	$50,012	$41,366
The following table sets forth total assets by operating segment (in thousands):

	June 30, 2023	December 31, 2022
Total assets (1)
Ethanol production	$1,171,302	$1,157,791
Agribusiness and energy services	541,763	489,083
Partnership	113,363	108,680
Corporate assets	208,478	386,437
Intersegment eliminations	(12,110)	(18,860)
	$2,022,796	$2,123,131
(1)Asset balances by segment exclude intercompany balances.
5.    INVENTORIES
Inventories are carried at the lower of cost or net realizable value, except fair-value hedged inventories. The company recorded a $9.5 million and $12.3 million lower of cost or net realizable value inventory adjustment associated with finished goods in cost of goods sold within the ethanol production segment as of June 30, 2023 and December 31, 2022, respectively.

The components of inventories are as follows (in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$112,173	$97,719
Commodities held for sale	18,048	61,885
Raw materials	57,477	55,983
Work-in-process	20,652	18,499
Supplies and parts	49,301	44,864
	$257,651	$278,950
6.    DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2023, the company’s consolidated balance sheet reflected unrealized losses of $33.4 million, net of tax, in accumulated other comprehensive loss. The company expects these items will be reclassified as operating income (loss) over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income (loss) will differ as commodity prices change.
Fair Values of Derivative Instruments
The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives' Fair Value				Liability Derivatives' Fair Value
	June 30, 2023		December 31, 2022		June 30, 2023		December 31, 2022
Derivative financial instruments - forwards	$15,523	(1)	$16,420	(2)	$69,492	(3)	$44,686	(4)
Other assets	—		1		—		—
Other liabilities	—		—		224		—
Total	$15,523		$16,421		$69,716		$44,686
(1)At June 30, 2023, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange-traded futures and options contracts of $29.1 million, which included $1.3 million of unrealized gains on derivative financial instruments designated as fair value hedging instruments, and the balance representing economic hedges.
(2)At December 31, 2022, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange-traded futures and options contracts of $3.4 million, which included $9.0 million of unrealized gains on derivative financial instruments designated as fair value hedging instruments, partially offset by $2.0 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments, and the balance representing economic hedges.
(3)At June 30, 2023, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange-traded futures and options contracts of $15.5 million, which included $12.8 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments, $0.9 million of unrealized losses on derivative financial instruments designated as fair value hedging instruments, and the balance representing economic hedges.
(4)At December 31, 2022, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange-traded futures and options contracts of $3.3 million, which included $0.6 million of net unrealized losses on derivative financial instruments designated as fair value hedging instruments and the balance representing economic hedges.
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

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$(1,518)	$(1,111)	$(1,518)	$(1,739)
Cost of goods sold	(3,218)	(2,282)	(5,454)	1,012
Net loss recognized in loss before income taxes	$(4,736)	$(3,393)	$(6,972)	$(727)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commodity contracts	$932	$(14,114)	$(15,879)	$(6,807)
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

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Exchange-traded futures and options	Revenues	$(3,269)	$2,714	$(11,145)	$(31)
Forwards	Revenues	3,967	6,880	4,626	4,267
Exchange-traded futures and options	Cost of goods sold	25,367	27,355	33,733	(40,208)
Forwards	Cost of goods sold	(32,713)	(37,458)	(32,287)	(18,297)
Net loss recognized in loss before income taxes		$(6,648)	$(509)	$(5,073)	$(54,269)

The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	June 30, 2023		December 31, 2022
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Inventories	$18,048	$(910)	$61,885	$(13,776)
Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Three Months Ended June 30,
	2023		2022
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange-traded futures reclassified from accumulated other comprehensive income into income	$(1,518)	$(3,218)	$(1,111)	$(2,282)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair-value hedged inventories	—	(1,063)	—	(8,550)
Exchange-traded futures designated as hedging instruments	—	1,247	—	12,533
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$(1,518)	$(3,034)	$(1,111)	$1,701

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Six Months Ended June 30,
	2023		2022
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange traded futures reclassified from accumulated other comprehensive income into income	$(1,518)	$(5,454)	$(1,739)	$1,012

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair-value hedged inventories	—	(10,420)	—	9,836
Exchange-traded futures designated as hedging instruments	—	11,925	—	(4,711)
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$(1,518)	$(3,949)	$(1,739)	$6,137
The notional volume of open commodity derivative positions as of June 30, 2023, are as follows (in thousands):

	Exchange-Traded (1)		Non-Exchange-Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	(41,940)				Bushels	Corn
Futures	21,375	(3)			Bushels	Corn
Futures	(1,115)	(4)			Bushels	Corn
Futures	(37,296)				Gallons	Ethanol
Futures	(60,900)	(3)			Gallons	Ethanol
Futures	235				MmBTU	Natural Gas
Futures	(4,590)	(4)			MmBTU	Natural Gas
Options	751				Bushels	Corn
Options	(821)				MmBTU	Natural Gas
Forwards			36,026	40	Bushels	Corn
Forwards			6,670	(275,213)	Gallons	Ethanol
Forwards			90	(302)	Tons	Distillers Grains
Forwards			—	(88,733)	Pounds	Renewable Corn Oil
Forwards			14,594	(1,320)	MmBTU	Natural Gas
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

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $0.4 million and $4.2 million for the three and six months ended June 30, 2023, respectively, and net gains of $0.4 million and $1.2 million for the three and six months ended June 30, 2022, respectively, on energy trading contracts.
7.    DEBT
The components of long-term debt are as follows (in thousands):

	June 30, 2023	December 31, 2022
Corporate
2.25% convertible notes due 2027 (1)	$230,000	$230,000
Green Plains SPE LLC
$125.0 million junior secured mezzanine notes due 2026 (2)	125,000	125,000
Green Plains Wood River and Green Plains Shenandoah
$75.0 million loan agreement (3)	73,875	74,625
Green Plains Partners
$60.0 million term loan (4)	57,469	58,969
Other	14,883	15,097
Total book value of long-term debt	501,227	503,691
Unamortized debt issuance costs	(5,821)	(6,610)
Less: current maturities of long-term debt	(1,835)	(1,838)
Total long-term debt	$493,571	$495,243
(1)Includes $4.6 million and $5.2 million of unamortized debt issuance costs as of June 30, 2023 and December 31, 2022, respectively.
(2)Includes $0.6 million and $0.7 million of unamortized debt issuance costs as of June 30, 2023 and December 31, 2022, respectively.
(3)Includes $0.3 million of unamortized debt issuance costs as of both June 30, 2023 and December 31, 2022.
(4)Includes $0.4 million of unamortized debt issuance costs as of both June 30, 2023 and December 31, 2022.
The components of short-term notes payable and other borrowings are as follows (in thousands):

	June 30, 2023	December 31, 2022
Green Plains Finance Company, Green Plains Grain and Green Plains Trade
$350.0 million revolver	$222,000	$115,000
Green Plains Commodity Management
$40.0 million hedge line	25,112	22,678
	$247,112	$137,678
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
The Junior Notes will mature on February 9, 2026 and are secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. The proceeds of the Junior Notes were used to construct high protein processing systems at the Green Plains Obion and Green Plains Mount Vernon facilities. The Junior Notes accrue interest at an annual rate of 11.75%. However, subject to the satisfaction of certain conditions, the Green Plains SPE LLC may elect to pay an amount in cash equal to interest accruing at a rate of 6.00% per annum plus an amount equal to interest accruing at a rate of 6.75% per annum to be paid in kind. The entire outstanding principal balance, plus any accrued and unpaid interest is due upon maturity. Green Plains SPE LLC is required to comply with certain financial covenants regarding minimum liquidity at Green Plains and a maximum aggregate loan to value. The Junior Notes can be retired or refinanced after 42 months with no prepayment premium. The Junior Notes have an unsecured parent guarantee from the company and have certain limitations on distributions, dividends or loans to the company unless there will not exist any event of default. At June 30, 2023, the interest rate on the Junior Notes was 11.75%.
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
The loan bears interest at a fixed rate of 5.02%, plus an interest rate premium of 1.5% until the loan is fully drawn. The remaining availability was drawn in the first quarter of 2022. Beginning in the second quarter of 2022, the interest rate premium may be adjusted quarterly from 0.00% to 1.50% based on the leverage ratio of total funded debt to EBITDA of Wood River and Shenandoah. Principal payments of $1.5 million per year began 24 months from the closing date. Prepayments are prohibited until September 2024. Financial covenants of the loan agreement include a minimum loan to value ratio of 50%, a minimum fixed charge coverage ratio of 1.25x, a total debt service reserve of six months of future principal and interest payments and a minimum working capital requirement at Green Plains of not less than $0.10 per gallon of nameplate capacity or $95.8 million. The loan is guaranteed by the company and has certain limitations on distributions, dividends or loans to Green Plains by Wood River and Shenandoah unless immediately after giving effect to such action, there will not exist any event of default. At June 30, 2023, the interest rate on the loan was 6.52%.
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
The Facility also includes customary events of default, including without limitation, failure to make required payments of principal or interest, material incorrect representations and warranties, breach of covenants, events of bankruptcy and other certain matters. The Facility is secured by the working capital assets of the Borrowers and is guaranteed by the company. At June 30, 2023, the interest rate on the Facility was 8.48%.
Green Plains Commodity Management has an uncommitted $40.0 million revolving credit facility to finance margins related to its hedging programs. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At June 30, 2023, the interest rate on the facility was 6.81%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of June 30, 2023.
Partnership Segment
Green Plains Partners has a term loan to fund working capital, capital expenditures and other general partnership purposes. The term loan has a maturity date of July 20, 2026. Interest on the term loan is based on 3-month SOFR plus 8.26%, and is payable on the 15th day of each March, June, September and December. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter beginning twelve months after the closing date. The partnership repurchased $1.0 million of the outstanding notes during the six months ended June 30, 2022. Prepayments totaling $1.5 million were made during the three and six months ended June 30, 2023.
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
Under the terms of the loan, the partnership has no restrictions on the amount of quarterly distribution payments, so long as (i) no default has occurred and is continuing, or would result from payment of the distribution, and (ii) the partnership and its subsidiaries are in compliance with its financial covenants and remain in compliance after payment of the distribution. The term loan is not guaranteed by the company. At June 30, 2023, the interest rate on the term loan was 13.52%.
On April 19, 2023, the term loan was amended to change the underlying floating interest rate to a SOFR-based rate from a LIBOR-based rate. The impact of the amendment was not material to interest expense.
Covenant Compliance
The company was in compliance with its debt covenants as of June 30, 2023.
Restricted Net Assets
At June 30, 2023, there were approximately $119.4 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.
8.    STOCK-BASED COMPENSATION
The company has an equity incentive plan which reserved a total of 5.7 million shares of common stock for issuance pursuant to the plan, of which 1.4 million shares remain available for issuance. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, performance share awards, and restricted and deferred stock unit awards, to be granted to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date, with no adjustments for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis.
Restricted Stock Awards and Deferred Stock Units
The restricted non-vested stock awards and deferred stock units activity for the six months ended June 30, 2023, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2022	813,033	$19.98
Granted	288,755	34.07
Forfeited	(27,672)	30.16
Vested	(455,305)	13.53
Non-Vested at June 30, 2023	618,811	$30.84	1.8
Performance Share Awards
On March 9, 2023, March 14, 2022, and February 18, 2021, the board of directors granted performance shares to be awarded in the form of common stock to certain participants of the plan. These performance shares vest based on the level of achievement of certain performance goals, including the incremental value achieved from the company's high-protein initiatives, annual production levels and return on investment (ROI). Performance shares granted in 2023, 2022 and 2021 do not contain market based factors requiring a Monte Carlo valuation model. The performance shares were granted at a target of 100%, but each performance share can be reduced or increased depending on results for the performance period. If the company achieves the maximum performance goals, the maximum amount of shares available to be issued pursuant to the 2023, 2022 and 2021 awards are 925,056 performance shares which represents approximately 223% of the 415,059 performance shares which remain outstanding. The actual number of performance shares that will ultimately vest is based on the actual performance targets achieved at the end of the performance period.
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
The non-vested performance share award activity for the six months ended June 30, 2023, is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2022	482,811	$18.22
Granted	200,294	27.74
Forfeited	(2,750)	29.47
Vested	(265,296)	6.21
Non-Vested at June 30, 2023	415,059	$30.42	1.8

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
The non-vested unit-based awards activity for the six months ended June 30, 2023, is as follows:

	Non-Vested Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2022	19,707	$12.18
Vested	(19,707)	12.18
Non-Vested at June 30, 2023	—	$—	0.0
Stock-Based and Unit Based Compensation Expense
Compensation costs for stock-based and unit-based payment plans were $3.8 million and $6.7 million for the three and six months ended June 30, 2023, respectively, and $2.4 million and $4.3 million for the three and six months ended June 30, 2022, respectively. At June 30, 2023, there was $21.8 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 1.8 years. The potential tax benefit related to stock-based payment is approximately 23.9% of these expenses.
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

The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
EPS - basic
Net income (loss) attributable to Green Plains	$(52,604)	$46,398	$(122,928)	$(15,076)
Weighted average shares outstanding - basic	58,874	53,033	58,714	52,960
EPS - basic	$(0.89)	$0.87	$(2.09)	$(0.28)

EPS - diluted
Net income (loss) attributable to Green Plains	$(52,604)	$46,398	$(122,928)	$(15,076)
Interest and amortization on convertible debt, net of tax effect
4.125% convertible notes due 2022	—	314	—	—
4.00% convertible notes due 2024	—	596	—	—
2.25% convertible notes due 2027	—	1,261	—	—
Net income (loss) attributable to Green Plains - diluted	$(52,604)	$48,569	$(122,928)	$(15,076)

Weighted average shares outstanding - basic	58,874	53,033	58,714	52,960
Effect of dilutive convertible debt
4.125% convertible notes due 2022	—	1,226	—	—
4.00% convertible notes due 2024	—	4,106	—	—
2.25% convertible notes due 2027	—	7,273	—	—
Effect of dilutive warrants	—	757	—	—
Effect of dilutive stock-based compensation awards	—	500	—	—
Weighted average shares outstanding - diluted	$58,874	$66,895	$58,714	$52,960

EPS - diluted	$(0.89)	$0.73	$(2.09)	$(0.28)

Anti-dilutive weighted-average convertible debt, warrants and stock-based compensation (1)	8,459	—	8,528	13,853
(1)For the three and six months ended June 30, 2023, the effects related to the company’s 2.25% convertible notes due in 2027, warrants and certain stock-based compensation awards have been excluded from diluted EPS as the inclusion of these shares would have been anti-dilutive. For the six months ended June 30, 2022, the effects related to the company's 4.125% convertible notes due in 2022, 4.00% convertible notes due in 2024, 2.25% convertible notes due in 2027, warrants and certain stock-based compensation awards were excluded from diluted EPS as the inclusion of these shares would have been anti-dilutive.
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

Components of stockholders’ equity for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2022	62,101	$62	$1,110,151	$(142,417)	$(26,591)	2,805	$(31,174)	$910,031	$151,035	$1,061,066
Net loss	—	—	—	(70,324)	—	—	—	(70,324)	4,075	(66,249)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(5,305)	(5,305)
Other comprehensive loss before reclassification	—	—	—	—	(12,788)	—	—	(12,788)	—	(12,788)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	1,701	—	—	1,701	—	1,701
Other comprehensive loss, net of tax	—	—	—	—	(11,087)	—	—	(11,087)	—	(11,087)
Investment in subsidiaries	—	—	—	—	—	—	—	—	185	185
Stock-based compensation	217	—	(5,632)	—	—	—	—	(5,632)	59	(5,573)
Balance, March 31, 2023	62,318	62	1,104,519	(212,741)	(37,678)	2,805	(31,174)	822,988	150,049	973,037
Net loss	—	—	—	(52,604)	—	—	—	(52,604)	4,284	(48,320)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(6,497)	(6,497)
Other comprehensive loss before reclassification	—	—	—	—	710	—	—	710	—	710
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	3,602	—	—	3,602	—	3,602
Other comprehensive income, net of tax	—	—	—	—	4,312	—	—	4,312	—	4,312
Investment in subsidiaries	—	—	—	—	—	—	—	—	8	8
Stock-based compensation	15	—	3,252	—	—	—	—	3,252	60	3,312
Balance, June 30, 2023	62,333	$62	$1,107,771	$(265,345)	$(33,366)	2,805	$(31,174)	$777,948	$147,904	$925,852

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2021	61,840	$62	$1,069,573	$(15,199)	$(12,310)	8,244	$(91,626)	$950,500	$151,519	$1,102,019
Net income (loss)	—	—	—	(61,474)	—	—	—	(61,474)	5,602	(55,872)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(5,122)	(5,122)
Other comprehensive income (loss) before reclassification	—	—	—	—	5,386	—	—	5,386	—	5,386
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	(1,965)	—	—	(1,965)	—	(1,965)
Other comprehensive income, net of tax	—	—	—	—	3,421	—	—	3,421	—	3,421
Investment in subsidiaries	—	—	—	—	—	—	—	—	24	24
Stock-based compensation	226	—	(1,922)	—	—	—	—	(1,922)	59	(1,863)
Balance, March 31, 2022	62,066	62	1,067,651	(76,673)	(8,889)	8,244	(91,626)	890,525	152,082	1,042,607
Net income	—	—	—	46,398	—	—	—	46,398	6,322	52,720
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(8,098)	(8,098)
Other comprehensive income (loss) before reclassification	—	—	—	—	(10,535)	—	—	(10,535)	—	(10,535)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	2,515	—	—	2,515	—	2,515
Other comprehensive loss, net of tax	—	—	—	—	(8,020)	—	—	(8,020)	—	(8,020)
Investment in subsidiaries	—	—	—	—	—	—	—	—	190	190
Stock-based compensation	21	—	2,270	—	—	—	—	2,270	60	2,330
Balance, June 30, 2022	62,087	$62	$1,069,921	$(30,275)	$(16,909)	8,244	$(91,626)	$931,173	$150,556	$1,081,729
Amounts reclassified from accumulated other comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Statements of Operations Classification
	2023	2022	2023	2022
Gains (losses) on cash flow hedges
Commodity derivatives	$(1,518)	$(1,111)	$(1,518)	$(1,739)	(1)
Commodity derivatives	(3,218)	(2,282)	(5,454)	1,012	(2)
Total losses on cash flow hedges	(4,736)	(3,393)	(6,972)	(727)	(3)
Income tax benefit	1,134	878	1,669	177	(4)
Amounts reclassified from accumulated other comprehensive loss	$(3,602)	$(2,515)	$(5,303)	$(550)
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
The company recorded income tax benefit of $1.0 million for the three months ended June 30, 2023, compared with income tax expense of $2.9 million for the same period in 2022. The increase in the amount of tax benefit recorded for the three months ended June 30, 2023 was primarily due to a decrease in the valuation allowance recorded against deferred tax assets related to gains (losses) on derivatives.
The effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.
12.    COMMITMENTS AND CONTINGENCIES
Lease Expense
The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to approximately 14.4 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.
The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease expense
Operating lease expense	$6,843	$5,390	$13,589	$10,388
Variable lease expense (benefit) (1)	(176)	226	(307)	405
Total lease expense	$6,667	$5,616	$13,282	$10,793
(1)Represents amounts incurred in excess of the minimum payments required for a certain building lease and for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,642	$5,029	$12,839	$9,874

Right-of-use assets obtained in exchange for lease obligations
Operating leases	6,798	7,013	23,456	11,723

Supplemental balance sheet information related to operating leases is as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term	4.7 years	4.9 years

Weighted average discount rate	4.88%	4.32%
Aggregate minimum lease payments under the operating lease agreements for the remainder of 2023 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2023	$14,558
2024	26,469
2025	21,894
2026	14,297
2027	10,605
Thereafter	12,471
Total	100,294
Less: Present value discount	(11,691)
Lease liabilities	$88,603
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
Commodities, Storage and Transportation
As of June 30, 2023, the company had contracted future purchases of grain, ethanol, distillers grains, and natural gas valued at approximately $335.2 million and future commitments for storage and transportation valued at approximately $26.8 million.
Legal
The company is currently involved in litigation that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.
13.    SUBSEQUENT EVENT
On July 25, 2023, Green Plains Atkinson LLC, a wholly owned subsidiary of the company, entered into an asset purchase agreement to sell the plant located in Atkinson, Nebraska (the “Atkinson Transaction”). Correspondingly, we entered into a separate asset purchase agreement with the Partnership to acquire the storage assets and assign the rail transportation assets to be disposed of in the Atkinson Transaction. The Atkinson Transaction is expected to close in the next 30 days. The assets to be divested are currently reported within the company’s ethanol production, agribusiness and energy services and partnership segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in this report together with our annual report on Form 10-K for the year ended December 31, 2022.
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
Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A, “Risk Factors” in this report, or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to a number of economic conditions, including: competition in the ethanol industry and other industries in which we operate; commodity market risks, including those that may result from weather conditions; financial market risks; counterparty risks; risks associated with changes to government policy or regulation, including changes to tax laws; risks related to acquisition and disposition activities and achieving anticipated results; risks associated with merchant trading; risks related to our equity method investees; disruption caused by health epidemics, such as the COVID-19 outbreak; and other factors detailed in reports filed with the SEC. Additional risks related to Green Plains Partners LP include compliance with commercial contractual obligations, potential tax consequences related to our investment in the partnership and risks disclosed in the partnership’s SEC filings associated with the operation of the partnership as a separate, publicly traded entity.
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
Overview
Green Plains is an Iowa corporation, founded in June 2004 as a producer of low-carbon fuels and has grown to be a leading biorefining company maximizing the potential of existing resources through fermentation and patented agribusiness technologies. We continue the transition from a commodity-processing business to a value-added agricultural technology company creating sustainable, high-value ingredients from existing resources. To that end, we are currently executing on a number of initiatives to allow for product diversification, new market opportunities and production of additional value-added low-carbon ingredients, such as Ultra-High Protein, dextrose, renewable corn oil and more.
We are developing and implementing proven agricultural, food and industrial biotechnology systems that allow for product diversification and new market opportunities, rapidly expanding installation and production across our facilities, and offering these technologies to the broader biofuels industry.
Green Plains Partners LP, a master limited partnership, is our primary downstream storage and logistics provider since its assets are the principal method of storing and delivering the ethanol we produce. As of June 30, 2023, we own a 48.8% limited partner interest, a 2.0% general partner interest and all of the partnership’s incentive distribution rights. The public owns the remaining 49.2% limited partner interest. The partnership is consolidated in our financial statements, and we record a noncontrolling interest for the economic interest in the partnership held by the public common unitholders.

We group our business activities into the following three operating segments to manage performance:
•Ethanol Production. Our ethanol production segment includes the production of ethanol, distillers grains, Ultra-High Protein and renewable corn oil at eleven ethanol plants in Illinois, Indiana, Iowa, Minnesota, Nebraska and Tennessee. At capacity, our facilities are capable of processing approximately 330 million bushels of corn per year and producing approximately 958 million gallons of ethanol, 2.4 million tons of distillers grains and Ultra-High Protein, and 310 million pounds of renewable corn oil, a low-carbon feedstock for biodiesel and renewable diesel. We are one of the largest ethanol producers in North America.
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
•Partnership. Our master limited partnership provides fuel storage and transportation services through owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership’s assets include 27 ethanol storage facilities, two fuel terminal facilities and approximately 2,360 leased railcars.
We have installed and are operating FQT MSC™ technology at five of our biorefineries. Through our value-added ingredients initiative, we produce Ultra-High Protein, a feed ingredient with protein concentrations of 50% or greater and yeast concentrations of 25%, increase production of renewable corn oil and produce other higher value products, such as post-MSC™ distillers grains.
We began pilot scale batch operations at the FQT CST™ production facility at our Innovation Center at York in the second quarter of 2021, which allows for the production of both food and industrial grade low-carbon glucose and dextrose to target applications in food production, renewable chemicals and synthetic biology. In September 2022, we broke ground at our biorefinery in Shenandoah, Iowa, as the first location to deploy FQT CST™ at commercial scale. We also anticipate modifying additional biorefineries to include FQT CST™ production capabilities to meet anticipated future customer demands.
Additionally, we have taken advantage of opportunities to divest certain assets to reallocate capital toward our current growth initiatives. We are focused on generating stable and growing operating margins through our business segments and risk management strategy.
Eight biorefineries have committed to carbon capture and sequestration through carbon pipeline transport, five with Summit Carbon Solutions and three with another provider, which will lower GHG emissions through the capture of carbon dioxide at each of these biorefineries, significantly lowering their CI. The anticipated completion for these projects is in 2025. In addition, we are exploring innovative options for carbon use at Madison and Obion, such as synthetic methane production, with global partners, and intend to sequester the carbon from fermentation at Mount Vernon as well. Reducing the CI of our fuel ethanol could allow us to benefit from state and federal clean fuel programs, including LCFS and federal tax credits under the Inflation Reduction Act, and could position our low-carbon ethanol as a potential feedstock for ATJ pathways to produce SAF.
Our profitability is highly dependent on commodity prices, particularly for ethanol, distillers grains, Ultra-High Protein, renewable corn oil, soybean meal, corn, and natural gas. Since market price fluctuations of these commodities are not always correlated, our operations may be unprofitable at times. We use a variety of risk management tools and hedging strategies to monitor price risk exposure at our ethanol plants and lock in favorable margins or reduce production when margins are compressed. Our profitability could be significantly impacted by price movements of the aforementioned commodities.
Recent Developments
On May 3, 2023, the company submitted a non-binding, preliminary proposal to the Board of Directors of Green Plains Holdings LLC, the general partner of Green Plains Partners LP, to acquire all of the publicly held common units of the partnership not already owned by the company. The conflicts committee of the Board of Directors of the general partner (the "Conflicts Committee") has been delegated the authority to evaluate and is negotiate, the possible terms of a proposed transaction. Any transaction involving the company and the partnership is subject to the execution of a mutually satisfactory definitive agreement and approval of such definitive agreement and the transactions contemplated by the boards of directors of the company and the general partner, the Conflicts Committee, as well as the majority of the partnership's unitholders. There can be no assurance that the parties will reach an agreement on the terms of a transaction, that a definitive agreement will be executed or that a transaction will be approved or consummated.
On April 17, 2023, during routine maintenance on a whole stillage tank, we experienced an explosion at our Wood River, Nebraska facility. We have been working with various regulatory agencies, state and local authorities, and our insurance providers to evaluate the financial impact of the incident. We estimate there was a loss during the second quarter of 2023 of $15 million to $20 million related to this incident, which we anticipate insurance proceeds will partially offset in future quarters.
On July 25, 2023, Green Plains Atkinson LLC, a wholly owned subsidiary of the company, entered into an asset purchase agreement to sell the plant located in Atkinson, Nebraska (the “Atkinson Transaction”). Correspondingly, we entered into a separate asset purchase agreement with the Partnership to acquire the storage assets and assign the rail transportation assets to be disposed of in the Atkinson Transaction. The Atkinson Transaction is expected to close in the next 30 days. The assets to be divested are currently reported within our ethanol production, agribusiness and energy services and partnership segments.
Results of Operations
During the second quarter of 2023, we experienced plant down time as a result of planned and unplanned occurrences at multiple plants along with the explosion at our Wood River facility. We maintained an average utilization rate of approximately 81.5% of capacity, resulting in ethanol production of 194.7 mmg for the second quarter of 2023, compared with 231.4 mmg, or 96.9% of capacity, for the same quarter last year. Our operating strategy is to transform our company to a value-add agricultural technology company. Depending on the margin environment, we may exercise operational discretion that results in reductions in production volumes. It is possible that throughput volumes could be below our minimum volume commitments made to the partnership in the future, depending on various factors that drive each biorefinery's variable contribution margin, including future driving and gasoline demand for the industry, demand for valuable coproducts we produce, and the supply and pricing of renewable feedstocks needed to operate our biorefineries. We are currently producing Ultra-High Protein at five locations, and we are deploying the FQT MSC™ technology at select additional locations across our platform to help meet growing global demand for protein feed ingredients and low-carbon renewable corn oil.
U.S. Ethanol Supply and Demand
According to the EIA, domestic ethanol production averaged 1.01 million barrels per day during the second quarter of 2023, which was consistent with the same quarter last year. Refiner and blender input volume was 905 thousand barrels per day for the second quarter of 2023, compared with 898 thousand barrels per day for the same quarter last year. Gasoline demand increased 0.3 million barrels per day, or 3.5% during the second quarter of 2023 compared to the prior year. U.S. domestic ethanol ending stocks decreased by approximately 0.4 million barrels compared to the prior year, or 1.8%, to 22.3 million barrels as of June 30, 2023. As of this filing, according to Prime the Pump, there were approximately 3,159 retail stations selling E15 year-round in 31 states, and approximately 386 suppliers at 113 pipeline terminal locations now offer E15 to wholesale customers.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through May 31, 2023, were approximately 593 mmg, down from the 726 mmg for the same period of 2022. Canada was the largest export destination for U.S. ethanol accounting for 41% of domestic ethanol export volume, driven in part by their national clean fuel standard. The Netherlands, the United Kingdom, South Korea, and India accounted for 10%, 10%, 8% and 8%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.3 to 1.5 billion gallons in 2023, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce GHG emissions through low-carbon fuel programs and eliminate MTBE from their own fuel supplies. Fluctuations in currencies relative to the U.S. dollar could impact the U.S. ethanol competitiveness in the global market.
Legislation and Regulation
We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other products we handle. Over the years, various bills and amendments have been proposed in the House and Senate, which would eliminate the RFS entirely, eliminate the corn based ethanol portion of the mandate, lower the price of RINs and make it more difficult to sell fuel blends with higher levels of ethanol. Bills have also been introduced to require higher levels of octane blending, allow for year-round sales of higher blends of ethanol and require car manufacturers to produce vehicles that can operate on higher ethanol blends. We believe it is unlikely that any of these bills will become law in the current Congress. In addition, the manner in which the EPA administers the RFS and related regulations can have a significant impact on the actual amount of ethanol and other biofuels blended into the domestic fuel supply.
Federal mandates and state-level clean fuel standards supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying the fuel supply, supporting agricultural production and reducing the country’s dependence on foreign oil. Consumer acceptance of FFVs and higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in the U.S. light duty surface transportation fleet market share. In addition, expansion of clean fuel standards in other states and countries, or a national LCFS could increase the demand for ethanol, depending on how they are structured. Incentives for automakers to produce FFVs phased out in 2020, and the EPA's recently proposed Corporate Average Fuel Economy (CAFE) standards further incentivize EV production, with the administration's stated goal of having two-thirds of vehicles sold in 2032 be EVs. Sales of EVs in the U.S. were close to 300,000 vehicles during the second quarter of 2023, which represented approximately 7.2% of new vehicles sales. Transition of the light duty surface transportation fleet from internal combustion engines to EVs could decrease the demand for ethanol.
The Inflation Reduction Act of 2022, which was signed into law on August 16, 2022, is a sweeping policy that could have many potential impacts on our business which we are continuing to evaluate. The legislation (1) created a new Clean Fuel Production Credit of $0.02 per gallon per CI point reduction for any fuel below a 50 CI threshold from 2025 to 2027, section 45Z of the Internal Revenue Code, which could impact our fuel ethanol, depending on the level of GHG reduction for each gallon; (2) created a new tax credit for SAF of $1.25 to $1.75 per gallon for 2023 and 2024, depending on the GHG reduction for each gallon, that could possibly involve some of our low carbon ethanol through an ATJ pathway, depending on the life cycle analysis model being used (this credit expires after 2024 and shifts to the 45Z Clean Fuel Production Credit, where it qualifies for up to $0.035 per gallon per CI point reduction below a 50 CI threshold); (3) expanded the carbon capture and sequestration credit, section 45Q of the Internal Revenue Code, to $85 for each metric ton of carbon dioxide sequestered, which could impact our carbon capture strategies, though it cannot be claimed in conjunction with the 45Z Clean Fuel Production Credit, which could prove to be more valuable; (4) extended the $1.00 per gallon biomass-based diesel tax credit through 2024, which could impact our renewable corn oil values, as this co-product serves as a low-carbon feedstock for renewable diesel and bio diesel production (this credit expires after 2024 and shifts to the 45Z Clean Fuel Production credit, where all non-SAF fuels qualify for $0.02 per gallon for each point of CI reduction under the 50 CI threshold); (5) funded $500 million of biofuel blending infrastructure, which could impact the availability of higher level ethanol blended fuel; (6) increased funding for climate smart agriculture and working lands conservation programs for farmers by $20 billion; and (7) provided credits for the production and purchase of electric vehicles, which could impact the amount of internal combustion engines built and sold longer term, and by extension impact the demand for liquid fuels including ethanol. There are numerous additional clean energy credits included in this law, including investment tax credits for construction of clean energy infrastructure, that could impact us and our overall competitiveness. Regulatory rulemaking for the administration of these programs is underway, and the final regulations could impact many aspects of our business.
The RFS sets a floor for biofuels use in the United States. On June 21, 2023, the EPA finalized RVOs for 2023, 2024 and 2025, setting the implied conventional ethanol levels at 15.25 billion gallons for 2023, and 15 billion for 2024 and 2025, inclusive of 250 million gallons of supplemental volume in 2023 to reflect a court-ordered remand of a previously lowered RVO. The EPA also proposed a modest increase in biomass based diesel volumes over the three years, setting the volumes at 2.82 billion for 2023, 3.04 billion for 2024 and 3.35 billion for 2025. The EPA also indicated that corn kernel fiber would contribute to the cellulosic volumes finalized, and could move to approve registrations that have been languishing for years at the agency. The EPA also removed a proposed e-RIN program from the final rule, but indicated they may move forward with it in a separate rulemaking.
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
As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for an SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant them a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for the 2016, 2017 and 2018 reporting years than it had in prior years, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly. In the waning days of the previous administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the previous administration, erasing a total 4.3 billion gallons of blending requirements. Under the current administration, the EPA reversed the three SREs issued in the final weeks of the previous administration, and in conjunction with the RVO rulemaking for 2020, 2021, and 2022, denied all pending SREs; however, the EPA allowed for so-called "alternative compliance" for these refineries, which in practice waived their blending obligations for those years. The EPA has reiterated its stance on denying all SRE applications in the final 2023, 2024 and 2025 RVO rulemaking, and there are multiple on-going legal challenges to how it has handled SREs and RFS rulemakings.
The One-Pound Waiver, which was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer, was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 is uncertain. The Supreme Court declined to hear a challenge to this ruling. On April 12, 2022, the President announced that he had directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the summer months, and that the temporary waiver should be extended as long as the gasoline supply emergency lasts. On April 28, 2023, the administration announced emergency waivers for the 2023 summer driving season of June 1 to September 15. The EPA has also indicated it will undertake rulemaking to allow for the elimination of the One-Pound Waiver for E10 in several Midwestern states in time for the 2024 summer driving season, which would have the practical effect of allowing for E15 to be sold year round in the following states: Illinois, Iowa, Minnesota, Missouri, Nebraska, Ohio, South Dakota and Wisconsin.
In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment for dispensing higher blends of ethanol and biodiesel. In December 2021, the USDA announced it would administer another infrastructure grant program. The Inflation Reduction Act, signed into law in 2022, provided for an additional $500 million in USDA grants for biofuel infrastructure. On June 26, 2023, the USDA announced the initial $50 million in awards, and laid out a process for distributing the remaining $450 million, with $90 million being made available each quarter.
To respond to COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the CARES Act in March 2020, which created and funded multiple programs that have impacted our industry. The CARES Act also allowed for certain net operating loss carrybacks, which has allowed us to receive certain tax refunds. In December 2020, Congress passed and the then President signed into law an annual spending package coupled with another COVID relief bill which included additional funds for the Secretary of Agriculture to distribute to those impacted by the pandemic. The language of the bill specifically included biofuels producers as eligible for some of this aid, and in May 2022, the USDA distributed funds to us in the amount of $27.7 million pursuant to this bill.
Environmental and Other Regulation
Our operations are subject to environmental regulations, including those that govern the handling and release of ethanol, crude oil and other liquid hydrocarbon materials. Compliance with existing and anticipated environmental laws and regulations may increase our overall cost of doing business, including capital costs to construct, maintain, operate and upgrade equipment and facilities. Our business may also be impacted by government policies, such as tariffs, duties, subsidies, import and export restrictions and outright embargos. We employ maintenance and operations personnel at each of our facilities, which are regulated by the Occupational Safety and Health Administration.

The U.S. ethanol industry relies heavily on tank cars to deliver its product to market. In 2015, the DOT finalized the Enhanced Tank Car Standard and Operational Controls for High-Hazard and Flammable Trains, or DOT specification 117, which established a schedule to retrofit or replace older tank cars that carry crude oil and ethanol, braking standards intended to reduce the severity of accidents and new operational protocols. The rule has increased the lease costs for railcars in the short term and may increase the lease costs long term, which will in turn result in an increase in the fees our partnership charges for railcar capacity. The deadline for compliance with DOT specification 117 was May 1, 2023. Our partnership's fleet was DOT 117 compliant by the deadline.
Comparability
There are various events that could affect comparability of our operating results, including decreased production rates in 2023 from 2022.
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
When we evaluate segment performance, we review the following segment information as well as earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, and adjusted EBITDA.

The selected operating segment financial information is as follows (in thousands):

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2023	2022		2023	2022
Revenues
Ethanol production
Revenues from external customers	$726,739	$861,166	(15.6)%	$1,422,233	$1,498,719	(5.1)%
Intersegment revenues	—	—	—	—	—	—
Total segment revenues	726,739	861,166	(15.6)	1,422,233	1,498,719	(5.1)
Agribusiness and energy services
Revenues from external customers	129,830	150,316	(13.6)	266,166	293,193	(9.2)
Intersegment revenues	5,993	7,243	(17.3)	12,043	13,078	(7.9)
Total segment revenues	135,823	157,559	(13.8)	278,209	306,271	(9.2)
Partnership
Revenues from external customers	1,063	912	16.6	2,182	1,917	13.8
Intersegment revenues	19,460	18,742	3.8	39,116	36,837	6.2
Total segment revenues	20,523	19,654	4.4	41,298	38,754	6.6
Revenues including intersegment activity	883,085	1,038,379	(15.0)	1,741,740	1,843,744	(5.5)
Intersegment eliminations	(25,453)	(25,985)	(2.0)	(51,159)	(49,915)	2.5
	$857,632	$1,012,394	(15.3)%	$1,690,581	$1,793,829	(5.8)%

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2023	2022		2023	2022
Cost of goods sold
Ethanol production	$730,946	$804,821	(9.2)%	$1,447,893	$1,466,381	(1.3)%
Agribusiness and energy services	129,409	143,656	(9.9)	262,689	278,095	(5.5)
Intersegment eliminations	(25,264)	(27,163)	(7.0)	(50,486)	(50,653)	(0.3)
	$835,091	$921,314	(9.4)%	$1,660,096	$1,693,823	(2.0)%

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2023	2022		2023	2022
Gross margin
Ethanol production	$(4,207)	$56,345	(107.5)%	$(25,660)	$32,338	(179.3)%
Agribusiness and energy services	6,414	13,903	(53.9)	15,520	28,176	(44.9)
Partnership	20,523	19,654	4.4	41,298	38,754	6.6
Intersegment eliminations	(189)	1,178	(116.0)	(673)	738	(191.2)
	$22,541	$91,080	(75.3)%	$30,485	$100,006	(69.5)%

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2023	2022		2023	2022
Operating income (loss)
Ethanol production (1)	$(36,370)	$27,506	(232.2)%	$(89,732)	$(23,652)	279.4%
Agribusiness and energy services	2,173	10,281	(78.9)	6,299	20,689	(69.6)
Partnership	11,420	12,104	(5.7)	23,316	23,913	(2.5)
Intersegment eliminations	(189)	1,178	(116.0)	(673)	738	(191.2)
Corporate activities	(19,514)	(17,228)	13.3	(38,230)	(35,749)	6.9
	$(42,480)	$33,841	(225.5)%	$(99,020)	$(14,061)	*
(1)Operating loss for ethanol production includes an inventory lower of cost or net realizable value adjustment of $9.5 million for the three and six months ended June 30, 2023.

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2023	2022		2023	2022
Depreciation and amortization
Ethanol production	$22,425	$19,114	17.3%	$45,363	$37,546	20.8%
Agribusiness and energy services	536	470	14.0	1,349	934	44.4
Partnership	828	823	0.6	1,644	1,721	(4.5)
Corporate activities	837	560	49.5	1,656	1,165	42.1
	$24,626	$20,967	17.5%	$50,012	$41,366	20.9%
* Percentage variance not considered meaningful.
We use EBITDA, adjusted EBITDA, and segment EBITDA as measures of profitability to compare the financial performance of our reportable segments and manage those segments. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs. Adjusted EBITDA includes adjustments related to other income associated with the USDA COVID-19 relief grant, and our proportional share of EBITDA adjustments of our equity method investees. We believe EBITDA, adjusted EBITDA and segment EBITDA are useful measures to compare our performance against other companies. These measures should not be considered an alternative to, or more meaningful than, net income, which is prepared in accordance with GAAP. EBITDA, adjusted EBITDA, and segment EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA, adjusted EBITDA, and segment EBITDA may not be comparable with a similarly titled measure of other companies.
The following table reconciles net loss including noncontrolling interest to adjusted EBITDA (in thousands):

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2023	2022		2023	2022
Net loss	$(48,320)	$52,720	(191.7)%	$(114,569)	$(3,152)	*
Interest expense	9,741	7,800	24.9	19,479	16,606	17.3
Income tax expense (benefit)	(1,019)	2,895	(135.2)	2,410	1,742	38.3
Depreciation and amortization (1)	24,626	20,967	17.5	50,012	41,366	20.9
EBITDA	(14,972)	84,382	(117.7)	(42,668)	56,562	(175.4)
Other income (2)	—	(27,712)	*	—	(27,712)	*
Proportional share of EBITDA adjustments to equity method investees	45	45	—	90	90	—
Adjusted EBITDA	$(14,927)	$56,715	(126.3)%	$(42,578)	$28,940	(247.1)%

(1)Excludes amortization of operating lease right-of-use assets and amortization of debt issuance costs.
(2)Other income for the three and six months ended June 30, 2022 includes a grant received from the USDA related to the Biofuel Producer Program of $27.7 million.
The following table reconciles segment EBITDA to consolidated adjusted EBITDA (in thousands):

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2023	2022		2023	2022
Adjusted EBITDA
Ethanol production (1)	$(13,749)	$74,680	(118.4)%	$(44,016)	$41,954	(204.9)%
Agribusiness and energy services	2,871	10,750	(73.3)	8,098	21,473	(62.3)
Partnership	12,797	13,123	(2.5)	25,744	26,005	(1.0)
Intersegment eliminations	(189)	1,657	(111.4)	(673)	738	(191.2)
Corporate activities	(16,702)	(15,828)	5.5	(31,821)	(33,608)	(5.3)
EBITDA	(14,972)	84,382	(117.7)	(42,668)	56,562	(175.4)
Other income (2)	—	(27,712)	*	—	(27,712)	*
Proportional share of EBITDA adjustments to equity method investees	45	45	—	90	90	—
	$(14,927)	$56,715	(126.3)%	$(42,578)	$28,940	(247.1)%

(1)Ethanol production includes an inventory lower of cost or net realizable value adjustment of $9.5 million for the three and six months ended June 30, 2023.
(2)Other income for the three and six months ended June 30, 2022 includes a grant received from the USDA related to the Biofuel Producer Program of $27.7 million.
* Percentage variance not considered meaningful.
Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
Consolidated Results
Consolidated revenues decreased $154.8 million for the three months ended June 30, 2023 compared with the same period in 2022 primarily due to lower volumes sold on ethanol, distillers grains, and renewable corn oil, as well as lower weighted average selling prices on distillers grains and renewable corn oil, offset by higher weighted average selling prices on ethanol within our ethanol production segment as described below. Revenues were also lower within our agribusiness and energy services segment as a result of decreased trading volumes.
Net loss increased $101.0 million for the three months ended June 30, 2023 compared with the same period last year primarily due to decreased volumes and margins in our ethanol production segment, lower trading volumes and margins in our agribusiness and energy services segment, and the $27.7 million USDA COVID-19 relief grant received in the second quarter of 2022. Adjusted EBITDA decreased $71.6 million for the three months ended June 30, 2023 compared with the same period last year primarily due to decreased volumes and margins in our ethanol production segment and lower trading volumes and margins in our agribusiness and energy services segment. Interest expense increased $1.9 million for the three months ended June 30, 2023 compared with the same period in 2022 primarily due to reduced capitalized interest as certain projects have been completed. Income tax benefit was $1.0 million for the three months ended June 30, 2023 compared with income tax expense of $2.9 million for the same period in 2022 primarily due to a decrease in the valuation allowance recorded against certain deferred tax assets for the three months ended June 30, 2023.
The following discussion provides greater detail about our second quarter segment performance.

Ethanol Production Segment
Key operating data for our ethanol production segment is as follows:

	Three Months Ended June 30,
	2023	2022	% Variance

Ethanol sold
(thousands of gallons)	194,753	231,413	(15.8)%
Distillers grains sold
(thousands of equivalent dried tons)	458	576	(20.5)
Ultra-High Protein sold
(thousands of tons)	44	17	158.8
Renewable corn oil sold
(thousands of pounds)	64,689	72,232	(10.4)
Corn consumed
(thousands of bushels)	67,336	80,218	(16.1)%
Revenues in our ethanol production segment decreased $134.4 million for the three months ended June 30, 2023 compared with the same period in 2022, primarily due to lower ethanol, distillers grains and renewable corn oil volumes sold resulting in decreased revenues of $101.2 million, $22.7 million and $5.4 million, respectively, as well as lower weighted average selling prices on distillers grains and renewable corn oil resulting in decreased revenues of $5.4 million and $8.8 million, respectively, offset by higher weighted average selling prices on ethanol resulting in increased revenues of $14.2 million. Revenues also decreased as a result of hedging activities by $9.5 million.
Cost of goods sold in our ethanol production segment decreased $73.9 million for the three months ended June 30, 2023 compared with the same period last year primarily due to lower volumes processed and lower weighted average prices, resulting in decreased costs of $110.7 million and $4.7 million, respectively, partially offset by hedging activities of $5.0 million and higher chemical, utilities and other costs of $31.9 million.
Operating loss in our ethanol production segment increased $63.9 million for the three months ended June 30, 2023 compared with the same period in 2022 primarily due to decreased margins as outlined above. Depreciation and amortization expense for the ethanol production segment was $22.4 million for the three months ended June 30, 2023, compared with $19.1 million for the same period last year, with the increase primarily due to Ultra-High Protein assets placed in service.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $21.7 million while operating income also decreased $8.1 million for the three months ended June 30, 2023 compared with the same period in 2022. The decrease in revenues was primarily due to a decrease in ethanol and renewable corn oil trading volumes. Operating income decreased primarily as a result of lower trading volumes driven by market volatility in our natural gas storage.
Partnership Segment
Revenues generated by our partnership segment increased $0.9 million for the three months ended June 30, 2023 compared with the same period for 2022. Storage and throughput services revenue and terminal services revenue were consistent with the prior year. Railcar transportation services revenue increased $1.3 million primarily due to an increase in transportation services fees charged as a result of our partnership upgrading its leased railcar fleet to comply with DOT 117 regulations. Trucking and other revenue decreased $0.5 million compared to the prior year primarily due to the discontinuance of trucking operations that occurred during the period. Operating income decreased $0.7 million for the three months ended June 30, 2023 compared with the same period in 2022 primarily due to transaction costs related to our proposal to acquire all outstanding shares of the partnership.

Intersegment Eliminations
Intersegment eliminations of revenues decreased by $0.5 million for the three months ended June 30, 2023 compared with the same period in 2022 primarily due to decreased intersegment marketing and services fees within the agribusiness and energy services segment as a result of lower production volumes, offset by increased railcar fees paid to the partnership segment.
Corporate Activities
Operating loss was impacted by an increase in corporate activities of $2.3 million for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to increased personnel costs during the three months ended June 30, 2023.
Income Taxes
We recorded income tax benefit of $1.0 million for the three months ended June 30, 2023, compared with income tax expense of $2.9 million for the same period in 2022. The increase in the amount of tax benefit recorded for the three months ended June 30, 2023 was primarily due to a decrease in the valuation allowance recorded against certain deferred tax assets.
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Consolidated Results
Consolidated revenues decreased $103.2 million for the six months ended June 30, 2023 compared with the same period in 2022 primarily due to lower volumes sold on ethanol and distiller grains, as well as lower weighted average selling prices on renewable corn oil, partially offset by higher volumes sold on renewable corn oil, as well as higher weighted average selling prices on ethanol and distillers grains within our ethanol production segment as described below. Revenues were also lower within our agribusiness and energy services segment as a result of decreased trading volumes and margins.
Net loss increased $111.4 million for the six months ended June 30, 2023 compared with the same period last year primarily due to decreased volumes and margins in our ethanol production segment, lower trading margins in our agribusiness and energy services segment, increased depreciation expense, and the $27.7 million USDA COVID-19 relief grant received in the second quarter of 2022. Adjusted EBITDA decreased $71.5 million for the six months ended June 30, 2023 compared with the same period last year primarily due to decreased volumes and margins in our ethanol production segment and lower margins in our agribusiness and energy services segment. Interest expense increased $2.9 million for the six months ended June 30, 2023 compared with the same period in 2022 primarily due to higher interest rates on floating rate debt and reduced capitalized interest as certain projects have been completed. Income tax expense was $2.4 million for the six months ended June 30, 2023, compared with income tax expense of $1.7 million for the same period in 2022 primarily due to an increase in the valuation allowance recorded against increases in certain deferred tax assets for both the six months ended June 30, 2023 and 2022.

The following discussion provides greater detail about our year-to-date segment performance.
Ethanol Production Segment
Key operating data for our ethanol production segment is as follows:

	Six Months Ended June 30,
	2023	2022	% Variance

Ethanol sold
(thousands of gallons)	401,633	427,761	(6.1)%
Distillers grains sold
(thousands of equivalent dried tons)	940	1,080	(13.0)
Ultra-High Protein sold
(thousands of tons)	96	29	231.0
Renewable corn oil sold
(thousands of pounds)	132,700	131,527	0.9
Corn consumed
(thousands of bushels)	138,571	148,522	(6.7)%
Revenues in our ethanol production segment decreased $76.5 million for the six months ended June 30, 2023 compared with the same period in 2022, primarily due to lower ethanol and distillers grains volumes sold resulting in decreased revenues of $68.4 million and $16.6 million, respectively, as well as lower weighted average selling prices on renewable corn oil resulting in decreased revenues of $11.7 million, offset by higher renewable corn oil volumes sold resulting in increased revenues of $0.8 million, as well as higher weighted average selling prices on ethanol and distillers grains resulting in increased revenues of $4.3 million and $19.2 million, respectively. Revenues also decreased as a result of hedging activities by $5.7 million.
Cost of goods sold in our ethanol production segment decreased $18.5 million for the six months ended June 30, 2023 compared with the same period last year primarily due to lower volumes processed resulting in decreased costs of $76.8 million and hedging activities of $54.3 million, offset by higher weighted average prices of $98.0 million, as well as higher utilities and freight costs of $19.9 million.
Operating loss increased $66.1 million for the six months ended June 30, 2023 compared with the same period in 2022 primarily due to decreased margins on ethanol production as outlined above. Depreciation and amortization expense for the ethanol production segment was $45.4 million for the six months ended June 30, 2023, compared with $37.5 million for the same period last year, with the increase primarily due to Ultra-High Protein assets placed in service.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $28.1 million while operating income decreased $14.4 million for the six months ended June 30, 2023, compared with the same period in 2022. The decrease in revenues was primarily due to a decrease in ethanol, distillers grains, and renewable corn oil trading margins. Operating income decreased primarily as a result of lower trading margins driven by market volatility in our natural gas storage and distillers grains.
Partnership Segment
Revenues generated by our partnership segment increased $2.5 million for the six months ended June 30, 2023 compared with the same period for 2022. Storage and throughput services revenue and terminal services revenue were consistent with the prior year. Railcar transportation services revenue increased $2.9 million primarily due to an increase in transportation service fees charged as a result of our partnership upgrading its leased railcar fleet to comply with DOT 117 regulations. Trucking and other revenue decreased $0.5 million primarily due to the discontinuance of trucking operations that occurred during the period. Operating income decreased $0.6 million for the six months ended June 30, 2023 compared with the same period in 2022 primarily due to transaction costs related to our proposal to acquire all outstanding shares of the partnership.

Intersegment Eliminations
Intersegment eliminations of revenues increased by $1.2 million for the six months ended June 30, 2023 compared with the same period in 2022 primarily due to increased railcar fees paid to the partnership segment, offset by decreased intersegment marketing and service fees within the agribusiness and energy services segment as a result of lower production volumes.
Corporate Activities
Operating loss was impacted by an increase in corporate activities of $2.5 million for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to increased personnel and insurance costs during the six months ended June 30, 2023.
Income Taxes
We recorded income tax expense of $2.4 million for the six months ended June 30, 2023 compared with income tax expense of $1.7 million for the same period in 2022 primarily due to an increase in the valuation allowance recorded against certain deferred tax assets for both the six months ended June 30, 2023 and 2022.
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
On June 30, 2023, we had $312.9 million in cash and cash equivalents and $46.9 million in restricted cash. We also had $128.0 million available under our committed revolving credit agreement, subject to restrictions or other lending conditions. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At June 30, 2023, our subsidiaries had approximately $119.4 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities.
Net cash used in operating activities was $168.4 million for the six months ended June 30, 2023, compared with net cash used in operating activities of $106.6 million for the same period in 2022. Net cash used in operating activities compared to the prior year were primarily affected by a higher net loss as well as increases in cash used related to higher payments of accounts payables, partially offset by higher derivative financial instruments as well as decreases in cash used related to accounts receivable and inventory when compared to the same period of the prior year. Net cash used in investing activities was $57.6 million for the six months ended June 30, 2023 compared with net cash used in investing activities of $35.3 million for the same period in 2022. Investing activities compared to the prior year were primarily affected by the proceeds from the sale of marketable securities during the same period in 2022, offset by increased cash provided by lower purchases of fixed assets compared to the same period in the prior year. Net cash provided by financing activities was $85.5 million for the six months ended June 30, 2023 compared with net cash provided by financing activities of $160.3 million for the same period in 2022, primarily due to higher debt proceeds as a result of changes in our debt structure during the same period in 2022.
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
We incurred capital expenditures of approximately $48.9 million during the six months ended June 30, 2023, primarily for Ultra-High Protein expansion projects at Mount Vernon and Obion, the clean sugar expansion project at Shenandoah and for various other capital projects. Capital spending for the remainder of 2023 is expected to be between $100.0 million and $150.0 million, which is subject to review prior to the initiation of any project. The estimate includes additional expenditures to deploy FQT's MSCTM and FQT's CSTTM technology, as well as expenditures for various other capital projects, which are expected to be financed with cash on hand and by cash provided by operating activities.

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
Our board of directors authorized a share repurchase program of up to $200.0 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We did not repurchase any shares of common stock during the second quarter of 2023. To date, we have repurchased 7.4 million shares of common stock for approximately $92.8 million under the program.
We believe we have sufficient working capital for our existing operations. A continued sustained period of unprofitable operations, however, may strain our liquidity. We may sell additional assets or equity or borrow capital to improve or preserve our liquidity, expand our business or acquire businesses.
Debt
For additional information related to our debt, see Note 7 – Debt included as part of the notes to the unaudited consolidated financial statements included herein and Note 12 – Debt included as part of the notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022.
We were in compliance with our debt covenants at June 30, 2023. Based on our forecasts, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.
Corporate Activities
In March 2021, we issued $230.0 million of 2.25% convertible senior notes due in 2027, or the 2.25% notes. The 2.25% notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year. The initial conversion rate is 31.6206 shares of our common stock per $1,000 principal amount of 2.25% notes (equivalent to an initial conversion price of approximately $31.62 per share of our common stock), representing an approximately 37.5% premium over the offering price of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; or a tender or exchange offering. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our calling the 2.25% notes for redemption. We may settle the 2.25% notes in cash, common stock or a combination of cash and common stock. At June 30, 2023, the outstanding principal balance on the 2.25% notes was $230.0 million.
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
Ethanol Production Segment
On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon issued $125.0 million of junior secured mezzanine notes due 2026 with BlackRock for the purchase of all notes issued. These notes will mature on February 9, 2026 and are secured by a pledge of the membership interests in, and the real property owned by, Green Plains Obion and Green Plains Mount Vernon. At June 30, 2023, the outstanding principal balance was $125.0 million on the loan and the interest rate was 11.75%.
Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of the company, have a $75.0 million delayed draw loan agreement, which matures on September 1, 2035. At June 30, 2023, the outstanding principal balance was $73.9 million on the loan and the interest rate was 6.52%.
We also have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.
Agribusiness and Energy Services Segment
Green Plains Finance Company, Green Plains Grain and Green Plains Trade have total revolving commitments of $350.0 million and an accordion feature whereby amounts available under the Facility may be increased by up to $100.0 million of new lender commitments subject to certain conditions. The Facility matures in March 2027. Each SOFR rate loan shall bear interest for each day at a rate per annum equal to the Term SOFR rate for the outstanding period plus a Term SOFR adjustment and an applicable margin of 2.25% to 2.50%, which is dependent on undrawn availability under the Facility. Each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable margin of 1.25% to 1.50%, which is dependent on undrawn availability under the Facility. The unused portion of the Facility is also subject to a commitment fee of 0.275% to 0.375%, dependent on undrawn availability. At June 30, 2023, the outstanding principal balance was $222.0 million on the facility and the interest rate was 8.48%.
Green Plains Commodity Management has an uncommitted $40.0 million revolving credit facility to finance margins related to its hedging programs. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At June 30, 2023, the outstanding principal balance was $25.1 million on the facility and the interest rate was 6.81%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of June 30, 2023.

Partnership Segment
Green Plains Partners, through a wholly owned subsidiary, has a term loan to fund working capital, capital expenditures and other general partnership purposes. The term loan has a maturity date of July 20, 2026. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter. The partnership repurchased $1.0 million of the outstanding notes during the six months ended June 30, 2022. Prepayments totaling $1.5 million were made during the three and six months ended June 30, 2023.
On April 19, 2023, the term loan was amended to change the underlying floating interest rate to a SOFR-based rate from a LIBOR-based rate. The impact of the amendment was not material to interest expense.
Interest on the term loan is based on 3-month SOFR plus 8.26%, and is payable on the 15th day of each March, June, September and December. The term loan is secured by substantially all of the assets of the partnership. As of June 30, 2023, the term loan had a balance of $57.5 million and an interest rate of 13.52%.
Effects of Inflation
We have experienced inflationary impacts on labor costs, wages, components, equipment, other inputs and services across our business and inflation and its impact could escalate in future quarters, much of which is beyond our control. Moreover, we have fixed price arrangements with some of our customers and are not able to pass those costs along in most instances. As such, inflationary pressures could have a material adverse effect on our performance and financial statements.
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements and contractual and purchase commitments related to commodities, storage and transportation. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of June 30, 2023 totaled $100.3 million. As of June 30, 2023, we had contracted future purchases of grain, ethanol, distillers grains, and natural gas valued at approximately $335.2 million and future commitments for storage and transportation valued at approximately $26.8 million. Refer to Note 12 – Commitments and Contingencies included in the notes to the unaudited consolidated financial statements included herein for more information.
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
Interest Rate Risk
We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate, SOFR or LIBOR. At June 30, 2023, we had $742.5 million in debt, $304.6 million of which had variable interest rates. A 10% increase in interest rates would affect our interest cost by approximately $2.8 million per year.
For additional information related to our debt, see Note 7 – Debt included as part of the notes to the unaudited consolidated financial statements included herein and Note 12 – Debt included as part of the notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022.

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
To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results can be impacted if there is a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three and six months ended June 30, 2023, revenues included net losses of $0.8 million and $8.0 million, respectively, and cost of goods sold included net losses of $9.3 million and net gains of $7.9 million, associated with derivative financial instruments.
Ethanol Production Segment
In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. To reduce commodity price risk caused by market fluctuations, we enter into exchange-traded futures and options contracts that serve as economic hedges.
Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on June 30, 2023, which is as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	958,000	Gallons	$135,948
Corn	330,000	Bushels	$127,147
Distillers grains	2,400	Tons (2)	$32,190
Renewable corn oil	310,000	Pounds	$11,464
Natural gas	27,700	MmBTU	$4,511

(1)Estimated volumes assume production at full capacity.
(2)Distillers grains quantities are stated on an equivalent dried ton basis.
Agribusiness and Energy Services Segment
In the agribusiness and energy services segment, our physical purchase and sale contracts, derivatives and some of our inventories are marked to market. Our inventories are carried at the lower of cost or net realizable value, except fair-value hedged inventories. To reduce commodity price risk caused by market fluctuations for purchase and sale commitments of grain and grain held in inventory, we enter into exchange-traded futures and options contracts that serve as economic hedges.
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
Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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
Our operating results are highly sensitive to the spread between the corn and natural gas we purchase, and the ethanol, distillers grains, Ultra-High Protein and renewable corn oil we sell. Price and supply are subject to various market forces, such as weather, domestic and global demand, global political or economic issues, including but not limited to the war in Ukraine including sanctions associated therewith, shortages, export prices, crude oil prices, currency valuations and government policies in the United States and around the world, over which we have no control. Price volatility of these commodities may cause our operating results to fluctuate substantially. Increases in corn or natural gas prices or decreases in ethanol, distillers grains, Ultra-High Protein and renewable corn oil prices may make it unprofitable to operate. No assurance can be given that we will purchase corn and natural gas or sell ethanol, distillers grains, Ultra-High Protein and renewable corn oil at or near prices which would provide us with positive margins. Consequently, our results of operations and financial position may be adversely affected by increases in corn or natural gas prices or decreases in ethanol, distillers grains, Ultra-High Protein and renewable corn oil prices. We have made significant investments in our biorefinery platform to produce Ultra-High Protein, and our financial results are increasingly dependent on our ability to operate these new systems consistently and to sell the products into new markets at a premium to distillers grains and soybean meal. Rapid expansion of soybean crushing capacity to meet the soybean oil demands of the growing biomass-based diesel industry could result in an oversupply of soybean meal, which could depress prices for all protein feed ingredients, and negatively impact our anticipated financial returns.
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
Corn. We are generally unable to pass increased corn costs to our customers since ethanol competes with other fuels. We continue to see considerable volatility in corn prices. Ethanol plants, livestock industries and other corn-consuming enterprises put significant price pressure on local corn markets. In addition, local corn supplies and prices could be adversely affected by, but not limited to: prices for alternative crops, increasing pricing for seed corn, fertilizers, crop protection products and other input costs; changes in government policies including crop insurance, conservation programs, regulation of farmland, and other regulations; shifts in global supply and demand; global political or economic issues, including but not limited to the war in Ukraine including sanctions associated therewith; and global or regional growing conditions, such as plant disease, pests or adverse weather, including drought.
Ethanol. Our revenues are dependent on market prices for ethanol which can be volatile as a result of a number of factors, including but not limited to: the price and availability of competing fuels and oxygenates for fuels; the domestic and global supply and demand for ethanol, gasoline and corn; the price of gasoline, crude oil and corn; global political or economic issues, including but not limited to the war in Ukraine including sanctions associated therewith, and government policies that impact the supply, demand and pricing of corn, oil, gasoline, ethanol and other liquid fuels.
Ethanol is marketed as a fuel additive that reduces vehicle emissions, an economical source of octane and, to a lesser extent, as a gasoline substitute through higher blends such as E15 and E85. Consequently, gasoline supply and demand can affect the price of ethanol. Should gasoline prices or demand change significantly, our results of operations could be materially impacted.
Ethanol imports also affect domestic supply and demand. Imported ethanol is not subject to an import tariff and, under the RFS, sugarcane ethanol from Brazil can be used as a means for obligated parties to meet the advanced biofuel standard, in addition to state level low carbon fuel standards. Brazil is also rapidly expanding corn and corn ethanol production, which can have a lower carbon intensity score if it is produced from the second or “Safrinha” crop, which could be imported into the U.S. or displace our exports elsewhere globally.
Distillers Grains. Distillers grains compete with other protein-based animal feed products. Downward pressure on other commodity prices, such as corn, wheat, soybeans, soybean meal, and other feed ingredients, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains. Occasionally, the price of distillers grains will lag behind fluctuations in corn or other feedstock prices, lowering our cost recovery percentage. Additionally, exports of distiller grains could be impacted by the enactment of foreign policy, or expanded production of soybean meal or distillers grains elsewhere.
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
Ultra High Protein. Our Ultra-High Protein has unique nutritional advantages and a higher protein concentration than soybean meal and can be included in a variety of feed rations in the pet, dairy, swine, poultry and aquaculture industries. As a value-added feed ingredient, quality control is imperative. Demand for feed products and pricing pressure from competing feed products may result in downward pressure on the price of Ultra-High Protein. Reliable production of Ultra-High Protein from both consistent operations of the biorefinery as well as the MSC™ technology is necessary to produce anticipated volumes. Changes in our customers willingness to accept these ingredients, inconsistency in production volumes, quality or downward pressure on prices could result in adverse impact on our business and profitability.
Renewable Corn Oil. Renewable corn oil is generally marketed as a low-carbon feedstock for biofuel production including renewable diesel, biodiesel and currently to a lesser extent, sustainable aviation fuel; therefore, the price of renewable corn oil is affected by demand for renewable diesel and biodiesel. Expanded demand from the renewable diesel and biodiesel industry due to the extended blending tax credit and growing LCFS markets in California, Oregon, Washington state, Canada and elsewhere as well as customer acceptance for such fuels could impact renewable corn oil demand. In general, renewable corn oil prices follow the prices of heating oil and soybean oil, though LCFS programs incentivize the lower carbon intensity of renewable corn oil as a feedstock relative to soybean oil. Federal incentives for sustainable aviation fuel also provide higher credit values for lower carbon intensity. Decreases in the price of or demand for renewable corn oil could have an adverse impact on our business and profitability.
We may be affected by or unable to fulfill our total transformation strategies.
In 2018, we announced that we were evaluating the performance of our entire portfolio of assets and businesses. As part of that process, we sold three ethanol plants, permanently closed one ethanol plant and sold Fleischmann’s Vinegar Company, Inc. Furthermore, we sold our 50% interest in JGP Energy Partners and Green Plains Cattle Company in 2019. We sold the remaining 50% interest in Green Plains Cattle Company and our Hereford, Texas ethanol plant in 2020, and we sold our Ord, Nebraska ethanol plant in March 2021.
As we continue to evaluate our portfolio, we may sell additional assets or businesses or exit particular markets that are no longer a strategic fit or no longer meet their growth or profitability targets. Depending on the nature of the assets sold, our profitability may be impacted by lost operating income or cash flows from such businesses. In addition, divestitures we complete may not yield the targeted improvements in our business and may divert management’s attention from our day-to-day operations. We also undertook a number of project initiatives to improve margins, including our Project 24 initiative and Total Transformation Plan focused on reducing operating costs and expanding the products and value we can extract from a kernel of corn. The Ultra-High Protein strategy includes substantial construction projects and significant capital expenditures to deploy FQT’s MSC™ technology, and FQT’s CST™ production capabilities to meet anticipated customers' demands.
We may not achieve our construction goals on time or within our budget. We may not achieve the operating yields we project or our technologies may not perform as expected. We may not achieve product market sales, margins or pricing we project, and our operating cost goals may not be achieved due to a variety of factors. Increasing costs for construction materials, supply chain issues limiting the availability of certain components, lack of available labor and delays in required permitting could all lead to projects being over budget and behind schedule. Our failure to achieve our production, sales and pricing targets, including, but not limited to, construction, yield, sales, margin, pricing, or financial results associated with our total transformation strategies could have an adverse effect on our business, financial condition or results of operations.
Government biofuels programs could change and impact the ethanol market.
The RFS mandates the minimum volume of renewable fuels that must be blended into the transportation fuel supply each year, which affects the domestic market for ethanol. Through 2022, the EPA undertook rulemaking to set the RVO for the following year, though at times months or years would pass without a finalized RVO. Further, the EPA has the authority to waive the requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment. After 2022, volumes shall be determined by the EPA in coordination with the Secretaries of Energy and Agriculture, taking into account such factors as impact on environment, energy security, future rates of production, cost to consumers, infrastructure and other factors, such as impact on commodity prices, job creation, rural economic development or food prices. The EPA also has the authority to set volumes for multiple years at a time, rather than annually as required prior to 2022. In December 2022, the EPA proposed a multi-year RVO for 2023, 2024 and 2025, and finalized the volumes on June 21, 2023.
Volumes can also be impacted as small refineries can petition the EPA for an SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA, can grant them a full or partial waiver, or deny it outright within 90 days of submittal. Elimination of a refinery’s obligation effectively lowers the amount of renewable fuels required to be blended.
Our operations could be adversely impacted by legislation, administration actions, EPA actions, or lawsuits that may reduce the RFS mandated volumes of conventional ethanol and other biofuels through the RVO levels, a change in the RFS point of obligation from blenders and importers to retailers, or SREs. A recent Supreme Court ruling held that the small refineries can continue to apply for an extension of their waivers from the RFS, even if they have not been awarded a continuous string of exemptions, though the EPA under the current administration, in conjunction with the RVO rulemaking for 2020, 2021 and 2022, denied all pending SREs, a stance they reiterated in the finalized 2023, 2024 and 2025 RVO rule. There are multiple legal challenges to how the EPA has handled SREs and RFS rulemakings.
The D.C. Circuit Court of Appeals ruled that the EPA overstepped its authority in extending the one pound Reid Vapor Pressure waiver for 10% ethanol blends to 15% ethanol blends in the summer, effectively limiting summertime sales of ethanol blends above 10% to FFVs from June 1 to September 15 each year. Notwithstanding, on April 12, 2022, the President announced that he had directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the June 1 to September 15 period. On April 28, 2023, the EPA issued an emergency waiver to allow for continued sale of E15 during the 2023 summer driving season. As of this filing, according to Prime the Pump, E15 is sold year-round at approximately 3,159 stations in 31 states.
Similarly, should federal mandates regarding oxygenated gasoline be repealed, the market for domestic ethanol could be adversely impacted. Economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS mandate, may affect future demand. A significant increase in supply of biofuels beyond the RFS mandated volumes could have an adverse impact on ethanol prices. Moreover, changes to the RFS could negatively impact the price of ethanol or cause imported sugarcane or corn ethanol from Brazil to become more economical than domestic corn ethanol. Likewise, national, state and regional LCFS like that of California, Oregon, Washington state, Brazil or Canada could be favorable or harmful to U.S. corn ethanol, depending on how the regulations are crafted, enforced and modified.
Future demand may be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the value of RFS credits known as RINs. A significant increase in supply of biofuels beyond the RFS mandated levels could have an adverse impact on ethanol prices. Moreover, any changes to RFS, whether by legislation, EPA action or lawsuit, originating from issues associated with the market price of RINs could negatively impact the demand for ethanol, discretionary blending of ethanol and/or the price of ethanol. Prior actions by the EPA to grant SREs without accounting for the lost gallons, for example, resulted in lower RIN prices. Similarly, proposals to reduce annual RVO levels could also lead to lower RIN prices.
To the extent federal or state laws or regulations are modified and/or enacted, it may result in the demand for ethanol being reduced, which could negatively and materially affect our financial performance.
Future demand for ethanol is uncertain and changes in public perception, consumer acceptance and overall consumer demand for transportation fuel could affect demand.
While many trade groups, academics and government agencies support ethanol as a fuel additive that promotes cleaner air and reduces GHG emissions, others claim growing corn and producing ethanol consumes more energy, emits more GHG emissions than other fuels and depletes water resources. While we do not agree, some studies suggest ethanol produced from corn is less efficient than ethanol produced from switch grass or wheat grain. Others claim corn ethanol negatively impacts consumers by causing the prices of food made from corn and corn byproducts, as well as meat derived from corn-consuming livestock to increase. Ethanol critics also contend the industry redirects corn supplies from international food markets to domestic fuel markets, and contributes to land use change domestically and abroad.
Today there are limited markets for ethanol beyond its value as an oxygenate domestically and abroad. We believe further consumer acceptance of E15 and E85 fuels may be necessary before ethanol can achieve significant market share growth in the U.S. Discretionary and E85 blending are important secondary markets. Discretionary blending is often determined by the price of ethanol relative to gasoline, the value of RINs, and availability to consumers. When discretionary blending is financially unattractive, the demand for ethanol may be reduced. New incentives for SAF could open new markets for ethanol through alcohol to jet technologies, though commercial production is essentially nonexistent as of this filing.
Demand for ethanol is also affected by overall demand for surface transportation fuel, which is affected by cost, number of miles traveled and vehicle fuel economy. Miles traveled typically increases during the spring and summer months related to vacation travel, followed closely by the fall season due to holiday travel. Global events, such as COVID-19, greatly decreased miles traveled and in turn, the demand for ethanol. Consumer demand for gasoline may be impacted by various transportation trends, such as widespread adoption of electric vehicles. Numerous automakers have announced plans to phase out the production of gasoline and diesel powered vehicles by the mid-2030s. These announcements coincide with pledges to ban the sale of internal combustion engines in countries such as Japan and the United Kingdom by 2035, as well as a statewide ban in California, which several states are imitating. If realized, these bans would accelerate the decline of liquid fuel demand for surface transportation and by extension demand for ethanol, biodiesel and renewable diesel. The EPA has proposed CAFE standards which would require aggressive EV deployment by Original Equipment Manufacturers (OEMs). We are closely monitoring legislation and regulation that may impact the future sales of electric vehicles as well as vehicles with internal combustion engines in various states and around the world.
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
Our production levels may fluctuate due to planned and unplanned downtime at our assets, and we are required to continue to make minimum volume commitment payments to the partnership regardless of our production levels.
Unplanned downtime may occur from time to time at our facilities. Moreover, we are party to the storage and throughput agreement with our partnership, under which we are obligated to pay a minimum volume commitment regardless of whether or not we operate. Our plants may not produce at yields we expect or the required MVC volumes due to a variety of reasons, including, but not limited to, equipment failures and other breakdowns; labor shortages; lack of adequate raw materials, including corn supply; adverse pricing on raw materials and finished goods that becomes uneconomical; poor rail service; lack of adequate storage for distillers grains, Ultra-High Protein, renewable corn oil or ethanol; permitting or regulatory issues, adverse weather and other reasons. We may not run our plants at volumes sufficient enough to cover the MVC resulting in payments being made to the partnership. In times of sustained negative margins, our volumes may be insufficient to recover these MVC payments in the following four quarters as outlined in the partnership agreement. Any of these production events may adversely impact our profitability and financial position.

Our success depends on our ability to manage our growing and changing operations.
Since our formation in 2004, our business has grown significantly in size, products and complexity. This growth places substantial demands on our management, systems, internal controls, and financial and physical resources. If we acquire or develop additional operations, implement new technologies, sell into new markets, track the carbon intensity of the feedstocks we purchase and finished products we sell, we may need to further develop our financial and managerial controls and reporting systems, and could incur expenses related to hiring additional qualified personnel and expanding our information technology infrastructure. Our ability to manage growth effectively could impact our results of operations, financial position and cash flows.
New ethanol process technologies could emerge that require less energy per gallon to produce or increase yields of various products and in some cases develop new coproducts and result in lower production costs or more favorable economics for a plant. Our process technologies could become less effective or competitive than competing technologies or become obsolete and place us at a competitive disadvantage, which could have a material adverse effect on our operations, cash flows and financial position. Newly constructed plants could operate more efficiently and reliably than older plants, putting us at a competitive disadvantage.
Business disruptions due to unforeseen operational failures or factors outside of our control could impact our ability to fulfill contractual obligations.
Natural disasters, pandemics, transportation issues, significant track damage resulting from a train derailment, aging equipment breakdowns, coupled with supply chain challenges impacting repairs or replacements, or labor strikes by our transportation providers could adversely impact operations and/or delay shipments of raw materials to our plants or deliveries of ethanol, distillers grains, Ultra-High Protein and renewable corn oil to our customers. If we are unable to meet customer demand or contract delivery requirements due to stalled operations caused by business disruptions, we could potentially lose customers or volume with such customers.
Shifts in global markets, supply or demand changes, as well as adverse weather conditions, such as inadequate or excessive amounts of rain during the growing season, overly wet conditions, hail, derecho wind events, an early freeze or snowy weather during harvest could impact the supply of corn that is needed to produce ethanol. Corn stored in a temporary open pile may be damaged by rain or warm weather before the corn is dried, shipped or moved into a permanent storage structure.
Compliance with and changes in tax laws could adversely affect our performance.
We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, indirect taxes (excise/duty, sales/use, gross receipts, and value-added taxes), payroll taxes, franchise taxes, withholding taxes, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authority. Subsequent changes to our tax liabilities as a result of these audits may subject us to interest and penalties. Tax incentives for producing low carbon fuels may add additional complexity to our business, and our ability to qualify for them relative to other producers may put us at a competitive disadvantage.
The ability of suppliers to deliver inputs, parts, components and equipment to our facilities, and our ability to construct our facilities without disruption, could affect our business performance.
We use a wide range of materials and components in the production of our products and our transformation construction, which come from numerous suppliers. Also, key parts may be available only from a single or a limited group of suppliers, and we are subject to supply and pricing risk. Our operations and those of our suppliers are subject to disruption for a variety of reasons, including supplier plant shutdowns or slowdowns, parts availability, transportation delays, work stoppages, labor relations, governmental regulatory and enforcement actions, disputes with suppliers, distributors or transportation providers, information technology failures, and natural hazards, including due to climate change. We may be impacted by supply chain issues, due to factors largely beyond our control, which could escalate in future quarters. Any of the foregoing factors may result in higher costs, operational disruptions or construction delays, which could have an adverse impact on our business and financial statements. Such disruption has in the past and could in the future interrupt our ability to manufacture certain products. Any significant disruption could have a material adverse impact on our financial statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Employees and directors may surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations.
The following table lists the shares that were surrendered during the second quarter of 2023:

Period	Total Number of Shares Withheld	Average Price Paid per Share
April 1 - April 30	—	$—
May 1 - May 31	7,122	31.83
June 1 - June 30	20,803	31.94
Total	27,925	$31.91
Our board of directors authorized a share repurchase program of up to $200 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. We did not repurchase any shares during the second quarter of 2023. Since inception of the repurchase program, the company has repurchased 7.4 million shares of common stock for approximately $92.8 million under the program.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2023, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Description of Exhibit
10.1
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 19, 2023, by and among Green Plains Operating Company LLC, the Guarantors, the Lenders and TMI Trust Company (incorporated herein by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q filed May 4, 2023).

*10.2	Green Plains Inc. Executive Change in Control Severance Plan, dated August 2, 2023.
*10.3	Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Todd A. Becker, dated August 2, 2023.
*10.4	Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and James E. Stark, dated August 2, 2023.
*10.5	Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Michelle Mapes, dated August 2, 2023.
*10.6	Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Chris Osowski, dated August 2, 2023.
*10.7	Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Patrich Simpkins, dated August 2, 2023.
*10.8	Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Leslie van der Meulen, dated August 2, 2023.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in iXBRL.
*Represents management compensatory contract

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN PLAINS INC.
(Registrant)

Date: August 4, 2023	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2023	By:	/s/ James E. Stark
James E. Stark
Chief Financial Officer
(Principal Financial Officer)