Form 10-Q
period 2023-09-30
Green Plains Inc.
filed 2023-10-31
CIK 1309402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023
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
☐ Yes ☒ No
The registrant had 59,511,339 common stock outstanding as of October 26, 2023.

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

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements.
GREEN PLAINS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$326,701	$444,661
Restricted cash	39,459	55,615
Accounts receivable, net of allowances of $85 and $429, respectively	142,790	108,610
Income taxes receivable	1,097	1,286
Inventories	208,061	278,950
Prepaid expenses and other	23,164	19,837
Derivative financial instruments	16,271	19,791
Total current assets	757,543	928,750
Property and equipment, net of accumulated depreciation and amortization of $669,936 and $632,298, respectively	1,011,287	1,029,327
Operating lease right-of-use assets	79,376	73,244
Other assets	102,938	91,810
Total assets	$1,951,144	$2,123,131

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$138,350	$234,301
Accrued and other liabilities	57,276	44,443
Derivative financial instruments	21,828	47,941
Operating lease current liabilities	23,335	20,721
Short-term notes payable and other borrowings	159,747	137,678
Current maturities of long-term debt	1,936	1,838
Total current liabilities	402,472	486,922
Long-term debt	491,945	495,243
Operating lease long-term liabilities	59,297	55,515
Other liabilities	22,934	24,385
Total liabilities	976,648	1,062,065

Commitments and contingencies (Note 13)

Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 62,318,266 and 62,100,555 shares issued, and 59,513,207 and 59,295,496 shares outstanding, respectively	62	62
Additional paid-in capital	1,110,425	1,110,151
Retained deficit	(243,034)	(142,417)
Accumulated other comprehensive loss	(8,130)	(26,591)
Treasury stock, 2,805,059 shares	(31,174)	(31,174)
Total Green Plains stockholders' equity	828,149	910,031
Noncontrolling interests	146,347	151,035
Total stockholders' equity	974,496	1,061,066
Total liabilities and stockholders' equity	$1,951,144	$2,123,131
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$892,770	$954,977	$2,583,351	$2,748,806

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	811,299	956,857	2,471,395	2,650,680
Operations and maintenance expenses	6,709	6,287	21,032	18,012
Selling, general and administrative expenses	35,340	29,066	100,510	90,042
Gain on sale of assets	(5,651)	—	(5,651)	—
Depreciation and amortization expenses	23,899	24,647	73,911	66,013
Total costs and expenses	871,596	1,016,857	2,661,197	2,824,747
Operating income (loss)	21,174	(61,880)	(77,846)	(75,941)

Other income (expense)
Interest income	2,467	1,763	8,403	2,640
Interest expense	(9,550)	(9,576)	(29,029)	(26,182)
Other, net	4,282	(182)	4,310	28,394
Total other income (expense)	(2,801)	(7,995)	(16,316)	4,852
Income (loss) before income taxes and income (loss) from equity method investees	18,373	(69,875)	(94,162)	(71,089)
Income tax benefit	7,763	1,888	5,353	146
Income (loss) from equity method investees	156	84	532	(112)
Net income (loss)	26,292	(67,903)	(88,277)	(71,055)
Net income attributable to noncontrolling interests	3,981	5,623	12,340	17,547
Net income (loss) attributable to Green Plains	$22,311	$(73,526)	$(100,617)	$(88,602)

Earnings per share
Net income (loss) attributable to Green Plains - basic	$0.38	$(1.27)	$(1.71)	$(1.62)
Net income (loss) attributable to Green Plains - diluted	$0.35	$(1.27)	$(1.71)	$(1.62)

Weighted average shares outstanding
Basic	58,910	57,677	58,780	54,550
Diluted	67,402	57,677	58,780	54,550
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$26,292	$(67,903)	$(88,277)	$(71,055)
Other comprehensive income, net of tax
Unrealized gains on derivatives arising during the period, net of tax expense of ($4,547), ($2,494), ($746) and ($836), respectively	14,469	7,740	2,391	2,591
Reclassification of realized losses (gains) on derivatives, net of tax expense (benefit) of ($3,384), $536, ($5,053) and $359, respectively	10,767	(1,662)	16,070	(1,112)
Total other comprehensive income, net of tax	25,236	6,078	18,461	1,479
Comprehensive income (loss)	51,528	(61,825)	(69,816)	(69,576)
Comprehensive income attributable to noncontrolling interests	3,981	5,623	12,340	17,547
Comprehensive income (loss) attributable to Green Plains	$47,547	$(67,448)	$(82,156)	$(87,123)
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(88,277)	$(71,055)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	73,911	66,013
Amortization of debt issuance costs and non-cash interest expense	2,172	3,214
Gain on sale of assets	(5,651)	—
Inventory lower of cost or net realizable value adjustment	1,663	11,177
Loss on extinguishment of debt	—	419
Deferred income taxes	(5,799)	(477)
Stock-based compensation	9,413	6,646
Loss (income) from equity method investees	(532)	112
Other	1,374	1,212
Changes in operating assets and liabilities before effects of asset disposition
Accounts receivable	(34,180)	(1,063)
Inventories	65,480	(2,191)
Derivative financial instruments	2,187	(19,985)
Prepaid expenses and other assets	(3,635)	2,911
Accounts payable and accrued liabilities	(76,134)	(30,283)
Current income tax expense (benefit)	1,094	(51)
Other	1,528	(1,065)
Net cash used in operating activities	(55,386)	(34,466)

Cash flows from investing activities
Purchases of property and equipment, net	(77,876)	(183,225)
Proceeds from the sale of assets	25,106	—
Proceeds from the sale of marketable securities	—	99,917
Investment in equity method investees	(16,299)	(6,976)
Net cash used in investing activities	(69,069)	(90,284)

Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	45,000
Payments of principal on long-term debt	(4,325)	(1,347)
Proceeds from short-term borrowings	1,027,268	1,649,828
Payments on short-term borrowings	(1,006,163)	(1,616,226)
Payments on extinguishment of convertible debt	—	(1,766)
Payments of dividends and distributions	(17,465)	(16,498)
Payments of loan fees	(16)	(2,522)
Payments related to tax withholdings for stock-based compensation	(8,960)	(3,806)
Other financing activities	—	(1,424)
Net cash provided by (used in) financing activities	(9,661)	51,239

Net change in cash and cash equivalents, and restricted cash	(134,116)	(73,511)
Cash and cash equivalents, and restricted cash, beginning of period	500,276	560,959
Cash and cash equivalents, and restricted cash, end of period	$366,160	$487,448
Continued on the following page

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)
Continued from the previous page

	Nine Months Ended September 30,
	2023	2022
Reconciliation of total cash and cash equivalents, and restricted cash
Cash and cash equivalents	$326,701	$420,838
Restricted cash	39,459	66,610
Total cash and cash equivalents, and restricted cash	$366,160	$487,448

Non-cash financing activities
Exchange of 4.00% convertible notes due 2024 for shares of common stock held in treasury stock	$—	$64,000
Exchange of 4.125% convertible notes due 2022 for shares of common stock held in treasury stock	$—	$32,550

Supplemental investing activities
Assets disposed of in sale	$22,314	$—
Less: liabilities relinquished	(3,984)	—
Net assets disposed	$18,330	$—

Supplemental disclosures of cash flow
Cash paid for income taxes, net	$787	$381
Cash paid for interest	$28,160	$26,126
Capital expenditures in accounts payable	$3,940	$10,289
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
Consolidated Financial Statements
The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis. As of September 30, 2023, the company owns a 48.8% limited partner interest and a 2.0% general partner interest in Green Plains Partners LP. Public investors own the remaining 49.2% limited partner interest in the partnership. The company determined that the limited partners in the partnership with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact the partnership’s economic performance; therefore, the partnership is considered a variable interest entity. The company, through its ownership of the general partner interest in the partnership, has the power to direct the activities that most significantly affect economic performance and is obligated to absorb losses and has the right to receive benefits that could be significant to the partnership. Therefore, the company is considered the primary beneficiary and consolidates the partnership in the company’s financial statements. The assets of the partnership cannot be used by the company for general corporate purposes. The partnership’s consolidated total assets as of September 30, 2023 and December 31, 2022, excluding intercompany balances, are $108.8 million and $108.7 million, respectively, and primarily consist of cash and cash equivalents, property and equipment, operating lease right-of-use assets and goodwill. The partnership’s consolidated total liabilities as of September 30, 2023 and December 31, 2022, excluding intercompany balances, are $121.0 million and $119.5 million, respectively, which primarily consist of long-term debt as discussed in Note 8 – Debt and operating lease liabilities. The liabilities recognized as a result of consolidating the partnership do not represent additional claims on the company’s general assets.
On September 16, 2023, a definitive agreement and plan of merger was entered into by and among the company, GPLP Holdings Inc., a wholly owned subsidiary of the company, GPLP Merger Sub LLC, a wholly owned subsidiary of GPLP Holdings Inc., the partnership, and Green Plains Holdings LLC. Refer to Note 3 - Merger and Disposition included herein for more information.
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
2.    REVENUE
Revenue by Source
The following tables disaggregate revenue by major source (in thousands):

	Three Months Ended September 30, 2023
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—	$—
Distillers grains	22,664	—	—	—	22,664
Renewable corn oil	—	—	—	—	—
Other	5,855	3,437	954	—	10,246
Intersegment revenues	—	151	1,280	(1,431)	—
Total revenues from contracts with customers	28,519	3,588	2,234	(1,431)	32,910
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	607,113	99,008	—	—	706,121
Distillers grains	81,288	5,900	—	—	87,188
Renewable corn oil	49,872	7,327	—	—	57,199
Other	6,575	2,777	—	—	9,352
Intersegment revenues	—	6,481	—	(6,481)	—
Total revenues from contracts accounted for as derivatives	744,848	121,493	—	(6,481)	859,860
Leasing revenues under ASC 842 (2)	—	—	17,911	(17,911)	—
Total Revenues	$773,367	$125,081	$20,145	$(25,823)	$892,770

	Nine Months Ended September 30, 2023
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—	$—
Distillers grains	65,258	—	—	—	65,258
Renewable corn oil	—	—	—	—	—
Other	22,732	13,709	3,136	—	39,577
Intersegment revenues	—	151	4,589	(4,740)	—
Total revenues from contracts with customers	87,990	13,860	7,725	(4,740)	104,835
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	1,656,688	306,134	—	—	1,962,822
Distillers grains	297,189	28,715	—	—	325,904
Renewable corn oil	131,893	8,048	—	—	139,941
Other	21,840	28,009	—	—	49,849
Intersegment revenues	—	18,524	—	(18,524)	—
Total revenues from contracts accounted for as derivatives	2,107,610	389,430	—	(18,524)	2,478,516
Leasing revenues under ASC 842 (2)	—	—	53,718	(53,718)	—
Total Revenues	$2,195,600	$403,290	$61,443	$(76,982)	$2,583,351

	Three Months Ended September 30, 2022
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—	$—
Distillers grains	3,219	—	—	—	3,219
Renewable corn oil	—	—	—	—	—
Other	7,347	2,211	1,036	—	10,594
Intersegment revenues	—	—	1,850	(1,850)	—
Total revenues from contracts with customers	10,566	2,211	2,886	(1,850)	13,813
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	619,665	127,344	—	—	747,009
Distillers grains	123,892	11,330	—	—	135,222
Renewable corn oil	47,668	—	—	—	47,668
Other	9,224	2,041	—	—	11,265
Intersegment revenues	—	6,836	—	(6,836)	—
Total revenues from contracts accounted for as derivatives	800,449	147,551	—	(6,836)	941,164
Leasing revenues under ASC 842 (2)	—	—	17,180	(17,180)	—
Total Revenues	$811,015	$149,762	$20,066	$(25,866)	$954,977

	Nine Months Ended September 30, 2022
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—	$—
Distillers grains	19,982	—	—	—	19,982
Renewable corn oil	—	—	—	—	—
Other	27,984	5,160	2,953	—	36,097
Intersegment revenues	—	234	5,788	(6,022)	—
Total revenues from contracts with customers	47,966	5,394	8,741	(6,022)	56,079
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	1,736,228	361,036	—	—	2,097,264
Distillers grains	365,839	34,629	—	—	400,468
Renewable corn oil	140,513	3,957	—	—	144,470
Other	19,188	31,337	—	—	50,525
Intersegment revenues	—	19,680	—	(19,680)	—
Total revenues from contracts accounted for as derivatives	2,261,768	450,639	—	(19,680)	2,692,727
Leasing revenues under ASC 842 (2)	—	—	50,079	(50,079)	—
Total Revenues	$2,309,734	$456,033	$58,820	$(75,781)	$2,748,806

(1)Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC 606.
(2)Leasing revenues do not represent revenues recognized from contracts with customers under ASC 606, and are accounted for under ASC 842, Leases.
Major Customers
Revenues from Customer A represented 14% of total revenues for both the three and nine months ended September 30, 2023, recorded within the ethanol production segment. For the three and nine months ended September 30, 2022, Customer A represented 14% and 13% of total revenues, respectively, recorded within the ethanol production segment.
3.    MERGER AND DISPOSITION
Green Plains Partners Definitive Merger Agreement
On September 16, 2023, the company, GPLP Holdings Inc. (“Holdings”), GPLP Merger Sub LLC (“Merger Sub”), the partnership, and Green Plains Holdings LLC, the general partner of the partnership (the “General Partner”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the partnership, with the partnership surviving as an indirect, wholly owned subsidiary of the company (the “Merger”).
Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding common unit representing a limited partner interest in the partnership (each, a “Partnership Common Unit”) other than partnership common units owned by the company, the General Partner and their respective affiliates (each, a “Public Common Unit”) will be converted into the right to receive, subject to adjustment as described in the Merger Agreement, (i) 0.405 shares of common stock, par value $0.001 per share, of the company (the “Company Common Stock” and the shares of the company common stock to be issued in the Merger, the “Stock Consideration”) and (ii) an amount of cash equal to the sum of (a) $2.00 plus (b) the product of (x) $0.455 divided by 90, multiplied by (y) the number of days from, but excluding, the last day of the calendar quarter with respect to which the General Partner has declared a quarterly cash distribution to the holders of partnership common units of no less than $0.455 per Partnership Common Unit with a record date prior to the date of the closing of the Merger (the “Closing Date”), to, but excluding, the Closing Date, computed on the basis of a 360-day year comprised of twelve 30-day months and the actual number of days for any period less than a calendar month, and rounded to the nearest whole cent, without interest (the “Cash Consideration” and, together with the Stock Consideration, the “Merger Consideration”). In addition, at the Effective Time, each of the outstanding awards relating to a Partnership Common Unit issued under a partnership long-term incentive plan (as defined in the Merger Agreement) will become fully vested and will be automatically canceled and converted into the right to receive, with respect to each Partnership Common Unit subject thereto, the Merger Consideration (plus any accrued but unpaid amounts in relation to distribution equivalent rights). Except for the incentive distribution rights representing limited partner interests in the partnership, which will be automatically canceled immediately prior to the Effective Time for no consideration in accordance with the First Amended and Restated Agreement of Limited Partnership of the partnership, dated as of July 1, 2015 (as amended, the “Partnership Agreement”), the limited partner interests in the partnership owned by the company, the General Partner and their respective affiliates prior to the Effective Time will remain outstanding as limited partner interests in the surviving entity. The economic general partner interest in the partnership will remain outstanding as a general partner interest in the surviving entity immediately following the Effective Time, and the General Partner will continue as the sole general partner of the surviving entity.
The Conflicts Committee (the "Conflicts Committee") of the board of directors of the General Partner has (i) determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, are in the best interests of the partnership, including the holders of public common units, (ii) approved the Transaction Documents related to the Merger (the "Transaction Documents") and the transactions contemplated thereby, including the Merger, on the terms and subject to the conditions set forth in the Transaction Documents (the foregoing constituting “Special Approval” as defined in the Partnership Agreement) and (iii) recommended to the board of directors of the General Partner the approval by the board of directors of the General Partner of the Transaction Documents and the execution, delivery and performance of the Transaction Documents and the transactions contemplated thereby, including the Merger. The board of directors of the General Partner (acting, in part, based upon the recommendation of the Conflicts Committee) has (i) determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, are in the best interests of the partnership, including the holders of Public Common Units, (ii) approved the Transaction Documents and the transactions contemplated thereby, including the Merger, (iii) authorized the execution and delivery of the Transaction Documents and the consummation of the transactions contemplated thereby, including the Merger, on the terms and subject to the conditions set forth in the Transaction Documents and (iv) directed that the Merger Agreement and the Merger be submitted to a vote of the limited partners of the partnership (the “Limited Partners”) for approval pursuant to Section 14.3 of the Partnership Agreement and authorized the limited partners to act by written consent pursuant to Section 13.11 of the partnership agreement.
The board of directors of the company (the “Company Board”) has (i) determined that the Merger Agreement and the transactions contemplated thereby, including the Merger and the issuance of the company Common Stock as part of the Merger Consideration (the “Company Stock Issuance”), are in the best interests of the company and its shareholders and (ii) approved and authorized the execution and delivery of the Transaction Documents and the consummation of the transactions contemplated thereby, including the Merger and the company stock issuance, on the terms and subject to the conditions set forth in the Transaction Documents.
The Merger Agreement contains customary representations and warranties from the parties, and each party has agreed to customary covenants applicable to such party, including, among others, covenants relating to (i) the company’s and the partnership’s conduct of business during the interim period between the execution of the Merger Agreement and the Effective Time and (ii) the obligation to use reasonable best efforts to cause the Merger to be consummated.
Completion of the Merger is subject to certain customary conditions, including, among others: (i) the receipt of the written consent as contemplated by the Merger Agreement; (ii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (iii) the effectiveness of a registration statement on Form S-4 relating to the shares of the company Common Stock to be issued as the Stock Consideration (the “Registration Statement”); (iv) approval for listing on The Nasdaq Stock Market LLC of the shares of the company common stock to be issued as the Stock Consideration; (v) subject to specified materiality standards, the accuracy of certain representations and warranties of each party; and (vi) compliance by each party in all material respects with its covenants.
The Merger Agreement provides for certain termination rights for both the company and the partnership, including in the event that (i) the parties agree by mutual written consent (duly authorized by the Conflicts Committee and the Company Board) to terminate the Merger Agreement, (ii) the Merger is not consummated by March 16, 2024, (iii) a law or injunction prohibiting the consummation of the transactions contemplated by the Merger Agreement is in effect and has become final and non-appealable, or (iv) the other party is in material breach of the Merger Agreement. The Merger Agreement provides that upon termination of the Merger Agreement under certain circumstances, (i) the company will be obligated to reimburse the partnership for its out-of-pocket fees and expenses and (ii) the partnership will be obligated to reimburse the company for its out-of-pocket fees and expenses, in each case, in an amount not to exceed $5 million.

Disposition of Green Plains Atkinson LLC
On September 7, 2023, the company completed the sale of the plant located in Atkinson, Nebraska and certain related assets and transfer of liabilities ("the Atkinson Transaction") for a sale price of $22.9 million, plus working capital of $1.0 million. Correspondingly, the company entered into a separate asset purchase agreement with the partnership for $2.1 million to acquire the storage assets and the associated railcar operating leases. The divested assets were reported within the company's ethanol production, agribusiness and energy services and partnership segments. The company recorded a pretax gain on the sale of the Atkinson plant of $4.6 million recorded within corporate activities.
The assets sold and liabilities transferred of the Atkinson plant at closing on September 7, 2023 were as follows (in thousands):

Amounts of Identifiable Assets Disposed and Liabilities Relinquished
Inventories	$3,226
Prepaid expenses and other	308
Property, plant and equipment	15,199
Operating lease right-of-use assets	3,428

Accrued and other liabilities	(367)
Operating lease current liabilities	(1,332)
Operating lease long-term liabilities	(2,096)
Other liabilities	(189)
Total identifiable net assets disposed	$18,177
The amounts reflected above represent working capital estimates, which are considered preliminary until contractual post-closing working capital adjustments are finalized, which had not yet occurred as of September 30, 2023.
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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at September 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$326,701	$—	$326,701
Restricted cash	39,459	—	39,459
Inventories carried at market	—	18,758	18,758
Derivative financial instruments - assets	—	14,037	14,037
Other assets	110	1	111
Total assets measured at fair value	$366,270	$32,796	$399,066

Liabilities
Accounts payable (1)	$—	$20,093	$20,093
Accrued and other liabilities (2)	—	6,269	6,269
Derivative financial instruments - liabilities	—	21,577	21,577
Other liabilities (2)	—	3,411	3,411
Total liabilities measured at fair value	$—	$51,350	$51,350

	Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$444,661	$—	$444,661
Restricted cash	55,615	—	55,615
Inventories carried at market	—	61,885	61,885
Derivative financial instruments - assets	—	16,420	16,420
Other assets	110	1	111
Total assets measured at fair value	$500,386	$78,306	$578,692

Liabilities
Accounts payable (1)	$—	$31,925	$31,925
Accrued and other liabilities (2)	—	1,909	1,909
Derivative financial instruments - liabilities	—	44,686	44,686
Other liabilities (2)	—	6,640	6,640
Total liabilities measured at fair value	$—	$85,160	$85,160
(1)Accounts payable is generally stated at historical amounts with the exception of $20.1 million and $31.9 million at September 30, 2023 and December 31, 2022, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.
(2)As of September 30, 2023 and December 31, 2022, respectively, accrued and other liabilities includes $6.3 million and $1.9 million and other liabilities includes $3.2 million and $6.6 million of consideration related to potential earn-out payments recorded at fair value.
As of September 30, 2023, the fair value of the company’s debt was approximately $663.5 million compared with a book value of $653.6 million. At December 31, 2022, the fair value of the company’s debt was approximately $654.5 million compared with a book value of $634.8 million. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair value of its accounts receivable approximated book value, which was $142.8 million and $108.6 million at September 30, 2023 and December 31, 2022, respectively.
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
The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Ethanol production
Revenues from external customers	$773,367	$811,015	$2,195,600	$2,309,734
Intersegment revenues	—	—	—	—
Total segment revenues	773,367	811,015	2,195,600	2,309,734
Agribusiness and energy services
Revenues from external customers	118,449	142,926	384,615	436,119
Intersegment revenues	6,632	6,836	18,675	19,914
Total segment revenues	125,081	149,762	403,290	456,033
Partnership
Revenues from external customers	954	1,036	3,136	2,953
Intersegment revenues	19,191	19,030	58,307	55,867
Total segment revenues	20,145	20,066	61,443	58,820
Revenues including intersegment activity	918,593	980,843	2,660,333	2,824,587
Intersegment eliminations	(25,823)	(25,866)	(76,982)	(75,781)
	$892,770	$954,977	$2,583,351	$2,748,806

Refer to Note 2 - Revenue, for further disaggregation of revenue by operating segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold
Ethanol production	$728,360	$843,843	$2,176,253	$2,310,224
Agribusiness and energy services	109,292	139,922	371,981	418,017
Intersegment eliminations	(26,353)	(26,908)	(76,839)	(77,561)
	$811,299	$956,857	$2,471,395	$2,650,680

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross margin
Ethanol production	$45,007	$(32,828)	$19,347	$(490)
Agribusiness and energy services	15,789	9,840	31,309	38,016
Partnership	20,145	20,066	61,443	58,820
Intersegment eliminations	530	1,042	(143)	1,780
	$81,471	$(1,880)	$111,956	$98,126

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating income (loss)
Ethanol production (1)	$11,973	$(64,121)	$(77,759)	$(87,773)
Agribusiness and energy services	11,313	5,205	17,612	25,894
Partnership	11,428	11,993	34,744	35,906
Intersegment eliminations	530	1,042	(143)	1,780
Corporate activities (2)	(14,070)	(15,999)	(52,300)	(51,748)
	$21,174	$(61,880)	$(77,846)	$(75,941)

(1)Operating income (loss) for ethanol production includes an inventory lower of cost or net realizable value adjustment of $1.7 million for the three and nine months ended September 30, 2023, and $11.2 million for the three and nine months ended September 30, 2022.
(2)Corporate activities for the three and nine months ended September 30, 2023 includes the $5.7 million pretax gain on sale of assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation and amortization
Ethanol production	$21,816	$21,555	$67,179	$59,101
Agribusiness and energy services	534	1,280	1,883	2,214
Partnership	780	1,194	2,424	2,915
Corporate activities	769	618	2,425	1,783
	$23,899	$24,647	$73,911	$66,013

The following table sets forth total assets by operating segment (in thousands):

	September 30, 2023	December 31, 2022
Total assets (1)
Ethanol production	$1,158,191	$1,157,791
Agribusiness and energy services	481,793	489,083
Partnership	108,773	108,680
Corporate assets	216,649	386,437
Intersegment eliminations	(14,262)	(18,860)
	$1,951,144	$2,123,131
(1)Asset balances by segment exclude intercompany balances.
6.    INVENTORIES
Inventories are carried at the lower of cost or net realizable value, except fair-value hedged inventories. The company recorded a $1.7 million and $12.3 million lower of cost or net realizable value inventory adjustment associated with finished goods in cost of goods sold within the ethanol production segment as of September 30, 2023 and December 31, 2022, respectively.
The components of inventories are as follows (in thousands):

	September 30, 2023	December 31, 2022
Finished goods	$83,214	$97,719
Commodities held for sale	18,758	61,885
Raw materials	42,211	55,983
Work-in-process	15,568	18,499
Supplies and parts	48,310	44,864
	$208,061	$278,950
7.    DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2023, the company’s consolidated balance sheet reflected unrealized losses of $8.1 million, net of tax, in accumulated other comprehensive loss. The company expects these items will be reclassified as operating income (loss) over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income (loss) will differ as commodity prices change.

Fair Values of Derivative Instruments
The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives' Fair Value				Liability Derivatives' Fair Value
	September 30, 2023		December 31, 2022		September 30, 2023		December 31, 2022
Derivative financial instruments - forwards	$14,037	(1)	$16,420	(2)	$21,577	(3)	$44,686	(4)
Other assets	1		1		—		—
Other liabilities	—		—		234		—
Total	$14,038		$16,421		$21,811		$44,686
(1)At September 30, 2023, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange-traded futures and options contracts of $2.2 million, which included $0.1 million of unrealized gains on derivative financial instruments designated as fair value hedging instruments, and the balance representing economic hedges.
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
(3)At September 30, 2023, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange-traded futures and options contracts of $0.3 million, which included $5.1 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments, $0.2 million of net unrealized gains on derivative financial instruments designated as fair value hedging instruments, and the balance representing economic hedges.
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

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$(917)	$6,958	$(2,435)	$5,219
Cost of goods sold	(13,234)	(4,760)	(18,688)	(3,748)
Net gain (loss) recognized in income (loss) before income taxes	$(14,151)	$2,198	$(21,123)	$1,471

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commodity contracts	$19,016	$10,234	$3,137	$3,427

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

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Exchange-traded futures and options	Revenues	$3,484	$1,302	$(7,661)	$1,271
Forwards	Revenues	121	(4,775)	4,747	(508)
Exchange-traded futures and options	Cost of goods sold	295	(13,455)	34,028	(53,663)
Forwards	Cost of goods sold	23,347	16,231	(8,940)	(2,066)
Net gain (loss) recognized in income (loss) before income taxes		$27,247	$(697)	$22,174	$(54,966)
The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	September 30, 2023		December 31, 2022
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Inventories	$18,758	$1,188	$61,885	$(13,776)

Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Three Months Ended September 30,
	2023		2022
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange-traded futures reclassified from accumulated other comprehensive income into income	$(917)	$(13,234)	$6,958	$(4,760)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair-value hedged inventories	—	1,135	—	1,656
Exchange-traded futures designated as hedging instruments	—	(1,122)	—	(4,262)
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$(917)	$(13,221)	$6,958	$(7,366)

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Nine Months Ended September 30,
	2023		2022
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange traded futures reclassified from accumulated other comprehensive income into income	$(2,435)	$(18,688)	$5,219	$(3,748)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair-value hedged inventories	—	(9,286)	—	11,492
Exchange-traded futures designated as hedging instruments	—	10,803	—	(8,973)
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$(2,435)	$(17,171)	$5,219	$(1,229)

The notional volume of open commodity derivative positions as of September 30, 2023, are as follows (in thousands):

	Exchange-Traded (1)		Non-Exchange-Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	(13,750)				Bushels	Corn
Futures	(420)	(4)			Bushels	Corn
Futures	(5,880)				Gallons	Ethanol
Futures	(1,315)				MmBTU	Natural Gas
Futures	6,080	(3)			MmBTU	Natural Gas
Futures	(5,895)	(4)			MmBTU	Natural Gas
Options	(1,283)				Bushels	Corn
Options	2,339				Gallons	Ethanol
Options	1				Tons	Soybean Meal
Options	10,079				Pounds	Soybean Oil
Options	1,839				MmBTU	Natural Gas
Forwards			25,672	3	Bushels	Corn
Forwards			6,844	(230,170)	Gallons	Ethanol
Forwards			86	(337)	Tons	Distillers Grains
Forwards			—	(81,881)	Pounds	Renewable Corn Oil
Forwards			10,816	(439)	MmBTU	Natural Gas
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
Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net losses of $0.1 million and net gains of $4.1 million for the three and nine months ended September 30, 2023, respectively, and net losses of $0.1 million and net gains of $1.2 million for the three and nine months ended September 30, 2022, respectively, on energy trading contracts.

8.    DEBT
The components of long-term debt are as follows (in thousands):

	September 30, 2023	December 31, 2022
Corporate
2.25% convertible notes due 2027 (1)	$230,000	$230,000
Green Plains SPE LLC
$125.0 million junior secured mezzanine notes due 2026 (2)	125,000	125,000
Green Plains Wood River and Green Plains Shenandoah
$75.0 million loan agreement (3)	73,500	74,625
Green Plains Partners
$60.0 million term loan (4)	55,969	58,969
Other	14,830	15,097
Total book value of long-term debt	499,299	503,691
Unamortized debt issuance costs	(5,418)	(6,610)
Less: current maturities of long-term debt	(1,936)	(1,838)
Total long-term debt	$491,945	$495,243
(1)Includes $4.3 million and $5.2 million of unamortized debt issuance costs as of September 30, 2023 and December 31, 2022, respectively.
(2)Includes $0.5 million and $0.7 million of unamortized debt issuance costs as of September 30, 2023 and December 31, 2022, respectively.
(3)Includes $0.3 million of unamortized debt issuance costs as of both September 30, 2023 and December 31, 2022.
(4)Includes $0.3 million and $0.4 million of unamortized debt issuance costs as of September 30, 2023 and December 31, 2022, respectively.
The components of short-term notes payable and other borrowings are as follows (in thousands):

	September 30, 2023	December 31, 2022
Green Plains Finance Company, Green Plains Grain and Green Plains Trade
$350.0 million revolver	$150,000	$115,000
Green Plains Commodity Management
$40.0 million hedge line	9,747	22,678
	$159,747	$137,678
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
During May 2021, the company entered into a privately negotiated agreement with certain noteholders of the company’s 4.00% notes. Under this agreement, approximately 3.6 million shares of the company’s common stock were exchanged for $51.0 million in aggregate principal amount of the 4.00% notes.
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
The Junior Notes will mature on February 9, 2026 and are secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. The proceeds of the Junior Notes were used to construct high protein processing systems at the Green Plains Obion and Green Plains Mount Vernon facilities. The Junior Notes accrue interest at an annual rate of 11.75%. However, subject to the satisfaction of certain conditions, the Green Plains SPE LLC may elect to pay an amount in cash equal to interest accruing at a rate of 6.00% per annum plus an amount equal to interest accruing at a rate of 6.75% per annum to be paid in kind. The entire outstanding principal balance, plus any accrued and unpaid interest is due upon maturity. Green Plains SPE LLC is required to comply with certain financial covenants regarding minimum liquidity at Green Plains and a maximum aggregate loan to value. The Junior Notes can be retired or refinanced after 42 months with no prepayment premium. The Junior Notes have an unsecured parent guarantee from the company and have certain limitations on distributions, dividends or loans to the company unless there will not exist any event of default. At September 30, 2023, the interest rate on the Junior Notes was 11.75%.
On September 3, 2020, Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of the company, entered into a loan agreement with MetLife Real Estate Lending LLC. The $75.0 million loan matures on September 1, 2035 and is secured by substantially all of the assets of the Wood River and Shenandoah facilities. The proceeds from the loan were used to add MSC™ technology at the Wood River and Shenandoah facilities as well as other capital expenditures.
The loan bears interest at a fixed rate of 5.02%, plus an interest rate premium of 1.5% until the loan is fully drawn. The remaining availability was drawn in the first quarter of 2022. Beginning in the second quarter of 2022, the interest rate premium may be adjusted quarterly from 0.00% to 1.50% based on the leverage ratio of total funded debt to EBITDA of Wood River and Shenandoah. Principal payments of $1.5 million per year began 24 months from the closing date. Prepayments are prohibited until September 2024. Financial covenants of the loan agreement include a minimum loan to value ratio of 50%, a minimum fixed charge coverage ratio of 1.25x, a total debt service reserve of six months of future principal and interest payments and a minimum working capital requirement at Green Plains of not less than $0.10 per gallon of nameplate capacity or $95.8 million. The loan is guaranteed by the company and has certain limitations on distributions, dividends or loans to Green Plains by Wood River and Shenandoah unless immediately after giving effect to such action, there will not exist any event of default. At September 30, 2023, the interest rate on the loan was 6.52%.
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
The Facility also includes customary events of default, including without limitation, failure to make required payments of principal or interest, material incorrect representations and warranties, breach of covenants, events of bankruptcy and other certain matters. The Facility is secured by the working capital assets of the Borrowers and is guaranteed by the company. At September 30, 2023, the interest rate on the Facility was 8.74%.
Green Plains Commodity Management has an uncommitted $40.0 million revolving credit facility to finance margins related to its hedging programs. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At September 30, 2023, the interest rate on the facility was 7.06%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of September 30, 2023.
Partnership Segment
Green Plains Partners has a term loan to fund working capital, capital expenditures and other general partnership purposes. The term loan has a maturity date of July 20, 2026. Interest on the term loan is based on 3-month SOFR plus 8.26%, and is payable on the 15th day of each March, June, September and December. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter beginning twelve months after the closing date. The partnership repurchased $1.0 million of the outstanding notes during the six months ended September 30, 2022. Prepayments totaling $1.5 million and $3.0 million were made during the three and nine months ended September 30, 2023, respectively.
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
Under the terms of the loan, the partnership has no restrictions on the amount of quarterly distribution payments, so long as (i) no default has occurred and is continuing, or would result from payment of the distribution, and (ii) the partnership and its subsidiaries are in compliance with its financial covenants and remain in compliance after payment of the distribution. The term loan is not guaranteed by the company. At September 30, 2023, the interest rate on the term loan was 13.67%. On October 30, 2023, the partnership entered into an amendment to the term loan to include written consent from the lenders to permit the Merger to be completed.
On April 19, 2023, the term loan was amended to change the underlying floating interest rate to a SOFR-based rate from a LIBOR-based rate. The impact of the amendment was not material to interest expense.
Covenant Compliance
The company was in compliance with its debt covenants as of September 30, 2023.
Restricted Net Assets
At September 30, 2023, there were approximately $121.9 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.
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

Restricted Stock Awards and Deferred Stock Units
The restricted non-vested stock awards and deferred stock units activity for the nine months ended September 30, 2023, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2022	813,033	$19.98
Granted	288,755	34.07
Forfeited	(42,078)	29.42
Vested	(457,502)	13.63
Non-Vested at September 30, 2023	602,208	$30.90	1.5
Performance Share Awards
On March 9, 2023, March 14, 2022, and February 18, 2021, the board of directors granted performance shares to be awarded in the form of common stock to certain participants of the plan. These performance shares vest based on the level of achievement of certain performance goals, including the incremental value achieved from the company's high-protein initiatives, annual production levels and return on investment (ROI). Performance shares granted in 2023, 2022 and 2021 do not contain market based factors requiring a Monte Carlo valuation model. The performance shares were granted at a target of 100%, but each performance share can be reduced or increased depending on results for the performance period. If the company achieves the maximum performance goals, the maximum amount of shares available to be issued pursuant to the 2023, 2022 and 2021 awards are 904,418 performance shares which represents approximately 223% of the 404,740 performance shares which remain outstanding. The actual number of performance shares that will ultimately vest is based on the actual performance targets achieved at the end of the performance period.
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
The non-vested performance share award activity for the nine months ended September 30, 2023, is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2022	482,811	$18.22
Granted	200,294	27.74
Forfeited	(13,069)	27.50
Vested	(265,296)	6.21
Non-Vested at September 30, 2023	404,740	$30.51	1.5
Green Plains Partners
Green Plains Partners has a long-term incentive plan (LTIP) intended to promote the interests of the partnership, its general partner and affiliates by providing unit-based incentive compensation awards to employees, consultants and directors to encourage superior performance. The LTIP reserves 2.5 million common limited partner units for issuance in the form of options, restricted units, phantom units, distribution equivalent rights, substitute awards, unit appreciation rights, unit awards, profit interest units or other unit-based awards. The partnership measures unit-based compensation related to equity awards in its consolidated financial statements over the requisite service period on a straight-line basis.
The non-vested unit-based awards activity for the nine months ended September 30, 2023, is as follows:

	Non-Vested Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2022	19,707	$12.18
Granted	18,549	12.94
Vested	(19,707)	12.18
Non-Vested at September 30, 2023 (1)	18,549	$12.94	0.8
(1)Per the Merger Agreement, each of these unvested awards will become fully vested at the Effective Time of the Merger.
Stock-Based and Unit Based Compensation Expense
Compensation costs for stock-based and unit-based payment plans were $2.7 million and $9.4 million for the three and nine months ended September 30, 2023, respectively, and $2.4 million and $6.6 million for the three and nine months ended September 30, 2022, respectively. At September 30, 2023, there was $18.6 million of unrecognized compensation costs from stock-based and unit-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 1.5 years. The potential tax benefit related to stock-based payment is approximately 23.9% of these expenses.
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

The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
EPS - basic
Net income (loss) attributable to Green Plains	$22,311	$(73,526)	$(100,617)	$(88,602)
Weighted average shares outstanding - basic	58,910	57,677	58,780	54,550
EPS - basic	$0.38	$(1.27)	$(1.71)	$(1.62)

EPS - diluted
Net income (loss) attributable to Green Plains	$22,311	$(73,526)	$(100,617)	$(88,602)
Interest and amortization on 2.25% convertible notes due 2027, net of tax effect	1,201	—	—	—
Net income (loss) attributable to Green Plains - diluted	$23,512	$(73,526)	$(100,617)	$(88,602)

Weighted average shares outstanding - basic	58,910	57,677	58,780	54,550
Effect of dilutive 2.25% convertible notes due 2027	7,273	—	—	—
Effect of dilutive warrants	837	—	—	—
Effect of dilutive stock-based compensation awards	382	—	—	—
Weighted average shares outstanding - diluted	$67,402	$57,677	$58,780	$54,550
EPS - diluted	$0.35	$(1.27)	$(1.71)	$(1.62)

Anti-dilutive weighted-average convertible debt, warrants and stock-based compensation (1)	—	8,660	8,516	8,571
(1)For the nine months ended September 30, 2023, the effects related to the company’s 2.25% convertible notes due in 2027, warrants and certain stock-based compensation awards have been excluded from diluted EPS as the inclusion of these shares would have been anti-dilutive. For the three and nine months ended September 30, 2022, the effects related to the company's 2.25% convertible notes due in 2027, warrants and certain stock-based compensation awards were excluded from diluted EPS as the inclusion of these shares would have been anti-dilutive.
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

Components of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2022	62,101	$62	$1,110,151	$(142,417)	$(26,591)	2,805	$(31,174)	$910,031	$151,035	$1,061,066
Net loss	—	—	—	(70,324)	—	—	—	(70,324)	4,075	(66,249)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(5,305)	(5,305)
Other comprehensive loss before reclassification	—	—	—	—	(12,788)	—	—	(12,788)	—	(12,788)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	1,701	—	—	1,701	—	1,701
Other comprehensive loss, net of tax	—	—	—	—	(11,087)	—	—	(11,087)	—	(11,087)
Investment in subsidiaries	—	—	—	—	—	—	—	—	185	185
Stock-based compensation	217	—	(5,632)	—	—	—	—	(5,632)	59	(5,573)
Balance, March 31, 2023	62,318	62	1,104,519	(212,741)	(37,678)	2,805	(31,174)	822,988	150,049	973,037
Net loss	—	—	—	(52,604)	—	—	—	(52,604)	4,284	(48,320)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(6,497)	(6,497)
Other comprehensive loss before reclassification	—	—	—	—	710	—	—	710	—	710
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	3,602	—	—	3,602	—	3,602
Other comprehensive income, net of tax	—	—	—	—	4,312	—	—	4,312	—	4,312
Investment in subsidiaries	—	—	—	—	—	—	—	—	8	8
Stock-based compensation	15	—	3,252	—	—	—	—	3,252	60	3,312
Balance, June 30, 2023	62,333	62	1,107,771	(265,345)	(33,366)	2,805	(31,174)	777,948	147,904	925,852
Net income	—	—	—	22,311	—	—	—	22,311	3,981	26,292
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(5,663)	(5,663)
Other comprehensive income (loss) before reclassification	—	—	—	—	14,469	—	—	14,469	—	14,469
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	10,767	—	—	10,767	—	10,767
Other comprehensive income (loss), net of tax	—	—	—	—	25,236	—	—	25,236	—	25,236
Investment in subsidiary	—	—	—	—	—	—	—	—	65	65
Stock-based compensation	(15)	—	2,654	—	—	—	—	2,654	60	2,714
Balance, September 30, 2023	62,318	$62	$1,110,425	$(243,034)	$(8,130)	2,805	$(31,174)	$828,149	$146,347	$974,496

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2021	61,840	$62	$1,069,573	$(15,199)	$(12,310)	8,244	$(91,626)	$950,500	$151,519	$1,102,019
Net income (loss)	—	—	—	(61,474)	—	—	—	(61,474)	5,602	(55,872)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(5,122)	(5,122)
Other comprehensive income (loss) before reclassification	—	—	—	—	5,386	—	—	5,386	—	5,386
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	(1,965)	—	—	(1,965)	—	(1,965)
Other comprehensive income, net of tax	—	—	—	—	3,421	—	—	3,421	—	3,421
Investment in subsidiaries	—	—	—	—	—	—	—	—	24	24
Stock-based compensation	226	—	(1,922)	—	—	—	—	(1,922)	59	(1,863)
Balance, March 31, 2022	62,066	62	1,067,651	(76,673)	(8,889)	8,244	(91,626)	890,525	152,082	1,042,607
Net income	—	—	—	46,398	—	—	—	46,398	6,322	52,720
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(8,098)	(8,098)
Other comprehensive income (loss) before reclassification	—	—	—	—	(10,535)	—	—	(10,535)	—	(10,535)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	2,515	—	—	2,515	—	2,515
Other comprehensive loss, net of tax	—	—	—	—	(8,020)	—	—	(8,020)	—	(8,020)
Investment in subsidiaries	—	—	—	—	—	—	—	—	190	190
Stock-based compensation	21	—	2,270	—	—	—	—	2,270	60	2,330
Balance, June 30, 2022	62,087	62	1,069,921	(30,275)	(16,909)	8,244	(91,626)	931,173	150,556	1,081,729
Net income (loss)	—	—	—	(73,526)	—	—	—	(73,526)	5,623	(67,903)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(5,247)	(5,247)
Other comprehensive income (loss) before reclassification	—	—	—	—	7,740	—	—	7,740	—	7,740
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	(1,662)	—	—	(1,662)	—	(1,662)
Other comprehensive income (loss), net of tax	—	—	—	—	6,078	—	—	6,078	—	6,078
Exchange of 4.125% convertible notes due 2022	—	—	19,756	—	—	(1,188)	13,211	32,967	—	32,967
Redemption of 4.00% convertible notes due 2024	—	—	15,797	—	—	(4,251)	47,241	63,038	—	63,038
Investment in subsidiary	—	—	—	—	—	—	—	—	199	199
Stock-based compensation	1	—	2,312	—	—	—	—	2,312	61	2,373
Balance, September 30, 2022	62,088	$62	$1,107,786	$(103,801)	$(10,831)	2,805	$(31,174)	$962,042	$151,192	$1,113,234

Amounts reclassified from accumulated other comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Statements of Operations Classification
	2023	2022	2023	2022
Gains (losses) on cash flow hedges
Commodity derivatives	$(917)	$6,958	$(2,435)	$5,219	(1)
Commodity derivatives	(13,234)	(4,760)	(18,688)	(3,748)	(2)
Total gains (losses) on cash flow hedges	(14,151)	2,198	(21,123)	1,471	(3)
Income tax benefit (expense)	3,384	(536)	5,053	(359)	(4)
Amounts reclassified from accumulated other comprehensive loss	$(10,767)	$1,662	$(16,070)	$1,112
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
The company recorded income tax benefit of $7.8 million for the three months ended September 30, 2023, compared with income tax benefit of $1.9 million for the same period in 2022. The increase in the amount of tax benefit recorded for the three months ended September 30, 2023 was primarily due to a decrease in the valuation allowance recorded against deferred tax assets related to gains (losses) on derivatives.
The effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.
13.    COMMITMENTS AND CONTINGENCIES
Lease Expense
The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to approximately 14.1 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease expense
Operating lease expense	$7,155	$5,220	$20,744	$15,608
Variable lease expense (benefit) (1)	211	776	(96)	1,181
Total lease expense	$7,366	$5,996	$20,648	$16,789
(1)Represents amounts incurred in excess of the minimum payments required for a certain building lease and for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,075	$4,949	$19,914	$14,823

Right-of-use assets obtained in exchange for lease obligations
Operating leases	4,330	1,428	27,786	13,151

Right-of-use assets and lease obligations derecognized due to lease modifications:
Operating leases (1)	3,428	—	3,428	—
(1)As part of the Atkinson disposition, the company derecognized $3.4 million of right-of-use assets and lease obligations related to railcar operating leases.
Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term	4.6 years	4.9 years

Weighted average discount rate	5.09%	4.32%

Aggregate minimum lease payments under the operating lease agreements for the remainder of 2023 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2023	$7,334
2024	25,824
2025	21,256
2026	14,808
2027	11,312
Thereafter	12,809
Total	93,343
Less: Present value discount	(10,711)
Lease liabilities	$82,632
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
Commodities, Storage and Transportation
As of September 30, 2023, the company had contracted future purchases of grain, ethanol, distillers grains, and natural gas valued at approximately $205.8 million and future commitments for storage and transportation valued at approximately $27.2 million.
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
Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A, “Risk Factors” in this report, or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to a number of economic conditions and other factors, including: competition in the ethanol industry and other industries in which we operate; commodity market risks, including those that may result from weather conditions; financial market risks; counterparty risks; risks associated with changes to government policy or regulation, including changes to tax laws; risks related to acquisition and disposition activities and achieving anticipated results; risks associated with merchant trading; risks related to our equity method investees; disruption caused by health epidemics, such as the COVID-19 outbreak; our ability to consummate the transactions contemplated by the Merger Agreement; the anticipated completion of the Merger and the timing thereof; the failure to realize any anticipated cost savings or other benefits of the Merger; the possible diversion of management time on Merger-related issues; and other factors detailed in reports filed with the SEC. Additional risks related to Green Plains Partners LP include compliance with commercial contractual obligations, potential tax consequences related to our investment in the partnership and risks disclosed in the partnership’s SEC filings associated with the operation of the partnership as a separate, publicly traded entity.
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
Green Plains Partners LP, a master limited partnership, is our primary downstream storage and logistics provider since its assets are the principal method of storing and delivering the ethanol we produce. As of September 30, 2023, we own a 48.8% limited partner interest, a 2.0% general partner interest and all of the partnership’s incentive distribution rights. The public owns the remaining 49.2% limited partner interest. The partnership is consolidated in our financial statements, and we record a noncontrolling interest for the economic interest in the partnership held by the public common unitholders.
We group our business activities into the following three operating segments to manage performance:
•Ethanol Production. Our ethanol production segment includes the production of ethanol, distillers grains, Ultra-High Protein and renewable corn oil at ten ethanol plants in Illinois, Indiana, Iowa, Minnesota, Nebraska and Tennessee. At capacity, our facilities are capable of processing approximately 310 million bushels of corn per year and producing approximately 903 million gallons of ethanol, 2.2 million tons of distillers grains and Ultra-High Protein, and 300 million pounds of renewable corn oil, a low-carbon feedstock for biodiesel and renewable diesel. We are one of the largest ethanol producers in North America.
•Agribusiness and Energy Services. Our agribusiness and energy services segment includes grain procurement, with approximately 21.4 million bushels of grain storage capacity, and our commodity marketing business, which markets, sells and distributes the ethanol, distillers grains, Ultra-High Protein and renewable corn oil produced at our ethanol plants. We also market ethanol for a third-party producer as well as buy and sell ethanol, distillers grains, Ultra-High Protein, renewable corn oil, grain, natural gas and other commodities in various markets.
•Partnership. Our master limited partnership provides fuel storage and transportation services through owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership’s assets include 24 ethanol storage facilities, two fuel terminal facilities and approximately 2,210 leased railcars.
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
Seven biorefineries have committed to carbon capture and sequestration through carbon pipeline transport, four with Summit Carbon Solutions and three with another provider, which will lower GHG emissions through the capture of carbon dioxide at each of these biorefineries, significantly lowering their CI. We anticipate completion of the Summit Carbon Solutions projects in 2026, and the remainder in 2025. In addition, we are collaborating with global partners to explore innovative options for carbon use, such as synthetic methane production at Madison and Obion. We intend to sequester the carbon from fermentation at Mount Vernon as well. Reducing the CI of our fuel ethanol could allow us to benefit from state and federal clean fuel programs, including LCFS and federal tax credits under the Inflation Reduction Act, and could position our low-carbon ethanol as a potential feedstock for ATJ pathways to produce SAF.
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

Recent Developments
The Partnership Merger
On September 16, 2023, the company, Holdings, Merger Sub, the partnership, and the General Partner, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the partnership, with the partnership surviving as an indirect, wholly owned subsidiary of the company. Refer to Note 3 - Merger and Disposition included in the notes to the unaudited consolidated financial statements included herein for more information.
Disposition of Atkinson Ethanol Plant
On July 25, 2023, Green Plains Atkinson LLC, a wholly owned subsidiary of the company, entered into an asset purchase agreement to sell the plant located in Atkinson, Nebraska (the “Atkinson Transaction”). Correspondingly, we entered into a separate asset purchase agreement with the partnership to acquire the storage assets and the associated railcar operating leases.
On September 7, 2023, we completed the Atkinson Transaction and sale of certain related assets and transfer of certain related liabilities. The divested assets were reported within our ethanol production, agribusiness and energy services and partnership segments. The company recorded a pretax gain on the sale of the Atkinson plant of $4.6 million recorded within corporate activities. Refer to Note 3 - Merger and Disposition included in the notes to the unaudited consolidated financial statements included herein for more information.
Wood River Incident
On April 17, 2023, during routine maintenance on a whole stillage tank, we experienced an explosion at our Wood River, Nebraska facility. We worked with various regulatory agencies, state and local authorities, and our insurance providers to evaluate the financial impact of the incident. We estimate there was a loss during the second and third quarters of 2023 of approximately $15 million to $17 million related to this incident, before insurance proceeds, which covered a portion of the estimated loss.
Results of Operations
During the third quarter of 2023, we maintained an average utilization rate of approximately 93.9% of capacity, resulting in ethanol production of 223.4 mmg for the third quarter of 2023, compared with 219.4 mmg, or 90.9% of capacity, for the same quarter last year. Our operating strategy is to transform our company to a value-add agricultural technology company. Depending on the margin environment, we may exercise operational discretion that results in reductions in production volumes. It is possible that throughput volumes could be below our minimum volume commitments made to the partnership in the future, depending on various factors that drive each biorefinery's variable contribution margin, including future driving and gasoline demand for the industry, demand for valuable coproducts we produce, and the supply and pricing of renewable feedstocks needed to operate our biorefineries. We are currently producing Ultra-High Protein at five locations, and we are deploying the FQT MSC™ technology at select additional locations across our platform to help meet growing global demand for protein feed ingredients and low-carbon renewable corn oil.
U.S. Ethanol Supply and Demand
According to the EIA, domestic ethanol production averaged 1.04 million barrels per day during the third quarter of 2023, which was 6.2% higher than the 979 thousand barrels per day for the same quarter last year. Refiner and blender input volume was 907 thousand barrels per day for the third quarter of 2023, compared with 902 thousand barrels per day for the same quarter last year. Gasoline demand was in line with the prior year at 8.8 million barrels per day during the third quarter of 2023. U.S. domestic ethanol ending stocks increased by approximately 0.2 million barrels compared to the prior year, or 0.9%, to 21.9 million barrels as of September 30, 2023. As of this filing, according to Prime the Pump, there were approximately 3,244 retail stations selling E15 year-round in 31 states, and approximately 386 suppliers at 113 pipeline terminal locations now offer E15 to wholesale customers.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through August 31, 2023, were approximately 921 mmg, down from the 1,012 mmg for the same period of 2022. Canada was the largest export destination for U.S. ethanol accounting for approximately 46% of domestic ethanol export volume, driven in part by their national clean fuel standard. The United Kingdom, the Netherlands, South Korea, and India accounted for approximately 11%, 9%, 8% and 5%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.3 to 1.5 billion gallons in 2023, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce GHG emissions through low-carbon fuel programs and eliminate MTBE from their own fuel supplies. Fluctuations in currencies relative to the U.S. dollar could impact the U.S. ethanol competitiveness in the global market.
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
Federal mandates and state-level clean fuel standards supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying the fuel supply, supporting U.S. farmers and reducing the country’s dependence on foreign oil. Consumer acceptance of FFVs and increased use of higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in the U.S. light duty surface transportation fleet market share. In addition, expansion of clean fuel standards in other states and countries, or a national LCFS could increase the demand for ethanol, depending on how they are structured. Incentives for automakers to produce FFVs phased out in 2020, and the EPA's recently proposed Corporate Average Fuel Economy (CAFE) standards further incentivize EV production, with the administration's stated goal of having EVs represent two-thirds of vehicles sold by 2032. Sales of EVs in the U.S. were approximately 313,000 vehicles during the third quarter of 2023, which represented approximately 7.9% of new vehicles sales. Transition of the light duty surface transportation fleet from internal combustion engines to EVs could decrease the demand for ethanol.
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
As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for an SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant them a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for the 2016, 2017 and 2018 reporting years than it had in prior years, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly. In the waning days of the previous administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the previous administration, erasing a total 4.3 billion gallons of blending requirements. Under the current administration, the EPA reversed the three SREs issued in the final weeks of the previous administration, and in conjunction with the RVO rulemaking for 2020, 2021, and 2022, denied all pending SREs; however, the EPA allowed for so-called "alternative compliance" for these refineries, which in practice waived their blending obligations for those years. The EPA reiterated its stance of denying all SRE applications in the final 2023, 2024 and 2025 RVO rulemaking, and on July 14, 2023 announced that they had denied 26 SREs for the 2016-2018 and 2021-2023 compliance years, leaving only two SREs pending. There are multiple on-going legal challenges to how the EPA has handled SREs and RFS rulemakings.
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
To respond to COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the CARES Act in March 2020, which created and funded multiple programs that have impacted our industry. The CARES Act also allowed for certain net operating loss carrybacks, which has allowed us to receive certain tax refunds. In December 2020, Congress passed and the then President signed into law an annual spending package coupled with another COVID relief bill which included additional funds for the Secretary of Agriculture to distribute to those impacted by the pandemic. The language of the bill specifically included biofuels producers as eligible for some of this aid, and in May 2022, the USDA distributed funds to us in the amount of $27.7 million pursuant to this bill. In July 2023, the USDA distributed supplemental program funds to us in the amount of $3.4 million.
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
Comparability
There are various events that could affect comparability of our operating results, including increased production rates in 2023 from 2022.
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

The selected operating segment financial information is as follows (in thousands):

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2023	2022		2023	2022
Revenues
Ethanol production
Revenues from external customers	$773,367	$811,015	(4.6)%	$2,195,600	$2,309,734	(4.9)%
Intersegment revenues	—	—	—	—	—	—
Total segment revenues	773,367	811,015	(4.6)	2,195,600	2,309,734	(4.9)
Agribusiness and energy services
Revenues from external customers	118,449	142,926	(17.1)	384,615	436,119	(11.8)
Intersegment revenues	6,632	6,836	(3.0)	18,675	19,914	(6.2)
Total segment revenues	125,081	149,762	(16.5)	403,290	456,033	(11.6)
Partnership
Revenues from external customers	954	1,036	(7.9)	3,136	2,953	6.2
Intersegment revenues	19,191	19,030	0.8	58,307	55,867	4.4
Total segment revenues	20,145	20,066	0.4	61,443	58,820	4.5
Revenues including intersegment activity	918,593	980,843	(6.3)	2,660,333	2,824,587	(5.8)
Intersegment eliminations	(25,823)	(25,866)	(0.2)	(76,982)	(75,781)	1.6
	$892,770	$954,977	(6.5)%	$2,583,351	$2,748,806	(6.0)%

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2023	2022		2023	2022
Cost of goods sold
Ethanol production	$728,360	$843,843	(13.7)%	$2,176,253	$2,310,224	(5.8)%
Agribusiness and energy services	109,292	139,922	(21.9)	371,981	418,017	(11.0)
Intersegment eliminations	(26,353)	(26,908)	(2.1)	(76,839)	(77,561)	(0.9)
	$811,299	$956,857	(15.2)%	$2,471,395	$2,650,680	(6.8)%

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2023	2022		2023	2022
Gross margin
Ethanol production	$45,007	$(32,828)	237.1%	$19,347	$(490)	*%
Agribusiness and energy services	15,789	9,840	60.5	31,309	38,016	(17.6)
Partnership	20,145	20,066	0.4	61,443	58,820	4.5
Intersegment eliminations	530	1,042	(49.1)	(143)	1,780	(108.0)
	$81,471	$(1,880)	*%	$111,956	$98,126	14.1%

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2023	2022		2023	2022
Operating income (loss)
Ethanol production (1)	$11,973	$(64,121)	118.7%	$(77,759)	$(87,773)	(11.4)%
Agribusiness and energy services	11,313	5,205	117.3	17,612	25,894	(32.0)
Partnership	11,428	11,993	(4.7)	34,744	35,906	(3.2)
Intersegment eliminations	530	1,042	(49.1)	(143)	1,780	(108.0)
Corporate activities (2)	(14,070)	(15,999)	(12.1)	(52,300)	(51,748)	1.1
	$21,174	$(61,880)	134.2%	$(77,846)	$(75,941)	2.5%
(1)Operating income (loss) for ethanol production includes an inventory lower of cost or net realizable value adjustment of $1.7 million for the three and nine months ended September 30, 2023, and $11.2 million for the three and nine months ended September 30, 2022.
(2)Corporate activities for the three and nine months ended September 30, 2023 includes a $5.7 million pretax gain on sale of assets.

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2023	2022		2023	2022
Depreciation and amortization
Ethanol production	$21,816	$21,555	1.2%	$67,179	$59,101	13.7%
Agribusiness and energy services	534	1,280	(58.3)	1,883	2,214	(15.0)
Partnership	780	1,194	(34.7)	2,424	2,915	(16.8)
Corporate activities	769	618	24.4	2,425	1,783	36.0
	$23,899	$24,647	(3.0%)	$73,911	$66,013	12.0%
* Percentage variances not considered meaningful.
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

The following table reconciles net loss including noncontrolling interest to adjusted EBITDA (in thousands):

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2023	2022		2023	2022
Net income (loss)	$26,292	$(67,903)	138.7%	$(88,277)	$(71,055)	24.2%
Interest expense	9,550	9,576	(0.3)	29,029	26,182	10.9
Income tax benefit	(7,763)	(1,888)	311.2	(5,353)	(146)	*
Depreciation and amortization (1)	23,899	24,647	(3.0)	73,911	66,013	12.0
EBITDA	51,978	(35,568)	246.1	9,310	20,994	(55.7)
Other income (2)	(3,440)	—	*	(3,440)	(27,712)	(87.6)
Gain on sale of assets	(5,651)	—	*	(5,651)	—	*
Proportional share of EBITDA adjustments to equity method investees	45	45	—	135	135	—
Adjusted EBITDA	$42,932	$(35,523)	220.9%	$354	$(6,583)	105.4%
(1)Excludes amortization of operating lease right-of-use assets and amortization of debt issuance costs.
(2)Other income includes grants received from the USDA related to the Biofuel Producer Program of $3.4 million for the three and nine months ended September 30, 2023 and $27.7 million for the nine months ended September 30, 2022.
The following table reconciles segment EBITDA to consolidated adjusted EBITDA (in thousands):

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2023	2022		2023	2022
Adjusted EBITDA
Ethanol production (1)	$37,815	$(42,471)	189.0%	$(6,201)	$(517)	*%
Agribusiness and energy services	12,160	6,536	86.0	20,258	28,009	(27.7)
Partnership	12,638	13,270	(4.8)	38,382	39,275	(2.3)
Intersegment eliminations	530	1,042	(49.1)	(143)	1,780	(108.0)
Corporate activities (2)	(11,165)	(13,945)	(19.9)	(42,986)	(47,553)	(9.6)
EBITDA	51,978	(35,568)	246.1	9,310	20,994	(55.7)
Other income (3)	(3,440)	—	*	(3,440)	(27,712)	(87.6)
Gain on sale of assets	(5,651)	—	*	(5,651)	—	*
Proportional share of EBITDA adjustments to equity method investees	45	45	—	135	135	—
	$42,932	$(35,523)	220.9%	$354	$(6,583)	105.4%

(1)Ethanol production includes an inventory lower of cost or net realizable value adjustment of $1.7 million for the three and nine months ended September 30, 2023, and $11.2 million for the three and nine months ended September 30, 2022.
(2)Includes corporate expenses, offset by a gain on sale of assets of $5.7 million for the three and nine months ended September 30, 2023.
(3)Other income includes grants received from the USDA related to the Biofuel Producer Program of $3.4 million for the three and nine months ended September 30, 2023 and $27.7 million for the nine months ended September 30, 2022.
* Percentage variances not considered meaningful.
Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
Consolidated Results
Consolidated revenues decreased $62.2 million for the three months ended September 30, 2023 compared with the same period in 2022 primarily due to lower weighted average selling prices on ethanol and distillers grains, as well as lower volumes sold on distillers grains, partially offset by higher volumes sold on ethanol and renewable corn oil, as well as higher weighted average selling prices on renewable corn oil within our ethanol production segment as described below. Revenues were also lower within our agribusiness and energy services segment as a result of decreased ethanol and distillers grains trading volumes.
Net income increased $94.2 million and adjusted EBITDA increased $78.5 million for the three months ended September 30, 2023 compared with the same period last year primarily due to higher margins in our ethanol production segment and to a lesser extent in our agribusiness and energy services segment. Interest expense was consistent for the three months ended September 30, 2023 compared with the same period in 2022. Income tax benefit was $7.8 million for the three months ended September 30, 2023 compared with income tax benefit of $1.9 million for the same period in 2022 primarily due to a decrease in the valuation allowance recorded against certain deferred tax assets for the three months ended September 30, 2023.
The following discussion provides greater detail about our third quarter segment performance.
Ethanol Production Segment
Key operating data for our ethanol production segment is as follows:

	Three Months Ended September 30,
	2023	2022	% Variance

Ethanol sold
(thousands of gallons)	223,469	219,166	2.0%
Distillers grains sold
(thousands of equivalent dried tons)	514	571	(10.0)
Ultra-High Protein sold
(thousands of tons)	61	15	306.7
Renewable corn oil sold
(thousands of pounds)	74,227	72,975	1.7
Corn consumed
(thousands of bushels)	76,544	75,308	1.6%
Revenues in our ethanol production segment decreased $37.6 million for the three months ended September 30, 2023 compared with the same period in 2022, primarily due to lower weighted average selling prices on ethanol and distillers grains resulting in decreased revenues of $20.3 million and $23.3 million, respectively, as well as lower distillers grains volumes sold resulting in decreased revenues of $2.5 million, partially offset by higher ethanol and renewable corn oil volumes sold resulting in increased revenues of $12.0 million and $0.8 million, respectively, as well as higher weighted average selling prices on renewable corn oil resulting in increased revenues of $1.4 million. Revenues also decreased as a result of hedging activities by $1.7 million.
Cost of goods sold in our ethanol production segment decreased $115.5 million for the three months ended September 30, 2023 compared with the same period last year primarily due to lower weighted average corn prices resulting in decreased costs of $102.3 million, as well as lower chemicals and other costs of $30.2 million, partially offset by higher corn volumes processed resulting in increased costs of $11.1 million. Costs also increased as a result of hedging activities of $10.1 million.
Operating income in our ethanol production segment increased $76.1 million for the three months ended September 30, 2023 compared with the same period in 2022 primarily due to increased margins as outlined above. Depreciation and amortization expense for the ethanol production segment was $21.8 million for the three months ended September 30, 2023, compared with $21.6 million for the same period last year.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $24.7 million while operating income increased $6.1 million for the three months ended September 30, 2023 compared with the same period in 2022. The decrease in revenues was primarily due to a decrease in ethanol and distillers grains trading volumes, partially offset by an increase in renewable corn oil trading volumes. Operating income increased primarily as a result of higher renewable corn oil trading margins and higher trading margins in natural gas driven by market volatility.
Partnership Segment
Revenues generated by our partnership segment increased $0.1 million for the three months ended September 30, 2023 compared with the same period for 2022. Storage and throughput services revenue was consistent with the prior year. Railcar transportation services revenue increased $0.7 million primarily due to an increase in transportation services fees charged as a result of our partnership upgrading its leased railcar fleet to comply with DOT 117 regulations. Terminal services revenue increased $0.3 million due to higher throughput at our partnership's terminals. Trucking and other revenue decreased $1.0 million compared to the prior year primarily due to the discontinuance of trucking operations that occurred in May of 2023. Operating income decreased $0.6 million for the three months ended September 30, 2023 compared with the same period in 2022 primarily due to the transaction costs related to the Merger Agreement, offset by gains realized on the sale of trucking assets.
Intersegment Eliminations
Intersegment eliminations of revenues was consistent for the three months ended September 30, 2023 compared with the same period in 2022.
Corporate Activities
Operating income was impacted by a decrease in corporate activities of $1.9 million for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to the gain on sale of assets, partially offset by increased personnel costs and transaction costs related to the Merger Agreement during the three months ended September 30, 2023.
Income Taxes
We recorded income tax benefit of $7.8 million for the three months ended September 30, 2023, compared with income tax benefit of $1.9 million for the same period in 2022. The increase in the amount of tax benefit recorded for the three months ended September 30, 2023 was primarily due to a decrease in the valuation allowance recorded against certain deferred tax assets.
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Consolidated Results
Consolidated revenues decreased $165.5 million for the nine months ended September 30, 2023 compared with the same period in 2022 primarily due to lower volumes sold on ethanol and distiller grains, as well as lower weighted average selling prices on ethanol, distillers grains, and renewable corn oil, partially offset by higher volumes sold on renewable corn oil within our ethanol production segment as described below. Revenues were also lower within our agribusiness and energy services segment as a result of decreased trading volumes.
Net loss increased $17.2 million for the nine months ended September 30, 2023 compared with the same period last year primarily due to decreased volumes and margins in our ethanol production segment, lower trading margins in our agribusiness and energy services segment, increased depreciation expense, and the $27.7 million USDA COVID-19 relief grant received in the second quarter of 2022. Adjusted EBITDA increased $6.9 million for the nine months ended September 30, 2023 compared with the same period last year primarily due to higher margins in our ethanol production segment exclusive of the USDA COVID-19 relief grants, partially offset by lower trading margins in our agribusiness and energy services segment. Interest expense increased $2.8 million for the nine months ended September 30, 2023 compared with the same period in 2022 primarily due to higher interest rates on floating rate debt and reduced capitalized interest as certain projects have been completed. Income tax benefit was $5.4 million for the nine months ended September 30, 2023, compared with income tax benefit of $0.1 million for the same period in 2022 primarily due to a decrease in the valuation allowance recorded against certain deferred tax assets for the nine months ended September 30, 2023.

The following discussion provides greater detail about our year-to-date segment performance.
Ethanol Production Segment
Key operating data for our ethanol production segment is as follows:

	Nine Months Ended September 30,
	2023	2022	% Variance

Ethanol sold
(thousands of gallons)	625,102	646,927	(3.4)%
Distillers grains sold
(thousands of equivalent dried tons)	1,454	1,650	(11.9)
Ultra-High Protein sold
(thousands of tons)	157	45	248.9
Renewable corn oil sold
(thousands of pounds)	206,927	204,502	1.2
Corn consumed
(thousands of bushels)	215,115	223,830	(3.9)%
Revenues in our ethanol production segment decreased $114.1 million for the nine months ended September 30, 2023 compared with the same period in 2022, primarily due to lower ethanol and distillers grains volumes sold resulting in decreased revenues of $58.5 million and $19.0 million, respectively, as well as lower weighted average selling prices on ethanol, distillers grains, and renewable corn oil resulting in decreased revenues of $13.9 million, $4.1 million, and $10.3 million, respectively, partially offset by higher renewable corn oil volumes sold resulting in increased revenues of $1.7 million. Revenues also decreased as a result of hedging activities by $7.4 million.
Cost of goods sold in our ethanol production segment decreased $134.0 million for the nine months ended September 30, 2023 compared with the same period last year primarily due to lower weighted average corn prices resulting in $135.3 million in decreased costs, lower corn volumes processed resulting in decreased corn costs of $63.1 million and hedging activities of $44.3 million, as well as lower chemical and other costs of $29.0 million, partially offset by higher ethanol volumes purchased of $124.3 million, as well as higher utilities and freight costs of $20.8 million.
Operating loss decreased $10.0 million for the nine months ended September 30, 2023 compared with the same period in 2022 primarily due to increased margins on ethanol production as outlined above. Depreciation and amortization expense for the ethanol production segment was $67.2 million for the nine months ended September 30, 2023, compared with $59.1 million for the same period last year, with the increase primarily due to Ultra-High Protein assets placed in service.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $52.7 million while operating income also decreased $8.3 million for the nine months ended September 30, 2023 compared with the same period in 2022. The decrease in revenues was primarily due to a decrease in ethanol and distillers grains trading volumes, partially offset by an increase in renewable corn oil trading volumes. Operating income decreased primarily as a result of lower distillers grains trading margins and lower trading margins in natural gas driven by market volatility.
Partnership Segment
Revenues generated by our partnership segment increased $2.6 million for the nine months ended September 30, 2023 compared with the same period for 2022. Storage and throughput services revenue was consistent with the prior year. Railcar transportation services revenue increased $3.6 million primarily due to an increase in transportation service fees charged as a result of our partnership upgrading its leased railcar fleet to comply with DOT 117 regulations. Terminal services revenue increased $0.4 million due to higher throughput at our partnership's terminals. Trucking and other revenue decreased $1.4 million primarily due to the discontinuance of trucking operations that occurred in May of 2023. Operating income decreased $1.2 million for the nine months ended September 30, 2023 compared with the same period in 2022 primarily due to the transaction costs related to the Merger Agreement.
Intersegment Eliminations
Intersegment eliminations of revenues increased by $1.2 million for the nine months ended September 30, 2023 compared with the same period in 2022 primarily due to increased railcar fees paid to the partnership segment, partially offset by decreased intersegment marketing and service fees within the agribusiness and energy services segment as a result of lower production volumes.
Corporate Activities
Operating loss was impacted by an increase in corporate activities of $0.6 million for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to increased personnel costs and transaction costs related to the Merger Agreement, partially offset by the gain on the sale of assets during the nine months ended September 30, 2023.
Income Taxes
We recorded income tax benefit of $5.4 million for the nine months ended September 30, 2023 compared with income tax benefit of $0.1 million for the same period in 2022 primarily due to a decrease in the valuation allowance recorded against certain deferred tax assets for the nine months ended September 30, 2023.
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
On September 30, 2023, we had $326.7 million in cash and cash equivalents and $39.5 million in restricted cash. We also had $200.0 million available under our committed revolving credit agreement, subject to restrictions or other lending conditions. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At September 30, 2023, our subsidiaries had approximately $121.9 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities.
Net cash used in operating activities was $55.4 million for the nine months ended September 30, 2023, compared with net cash used in operating activities of $34.5 million for the same period in 2022. Net cash used in operating activities compared to the prior year was primarily affected by a higher net loss as well as increases in cash used related to higher payments of accounts payables and higher accounts receivable, partially offset by higher derivative financial instruments as well as decreases in cash used related to inventory when compared to the same period of the prior year. Net cash used in investing activities was $69.1 million for the nine months ended September 30, 2023 compared with net cash used in investing activities of $90.3 million for the same period in 2022. Investing activities compared to the prior year were primarily affected by the proceeds from the sale of marketable securities during the same period in 2022, partially offset by increased cash provided by lower purchases of fixed assets and cash provided by the disposition of assets when compared to the same period in the prior year. Net cash used in financing activities was $9.7 million for the nine months ended September 30, 2023 compared with net cash provided by financing activities of $51.2 million for the same period in 2022, primarily due to higher debt proceeds as a result of changes in our debt structure during the same period in 2022.
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
We incurred capital expenditures of approximately $78.2 million during the nine months ended September 30, 2023, primarily for Ultra-High Protein expansion projects at Mount Vernon and Obion, the clean sugar expansion project at Shenandoah and for various other capital projects. Capital spending for the remainder of 2023 is expected to be between

$25.0 million and $45.0 million, which is subject to review prior to the initiation of any project. The estimate includes additional expenditures to deploy FQT's MSC™ and FQT's CST™ technology, as well as expenditures for various other capital projects, which are expected to be financed with cash on hand and with cash provided by operating activities.
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
Our board of directors authorized a share repurchase program of up to $200.0 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We did not repurchase any shares of common stock during the third quarter of 2023. To date, we have repurchased approximately 7.4 million shares of common stock for approximately $92.8 million under the program.
We believe we have sufficient working capital for our existing operations. A continued sustained period of unprofitable operations, however, may strain our liquidity. We may sell additional assets or equity or borrow capital to improve or preserve our liquidity, expand our business or acquire businesses.
Debt
For additional information related to our debt, see Note 8 – Debt included as part of the notes to the unaudited consolidated financial statements included herein and Note 12 – Debt included as part of the notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022.
We were in compliance with our debt covenants at September 30, 2023. Based on our forecasts, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.
Corporate Activities
In March 2021, we issued $230.0 million of 2.25% convertible senior notes due in 2027, or the 2.25% notes. The 2.25% notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year. The initial conversion rate is 31.6206 shares of our common stock per $1,000 principal amount of 2.25% notes (equivalent to an initial conversion price of approximately $31.62 per share of our common stock), representing an approximately 37.5% premium over the offering price of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; or a tender or exchange offering. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our calling the 2.25% notes for redemption. We may settle the 2.25% notes in cash, common stock or a combination of cash and common stock. At September 30, 2023, the outstanding principal balance on the 2.25% notes was $230.0 million.
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
During May 2021, we entered into a privately negotiated agreement with certain noteholders of our 4.00% notes. Under this agreement, approximately 3.6 million shares of our common stock were exchanged for $51.0 million in aggregate principal amount of the 4.00% notes.
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
Ethanol Production Segment
On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon issued $125.0 million of junior secured mezzanine notes due 2026 with BlackRock for the purchase of all notes issued. These notes will mature on February 9, 2026 and are secured by a pledge of the membership interests in, and the real property owned by, Green Plains Obion and Green Plains Mount Vernon. At September 30, 2023, the outstanding principal balance was $125.0 million on the loan and the interest rate was 11.75%.
Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of us, have a $75.0 million loan agreement, which matures on September 1, 2035. At September 30, 2023, the outstanding principal balance was $73.5 million on the loan and the interest rate was 6.52%.
We also have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.
Agribusiness and Energy Services Segment
Green Plains Finance Company, Green Plains Grain and Green Plains Trade have total revolving commitments of $350.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $100.0 million of new lender commitments subject to certain conditions. The facility matures in March 2027. Each SOFR rate loan shall bear interest for each day at a rate per annum equal to the Term SOFR rate for the outstanding period plus a Term SOFR adjustment and an applicable margin of 2.25% to 2.50%, which is dependent on undrawn availability under the facility. Each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable margin of 1.25% to 1.50%, which is dependent on undrawn availability under the facility. The unused portion of the facility is also subject to a commitment fee of 0.275% to 0.375%, dependent on undrawn availability. At September 30, 2023, the outstanding principal balance was $150.0 million on the facility and the interest rate was 8.74%.
Green Plains Commodity Management has an uncommitted $40.0 million revolving credit facility to finance margins related to its hedging programs. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At September 30, 2023, the outstanding principal balance was $9.7 million on the facility and the interest rate was 7.06%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of September 30, 2023.
Partnership Segment
Green Plains Partners, through a wholly owned subsidiary, has a term loan to fund working capital, capital expenditures and other general partnership purposes. The term loan has a maturity date of July 20, 2026. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter. The partnership repurchased $1.0 million of the outstanding notes during the nine months ended September 30, 2022. Prepayments totaling $1.5 million and $3.0 million were made during the three and nine months ended September 30, 2023, respectively.
On April 19, 2023, the term loan was amended to change the underlying floating interest rate to a SOFR-based rate from a LIBOR-based rate. The impact of the amendment was not material to interest expense.
Interest on the term loan is based on 3-month SOFR plus 8.26%, and is payable on the 15th day of each March, June, September and December. The term loan is secured by substantially all of the assets of the partnership. As of September 30, 2023, the term loan had a balance of $56.0 million and an interest rate of 13.67%.
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
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements and contractual and purchase commitments related to commodities, storage and transportation. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of September 30, 2023 totaled $93.3 million. As of September 30, 2023, we had contracted future purchases of grain, ethanol, distillers grains, and natural gas valued at approximately $205.8 million and future commitments for storage and transportation valued at approximately $27.2 million. Refer to Note 13 – Commitments and Contingencies included in the notes to the unaudited consolidated financial statements included herein for more information.
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

Interest Rate Risk
We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate, SOFR or LIBOR. At September 30, 2023, we had a total book value of $659.0 million in debt, $215.7 million of which had variable interest rates. A 10% increase in interest rates would affect our interest cost by approximately $2.1 million per year.
For additional information related to our debt, see Note 8 – Debt included as part of the notes to the unaudited consolidated financial statements included herein and Note 12 – Debt included as part of the notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022.
Commodity Price Risk
Our business is highly sensitive to commodity price risk, particularly for ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas. Ethanol prices are sensitive to world crude oil supply and demand, the price of crude oil, gasoline, corn, the price of substitute fuels, refining capacity and utilization, government regulations and consumer demand for alternative fuels. Corn prices are affected by weather conditions, crop yields, changes in domestic and global supply and demand, and government programs and policies. Distillers grains prices are impacted by livestock numbers on feed, prices for feed alternatives and supply, which is associated with ethanol plant production. Natural gas prices are influenced by severe weather in the summer and winter and hurricanes in the spring, summer and fall. Other factors include North American energy exploration and production, and the amount of natural gas in underground storage during injection and withdrawal seasons.
To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results can be impacted if there is a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three and nine months ended September 30, 2023, revenues included net gains of $2.7 million and net losses of $5.3 million, respectively, and cost of goods sold included net gains of $9.3 million and $17.2 million, respectively, associated with derivative financial instruments.
Ethanol Production Segment
In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. To reduce commodity price risk caused by market fluctuations, we enter into exchange-traded futures and options contracts that serve as economic hedges.
Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on September 30, 2023, which is as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	903,000	Gallons	$125,976
Corn	310,000	Bushels	$115,007
Distillers grains	2,200	Tons (2)	$25,383
Renewable corn oil	300,000	Pounds	$11,170
Natural gas	26,400	MmBTU	$4,538
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
Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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
Ethanol imports also affect domestic supply and demand. Imported ethanol is not subject to an import tariff and, under the RFS, sugarcane ethanol from Brazil can be used as a means for obligated parties to meet the advanced biofuel standard, in addition to state level low carbon fuel standards. Brazil is also rapidly expanding corn and corn ethanol production, which can have a lower carbon intensity score if it is produced from the second crop or “Safrinha” crop, which could be imported into the U.S. or displace our exports elsewhere globally.
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
In 2018, we announced that we were evaluating the performance of our entire portfolio of assets and businesses. As part of that process, we sold three ethanol plants, permanently closed one ethanol plant and sold Fleischmann’s Vinegar Company, Inc. Furthermore, we sold our 50% interest in JGP Energy Partners and Green Plains Cattle Company in 2019. We sold the remaining 50% interest in Green Plains Cattle Company and our Hereford, Texas ethanol plant in 2020, our Ord, Nebraska ethanol plant in March 2021, and our Atkinson, Nebraska ethanol plant in September 2023.
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
The D.C. Circuit Court of Appeals ruled that the EPA overstepped its authority in extending the one pound Reid Vapor Pressure waiver for 10% ethanol blends to 15% ethanol blends in the summer, effectively limiting summertime sales of ethanol blends above 10% to FFVs from June 1 to September 15 each year. Notwithstanding, on April 12, 2022, the President announced that he had directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the June 1 to September 15 period. On April 28, 2023, the EPA issued an emergency waiver to allow for continued sale of E15 during the 2023 summer driving season. As of this filing, according to Prime the Pump, E15 is sold year-round at approximately 3,244 stations in 31 states.
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

Risks Related to the Merger
The Merger is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Merger, or significant delays in completing the Merger, could negatively affect the company’s and the partnership’s future business and financial results and the trading prices of shares of the company’s common stock and the Partnership Common Units.
The completion of the Merger is subject to a number of conditions. The completion of the Merger is not assured and is subject to risks. The Merger Agreement contains conditions, some of which are beyond the parties’ control, that, if not satisfied or waived, may prevent, delay or otherwise result in the Merger not occurring.
If the Merger is not completed, or if there are significant delays in completing the Merger, the company’s and the partnership’s future business and financial results and the trading prices of shares of the company’s common stock and the Partnership Common Units could be negatively affected, and each of the parties will be subject to several risks, including the following:
•the parties may be liable for fees or expenses to one another under the terms and conditions of the Merger Agreement;
•there may be negative reactions from the financial markets due to the fact that current prices of shares of the company’s common stock and the Partnership Common Units may reflect a market assumption that the Merger will be completed; and
•the attention of management will have been diverted to the Merger rather than their own operations and pursuit of other opportunities that could have been beneficial to their respective businesses.
The company and the partnership may incur substantial transaction-related costs in connection with the Merger. If the Merger does not occur, the company and the partnership will not benefit from these costs.
The company and the partnership expect to incur substantial expenses in connection with completing the Merger, including fees paid to legal, financial and accounting advisors, filing fees, written consent costs and printing costs. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.
The company and the partnership may in the future be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the completion of the Merger.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the relevant merger or seek monetary relief. The company and the partnership may in the future be defendants in one or more lawsuits, relating to the Merger Agreement and the Merger and, even if the pending or any future lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. The company and the partnership cannot predict the outcome of these lawsuits, or others, nor can either company predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the Merger could delay or prevent its consummation. In addition, the costs of defending the litigation, even if resolved in the company’s or the partnership’s favor, could be substantial and such litigation could distract the company and the partnership from pursuing the consummation of the Merger and other potentially beneficial business opportunities.
Financial projections of the company and/or the partnership may not prove to be accurate.
In connection with the Merger, the company and the partnership prepared and considered, among other things, internal financial forecasts for the company and the partnership, respectively. These forecasts speak only as of the date made and will not be updated. These financial projections were not provided with a view to public disclosure, are subject to significant economic, competitive, industry and other uncertainties, and may not be achieved in full, at all or within projected time frames. In addition, the failure of businesses to achieve projected results could have a material adverse effect on the share price of the company’s common stock and financial position following the Merger.
The market value of shares of the company’s common stock could decline if large amounts of such stock are sold following the Merger; the market value of shares of the company’s common stock could also decline as a result of issuances and sales of shares of the company’s common stock other than in connection with the Merger.

Following the Merger, holders of Public Common Units as of the Effective Time will own interests in a combined company operating an expanded business with more assets and a different mix of liabilities. Current holders of the company’s common stock and former holders of Public Common Units may not wish to continue to invest in the combined company, or may wish to reduce their investment in the combined company, in order to comply with institutional investing guidelines, to increase diversification or to track any rebalancing of stock indices in which the company’s common stock or the Partnership Common Units are or were included. If, following the Merger, large amounts of the company’s common stock are sold, the price of the company’s common stock could decline.
Furthermore, the company cannot predict the effect that issuances and sales of shares of the company’s common stock, whether taking place before the Merger (subject to the limitations of the Merger Agreement) or after the Merger, including issuances and sales in connection with capital markets transactions, acquisition transactions or other transactions, may have on the market value of shares of the company’s common stock. The issuance and sale of substantial amounts of the company’s common stock could adversely affect the market value of such common stock.
The Merger may not be accretive to certain financial metrics, which may negatively affect the market price of shares of the company’s common stock.
Preliminary financial estimates used in projected accretion may materially change. The company may encounter additional transaction and integration-related costs, may fail to realize all of the benefits anticipated in the Merger or be subject to other factors that affect preliminary estimates or its ability to realize operational efficiencies. Any of these factors could cause a decrease in the company’s operating earnings per share or decrease or delay the expected effect of the Merger and contribute to a decrease in the price of shares of the company’s common stock.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Employees and directors may surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations.
The following table lists the shares that were surrendered during the third quarter of 2023:

Period	Total Number of Shares Withheld	Average Price Paid per Share
July 1 - July 31	—	$—
August 1 - August 31	416	31.32
September 1 - September 30	239	33.80
Total	655	$32.22
Our board of directors authorized a share repurchase program of up to $200 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. We did not repurchase any shares during the third quarter of 2023. Since inception of the repurchase program, the company has repurchased approximately 7.4 million shares of common stock for approximately $92.8 million under the program.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2023, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated September 16, 2023, by and among Green Plains Inc., GPLP Holdings Inc., GPLP Merger Sub LLC, Green Plains Holdings LLC and Green Plains Partners LP. (The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.) (incorporated herein by reference to Exhibit 2.1 to the company's Current Report on Form 8-K filed September 18, 2023).

10.1
Amendment No. 3 to the Amended and Restated Credit Agreement, dated October 30, 2023, by and among Green Plains Operating Company LLC, as the Borrower, the guarantors identified therein, Argent Institutional Trust Company, as Administrative Agent and the other lenders party thereto (The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request).

10.2
Support Agreement, dated September 16, 2023, by and among Green Plains Partners LP, Green Plains Inc., and the parties listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed September 18, 2023).

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
101
The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN PLAINS INC.
(Registrant)

Date: October 31, 2023	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2023	By:	/s/ James E. Stark
James E. Stark
Chief Financial Officer
(Principal Financial Officer)