Form 10-K
period 2023-12-31
Green Plains Inc.
filed 2024-02-09
CIK 1309402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the company’s voting common stock held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the second quarter), based on the last sale price of the common stock on that date of $32.24, was approximately $1,869.1 million. For purposes of this calculation, executive officers and directors are deemed to be affiliates of the registrant.
As of February 5, 2024, there were 64,264,356 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III herein. The company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the period covered by this report on Form 10-K.

Commonly Used Defined Terms
Green Plains Inc. and Subsidiaries:

Green Plains Inc.; Green Plains; the company	Green Plains Inc. and its subsidiaries
FQT	Fluid Quip Technologies, LLC
Green Plains Commodity Management	Green Plains Commodity Management LLC
Green Plains Finance Company	Green Plains Finance Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Mount Vernon; Mount Vernon	Green Plains Mount Vernon LLC
Green Plains Obion; Obion	Green Plains Obion LLC
Green Plains Partners; GPP; the partnership	Green Plains Partners LP
Green Plains Shenandoah; Shenandoah	Green Plains Shenandoah LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Wood River; Wood River	Green Plains Wood River LLC
Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
Nasdaq	The Nasdaq Global Market
R&D Credits	Research and development tax credits
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Industry and Other Defined Terms:

ATJ	Alcohol-to-Jet
BlackRock	Funds and accounts managed by BlackRock
BTU	British Thermal Units
CARB	California Air Resources Board
the CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CI	Carbon Intensity
COVID-19	Coronavirus Disease 2019
CST™	Clean Sugar Technology™
DOE	Department of Energy
DOT	U.S. Department of Transportation
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency

EV	Electric Vehicle
FFV	Flexible-fuel vehicle
GHG	Greenhouse gas
IRA	Inflation Reduction Act
LCFS	Low Carbon Fuel Standard
Merger	Merger of GPLP Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of GPLP Holdings Inc. with and into the Partnership, with the Partnership surviving such merger
Merger Agreement	Certain Agreement and Plan of Merger, dated as of September 16, 2023, by and among Green Plains Inc., GPLP Holdings Inc., a wholly owned subsidiary of GPRE, GPLP Merger Sub LLC, a wholly owned subsidiary of Holdings, Green Plains Partners LP, and Green Plains Holdings LLC, the general partner of the Partnership (the "General Partner")
MmBtu	Million British Thermal Units
mmg	Million gallons
mmgy	Million gallons per year
MSC™	Maximized Stillage Co-products™ produced using process technology developed by Fluid Quip Technologies
MTBE	Methyl tertiary-butyl ether
MVC	Minimum volume commitment
RFS	Renewable Fuels Standard
RIN	Renewable identification number
RVO	Renewable volume obligation
SAF	Sustainable Aviation Fuel
SRE	Small refinery exemption
TTB	Alcohol and Tobacco Tax and Trade Bureau
U.S.	United States
USDA	U.S. Department of Agriculture

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
Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in this report under “Risk Factors” or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to a number of economic conditions and other factors, including: the status, expected timing, and expected outcome of our Board of Directors' ongoing review of strategic alternatives; the failure to realize the anticipated results from the new products being developed; the failure to realize the anticipated costs savings or other benefits of the Merger; local, regional and national economic conditions and the impact they may have on the company and its customers; disruption caused by health epidemics, such as the COVID-19 outbreak; conditions in the ethanol and biofuels industry, including a sustained decrease in the level of supply or demand for ethanol and biofuels or a sustained decrease in the price of ethanol or biofuels; competition in the ethanol industry and other industries in which we operate; commodity market risks, including those that may result from weather conditions; the financial condition of the company’s customers; any non-performance by customers of their contractual obligations; changes in customer, employee or supplier relationships resulting from the merger; changes in safety, health, environmental and other governmental policy and regulation, including changes to tax laws; risks related to acquisition and disposition activities and achieving anticipated results; risks associated with merchant trading; risks related to our equity method investees; the results of any reviews, investigations or other proceedings by government authorities; the performance of the company; and other factors detailed in reports filed with the SEC.
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

PART I
Item 1. Business.
References to “we,” “us,” “our,” “Green Plains,” or the “company” refer to Green Plains Inc. and its subsidiaries.
Overview
Green Plains is an Iowa corporation, founded in June 2004 as a producer of low-carbon fuels and has grown to be a leading biorefining company maximizing the potential of existing resources through fermentation and patented agribusiness technologies. We continue the transition from a commodity-processing business to a value-added agricultural technology company creating sustainable, high-value ingredients from existing resources. To that end, we are currently executing on a number of initiatives to develop and implement proven agricultural, food and industrial biotechnology systems that allow for product diversification, new market opportunities and production of additional value-added low-carbon ingredients, such as Ultra-High Protein, dextrose, renewable corn oil and more, as well as offering these technologies to the broader biofuels industry.
Green Plains Partners LP, a master limited partnership, is our primary downstream storage and logistics provider since its assets are the principal method of storing and delivering the ethanol we produce. As of December 31, 2023, we owned a 48.8% limited partner interest, a 2.0% general partner interest and all of the partnership’s incentive distribution rights. The public owned the remaining 49.2% limited partner interest. The partnership is consolidated in our financial statements, and we record a noncontrolling interest for the economic interest in the partnership held by the public common unitholders. On January 9, 2024, pursuant to the Merger Agreement, we completed the acquisition of all the publicly held common units of the partnership not already owned by us and our affiliates. As a result of the Merger, the partnership common units are no longer publicly traded. Refer to Note 5 - Acquisition and Dispositions included in the notes to the audited consolidated financial statements included herein for more information.
We group our business activities into the following three operating segments to manage performance:
•Ethanol Production. Our ethanol production segment includes the production of ethanol, distillers grains, Ultra-High Protein and renewable corn oil at ten biorefineries in Illinois, Indiana, Iowa, Minnesota, Nebraska and Tennessee. At capacity, our facilities are capable of processing approximately 310 million bushels of corn per year and producing approximately 903 million gallons of ethanol, 2.2 million tons of distillers grains and Ultra-High Protein, and 300 million pounds of renewable corn oil, a low-carbon feedstock for biodiesel and renewable diesel. We are one of the largest ethanol producers in North America.
•Agribusiness and Energy Services. Our agribusiness and energy services segment includes grain procurement, with approximately 20.2 million bushels of grain storage capacity, and our commodity marketing business, which markets, sells and distributes the ethanol, distillers grains, Ultra-High Protein and renewable corn oil produced at our ethanol plants. We also market ethanol for a third-party producer as well as buy and sell ethanol, distillers grains, Ultra-High Protein, renewable corn oil, grain, natural gas and other commodities in various markets.
•Partnership. Our master limited partnership provides fuel storage and transportation services through owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership’s assets include 24 ethanol storage facilities, two fuel terminal facilities and approximately 2,180 leased railcars.
Business Strategy
We believe that global demand for protein for human consumption will continue to rise, requiring larger amounts of high protein feed for animals and aquaculture. Our transformation capitalizes on this market insight, in an effort to capture higher co-product returns.
As part of our transformation to a value-added agricultural technology company, we began producing Ultra-High Protein using FQT's MSC™ technology in 2020 and are deploying this technology across various locations to help meet growing demand for protein feed ingredients and low-carbon renewable corn oil. As of December 31, 2023, we have installed and are operating FQT MSC™ technology at five of our biorefineries. Installation at additional biorefineries is expected over the course of the next few years, both at our other locations and across the broader industry. The biorefineries producing Ultra-

High Protein, a feed ingredient with protein concentrations of 50% or greater and yeast concentrations of 25%, also increase the production of renewable corn oil and produce other higher-value products, such as post-MSC distillers grains. We successfully completed full scale 60% protein production runs using FQT's MSC™ system.
In September 2022, we broke ground at our biorefinery in Shenandoah, Iowa, as the first location to deploy FQT's CST™ at commercial scale, which is expected to begin commissioning in the first quarter of 2024. FQT CST™ allows for the production of both food and industrial grade low-carbon glucose and dextrose at a dry mill ethanol plant to target applications in food production, renewable chemicals and synthetic biology. We also anticipate modifying additional biorefineries to include FQT CST™ production capabilities to meet anticipated future customer demands.
Ethanol has become a valuable blend component that comprises approximately 10.1% of the domestic surface transportation gasoline supply with the potential to grow with higher blending rates. Additionally, government incentives to produce SAF through ATJ pathways could provide additional demand for low-CI ethanol for conversion to SAF.
SAF is a drop-in fuel, chemically identical to petroleum-based jet fuel and can be blended into the fuel supply at varying levels. There is an increasing focus on using this fuel to reduce the carbon footprint of air travel. SAF can be produced from vegetable and waste oil feedstocks, such as our renewable corn oil. Additionally, ATJ technologies are emerging and being commercialized that use low-CI ethanol as a feedstock to produce SAF. In January 2023, Green Plains, United Airlines and Tallgrass formed a joint venture, Blue Blade Energy, to develop and then commercialize a novel ATJ SAF technology.
As part of our carbon reduction strategy, we committed our seven biorefineries in Nebraska, Iowa and Minnesota to carbon capture and sequestration projects through carbon pipeline transport, four with Summit Carbon Solutions and our three Nebraska biorefineries with another provider, which will lower GHG emissions through the capture of carbon dioxide at each of these biorefineries, significantly lowering their CI. We anticipate completion of our three Nebraska biorefinery carbon capture projects in 2025, and the Summit Carbon Solutions projects in 2026. In addition, we are collaborating with global partners to explore innovative options for carbon use, such as synthetic methane production at Madison and Obion. We intend to sequester the carbon from fermentation at Mount Vernon as well. Reducing the CI of our fuel ethanol could allow us to benefit from state and federal clean fuel programs, including LCFS and federal tax credits under the IRA, and could position our low-carbon ethanol as a potential feedstock for ATJ pathways to produce SAF.
In July 2023, we announced a technology collaboration with Equilon Enterprises LLC, which allows us to use FQT’s precision separation and processing technology with Shell Fiber Conversion Technology. The two technologies will combine fermentation, mechanical separation and processing, and fiber conversion into one platform. This has the potential to create a new process to liberate all available distillers corn oil currently bound in the fiber fraction of the corn kernel, generate cellulosic sugars for production of low-carbon ethanol, and enhance and expand available high protein to produce high-quality ingredients for global animal feed diets. Our collaboration is expected to complete the construction of a facility at Green Plains York and begin commissioning in early 2024.
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
Our transformation into a sustainable ingredient producer continues centering around FQT's MSC™ and CST™ technologies. These technologies enhance our ability to produce value-added ingredients, while expanding renewable corn oil yields.
FQT provides additional intellectual property rights, including those aimed at developing and implementing proven, value-added agriculture, food and industrial biotechnology systems, CST™ and MSC™. We continue to evaluate additional technological opportunities to expand our capabilities and product offerings in the coming years.
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
Strategic Review
The Board of Directors is initiating a formal review process to evaluate strategic alternatives for the company. This comprehensive evaluation is intended to explore a broad range of opportunities for the company to enhance long-term shareholder value, including, but not limited to, acquisitions, divestitures, a merger or sale, partnerships and financings.
There is no deadline or definitive timetable for completion of the strategic review process, and there can be no assurances that the process will result in a transaction or any other outcome. We do not intend to make any further public comment regarding the review until the Board has approved a specific action or otherwise determines that additional disclosure is appropriate or required.
Cooperation Agreement
On February 6, 2024, we entered into a Cooperation Agreement with a large shareholder whereby we agreed to announce our strategic review and the large shareholder agreed to certain standstill and voting obligations.

The Partnership Merger
On September 16, 2023, the company entered into a Merger Agreement to acquire all of the publicly held common units of the partnership not already owned by the company and its affiliates. On January 9, 2024, the transactions contemplated by the Merger Agreement were completed. Refer to Note 5 - Merger and Dispositions included in the notes to the audited consolidated financial statements included herein for more information.
Disposition of Atkinson Ethanol Plant
On September 7, 2023, we completed the disposition of our Atkinson ethanol plant and sale of certain related assets and transfer of certain related liabilities. The divested assets were reported within our ethanol production, agribusiness and energy services and partnership segments. The company recorded a pretax gain on the sale of the Atkinson plant of $4.1 million recorded within corporate activities. Refer to Note 5 - Merger and Dispositions included in the notes to the audited consolidated financial statements included herein for more information.
Wood River Incident
On April 17, 2023, during routine maintenance on a whole stillage tank, we experienced an explosion at our Wood River, Nebraska facility. There was an operating loss of approximately $9.5 million in 2023 related to this incident, after insurance proceeds.
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
Ethanol Plants. We operate ten ethanol plants, located in six states, that produce ethanol, distillers grains, Ultra-High Protein and renewable corn oil.

Plant Location	Plant Production Capacity (mmgy)
Central City, Nebraska (1)	116
Fairmont, Minnesota	119
Madison, Illinois	90
Mount Vernon, Indiana (1)	90
Obion, Tennessee (1)	120
Otter Tail, Minnesota	55
Shenandoah, Iowa (1)	82
Superior, Iowa	60
Wood River, Nebraska (1)	121
York, Nebraska	50
Total	903
(1)Produces Ultra-High Protein.

Our business is directly affected by the supply and demand for ethanol and other fuels in the markets served by our assets. Miles driven typically increase during the spring and summer months related to vacation travel, followed closely by the fall season due to holiday travel.
Corn Feedstock and Ethanol Production. Our plants use corn as feedstock in a dry mill ethanol production process. Each of our plants requires on average approximately 31 million bushels of corn annually, depending on its production capacity. The price and availability of corn are subject to significant fluctuations driven by a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs, freight costs and global demand. Ethanol producers are generally unable to pass increased corn costs to customers.
Our corn supply is obtained primarily from local markets. We use cash and forward purchase contracts with grain producers and elevators to buy corn. We maintain direct relationships with local farmers, grain elevators and cooperatives, which serve as our primary sources of grain feedstock for all ten of our ethanol plants. This allows us to purchase much of the corn we need directly from farmers throughout the year. Each of our plants is also situated on rail lines or has other logistical solutions to access corn supplies from other regions of the country should local supplies become insufficient.
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
Ultra-High Protein. Ultra-High Protein is corn fermented protein produced by further processing of the spent grain mash from the beer column. The spent grain is processed using FQT’s MSC™ technology, which contains a series of screening equipment to remove fiber from the spent grain which is sent to the distillers grain dryer. The remaining product is washed and clarified into a wet protein stream which is dried in a ring dryer to produce Ultra-High Protein meal with protein concentrations of 50% or greater.
Renewable Corn Oil. Renewable corn oil systems extract non-edible renewable corn oil from the thin stillage evaporation process immediately before the production of distillers grains. Renewable corn oil is produced by processing the syrup through a decanter-style, or disk-stack, centrifuge. The centrifuges separate the relatively light renewable corn oil from the heavier components of the syrup. Across our entire platform, we extract on average approximately 1.0 pound of renewable corn oil per bushel of corn used to produce ethanol. Industrial uses for renewable corn oil are primarily as a feedstock for renewable diesel and biodiesel. Additionally, it is also used as a livestock feed additive.

Natural Gas. Depending on production parameters, our ethanol plants use on average approximately 27,500 BTUs of natural gas per gallon of production. We have service agreements to acquire the natural gas we need and transport the gas through pipelines to our plants.
Electricity. Our plants require on average approximately 0.9 kilowatt hours of electricity per gallon of production. Local utilities supply the necessary electricity to all of our ethanol plants.
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
Agribusiness and Energy Services Segment
Our agribusiness and energy services segment includes grain storage at our ethanol plants of approximately 20.2 million bushels, detailed in the following table:

Facility Location	On-Site Grain Storage Capacity (thousands of bushels)
Central City, Nebraska	1,400
Fairmont, Minnesota	1,611
Madison, Illinois	1,015
Mount Vernon, Indiana	1,034
Obion, Tennessee	8,168
Otter Tail, Minnesota	628
Shenandoah, Iowa	886
Superior, Iowa	1,770
Wood River, Nebraska	3,293
York, Nebraska	363
Total	20,168
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
We market distillers grains and high protein ingredients to local, domestic and international markets through Green Plains Trade. The bulk of our demand is delivered to geographic regions that do not have significant local corn, distillers grains or high protein ingredients production. We sell to international markets indirectly through exporters. Access to diversified markets allows us to sell product to customers offering the highest net price.
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
Our railcar fleet consists of approximately 680 leased hopper cars to transport distillers grains and Ultra-High Protein, 70 leased hopper cars to transport corn and approximately 150 leased tank cars to transport renewable corn oil. The initial terms of the lease contracts are for periods up to five years and the weighted average remaining lease terms on these cars was approximately 2 years as of December 31, 2023.
Partnership Segment
Our partnership segment provides fuel storage and transportation services through (i) 24 ethanol storage facilities located at or near our ten ethanol plants, (ii) two fuel terminal facilities located near major rail lines, and (iii) a leased railcar fleet and other transportation assets.
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
As of December 31, 2023, the partnership’s leased railcar fleet consisted of approximately 2,180 railcars with an aggregate capacity of 65.4 mmg. We expect the partnership’s railcar volumetric capacity to fluctuate over the normal course of business as the existing railcar leases expire and we enter into or acquire new railcar leases.
Terminal and Distribution Services. Ethanol is transported from the partnership’s terminals to third-party terminal racks where it is blended with gasoline and transferred to the loading rack for delivery by truck to retail gas stations. The partnership owns and operates fuel holding tanks and terminals, and provides terminal services and logistics solutions to markets that do not have efficient access to renewable fuels. The partnership owns and operates fuel terminals at two locations in two states with combined storage capacity of approximately 6.7 mmg and throughput capacity of approximately 480 mmgy. We also have 24 ethanol storage facilities located at or near our ten ethanol plants with a combined storage capacity of approximately 23.1 mmg to support current ethanol production capacity of approximately 903 mmgy.

Facility Location	Storage Capacity (thousands of gallons)
Fuel Terminals
Birmingham, Alabama - Unit Train Terminal	6,542
Collins, Mississippi	180
Ethanol Plants
Central City, Nebraska	2,250
Fairmont, Minnesota	3,124
Madison, Illinois	2,855
Mount Vernon, Indiana	2,855
Obion, Tennessee	3,000
Otter Tail, Minnesota	2,000
Shenandoah, Iowa	1,524
Superior, Iowa	1,238
Wood River, Nebraska	3,124
York, Nebraska	1,100
Total	29,792

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
As of December 31, 2023, the top four producers accounted for approximately 40% of the domestic production capacity with production capacities ranging from 903 mmgy to 3,005 mmgy. Demand for corn from ethanol plants and other corn consumers exists in all areas and regions in which we operate. According to the Renewable Fuels Association, there were 115 operational plants in Illinois, Indiana, Iowa, Minnesota, Nebraska and Tennessee, which are the states where we have production facilities as of December 31, 2023. The largest concentration of operational plants is located in Iowa, Nebraska and Illinois, where approximately 50% of all operational production capacity is located.
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
Other Competition
Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. Ethanol production technologies also continue to evolve. We anticipate changes could occur primarily in the area of cellulosic ethanol, or from biodigesters at landfills or livestock production facilities. Since all of our plants are designed as single-feedstock facilities, adapting our plants for a different feedstock or process system would require additional capital investments and retooling which could be cost prohibitive, and would require new RFS pathways to be approved by the EPA. Our distillers grains and high protein feed ingredients compete against other feed ingredients including soybean meal, canola meal, ground corn, corn gluten meal and distillers grains from other ethanol producers domestically and abroad. Our distillers corn oil competes against vegetable oils such as soybean oil, canola oil, and to some extent palm oil, as well as waste feedstocks including used cooking oil, animal fats and tallow.
Regulatory Matters
Government Ethanol Programs and Policies
We are sensitive to governmental policies that impact ethanol, feedstocks for renewable fuels and decarbonization, which in turn may impact the volume of ethanol and other ingredients we produce. Legislation and regulatory rule making at the federal, state and international level can impact us across all business segments. Refer to Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report for a detailed discussion of these topics.
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

The U.S. ethanol industry relies heavily on tank cars to deliver its product to market. In 2015, the DOT finalized the Enhanced Tank Car Standard and Operational Controls for High-Hazard and Flammable Trains, or DOT specification 117, which established a schedule to retrofit or replace older tank cars that carry crude oil and ethanol, braking standards intended to reduce the severity of accidents and new operational protocols. The rule has increased the lease costs for railcars in the short term and may increase the lease costs long term. Our partnership's fleet is DOT 117 compliant.
Human Capital Resources
The attraction, retention and development of employees is critical to our success. We accomplish this, in part, by our competitive compensation practices, training initiatives, and growth opportunities within the company. On December 31, 2023, we had 921 full-time, part-time, temporary and seasonal employees, including 170 employees at our corporate office in Omaha, Nebraska.
Workforce Health and Safety
We take workplace safety very seriously and our robust safety program means that we are constantly evaluating our safety protocols in an effort to keep our facilities safe for our workers.
We continue to monitor the impact of the COVID-19 pandemic, including resurgences and variants of the virus, on our teammates and within our operations, and proactively modify or adopt new practices to promote their health and safety.
Compensation and Benefits
As part of our compensation philosophy, we believe that we must offer and maintain market competitive compensation and benefit programs for our employees in order to attract and retain superior talent. In addition to competitive base wages, additional programs include the 2019 Equity Incentive Plan, a company-matched 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, paid time off, bonding leave, and employee assistance programs.
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
Our operating results are highly sensitive to the spread between the corn and natural gas we purchase, and the ethanol, distillers grains, Ultra-High Protein and renewable corn oil we sell. Price and supply are subject to various market forces, such as weather, domestic and global demand, global political or economic issues, including but not limited to the war in Ukraine including sanctions associated therewith, other global conflicts, shortages, export prices, crude oil prices, currency valuations and government policies in the United States and around the world, over which we have no control. Price volatility of these commodities may cause our operating results to fluctuate substantially. Increases in corn or natural gas prices or decreases in ethanol, distillers grains, Ultra-High Protein and renewable corn oil prices may make it unprofitable to operate. No assurance can be given that we will purchase corn and natural gas or sell ethanol, distillers grains, Ultra-High Protein and renewable corn oil at or near prices which would provide us with positive margins. Consequently, our results of operations and financial position may be adversely affected by increases in corn or natural gas prices or decreases in ethanol, distillers grains, Ultra-High Protein and renewable corn oil prices. We have made significant investments in our biorefinery platform to produce Ultra-High Protein, and our financial results are increasingly dependent on our ability to operate these new systems consistently and to sell the products into new markets at a premium to distillers grains. Rapid expansion of soybean crushing capacity to meet the soybean oil demands of the growing renewable diesel and biomass-based diesel industry could result in an oversupply of soybean meal, which could depress prices for various protein feed ingredients, and negatively impact our anticipated financial returns.
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
Corn. We are generally unable to pass increased corn costs to our customers since ethanol competes with other fuels. We continue to see considerable volatility in corn prices. Ethanol plants, livestock industries and other corn-consuming enterprises put significant price pressure on local corn markets. In addition, local corn supplies and prices could be adversely affected by, but not limited to: prices for alternative crops, increasing pricing for seed corn, fertilizers, crop protection products and other input costs; changes in government policies, including crop insurance, conservation programs, regulation of farmland, and other regulations; shifts in global supply and demand; global political or economic issues, including but not limited to the war in Ukraine including sanctions associated therewith; other global conflicts; and global or regional growing conditions, such as plant disease, pests or adverse weather, including drought.
Ethanol. Our revenues are dependent on market prices for ethanol which can be volatile as a result of a number of factors, including but not limited to: the price and availability of competing fuels and oxygenates for fuels; the domestic and global supply and demand for ethanol, gasoline and corn; the price of gasoline, crude oil and corn; global political or economic issues, including but not limited to the war in Ukraine including sanctions associated therewith, other global conflicts; and government policies that impact the supply, demand and pricing of corn, crude oil, gasoline, ethanol and other liquid fuels.
Ethanol is marketed as a fuel additive that reduces vehicle emissions, an economical source of octane and, to a lesser extent, as a gasoline substitute through higher blends such as E15 and E85. Consequently, gasoline supply and demand can affect the price of ethanol. Should gasoline prices or demand change significantly, our results of operations could be materially impacted.
Ethanol imports also affect domestic supply and demand. Imported ethanol is not subject to an import tariff and, under the RFS, sugarcane ethanol from Brazil can be used as a means for obligated parties to meet the advanced biofuel standard in addition to state level low-carbon fuel standards. Brazil is also rapidly expanding corn and corn ethanol production, which can have a lower CI score if it is produced from the second crop or “Safrinha” crop, which could be imported into the U.S. or displace our exports elsewhere globally.
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
Renewable Corn Oil. Renewable corn oil is generally marketed as a low-carbon feedstock for biofuel production including renewable diesel, biodiesel and currently to a lesser extent, sustainable aviation fuel; therefore, the price of renewable corn oil is largely driven by demand for renewable diesel and biodiesel. Expanded demand from the renewable diesel and biodiesel industry due to the extended blending tax credit, new tax credits included in the IRA and growing LCFS markets in California, Oregon, Washington state or Canada, as well as customer acceptance for such fuels could impact renewable corn oil demand. In general, renewable corn oil prices follow the prices of heating oil and soybean oil, though LCFS programs incentivize the lower CI of renewable corn oil as a feedstock relative to soybean oil. Federal incentives for sustainable aviation fuel also provide higher credit values for lower CI. Other feedstocks such as used cooking oil and animal fats and tallows are scored at a lower CI than renewable corn oil under most life cycle assessment models, and these feedstocks may be preferred to renewable corn oil. Increased imports of used cooking oil could pressure all vegetable oil values lower. Decreases in the price of or demand for renewable corn oil could have an adverse impact on our business and profitability. While we believe our investments in MSC™ and other technologies have allowed us to capture more renewable corn oil from each bushel, these yields could be negatively impacted by any number of factors.
We may be affected by or unable to fulfill our total transformation strategies.
We continually evaluate the makeup of our portfolio, and we may sell additional assets or businesses or exit particular markets that are no longer a strategic fit or no longer meet their growth or profitability targets. Depending on the nature of the assets sold, our profitability may be impacted by lost operating income or cash flows from such businesses. In addition, divestitures we complete may not yield the targeted improvements in our business and may divert management’s attention from our day-to-day operations. We also undertook a number of project initiatives to improve margins, focused on reducing operating costs and expanding the products and value we can extract from a kernel of corn. The Ultra-High Protein and Clean Sugar strategy includes substantial construction projects and significant capital expenditures to deploy FQT’s MSC™ technology, and FQT’s CST™ production capabilities to meet anticipated customers' demands and these technology implementations may not perform as designed and are subject to various construction risks and delays in the supply chain. These products may not be readily accepted as substitutes to existing sugars and proteins on the market, and we may not earn a premium for them, even if they are of higher quality and have a lower CI.
We may not achieve our construction goals on time or within our budget. We may not achieve the operating yields we project or our technologies may not perform as expected. We may not achieve product market sales, margins or pricing we project, and our operating cost goals may not be achieved due to a variety of factors. Increasing costs for construction materials, supply chain issues limiting the availability of certain components, lack of available labor and delays in required permitting could all lead to projects being over budget and behind schedule. Our failure to achieve our production, sales and pricing targets, including, but not limited to: construction, yield, sales, margin, pricing, or financial results associated with our total transformation strategies could have an adverse effect on our business, financial condition or results of operations.
Government biofuels programs could change and impact the ethanol market.
The RFS mandates the minimum volume of renewable fuels that must be blended into the transportation fuel supply each year, which affects the domestic market for ethanol. Through 2022, the EPA undertook rulemaking to set the RVO for the following year, though at times months or years would pass without a finalized RVO. Further, the EPA has the authority to waive the requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment. After 2022, volumes are determined by the EPA in coordination with the Secretaries of Energy and Agriculture, taking into account such factors as impact on environment, energy security, future rates of production, cost to consumers, infrastructure, and other factors such as impact on commodity prices, job creation, rural economic development or food prices. The EPA also has the authority to set volumes for multiple years at a time, rather than annually as required prior to 2022. In June 2023, the EPA finalized a multi-year RVO for 2023, 2024 and 2025.
Volumes can also be impacted as small refineries can petition the EPA for an SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA, can grant them a full or partial waiver, or deny it outright within 90 days of submittal. Elimination of a refinery's obligation effectively lowers the amount of renewable fuels required to be blended, and by extension the amount of RINs that need to be retired, which can impact their values and ultimately blending levels of renewable fuels. There are multiple on-going legal challenges to how the EPA has handled SREs and RFS rulemakings.
Our operations could be adversely impacted by legislation, administration actions, court rulings, EPA actions, or lawsuits that may reduce the RFS mandated volumes of conventional ethanol and other biofuels through the RVO levels, a change in the RFS point of obligation from blenders and importers to retailers, or SREs.
The D.C. Circuit Court of Appeals ruled that the EPA overstepped its authority in extending the one pound Reid Vapor Pressure waiver for 10% ethanol blends to 15% ethanol blends in the summer, effectively limiting summertime sales of ethanol blends above 10% to FFVs from June 1 to September 15 each year. Notwithstanding, on April 12, 2022, the President announced that he had directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the June 1 to September 15 period. On April 28, 2023, the EPA issued an emergency waiver to allow for continued sale of E15 during the 2023 summer driving season. As of this filing, according to Prime the Pump, E15 is sold year-round at approximately 3,244 stations.
The U.S. Supreme Court currently has two cases on its docket that could impact one of the most important principles in administrative law called “Chevron deference,” based on a landmark case, Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc. The Chevron deference is a doctrine of judicial deference given to administrative actions. Should the U.S. Supreme Court modify this doctrine, it could adversely impact current and/or future rulemaking and regulations which in turn could negatively and materially impact our financial performance. A change in Chevron precedent could impact how the EPA can administer the RFS, impose limitations on the Treasury Department’s ability to promulgate regulations around IRA provisions, including SAF tax credits and the 45Z Clean Fuel Production Credit, 45Q carbon capture and sequestration tax credits, EV tax credits and other clean energy programs.
Similarly, should federal mandates regarding oxygenated gasoline be repealed, the market for domestic ethanol could be adversely impacted. Economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS mandate, may affect future demand. A significant increase in supply of biofuels beyond the RFS mandated volumes could have an adverse impact on ethanol prices. Moreover, changes to the RFS could negatively impact the price of ethanol or cause imported sugarcane or corn ethanol from Brazil to become more economical than domestic corn ethanol. Likewise, national, state and regional LCFS like that of California, Oregon, Washington state or Canada could be favorable or harmful to U.S. corn ethanol, depending on how the regulations are crafted, enforced, repealed and/or modified.
Future demand may be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the value of RFS credits known as RINs. A significant increase in supply of biofuels beyond the RFS mandated levels could have an adverse impact on ethanol prices. Moreover, any changes to RFS, whether by legislation, EPA action or lawsuit, originating from issues associated with the market price of RINs could negatively impact the demand for ethanol, discretionary blending of ethanol and/or the price of ethanol. Prior actions by the EPA to grant SREs without accounting for the lost gallons, for example, resulted in lower RIN prices. The final RVO for 2023, 2024 and 2025 set biodiesel and renewable diesel volumes below current production levels, which has contributed to lower D4, D5 and D6 RIN values in 2023 and 2024.
To the extent federal or state laws or regulations are modified, repealed and/or enacted, it may result in the demand for ethanol being reduced, which could negatively and materially affect our financial performance.
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
Today there are limited markets for ethanol beyond its value as an oxygenate domestically and abroad. We believe further consumer acceptance of E15 and E85 fuels may be necessary before ethanol can achieve significant market share growth in the U.S. Discretionary and E85 blending are important secondary markets. Discretionary blending is often determined by the price of ethanol relative to gasoline, the value of RINs or other low-carbon fuel credits, and availability to consumers. When discretionary blending is financially unattractive, the demand for ethanol may be reduced. New incentives for SAF could open new markets for ethanol through ATJ technologies, though existing commercial production is limited as of this filing.
Demand for ethanol is also affected by overall demand for surface transportation fuel, which is affected by cost, number of miles traveled and vehicle fuel economy. Miles traveled typically increases during the spring and summer months related to vacation travel, followed closely by the fall season due to holiday travel. Global events, such as COVID-19, greatly decreased miles traveled and in turn, the demand for ethanol. Consumer demand for gasoline may be impacted by various transportation trends, such as widespread adoption of electric vehicles. Numerous automakers have announced plans to phase out the production of gasoline and diesel powered vehicles by the mid-2030s. These announcements coincide with pledges to ban the sale of internal combustion engines in countries such as Japan and the United Kingdom by 2035, as well as a statewide ban in California, which several states are imitating. If realized, these bans would accelerate the decline of liquid fuel demand for surface transportation and by extension demand for ethanol, biodiesel and renewable diesel. The EPA has proposed CAFE standards, which would require aggressive EV deployment by Original Equipment Manufacturers. We are closely monitoring legislation and regulations that may impact the future sales of electric vehicles as well as vehicles with internal combustion engines in various states and around the world.
Our business is directly affected by the supply and demand for ethanol and other fuels in the markets served by our assets. Additionally, factors such as changes in the supply and demand of ethanol, could continue to negatively impact our business. Reduced demand for ethanol may depress the value of our products, erode our margins, and reduce our ability to generate revenue or operate profitably.
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
Carbon Capture and Sequestration projects we are committed to could be delayed or cease operations.
We have seven facilities committed to carbon capture and sequestration projects. The projects we are committed to may be delayed or suspend operations for various reasons prior to us realizing any benefit. The CI benefits we anticipate from our carbon reduction strategy may not materialize. Additionally, the regulatory modeling for CI reductions may be adjusted outside of our control in such a manner that reduces the anticipated benefits from these strategies. Federal guidelines in the IRA may be changed in the future to preclude corn-based ethanol from recognizing tax incentives, or otherwise reduce our potential benefits. Delays in regulations being issued, rescinding clean energy or carbon capture tax credits, could negatively impact our carbon capture endeavors. Elimination of clean fuel tax credits and other incentives at the state, federal and international level could negatively impact our business.
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
We are required to comply with a number of covenants under our existing loan agreements that could impact our liquidity.
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
Our production level may fluctuate due to planned and unplanned downtime at our assets.
Unplanned downtime may occur from time to time at our facilities. Our plants may not produce at yields we expect due to a variety of reasons, including, but not limited to, equipment failures and other breakdowns; labor shortages; lack of adequate raw materials, including corn supply; adverse pricing on raw materials and finished goods that becomes uneconomical; poor rail service; lack of adequate storage for distillers grains, Ultra-High Protein, renewable corn oil or ethanol; permitting or regulatory issues, adverse weather and other reasons. Any of these production events may adversely impact our profitability and financial position.
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
Under the RFS, biofuel producers generate different types of RINs to attach to each gallon produced depending on the feedstock, pathway and level of GHG reduction. Cellulosic biofuel is assigned a D3 or D7 RIN, advanced biofuels such as biodiesel and renewable diesel generate D4 RINs, advanced biofuels generate D5 RINs, and all other biofuels that do not generate a D3, D4, D5 or D7 RIN qualify for a D6 RIN. Nearly all of our ethanol production is sold with D6 RINs that are used by our customers to comply with their blending obligations under the RFS. Should our production practices not meet the EPA’s requirements for RIN generation in the future, we would need to export the ethanol, purchase RINs in the open market or sell our ethanol at a discounted price to compensate for the absence of RINs. Likewise, our renewable corn oil must meet regulatory requirements to be suitable as a feedstock for the production of renewable diesel, biodiesel and SAF, and changing production practices or regulations could impact its suitability as a feedstock. The price of RINs depends on a variety of factors, including the availability of qualifying biofuels and RINs for purchase, production levels of transportation fuel and percentage mix of ethanol with other fuels, and cannot be predicted. The values of D6 RINs, for which most conventional corn ethanol qualifies, have varied from a few pennies to well over a dollar. Failure to obtain sufficient RINs or reliance on invalid RINs could subject us to fines and penalties imposed by the EPA which could adversely affect our results of operations, cash flows and financial condition.
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
Our plants emit biogenic carbon dioxide from fermentation as a by-product of ethanol production. While all ten of our plants have grandfathered RFS pathways allowing them to operate under their current authorized capacity under their EPA approved grandfathered limits, operating above these capacities requires an Efficient Producer Pathway, demonstrating at least a 20% reduction in GHG emissions relative to petroleum-based gasoline from a 2005 baseline. Four of our plants currently maintain Efficient Producer Pathways to operate at increased capacities. Separately, CARB began implementation of the California LCFS in 2011, which aims to decrease the CI of transportation fuel in the state. In 2018, CARB strengthened GHG benchmarks to 20% reductions vs 1990 levels by 2030. The most recent Scoping Plan from CARB in 2022 sets a target of 85% GHG reductions vs 1990 levels no later than 2045. An indirect land usage charge component is included in the GHG emission calculation, which may have an adverse impact on the market for corn-based ethanol in California. In late 2023, CARB proposed changes to the LCFS which would increase compliance requirements, including traceability of crop-based feedstocks beginning in 2028, an automatic accelerator mechanism to increase carbon credit values in the event of over-compliance by obligated parties, and other changes which could impact our ability to participate in and profit from the program.
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
We compete with producers in the United States and abroad. Depending on feedstock, labor and other production costs, producers in other countries, such as Brazil, may be able to produce ethanol, corn oil and distillers grains cheaper or with a lower CI than we can. Under the RFS, certain parties are obligated to meet an advanced biofuel standard. While transportation costs, infrastructure constraints, currency valuations and demand may temper the impact of ethanol imports, foreign competition remains a risk to our business. Moreover, significant additional foreign ethanol production could create excess supply, which could result in lower ethanol prices throughout the world, including the United States. Penetration of ethanol or distillers grains imports into the domestic or international market may have a material adverse effect on our operations, cash flows and financial position.
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
We operate in a very competitive environment and compete with other domestic ethanol producers in a relatively fragmented industry. The top four producers account for approximately 40% of the domestic production capacity with production capacity ranging from 903 mmgy to 3,005 mmgy. The remaining ethanol producers consist of smaller entities engaged exclusively in ethanol production and large integrated grain companies that produce ethanol in addition to their base grain businesses. We compete for capital, labor, corn, shipping and other resources with these companies. Historically, oil companies, petrochemical refiners and gasoline retailers were not engaged in ethanol, biodiesel and other biofuel production even though they form the primary distribution network for finished liquid fuels. As of this filing, oil refiners accounted for approximately 10% of domestic ethanol production. If these companies increase their ethanol plant ownership or additional companies commence production, the need to purchase ethanol from independent producers like us or at pricing that provides us an acceptable margin could diminish and adversely effect on our operations, cash flows and financial position. Integrated oil companies and merchant refiners are increasingly investing in retrofitting refineries or building new refineries to produce renewable diesel, and partnering with commodity processors to supply soybean oil, distillers corn oil and other feedstocks, which could adversely impact the market for our renewable corn oil and Ultra-High Protein.
Our agribusiness operations are subject to significant government regulations.
Our agribusiness operations are regulated by various government entities that can impose significant costs on our business. Failure to comply could result in additional expenditures, fines or criminal action. Our production levels, markets and grains we merchandise are affected by federal government programs. Government policies such as tariffs, duties, subsidies, import and export restrictions, tax incentives, commodity support programs, conservation incentives, fuel and vehicle standards and embargos can also impact our business. Changes in government policies and producer support could impact the type and amount of grains planted, which could affect our ability to buy grain. Export restrictions or tariffs could limit sales opportunities outside of the United States.
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
Since our formation in 2004, our business has grown significantly in size, products and complexity. This growth places substantial demands on our management, systems, internal controls, and financial and physical resources. If we acquire or develop additional operations, implement new technologies, sell into new markets, track the CI of the feedstocks we purchase and finished products we sell, we may need to further develop our financial and managerial controls and reporting systems, and could incur expenses related to hiring additional qualified personnel and expanding our information technology infrastructure. Our ability to manage growth effectively could impact our results of operations, financial position and cash flows.
New ethanol process technologies could emerge that require less energy per gallon to produce or increase yields of various products and in some cases develop new coproducts and result in lower production costs or more favorable economics for a plant. Our process technologies could become less effective or competitive than competing technologies or become obsolete and place us at a competitive disadvantage, which could have a material adverse effect on our operations, cash flows and financial position. Newly constructed plants could operate more efficiently and reliably than the legacy fleet of plants constructed nearly 20 years ago, which includes our assets, putting us at a competitive disadvantage. Competitors could successfully deploy carbon capture technology and achieve lower CI scores before we are able to do so, which could put us at a competitive disadvantage.
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
Our business may be adversely impacted by the follow on impacts of the COVID-19 pandemic.
The outbreak of the coronavirus, or COVID-19, including resurgences and variants of the virus, created risk on all aspects of our business, including its impact on our employees, customers, vendors, and business partners. There are uncertainties from COVID-19 that continue, and include but are not limited to (1) the health of our workforce, and our ability to meet staffing needs which are vital to our operations; (2) the duration of additional outbreaks; (3) the effect on customer demand resulting in a decline in the demand for our products due to reduced travel and commuting; (4) impacts on our supply chain and potential limitations of supply of our feedstocks, chemicals and other products utilized as well as supply chain impacts on construction equipment, supplies and/or labor; (5) interruptions of our rail and distribution systems and delays in the delivery of our product; and (6) volatility in the credit and financial markets. Specifically, we have experienced demand fluctuations for our products and rail disruptions. Any of the foregoing may have an adverse impact our business, operations and/or profitability.
Our ethanol-related assets may be at greater risk of terrorist attacks, threats of war or actual war, than other possible targets.
Terrorist attacks in the United States, including threats of war or actual war, may adversely affect our operations. A direct attack on our ethanol plants, storage facilities, fuel terminals and railcars could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, a terrorist attack could have an adverse impact on ethanol prices. Disruption or significant increases in ethanol prices could result in government-imposed price controls.
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
We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, indirect taxes (excise/duty, sales/use, gross receipts, and value-added taxes), payroll taxes, franchise taxes, withholding taxes, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authority. Subsequent changes to our tax liabilities as a result of these audits may subject us to interest and penalties. Tax incentives for producing low-carbon fuels may add additional complexity to our business, and our ability to qualify for them relative to other producers may put us at a competitive disadvantage.
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
The issue of global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity, especially the emissions of GHG such as carbon dioxide and methane. With the current administration, climate change legislation in the U.S. is likely to receive increased focus and consideration over the next several decades, with numerous proposals having been made and are likely to continue to be made at the international, national, regional and state levels of government that are intended to limit emissions of GHG and capture carbon. Several states have already adopted measures requiring reduction of GHG within state boundaries. Other states have elected to participate in voluntary regional cap-and-trade programs, low-carbon fuel standards and low-carbon energy requirements. While we have considered potential risks with transitioning to a low-carbon economy, and we believe our products are low carbon and result in a reduction of GHG emissions compared to alternatives, any significant legislative changes at the international, national, state or local levels could significantly affect our ability to produce and sell our products, could increase the cost of the production and sale of our products and could materially reduce the value of our products. Additionally, our industry receives adverse commentary related to food versus fuel and land use change/conversion debates. These debates could increase which could potentially result in increased costs and/or regulations. Moreover, costs to transition to lower emissions process technology related to our decarbonization strategy is a related risk that has the potential to result in increased research and development expenditures in new and alternative technologies and capital investments in technology development. Unsuccessful investment in new technologies could pose further risk. Transitioning to a low-carbon economy could also result in increased cost of raw materials, which could increase our overall production costs.
Apart from legislation and regulation, some banks based both domestically and internationally have announced that they have adopted non-financial metrics for evaluating companies on their environmental impact, governance structure, and other criteria. There have also been efforts in recent years affecting the investment community promoting the divestment of fossil fuel equities, and encouraging the consideration of environmental factors in evaluating companies. While we have made improvements to our corporate governance, and continue to reduce the environmental impact of our operations and ingredients, these trends may adversely affect the demand for and price of securities issued by us, and impact our access to the capital and financial markets.
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
We are insured under property, liability and business interruption policies, subject to the deductibles and limits under those policies. We have acquired insurance that we believe to be adequate to prevent loss from material foreseeable risks. However, events may occur for which no insurance is available for some or all of the loss or for which insurance is not available on terms that are acceptable. Loss from an event, such as, but not limited to war, riots, pandemics, terrorism or other risks, may not be insured and such a loss may have a material adverse effect on our operations, cash flows and financial position. Certain of our ethanol plants and our related storage tanks, as well as certain of our fuel terminal facilities are located within recognized seismic and flood zones. We believe that the design of these facilities have been modified to fortify them to meet structural requirements for those regions of the country. We have also obtained additional insurance coverage specific to earthquake and flood risks for the applicable plants and fuel terminals. However, there is no assurance that any such facility would remain in operation if a seismic or flood event were to occur.
Additionally, our ability to obtain and maintain adequate insurance may be adversely affected by conditions in the insurance market over which we have no control. In addition, if we experience insurable events, our annual premiums could increase further or insurance may not be available at all. If significant changes in the number or financial solvency of insurance underwriters for the ethanol industry occur, we may be unable to obtain and maintain adequate insurance at a reasonable cost. We cannot assure our shareholders that we will be able to renew our insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal. The occurrence of an event that is not fully covered by insurance, the failure by one or more insurers to honor its commitments for an insured event or the loss of insurance coverage could have a material adverse effect on our financial condition, results of operations, cash flows.
Our review of strategic alternatives may be disruptive to our business.
On February 7, 2024, we publicly announced that our Board of Directors has authorized a process to explore a range of strategic alternatives, which could include, among other things, acquisitions, divestitures, a merger or sale, partnerships and financings. Exploring strategic alternatives may create a significant distraction for our management team and Board of Directors and require us to expend significant time and resources and incur expenses for advisors. Moreover, the review of strategic alternatives may disrupt our business by causing uncertainty among current and potential employees, suppliers, customers and investors. The selection and execution of a strategic alternative may lead to similar disruptions, and parties advocating for alternatives not selected may solicit support for such other alternatives, causing further disruption.

Risks Related to our Common Stock
The price of our common stock may be highly volatile and subject to factors beyond our control.
Some of the many factors that can influence the price of our common stock include: (1) our results of operations and the performance of our competitors; (2) public’s reaction to our press releases, public announcements and filings with the SEC; (3) changes in earnings estimates or recommendations by equity research analysts who follow us or other companies in our industry; (4) changes in general economic conditions; (5) changes in market prices for our products or raw materials and related substitutes; (6) sales or purchases of common stock by our directors, executive officers and significant shareholders; (7) actions by institutional investors trading in our stock; (8) disruptions in our operations; (9) changes in our management team; (10) other developments affecting us, our industry or our competitors; and (11) U.S. and international economic, legal and regulatory factors unrelated to our performance. The stock market may experience significant price and volume fluctuations, which are unrelated to the operating performance of any particular company. These broad market fluctuations could materially reduce the price of our common stock price based on factors that have little or nothing to do with our company or its performance.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
We promote a company-wide culture of cybersecurity risk management to ensure that cybersecurity risk considerations are an integral part of decision-making at every level. We have implemented cyber defenses to safeguard our information systems and protect the confidentiality, integrity and availability of our data. Our information technology (IT) department continuously evaluates whether our cybersecurity risk management is aligned with our business objectives and operational needs. Our cybersecurity program is comprehensive in scope and covers the systems supporting our various lines of business.

Our cybersecurity program follows the National Institute of Standards and Technology, as well as the Cybersecurity and Infrastructure Security Agency frameworks. Additionally, we follow federal and state statutory and regulatory guidance and have adopted internal policies and standards in alignment with these federal and state requirements. Furthermore, we collaborate with external experts, consultants and auditors in routinely evaluating and testing our information systems controls. We also perform an annual cyber table-top exercise with a regulatory agency to help us test and continue to develop our Cyber Incident Response Plan.
Our cybersecurity program includes a well-documented process for oversight of cybersecurity risks associated with our third-party service providers. We evaluate our third parties prior to any engagements. We also request System and Organization Controls reports from our third-party vendors to obtain reasonable assurance that their controls are present and functioning.
Our IT policies communicate our expectations of employees and contractors to maintain the security of our IT systems. We perform annual cyber security training to remind our employees about the importance of keeping our systems safe, and perform regular third-party phishing campaigns.
Governance
The Audit Committee of the Board of Directors has oversight of management's efforts with respect to IT systems and cybersecurity. As part of this oversight, the company's IT leadership meets on a quarterly basis with the Audit Committee and on an annual basis with the company's Board of Directors. During these update meetings, IT leadership provides the Audit Committee and Board of Directors updates regarding any changes around our cyber defenses, ongoing IT initiatives, and emerging threats and plans to pro-actively encounter these threats.
Management continuously monitors the effectiveness of our cybersecurity defenses. We invest in regular and ongoing cybersecurity training for our IT department and company overall. Our Senior Vice President Business Technology has certain IT industry certifications and brings 30 years of IT background spanning all facets of technology, including applications, infrastructure and cybersecurity. Our Director of IT Security has over 20 years of experience in cybersecurity, including duties as an Information Security Officer in the United States Air Force.
As of December 31, 2023, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.
Item 2. Properties.
We believe the properties owned and leased at our locations are sufficient to accommodate our current needs, as well as potential expansion.
Corporate
We lease approximately 54,000 square feet of office space in Omaha, Nebraska for our corporate headquarters, which houses our corporate administrative functions and commodity trading operations.
Ethanol Production Segment
We own approximately 1,569 acres of land and lease approximately 78 acres of land at and around our ethanol production facilities. As detailed in our discussion of the ethanol production segment in Item 1 – Business, our ethanol plants have the capacity to produce approximately 903 million gallons of ethanol per year.
Agribusiness and Energy Services Segment
As detailed in our discussion in Item 1 – Business, our agribusiness and energy services segment facilities include grain storage capacity at our ethanol plants of approximately 20.2 million bushels.
We lease approximately 50,500 square feet of manufacturing space in Omaha, Nebraska for our Optimal Aquafeed LLC operations, where we manufacture and store fish food, feed ingredients and other related products.
Our marketing operations are conducted primarily at our corporate office, in Omaha, Nebraska.

Partnership Segment
Our partnership owns approximately five acres of land and leases approximately 29 acres of land at two locations in two states, as disclosed in Item 1 – Business, where its fuel terminals are located, and owns approximately 29 acres of land and leases approximately two acres of land where its storage facilities are located at our ethanol production facilities.
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
Holders of Record
We had 1,741 holders of record of our common stock, not including beneficial holders whose shares are held in names other than their own, on February 5, 2024. This figure does not include approximately 62.0 million shares held in depository trusts.
Dividend Policy
On June 18, 2019, the company’s board of directors suspended its future quarterly cash dividend following the June 14, 2019 dividend payment, in order to retain and redirect cash flow to the company’s operating expense equalization plan, the deployment of high-protein technology, its stock repurchase program and other corporate purposes.
Issuer Purchases of Equity Securities
Employees and directors may surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations. The following table lists the shares that were surrendered during the fourth quarter of 2023:

Period	Total Number of Shares Withheld	Average Price Paid per Share
October 1 - October 31	1,868	$28.75
November 1 - November 30	—	—
December 1 - December 31	175	25.44
Total	2,043	$28.46
Our board of directors authorized a share repurchase program of up to $200.0 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. We did not repurchase any shares during 2023. Since inception, the company has repurchased 7.4 million shares of common stock for approximately $92.8 million under the program.
Recent Sales of Unregistered Securities
None.
Equity Compensation Plans
Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph
The following graph compares our cumulative total return with the S&P SmallCap 600 Index and the Nasdaq Clean Edge Green Energy Index (CELS) for each of the five years ended December 31, 2023. The graph assumes a $100 investment in our common stock and each index at December 31, 2018, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Green Plains, Inc., the S&P Smallcap 600 Index
and the NASDAQ Clean Edge Green Energy Index
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Green Plains, Inc.
S&P Smallcap 600
NASDAQ Clean Edge Green Energy

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/18	12/19	12/20	12/21	12/22	12/23
Green Plains Inc.	$100.00	$119.60	$102.08	$269.42	$236.40	$195.48
S&P SmallCap 600	100.00	122.78	136.64	173.29	145.39	168.73
Nasdaq Clean Edge Green Energy	100.00	142.67	406.35	395.62	276.35	248.97
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
Overview
Green Plains is an Iowa corporation, founded in June 2004 as a producer of low-carbon fuels and has grown to be a leading biorefining company maximizing the potential of existing resources through fermentation and patented agribusiness technologies. We continue the transition from a commodity-processing business to a value-added agricultural technology company creating sustainable, high-value ingredients from existing resources. To that end, we are currently executing on a number of initiatives to develop and implement proven agricultural, food and industrial biotechnology systems that allow for product diversification, new market opportunities and production of additional value-added low-carbon ingredients, such as Ultra-High Protein, dextrose, renewable corn oil and more, as well as offering these technologies to the broader biofuels industry.
Green Plains Partners LP, a master limited partnership, is our primary downstream storage and logistics provider since its assets are the principal method of storing and delivering the ethanol we produce. As of December 31, 2023, we owned a 48.8% limited partner interest, a 2.0% general partner interest and all of the partnership’s incentive distribution rights. The public owned the remaining 49.2% limited partner interest. The partnership is consolidated in our financial statements, and we record a noncontrolling interest for the economic interest in the partnership held by the public common unitholders. On January 9, 2024, pursuant to the Merger Agreement, we completed the acquisition of all the publicly held common units of the partnership not already owned by us and our affiliates. As a result of the Merger, the partnership common units are no longer publicly traded. Refer to Note 5 - Acquisition and Dispositions included in the notes to the audited consolidated financial statements included herein for more information.
We have installed and are operating FQT MSC™ technology at five of our biorefineries. Through our value-added ingredients initiative, we produce Ultra-High Protein, a feed ingredient with protein concentrations of 50% or greater and yeast concentrations of 25%, increase production of renewable corn oil and produce other higher value products, such as post-MSC™ distillers grains. We successfully completed full scale 60% protein production runs using FQT's MSC™ system. In 2021, we formed a 50/50 joint venture with Tharaldson Ethanol, which will own the MSC™ technology assets added adjacent to the Tharaldson Ethanol plant in North Dakota to produce Ultra-High Protein and increase renewable corn oil yields. We anticipate these assets will be operational in early 2024.
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
SAF is a drop-in fuel, chemically identical to petroleum-based jet fuel and can be blended into the fuel supply at varying levels. There is an increasing focus on using this fuel to reduce the carbon footprint of air travel. SAF can be produced from vegetable and waste oil feedstocks, such as our renewable corn oil. Additionally, ATJ technologies are emerging and being commercialized that use low-CI ethanol as a feedstock to produce SAF. In January 2023, Green Plains, United Airlines and Tallgrass formed a joint venture, Blue Blade Energy, to develop and then commercialize a novel ATJ SAF technology.
As part of our carbon reduction strategy, we committed our seven biorefineries in Nebraska, Iowa and Minnesota to carbon capture and sequestration projects through carbon pipeline transport, four with Summit Carbon Solutions and three with another provider, which will lower GHG emissions through the capture of carbon dioxide at each of these biorefineries, significantly lowering their CI. We anticipate completion of our three Nebraska biorefinery carbon capture projects in 2025, and the Summit Carbon Solutions projects in 2026. In addition, we are collaborating with global partners to explore innovative options for carbon use, such as synthetic methane production at Madison and Obion. We intend to sequester the carbon from fermentation at Mount Vernon as well. Reducing the CI of our fuel ethanol could allow us to benefit from state and federal clean fuel programs, including LCFS and federal tax credits under the IRA, and could position our low-carbon ethanol as a potential feedstock for ATJ pathways to produce SAF.
In July 2023, we announced a technology collaboration with Equilon Enterprises LLC, which allows us to use FQT’s precision separation and processing technology with Shell Fiber Conversion Technology. The two technologies will combine fermentation, mechanical separation and processing, and fiber conversion into one platform. This has the potential to create a new process to liberate all available distillers corn oil currently bound in the fiber fraction of the corn kernel, generate cellulosic sugars for production of low-carbon ethanol, and enhance and expand available high protein to produce high-quality ingredients for global animal feed diets. Our collaboration is expected to complete the construction of a facility at Green Plains York and begin commissioning in early 2024.
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
Strategic Review
The Board of Directors is initiating a formal review process to evaluate strategic alternatives for the company. This comprehensive evaluation is intended to explore a broad range of opportunities for the company to enhance long-term shareholder value, including, but not limited to, acquisitions, divestitures, a merger or sale, partnerships and financings.
There is no deadline or definitive timetable for completion of the strategic review process, and there can be no assurances that the process will result in a transaction or any other outcome. We do not intend to make any further public comment regarding the review until the Board has approved a specific action or otherwise determines that additional disclosure is appropriate or required.
Cooperation Agreement
On February 6, 2024, we entered into a Cooperation Agreement with a large shareholder whereby we agreed to announce our strategic review and the large shareholder agreed to certain standstill and voting obligations.
Industry Factors Affecting our Results of Operations
U.S. Ethanol Supply and Demand
According to the EIA, domestic ethanol production averaged 1.0 million barrels per day for both 2023 and 2022. Refiner and blender input volume increased to 888 thousand barrels per day for 2023, which was consistent compared with the 884 thousand barrels per day in 2022. Gasoline demand increased approximately 0.1 million barrels per day, or 1%, in 2023 compared to the prior year. U.S. domestic ethanol ending stocks decreased by approximately 0.9 million barrels compared to the prior year, or 4%, to 23.6 million barrels as of December 31, 2023. As of this filing, according to Prime the Pump, there were approximately 3,244 retail stations selling E15 year-round, up from 2,923 at the beginning of the year.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through November 30, 2023, were approximately 1,274 mmg, which was consistent with the 1,277 mmg for the same period of 2022. Canada was the largest export destination for U.S. ethanol accounting for approximately 47% of domestic ethanol export volume, driven in part by their national clean fuel standard. The United Kingdom, the Netherlands, South Korea, and India accounted for approximately 11%, 8%, 7% and 6%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.4 to 1.6 billion gallons in 2024, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce greenhouse gas emissions through low carbon fuel programs and eliminate

MTBE from their own fuel supplies. Fluctuations in currencies relative to the U.S. Dollar could impact the U.S. ethanol competitiveness in the global market.
Protein and Vegetable Oil Supply and Demand
Our dried distillers grains and high protein ingredients compete against other ethanol producers domestically and abroad, as well as with soybean meal, canola meal, and other protein feed ingredients. Likewise our distillers corn oil, which is a feedstock for producing biodiesel, renewable diesel and to some extent SAF, competes against other vegetable oils such as soybean oil, canola oil, and to some extent palm oil, as well as against waste oils such as used cooking oils, animal fats and tallow. Soybean processing capacity in the U.S. has been expanding to meet the rising demand for vegetable oils to produce renewable fuels. According to the National Oilseed Processors Association, as of December 31, 2023, soybean crush was 195.3 million bushels, up from the 177.5 million bushels as of December 31, 2022.
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
Federal mandates and state-level clean fuel standards supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying the fuel supply, supporting U.S. farmers and reducing the country’s dependence on foreign oil. Consumer acceptance of FFVs and increased use of higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in the U.S. light duty surface transportation fleet market share. In addition, expansion of clean fuel standards in other states and countries, or a national LCFS could increase the demand for ethanol, depending on how they are structured. Incentives for automakers to produce FFVs phased out in 2020, and the EPA's recently proposed Corporate Average Fuel Economy (CAFE) standards further incentivize EV production, with the administration's stated goal of having EVs represent two-thirds of vehicles sold by 2032. Sales of EVs in the U.S. were approximately 1.2 million vehicles during 2023, which represented approximately 7.6% of new vehicles sales, up from 5.9% in 2022. Transition of the light duty surface transportation fleet from internal combustion engines to EVs could decrease the demand for ethanol.
The IRA, which was signed into law on August 16, 2022, is a sweeping policy that could have many potential impacts on our business which we are continuing to evaluate. The legislation (1) created a new Clean Fuel Production Credit of $0.02 per gallon per CI point reduction for any fuel below a 50 CI threshold from 2025 to 2027, section 45Z of the Internal Revenue Code, which could impact our fuel ethanol, depending on the level of GHG reduction for each gallon; (2) created a new tax credit for SAF of $1.25 to $1.75 per gallon for 2023 and 2024, depending on the GHG reduction for each gallon, that could possibly involve some of our low carbon ethanol through an ATJ pathway, depending on the life cycle analysis model being used (this credit expires after 2024 and shifts to the 45Z Clean Fuel Production Credit, where it qualifies for up to $0.035 per gallon per CI point reduction below a 50 CI threshold); (3) expanded the carbon capture and sequestration credit, section 45Q of the Internal Revenue Code, to $85 for each metric ton of carbon dioxide sequestered, which could impact our carbon capture strategies, though it cannot be claimed in conjunction with the 45Z Clean Fuel Production Credit, which could prove to be more valuable; (4) extended the $1.00 per gallon biomass-based diesel tax credit through 2024, which could impact our renewable corn oil values, as this co-product serves as a low-carbon feedstock for renewable diesel and bio diesel production (this credit expires after 2024 and shifts to the 45Z Clean Fuel Production credit, where all non-SAF fuels qualify for $0.02 per gallon for each point of CI reduction under the 50 CI threshold); (5) funded $500 million of biofuel blending infrastructure, which could impact the availability of higher level ethanol blended fuel; (6) increased funding for climate smart agriculture and working lands conservation programs for farmers by $20 billion; and (7) provided credits for the production and purchase of electric vehicles, which could impact the amount of internal combustion engines built and sold longer term, and by extension impact the demand for liquid fuels including ethanol. There are numerous additional clean energy credits included in this law, including investment tax credits for construction of clean energy infrastructure, that could impact us and our overall competitiveness. Regulatory rulemaking for the administration of these programs is underway, and the final regulations could impact many aspects of our business.

The RFS sets a floor for biofuels use in the United States. In June 2023, the EPA finalized RVOs for 2023, 2024 and 2025, setting the implied conventional ethanol levels at 15.25 billion gallons for 2023, and 15 billion for 2024 and 2025, inclusive of 250 million gallons of supplemental volume in 2023 to reflect a court-ordered remand of a previously lowered RVO. The EPA also proposed a modest increase in biomass based diesel volumes over the three years, setting the volumes at 2.82 billion for 2023, 3.04 billion for 2024 and 3.35 billion for 2025. The EPA also indicated that corn kernel fiber would contribute to the finalized cellulosic volumes, and could move to approve registrations that have been languishing for years at the agency. The EPA also removed a proposed e-RIN program to support electric vehicles from the final rule, but indicated they may move forward with it in a separate rulemaking.
Under the RFS, RINs impact supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total production of domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS mandated volumes. Ethanol producers assign RINs to each gallon of renewable fuel they produce and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs can affect the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. Of note, the RIN mechanism for proposed e-RINs could vary from the traditional process. SREs can reduce or waive entirely the obligation for a refinery, which has the practical effect of reducing the RVO, and by extension the amount of RINs that need to be retired, which can impact their values and ultimately blending levels of renewable fuels. There are multiple on-going legal challenges to how the EPA has handled SREs and RFS rulemakings.
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
In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment for dispensing higher blends of ethanol and biodiesel. In December 2021, the USDA announced it would administer another infrastructure grant program. The IRA, signed into law in 2022, provided for an additional $500 million in USDA grants for biofuel infrastructure. On June 26, 2023, the USDA announced the initial $50 million in awards, and laid out a process for distributing the remaining $450 million, with $90 million being made available each quarter.
To respond to COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the CARES Act in March 2020, which created and funded multiple programs that have impacted our industry. The CARES Act also allowed for certain net operating loss carrybacks, which has allowed us to receive certain tax refunds. In December 2020, Congress passed and the then President signed into law an annual spending package coupled with another COVID relief bill, which included additional funds for the Secretary of Agriculture to distribute to those impacted by the pandemic. The language of the bill specifically included biofuels producers as eligible for some of this aid, and in May 2022, the USDA distributed funds to us in the amount of $27.7 million pursuant to this bill. In July 2023, the USDA distributed supplemental program funds to us in the amount of $3.4 million.
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

The U.S. ethanol industry relies heavily on tank cars to deliver its product to market. In 2015, the DOT finalized the Enhanced Tank Car Standard and Operational Controls for High-Hazard and Flammable Trains, or DOT specification 117, which established a schedule to retrofit or replace older tank cars that carry crude oil and ethanol, braking standards intended to reduce the severity of accidents and new operational protocols. The rule has increased the lease costs for railcars in the short term and may increase the lease costs long term. Our partnership's fleet is DOT 117 compliant.
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
Derivative Financial Instruments
We use various derivative financial instruments, including exchange-traded futures and exchange-traded and over-the-counter options contracts, to attempt to minimize risk and the effect of commodity price changes, including but not limited to, corn, ethanol, natural gas and other agricultural and energy products. We monitor and manage this exposure as part of our overall risk management policy to reduce the adverse effect market volatility may have on our operating results. We may hedge these commodities as one way to mitigate risk; however, there may be situations when these hedging activities themselves result in losses.
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
Please refer to Note 11 - Derivative Financial Instruments included in the notes to the audited consolidated financial statements included herein for further details.
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
Please refer to Note 16 - Income Taxes included in the notes to the audited consolidated financial statements included herein for further details.
Recently Issued Accounting Pronouncements
For information related to recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies included in the notes to the audited consolidated financial statements included herein.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Components of Revenues and Expenses
Revenues. For our ethanol production segment, our revenues are derived primarily from the sale of ethanol, distillers grains, Ultra-High Protein and renewable corn oil. For our agribusiness and energy services segment, our primary sources of revenue include sales of ethanol, distillers grains and renewable corn oil that we market for our ethanol plants, in which we earn a marketing fee, sales of ethanol we market for a third-party and sales of other commodities purchased in the open market. The vast majority of our revenues are from forward contracts accounted for as derivatives under ASC 815 as disclosed in the tables within Note 4 - Revenue and Note 11 - Derivative Financial Instruments included in the notes to the audited consolidated financial statements included herein. Revenues include net gains or losses from derivatives related to products sold. For our partnership segment, our revenues consist primarily of fees for receiving, storing, transferring and transporting ethanol and other fuels.
Cost of Goods Sold. For our ethanol production segment, Cost of goods sold includes materials, direct labor, shipping and plant overhead costs. Materials include the cost of corn feedstock, denaturant and process chemicals. Corn feedstock costs include gains and losses on related derivative financial instruments not designated as cash flow hedges, inbound freight charges, inspection costs and transfer costs, as well as reclassifications of gains and losses on cash flow hedges from accumulated other comprehensive income or loss. Direct labor includes all compensation and related benefits of personnel involved in ethanol production. Shipping costs incurred by the company, including railcar costs, are also reflected in cost of goods sold. Plant overhead consists primarily of plant utilities, repairs and maintenance, and outbound freight charges.
For our agribusiness and energy services segment, purchases of ethanol, distillers grains, renewable corn oil and grain are the primary component of cost of goods sold. Fair value hedged inventories and forward purchase and sale contracts are valued at market prices when available or other market quotes adjusted for differences, such as transportation, between the exchange-traded market and local markets where the terms of the contracts are based. Changes in the market value of grain inventories, forward purchase and sale contracts, and exchange-traded futures and options contracts are recognized as a component of cost of goods sold.
Operations and Maintenance Expense. For our partnership segment, transportation expense is the primary component of operations and maintenance expense. Transportation expense includes rail car leases, shipping and freight and costs incurred for storing ethanol at destination terminals.
Gain on Sale of Assets. We completed the sale of the ethanol plant located in Atkinson, Nebraska in September 2023. The sale of Atkinson resulted in a pretax gain of $4.1 million recorded at the corporate level. We also completed the sale of the ethanol plant located in Ord, Nebraska in March 2021. The sale of Ord resulted in a pretax gain of $35.9 million recorded at the corporate level.
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
Other Income (Expense). Other income (expense) includes interest earned, interest expense and other non-operating items, as well as $3.4 million and $27.7 million grants received from the USDA for the year-ended December 31, 2023 and 2022, respectively, related to the Biofuel Producer Program.
Income from Equity Method Investees. Income from equity method investees represents our proportional share of earnings from our equity method investees.
Results of Operations
We maintained an average utilization rate of approximately 89% of capacity during 2023, compared with 91% of capacity for the prior year. Our operating strategy is to transform our company to a value-add agricultural technology company. Depending on the margin environment, we may exercise operational discretion that results in reductions in production volumes. It is possible that throughput volumes could fluctuate in the future, depending on various factors that drive each biorefinery’s variable contribution margin, including future driving and gasoline demand for the industry, demand for valuable coproducts we produce, and the supply and pricing of renewable feedstocks needed to operate our biorefineries.
Comparability
The following summarizes various events that affect the comparability of our operating results for the past three years:

•September 2023	Atkinson, Nebraska ethanol plant was sold and certain storage assets of this plant were acquired from the partnership prior to being sold.
•May 2022	Received a $27.7 million grant from the USDA as part of the Biofuel Producer Program. An additional $3.4 million was received in July 2023.
•March 2021	Ord, Nebraska ethanol plant was sold and certain storage assets of this plant were acquired from the partnership prior to being sold.
A discussion regarding our financial condition and results of operations for the year ended December 31, 2022, compared to the year ended December 31, 2021, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 10, 2023.

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
The selected operating segment financial information are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenues
Ethanol production
Revenues from external customers	$2,815,873	$3,070,192	$2,153,368
Intersegment revenues	—	—	—
Total segment revenues	2,815,873	3,070,192	2,153,368
Agribusiness and energy services:
Revenues from external customers	475,757	588,654	669,526
Intersegment revenues	25,146	26,961	21,958
Total segment revenues	500,903	615,615	691,484
Partnership
Revenues from external customers	4,113	4,003	4,274
Intersegment revenues	76,970	75,764	74,178
Total segment revenues	81,083	79,767	78,452
Revenues including intersegment activity	3,397,859	3,765,574	2,923,304
Intersegment eliminations	(102,116)	(102,725)	(96,136)
	$3,295,743	$3,662,849	$2,827,168

	Year Ended December 31,
	2023	2022	2021
Cost of goods sold
Ethanol production	$2,751,292	$3,068,366	$2,063,283
Agribusiness and energy services	454,776	562,950	657,375
Intersegment eliminations	(102,230)	(106,305)	(95,549)
	$3,103,838	$3,525,011	$2,625,109

	Year Ended December 31,
	2023	2022	2021
Gross margin
Ethanol production	$64,581	$1,826	$90,085
Agribusiness and energy services	46,127	52,665	34,109
Partnership	81,083	79,767	78,452
Intersegment eliminations	114	3,580	(587)
	$191,905	$137,838	$202,059

	Year Ended December 31,
	2023	2022	2021
Operating income (loss)
Ethanol production (1)	$(66,931)	$(117,764)	$(27,996)
Agribusiness and energy services	28,100	36,415	17,458
Partnership	46,859	47,699	48,672
Intersegment eliminations	114	3,580	(587)
Corporate activities (2)	(69,720)	(68,878)	(12,039)
	$(61,578)	$(98,948)	$25,508
(1)Operating loss for ethanol production includes an inventory lower of average cost or net realizable value adjustment of $2.6 million and $12.3 million for the year-ended December 31, 2023 and 2022, respectively.
(2)Corporate activities for the year-ended December 31, 2023 and 2021 includes a $4.1 million and $29.6 million net gain on sale of assets, respectively.

	Year Ended December 31,
	2023	2022	2021
Depreciation and amortization
Ethanol production	$89,537	$81,545	$82,969
Agribusiness and energy services	2,360	3,466	2,535
Partnership	3,175	4,093	3,737
Corporate activities	3,172	3,594	2,711
	$98,244	$92,698	$91,952
We use EBITDA, adjusted EBITDA, and segment EBITDA as measures of profitability to compare the financial performance of our reportable segments and manage those segments. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs. Adjusted EBITDA includes adjustments related to other income associated with the USDA COVID-19 relief grants, gains on sale of assets, and our proportional share of EBITDA adjustments of our equity method investees. We believe EBITDA, adjusted EBITDA and segment EBITDA are useful measures to compare our performance against other companies. These measures should not be considered an alternative to, or more meaningful than, net income, which is prepared in accordance with GAAP. EBITDA, adjusted EBITDA, and segment EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA, adjusted EBITDA, and segment EBITDA may not be comparable with a similarly titled measure of other companies.

The following table reconciles net loss including noncontrolling interest to adjusted EBITDA (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(76,299)	$(103,377)	$(44,146)
Interest expense (1)	37,703	32,642	67,144
Income tax expense (benefit)	(5,617)	4,747	1,845
Depreciation and amortization (2)	98,244	92,698	91,952
EBITDA	54,031	26,710	116,795
Other income (3)	(3,440)	(27,712)	—
Gain on sale of assets, net	(5,265)	—	(29,601)
Proportional share of EBITDA adjustments to equity method investees	180	180	184
Adjusted EBITDA	$45,506	$(822)	$87,378
(1)Interest expense for the year ended December 31, 2021 includes a loss on extinguishment of convertible notes of $22.1 million and a loss on settlement of convertible notes of $9.5 million.
(2)Excludes the amortization of operating lease right-of-use assets and amortization of debt issuance costs.
(3)Other income for the year-ended December 31, 2023 and 2022, includes a grant received from the USDA related to the Biofuel Producer Program of $3.4 million and $27.7 million, respectively.
The following table reconciles segment EBITDA to consolidated adjusted EBITDA (in thousands):

	Year Ended December 31,
	2023	2022	2021
Adjusted EBITDA:
Ethanol production (1)	$26,769	$(8,619)	$55,056
Agribusiness and energy services	31,689	39,798	19,716
Partnership	51,678	52,429	53,109
Intersegment eliminations	114	3,580	(587)
Corporate activities (2)	(56,219)	(60,478)	(10,499)
EBITDA	54,031	26,710	116,795
Other income (3)	(3,440)	(27,712)	—
Gain on sale of assets, net	(5,265)	—	(29,601)
Proportional share of EBITDA adjustments to equity method investees	180	180	184
Adjusted EBITDA	$45,506	$(822)	$87,378
(1)Operating loss for ethanol production includes an inventory lower of average cost or net realizable value adjustment of $2.6 million and $12.3 million for the year-ended December 31, 2023 and 2022, respectively.
(2)Corporate activities for the year-ended December 31, 2023 and 2021 includes a $4.1 million and $29.6 million net gain on sale of assets, respectively.
(3)Other income for the year-ended December 31, 2023 and 2022, includes a grant received from the USDA related to the Biofuel Producer Program of $3.4 million and $27.7 million, respectively.

Total assets by segment are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Total assets (1)
Ethanol production	$1,173,218	$1,157,791
Agribusiness and energy services	413,937	489,083
Partnership	102,776	108,680
Corporate assets	254,300	386,437
Intersegment eliminations	(4,909)	(18,860)
	$1,939,322	$2,123,131
(1)Asset balances by segment exclude intercompany balances.
Year Ended December 31, 2023 compared with the Year Ended December 31, 2022
Consolidated Results
Consolidated revenues decreased $367.1 million in 2023 compared with 2022 primarily due to lower average selling prices and lower volumes sold on ethanol, distillers grains and renewable corn oil within our ethanol production segment as described below. Additionally, we had lower revenues within our agribusiness and energy services segment as a result of decreased trading margins.
Net loss decreased $27.1 million in 2023 compared with 2022 primarily due to higher margins in our ethanol production segment, partially offset by lower margins in our agribusiness and energy services segment. Adjusted EBITDA increased $46.3 million in 2023 compared with 2022 primarily due to higher margins in our ethanol production segment, partially offset by lower margins in our agribusiness and energy services segment and lower other income from the grants received from the USDA related to the Biofuel Producer Program. Interest expense increased $5.1 million in 2023 compared with 2022 primarily due to a decrease in the amount of capitalized interest. Income tax benefit was $5.6 million in 2023 compared to an income tax expense of $4.7 million in 2022 primarily due to a decrease in the valuation allowance recorded against certain deferred tax assets.
The following discussion provides greater detail about our segment performance.
Ethanol Production Segment
Key operating data for our ethanol production segment is as follows:

	Year Ended December 31,
	2023	2022

Ethanol sold
(thousands of gallons)	840,819	872,133
Distillers grains sold
(thousands of equivalent dried tons)	1,933	2,213
Ultra-High Protein Sold
(thousands of tons)	223	67
Renewable corn oil sold
(thousands of pounds)	279,861	281,730
Corn consumed
(thousands of bushels)	289,267	301,868

Revenues in our ethanol production segment decreased $254.3 million in 2023 compared with 2022 primarily due to lower ethanol, distillers grains and renewable corn oil volumes sold driven partially by the disposition of our Atkinson, Nebraska plant resulting in decreased revenues of $82.3 million, $28.4 million and $1.3 million, respectively, as well as lower weighted average selling prices on ethanol, distillers grains and renewable corn oil resulting in decreased revenues of $96.8 million, $32.4 million and $14.4 million, respectively. Revenues increased as a result of hedging activities by $10.9 million.
Cost of goods sold in our ethanol production segment decreased $317.1 million for 2023 compared with 2022 due to lower weighted average corn prices, lower corn volumes processed and hedging activities, resulting in decreased costs of $300.2 million, $91.1 million and $46.3 million, respectively, as well as lower chemicals and other costs of $26.8 million and lower utility costs of $6.4 million, partially offset by higher ethanol volumes purchased of $150.2 million, as well as higher freight costs of $7.9 million.
Operating loss in our ethanol production segment decreased $50.8 million in 2023 compared with 2022 primarily due to increased margins on ethanol production as outlined above. Depreciation and amortization expense for the ethanol production segment was $89.5 million for 2023 compared with $81.5 million during 2022, with the increase primarily due to Ultra-High Protein assets placed in service.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $114.7 million while operating income also decreased $8.3 million in 2023 compared with 2022. The decrease in revenues was primarily due to a decrease in ethanol, natural gas and distillers grains trading margins, partially offset by an increase in renewable corn oil trading volumes. Operating income decreased primarily as a result of lower distillers grains trading margins.
Partnership Segment
Revenues generated by our partnership segment increased $1.3 million in 2023 compared with 2022. Railcar transportation services revenue increased $3.5 million primarily due to an increase in transportation service fees charged as a result of the partnership upgrading its leased railcar fleet to comply with DOT 117 regulations. Storage and throughput services revenue was consistent with the prior period. Terminal services revenue increased $0.3 million primarily due to higher throughput at our partnership's terminals. Trucking and other revenue decreased $2.5 million due to the discontinuance of trucking operations, which occurred in May 2023. Operating income decreased $0.8 million in 2023 compared with 2022 primarily due to transaction costs related to the Merger Agreement, partially offset by gains realized on the sale of trucking assets.
Intersegment Eliminations
Intersegment eliminations of revenues decreased by $0.6 million for 2023 compared with 2022 primarily due to decreased intersegment marketing and commodity service fees within the agribusiness and energy services segment as a result of lower production volumes, partially offset by increased storage and throughput fees paid to the partnership segment.
Corporate Activities
Operating loss was impacted by an increase in corporate activities of $0.8 million for 2023 compared with 2022, primarily due to increased personnel costs and transaction costs related to the Merger Agreement, partially offset by the gain on the sale of assets during 2023.
Income Taxes
We recorded income tax benefit of $5.6 million for 2023 compared to an income tax expense of $4.7 million in 2022. The increase in the amount of tax benefit recorded for 2023 was primarily due to a decrease in the valuation allowance recorded against certain deferred tax assets.
Liquidity and Capital Resources
Our principal sources of liquidity include cash generated from operating activities and credit facilities. We fund our operating expenses and service debt primarily with operating cash flows. Capital resources for maintenance and growth expenditures are funded by a variety of sources, including cash generated from operating activities, borrowings under credit facilities, or issuance of public or private debt or equity securities. Our ability to access capital markets for debt under reasonable terms depends on our financial condition, credit ratings and market conditions. We believe that our ability to obtain financing at reasonable rates based on these factors remains sufficient and provides a solid foundation to meet our future liquidity and capital resource requirements.
On December 31, 2023, we had $349.6 million in cash and cash equivalents and $29.2 million in restricted cash. We also had $251.0 million available under our committed revolving credit agreement, subject to restrictions or other lending conditions. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At December 31, 2023, our subsidiaries had approximately $126.8 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities.
Net cash provided by operating activities was $56.3 million in 2023 compared to $69.7 million in 2022. Operating activities compared to the prior year were primarily affected by higher cash provided by lower inventory and lower net loss compared to the prior year, partially offset by higher cash used related to lower accounts payables. Net cash used in investing activities was $106.9 million in 2023 compared to $105.3 million in 2022 primarily due to higher cash provided by lower capital expenditures and proceeds from the sale of assets in 2023, offset by the proceeds from the sale of marketable securities in the prior year. Net cash used in financing activities was $71.0 million in 2023 compared to $25.1 million in 2022 primarily due to higher debt proceeds in 2022 as a result of changes in our debt structure.
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
We incurred capital expenditures of $108.5 million in 2023 primarily for Ultra-High Protein expansion projects at Mount Vernon and Obion, the clean sugar expansion project at Shenandoah and for various other capital projects. The current projected estimate for capital spending for 2024 is approximately $125 million to $150 million, which is subject to review prior to the initiation of any project. The estimate includes additional expenditures for various capital projects, which are expected to be financed with cash on hand and with cash provided by operating activities.
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
Our board of directors authorized a share repurchase program of up to $200.0 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We did not repurchase any common stock in 2023, 2022 or 2021. To date, we have repurchased approximately 7.4 million shares of common stock for approximately $92.8 million under the program.
We believe we have sufficient working capital for our existing operations. A continued sustained period of unprofitable operations, however, may strain our liquidity. We may sell additional assets or equity or borrow capital to improve or preserve our liquidity, expand our business or acquire businesses.
Debt
We were in compliance with our debt covenants at December 31, 2023. Based on our forecasts, we believe we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.

Corporate Activities
In March 2021, we issued $230.0 million of unsecured 2.25% convertible senior notes due in 2027, or the 2.25% notes. The 2.25% notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year. The initial conversion rate is 31.6206 shares of our common stock per $1,000 principal amount of 2.25% notes (equivalent to an initial conversion price of approximately $31.62 per share of our common stock), representing an approximately 37.5% premium over the offering price of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; or a tender or exchange offering. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our calling the 2.25% notes for redemption. We may settle the 2.25% notes in cash, common stock or a combination of cash and common stock. At December 31, 2023, the outstanding principal balance on the 2.25% notes was $230.0 million.
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
In August 2016, we issued $170.0 million of 4.125% convertible senior notes due in 2022, or the 4.125% notes, which were senior, unsecured obligations. In March 2021, concurrent with the issuance of the 2.25% notes, we used approximately $156.5 million of the net proceeds of the 2.25% notes to repurchase approximately $135.7 million aggregate principal amount of the 4.125% notes due 2022, in privately negotiated transactions. Pursuant to the guidance within ASC 470, Debt, we recorded a loss upon extinguishment of $22.1 million in interest expense. This charge included $1.2 million of unamortized debt issuance costs related to the principal balance extinguished.
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
Ethanol Production Segment
On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon issued $125.0 million of junior secured mezzanine notes due February 2026 with BlackRock for the purchase of all notes issued. These notes will mature on February 9, 2026 and are secured by a pledge of the membership interests in, and the real property owned by, Green Plains Obion and Green Plains Mount Vernon. At December 31, 2023, the outstanding principal balance was $125.0 million on the loan and the interest rate was 11.75%.
Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of us, have a $75.0 million secured loan agreement, which matures on September 1, 2035. At December 31, 2023, the outstanding principal balance was $73.1 million on the loan and the interest rate was 5.02%.
We also have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.
Agribusiness and Energy Services Segment
Green Plains Finance Company, Green Plains Grain and Green Plains Trade have total senior secured revolving commitments of $350.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $100.0 million of new lender commitments subject to certain conditions. The facility matures in March 2027. Each

SOFR rate loan shall bear interest for each day at a rate per annum equal to the Term SOFR rate for the outstanding period plus a Term SOFR adjustment and an applicable margin of 2.25% to 2.50%, which is dependent on undrawn availability under the facility. Each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable margin of 1.25% to 1.50%, which is dependent on undrawn availability under the facility. The unused portion of the facility is also subject to a commitment fee of 0.275% to 0.375%, dependent on undrawn availability. At December 31, 2023, the outstanding principal balance was $99.0 million on the facility and the interest rate was 9.41%.
Green Plains Commodity Management has an uncommitted $40.0 million revolving credit facility to finance margins related to its hedging programs, which is secured by cash and securities held in its brokerage accounts. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At December 31, 2023, the outstanding principal balance was $7.0 million on the facility and the interest rate was 7.15%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of December 31, 2023.
Partnership Segment
Green Plains Partners, through a wholly owned subsidiary, has a secured term loan to fund working capital, capital expenditures and other general partnership purposes. The term loan has a maturity date of July 20, 2026. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter. The partnership repurchased $1.0 million of the outstanding notes during 2022. Prepayments totaling $3.0 million were made during the year ended December 31, 2023.
On April 19, 2023, the term loan was amended to change the underlying floating interest rate to a SOFR-based rate from a LIBOR-based rate. The impact of the amendment was not material to interest expense.
Interest on the term loan is based on 3-month SOFR plus 8.26%, and is payable on the 15th day of each March, June, September and December. The term loan is secured by substantially all of the assets of the partnership. As of December 31, 2023, the term loan had a balance of $56.0 million and an interest rate of 13.65%.
Refer to Note 12 – Debt included in the notes to the audited consolidated financial statements included herein for more information about our debt.
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements and contractual and purchase commitments related to commodities, storage and transportation. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of December 31, 2023 totaled $86.9 million. As of December 31, 2023, we had contracted future purchases of grain, ethanol, distillers grains, and natural gas valued at approximately $166.4 million and future commitments for storage and transportation valued at approximately $27.0 million. Refer to Note 17 – Commitments and Contingencies included in the notes to consolidated financial statements for more information.
Item 7A. Qualitative and Quantitative Disclosures About Market Risk.
We use various financial instruments to manage and reduce our exposure to various market risks, including changes in commodity prices and interest rates. We conduct the majority of our business in U.S. dollars and are not currently exposed to material foreign currency risk.
Interest Rate Risk
We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or SOFR. At December 31, 2023, we had $604.7 million in debt, $161.9 million of which had variable interest rates. A 10% increase in interest rates would affect our interest cost by approximately $1.7 million per year.

Refer to Note 12 – Debt included in the notes to the audited consolidated financial statements included herein for more information about our debt.
Commodity Price Risk
Our business is highly sensitive to commodity price risk, particularly for ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas. Ethanol prices are sensitive to world crude oil supply and demand, the price of crude oil, gasoline, corn, the price of substitute fuels, refining capacity and utilization, government regulation and consumer demand for alternative fuels. Corn prices are affected by weather conditions, yield, changes in domestic and global supply and demand, and government programs and policies. Distillers grains prices are impacted by livestock numbers on feed, prices for feed alternatives and supply, which is associated with ethanol plant production. Natural gas prices are influenced by severe weather in the summer and winter and hurricanes in the spring, summer and fall. Other factors include North American energy exploration and production, and the amount of natural gas in underground storage during injection and withdrawal seasons. During 2022, we locked in natural gas purchases above current market rates, which adversely impacted our 2023 margins.
To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. For the year ended December 31, 2023, revenues included net gains of $4.8 million and cost of goods sold included net gains of $30.2 million associated with derivative instruments.
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
Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on December 31, 2023, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price

Ethanol	903,000	Gallons	$106,788
Corn	310,000	Bushels	$114,315
Distillers grains (2)	2,200	Tons (3)	$27,409
Renewable corn oil	300,000	Pounds	$10,279
Natural gas	26,400	MmBTU	$3,884

(1)Estimated volumes assume production at full capacity.
(2)Includes Ultra-High Protein
(3)Distillers grains quantities are stated on an equivalent dried ton basis.

Agribusiness and Energy Services Segment
In the agribusiness and energy services segment, our inventories, physical purchase and sale contracts and derivatives are marked to market. Our inventories are carried at the lower of average cost or net realizable value, except fair-value hedged inventories. To reduce commodity price risk caused by market fluctuations for purchase and sale commitments of grain and grain held in inventory, we enter into exchange-traded futures and options contracts that serve as economic hedges.
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
Under the supervision of and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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
Under the supervision and participation of our chief executive officer and chief financial officer, management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2023, based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting
Management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. We have not identified any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Green Plains Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Green Plains Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 9, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Omaha, Nebraska
February 9, 2024

Item 9B. Other Information.
During the year ended December 31, 2023, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information in our Proxy Statement for the 2024 Annual Meeting of Stockholders (“Proxy Statement”) under “Corporate Governance,” “Proposal 1 – Election of Directors” and “Executive Officers” is incorporated by reference.
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

2.1(b)
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

2.2
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

2.3
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

4.3(a)
Indenture, dated March 1, 2021, between Green Plains Inc. and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K dated March 1, 2021)

4.3(b)
First Supplemental Indenture relating to the 2.25% Convertible Senior Notes due 2027, dated as of March 1, 2021, between Green Plains Inc. and Wilmington Trust, National Association, including the form of Global Note attached as Exhibit A thereto (incorporated herein by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K dated March 1, 2021)

4.3(c)	Form of Global Note representing 2.25% Convertible Senior Notes due 2027 (included as a part of Exhibit 4.3(b)).
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

*10.4(a)	2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K dated May 11, 2009)
*10.4(b)	Amendment No. 1 to the 2009 Equity Incentive Plan (incorporated herein by reference to Appendix A of the company’s Definitive Proxy Statement filed March 25, 2011)
*10.4(c)	Amendment No. 2 to the 2009 Equity Incentive Plan (incorporated herein by reference to Appendix A of the company’s Definitive Proxy Statement filed March 29, 2013)
*10.4(d)	Amended and Restated 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the company’s Registration Statement on Form S-8 filed June 23, 2017)

*10.4(e)	Form of Stock Option Award Agreement for 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.19(b) of the company’s Annual Report on Form 10-K filed February 24, 2010)
*10.5(a)	2019 Equity Incentive Plan (incorporated herein by reference to Appendix A of the company’s Definitive Proxy Statement filed March 28, 2019)
*10.5(b)	Amendment No. 1 to the 2019 Equity Incentive Plan (incorporated herein by reference to Appendix A of the company’s Definitive Proxy Statement filed March 26, 2020)
*10.5(c)	Green Plains Inc. Restricted Stock Agreement for 2019 Equity Incentive Plan
*10.5(d)	Green Plains Inc. Performance Share Unit Agreement for 2019 Equity Incentive Plan
10.6(a)
Fourth Amended and Restated Revolving Credit and Security Agreement dated July 28, 2017, among Green Plains Trade Group LLC, the Lenders and PNC Bank, National Association as Lender and Agent (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated July 31, 2017)

10.6(b)
First Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of August 29, 2017, among Green Plains Trade Group LLC and PNC Bank, National Association, as agent, and the lenders party to the Credit and Security Agreement (incorporated herein by reference to Exhibit 10.4(a) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.6(c)
Second Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of March 15, 2018, by and among Green Plains Trade Group LLC and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q dated May 7, 2018)

10.6(d)
Third Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of November 27, 2019, by and among Green Plains Trade Group LLC and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.5(f) of the company’s Annual Report on Form 10-K filed February 20, 2020)

10.6(e)
Guaranty, dated as of August 29, 2017, in favor of PNC Bank, National Association, as agent (incorporated herein by reference to Exhibit 10.4(c) to the company’s Current Report on Form 8-K dated August 29, 2017)

*10.7	Umbrella Short-Term Incentive Plan (incorporated herein by reference to Appendix A of the company’s Proxy Statement filed April 3, 2014)
10.8(a)
Credit Agreement dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc., BNP Paribas Securities Corp. as Lead Arranger, Rabo Agrifinance, Inc. as Syndication Agent, ABN AMRO Capital USA LLC as Documentation Agent and BNP Paribas as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed November 3, 2011)

10.8(b)
Security Agreement dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and BNP Paribas (incorporated herein by reference to Exhibit 10.2 of the company’s Current Report on Form 8-K filed November 3, 2011)

10.8(c)
Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and Bank of Oklahoma (incorporated herein by reference to Exhibit 10.3 of the company’s Current Report on Form 8-K filed November 3, 2011)

10.8(d)
Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.4 of the company’s Current Report on Form 8-K filed November 3, 2011)

10.8(e)
Promissory Note dated October 28, 2011 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc. and Farm Credit Bank of Texas (incorporated herein by reference to Exhibit 10.5 of the company’s Current Report on Form 8-K filed November 3, 2011)

10.8(f)
First Amendment to Credit Agreement dated January 6, 2012 by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex Inc., BNP Paribas and the Required Lenders (incorporated herein by reference to Exhibit 10.26(k) of the company’s Annual Report on Form 10-K filed February 17, 2012)

10.8(g)
Second Amendment to Credit Agreement, dated October 26, 2012, by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex, Inc., BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (incorporated herein by reference to Exhibit 10.5 of the company’s Quarterly Report on Form 10-Q filed November 1, 2012)

10.8(h)
Third Amendment to Credit Agreement, dated August 27, 2013, by and among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Essex, Inc., BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (incorporated herein by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q filed October 31, 2013)

10.8(i)
Fourth Amendment to Credit Agreement, dated August 8, 2014, by and among Green Plains Grain Company LLC (including in its capacity as successor by merger to Green Plains Essex Inc.), Green Plains Grain Company TN LLC, BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (incorporated herein by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q filed October 30, 2014)

10.8(j)
Fifth Amendment to Credit Agreement, dated June 1, 2015, by and among Green Plains Grain Company LLC (including in its capacity as successor by merger to Green Plains Essex Inc.), Green Plains Grain Company TN LLC, BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (incorporated herein by reference to Exhibit 10.5 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.8(k)
Sixth Amendment to Credit Agreement, dated January 5, 2016, by and among Green Plains Grain Company LLC (including in its capacity as successor by merger to Green Plains Essex Inc.), Green Plains Grain Company TN LLC, BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (incorporated herein by reference to Exhibit 10.6 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.8(l)
Seventh Amendment to Credit Agreement, dated July 27, 2016, by and among Green Plains Grain Company LLC (including in its capacity as successor by merger to Green Plains Essex Inc.), Green Plains Grain Company TN LLC, BNP Paribas, as the administrative agent under the Credit Agreement, and the lenders party to the Credit Agreement (incorporated herein by reference to Exhibit 10.7 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.8(m)
Eighth Amendment to Credit Agreement, dated as of August 29, 2017, among Green Plains Grain Company and BNP Paribas, as Administrative Agent, and the lenders party to the Credit Agreement (incorporated herein by reference to Exhibit 10.3(a) to the company’s Current Report on Form 8-K dated August 29, 2017)

10.8(n)
Ninth Amendment to Credit Agreement, dated as of June 28, 2019, among Green Plains Grain Company LLC and BNP Paribas, as Administrative Agent, and the lenders party to the Credit Agreement (incorporated herein by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on July 1, 2019)

10.8(o)
Guaranty, dated as of August 29, 2017, in favor of BNP Paribas, as administrative agent (incorporated herein by reference to Exhibit 10.3(c) to the company’s Current Report on Form 8-K dated August 29, 2017)

*10.9
Employment Agreement by and between Green Plains Renewable Energy, Inc. and Patrich Simpkins dated April 1, 2012 (incorporated herein by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q filed May 1, 2014)

*10.10
Employment Agreement by and between Green Plains Inc. and Michelle S. Mapes dated February 3, 2020 (incorporated herein by reference to Exhibit 10.12 of the company’s Annual Report on Form 10-K filed February 20, 2020)

10.11
Contribution, Conveyance and Assumption Agreement, dated July 1, 2015, by and among Green Plains Inc., Green Plains Obion LLC, Green Plains Trucking LLC, Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.12(a)
Omnibus Agreement, dated July 1, 2015, by and among Green Plains Inc., Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.12(b)
First Amendment to the Omnibus Agreement, dated January 1, 2016, by and among Green Plains Inc., Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (incorporated herein by reference to Exhibit 10.22(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.12(c)
Second Amendment to the Omnibus Agreement, dated September 23, 2016, by and among Green Plains Inc., Green Plains Partners LP, Green Plains Holdings LLC and Green Plains Operating Company LLC (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated September 26, 2016)

10.12(d)
Third Amendment to the Omnibus Agreement, dated November 15, 2018, by and among Green Plains Inc., Green Plains Partners LP, Green Plains Holdings LLC and Green Plains Operating Company LLC (incorporated herein by reference to Exhibit 10.18(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.13(a)
Operational Services and Secondment Agreement, dated July 1, 2015, by and between Green Plains Inc. and Green Plains Holdings LLC (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.13(b)
Amendment No. 1 to the Operational Services and Secondment Agreement, dated January 1, 2016, by and between Green Plains Inc. and Green Plains Holdings LLC (incorporated herein by reference to Exhibit 10.23(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.13(c)
Amendment No. 2 to Operational Services and Secondment Agreement, dated September 23, 2016, between Green Plains Inc. and Green Plains Holdings LLC (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated September 26, 2016)

10.13(d)
Amendment No. 3 to Operational Services and Secondment Agreement, dated November 15, 2018, between Green Plains Inc. and Green Plains Holdings LLC (incorporated herein by reference to Exhibit 10.19(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.13(e)
Amendment No. 4 to Operational Services and Secondment Agreement, dated December 28, 2020, between Green Plains Inc. and Green Plains Holdings LLC (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed December 28, 2020)

10.13(f)
Amendment No. 5 to Operational Services and Secondment Agreement, dated March 22, 2021, between Green Plains Inc. and Green Plains Holdings LLC. (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated March 23, 2021)

10.14(a)
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

10.14(c)
Correction to Rail Transportation Services Agreement, dated May 12, 2016, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q filed August 3, 2016)

10.14(d)	Amendment No. 2 to Rail Transportation Services Agreement, dated November 30, 2016 (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated December 1, 2016)
10.14(e)
Amendment No. 3 to Rail Transportation Services Agreement, dated November 15, 2018 (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated November 15, 2018)

10.14(f)
Corrective Amendment to Rail Transportation Services Agreement, dated November 15, 2018, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.20(f) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.14(g)
Amendment No. 4 to Rail Transportation Services Agreement, dated December 28, 2020 (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated December 28, 2020)

10.14(h)
Amendment No. 5 to Rail Transportation Services Agreement, dated March 22, 2021, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed March 23, 2021)

10.14(i)
Amendment No. 6 to Rail Transportation Services Agreement, dated August 16, 2022, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC. (incorporated herein by reference to exhibit 10.1 to the company's Quarterly Report on Form 10-Q filed November 3, 2022)

10.15(a)
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

10.15(d)
Amendment No. 2 to Ethanol Storage and Throughput Agreement, dated September 23, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated September 26, 2016)

10.15(e)
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

10.15(f)
Amendment No. 4 to Ethanol Storage and Throughput Agreement, dated December 28, 2020, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated December 28, 2020)

10.15(g)
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

10.16(a)
Credit Agreement, dated July 1, 2015, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K dated July 6, 2015)

10.16(b)
First Amendment to Credit Agreement, dated September 16, 2016 by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.22(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.16(c)
Incremental Joinder Agreement, dated October 27, 2017, among Green Plains Operating Company LLC and Bank of America, as Administrative (incorporated herein by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q dated November 2, 2017)

10.16(d)
Second Amendment to Credit Agreement, dated February 16, 2018 by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.22(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.16(e)
Incremental Joinder Agreement, dated February 20, 2018, among Green Plains Operating Company LLC and Bank of America, as Administrative (incorporated herein by reference to Exhibit 10.22(e) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.16(f)
Third Amendment to Credit Agreement, dated October 12, 2018 by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated herein by reference to Exhibit 10.22(f) to the company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.16(g)
Consent to Credit Agreement, dated July 15, 2019, by and among Green Plains Operating Company LLC and Bank of America, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q dated August 6, 2019)

10.16(h)
Fourth Amendment to Credit Agreement, dated June 4, 2020, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A. and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on June 4, 2020)

10.16(i)
Amended and Restated Credit Agreement, dated July 20, 2021, by and among Green Plains Operating Company LLC, as the Borrower, the guarantors identified therein, TMI Trust Company, as Administrative Agent and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on July 26, 2021)

10.16(j)
Amendment No. 1 to Amended and Restated Credit Agreement, dated February 11, 2022, by and among Green Plains Operating Company LLC, as the Borrower, the guarantors identified therein, TMI Trust Company, as Administrative Agent and the other lenders party thereto (incorporated herein by reference to Exhibit 10.26 to the company's Annual Report on Form 10-K for the year ended December 31, 2021).

10.16(k)
Amendment No. 2 to Amended and Restated Credit Agreement, dated April 19, 2023, by and among Green Plains Operating Company LLC, the guarantors, the Lenders, and TMI Trust Company (incorporated herein by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q filed on May 4, 2023)

10.16(l)
Amendment No. 3 to the Amended and Restated Credit Agreement, dated October 30, 2023, by and among Green Plains Operating Company LLC, as the Borrower, the guarantors identified therein, Argent Institutional Trust Company, as Administrative Agent and the other lenders party thereto (The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request) (incorporated herein by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q filed on October 31, 2023)

10.17(a)
Revolving Credit Facility, dated as of April 30, 2018, by and among Green Plains Commodity Management LLC and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q dated May 7, 2018)

10.17(b)
Amendment to Revolving Credit Facility, dated as of June 18, 2019, by and among Green Plains Commodity Management LLC and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.24(b) of the company’s Annual Report on Form 10-K filed February 20, 2020)

10.17(c)
Second Amendment to Revolving Credit Facility, dated as of November 24, 2021, by and among Green Plains Commodity Management LLC, Macquarie Bank Limited and Macquarie Futures USA LLC (incorporated herein by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q filed May 4, 2023)

10.17(d)
Third Amendment to Revolving Credit Facility, dated as of February 20, 2022, by and among Green Plains Commodity Management LLC, Macquarie Bank Limited and Macquarie Futures USA LLC (incorporated herein by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q filed May 4, 2023)

10.18(a)
Loan Agreement dated September 3, 2020 by and among Green Plains Wood River LLC and Green Plains Shenandoah LLC, as the Borrowers, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.18(b)
Delayed Draw Term Promissory Note dated September 3, 2020 by and among Green Plains Wood River LLC and Green Plains Shenandoah LLC, as the Borrowers, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.18(c)
Loan Guaranty Agreement dated September 3, 2020 by and among Green Plains Inc, as the Guarantor, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.18(d)
Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated September 3, 2020 by and among Green Plains Wood River LLC, as the Trustor, and MetLife Real Estate Lending LLC, as the Beneficiary (incorporated herein by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.18(e)
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated September 3, 2020 by and among Green Plains Shenandoah LLC, as the Borrower, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.19(a)
Note Purchase Agreement dated February 9, 2021 by and among Green Plains SPE LLC, as the Issuer, Green Plains Inc., as Guarantor, and Purchasers signatory thereto. (The schedules to the Note Purchase Agreement have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.19(b)
Pledge and Security Agreement dated February 9, 2021 by and among Green Plains SPE LLC, as the Pledgor, in favor of Wilmington Trust, National Association, as Trustee. (The schedules to the Pledge and Security Agreement have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.19(c)
Indenture dated February 9, 2021 by Green Plains SPE LLC, as Issuer, Green Plains Inc., as Guarantor and Wilmington Trust, National Association, as Trustee. (The schedules to the Indenture have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.19(d)
First Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from Green Plains Mount Vernon LLC, as Mortgagor and Wilmington Trust, National Association, as Mortgagee. (incorporated herein by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.19(e)
First Priority Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement from Green Plains Obion LLC, as Mortgagor and Wilmington Trust, National Association, as Mortgagee. (incorporated herein by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed on February 12, 2021)

*10.20
Employment Agreement by and between Green Plains Inc. and Leslie van der Meulen dated December 2, 2021 (incorporated herein by reference to Exhibit 10.25 to the company's Annual Report on Form 10-K for the year ended December 31, 2021).

10.21
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

10.22(a)
Exchange Agreement, dated August 3, 2022, by and between Green Plains Inc and the applicable Noteholders (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on August 4, 2022)

10.22(b)
Exchange Agreement, dated August 4, 2022, by and between Green Plains Inc and the applicable Noteholders (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on August 5, 2022)

10.22(c)
Exchange Agreement, dated August 4, 2022, by and between Green Plains Inc and the applicable Noteholders (incorporated herein by reference to Exhibit 10.2 to the company's Current Report on Form 8-K filed on August 5, 2022)

10.22(d)
Exchange Agreement, dated August 24, 2022, by and between Green Plains Inc and the applicable Noteholders (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on August 25, 2022)

*10.23
Employment Agreement by and between Green Plains Inc. and James E. Stark, dated March 1, 2023 (incorporated herein by reference to Exhibit 10.4 to the company's Quarterly Report on Form 10-Q filed on May 4, 2023).

*10.24
Green Plains Inc. Executive Change in Control Severance Plan, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.2 to the company's Quarterly Report on Form 10-Q filed on August 4, 2023)

*10.25
Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Todd A. Becker, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q filed on August 4, 2023)

*10.26
Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and James E. Stark, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q filed on August 4, 2023)

*10.27
Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Michelle Mapes, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q filed on August 4, 2023)

*10.28
Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Chris Osowski, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q filed on August 4, 2023)

*10.29
Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Patrich Simpkins, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q filed on August 4, 2023)

*10.30
Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Leslie van der Meulen, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q filed on August 4, 2023)

*10.31	Green Plains Inc. Director Compensation Program
*10.32	Green Plains Partners LP 2015 Long-Term Incentive Plan
10.33
Support Agreement, dated September 16, 2023, by and among Green Plains Partners LP, Green Plains Inc., and the parties listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the company's Registration Statement on Form S-4/A filed on filed November 17, 2023)

10.34
Cooperation Agreement, dated February 6, 2024, by and among Green Plains Inc. and Ancora Holdings Group, LLC (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on February 7, 2024)

21.1	Schedule of Subsidiaries
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Green Plains Inc. Clawback Policy
101	The following information from Green Plains Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements and Financial Statement Schedule.
104	The cover page from Green Plains Inc. Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL
__________________
*Represents management compensatory contracts
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS INC
(Registrant)

Date: February 9, 2024	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer	February 9, 2024
Todd A. Becker	(Principal Executive Officer) and Director

/s/ James E. Stark	Chief Financial Officer (Principal Financial	February 9, 2024
James E. Stark	Officer and Principal Accounting Officer)

/s/ Jim Anderson	Chairman of the Board	February 9, 2024
Jim Anderson

/s/ Farha Aslam	Director	February 9, 2024
Farha Aslam

/s/ Ejnar A. Knudsen III	Director	February 9, 2024
Ejnar A. Knudsen III

/s/ Brian D. Peterson	Director	February 9, 2024
Brian D. Peterson

/s/ Martin Salinas Jr.	Director	February 9, 2024
Martin Salinas Jr.

/s/ Alain Treuer	Director	February 9, 2024
Alain Treuer

/s/ Kimberly Wagner	Director	February 9, 2024
Kimberly Wagner

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Green Plains Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Green Plains Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 9, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Fair value of forward contracts
As discussed in Note 2 to the consolidated financial statements, the Company records forward contracts at fair value unless the contract qualifies for and the Company elects normal purchase or sale exceptions. The Company estimates a fair value based on exchange-quoted prices, adjusted as appropriate for regional location basis values, which represent differences in local markets including transportation as well as quality or grade differences. Basis values are generally determined using inputs from broker quotations or market transactions. As of December 31, 2023, the recorded balances of the Company’s derivative assets and liabilities associated with forward contracts were $13.3 million and $10.6 million, respectively, and are classified as Level 2 assets and liabilities within Notes 6 and 11.
We identified the assessment of the valuation of forward contracts as a critical audit matter. Specifically, evaluating the valuation of forward contracts, which included assumptions related to exchange-quoted prices, and adjustments for regional location basis values, involved complex auditor judgment due to the subjectivity involved in determining the fair value.

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
Omaha, Nebraska
February 9, 2024

GREEN PLAINS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$349,574	$444,661
Restricted cash	29,188	55,615
Accounts receivable, net of allowances of $85 and $429, respectively	94,446	108,610
Income taxes receivable	822	1,286
Inventories	215,810	278,950
Prepaid expenses and other	23,118	19,837
Derivative financial instruments	19,772	19,791
Total current assets	732,730	928,750
Property and equipment, net	1,021,928	1,029,327
Operating lease right-of-use assets	73,993	73,244
Other assets	110,671	91,810
Total assets	$1,939,322	$2,123,131

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$186,643	$234,301
Accrued and other liabilities	57,029	44,443
Derivative financial instruments	10,577	47,941
Operating lease current liabilities	22,908	20,721
Short-term notes payable and other borrowings	105,973	137,678
Current maturities of long-term debt	1,832	1,838
Total current liabilities	384,962	486,922
Long-term debt	491,918	495,243
Operating lease long-term liabilities	53,879	55,515
Other liabilities	18,507	24,385
Total liabilities	949,266	1,062,065

Commitments and contingencies (Note 17)

Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 62,326,622 and 62,100,555 shares issued, and 59,521,563 and 59,295,496 shares outstanding, respectively	62	62
Additional paid-in capital	1,113,806	1,110,151
Retained deficit	(235,801)	(142,417)
Accumulated other comprehensive loss	(3,160)	(26,591)
Treasury stock, 2,805,059 shares	(31,174)	(31,174)
Total Green Plains stockholders' equity	843,733	910,031
Noncontrolling interests	146,323	151,035
Total stockholders' equity	990,056	1,061,066
Total liabilities and stockholders' equity	$1,939,322	$2,123,131
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021

Revenues	$3,295,743	$3,662,849	$2,827,168

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	3,103,838	3,525,011	2,625,109
Operations and maintenance expenses	27,154	25,158	23,061
Selling, general and administrative expenses	133,350	118,930	91,139
Gain on sale of assets, net	(5,265)	—	(29,601)
Depreciation and amortization expenses	98,244	92,698	91,952
Total costs and expenses	3,357,321	3,761,797	2,801,660
Operating income (loss)	(61,578)	(98,948)	25,508

Other income (expense)
Interest income	11,707	5,277	575
Interest expense	(37,703)	(32,642)	(67,144)
Other, net	5,225	27,612	(1,940)
Total other income (expense)	(20,771)	247	(68,509)
Loss before income taxes and income from equity method investees	(82,349)	(98,701)	(43,001)
Income tax benefit (expense)	5,617	(4,747)	(1,845)
Income from equity method investees	433	71	700
Net loss	(76,299)	(103,377)	(44,146)
Net income attributable to noncontrolling interests	17,085	23,841	21,846
Net loss attributable to Green Plains	$(93,384)	$(127,218)	$(65,992)

Earnings per share
Net loss attributable to Green Plains - basic and diluted	$(1.59)	$(2.29)	$(1.41)

Weighted average shares outstanding
Basic and diluted	58,814	55,541	46,652
See accompanying notes to the consolidated financial statements

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(76,299)	$(103,377)	$(44,146)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives arising during the period, net of tax benefit (expense) of ($2,021), $5,092 and $7,806, respectively	6,348	(16,109)	(24,230)
Reclassification of realized losses on derivatives, net of tax benefit of ($5,438), ($578) and ($4,540), respectively	17,083	1,828	14,092
Total other comprehensive income (loss), net of tax	23,431	(14,281)	(10,138)
Comprehensive loss	(52,868)	(117,658)	(54,284)
Comprehensive income attributable to noncontrolling interests	17,085	23,841	21,846
Comprehensive loss attributable to Green Plains	$(69,953)	$(141,499)	$(76,130)
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance, January 1, 2021	47,471	$47	$691,393	$50,793	$(2,172)	11,813	$(131,287)	$608,774	$129,812	$738,586
Net income (loss)	—	—	—	(65,992)	—	—	—	(65,992)	21,846	(44,146)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(9,251)	(9,251)
Other comprehensive loss before reclassification	—	—	—	—	(24,230)	—	—	(24,230)	—	(24,230)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	14,092	—	—	14,092	—	14,092
Other comprehensive loss, net of tax	—	—	—	—	(10,138)	—	—	(10,138)	—	(10,138)
Issuance of common stock, net of fees	14,214	15	355,963	—	—	—	—	355,978	—	355,978
Exchange of 4.00% convertible notes due 2024	—	—	17,683	—	—	(3,569)	39,661	57,344	—	57,344
Investment in subsidiaries	—	—	—	—	—	—	—	—	12,264	12,264
Issuance of warrants	—	—	3,431	—	—	—	—	3,431	(3,431)	—
Stock-based compensation	155	—	1,103	—	—	—	—	1,103	279	1,382
Balance, December 31, 2021	61,840	62	1,069,573	(15,199)	(12,310)	8,244	(91,626)	950,500	151,519	1,102,019
Net income (loss)	—	—	—	(127,218)	—	—	—	(127,218)	23,841	(103,377)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(25,240)	(25,240)
Other comprehensive loss before reclassification	—	—	—	—	(16,109)	—	—	(16,109)	—	(16,109)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	1,828	—	—	1,828	—	1,828
Other comprehensive loss, net of tax	—	—	—	—	(14,281)	—	—	(14,281)	—	(14,281)
Exchange of 4.125% convertible notes due 2022	—	—	19,756	—	—	(1,188)	13,211	32,967	—	32,967
Redemption of 4.00% convertible notes due 2024	—	—	15,797			(4,251)	47,241	63,038		63,038
Investment in subsidiaries	—	—	—	—	—	—	—	—	675	675
Stock-based compensation	261	—	5,025	—	—	—	—	5,025	240	5,265
Balance, December 31, 2022	62,101	62	1,110,151	(142,417)	(26,591)	2,805	(31,174)	910,031	151,035	1,061,066
Net income (loss)	—	—	—	(93,384)	—	—	—	(93,384)	17,085	(76,299)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(22,728)	(22,728)
Other comprehensive income before reclassification	—	—	—	—	6,348	—	—	6,348	—	6,348
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	17,083	—	—	17,083	—	17,083
Other comprehensive income, net of tax	—	—	—	—	23,431	—	—	23,431	—	23,431
Investment in subsidiaries	—	—	—	—	—	—	—	—	572	572
Stock-based compensation	226	—	3,655	—	—	—	—	3,655	359	4,014
Balance, December 31, 2023	62,327	$62	$1,113,806	$(235,801)	$(3,160)	2,805	$(31,174)	$843,733	$146,323	$990,056
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(76,299)	$(103,377)	$(44,146)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	98,244	92,698	91,952
Amortization of debt issuance costs and non-cash interest expense	2,693	3,894	8,402
Gain on the sale of assets, net	(5,265)	—	(29,601)
Inventory lower of average cost or net realizable value adjustment	2,627	12,323	—
Loss on extinguishment of debt	—	419	32,645
Deferred income taxes	(6,855)	4,515	1,233
Stock-based compensation	13,032	9,071	6,058
Loss from equity method investees	(433)	(71)	(700)
Distribution from equity method investees	—	637	1,500
Other	2,203	(786)	1,590
Changes in operating assets and liabilities before effects of asset dispositions
Accounts receivable	14,164	8,519	(64,095)
Inventories	53,472	(23,435)	(20,543)
Derivative financial instruments	(2,919)	(7,145)	6,808
Prepaid expenses and other assets	(3,704)	(3,354)	(578)
Accounts payable and accrued liabilities	(34,573)	75,311	17,189
Current income tax expense (benefit)	497	841	(699)
Other	(538)	(351)	(2,769)
Net cash provided by operating activities	56,346	69,709	4,246

Cash flows from investing activities
Purchases of property and equipment, net	(108,093)	(212,366)	(187,195)
Purchases of marketable securities	—	—	(124,859)
Proceeds from the sale of marketable securities	—	124,523	—
Proceeds from the sale of assets, net	25,403	—	87,217
Disposition of equity method investees	—	—	(2,948)
Investment in equity method investees	(24,206)	(17,156)	—
Other investing activities	—	(253)	(8,500)
Net cash used in investing activities	(106,896)	(105,252)	(236,285)

Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	45,000	367,701
Payments of principal on long-term debt	(4,838)	(1,751)	(188,700)
Proceeds from short-term borrowings	1,190,999	1,863,315	3,473,541
Payments on short-term borrowings	(1,223,785)	(1,898,414)	(3,445,634)
Payments on extinguishment of convertible debt	—	(1,766)	(20,861)
Payments of dividends and distributions	(22,728)	(22,555)	(9,251)
Proceeds from issuance of common stock, net	—	—	355,978
Payments of loan fees	(16)	(2,522)	(9,195)
Payments related to tax withholdings for stock-based compensation	(9,018)	(3,806)	(4,671)
Other financing activities	(1,578)	(2,641)	(720)
Net cash provided by (used in) financing activities	(70,964)	(25,140)	518,188

Net change in cash and cash equivalents, and restricted cash	(121,514)	(60,683)	286,149
Cash and cash equivalents, and restricted cash, beginning of period	500,276	560,959	274,810
Cash and cash equivalents, and restricted cash, end of period	$378,762	$500,276	$560,959

Continued on the following page

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Continued from the previous page
	Year Ended December 31,
	2023	2022	2021
Reconciliation of total cash and cash equivalents, and restricted cash
Cash and cash equivalents	$349,574	$444,661	$426,220
Restricted cash	29,188	55,615	134,739
Total cash and cash equivalents, and restricted cash	$378,762	$500,276	$560,959

Non-cash financing activity
Exchange of 4.00% convertible notes due 2024 for shares of common stock held in treasury stock	$—	$64,000	$51,000
Exchange of 4.125% convertible notes due 2022 for shares of common stock held in treasury stock	$—	$32,550	$—

Supplemental investing activities
Assets acquired in acquisitions, net of cash	$—	$—	$9,000
Less: noncontrolling interests assumed	—	—	(4,500)
Net assets acquired	$—	$—	$4,500

Assets disposed of in sale	$22,351	$—	$54,626
Less: liabilities relinquished	(3,779)	—	(3,706)
Net assets disposed	$18,572	$—	$50,920

Supplemental disclosures of cash flow
Cash paid (refunded) for income taxes, net	$1,242	$583	$1,479
Cash paid for interest	$35,161	$30,889	$29,369
Capital expenditures in accounts payable	$7,001	$17,140	$11,948
Cash premium paid for extinguishment of convertible notes	$—	$—	$20,861
Non-cash asset retirement obligations additions	$3,013	$2,018	$1,166
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
Consolidated Financial Statements
The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis. As of December 31, 2023, the company owns a 48.8% limited partner interest and a 2.0% general partner interest in Green Plains Partners LP. Public investors own the remaining 49.2% limited partner interest in the partnership. The company determined that the limited partners in the partnership with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact the partnership’s economic performance; therefore, the partnership is considered a variable interest entity. The company, through its ownership of the general partner interest in the partnership, has the power to direct the activities that most significantly affect economic performance and is obligated to absorb losses and has the right to receive benefits that could be significant to the partnership. Therefore, the company is considered the primary beneficiary and consolidates the partnership in the company’s financial statements. The assets of the partnership cannot be used by the company for general corporate purposes. The partnership’s consolidated total assets as of December 31, 2023 and 2022, excluding intercompany balances, are $102.8 million and $108.7 million, respectively, and primarily consist of cash and cash equivalents, property and equipment, operating lease right-of-use assets and goodwill. The partnership’s consolidated total liabilities as of December 31, 2023 and 2022, excluding intercompany balances, are $118.5 million and $119.5 million, respectively, which primarily consist of long-term debt as discussed in Note 12 – Debt and operating lease liabilities. The liabilities recognized as a result of consolidating the partnership do not represent additional claims on the company's general assets.
On September 16, 2023, the company entered into a Merger Agreement to acquire all of the publicly held common units of the partnership not already owned by the company and its affiliates. On January 9, 2024, the transactions contemplated by the Merger Agreement were completed. Refer to Note 5 - Merger and Dispositions included herein for more information.
The company also owns a majority interest in FQT, with their results being consolidated in our consolidated financial statements.
Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The company bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances and regularly evaluates the appropriateness of its estimates and assumptions. Actual results could differ from those estimates. Certain accounting policies, including but not limited to those relating to derivative financial instruments and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.
Description of Business
The company operates within three operating segments: (1) ethanol production, which includes the production of ethanol, distillers grains, Ultra-High Protein and renewable corn oil, (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, Ultra-High Protein, renewable corn oil, natural gas and other commodities and (3) partnership, which includes fuel storage and transportation services.
Ethanol Production Segment. The company is one of the largest ethanol producers in North America. The company operates ten ethanol plants in six states through separate wholly owned operating subsidiaries. The company’s ethanol plants use a dry mill process to produce ethanol and co-products such as wet, modified wet or dried distillers grains and renewable corn oil. At capacity, the company expects to process approximately 310 million bushels of corn and produce approximately 903 million gallons of ethanol, 2.2 million tons of distillers grains and Ultra-High Protein, and 300 million pounds of renewable corn oil annually.
Agribusiness and Energy Services Segment. The company owns and operates grain handling and storage assets through its agribusiness and energy services segment, which has grain storage capacity of approximately 20.2 million bushels at the company’s ethanol plants. The company’s agribusiness operations provide synergies with the ethanol production segment as it supplies a portion of the feedstock needed to produce ethanol. The company has an in-house marketing business that is responsible for the sale, marketing and distribution of all ethanol, distillers grains, Ultra-High Protein and renewable corn oil produced at its ethanol plants. The company also purchases and sells ethanol, distillers grains, renewable corn oil, grain, natural gas and other commodities and participates in other merchant trading activities in various markets.
Partnership Segment. The company’s partnership segment provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. As of December 31, 2023, the partnership owns (i) 24 ethanol storage facilities located at or near the company’s ten ethanol plants, which have the ability to efficiently and effectively store and load railcars and tanker trucks with all of the ethanol produced at the company’s ethanol plants, (ii) two fuel terminal facilities, located near major rail lines, which enable the partnership to receive, store and deliver fuels from and to markets that seek access to renewable fuels, and (iii) transportation assets, including a leased railcar fleet of approximately 2,180 railcars which is utilized to transport ethanol from the company’s ethanol plants to refineries throughout the United States and international export terminals.
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
Concentrations of Credit Risk
The company is exposed to credit risk resulting from the possibility that another party may fail to perform according to the terms of the company’s contract. The company sells ethanol, distillers grains, Ultra-High Protein and renewable corn oil and markets products for third parties, which can result in concentrations of credit risk from a variety of customers, including major integrated oil companies, large independent refiners, petroleum wholesalers and other marketers. The company also sells grain to large commercial buyers, including other ethanol plants. Although payments are typically received within fifteen days of the sale, the company continually monitors its exposure. The company is also exposed to credit risk on prepayments of undelivered inventories with a few major suppliers of petroleum products and agricultural inputs.
The company has master netting arrangements with various counterparties. On the consolidated balance sheets, the associated net amount for each counterparty is reflected as either an accounts receivable or accounts payable. If the amount for each counterparty were reflected on a gross basis, the company’s accounts receivable and accounts payable would increase by $1.2 million and $12.7 million at December 31, 2023 and 2022, respectively.
Inventories
Corn held for ethanol production, ethanol, distillers grain, Ultra-High Protein, and renewable corn oil inventories are recorded at the lower of average cost or net realizable value, except fair-value hedged inventories. Raw materials and finished goods inventories are valued at the lower of average cost or net realizable value.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated using the straight-line method over the following estimated useful life of the assets:

Years
Buildings and improvements	10-40
Plant equipment	15-40
Other machinery and equipment	5-7
Land improvements	15-40
Railroad track and equipment	20-30
Computer hardware and software	3-5
Office furniture and equipment	5-7
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

Leases
The company leases certain facilities, parcels of land, and equipment. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. For leases with initial terms greater than 12 months, the company records operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The company did not incur any material short-term lease expense for the years ended December 31, 2023, 2022 or 2021.
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
Our equity method investments, which consist primarily of our 50% investment in GP Turnkey Tharaldson LLC, totaled $41.7 million and $17.3 million as of December 31, 2023 and 2022, respectively, and are reflected in other assets on the consolidated balance sheet. Interest capitalized related to our equity method investments during the year ended December 31, 2023 totaled $1.4 million.

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
Stock-Based Compensation
The company recognizes compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the market price of the award on the date of the award agreement, and is recognized over the service period on a straight-line basis, which is usually the vesting period.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for public entities for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025. The ASU indicates that all entities will apply its guidance prospectively with an option for retroactive application to each period in the financial statements. Early adoption is permitted. The company is currently evaluating the impact of this ASU.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for public entities that are required to report segment information in accordance with Topic 280 for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The company is currently evaluating the impact of this ASU.
In March 2020, the FASB issued amended guidance in ASC 848, Reference Rate Reform, and a subsequent update in January 2021 and October 2022, which provides optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates. The expedients and exceptions provided by the amended guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The guidance is effective upon issuance and to be applied prospectively from any date beginning March 12, 2020 through December 31, 2024. The company adopted the amended guidance for the fiscal year-ended December 31, 2023, which had no material impact on the company’s consolidated financial statements.
In December 2019, the FASB issued amended guidance in ASC 740, Income Taxes - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The company adopted the amended guidance for the fiscal year-ended December 31, 2022, which had no material impact on the company’s consolidated financial statements.
3. GREEN PLAINS PARTNERS LP
The partnership is a fee-based master limited partnership formed by Green Plains to provide fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership’s assets currently include (i) 24 ethanol storage facilities, located at or near the company’s ten ethanol plants, which have the ability to efficiently and effectively store and load railcars and tanker trucks with all of the ethanol produced at the company’s ethanol plants, (ii) two fuel terminal facilities, located near major rail lines, which enable the partnership to receive, store and deliver fuels from and to markets that seek access to renewable fuels, and (iii) transportation assets, including a leased railcar fleet of approximately 2,180 railcars, which are contracted to transport ethanol from the company’s ethanol plants to refineries throughout the United States and international export terminals. The partnership is the company’s primary downstream logistics provider to support its approximately 903 mmgy ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol the company produces.
As of December 31, 2023, the company owns a 48.8% limited partner interest, consisting of 11,586,548 common units, and a 2.0% general partner interest in the partnership. The public owns the remaining 49.2% limited partner interest in the partnership. On January 9, 2024, the company acquired 100% of the common units of the partnership, not already owned by the company, refer to Note 5 - Acquisition and Dispositions included herein for more information. The partnership is consolidated in the company’s financial statements.
A substantial portion of the partnership’s revenues are derived from long-term, fee-based commercial agreements with Green Plains Trade, a subsidiary of the company. The partnership’s agreements with Green Plains Trade include the following:
•Storage and throughput agreement, expiring on June 30, 2029;
•Rail transportation services agreement, expiring on June 30, 2029;
•Terminal services agreement for the Birmingham, Alabama unit train terminal, expiring December 31, 2024; and
•Terminal services agreement for the Collins, Mississippi terminal, expiring on December 31, 2024.
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
Revenue by Source
The following tables disaggregate revenue by major source (in thousands):

	Twelve Months Ended December 31, 2023
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—	$—
Distillers grains	85,474	—	—	—	85,474
Renewable corn oil	—	—	—	—	—
Other	31,109	15,593	4,113	—	50,815
Intersegment revenues	—	239	5,698	(5,937)	—
Total revenues from contracts with customers	116,583	15,832	9,811	(5,937)	136,289
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	2,117,296	388,764	—	—	2,506,060
Distillers grains	377,357	34,818	—	—	412,175
Renewable corn oil	179,424	8,048	—	—	187,472
Other	25,213	28,534	—	—	53,747
Intersegment revenues	—	24,907	—	(24,907)	—
Total revenues from contracts accounted for as derivatives	2,699,290	485,071	—	(24,907)	3,159,454
Leasing revenues under ASC 842 (2)	—	—	71,272	(71,272)	—
Total Revenues	$2,815,873	$500,903	$81,083	$(102,116)	$3,295,743

	Twelve Months Ended December 31, 2022
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—	$—
Distillers grains	28,634	—	—	—	28,634
Renewable corn oil	—	—	—	—	—
Other	38,132	7,787	4,003	—	49,922
Intersegment revenues	—	229	7,950	(8,179)	—
Total revenues from contracts with customers	66,766	8,016	11,953	(8,179)	78,556
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	2,286,886	481,392	—	—	2,768,278
Distillers grains	493,605	45,766	—	—	539,371
Renewable corn oil	195,114	3,954	—	—	199,068
Other	27,821	49,755	—	—	77,576
Intersegment revenues	—	26,732	—	(26,732)	—
Total revenues from contracts accounted for as derivatives	3,003,426	607,599	—	(26,732)	3,584,293
Leasing revenues under ASC 842 (2)	—	—	67,814	(67,814)	—
Total Revenues	$3,070,192	$615,615	$79,767	$(102,725)	$3,662,849

	Twelve Months Ended December 31, 2021
	Ethanol Production	Agribusiness & Energy Services	Partnership	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—	$—
Distillers grains	19,535	—	—	—	19,535
Renewable corn oil	—	—	—	—	—
Other	48,361	14,090	4,191	—	66,642
Intersegment revenues	—	—	8,028	(8,028)	—
Total revenues from contracts with customers	67,896	14,090	12,219	(8,028)	86,177
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	1,589,649	498,367	—	—	2,088,016
Distillers grains	355,230	40,763	—	—	395,993
Renewable corn oil	113,249	32,528	—	—	145,777
Other	27,344	83,778	—	—	111,122
Intersegment revenues	—	21,958	—	(21,958)	—
Total revenues from contracts accounted for as derivatives	2,085,472	677,394	—	(21,958)	2,740,908
Leasing revenues under ASC 842 (2)	—	—	66,233	(66,150)	83
Total Revenues	$2,153,368	$691,484	$78,452	$(96,136)	$2,827,168
(1)Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC 606.
(2)Leasing revenues do not represent revenues recognized from contracts with customers under ASC 606, and are accounted for under ASC 842, Leases.
Major Customer
Revenues from Customer A and Customer B represented 15% and 10% of total revenues for the year ended December 31, 2023, respectively, which are recorded within the ethanol production segment. Revenues from Customer A represented 13% of total revenues for the year ended December 31, 2022, which are recorded within the ethanol production segment. There were no customers that accounted for more than 10% of total revenues for the year ended December 31, 2021.
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
Contract Liabilities
The company records unearned revenue when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of service and lease agreements. Unearned revenue from service agreements, which represents a contract liability, is recorded for fees that have been charged to the customer prior to the completion of performance obligations. Unearned revenue is generally recognized in the subsequent quarter and is not material to the company. The company expects to recognize all of the unearned revenue associated with service agreements as of December 31, 2023, in the subsequent quarter when the inventory is withdrawn from the partnership’s tank storage.

5. ACQUISITION AND DISPOSITIONS
Green Plains Partners Merger
On September 16, 2023, the company entered into a Merger Agreement to acquire all of the publicly held common units of the partnership not already owned by the company and its affiliates, which would result in the partnership becoming a wholly owned subsidiary of the company.
On January 9, 2024, the transactions contemplated by the Merger Agreement were completed and the company issued approximately 4.7 million shares of common stock to acquire all of the publicly held common units of the partnership not already owned by the company prior to the Merger at a fixed exchange ratio of 0.405 shares of the company's common stock, par value $0.001 per share, along with $2.50 of cash consideration for each partnership common unit. The total consideration as a result of the Merger was $143.1 million, which was comprised of $29.2 million in cash and $113.9 million of common stock exchanged. As a result of the Merger, the partnership's common units are no longer publicly traded.
The interests in the partnership owned by the company and its subsidiaries remain outstanding as limited partner interests in the surviving entity. The General Partner of the partnership will continue to own the non-economic general partner interest in the surviving entity.
Since the company controlled the partnership prior to the Merger and continues to control the partnership after the Merger, the company will account for the change in its ownership interest in the partnership as an equity transaction in 2024, which will be reflected as a reduction of noncontrolling interest with a corresponding increase to common stock and additional paid-in capital. No gain or loss will be recognized in the consolidated statements of operations as a result of the Merger.
Prior to the effective time of the Merger on January 9, 2024, public unitholders owned a 49.2% limited partner interest, the company owned a 48.8% limited partner interest and a 2.0% general partner interest in the partnership. The earnings of the partnership that were attributed to its common units held by the public for the year ended December 31, 2023 are reflected in net income attributable to noncontrolling interest in the consolidated statements of operations. There were no changes in the company's ownership interest in the partnership during the years ended December 31, 2023 and 2022.
The company recorded transaction costs of $5.1 million related to the Merger during the year ended December 31, 2023. Of these transaction costs, $3.1 million is recorded within selling, general and administrative expenses in the consolidated statements of operations, while $2.0 million is recorded in other assets in the consolidated balance sheets for the year ended December 31, 2023, and will be recorded as an offset to the issuance of common stock in 2024 within additional paid-in capital. The company anticipates an additional $5.5 million in estimated fees that will be recorded as an offset to the issuance of common stock within additional paid-in capital during the first quarter of 2024. The transaction costs included financial advisory services, legal services and other professional fees.
Disposition of the Atkinson Ethanol Plant
On September 7, 2023, the company completed the sale of the plant located in Atkinson, Nebraska and certain related assets and transfer of liabilities ("the Atkinson Transaction") for a sale price of $22.9 million, plus working capital of $1.1 million. Correspondingly, the company entered into a separate asset purchase agreement with the partnership for $2.1 million to acquire the storage assets and the associated railcar operating leases. The divested assets were reported within the company’s ethanol production, agribusiness and energy services and partnership segments. The company recorded a pretax gain on the sale of the Atkinson plant of $4.1 million recorded within corporate activities.

The assets sold and liabilities transferred of the Atkinson plant at closing on September 7, 2023 were as follows: (in thousands):

Amounts of Identifiable Assets Disposed and Liabilities Relinquished
Inventories	$3,164
Prepaid expenses and other	423
Property, plant and equipment	15,199
Operating lease right-of-use assets	3,428

Accrued and other liabilities	(162)
Operating lease current liabilities	(1,332)
Operating lease long-term liabilities	(2,096)
Other liabilities	(189)
Total identifiable net assets disposed	$18,435
Disposition of the Ord Ethanol Plant
On March 22, 2021, the company completed the sale of the plant located in Ord, Nebraska and certain related assets, to GreenAmerica Biofuels Ord LLC (the “Ord Transaction”) for a sale price of $64.0 million, plus working capital of $9.8 million. Correspondingly, the company entered into a separate asset purchase agreement with the Partnership to acquire the storage assets and assign the rail transportation assets to be disposed of in the Ord Transaction for $27.5 million, which was used to pay down a portion of the partnership’s credit facility. The divested assets were reported within the company’s ethanol production, agribusiness and energy services and partnership segments. The company recorded a pretax gain on the sale of the Ord plant of $35.9 million within corporate activities.
The asset and liabilities of the Ord ethanol plant at closing on March 22, 2021 were as follows: (in thousands):

Amounts of Identifiable Assets Disposed and Liabilities Relinquished
Inventories	$10,400
Prepaid expenses and other	632
Property, plant and equipment	24,285
Operating lease right-of-use-assets	1,811

Accrued and other liabilities	(156)
Operating lease current liabilities	(1,021)
Operating lease long-term liabilities	(790)
Total identifiable net assets disposed	$35,161
6. FAIR VALUE DISCLOSURES
The following methods, assumptions and valuation techniques were used in estimating the fair value of the company’s financial instruments:
Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities the company can access at the measurement date.
Level 2 – directly or indirectly observable inputs such as quoted prices for similar assets or liabilities in active markets other than quoted prices included within Level 1, quoted prices for identical or similar assets in markets that are not active, and other inputs that are observable or can be substantially corroborated by observable market data through correlation or other means. Fair value hedged inventories in the agribusiness and energy services segment as well as forward commodity purchase and sale contracts are valued at nearby futures values, plus or minus nearby basis values, which represent differences in local markets including transportation or commodity quality or grade differences.

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
There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$349,574	$—	$349,574
Restricted cash	29,188	—	29,188
Inventories carried at market	—	45,898	45,898
Derivative financial instruments - assets	—	13,311	13,311
Total assets measured at fair value	$378,762	$59,209	$437,971

Liabilities
Accounts payable (1)	$—	$54,716	$54,716
Accrued and other liabilities (2)	—	9,917	9,917
Derivative financial instruments - liabilities	—	10,577	10,577
Other liabilities (2)	—	659	659
Total liabilities measured at fair value	$—	$75,869	$75,869

	Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$444,661	$—	$444,661
Restricted cash	55,615	—	55,615
Inventories carried at market	—	61,885	61,885
Derivative financial instruments - assets	—	16,420	16,420
Other assets	110	1	111
Total assets measured at fair value	$500,386	$78,306	$578,692

Liabilities
Accounts payable (1)	$—	$31,925	$31,925
Accrued and other liabilities (2)	—	1,909	1,909
Derivative financial instruments - liabilities	—	44,686	44,686
Other liabilities (2)	—	6,640	6,640
Total liabilities measured at fair value	$—	$85,160	$85,160
(1)Accounts payable is generally stated at historical amounts with the exception of $54.7 million and $31.9 million at December 31, 2023 and 2022, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.
(2)As of December 31, 2023 and 2022, respectively, accrued and other liabilities includes $9.9 million and $1.9 million and other liabilities includes $0.7 million and $6.6 million of consideration related to potential earn-out payments recorded at fair value.
The fair value of the company’s debt was approximately $585.0 million compared with a book value of $599.7 million at December 31, 2023. The fair value of the company’s debt was approximately $654.5 million compared with a book value of $634.8 million at December 31, 2022. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair value of its accounts receivable approximated book value, which was $94.4 million and $108.6 million, respectively, at December 31, 2023 and 2022.
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

The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenues
Ethanol production
Revenues from external customers	$2,815,873	$3,070,192	$2,153,368
Intersegment revenues	—	—	—
Total segment revenues	2,815,873	3,070,192	2,153,368
Agribusiness and energy services:
Revenues from external customers	475,757	588,654	669,526
Intersegment revenues	25,146	26,961	21,958
Total segment revenues	500,903	615,615	691,484
Partnership
Revenues from external customers	4,113	4,003	4,274
Intersegment revenues	76,970	75,764	74,178
Total segment revenues	81,083	79,767	78,452
Revenues including intersegment activity	3,397,859	3,765,574	2,923,304
Intersegment eliminations	(102,116)	(102,725)	(96,136)
	$3,295,743	$3,662,849	$2,827,168
Refer to Note 4 – Revenue, for further disaggregation of revenue by operating segment.

	Year Ended December 31,
	2023	2022	2021
Cost of goods sold
Ethanol production	$2,751,292	$3,068,366	$2,063,283
Agribusiness and energy services	454,776	562,950	657,375
Intersegment eliminations	(102,230)	(106,305)	(95,549)
	$3,103,838	$3,525,011	$2,625,109

	Year Ended December 31,
	2023	2022	2021
Gross margin
Ethanol production	$64,581	$1,826	$90,085
Agribusiness and energy services	46,127	52,665	34,109
Partnership	81,083	79,767	78,452
Intersegment eliminations	114	3,580	(587)
	$191,905	$137,838	$202,059

	Year Ended December 31,
	2023	2022	2021
Operating income (loss)
Ethanol production (1)	$(66,931)	$(117,764)	$(27,996)
Agribusiness and energy services	28,100	36,415	17,458
Partnership	46,859	47,699	48,672
Intersegment eliminations	114	3,580	(587)
Corporate activities (2)	(69,720)	(68,878)	(12,039)
	$(61,578)	$(98,948)	$25,508
(1)Operating loss for ethanol production includes an inventory lower of average cost or net realizable value adjustment of $2.6 million and $12.3 million for the year-ended December 31, 2023 and 2022, respectively.
(2)Corporate activities for the year-ended December 31, 2023 and 2021 includes a $4.1 million and $29.6 million net gain on sale of assets, respectively.

	Year Ended December 31,
	2023	2022	2021
Depreciation and amortization
Ethanol production	$89,537	$81,545	$82,969
Agribusiness and energy services	2,360	3,466	2,535
Partnership	3,175	4,093	3,737
Corporate activities	3,172	3,594	2,711
	$98,244	$92,698	$91,952

	Year Ended December 31,
	2023	2022	2021
Capital expenditures
Ethanol production	$106,293	$210,256	$181,731
Agribusiness and energy services	512	1,647	2,896
Partnership	1,175	641	668
Corporate activities	494	75	1,976
	$108,474	$212,619	$187,271
The following table sets forth total assets by operating segment (in thousands):

	Year Ended December 31,
	2023	2022
Total assets (1)
Ethanol production	$1,173,218	$1,157,791
Agribusiness and energy services	413,937	489,083
Partnership	102,776	108,680
Corporate assets	254,300	386,437
Intersegment eliminations	(4,909)	(18,860)
	$1,939,322	$2,123,131
(1)Asset balances by segment exclude intercompany balances.

8. INVENTORIES
Inventories are carried at the lower of average cost or net realizable value, except fair-value hedged inventories. As of December 31, 2023 and 2022, respectively, the company recorded a $2.6 million and a $12.3 million lower of average cost or net realizable value inventory adjustment associated with finished goods in cost of goods within the ethanol production segment.
The components of inventories are as follows (in thousands):

	December 31,
	2023	2022
Finished goods	$73,975	$97,719
Commodities held for sale	45,898	61,885
Raw materials	32,820	55,983
Work-in-process	14,454	18,499
Supplies and parts	48,663	44,864
	$215,810	$278,950
9. PROPERTY AND EQUIPMENT
The components of property and equipment are as follows (in thousands):

	December 31,
	2023	2022
Plant equipment	$1,175,566	$1,089,890
Buildings and improvements	218,269	186,391
Land and improvements	107,399	90,944
Railroad track and equipment	32,752	33,136
Construction-in-progress	115,243	207,366
Computer hardware and software	23,645	21,312
Office furniture and equipment	3,580	3,512
Leasehold improvements and other	31,551	29,074
Total property and equipment	1,708,005	1,661,625
Less: accumulated depreciation and amortization	(686,077)	(632,298)
Property and equipment, net	$1,021,928	$1,029,327
Interest capitalized during the years ended December 31, 2023, 2022 and 2021 totaled $3.6 million, $11.3 million and $7.3 million, respectively.
10. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The company has two reporting units, to which goodwill was assigned. We are required to perform impairment tests related to our goodwill annually, which we perform as of October 1, or if an indicator of impairment occurs. The company and the partnership performed their annual goodwill assessments as of October 1, 2023 and 2022 using qualitative assessments, which resulted in no indication of goodwill impairment.
The carrying amount of goodwill attributable to the ethanol production segment for both of the years ended December 31, 2023 and 2022 was $18.5 million, and for the partnership segment was $10.6 million. The company records goodwill within other assets on the consolidated balance sheets.

Intangible Assets
The company recognized certain intangible assets in connection with the FQT acquisition during the fourth quarter of 2020. The components of the FQT intangible assets are as follows (in thousands):

	December 31,
	2023	2022
Customer relationships and backlog	$17,628	$17,628
Intellectual property	9,700	9,700
Trade name	1,300	1,300
Total	28,628	28,628
Accumulated amortization	(13,483)	(10,640)
Total FQT intangible assets, net	$15,145	$17,988

Weighted average remaining amortization period	9.9 years	11.0 years
The company recognized $2.8 million, $4.8 million, and $5.7 million of amortization expense associated with these intangible assets during the years ended December 31, 2023, 2022 and 2021, respectively. The company expects estimated amortization expense of $2.5 million, $2.2 million, $2.0 million, $1.8 million and $1.6 million, respectively, for the years ended December 31, 2024, 2025, 2026, 2027 and 2028, as well as $5.0 million thereafter. The company’s intangible assets are recorded within other assets on the consolidated balance sheets.
11. DERIVATIVE FINANCIAL INSTRUMENTS
At December 31, 2023, the company’s consolidated balance sheet reflected unrealized losses of $3.2 million, net of tax, in accumulated other comprehensive loss. The company expects these items will be reclassified as operating income (loss) over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income (loss) will differ as commodity prices change.
Fair Values of Derivative Instruments
The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives' Fair Value at December 31,				Liability Derivatives' Fair Value at December 31,
	2023		2022		2023	2022
Derivative financial instruments - forwards	$13,311	(1)	$16,420	(2)	$10,577	$44,686	(3)
Other assets	—		1		—	—
Other liabilities	—		—		2	—
Total	$13,311		$16,421		$10,579	$44,686
(1)At December 31, 2023, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange-traded futures and options contracts of $6.5 million, which include $0.7 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments, $0.7 million of unrealized gains on derivative financial instruments designated as fair value hedging instruments, and the balance representing economic hedges.
(2)At December 31, 2022, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange-traded futures and options contracts of $3.4 million, which include $9.0 million of unrealized gains on derivative financial instruments designated as fair value hedging instruments, partially offset by $2.0 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments, and the balance representing economic hedges.
(3)At December 31, 2022, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange-traded futures and options contracts of $3.3 million, which include $0.6 million of net unrealized losses on derivative financial instruments designated as fair value hedging instruments and the balance representing economic hedges.
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

Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Year Ended December 31,
	2023	2022	2021
Revenues	$2,482	$3,347	$(60,261)
Cost of goods sold	(25,003)	(5,753)	41,629
Net loss recognized in loss before income taxes	$(22,521)	$(2,406)	$(18,632)

Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
	Year Ended December 31,
	2023	2022	2021
Commodity Contracts	$8,369	$(21,201)	$(32,036)
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

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2023	2022	2021
Exchange-traded futures and options	Revenues	$(2,552)	$2,470	$(201,249)
Forwards	Revenues	4,842	(7,404)	7,106
Exchange-traded futures and options	Cost of goods sold	45,065	(59,697)	12,879
Forwards	Cost of goods sold	(4,265)	(6,381)	(6,381)
Net gain (loss) recognized in loss before income taxes		$43,090	$(71,012)	$(187,645)

The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	December 31, 2023		December 31, 2022
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Inventories	$45,898	$(1,104)	$61,885	$(13,776)
Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Year Ended December 31, 2023
	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange-traded futures reclassified from accumulated other comprehensive income into income	$2,482	$(25,003)

Gain (loss) on fair value hedging relationships:

Commodity contracts
Fair value hedged inventories	—	(11,657)
Exchange-traded futures designated as hedging instruments	—	14,417

Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$2,482	$(22,243)

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Year Ended December 31, 2022
	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange traded futures reclassified from accumulated other comprehensive income into income	$3,347	$(5,753)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair value hedged inventories	—	735
Exchange-traded futures designated as hedging instruments	—	5,677

Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$3,347	$659

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Year Ended December 31, 2021
	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange-traded futures reclassified from accumulated other comprehensive income into income	$(60,261)	$41,629

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair value hedged inventories	—	20,567
Exchange-traded futures designated as hedging instruments	—	(14,695)

Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$(60,261)	$47,501

The notional volume of open commodity derivative positions as of December 31, 2023 are as follows (in thousands):

	Exchange-Traded (1)		Non-Exchange-Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	(7,760)				Bushels	Corn
Futures	13,350	(3)			Bushels	Corn
Futures	(5,475)	(4)			Bushels	Corn
Futures	(26,838)				Gallons	Ethanol
Futures	(38,304)	(3)			Gallons	Ethanol
Futures	(1,145)				MmBTU	Natural Gas
Futures	4,690	(3)			MmBTU	Natural Gas
Futures	(5,465)	(4)			MmBTU	Natural Gas
Options	(4,365)				Pounds	Soybean Oil
Forwards			22,847	—	Bushels	Corn
Forwards			48	(217,246)	Gallons	Ethanol
Forwards			99	(335)	Tons	Distillers Grains
Forwards			—	(42,301)	Pounds	Renewable Corn Oil
Forwards			10,571	(39)	MmBTU	Natural Gas
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
Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $4.8 million, $4.0 million, and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, on energy trading contracts.

12. DEBT
The components of long-term debt are as follows (in thousands):

	December 31,
	2023	2022
Corporate
2.25% convertible notes due 2027 (1)	$230,000	$230,000
Green Plains SPE LLC
$125.0 million junior secured mezzanine notes due 2026 (2)	125,000	125,000
Green Plains Wood River and Green Plains Shenandoah
$75.0 million loan agreement (3)	73,125	74,625
Green Plains Partners
$60.0 million term loan (4)	55,969	58,969
Other	14,669	15,097
Total book value of long-term debt	498,763	503,691
Unamortized debt issuance costs	(5,013)	(6,610)
Less: current maturities of long-term debt	(1,832)	(1,838)
Total long-term debt	$491,918	$495,243
(1)The 2.25% notes had $4.0 million and $5.2 million of unamortized debt issuance costs as of December 31, 2023 and 2022, respectively.
(2)The junior notes had $0.4 million and $0.7 million of unamortized debt issuance costs as of December 31, 2023 and 2022, respectively.
(3)The loan had $0.3 million of unamortized debt issuance costs as of both December 31, 2023 and 2022.
(4)The term loan had $0.3 million and $0.4 million of unamortized debt issuance costs as of December 31, 2023 and 2022, respectively.
Scheduled long-term debt repayments excluding the effects of debt issuance costs, are as follows (in thousands):

Year Ending December 31,	Amount
2024	$1,922
2025	1,918
2026	182,886
2027	231,910
2028	1,830
Thereafter	78,297
Total	$498,763
The components of short-term notes payable and other borrowings are as follows (in thousands):

	December 31,
	2023	2022
Green Plains Finance Company, Green Plains Grain and Green Plains Trade
$350.0 million revolver	$99,000	$115,000
Green Plains Commodity Management
$40.0 million hedge line	6,973	22,678
	$105,973	$137,678
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
In June 2019, the company issued $115.0 million of 4.00% convertible senior notes due in 2024, or the 4.00% notes. During May 2021, the company entered into a privately negotiated agreement with certain noteholders of the company’s 4.00% notes. Under this agreement, approximately 3.6 million shares of the company’s common stock were exchanged for $51.0 million in aggregate principal amount of the 4.00% notes.
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
In August 2016, the company issued $170.0 million of 4.125% convertible senior notes due in 2022, or the 4.125% notes. The 4.125% notes were senior, unsecured obligations of the company. In March 2021, concurrent with the issuance of the 2.25% notes, the company used approximately $156.5 million of the net proceeds of the 2.25% notes to repurchase approximately $135.7 million aggregate principal amount of the 4.125% notes, in privately negotiated transactions. Pursuant to the guidance within ASC 470, Debt, we recorded a loss upon extinguishment of $22.1 million in interest expense, which included $1.2 million of unamortized debt issuance costs related to the principal balance extinguished.
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

The Junior Notes will mature on February 9, 2026 and are secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. The proceeds of the Junior Notes were used to construct high protein processing systems at the Green Plains Obion and Green Plains Mount Vernon facilities. The Junior Notes accrue interest at an annual rate of 11.75%. However, subject to the satisfaction of certain conditions, the Green Plains SPE LLC may elect to pay an amount in cash equal to interest accruing at a rate of 6.00% per annum plus an amount equal to interest accruing at a rate of 6.75% per annum to be paid in kind. The entire outstanding principal balance, plus any accrued and unpaid interest is due upon maturity. Green Plains SPE LLC is required to comply with certain financial covenants regarding minimum liquidity at Green Plains and a maximum aggregate loan to value. The Junior Notes can be retired or refinanced after 42 months with no prepayment premium. The Junior Notes have an unsecured parent guarantee from the company and have certain limitations on distributions, dividends or loans to the company unless there will not exist any event of default. At December 31, 2023, the interest rate on the Junior Notes was 11.75%.
On September 3, 2020, Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of the company, entered into a $75.0 million loan agreement with MetLife Real Estate Lending LLC. The loan matures on September 1, 2035 and is secured by substantially all of the assets of the Wood River and Shenandoah facilities. The proceeds from the loan were used to add MSC™ technology at the Wood River and Shenandoah facilities as well as other capital expenditures.
The loan bears interest at a fixed rate of 5.02%, plus an interest rate premium of 1.5% until the loan is fully drawn. The remaining availability was drawn in the first quarter of 2022. Beginning in the second quarter of 2022, the interest rate premium may be adjusted quarterly from 0.00% to 1.50% based on the leverage ratio of total funded debt to EBITDA of Wood River and Shenandoah. Principal payments of $1.5 million per year began in October 2022. Prepayments are prohibited until September 2024. Financial covenants of the loan agreement include a minimum loan to value ratio of 50%, a minimum fixed charge coverage ratio of 1.25x, a total debt service reserve of six months of future principal and interest payments and a minimum working capital requirement at Green Plains of not less than $0.10 per gallon of nameplate capacity or $90.3 million. The loan is guaranteed by the company and has certain limitations on distributions, dividends or loans to Green Plains by Wood River and Shenandoah unless immediately after giving effect to such action, there will not exist any event of default. At December 31, 2023, the interest rate on the loan was 5.02%.
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
The Facility also includes customary events of default, including without limitation, failure to make required payments of principal or interest, material incorrect representations and warranties, breach of covenants, events of bankruptcy and other certain matters. The Facility is secured by the working capital assets of the Borrowers and is guaranteed by the company. At December 31, 2023, the interest rate on the Facility was 9.41%.
Green Plains Commodity Management has an uncommitted $40.0 million revolving credit facility to finance margins related to its hedging programs, which is secured by cash and securities held in its brokerage accounts. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At December 31, 2023, the interest rate on the facility was 7.15%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of December 31, 2023.
Partnership Segment
Green Plains Partners has a term loan to fund working capital, capital expenditures and other general partnership purposes. The term loan has a maturity date of July 20, 2026. Interest on the term loan is based on 3-month SOFR plus 8.26%, and is payable on the 15th day of each March, June, September and December. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter beginning twelve months after the closing date. The partnership repurchased $1.0 million of the outstanding notes during the six months ended September 30, 2022. Prepayments totaling $3.0 million were made during the year ended December 31, 2023.
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
Under the terms of the loan, the partnership has no restrictions on the amount of quarterly distribution payments, so long as (i) no default has occurred and is continuing, or would result from payment of the distribution, and (ii) the partnership and its subsidiaries are in compliance with its financial covenants and remain in compliance after payment of the distribution. The term loan is not guaranteed by the company. On April 19, 2023, the term loan was amended to change the underlying floating interest rate to a SOFR-based rate from a LIBOR-based rate. The impact of the amendment was not material to interest expense. On October 30, 2023, the partnership entered into an amendment to the term loan to include written consent from the lenders to permit the Merger to be completed. At December 31, 2023, the interest rate on the term loan was 13.65%.
Covenant Compliance
The company was in compliance with its debt covenants as of December 31, 2023.
Restricted Net Assets
At December 31, 2023, there were approximately $126.8 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

13. STOCK-BASED COMPENSATION
The company has an equity incentive plan, which reserved a total of 5.7 million shares of common stock for issuance pursuant to the plan, of which 1.4 million shares remain available for issuance as of December 31, 2023. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, performance share awards, and restricted and deferred stock unit awards, to be granted to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date, with no adjustments for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis.
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
•Performance Share Awards – Performance share awards may be granted to directors and employees that cliff-vest after a period of time as determined by the compensation committee. Performance share awards granted to date cliff-vest after a period of time, and include sale restrictions. Compensation expense is recognized over the requisite vesting period.
•Stock Options – Stock options may be granted that can be exercised immediately in installments or at a fixed future date. Certain options are exercisable regardless of employment status while others expire following termination. Options issued to date could have been exercised immediately or at future vesting dates, and expired five years to eight years after the grant date. Compensation expense for stock options that vest over time was recognized on a straight-line basis over the requisite service period.
Restricted Stock Awards and Deferred Stock Units
The restricted non-vested stock awards and deferred stock units activity for the year ended December 31, 2023, is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2022	813,033	$19.98
Granted	299,469	33.72
Forfeited	(42,393)	29.44
Vested	(462,215)	13.79
Non-Vested at December 31, 2023	607,894	$30.79	1.3
Performance Share Awards
On March 9, 2023, March 14, 2022, and February 18, 2021, the board of directors granted performance shares to be awarded in the form of common stock to certain participants of the plan. These performance shares vest based on the level of achievement of certain performance goals, including EBITDA, return on investment from the company's high-protein and clean sugar initiatives and annual production levels. Performance shares granted in 2023, 2022 and 2021 do not contain market-based factors requiring a Monte Carlo valuation model. The performance shares were granted at a target of 100%, but each performance share can be reduced or increased depending on the results for the performance period. If the company achieves the maximum performance goals, the maximum amount of shares available to be issued pursuant to the 2023, 2022 and 2021 awards are 904,418 performance shares, which represents approximately 223% of the 404,740 performance shares which remain outstanding. The actual number of performance shares that will ultimately vest is based on the actual performance targets achieved at the end of the performance period.
On March 18, 2020, the board of directors granted performance shares to be awarded in the form of common stock to certain participants of the plan. The performance shares were granted at a target of 100%, but each performance share was reduced or increased depending on results for the performance period for the company's total shareholder return relative to that of the company's performance peer group. On March 17, 2023, based on the criteria discussed above, the 196,382 2020 performance shares vested at approximately 123%, which resulted in the issuance of 241,589 shares of common stock.
The non-vested performance share award activity for the year ended December 31, 2023, is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2022	482,811	$18.22
Granted	200,294	27.74
Forfeited	(13,069)	27.50
Vested	(265,296)	6.21
Non-Vested at December 31, 2023	404,740	$30.51	1.3
Green Plains Partners
Green Plains Partners has a long-term incentive plan (LTIP) intended to promote the interests of the partnership, its general partner and affiliates by providing unit-based incentive compensation awards to employees, consultants and directors to encourage superior performance. The LTIP reserves 2.5 million common limited partner units of which 2.3 million units remain available for issuance as of December 31, 2023, in the form of options, restricted units, phantom units, distribution equivalent rights, substitute awards, unit appreciation rights, unit awards, profit interest units or other unit-based awards. The partnership measures unit-based compensation related to equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. As a result of the Merger, the LTIP units available for issuance were converted to 1.2 million shares available for issuance under the company's equity incentive plan.
The non-vested unit-based awards activity for the year ended December 31, 2023, are as follows:

	Non-Vested Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2022	19,707	$12.18
Granted	18,549	12.94
Vested	(19,707)	12.18
Non-Vested at December 31, 2023 (1)	18,549	$12.94	0.5
(1)Pursuant to the Merger Agreement, each of these unvested awards became fully vested at the effective time of the Merger on January 9, 2024.

Stock-Based and Unit-Based Compensation Expense
Compensation costs for stock-based and unit-based payment plans during the years ended December 31, 2023, 2022 and 2021, were approximately $13.0 million, $9.1 million and $6.1 million, respectively. At December 31, 2023, there was $15.6 million of unrecognized compensation costs from stock-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 1.3 years. The potential tax benefit related to stock-based payment is approximately 24.2% of these expenses.
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
The basic and diluted EPS are calculated as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
EPS - basic and diluted
Net loss attributable to Green Plains	$(93,384)	$(127,218)	$(65,992)
Weighted average shares outstanding - basic and diluted	58,814	55,541	46,652
EPS - basic and diluted	$(1.59)	$(2.29)	$(1.41)

Anti-dilutive weighted-average convertible debt, warrants and stock-based compensation (1)	8,419	8,556	12,952
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
Warrants
During the three months ended March 31, 2021, in connection with certain agreements, the company issued warrants in a private placement to purchase shares of its common stock. The company measures the fair value of the warrants using the Black-Scholes option pricing model as of the issuance date. Exercisable warrants are equity based and recorded as a reduction in additional paid-in capital.
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
Share Repurchase Program
The company’s board of directors authorized a share repurchase program of up to $200.0 million. Under the program, the company may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by its management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The company did not repurchase any shares of common stock during 2023, 2022 or 2021. Since inception, the company has repurchased 7.4 million shares of common stock for approximately $92.8 million under the program.
Dividends and Distributions
The partnership agreement provides for a quarterly distribution to be paid within 45 days after the end of the quarter, provided the partnership has sufficient available cash. Available cash generally means, all cash and cash equivalents on hand at the end of that quarter less cash reserves established by the general partner of the partnership plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. As a result of the Merger on January 9, 2024, the partnership became an indirect wholly owned subsidiary of the company, is no longer publicly traded, and as such, it will not make any public dividends and distributions in the future.

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) are associated primarily with gains and losses on derivative financial instruments. Amounts reclassified from accumulated other comprehensive income (loss) are as follows (in thousands):

	Year Ended December 31,			Statements of Operations Classification
	2023	2022	2021
Gains (losses) on cash flow hedges
Commodity derivatives	$2,482	$3,347	$(60,261)	(1)
Commodity derivatives	(25,003)	(5,753)	41,629	(2)
Total losses on cash flow hedges	(22,521)	(2,406)	(18,632)	(3)
Income tax benefit	(5,438)	(578)	(4,540)	(4)
Amounts reclassified from accumulated other comprehensive loss	$(17,083)	$(1,828)	$(14,092)
(1)Revenues
(2)Cost of goods sold
(3)Loss before income taxes and income from equity method investees
(4)Income tax benefit (expense)
At December 31, 2023 and 2022, the company’s consolidated balance sheets reflected unrealized losses of $3.2 million and $26.6 million, net of tax, in accumulated other comprehensive loss, respectively.
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
The IRA, was signed into law on August 16, 2022. The IRA includes significant law changes relating to tax, climate change, energy and health care. The IRA significantly expands clean energy incentives by providing an estimated $370 billion of new energy related tax credits over the next ten years. It also permits more flexibility for taxpayers to use the credits with direct-pay and transferable credit options. In addition, the IRA includes key revenue-raising provisions which include a 15% book-income alternative minimum tax on corporations with adjusted financial statement income over $1 billion, a 1% excise tax on the value of certain net stock repurchases by publicly traded companies, and the reinstatement of Superfund excise taxes. The company expects it will benefit from certain energy related tax credits in future years and not be negatively impacted by the revenue raising provisions; however, the company does not have enough information to provide a reasonable estimate of future tax benefits at this time.
On January 9, 2024, the transactions contemplated by the Merger Agreement were completed as described in more detail in Note 5 - Acquisition and Dispositions included herein. For income tax purposes, the total consideration given by the company in exchange for the remaining interest in the partnership, creates a tax basis in the acquired interest. Because the GAAP basis in the acquired interest is less than the total consideration, a new deferred tax asset will be created. It is expected that the company's valuation allowance on deferred tax assets will increase by a corresponding amount, which is not expected to have a material impact on the company's consolidated financial statements.

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current	$1,238	$232	$612
Deferred	(6,855)	4,515	1,233
Total income tax expense (benefit)	$(5,617)	$4,747	$1,845
Differences between income tax expense (benefit) at the statutory federal income tax rate and as presented on the consolidated statements of operations are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Tax expense at federal statutory rate	$(17,293)	$(21,222)	$(8,883)
State income tax expense (benefit), net of federal benefit	(662)	746	516
Nondeductible compensation	2,787	1,221	1,037
Noncontrolling interests	(3,660)	(5,245)	(4,587)
Unrecognized tax benefits	—	—	(170)
Increase in valuation allowance	15,892	27,778	15,301
Stock compensation	(4,440)	1,105	(1,954)
Other	1,759	364	585
Income tax expense (benefit)	$(5,617)	$4,747	$1,845

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards - Federal	$7,824	$12,098
Net operating loss carryforwards - State	12,909	13,862
Tax credit carryforwards - Federal	63,050	63,857
Tax credit carryforwards - State	5,225	5,906
Derivative financial instruments	—	7,160
Section 174 capitalized expenses	63,267	42,115
Interest expense carryforward	16,996	15,300
Investment in partnerships	49,735	45,445
Inventory valuation	2,079	3,491
Stock-based compensation	2,371	—
Accrued expenses	5,200	4,770
Lease obligations	9,514	8,820
Organizational and start-up costs	335	473
Other	824	810
Total	239,329	224,107
Valuation allowance	(117,258)	(101,118)
Total deferred tax assets	122,071	122,989

Deferred tax liabilities
Fixed assets	(114,690)	(116,781)
Derivative financial instruments	(1,238)	—
Right-of-use assets	(6,746)	(6,035)
Stock-based compensation	—	(173)
Total deferred tax liabilities	(122,674)	(122,989)
Deferred income taxes	$(603)	$—
At December 31, 2023, the company has federal R&D credits of $63.1 million which will begin to expire in 2033. The company also has $5.2 million of state credits which will expire, subject to taxable income, beginning in 2025. The company has federal net operating losses of $7.8 million which do not have an expiration date.
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
The company’s federal income tax returns for the tax years ended December 31, 2014 through 2018 are currently under audit. The company’s federal income tax returns for the tax years ended December 31, 2019 through 2022 are still subject to audit.
Unrecognized tax benefits were $51.4 million as of both December 31, 2023 and 2022. Recognition of these tax benefits would favorably impact the company’s effective tax rate. Unrecognized tax benefits were recorded as a reduction of the deferred asset associated with the federal tax credit carryforwards. Interest and penalties associated with uncertain tax positions are accrued as part of income taxes payable. Approximately $51.4 million in unrecognized tax benefits related to R&D credits are currently under audit. In addition, the results of the current audit may cause the company to significantly increase or decrease the unrecognized tax benefits associated with R&D credits for periods not under audit. At this time, the company does not have enough information to be able to estimate the potential adjustment.
17. COMMITMENTS AND CONTINGENCIES
Lease Expense
The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to 13.9 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.
The company may sublease certain of its railcars to third parties on a short-term basis. The subleases are classified as operating leases, with the associated sublease income being recognized on a straight-line basis over the lease term.
The components of lease expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Lease expense
Operating lease expense	$27,773	$22,116	$19,587
Variable lease expense (benefit) (1)	(97)	1,394	1,225
Total lease expense	$27,676	$23,510	$20,812
(1)Represents amounts incurred in excess of the minimum payments required for a certain building lease and for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$27,275	$21,459	$19,579

Right-of-use assets obtained in exchange for lease obligations
Operating leases	28,471	28,565	20,291

Right-of-use assets and lease obligations derecognized due to lease modifications
Operating leases	3,428	—	1,889
Supplemental balance sheet information related to operating leases is as follows:

	2023	2022
Weighted average remaining lease term	4.5 years	4.9 years

Weighted average discount rate	5.16%	4.32%

Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of December 31, 2023 are as follows (in thousands):

Year Ending December 31,	Amount
2024	$26,033
2025	21,464
2026	15,009
2027	11,429
2028	4,358
Thereafter	8,597
Total	86,890
Less: Present value discount	(10,103)
Lease liabilities	$76,787
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
Commodities, Storage and Transportation
As of December 31, 2023, the company had contracted future purchases of grain, ethanol, distillers grains, and natural gas valued at approximately $166.4 million and future commitments for storage and transportation, valued at approximately $27.0 million.
Government Assistance
During the year ended December 31, 2023 and 2022, respectively, the company received relief grants of $3.4 million and $27.7 million from the USDA related to the Biofuel Producer Program. The grants received were recorded as other income and the company has no further reporting or other obligations related to the receipt of these grants.
Legal
The company is currently involved in litigation that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.
18. EMPLOYEE BENEFIT PLANS
The company offers eligible employees a comprehensive employee benefits plan that includes health, dental, vision, life and accidental death, short-term disability and long-term disability insurance, and flexible spending accounts. The company also offers a 401(k) plan enabling eligible employees to save for retirement on a tax-deferred basis up to the limits allowed under the Internal Revenue Code. During 2022, the company increased the employer match from 4% to 6% of eligible employee contributions for employees with less than 5 years of service, and up to 8% of eligible employee contributions after 5 years of service. Employee and employer contributions are 100% vested immediately. Employer contributions to the 401(k) plan for the years ended December 31, 2023, 2022 and 2021 were $3.9 million, $3.5 million and $1.9 million, respectively.
The company contributes to a defined benefit pension plan. Since January 2009, the benefits under the plan were frozen; however, the company remains obligated to ensure the plan is funded according to its requirements. As of December 31, 2023, the plan’s assets were $4.6 million and liabilities were $5.6 million. At December 31, 2023 and 2022, net liabilities of $1.0 million and $1.3 million, respectively, were included in other liabilities on the consolidated balance sheets.